Form 10-K
period 1996-12-31
MASTECH CORP
filed 1997-03-28
CIK 1024732

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K


[X] Annual Report pursuant to  Section 13 or 15(d) of the  Securities Exchange
    Act of 1934

For the fiscal year ended December 31, 1996

[_] Transition Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

Commission File Number 000-21755

                              MASTECH CORPORATION
             (Exact name of registrant as specified in its charter)


          PENNSYLVANIA                                25-1802235
          ------------                               ----------
  (State or other jurisdiction                     (I.R.S. Employer
of incorporation or organization)                 Identification No.)


            1004 McKee Road
        Oakdale, Pennsylvania                           15071
(Address of principal executive offices)              (Zip Code)

      Registrant's telephone number, including area code:  (412) 787-2100

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months, and (2) has been subject such filing requirements for the past 90 days.

                                    Yes [X]  No [_]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 20, 1997 (based on the closing price of such stock as reported by NASDAQ on such date) was $78,600,000.

The number of shares of the registrant's Common Stock, par value $.01 per share, outstanding as of March 20, 1997 was 21,654,600 shares.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K [_]


                      Documents Incorporated By Reference
                      -----------------------------------

Portions of the Corporation's Proxy Statement, prepared for the Annual Meeting of Shareholders scheduled for June 9, 1997, to be filed with the Commission are incorporated by reference into Part III of this report.

                              MASTECH CORPORATION

                                 1996 FORM 10-K

                               TABLE OF CONTENTS

                                                        PAGE
                                                        ----
                             PART I
ITEM     1.  BUSINESS................................     3
ITEM     2.  DESCRIPTION OF PROPERTIES...............     9
ITEM     3.  LEGAL PROCEEDINGS.......................    10
ITEM     4.  SUBMISSION OF MATTERS TO A VOTE OF
             SECURITY HOLDERS........................    10

                             PART II
ITEM     5.  MARKET FOR REGISTRANT'S COMMON EQUITY
             AND RELATED STOCKHOLDER MATTERS.........    10
ITEM     6.  SELECTED FINANCIAL DATA.................    11
ITEM     7.  MANAGEMENT DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS...............    12
ITEM     8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY
             DATA....................................    17
ITEM     9.  DISAGREEMENTS ON ACCOUNTING AND
             FINANCIAL DISCLOSURE....................    34

                              PART III
ITEM    10.  DIRECTORS AND OFFICERS OF REGISTRANT....    35
ITEM    11.  EXECUTIVE COMPENSATION..................    35
ITEM    12.  SECURITY OWNERSHIP OF CERTAIN
             BENEFICIAL OWNERS AND MANAGEMENT........    35
ITEM    13.  CERTAIN RELATIONSHIPS AND RELATED
             TRANSACTIONS............................    35

                               PART IV
ITEM    14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
             AND REPORTS ON FORM 8-K.................    36

AUDITOR'S REPORTS....................................    19

SIGNATURE PAGES......................................    41

FINANCIAL SCHEDULES..................................    42

PART I

ITEM 1:     BUSINESS

Overview

  Mastech Corporation ("Mastech" or the "Company") was incorporated in Pennsylvania on November 12, 1996. Mastech Systems Corporation, a Pennsylvania corporation through which the business of the Company has been conducted since its inception in July 1986; ("Mastech Systems"), is an indirect wholly-owned subsidiary of the Company. On December 20, 1996, Mastech completed the initial public offering of its common stock, resulting in net proceeds to the Company of approximately, $45,606,000 ("the IPO"). Contemporaneously with the IPO, Mascot Systems Pvt., Ltd. ("Mascot Systems"), and Scott Systems Pvt., Ltd. ("Scott Systems"), both corporations organized under the laws of India, became wholly-
owned subsidiaries of Mastech Systems.   Unless the context otherwise requires,
references in this Annual Report on Form 10-K to "Mastech" or the "Company" include the Company and its subsidiaries.

  Mastech is a worldwide provider of information technology ("IT") services to large organizations. Mastech provides its clients with a single source for a broad range of applications solutions and services, including client/server design and development, conversion/ migration services, Year 2000 services, Enterprise Resource Planning ("ERP") package implementation services and maintenance outsourcing. These services are provided in a variety of computing environments and use leading technologies, including client/server architectures, object-oriented programming, distributed databases and the latest networking and communications technologies. To enhance its services, Mastech has formed business alliances with leading software companies such as Baan, Oracle and Viasoft. In addition, the Company has developed its own proprietary methodologies and tools, known as SmartAPPS, that provide a complete solution set for each of its services.

  During 1996, Mastech provided IT services to over 350 clients worldwide in a diverse range of industries. These clients include AT&T, Citibank, EDS, IBM, Intel, Oracle and Wal-Mart. Historically, the Company has primarily provided IT professional services on a time-and-materials basis to support client-managed projects. The Company plans to generate an increasing portion of its revenues from Mastech-managed projects, international markets, offshore software development projects and fixed-price engagements.

  As of December 31, 1996, the Company employed 1,387 IT professionals, over 1,175 of whom were in the United States, with the remainder in the Far East, Canada, the United Kingdom ("U.K.") and India. To support the Company's growth and to meet the increased demand for IT professionals, the Company has embarked on an aggressive recruiting and training strategy, designed to more than double the number of IT professionals hired. The Company recruits and trains IT professionals in India through its Scott Systems subsidiary.

  The Company is now replicating its business model in key international markets to meet the large and growing demand for IT services overseas and to serve its client base of large multinational corporations that need support on a global basis. In addition to offices in Pittsburgh, Washington D.C. and San Francisco, the Company maintains international offices in Toronto and Singapore, and has recently opened offices in London, Sydney and Tokyo. The Company also plans to open offices in South Africa, the Middle East and Continental Europe.

  In light of the large and growing backlog of applications development projects, the shortage of qualified IT professionals in developed countries and the rising costs of applications development and support, an increasing number of organizations are turning to offshore software development. Through its Mascot Systems subsidiary, Mastech is investing in an extensive offshore software development infrastructure in India, including four state-of-the-art software development centers. The centers in Bangalore, India are currently operational and is conducting over 20 engagements for Mastech clients in the U.S. and Canada. Two additional centers are under development. This offshore infrastructure, will be able to accommodate 1,500 IT professionals when complete.

  Financial information about the domestic and foreign operations of the Company can be found on page 33 in this Form 10-K. Services rendered by Mastech's foreign offices are considered foreign operations. The Company has no export revenues.

Services

  Mastech provides its clients with a single source for a broad range of IT applications solutions and services including: (i) client/server design and development; (ii) conversion/migration services; (iii) Year 2000 services; (iv) ERP package implementation services; and (v) applications maintenance outsourcing. These services are provided in a wide variety of computing environments utilizing leading technologies including client/server architectures, object-oriented programming languages and tools, distributed database management systems, Computer-Aided Software Engineering ("CASE") Tools, ERP packages, groupware and the latest networking and communications technologies. In addition, the Company has developed proprietary SmartAPPS methodologies and tools to enhance productivity.

  Historically, the substantial majority of the Company's projects have been client-managed. On client-managed projects, Mastech provides professional services as a member of the project team on a time-and-materials basis. On Mastech-managed projects, Mastech takes complete responsibility for project management and bills the client on a time-and-materials or fixed-price basis. The Company is seeking to shift a larger portion of its business to Mastech-managed projects, which generally carry higher profit margins.

  The Project Control Office ("PCO"), located in the Company's headquarters, provides project management oversight for all North American client engagements. For offshore projects, the PCO is the point of contact during client business hours, establishing a clear line of communication with the project teams in India and the U.S. Mastech uses a proprietary Lotus Notes-based Global Project Tracking System to facilitate project management and control. The Company also utilizes PC conferencing tools to conduct "virtual" meetings.

  The Company offers many of its services through existing offshore software development centers in Bangalore, India which are connected via secure, high-speed satellite links to the Company's headquarters and client sites. Mastech is increasing its offshore capacity by developing, through its Mascot Systems subsidiary, additional offshore software development centers in Madras and Pune, India.

The Company's services are described below:

                SERVICES                            METHODS/TOOLS
                    Client/Server Design and Development
>  Project management                     .  SmartAPPS Client/Server
>  Requirements analysis and definition   .  Languages: C/C++, VisualBasic,
>  Evaluation and selection of               Delphi SmallTalk, Java
    applications packages                 .  Tools: Powerbuilder, Gupta,
>  Prototyping and re-use                    Developer/2000, Lotus Notes
>  Data modeling, data warehousing        .  DBMS/4GLs: Oracle, Informix,
>  Applications systems design and           Sybase, Unify, SQLServer
    development                           .  GUI: Windows, Motif, X-Windows,
>  Database design and administration        OpenLook
>  Systems development and                .  CASE Tools: Oracle*CASE, IEF,
     implementation                          Bachman
>  Technology education and training



                         Conversion/Migration
>  Project management                   .SmartAPPS Migrate
>  Automated tools development               Methodology and Automated
>  User interface conversion                 Conversion Tools
>  Code conversion and testing
>  Control language conversion
>  Data migration
>  Cutover and implementation

          SERVICES                            METHODS/TOOLS

                           Year 2000
>  Impact analysis                      .SmartAPPS 2000
>  Project planning                          Impact Assessment and
>  Year 2000 conversion                      Automated Conversion Tools
>  Compliance testing and validation    .Viasoft
>  Cutover and implementation           .Microfocus Revolve

                Specialty Package Implementation
>  Project management                     .Oracle Applications
>  Customization                          .Baan Triton
>  Integration                            .PeopleSoft
>  Migration                              .SAP R/3
>  Database design and administration
>  Systems support
>  Training

              Applications Maintenance Outsourcing
>  Baseline assessment and service        .SmartAPPS Maintain
    level definition                         Methodology and Tools
>  Process enhancements
>  Modifications/enhancements to
    functionality
>  Interfaces and integration with new
    systems
>  Configuration management
>  Documentation and standardization
>  Application productivity improvement
>  Trouble-shooting and problem
    resolution
>  24- hours-per-day, 7- days-per-week
    emergency support

Additional Services

  Mastech is in the process of developing additional services for clients, including:

  Education and Training.   Mastech's Education and Training Department provides
employees with basic and advanced courses in key technologies such as Oracle, PowerBuilder, VisualBasic, Java and ERP packages including Oracle Applications and Baan. Mastech is planning to expand its training programs and courseware to offer them to its clients as a distinct value-added service. The Company has piloted this service with selected clients and has received positive feedback.

  Internet/Intranet Solutions.   Mastech manages its worldwide operations using
Lotus Notes, Web-based technologies and an extensive communications infrastructure. Mastech plans to create a service line focused on helping its clients use Internet and World Wide Web technology to develop Intranets and utilize the World Wide Web for electronic commerce.

SmartAPPS Methodologies and Tools

  Mastech's proprietary SmartAPPS methodologies and tools provide a complete solution set for each of its services. These methodologies and tools are premised on a rapid delivery paradigm and provide a consistent framework to address each service line, with the flexibility to address alternative delivery mechanisms. These delivery mechanisms include a variety of on-site solutions and offshore delivery techniques. The methodologies include project management practices that extend across all service lines and a work breakdown structure to address each component of the solution.

  Proprietary Tools.   The Company's proprietary tools provide productivity
gains by automating certain software delivery processes while reducing the risk of human error. The SmartAPPS set of tools incorporates natural language-based analysis and transformations using compiler technology. These tools are built around object-oriented technology that enables them to be easily extended as greater automation opportunities are uncovered. SmartAPPS tools are particularly useful in automated conversions for the Year 2000 and Conversion/Migration service lines.

  Proprietary Frameworks.   The Company has developed automated frameworks for
each service line. "SmartAPPS Client/Server" incorporates the Rapid Architected Application Development technique to deliver this service to clients. "SmartAPPS Migrate" provides for database mapping and re-engineering, followed by source conversion using automated tools. "SmartAPPS 2000" provides impact analysis, project planning and conversion solutions to the Year 2000 problem. "SmartAPPS Maintain" uses the waterfall development model and reusable templates and provides detailed steps for guaranteed service level maintenance of applications at the offshore center.

Sales and Marketing

  Mastech sells its services to large organizations through a direct sales force of over 45 professionals. The Company's U.S. sales force is organized to meet the needs of the marketplace through three primary divisions: (i) the General Business Division; (ii) the System Integrator Division; and (iii) the Enterprise Package Division.

The General Business Division includes three geographic regions, each of which is directed by a Regional Director. Each region includes multiple new business development managers. These individuals use a proprietary database of several thousand prospects to telemarket Mastech's services nationally. The Company subsequently sends interested prospective clients a written proposal providing information about the Company, its approach and methodology, schedules, team members, pricing and terms. Mastech leverages the mobility of its software professionals and its cost-effective telephone selling model to service all areas of the U.S. Each geographic region also includes Corporate Account Managers who are responsible for selling Mastech's services to existing clients. These managers, with the support of a specialized applications solutions sales team, Regional Directors and senior management, meet frequently on a direct, face-to-face basis with clients. Through an organized consultative sales approach, Mastech cross-sells its different services in order to develop stronger and expanded client relationships.

  The System Integrator Division focuses on developing national and global relationships with major systems integrators such as EDS, IBM, KPMG Peat Marwick, Ernst & Young and Oracle. Mastech assists these integrators to meet their customers' needs by providing specialized technical expertise and complementary capabilities such as offshore development.

  The Enterprise Package Division includes personnel trained and dedicated to addressing the needs of clients and prospects that are involved in ERP package implementations. This division works directly with companies providing complete implementation services, as well as partnering with both the ERP software vendors and systems integrators on teamed implementation efforts.

  Mastech's international sales organization has offices located in five different countries. Each office is supervised by a Country Manager and supported by dedicated sales personnel that sell directly to new clients using an approach similar to the Company's domestic sales approach. Additionally, these offices focus on leveraging Mastech's existing relationships with its U.S.-based multinational clients. These relationships are particularly strong with global systems integrators and often provide a foundation on which each of Mastech's international offices can build.

  Mastech's marketing organization works closely with the sales organization to constantly improve results. The marketing organization's responsibilities include development of company marketing literature, market research to assist in strategic planning and tactical decision-making, trade show selection and exhibit planning, advertising and public relations support. The marketing organization develops messages and positioning for such activities by analyzing market trends and competitors' activities.

Clients

  Substantially all of the Company's clients are large companies, major systems integrators or governmental agencies. During 1996, the Company provided services to over 350 clients in the U.S., Canada, Europe and the Far East. The Company's strategy is to maximize its client retention rate and secure follow-on engagements by providing high quality services and client responsiveness.

  The Company is a preferred vendor for several large organizations, including Associates Bancorp, Bank of America, EDS, KPMG Peat Marwick and Oracle. As a preferred vendor, the Company is one of a limited number of service providers to these organizations, enabling it to sell its services more effectively. The Company is aggressively pursuing additional preferred vendor arrangements in order to obtain new or additional business from large organizations. These contracts generally result in lower margins due to negotiated discounts, but are expected to generate higher revenues.

  Organizations to which the Company has provided, or is providing, services include:



 Consumer Products    Manufacturing      Telecommunications       Transportation
-------------------  ----------------  ----------------------  ---------------------
  J.C. Penney           Ford Motor            AirTouch         Carnival Cruise Lines
     Nike            General Electric           AT&T              Royal Caribbean
 Philip Morris        General Motors         Ameritech             Ryder Systems
    Sears                Hitachi                MCI                Union Pacific
   Wal-Mart               Intel            U.S. Cellular               USAir

                                                                   Integrators &
     Health Care                    Financial Services                 Vendors
 -------------------             ------------------------          ----------------

 Blue Cross/Blue Shield              Bank of America               Deloitte & Touche
      Foxmeyer                           Citibank                         EDS
   Health America                      Deutsche Bank                    IBM/ISSC
Kaiser Foundation Health           Hartford Insurance/ITT           KPMG Peat Marwick
       Merck                            NationsBank                     Oracle


In 1995 and 1996, approximately 29% of the Company's revenues were derived from its top five clients (EDS, IBM, the U.S. Department of Defense, Oracle and Unisys). EDS accounted for almost 10% and 9 % of the Company's revenues in 1995 and 1996, respectively. Most of the Company's projects are terminable by the client without penalty. The loss of any significant client or project could have a material adverse effect on the Company's business, operating results and financial condition.

Competition

  The IT services industry is highly competitive and served by numerous national, regional and local firms, all of which are either existing or potential competitors of the Company. Primary competitors include participants from a variety of market segments, including "Big Six" accounting firms, systems consulting and implementation firms, applications software firms, service groups of computer equipment companies, general management consulting firms, programming companies and temporary staffing firms. Many of these competitors have substantially greater financial, technical and marketing resources and greater name recognition than the Company. In addition, there is a risk that clients may elect to increase their internal IT resources to satisfy their applications solutions needs. The Company believes that the principal competitive factors in the IT services industry include the range of services offered, technical expertise, responsiveness to client needs, speed in delivering IT solutions, quality of service and perceived value. The Company believes that it competes favorably with respect to these factors.


Intellectual Property Rights

  The Company relies upon a combination of nondisclosure and other contractual arrangements and trade secret, copyright and trademark laws to protect its proprietary rights and the proprietary rights of third parties from whom the Company licenses intellectual property. The Company enters into confidentiality agreements with its employees and limits distribution of proprietary information. There can be no assurance that the steps taken by the Company in this regard will be adequate to deter misappropriation of proprietary information or that the Company will be able to detect unauthorized use and take appropriate steps to enforce its intellectual property rights.

  Although the Company obtained U.S. trademark registration covering the service mark "Mastech," a company named Mastek Limited of India, which purports to have operations in the U.K., has asked the Company to withdraw its service mark application for the mark "Mastech" in the U.K. claiming that the names are confusingly similar. The Company is currently investigating the merits of this claim. There can be no assurance that such claim will not result in legal action being brought against the Company asserting superior rights to the designation "Mastech" or "Mastek" in the U.K. or elsewhere and, if such an action is bought, there can be no assurance that it will be successfully defended by the Company.

  Software developed by the Company in connection with a client engagement is typically assigned to the client. In limited situations, the Company may retain ownership, or obtain a license from its client, which permits Mastech or a third party to market the software for the joint benefit of the client and Mastech or for the sole benefit of Mastech.

Human Resources

  The Company's success depends in large part on its ability to attract, develop, motivate and retain highly skilled IT professionals. The Company has over 70 full-time employees dedicated to recruiting IT professionals and managing its human resources. The Company recruits in a number of countries, including India, the U.S., Canada, the U.K., Singapore, Australia and the Philippines. The Company advertises in leading newspapers and trade magazines. In addition, the Company's employees are a valuable recruiting tool and are actively involved in referring new employees and screening candidates for new positions. Mastech uses a standardized global selection process which includes interviews, tests and reference checks.

  The Company's Resource Managers use a proprietary system to manage, on a real-time basis, the employees and candidates in the Company's talent pool. This system enables the Company to quickly identify appropriate IT professionals for various client engagements. This database, which currently holds profiles on several thousand IT professionals, catalogs individual technical profiles and stores information pertaining to each individual's location, availability, mobility and other factors.

  The Company has a focused retention strategy that includes career planning, training, benefits and an incentive plan. The Company's comprehensive benefits package includes Company-paid health insurance, group life insurance, a long-term disability plan, Company-subsidized health club memberships and tuition reimbursement. The Company uses stock options as part of its recruitment and retention strategy. The Company also has an extensive training infrastructure. The Company's Education and Training Department trains employees on a variety of platforms and helps them transition from legacy to client/server skills by providing cross-platform training in new technologies. The Company is implementing an Intranet to allow its employees to access its courseware and computer-based training modules via the Internet so that the training is available to all employees worldwide at their individual convenience and pace.

  Mastech's IT professionals typically have Master's or Bachelor's degrees in Computer Science or another technical discipline and three to ten years of IT experience. As of December 31, 1996, the Company had 1,615 employees comprised of 1,387 IT professionals, 57 sales and marketing personnel and 171 general and administrative personnel. In addition, the Company uses independent contractors to staff client engagements. As of December 31, 1996, the Company had 142 independent contractors working on client engagements.


Government Regulation of Immigration

  The Company recruits its IT professionals on a global basis to create a mobile workforce that it can deploy wherever required and, therefore, must comply with the immigration laws in the countries in which it operates, particularly the U.S. Over 90% of Mastech's IT professionals are citizens of other countries, with most of those in the U.S. working under H-1B temporary work permits. There is a limit on the number of new H-1B permits that may be approved by the U.S. in any government fiscal year. In years in which this limit is reached, the Company may be unable to obtain enough H-1B permits to bring foreign employees to the U.S. If the Company were unable to obtain H1-B permits for its employees in sufficient quantities or at a sufficient rate, the Company's business, operating results and financial condition could be adversely affected. Furthermore, Congress and administrative agencies with jurisdiction over immigration matters have periodically expressed concerns over the levels of legal and illegal immigration into the U.S. These concerns have often resulted in proposed legislation, rules and regulations aimed at reducing the number of work permits that may be issued. Any changes in such laws making it more difficult to hire foreign nationals or limiting the ability of the Company to retain foreign employees, could require the Company to incur additional unexpected labor costs and expenses. Any such restrictions or limitations on the Company's hiring practices could have a material adverse effect on the Company's business, operating results and financial condition.

ITEM 2:     PROPERTIES

  The Company leases 35,900 square feet of office space in the Pittsburgh suburb of Oakdale, Pennsylvania which serves as its headquarters. The Company's senior management, administrative personnel, human resources and sales and marketing functions are housed in this facility. This lease expires on May 31, 2000 and contains two additional options to extend the lease for five years each.

  The Company also leases space in Washington D.C., San Francisco, London, Singapore, Sydney, Toronto and Tokyo. These locations allow the Company to respond to the needs of its clients and to recruit qualified IT professionals in these markets.

  Mascot Systems leases two offshore software development facilities with approximately 34,200 square feet in Bangalore, India. These facilities were established by Mastech's controlling shareholders to deliver the Company's offshore software development services to the Company's clients worldwide. Mascot Systems intends to lease from Mastech's controlling shareholders two additional offshore software development centers. These facilities, totaling 100,000 square feet, are located in Pune and Madras, India, and are currently under construction.

  The Company believes that its present facilities provide sufficient space for its current and anticipated near-term needs.

ITEM 3:     LEGAL PROCEEDINGS

  The Company is not a party to any litigation that is expected to have a material adverse effect on the Company or its business.


ITEM 4:     SUBMISSION OF MATTERS TO A  VOTE OF  SECURITY HOLDERS

  In connection with the Company's IPO, certain matters were submitted to a vote of shareholders, including: (i) the amendment and restatement of the Company's Articles of Incorporation on November 18, 1996; and (ii) the adoption of the Company's 1996 Incentive Stock Plan on December 16, 1996.

Each of the proposals was approved by a unanimous written consent of the shareholders holding all of the 250,000 shares of common stock then outstanding.


PART II

ITEM 5:     MARKET FOR THE REGISTRANT'S COMMON EQUITY
            AND RELATED STOCKHOLDER MATTERS

  The Company's Common Stock has been traded on THE NASDAQ NATIONAL MARKET tier of THE NASDAQ STOCK MARKET under the symbol: "MAST" since December 17, 1996 when the Company commenced trading in connection with the Company's initial public offering of its Common Stock at $15.00 per share. The following table sets forth the range of high and low bid prices per share of Mastech Common Stock for the periods indicated as reported on the NASDAQ composite tape.


                                                                          High          Low
                                                                         -----          ---
Fiscal 1996

Fourth Quarter 1996 (December 17, 1996- December 31, 1996)............   19-1/4       15-1/4



  As of March 20, 1997, the Company's Common Stock was held by 5,000 holders of record.

  The Company intends to retain all of its future earnings for use in its business, and therefore does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. Future cash dividends, if any, will be at the discretion of the Company's Board of Directors and will depend upon, among other things, the Company's future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and such other factors as the Board of Directors may deem relevant.

  In October 1996, the Company entered into an agreement with an executive pursuant to which the Company agreed to pay this executive ,as compensation for past services, a cash amount equal to the value of 109,200 shares of Common Stock or that number of actual shares of Common Stock. At the executive's election, one-half of this amount was paid in cash immediately after the IPO, and the remaining amount was paid in the form of 54,600 shares of restricted Common Stock issued to the executive pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 and which will vest on June 30, 1998. If the executive voluntarily leaves the employ of the Company or is terminated by the Company for cause before that date, the shares of restricted stock will be forfeited. If the executive is terminated without cause, or upon the sale of the Company or upon the executive's death, the shares of restricted stock will vest on a pro rata basis.

ITEM 6.     SELECTED FINANCIAL DATA




                                                                    YEARS ENDED DECEMBER 31,
                                                                    ------------------------
                                1992              1993                    1994                  1995                   1996
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Income Statement Data:
 Revenues....................  $20,161           $38,709                $70,050             $103,676                $123,400
 Gross profit................    7,314            12,573                 20,135               31,262                  33,947
 Income from operations(1)...    2,707             2,744                 11,349               18,259                  12,874
 Income before income taxes..    2,732             2,724                 11,444               18,396                  12,828
 Provision for income
  taxes(2)...................       --                --                     --                   --                   4,136
                               -------           -------                -------             --------                --------

 Net income..................  $ 2,732           $ 2,724                $11,444             $ 18,396                $  8,692
                               -------           -------                -------             --------                --------

 Pro forma income taxes (2)..    1,093             1,090                  4,578                7,358                   4,915
                               -------           -------                -------             --------                --------
 Pro forma net income (2)....  $ 1,639           $ 1,634                $ 6,866             $ 11,038                $  3,777
                               =======           =======                =======             ========                ========
 Pro forma net income per
  share (2)..................    $0.09             $0.09                  $0.38                $0.60                   $0.20
                               =======           =======                =======             ========                ========
 Weighted average number of
  common shares outstanding..   18,255            18,255                 18,255               18,255                  18,790


                                                                       AS OF DECEMBER 31,
                                                        ----------------------------------------------------
                                  1992                      1993                   1994                 1995                    1996

Balance Sheet Data:
 Cash and Cash Equivalents...  $   499                   $ 2,897                $ 4,124             $  3,026                $ 45,997

 Working capital.............    4,238                     5,678                 13,745               14,594                  49,692

 Total assets................    5,695                    12,461                 22,847               25,754                  77,509

 Total shareholders' equity..    4,626                     5,972                 14,262               15,671                  50,759



(1) Income from operations for the year ended December 31, 1996, includes a non-recurring charge incurred pursuant to an agreement with an executive to pay, as compensation for past services, an amount equal to the value of 54,600 shares of Common Stock at the IPO price of $15 per share. The Company has reflected this payment along with the applicable tax withholdings as a non-recurring charge.

(2) Certain events, including the closing of the Company's public offering of common stock, automatically terminated its S corporation status on December 16, 1996, thereby subjecting income to federal and state income taxes at the corporate level. Pro forma net income and pro forma net income per share reflect federal and state income taxes (assuming a 40% effective tax rate) as if the Company had been taxed as a C corporation for all periods presented.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this section, the words "anticipate," "believe," "estimate," "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements.

Overview

  Mastech, founded in 1986, has experienced revenue growth every year since inception and has been profitable every year since 1987. Mastech completed the initial public offering of its Common Stock on December 20, 1996, resulting in net proceeds to the Company of approximately, $45,606,000 ("the IPO").

  The Company's revenues are derived from fees paid by clients for professional services. Historically, a substantial majority of the Company's projects have been client-managed. On client-managed projects, Mastech provides professional services as a member of the project team on a time-and-materials basis. The Company recognizes revenues on time-and-materials projects as the services are performed. On Mastech-managed projects, Mastech takes complete responsibility for project management, and bills the client on a time-and-materials or fixed-price basis. Fixed-price contracts are recognized on the percentage of completion method.

  Mastech's most significant cost is its personnel expense, which consists primarily of salaries and benefits of the Company's billable personnel. The number of IT professionals assigned to projects may vary depending on the size and duration of each engagement. Moreover, project terminations and completion and scheduling delays may result in periods when personnel are not assigned to active projects. Mastech manages its personnel costs by closely monitoring client needs and basing personnel increases on specific project engagements.

  While the number of IT professionals may be adjusted to reflect active projects, the Company must maintain a sufficient number of professionals to respond to demand for the Company's services on both existing projects and new engagements.

  Since July 1995, the Company has incurred significant incremental expenses to build the infrastructure necessary to sustain the Company's growth. These expenditures were incurred in connection with: (i) the development of additional service offerings, including Year 2000 conversion services and ERP package software services; (ii) the significant expansion of its globel recruitment division; (iii) the opening of foreign sales offices to provide better access to the global market; (iv) the development of four offshore software development centers in India; (v) the hiring of additional managers to support a larger organization; (vi) the relocation of the Company's headquarters to larger, more efficient office space; and (vii) the establishment of training centers to improve the skill levels of new and current employees. While these expenses have increased the Company's selling, general and administrative expenses, the Company believes that the revenues expected to be derived as a result of these expenditures have not yet been fully realized.


Results of Operations

  The following table sets forth for the periods indicated, selected statements of operations data as a percentage of revenues:



                                         Years ended December 31,
                                          1994      1995     1996
Revenues.............................    100.0%    100.0%   100.0%
Cost of revenues.....................     71.3      69.9     72.5
                                         -----     -----    -----
Gross profit.........................     28.7      30.1     27.5
Selling, general and administrative*.     12.5      12.5     17.1
Income from operations...............     16.2      17.6     10.4
Income before income taxes...........     16.3      17.7     10.4
Provision for income taxes...........       --        --      3.4
                                         -----     -----    -----
Net income...........................     16.3%     17.7%     7.0%
                                         =====     =====    =====

*Includes a non-recurring charge of 0.07% of revenues in 1996.


1996 Compared to 1995

  Revenues.   The Company's revenues increased 19.0% from $103.7 million in 1995 to $123.4 million in 1996. This growth in revenues was primarily attributable to additional services provided to existing clients, engagements with new clients and the Company's continued expansion into international markets. The Company broadened its client base from 308 clients in 1995 to 369 clients in 1996. Revenues from the Company's international operations increased from $1.4 million in 1995 to $11.1 million in 1996. The Company's revenue growth was limited by higher than normal employee attrition in the first eight months of 1996.

  Gross Profit.   Gross profit consists of revenues less cost of revenues. Cost of revenues consists primarily of salaries and employee benefits for billable IT professionals and the associated travel and relocation costs of these professionals, as well as the cost of the independent contractors used by the Company. The number of IT professionals utilized by the Company (including independent contractors) increased from 1,248 as of December 31, 1995 to 1,529 as of December 31, 1996. Gross profit increased 8.6% from $31.3 million in 1995 to $33.9 million in 1996. Gross profit as a percentage of revenues declined from 30.1% in 1995 to 27.5% in 1996. This decrease is directly attributable to an increase in costs for IT professionals, including higher salaries, employee bonuses, relocation expenses and an increase in the use of independent contractors, incurred during the period as a result of a higher than normal rate of employee attrition, In the first eight months of 1996, the Company experienced this higher than normal rate of employee attrition because the Company was experiencing delays in securing the first-stage approval from the Department of Labor ("DOL") for permanent residency status for some of its professionals. This attrition resulted in increased costs for IT professionals and reduced revenue growth. In response to this attrition problem, the Company increased its U.S. recruiting efforts, enhanced its training programs and worked with the DOL to revise its filing procedures to resolve the delays. As a result of these initiatives, the Company's employee attrition rate returned to normal historical levels in September 1996. Costs associated with the use of independent contractors as a percentage of cost of revenues increased from 10.1% in 1995 to 16.3% in 1996.

       Selling, General and Administrative Expenses.   Selling, general and
administrative expenses consist of costs associated with the Company's sales and marketing efforts, executive management, finance and human resource functions, facilities and telecommunication costs and other general overhead expenses. Selling, general and administrative expenses increased 62.1% from $13.0 million in 1995 to $21.1 million in 1996. As a percentage of revenues, selling, general and administrative expenses increased from 12.5% in 1995 to 17.1% in 1996. This increase was primarily attributable to the expenses incurred to build the infrastructure necessary to support the Company's revenue growth as discussed under "Overview" above. In addition to the incremental costs previously mentioned, the Company has initiated a sales force recruiting program which resulted in a 50% increase from 1995 to 1996 in the number of sales related personnel.

  Income Before Income Taxes.    As a result of all of the above, the Company's
income before income taxes decreased 30.3% from $18.4 million in 1995 to $12.8 million in 1996. In addition to the above factors, the Company recorded a non-recurring charge to income of $0.9 million related to an executive compensation agreement, which provided for, among other things, a cash payment equal to the value of 54,600 shares of the Company's common stock at the IPO price.

  Provision for Income Taxes.   The Company's effective tax rate was 32.2%  for
the year ended December 31, 1996, including a one-time charge of $3.9 million for income taxes related to Mastech's termination of its S-corporation status in connection with the IPO. The Company also recorded a provision of $0.3 million for income taxes incurred as a C corporation during the two week period from the closing of the IPO through December 31, 1996 . See Notes 2 and 3 of the Notes to Consolidated Financial Statements on pages 24 and 26, respectively in this Form 10-K.

1995 Compared to 1994

  Revenues.   The Company's revenues increased 48.0% from $70.1 million in 1994 to $103.7 million in 1995. The growth in revenues was attributable to increased revenue from systems integrators, additional services delivered to existing clients, engagements with new clients and, for the first time, revenue from international operations. The Company broadened its client base from 285 clients in 1994 to 308 clients in 1995. The increase in revenues was partially offset by a planned decrease in government projects.

  Gross Profit.   Gross profit increased 55.3% from $20.1 million in 1994 to
$31.3 million in 1995. Gross profit also increased as a percentage of revenues from 28.7% to 30.1%. This increase in margins was attributable to billing rates increasing at a slightly higher level than professional salaries. Also, the shift of available resources away from government contracts to more profitable projects enabled the Company to attain a higher gross profit margin in 1995. The increase in gross profit was partially offset by higher personnel expenses resulting from the hiring of additional professionals to support the increase in client engagements. The number of IT professionals increased from 1,005 as of December 31, 1994 to 1,248 as of December 31, 1995. Costs associated with the use of independent contractors as a percentage of cost of revenues increased from approximately 1.0% in 1994 to 10.1% in 1995.

  Selling, General and Administrative Expenses.   Selling, general and
administrative expenses increased 48.0% from $8.8 million in 1994 to $13.0 million in 1995, representing 12.5% of revenues in both 1994 and 1995. Expenses incurred in 1995 include costs related to the start-up of two foreign offices, the relocation of the Company's headquarters and a general expansion of the sales, marketing and administrative functions to support the Company's continued revenue growth.

Liquidity and Capital Resources

  The net proceeds generated from the IPO were approximately $45.6 million, after deducting underwriting discounts and commissions and estimated offering expenses paid by the Company. These monies have been temporarily invested in short-term investment grade interest bearing securities. The Company expects to use the net proceeds from the offering for: (i) expansion of existing operations, including the Company's international and offshore software development operations, development of new service lines and possible acquisitions of related businesses; (ii) payment of undistributed S corporation earnings estimated to be $6.5 million; (iii) payment of approximately $3.9 million in income taxes related to the termination of the Company's S corporation status and (iv) general corporate purposes including working capital.

  Historically, the Company generally financed its working capital requirements and distributions to shareholders through internally generated funds. The Company's cash provided by operations was $4.7, $16.7 and $11.0 million for the years ended December 31, 1994 and 1995 and 1996, respectively. The Company's cash provided by operations prior to the IPO does not reflect any income tax expense due to the Company's status as an S corporation.

  Capital expenditures for the years ended December 31, 1995 and 1996 were $0.8 and $3.0 million, respectively. Additionally, the Company entered into an agreement to purchase a new management information system. The Company expects to finance the entire $2.0 million cost of this project using its fiscal year 1997 operating funds.

  The Company currently has a $15.0 million revolving credit facility (the "Facility") with PNC Bank, Pittsburgh, Pennsylvania. The Facility bears interest at a rate equal to LIBOR (approximately 7.07% at December 31, 1996) plus 1.5% or prime (8.25% at December 31, 1996) at the Company's option and borrowings are unsecured. The Facility contains certain restrictive covenants and financial ratio requirements which would limit distributions to shareholders and additional borrowings. Historically, the Company has not used the Facility to finance its working capital needs. During 1996, the Company borrowed funds for the purpose of making distributions to shareholders, which the shareholders used to help finance construction of the three offshore software development centers in India that will be leased by the Company. As of December 31, 1996, $15.0 million remained available for borrowing under the Facility. The Company is currently in negotiations to increase this credit facility to $25.0 million.

   The Company currently anticipates that the proceeds from its IPO together with existing sources of liquidity and cash generated from operations will be sufficient to satisfy its cash needs at least through the next twelve months.

  The Company does not believe that inflation had a significant impact on the Company's results of operations for the periods presented. On an ongoing basis, the Company attempts to minimize any effects of inflation on its operating results by controlling operating costs and, whenever possible, seeking to insure that billing rates reflect increases in costs due to inflation.

  The Company invoices its clients in the local currency of the country in which the client is located. Gains and losses as a result of fluctuations in foreign currency exchange rates have not had a significant impact on results of operations.

Recently Issued Accounting Standards

     In October 1995, The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123"). SFAS No. 123 recommends, but does not require, that companies change their method of accounting for stock-based compensation plans to one that attributes compensation costs equal to the fair value of a stock-based compensation arrangement over the periods in which service is rendered. Companies not electing to change their method of accounting are required, among other things, to provide additional disclosure which in effect restates the company's results for comparative periods as if the new method of accounting had been adopted. The Company elected not to adopt the recognition provision of SFAS No. 123, but instead, has complied with the disclosure requirements. Effective December 16, 1996, the Company adopted the 1996 Stock Incentive Plan (the "Plan") for directors, executive management and key personnel. The Plan provides for the issuance of up to 2,160,000 shares of Common Stock pursuant to incentive awards. In 1996, the Company issued options to purchase 845,550 shares of Common Stock to its directors, executive management and key personnel. Each of these options has an exercise price of 100% of the fair market value of the Common Stock on the date of award. The right to purchase these options expires 10 years from the date of grant or earlier if an option holder ceases to be employed by the Company for any reason.


     Financial Accounting Standards Board Statement No. 128, "Earnings Per Share" (SFAS No. 128) was issued in February 1997 and is effective for fiscal years beginning after December 15, 1997. This statement, upon adoption, will require all prior-period earnings per share (EPS) data to be restated, to conform to the provisions of the statement. This statement's objective is to simplify the computation of EPS and to make the U.S. standard for EPS computations more compatible with that of the International Accounting Standards Committee. The Company will adopt SFAS No. 128 in fiscal 1998 and does not anticipate that the statement will have a significant impact on its reported EPS.


     Financial Accounting Standards Board Statement No. 129, "Disclosure of Information about Capital Structure" (SFAS No. 129) was issued in February 1997 and is effective for periods ending after December 15, 1997. This statement, upon adoption, will require all companies to provide specific disclosure regarding the entities capital structure. SFAS No. 129 will specify the disclosures, for all companies, including descriptions of the securities comprising the capital structure and the contractual rights of the holders of such securities. The Company will adopt SFAS No. 129 in fiscal 1997 and does not anticipate that the statement will have a significant impact on its disclosure.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Financial Statements and Supplementary Data required by this item are filed as part of this Form 10-K. See Index to Consolidated Financial Statements on page 18 of this Form 10-K.


              MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING

  The accompanying consolidated financial statements of Mastech Corporation have been prepared by management, who are responsible for their integrity and objectivity. The statements have been prepared in conformity with generally accepted accounting principles and necessarily include amounts based on management's best estimates and judgments.

  Management has established and maintains a system of internal controls designed to provide reasonable assurance that assets are safeguarded and that the Company's financial records reflect authorized transactions of the Company. The system of internal controls includes widely communicated statements of policies and business practices that are designed to require all employees to maintain high ethical standards in the conduct of Company affairs. The internal controls are augmented by organizational arrangements that provide for appropriate delegation of authority and division of responsibility.

  The Company's consolidated financial statements have been audited by Arthur Andersen LLP, independent public accountants, whose report thereon appears on page 19 of this Form 10-K. As part of its audit of the Company's 1996 financial statements, Arthur Andersen LLP considered the Company's system of internal controls to the extent it deemed necessary to determine the nature, timing and extent of its audit tests. Management has made available to Arthur Andersen LLP the Company's financial records and related data.

  The Board of Directors will pursue its responsibility for the Company's financial reporting and accounting practices through its Audit Committee, a majority of the members of which are nonemployee directors . The Committee was established at the first meeting of the Board of Directors on March 9, 1997. The independent public accountants will have direct access to the Audit Committee with and without the presence of management representatives, to discuss the results of their audit work and their comments on the adequacy of internal accounting controls, and the quality of financial reporting .



Sunil Wadhwani
Co-Chairman, Chief Executive Officer and Director



Michael Zugay
Vice President-Finance


March 17, 1997

                              MASTECH CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                             Page
                                                             -----

Report of Independent Public Accountants..................     19

Consolidated Balance Sheets as of
 December 31, 1995 and 1996...............................     20

Consolidated Income Statements for the
 years ended December 31, 1994, 1995
 and 1996.................................................     21

Consolidated Statements of
 Shareholders' Equity for the years
 ended December 31, 1994, 1995 and 1996....................    22

Consolidated Statements of Cash Flows
 for the years ended December 31, 1994,
 1995 and 1996.............................................    23

Notes to Consolidated Financial
 Statements................................................ 24-34

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders of Mastech Corporation:

  We have audited the accompanying consolidated balance sheets of Mastech Corporation (a Pennsylvania corporation) and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These Financial Statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these Financial Statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the Financial Statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the Financial Statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the Financial Statements referred to above present fairly, in all material respects, the financial position of Mastech Corporation and subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                                             Arthur Andersen LLP
Pittsburgh, Pennsylvania,
February 13, 1997

                              MASTECH CORPORATION

                          Consolidated Balance Sheets
                             (Dollars in thousands)

                                             December 31
                                        -------------------
                                            1995      1996
ASSETS
Current assets:
  Cash and cash equivalents (cost
   approximates market value)..........   $ 3,026   $45,997
  Accounts receivable, net of allowance
   for uncollectible
    accounts............................   19,146    23,160
  Unbilled receivables..................    1,504     1,410
  Employee and related party advances...      526     2,591
  Prepaid and other assets..............      421       601
                                          -------   -------
        Total current assets............   24,623    73,759
                                          -------   -------

Equipment and leasehold improvements,
 at cost:
  Equipment.............................    1,548     3,932
  Leasehold improvements................      147       736
                                          -------   -------
                                            1,695     4,668
  Less--Accumulated depreciation........     (564)     (918)
                                          -------   -------
     Net equipment and leasehold
      improvements......................    1,131     3,750
                                          -------   -------
Total assets............................  $25,754   $77,509
                                          =======   =======

  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Revolving credit facility (Note 4)....  $    --   $ 2,077
  Accounts payable......................    1,412     3,934
  Accrued payroll and related costs.....    7,822     8,898
  Other accrued liabilities.............      795     1,342
  S corporation dividend  payable (Note
   12)..................................       --     6,500
  Deferred revenue......................       --       116
  Deferred income taxes.................       --     1,200
                                          -------   -------
        Total current liabilities.......   10,029    24,067
                                          -------   -------

Minority interest.......................       54        --
Deferred income taxes...................       --     2,683

Commitments (Note 6)

Shareholders' equity:
  Preferred stock, without par value:
   20,000,000 shares
    authorized, no shares outstanding...       --        --
  Common stock, par value $0.01 per
   share:
    100,000,000 shares authorized,
     18,200,000 and 21,654,600
     shares  issued and outstanding,
     respectively (Note 9)..............      182       217

  Additional paid-in capital............      106    51,168
  Retained earnings.....................   15,384       197
  Deferred compensation (Note 9)........       --      (776)
  Currency translation adjustment.......       (1)      (47)
                                          -------   -------
        Total shareholders' equity......   15,671    50,759
                                          -------   -------
Total liabilities and shareholders'
 equity.................................  $25,754   $77,509
                                          =======   =======

  The accompanying notes are an integral part of these consolidated financial statements.

                              MASTECH CORPORATION

                         Consolidated Income Statements

                 (Dollars in thousands, except per share data)

                                                Years Ended December 31
                                        -------------------------------------
                                             1994        1995         1996
Revenues................................    $70,050     $103,676     $123,400
Cost of revenues........................     49,915       72,414       89,453
                                            -------     --------     --------
Gross profit............................     20,135       31,262       33,947
Selling, general and administrative.....      8,786       13,003       20,198
Non-recurring charge (Note 8)...........         --           --          875
                                            -------     --------     --------

Income from operations..................     11,349       18,259       12,874
Interest (income) expense, net..........        (69)        (164)          43
Minority interest in net (loss) income
 of subsidiaries........................        (26)          27            3
                                            -------     --------     --------

Net income before income taxes..........     11,444       18,396       12,828

Provision (credit) for income taxes.....
 Current................................         --           --          253
 Deferred...............................         --           --          (17)
 Termination of S corporation status....         --           --        3,900
                                            -------     --------     --------
   Provision for income taxes...........         --           --        4,136
                                            -------     --------     --------

Net income..............................    $11,444     $ 18,396     $  8,692
                                            =======     ========     ========

                                           Pro forma Information-(Unaudited)
                                           ---------------------------------
Net income..............................    $11,444     $ 18,396     $  8,692
Pro forma income taxes..................      4,578        7,358        4,915
                                            -------     --------     --------
Pro forma net income....................    $ 6,866     $ 11,038     $  3,777
                                            =======     ========     ========


Pro forma net income per common share...      $0.38        $0.60        $0.20
                                            =======     ========     ========




  The accompanying notes are an integral part of these consolidated financial statements.

                              MASTECH CORPORATION

                Consolidated Statements of Shareholders' Equity
                             (Dollars in thousands)

                                         Common Stock
                                     ---------------------
                                                            Additional                              Currency        Total
                                                              Paid-in    Retained     Deferred     Translation   Shareholders'
                                       Shares   Par Value   Capital    Earnings   Compensation    Adjustment       Equity
                                     ---------- ---------  ----------  ---------  -------------  ------------  --------------
Balance, December 31, 1993.........  18,200,000       $182     $   106  $  5,723          $  --          $(39)       $  5,972
 Net income........................          --         --          --    11,444             --            --          11,444
 Dividends.........................          --         --          --    (3,192)            --            --          (3,192)
 Currency translation adjustment...          --         --          --        --             --            38              38
                                     -----------------------------------------------------------------------------------------
Balance, December 31, 1994.........  18,200,000        182         106    13,975             --            (1)         14,262

 Net income........................          --         --          --    18,396             --            --          18,396
 Dividends.........................          --         --          --   (16,987)            --            --         (16,987)
 Currency translation adjustment...          --         --          --        --             --            --              --
                                     -----------------------------------------------------------------------------------------
Balance, December 31, 1995.........  18,200,000        182         106    15,384             --            (1)         15,671

 Net income........................          --         --          --     8,692             --            --           8,692
 Dividends.........................          --         --          --   (19,045)            --            --         (19,045)
 Issuance of common stock..........   3,400,000         34      50,216    (4,644)            --            --          45,606
 Disproportionate
  dividend (Note 11)...............          --         --          --      (190)            --            --            (190)
 Acquisition of minority interest
  in Scott Systems.................          --         --          28        --             --            --              28
 Restricted stock award............      54,600          1         818        --           (819)           --              --
 Amortization of deferred
  compensation.....................          --         --          --        --             43            --              43
 Currency translation adjustment...          --         --          --        --             --           (46)            (46)
                                     -----------------------------------------------------------------------------------------
 Balance, December 31, 1996........  21,654,600       $217     $51,168  $    197          $(776)         $(47)       $ 50,759
                                     ========================================================================================




  The accompanying notes are an integral part of these consolidated financial statements.

                              MASTECH CORPORATION

                     Consolidated Statements of Cash Flows

                             (Dollars in thousands)

                                             Years Ended December 31
                                          -----------------------------
                                            1994      1995       1996
CASH FLOW FROM OPERATIONS
OPERATIONS:
  Net income............................. $11,444   $ 18,396   $  8,692
  Adjustments to reconcile net income
   to cash provided by operations:
    Depreciation.........................     137        206        354
    Allowance for uncollectible accounts.     150        200        175
    Minority interest....................     (27)        28        (54)
    Deferred income taxes, net...........      --         --      3,883
    Amortization of deferred
     compensation........................      --         --         43
  Working capital items:
    Accounts receivable and unbilled
     receivables.........................  (8,402)    (3,743)    (4,095)
    Advances.............................    (715)       479     (2,065)
    Prepaid and other assets.............       4       (353)      (180)
    Accounts payable.....................     775       (713)     2,522
    Accrued and other current
     liabilities.........................   1,348      2,183      1,739
                                          -------   --------   --------
       Net cash flow from operations.....   4,714     16,683     11,014
                                          -------   --------   --------

INVESTING ACTIVITIES:
  Additions to equipment and leasehold
     improvements........................    (333)      (794)    (2,973)
  Acquisition of minority interest in
     Scott Systems.......................      --         --         28
                                          -------   --------   --------
       Net cash flow from investing
        activities.......................    (333)      (794)    (2,945)
                                          -------   --------   --------


FINANCING ACTIVITIES:
  Borrowings under revolving credit
   facility..............................      --         --      2,077
  Net proceeds from issuance of common
   stock.................................      --         --     45,606
  Disproportionate dividend..............      --         --       (190)
  Dividends paid.........................  (3,192)   (16,987)   (12,545)
                                          -------   --------   --------
       Net cash flow from financing
        activities.......................  (3,192)   (16,987)    34,948
                                          -------   --------   --------

Effect of currency translation on cash...      38         --        (46)

Net change in cash and cash equivalents..   1,227     (1,098)    42,971
Cash and cash equivalents, beginning of
 period..................................   2,897      4,124      3,026
                                          -------   --------   --------
Cash and cash equivalents, end of period. $ 4,124   $  3,026   $ 45,997
                                          =======   ========   ========

Supplemental disclosure:
  Non cash financing activities
    Dividends declared- S corporation.... $    --   $     --   $  6,500
  Cash payments for interest............. $    10   $      3   $    223


  The accompanying notes are an integral part of these consolidated financial statements.

                              MASTECH CORPORATION

                   Notes to Consolidated Financial Statements

1.  Operations:

   In conjunction with the closing of its initial public offering on December 16, 1996 (the "IPO"), Mastech Systems Corporation, the entity through which the business of the Company had been conducted since its inception in July 1986, became an indirect, wholly-owned subsidiary of Mastech Corporation ("Mastech" or the "Company"), which is a newly-formed Pennsylvania corporation.

  Mastech is a worldwide provider of IT services to large organizations. Mastech provides its clients with a single source for a broad range of applications solutions and services, including client/server design and development, conversion/migration services, Year 2000 services, ERP package implementation services and maintenance outsourcing. These services are provided in a variety of computing environments and use leading technologies, including client/server architectures, object-oriented programming, distributed databases and the latest networking and communications technologies.

  Mascot Systems Pvt, Ltd. ("Mascot"), a wholly-owned foreign subsidiary, was acquired upon the closing of the IPO. Mascot is currently operating two and developing two other offshore software development centers in the cities of Bangalore, Pune and Madras, India. Mascot's current operations serve as Mastech's single source for offshore software development. Also, effective December 16, 1996, SWAT Systems Corporation, a Pennsylvania corporation ("SWAT") was merged into the Company resulting in its wholly-owned subsidiary, Scott Systems Pvt. Ltd ("Scott"), an India-based corporation, becoming a wholly-owned subsidiary of Mastech. Both subsidiaries provide IT professional recruiting and training services. As of December 31, 1996, all of Mascot, SWAT and Scott's revenues were derived from services provided to Mastech. These transactions are described in Note 11.



2.  Summary of Significant Accounting Policies:

  The accompanying Consolidated Financial Statements reflect the application of the following significant accounting policies:


  Principles of Consolidation

  The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

  Accounts Receivable

          The Company extends credit to clients based upon management's assessment of their creditworthiness. Substantially all of the Company's revenues (and the resulting accounts receivable) are from large companies, major systems integrators and governmental agencies. The allowance for uncollectible accounts was approximately $500,000 and $675,000 as of December 31, 1995 and 1996, respectively.

  Revenue Recognition

  The Company recognizes revenue on time-and-materials contracts as the services are performed for clients. Revenues on fixed-price contracts are recognized using the percentage of completion method. Percentage of completion is determined by relating the actual cost of work performed to date to the estimated total cost for each contract. If the estimate indicates a loss on a particular contract, a provision is made for the entire estimated loss without reference to the percentage of completion.

                              MASTECH CORPORATION

                   Notes to Consolidated Financial Statements

Depreciation

  The Company provides for depreciation using the straight-line method in amounts which allocate the costs of equipment over their estimated useful lives of five to seven years, and leasehold improvements over the shorter of the life of the improvement or of the underlying lease term.


Currency Translation Adjustment

  The financial statements of foreign subsidiaries are translated using the exchange rate in effect at year-end for balance sheet accounts and the average exchange rate in effect during the year for revenue and expense accounts. Translation gains and losses are excluded from the consolidated income statements and are instead reported as the currency translation adjustment component of shareholders' equity.

  The functional currency of international offices and foreign subsidiaries is the currency of the country in which the office or subsidiary is located. Revenues of the Company are billed in the currency of the country in which the customer is located. Translation gains and losses arising from differences between the functional and billing currencies are recognized in the consolidated income statements.


  Income Taxes

  Prior to its initial public offering, the Company elected to be taxed under Subchapter S of the Internal Revenue Code of 1986, as amended ("S corporation") for income tax purposes. Accordingly, the income of the Company was reported on the individual income tax returns of its shareholders. Therefore, the financial statements do not include a provision for income taxes related to income prior to the closing of the public offering.

  The Company's S corporation status terminated in connection with the Company's initial public offering, thereby subjecting the Company's income to federal and state income taxes at the corporate level. Due to temporary differences in recognition of revenue and expenses, income for financial reporting purposes has exceeded income for income tax purposes. Accordingly, the application of the provisions of SFAS No. 109, "Accounting for Income Taxes" resulted in the recognition of deferred tax liabilities (and a corresponding one-time charge to expense) of $3.9 million as of the date the S corporation was terminated. The majority of this tax provision will be paid over the next four years.

  In the recent past, the government of India has provided incentives, in the form of tax holidays, to encourage foreign investment. No tax holidays have been granted to the Company as of December 31, 1996.


  Use of Estimates in the Preparation of Financial Statements

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                                  MASTECH CORPORATION

  Through April 30, 1996, the Company provided for group medical costs through self-insurance programs. The amounts charged to expense for group medical claims were approximately $1,195,000, $2,005,000, $669,000 for the years ended December 31, 1994, 1995 and 1996, respectively. Estimated claims incurred but not reported were $500,000 and $370,000 as of December 31, 1995 and 1996, respectively, and are included in other accrued liabilities in the accompanying consolidated balance sheets. As of April 30, 1996, the Company had stop/loss insurance coverage related to these programs. Effective May 1, 1996, the Company maintains coverage through a fully insured premium based plan.


  Financial Instruments

  The fair values and carrying amounts of the Company's financial instruments, primarily accounts receivable and payable, are approximately equivalent. The financial instruments are classified as current and will be liquidated within the next operating cycle.


  Pro Forma Information (Unaudited):

       The pro forma adjustments for income taxes included in the accompanying consolidated income statements are based upon the statutory rates in effect for C corporations during the periods presented.


  Reclassifications

  Certain prior-year balances have been reclassified to conform to the current period presentation.


3.     Income Taxes

  The Company's S corporation status terminated in connection with the Company's initial public offering, thereby subjecting the Company's income to federal and state income taxes at the corporate level. The Company accounts for income taxes in accordance with the provisions of SFAS No. 109. Except for the effect of the reversal of net deductible temporary differences, the Company is not aware of any significant differences between book and taxable income in future years.

  Prior to the initial public offering, the Company elected Subchapter S corporation status for income tax purposes. Accordingly, the income of the Company was reported on the individual income tax returns of its shareholders. The financial statements, therefore, do not include a provision for income taxes prior to the closing of the public offering.

                              MASTECH CORPORATION

  The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes follows:




                                           1996
                                          ------
C corporation income before taxes for
 the 15 day period ended December         $  413
 31, 1996...............................

Net taxable temporary differences.......       4
Current portion of S corporation
 deferred revenue.......................     123
                                          ------
Book taxable income as a C corporation..     540
Income taxes at the statutory rate......     216


Provision for change in tax status to C
 corporation............................   3,900
Other, net..............................      20
                                          ------

Provision for income taxes..............   4,136
                                          ======


  The provision for income taxes as shown in the accompanying consolidated statements of income, include the following components:



(Dollars in Thousands)                 1996
                                      -----
Current provision-
 Federal............................. $  216
 State...............................     --
 Foreign.............................     37
                                      ------
   Total current provision...........    253
 Deferred credit.....................    (17)
 Termination of S corporation status.  3,900
                                      ------
Total provision for income taxes..... $4,136
                                      ======

                              MASTECH CORPORATION

  The components of the deferred tax assets and liabilities are as follows:



                                  December 31
                                  -----------
(Dollars in Thousands)               1996
Deferred tax assets...............  $  (17)
Deferred tax liabilities..........   3,900
                                    ------

Total deferred tax liability......  $3,883
                                    ======

Consisting of-
Current liability
   S corporation deferred revenue.. $1,200

Deferred liability
   S corporation deferred revenue.. $2,395
   Other...........................    288
                                    ------
                                    $3,883
                                    ======


4.  Revolving Credit Facility:

  The Company has available borrowings under a revolving credit facility with a bank. Borrowings under this arrangement are unsecured, are limited to $15.0 million bear interest at LIBOR, as defined, (7.07 % and 7.50% at December 31, 1996 and 1995, respectively), plus 1.5% or the prime rate (8.25% and 8.50% at December 31, 1996 and 1995, respectively) and are payable upon demand. There were no borrowings outstanding under this arrangement as of December 31, 1996
and 1995.   Average outstanding borrowings under this arrangement were $1.4 million for the year ended December 31, 1996 and there were no borrowings under this arrangement during the year ended December 31, 1995.

  As of December 31, 1996, Mascot Systems had borrowings outstanding under revolving credit agreements with ICICI Banking Corporation Limited and IndusInd Bank Limited, both of India. Borrowings under these facilities are secured by deposits of the controlling shareholders of the Company. Of the $2.1 million borrowed and outstanding under these agreements at December 31, 1996, the following interest rates apply:


   Amount          Annual
  Borrowed     Interest Rate
-------------  --------------
  $995,000         18.75%
 1,082,000         19.25%
----------
$2,077,000
==========



  These borrowings will be repaid by the Company as soon as the Company receives Reserve Bank of India approval for the repatriation of such loan to Mascot Systems.

                              MASTECH CORPORATION

5.  Related Party Transactions:

  The controlling shareholders leased residential properties to the Company under lease agreements which were terminated during 1996. Payments in accordance with these arrangements were approximately $36,000, $36,000 and $9,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

  The Company has loans outstanding from the Company's controlling shareholders of $16,000 as of December 31, 1996 and 1995. These loans are included in accounts payable in the consolidated balance sheets.

  As an S corporation, the net income of the Company was attributed, for federal (and some state) income tax purposes, directly to the Company's shareholders rather than to the Company. During 1995 and 1996, the Company had from time to time paid the corresponding income taxes due on these amounts on behalf of the controlling shareholders in the form of interest-free advances which were later repaid. The highest aggregate amounts of advances outstanding to one of the controlling shareholders and his Qualified Subchapter S Trust during 1995 and 1996 were approximately $117,000 and $1,682,000, respectively. The highest aggregate amounts of advances outstanding to the other controlling shareholder during 1995 and 1996 were approximately $117,000 and $1,682,000, respectively. This practice will be discontinued in early 1997.

  Mascot Systems leases and intends to lease from the controlling shareholders the office space for the offshore software development facilities in Bangalore, Pune and Madras, India. The acquisition of the real estate and the construction of these office buildings (but not the buildout of the office space) was financed entirely by the controlling shareholders out of personal funds. Specifically, Mascot Systems leases approximately 4,200 square feet of office space on one floor of an office building located in Bangalore, India, which floor is owned by the controlling shareholders. The lease has a one-year term expiring in March 1997, and the rent is approximately $7,000 per year. Mascot Systems also leases a 30,000-square-foot office building located in Bangalore, India from the controlling shareholders. This lease has a one-year term expiring in October 1997, and the annual rent is approximately $110,000 per year. The offshore software development facilities located in Pune and Madras, India are presently under construction with occupancy expected in May 1997, and July 1997, respectively. Mascot Systems expects to enter into two additional leases with the controlling shareholders for these facilities. The facility in Pune, India is a 35,000-square-foot office building, and the facility in Madras, India is a
65,000-square-foot office building.   See also Note 11.

  Scott Systems leases, for its training facilities, approximately 2,100 square feet of office space on one floor of an office building located in Bombay, India. The leased space is divided into five separately owned suites owned individually by the controlling shareholders. The leases have a one-year term expiring in April 1997, and the aggregate rent is $20,000 per year. Scott Systems also leases additional office space of approximately 900 square feet on another floor in the same office building which is owned by the controlling shareholders. The lease has a one-year term expiring in October 1997, and the rent is approximately $6,000 per year. See also Note 11

  The Company believes that the terms of the leases described above are or will, when executed, be no less favorable to the Company than could be obtained from unrelated third parties.

                              MASTECH CORPORATION

6.  Commitments:

  The Company rents certain office facilities and equipment under noncancelable operating leases which provide for the following future minimum rental payments as of December 31, 1996:


 Period ending December 31      Amount
           1997                 735,000
           1998                 621,000
           1999                 582,000
           2000                 239,000
        Thereafter                   --
                             ----------
           Total             $2,177,000
                             ==========


  Rental expense was approximately $179,000, $500,000 and $778,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

  The Company has employment agreements with ten of its officers which provide for specified minimum salaries and bonuses based upon the Company's performance.


7.  Employee Benefit Plans:

  The Company adopted a 401(k) benefit plan effective January 1, 1995. Eligible employees, as defined in the plan, may contribute up to 15% of eligible
compensation, as defined.   The Company does not contribute to this plan.


8.     Non-recurring  Charge:

  In October 1996, the Company entered into an agreement with an executive pursuant to which the Company agreed to pay this individual, as compensation for past services, an amount equal to the value of 109,200 shares of Common Stock at the initial public offering price of $15 per share. One-half of this payment
was made in cash, at the election of the executive, on December 16, 1996.   The
remaining half of this obligation was satisfied on December 16, 1996 via the issuance of 54,600 shares of restricted Common Stock, as described in Note 9. The Company has reflected the cash payment along with the applicable tax withholdings as a non-recurring charge in the accompanying consolidated statements of income.

                              MASTECH CORPORATION

9.     Stock-Based Compensation and Restricted Stock Award:

  Effective December 16, 1996, the Company adopted the 1996 Stock Incentive Plan (the "Plan") for directors, executive management and key personnel. The Plan provides for the issuance of up to 2,160,000 stock-based incentive awards at the market value of the stock at the date of grant. The Company accounts for the Plan under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Had compensation costs for the Plan been determined consistent with Statement of Financial Accounting Standards No. 123,
"Accounting for Stock-Based Compensation" (SFAS No. 123), the pro forma effect on net income and earnings per share during fiscal year 1996 would have been insignificant. Among other things, the SFAS No. 123 computation assumes the recognition of compensation expense on a straight-line basis for the two-week period ended December 31, 1996.

  In 1996, options covering a total of 845,550 shares of Common Stock were granted under the plan. The right to purchase these options expires 10 years from the date of grant or earlier if an option holder ceases to be employed by the Company for any reason. A summary of stock option activity follows:



Summary of Stock Options                  Stock Option Price    Total
----------------------------------------  -------------------  --------
                                                    $     15

Year Ended December 31, 1995                              --         --
Options:
  Granted...............................             845,550    845,550
  Forfeitures...........................                  --         --
  Exercised.............................                  --         --
Year Ended December 31, 1996............             845,550    845,550
                                                    ========   ========

Options exerciseable at December 31,
 1996...................................                 --         --

Weighted average fair value of options
 granted during the year*...............            $   5.86  $   5.86
                                                    ========   ========


   There were 1,314,450 shares reserved for future grants under the 1996 Stock Option Plan at December 31, 1996.

       *The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 1996.

Risk free interest rate.............................     6.2%
Expected dividend yield.............................     0.0%
Expected life of options............................  6 YRS.
Expected volatility rate............................    24.5%


  Effective December 16, 1996, the Company entered into an employment agreement with an executive that included the granting of 54,600 shares of restricted common stock. During the restricted period (from December 16, 1996 to June 30,
1998), the restricted stock vests ratably and daily. The agreement provides for partial awards and forfeitures under various circumstances. At December 31, 1996, the Company's consolidated balance sheet reflects deferred compensation of $776,000, related to this award, as an offset to shareholders' equity. Compensation expense of $43,000 related to the vesting of restricted shares through December 31, 1996 has been recorded in the Company's consolidated income statement.

                                  MASTECH CORPORATION

10.    Pro Forma Income per Common Share:

  Pro forma net income per common share is calculated by dividing pro forma net income by the weighted average number of common shares plus incremental common stock equivalent shares (shares issuable upon exercise of stock options). Incremental common stock equivalent shares are calculated for each measurement period based on the treasury stock method which uses the monthly average market price per share.

  The weighted average common shares and common share equivalents were as follows:


            December 31
------------------------------------
   1994          1995        1996
18,254,600    18,254,600  18,790,262


  The 1996 weighted average shares outstanding as calculated above also includes 393,462 common shares, which represents the number of shares, when multiplied by the initial public offering price, would have been sufficient to replace the capital in excess of earnings withdrawn as dividends during the period.


11.    Business Acquisitions:

  Mascot Systems, prior to becoming a subsidiary of the Company, was owned by Mastech's controlling shareholders. The Company has in the past engaged Mascot Systems as a subcontractor to perform offshore software development projects. On December 16, 1996, the Company purchased the shares of Mascot Systems held by the controlling shareholders for $170,000. This price was based upon an independent valuation of that interest, and paid from the Company's working capital. The Company has also purchased the minority shares of Mascot Systems, which were held by relatives of the controlling shareholders, for $20,000, based upon an independent valuation. This transaction has been reflected as a disproportionate dividend in the accompanying statements of shareholders' equity.


  Scott Systems, prior to becoming a subsidiary of the Company, was indirectly controlled by Mastech's controlling shareholders through SWAT Systems Corporation. The Company has in the past engaged Scott Systems to recruit and train IT professionals in India. On December 16, 1996, SWAT was merged with and into Mastech and Scott Systems thereby became a subsidiary of the Company. The controlling shareholders received nominal consideration in this transaction. The Company also purchased the minority shares of Scott Systems, some of which are held by relatives of the controlling shareholders, for $26,000.

  The accompanying Consolidated Financial Statements present the financial position, results of operations and cash flows of the Company and the aforementioned entities as if they had been combined from inception in a manner similar to a pooling of interests.

                              MASTECH CORPORATION

12. S corporation Dividend:

  Since it was founded in 1986, the Company had elected S corporation status for income tax purposes. As a result, substantially all of the Company's net income was attributed, for income tax purposes, directly to the Company's shareholders rather than to the Company. The Company's S corporation status terminated in connection with its public offering of common stock, and the Company will make a final distribution to its former S corporation shareholders of undistributed S corporation earnings, as explained below.

  On December 16, 1996, the Company's Board of Directors declared an S corporation dividend to former S corporation shareholders in an aggregate amount representing all undistributed earnings of the Company taxed or taxable to its shareholders through December 16, 1996 (the "S corporation Dividend"). The S corporation Dividend is recorded in the accompanying consolidated balance sheets at December 31, 1996 in the amount of $6.5 million.


13. Business Segment Information:

  The Company is predominantly engaged in providing information technology services to large organizations. The following is information about the Company's operations by geographical area.



                                                    December 31
                                          ----------------------------
(Dollars in Thousands)                       1994      1995      1996
----------------------------------------------------------------------
Revenues-
  Revenues-United States                   $70,050  $102,248  $112,308
  Revenues (including intergeographic
   revenues of $1,706, $565 and $648
   for the years 1996, 1995 and 1994,
   respectively) - Foreign                     648     1,993    12,798
  Adjustments and Eliminations                (648)     (565)   (1,706)
----------------------------------------------------------------------
Consolidated                               $70,050  $103,676  $123,400
----------------------------------------------------------------------

Operating Income (Loss)-
  United States                            $11,291   $18,713   $11,554
  Foreign                                       58      (454)    1,320
                                            ------   -------   -------
    Consolidated                            11,349    18,259    12,874
----------------------------------------------------------------------
  Other income (expenses), net, including
   interest and general corporate
   expenses                                     95       137       (46)
----------------------------------------------------------------------
Income before income taxes                 $11,444   $18,396   $12,828
----------------------------------------------------------------------
Identifiable assets-
  United States                            $22,545   $24,780   $74,146
  Foreign                                      302       974     3,363
----------------------------------------------------------------------
Consolidated                               $22,847   $25,754   $77,509
----------------------------------------------------------------------

  Sales to a single customer did not aggregate 10% or more of total revenues. The Company derives no revenue from export activity.

                              MASTECH CORPORATION

14.    Quarterly Financial Information (Unaudited):


                                                  Three Months Ended
                                    ----------------------------------------------
                                     Mar. 31,    June 30,   Sept. 30,    Dec. 31,
                                    (Dollars in thousands, except per share data)
1995
  Net sales.......................     $24,107     $25,153     $26,896   $ 27,520
  Gross profit....................       7,196       7,650       7,548      8,868
  Income from operations..........       4,484       4,664       4,280      4,831
  Net income......................     $ 4,519     $ 4,696     $ 4,303   $  4,878
                                       =======     =======     =======   ========
  Pro forma net income............     $ 2,712     $ 2,817     $ 2,582   $  2,927

  Pro forma net income per share..     $  0.15     $  0.15     $  0.14   $   0.16

1996
  Net sales.......................     $28,595     $30,804     $30,937   $ 33,064
  Gross profit....................       8,107       8,919       7,752      9,169
  Income from operations..........       3,405       4,227       2,476      2,766
  Net income (loss)...............     $ 3,429     $ 4,257     $ 2,401     (1,395)
                                       =======     =======     =======   ========
  Pro forma net income (loss).....     $ 2,059     $ 2,553     $ 1,440    ($2,275)

  Pro forma net income (loss) per
   share..........................     $  0.11     $  0.14     $  0.08  ($   0.12)



Item 9.  Disagreements on Accounting and Financial Disclosure:

  Not applicable

PART III

Item 10.    Directors and Officers of Registrant:

   The information required by this item is incorporated by reference from the information under the caption "Management and Directors" in the Company's definitive proxy statement to be filed.

Item 11.    Executive Compensation:

  The information required by this item is incorporated by reference from the information under the caption "Executive Compensation" in the Company's definitive proxy statement to be filed provided that the information in such proxy statement under the captions "Performance Graph" and "Compensation Committee Report on Executive Compensation'' should not be incorporated by reference herein.

Item 12.    Security Ownership of Certain Beneficial Owners and Management:

  The information required by this item is incorporated by reference from the information under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement to be filed.

Item 13.    Certain Relationships and Related Transactions:

  The information required by this item is incorporated by reference from the information under the caption "Certain Transactions" in the Company's definitive proxy statement to be filed.


PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  1.  Financial Statements
         --------------------

  The following consolidated financial statements of the registrant and its subsidiaries are included on pages 19 to 34 and the report of independent public accountants is included on page 19 in this Form 10-K.

  Report of Independent Public Accountants.
  Consolidated Balance Sheets- December 31, 1995 and 1996.
  Consolidated Income Statements- Years ended December 31, 1994, 1995 and 1996. Consolidated Statements of Shareholders' Equity- Years ended December 31,
   1994, 1995 and 1996.
  Consolidated Statements of Cash Flows- Years ended December 31, 1994, 1995 and
   1996.
  Notes to Consolidated Financial Statements

  2.  Consolidated Financial Statement Schedules
      ------------------------------------------

    The following consolidated financial statement schedules shown below should be read in conjunction with the consolidated financial statements on pages 20 to 34 in this Form 10-K. All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or Notes thereto.

  The following items appear immediately following  the signature pages:

  Report of Independent Public Accountants on Consolidated Financial Statement
   Schedules.

  Financial Statement Schedules:
  Schedule II-Valuation and Qualifying Accounts for the three years ended December 31, 1996.
  Financial Data Schedules

  3. Exhibits
     --------

  Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index, which is incorporated herein by reference.

(b) Reports on Form 8-K: Not applicable

EXHIBIT INDEX
-------------



                                                                                                                      Sequentially
       Exhibit No.                                             Description of Exhibit                                 Numbered Page
 -------------------------      ------------------------------------------------------------------------------------  -------------

            3.1              -   Articles of Incorporation of the Company are incorporated by reference from Exhibit        N/A
                                 3.1 to Mastech Corporation's Registration Statement on Form S-1, Commission File
                                 No. 333-14169, filed on November 19, 1996.

            3.2              -   Bylaws of the Company are incorporated by reference from Exhibit 3.2 to Mastech            N/A
                                 Corporation's Registration Statement on Form S-1, Commission File No. 333-14169,
                                 filed on November 19, 1996.

            4.1              -   Form of certificate representing the Common Stock of the Company are incorporated          N/A
                                 by reference from Exhibit 4.1 to Mastech Corporation's Registration Statement on
                                 Form S-1, Commission File No. 333-14169, filed on November 19, 1996.

           10.1              -   Form of Employment Agreement by and between the Company and  Sunil Wadhwani and            N/A
                                 Ashok Trivedi is incorporated by reference from Exhibit 10.1 to Mastech
                                 Corporation's Registration Statement on Form S-1, Commission File No. 333-14169,
                                 filed on November 19, 1996.*

           10.2              -   1996 Stock Incentive Plan is incorporated by reference from Exhibit 10.2 to Mastech        N/A
                                 Corporation's Registration Statement on Form S-1, Commission File No. 333-14169,
                                 filed on November 19, 1996.*

           10.3              -   Agreement dated October 14, 1996 between Mastech Systems Corporation (f/k/a Mastech        N/A
                                 Corporation) and Steven Shangold, as amended by Addendum dated as of November 18,
                                 1996, is incorporated by reference from Exhibit 10.3 to Mastech Corporation's
                                 Registration Statement on Form S-1, Commission File No. 333-14169, filed on
                                 November 19, 1996.*

           10.4              -   Form of Employment Agreement by and between the Company and each of its Executive          N/A
                                 Officers is incorporated by reference from Exhibit 10.4 to Mastech Corporation's
                                 Registration Statement on Form S-1, Commission File No. 333-14169, filed on
                                 December 16, 1996.*

           10.5              -   Shareholders Agreement by and among the Company, Sunil Wadhwani and Ashok Trivedi          N/A
                                 and the Joinder Agreement by Grantor Retained Annuity Trusts established by Messrs.
                                 Wadhwani and Trivedi are incorporated by reference from Exhibit 10.5 to Mastech
                                 Corporation's Registration Statement on Form S-1, Commission File No. 333-14169,
                                 filed on December 16, 1996.

           10.10             -   Lease Agreement dated January 15, 1995 by and between Mascot Systems Private               N/A
                                 Limited and Messrs. Wadhwani and Trivedi for real estate in Bangalore, India is incorporated by reference from Exhibit 10.10 to Mastech Corporation's Registration
                                 Statement on Form S-1, Commission File No. 333-14169, filed on November 19, 1996.

           10.11             -   Lease Agreement dated November 6, 1996 by and between Mascot Systems Private               N/A
                                 Limited and Messrs. Wadhwani and Trivedi for real estate in Bangalore, India is incorporated by reference from Exhibit 10.11 to Mastech Corporation's Registration
                                 Statement on Form S-1, Commission File No. 333-14169, filed on November 19, 1996.

           10.12             -   Lease Agreement dated April 1, 1996 by and between Scott Systems Private Limited           N/A
                                 and Messrs. Wadhwani and Trivedi for real estate in Bombay, India is incorporated by reference from Exhibit 10.12 to Mastech Corporation's Registration Statement on
                                 Form S-1, Commission File No. 333-14169, filed on November 19, 1996.

           10.13             -   Lease Agreement dated April 1, 1996 by and between Scott Systems Private Limited           N/A
                                 and Sunil Wadhwani for real estate in Bombay, India is incorporated by reference from Exhibit 10.13 to Mastech Corporation's Registration Statement on Form S-1,
                                 Commission File No. 333-14169, filed on November 19, 1996.

           10.14             -   Lease Agreement dated April 1, 1996 by and between Scott Systems Private Limited           N/A
                                 and Ashok Trivedi for real estate in Bombay, India is incorporated by reference from Exhibit 10.14 to Mastech Corporation's Registration Statement on Form S-1,
                                 Commission File No. 333-14169, filed on November 19, 1996.


                                                                                                                      Sequentially
       Exhibit No.                                             Description of Exhibit                                 Numbered Page
 -------------------------      ------------------------------------------------------------------------------------  -------------


           10.15             -   Stock Purchase Agreement by and between the Company and Messrs. Wadhwani and               N/A
                                 Trivedi for their shares of Mascot Systems Private Limited (incorporated by reference to Exhibit 10.15 on Form S-1 of Mastech Corporation, Commission File No.
                                 333-14169, filed on November 19, 1996).

           10.16             -   Agreement and Plan of Merger by and between the Company and SWAT Systems is                N/A
                                 incorporated by reference from Exhibit 10.15 to Mastech Corporation's Registration
                                 Statement on Form S-1, Commission File No. 333-14169, filed on November 19, 1996.

           10.17             -   Form of S corporation Revocation, Tax Allocation and Indemnification Agreement is          N/A
                                 incorporated by reference from Exhibit 10.17 to Mastech Corporation's Registration
                                 Statement on Form S-1, Commission File No. 333-14169, filed on November 19, 1996.

           10.18             -   Loan and Security Agreement dated July 1993 between the Company and PNC Bank, as           N/A
                                 amended, by amendments dated August 1994, November 1994, June 1995 and June 1996 is incorporated by reference from Exhibit 10.18 to Mastech Corporation's Registration
                                 Statement on Form S-1, Commission File No. 333-14169, filed on November 19, 1996.

           10.19             -   Sublease Agreement dated February 10, 1995 by and between  Westinghouse Electric           N/A
                                 Corporation and the Company for the Company's Oakdale, PA headquarters, as amended by amendment dated March 20, 1996 is incorporated by reference from Exhibit 10.19 to Mastech Corporation's Registration Statement on Form S-1, Commission File No.
                                 333-14169, filed on November 19, 1996.

           10.21             -   Form of Capital Contribution Agreement by and among the Company, Sunil Wadhwani,           N/A
                                 Ashok Trivedi and their respective family trusts is incorporated by reference from
                                 Exhibit 10.21 to Mastech Corporation's Registration Statement on Form S-1,
                                 Commission File No. 333-14169, filed on December 16, 1996.

           11.1              -   Statement regarding computation of pro forma net income per share.                         38

           12.0              -   Annual Report to Security Holders (to be filed for the information of the                  N/A
                                 Commission and is not deemed filed as a part of this Form 10-K).

           23.1              -   Consent of Arthur Andersen LLP                                                             39

           24.1              -   Form of Power of Attorney executed by the persons named therein.                           40

           27.0              -   Valuation and Qualifying Accounts (All others are inapplicable)                            42

           27.1              -   Financial Data Schedule                                                                    43

* Management compensatory plan or arrangement