Form 10-Q
period 1997-03-31
MASTECH CORP
filed 1997-05-15
CIK 1024732

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q



[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1997 or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]  No [ ]

The number of shares of the registrant's Common Stock, par value $.01 per share, outstanding as of April 11, 1997 was 21,654,950 shares.

                              MASTECH CORPORATION
                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1997

                               TABLE OF CONTENTS


                                                                         PAGE
                                                                         ----
PART I.   FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS:

          CONSOLIDATED INCOME STATEMENTS FOR THE
          QUARTERS ENDED MARCH 31, 1997 AND MARCH 31, 1996                  3

          CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 1997 AND
          DECEMBER 31, 1996                                                 4

          CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE QUARTERS ENDED MARCH 31, 1997
          AND MARCH 31, 1996                                                5

          Report of Independent Public Accountants                          6

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                        6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                     7


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE
          ABOUT MARKET RISK SENSITIVE INSTRUMENTS                           9


PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS                                               10
ITEM 2.    CHANGES IN SECURITIES                                           10
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                                 10
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF
           SECURITY HOLDERS                                                10
ITEM 5.    OTHER INFORMATION                                               10
ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                10


           SIGNATURES                                                      11

           EXHIBIT INDEX                                                   12

PART I.   FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS:


                              MASTECH CORPORATION
                        CONSOLIDATED INCOME STATEMENTS
                 (Dollars in Thousands Except Per Share Data)
                                  (Unaudited)

                                                                    Quarter Ended
                                                      March 31, 1997             March 31, 1996
                                                      --------------             --------------

Revenues.........................................            $37,531                    $28,595
Cost of revenues.................................             26,732                     20,488
                                                             -------                    -------
Gross profit.....................................             10,799                      8,107

Selling, general and administrative..............              7,415                      4,702
Income from operations...........................              3,384                      3,405

Interest income (expense), net...................                464                         24
                                                             -------                    -------

Income before income taxes.......................              3,848                      3,429
Provision  for income taxes......................              1,539                         --
                                                             -------                    -------

Net income.......................................            $ 2,309                    $ 3,429
                                                             =======                    =======

Net income per common share (1)..................              $0.11
                                                             =======

                                                                                      Pro Forma
                                                                                    Information
                                                                                    -----------

Net income before income taxes...................                                       $ 3,429
Pro forma income taxes...........................                                         1,370
                                                                                        -------
Pro forma net income.............................                                       $ 2,059
                                                                                        =======

Pro forma net income per common share (2)........                                         $0.11
                                                                                        =======

(1) The number of shares outstanding is 21,654,600.
(2) The March 31, 1996 income per common share includes a 72.8-for-1 stock split of the common stock effective December 16, 1996.


  The accompanying notes are an integral part of these consolidated financial statements.

                              MASTECH CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                   March 31, 1997   December 31, 1996
                                                                   ---------------  ------------------
                                                                     (Unaudited)        (Audited)
                 ASSETS
Current assets:
  Cash and cash equivalents.................................              $43,375             $45,997
  Accounts receivable, net..................................               30,228              23,160
  Unbilled receivables......................................                2,114               1,410
  Employee and related party advances.......................                1,503               2,591
  Prepaid and other assets..................................                  658                 601
                                                                          -------             -------
     Total current assets...................................               77,878              73,759
                                                                          -------             -------

  Net equipment and leasehold improvements..................                5,220               3,750
                                                                          -------             -------
Total assets................................................              $83,098             $77,509
                                                                          =======             =======

  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Revolving credit facility.................................              $ 2,724             $ 2,077
  Accounts payable..........................................                3,550               3,934
  Accrued payroll and related costs.........................               10,917               8,898
  Accrued income taxes......................................                1,578                 253
  Other accrued liabilities.................................                  705               1,089
  S corporation dividend  payable...........................                6,500               6,500
  Deferred revenue..........................................                   35                 116
  Deferred income taxes.....................................                1,200               1,200
                                                                          -------             -------
     Total current liabilities..............................               27,209              24,067
                                                                          -------             -------

Deferred income taxes.......................................                2,633               2,683

Shareholders' equity:
  Preferred stock, without par value: 20,000,000 shares
    authorized, no shares outstanding.......................                   --                  --
  Common stock, par value $0.01 per share:
    100,000,000 shares authorized, 21,654,600 shares
    issued and outstanding                                                    217                 217
  Additional paid-in capital................................               51,168              51,168
  Retained earnings.........................................                2,506                 197
  Deferred compensation.....................................                 (645)               (776)
  Currency translation adjustment...........................                   10                 (47)
                                                                          -------             -------
     Total shareholders' equity.............................               53,256              50,759
                                                                          -------             -------
Total liabilities and shareholders' equity..................              $83,098             $77,509
                                                                          =======             =======

  The accompanying notes are an integral part of these consolidated financial statements.

                              MASTECH CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)


                                                                                    Quarter Ended
CASH FLOW FROM OPERATIONS                                                 March 31, 1997   March 31, 1996
                                                                          ---------------  ---------------
Operations:
  Net income..............................................                       $ 2,309          $ 3,429
  Adjustments to reconcile net income to cash
    provided by operations:
     Depreciation.........................................                           207               29
     Allowance for uncollectible accounts.................                            75              (17)
     Minority interest....................................                            --                3
     Deferred income taxes, net...........................                           (50)              --
     Amortization of deferred compensation................                           131               --
  Working capital items:
     Accounts receivable and unbilled receivables.........                        (7,847)          (1,493)
     Advances.............................................                         1,088             (119)
     Prepaid and other assets.............................                           (57)             (33)
     Accounts payable.....................................                          (384)           1,407
       Accrued and other current liabilities..............                         2,879             (202)
                                                                                 -------          -------
      Net cash flow from operations.......................                        (1,649)           3,004
                                                                                 -------          -------

INVESTING ACTIVITIES:
   Additions to equipment and leasehold
    improvements..........................................                        (1,677)            (568)
                                                                                 -------          -------
      Net cash flow from investing activities.............                        (1,677)            (568)
                                                                                 -------          -------

FINANCING ACTIVITIES:
 Borrowings under revolving credit facility                                         647               --
  Dividends paid..........................................                           --           (4,045)
                                                                                 -------          -------
      Net cash flow from financing activities.............                          647           (4,045)
                                                                                 -------          -------
Effect of currency translation on cash....................                            57               --

Net change in cash and cash equivalents...................                        (2,622)          (1,609)
Cash and cash equivalents, beginning of period............                        45,997            3,026
                                                                                 -------          -------
Cash and cash equivalents, end of period..................                       $43,375          $ 1,417
                                                                                 =======          =======
Supplemental disclosure:
  Cash payments for taxes.................................                       $   299          $    --

 The accompanying notes are an integral part of these consolidated financial statements.

Report of Independent Public Accountants

To the Board of Directors of Mastech Corporation:

We have reviewed the accompanying consolidated balance sheet of Mastech Corporation and subsidiaries as of March 31, 1997, and the related consolidated statements of operations and cash flows for the three-month period then ended. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.


/s/ Arthur Andersen LLP
Pittsburgh, Pennsylvania

April 25, 1997



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements included herein have been prepared by Mastech Corporation (the "Company") in accordance with generally accepted accounting principles for the interim financial information and Article 10 of Regulation S-X under the Securities and Exchange Act of 1934, as amended. The consolidated financial statements as of and for the quarter ended March 31, 1997 should be read in conjunction with the Company's consolidated financial statements (and notes thereto) included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Accordingly, the accompanying consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of the accompanying consolidated financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

The use of generally accepted accounted principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.   RECENTLY ISSUED ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128), which establishes new standards for computing and presenting earnings per share and applies to entities with publicly and non-publicly held common stock. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted. SFAS No. 128 requires restatement of all prior period earnings per share data presented. The Company has determined that the adoption of SFAS No. 128 will have no impact on reported earnings per share.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.

OVERVIEW

Mastech, founded in 1986, is a worldwide provider of Information Technology
("IT") services to large organizations.   Mastech provides its clients with a
single source for a broad range of applications solutions and services, including client/server design and development, conversion/migration services, Year 2000 services, enterprise resource package implementation services and maintenance outsourcing. These services are provided in a variety of computing environments and use leading technologies, including client/server architectures, object-oriented programming, distributed databases and the latest networking and communications technologies.

The Company's revenues are derived from fees paid by clients for professional services. Historically, a substantial majority of the Company's projects have been client-managed. On client-managed projects, Mastech provides professional services as a member of the project team on a time-and-materials basis. The Company recognizes revenues on time-and-materials projects as the services are performed. On Mastech-managed projects, Mastech takes complete responsibility for project management, and bills the client on a time-and-materials or fixed-price basis. Fixed-price contracts are recognized by the percentage of completion method.

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1997
COMPARED TO  QUARTER ENDED MARCH 31, 1996

Revenues

Revenues for the first quarter of 1997 increased 31.3%, or $8.9 million to $37.5 million from $28.6 million in the first quarter of 1996. The year over year revenue increase was due primarily to a successful market penetration by the Company's domestic Enterprise Package Solutions service line which posted an increase in revenues of $4.2 million. Additionally, the Company's international service revenues increased by $3.0 million during this same period as a result of the successful replication of its U.S. business model in the Canadian, European and Japanese markets.

Contributing to the revenue growth was the Company's capability to meet the global market's demand for its services and the ability to recruit and deploy an additional 280 IT professionals during the three months ended March 31, 1997.

Gross Profit

Gross profit increased 33.2% to $10.8 million in the first quarter of 1997 from $8.1 million in the first quarter of 1996. Gross profit, as a percentage of sales, increased to 28.8% in the three months ended March 31, 1997 from 28.4% in the three months ended March 31, 1996. The primary reason for this increase was the revenue performance as described above. The $2.7 million increase in gross profit was partially offset by higher than expected initial expenses associated with the recruiting and placement of the 280 IT professionals, as mentioned above.

Selling, General and Administrative Expense

Selling, general and administrative expense for the first quarter of 1997 increased 57.7%, or $2.7 million, to $7.4 million from $4.7 million for the first quarter of 1996. As a percentage of revenues, selling, general and administrative expenses increased to 19.8% in the first quarter of 1997 from 16.4% in the first quarter of 1996. The increase was due primarily to the Company's continued sales force recruiting initiative, which resulted in an increase in sales costs of approximately $1.3 million during the first quarter of 1997. As a result, sales commissions also increased by approximately $0.2 million from the first quarter of 1996 to the first quarter of 1997. In addition, the Company has incurred incremental costs subsequent to the closing of its initial public offering on December 20, 1996 (the "IPO"). The incremental costs associated with the Company's public status are approximately $0.4 million for the three months ended March 31, 1997. Other incremental costs incurred during the first quarter include approximately $0.4 million related to the opening of its offshore software development facility in Bangalore, India.

Other Income and Expense

Other income and expense consists primarily of interest income and interest expense. Other income was approximately $464,000 for the quarter ended March 31, 1997 compared to other income of approximately $24,000 for the quarter ended March 31, 1996. The increase in other income is the result of increased interest income from the investment of approximately $45.6 million of net proceeds from the IPO. The increase in interest income was, however, partially offset by the increase in interest expense charged on borrowings outstanding under a revolving credit facility. These borrowings increased the Company's interest expense by approximately $111,000 in the first quarter of 1997 from $0 in the first quarter of 1996. (See Liquidity and Capital Resources.)

Income Before Income Taxes

As a result of the above factors, income before income taxes increased 12.2% to $3.8 million (on a pro forma basis) in the three months ended March 31, 1997 from $3.4 million in the three months ended March 31, 1996. As a percentage of sales, income before income taxes decreased to 10.3% in the three months ended March 31, 1997 from 12.0% in the three months ended March 31, 1996.

Liquidity and Capital Resources

The net proceeds generated from the IPO were approximately $45.6 million, after deducting underwriting discounts and commissions and estimated offering expenses paid by the Company. These monies have been temporarily invested in short-term, investment grade, interest bearing securities. During the first quarter of 1997, the Company used the net proceeds to pay $0.3 million of corporate income taxes. In April 1997, the Company also paid the remainder of approximately $6.3 million of undistributed S corporation earnings from these proceeds. The Company expects to use the remainder of the net proceeds from the offering for:
(i) expansion of existing operations, including the Company's international and offshore software development operations, development of new service lines and possible acquisitions of related businesses; (ii) payment of approximately $3.9 million in income taxes related to the termination of the Company's S corporation status; and (iii) general corporate purposes including working capital.

Historically, the Company has generally financed its working capital requirements through internally generated funds. The Company's management expects this trend to continue. The Company's financial statements reflect cash flow used by operations of approximately $1.6 million in the first quarter of 1997, and approximately $3.0 million of cash flow provided by operations in the first quarter of 1996. The Company's cash provided by operations prior to the IPO does not reflect any income tax expense due to the Company's prior status as an S corporation.

Capital expenditures for the three months ended March 31, 1997 and 1996 were approximately $1.7 and $0.6 million, respectively. During the first quarter of 1997, the Company incurred approximately $0.8 million in connection with the building of the infrastructure for its offshore software development facilities in India. The Company has also spent approximately $0.5 million related to the implementation of a new management information system during the same time period.

The Company currently has a $15.0 million revolving credit facility (the "Facility") with PNC Bank, Pittsburgh, Pennsylvania. The Facility bears interest at a rate equal to LIBOR plus 1.5% or prime at the Company's option and borrowings are unsecured. The Facility contains certain restrictive covenants and financial ratio requirements which would limit distributions to shareholders and additional borrowings. Historically, the Company has not used the Facility to finance its working capital needs. As of March 31, 1997, $15.0 million remained available for borrowing under the Facility. The Company expects to increase this credit facility to $25.0 million on or before June 30, 1997.

As of March 31, 1997, Mascot Systems, a wholly-owned, India-based subsidiary of the Company has borrowings of approximately $2.7 million outstanding under revolving credit agreements with ICICI Banking Corporation Limited and IndusInd Bank Limited, both of India. Interest rates charged on these borrowings range from 18.75% to 19.25% per annum. These borrowings will be repaid by the Company as soon as the Company receives Reserve Bank of India approval for the repatriation of such loans by Mascot Systems. As of March 31, 1997, there are no additional amounts available for borrowing under these facilities.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

The statements contained in the section captioned Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company's present expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward looking statements including statements pertaining to future uses of the IPO proceeds, the financing of the Company's working capital requirements and hedging of any market risk sensitive instruments. Results actually achieved thus may differ materially from expected results included in these statements.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK SENSITIVE INSTRUMENTS

The Company currently does not invest excess funds in derivative financial instruments or other market rate sensitive instruments for the purpose of managing its foreign currency exchange rate risk or for any other purpose.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         None.

ITEM 2.  CHANGES IN SECURITIES
         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None.

ITEM 5.  OTHER INFORMATION
         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         The following exhibits are being filed with this report:


Exhibit Number    Description                                             Page
--------------    -----------                                             ----

11.1              Statement regarding computation of per share earnings.    13
27                Financial Data Schedule                                   14

(b)     Reports on Form 8-K:

        The Company did not file any Current Report on Form 8-K during the quarter ended March 31, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MASTECH CORPORATION
                                        (REGISTRANT)


Dated:   May 13, 1997                   /s/ Sunil Wadhwani
                                        Co-Chairman and Chief Executive Officer


Dated:   May 13, 1997                   /s/ Michael J. Zugay
                                        Vice President- Finance and Secretary

                                 EXHIBIT INDEX

Exhibit Number    Description                                             Page
----------------  -----------                                             ----

11.1              Statement regarding computation of per share earnings.    13
27                Financial Data Schedule                                   14