Form 10-Q
period 1997-06-30
MASTECH CORP
filed 1997-08-14
CIK 1024732

                        SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q



[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1997 or

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

                               Yes  [X]  No  [ ]


The number of shares of the registrant's Common Stock, par value $.01 per share, outstanding as of June 30, 1997 was 21,655,900 shares.

                              MASTECH CORPORATION
                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1997

                               TABLE OF CONTENTS

                                                                                                             PAGE
                                                                                                             ----
PART I.   FINANCIAL INFORMATION

ITEM 1.      CONSOLIDATED FINANCIAL STATEMENTS

             CONSOLIDATED INCOME STATEMENTS FOR THE THREE AND SIX MONTH PERIODS ENDED
             JUNE 30, 1997 AND JUNE 30, 1996                                                                  3


             CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 1997 AND DECEMBER 31, 1996
                                                                                                              4

             CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTH PERIODS ENDED
             JUNE 30, 1997 AND JUNE 30, 1996                                                                  5



             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                                       6

             Report of Independent Public Accountants                                                         7

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
             OF OPERATIONS                                                                                    8


ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURE
             ABOUT MARKET RISK SENSITIVE INSTRUMENTS                                                         12


PART II.   OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS                                                                               12
ITEM 2.      CHANGES IN SECURITIES                                                                           12
ITEM 3.      DEFAULTS UPON SENIOR SECURITIES                                                                 12
ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                             12
ITEM 5.      OTHER INFORMATION                                                                               12
ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K                                                                13


             SIGNATURES                                                                                      13

             EXHIBIT INDEX                                                                                   14

PART I.   FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS


                                               MASTECH CORPORATION
                                          CONSOLIDATED INCOME STATEMENTS
                                   (Dollars in Thousands Except Per Share Data)
                                                   (Unaudited)



                                                  Three Months Ended                           Six Months Ended
                                          June 30, 1997       June 30, 1996           June 30, 1997       June 30, 1996
                                          -------------       -------------           -------------       -------------

Revenues................................        $45,059             $30,804                 $82,590             $59,399
Cost of revenues........................         31,636              21,885                  58,368              42,373
                                                -------             -------                 -------             -------
Gross profit............................         13,423               8,919                  24,222              17,026

Selling, general and administrative.....          8,075               4,692                  15,490               9,394
                                                -------             -------                 -------             -------
Income from operations..................          5,348               4,227                   8,732               7,632

Interest income, net....................            366                  30                     830                  54
                                                -------             -------                 -------             -------

Income before income taxes..............          5,714               4,257                   9,562               7,686
Provision for income taxes..............          2,286                  --                   3,825                  --
                                                -------             -------                 -------             -------

Net income..............................        $ 3,428             $ 4,257                 $ 5,737             $ 7,686
                                                =======             =======                 =======             =======

Net income per common share (1).........          $0.16                                       $0.26
                                                =======                                     =======


                                                                    Pro Forma                                   Pro Forma
                                                                   Information                                 Information
                                                                   -----------                                 -----------

Income before income taxes..............                            $ 4,257                                     $ 7,686
Pro forma income taxes (2)..............                              1,704                                       3,074
                                                                    -------                                     -------
Pro forma net income....................                            $ 2,553                                     $ 4,612
                                                                    =======                                     =======

Pro forma net income per
common share............................                            $  0.14                                     $  0.25
                                                                    =======                                     =======

(1) The number of shares outstanding is 21,655,900.
(2) At an assumed 40% income tax rate.

  The accompanying notes are an integral part of these consolidated financial statements.

                              MASTECH CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                       June 30, 1997          December 31, 1996
                                                                  -----------------------  -----------------------
                                                                        (Unaudited)               (Audited)
                            ASSETS
Current assets:
  Cash and cash equivalents.....................................                 $36,536                  $45,997
  Accounts receivable, net......................................                  32,590                   23,160
  Unbilled receivables..........................................                   3,114                    1,410
  Employee and related party advances...........................                   1,573                    2,591
  Prepaid and other assets......................................                   1,018                      601
                                                                                 -------                  -------
     Total current assets.......................................                  74,831                   73,759
                                                                                 -------                  -------

  Net equipment and leasehold improvements......................                   5,782                    3,750
                                                                                 -------                  -------
Total assets....................................................                 $80,613                  $77,509
                                                                                 =======                  =======

            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Revolving credit facility.....................................                 $ 2,919                  $ 2,077
  Accounts payable..............................................                   3,264                    3,934
  Accrued payroll and related costs.............................                  12,555                    8,898
  Accrued income taxes..........................................                     531                      253
  Other accrued liabilities.....................................                   1,115                    1,089
  S corporation dividend  payable...............................                      --                    6,500
  Deferred revenue..............................................                      --                      116
  Deferred income taxes.........................................                   1,200                    1,200
                                                                                 -------                  -------
     Total current liabilities..................................                  21,584                   24,067
                                                                                 -------                  -------
Deferred income taxes...........................................                   2,033                    2,683

Shareholders' equity:
  Preferred stock, without par value: 20,000,000 shares
    authorized, no shares outstanding...........................                      --                       --
  Common stock, par value $0.01 per share:
    100,000,000 shares authorized, 21,655,900 and
     21,654,600 shares, issued and outstanding, respectively                         217                      217

  Additional paid-in capital....................................                  51,350                   51,168
  Retained earnings.............................................                   5,934                      197
  Deferred compensation.........................................                    (516)                    (776)
  Currency translation adjustment...............................                      11                      (47)
                                                                                 -------                  -------
     Total shareholders' equity.................................                  56,996                   50,759
                                                                                 -------                  -------
Total liabilities and shareholders' equity......................                 $80,613                  $77,509
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

                              MASTECH CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)


                                                      Six Months Ended
CASH FLOW FROM OPERATIONS                      June 30, 1997   June 30, 1996
                                               --------------  -------------
Operations:
  Net income...............................         $  5,737        $  7,686
  Adjustments to reconcile net income
   to cash provided by operations:
    Depreciation...........................              635             156
    Allowance for uncollectible accounts...              325             316
    Minority interest......................               --               6
    Deferred income taxes, net.............             (650)             --
    Amortization of deferred                             260              --
     compensation..........................
  Working capital items:
    Accounts receivable and unbilled                 (11,459)         (3,076)
     receivables...........................
    Advances...............................            1,018            (110)
    Prepaid and other assets...............             (417)            255
    Accounts payable.......................             (670)          2,083
    Accrued and other current                          3,845            (163)
     liabilities...........................         --------        --------
       Net cash flow from operations.......           (1,376)          7,153
                                                    --------        --------
 INVESTING ACTIVITIES:
  Additions to equipment and leasehold
     improvements..........................           (2,667)           (691)
                                                    --------        --------
       Net cash flow from investing                   (2,667)           (691)
        activities.........................         --------        --------

 FINANCING ACTIVITIES:
  Borrowings under revolving credit
   facility................................              842           1,501
  Proceeds from exercise of stock
   options ................................               20              --
  Dividends paid...........................           (6,338)        (10,330)
                                                    --------        --------
       Net cash flow from financing                   (5,476)         (8,829)
        activities.........................         --------        --------

Effect of currency translation on cash.....               58              --

Net change in cash and cash equivalents....           (9,461)         (2,367)
Cash and cash equivalents, beginning of               45,997           3,026
 period....................................         --------        --------
Cash and cash equivalents, end of period...         $ 36,536        $    659
                                                    ========        ========
Supplemental disclosure:
    Cash payments for income taxes.........         $  4,223        $     --

  The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.   BASIS OF PRESENTATION

The unaudited consolidated financial statements included herein have been prepared by Mastech Corporation ("Mastech" or the "Company") in accordance with generally accepted accounting principles for interim financial information and
Article 10 of Regulation S-X under the Securities and Exchange Act of 1934, as amended. The consolidated financial statements for the quarter ended June 30, 1997 should be read in conjunction with the Company's consolidated financial statements (and notes thereto) included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Accordingly, the accompanying consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of the accompanying consolidated financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three month and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

The use of generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.


2.   RECENTLY ISSUED ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128), which establishes new standards for computing and presenting earnings per share and applies to entities with publicly and non-publicly held common stock. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted. SFAS No. 128 requires restatement of all prior period earnings per share data presented. The Company has determined that the adoption of SFAS No. 128 will have no material impact on reported earnings per share.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), which establishes standards for reporting and display of comprehensive income and its components in financial statements. As required by SFAS No. 130, the Company expects to adopt the new standard in the first quarter of fiscal 1999. The Company has reviewed SFAS No. 130 and determined that the only component of comprehensive income which applies to the Company will be foreign currency translation adjustments currently recorded directly to shareholders' equity in accordance with Statement of Financial Accounting Standards No. 52, "Accounting for the Translation of Foreign Currency Transactions and Foreign Currency Financial Statements".

Report of Independent Public Accountants

To the Board of Directors of Mastech Corporation:

We have reviewed the accompanying consolidated balance sheet of Mastech Corporation (a Pennsylvania Corporation) and subsidiaries as of June 30, 1997, and the related consolidated income statements for the three month and six month periods and related consolidated statements of cash flows for the six month period then ended. These consolidated financial statements are the responsibility of the Company's management.

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

July 25, 1997

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.

OVERVIEW

Mastech Corporation was incorporated in Pennsylvania on November 12, 1996. Mastech Systems Corporation ("Mastech Systems"), a Pennsylvania corporation through which the business of the Company has been conducted since its inception in July 1986, is an indirect, wholly-owned subsidiary of the Company. On December 20, 1996, Mastech completed the initial public offering of its common stock ("the IPO"). Subsequent to the IPO, Mascot Systems Pvt., Ltd. ("Mascot Systems"), and Scott Systems Pvt., Ltd. ("Scott Systems" ), both of which are corporations organized under the laws of India, became wholly-owned subsidiaries of Mastech Systems. Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to "Mastech" or the "Company" includes the Company and its subsidiaries.

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

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED JUNE 30, 1997 COMPARED TO THE THREE MONTH PERIOD ENDED JUNE 30, 1996

Revenues

Revenues for the second quarter of 1997 increased 46.3% to $45.1 million from $30.8 million in the second quarter of 1996. This increase was due primarily to successful market penetration by the Company's domestic Enterprise Package Solutions division which showed an increase in revenues of $5.8 million when compared to the same period in 1996. The Company also experienced an increase of $3.4 million in revenues from its preferred vendor service contract with EDS. Additionally, the Company's international revenues increased by $2.9 million during this same period as a result of the replication of its U.S. business model in the Canadian, European and Japanese markets. Contributing to the revenue growth was the Company's ability to meet the global market's demand for its services and the ability to recruit, deploy and retain additional IT professionals.

Gross Profit

Gross profit increased 50.5% to $13.4 million in the second quarter of 1997 from $8.9 million in the second quarter of 1996. Gross profit, as a percentage of sales, increased to 29.8% in the three months ended June 30, 1997 from 29.0% in the three months ended June 30, 1996. The primary reasons for the $4.5 million increase were higher margins in the Company's new service areas such as the Enterprise Package Solutions division and a significant drop in the number of outside consultants utilized by the Company.

Selling, General and Administrative Expense

Selling, general and administrative expense for the second quarter of 1997 increased by $3.4 million to $8.1 million from $4.7 million for the second quarter of 1996. As a percentage of revenues, selling, general and administrative expenses increased to 17.9% in the second quarter of 1997 from 15.2% in the second quarter of 1996. The increase in selling, general and administrative expenses reflects Mastech's continued investment in the Company's infrastructure and in the initiatives required to implement the Company's market strategies. These costs include the development of additional service offerings, the expansion of its global recruiting capabilities, the opening of additional international offices, the establishment of training centers and the expansion of its offshore development centers.

Other Income and Expense

Other income and expense consists primarily of interest income and interest expense. Other income was $366,000 for the quarter ended June 30, 1997 compared to other income of $30,000 for the quarter ended June 30, 1996. The increase in other income is the result of increased interest income from the investment of the net proceeds from the IPO. The increase in interest income was, however, partially offset by the increase in interest expense charged on borrowings outstanding under a revolving credit facility. These borrowings increased the Company's interest expense by $121,000 in the second quarter of 1997 from $0 in the second quarter of 1996. (See Liquidity and Capital Resources.)

Income Before Income Taxes

As a result of the above factors, income before income taxes increased 34.2% to $5.7 million in the three months ended June 30, 1997 from $4.3 million in the three months ended June 30, 1996. As a percentage of revenues, income before income taxes decreased to 12.7% in the three months ended June 30, 1997 from 13.8% in the three months ended June 30, 1996.

RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED JUNE 30, 1997 COMPARED TO THE SIX MONTH PERIOD ENDED JUNE 30, 1996

Revenues

Year-to-date revenues increased 39.0%, or $23.2 million, to $82.6 million from $59.4 million in 1996. The year over year revenue increase was due primarily to successful market penetration by the Company's domestic Enterprise Package Solutions division which showed an increase in revenues of $10.0 million. The Company also experienced an increase of $5.0 million in revenues from its preferred vendor service contract with EDS. Additionally, the Company's international revenues increased by $5.9 million during this same period as a result of the replication of its U.S. business model in the Canadian, European and Japanese markets. Contributing to the revenue growth was the Company's ability to meet the global market's demand for its services and the ability to recruit, deploy and retain additional IT professionals.

Gross Profit

Year-to-date gross profit increased 42.3% to $24.2 million from $17.0 in 1996. Gross profit, as a percentage of sales, increased to 29.3% in the six months ended June 30, 1997 from 28.7% in the six months ended June 30, 1996. The primary reasons for the $7.2 million increase were higher margins in the Company's new service areas such as the Enterprise Package Solutions division and a significant drop in the number of outside consultants utilized by the Company.

Selling, General and Administrative Expense

Selling, general and administrative expense for the six month period ended June 30, 1997 increased 64.9%, or $6.1 million, to $15.5 million from $9.4 million for the six month period ended June 30, 1996. As a percentage of revenues, year-to-date selling, general and administrative expenses increased to 18.8% in 1997 from 15.8% in 1996. The increase in selling, general and administrative expenses reflects Mastech's continued investment in the Company's infrastructure and in the initiatives required to implement the Company's market strategies. These costs include the development of additional service offerings, the expansion of its global recruiting capabilities, the opening of additional international offices, the establishment of training centers and the expansion of its offshore development centers. In addition, the Company has incurred incremental costs subsequent to the IPO. The incremental costs associated with the Company's public status are approximately $0.9 million for the six months ended June 30, 1997. Other incremental costs incurred during the first half of 1997 include approximately $0.5 million related to the opening of its first offshore software development facility in Bangalore, India.

Other Income and Expense

Other income was $830,000 for the six months ended June 30, 1997 compared to other income of $54,000 for the six months ended June 30, 1996. The increase in other income is the result of increased interest income from the investment of the net proceeds from the IPO. The increase in interest income was, however, partially offset by the increase in interest expense charged on borrowings outstanding under a revolving credit facility. These borrowings increased the Company's year-to-date interest expense to $232,000 in 1997 from $0 in 1996. (See Liquidity and Capital Resources.)

Income Before Income Taxes

As a result of the above factors, income before income taxes increased 24.4% to $9.6 million in the six months ended June 30, 1997 from $7.7 million in the six months ended June 30, 1996. As a percentage of revenues, income before income taxes decreased to 11.6% in the six months ended June 30, 1997 from 12.9% in the six months ended June 30, 1996.


Liquidity and Capital Resources

The net proceeds generated from the IPO were approximately $45.6 million, after deducting underwriting discounts and commissions and estimated offering expenses paid by the Company. These monies have been temporarily invested in short-term, investment grade, interest bearing securities. During the six month period ended June 30, 1997, the Company used the net proceeds to pay approximately $0.7 million of corporate income taxes related to the termination of its status as an S Corporation. In April 1997, the Company also paid approximately $6.3 million of undistributed S corporation earnings from these proceeds. The Company expects to use the remainder of the net proceeds from the offering for: (i) expansion of existing operations, including the Company's international and offshore software development operations, development of new service lines and possible acquisitions of related businesses; (ii) payment of an additional $3.2 million in income taxes related to the termination of the Company's S corporation status; and (iii) general corporate purposes including working capital.

Historically, the Company has generally financed its working capital requirements through internally generated funds. The Company's management expects this trend to continue. The Company's financial statements reflect cash flow used by operations of approximately $1.4 million for the six month period ended June 30, 1997, and approximately $7.2 million of cash flow provided by operations for the six month period ended June 30, 1996. The Company's cash provided by operations prior to the IPO does not reflect any income tax expense due to the Company's prior status as an S corporation.

Capital expenditures for the six months ended June 30, 1997 and 1996 were approximately $2.7 and $0.7 million, respectively. During the first six months of 1997, the Company incurred approximately $1.2 million in connection with the building of the infrastructure for its offshore software development and training facilities in India. The Company also spent approximately $1.0 million related to the implementation of a new management information system during this period.

Effective May 30, 1997, the Company entered into a $25.0 million revolving credit facility (the "Facility") with PNC Bank, National Association (the "Lender"). The Facility bears interest at a rate equal to LIBOR plus 1.0% or prime at the Company's option and borrowings are unsecured. The Facility contains certain restrictive covenants and financial ratio requirements which would limit distributions to shareholders and additional borrowings. Historically, the Company has not used its revolving credit facilities to finance its working capital needs, and as of June 30, 1997, $25.0 million remained available for borrowing under the Facility.

As of June 30, 1997, Mascot Systems, a wholly-owned, India-based subsidiary of the Company had borrowings of approximately $2.9 million outstanding under revolving credit agreements with ICICI Banking Corporation Limited and IndusInd Bank Limited, both of India. Interest rates charged on these borrowings range from 18.75% to 19.25% per annum. These borrowings will be repaid by the Company as soon as the Company receives Reserve Bank of India approval for the repatriation of sufficient funds to repay such loans. As of June 30, 1997, there are no additional amounts available for borrowing under these facilities.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE
         ABOUT MARKET RISK SENSITIVE INSTRUMENTS

The Company currently does not invest excess funds in derivative financial instruments or other market risk sensitive instruments for the purpose of managing its foreign currency exchange rate risk or for any other purpose.


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         None.

ITEM 2.  CHANGES IN SECURITIES
         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           (a) The Annual Meeting of the Shareholders was held on June 9, 1997.

           (c) Matters voted upon: Election of Michel Berty and J. Gordon Garrett to the Board of Directors to hold office for a three-year term to expire in the year 2000. Votes for the election of Michel Berty were cast in the following manner: 20,857,252 shares for, 4,600 shares against, no shares obstained and 793,098 shares were broker non-votes. Votes for the election of J. Gordon Garrett were cast in the following manner: 20,857,252 shares for, 4,600 shares against, no shares obstained and 793,098 shares were broker non-votes.


ITEM 5.  OTHER INFORMATION
         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         The following exhibits are being filed with this report:

Exhibit Number       Description                                           Page
--------------       -----------                                           ----

10.1                 Credit Agreement Among Mastech Systems Corporation
                     as the Borrower, the Lenders which are or may
                     in the future become parties hereto and PNC BANK,
                     NATIONAL ASSOCIATION, as the Agent; Dated as of
                     May 30, 1997                                           15


11.1                 Statement regarding computation of per share
                     earnings.                                              72

27                   Financial Data Schedule                                73

(b)  Reports on Form 8-K:

     The Company did not file any Current Report on Form 8-K during the quarter ended June 30, 1997.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      MASTECH CORPORATION
                                      (REGISTRANT)


Dated:   August 14, 1997              /s/ Sunil Wadhwani
                                      Co-Chairman and Chief Executive Officer


Dated:   August 14, 1997              /s/ Michael J. Zugay
                                      Vice President- Finance and Secretary

                                 EXHIBIT INDEX

Exhibit Number     Description                                         Page
--------------     -----------                                         ----

10.1               Credit Agreement Among Mastech Systems Corporation
                   as the Borrower, the Lenders which are or may in
                   the future become parties hereto and PNC BANK,
                   NATIONAL ASSOCIATION, as the Agent; Dated as of
                   May 30, 1997                                         15

11.1               Statement regarding computation of per share
                   earnings.                                            72

27                 Financial Data Schedule                              73