Form 10-Q
period 1997-09-30
MASTECH CORP
filed 1997-11-14
CIK 1024732

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q



 [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934 for the quarterly period ended September 30, 1997 or

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

                                    Yes X    No
                                       ---     ---

The number of shares of the registrant's Common Stock, par value $.01 per share, outstanding as of September 30, 1997 was 21,657,150 shares.

                              MASTECH CORPORATION
                         QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                               TABLE OF CONTENTS

                                                                                                            PAGE
                                                                                                            ----
PART I.   FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

          CONSOLIDATED INCOME STATEMENTS FOR THE THREE AND NINE MONTH PERIODS
          ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996                                                      3

          CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 1997 AND DECEMBER 31, 1996                           4

          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
          AS OF SEPTEMBER 30, 1997 AND DECEMBER 31, 1996                                                       5

          CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTH PERIODS ENDED
          SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996                                                            6

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                                           7

          Report of Independent Public Accountants                                                             8

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
          OF OPERATIONS                                                                                        9

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE
          ABOUT MARKET RISK SENSITIVE INSTRUMENTS                                                             13


PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                                                                   14
ITEM 2.   CHANGES IN SECURITIES                                                                               14
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                                                     14
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                 14
ITEM 5.   OTHER INFORMATION                                                                                   14
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                                                    14

          SIGNATURES                                                                                          15

          EXHIBIT INDEX                                                                                       16

PART I.   FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS


                                MASTECH CORPORATION
                           CONSOLIDATED INCOME STATEMENTS
                    (Dollars in Thousands Except Per Share Data)

                                                         Three Months Ended                            Nine Months Ended
                                                  September 30,        September 30,           September 30,        September 30,
                                                  -------------        -------------           -------------        -------------
                                                           1997                 1996                    1997                 1996
                                                           ----                 ----                    ----                 ----
                                                     (Unaudited)          (Unaudited)             (Unaudited)          (Unaudited)
Revenues.........................................    $53,231             $30,937                 $135,821             $90,336
Cost of revenues.................................     36,340              23,185                   94,708              65,558
                                                     -------             -------                 --------             -------
Gross profit.....................................     16,891               7,752                   41,113              24,778

Selling, general and administrative expense......      9,397               5,276                   24,628              14,670
Non-recurring charge.............................        130                  __                      389                  --
                                                     -------             -------                 --------             -------
Income from operations...........................      7,364               2,476                   16,096              10,108

Interest and other income (expense), net.........        204                 (75)                   1,034                 (21)
                                                     -------             -------                 --------             -------

Income before income taxes.......................      7,568               2,401                   17,130              10,087
Provision for income taxes.......................      3,027                  --                    6,852                  --
                                                     -------             -------                 --------             -------

Net income.......................................    $ 4,541             $ 2,401                 $ 10,278             $10,087
                                                     =======             =======                 ========             =======

Net income per common share (1)..................      $0.21                                        $0.47
                                                     =======                                     ========

                                                                       Pro Forma                                    Pro Forma
                                                                     Information                                  Information
                                                                     -----------                                  -----------
Net income.......................................                        $ 2,401                                      $10,087
Pro forma income taxes (2).......................                            961                                        4,035
                                                                         -------                                      -------
Pro forma net income.............................                        $ 1,440                                      $ 6,052
                                                                         =======                                      =======
Pro forma net income per
common share.....................................                        $  0.08                                      $  0.32
                                                                         =======                                      =======

(1) The number of shares outstanding is 21,657,150 at September 30, 1997.
(2) At an assumed 40% income tax rate.


  The accompanying notes are an integral part of these consolidated financial statements.

                              MASTECH CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                      September 30, 1997       December 31, 1996
                                                                      ------------------       -----------------
                                                                             (Unaudited)
                              ASSETS
Current assets:
  Cash and cash equivalents (cost approximates market value)............         $31,497                  $45,997
  Accounts receivable, net of allowance for uncollectible accounts......          44,815                   23,160
  Unbilled receivables..................................................           2,377                    1,410
  Employee and related party advances...................................           1,990                    2,591
  Prepaid and other assets..............................................             709                      601
                                                                                 -------                  -------
     Total current assets...............................................          81,388                   73,759
                                                                                 -------                  -------
  Net equipment and leasehold improvements..............................           6,736                    3,750
                                                                                 -------                  -------
Total assets............................................................         $88,124                  $77,509
                                                                                 =======                  =======

           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Revolving credit facility.............................................         $ 2,207                  $ 2,077
  Accounts payable......................................................           4,293                    3,934
  Accrued payroll and related costs.....................................          14,794                    8,898
  Other accrued liabilities.............................................           2,291                    1,342
  S corporation dividend  payable.......................................              --                    6,500
  Deferred revenue......................................................              --                      116
  Deferred income taxes.................................................           1,200                    1,200
                                                                                 -------                  -------
     Total current liabilities..........................................          24,785                   24,067
                                                                                 -------                  -------
Deferred income taxes...................................................           1,733                    2,683

Shareholders' equity:
  Preferred stock, without par value: 20,000,000 shares
    authorized, no shares outstanding...................................              --                       --
  Common stock, par value $0.01 per share:
    100,000,000 shares authorized, 21,657,150 and
     21,654,600 shares issued and outstanding, respectively.............            217                      217
  Additional paid-in capital............................................          51,362                   51,168
  Retained earnings.....................................................          10,475                      197
  Deferred compensation.................................................            (387)                    (776)
  Currency translation adjustment.......................................             (61)                     (47)
                                                                                 -------                  -------
     Total shareholders' equity.........................................          61,606                   50,759
                                                                                 -------                  -------
Total liabilities and shareholders' equity..............................         $88,124                  $77,509
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

                              MASTECH CORPORATION
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            (Dollars in thousands)

                                            Common Stock      Additional                                 Currency             Total
                                        -------------------      Paid-in     Retained       Deferred   Translation    Shareholders'
                                          Shares   Par Value     Capital     Earnings   Compensation    Adjustment          Equity

Balance, December 31, 1995..........  18,200,000        $182     $   106      $15,384          $  --          $ (1)         $15,671


  Net income........................          --          --          --        8,692             --            --            8,692
  Dividends.........................          --          --          --      (19,045)            --            --          (19,045)
  Issuance of common stock..........   3,400,000          34      50,216       (4,644)            --            --           45,606
  Disproportionate dividend.........          --          --          --         (190)            --            --             (190)
  Acquisition of minority interest
    in Scott Systems................          --          --          28           --             --            --               28
  Restricted stock award............      54,600           1         818           --           (819)           --               --
  Amortization of deferred
    compensation....................          --          --          --           --             43            --               43
  Currency translation adjustment...          --          --          --           --             --           (46)             (46)
                                      ---------------------------------------------------------------------------------------------


Balance, December 31, 1996..........  21,654,600        $217     $51,168         $197          $(776)         $(47)         $50,759


  Net income........................          --          --          --       10,278             --            --           10,278
  Reduction of previously approved
    S corporation dividend..........          --          --         162           --             --            --              162
  Amortization of deferred
    compensation....................          --          --          --           --            389            --              389
  Exercise of stock options.........       2,550          --          32           --             --            --               32
  Currency translation adjustment...          --          --          --           --             --           (14)             (14)
                                      ---------------------------------------------------------------------------------------------
Balance, September 30, 1997
  (Unaudited).......................  21,657,150        $217     $51,362      $10,475          $(387)         $(61)         $61,606
                                      =============================================================================================


The accompanying notes are an integral part of these consolidated financial statements.

                              MASTECH CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)


                                                                                  Nine Months Ended
                                                                       September 30, 1997       September 30, 1996
                                                                       ------------------       ------------------
                                                                           (Unaudited)
CASH FLOW FROM OPERATIONS
Operations:
  Net income.........................................                            $ 10,278                 $ 10,087
  Adjustments to reconcile net income to cash
   provided by operations:
    Depreciation.....................................                               1,012                      149
    Allowance for uncollectible accounts.............                                 445                      500
    Minority interest................................                                  --                        9
    Deferred income taxes, net.......................                                (950)                      --
    Amortization of deferred compensation............                                 389                       --
  Working capital items:
    Accounts receivable and unbilled receivables.....                             (23,067)                  (3,176)
    Employee and related party advances..............                                 601                     (200)
    Prepaid and other assets.........................                                (108)                     207
    Accounts payable.................................                                 359                    1,930
    Accrued and other current liabilities............                               6,729                      605
                                                                                 --------                 --------
       Net cash flow from operations.................                              (4,312)                  10,111
                                                                                 --------                 --------
 INVESTING ACTIVITIES:
  Additions to equipment and leasehold
     improvements....................................                              (3,998)                  (1,825)
                                                                                 --------                 --------
       Net cash flow from investing activities                                     (3,998)                  (1,825)
                                                                                 --------                 --------
 FINANCING ACTIVITIES:
  Net borrowings under revolving credit facility                                      130                    2,215
  Proceeds from exercise of stock options                                              32                       --
  Dividends paid.....................................                              (6,338)                 (12,545)
                                                                                 --------                 --------
       Net cash flow from financing activities.......                              (6,176)                 (10,330)
                                                                                 --------                 --------

Effect of currency translation on cash...............                                 (14)                     (64)
                                                                                 --------                 --------

Net change in cash and cash equivalents..............                             (14,500)                  (2,108)

Cash and cash equivalents, beginning of period.......                              45,997                    3,026
                                                                                 --------                 --------
Cash and cash equivalents, end of period.............                            $ 31,497                 $    918
                                                                                 ========                 ========
Supplemental disclosure:
    Cash payments for interest.......................                            $     17                 $     58
    Cash payments for income taxes...................                            $  6,946                 $     --

  The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.   BASIS OF PRESENTATION

The unaudited consolidated financial statements included herein have been prepared by Mastech Corporation ("Mastech" or the "Company") in accordance with generally accepted accounting principles for interim financial information and
Article 10 of Regulation S-X under the Securities and Exchange Act of 1934, as amended. The consolidated financial statements for the quarter ended September 30, 1997 should be read in conjunction with the Company's consolidated financial statements (and notes thereto) included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Accordingly, the accompanying consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of the accompanying consolidated financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three month and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

The use of generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.


2.   RECENTLY ISSUED ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128), which establishes new standards for computing and presenting earnings per share and applies to entities with publicly and non-publicly held common stock. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted. SFAS No. 128 requires restatement of all prior period earnings per share data presented. The Company has determined that the adoption of SFAS No. 128 will not change reported earnings per share for any period.

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

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS No. 131), which requires the use of the "management approach" model for segment reporting. The management approach model is based on the way the Company's management organizes segments within the Company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure or any other manner in which management segregates a company. The Company will be required to adopt this standard for the fiscal year ended December 31, 1998. Although early adoption is permitted, the Company will not adopt this statement until fiscal year end 1998.

Report of Independent Public Accountants

To the Board of Directors of Mastech Corporation:

We have reviewed the accompanying consolidated balance sheet of Mastech Corporation (a Pennsylvania Corporation) and subsidiaries as of September 30, 1997, and the related consolidated income statements for the three month and nine month periods and related consolidated statements of cash flows and shareholders' equity for the nine month period then ended. These consolidated financial statements are the responsibility of the Company's management.

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

October 24, 1997

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.

OVERVIEW

Mastech Corporation was incorporated in Pennsylvania on November 12, 1996. Mastech Systems Corporation ("Mastech Systems"), a Pennsylvania corporation through which the business of the Company has been conducted since its inception in July 1986, is an indirect, wholly-owned subsidiary of the Company. In December 1996, Mastech completed the initial public offering of its common stock ("the IPO"). Subsequent to the IPO, Mascot Systems Pvt., Ltd. (" Mascot Systems "), and Scott Systems Pvt., Ltd. (" Scott Systems" ), both of which are corporations organized under the laws of India, became wholly-owned subsidiaries
of Mastech Systems.   Unless the context otherwise requires, references in this
Quarterly Report on Form 10-Q to " Mastech " or the " Company " includes the Company and its subsidiaries.

Mastech is a worldwide provider of  IT services to large and medium-sized
organizations.   Mastech provides its clients with a single source for a broad range of applications solutions and services, including client/server design and development, conversion/migration services, Year 2000 services, Enterprise Resource Planning ("ERP") package implementation services, Internet/intranet services and maintenance outsourcing. These services are provided in a variety of computing environments and use leading technologies, including client/server architectures, object-oriented programming, distributed databases and the latest networking and communications technologies.

The Company's revenues are derived from fees paid by clients for professional services. Historically, a substantial majority of the Company's projects have been client-managed. On client-managed projects, Mastech provides professional services as a member of the project team on a time-and-materials basis. The Company recognizes revenues on time-and-materials projects as the services are performed. On Mastech-managed projects, Mastech takes complete responsibility for project management, and bills the client on a time-and-materials or fixed-price basis. Fixed-price contracts are recognized by the percentage of completion method. Revenues from international operations do not include revenues generated through offshore software development centers on U.S. client engagements.

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

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1997 COMPARED TO THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1996

Revenues

The Company's revenues increased 72.1%, to $53.2 million for the third quarter of 1997 from $30.9 million for the third quarter of 1996. This revenue growth was due primarily to successful market penetration by the Company's domestic Enterprise Package Solutions division which increased its revenues by $7.2 million. The Company also experienced an increase of $5.9 million in revenues from its preferred vendor service contract with EDS. Additionally, the Company's international revenues increased by $3.6 million during this same period as a result of its expansion into the Canadian, European and Asia Pacific markets.

Gross Profit

Gross profit consists of revenues less cost of revenues. Cost of revenues consists primarily of salaries and employee benefits for billable IT professionals, as well as the independent contractors used by the Company.
Gross profit increased 117.9% to $16.9 million for the third quarter of 1997 from $7.8 million for the third quarter of 1996. Gross profit, as a percentage of revenues, increased to 31.7% in the third quarter of 1997 from 25.1% in the third quarter of 1996. The primary reasons for the $9.1 million increase were higher margins in the Company's new service areas such as the Enterprise Package Solutions division and a significant decline in the number of independent contractors used by the Company. Costs associated with the use of independent contractors as a percentage of revenues decreased from 12.1% in the third quarter of 1996 to 4.3% in the third quarter of 1997. The net increase in the number of IT professionals (including independent contractors) used by the Company was 432 for the third quarter of 1997 compared to 60 for the third quarter of 1996.

Selling, General and Administrative Expense

Selling, general and administrative expense consist of costs associated with the Company's sales and marketing efforts, executive management, finance and human resource functions, facilities and communications costs and other general overhead expenses. Selling, general and administrative expenses increased 78.1%, to $9.4 million for the third quarter of 1997 from $5.3 million for the third quarter of 1996. As a percentage of revenues, selling, general and administrative expenses increased to 17.7% for the third quarter of 1997 from 17.1% for the third quarter of 1996. The increase in selling, general and administrative expenses reflects the Company's continued investment in infrastructure and in the initiatives required to implement the Company's marketing strategies. These costs include the development of additional service offerings, the expansion of its global recruiting capabilities, the opening of additional international offices, the establishment of training centers and the continued expansion of its offshore software development centers. In addition, the Company has incurred incremental costs subsequent to the IPO for executive compensation and for compliance with the regulatory filing requirements imposed upon public companies. The incremental costs associated with the Company's public status are approximately $333,000 for the third quarter of 1997.

In the three months ended September 30, 1997, the Company has reflected the amortization of deferred compensation for an executive officer as a non-recurring charge.

Interest and Other Income (Expense), net

Other income and expense consists primarily of interest income and interest expense. Other income was $204,000 for the third quarter of 1997 compared to other expense of $75,000 for the third quarter of 1996. The increase in other income is the result of increased interest income from the investment of the net proceeds from the IPO. This increase in interest income was, however, partially offset by an increase in interest expense charged on borrowings outstanding under the Company's revolving credit facilities, principally to support the Company's Indian operations. These borrowings increased the Company's interest expense from $90,000 in the third quarter of 1996 to $180,000 in the third quarter of 1997. (See Liquidity and Capital Resources.)

Liquidity and Capital Resources

The Company's financial statements reflect cash flow used by operations of approximately $2.9 million for the three months ended September 30, 1997, and cash flow provided by operations of approximately $3.0 million for the three months ended September 30, 1996. The Company's cash provided by operations prior to the initial public offering does not reflect any income tax expense due to the Company's prior status as an S corporation. During the three months ended September 30, 1997, the Company paid approximately $0.3 million of corporate income taxes related to the termination of its status as an S corporation.

Capital expenditures for the three months ended September 30, 1997 and September 30, 1996 were approximately $1.3 million and $1.1 million, respectively. During the three months ended September 30,1997, the Company spent approximately $0.2 million related to the implementation of a new management information system. The estimated remaining cost of this new software, which is year 2000 compliant, is $800,000.


RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1997 COMPARED TO THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1996

Revenues

The Company's revenues increased 50.4%, to $135.8 million for the first nine months of 1997 from $90.3 million for the first nine months of 1996. This revenue growth was due primarily to successful market penetration by the Company's domestic Enterprise Package Solutions division which increased its revenues by $17.2 million. The Company also experienced an increase of $9.2 million in revenues from its preferred vendor service contract with EDS. Additionally, the Company's international revenues increased by $9.5 million during this same period as a result of its expansion into the Canadian, European and Asia Pacific markets. The Company broadened its client base to 475 clients in the first nine months of 1997 from 345 clients in the first nine months of 1996.

Gross Profit

Gross profit increased 65.9%, to $41.1 million for the first nine months of 1997 from $24.8 million for the first nine months of 1996. Gross profit, as a percentage of revenues, increased to 30.3% for the first nine months of 1997 from 27.4% for the first nine months of 1996. The primary reasons for the $16.3 million increase were higher margins in the Company's new service areas such as the Enterprise Package Solutions division and a significant decline in the number of independent contractors used by the Company. Costs associated with the use of independent contractors as a percentage of revenues decreased from 12.1% in the first nine months of 1996 to 5.6% in the first nine months of 1997. The number of IT professionals (including independent contractors) used by the Company increased to 2,471 as of September 30, 1997 from 1,394 as of September 30, 1996.

Selling, General and Administrative Expense

Selling, general and administrative expenses increased 67.9%, to $24.6 million for the first nine months of 1997 from $14.7 million for the first nine months of 1996. As a percentage of revenues, selling, general and administrative expenses increased to 18.1% for the first nine months of 1997 from 16.2% for the first nine months of 1996. The increase in selling, general and administrative expenses reflects the Company's continued investment in infrastructure and in the initiatives required to implement the Company's marketing strategies. These costs include the development of additional service offerings, the expansion of its global recruiting capabilities, the opening of additional international offices, the establishment of training centers and the continued expansion of its offshore software development centers. In addition, the Company has incurred incremental costs subsequent to the IPO. The incremental costs associated with the Company's public status are approximately $1.2 million for the first nine months of 1997.

In the nine months ended September 30, 1997, the Company has reflected the amortization of deferred compensation for an executive officer as a non-recurring charge.

Interest and Other Income (Expense), net

Other income was $1.0 million for the first nine months of 1997 compared to other expense of $21,000 for the first nine months of 1996. The increase in other income is the result of increased interest income from the investment of the net proceeds from the IPO. This increase in interest income was, however, partially offset by an increase in interest expense charged on borrowings outstanding under the Company's revolving credit facilities, principally to support the Company's Indian operations. These borrowings increased the Company's interest expense from $103,000 for the first nine months of 1996 to $426,000 for the first nine months of 1997. (See Liquidity and Capital Resources.)

Liquidity and Capital Resources

The net proceeds generated from the IPO were approximately $45.6 million, after deducting underwriting discounts and commissions and estimated offering expenses paid by the Company. These monies have been temporarily invested in short-term, investment grade, interest bearing securities. During the nine months ended September 30, 1997, the Company used the net proceeds to pay approximately $0.9 million of corporate income taxes related to the termination of its status as an S corporation. In April 1997, the Company also paid a dividend of approximately $6.3 million of undistributed S corporation earnings from these proceeds.

Prior to the IPO, the Company generally financed its working capital requirements through internally generated funds. Since the IPO, the Company has financed its working capital requirements through internally generated funds and with the proceeds from the offering. The Company's management expects this trend to continue. The Company's financial statements reflect cash flow used by operations of approximately $4.3 million for the nine months ended September 30, 1997, and cash flow provided by operations of approximately $10.1 million for the nine months ended September 30, 1996. Prior to the initial public offering, the Company made S corporation distributions to its shareholders, and in 1997 it made the final S corporation distributions.

Capital expenditures for the nine months of 1997 and 1996 were approximately $4.0 million and $1.8 million, respectively. During the first nine months of 1997, the Company incurred approximately $1.1 million in connection with the building of the infrastructure for its offshore software development and training facilities in India. During the first nine months of 1997, the Company spent approximately $1.2 million related to the implementation of a new management information system.

Effective May 30, 1997, the Company entered into a $25.0 million revolving credit facility (the ''Facility'') with PNC Bank, National Association (the "Lender"). The Facility bears interest at a rate equal to LIBOR plus 1.0% or prime at the Company's option and borrowings are unsecured. The Facility contains certain restrictive covenants and financial ratio requirements which would limit distributions to shareholders and additional borrowings. Historically, the Company has not used its revolving credit facilities to finance its working capital needs, and as of September 30, 1997, $25.0 million remained available for borrowing under the Facility.

As of September 30, 1997, Mascot Systems had borrowings of approximately $2.2 million outstanding under revolving credit agreements with ICICI Banking Corporation Limited and IndusInd Bank Limited, both of India. Interest rates charged on these borrowings range from 18.75% to 19.25% per annum. As of September 30, 1997, there are no additional amounts available for borrowing under these facilities. These borrowings will be repaid by the Company prior to December 31, 1997.

On October 30, 1997, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission to initiate the registration of 3,000,000 shares of the Company's common stock for sale to the public. Of this total, 1,800,000 shares will be newly issued by the Company, and 1,200,000 shares will be sold by selling shareholders. The net proceeds of the offering, after deducting underwriting discounts, commissions and offering expenses to be paid by the Company, will be used to develop new services, to expand existing operations, including offshore software development operations, for possible acquisitions of related businesses, and for general corporate purposes, including working capital. The Company will not receive any part of the proceeds from the sale of shares by the selling shareholders. Management currently anticipates that the proceeds from this offering together with the existing sources of liquidity and cash generated from operations will be sufficient to satisfy its cash needs at least through the next twelve months.

The Company does not believe that inflation had a significant impact on the Company's results of operations for the periods presented. On an ongoing basis, the Company attempts to minimize the effects of inflation on its operating results by controlling operating costs and, whenever possible, seeking to insure that billing rates reflect increases in costs due to inflation.

The Company invoices its clients in the local currency of the country in which the client is located. Gains and losses as a result of fluctuations in foreign currency exchange rates have not had a significant impact on the results of operations.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         None.

ITEM 2.  CHANGES IN SECURITIES
         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

ITEM 5.  OTHER INFORMATION

         SECONDARY OFFERING OF SECURITIES

         On October 30, 1997, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission to initiate the registration of 3,000,000 shares of the Company's common stock for sale to the public. Of this total, 1,800,000 shares will be newly issued by the Company, and 1,200,000 shares will be sold by selling shareholders. Upon completion of this offering , directors and executive officers of the Company will beneficially own approximately 63.9% of and have voting power over approximately 44.8% of the Company's Common Stock. The registration statement filed with the SEC relating to these securities has not yet become effective.


         PENDING ACQUISITION

         In October, 1997, the Company entered into a non-binding letter of intent to purchase for cash the assets of an Australian Information Technology ("IT") services company. The aggregate purchase price is not expected to exceed $6 million. The Company anticipates closing this acquisition prior to December 31, 1997.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         The following exhibits are being filed with this report:


Exhibit Number   Description                                             Page
--------------   -----------                                             ----

11.1             Statement regarding computation of per share earnings.    17

(b)      Reports on Form 8-K:

         The Company did not file any Current Report on Form 8-K during the quarter ended September 30, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    MASTECH CORPORATION
                                    (REGISTRANT)

Dated:   November 14, 1997          /s/ Sunil Wadhwani
                                    Co-Chairman and Chief Executive Officer


Dated:   November 14, 1997          /s/ Michael J. Zugay
                                    Vice President-Finance and Secretary

                                 EXHIBIT INDEX

Exhibit Number   Description                                              Page
--------------   -----------                                              ----

11.1             Statement regarding computation of per share earnings.     17
27               Financial Data Schedule                                     *

* Incorporated herein by reference to exhibit of the same number of the Form S-1 Registration Statement of the Company (registration No. 333-39123).