Form 10-K
period 1997-12-31
MASTECH CORP
filed 1998-03-16
CIK 1024732

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K

[X] Annual Report pursuant to  Section 13 or 15(d) of the  Securities Exchange
    Act of 1934

For the fiscal year ended December 31, 1997

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

Commission File Number 000-21755

                              MASTECH CORPORATION
             (Exact name of registrant as specified in its charter)

             PENNSYLVANIA                                  25-1802235
      (State or other jurisdiction                      (I.R.S. Employer
    of incorporation or organization)                  Identification No.)

           1004 McKee Road
         Oakdale, Pennsylvania                                15071
(Address of principal executive offices)                    (Zip Code)

      Registrant's telephone number, including area code:  (412) 787-2100

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

                                Yes [X] No [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 27, 1998 (based on the closing price of such stock as reported by NASDAQ on such date) was $462,546,175.

The number of shares of the registrant's Common Stock, par value $.01 per share, outstanding as of February 27, 1998 was 23,669,476 shares.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K [ ]


                      Documents Incorporated By Reference
                      -----------------------------------

Portions of the Corporation's Proxy Statement, prepared for the Annual Meeting of Shareholders scheduled for June 1, 1998, to be filed with the Commission are incorporated by reference into Part III of this report.

                              MASTECH CORPORATION

                                1997 FORM 10-K

                               TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                              -----
                                                         PART I
ITEM   1.  BUSINESS.................................................................................             3
ITEM   2.  PROPERTIES...............................................................................            12
ITEM   3.  LEGAL PROCEEDINGS........................................................................            12
ITEM   4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................................            12

                                                   PART II
ITEM  5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS....................................................................            13
ITEM  6.  SELECTED FINANCIAL DATA..................................................................            14
ITEM  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS..............................................................            15
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..............................................            19
ITEM  9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.....................................            38

                                                PART III
ITEM 10.  DIRECTORS AND OFFICERS OF REGISTRANT.....................................................            39
ITEM 11.  EXECUTIVE COMPENSATION...................................................................            39
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT.........................................................................            39
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........................................            39

                                               PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K..........................            39

SIGNATURE PAGES....................................................................................            43

AUDITOR'S REPORTS..................................................................................            44

FINANCIAL SCHEDULES................................................................................            45

PART I

ITEM 1:   Business

Summary

  Mastech Corporation, a Pennsylvania corporation, incorporated on November 12, 1996, ("Mastech" or the "Company") is a worldwide provider of information technology ("IT") services to large and medium-sized organizations. Mastech provides its clients with a single source for a broad range of applications solutions and services, including client/server design and development, conversion/migration services, Year 2000 services, enterprise resource planning ("ERP") package implementation services, Internet/intranet services and applications maintenance outsourcing. These services are provided in a variety of computing environments and use leading technologies, including client/server architectures, object-oriented programming languages and tools, distributed database management systems and the latest networking and communications technologies. To enhance its services, Mastech has formed business alliances with leading software companies such as Baan, Oracle and PeopleSoft. In addition, the Company has developed its own proprietary methodologies and tools, under the name SmartAPPS, that enhance the productivity of the Company's Year 2000 and other services.

  Mastech Systems, a Pennsylvania corporation through which the business of the Company has been conducted since its inception in July 1986, is an indirect, wholly owned subsidiary of the Company. In December 1996, Mastech completed the initial public offering of its Common Stock, and in December 1997, completed a secondary offering of its Common Stock. Subsequent to the initial public offering, Mascot Systems and Scott Systems, both of which are corporations organized under the laws of India, became wholly owned subsidiaries of Mastech Systems.

  In December 1997, the Company acquired Asia Pacific Computer Consultants Pty Limited ("Asia Pacific"), a Sydney, Australia-based information technology and telecommunications ("IT & T") services provider. Asia Pacific provides IT&T services covering all major platforms, software and languages. Services range from providing supplemental staff, to complete project management and systems development. Asia Pacific, which has offices in Sydney and Brisbane, was merged with Mastech's existing Australia operations and became a Mastech subsidiary, Mastech Asia Pacific.

  Financial information about the domestic and foreign operations of the Company are found on page 37 of this Form 10-K. Services rendered by the Company's foreign offices are considered foreign operations. The Company has no export revenues.


Services

  Mastech provides its clients with a single source for a broad range of IT applications solutions and services, including: (i) client/server design and development; (ii) conversion/migration services; (iii) Year 2000 services; (iv) ERP package implementation services; (v) Internet/intranet services; and (vi) applications maintenance outsourcing. These services are provided in a variety of computing environments and use leading technologies including client/server architectures, object-oriented programming languages and tools, distributed database management systems, groupware and the latest networking and communications technologies. In addition, the Company has developed proprietary SmartAPPS methodologies and tools to enhance productivity.

  The Company's revenues are derived from fees paid by clients for professional services. Historically, a substantial majority of the Company's projects have been client-managed. On client-managed projects, Mastech provides professional services as a member of the project team on a time-and-materials basis. The Company recognizes revenues on time-and-materials projects as the services are performed. On Mastech-managed projects, Mastech assumes responsibility for project management and bills the client on a time-and-materials or fixed-price basis. Fixed-price contracts are recognized by the percentage of completion method. Revenues from international operations do not include revenues generated through offshore software development centers on U.S. client engagements.

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

  The Company offers many of its services through an existing offshore software development center in Bangalore, India which is connected via secure, high-speed satellite links to the Company's headquarters and client sites. Mastech is increasing its offshore capacity by developing additional offshore software development centers in Pune and Madras, India. Offshore software development offers clients certain advantages as compared to domestic development, including: (i) significant cost savings; (ii) faster delivery, as larger teams can be deployed; (iii) virtual 24-hour project schedules, due to the time difference between North America and India; and (iv) improved access to a large pool of IT professionals.

 The Company's services are described below:


                        METHODS/TOOLS                                                 SERVICES

                                        Client/Server Design and Development
 .  SmartAPPS Client/Server                                      .  Project management
 .  Languages: C/C++, Visual Basic, Delphi SmallTalk, Java       .  Requirements analysis and definition
 .  Tools: Powerbuilder, Gupta, Developer/2000,                  .  Evaluation and selection of applications
   Lotus Notes                                                     packages
 .  DBMS/4GLs: Oracle, Informix, Sybase, Unify, SQLServer        .  Prototyping and re-use
                                                                .  Data modeling, data warehousing
 .  GUI: Windows, Motif, X-Windows, OpenLook                     .  Applications systems design and development
 .  CASE Tools: Oracle*CASE, IEF, Bachman                        .  Database design and administration
                                                                .  Systems development and implementation
                                                                .  Technology education and training

                                              Conversion/Migration
 SmartAPPS Migrate
  Methodology and Automated Conversion Tools                    .  Project management
                                                                .  Automated tools development
                                                                .  User interface conversion
                                                                .  Code conversion and testing
                                                                .  Control language conversion
                                                                .  Data migration
                                                                .  Cutover and implementation

                                                   Year 2000
 .  SmartAPPS 2000                                               .  Impact analysis
   Impact Assessment and Automated Conversion Tools             .  Project planning
 .  Viasoft                                                      .  Year 2000 conversion
 .  Microfocus Revolve                                           .  Compliance testing and validation
                                                                .  Cutover and implementation


                        METHODS/TOOLS                                                 SERVICES
                                           ERP Package Implementation
 .  Oracle Applications                                          .  Project planning
 .  Baan                                                         .  Customization
 .  PeopleSoft                                                   .  Integration
 .  SAP R/3                                                      .  Migration
                                                                .  Database design and administration
                                                                .  Systems support
                                                                .  Training

                                          Internet/Intranet
 .  SmartAPPS Net                                                .  Mentoring services
 .  Languages: Java, Javascript, HTML, C++, CGI                  .  Consulting services
 .  Tools: NetDynamics, ColdFusion,                              .  Application development services
 .  MS FrontPage, Netscape Livewire Pro                          .  Enterprise Java application development and
                                                                   deployment
 .  DBMS/4GLs: Oracle, Sybase, Progress, Informix,               .  Object-oriented analysis and design
 .  SQL Server                                                   .  Training services
 .  Methodologies: UML for Java,                                 .  Design, development and deployment of
 .  JavaBeans Component Framework                                   applications that web-enable databases and legacy
   for Enterprise Java component                                   systems
   development

                                 Applications Maintenance Outsourcing
 .  SmartAPPS Maintain
     Methodology and Tools                                      .  Project planning
                                                                .  Baseline assessment and service level definition
                                                                .  Process enhancements
                                                                .  Modifications/enhancements to functionality
                                                                .  Interfaces and integration with new systems
                                                                .  Configuration management
                                                                .  Documentation and standardization
                                                                .  Applications productivity improvement
                                                                .  Trouble-shooting and problem resolution
                                                                .  24-hours, 7-days per week emergency support

Additional Services--Education and Training

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


Sales and Marketing

  Mastech sells its services to large and medium-sized organizations through a direct sales force of over 70 professionals. The Company's sales force is organized to meet the needs of the marketplace through four primary divisions:
(i) the U.S. Professional Services Division; (ii) the Solutions Division; (iii) the Enterprise Package Solutions Division; and (iv) the International Division. Sales directors and representatives in each division are highly incentivized to cross-sell the services of other divisions.

  The U.S. Professional Services Division includes four geographic regions, each of which is directed by a Regional Director. Each region includes multiple new business development managers. These individuals use a proprietary database of several thousand prospects to telemarket Mastech's services nationally. The Company subsequently sends interested prospective clients a written proposal providing information about the Company, its approach and methodology, schedules, team members, pricing and terms. Mastech leverages the mobility of its software professionals and its cost effective telephone selling model to service all areas of the U.S. Each geographic region also includes Corporate Account Managers who are responsible for selling Mastech's services to existing clients. These managers, Regional Directors and senior management meet frequently on a direct, face-to-face basis with clients.

  The U.S. Professional Services Division also focuses on developing national and global relationships with major systems integrators such as EDS, IBM, KPMG Peat Marwick, Ernst & Young and Oracle. Mastech assists these integrators in meeting their customers' needs by providing specialized technical expertise and complementary capabilities such as offshore development.

  The Solutions Division is responsible for securing and managing Mastech-managed engagements. This division has a dedicated sales and marketing team responsible for generating and qualifying leads and developing detailed project estimates and proposals. This team sells directly to large and medium-sized organizations and also partners with large systems integrators.

  The Enterprise Package Solutions Division manages engagements and provides IT professionals trained in ERP package implementation services. This division works directly with end-user clients and also as partners with both the ERP software vendors and systems integrators on teamed implementation efforts.

  The International Division operates through offices in six different countries. Each office is supervised by a Country Manager and supported by dedicated sales personnel that sell directly to new clients using an approach similar to the Company's U.S. sales approach. Additionally, these offices focus on leveraging Mastech's existing relationships with its U.S.-based multinational clients. These relationships are particularly strong with global systems integrators and often provide a foundation on which each of Mastech's international offices can build.

  Mastech's marketing organization works closely with the sales organization to constantly improve results by supporting it with market research to assist in strategic planning and tactical decision making, trade show selection and exhibit planning, marketing literature, advertising and public relations support. The marketing organization develops messages and positioning for such activities by analyzing market trends and competitors' activities.


Clients

  Substantially all of the Company's clients are large and medium-sized organizations. During the year ended December 31, 1997, the Company provided services to over 495 clients worldwide in a diverse range of industries. The Company's strategy is to maximize its client retention rate and secure follow-on engagements by providing high-quality services and client responsiveness. A significant number of the Company's clients have selected Mastech on a recurring basis to provide additional services.

  The Company is a preferred vendor for several large organizations, including Associates Bancorp, Bank of America, EDS, IBM Year 2000 Global Services, KPMG Peat Marwick and Oracle. As a preferred vendor, the Company is one of a limited number of service providers to these organizations, enabling it to sell its services more effectively. The Company is aggressively pursuing additional preferred vendor arrangements in order to obtain new or additional business from large and medium-sized organizations. These contracts generally result in lower margins due to negotiated discounts, but are expected to generate higher revenues with lower selling costs.

 Organizations to which the Company has provided, or is providing, services include:

     Consumer Products            Manufacturing           Telecommunications                 Transportation
     ----------------             -------------           ------------------                 ---------------
      J.C. Penney                   Ford Motor                 AirTouch                  Carnival Cruise Lines
         Nike                    General Electric             Ameritech                     Royal Caribbean
    Philip Morris                 General Motors                 AT&T                        Ryder Systems
        Sears                        Hitachi                     MCI                         Union Pacific
      Wal-Mart                        Intel                 U.S. Cellular                      US Airways

                                                        Financial                 Integrators &
                  Health Care                           Services                     Vendors
                  -----------                           --------                     -------
             Blue Cross/Blue Shield                 Bank of America                Cap Gemini
                   Foxmeyer                             Citibank                       EDS
                Health America                        Deutsche Bank                Ernst & Young
            Kaiser Foundation Health                   The Hartford                    IBM
                    Merck                              NationsBank                    Oracle

  During the year ended December 31, 1997, approximately 29% of the Company's revenues were derived from its top five clients (EDS, IBM, Ernst & Young, The Hartford and CHCS/CTA). EDS accounted for approximately 13% of the Company's revenues for the year ended December 31, 1997.

Risk Factors

Recruitment and Retention of IT Professionals

  The Company's business involves the delivery of professional services and is labor-intensive. The Company's success depends upon its ability to attract, develop, motivate and retain highly skilled IT professionals and project managers, who possess the technical skills and experience necessary to deliver the Company's services. Qualified IT professionals are in great demand worldwide and are likely to remain a limited resource for the foreseeable future. There can be no assurance that qualified IT professionals will continue to be available to the Company in sufficient numbers, or that the Company will be successful in retaining current or future employees. Failure to attract or retain qualified IT professionals in sufficient numbers could have a material adverse effect on the Company's business, operating results and financial condition. Historically, the Company has done most of its recruiting outside of the countries where the client work is performed. Accordingly, any perception among the Company's IT professionals, whether or not well founded, that the Company's ability to assist them in obtaining temporary work visas and permanent residency status has been diminished, could lead to significant employee attrition. In the first eight months of 1996, the Company experienced a higher than normal rate of employee attrition because the Company was experiencing delays in securing the first-stage approval for permanent residency status for its foreign employees working in the U.S. This attrition resulted in the Company incurring increased costs for IT professionals and a reduction in its revenue growth. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Overview."

Government Regulation of Immigration

  The Company recruits its IT professionals on a global basis to create a mobile workforce that it can deploy wherever required and, therefore, must comply with the immigration laws in the countries in which it operates, particularly the U.S. Over 90% of Mastech's IT professionals are citizens of other countries, with most of those in the U.S. working under H-1B temporary visas. Under current law, there is a statutory limit of 65,000 new H-1B visas that may be issued in any government fiscal year. In the federal fiscal year ended September 30, 1997, this limit was reached for the first time in August. In years in which this limit is reached, the Company may be unable to obtain enough H-1B visas to bring sufficient foreign employees to the U.S. If the Company were unable to obtain H1-B visas for its employees in sufficient quantities or at a sufficient rate for a significant period of time, the Company's business, operating results and financial condition could be materially adversely affected. Furthermore, Congress and administrative agencies with jurisdiction over immigration matters have periodically expressed concerns over the levels of legal and illegal immigration into the U.S. These concerns have often resulted in proposed legislation, rules and regulations aimed at reducing the number of employment-based visas and permanent residency visas that may be issued. Any changes in such laws making it more difficult to hire foreign nationals or limiting the ability of the Company to retain foreign employees, could require the Company to incur additional unexpected labor costs and expenses or result in the Company having insufficient qualified personnel to perform all of the engagements that might otherwise be available to the Company. Any such restrictions or limitations on the Company's hiring practices could have a material adverse effect on the Company's business, operating results and financial condition.

Variability of Quarterly Operating Results

  The Company's revenues and operating results are subject to significant variation from quarter to quarter depending on a number of factors, including the timing and number of client projects commenced and completed during the quarter, the number of working days in a quarter, employee hiring, attrition and utilization rates and the mix of time-and-materials projects versus fixed-price projects during the quarter. The Company recognizes revenues on time-and-materials projects as the services are performed, while revenues on fixed-price projects are recognized using the percentage of completion method. Although fixed-price projects have not contributed significantly to revenues and profitability to date, operating results may be adversely affected in the future by cost overruns on fixed-price projects. Because a high percentage of the Company's expenses are relatively fixed, variations in revenues may cause significant variations in operating results. Additionally, the Company periodically incurs cost increases due to both the hiring of new employees and strategic investments in its infrastructure in anticipation of future opportunities for revenue growth. No assurances can be given that quarterly results will not fluctuate, causing a material adverse effect on the Company's business and financial condition.

Increasing Significance of Non-U.S. Operations and Risks of International Operations

  The Company's international consulting and offshore software development operations are important elements of its growth strategy. The Company opened offices in Canada and Singapore in 1995, Japan and the U.K. in 1996, and Australia, the Netherlands and the Middle East during 1997. These operations depend greatly upon business, immigration and technology transfer laws in those countries, and upon the continued development of technology infrastructure. There can be no assurance that the Company's international operations will be profitable or support the Company's growth strategy. The risks inherent in the Company's international business activities include unexpected changes in regulatory environments, foreign currency fluctuations, tariffs and other trade barriers, difficulties in managing international operations and potential foreign tax consequences, including repatriation of earnings and the burden of complying with a wide variety of foreign laws and regulations. The failure of Mastech to manage growth, attract and retain personnel, manage major development efforts, profitably deliver services, or a significant interruption of the Company's ability to transmit data via satellite, could have a material adverse impact on the Company's ability to successfully maintain and develop its international operations and could have a material adverse effect on the Company's business, operating results and financial condition.

  Although the Company's ownership of a U.S. trademark registration covering the service mark "Mastech" gives the Company the presumption of ownership in the U.S. of the "Mastech" mark for the services identified in the registration, there can be no assurance that the Company is entitled to use the designation "Mastech" in all international operations and there is the possibility that third parties have superior rights to the "Mastech" mark (or similar marks) outside the U.S.

Exposure to Regulatory and General Economic Conditions in India

  A significant element of the Company's business strategy is to increase the utilization of its offshore software development centers in India. Mastech has utilized an offshore software development center in Bangalore for approximately one year and is in the process of opening two more centers in Pune and Madras, India. The Company also operates recruiting and training centers in India. The Indian government exerts significant influence over its economy. In the recent past, the Indian government has provided significant tax incentives and relaxed certain regulatory restrictions in order to encourage foreign investment in certain sectors of the economy, including the technology industry. Certain of these benefits that directly affect the Company include, among others, tax holidays (temporary exemptions from taxation on operating income), liberalized import and export duties and preferential rules on foreign investment and repatriation. To be eligible for certain of these tax benefits, the Company must continue to meet certain conditions. A failure to meet such conditions in the future could result in the cancellation of the benefits. There can be no assurance that such tax benefits will be continued in the future at their current levels. Changes in the business or regulatory climate of India could have a material adverse effect on the Company's business, operating results and financial condition.

  Although wage costs in India are significantly lower than in the U.S. and elsewhere for comparably skilled IT professionals, wages in India are increasing at a faster rate than in the U.S. In the past, India has experienced significant inflation and shortages of foreign exchange, and has been subject to civil unrest and acts of terrorism. Changes in inflation, interest rates, taxation or other social, political, economic or diplomatic developments affecting India in the future could have a material adverse effect on the Company's business, operating results and financial condition.

Intense Competition

  The IT services industry is highly competitive and served by numerous national, regional and local firms, all of which are either existing or potential competitors of the Company. Primary competitors include participants from a variety of market segments, including "Big Six" accounting firms, systems consulting and implementation firms, applications software firms, service groups of computer equipment companies, general management consulting firms, programming companies and temporary staffing firms. Many of these competitors have substantially greater financial, technical and marketing resources and greater name recognition than the Company. There are relatively few barriers to entry into the Company's markets and the Company may face additional competition from new entrants into its markets. In addition, there is a risk that clients may elect to increase their internal IT resources to satisfy their applications solutions needs. Further, the IT services industry is undergoing consolidation which may result in increasing pressure on margins. These factors may limit the Company's ability to increase prices commensurate with increases in compensation. There can be no assurance that the Company will compete successfully with existing or new competitors.

Concentration of Revenues; Risk of Termination

  The Company has in the past derived, and may in the future derive, a significant portion of its revenues from a relatively limited number of clients. The Company's five largest clients represented approximately 29% and 30% of revenues for the years ended December 31, 1997 and 1996, respectively. EDS accounted for approximately 13% and 9%, of the Company's revenues for the years ended December 31, 1997 and 1996, respectively. Most of the Company's projects are terminable by the client without penalty. An unanticipated termination of a major project could result in the loss of substantial anticipated revenues and could require the Company to maintain or terminate a significant number of unassigned IT professionals, resulting in a higher number of unassigned IT professionals and/or significant termination expenses. The loss of any significant client or project could have a material adverse effect on the Company's business, operating results and financial condition.

Management of Growth

  The Company's business has experienced rapid growth over the years that could strain the Company's managerial and other resources. Revenues have grown from $13.5 million in 1991 to $123.4 million in 1996 and $196.0 million for 1997.
The number of employees has grown from 250 in 1991 to 3,125 as of December 31, 1997. The Company's continued growth depends on adding key managers, increasing its international operations, adding service lines and growing its offshore infrastructure. The Company has broadened its range of services to include Year 2000 compliance, ERP package implementation, Internet/intranet services and offshore software development. The Company opened offices in Canada and Singapore in 1995, Japan and the U.K. in 1996, and Dallas, Texas, Australia, the Netherlands and the Middle East during 1997. In addition, the Company's offshore software development center in Bangalore has been operational for over a year and two additional centers in Pune and Madras, India are scheduled to become operational during 1998. Effective management of these growth initiatives will require the Company to continue to improve its operational, financial and other management processes and systems. The failure to manage growth effectively could have a material adverse effect on the Company's business, operating results and financial condition.

Rapid Technological Change; Dependence on New Solutions

  The IT services industry is characterized by rapid technological change, evolving industry standards, changing client preferences and new product introductions. The Company's success will depend in part on its ability to develop IT solutions that keep pace with changes in the IT services industry. There can be no assurance that the Company will be successful in addressing these developments on a timely basis or that, if these developments are addressed, the Company will be successful in the marketplace. In addition, there can be no assurance that products or technologies developed by others will not render the Company's services noncompetitive or obsolete. The Company's failure to address these developments could have a material adverse effect on the Company's business, operating results and financial condition.

  A significant number of organizations are attempting to migrate business applications from a mainframe environment to advanced technologies, including client/server architectures. As a result, the Company's ability to remain competitive will be dependent on several factors, including its ability to help existing employees maintain or develop mainframe skills and to train and hire employees with skills in advanced technologies. The Company's failure to hire, train and retain employees with such skills could have a material adverse impact on the Company's business. The Company's ability to remain competitive will also be dependent on its ability to design and implement, in a timely and cost-effective manner, effective transition strategies for clients moving from the mainframe environment to client/server or other advanced architectures. The failure of the Company to design and implement such transition strategies in a timely and cost-effective manner could have a material adverse effect on the Company's business, operating results and financial condition.

Dependence on Principals

  The success of the Company is highly dependent on the efforts and abilities of Sunil Wadhwani and Ashok Trivedi, the Company's Co-Chairman and Chief Executive Officer and the Company's Co-Chairman and President, respectively. Although Messrs. Wadhwani and Trivedi have entered into employment agreements containing noncompetition, nondisclosure and nonsolicitation covenants, these contracts do not guarantee that they will continue their employment with the Company or that such covenants will be enforceable. The loss of the services of either of these key executives for any reason could have a material adverse effect on the Company's business, operating results and financial condition.

Risk of Preferred Vendor Contracts

  The Company is a party to several "preferred vendor" contracts and is seeking additional similar contracts in order to obtain new or additional business from large or medium-sized clients. Clients enter into these contracts to reduce the number of vendors and obtain better pricing in return for a potential increase in the volume of business to the preferred vendor. While these contracts are expected to generate higher volumes, they generally result in lower margins. Although the Company attempts to lower costs to maintain margins, there can be no assurance that the Company will be able to sustain margins on such contracts. In addition, the failure to be designated a preferred vendor, or the loss of such status, may preclude the Company from providing services to existing or potential clients, except as a subcontractor, which could have a material adverse effect on the Company's business, operating results and financial condition.

Risks Related to Possible Acquisitions

  The Company may expand its operations through the acquisition of additional businesses. There can be no assurance that the Company will be able to identify, acquire or profitably manage additional businesses or successfully integrate any acquired businesses into the Company without substantial expenses, delays or other operational or financial problems. Further, acquisitions may involve a number of special risks, including diversion of management's attention, failure to retain key acquired personnel, unanticipated events or circumstances and legal liabilities and amortization of acquired intangible assets, some or all of which could have a material adverse effect on the Company's business, operating results and financial condition. Client satisfaction or performance problems at a single acquired firm could have a material adverse impact on the reputation of the Company as a whole. In addition, there can be no assurance that acquired businesses, if any, will achieve anticipated revenues and earnings. The Company recently acquired for cash the assets of an Australian IT services company. The failure of the Company to manage its acquisition strategy successfully could have a material adverse effect on the Company's business, operating results and financial condition.

Intellectual Property Rights

  The Company's success depends in part upon certain methodologies and tools it uses in designing, developing and implementing applications systems and other proprietary intellectual property rights. The Company is also developing proprietary conversion tools, specifically tools tailored to address the Year 2000 problem. The Company relies upon a combination of nondisclosure and other contractual arrangements and trade secret, copyright and trademark laws to protect its proprietary rights and the proprietary rights of third parties from whom the Company licenses intellectual property. The Company enters into confidentiality agreements with its employees and limits distribution of proprietary information. There can be no assurance that the steps taken by the Company in this regard will be adequate to deter misappropriation of proprietary information or that the Company will be able to detect unauthorized use and take appropriate steps to enforce its intellectual property rights.

  Although the Company believes that its services do not infringe on the intellectual property rights of others and that it has all rights necessary to utilize the intellectual property employed in its business, the Company is subject to the risk of litigation alleging infringement of third-party intellectual property rights. Any such claims could require the Company to spend significant sums in litigation, pay damages, develop non-infringing intellectual property or acquire licenses to the intellectual property which is the subject of asserted infringement.

Risks Associated With Year 2000 Services

  The Company earned approximately 4% and 9% of its revenues from Year 2000 engagements in the years ended December 31, 1996 and 1997, respectively. The Company expects that it will continue to receive increased revenues from additional Year 2000 engagements in the near term. However, the Company expects that Year 2000 engagements and revenues derived from such engagements will peak prior to calendar year 2000 as companies address their needs. Thereafter, the Company expects that revenues derived from Year 2000 engagements will steadily decline. In the absence of additional revenues from other sources, a decline in such engagements could have a material adverse effect on the Company's business, operating results and financial condition.


Fixed-Price Projects

  The Company undertakes certain projects billed on a fixed-price basis, which is distinguishable from the Company's principal method of billing on a time-and-materials basis. The failure of the Company to complete such projects within budget would expose the Company to risks associated with cost overruns, which could have a material adverse effect on the Company's business, operating results and financial condition.


Potential Liability to Clients

  Many of the Company's engagements involve projects that are critical to the operations of its clients' businesses and provide benefits that may be difficult to quantify. Although the Company attempts to contractually limit its liability for damages arising from errors, mistakes, omissions or negligent acts in rendering its services, there can be no assurance that its attempts to limit liability will be successful. The Company's failure or inability to meet a clients' expectations in the performance of its services could result in a material adverse change to the client's operations and therefore could give rise to claims against the Company or damage the Company's reputation, adversely affecting its business, operating results and financial condition.

ITEM 2:   PROPERTIES

  The Company leases 56,234 square feet of office space in the Pittsburgh suburb of Oakdale, Pennsylvania which serves as its headquarters. The Company's senior management, administrative, personnel, human resources and sales and marketing functions are housed in this facility. This lease expires on May 31, 2001 and provides for two additional options to extend the lease for consecutive five-year terms. The Company is currently exploring leasing additional space at its headquarters and at other locations. The Company has sales offices in Washington, D.C., Dallas and San Francisco.

  The Company has sales offices in several countries in order to develop business internationally. The Company currently leases office space in London, Singapore, Sydney, Brisbane, Amsterdam, Toronto, the Middle East and Tokyo.

  Mascot Systems leases one offshore software development facility totaling approximately 30,000 square feet in Bangalore, India and one recruiting facility totaling approximately 4,200 square feet in Pune, India. These facilities were established by the controlling shareholders to deliver the Company's offshore software development services to the Company's clients worldwide. Mascot Systems intends to lease from the controlling shareholders two additional offshore software development centers. These facilities, totaling 100,000 square feet, are located in Pune and Madras, India, and are scheduled for completion during the first quarter of 1998.


ITEM 3:   Legal Proceedings

  The Company is not a party to any litigation that is expected to have a material adverse effect on the Company or its business.


ITEM 4:   Submission of Matters to a  Vote of  Security Holders

 There were no matters submitted to a vote of shareholders during the fourth quarter of 1997.

PART II

ITEM 5:   MARKET FOR THE REGISTRANT'S COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS

  The Common Stock has been traded on the Nasdaq National Market under the symbol MAST since December 17, 1996. The following table sets forth, for the periods indicated, the range of high and low closing sale prices for the Common Stock as reported on the Nasdaq National Market.


                                                                                     High                    Low
                                                                                     ----                    ---
1996
Fourth Quarter (from December 17, 1996-December 31, 1996)                            $19                    $17 1/8


1997
First Quarter                                                                        $21 7/8                $15
Second Quarter                                                                       $23 3/4                $11 1/2
Third Quarter                                                                        $35                    $22 3/8
Fourth Quarter                                                                       $35                    $23 1/2

   On March 11, 1998, the Company had 71 registered holders of record of the Common Stock.

  The Company intends to retain all of its future earnings to fund growth and the operation of its business, and therefore does not anticipate paying any cash dividends in the foreseeable future. Future cash dividends, if any, will be at the discretion of the Company's Board of Directors and will depend upon, among other things, the Company's future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and such other factors as the Board of Directors may deem relevant. The Company's ability to pay dividends is subject to the requirement of its revolving credit facility with PNC Bank that the Company satisfy certain financial covenants. The Company distributed approximately $6.3 million of the proceeds from the initial public offering to the controlling shareholders as part of the S-corporation termination. See "Management's Discussion and Analysis of Financial Condition and Results of Operations---Liquidity and Capital Resources."

ITEM 6.   SELECTED FINANCIAL DATA

                                                                         Years Ended December 31,
                                                                         -----------------------
                                                                  (In thousands, except per share data)
Income Statement Data:                            1993             1994            1995            1996             1997
 Revenues..................................         $38,709          $70,050        $103,676        $123,400         $195,967
 Gross profit..............................          12,573           20,135          31,262          33,947           60,818
 Income from operations (1)................           2,744           11,349          18,259          12,874           24,596
 Interest and other income (expense), net..             (20)              95             137             (46)           1,414
 Income before income taxes................           2,724           11,444          18,396          12,828           26,010
 Provision for income taxes (2)............              --               --              --           4,136           10,404
                                                    -------          -------        --------        --------         --------
 Net income................................         $ 2,724          $11,444        $ 18,396        $  8,692         $ 15,606

 Basic earnings per common share (3).......                                                                             $0.72
                                                                                                                     ========
 Diluted earnings per common share (3).....                                                                             $0.71
                                                                                                                     ========

 Pro forma income taxes (2)................           1,090            4,578           7,358           4,915
                                                    -------          -------        --------        --------
 Pro forma net income (2)..................         $ 1,634          $ 6,866        $ 11,038        $  3,777
                                                    =======          =======        ========        ========
 Pro forma basic and diluted earnings per
  share (2) (3)............................           $0.09            $0.38           $0.60           $0.20
                                                    =======          =======        ========        ========


 Weighted average common shares (3)........          18,255           18,255          18,255          18,787           21,814
 Diluted average common shares (3).........          18,255           18,255          18,255          18,790           22,050

Balance Sheet Data:                                    1993             1994            1995            1996             1997

 Cash and cash equivalents.................         $ 2,897          $ 4,124        $  3,026        $ 45,997         $ 82,408
 Working capital...........................           5,678           13,745          14,594          49,692          111,992
 Total assets..............................          12,461           22,847          25,754          77,509          149,474
 Total shareholders' equity................           5,972           14,262          15,671          50,759          120,513

(1) Income from operations for the year ended December 31, 1996 reflects a non-recurring charge of $875,000 incurred pursuant to an agreement with an executive to pay, as compensation for past services, an amount equal to the value of 54,600 shares of Common Stock at the initial public offering price of $15 per share. The Company has reflected this payment along with the applicable tax withholdings as a non-recurring charge. For the year ended December 31, 1997, income from operations reflects a non-recurring charge of $518,000 relating to the amortization of deferred compensation for this same executive.

(2) The Company's S-corporation status terminated on December 16, 1996 in connection with the Company's initial public offering of Common Stock, thereby subjecting the Company's income to federal and state taxes at the corporate level. Pro forma net income and pro forma net income per share reflect federal and state taxes (assuming a 40% effective tax rate) as if the Company had been taxed as a C-corporation for all periods presented. See
    Note 10 of Notes to Consolidated Financial Statements for information concerning the computation of pro forma net income per common share. In connection with the Company's conversion from S-corporation status to C-corporation status, the Company recorded a provision for income taxes of $3.9 million in the fourth quarter of 1996.

(3) In the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share." Earnings per share for the pro forma periods were not impacted by the adoption of this Statement. See Note 10 of Notes to Consolidated Financial Statements for information concerning the computation of basic and diluted earnings per common share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this section, the words "anticipate," "believe," "estimate," "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include those discussed in "Risk Factors."

Overview

  Mastech Corporation was incorporated in Pennsylvania on November 12, 1996. Mastech Systems, a Pennsylvania corporation through which the business of the Company has been conducted since its inception in July 1986, is an indirect, wholly owned subsidiary of the Company. In December 1996, Mastech completed the initial public offering of its Common Stock, and in December 1997, completed a secondary offering of its Common Stock. Subsequent to the initial public offering, Mascot Systems and Scott Systems, both of which are corporations organized under the laws of India, became wholly owned subsidiaries of Mastech Systems.

  In December 1997, the Company acquired Asia Pacific Computer Consultants Pty Limited ("Asia Pacific"), a Sydney, Australia-based information technology and telecommunications ("IT & T") services provider. Asia Pacific provides IT&T services covering all major platforms, software and languages. Services range from providing supplemental staff, to complete project management and systems development. Asia Pacific, which has offices in Sydney and Brisbane, was merged with Mastech's existing Australia operations and became a Mastech subsidiary, Mastech Asia Pacific.

  Mastech's revenues are derived from fees paid by clients for professional services. Historically, a substantial majority of the Company's projects have been client-managed. On client-managed projects, Mastech provides professional services as a member of the project team on a time-and-materials basis. The Company recognizes revenues on time-and-materials projects as the services are performed. On Mastech-managed projects, Mastech assumes responsibility for project management and bills the client on a time-and-materials or fixed-price basis. Fixed-price contracts are recognized by the percentage of completion method. Revenues from international operations do not include revenues generated through offshore software development centers on U.S. client engagements.

  Mastech's most significant cost is its personnel expense, which consists primarily of salaries and benefits of the Company's billable personnel. The number of IT professionals assigned to projects may vary depending on the size and duration of each engagement. Moreover, project terminations, completions and scheduling delays may result in periods when personnel are not assigned to active projects. Mastech manages its personnel costs by closely monitoring client needs and basing personnel increases on specific project engagements. While the number of IT professionals may be adjusted to reflect active projects, the Company must maintain a sufficient number of professionals to respond to demand for the Company's services on both existing projects and new engagements.

  While the number of IT professionals may be adjusted to reflect active projects, the Company must maintain a sufficient number of professionals to respond to demand for the Company's services on both existing projects and new engagements. In the first eight months of 1996, the Company experienced a higher than normal rate of employee attrition because the Company was experiencing delays in securing the first stage approval for permanent residency status for some of its professionals. This attrition resulted in increased costs for IT professionals and reduced revenue growth during this period. In response to this attrition problem, the Company increased its U.S. recruiting efforts, enhanced its training programs and worked with the Department of Labor to revise its filing procedures to resolve the delays. As a result of these initiatives, the Company's employee attrition rate returned to normal historical levels in September 1996 and have remained at such levels since that date.

  Since July 1995, the Company has incurred significant incremental expenses to help ensure that the Company has both an adequate number of skilled IT professionals and the infrastructure necessary to sustain the Company's growth. These expenditures were incurred in connection with: (i) the development of additional service offerings, including Year 2000 conversion services and ERP package implementation services; (ii) the establishment of a recruiting division to recruit IT professionals in the U.S. and worldwide; (iii) the opening of foreign sales offices to provide better access to the global market; (iv) the development of three offshore software development centers in India; (v) the hiring of additional managers to support a larger organization; (vi) the relocation of the Company's headquarters to larger, more efficient office space; and (vii) the establishment of a training center to improve the skill levels of new and current employees. While these expenses have increased the Company's selling, general and administrative expenses, the Company believes that the revenues expected to be derived as a result of these expenditures have not yet been fully realized.

Results of Operations

  The following table sets forth for the periods indicated, selected statements of operations data as a percentage of revenues:

                                                                                Years Ended December 31,
                                                                                ------------------------
                                                                         1995               1996             1997
Revenues........................................................        100.0%             100.0%           100.0%
Cost of revenues................................................         69.9               72.5             69.0
                                                                        -----              -----            -----
Gross profit....................................................         30.1               27.5             31.0
Selling, general and administrative expenses (1)................         12.5               17.1             18.4
                                                                        -----              -----            -----
Income from operations..........................................         17.6               10.4             12.6
Interest and other income (expense), net........................          0.1                0.0              0.7
                                                                        -----              -----            -----
Income before income taxes......................................         17.7               10.4             13.3
Provision for income taxes......................................           --                3.4              5.3
                                                                        -----              -----            -----
Net income......................................................         17.7%               7.0%             8.0%
                                                                        =====              =====            =====

(1) Includes non-recurring charges of .7% and .3% of total revenues for the years ended December 31, 1996 and 1997, respectively.


1997 Compared to 1996

  Revenues.   The Company's revenues increased 58.8%, or $72.6 million from
$123.4 million in 1996 to $196.0 million in 1997. This growth in revenues was primarily attributable to successful market penetration by the Company's domestic Enterprise Package Solutions Division, additional services provided to existing clients, engagements with new clients and the Company's continued expansion into international markets. The Company's client base increased from 369 clients in 1996 to 497 clients in 1997. Revenues from the Company's international operations increased from $11.1 million in 1996 to $27.6 million in 1997.

  Gross Profit.   Gross profit consists of revenues less cost of revenues. Cost of revenues consists primarily of salaries and employee benefits for billable IT professionals and the associated travel and relocation costs of these professionals, as well as the cost of the independent contractors used by the Company. Gross profit increased 79.2% from $33.9 million in 1996 to $60.8 million in 1997. Gross profit as a percentage of revenues increased from 27.5% in 1996 to 31.0% in 1997. The primary reasons for the $26.9 million increase were higher margins in the Company's new service areas such as the Enterprise Package Solutions Division and a significant decline in the number of independent contractors used by the Company. Costs associated with the use of independent contractors as a percentage of cost of revenues decreased from 16.3% in 1996 to 7.4% in 1997. The number of IT professionals (including independent contractors) used by the Company increased from 1,529 as of December 31, 1996 to 2,893 as of December 31, 1997.

  Selling, General and Administrative Expenses.   Selling, general and
administrative expenses consist of costs associated with the Company's sales and marketing efforts, executive management, finance and human resource functions, facilities and telecommunication costs and other general overhead expenses. Selling, general and administrative expenses increased 71.9%, or $15.1 million from $21.1 million for 1996 to $36.2 million for 1997. As a percentage of revenues, selling, general and administrative expenses increased from 17.1% for 1996 to 18.4% for 1997. The increase in selling, general and administrative expenses reflects the Company's continued investment in infrastructure and in the initiatives required to implement the Company's marketing strategies. These costs include the development of additional service offerings, the expansion of its global recruiting capabilities, the opening of additional international offices, the establishment of training centers and the continued expansion of its offshore software development centers. In addition, the Company has incurred incremental costs subsequent to the Company's initial public offering.

  Interest and Other Income (Expense), Net.   Other income was $1.4 million for
1997 compared to other expense of $46,000 for 1996. This increase in other income is the result of increased interest income from the investment of the net proceeds from the Company's public offerings of common stock. This increase in interest income was, however, partially offset by an increase in interest expense charged on borrowings outstanding under the Company's revolving credit facilities, principally to support the Company's Indian operations. These borrowings increased the Company's interest expense from $223,000 for 1996 to $504,000 for 1997.

1996 Compared to 1995

  Revenues.   The Company's revenues increased 19.0% from $103.7 million in 1995 to $123.4 million in 1996. This growth in revenues was primarily attributable to additional services provided to existing clients, engagements with new clients and the Company's continued expansion into international markets. The Company's client base increased from 308 clients in 1995 to 369 clients in 1996. Revenues from the Company's international operations increased from $1.4 million in 1995 to $11.1 million in 1996. The Company's revenue growth was limited by higher than normal employee attrition in the first eight months of 1996.

  Gross Profit.   Gross profit increased 8.6% from $31.3 million in 1995 to
$33.9 million in 1996. Gross profit as a percentage of revenues declined from 30.1% in 1995 to 27.5% in 1996. This decrease is directly attributable to an increase in costs for IT professionals, including higher salaries, employee bonuses, relocation expense and an increase in the use of independent contractors, incurred during 1996 as a result of a higher than normal rate of employee attrition. In the first eight months of 1996, the Company experienced this higher than normal rate of employee attrition because the Company was experiencing delays in securing the first-stage approval from the Department of Labor ("DOL") for permanent residency status for some of its professionals.
This attrition resulted in increased costs for IT professionals and reduced revenue growth. In response to this attrition problem, the Company increased its U.S. recruiting efforts, enhanced its training programs and worked with the DOL to revise its filing procedures to resolve the delays. As a result of these initiatives, the Company's employee attrition rate returned to normal historical levels in September 1996. Costs associated with the use of independent contractors as a percentage of cost of revenues increased from 10.1% in 1995 to 16.3% in 1996. The number of IT professionals utilized by the Company (including independent contractors) increased from 1,248 as of December 31, 1995 to 1,529 as of December 31, 1996.

  Selling, General and Administrative Expenses.   Selling, general and
administrative expenses increased 62.1% from $13.0 million in 1995 to $21.1 million in 1996. As a percentage of revenues, selling, general and administrative expenses increased from 12.5% in 1995 to 17.1% in 1996. This increase was primarily attributable to the expenses incurred to build the infrastructure necessary to support the Company's continued revenue growth. In addition to the incremental costs previously mentioned, the Company initiated a sales force recruiting program which resulted in a 50% increase from 1995 to 1996 in the number of sales-related personnel. In the fourth quarter of 1996, the Company recorded a non-recurring charge of $0.9 million related to an executive compensation agreement which provides for, among other things, a cash payment equal to the value of 54,600 shares of Common Stock at the initial public offering.


Liquidity and Capital Resources

  In December 1997, the Company completed the registration of 3,000,000 shares of the Company's common stock for sale to the public. Of this total, 1,800,000 shares were newly issued by the Company, and 1,200,000 shares were sold by selling shareholders. The Company did not receive any part of the proceeds from the sale of shares by the selling shareholders. The net proceeds to the Company of the offering, were $51.3 million, after deducting underwriting discounts, commissions and offering expenses paid by the Company. In addition, the net proceeds to the Company, generated from Mastech's initial public offering in December 1996, were approximately $45.6 million, after deducting underwriting discounts and commissions and offering expenses paid by the Company. The proceeds from both offerings have been temporarily invested in short-term, investment grade, interest bearing securities.

  The Company will use these proceeds to develop new services, to expand existing operations, including offshore software development operations, for possible acquisitions of related businesses, and for general corporate purposes, including working capital. Management currently anticipates that the proceeds from these offerings together with the existing sources of liquidity and cash generated from operations will be sufficient to satisfy its cash needs at least through the next twelve months. During 1997, the Company used the initial public offering proceeds to pay approximately $0.9 million of corporate income taxes related to the termination of its status as an S-corporation. In April 1997, the Company also paid a dividend of approximately $6.3 million of undistributed S-corporation earnings due the controlling shareholders for the periods prior to the Company becoming a public Company.

   Prior to the initial public offering, the Company generally financed its working capital requirements through internally generated funds. Since the initial public offering, the Company has financed its working capital requirements through internally generated funds and with the proceeds from the aforementioned offerings. The Company's financial statements reflect cash flow used by operations of approximately $2.5 million for 1997, and cash flow provided by operations of $11.0 million for 1996. The Company's cash provided by operations prior to the initial public offering does not reflect any income tax expense due to the Company's prior status as an S-corporation. Prior to the initial public offering, the Company made S-corporation distributions to its shareholders and in 1997 made the final S-corporation distributions.

  Capital expenditures for 1996 and 1997 were approximately $3.0 million and $5.7 million, respectively. During 1997, the Company spent approximately $2.7 million on computer and related equipment to support its technical, consulting and administrative functions. The Company also spent approximately $1.3 million in connection with the buildout and other development of the infrastructure for its offshore software development and training facilities in India, and approximately $1.6 million related to the implementation of a new management information system during this period. The estimated remaining cost to license and implement this new software, which is year 2000 compliant, is approximately $2.0 million, a portion of which will be expensed.

  The Company had a revolving credit facility with PNC Bank, National Association. Borrowings under this arrangement were unsecured, were limited to $15.0 million, interest at LIBOR (7.07 % at December 31, 1996), plus 1.0% or the prime rate (8.25% at December 31, 1996) and were payable upon demand. There were no borrowings outstanding under this arrangement as of December 31, 1996. Average outstanding borrowings under this arrangement were $1.4 million and $535,000 for the year ended December 31, 1996 and 1997, respectively.

  Effective May 30, 1997, the Company replaced the above mentioned revolving credit facility with a $25.0 million revolving credit facility with PNC Bank, National Association (the "Facility"). The Facility bears interest at a rate equal to LIBOR plus 1.0% or prime at the Company's option and borrowings are unsecured. The Facility contains certain restrictive covenants and financial ratio requirements which would limit distributions to shareholders and additional borrowings. There were no borrowings outstanding under this arrangement as of December 31, 1997. Average outstanding borrowings under this arrangement were $489,000 for the year ended December 31, 1997.

  As of December 31, 1997, Mascot Systems had aggregate borrowings of approximately $1.7 million outstanding under revolving credit agreements with ICICI Banking Corporation Limited and IndusInd Bank Limited, both of India. Interest rates charged on these borrowings range from 18.75% to 19.25% per year. As of December 31, 1997, there are no additional amounts available for borrowing under these facilities. These borrowings will be repaid by the Company upon approval by the government of India for the repatriation of such funds necessary to repay these obligations.

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

Recently Issued Accounting Standards

  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), the objective of which is to report and disclose a measure of all changes in equity of a company that result from transactions and other economic events of the period other than transactions with owners. SFAS No. 130 is effective for financial statements issued for periods beginning after December 15, 1997. The Company will adopt SFAS No. 130 in 1998.

  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS No. 131), which requires the use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure or any other manner in which management segregates a company. SFAS No. 131 is effective for financial statements issued for periods beginning after December 15, 1997. The Company will adopt SFAS No. 131 in 1998.


Other Matters

  The "Year 2000" issue concerns the potential exposures related to the automated generation of business and financial misinformation resulting from the use of computer programs which have been written using two digits, rather than four, to define the applicable year of business transactions. The Company has evaluated, and is continuing to evaluate, the potential cost associated with becoming Year 2000 compliant. The Company believes that its principal staffing and financial systems, which are licensed from and maintained by third party software development companies, are Year 2000 compliant. The Company is currently in the process of selecting additional staffing and financial systems which management expects to be Year 2000 compliant. Management does not anticipate that the remaining costs associated with assuring that its internal systems will be Year 2000 compliant will be material to its business, operations or financial condition.

  In 1997, the Company initiated a complete risk evaluation and assessment study to determine the preparedness level of customers, vendors, and other service providers for the Year 2000 and the subsequent impact on the Company. The review will be completed in June 1998 and based upon the results of the review, ongoing Year 2000 impact analysis and risk assessment will continue as management deems appropriate. The Company expects to incur internal staff costs as well as consulting and other expenses related to the risk evaluation and assessment project. Cost estimates for the project are not yet available.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company currently does not invest excess funds in derivative financial instruments or other market risk sensitive instruments for the purpose of managing its foreign currency exchange rate risk or for any other purpose.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Financial Statements and Supplementary Data required by this item are filed as part of this Form 10-K. See Index to Consolidated Financial Statements on page 21 of this Form 10-K.

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

  The Company's consolidated financial statements have been audited by Arthur Andersen LLP, independent public accountants, whose report thereon appears on page 22 of this Form 10-K. As part of its audit of the Company's 1997 financial statements, Arthur Andersen LLP considered the Company's system of internal controls to the extent it deemed necessary to determine the nature, timing and extent of its audit tests. Management has made available to Arthur Andersen LLP the Company's financial records and related data.

  The Board of Directors pursues its responsibility for the Company's financial reporting and accounting practices through its Audit Committee, a majority of the members of which are independent directors. The Audit Committee's duties include recommending to the Board of Directors the independent public accountants to audit the Company's financial statements, reviewing the scope and results of the independent public accountants activities and reporting the results of the committee's activities to the Board of Directors. The independent public accountants have met with the Audit Committee with and without the presence of management representatives, to discuss the results of their audit work and their comments on the adequacy of internal accounting controls, and the quality of financial reporting. The independent public accountants have direct access to the Audit Committee.



Sunil Wadhwani
Co-Chairman, Chief Executive Officer and Director



Jeffrey McCandless
Vice President--Finance

March 10, 1998

                              MASTECH CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                       Page
                                                                                                     -------
Report of Independent Public Accountants.........................................................       22

Consolidated Balance Sheets as of December 31, 1996 and 1997.....................................       23

Consolidated Income Statements for the years ended December 31, 1995, 1996 and 1997..............       24

Consolidated Statements of Shareholders' Equity for the years ended
 December 31, 1995, 1996 and 1997................................................................       25

Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1996 and 1997.......       26

Notes to Consolidated Financial Statements.......................................................       27

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders of Mastech Corporation:

  We have audited the accompanying consolidated balance sheets of Mastech Corporation (a Pennsylvania corporation) and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These Financial Statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these Financial Statements based on our audits.

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

  In our opinion, the Financial Statements referred to above present fairly, in all material respects, the financial position of Mastech Corporation and subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                                             ARTHUR ANDERSEN LLP
Pittsburgh, Pennsylvania,
February 4, 1998

                              MASTECH CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                   December 31,             December 31,
                               ASSETS                                                  1996                     1997
                                                                                   ------------             -----------
Current assets:
  Cash and cash equivalents (cost approximates market value)...........                $45,997                 $ 82,408
  Accounts receivable, net of allowance for uncollectible
   accounts.............................................................                23,160                   51,920
  Unbilled receivables.................................................                  1,410                    1,829
  Employee and related party advances..................................                  2,591                    1,777
  Prepaid and other assets.............................................                    601                    1,309
                                                                                       -------                 --------
    Total current assets.................................................               73,759                  139,243
                                                                                       -------                 --------
Equipment and leasehold improvements, at cost:
  Equipment............................................................                  3,932                    9,192
  Leasehold improvements...............................................                    736                      888
                                                                                       -------                 --------
                                                                                         4,668                   10,080
  Less--Accumulated depreciation.......................................                   (918)                  (1,772)
                                                                                       -------                 --------
    Net equipment and leasehold improvements.............................                3,750                    8,308
                                                                                       -------                 --------

Intangible assets, net                                                                      --                    1,923
                                                                                       -------                 --------
    Total assets.........................................................              $77,509                 $149,474
                                                                                       =======                 ========

                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Revolving credit facility (Note 4)...................................                $ 2,077                 $  1,721
  Accounts payable.....................................................                  3,934                    4,342
  Accrued payroll and related costs....................................                  8,898                   17,088
  Other accrued liabilities............................................                  1,089                    2,342
  S-corporation dividend payable (Note 12).............................                  6,500                       --
  Deferred revenue.....................................................                    116                      127
  Deferred income taxes................................................                  1,200                       46
  Accrued income taxes.................................................                    253                    1,585
                                                                                       -------                 --------
    Total current liabilities............................................               24,067                   27,251
                                                                                       -------                 --------

Deferred income taxes................................................                    2,683                    1,710
Commitments (Note 6)
Shareholders' equity:
  Preferred stock, without par value: 20,000,000 shares
   authorized, no shares outstanding....................................                    --                       --
  Common stock, par value $0.01 per share: 100,000,000 shares authorized, 21,654,600 and 23,583,400 shares
   issued and outstanding, respectively (Note 9)........................                   217                      236
  Additional paid-in capital...........................................                 51,168                  105,390
  Retained earnings....................................................                    197                   15,803
  Deferred compensation (Note 9).......................................                   (776)                    (258)
  Currency translation adjustment......................................                    (47)                    (658)
                                                                                       -------                 --------
    Total shareholders' equity...........................................               50,759                  120,513
                                                                                       -------                 --------
    Total liabilities and shareholders' equity...........................              $77,509                 $149,474
                                                                                       =======                 ========

  The accompanying notes are an integral part of these consolidated financial statements.

                              MASTECH CORPORATION

                        CONSOLIDATED INCOME STATEMENTS
                 (Dollars in thousands, except per share data)

                                                                           Year Ended December 31,
                                                       ---------------------------------------------------------------
                                                              1995                  1996                  1997
Revenues.............................................            $103,676              $123,400              $195,967
Cost of revenues.....................................              72,414                89,453               135,149
                                                                 --------              --------              --------
Gross profit.........................................              31,262                33,947                60,818
Selling, general and administrative expenses.........              13,003                20,198                35,704
Non-recurring charge (Note 8)........................                  --                   875                   518
                                                                 --------              --------              --------
Income from operations...............................              18,259                12,874                24,596
Interest (income) expense, net.......................                (164)                   43                (1,414)
Minority interest in net income of subsidiaries......                  27                     3                    --
                                                                 --------              --------              --------
Income before income taxes...........................              18,396                12,828                26,010
Provision (credit) for income taxes
  Current............................................                  --                   253                11,259
  Deferred...........................................                  --                   (17)                 (855)
  Termination of S corporation status................                  --                 3,900                    --
                                                                 --------              --------              --------
    Provision for income taxes.......................                  --                 4,136                10,404
                                                                 --------              --------              --------
Net income...........................................            $ 18,396              $  8,692              $ 15,606
                                                                 ========              ========              ========

Basic earnings per common share......................                                                           $0.72
                                                                                                             ========
Diluted earnings per common share....................                                                           $0.71
                                                                                                             ========


                                                         Pro Forma Information--(Unaudited)
                                                       ---------------------------------------
                                                              1995                  1996
Net income...........................................            $18,396               $ 8,692
Pro forma income taxes...............................              7,358                 4,915
                                                                 -------               -------
Pro forma net income.................................            $11,038               $ 3,777
                                                                 =======               =======
Pro forma basic and diluted earnings per
   common share................                                  $  0.60               $  0.20
                                                                 =======               =======




  The accompanying notes are an integral part of these consolidated financial statements.

                              MASTECH CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (Dollars in thousands)

                                                           Additional                              Currency        Total
                                                            Paid-in    Retained     Deferred     Translation   Shareholders'
                                        Common Stock        Capital    Earnings   Compensation    Adjustment       Equity
                                     -------------------
                                      Shares    Par Value
Balance, December 31, 1994........  18,200,000       $182    $    106  $ 13,975          $  --         $  (1)       $ 14,262

  Net income......................          --         --          --    18,396             --            --          18,396
  Dividends.......................          --         --          --   (16,987)            --            --         (16,987)
                                    ----------       ----    --------  --------          -----         -----        --------
Balance, December 31, 1995........  18,200,000        182         106    15,384             --            (1)         15,671

  Net income......................          --         --          --     8,692             --            --           8,692
  Dividends.......................          --         --          --   (19,045)            --            --         (19,045)
  Issuance of common
    stock.........................   3,400,000         34      50,216    (4,644)            --            --          45,606
  Disproportionate
    dividend (Note 11)............          --         --          --      (190)            --            --            (190)
  Acquisition of minority
    interest in Scott
    Systems.......................          --         --          28        --             --            --              28
  Restricted stock award..........      54,600          1         818        --           (819)           --              --
  Amortization of deferred
    compensation..................          --         --          --        --             43            --              43
  Currency translation
    adjustment....................          --         --          --        --             --           (46)            (46)
                                    ----------       ----    --------  --------          -----         -----        --------
Balance, December 31, 1996........  21,654,600        217      51,168       197           (776)          (47)         50,759

  Net income......................          --         --          --    15,606             --            --          15,606
  Reduction of previously
    authorized S-corpora-
    tion dividend.................          --         --         162        --             --            --             162
  Issuance of common
    stock.........................   1,800,000         18      51,246        --             --            --          51,264
  Amortization of deferred
    compensation..................          --         --          --        --            518            --             518
  Exercise of stock
    options.......................     128,800          1       2,814        --             --            --           2,815
  Currency translation
    adjustment....................          --         --          --        --             --          (611)           (611)
                                    ----------       ----    --------  --------          -----         -----        --------
Balance, December 31, 1997          23,583,400       $236    $105,390  $ 15,803          $(258)        $(658)       $120,513
                                    ==========       ====    ========  ========          =====         =====        ========



  The accompanying notes are an integral part of these consolidated financial statements.

                              MASTECH CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                             Year Ended December 31,
                                                                             -----------------------
                                                                 1995                 1996                 1997
Cash Flow From Operations
  Net income............................................       $ 18,396             $  8,692             $ 15,606
  Adjustments to reconcile net income to cash
    provided by operations:
     Depreciation and amortization......................            206                  354                1,373
     Allowance for uncollectible accounts...............            200                  175                  365
     Minority interest..................................             28                  (54)                  --
     Deferred income taxes, net.........................             --                3,883               (2,127)
     Amortization of deferred compensation..............             --                   43                  518
  Working capital items:
     Accounts receivable and unbilled
       receivables......................................         (3,743)              (4,095)             (29,544)
     Employee and related party advances................            479               (2,065)                 814
     Prepaid and other assets...........................           (353)                (180)                (708)
     Accounts payable...................................           (713)               2,522                  408
     Accrued and other current liabilities..............          2,183                1,739               10,786
                                                               --------             --------             --------
     Net cash flow from operations......................         16,683               11,014               (2,509)
                                                               --------             --------             --------
Investing Activities:
  Additions to equipment and leasehold
    improvements........................................           (794)              (2,973)              (5,700)
  Acquisitions, net of cash acquired....................             --                   28               (2,154)
                                                               --------             --------             --------
     Net cash flow from investing activities............           (794)              (2,945)              (7,854)
                                                               --------             --------             --------
Financing Activities:
  Net borrowings (payments) under
    revolving credit facility...........................             --                2,077                 (356)
  Net proceeds from issuance of common stock............             --               45,606               51,264
  Proceeds from exercise of stock options...............             --                   --                2,815
  Dividends paid........................................        (16,987)             (12,735)              (6,338)
                                                               --------             --------             --------
     Net cash flow from financing activities............        (16,987)              34,948               47,385
                                                               --------             --------             --------
Effect of currency translation on cash..................             --                  (46)                (611)
Net change in cash and cash equivalents.................         (1,098)              42,971               36,411
Cash and cash equivalents, beginning of period..........          4,124                3,026               45,997
                                                               --------             --------             --------
Cash and cash equivalents, end of period................       $  3,026             $ 45,997             $ 82,408
                                                               ========             ========             ========

Supplemental disclosure:
  Cash payments for interest............................       $      3             $    223             $    504
  Cash payments for income taxes........................       $     --             $     --             $  8,684



  The accompanying notes are an integral part of these consolidated financial statements.

                              MASTECH CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Operations:

  In conjunction with the closing of its initial public offering on December 16, 1996, Mastech Systems Corporation, the entity through which the business of the Company had been conducted since its inception in July 1986, became an indirect, wholly owned subsidiary of Mastech Corporation ("Mastech" or the "Company"), which was incorporated in Pennsylvania on November 12, 1996.

  Mastech is a worldwide provider of information technology ("IT") services to large and medium-sized organizations. Mastech provides its clients with a single source for a broad range of applications solutions and services, including client/server design and development, conversion/migration services, Year 2000 services, Enterprise Resource Planning ("ERP") package implementation services, Internet/intranet services and applications maintenance outsourcing. These services are provided in a variety of computing environments and use leading technologies, including client/server architectures, object-oriented programming languages and tools, distributed database management systems and the latest networking and communications technologies. To enhance its services, Mastech has formed business alliances with leading software companies such as Baan, Oracle and PeopleSoft. In addition, the Company has developed its own proprietary methodologies and tools, under the name SmartAPPS, that enhance the productivity of the Company's Year 2000 and other services.

  Mascot Systems Pvt, Ltd. ("Mascot"), a wholly owned foreign subsidiary, was acquired upon the closing of the Company's initial public offering. Mascot is currently operating one and constructing two other offshore software development centers in the cities of Bangalore, Pune and Madras, India, respectively. Mascot's current operations serve as Mastech's single source for offshore software development. Also, during 1996, SWAT Systems Corporation, a Pennsylvania corporation ("SWAT"), was merged with and into Mastech Systems resulting in SWAT's wholly owned subsidiary, Scott Systems Pvt, Ltd.
("Scott"), an India-based corporation, becoming a wholly owned subsidiary of Mastech Systems. Scott provides IT professional recruiting and training services. As of December 31, 1997, all of Mascot, SWAT and Scott's revenues were derived from services provided to Mastech Systems. These transactions are described in Note 11.

  In December 1997, the Company acquired the assets of Asia Pacific Computer Consultants Pty Limited (Asia Pacific), a Sydney, Australia-based information technology and telecommunications (IT & T) services provider. Asia Pacific provides IT&T services covering all major platforms, software and languages. Services range from providing supplemental staff, to complete project management and systems development. The operations of Asia Pacific, which has offices in Sydney and Brisbane, were merged with Mastech's existing Australia operations and became a Mastech subsidiary, Mastech Asia Pacific.

2.  Summary of Significant Accounting Policies:

  The accompanying Consolidated Financial Statements reflect the application of the following significant accounting policies:

Principles of Consolidation

  The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

Accounts Receivable

  The Company extends credit to clients based upon management's assessment of their creditworthiness. Substantially all of the Company's revenues (and the resulting accounts receivable) are from large companies, major systems integrators and governmental agencies. The allowance for uncollectible accounts was approximately $500,000, $675,000 and $1,040,000 as of December 31, 1995,
1996 and 1997, respectively.

                              MASTECH CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 Revenue Recognition

  The Company recognizes revenue on time-and-materials contracts as the services are performed for clients. Revenues on fixed-price contracts are recognized using the percentage of completion method. Percentage of completion is determined by relating the actual cost of work performed to date to the estimated total cost for each contract. If the estimate indicates a loss on a particular contract, a provision is made for the entire estimated loss without reference to the percentage of completion. Changes in job performance, conditions and estimated profitability may result in revisions to costs and revenues and are recognized in the period in which the changes are identified.

 Depreciation and Amortization

  The Company provides for depreciation using the straight-line method in amounts which allocate the costs of equipment over their estimated useful lives of five to seven years, and leasehold improvements over the shorter of the life of the improvement or of the underlying lease term.

  Intangible assets, which include the excess of cost over net assets acquired, are amortized using the straight-line method over periods ranging from 5 to 30 years. The Company assesses the recoverability of goodwill by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows. The Company believes that the carrying amount of these intangible assets will be realizable over their respective amortization periods.

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

  Mastech Systems has loans outstanding from Mascot Systems which have been eliminated in the accompanying consolidated balance sheet as of December 31, 1997. The terms of the loans provide for the scheduled repayment of principal and accrued interest in fiscal years 2001 through 2005. However, the Company considers these loans permanently reinvested, and therefore has recorded the related foreign transaction gains and losses in the currency translation adjustment as of December 31, 1997.

 Income Taxes

  The Company provides for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109. Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities.

  Prior to its initial public offering, the Company elected to be taxed under Subchapter S of the Internal Revenue Code of 1986, as amended ("S-Corporation") for income tax purposes. Accordingly, the income of the Company was reported on the individual income tax returns of its shareholders. Therefore, the financial statements do not include a provision for income taxes related to income prior to the closing of the initial public offering.

                               MASTECH CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  The Company's S-corporation status terminated in connection with the Company's initial public offering, thereby subjecting the Company's income to federal and state income taxes at the corporate level. Due to temporary differences in recognition of revenues and expenses at the time of the initial public offering, income for financial reporting purposes exceeded income for income tax purposes. Accordingly, the application of the provisions of SFAS No. 109, "Accounting for Income Taxes" resulted in the recognition of deferred tax liabilities (and a corresponding one-time charge to expense) of $3.9 million as of the date the S-corporation was terminated. The majority of this tax provision will be paid through the year 2000.

  In the recent past, the government of India has provided incentives, in the form of tax holidays, to encourage foreign investment. The Company's operations in India is eligible for a tax holiday for a five year period beginning in 1997.

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

  The majority of the Company's projects with customers, including those related to year 2000 conversion, generally provide that the Company will supply consultants to perform agreed-upon procedures under the customer's supervision. The Company's responsibility under these agreements with respect to each application is subject to satisfactory acceptance testing of such procedures within a limited, specified period of time. At this time, the Company is unable to quantify the potential risk to the Company related to year 2000 conversions from future claims in the event that certain year 2000 applications are not converted or do not perform in accordance with mutually agreed-upon acceptance criteria in the year 2000, which is beyond the limited, specific period of time set forth in the agreements. Nonetheless, management does not believe that claims that may arise as a result of the above will have a significant impact on either the financial position or the results of operations of the Company.

  The Company is a party to several "preferred vendor" contracts and is seeking additional similar contracts in order to obtain new or additional business from large or medium-sized clients. While these contracts are expected to generate higher volumes, they generally result in lower margins. Although the Company attempts to lower costs to maintain margins, there can be no assurance that the Company will be able to sustain margins on such contracts. In addition, the failure to be designated a preferred vendor, or the loss of such status, may preclude the Company from providing services to existing or potential clients, except as a subcontractor. Nonetheless, management does not believe that claims that may arise as a result of the above will have a significant impact on either the financial position or the results of operations of the Company.

  In 1997, the Company initiated a complete risk evaluation and assessment study to determine the preparedness level of customers, vendors, and other service providers for the Year 2000 and the subsequent impact on the Company. The review will be completed in June 1998 and based upon the results of the review, ongoing Year 2000 impact analysis and risk assessment will continue as management deems appropriate. The Company expects to incur internal staff costs as well as consulting and other expenses related to the risk evaluation and assessment project. Cost estimates for the project are not yet available.

 Financial Instruments

  The fair values and carrying amounts of the Company's financial instruments, primarily accounts receivable and payable, are approximately equivalent. The financial instruments are classified as current and will be liquidated within the next operating cycle.

 Pro Forma Information (Unaudited):

  The pro forma adjustments for income taxes included in the accompanying consolidated income statements are based upon the statutory rates in effect for C-corporations during the periods presented.

Reclassifications

  Certain reclassifications have been made to the Company's 1995 and 1996 financial statements to conform to current year presentation.

                              MASTECH CORPORATION

3.    Income Taxes

  The components of the provision (benefit) for income taxes for the years ended December 31, 1996 and 1997 are as follows:

                                                                                       December 31,    December 31,
                                                                                           1996            1997
                                                                                       -------------  --------------
                                                                                          (Dollars in Thousands)
Current provision--
 Federal  .........................................................................          $  216         $ 9,312
 State    .........................................................................              --           1,577
 Foreign  .........................................................................              37             370
                                                                                             ------         -------
     Total current provision  .....................................................             253          11,259

Deferred provision (credit)--
 Federal  .........................................................................             (17)           (700)
 State    .........................................................................              --            (155)
 Termination of S-corporation status  .............................................           3,900              --
                                                                                             ------         -------
     Total deferred provision (credit).............................................           3,883            (855)
Total provision for income taxes  .................................................          $4,136         $10,404
                                                                                             ======         =======

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes for the year ended December 31, 1997 follows:

                                                                                            December 31, 1997
                                                                                         (Dollars in Thousands)
                                                                                    -------------------------------
Income taxes computed at the federal statutory rate.................................           35.0%        $ 9,104
State income taxes, net of federal  benefit.........................................            3.6%            924

Other, net..........................................................................            1.4%            376
                                                                                               ----         -------
Provision for income taxes..........................................................           40.0%        $10,404
                                                                                               ----         =======

  The Company's S-corporation status terminated in connection with the Company's initial public offering, thereby subjecting the Company's income to federal and state income taxes at the corporate level.

  Prior to the initial public offering, the Company elected Subchapter S-corporation status for income tax purposes. Accordingly, the income of the Company was reported on the individual income tax returns of its shareholders. The financial statements, therefore, do not include a provision for income taxes prior to the closing of the initial public offering.

                               MASTECH CORPORATION

  The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes for the 15 day C-corporation period ended December 31, 1996 follows. Due to the S to C-corporation conversion, a reconciliation of the effective tax rate expressed in percentages is not meaningful for 1996.

                                                                                         December 31, 1996
                                                                                       (Dollars in Thousands)
                                                                                    --------------------------
C-corporation income before taxes for the 15 day period ended December 31, 1996.....         $  413
Net taxable temporary differences...................................................              4
Current portion of S-corporation deferred revenue...................................            123
                                                                                             ------
Book taxable income as a C-corporation..............................................            540
Income taxes computed at the federal statutory rate.................................            216
Provision for change in tax status to C-corporation.................................          3,900
Other, net..........................................................................             20
                                                                                             ------
Provision for income taxes..........................................................         $4,136
                                                                                             ======


The components of the deferred tax assets and liabilities are as follows:

                                                                                       December 31,  December 31,
                                                                                           1996          1997
                                                                                       ------------  -------------
                                                                                         (Dollars in Thousands)
Deferred tax assets
 Allowance for doubtful accounts and employee advances.......................               $            $   (304)
 Accrued vacation............................................................                    --          (418)
 Foreign tax credit carryforward.............................................                    --          (225)
 Other.......................................................................                    --          (328)
                                                                                             ------       -------
                                                                                                           (1,275)
                                                                                             ------       -------
Deferred tax liabilities
 S-corporation deferred revenue..............................................                 3,595         2,345
 Other.......................................................................                   288           686
                                                                                             ------       -------
Total deferred tax liability.................................................                $3,883       $ 3,031
                                                                                             ======       =======
Net current liability........................................................                $1,200       $    46
Net long-term liability......................................................                 2,683         1,710
                                                                                             ------       -------
                                                                                             $3,883       $ 1,756
                                                                                             ======       =======

   The foreign tax credit carryforwards of $225,000 recognized as of December 31, 1997 expire during fiscal year 2002.

4.    Revolving Credit Facility:

  The Company had a revolving credit facility with a bank. Borrowings under this arrangement were unsecured, were limited to $15.0 million, bore interest at LIBOR, (7.07 % at December 31, 1996), plus 1.0% or the prime rate (8.25% at December 31, 1996) and were payable upon demand. There were no borrowings outstanding under this arrangement as of December 31, 1996. Average outstanding borrowings under this arrangement were $1.4 million and $535,000 for the year ended December 31, 1996 and 1997, respectively.

  Effective May 30, 1997, the Company replaced the above mentioned revolving credit facility with a $25.0 million revolving credit facility with a bank
(the "Facility"). The Facility bears interest at a rate equal to LIBOR plus 1.0% or prime at the Company's option and borrowings are unsecured. The Facility contains certain restrictive covenants and financial ratio requirements which would limit distributions to shareholders and additional borrowings. There were no borrowings outstanding under this arrangement as of December 31, 1997. Average outstanding borrowings under this arrangement were $489,000 for the year ended December 31, 1997.

                               MASTECH CORPORATION

  As of December 31, 1996 and 1997, Mascot Systems had borrowings outstanding under revolving credit agreements with ICICI Banking Corporation Limited and IndusInd Bank Limited, both of India. Borrowings under these facilities are secured by deposits of the controlling shareholders of the Company. Of the $2.1 million and $1.7 million borrowed and outstanding under these agreements at December 31, 1996 and 1997, respectively, the following interest rates apply:

                                 (Dollars in Thousands)
            December 31, 1996                             December 31, 1997
------------------------------------------     ---------------------------------------
                           Annual Interest                             Annual Interest
          Amount Borrowed             Rate          Amount Borrowed               Rate
                   $  995           18.75%                   $1,484             16.35%
                    1,082           19.25%                      237             19.25%
                   ------                                    ------
                   $2,077                                    $1,721
                   ------                                    ======

  These borrowings will be repaid by the Company upon approval by the government of India for the repatriation of such funds necessary to repay these obligations.


5.  Related Party Transactions:

  As an S-corporation, the net income of the Company was attributed, for federal (and some state) income tax purposes, directly to the Company's shareholders rather than to the Company. During 1996 and 1997, the Company had from time to time paid the corresponding income taxes due on these amounts on behalf of the controlling shareholders in the form of interest-free advances which were later repaid. The highest aggregate amounts of advances outstanding to one of the controlling shareholders and his Qualified Subchapter S Trust during 1996 and 1997 were approximately $1,682,000 and $96,000, respectively. The highest aggregate amounts of advances outstanding to the other controlling shareholder and his Qualified Subchapter S Trust during 1996 and 1997 were approximately $1,682,000 and $158,000, respectively

  Mascot Systems leases from the controlling shareholders the office space for the offshore software development facilities in Bangalore, India. The acquisition of the real estate and the construction of this office building (but not the buildout of the office space) was financed entirely by the controlling shareholders out of personal funds. Specifically, Mascot Systems leases approximately 4,200 square feet of office space on one floor of an office building located in Bangalore which is owned by the controlling shareholders. The lease has a one-year term expiring in March 1998, and the rent is approximately $7,000 per year. Mascot Systems also leases a 30,000-square-foot office building located in Bangalore from the controlling shareholders. This lease has a five-year term expiring in October 2001, and the annual rent is approximately $110,000 per year. The offshore software development facilities located in Pune and Madras, India are scheduled to be operational sometime during the first quarter of 1998. Mascot Systems expects to enter into two additional leases with the controlling shareholders for these facilities. The facility in Pune is a 35,000-square-foot office building, and the facility in Madras is a 65,000-square-foot office building. See also Note 11.

  Scott Systems leases, for its training facilities, approximately 2,100 square feet of office space on one floor of an office building located in Mumbai (Bombay, India). The leased space is divided into five separately owned suites owned individually by the controlling shareholders. The leases have a one-year term expiring in April 1998, and the aggregate rent is $20,000 per year. Scott Systems also leases further office space of approximately 900 square feet on another floor in the same office building which is owned by the controlling shareholders. The lease has a one-year term expiring in October 1998, and the rent is $6,000 per year. Scott Systems also leases a portion of the Pune facility from the controlling shareholders. This lease covers 7,500 square feet and has a three year term expiring in September 2000. The rent is $26,000 per year. See also Note 11.

  The Company had loans outstanding from the Company's controlling shareholders of $16,000 and $0 as of December 31, 1996 and 1997, respectively. These loans are included in accounts payable in the consolidated balance sheets.

                              MASTECH CORPORATION

6.  Commitments:

  The Company rents certain office facilities and equipment under noncancelable operating leases which provide for the following future minimum rental payments as of December 31, 1997:

                                       (Dollars in
                                         Thousands)
    Period ending December 31             Amount
               1998                       $1,424
               1999                        1,216
               2000                          562
               2001                            2
            Thereafter                        --
                                          ------
              Total                       $3,204
                                          ======

  Rental expense was approximately $500,000, $778,000 and $1,247,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

  The Company has employment agreements with its controlling shareholders and certain of its executive officers which provide generally for specified minimum salaries and bonuses based upon the Company's performance.


7.  Employee Benefit Plans:

  The Company sponsors a 401(k) benefit plan. Eligible employees, as defined in
the plan, may contribute up to 15% of eligible compensation, as defined.   The
Company does not contribute to this plan.


8.   Non-recurring Charges:

  In October 1996, the Company entered into an agreement with an executive pursuant to which the Company agreed to pay this individual, as compensation for past services, an amount equal to the value of 109,200 shares of Common Stock at the initial public offering price of $15 per share. One-half of this payment was made in cash, at the election of the executive, on December 16, 1996. The remaining half of this obligation was satisfied on December 16, 1996 via the issuance of 54,600 shares of restricted Common Stock, as described in Note 9. The Company has reflected the cash payment along with the applicable tax withholdings as a non-recurring charge in the accompanying consolidated statements of income for the year ended December 31, 1996.

  For the year ended December 31, 1997, the Company has reflected the amortization of deferred compensation for this same executive as a non-recurring charge in the accompanying consolidated statements of income.

9.   Stock-Based Compensation and Restricted Stock Award:

  Effective December 16, 1996, the Company adopted the 1996 Stock Incentive Plan (the "Plan") for directors, executive management and key personnel. The Plan provides for the issuance of up to 2,160,000 stock-based incentive awards at the market value of the stock at the date of grant. The Company accounts for the Plan under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Had compensation costs for the Plan been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), net income for the year ended December 31, 1996 would have been reduced by $12,000 and there would have been no impact on pro forma basic and diluted earnings per common share for the same period. For the year ended December 31, 1997, the impact of SFAS No. 123 would have reduced net income and basic and diluted earnings per share by approximately $1.3 million or $0.06 per share, respectively.

                              MASTECH CORPORATION

  During 1996 and 1997, options covering a total of 845,550 and 410,050 shares, respectively, of Common Stock were granted under the Plan. Options expire 10 years from the date of grant or earlier if an option holder ceases to be employed by the Company for any reason. A summary of stock option activity follows:

                                                    December 31, 1997             December 31, 1996
                                              -----------------------------  ---------------------------
                                                           Weighted Average             Weighted Average
                                                           ----------------   Options   ----------------
                                                Options     Exercise Price   ---------   Exercise Price
Number of Shares                              -----------  ----------------             ----------------
----------------
Options outstanding, beginning of period....      845,550            $15.00         --                --
Granted.....................................      410,050            $19.52    845,550            $15.00
Exercised...................................      128,800            $15.00         --                --
Lapsed and forfeited........................       59,500            $15.00         --                --
                                                ---------            ------    -------            ------
Options outstanding, end of period..........    1,067,300            $16.74    845,550            $15.00
                                                ---------            ------    -------            ------
Options exercisable, end of period..........      106,032            $15.00         --                --
                                                ---------            ------    -------            ------

Stock options outstanding at December 31, 1997:

                                              Options Outstanding                         Options Exercisable
                         ----------------------------------------------------------     -----------------------
                                                Weighted
                                            ---------------
  Range of                                 Average Remaining       Weighted Average                   Weighted
  --------                              -----------------------    ----------------                   --------
Exercise Prices           Options       Contractual Life (Years)    Exercise Price      Options       Average
---------------          --------       ------------------------    --------------      -------       -------
                                                                                                   Exercise Price
                                                                                                   --------------
        $15.00            703,800                  9.24                $15.00           106,032          $15.00
        $16.13             55,000                  9.44                $16.13                --              --
        $18.00            225,000                  9.67                $18.00                --              --
        $24.38             35,000                  9.81                $24.38                --              --
        $26.00              3,500                  9.85                $26.00                --              --
        $31.38             25,000                 10.00                $31.38                --              --
        $31.75              2,000                  9.99                $31.75                --              --
        $32.25             18,000                  9.99                $32.25                --              --
                        ---------                 -----                ------           -------  --------------

                        1,067,300                  9.39                $16.74           106,032          $15.00
                        =========                 =====                ======           =======  ==============

Stock options outstanding at December 31, 1996:



                                              Options Outstanding                         Options Exercisable
                         ----------------------------------------------------------     -----------------------
                                                Weighted
                                            ---------------
  Range of                                 Average Remaining       Weighted Average               Weighted Average
  --------                              -----------------------    ----------------               ---------------
Exercise Prices           Options       Contractual Life (Years)    Exercise Price      Options    Exercise Price
---------------          --------       ------------------------    --------------      -------    --------------
       $15.00              845,550                        10.00             $15.00            --               --


                                                                                        Stock Option
                                                                                               Price
                     Summary of Stock Options
Weighted average fair value of options granted during 1996*.......                            $5.86
                                                                                              =====
Weighted average fair value of options granted during 1997*.......                            $5.20
                                                                                              =====

                              MASTECH CORPORATION

*The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                         1996           1997
Risk free interest rate........................................          6.2%           6.5%
Expected dividend yield........................................          0.0%           0.0%
Expected life of options.......................................        6 yrs.         5 yrs.
Expected volatility rate.......................................         24.5%          33.0%

  There were 1,314,450 and 963,900 reserved for future grants under the 1996 Stock Option Plan at December 31, 1996 and 1997, respectively.

  Effective December 16, 1996, the Company entered into an employment agreement with an executive that included the granting of 54,600 shares of restricted common stock. During the restricted period (from December 16, 1996 to June 30,
1998), the restricted stock vests ratably and daily. The agreement provides for partial awards and forfeitures under various circumstances. At December 31, 1996 and 1997, the Company's consolidated balance sheet reflects deferred compensation of $776,000 and $258,000, respectively, related to this award, as an offset to shareholders' equity. Compensation expense of $43,000 and $518,000 related to the vesting of restricted shares during 1996 and 1997, respectively, has been recorded in the Company's consolidated income statement.


10.  Earnings per Common Share:

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128), which establishes new standards for computing and presenting earnings per share. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company adopted SFAS No. 128 during 1997. Earnings per share for the pro forma periods were not impacted by the adoption of SFAS No. 128.

  Basic pro forma net income per common share and earnings per common share is calculated by dividing pro forma net income and net income, respectively, by the weighted average number of common shares outstanding during the year. Diluted pro forma net income per common share and earnings per common share is calculated by dividing pro forma net income and net income, respectively, by the weighted average number of shares of common stock outstanding adjusted for the assumed conversion of all dilutive securities.

  The 1996 diluted shares outstanding, as calculated below, also includes 393,462 common shares, which represents the number of shares, when multiplied by the initial public offering price, would have been sufficient to replace the capital in excess of earnings withdrawn as dividends during the period.

                               MASTECH CORPORATION

The following table sets forth the computation of earnings per share for the periods indicated:

                                                                 (Dollars in thousands, except per share data)
                                                                             Year ended December 31,
                                                      ----------------------------------------------------------------------
                                                               1995                      1996                   1997
                                                            (Pro forma)              (Pro forma)
Basic earnings per share
 Net income                                                      $    11,038               $     3,777           $    15,606

Divided by:
 Weighted average common shares                                   18,254,600                18,787,062            21,814,014
                                                                 -----------               -----------           -----------
Basic earnings per share                                               $0.60                     $0.20                 $0.72
                                                                       =====                     =====                 =====

Diluted earnings per share
 Net income                                                      $    11,038               $     3,777           $    15,606

Divided by the sum of:
 Weighted average common shares                                   18,254,600                18,787,062            21,814,014
 Dilutive effect of common stock equivalents                                                     3,200               235,753
                                                                 -----------               -----------           -----------
 Diluted average common shares                                    18,254,600                18,790,262            22,049,767
                                                                 -----------               -----------           -----------
Diluted earnings per share                                             $0.60                     $0.20                 $0.71
                                                                       =====                     =====                 =====

11.    Business Acquisitions:

  In December 1997, the Company acquired Asia Pacific Computer Consultants Pty Limited (Asia Pacific), a Sydney, Australia-based information technology and telecommunications (IT & T) services provider. Asia Pacific was merged with Mastech's existing Australia operations and became a Mastech subsidiary, Mastech Asia-Pacific. In addition to an initial payment, a contingent future payment, if required, will be made in accordance with a calculation involving the earnings before interest of Asia Pacific, as defined, for each of the years ended December 31, 1998 and 1999.


12.  S-Corporation Dividend:

  In December 1996, the Company's Board of Directors declared an S-corporation dividend to former S-corporation shareholders in an aggregate amount representing the estimated amount of all undistributed earnings of the Company taxed or taxable to its shareholders through December 16, 1996 (the "S-corporation Dividend"). The S-corporation Dividend is recorded in the accompanying consolidated balance sheets at December 31, 1996 in the amount of $6.5 million. The S-corporation Dividend was paid in the amount of $6.3 million in 1997 with the difference being recognized as an increase in additional paid-in capital as shown in the accompanying consolidated statements of shareholders' equity.

                              MASTECH CORPORATION

13. Business Segment Information:

  The Company is predominantly engaged in providing information technology services to large organizations. The following is information about the Company's operations by geographical area.



                                                                                December 31
-----------------------------------------------------------------------------------------------------------
(Dollars in Thousands)                                                 1995            1996          1997
-----------------------------------------------------------------------------------------------------------
Revenues-
 United States                                                       $102,248        $112,308      $168,357
 Foreign  (including inter-geographic
  revenues of  $565, $1,706 and
  $4,825 for the years 1995, 1996 and 1997,
  respectively)                                                         1,993          12,798        32,435


 Adjustments and eliminations                                            (565)         (1,706)       (4,825)
-----------------------------------------------------------------------------------------------------------
 Consolidated                                                        $103,676        $123,400      $195,967
===========================================================================================================

Operating Income (Loss)-
 United States                                                       $ 18,713        $ 11,554      $ 21,232
 Foreign                                                                 (454)          1,320         3,364
                                                                     --------        --------      --------
  Consolidated                                                         18,259          12,874        24,596
-----------------------------------------------------------------------------------------------------------
Other income (expenses), net, including
  interest and general corporate expenses                                 137             (46)        1,414
-----------------------------------------------------------------------------------------------------------
  Income before income taxes                                         $ 18,396        $ 12,828      $ 26,010
===========================================================================================================
Identifiable assets-
  United States                                                      $ 24,780        $ 74,146      $129,817
  Foreign                                                                 974           3,363        19,657
-----------------------------------------------------------------------------------------------------------
Consolidated                                                         $ 25,754        $ 77,509      $149,474
-----------------------------------------------------------------------------------------------------------

  During 1997, approximately 29% of the Company's revenues were derived from its top five clients. The Company's largest client accounted for approximately 13% of the Company's revenues for the year ended December 31, 1997. The Company derives no revenue from export activity.

                              MASTECH CORPORATION

14.  Quarterly Financial Information (Unaudited):

                                                                      Three Months Ended
                                                         ---------------------------------------------
                                                          Mar. 31,   June 30,   Sept. 30,   Dec. 31,
                                                         (Dollars in thousands, except per share data)
1995
  Revenues.............................................     $24,107    $25,153    $26,896     $27,520
  Gross profit.........................................       7,196      7,650      7,548       8,868
  Income from operations...............................       4,484      4,664      4,280       4,831
  Net income...........................................     $ 4,519    $ 4,696    $ 4,303     $ 4,878
                                                            =======    =======    =======     =======
  Pro forma net income.................................     $ 2,712    $ 2,817    $ 2,582     $ 2,927
  Pro forma basic and diluted earnings
     per common share..................................     $  0.15    $  0.15    $  0.14     $  0.16
1996
  Revenues.............................................     $28,595    $30,804    $30,937     $33,064
  Gross profit.........................................       8,107      8,919      7,752       9,169
  Income from operations...............................       3,405      4,227      2,476       2,766
  Net income (loss)....................................     $ 3,429    $ 4,257    $ 2,401     $(1,395)
                                                            =======    =======    =======     =======
  Pro forma net income (loss)..........................     $ 2,059    $ 2,553    $ 1,440     $(2,275)
  Pro forma basic and diluted earnings (loss)
     per common share..................................     $  0.11    $  0.14    $  0.08     $ (0.12)
1997
  Revenues.............................................     $37,531    $45,059    $53,231     $60,146
  Gross profit.........................................      10,799     13,423     16,891      19,705
  Income from operations...............................       3,384      5,348      7,364       8,500
  Income before income taxes...........................       3,848      5,714      7,568       8,880
  Provision for income taxes...........................       1,539      2,286      3,027       3,552
  Net income...........................................     $ 2,309    $ 3,428    $ 4,541     $ 5,328
                                                            =======    =======    =======     =======
  Basic and diluted earnings per common share..........     $  0.11    $  0.16    $  0.21     $  0.24




ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

  Not applicable

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT:

  The information required by this item is incorporated by reference from the information under the caption "Management and Directors" in the Company's definitive proxy statement to be filed.

ITEM 11.   EXECUTIVE COMPENSATION:

  The information required by this item is incorporated by reference from the information under the caption "Executive Compensation" in the Company's definitive proxy statement to be filed provided that the information in such proxy statement under the captions "Performance Graph" and "Compensation Committee Report on Executive Compensation" should not be incorporated by reference herein.

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
         --------------------

  The following consolidated financial statements of the registrant and its subsidiaries are included on pages 22 to 38 and the report of independent public accountants is included on page 22 in this Form 10-K.

  Report of Independent Public Accountants.
  Consolidated Balance Sheets- December 31, 1996 and 1997.
  Consolidated Income Statements- Years ended December 31, 1995, 1996 and 1997. Consolidated Statements of Shareholders' Equity- Years ended December 31,
   1995, 1996 and 1997.
  Consolidated Statements of Cash Flows- Years ended December 31, 1995, 1996 and
   1997.
  Notes to Consolidated Financial Statements

  2.  Consolidated Financial Statement Schedules
      ------------------------------------------

  The following consolidated financial statement schedules shown below should be read in conjunction with the consolidated financial statements on pages 23 to 38 in this Form 10-K. All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or Notes thereto.

  The following items appear immediately following  the signature pages:

  Report of Independent Public Accountants on Consolidated Financial Statement
   Schedules.

  Financial Statement Schedules:
  Schedule II-Valuation and Qualifying Accounts for the three years ended December 31, 1997.
  Financial Data Schedules

  3. Exhibits
     --------

  Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index, which is incorporated herein by reference.

(b) Reports on Form 8-K: Not applicable

EXHIBIT INDEX
-------------

                                                                                                                        Sequentially
                                                                                                                         -----------
 Exhibit No.                                               Description of Exhibit                                          Numbered
------------                                               ----------------------                                         ---------
                                                                                                                             Page
                                                                                                                             ----
     3.1        -   Articles of Incorporation of the Company are incorporated by reference from Exhibit 3.1 to Mastech         N/A
                    Corporation's Registration Statement on Form S-1, Commission File No. 333-14169, filed on November
                    19, 1996.

     3.2        -   Bylaws of the Company are incorporated by reference from Exhibit 3.2 to Mastech Corporation's              N/A
                    Registration Statement on Form S-1, Commission File No. 333-14169, filed on November 19, 1996.

     4.1        -   Form of certificate representing the Common Stock of the Company is incorporated by reference from         N/A
                    Exhibit 4.1 to Mastech Corporation's Registration Statement on Form S-1, Commission File No.
                    333-14169, filed on November 19, 1996.

    10.1        -   Form of Employment Agreement by and between the Company and  Sunil Wadhwani and Ashok Trivedi is           N/A
                    incorporated by reference from Exhibit 10.1 to Mastech Corporation's Registration Statement on Form
                    S-1, Commission File No. 333-14169, filed on November 19, 1996.*

    10.2        -   1996 Stock Incentive Plan is incorporated by reference from Exhibit 10.2 to Mastech Corporation's          N/A
                    Registration Statement on Form S-1, Commission File No. 333-14169, filed on November 19, 1996.*

    10.3        -   Agreement dated October 14, 1996 between Mastech Systems Corporation (f/k/a Mastech Corporation)           N/A
                    and Steven Shangold, as amended by Addendum dated as of November 18, 1996, is incorporated by reference from Exhibit 10.3 to Mastech Corporation's Registration Statement on Form S-1, Commission
                    File No. 333-14169, filed on November 19, 1996.*

    10.4        -   Form of Employment Agreement by and between the Company and each of its Executive Officers is              N/A
                    incorporated by reference from Exhibit 10.4 to Mastech Corporation's Registration Statement on Form
                    S-1, Commission File No. 333-14169, filed on December 16, 1996.*

    10.5        -   Shareholders Agreement by and among the Company, Sunil Wadhwani and Ashok Trivedi and the Joinder          N/A
                    Agreement by Grantor Retained Annuity Trusts established by Messrs. Wadhwani and Trivedi are incorporated by reference from Exhibit 10.5 to Mastech Corporation's Registration Statement on Form
                    S-1, Commission File No. 333-14169, filed on December 16, 1996.

    10.10       -   Lease Agreement dated January 15, 1995 by and between Mascot Systems Private Limited and Messrs.           N/A
                    Wadhwani and Trivedi for real estate in Bangalore, India is incorporated by reference from Exhibit
                    10.10 to Mastech Corporation's Registration Statement on Form S-1, Commission File No. 333-14169,
                    filed on November 19, 1996.

    10.11       -   Lease Agreement dated November 6, 1996 by and between Mascot Systems Private Limited and Messrs.           N/A
                    Wadhwani and Trivedi for real estate in Bangalore, India is incorporated by reference from Exhibit
                    10.11 to Mastech Corporation's Registration Statement on Form S-1, Commission File No. 333-14169,
                    filed on November 19, 1996.

    10.12       -   Lease Agreement dated April 1, 1996 by and between Scott Systems Private Limited and Messrs.               N/A
                    Wadhwani and Trivedi for real estate in Bombay, India is incorporated by reference from Exhibit
                    10.12 to Mastech Corporation's Registration Statement on Form S-1, Commission File No. 333-14169,
                    filed on November 19, 1996.

    10.13       -   Lease Agreement dated April 1, 1996 by and between Scott Systems Private Limited and Sunil Wadhwani        N/A
                    for real estate in Bombay, India is incorporated by reference from Exhibit 10.13 to Mastech
                    Corporation's Registration Statement on Form S-1, Commission File No. 333-14169, filed on November
                    19, 1996.

    10.14       -   Lease Agreement dated April 1, 1996 by and between Scott Systems Private Limited and Ashok Trivedi         N/A
                    for real estate in Bombay, India is incorporated by reference from Exhibit 10.14 to Mastech
                    Corporation's Registration Statement on Form S-1, Commission File No. 333-14169, filed on November
                    19, 1996.


                                                                                                                        Sequentially
                                                                                                                         -----------
 Exhibit No.                                               Description of Exhibit                                          Numbered
------------                                               ----------------------                                         ---------
                                                                                                                             Page
                                                                                                                             ----
    10.15       -   Stock Purchase Agreement by and between the Company and Messrs. Wadhwani and Trivedi for their             N/A
                    shares of Mascot Systems Private Limited (incorporated by reference to Exhibit 10.15 on Form S-1 of
                    Mastech Corporation, Commission File No. 333-14169, filed on November 19, 1996).

    10.16       -   Agreement and Plan of Merger by and between the Company and SWAT Systems is incorporated by                N/A
                    reference from Exhibit 10.15 to Mastech Corporation's Registration Statement on Form S-1,
                    Commission File No. 333-14169, filed on November 19, 1996.

    10.17       -   Form of S corporation Revocation, Tax Allocation and Indemnification Agreement is incorporated by          N/A
                    reference from Exhibit 10.17 to Mastech Corporation's Registration Statement on Form S-1,
                    Commission File No. 333-14169, filed on November 19, 1996.

    10.18       -   Loan and Security Agreement dated July 1993 between the Company and PNC Bank, as amended, by               N/A
                    amendments dated August 1994, November 1994, June 1995 and June 1996 is incorporated by reference from Exhibit 10.18 to Mastech Corporation's Registration Statement on Form S-1, Commission File No.
                    333-14169, filed on November 19, 1996.

    10.19       -   Sublease Agreement dated February 10, 1995 by and between  Westinghouse Electric Corporation and           N/A
                    the Company for the Company's Oakdale, PA headquarters, as amended by amendment dated March 20,
                    1996 is incorporated by reference from Exhibit 10.19 to Mastech Corporation's Registration
                    Statement on Form S-1, Commission File No. 333-14169, filed on November 19, 1996.

    10.21       -   Form of Capital Contribution Agreement by and among the Company, Sunil Wadhwani, Ashok Trivedi and         N/A
                    their respective family trusts is incorporated by reference from Exhibit 10.21 to Mastech
                    Corporation's Registration Statement on Form S-1, Commission File No. 333-14169, filed on December
                    16, 1996.

    21.0        -   Subsidiaries of Registrant

    23.0        -   Valuation and Qualifying Accounts (All others are inapplicable)                                            44

    24.1        -   Form of Power of Attorney to be executed by the outside directors granting the persons named               42
                    therein the power to execute this report on their behalf

    27.1        -   Financial Data Schedule                                                                                    45

* Management compensatory plan or arrangement
