Form 10-Q
period 1998-03-31
MASTECH CORP
filed 1998-05-15
CIK 1024732

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q



[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1998 or

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
                                    Yes  [X]    No
                                        -----      -----

The number of shares of the registrant's Common Stock, par value $.01 per share, outstanding as of April 10, 1998 was 47,338,952 shares.

                              MASTECH CORPORATION
                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1998

                               TABLE OF CONTENTS

                                                                                        PAGE
                                                                                        ----
PART I.      FINANCIAL INFORMATION                                                       3

ITEM 1.      CONSOLIDATED FINANCIAL STATEMENTS:

             CONSOLIDATED INCOME STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 1998
             AND MARCH 31, 1997                                                          3


             CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 1998 AND DECEMBER 31, 1997      4


             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AS OF  MARCH 31, 1998
             AND DECEMBER 31, 1997                                                       5


             CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH
             31, 1998 AND MARCH 31, 1997                                                 6


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                  7

             Report of Independent Public Accountants                                    8

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
             OF OPERATIONS                                                               9


ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURE
             ABOUT MARKET RISK SENSITIVE INSTRUMENTS                                    13


PART II.   OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS                                                          13
ITEM 2.      CHANGES IN SECURITIES                                                      13
ITEM 3.      DEFAULTS UPON SENIOR SECURITIES                                            13
ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                        13
ITEM 5.      OTHER INFORMATION                                                          13
ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K                                           13

             SIGNATURES                                                                 14

             EXHIBIT INDEX                                                              15

PART I.   FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS:

                              MASTECH CORPORATION
                        CONSOLIDATED INCOME STATEMENTS
                 (Dollars in Thousands Except Per Share Data)
                                  (Unaudited)

                                                                                         Three Months Ended
                                                                                 March 31, 1998       March 31, 1997
                                                                               -------------------  ------------------

Revenues....................................................                               $69,768             $37,531
Cost of revenues............................................                                46,676              26,732
                                                                                           -------             -------
Gross profit................................................                                23,092              10,799

Selling, general and administrative.........................                                12,981               7,415
                                                                                           -------             -------
Income from operations......................................                                10,111               3,384

Interest income, net........................................                                   736                 464
                                                                                           -------             -------

Income before income taxes..................................                                10,847               3,848
Provision  for income taxes.................................                                 4,339               1,539
                                                                                           -------             -------

Net income..................................................                               $ 6,508             $ 2,309
                                                                                           =======             =======

Net income per common share,
 basic and diluted   (1)....................................                                 $0.14               $0.05
                                                                                           =======             =======

(1) The income per common share includes a two-for-one stock split of the common stock effected in the form of a stock dividend paid on April 10, 1998.


  The accompanying notes are an integral part of these consolidated financial statements.

                              MASTECH CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                      March 31, 1998          December 31, 1997
                                                                  -----------------------  -----------------------
                                                                        (Unaudited)               (Audited)
                             ASSETS
Current assets:
  Cash and cash equivalents.....................................                $ 82,892                 $ 82,408
  Accounts receivable, net......................................                  60,044                   51,920
  Unbilled receivables..........................................                   4,722                    1,829
  Employee and related party advances...........................                   2,910                    1,777
  Prepaid and other assets......................................                   1,778                    1,309
  Deferred income taxes.........................................                     354                       --
                                                                                --------                 --------

     Total current assets.......................................                 152,700                  139,243

  Net equipment and leasehold improvements......................                   9,774                    8,308
  Intangible assets, net                                                           1,927                    1,923
                                                                                --------                 --------

Total assets....................................................                $164,401                 $149,474
                                                                                ========                 ========

               LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Revolving credit facility.....................................                $  1,650                 $  1,721
  Accounts payable..............................................                   4,995                    4,342
  Accrued payroll and related costs.............................                  21,422                   17,088
  Accrued income taxes..........................................                   3,913                    1,585
  Other accrued liabilities.....................................                   1,557                    2,342
  Deferred revenue..............................................                      --                      127
  Deferred income taxes.........................................                      --                       46
                                                                                --------                 --------
     Total current liabilities..................................                  33,537                   27,251
                                                                                --------                 --------

Deferred income taxes...........................................                   1,358                    1,710

Shareholders' equity:
  Preferred stock, without par value: 20,000,000 shares
    authorized, no shares outstanding...........................                      --                       --
  Common stock, par value $0.01 per share:
    200,000,000 shares authorized, 47,336,600 and
     47,166,800 shares issued and outstanding, respectively.....                     474                      236
  Additional paid-in capital....................................                 107,579                  105,390
  Retained earnings.............................................                  22,074                   15,803
  Deferred compensation.........................................                    (129)                    (258)
  Currency translation adjustment...............................                    (492)                    (658)
                                                                                --------                 --------
     Total shareholders' equity.................................                 129,506                  120,513
                                                                                --------                 --------
Total liabilities and shareholders' equity......................                $164,401                 $149,474
                                                                                ========                 ========

  The accompanying notes are an integral part of these consolidated financial statements.

                              MASTECH CORPORATION
                Consolidated Statements of Shareholders' Equity

                             (Dollars in thousands)

                                         Common Stock     Additional                              Currency        Total
                                    --------------------   Paid-in    Retained     Deferred     Translation   Shareholders'
                                    Shares     Par Value   Capital    Earnings   Compensation    Adjustment      Equity

Balance, December 31, 1997           47,166,800   $236    $105,390   $15,803          $(258)        $(658)       $120,513

  Net income......................           --     --          --     6,508             --            --           6,508
  Amortization of deferred
    compensation..................           --     --          --        --            129            --             129
  Exercise of stock options,
    includes effect of  tax
    benefit recognized............      169,800      1       2,189        --             --            --           2,190
  Two-for-one stock split
   effected in the form  of a
   stock dividend paid on
   April 10, 1998.................           --    237          --      (237)            --            --              --
  Currency translation
   adjustment....................            --     --          --        --             --           166             166
                                     ----------   ----    --------   -------          -----         -----        --------

Balance, March 31, 1998
 (Unaudited)......................   47,336,600   $474    $107,579   $22,074          $(129)        $(492)       $129,506
                                     ==========   ====    ========   =======          =====         =====        ========



  The accompanying notes are an integral part of these consolidated financial statements.

                              MASTECH CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)


                                                                                  THREE MONTHS ENDED
CASH FLOW FROM OPERATIONS                                              MARCH 31, 1998           MARCH 31, 1997
                                                                   -----------------------  -----------------------
OPERATIONS:
  Net income.........................................                            $  6,508                  $ 2,309
  Adjustments to reconcile net income to cash
   provided by operations:
    Depreciation and amortization....................                                 678                      207
    Allowance for uncollectible accounts.............                                  92                       75
    Deferred income taxes, net.......................                                (752)                     (50)
    Amortization of deferred compensation............                                 129                      131
  Working capital items:
    Accounts receivable and unbilled receivables.....                             (11,109)                  (7,847)
    Advances.........................................                              (1,133)                   1,088
    Prepaid and other assets.........................                                (469)                     (57)
    Accounts payable.................................                                 653                     (384)
    Accrued and other current liabilities............                               5,750                    2,879
                                                                                 --------                  -------
       Net cash flow from operations.................                                 347                   (1,649)

INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired.................                                 (48)                      --
  Additions to equipment and leasehold
     improvements....................................                              (2,100)                  (1,677)
                                                                                 --------                  -------
       Net cash flow from investing activities.......                              (2,148)                  (1,677)

FINANCING ACTIVITIES:
  Net borrowings (payments)  under  revolving
   credit facility...................................                                 (71)                     647

  Proceeds from exercise of stock options............                               2,190                       --
                                                                                 --------                  -------
       Net cash flow from financing activities.......                               2,119                      647

Effect of currency translation on cash...............                                 166                       57
                                                                                 --------                  -------
Net change in cash and cash equivalents..............                                 484                   (2,622)

Cash and cash equivalents, beginning of period.......                              82,408                   45,997
                                                                                 --------                  -------
Cash and cash equivalents, end of period.............                            $ 82,892                  $43,375
                                                                                 ========                  =======

Supplemental disclosure:
    Cash payments for taxes..........................                            $  2,203                  $   299


  The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.       BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements included herein have been prepared by Mastech Corporation (the "Company") in accordance with generally accepted accounting principles for the interim financial information and Article 10 of Regulation S-X under the Securities and Exchange Act of 1934, as amended. The consolidated financial statements as of and for the quarter ended March 31, 1998 should be read in conjunction with the Company's consolidated financial statements (and notes thereto) included in the Company's Annual Report on Form 10-k for the year ended December 31, 1997. Accordingly, the accompanying consolidated financial statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of the accompanying consolidated financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

The use of generally accepted accounted principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.    STOCK SPLIT

On March 17, 1998, the Company's Board of Directors declared a two-for-one stock split that was effected in the form of a stock dividend paid on April 10, 1998 to shareholders of record on March 27, 1998. All share, per share and shareholders' equity amounts included in the Company's consolidated financial statements have been retroactively restated to reflect the split for all periods presented.

3.   COMPREHENSIVE INCOME

During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which the Company adopted as of January 1, 1998. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, in a financial statement or footnote disclosure for the period in which they are recognized. The Company has chosen to disclose comprehensive income, which encompasses net income and foreign currency translation adjustments, in the following table.

                                                                                 Three Months Ended
                                                                         March 31, 1998       March 31, 1997
                                                                                (Dollars in Thousands)
                                                                              --------------------------
Net income                                                                    $6,508              $2,309
Other comprehensive gain:
 Foreign currency translation adjustment                                         166                  57
                                                                              ------              ------

Total comprehensive income                                                    $6,674              $2,366
                                                                              ======              ======

The adoption of SFAS No. 130 had no impact on the Company's net income or shareholders' equity.

4.     RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS No. 131), which requires the use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure or any other manner in which management segregates a company. SFAS No. 131 is effective for financial statements issued for periods beginning after December 15, 1997. The Company will adopt SFAS No. 131 as a part of its December 31, 1998 year end financial statements.






Report of Independent Public Accountants

To the Board of Directors of Mastech Corporation:

We have reviewed the accompanying consolidated balance sheet of Mastech Corporation (a Pennsylvania Corporation) and subsidiaries as of March 31, 1998, and the related consolidated income statement, consolidated statements of cash flows and consolidated shareholders' equity for the three month periods ended March 31, 1998 and March 31, 1997. These consolidated financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements, referred to above, for them to be in conformity with generally accepted accounting principles.



/s/ Arthur Andersen LLP
Pittsburgh, Pennsylvania

April 24, 1998

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. As used herein, "Mastech" or the "Company" shall mean Mastech Corporation and each of its consolidated subsidiaries.

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

Mastech sells its services to large and medium-sized organizations. The Company's sales force is organized to meet the needs of the marketplace through four primary divisions: (i) the U.S. Professional Services Division; (ii) the Solutions Division; (iii) the Enterprise Package Solutions Division; and (iv) the International Division.

The U.S. Professional Services Division includes five geographic regions, each of which is directed by a Regional Director. Each region includes multiple new business development managers. These individuals use a proprietary database of several thousand prospects to telemarket Mastech's services nationally. The Company subsequently sends interested prospective clients a written proposal providing information about the Company, its approach and methodology, schedules, team members, pricing and terms.

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


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998
COMPARED TO  THREE MONTHS ENDED MARCH 31, 1997

Revenues.   The Company's revenues increased 85.9%, or $32.2 million from $37.5 million in the first quarter of 1997 to $69.8 million in the first quarter of 1998. This growth in revenues was primarily attributable to the continued market penetration by the Enterprise Package Solutions Division and Solutions
Division, additional services provided to existing clients by the U.S. Professional Services Division, engagements with new clients through all divisions, and the Company's continued expansion into international markets.

Gross Profit. Gross profit consists of revenues less cost of revenues. Cost of revenues consists primarily of salaries and employee benefits for billable IT professionals and the associated travel and relocation costs of these professionals, as well as the cost of the independent contractors used by the Company. Gross profit increased 113.8% from $10.8 million in the first quarter of 1997 to $23.1 million in the first quarter of 1998. Gross profit as a percentage of revenues increased from 28.8% in the first quarter of 1997 to 33.1% in the first quarter of 1998. The primary reasons for the $12.3 million increase were higher margins in the U.S. Professional Services Division and Solutions Division, and a decline in the number of independent contractors used by the Company's U.S. Professional Services Division. Costs associated with the use of independent contractors as a percentage of cost of revenues on a consolidated basis decreased from 10.7% in the first quarter of 1997 to 6.5% in the first quarter of 1998.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of costs associated with the Company's sales and marketing efforts, executive management, finance and human resource functions, facilities and telecommunication costs and other general overhead expenses. Selling, general and administrative expenses increased 75.1%, or $5.6 million from $7.4 million in the first quarter of 1997 to $13.0 million in the first quarter of 1998. The increase in selling, general and administrative expenses reflects the Company's continued investment in infrastructure and in the initiatives required to implement the Company's marketing strategies. These costs include the development of additional service offerings, the expansion of its global recruiting capabilities, the opening of additional international offices, the establishment of training centers and the continued expansion of its offshore software development centers.

Interest and Other Income (Expense), Net. Other income was $736,000 for the first quarter of 1998 compared to $464,000 for the first quarter of 1997. This increase in other income is the result of increased interest income from the investment of the net proceeds from the Company's secondary offering of common stock.

Liquidity and Capital Resources

In December 1997, the Company completed the registration of 3,000,000 pre-split shares of the Company's common stock for sale to the public. The net proceeds to the Company of the offering, were $51.3 million, after deducting underwriting discounts, commissions and offering expenses paid by the Company. In addition, the net proceeds to the Company, generated from its initial public offering in December 1996, were approximately $45.6 million, after deducting underwriting discounts and commissions and offering expenses paid by the Company. The proceeds from both offerings have been used primarily for working capital and other general purposes. The remaining proceeds have been temporarily invested in short-term, investment grade, interest bearing securities.

The Company has and will use these proceeds to develop new services, to expand existing operations, including offshore software development operations, for possible acquisitions of related businesses, and for general corporate purposes, including working capital. Management currently anticipates that the proceeds from these offerings together with the existing sources of liquidity and cash generated from operations will be sufficient to satisfy its cash needs at least through the next twelve months.

Historically, the Company has financed its working capital requirements through internally generated funds and with the proceeds from the aforementioned offerings. The Company's financial statements reflect cash flow used by operations of approximately $1.7 million for the first quarter of 1997, and cash flow provided by operations of $347,000 for the first quarter of 1998.

Capital expenditures for the first quarters of 1997 and 1998 were approximately $1.7 million and $2.1 million, respectively. During the first quarters of 1997 and 1998, the Company spent approximately $421,000 and $1.1 million, respectively on computer and related equipment to support its technical, consulting and administrative functions. The Company also spent approximately $1.2 million and $500,000 during the first quarters of 1997 and 1998, respectively, in connection with the buildout and other development of the infrastructure for its offshore software development and training facilities in India. During the next twelve months, the Company expects to incur approximately $2.0 million in remaining costs to license and implement its new management information system. A portion of this cost will be expensed.

Effective May 30, 1997, the Company replaced an existing revolving credit facility with a new $25.0 million revolving credit facility with PNC Bank, National Association (the ''Facility''). The Facility bears interest at a rate equal to LIBOR plus 1.0% or prime at the Company's option and borrowings are unsecured. The Facility contains certain restrictive covenants and financial ratio requirements which would limit distributions to shareholders and additional borrowings. The Company did not borrow against the Facility during the first quarter of 1998.

As of March 31, 1998, Mascot Systems had aggregate borrowings of approximately $1.7 million outstanding under revolving credit agreements with ICICI Banking Corporation Limited and IndusInd Bank Limited, both of India. Interest rates charged on these borrowings range from 18.75% to 19.25% per year. As of March 31, 1998, there are no additional amounts available for borrowing under these facilities. These borrowings were repaid by the Company in May 1998.

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


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

In December 1996, Mastech completed the initial public offering of its Common Stock. The net proceeds to the Company from the sale of the 3,400,000 pre-split shares of Common Stock offered by the Company (after deducting underwriting discounts, commissions and offering expenses paid by the Company) were approximately $46,430,000. The Company submitted its initial Form SR for filing with the Securities and Exchange Commission on March 20, 1997 reporting for the period from December 16, 1996 (the effective date of the Company's registration statement for its initial public offering) through March 16, 1997. The following reflects, as of March 31, 1998 and for each of the three month periods ended, an estimate of the amount of net offering proceeds received by the Company from its initial public offering used for each of the purposes listed below.


                                        (Dollars in Thousands)
                               12/31/96  3/31/97  6/30/97  9/30/97  12/31/97  3/31/98   Total
                               --------  -------  -------  -------   -------   -------  --------
Tax payments                   $  -     $ 3,000  $ 1,900  $ 2,800   $ 3,100   $ 2,300  $ 13,100
Other working capital items      820      2,180      950      -       3,900     1,200     9,050
                               -----    -------  -------  -------   -------   -------  --------
Total working capital items      820      5,180    2,850    2,800     7,000     3,500    22,150

S-corporation dividend            -         -      6,300      -         -         -       6,300
Subsidiary loans                  -         -        -      4,050       -       3,000     7,050
Acquisition of Asia Pacific
  Computer Consultants            -         -        -        -       3,000       -       3,000
                               -----    -------  -------  -------   -------   -------  --------
                               $ 820    $ 5,180  $ 9,150  $ 6,850   $10,000   $ 6,500  $ 38,500
                               =====    =======  =======  =======   =======   =======  ========

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None.

ITEM 5.  OTHER INFORMATION
Year 2000

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

Government Regulation of Immigration

The Company recruits its IT professionals on a global basis and, therefore, must comply with the immigration laws in the countries in which it operates, particularly the U.S. . Over 90% of Mastech's IT professionals are citizens of other countries, with most of those in the U.S. working under H-1B temporary visas. Under current law, there is a statutory limit of 65,000 new H-1B visas that may be issued in any government fiscal year. This limit was reached in May of the current federal fiscal year which ends on September 30, 1998. If the Company is unable to obtain H-1B visas for its employees in sufficient quantities or at a sufficient rate for a significant period of time, the Company's business, operating results and financial condition could be materially adversely affected.

There are, however, motions before the U.S. Congress to pass legislation that would significantly increase the quota of H-1B temporary visas for the current and subsequent federal fiscal years.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         The following exhibits are being filed with this report:

Exhibit Number     Description                                                                    Page
--------------     -----------                                                                   -----
11.1               Statement regarding computation of per share earnings.                           16
27                 Financial Data Schedule                                                          17

(b)      Reports on Form 8-K:

         The Company did not file any Current Report on Form 8-K during the quarter ended March 31, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      MASTECH CORPORATION
                                      (REGISTRANT)


Dated:   May 14, 1998                 /s/ Sunil Wadhwani
                                      Co-Chairman and Chief Executive Officer


Dated:   May 14, 1998                 /s/ Jeffrey McCandless
                                      Vice President, Finance

                                 EXHIBIT INDEX

Exhibit Number     Description                                                                   Page
-----------------  -----------                                                                  ------
11.1               Statement regarding computation of per share earnings.                          16
27                 Financial Data Schedule                                                         17