Form 10-Q
period 1998-06-30
MASTECH CORP
filed 1998-08-14
CIK 1024732

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q



[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1998 or

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes  X     No
                                        ---       ---

The number of shares of the registrant's Common Stock, par value $.01 per share, outstanding as of June 30, 1998 was 48,983,734 shares.

                              MASTECH CORPORATION
                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1998

                               TABLE OF CONTENTS

                                                                                              PAGE
                                                                                              ----
PART I.   FINANCIAL INFORMATION                                                                  3

ITEM 1.      CONSOLIDATED FINANCIAL STATEMENTS:

             CONSOLIDATED INCOME STATEMENTS FOR THE THREE AND SIX MONTH PERIODS ENDED
             JUNE 30, 1998 AND JUNE 30, 1997                                                     3

             CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 1998 AND DECEMBER 31, 1997               4

             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AS OF  JUNE 30, 1998 AND
             DECEMBER 31, 1997                                                                   5

             CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30,
             1998 AND JUNE 30, 1997                                                              6

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                          7

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                           10

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
             OF OPERATIONS                                                                      11

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURE
             ABOUT MARKET RISK SENSITIVE INSTRUMENTS                                            14

PART II.     OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS                                                                  15
ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCCEEDS                                         15
ITEM 3.      DEFAULTS UPON SENIOR SECURITIES                                                    15
ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                15
ITEM 5.      OTHER INFORMATION                                                                  16
ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K                                                   16

             SIGNATURES                                                                         17

             EXHIBIT INDEX                                                                      18

PART1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL INFORMATION


                              MASTECH CORPORATION
                        CONSOLIDATED INCOME STATEMENTS
                 (Dollars in Thousands Except Per Share Data)
                                  (Unaudited)

                                                       Three Months Ended June 30,     Six Months Ended June 30,
                                                       ---------------------------     -------------------------
                                                          1998            1997            1998          1997
                                                       -----------     -----------     -----------   -----------
Revenues                                                 $92,584         $55,905         $174,170      $104,244
Cost of revenues                                          61,839          39,628          117,122        74,386
                                                       -----------     -----------     -----------   -----------
Gross Profit                                              30,745          16,277           57,048        29,858

Selling, general and administrative                       17,884          10,289           33,248        20,409
                                                       -----------     -----------     -----------   -----------
Income from operations                                    12,861           5,988           23,800         9,449

Merger related expenses                                    3,212              --            3,212            --
Other income                                                (731)           (361)          (1,403)         (767)
                                                       -----------     -----------     -----------   -----------
Income before income taxes                                10,380           6,349           21,991        10,216
Provision for income taxes                                 4,627           2,508            9,294         4,206
                                                       -----------     -----------     -----------   -----------
Net income                                               $ 5,753         $ 3,841         $ 12,697      $  6,010
                                                       ===========     ===========     ===========   ===========
Net income per common share, basic and diluted (1)       $  0.12         $  0.08         $   0.26      $   0.13
                                                       ===========     ===========     ===========   ===========

(1) The income per common share includes a two-for-one stock split of the common stock effected in the form of a stock dividend paid on April 10, 1998.


The accompanying notes are an integral part of these consolidated financial statements.

                              MASTECH CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)

                                             June 30, 1998     December 31, 1997
                                             -------------     -----------------
                                              (Unaudited)          (Audited)
                  ASSETS
Current assets:
  Cash and cash equivalents                    $ 11,587            $ 82,924
  Investments                                    65,229                  --
  Accounts receivable, net                       72,700              60,366
  Unbilled receivables                            3,900               1,829
  Employee and related party advances             3,384               2,578
  Prepaid and other assets                        1,716               1,511
  Deferred income taxes                           2,720               2,154
                                              ----------          ----------
    Total current assets                        161,236             151,362

  Net equipment and leasehold improvements       13,060               8,775
  Intangible assets, net                          1,846               1,923
                                              ----------          ----------
Total assets                                   $176,142            $162,060
                                              ==========          ==========
   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Revolving credit facilities                  $      0            $  6,905
  Accounts payable                                6,130               5,319
  Accrued payroll and related costs              24,795              17,949
  Accrued income taxes                              786               2,005
  Other accrued liabilites                        9,365               8,256
                                              ----------          ----------
Total current liabilities                        41,076              40,434

  Other long term liabilities                       487                 490
  Deferred income taxes                           1,006               1,710

Shareholders' equity:

  Preferred stock, without par value:
    20,000,000 shares authorized, 1 share
    and 0 shares of Series A Preferred
    Stock issued and outstanding,
    respectively                                     --                  --

  Common stock, par value $0.01 per share:
    200,000,000 shares authorized,
    48,983,734 and 48,789,800 shares
    issued and outstanding, respectively            490                 252
  Additional paid-in capital                    108,150             105,375
  Retained earnings                              26,433              14,722
  Deferred compensation                              --                (258)
  Currency translation adjustment                (1,500)               (665)
                                              ----------          ----------
    Total shareholders' equity                  133,573             119,426
                                              ----------          ----------
Total liabilities and shareholders' equity     $176,142            $162,060
                                              ==========          ==========

The accompanying notes are an integral part of these consolidated financial statments.

                              MASTECH CORPORATION
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                            (Dollars in thousands)

                                      Common Stock          Series A Preferred     Additional
                                  ---------------------    --------------------     Paid-in
                                    Shares    Par Value      Shares   Par Value      Capital
                                  ----------  ---------    ---------  ---------    ----------
Balance, December 31, 1997        48,789,800    $252           0        $ 0         $105,375

Net income                                --      --          --         --               --
Amortization of deferred
 compensation                             --      --          --         --               --
Exercise of stock options,
 includes effect of tax
 benefit recognized                  193,934       1          --         --            2,513
Two-for-one stock split
 effected in the form of a
 stock dividend paid on
 April 10, 1998                           --     237          --         --               --
Issuance of preferred stock               --      --           1         --               --
Non-cash merger costs                     --      --          --         --              262
Dividends-paid by Quantum                 --      --          --         --               --
Currency translation
 adjustment                               --      --          --         --               --
                                  ----------    ----          --        ---         --------
Balance, June 30, 1998
 (Unaudited)                      48,983,734    $490           1        $--         $108,150
                                  ==========    ====          ==        ===         ========


                                                                   Currency       Total
                                          Retained    Deferred    Translation  Shareholders'
                                          Earnings  Compensation   Adjustment     Equity
                                          --------  ------------  -----------  -------------
Balance, December 31, 1997                 $14,722     ($258)         ($665)     $119,426

Net income                                  12,697        --             --        12,697
Amortization of deferred
 compensation                                   --       258             --           258
Exercise of stock options,
 includes effect of tax
 benefit recognized                             --        --             --         2,514
Two-for-one stock split
 effected in the form of a
 stock dividend paid on
 April 10, 1998                               (237)       --             --            --
Issuance of preferred stock                     --        --             --            --
Non-cash merger costs                           --        --             --           262
Dividends-paid by Quantum                     (749)                                  (750)
Currency translation
 adjustment                                     --        --           (835)         (835)
                                           -------     ------       -------      --------
Balance, June 30, 1998
 (Unaudited)                               $26,433     $  --        $(1,500)     $133,573
                                           =======     ======       =======      ========

The accompanying notes are an integral part of these consolidated financial statements.

                              MASTECH CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                       Six Months Ended June 30,
                                                       -------------------------
                                                          1998           1997
                                                       ----------     ----------
Operations:
  Net income                                            $ 12,697       $  6,010
  Adjustments to reconcile net income to cash
   provided by operations:
    Depreciation and amortization                          1,461            599
    Allowance for uncollectible accounts                     (12)           457
    Deferred income taxes, net                            (1,316)          (626)
    Non-cash merger cost                                     262             --
    Amortization of deferred compensation                    258            260
    Amortization of bond premium                             134             --
  Working capital items:
    Accounts receivable and unbilled receivables         (14,393)       (13,592)
    Advances                                                (806)         1,437
    Prepaid and other assets                                (205)          (498)
    Accounts payable                                         811           (519)
    Accrued and other current liabilities                  6,779          3,635
                                                       ----------     ----------
      Net cash flow from operations                        5,670         (2,837)
                                                       ----------     ----------
INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired                          34             --
  Additions to equipment and leasehold improvements       (5,703)        (2,720)
  Purchase of investments                                (69,613)            --
  Sales of investments                                     4,250             --
                                                       ----------     ----------
      Net cash flow from investing activities            (71,032)        (2,720)
                                                       ----------     ----------
FINANCING ACTIVITIES:
  Net borrowings (payments) under revolving
   credit facilties                                       (6,905)         2,404
  Proceeds from exercise of stock options                  2,514             20
  Dividends paid                                            (749)        (6,772)
                                                       ----------     ----------
      Net cash flow from financing activities             (5,140)        (4,348)
                                                       ----------     ----------
Effect of currency translation on cash                      (835)            71
                                                       ----------     ----------
Net change in cash and cash equivalents                  (71,337)        (9,834)
Cash and cash equivalents, beginning of period            82,924         46,566
                                                       ----------     ----------
Cash and cash equivalents, end of period                $ 11,587       $ 36,732
                                                       ==========     ==========

Supplemental disclosure:
      Cash payments for taxes                           $ 10,394       $  4,223
                                                       ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements included herein have been prepared by Mastech Corporation (the "Company") in accordance with generally accepted accounting principles for the interim financial information and Article 10 of Regulation S-X under the Securities and Exchange Act of 1934, as amended. The consolidated financial statements as of and for the quarter ended June 30, 1998 should be read in conjunction with the Company's consolidated financial statements (and notes thereto) included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Accordingly, the accompanying consolidated financial statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of the accompanying consolidated financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

The use of generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.  INVESTMENTS

The Company accounts for its investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company has determined that all of its investments are to be classified as available-for-sale and recorded at fair value.

3.    STOCK SPLIT

On March 17, 1998, the Company's Board of Directors declared a two-for-one stock split that was effected in the form of a stock dividend paid on April 10, 1998 to shareholders of record on March 27, 1998. All share and per share amounts included in the Company's consolidated financial statements have been retroactively restated to reflect the split for all periods presented.

4.  COMPREHENSIVE INCOME

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

                                                   Three Months Ended June 30,         Six Months Ended June 30,
                                                   ---------------------------         -------------------------
                                                      1998            1997                 1998          1997
                                                      ----            ----                 ----          ----
(dollars in thousands)

Net income                                          $5,753          $3,841              $12,697        $6,010
Other comprehensive gain (loss):
  Foreign currency translation adjustment             (886)              4                 (835)           71
                                                    --------        -------             -------        ------
                                                    $4,867          $3,845              $11,862        $6,081
                                                    ========        =======             =======        ======

The adoption of SFAS No. 130 had no impact on the Company's net income or shareholders' equity.

5.  RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS No. 131), which requires the use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure or any other manner in which management segregates a company. SFAS No. 131 is effective for financial statements issued for periods beginning after December 15, 1997. The Company will adopt SFAS No. 131 as a part of its December 31, 1998 year-end financial statements.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 is effective for periods after June 15, 1999. Management does not anticipate that the adoption of this statement will have a significant effect on the Company's financial position.

6.    QUANTUM ACQUISITION

On June 1, 1998, the Company acquired all of the issued and outstanding capital stock of Quantum Information Resources Limited, a Canadian corporation ("Quantum") pursuant to a business combination the terms of which were contained in that certain Combination and Exchange Agreement dated June 1, 1998 (the "Exchange Agreement"). Pursuant to the Exchange Agreement the shareholders of Quantum received 1,623,000 exchangeable non-voting shares of Quantum which are convertible into the same number of shares of the Company's common stock (the "Exchangeable Shares") and PNC Bank, National Association received 1 share of Series A Preferred Stock, as trustee for the shareholders of Quantum, pursuant to which such shareholders were granted the right to vote the Company common stock underlying the Exchangeable Shares. Based on representations made by the Quantum shareholders in the Exchange Agreement, the Company issued these securities pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

Quantum provides information technology services primarily in Canada and parts of the United States. The business combination was accounted for as a pooling of interests and, accordingly, the Company's consolidated financial statements have been restated to include results for Quantum for all periods presented. Separate revenues, net income and changes in shareholders' equity, prior to the business combination, are presented in the following table:

                                                     Two Months Ended May 31,          Five Months Ended May 31,
                                                    --------------------------         -------------------------
                                                      1998            1997                 1998          1997
                                                      ----            ----                 ----          ----
(dollars in thousands)

Revenues
  Mastech                                           $51,530        $29,629              $121,298      $67,160
  Quantum                                             8,363          7,286                20,181       18,094
                                                    -------        --------             --------      -------
  Total                                             $59,893        $36,915              $141,479      $85,254
                                                    =======        ========             ========      =======

Net income
  Mastech                                           $ 4,585        $ 2,406              $ 11,093      $ 4,715
  Quantum                                               492            311                   928          171
                                                    -------        --------             --------      -------
  Total                                             $ 5,077        $ 2,717              $ 12,021      $ 4,886
                                                    =======        ========             ========      =======

Other changes in stockholders' equity
 Foreign currency translation adjustment:
  Mastech                                             ($655)           ($1)                ($489)     $    56
  Quantum                                               --             --                   (115)          10
                                                    -------        --------             --------      -------
  Total                                               ($655)           ($1)                ($604)     $    66
                                                    =======        ========             ========      =======

7.  ACQUISITION RELATED EXPENSES

In connection with the acquisition of Quantum, $3.2 million or $0.06 per share of acquisition-related costs and expenses were incurred and have been charged to expense in the second quarter of 1998.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Mastech Corporation:

We have reviewed the accompanying consolidated balance sheet of Mastech Corporation (a Pennsylvania Corporation) and subsidiaries as of June 30, 1998, and the related consolidated statements of income and shareholders' equity for the three month and six month periods ended June 30, 1998 and 1997, and consolidated statements of cash flows for the six month periods ended June 30, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management.

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



                                                         ARTHUR ANDERSEN LLP
Pittsburgh, Pennsylvania

July 24, 1998

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

The U.S. Professional Services Division includes six geographic regions, each of which is directed by a Regional Director. Each region includes multiple new business development managers. These individuals use a proprietary database of several thousand prospects to telemarket Mastech's services nationally. The Company subsequently sends interested prospective clients a written proposal providing information about the Company, its approach and methodology, schedules, team members, pricing and terms.

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

The Enterprise Package Solutions Division manages engagements and provides IT professionals trained in ERP implementation services. This division works directly with end-user clients and also as partners with both the ERP software vendors and systems integrators on teamed implementation efforts.

The International Division operates through offices in eight different countries. Each office is supervised by a Country Manager and supported by dedicated sales personnel that sell directly to new clients using an approach similar to the Company's U.S. sales approach. Additionally, these offices focus on leveraging Mastech's existing relationships with its U.S.-based multinational clients.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1998
COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

Revenues.   The Company's revenues increased 65.6%, or $36.7 million to $92.6 million for the second quarter of 1998 from $55.9 million for the second quarter of 1997. This growth in revenues was primarily attributable to the continued market penetration by the U.S. Professional Services Division, the Enterprise Package Solutions Division and continued expansion into international markets.

Gross Profit. Gross profit consists of revenues less cost of revenues. Cost of revenues consists primarily of salaries and employee benefits for billable IT professionals and the associated travel and relocation costs of these professionals, as well as the cost of the independent contractors used by the Company. Gross profit increased 88.8% to $30.7 million for the second quarter of 1998 from $16.3 million for the second quarter of 1997. Gross profit as a percentage of revenues for the current quarter of 33.2% increased when compared with 29.1% for second quarter in 1997. The primary reasons for the increase in gross profits as a percentage of revenues were higher margins in the Enterprise Package Solutions Division, U.S. Professional Services Division and Solutions Division.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of costs associated with the Company's sales and marketing efforts, executive management, finance and human resource functions, facilities and telecommunication costs and other general overhead expenses. Selling, general and administrative expenses increased 73.8%, or $7.6 million to $17.9 million in the second quarter of 1998 from $10.3 million in the second quarter of 1997. The increase in selling, general and administrative expenses reflects the Company's continued investment in infrastructure and in the initiatives required to implement the Company's marketing strategies. These costs include the development of additional service offerings, the expansion of its global recruiting capabilities, the opening of additional international offices, the establishment of training centers and the continued expansion of its offshore software development centers.

Interest and Other Income (Expense), Net. Other income was $731,000 for the second quarter of 1998 compared to $361,000 for the second quarter of 1997. This increase in other income is the result of increased interest income from the investment of the net proceeds from the Company's secondary offering of common stock completed in December 1997.


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1998
COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

Revenues. The Company's revenues increased 67.1%, or $70.0 million to $174.2 million for the six months ended June 30, 1998 from $104.2 million for the six months ended June 30, 1997. This growth can be attributed to the continued market penetration by the U.S. Professional Services Division, the Enterprise Package Solutions Division and continued expansion into international markets.

Gross Profit. Gross profit consists of revenues less cost of revenues. Cost of revenues consists primarily of salaries and employee benefits for billable IT professionals and the associated travel and relocation costs of these professionals, as well as the cost of the independent contractors used by the Company. Gross profit increased 91% to $57.1 million for the six months ended June 30, 1998 compared with $29.9 million for the same period in 1997. Gross profit as a percentage of revenues for the current six-month period of 32.8% increased when compared with 28.7% for the same period in 1997. The primary reasons for the increase in gross profits as a percentage of revenues were higher margins in the U.S. Professional Services Division, Enterprise Package Solutions Division, and Solutions Division.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of costs associated with the Company's sales and marketing efforts, executive management, finance and human resource functions, facilities and telecommunication costs and other general overhead expenses. Selling, general and administrative expenses increased 62.7%, or $12.8 million to $33.2 million for the six month period ended June 30, 1998 from $20.4 million for the prior year period. The increase in selling, general and administrative expenses reflects the Company's continued investment in infrastructure and in the initiatives required to implement the Company's marketing strategies. These costs include the development of additional service offerings, the expansion of its global recruiting capabilities, the opening of additional international offices, the establishment of training centers and the continued expansion of its offshore software development centers.

Interest and Other Income (Expense), Net. Other income was $1.4 million for the year to date period ended June 30, 1998 compared to $767,000 for the same period in 1997. This increase in other income is the result of increased interest income from the investment of the net proceeds from the Company's secondary offering of common stock completed in December 1997.

Liquidity and Capital Resources

In December 1997, the Company completed the registration of 3,000,000 pre-split shares of the Company's common stock for sale to the public. The net proceeds to the Company of the offering were $51.3 million after deducting underwriting discounts, commissions and offering expenses paid by the Company. In addition, the net proceeds to the Company, generated from its initial public offering in December 1996, were approximately $45.6 million, after deducting underwriting discounts and commissions and offering expenses paid by the Company. The proceeds from both offerings have been used primarily for working capital and other general purposes. The remaining proceeds have been temporarily invested in short-term, investment grade, interest bearing securities.

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

Historically, the Company has financed its working capital requirements through internally generated funds and with the proceeds from the aforementioned offerings. The Company's financial statements reflect cash flow provided by operations of approximately $5.7 million for the six months ended June 30, 1998, and cash flow used by operations of $2.8 million for the same period in 1997.

During the second quarter of 1998, the Company recorded its net purchase of investments of $65.4 million. These investments are classified as available-for-sale and recorded at fair value.

Capital expenditures for the six months ended June 30, 1998 and 1997 were approximately $5.7 million and $2.7 million, respectively. During the six-month period ended June 30, 1998 and 1997, the Company spent approximately $2.5 million and $1.7 million, respectively on computer and related equipment to support its technical, consulting and administrative functions. The Company also spent approximately $2.4 million and $938,000 during the same period in 1998 and 1997, respectively, in connection with the buildout and other development of the infrastructure for its offshore software development and training facilities in India. During the next twelve months, the Company expects to incur approximately $2.0 million in remaining costs to license and implement its new management information system. A portion of this cost will be expensed.

Effective May 30, 1997, the Company replaced an existing revolving credit facility with a new $25.0 million revolving credit facility with PNC Bank, National Association (the "Facility"). The Facility bears interest at a rate equal to LIBOR plus 1.0% or prime at the Company's option and borrowings are unsecured. The Facility contains certain restrictive covenants and financial ratio requirements which would limit distributions to shareholders and additional borrowings. The Company did not borrow against this Facility during the six month period ended June 30, 1998.

During the first quarter of 1998, Mascot Systems had aggregate borrowings of approximately $1.7 million outstanding under revolving credit agreements with ICICI Banking Corporation Limited and IndusInd Bank Limited, both of India. Interest rates charged on these borrowings range from 18.75% to 19.25% per year. These borrowings were repaid by the Company in May 1998.

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


Year 2000

The "Year 2000" issue concerns the potential exposures related to the automated generation of business and financial misinformation resulting from the use of computer programs which have been written using two digits, rather than four, to define the applicable year of business transactions. The Company has evaluated, and is continuing to evaluate, the potential cost associated with becoming Year 2000 compliant. The Company believes that its principal staffing and financial systems, which are licensed from and maintained by third-party software development companies, are Year 2000 compliant. The Company is currently in the process of selecting additional staffing and financial systems which management expects to be Year 2000 compliant. Management does not anticipate that the remaining costs associated with assuring that its internal systems will be Year 2000 compliant will be material to its business, operations or financial condition.

The Company is in the process of conducting a risk evaluation and assessment study to determine the preparedness level of customers, vendors, and other service providers for the Year 2000 and the subsequent impact on the Company. The Company will take such actions as management deems appropriate based on the results of the review. The Company expects to incur internal staff costs as well as consulting and other expenses related to the risk evaluation and assessment project. Cost estimates for the project are not yet available.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

The statements contained in the section captioned Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company's present expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements including statements pertaining to future uses of the IPO proceeds, the financing of the Company's working capital requirements and hedging of any market risk sensitive instruments. Results actually achieved thus may differ materially from expected results included in these statements.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE
         ABOUT MARKET RISK SENSITIVE INSTRUMENTS

The Company currently does not invest excess funds in derivative financial instruments or other market rate sensitive instruments for the purpose of managing its foreign currency exchange rate risk.

PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCCEEDS

In December 1996, Mastech completed the initial public offering of its Common Stock (Registration Number 33-14169). The net proceeds to the Company from the sale of the 3,400,000 pre-split shares of Common Stock offered by the Company (after deducting underwriting discounts, commissions and offering expenses paid by the Company) were approximately $45.6 million. The Company submitted its initial Form SR for filing with the Securities and Exchange Commission on March 20, 1997 reporting for the period from December 16, 1996 (the effective date of the Company's registration statement for its initial public offering) through March 16, 1997. The following table reflects, as of June 30, 1998 and for each of the three month periods ended, an estimate of the amount of net offering proceeds received by the Company from its initial public offering used for each of the purposes listed below:

                                                      (dollars in thousands)

                                   12/31/96     3/31/97      6/30/97      9/30/97     12/31/97      3/31/98     6/30/98     Total
                                   --------     -------      -------      -------     --------      -------     -------    -------
Tax payments                       $   --       $3,000       $1,900       $2,800       $3,100       $2,300      $   --     $13,100
Other working capital items            820       2,180          950          --         3,900        1,200          --       9,050
                                   --------     -------      -------      -------     --------      -------     -------    -------
Total working capital items            820       5,180        2,850        2,800        7,000        3,500          --      22,150
                                   ========     =======      =======      =======     ========      =======     =======    =======

S-corporation dividend                 --           --        6,300          --           --           --           --       6,300
Subsidiary loans                       --           --          --         4,050          --         3,000          --       7,050
Acquisition of Asia Pacific
  Computer consultants                 --           --          --            --        3,000          --           --       3,000
                                   --------     -------      -------      -------     --------      -------     -------    -------
                                   $   820      $5,180       $9,150       $6,850      $10,000       $6,500          --     $38,500
                                   ========     =======      =======      =======     ========      =======     =======    =======

On June 1, 1998, the Company acquired all of the issued and outstanding capital stock of Quantum Information Resources Limited, a Canadian corporation ("Quantum") pursuant to a business combination the terms of which were contained in that certain Combination and Exchange Agreement dated June 1, 1998 (the "Exchange Agreement"). Pursuant to the Exchange Agreement the shareholders of Quantum received 1,623,000 exchangeable non-voting shares of Quantum which are convertible into the same number of shares of the Company's common stock (the "Exchangeable Shares") and PNC Bank, National Association received 1 share of Series A Preferred Stock, as trustee for the shareholders of Quantum, pursuant to which such shareholders were granted the right to vote the Company common stock underlying the Exchangeable Shares. Based on representations made by the Quantum shareholders in the Exchange Agreement, the Company issued these securities pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The Annual Meeting of the Shareholders was held on June 1, 1998. Only holders of common stock of record at the close of business on March 27, 1998 were entitled to notice of and to vote at the Annual Meeting. As of that date, the Company had 23,669,476 shares of common stock outstanding.

         (c)  Matters  voted upon:

                Proposal 1 - Election of Ashok Trivedi and Ed Yourdon to the Board of Directors to hold office for a three-year term to expire in the year 2001. Votes for the election of Ashok Trivedi were cast in the following manner: 20,837,886 shares for and 6,455 shares withheld authority. Votes for the election of Ed Yourdon were cast in the following manner: 20,838,186 shares for and 6,155 shares withheld authority.

                Proposal 2 - To approve an Amendment to the Company's 1996 Incentive Stock Plan. Votes for Proposal 2 were cast in the following manner: 19,513,369 shares for, 728,289 shares against, 3,516 shares abstained, and no broker non-votes.

ITEM 5.  OTHER INFORMATION

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits:
       The following exhibits are being filed with this report:


Exhibit Number     Description                                             Page
-------------      -----------                                             ----

11.1               Statement regarding computation of per share earnings.    19
27                 Financial Data Schedule                                   20


(b)    Reports on Form 8-K:

       The Company did not file any Current Report on Form 8-K during the quarter ended June 30, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       MASTECH CORPORATION
                                           (REGISTRANT)


Dated:   August 14, 1998               /s/ Sunil Wadhwani
                                       Co-Chairman and Chief Executive Officer


Dated:   August 14, 1998               /s/ Jeffrey McCandless
                                       Vice President, Finance

                                 EXHIBIT INDEX


Exhibit Number    Description                                              Page
--------------    -----------                                              ----

11.1              Statement regarding computation of per share earnings.     19
27                Financial Data Schedule                                    20