Form 10-Q
period 1998-09-30
MASTECH CORP
filed 1998-11-16
CIK 1024732

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q



 [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998 or

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
The number of shares of the registrant's Common Stock, par value $.01 per share, outstanding as of September 30, 1998 was 49,041,861 shares.

                              MASTECH CORPORATION
                         QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                               TABLE OF CONTENTS

                                                                                                PAGE
                                                                                                ----
PART I.      FINANCIAL INFORMATION                                                                3

ITEM 1.      CONSOLIDATED FINANCIAL STATEMENTS:

             CONSOLIDATED INCOME STATEMENTS FOR THE THREE AND NINE MONTH PERIODS
             ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997                                      3

             CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 1998 AND DECEMBER 31, 1997           4

             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AS OF SEPTEMBER 30, 1998
             AND DECEMBER 31, 1997                                                                5

             CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
             SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997                                            6

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                           7

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                            10

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
             OF OPERATIONS                                                                       11

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURE
             ABOUT MARKET RISK SENSITIVE INSTRUMENTS                                             16

PART II.     OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS                                                                   17
ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS                                           17
ITEM 3.      DEFAULTS UPON SENIOR SECURITIES                                                     17
ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                 17
ITEM 5.      OTHER INFORMATION                                                                   17
ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K                                                    18

             SIGNATURES                                                                          19

             EXHIBIT INDEX                                                                       20

PART 1.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                              MASTECH CORPORATION
                        CONSOLIDATED INCOME STATEMENTS
                 (Dollars in Thousands Except Per Share Data)
                                  (Unaudited)


                                                 Three Months Ended September 30,     Nine Months Ended September 30,
                                                 --------------------------------     -------------------------------
                                                      1998               1997              1998              1997
                                                      ----               ----              ----              ----
Revenues                                            $103,405            $64,209          $277,575          $168,453
Cost of revenues                                      68,756             44,472           185,878           118,858
                                                    --------            -------          --------          --------
Gross profit                                          34,649             19,737            91,697            49,595

Selling, general and administrative                   19,685             12,148            52,933            32,557
                                                    --------            -------          --------          --------
Income from operations                                14,964              7,589            38,764            17,038

Merger related expenses                                 -                  -                3,212              -
Other income                                            (735)              (114)           (2,138)             (881)
                                                    --------            -------          --------          --------
Income before income taxes                            15,699              7,703            37,690            17,919
Provision for income taxes                             5,495              3,148            14,789             7,354
                                                    --------            -------          --------          --------
Net income                                          $ 10,204            $ 4,555          $ 22,901          $ 10,565
                                                    ========            =======          ========          ========
Net income per common share, basic and diluted      $   0.20            $  0.10          $   0.46          $   0.23
                                                    ========            =======          ========          ========

       The accompanying notes are an integral part of these consolidated financial statements.

                              MASTECH CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)


                                                             September 30, 1998    December 31, 1997
                                                             ------------------    -----------------
                                                                (Unaudited)            (Audited)
                         ASSETS
Current assets:
  Cash and cash equivalents                                       $ 23,928              $ 82,924
  Investments                                                       58,500                  -
  Accounts receivable, net                                          70,971                60,366
  Unbilled receivables                                              11,751                 1,829
  Employee and related party advances                                3,206                 2,578
  Prepaid and other assets                                           2,730                 1,511
  Deferred income taxes                                              3,636                 2,154
                                                                  --------              --------
    Total current assets                                           174,722               151,362

  Net equipment and leasehold improvements                          14,340                 8,775
  Intangible assets, net                                             5,980                 1,923
                                                                  --------              --------
Total assets                                                      $195,042              $162,060
                                                                  ========              ========
     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Revolving credit facilities                                     $   -                 $  6,905
  Accounts payable                                                   7,365                 5,319
  Accrued payroll and related costs                                 24,569                17,949
  Accrued income taxes                                               1,455                 2,005
  Other accrued liabilities                                         14,489                 8,256
                                                                  --------              --------
Total current liabilities                                           47,878                40,434

  Other long term liabilities                                          467                   490
  Deferred income taxes                                                884                 1,710

Shareholders' equity:

  Preferred stock, without par value: 20,000,000 shares
    authorized, 1 share and 0 shares of Series A Preferred
    Stock issued and outstanding, respectively                        -                     -
  Common stock, par value $0.01 per share:
    200,000,000 shares authorized, 49,041,861 and
    48,789,800 shares issued and outstanding, respectively             490                   252
  Additional paid-in capital                                       109,572               105,375
  Retained earnings                                                 36,637                14,722
  Deferred compensation                                               -                     (258)
  Net unrealized gain/(loss) on investments                            346                  -
  Currency translation adjustment                                   (1,232)                 (665)
                                                                  --------              --------
    Total shareholders' equity                                     145,813               119,426
                                                                  --------              --------
Total liabilities and shareholders' equity                        $195,042              $162,060
                                                                  ========              ========

       The accompanying notes are an integral part of these consolidated financial statements.

                              MASTECH CORPORATION
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            (Dollars in thousands)

                                        Common Stock           Series A Preferred     Additional
                                     --------------------     --------------------     Paid-in      Retained
                                     Shares     Par Value     Shares     Par Value     Capital      Earnings
                                     ------     ---------     ------     ---------    ---------     --------
Balance, December 31, 1997         48,789,800     $252          -          $  -       $105,375      $14,722

Net income                              -           -           -             -           -          22,901
Amortization of deferred
  compensation                          -           -           -             -           -            -
Exercise of stock options,
  includes effect of tax
  benefit recognized                  252,061        1          -             -          3,935         -
Two-for-one stock split
  effected in the form of a
  stock dividend paid on
  April 10, 1998                        -          237          -             -           -            (237)
Issuance of preferred stock             -           -           1             -           -            -
Non-cash merger costs                   -           -           -             -            262         -
Dividends-paid by Quantum               -           -           -             -           -            (749)
Net unrealized gain/(loss)
  on investments                        -           -           -             -           -            -
Currency translation
  adjustment                            -           -           -             -           -            -
                                   ----------     ----         --          ----       --------      -------
Balance, September 30, 1998
  (Unaudited)                      49,041,861     $490          1           $ -       $109,572      $36,637
                                   ==========     ====         ==          ====       ========      =======

                                                      Net          Currency         Total
                                   Deferred       Unrealized     Translation     Shareholders'
                                 Compensation     Gain/(Loss)     Adjustment        Equity
                                 ------------     -----------    -----------     -------------
Balance, December 31, 1997          $(258)           $  -          $  (665)        $119,426

Net income                             -                -             -              22,901
Amortization of deferred
  compensation                        258               -             -                 258

Exercise of stock options,
  includes effect of tax
  benefit recognized                   -                -             -               3,936

Two-for-one stock split
  effected in the form of a
  stock dividend paid on
  April 10, 1998                       -                -             -                -
Issuance of preferred stock            -                -             -                -
Non-cash merger costs                  -                -             -                 262
Dividends-paid by Quantum              -                -             -                (749)
Net unrealized gain/(loss)
  on investments                       -              346             -                 346
Currency translation
  adjustment                           -                -             (567)            (567)
                                    ------           ----          -------         --------
Balance, September 30, 1998
  (Unaudited)                       $  -             $346          $(1,232)        $145,813
                                    ======           ====          =======         ========

                              MASTECH CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                               Nine Months Ended September 30,
                                                               -------------------------------
                                                                  1998                 1997
                                                                  ----                 ----
CASH FLOW FROM OPERATIONS
Operations:
  Net income                                                    $ 22,901             $ 10,565
  Adjustments to reconcile net income to cash
    provided by operations:
      Depreciation and amortization                                2,390                1,073
      Allowance for uncollectible accounts                           326                  592
      Deferred income taxes, net                                  (1,448)                (943)
      Non-cash merger cost                                           262                 -
      Amortization of deferred compensation                          258                  389
      Amortization of bond premium                                   328                 -
    Working capital items:
      Accounts receivable and unbilled receivables               (20,853)             (24,780)
      Advances                                                      (628)                 668
      Prepaid and other assets                                    (2,125)                 (92)
      Accounts payable                                             2,046                  237
      Accrued and other current liabilities                       12,326                6,577
                                                                --------             --------
        Net cash flow from operations                             15,783               (5,714)
                                                                --------             --------
INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired                              (4,154)                -
  Additions to equipment and leasehold improvements               (7,858)              (4,150)
  Purchase of investments                                        (72,693)                -
  Sale of investments                                             13,866                 -
  Unrealized gain on investments                                     346                 -
                                                                --------             --------
        Net cash flow from investing activities                  (70,493)              (4,150)
                                                                --------             --------
FINANCING ACTIVITIES:
  Net (payments)/borrowings under revolving credit facilities     (6,905)               1,849
  Proceeds from exercise of stock options                          3,935                   32
  Dividends paid                                                    (749)              (6,772)
                                                                --------             --------
        Net cash flow from financing activities                   (3,719)              (4,891)
                                                                --------             --------

Effect of currency translation on cash                              (567)                  (2)
                                                                --------             --------
Net change in cash and cash equivalents                          (58,996)             (14,757)
Cash and cash equivalents, beginning of period                    82,924               46,566
                                                                --------             --------
Cash and cash equivalents, end of period                        $ 23,928             $ 31,809
                                                                ========             ========

Supplemental disclosure:
      Cash payments for interest                                $    167             $    224
                                                                ========             ========
      Cash payments for taxes                                   $ 15,642             $  7,485
                                                                ========             ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)




1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements included herein have been prepared by Mastech Corporation (the "Company") in accordance with generally accepted accounting principles for the interim financial information and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. The consolidated financial statements as of and for the quarter ended September 30, 1998 should be read in conjunction with the Company's consolidated financial statements (and notes thereto) included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Accordingly, the accompanying consolidated financial statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of the accompanying consolidated financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

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

4.  COMPREHENSIVE INCOME

During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which the Company adopted as of January 1, 1998. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, in a financial statement or footnote disclosure for the period in which they are recognized. The Company has chosen to disclose comprehensive income, which encompasses net income, foreign currency translation adjustments and net unrealized gain (loss) on investments, in the following table.


                                                Three Months Ended September 30,    Nine Months Ended September 30,
                                                -------------------------------     ------------------------------
                                                    1998          1997                   1998           1997
                                                    ----          ----                   ----           ----
(dollars in thousands)

Net income                                       $10,204        $4,555                 $22,901        $10,565
Other comprehensive gain (loss):
  Net unrealized gain (loss) on investment           346           -                       346            -
  Foreign currency translation adjustment            268           (73)                   (567)            (2)
                                                 -------        ------                 -------         ------
Total comprehensive income                       $10,818        $4,482                 $22,680        $10,563
                                                 =======        ======                 =======        =======

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

6.   ACQUISITIONS

QUANTUM

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

MC COMPUTER SERVICES

On July 1, 1998 the Company acquired privately-held MC Computer Services Pty Limited, ("MCCS") a Canberra, Australia-based information technology services provider. MCCS provides a wide range of high-level information technology services such as applications development, consultant services, systems analysis and design, and project management. The acquisition has been accounted for as a purchase and management expects it to be accretive to future earnings. Operating results have been included in the Company's consolidated financial statements since the date of acquisition, but pro forma information has not been presented because it is immaterial.

7.  ACQUISITION RELATED EXPENSES

In connection with the acquisition of Quantum, $3.2 million or $0.06 per share of acquisition-related costs and expenses were incurred and have been charged to expense in the second quarter of 1998.

8.  SUBSEQUENT EVENT

On October 28, 1998 the Company announced the acquisition of International MIS, Inc. ("IMIS"), a business and information technology consulting firm based in San Francisco, CA. IMIS provides the financial industry with high-level project management and business analysis consulting services. The acquisition will be accounted for as a purchase and management expects it to be accretive to future earnings.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Mastech Corporation:

We have reviewed the accompanying consolidated balance sheet of Mastech Corporation (a Pennsylvania Corporation) and subsidiaries as of September 30, 1998, and the related consolidated statements of income and shareholders' equity for the three month and nine month periods ended September 30, 1998 and 1997, and consolidated statements of cash flows for the nine month periods ended September 30, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management.

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

October 22, 1998

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

Mastech's revenues are derived from fees paid by clients for professional services. Historically, a substantial majority of the Company's projects have been client-managed. On client-managed projects, Mastech provides professional services as a member of the project team on a time-and-materials basis. The Company recognizes revenues on time-and-materials projects as the services are performed. On Mastech-managed projects, Mastech assumes responsibility for project management and bills the client on a time-and-materials or fixed-price basis. Revenues on fixed-price contracts are recognized by the percentage of completion method. Revenues from international operations do not include revenues generated through offshore software development centers on U.S. client engagements.

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

Mastech sells its services to large and medium-sized organizations. The Company's sales force is organized to meet the needs of the marketplace through four primary divisions: (i) the U.S. Client Services Division; (ii) the Solutions Division; (iii) the Enterprise Package Solutions Division; and (iv) the International Division.

The U.S. Client Services Division includes six geographic regions, each of which is directed by a Regional Director. Each region includes multiple new business development managers. These individuals use a proprietary database of several thousand prospects to telemarket Mastech's services nationally. The Company subsequently sends interested prospective clients a written proposal providing information about the Company, its approach and methodology, schedules, team members, pricing and terms.

The U.S. Client Services Division also focuses on developing national and global relationships with major systems integrators such as EDS, IBM, KPMG Peat Marwick, Ernst & Young and Oracle. Mastech assists these integrators in meeting their customers' needs by providing specialized technical expertise and complementary capabilities such as offshore development.

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

The International Division operates through offices in ten different countries. Each office is supervised by a Country Manager and supported by dedicated sales personnel that sell directly to new clients using an approach similar to the Company's U.S. sales approach. Additionally, these offices focus on leveraging Mastech's existing relationships with its U.S.-based multinational clients.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

Revenues.   The Company's revenues increased 61%, or $39.2 million to $103.4 million for the third quarter of 1998 from $64.2 million for the third quarter of 1997. Of this 61% growth in revenues, U.S. Client Services Division, Enterprise Package Solutions Division, and International Division contributed 24%, 19% and 18%, respectively. The increases in Enterprise Package Solutions and U.S. Client Services Divisions can be attributed to additional services provided to existing clients and continued market penetration. The increase in the International Division is primarily the result of increased market penetration primarily in Europe and Australia.


Gross Profit. Gross profit consists of revenues less cost of revenues. Cost of revenues consists primarily of salaries and employee benefits for billable IT professionals and the associated travel and relocation costs of these professionals, as well as the cost of the independent contractors used by the Company. Gross profit increased 75.6% to $34.6 million for the third quarter of 1998 from $19.7 million for the third quarter of 1997. Gross profit as a percentage of revenues for the current quarter of 33.5% increased when compared with 30.7% for the third quarter in 1997. The primary reasons for the increase in gross profits as a percentage of revenues were higher margins in the Enterprise Package Solutions Division and U.S. Client Services Division.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of costs associated with the Company's sales and marketing efforts, executive management, finance and human resource functions, facilities and telecommunication costs and other general overhead expenses. Selling, general and administrative expenses increased 62%, or $7.5 million to $19.7 million in the third quarter of 1998 from $12.1 million in the third quarter of 1997. The increase in selling, general and administrative expenses reflects the Company's continued investment in infrastructure and in the initiatives required to implement the Company's marketing strategies. These costs include the development of additional service offerings, the expansion of its global recruiting capabilities, the opening of additional international offices, the establishment of training centers and the continued expansion of its offshore software development centers.

Interest and Other Income (Expense), Net. Other income was $735,000 for the third quarter of 1998 compared to $114,000 for the third quarter of 1997. This increase in other income is the result of increased interest income from the investment of the net proceeds from the Company's secondary offering of common stock completed in December 1997.


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

Revenues.   The Company's revenues increased 65%, or $109.1 million to $277.6 million for the nine months ended September 30, 1998 from $168.5 million for the nine months ended September 30, 1997. Of this 65% growth in revenues, U.S. Client Services Division, Enterprise Package Solutions Division and International Division contributed 20%, 18% and 17%, respectively. The increases in Enterprise Package Solutions and U.S. Client Services Divisions can be attributed to additional services provided to existing clients and continued market penetration. The increase in the International Division is primarily the result of increased market penetration primarily in Europe and Australia.

Gross Profit. Gross profit consists of revenues less cost of revenues. Cost of revenues consists primarily of salaries and employee benefits for billable IT professionals and the associated travel and relocation costs of these professionals, as well as the cost of the independent contractors used by the Company. Gross profit increased 85% to $91.7 million for the nine months ended September 30, 1998 compared with $49.6 million for the same period in 1997. Gross profit as a percentage of revenues for the current nine-month period of 33% increased when compared with 29.4% for the same period in 1997.

The primary reasons for the increase in gross profits as a percentage of revenues were higher margins in the Enterprise Package Solutions Division, U.S. Client Services Division and Solutions Division.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of costs associated with the Company's sales and marketing efforts, executive management, finance and human resource functions, facilities and telecommunication costs and other general overhead expenses. Selling, general and administrative expenses increased 62.6%, or $20.4 million to $52.9 million for the nine month period ended September 30, 1998 from $32.6 million for the prior year period. The increase in selling, general and administrative expenses reflects the Company's continued investment in infrastructure and in the initiatives required to implement the Company's marketing strategies. These costs include the development of additional service offerings, the expansion of its global recruiting capabilities, the opening of additional international offices, the establishment of training centers and the continued expansion of its offshore software development centers.

Interest and Other Income (Expense), Net. Other income was $2.1 million for the year to date period ended September 30, 1998 compared to $881,000 for the same period in 1997. This increase in other income is the result of increased interest income from the investment of the net proceeds from the Company's secondary offering of common stock completed in December 1997.

LIQUIDITY AND CAPITAL RESOURCES

In December 1997, the Company completed the registration of 3,000,000 pre-split shares of the Company's common stock for sale to the public in an underwritten offering. The net proceeds to the Company of the offering were $51.3 million after deducting underwriting discounts, commissions and offering expenses paid by the Company. In addition, the net proceeds to the Company, generated from its initial public offering in December 1996, were approximately $45.6 million, after deducting underwriting discounts and commissions and offering expenses paid by the Company. The proceeds from both offerings have been used primarily for working capital and other general purposes. The remaining proceeds have been temporarily invested in short-term, investment grade, interest bearing securities.

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

Historically, the Company has financed its working capital requirements through internally generated funds and with the proceeds from the aforementioned offerings. The Company's financial statements reflect cash flow provided by operations of approximately $15.8 million for the nine months ended September 30, 1998, and cash flow used by operations of $5.7 million for the same period in 1997.

For the nine months ended September 30, 1998, the Company recorded its net purchase of investments of $58.5 million. These investments are classified as available-for-sale and recorded at fair value.

Capital expenditures for the nine months ended September 30, 1998 and 1997 were approximately $7.9 million and $4.2 million, respectively. During the nine-month periods ended September 30, 1998 and 1997, the Company spent approximately $3.5 million and $2.5 million, respectively on computer and related equipment to support its technical, consulting and administrative functions. The Company also spent approximately $3.1 million and $1.3 million during the same periods in 1998 and 1997, respectively, in connection with the buildout and other development of the infrastructure for its offshore software development and training facilities in India. During the next twelve months, the Company expects to incur approximately $2.0 million in remaining costs to license and implement its new management information system. A portion of this cost will be expensed.

Effective May 30, 1997, the Company replaced an existing revolving credit facility with a new $25.0 million revolving credit facility with PNC Bank, National Association (the "Facility"). The Facility bears interest at a rate equal to LIBOR plus 1.0% or prime at the Company's option and borrowings are unsecured. The Facility contains certain restrictive covenants and financial ratio requirements which would limit distributions to shareholders and additional borrowings. There were no borrowings outstanding against this facility as of September 30, 1998.

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

YEAR 2000

The Year 2000 ("Y2K") problem refers to problems which may occur because some computer systems currently record years in a two digit format. These computer systems may have difficulty recognizing or processing date information after December 31, 1999. The Y2K problem may also occur with embedded chips. The Company has been working to evaluate the potential effect of the Y2K problem on the Company's operations.

Internal Systems

The Company developed a plan to evaluate its key internal computer systems. The plan consisted of the following four phases: Inventory; Evaluation/Assessment of Y2K Risk; Remediation and Testing. The Company has completed all phases of evaluation for the internal financial and operational systems located at the corporate headquarters of the Company. Based upon written documentation and information available on vendor websites, certain testing procedures for business critical hardware and software were developed and implemented by the Company. An independent third party reviewed both vendor information, testing results, and conducted other tests to validate work performed. As a result of this, the Company does not believe that the internal computer systems at its corporate headquarters will experience significant Y2K problems.

The Company is in various phases of evaluation with respect to other locations of the Company in the United States and foreign sites. The Company expects that it will complete the evaluation of all of its locations by January 31, 1999.

Cost of Year 2000 Compliance Efforts

The Company does not expect to incur substantial costs with respect to its Y2K compliance efforts and the Company has not deferred other information technology projects as a result of the Y2K problem. To date, the Company has incurred expenses totaling approximately $69,000 and anticipates that its total expenses will not exceed $175,000. These figures are primarily reflective of the costs associated with the use of third parties to review and validate work performed and the costs assessing Y2K problems relating to or arising with respect to third parties. The cost estimates do not include the cost of internal efforts by Company personnel. The Company has not separately accounted for these internal costs.

Third Party Relationships

The Company has contacted its key vendors regarding their Y2K compliance efforts. Although the Company has received some information from its vendors regarding their Y2K compliance efforts, there can be no assurance that the Company will not experience disruptions in its ability to conduct its business because of Y2K problems experienced by the Company's vendors.

In addition, the Company has contacted its key customers regarding their Y2K compliance efforts. Although the Company has received some information from its customers regarding their Y2K compliance efforts, there can be no assurance that such customers will not experience disruptions in their business which would result in material adverse affects to the Company. One example of a worst case scenario would be a failure in the accounting systems of a significant number of the Company's key clients due to the Y2K problem that resulted in a delay in the payment of invoices issued by the Company for services and expenses.

Potential Liability to Third Parties

The Company has participated in Y2K remediation projects for some of its customers. Although the Company has no reason to believe that any such work will result in litigation against the Company, it is possible that the Company could be materially adversely affected by litigation in connection with the Y2K remediation services provided by the Company.

The Company's policy has been to attempt to include provisions in client contracts that, among other things, disclaim implied warranties, limit the duration of express warranties, limit the Company's liability to the amount of fees paid by the client to the Company in connection with the project, and disclaim any liability arising from third-party software that is implemented, customized or installed by the Company. The Company also maintains insurance to protect against potential liability in connection with Y2K remediation services provided by the Company. There can be no assurance that the Company will be able to obtain the desired contractual protections in agreements, or that any such contractual provisions will prevent clients from asserting claims against the Company with respect to the Y2K issue. There also can be no assurance that the contractual protections, if any, obtained by the Company or the insurance coverage will operate to protect the Company from, or adequately limit the amount of, any liability arising from claims asserted against the Company.

Contingency Plan

The Company is developing a contingency plan to address various situations which may result if the Company experiences Y2K problems. The plan will include identification of major systems, dependencies on third parties and resources and strategies necessary to restore operations or work around failures. It is expected that the contingency plan will be completed by April 30, 1999. There can be no assurance that the contingency plan developed by the Company will adequately protect the Company from internal Y2K problems or prevent service interruption or failures experienced by customers and suppliers from having a material adverse effect on the Company.

Demand for Year 2000 Services

Many of the Company's clients need to repair or replace their legacy systems because of Y2K issues. The Company believes this is favorably impacting the demand for its services and products. The Company provides certain direct Y2K services, the market for which the Company expects to diminish over time. The Company also believes that as companies focus on Y2K issues, other less critical projects may not be initiated or may be suspended. Because the Company provides a broad range of information technology services, the Company does not expect a decrease in the overall demand for its services as the Y2K problem is addressed. However, given the lack of precedent for an issue of this nature, the Company's ability to accurately forecast the impact of the Y2K issue on its future financial performance is limited.




CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS
OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The statements contained in the section captioned Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company's present expectations or beliefs concerning future events. The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements including statements pertaining to future uses of the IPO proceeds, the financing of the Company's working capital requirements, hedging of any market risk sensitive instruments, the accretive effect on earnings of acquisitions and the impact of the Year 2000 issue. Results actually achieved thus may differ materially from expected results included in these statements.

In order to meet client demand for the Company's services, the Company expects to continue to increase its professional staff and may open additional sales and operations offices in North America and internationally. Although the Company's plans to hire personnel and to possibly open additional offices are in response to increased demand for the Company's services, a portion of these expenses will be incurred in anticipation of increased demand. Operating results and liquidity may be adversely affected if market demand and revenues do not increase as anticipated. As the Company expands its international operations, a number of factors, including market acceptance of the Company's services, significant fluctuations in currency exchange rates, and changes in general economic, political, and regulatory conditions, could adversely affect future results and liquidity.


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

PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

In December 1996, Mastech completed the initial public offering of its Common Stock (Registration Number 33-14169). The net proceeds to the Company from the sale of the 3,400,000 pre-split shares of Common Stock offered by the Company (after deducting underwriting discounts, commissions and offering expenses paid by the Company) were approximately $45.6 million. The Company submitted its initial Form SR for filing with the Securities and Exchange Commission on March 20, 1997 reporting for the period from December 16, 1996 (the effective date of the Company's registration statement for its initial public offering) through March 16, 1997. The following table reflects, as of September 30, 1998, and for each of the previous quarterly periods an estimate of the amount of net offering proceeds used by the Company and the purpose for which they were used:


                                                              (dollars in thousands)

                                 12/31/96   3/31/97   6/30/97   9/30/97   12/31/97   3/31/98   6/30/98   9/30/98    Total
                                 --------   -------   -------   -------   --------   -------   -------   -------   -------
Tax payments                      $   -     $ 3,000   $ 1,900   $ 2,800   $ 3,100    $ 2,300   $  -      $  -      $13,100
Other working capital items          820      2,180       950       -       3,900      1,200      -         -        9,050
                                  ------    -------   -------   -------   -------    -------   -------   -------   -------
Total working capital items          820      5,180     2,850     2,800     7,000      3,500      -         -       22,150
                                  ======    =======   =======   =======   =======    =======   =======   =======   =======

S-corporation dividend                -         -        6,300      -          -         -         -         -        6,300
Subsidiary loans                      -         -          -       4,050       -        3,000      -         -        7,050
Acquisition of Asia Pacific
    Computer consultants              -         -          -        -        3,000       -         -         -        3,000
                                  ------     -------   -------   -------   -------    -------   -------   -------   -------
                                  $  820     $ 5,180   $ 9,150   $ 6,850   $10,000    $ 6,500   $  -      $  -      $38,500
                                  ======     =======   =======   =======   =======    =======   =======   =======   =======

On June 1, 1998, the Company acquired all of the issued and outstanding capital stock of Quantum Information Resources Limited, a Canadian corporation ("Quantum") pursuant to a business combination the terms of which were contained in that certain Combination and Exchange Agreement dated June 1, 1998 (the "Exchange Agreement"). Pursuant to the Exchange Agreement the shareholders of Quantum received 1,623,000 exchangeable non-voting shares of Quantum which are convertible into the same number of shares of Mastech common stock (the "Exchangeable Shares") and PNC Bank, National Association received 1 share of Series A Preferred Stock, as trustee for the shareholders of Quantum, whereby such shareholders were granted the right to vote the Company common stock underlying the Exchangeable Shares. Based on representations made by the Quantum shareholders in the Exchange Agreement, the Company issued the Exchangeable Shares pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None.

ITEM 5.  OTHER INFORMATION


Government Regulation of Immigration

The Company recruits its IT professionals on a global basis and, therefore, must comply with the immigration laws in the countries in which it operates, particularly the U.S. Over 90% of Mastech's IT professionals are citizens of other countries, with most of those in the U.S. working under H-1B temporary visas. On October 22, 1998, the "American Competitiveness and Workforce Improvement Act" was signed into law. The H-1B annual quota for fiscal year 1999 was increased from 65,000 to 115,000. The quota for fiscal years 2000 and 2001 will be 115,000 and 107,500 respectively. If the Company is unable to obtain H-1B visas for its employees in sufficient quantities or at a sufficient rate for a significant period of time, the Company's business, operating results and financial condition could be adversely affected.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         The following exhibits are being filed with this report:


Exhibit Number   Description                                               Page
--------------   -----------                                               ----

10.1             Amended and Restated 1996 Stock Incentive Plan             21
11.1             Statement regarding computation of per share earnings.     34
27               Financial Data Schedule                                    35


(b)       Reports on Form 8-K:

          The Company did not file any Current Report on Form 8-K during the quarter ended September 30, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      MASTECH CORPORATION
                                          (REGISTRANT)


Dated:   November 16, 1998            /s/ Sunil Wadhwani
                                      Co-Chairman and Chief Executive Officer


Dated:   November 16, 1998            /s/ Jeffrey McCandless
                                      Vice President, Finance

                                 EXHIBIT INDEX


Exhibit Number     Description                                             Page
--------------     -----------                                             ----

10.1               Amended and Restated 1996 Stock Incentive Plan           21
11.1               Statement regarding computation of per share earnings.   34
27                 Financial Data Schedule                                  35