Form 10-K
period 1998-12-31
MASTECH CORP
filed 1999-03-31
CIK 1024732

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 ------------

                                   FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1998

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 000-21755

                              MASTECH CORPORATION
            (Exact name of registrant as specified in its charter)

                  PENNSYLVANIA                                      25-1802235
          (State or other jurisdiction                           (I.R.S. Employer
       of incorporation or organization)                       Identification No.)

                1004 McKee Road                                       15071
             Oakdale, Pennsylvania                                  (Zip Code)
    (Address of principal executive offices)

      Registrant's telephone number, including area code: (412) 787-2100

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 26, 1999 (based on the closing price of such stock as reported by NASDAQ on such date) was $507,393,462.

The number of shares of the registrant's Common Stock, par value $.01 per share, outstanding as of February 26, 1999 was 50,330,605 shares.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K [_]

                      Documents Incorporated By Reference

Portions of the Corporation's Proxy Statement, prepared for the Annual Meeting of Shareholders scheduled for June 1, 1999, to be filed with the Commission are incorporated by reference into Part III of this report.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              MASTECH CORPORATION

                                 1998 FORM 10-K

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                       PART I
 Item 1.  Business.......................................................     3
 Item 2.  Properties.....................................................    14
 Item 3.  Legal Proceedings..............................................    14
 Item 4.  Submission of Matters to a Vote of Security Holders............    14
                                      PART II
            Market for Registrant's Common Equity and Related Stockholder
 Item 5.  Matters........................................................    15
 Item 6.  Selected Financial Data........................................    16
          Management's Discussion and Analysis of Financial Condition and
 Item 7.  Results of Operations..........................................    17
 Item 7A. Quantitative and Qualitative Disclosures About Market Risk.....    24
 Item 8.  Financial Statements and Supplementary Data....................    24
          Changes in and Disagreements with Accountants on Accounting and
 Item 9.  Financial Disclosure...........................................    48
                                      PART III
 Item 10. Directors and Executive Officers of Registrant.................    49
 Item 11. Executive Compensation.........................................    49
 Item 12. Security Ownership of Certain Beneficial Owners and Management.    49
 Item 13. Certain Relationships and Related Transactions.................    49
                                      PART IV
           Exhibits, Financial Statement Schedules and Reports on Form 8-
 Item 14. K..............................................................    50

                                    PART I

ITEM 1. BUSINESS

(a) Summary

  Mastech Corporation, a Pennsylvania corporation, incorporated on November 12, 1996 is a worldwide provider of information technology ("IT") services to large and medium-sized organizations. Mastech Systems, a Pennsylvania corporation through which the business of the Company has been conducted since its inception in July 1986, is an indirect, wholly owned subsidiary of Mastech Corporation. Mastech Corporation, and its direct and indirect wholly owned subsidiaries shall hereinafter be referred to as "Mastech" or the "Company".

  Mastech provides its clients with a single source for a broad range of applications solutions and services, including client/server design and development, software modernization services, enterprise resource planning ("ERP") package implementation services, E-Business solutions, customer interaction management, applications maintenance outsourcing and Year 2000 services. These services are provided in a variety of computing environments and use leading technologies, including client/server architectures, object-oriented programming languages and tools, distributed database management systems and the latest networking and communications technologies. To enhance its services, Mastech has formed business alliances with leading software companies such as Oracle, PeopleSoft, SAP, Siebel and Genesys. In addition, the Company has developed its own proprietary methodologies and tools, under the name SmartAPPS, that enhance the productivity of the Company's Year 2000 and other services.

(b) Financial Information

  The Company's management allocates business resources principally among three business units; the U.S. Client Services group, the High Value Services group and the International Client Services group. The financial results and data applicable to each, as well as their financing requirements (if any) are set forth in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes to Consolidated Financial Statements. Other financial information about the operations of the Company are found on pages 16 and 17 of this Form 10-K. Services rendered by the Company's international offices are considered international operations. The Company has no export revenues.

(c) Services

  Mastech provides its clients with a single source for a broad range of IT applications solutions and services, including: (i) client/server design and development; (ii) conversion/migration services; (iii) ERP package implementation services; (iv) E-Business solutions; (v) applications maintenance outsourcing; and (vi) Year 2000 services. These services are provided in a variety of computing environments and use leading technologies including client/server architectures, object-oriented programming languages and tools, distributed database management systems, groupware and the latest networking and communications technologies. In addition, the Company has developed proprietary SmartAPPS methodologies and tools to enhance productivity.

  The Company's revenues are derived from fees paid by clients for professional services. Historically, a substantial majority of the Company's projects have been client-managed. On client-managed projects, Mastech provides professional services as a member of the project team on a time-and-materials basis. The Company recognizes revenues on time-and-materials projects as the services are performed. On Mastech-managed projects, Mastech assumes responsibility for project management and bills the client on a time-and-materials or fixed-price basis. Fixed-price contracts are recognized by the percentage of completion method. Revenues generated through offshore software development centers on U.S. client engagements are included in U.S. revenues.

  The Project Control Office ("PCO"), located in the Company's headquarters, provides project management oversight for all North American client engagements. For offshore projects, the PCO is the point of contact during client business hours, establishing a clear line of communication with the project teams in India and the United States. Mastech uses a proprietary Lotus Notes-based Global Project Tracking System to facilitate project management and control. The Company also utilizes PC conferencing tools to conduct "virtual" meetings.

  The Company offers many of its services through an existing offshore software development center in Bangalore, India which is connected via secure, high-speed satellite links to the Company's headquarters and client sites. Mastech has increased its offshore capacity by developing additional offshore software development centers in Pune and Madras, India. Offshore software development offers clients certain advantages as compared to domestic development, including: (i) significant cost savings; (ii) faster delivery, as larger teams can be deployed; (iii) virtual 24-hour project schedules, due to the time difference between North America and India; and (iv) improved access to a large pool of IT professionals.

  The Company's services are described below:

         METHODS/TOOLS                             SERVICES
-------------------------------  ---------------------------------------------
                     Client/Server Design and Development
 . Languages: C/C++, Visual       . Project management
  Basic, Delphi SmallTalk, Java
 . Tools: Powerbuilder, Gupta,    . Requirements analysis and definition
  Developer/2000, Lotus Notes
 . DBMS/4GLs: Oracle, Informix,   . Evaluation and selection of applications
  Sybase, Unify, SQLServer         packages
 . GUI: Windows, Motif, X-        . Prototyping and re-use
  Windows, OpenLook
 . CASE Tools: Oracle*CASE, IEF,  . Data modeling, data warehousing
  Bachman
                                 . Applications systems design and development
                                 . Database design and administration
                                 . Systems development and implementation
                                 . Technology education and training
                             Conversion/Migration
 . SmartAPPS Methodology          . Project management
 and Automated Conversion Tools  . Automated tools development
                                 . User interface conversion
                                 . Code conversion and testing
                                 . Control language conversion
                                 . Data migration
                                 . Cutover and implementation
                          ERP Package Implementation
 . Oracle Applications            . Project planning
 . PeopleSoft                     . Customization
 . SAP R/3                        . Integration
 . Seibel                         . Migration
 . Genesys                        . Database design and administration
 . J.D. Edwards                   . Systems support
                                 . Training
                                 . Intranet/Extranet design and implementation

       METHODS/TOOLS                              SERVICES
---------------------------  --------------------------------------------------
                             E-Business Solutions
 . SmartAPPS Net              . Intranet/Extranet design and implementation
 . Languages: Java,           . Consulting services
  Javascript, HTML, C++,
  CGI
 . Tools: NetDynamics,        . Enterprise Java application development
  ColdFusion, Net.Commerce,    and deployment
  MS interdevelopment
 . DBMS/4GLs: Oracle,         . Web-enablement of databases and legacy
  Sybase, Progress,            systems
  Informix, SQL Server
 . Methodologies: UML for
 Java,
 . JavaBeans Component
  Framework for Enterprise
  Java component
  development
                     Applications Maintenance Outsourcing
 . SmartAPPS Maintain         . Project planning
  Methodology and Tools
                             . Baseline assessment and service level definition
                             . Process enhancements
                             . Modifications/enhancements to functionality
                             . Interfaces and integration with new systems
                             . Configuration management
                             . Documentation and standardization
                             . Applications productivity improvement
                             . Trouble-shooting and problem resolution
                             . 24-hours, 7-days per week emergency support
                                  Year 2000
 . SmartAPPS 2000 Impact      . Impact analysis
  Assessment and Automated
  Conversion Tools
 . Viasoft                    . Project planning
 . Microfocus Revolve         . Year 2000 conversion
                             . Compliance testing and validation
                             . Cutover and implementation

Additional Services--Education and Training

  Mastech's Education and Training Department provides employees with basic and advanced courses in key technologies such as Oracle, PowerBuilder, VisualBasic, Java and ERP packages including Oracle Applications, SAP, J.D. Edwards, PeopleSoft, Siebel and Genesys. Mastech has expanded its training programs and courseware to offer them to its clients as a distinct value-added service. The Company has piloted this service with selected clients and has received positive feedback.

Sales and Marketing

  Mastech sells its services to large and medium-sized organizations through a sales force of approximately 150 professionals. Previously, the Company's sales force was organized as four groups. To meet the needs of the marketplace more effectively, the Company's sales force is currently organized into three primary groups: (i) the U.S. Client Services group; (ii) the High Value Services group; and (iii) the International Client Services group. Sales directors and representatives in each group are highly incentivized to cross-sell the services of other groups.

  The U.S. Client Services group is divided into geographic regions, each of which is directed by a Manager or Regional Director. Each region includes multiple new business development managers. These individuals use a proprietary database of several thousand prospects to telemarket Mastech's services nationally. The Company subsequently sends interested prospective clients a written proposal providing information about the Company, its approach and methodology, schedules, team members, pricing and terms. Mastech leverages the mobility of its software professionals and its cost-effective telephone selling model to service all areas of the United States. Each geographic region also includes Corporate Account Managers who are responsible for selling Mastech's services to existing clients. These managers, Regional Directors and senior management meet frequently on a direct, face-to-face basis with clients.

  The U.S. Client Services group also focuses on developing national and global relationships with major systems integrators such as EDS, IBM, KPMG, Ernst & Young and Oracle. Mastech assists these integrators in meeting their customers' needs by providing specialized technical expertise and complementary capabilities such as offshore development.

  The High Value Services group manages engagements and provides IT professionals trained in ERP package implementation services. This group works directly with end-user clients and also as partners with both the ERP software vendors and systems integrators on teamed implementation efforts. This group is also responsible for securing and managing Mastech-managed engagements and Year 2000 services.

  The International Client Services group operates through offices in nine different countries. Each office is supervised by a Country Manager and supported by dedicated sales personnel that sell directly to new clients using an approach similar to the Company's U.S. sales approach. Additionally, these offices focus on leveraging Mastech's existing relationships with its U.S.- based multinational clients. These relationships are particularly strong with global systems integrators and often provide a foundation on which each of Mastech's international offices can build.

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

Clients

  Substantially all of the Company's clients are large and medium-sized organizations. During the year ended December 31, 1998, the Company provided services to over 900 clients worldwide in a diverse range of industries. The Company's strategy is to maximize its client retention rate and secure follow-on engagements by providing high-quality services and client responsiveness. A significant number of the Company's clients have selected Mastech on a recurring basis to provide additional services.

  The Company is a preferred vendor for several large organizations, including Associates Bancorp, Bank of America, EDS and IBM Year 2000 Global Services. As a preferred vendor, the Company is one of a limited number of service providers to these organizations, enabling it to sell its services more effectively. The Company is aggressively pursuing additional preferred vendor arrangements in order to obtain new or additional business from large and medium-sized organizations. These contracts generally result in lower margins due to negotiated discounts, but are expected to generate higher revenues with lower selling costs.

  Organizations to which the Company has provided, or is providing, services include:

Consumer Products   Manufacturing   Telecommunications    Transportation
-----------------  ---------------- ------------------ ---------------------
  Philip Morris       Ford Motor         AirTouch      Carnival Cruise Lines
      Sears        General Electric     Ameritech         Royal Caribbean
    Wal-Mart           Hitachi             AT&T            Union Pacific
  Circuit City          Intel              MCI              J. B. Hunt
     K-Mart                           U.S. Cellular
     Kellogg                          America Online
     Gateway

                                        Financial                          Integrators &
      Health Care                       Services                              Vendors
------------------------             ---------------                       -------------
 Blue Cross/Blue Shield              Bank of America                        Cap Gemini
Kaiser Foundation Health                Citibank                                EDS
         Merck                        The Hartford                         Ernst & Young
                                       NationsBank                              IBM
                                                                              Oracle
                                                                            Sabre Group
                                                                              Unisys

  During the year ended December 31, 1998, approximately 23% of the Company's revenues were derived from its top five clients (EDS, IBM, General Electric, Sabre Group and Unisys Corporation). EDS accounted for approximately 11% of the Company's revenues for the year ended December 31, 1998.

Human Resources

  The Company's success depends in large part on its ability to attract, develop, motivate and retain highly skilled IT professionals. The Company has over 80 full-time employees dedicated to recruiting IT professionals and managing its human resources. The Company recruits in a number of countries, including India, the U.S., Canada, The U.K., Singapore, Australia, the Philippines, Russia, Bulgaria, Brazil, Sri Lanka and South Africa. The Company advertises in leading newspapers and trade magazines. In addition, the Company's employees are a valuable recruiting tool and are actively involved in referring new employees and screening candidates for new positions. Mastech uses a standardized global selection process which includes interviews, tests and reference checks.

  The Company's Resource Managers use a proprietary system to manage the employees and candidates in the Company's talent pool. This system enables the Company to quickly identify appropriate IT professionals for various client engagements. This database, which currently holds profiles on several thousand IT professionals, catalogs individual technical profiles and stores information pertaining to each individual's location, availability, mobility and other factors.

  The Company has a focused retention strategy that includes career planning, training, benefits and an incentive plan. The Company's benefits package includes Company-subsidized health insurance, group life insurance, a long-term disability plan, Company-subsidized health club memberships and tuition reimbursement. The Company intends to continue to use stock options as part of its recruitment and retention strategy. The Company also has an extensive training infrastructure. The Company's Education and Training Department trains employees on a variety of platforms and helps them transition from legacy to client/server skills by providing cross-platform training in new technologies. The Company is implementing an intranet to allow its employees to access its courseware and computer-based training modules via the Internet so that the training is available to all employees worldwide at their individual convenience and pace.

  Mastech's IT professionals typically have Master's or Bachelor's degrees in Computer Science or another technical discipline and two to ten years of IT experience. As of December 31, 1998, the Company had approximately 4,700 employees comprised of 4,000 IT professionals, 229 sales and recruiting personnel and approximately 500 general and administrative personnel. As of December 31, 1998, approximately 37% of the Company's worldwide workforce was working under H-1B temporary work permits in the United States. See "Risk Factors-- Government Regulation of Immigration." In addition, the Company uses independent contractors to support client engagements. As of December 31, 1998, the Company had approximately 800 independent contractors working on client engagements.

Competition

  The IT services industry is highly competitive and served by numerous national, regional and local firms, all of which are either existing or potential competitors of the Company. Primary competitors include participants from a variety of market segments, including "Big Five" accounting firms, systems consulting and implementation firms, applications software firms, service groups of computer equipment companies, general management consulting firms, programming companies and temporary staffing firms. Many of these competitors have substantially greater financial, technical and marketing resources and greater name recognition than the Company. In addition, there is a risk that clients may elect to increase their internal IT resources to satisfy their applications solutions needs. The Company believes that the principal competitive factors in the IT services industry include the range of services offered, technical expertise, responsiveness to client needs, speed in delivering IT solutions, quality of service and perceived value. The Company believes that it competes favorably with respect to these factors.

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

  Software developed by the Company in connection with a client engagement is typically assigned to the client. In limited situations, the Company may retain ownership or obtain a license from its client, which permits Mastech or a third party to market the software for the joint benefit of the client and Mastech or for the sole benefit of Mastech.

Recent Developments

  On January 29, 1999, the Company acquired Global Resource Management ("GRM") of Jacksonville, Florida. GRM provides information technology consulting and support services to large companies for mission-critical projects. The Company has expertise in network support and industry-specific solutions in the telecommunications, healthcare and insurance industries. GRM will continue its operations in Jacksonville as part of Mastech's southeast operations, which are headquartered in Atlanta.

  On January 9, 1999, the Company acquired Direct Resources Scotland Limited of Edinburgh, Scotland, an IT services firm focusing on the financial services industry. Direct Resources will be headquartered in Edinburgh as part of the Company's European operations which are operated through Mastech's London office.

  On January 4, 1999, the Company acquired all the issued and outstanding capital stock of the Amber Group, an SAP services company which provides integrated consulting, development, implementation and training. The transaction was a stock purchase and will be accounted for as a pooling of interests. The Amber Group works exclusively with SAP systems, helping its clients achieve efficiency in financials, logistics, and human resources among others.

  On October 26, 1998, the Company acquired International MIS, Inc. ("IMIS"), a business and information technology consulting firm based in San Francisco, California. IMIS provides the financial industry with high-level project management and business analysis consulting services.

RISK FACTORS

Recruitment and Retention of IT Professionals

  The Company's business involves the delivery of professional services and is labor-intensive. The Company's success depends upon its ability to attract, develop, motivate and retain highly skilled IT professionals and project managers, who possess the technical skills and experience necessary to deliver the Company's services. Qualified IT professionals are in great demand worldwide and are likely to remain a limited resource for the foreseeable future. There can be no assurance that qualified IT professionals will continue to be available to the Company in sufficient numbers, or that the Company will be successful in retaining current or future employees. Failure to attract or retain qualified IT professionals in sufficient numbers could have a material adverse effect on the Company's business, operating results and financial condition. Historically, the Company has done most of its recruiting outside of the countries where the client work is performed. Accordingly, any perception among the Company's IT professionals, whether or not well founded, that the Company's ability to assist them in obtaining temporary work visas and permanent residency status has been diminished, could lead to significant employee attrition. In the first eight months of 1996, the Company experienced a higher than normal rate of employee attrition because the Company was experiencing delays in securing the first-stage approval for permanent residency status for its foreign employees working in the U.S. This attrition resulted in the Company incurring increased costs for IT professionals and a reduction in its revenue growth. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Overview."

Government Regulation of Immigration

  The Company recruits its IT professionals on a global basis and, therefore, must comply with the immigration laws in the countries in which it operates, particularly the United States. As of December 31, 1998, approximately 37% of the Company's worldwide workforce were working under H-1B temporary work permits in the United States. Government regulation limits the number of new H-1B permits that may be approved in a fiscal year. On October 22, 1998, the "American Competitiveness and Workforce Improvement Act" was signed into law. The H-1B annual quota for fiscal year 1999 was increased from 65,000 to 115,000. The quota for fiscal years 2000 and 2001 will be 115,000 and 107,500 respectively. If the Company is unable to obtain H-1B visas for its employees in sufficient quantities or at a sufficient rate for a significant period of time, the Company's business, operating results and financial condition could be adversely affected.

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

Increasing Significance of Non-U.S. Operations and Risks of International Operations

  The Company's international consulting and offshore software development operations are important elements of its growth strategy. The Company opened offices in Canada and Singapore in 1995, Japan and the

U.K. in 1996, and Australia, the Netherlands and the Middle East during 1997. During 1998, the Company opened offices in Switzerland and South Africa and closed the office in the Middle East. These operations depend greatly upon business, immigration and technology transfer laws in those countries, and upon the continued development of technology infrastructure. There can be no assurance that the Company's international operations will be profitable or support the Company's growth strategy. The risks inherent in the Company's international business activities include unexpected changes in regulatory environments, foreign currency fluctuations, tariffs and other trade barriers, difficulties in managing international operations and potential foreign tax consequences, including repatriation of earnings and the burden of complying with a wide variety of foreign laws and regulations. The failure of Mastech to manage growth, attract and retain personnel, manage major development efforts, profitably deliver services, or a significant interruption of the Company's ability to transmit data via satellite, could have a material adverse impact on the Company's ability to successfully maintain and develop its international operations and could have a material adverse effect on the Company's business, operating results and financial condition.

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

Exposure to Regulatory and General Economic Conditions in India

  A significant element of the Company's business strategy is to increase the utilization of its offshore software development centers in India. Mastech has utilized an offshore software development center in Bangalore for approximately two years and has opened two more centers in Pune and Madras, India during 1998. The Company also operates recruiting and training centers in India. The Indian government exerts significant influence over its economy. In the recent past, the Indian government has provided significant tax incentives and relaxed certain regulatory restrictions in order to encourage foreign investment in certain sectors of the economy, including the technology industry. Certain of these benefits that directly affect the Company include, among others, tax holidays (temporary exemptions from taxation on operating income), liberalized import and export duties and preferential rules on foreign investment and repatriation. To be eligible for certain of these tax benefits, the Company must continue to meet certain conditions. A failure to meet such conditions in the future could result in the cancellation of the benefits. There can be no assurance that such tax benefits will be continued in the future at their current levels. Changes in the business or regulatory climate of India could have a material adverse effect on the Company's business, operating results and financial condition.

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

Intense Competition

  The IT services industry is highly competitive and served by numerous national, regional and local firms, all of which are either existing or potential competitors of the Company. Primary competitors include participants from a variety of market segments, including "Big Five" accounting firms, systems consulting and implementation firms, applications software firms, service groups of computer equipment companies, general management consulting firms, programming companies and temporary staffing firms. Many of these competitors have substantially greater financial, technical and marketing resources and greater name recognition than the Company. There are relatively few barriers to entry into the Company's markets and the Company may face additional competition from new entrants into its markets. In addition, there is a risk that clients may elect to increase their internal IT resources to satisfy their applications solutions needs. Further, the IT services industry is undergoing consolidation which may result in increasing pressure on margins. These factors may limit the Company's ability to increase prices commensurate with increases in compensation. There can be no assurance that the Company will compete successfully with existing or new competitors.

Concentration of Revenues; Risk of Termination

  The Company has in the past derived, and may in the future derive, a significant portion of its revenues from a relatively limited number of clients. The Company's five largest clients represented approximately 23%, 24% and 23% of revenues for the years ended December 31, 1998, 1997 and 1996, respectively. EDS accounted for approximately 11%, 11% and 7% of the Company's revenues for the years ended December 31, 1998, 1997 and 1996, respectively. Most of the Company's projects are terminable by the client without penalty. An unanticipated termination of a major project could result in the loss of substantial anticipated revenues and could require the Company to maintain or terminate a significant number of unassigned IT professionals, resulting in a higher number of unassigned IT professionals and/or significant termination expenses. The loss of any significant client or project could have a material adverse effect on the Company's business, operating results and financial condition.

Management of Growth

  The Company's business has experienced rapid growth over the years that could strain the Company's managerial and other resources. Revenues have grown to $390.9 million in 1998 from $97.5 million in 1994. The number of employees (excluding independent contractors) has grown to over 4,700 as of December 31, 1998. The Company's continued growth depends on adding key managers, increasing its international operations, adding service lines and growing its offshore infrastructure. The Company has broadened its range of services to include client/server design and development, software modernization services, enterprise resource planning ("ERP") package implementation services, E-Business solutions, customer interaction management, applications maintenance outsourcing and Year 2000 services. The Company opened offices in Canada and Singapore in 1995, Japan and the U.K. in 1996, and Dallas, Texas, Australia, the Netherlands and the Middle East during 1997. During 1998, the Company opened offices in Switzerland and South Africa and closed the office in the Middle East. In addition, the Company's offshore software development center in Bangalore has been operational for over two years and centers in Pune and Madras, India became operational during 1998. Effective management of these growth initiatives will require the Company to continue to improve its operational, financial and other management processes and systems. The failure to manage growth effectively could have a material adverse effect on the Company's business, operating results and financial condition.

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

Growth Through Business Combinations

  As an integral part of its business strategy, the Company intends to continue to expand by acquiring information technology businesses. The Company continuously evaluates potential business combinations and aggressively pursues attractive transactions. From December 1997, through February 1999, the Company completed seven business combinations. The success of this strategy depends not only upon the Company's ability to identify and acquire businesses on a cost-effective basis, but also upon its ability to integrate acquired operations into its organization effectively, to retain and motivate key personnel and to retain clients of acquired businesses. There can be no assurance that the Company will be able to identify, acquire or profitably manage additional businesses or successfully integrate any acquired businesses into the Company without substantial expenses, delays or other operational or financial problems. Further, acquisitions may involve a number of special risks, including diversion of management's attention, failure to retain key acquired personnel, unanticipated events or circumstances and legal liabilities and amortization of acquired intangible assets, some or all of which could have a material adverse effect on the Company's business, operating results and financial condition. Client satisfaction or performance problems at a single acquired firm could have a material adverse impact on the reputation of the Company as a whole. In addition, there can be no assurance that acquired businesses, if any, will achieve anticipated revenues and earnings. Additionally, the Company experiences competition for business combinations. The failure of the Company to manage its acquisition strategy successfully could have a material adverse effect on the Company's business, operating results and financial condition.

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

Risks Associated With Year 2000 Services

  The Company earned approximately 10%, 7% and 3% of its revenues from Year 2000 engagements in the years ended December 31, 1998, 1997 and 1996, respectively. During this period, many of the Company's clients have needed to repair or replace their legacy systems because of Y2K issues. The Company believes this has favorably impacted the demand for its services and products. Mastech expects that the demand for its services related to the Y2K problem will diminish significantly over time and will eventually disappear. The Company also believes that as companies focus on Y2K issues, other less critical projects have not been and may not be initiated or may be suspended. Although the Company provides a broad range of information technology services, Mastech believes that the reduction in demand for its services that may result from these Y2K related factors could have an adverse impact on its future financial performance.

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

Price Volatility

  The market price of the Company's Common Stock could be subject to significant fluctuations in response to variations in quarterly operating results, the Company's prospects, changes in earnings estimates by securities analysts and by economic, financial and other factors and market conditions that can effect the capital markets generally, the industry segment of which the Company is a part, the Nasdaq National Market, including the level of, and fluctuations in, the trading prices of stocks generally and sales of substantial amounts of the Company's Common Stock in the market, or the perception that such sales could occur, and by other events that are difficult to predict and beyond the Company's control. In addition, the securities markets have experienced significant price and volume fluctuations from time to time in recent years that have often been unrelated or disproportionate to the operating performance of particular companies. These broad fluctuations may adversely affect the market price of the Company's Common Stock.

ITEM 2. PROPERTIES

  The Company leases 56,850 square feet of office space in the Pittsburgh suburb of Oakdale, Pennsylvania which serves as its corporate headquarters. The Company's senior management, administrative personnel, human resources and sales and marketing functions are housed in this facility. This lease expires on May 31, 2001 and provides for two additional options to extend the lease for consecutive five-year terms. During the fourth quarter of 1998, the High Value Services Division moved into its new offices located outside Pittsburgh, Pennsylvania. This facility provides an additional 25,000 square feet of office space. The lease term expires March 31, 2004. The Company is currently exploring leasing additional space at its headquarters and at other locations. The Company and its affiliates have sales offices located outside Dallas TX, San Francisco CA, Atlanta GA, Hartford CT, New York, NY, Philadelphia, PA and Raleigh, NC.

  The Company has sales offices in several countries in order to develop business internationally. The Company and its affiliates currently lease office space in the Netherlands, Canada, United Kingdom, Japan, Singapore, Switzerland, Australia, India, and South Africa. These locations allow the Company to respond quickly to the needs of its international clients and to recruit qualified IT professionals in these markets.

  Mascot Systems leases approximately 4,500 square feet of office space on one floor of an office building located in Bangalore, India. The lease has a ten-year term expiring in February 2008, with a rent revision clause every March. Mascot Systems also leases a 32,500-square-foot office building located in Bangalore. This lease has a ten-year term expiring in October 2006. Additionally, Mascot Systems leases approximately 9,000 square feet of space for its facilities located in Bangalore and Chennai, India. The lease agreement has a ten-year term expiring in February 2008, with a rent revision clause every March.

  Scott Systems leases, for its training facilities, approximately 2,100 square feet of office space on one floor of an office building located in Mumbai (Bombay, India). The leased space is divided into five separately owned suites owned individually by the controlling shareholders. The lease expires in March 2003. Scott Systems also leases 7,500 square feet of office space in Pune, India. This lease expires in August 2007.

ITEM 3. LEGAL PROCEEDINGS

  Neither the Company nor any of its subsidiaries is a party to any litigation that is expected to have a material adverse effect on the Company or its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There were no matters submitted to a vote of shareholders during the fourth quarter of 1998.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

  The Common Stock has been traded on the Nasdaq National Market under the symbol MAST since December 17, 1996. The following table sets forth, for the periods indicated, the range of high and low closing sale prices for the Common Stock as reported on the Nasdaq National Market. The information provided below has been restated to reflect the two-for-one stock split (record date was close of business on Friday, March 27, 1998).

                                                             High      Low
                                                             ----      ----
1998
----
First Quarter............................................... $29 1/2   $15 15/16
Second Quarter.............................................. $29 29/32 $17 13/16
Third Quarter............................................... $29 1/8   $20 1/4
Fourth Quarter.............................................. $28 3/4   $16 3/8
1997
----
First Quarter............................................... $10 15/16  $7 1/2
Second Quarter.............................................. $11 7/8    $5 3/4
Third Quarter............................................... $17 1/2   $11 3/16
Fourth Quarter.............................................. $17 7/16  $13 5/16

  On February 26, 1999, the Company had 133 registered holders of record of the Common Stock.

  The Company intends to retain earnings to fund growth and the operation of its business, and therefore has not declared dividends during 1998 and 1997. Additionally, the Company does not anticipate paying any cash dividends in the foreseeable future. Future cash dividends, if any, will be at the discretion of the Company's Board of Directors and will depend upon, among other things, the Company's future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and such other factors as the Board of Directors may deem relevant. The Company's ability to pay dividends is subject to the requirement of its revolving credit facility with PNC Bank, National Association that the Company satisfy certain financial covenants. The Company distributed approximately $6.3 million of the proceeds from the initial public offering to the controlling shareholders as part of the S-corporation termination. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

  In December 1996, Mastech completed the initial public offering of its Common Stock (Registration Number 33-14169). The net proceeds to the Company from the sale of the 3,400,000 pre-split shares of Common Stock offered by the Company (after deducting underwriting discounts, commissions and offering expenses paid by the Company) were approximately $45.6 million. The Company submitted its initial Form SR for filing with the Securities and Exchange Commission on March 20, 1997 reporting for the period from December 16, 1996 (the effective date of the Company's registration statement for its initial public offering) through March 16, 1997. The following table reflects, as of December 31, 1998, and for each of the previous quarterly periods an estimate of the amount of net offering proceeds used by the Company and the purpose for which they were used:

                                                       (dollars in thousands)
                         12/31/96 3/31/97 6/30/97 9/30/97 12/31/97 3/31/98 6/30/98 9/30/98 12/31/98  Total
                         -------- ------- ------- ------- -------- ------- ------- ------- -------- -------
Tax payments............   $ --   $3,000  $1,900  $2,800  $ 3,100  $2,300    $--     $--    $   --  $13,100
Other working capital
 item...................    820    2,180     950      --    3,900   1,200     --      --        --    9,050
                           ----   ------  ------  ------  -------  ------    ---     ---    ------  -------
Total working capital
 items..................    820    5,180   2,850   2,800    7,000   3,500     --      --        --   22,150
                           ====   ======  ======  ======  =======  ======    ===     ===    ======  =======
S-corporation dividend..     --       --   6,300      --       --      --     --      --        --    6,300
Subsidiary loans........     --       --      --   4,050       --   3,000     --      --        --    7,050
Acquisitions............     --       --      --      --    3,000      --     --      --     7,100   10,100
                           ----   ------  ------  ------  -------  ------    ---     ---    ------  -------
                           $820   $5,180  $9,150  $6,850  $10,000  $6,500    $--     $--    $7,100  $45,600
                           ====   ======  ======  ======  =======  ======    ===     ===    ======  =======

ITEM 6. SELECTED FINANCIAL DATA

                                         Year Ended December 31,
                             ---------------------------------------------------
                                 1998       1997       1996      1995      1994
                             ---------  ---------  --------- --------- ---------
                              (dollars in thousands, except per share data)
Income Statement Data (1):
  Revenues..................  $390,871   $240,448   $162,939  $137,201  $97,531
  Gross profit..............   128,693     72,763     43,671    39,218   26,362
  Income from operations
   (2)......................    53,782     26,105     13,456    18,473   11,281
  Interest (income) expense,
   net......................    (3,321)    (1,193)       331       169      323
  Merger-related expenses
   (3)......................     3,212         --         --        --       --
  Income before income
   taxes....................    53,891     27,298     13,125    18,304   10,958
  Provision for income taxes
   (4)......................    20,459     11,231      4,136        --       --
                             ---------  ---------  --------- --------- --------
  Net income................ $  33,432  $  16,067  $   8,989 $  18,304 $ 10,958
                             =========  =========  ========= ========= ========
  Basic earnings per common
   share (5)................ $    0.68  $    0.36
                             =========  =========
  Diluted earnings per
   common share (5)......... $    0.67  $    0.35
                             =========  =========
  Pro forma income taxes
   (4)......................                           5,291     7,222    4,385
                                                   --------- --------- --------
  Pro forma net income (4)..                       $   3,698 $  11,082 $  6,573
                                                   ========= ========= ========
  Pro forma basic and
   diluted earnings per
   share (4) (5)............                       $    0.09 $    0.29 $   0.17
                                                   ========= ========= ========
  Basic average common
   shares (5)...............    48,997     45,251     39,194    38,130   38,130
  Diluted average common
   shares (5)...............    49,830     45,720     39,200    38,130   38,130
                                               December 31,
                             ---------------------------------------------------
                                 1998       1997       1996      1995      1994
                             ---------  ---------  --------- --------- ---------
Balance Sheet Data:
  Cash and cash equivalents. $  36,455  $  82,924   $ 46,566 $   3,026 $  4,267
  Investments...............    47,153         --         --        --       --
  Working capital...........   130,191    110,928     48,625    14,068   13,524
  Total assets..............   215,781    162,060     89,038    36,143   31,648
  Total shareholders'
   equity...................   158,207    119,426     49,588    14,613   13,896

--------
(1) Amounts presented above have been restated to reflect the Company's acquisition of all of the shares of Quantum Information Resources ("Quantum") in a business combination that was accounted for under the pooling-of-interests method.

(2) Income from operations for the year ended December 31, 1996 reflects a non-recurring charge of $875,000 incurred pursuant to an agreement with an executive to pay, as compensation for past services, an amount equal to the value of 109,200 shares of Common Stock at the initial public offering price of $7.50 per share. The Company has reflected this payment along with the applicable tax withholdings as a non-recurring charge. For the years ended December 31, 1997 and 1998, income from operations reflect non-recurring charges of $518,000 and $258,000, respectively, relating to the amortization of deferred compensation for this same executive.

(3) The Company incurred merger-related costs related to the acquisition of Quantum and charged these costs to expense during the second quarter of 1998.

(4) The Company's S-corporation status terminated on December 16, 1996 in connection with the Company's initial public offering of Common Stock, thereby subjecting the Company's income to federal and state taxes at the corporate level. Pro forma net income and pro forma net income per share reflect federal and state taxes (assuming an approximate 40% effective tax rate) as if the Company had been taxed as a C-corporation for all periods presented. See Note 13 of Notes to Consolidated Financial Statements for information concerning the computation of pro forma net income per common share. In connection with the Company's conversion from S-corporation status to C-corporation status, the Company recorded a provision for income taxes of $3.9 million in the fourth quarter of 1996.

(5) In the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share." Earnings per share for the pro forma periods were not impacted by the adoption of this Statement. See Note 13 of Notes to Consolidated Financial Statements for information concerning the computation of basic and diluted earnings per common share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This Form 10-K contains certain "forward-looking statements" (statements which are not historical facts) such as statements about future financial performance, capital expenditures, liquidity sources and needs, the Year 2000 problem and certain other operations matters. Words or phrases denoting the anticipated results of future events--such as "anticipate," "believe," "estimate," "expect," "will likely," "are expected to," "will continue," "project," and similar expressions that denote uncertainty--are intended to identify such forward-looking statements. These forward-looking statements are subject to several risks and uncertainties, and the Company's actual future results may differ significantly from those stated in any forward-looking statements. While it is impossible to identify each factor and event that could affect the Company's results, variations in the Company's revenues and operating results occur from time to time as a result of a number of factors, such as the significance of client engagements commenced and completed during a quarter or a year, the number of working days in a quarter or a year, employee hiring, retention, and utilization rates, acceptance and profitability of the Company's services in new territories, integration of companies acquired, competition, general economic conditions and economic conditions specific to the information technology industry, which are discussed in this Form 10-K under the caption "Risk Factors". Many of these factors are beyond the Company's ability to predict or control. As a result of these and other factors, quarterly revenues and operating results are difficult to forecast, and the Company may experience significant quarterly and yearly variations in operating results.

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

  Mastech's revenues are derived from fees paid by clients for professional services. Historically, a substantial majority of the Company's projects have been client-managed. On client-managed projects, Mastech provides professional services as a member of the project team on a time-and-materials basis. The Company recognizes revenues on time-and-materials projects as the services are performed. On Mastech-managed projects, Mastech assumes responsibility for project management and bills the client on a time-and-materials or fixed-price basis. Revenues on fixed-price contracts are recognized by the percentage of completion method. Revenues generated through offshore software development centers on U.S. Client engagements are included in U.S. revenues.

  Mastech's most significant cost is its personnel expense, which consists primarily of salaries and benefits of the Company's billable personnel. The number of information technology ("IT") professionals assigned to projects may vary depending on the size and duration of each engagement. Moreover, project terminations, completions and scheduling delays may result in periods when personnel are not assigned to active projects. Mastech manages its personnel costs by closely monitoring client needs and basing personnel increases on specific project engagements. While the number of IT professionals may be adjusted to reflect active projects, the Company must maintain a sufficient number of professionals to respond to demand for the Company's services on both existing projects and new engagements.

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

  Mastech sells its services to large and medium-sized organizations. The Company's sales force is organized to meet the needs of the marketplace through three primary groups: (i) the U.S. Client Services group; (ii) the High Value Services group; and (iii) the International Client Services group.

  The U.S. Client Services group is divided into geographic regions, each of which is directed by a Manager or Regional Director. Each region includes multiple new business development managers. These individuals use a proprietary database of several thousand prospects to telemarket Mastech's services nationally. The Company subsequently sends interested prospective clients a written proposal providing information about the Company, its approach and methodology, schedules, team members, pricing and terms.

  The U.S. Client Services group also focuses on developing national and global relationships with major systems integrators such as EDS, IBM, KPMG, Ernst & Young and Oracle. Mastech assists these integrators in meeting their customers' needs by providing specialized technical expertise and complementary capabilities such as offshore development.

  The High Value Services group provides IT professionals trained in ERP implementations, E-business consulting, network services, and Year 2000 services, in addition to managing engagements in the aforementioned services. Additionally, this group provides services through offshore software development centers which are connected via secure, high-speed satellite links to the Company's headquarters and client sites. This group works directly with the end-user clients and also partners with a wide array of software companies, ranging from ERP to supply-chain and custom-interaction vendors, and systems integrators on teamed implementation efforts.

  The International Client Services group operates through offices in nine different countries. Each office is supervised by a Country Manager and supported by dedicated sales personnel who sell directly to new clients using an approach similar to the Company's U.S. sales approach. Additionally, these offices focus on leveraging Mastech's existing relationships with its U.S.-based multinational clients.

  Financial results for the years ended December 31, 1997 and 1996 have been restated to reflect the acquisition of Quantum in a business combination that was accounted for as a pooling of interests.

Results of Operations

  The following table sets forth, for the periods indicated, selected statements of operations data as a percentage of revenues:

                                                               Year Ended
                                                              December 31,
                                                            -------------------
                                                            1998   1997   1996
                                                            -----  -----  -----
Revenues................................................... 100.0% 100.0% 100.0%
Cost of Revenues...........................................  67.1   69.7   73.2
                                                            -----  -----  -----
Gross Profit...............................................  32.9   30.3   26.8
Selling, general and administrative........................  19.1   19.2   18.0
Non-recurring charges......................................   0.1    0.2    0.5
                                                            -----  -----  -----
Income from operations.....................................  13.8   10.9    8.3
Interest (income) expense, net.............................  (0.8)  (0.5)   0.2
Merger-related expenses....................................   0.8     --     --
                                                            -----  -----  -----
Income before income taxes.................................  13.8   11.4    8.1
                                                            -----  -----  -----
Provision for income taxes.................................   5.2    4.7    2.5
                                                            -----  -----  -----
Net income.................................................   8.6%   6.7%   5.5%
                                                            =====  =====  =====

--------
Note: Percentages may not add due to rounding.

1998 Compared to 1997

  Revenues. The Company's revenues increased 62.6%, or $150.4 million, to $390.9 million in 1998 from $240.4 million in 1997. Of this growth in revenues, the U.S. Client Services group, High Value Services group, and the International Client Services group contributed $37.3 million, $81.1 million and $32.0 million, respectively, to this increase. The increases in U.S. Client Services group and High Value Services group can be attributed to additional services provided to existing clients and continued market penetration. The Company's client base grew to over 900 during 1998 from approximately 600 in 1997. The increase in the International Client Services group is primarily the result of increased market penetration in Australia and Europe.

  Gross Profit. Gross profit consists of revenues less cost of revenues. Cost of revenues consists primarily of salaries and employee benefits for billable IT professionals and the associated travel and relocation costs of these professionals, as well as the cost of the independent contractors used by the Company. Gross profit increased 76.9% to $128.7 million in 1998 from $72.8 million in 1997. Gross profit as a percentage of revenues increased to 32.9% in 1998 from 30.3% in 1997. The primary reason for the increase in gross profits as a percentage of revenues was higher margins in the High Value Services and U.S. Client Services groups. The number of IT professionals (including independent contractors) used by the Company increased to over 4,800 as of December 31, 1998 from approximately 3,500 as of December 31, 1997.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of costs associated with the Company's sales and marketing efforts, executive management, finance and human resource functions, facilities and telecommunication costs and other general overhead expenses. Selling, general and administrative expenses increased 61.8%, or $28.6 million, to $74.7 million in 1998 from $46.1 million in 1997. The increase in selling, general and administrative expenses reflects the Company's continued investment in infrastructure and in the initiatives required to implement the Company's marketing strategies. These costs include the development of additional service offerings, the expansion of its global recruiting capabilities, the opening of additional international offices, the establishment of training centers and the continued expansion of its offshore software development centers. As a percentage of revenues, selling, general and administrative expenses remained relatively unchanged at 19.1% and 19.2% for 1998 and 1997, respectively.

  Interest and Other (Income) Expense, Net. Other income was $3.3 million in 1998 compared to other income of $1.2 million in 1997. The increase of $2.1 million in other income was the result of increased interest income from higher levels of interest bearing funds.

  Merger-related expenses. The Company incurred $3.2 million of merger-related costs and expenses in connection with the Quantum acquisition during the year ended December 31, 1998.

  Income taxes. Provision for income taxes was $20.5 million, or an effective tax rate of 38% for the year ended December 31, 1998 compared to $11.2 million, or an effective tax rate of 41% for the year ended December 31, 1997. The primary factors contributing to the reduction in the effective tax rate included a reduction in state income taxes and foreign income taxes, tax-exempt interest income generated by the Company's municipal bond portfolio and the tax holiday for the Company's Indian operations, offset by the effect of non-deductible one-time acquisition charges.

  Outlook. The Company believes that the IT services industry remains strong and growth oriented. Furthermore, the Company believes that the breadth of the services and solutions that it offers positions it to continue to increase its revenues and operating profits in 1999. The Company anticipates that it will experience a shift in the demand for certain of its services in 1999 as a result of Year 2000 (Y2K) related factors. Although Y2K related projects represented only 10% of Company revenues in 1998, the Company believes that as customers focus on completing their Y2K readiness efforts in 1999, the demand for other IT services may be affected. The Company believes that the percentage of revenues derived from Y2K, has peaked and will continue to decline, as a percentage of total revenues, in 1999. Reductions or shifts in the timing or demand for Company services could result in fluctuations in the Company's quarterly revenues or operating results and could result in differences between actual and expected results.

1997 Compared to 1996

  Revenues. The Company's revenues increased 47.6%, or $77.5 million, to $240.4 million in 1997 from $162.9 million in 1996. The U.S. Client Services group, High Value Services group and the International Client Services group contributed $16.9 million, $48.0 million and $12.6 million, respectively, to this increase. The growth in U.S. Client Services and High Value Services was primarily attributable to successful market penetration and additional services provided to existing clients. International growth was primarily the result of successful market penetration in Europe. Furthermore, in the first eight months of 1996, the Company experienced a higher than normal rate of employee attrition because the Company was experiencing delays in securing the first stage approval for permanent residency status for some of its professionals. This attrition resulted in increased costs for IT professionals and reduced revenue growth during 1996.

  Gross Profit. Gross profit consists of revenues less cost of revenues. Cost of revenues consists primarily of salaries and employee benefits for billable IT professionals and the associated travel and relocation costs of these professionals, as well as the cost of the independent contractors used by the Company. Gross profit increased 66.6% to $72.8 million in 1997 from $43.7 million in 1996. Gross profit as a percentage of revenues increased to 30.3% in 1997 from 26.8% in 1996. The primary reasons for the increase in gross profits as a percentage of revenues were higher margins in the High Value Services and U.S. Client Services groups.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of costs associated with the Company's sales and marketing efforts, executive management, finance and human resource functions, facilities and telecommunication costs and other general overhead expenses. Selling, general and administrative expenses increased 57.3%, or $16.8 million, to $46.1 million in 1997 from $29.3 million in 1996. As a percentage of revenues, selling, general and administrative expenses increased to 19.2% in 1997 from 18.0% in 1996.

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

  Interest and Other (Income) Expense, Net. Other income was $1.2 million in 1997 compared to other expense of $331,000 in 1996. This increase in other income was the result of increased interest income from the investment of the net proceeds from the Company's public offerings of Common Stock. This increase in interest income was, however, partially offset by an increase in interest expense charged on borrowings outstanding under the Company's revolving credit facilities, principally to support the Company's Indian operations. These borrowings increased the Company's interest expense to $858,000 in 1997 from $511,000 in 1996.

  Income taxes. Provision for income taxes was $11.2 million, or an effective tax rate of 41% for the year ended December 31, 1997 compared to $4.1 million in 1996. Due to the S- to C-corporation conversion, a comparison of 1997 with 1996 is not meaningful. The tax provision for 1996 is composed primarily of the tax associated with the termination of the Company's Subchapter S-corporation status at the time of the initial public offering in December 1996.

Liquidity and Capital Resources

  Effective December 3, 1998, the Company entered into a new $75.0 million revolving credit facility with PNC Bank, National Association (the "Credit Facility"). This Credit Facility bears interest at a rate per annum equal to a base rate (which is adjusted by a change in the prime rate or the Federal Funds Effective Rate at the Company's option) that is equal to the sum of the Euro-rate plus an applicable Euro-rate margin. The Credit Facility contains certain restrictive covenants and financial ratio requirements which would limit distributions to shareholders and additional borrowings. There were no borrowings outstanding under this arrangement as of December 31, 1998. This Credit Facility replaced a previously existing $25.0 million revolving credit facility also with PNC Bank, National Association. Average outstanding borrowings under this arrangement were approximately $161,000 for the year ended December 31, 1998.

  In December 1997, the Company completed the registration of 3,000,000 (pre-split) shares of the Company's Common Stock for sale to the public. Of this total, 1,800,000 (pre-split) shares were newly issued by the Company, and 1,200,000 (pre-split) shares were sold by selling shareholders. The Company did not receive any part of the proceeds from the sale of shares by the selling shareholders. The net proceeds to the Company of the offering were approximately $51.3 million, after deducting underwriting discounts, commissions and offering expenses paid by the Company. In addition, the net proceeds to the Company, generated from Mastech's initial public offering in December 1996, were approximately $45.6 million, after deducting underwriting discounts and commissions and offering expenses paid by the Company.

  The Company has and will use these proceeds to develop new services, to expand existing operations, including offshore software development operations, for possible acquisitions of related businesses, and for general corporate purposes, including working capital. Management currently anticipates that the proceeds from these offerings together with the existing sources of liquidity and cash generated from operations will be sufficient to satisfy its existing cash needs at least through the next twelve months. During 1997, the Company used the initial public offering proceeds to pay approximately $900,000 of corporate income taxes related to the termination of its status as an S-corporation. In April 1997, the Company also paid a dividend of approximately $6.3 million of undistributed S-corporation earnings due the controlling shareholders for the periods prior to Mastech becoming a public company.

  Historically, the Company has financed its working capital requirements through internally generated funds and with the proceeds from the aforementioned offerings. The Company's financial statements reflect cash flows provided by operations of approximately $35.1 million for 1998, cash flows used by operations of $3.5 million for 1997, and cash flows provided by operations of approximately $11.7 million for 1996. The Company's cash provided by operations prior to the initial public offering does not reflect any income tax expense due to the Company's prior status as an S-corporation. Prior to the initial public offering, the Company made S-corporation distributions to its shareholders and in 1997 made the final S-corporation distributions.

  Cash used from investing activities of $77.7 million for the year ended December 31, 1998 was primarily due to the net purchase of investments of $47.3 million. These investments are classified as available-for-sale and recorded at fair value. Additionally, the Company made several key acquisitions during 1998 totaling $19.2 million.

  Capital expenditures for 1998, 1997 and 1996 were approximately $11.1 million, $5.9 million and $3.1 million, respectively. During 1998 and 1997, the Company spent approximately $5.8 million and $2.8 million, respectively, on computer and related equipment to support its technical, consulting and administrative functions. The Company also spent approximately $3.4 million and $1.3 million in 1998 and 1997, respectively, in connection with the buildout and other development of the infrastructure for its offshore software development and training facilities in India. During the next twelve months, the Company expects to incur approximately $500,000 in remaining costs to license and implement its new management information system. Of this amount, a portion of the cost will be expensed.

  As of December 31, 1997, Mascot Systems had aggregate borrowings of approximately $1.7 million outstanding under revolving credit agreements with ICICI Banking Corporation Limited and IndusInd Bank Limited, both of India. Interest rates charged on these borrowings ranged from 18.75% to 19.25% per year. These borrowings were repaid in full by the Company in May 1998.

  The Company does not believe that inflation had a significant impact on the Company's results of operations for the periods presented. On an ongoing basis, the Company attempts to minimize any effects of inflation on its operating results by controlling operating costs and, whenever possible, seeking to ensure that billing rates reflect increases in costs due to inflation.

  The Company invoices its clients in the local currency of the country in which the client is located. Gains and losses as a result of fluctuations in foreign currency exchange rates have not had a significant impact on results of operations.

Recently Issued Accounting Standards

  Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits--an amendment of FASB Statements No. 87, 88, and 106," revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. The Company currently has no pension benefit plans for its employees, and as such will not be subject to the disclosure requirements of this Statement.

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 is effective for periods after June 15, 1999. Management does not anticipate that the adoption of this statement will have a significant effect on the Company's financial position.

Other Matters

 Year 2000

  The Year 2000 ("Y2K") problem refers to problems which may occur because some computer systems currently record years in a two-digit format. These computer systems may have difficulty recognizing or processing date information after December 31, 1999. The Y2K problem may also occur with embedded chips. The Company has been working to evaluate the potential effect of the Y2K problem on the Company's operations.

Internal Systems

  The Company developed a plan to evaluate its key internal computer systems. The plan consisted of the following four phases: Inventory; Evaluation/Assessment of Y2K Risk; Remediation and Testing. The Company has completed all phases of evaluation for the internal financial and operational systems located at the corporate headquarters of the Company. Based upon written documentation and information available on vendor websites, certain testing procedures for business critical hardware and software were developed and implemented by the Company. An independent third party reviewed both vendor information and testing results and conducted other tests to validate work performed. As a result of this, the Company does not believe that the internal computer systems at its corporate headquarters will experience significant Y2K problems.

  The Company has also completed the evaluation of the internal financial and operational systems of its other U.S. locations and international operations, excluding certain systems involving operations of companies recently acquired by the Company. The Company is currently evaluating the internal financial and operational systems of the companies recently acquired and expects to complete this evaluation by June 30, 1999.

Cost of Year 2000 Compliance Efforts

  The Company does not expect to incur substantial costs with respect to its Y2K compliance efforts and the Company has not deferred other information technology projects as a result of the Y2K problem. To date, the Company has incurred expenses totaling $123,000 and anticipates that its total expenses will not exceed $250,000 These figures are primarily reflective of the costs associated with the use of third parties to review and validate work performed and the costs assessing Y2K problems relating to or arising with respect to third parties. The cost estimates do not include the cost of internal efforts by Company personnel. The Company has not separately accounted for these internal costs.

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

  The Company's policy has been to attempt to include provisions in client contracts that, among other things, disclaim implied warranties, limit the duration of express warranties, limit the Company's liability to predetermined amounts, and disclaim any liability arising from third-party software that is implemented, or installed by the Company. The Company also maintains insurance to protect against potential liability in connection with Y2K remediation services provided by the Company. There can be no assurance that the Company will be able to obtain the desired contractual protections in agreements or that any such contractual provisions will prevent clients from asserting claims against the Company with respect to the Y2K issue. There also can be no assurance that the contractual protections, if any, obtained by the Company or the insurance coverage will operate to protect the Company from, or adequately limit the amount of, any liability arising from claims asserted against the Company.

Contingency Plan

  The Company is developing a contingency plan to address various situations which may result if the Company experiences Y2K problems. The plan will include identification of major systems, dependencies on third parties and resources and strategies necessary to restore operations or work around failures. It is expected that the contingency plan will be completed by April 30, 1999 and approved by the Board of Directors on June 1, 1999. There can be no assurance that the contingency plan developed by the Company will adequately protect the Company from internal Y2K problems or prevent service interruption or failures experienced by customers and suppliers from having a material adverse effect on the Company.

Demand for Year 2000 Services

  Many of the Company's clients have needed to repair or replace their legacy systems because of Y2K issues. The Company believes this has favorably impacted the demand for its services and products. Mastech expects that the demand for its related Y2K problem will diminish significantly over time and will eventually disappear. The Company also believes that as companies focus on Y2K issues, other less critical projects have not been and may not be initiated or may be suspended. Although the Company provides a broad range of information technology services, Mastech believes that the reduction in demand for its services that may result from these Y2K-related factors could have an adverse impact on its future performance.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  On June 30, 1998, the Company entered into a foreign exchange contract with PNC Bank, National Association to hedge its foreign exchange exposure on certain intercompany debt. This contract matured on each of September 30, 1998 and December 31, 1998 and was extended for an additional three months each time. The Company realized interim gains on the contract extensions at each of September 30 and December 31. Gains or losses are recognized under hedge accounting in Shareholder's Equity as Currency Translation Adjustment. Such gains and losses are essentially offset in Currency Translation Adjustment by gains or losses on the translation of the related debt. In December, the contract was extended to March 31, 1999.

  The outstanding contract is the far end of a swap for the sale by the Company of 7 million Canadian dollars at 1.54875 (US $4,519,774). It is the intention of the Company to continue to extend the contract on a quarterly basis until ultimate repayment of the intercompany loan. If the Canadian dollar weakens resulting in a higher USD/CAD exchange rate than 1.54875 on March 31, 1999, the Company will record an interim gain upon extension of the contract. If the Canadian dollar strengthens resulting in a lower USD/CAD exchange rate than 1.54875 on March 31, 1999, the Company will record an interim loss upon extension of the contract. At December 31, 1998, the USD/CAD exchange rate was 1.5303.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Financial Statements and Supplementary Data required by this item are filed as part of this Form 10-K. See Index to Consolidated Financial Statements on page 26 of this Form 10-K.

              MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING

  The accompanying consolidated financial statements of Mastech Corporation have been prepared by management, who is responsible for their integrity and objectivity. The statements have been prepared in conformity with generally accepted accounting principles and necessarily include amounts based on management's best estimates and judgments.

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

  The Company's consolidated financial statements have been audited by Arthur Andersen LLP, independent public accountants, whose report thereon appears on page 27 of this Form 10-K. As part of its audit of the Company's 1998 financial statements, Arthur Andersen LLP considered the Company's system of internal controls to the extent it deemed necessary to determine the nature, timing and extent of its audit tests. Management has made available to Arthur Andersen LLP the Company's financial records and related data.

  The Board of Directors pursues its responsibility for the Company's financial reporting and accounting practices through its Audit Committee, a majority of the members of which are independent directors. The Audit Committee's duties include recommending to the Board of Directors the independent public accountants to audit the Company's financial statements, reviewing the scope and results of the independent public accountants' activities and reporting the results of the committee's activities to the Board of Directors. The independent public accountants have met with the Audit Committee, with and without the presence of management representatives, to discuss the results of their audit work and their comments on the adequacy of internal accounting controls, and the quality of financial reporting. The independent public accountants have direct access to the Audit Committee.

Sunil Wadhwani
Co-Chairman, Chief Executive Officer and Director

Jeffrey A. McCandless
Vice President, Finance and Chief Financial Officer

March 10, 1999

                              MASTECH CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Report of Independent Public Accountants..................................  27
Consolidated Balance Sheets as of December 31, 1998 and 1997..............  28
Consolidated Statements of Income for the years ended December 31, 1998,
 1997 and 1996............................................................  29
Consolidated Statements of Shareholders' Equity for the years ended
 December 31, 1998, 1997 and 1996.........................................  30
Consolidated Statements of Cash Flows for the years ended December 31,
 1998, 1997 and 1996......................................................  31
Notes to Consolidated Financial Statements................................  32

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Mastech Corporation:

  We have audited the accompanying consolidated balance sheets of Mastech Corporation (a Pennsylvania corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mastech Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Pittsburgh, Pennsylvania,
February 9, 1999

                              MASTECH CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                              December 31,
                                                            ------------------
                                                              1998      1997
                                                            --------  --------
                          ASSETS
Current assets:
  Cash and cash equivalents (cost approximates market
   value).................................................. $ 36,455  $ 82,924
  Investments..............................................   47,153        --
  Accounts receivable, net of allowance for uncollectible
   accounts................................................   71,108    60,366
  Unbilled receivables.....................................   12,261     1,829
  Employee advances and related party advances.............    3,568     2,578
  Prepaid and other assets.................................    2,672     1,511
  Prepaid income taxes.....................................    2,218        --
  Deferred income taxes....................................    2,312     2,154
                                                            --------  --------
    Total current assets...................................  177,747   151,362
Equipment and leasehold improvements, at cost:
  Equipment................................................   18,859     9,686
  Leasehold improvements...................................    3,630     1,577
                                                            --------  --------
                                                              22,489    11,263
  Accumulated depreciation.................................   (5,661)   (2,488)
                                                            --------  --------
    Net equipment and leasehold improvements...............   16,828     8,775
                                                            --------  --------
Intangible assets, net.....................................   21,206     1,923
                                                            --------  --------
    Total assets........................................... $215,781  $162,060
                                                            ========  ========
           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Revolving credit facilities.............................. $     --  $  6,905
  Accounts payable.........................................    8,326     5,319
  Accrued payroll and related costs........................   28,483    17,949
  Other accrued liabilities................................   10,024     8,083
  Deferred revenue.........................................      723       127
  Deferred income taxes....................................       --        46
  Accrued income taxes.....................................       --     2,005
                                                            --------  --------
    Total current liabilities..............................   47,556    40,434
  Other long term liabilities..............................    4,563       490
  Deferred income taxes....................................    5,455     1,710
Shareholders' equity:
  Preferred Stock, without par value: 20,000,000 shares
   authorized, 1 share and 0 shares of Series A Preferred
   Stock issued and outstanding, respectively..............       --        --
  Common Stock, par value $0.01 per share 100,000,000
   shares authorized, 49,141,079 and 48,789,800 shares
   issued and outstanding, respectively....................      491       252
  Additional paid-in capital...............................  111,119   105,375
  Retained earnings........................................   47,168    14,722
  Deferred compensation....................................       --      (258)
  Accumulated other comprehensive income...................     (571)     (665)
                                                            --------  --------
    Total shareholders' equity.............................  158,207   119,426
                                                            --------  --------
    Total liabilities and shareholders' equity............. $215,781  $162,060
                                                            ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                              MASTECH CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                 (dollars in thousands, except per share data)

                                                    Year Ended December 31,
                                                   ----------------------------
                                                     1998      1997      1996
                                                   --------  --------  --------
Revenues.......................................... $390,871  $240,448  $162,939
Cost of revenues..................................  262,178   167,685   119,268
                                                   --------  --------  --------
Gross profit......................................  128,693    72,763    43,671
Selling, general and administrative...............   74,653    46,140    29,340
Non-recurring charges.............................      258       518       875
                                                   --------  --------  --------
Income from operations............................   53,782    26,105    13,456
Interest (income) expenses, net...................   (3,321)   (1,193)      331
Merger-related expenses...........................    3,212        --        --
                                                   --------  --------  --------
Income before income taxes........................   53,891    27,298    13,125
Provision (credit) for income taxes
  Current.........................................   17,911    12,140       253
  Deferred........................................    2,548      (909)      (17)
  Termination of S-corporation status.............       --        --     3,900
                                                   --------  --------  --------
    Provision for income taxes.................... $ 20,459    11,231     4,136
                                                   --------  --------  --------
Net income........................................ $ 33,432  $ 16,067  $  8,989
                                                   ========  ========  ========
Basic earnings per common share................... $   0.68  $   0.36
                                                   ========  ========
Diluted earnings per common share................. $   0.67  $   0.35
                                                   ========  ========

Pro Forma Information (Unaudited)

Net income....... $8,989
Pro forma income
 taxes...........  5,291
                  ------
Pro forma net
 income.......... $3,698
                  ======
Pro forma basic
 and diluted
 earnings per
 common share.... $ 0.09
                  ======

  The accompanying notes are an integral part of these consolidated financial statements.

                              MASTECH CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (dollars in thousands)

                                                                                       Accumu-
                                              Series A                                  lated
                             Common Stock    Preferred                                  Other   Total
                           ---------------- ------------ Additional           Deferred Compre-  Share-   Compre-
                                       Par          Par   Paid-In   Retained  Compen-  hensive holders'  hensive
                             Shares   Value Shares Value  Capital   Earnings   sation  Income   Equity   Income
                           ---------- ----- ------ ----- ---------- --------  -------- ------- --------  -------
 Balance, December 31,
  1995...................  38,023,000 $198    --    $--   $     91  $ 14,342   $  --    $ (18) $ 14,613
 Amortization of deferred
  compensation...........          --   --    --     --         --        --      43       --        43
 Acquisition of minority
  interest in Scott
  Systems................          --   --    --     --         28        --      --       --        28
 Issuance of common
  stock..................   6,800,000   34    --     --     50,216    (4,644)     --       --    45,606
 Restricted stock award..     109,200    1    --     --        818        --    (819)      --        --
 Disproportionate
  dividend...............          --   --    --     --         --      (190)     --       --      (190)
 Dividends-paid by
  Quantum................          --   --    --     --         --      (363)     --       --      (363)
 Dividends...............          --   --    --     --         --   (19,045)     --       --   (19,045)
 Comprehensive income:
   Currency translation
    adjustment...........          --   --    --     --         --        --      --      (93)      (93) $   (93)
   Net income............          --   --    --     --         --     8,989      --       --     8,989    8,989
                                                                                                         -------
                                                                                                           8,896
 ------------------------------------------------------------------------------------------------------- =======
 Balance, December 31,
  1996...................  44,932,200  233    --     --     51,153      (911)   (776)    (111)   49,588
 Amortization of deferred
  compensation...........          --   --    --     --         --        --     518       --       518
 Exercise of stock
  options, includes
  effect of tax benefit
  recognized.............     257,600    1    --     --      2,814        --      --       --     2,815
 Reduction of previously
  authorized S-
  corporation dividend...          --   --    --     --        162        --      --       --       162
 Issuance of common
  stock..................   3,600,000   18    --     --     51,246        --      --       --    51,264
 Dividends-paid by
  Quantum................          --   --    --     --         --      (434)     --       --      (434)
 Comprehensive income:
   Currency translation
    adjustment...........          --   --    --     --         --        --      --     (554)     (554)    (554)
   Net income............          --   --    --     --         --    16,067      --       --    16,067   16,067
                                                                                                         -------
                                                                                                          15,513
 ------------------------------------------------------------------------------------------------------- =======
 Balance, December 31,
  1997...................  48,789,800  252    --     --    105,375    14,722    (258)    (665)  119,426
 Amortization of deferred
  compensation...........          --   --    --     --         --        --     258       --       258
 Exercise of stock
  options, includes
  effect of tax benefit
  recognized.............     351,279    2    --     --      5,482        --      --       --     5,484
 Two-for-one stock split
  effected in the form of
  a stock dividend paid
  on April 10, 1998......          --  237    --     --         --      (237)     --       --        --
 Issuance of preferred
  stock..................          --   --     1     --         --        --      --       --        --
 Non-cash merger costs...          --   --    --     --        262        --      --       --       262
 Dividends-paid by
  Quantum................          --   --    --     --         --      (749)     --       --      (749)
 Comprehensive income:
 Net unrealized gain on
  investments............          --   --    --     --         --        --      --      368       368      368
   Currency translation
    adjustment...........          --   --    --     --         --        --      --     (274)     (274)    (274)
   Net income............          --   --    --     --         --    33,432      --       --    33,432   33,432
                                                                                                         -------
                                                                                                         $33,526
 ------------------------------------------------------------------------------------------------------- =======
 Balance,
  December 31, 1998....... 49,141,079 $491     1    $--   $111,119  $ 47,168   $  --    $(571) $158,207
 =======================================================================================================

  The accompanying notes are an integral part of these consolidated financial statements.

                              MASTECH CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                    Year Ended December 31,
                                                    --------------------------
                                                      1998     1997     1996
                                                    --------  -------  -------
Cash Flows From Operating Activities
Operations:
  Net income....................................... $ 33,432  $16,067  $ 8,989
  Adjustments to reconcile net income to cash:
    Depreciation and amortization..................    3,734    1,487      395
    Allowance for uncollectible accounts...........      513      540      175
    Minority interest..............................       --       --      (54)
    Deferred income taxes, net.....................    3,160   (2,061)   3,654
    Non-cash merger costs, net.....................      262       --       --
    Amortization of deferred compensation..........      258      518       43
    Amortization of bond premium...................      534       --       --
  Working capital items:
    Accounts receivable and unbilled receivables...  (15,559) (30,858)  (4,536)
    Employee and related party advances............     (990)     694   (2,338)
    Prepaid and other assets.......................   (1,027)    (541)     280
    Accounts payable...............................    2,420      356    2,940
    Accrued and other current liabilities..........    8,379   10,333    2,171
                                                    --------  -------  -------
      Net cash flows from operating activities.....   35,116   (3,465)  11,719
                                                    --------  -------  -------
Cash Flows From Investing Activities
  Additions to equipment and leasehold
   improvements....................................  (11,147)  (5,897)  (3,102)
  Purchases of investments.........................  (74,965)      --       --
  Sales of investments.............................   27,646       --       --
  Acquisitions, net of cash acquired...............  (19,218)  (2,154)      28
                                                    --------  -------  -------
      Net cash flows from investing activities.....  (77,684)  (8,051)  (3,074)
                                                    --------  -------  -------
Cash Flows From Financing Activities
  Net borrowings (payments) under revolving credit
   facilities......................................   (8,362)   1,121    2,480
  Net proceeds from issuance of Common Stock.......       --   51,264   45,606
  Proceeds from exercise of stock options..........    5,484    2,815       --
  Dividends paid...................................     (749)  (6,772) (13,098)
                                                    --------  -------  -------
      Net cash flows from financing activities.....   (3,627)  48,428   34,988
                                                    --------  -------  -------
Effect of currency translation to cash.............     (274)    (554)     (93)
                                                    --------  -------  -------
Net change in cash and cash equivalents............  (46,469)  36,358   43,540
Cash and cash equivalents, beginning of period.....   82,924   46,566    3,026
                                                    --------  -------  -------
Cash and cash equivalents, end of period........... $ 36,455  $82,924  $46,566
                                                    ========  =======  =======
Non-Cash Investing and Financing Activities
  Unrealized gain on investments................... $    368  $    --  $    --
                                                    ========  =======  =======
Supplemental Disclosure
  Cash payments for interest....................... $    300  $   757  $   511
                                                    ========  =======  =======
  Cash payments for income taxes................... $ 16,148  $ 9,170  $   376
                                                    ========  =======  =======

  The accompanying notes are an integral part of these consolidated financial statements.

                              MASTECH CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Operations

  In conjunction with the closing of its initial public offering on December 16, 1996, Mastech Systems Corporation, the entity through which the business of the Company had been conducted since its inception in July 1986, became an indirect, wholly owned subsidiary of Mastech Corporation ("Mastech" or the "Company"), which was incorporated in Pennsylvania on November 12, 1996.

  Mastech is a worldwide provider of information technology ("IT") services to large and medium-sized organizations. Mastech provides its clients with a single source for a broad range of applications solutions and services, including client/server design and development, software modernization services, enterprise resource planning ("ERP") package implementation services, E-Business solutions, customer interaction management, applications maintenance outsourcing and Year 2000 services. These services are provided in a variety of computing environments and use leading technologies, including client/server architectures, object-oriented programming languages and tools, distributed database management systems and the latest networking and communications technologies. To enhance its services, Mastech has formed business alliances with leading software companies such as Oracle, PeopleSoft, SAP, Siebel and Genesys. In addition, the Company has developed its own proprietary methodologies and tools, under the name SmartAPPS, that enhance the productivity of the Company's Year 2000 and other services.

  Mascot Systems Pvt, Ltd. ("Mascot"), a wholly owned foreign subsidiary, was acquired upon the closing of the Company's initial public offering. During 1997, Mascot operated one offshore software development center in Bangalore, India, and during 1998 opened two additional centers in the cities of Pune and Madras, India. Mascot's current operations serve as Mastech's single source for offshore software development. Scott provides IT professional recruiting and training services. As of December 31, 1997, all of Mascot, SWAT and Scott's revenues were derived from services provided to Mastech Systems.

  Financial results for the years ended December 31, 1997 and 1996 have been restated to reflect the acquisition of Quantum in a business combination that was accounted for as a pooling of interests.

2. Stock Split

  On March 17, 1998, the Company's Board of Directors declared a two-for-one stock split that was effected in the form of a stock dividend paid on April 10, 1998 to shareholders of record on March 27, 1998. All share and per share amounts included in the Company's consolidated financial statements have been restated to reflect the stock split for all periods presented except where otherwise noted.

3. Summary of Significant Accounting Policies

  The accompanying Consolidated Financial Statements reflect the application of the following significant accounting policies:

 (a) Principles of Consolidation

  The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

 (b) Cash and Cash Equivalents

  Cash and Cash Equivalents are defined as cash and short-term investments with maturities of three months or less at the time of acquisition.

 (c) Investments

  The Company's short-term investments are classified as available-for-sale as defined by Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities"

                              MASTECH CORPORATION

("SFAS No. 115"). These investments consist of investment grade municipal bonds and are stated at estimated fair value based upon market quotes.

 (d) Accounts Receivable

  The Company extends credit to clients based upon management's assessment of their creditworthiness. Substantially all of the Company's revenues (and the resulting accounts receivable) are from large companies, major systems integrators and governmental agencies. The allowance for uncollectible accounts was approximately $1,728,000, $1,215,000 and $675,000 as of December 31, 1998, 1997 and 1996, respectively.

  Unbilled receivables represent amounts recognized as revenues for the periods presented based on services performed under the terms of client contracts that will be invoiced in subsequent periods.

 (e) Revenue Recognition

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

 (f) Hedging

  The Company selectively uses foreign exchange contracts to hedge foreign exchange exposure on certain intercompany debt. Gains and losses on the foreign exchange contracts are recognized under hedge accounting in Shareholders' Equity as Currency Translation Adjustment. Such gains and losses are essentially offset in Currency Translation Adjustment by gains or losses on translation of the related debt.

 (g) Depreciation and Amortization

  The Company provides for depreciation using the straight-line method in amounts which allocate the costs of equipment over their estimated useful lives of three to seven years, and leasehold improvements over the shorter of the life of the improvement or of the underlying lease term.

  Intangible assets, which include the excess of purchase price and related costs over the value of the net assets acquired, are amortized using the straight-line method over periods ranging from five to thirty years. The Company assesses the recoverability of goodwill by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows. The Company believes that the carrying amount of these intangible assets will be realizable over their respective amortization periods. Accumulated amortization was approximately $258,000 and $11,000 for 1998 and 1997, respectively. Annual amortization expense for 1998 and 1997 was approximately $247,000 and $11,000, respectively.

 (h) Currency Translation Adjustment

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

                              MASTECH CORPORATION

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

  Mastech Systems has loans outstanding from Mascot Systems, which have been eliminated in the accompanying consolidated balance sheets as of December 31, 1998 and 1997. The terms of the loans provide for the scheduled repayment of principal and accrued interest in fiscal years 2001 through 2005. However, the Company considers these loans permanently reinvested, and therefore has recorded the related foreign transaction gains and losses in the currency translation adjustment as of December 31, 1998.

 (i) Income Taxes

  The Company provides for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities.

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

  The Company's S-corporation status terminated in connection with the Company's initial public offering, thereby subjecting the Company's income to federal and state income taxes at the corporate level. Due to temporary differences in recognition of revenues and expenses at the time of the initial public offering, income for financial reporting purposes exceeded income for income tax purposes. Accordingly, the application of the provisions of SFAS No. 109 resulted in the recognition of deferred tax liabilities (and a corresponding one-time charge to expense) of $3.9 million as of the date the S-corporation was terminated. The majority of this tax provision will be paid through the year 2000.

  In the recent past, the government of India has provided incentives, in the form of tax holidays, to encourage foreign investment. The Company's operation in India was eligible for a tax holiday for a five-year period beginning in 1997.

 (j) Use of Estimates in the Preparation of Financial Statements

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

 (k) Financial Instruments

  The fair values and carrying amounts of the Company's financial instruments, primarily accounts receivable and payable, are approximately equivalent. The financial instruments are classified as current and will be liquidated within the next operating cycle.

 (l) Pro Forma Information (Unaudited):

  The pro forma adjustments for income taxes included in the accompanying consolidated income statements are based upon the statutory rates in effect for C-corporations during the periods presented.

                              MASTECH CORPORATION

 (m) Reclassifications

  Certain reclassifications have been made to the Company's 1997 and 1996 financial statements to conform to current year presentation.

4. Investments

  Short-term investments, classified as available-for-sale, consist of investment grade municipal bonds at December 31, 1998 with an amortized cost of $46,785,000, unrealized gain of $368,000 and market value of $47,153,000. The value of securities with a contractual maturity within one year at December 31, 1998 was $28,271,000. The value of securities with a contractual maturity at December 31, 1998 over one year and less than three years was $18,882,000. Gross realized gains on sales of securities in 1998 was immaterial.

5. Hedging Activities

  The Company selectively uses foreign exchange contracts to hedge foreign exchange exposure on certain intercompany debt. At December 31, 1998, the Company held one foreign exchange contract, which was the far end of a Canadian dollar swap, maturing on March 31, 1999. The outstanding contract is for the sale by the Company of 7 million Canadian dollars at 1.54875 (US $4,519,774).

6. Income Taxes

  The components of the provision (benefit) for income taxes for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                                             December 31,
                                                        -----------------------
                                                         1998    1997     1996
                                                        ------- -------  ------
                                                        (dollars in thousands)
Current provision:
  Federal.............................................. $13,806 $ 9,312  $  216
  State................................................   1,869   1,577      --
  Foreign..............................................   2,236   1,251      37
                                                        ------- -------  ------
    Total current provision............................  17,911  12,140     253
Deferred provision (benefit):
  Federal..............................................   2,057    (700)    (17)
  State................................................     491    (155)     --
  Foreign..............................................      --     (54)     --
  Termination of S-corporation status..................      --      --   3,900
                                                        ------- -------  ------
    Total deferred provision (benefit).................   2,548    (909)  3,883
                                                        ------- -------  ------
Total provision for income taxes....................... $20,459 $11,231  $4,136
                                                        ======= =======  ======

  The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes for the years ended December 31, 1998 and 1997 follows:

                                        December 31, 1998   December 31, 1997
                                        ------------------- -------------------
                                               (dollars in thousands)
Income taxes computed at the federal
 statutory rate........................ $   18,862    35.0% $    9,554    35.0%
State income taxes, net of federal
 benefit...............................      1,534     2.8         924     3.4
Other, net.............................         63     0.2         753     2.7
                                        ---------- -------  ---------- -------
Provision for income taxes............. $   20,459    38.0% $   11,231    41.1%
                                        ========== =======  ========== =======

                              MASTECH CORPORATION

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

  The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes for the 15-day C-corporation period ended December 31, 1996 follows. Due to the S- to C-corporation conversion, a reconciliation of the effective tax rate expressed in percentages is not meaningful for 1996.

                                                           December 31, 1996
                                                         ----------------------
                                                         (dollars in thousands)
C-corporation income before taxes for the 15 day period
 ended December 31, 1996................................         $  413
Net taxable temporary differences.......................              4
Current portion of S-corporation deferred revenue.......            123
                                                                 ------
Book taxable income as a C-corporation..................            540
Income taxes computed at the federal statutory rate.....            216
Provision for change in tax status to C-corporation.....          3,900
Other, net..............................................             20
                                                                 ------
Provision for income taxes..............................         $4,136
                                                                 ======

  The components of the deferred tax assets and liabilities are as follows:

                                                           December 31,
                                                      ------------------------
                                                           1998         1997
                                                      -----------  -----------
                                                      (dollars in thousands)
Deferred tax assets
  Allowance for doubtful accounts and employee
   advances.......................................... $      (356) $      (304)
  Accrued vacation...................................      (1,088)        (418)
  Foreign tax credit carryforward....................         (31)        (225)
  Reserve for contract costs.........................        (653)        (692)
  Reserve for Canadian employment taxes..............        (915)        (979)
  Accrued pension costs..............................        (187)        (196)
  Other..............................................        (660)        (615)
                                                      -----------  -----------
                                                      $    (3,890) $    (3,429)
                                                      ===========  ===========
Deferred tax liabilities
  S-corporation deferred revenue..................... $     1,200  $     2,345
  Compensation for IMIS employees....................       3,372           --
  Section 481(a) adjustments.........................         381           --
  Other..............................................       2,080          686
                                                      -----------  -----------
Total deferred tax liability......................... $     7,033  $     3,031
                                                      ===========  ===========
Net current (asset) liability........................ $    (2,312) $    (2,108)
Net long-term liability..............................       5,455        1,710
                                                      -----------  -----------
                                                      $     3,143  $      (398)
                                                      ===========  ===========

                              MASTECH CORPORATION

  The foreign tax credit carryforwards of $31,000 recognized as of December 31, 1998 expire during fiscal year 2002.

7. Revolving Credit Facility

  The Company had a revolving credit facility with PNC Bank, National Association. Borrowings under this arrangement were unsecured, were limited to $15.0 million, bore interest at LIBOR plus 1.0% or the prime rate and were payable upon demand. There were no borrowings outstanding under this arrangement as of December 31, 1996. Average outstanding borrowings under this arrangement were $535,000 and $1.4 million for the years ended December 31, 1997 and 1996, respectively.

  Effective May 30, 1997, the Company replaced the above mentioned revolving credit facility with a $25.0 million revolving credit facility with PNC Bank, National Association (the "Facility"). The Facility bears interest at a rate equal to LIBOR plus 1.0% or prime, at the Company's option, and borrowings are unsecured. The Facility contains certain restrictive covenants and financial ratio requirements which would limit distributions to shareholders and additional borrowings. There were no borrowings outstanding under this arrangement as of December 31, 1997. For the year ended December 31, 1997, average outstanding borrowings were approximately $489,000 and the maximum outstanding borrowings were $4.0 million. The weighted-average interest rate for the year ended December 31, 1997 was 8.5%.

  Effective December 3, 1998, the Company replaced the aforementioned Facility with a $75.0 million revolving credit facility with PNC Bank, National Association ("the Credit Facility"). This Credit Facility bears interest at a rate per annum equal to a base rate (which is adjusted by a change in the prime rate or the Federal Funds Effective Rate at the Company's option) that is equal to the sum of the Euro-rate plus an applicable Euro-rate margin. The Credit Facility contains certain restrictive covenants and financial ratio requirements which would limit distributions to shareholders and additional borrowings. There were no borrowings outstanding under this arrangement as of December 31, 1998. For the year ended December 31, 1998, average outstanding borrowings were approximately $161,000 and the maximum outstanding borrowings were $4.0 million. The weighted-average interest rate for the year ended December 31, 1998 was 8.5%.

  During the first quarter of 1998, Mascot Systems had aggregate borrowings of approximately $1.7 million outstanding under revolving credit agreements with ICICI Banking Corporation Limited and IndusInd Bank Limited, both of India. Interest rates charged on these borrowings ranged from 18.75% to 19.25% per year. These borrowings were repaid in full by the Company in May 1998.

  The Company assumed $6.9 million of borrowings outstanding under a revolving credit agreement with the Bank of Montreal related to the Quantum acquisition. This amount was repaid in full as of June 30, 1998.

8. Related Party Transactions

  As an S-corporation, the net income of the Company was attributed, for federal (and some state) income tax purposes, directly to the Company's shareholders rather than to the Company. During 1997 and 1996, the Company had from time to time paid the corresponding income taxes due on these amounts on behalf of the controlling shareholders in the form of interest-free advances which were later repaid. The highest aggregate amounts of advances outstanding to one of the controlling shareholders and his Qualified Subchapter S Trust during 1998, 1997 and 1996 were approximately $87,000, $96,000 and $1,682,000, respectively. The highest aggregate amounts of advances outstanding to the other controlling shareholder and his Qualified Subchapter S Trust during 1998, 1997 and 1996 were approximately $118,000, $158,000 and $1,682,000, respectively.

                              MASTECH CORPORATION

  Mascot Systems leases from the controlling shareholders the office space for the offshore software development facilities in Bangalore, India. The acquisition of the real estate and the construction of this office building (but not the buildout of the office space) was financed entirely by the controlling shareholders out of personal funds. Specifically, Mascot Systems leases approximately 4,500 square feet of office space on one floor of an office building located in Bangalore, which is owned by the controlling shareholders. The lease has a ten-year term expiring in February 2008, with a rent revision clause every March. The rent is approximately $29,000 per year. Mascot Systems also leases a 32,500-square-foot office building located in Bangalore from the controlling shareholders. This lease has a ten-year term expiring in October 2006, and the annual rent is approximately $95,000. The Offshore Development Center at Chennai was partly functional during 1998 and fully functional beginning January 1, 1999. The lease agreement effective for a ten-year period effective March 1998 and expiring February 2008 has an annual rent of $449,000. The rental agreement may be revised each March. Since the facility was partly occupied during 1998, rent paid to the controlling shareholders was $118,000. Mascot Systems has also rented approximately 9,000 square feet of space for its facilities located in Bangalore and Chennai for which rent in the amount of $9,000 was paid during 1998.

  Scott Systems leases, for its training facilities, approximately 2,100 square feet of office space on one floor of an office building located in Mumbai (Bombay, India). The leased space is divided into five separately owned suites owned individually by the controlling shareholders. The lease expires in March 2003, and the aggregate rent is approximately $20,000 per year. Scott Systems also leases further office space of approximately 900 square feet on another floor in the same office building, which is owned by the controlling shareholders. This lease has a term that expires in August 2007, and the rent is $6,000 per year. Scott Systems also leases a portion of the Pune facility from the controlling shareholders. This lease covers 7,500 square feet of office space and expires in August 2007. The rent is approximately $18,000 per year.

9. Commitments and Contingencies

  The Company rents certain office facilities and equipment under noncancelable operating leases that provide for the following future minimum rental payments as of December 31, 1998:

   Period ending
   December 31,                                                   Amount
   -------------                                          ----------------------
                                                          (dollars in thousands)
    1999.................................................         $4,010
    2000.................................................          3,582
    2001.................................................          2,471
    2002.................................................          1,466
    Thereafter...........................................          4,077

  Rental expense was approximately $3,210,000, $1,984,000 and $1,448,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

  The Company has employment agreements with its controlling shareholders and certain of its executive officers which provide generally for specified minimum salaries and bonuses based upon the Company's performance.

  The majority of the Company's projects with customers, including those related to Year 2000 conversion, generally provide that the Company will supply consultants to perform under the customer's supervision. At this time, the Company is unable to quantify the potential risk to the Company related to Year 2000 conversions from future claims. Nonetheless, management does not believe that claims that may arise as a result of the above will have a significant impact on either the financial position or the results of operations of the Company.

                              MASTECH CORPORATION

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

10. Employee Benefit Plans

  The Company sponsors a 401(k) benefit plan. Eligible employees, as defined in the plan, may contribute up to 15% of eligible compensation, as defined. The Company does not currently contribute to this plan.

11. Non-recurring Charges

  In October 1996, the Company entered into an agreement with an executive pursuant to which the Company agreed to pay this individual, as compensation for past services, an amount equal to the value of 218,400 shares of Common Stock at the initial public offering price of $7.50 per share. Both of these numbers have been adjusted to reflect the two-for-one stock split. One-half of this payment was made in cash, at the election of the executive, on December 16, 1996. The remaining half of this obligation was satisfied on December 16, 1996 via the issuance of 109,200 shares of restricted Common Stock, as described in Note 12. The Company has reflected the cash payment along with the applicable tax withholdings as a non-recurring charge in the accompanying consolidated statements of income for the year ended December 31, 1996.

  For the years ended December 31, 1997 and 1998, the Company has reflected the amortization of deferred compensation for this same executive as a non-recurring charge in the accompanying consolidated statements of income.

  In connection with the acquisition of Quantum, $3.2 million of merger-related costs and expenses (primarily severance, legal and accounting costs) were incurred and were charged to expense in the second quarter of 1998. As of December 31, 1998, $245,000 remains and will be paid during 1999.

12. Stock-Based Compensation and Restricted Stock Award

  Effective December 16, 1996, the Company adopted the 1996 Stock Incentive Plan (the "Plan") for directors, executive management and key personnel. Effective February 1, 1999, the Company adopted the Second Amended and Restated 1996 Stock Incentive Plan (the "Amended Plan") for directors, executive management and key personnel. The Amended Plan provides that up to 15% of the number of outstanding shares of the Company on each December 31 beginning on December 31, 1998 shall be available for issuance under the Amended Plan. As of December 31, 1998, there were 3,605,286 shares of Common Stock available for issuance under the Amended Plan. The Company accounts for the Plan under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Had compensation costs for the Plan been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), net income and basic and diluted earnings per share for the year ended December 31, 1998 would have been reduced by $3.5 million, or $0.07 per share. For the year ended December 31, 1997, net income and basic and diluted earnings per share would have been reduced by $1.3 million, or $0.03 per share. For the year ended December 31, 1996, net income would have been reduced by $24,000 and there would have been no impact on pro forma basic and diluted earnings per common share for the same period.

                              MASTECH CORPORATION

  During 1998, 1997 and 1996, options covering a total of 1,703,873 shares, 820,100 shares and 1,691,100 shares, respectively, of Common Stock were granted under the Plan. Options expire ten years from the date of grant or earlier if an option holder ceases to be employed by the Company for any reason. A summary of stock option activity follows:

                                                                Weighted Average
                                                       Options   Exercise Price
                                                      --------- ----------------
1998
Options outstanding, beginning of period............. 2,134,600      $ 8.37
Granted.............................................. 1,703,873       19.47
Exercised............................................   351,279        8.76
Lapsed and forfeited.................................   330,198       11.06
                                                      ---------
Options outstanding, end of period................... 3,156,996      $14.25
                                                      =========      ======
Options exercisable, end of period...................   412,828      $ 9.11
                                                      =========      ======
Available for future grant........................... 3,605,286
                                                      =========
1997
Options outstanding, beginning of period............. 1,691,100      $ 7.50
Granted..............................................   820,100        9.76
Exercised............................................   257,600        7.50
Lapsed and forfeited.................................   119,000        7.50
                                                      ---------
Options outstanding, end of period................... 2,134,600      $ 8.37
                                                      =========      ======
Options exercisable, end of period...................   212,064      $ 7.50
                                                      =========      ======
Available for future grant........................... 4,978,961
                                                      =========
1996
Options outstanding, beginning of period.............        --          --
Granted.............................................. 1,691,100      $ 7.50
Exercised............................................        --          --
Lapsed and forfeited.................................        --          --
                                                      ---------
Options outstanding, end of period................... 1,691,100      $ 7.50
                                                      =========      ======
Options exercisable, end of period...................        --          --
                                                      =========      ======
Available for future grant........................... 5,680,061
                                                      =========

                              MASTECH CORPORATION

Stock options outstanding at December 31, 1998

                Options Outstanding                                 Options Exercisable
---------------------------------------------------- -------------------------------------------------
                                Weighted Average                                  Weighted Average
Weighted Average                   Remaining         Weighted Average                Remaining
 Exercise Price    Options  Contractual Life (Years)  Exercise Price  Options Contractual Life (Years)
----------------  --------- ------------------------ ---------------- ------- ------------------------
     $ 7.50       1,020,257           7.96                $ 7.50      292,258           7.96
       9.56         370,000           7.33                  9.98       64,834           7.33
      15.80         619,166           8.96                 15.26       42,736           8.86
      19.26         598,573           9.17                 19.72       13,000           9.46
      22.37         490,000           9.80                    --           --             --
      25.84          59,000           9.54                    --           --             --
                  ---------                                           -------
     $14.25       3,156,996           8.63                $ 9.80      412,828           8.04
                  =========           ====                            =======           ====

Stock options outstanding at December 31, 1997

                Options Outstanding                                 Options Exercisable
---------------------------------------------------- -------------------------------------------------
                                Weighted Average                                  Weighted Average
Weighted Average                   Remaining         Weighted Average                Remaining
 Exercise Price    Options  Contractual Life (Years)  Exercise Price  Options Contractual Life (Years)
----------------  --------- ------------------------ ---------------- ------- ------------------------
     $ 7.50       1,407,600           9.24                $7.50       212,064           9.24
       8.82         560,000           9.62                   --            --             --
      14.21         167,000           9.91                   --            --             --
                  ---------                                           -------
     $ 8.37       2,134,600           9.39                $7.50       212,064           9.24
                  =========           ====                            =======           ====

Stock options outstanding at December 31, 1996

                Options Outstanding                                 Options Exercisable
---------------------------------------------------- -------------------------------------------------
                                Weighted Average                                  Weighted Average
Weighted Average                   Remaining         Weighted Average                Remaining
 Exercise Price    Options  Contractual Life (Years)  Exercise Price  Options Contractual Life (Years)
----------------  --------- ------------------------ ---------------- ------- ------------------------
     $7.50        1,691,100           9.96                  --           --              --
                  =========           ====                              ===             ===

                              MASTECH CORPORATION

                                                                          Stock
                                                                          Option
Summary of Stock Options                                                  Price
------------------------                                                  ------
Weighted average fair value of options granted during 1998*.............. $9.68
                                                                          =====
Weighted average fair value of options granted during 1997*.............. $2.60
                                                                          =====
Weighted average fair value of options granted during 1996*.............. $2.93
                                                                          =====

--------
*The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                          1998    1997    1996
                                                         ------- ------- -------
Risk free interest rate.................................    5.6%    6.5%    6.2%
Expected dividend yield.................................    0.0%    0.0%    0.0%
Expected life of options................................ 5 years 5 years 6 years
Expected volatility rate................................   50.0%   33.0%   24.5%

  Effective December 16, 1996, the Company entered into an employment agreement with an executive that included the granting of 109,200 shares of restricted Common Stock. During the restricted period (from December 16, 1996 to June 30, 1998), the restricted stock vested ratably and daily. The agreement provides for partial awards and forfeitures under various circumstances. At December 31, 1998 and 1997, the Company's consolidated balance sheet reflects deferred compensation of $0 and $258,000, respectively, related to this award, as an offset to shareholders' equity. Compensation expense of $258,000, $518,000 and $43,000 related to the vesting of restricted shares during 1998, 1997 and 1996, respectively, has been recorded in the Company's consolidated income statement.

13. Earnings per Common Share

  In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"), which establishes new standards for computing and presenting earnings per share. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company adopted SFAS No. 128 during 1997. Earnings per share for the pro forma periods were not impacted by the adoption of SFAS No. 128.

  Basic pro forma net income per common share and earnings per common share are calculated by dividing pro forma net income and net income, respectively, by the weighted average number of common shares outstanding during the year. Diluted pro forma net income per common share and earnings per common share are calculated by dividing pro forma net income and net income, respectively, by the weighted average number of shares of common stock outstanding adjusted for the assumed conversion of all dilutive securities.

  The 1996 diluted shares outstanding, as calculated below, also includes 393,462 (pre-split) common shares, which represents the number of shares, when multiplied by the initial public offering price, would have been sufficient to replace the capital in excess of earnings withdrawn as dividends during the period.

                              MASTECH CORPORATION

                                            Year Ended December 31,
                                -----------------------------------------------
                                        1998            1997            1996
                                --------------- --------------- ---------------
                                 (dollars in thousands, except per share data)
Basic earnings per share
  Net income...................         $33,432         $16,067          $3,698
Divided by:
  Weighted average common
   shares......................      48,996,895      45,250,620      39,194,023
                                =============== =============== ===============
Basic earnings per share.......           $0.68           $0.36           $0.09
                                =============== =============== ===============
Diluted earnings per share
  Net income...................         $33,432         $16,067          $3,698
Divided by the sum of:
  Weighted average common
   shares......................      48,996,895      45,250,620      39,194,023
  Dilutive effect of common
   stock equivalents...........         833,539         469,506           6,400
                                --------------- --------------- ---------------
  Diluted average common
   shares......................      49,830,434      45,720,126      39,200,423
                                =============== =============== ===============
Diluted earnings per share.....           $0.67           $0.35           $0.09
                                =============== =============== ===============

14. Business Acquisitions

  On October 26, 1998, the Company acquired International MIS, Inc. ("IMIS"), a business and information technology consulting firm based in San Francisco, California. IMIS provides the financial industry with high-level project management and business analysis consulting services. The acquisition was accounted for as a purchase. Operating results have been included in the Company's consolidated financial statements since the date of acquisition, but pro forma information has not been presented because it is immaterial.

  On July 1, 1998, the Company acquired privately held MC Computer Services Pty Limited ("MCCS"), a Canberra, Australia-based information technology services provider. MCCS provides a wide range of high-level information technology services such as applications development, consultant services, systems analysis and design, and project management. The acquisition has been accounted for as a purchase. Operating results have been included in the Company's consolidated financial statements since the date of acquisition, but pro forma information has not been presented because it is immaterial.

  Related to these acquisitions, an initial payment of $15.0 million was paid and $4.0 million was recorded as a long-term liability, which represents the unpaid purchase price. Future payments will be made based upon a calculation of earnings before interest, taxes, depreciation and amortization of goodwill for the years ending 1999, 2000 and 2001. Future payments will not exceed $8.0 million under the terms of one agreement. The maximum amount of future payments for the other agreement, will be established based upon the calculation described above.

  During 1998, the Company recorded approximately $19.5 million of goodwill related to the above acquisitions. The final amount of goodwill will be determined upon the finalization of fair value studies of the assets acquired. Additionally, this amount will be adjusted based upon future payments. These two acquisitions, accounted for under the purchase method of accounting, added $12.5 million in revenues and $9.5 million in assets for 1998.

  On June 1, 1998, the Company acquired all of the issued and outstanding capital stock of Quantum Information Resources Limited ("Quantum"), a Canadian corporation, pursuant to a business combination the terms of which were contained in that certain Combination and Exchange Agreement dated June 1, 1998 (the

                              MASTECH CORPORATION

"Exchange Agreement"). Pursuant to the Exchange Agreement, the shareholders of Quantum received 1,623,000 exchangeable non-voting shares of Quantum, which are convertible into the same number of shares of the Company's Common Stock (the "Exchangeable Shares"), and PNC Bank, National Association, received 1 share of Series A Preferred Stock, as trustee for the shareholders of Quantum, pursuant to which such shareholders were granted the right to vote the Company Common Stock underlying the Exchangeable Shares.

  Quantum provides IT services primarily in Canada and parts of the United States. The business combination was accounted for as a pooling of interests and, accordingly, the Company's consolidated financial statements have been restated to include results for Quantum for all periods presented. Separate revenues and net income, prior to the business combination, are presented in the following table:

                                            Five Months
                                           Ended May 31, Year Ended December 31,
                                           ------------- -----------------------
                                               1998           1997        1996
                                             --------    ----------- -----------
(dollars in thousands)
Revenues
  Mastech.................................   $121,298    $   195,967 $   123,400
  Quantum.................................     20,181         44,481      39,539
                                             --------    ----------- -----------
  Total...................................   $141,479    $   240,448 $   162,939
                                             ========    =========== ===========
Net income
  Mastech                                    $ 11,093    $    15,606 $     8,692
  Quantum.................................        928            461         297
                                             --------    ----------- -----------
  Total...................................   $ 12,021    $    16,067 $     8,989
                                             ========    =========== ===========

  On December 2, 1997, the Company acquired Asia Pacific Computer Consultants Pty Limited ("Asia Pacific"), a Sydney, Australia-based information technology and telecommunications ("IT&T") services provider. Asia Pacific was merged with Mastech's existing Australia operations and became a Mastech subsidiary, Mastech Asia-Pacific. In addition to an initial payment, a contingent future payment, if required, will be made in accordance with a calculation involving the earnings before interest of Asia Pacific, as defined, for each of the years ended December 31, 1998 and 1999.

15. S-Corporation Dividend

  In December 1996, the Company's Board of Directors declared an S-corporation dividend to former S-corporation shareholders in an aggregate amount representing the estimated amount of all undistributed earnings of the Company taxed or taxable to its shareholders through December 16, 1996 (the "S-corporation Dividend"). The S-corporation Dividend was recorded in the consolidated balance sheets at December 31, 1996 in the amount of $6.5 million. The S-corporation Dividend was paid in the amount of $6.3 million in 1997, with the difference recognized as an increase in additional paid-in capital as shown in the accompanying consolidated statements of shareholders' equity.

16. Segment Reporting

  In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"), which requires the use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure or any other manner in which management segregates a company.

                              MASTECH CORPORATION

  Mastech Corporation's reportable segments are strategic business units that offer similar services to different target markets. They are managed separately because each business unit requires different marketing strategies. The Company has three reportable segments: U.S. Client Services group, the High Value Services group and the International Client Services group.

  The U.S. Client Services group is divided into geographic regions, each of which is directed by a Manager or Regional Director. Each region includes multiple new business development managers. These individuals use a proprietary database of several thousand prospects to telemarket Mastech's services nationally. The Company subsequently sends interested prospective clients a written proposal providing information about the Company, its approach and methodology, schedules, team members, pricing and terms.

  The U.S. Client Services group also focuses on developing national and global relationships with major systems integrators such as EDS, IBM, KPMG, Ernst & Young and Oracle. Mastech assists these integrators in meeting their customers' needs by providing specialized technical expertise and complementary capabilities such as offshore development.

  The High Value Services group provides IT professionals trained in ERP implementations, E-Business consulting, network services, Year 2000 services, in addition to managing engagements in the aforementioned services. Additionally, this group provides services through offshore software development centers which are connected via secure, high-speed satellite links to the Company's headquarters and client sites. This group works directly with the end-user clients and also partners with a wide array of software companies, ranging from ERP to supply-chain and custom-interaction vendors, and systems integrators on teamed implementation efforts.

  The International Client Services group operates through offices in nine different countries. Each office is supervised by a Country Manager and supported by dedicated sales personnel that sell directly to new clients using an approach similar to the Company's U.S. sales approach. Additionally, these offices focus on leveraging Mastech's existing relationships with its U.S.- based multinational clients.

  The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates segment performance based on profit or loss from operations. The Company does not allocate income taxes, other income or expense and non-recurring charges to segments. In addition, the Company accounts for inter-segment sales and transfers at current market prices.

  Revenues by geographic area consisted of the following:

                                                       Year Ended December 31,
                                                      --------------------------
                                                        1998     1997     1996
(dollars in thousands)                                -------- -------- --------
Revenues
  United States...................................... $283,569 $175,364 $116,514
  Canada.............................................   49,489   47,830   39,935
  Europe.............................................   26,126    8,898      329
  Pacific Rim........................................   31,687    8,356    6,161
                                                      -------- -------- --------
  Total Revenues..................................... $390,871 $240,448 $162,939
                                                      ======== ======== ========

                                                         Year Ended December 31,
                                                         -----------------------
                                                              1998        1997
                                                         ----------- -----------
Total Assets
  United States.........................................    $168,276    $145,994
  Canada................................................      16,158       3,628
  Europe................................................      13,836       5,643
  Pacific Rim...........................................      17,511       6,795
                                                         ----------- -----------
  Total Assets..........................................    $215,781    $162,060
                                                         =========== ===========

                              MASTECH CORPORATION

                           U.S.              International
                          Client  High Value    Client       Corporate
                         Services Services    Services(1)  Activities(2)  Total
                         -------- ---------- ------------- ------------- --------
(dollars in thousands)
1998
 Revenues (3)........... $159,679  $140,092     $91,100      $     --    $390,871
 Income from operations.   40,344    33,804       6,407       (26,773)     53,782
 Interest (income)
  expense...............       --        --          --        (3,321)     (3,321)
 Merger-related
  expenses..............       --        --          --         3,212       3,212
 Provision for income
  taxes.................       --        --          --        20,459      20,459
                                                                         --------
 Net income............................................................. $ 33,432
                                                                         ========
                           U.S.              International
                          Client  High Value    Client       Corporate
                         Services Services    Services(1)  Activities(2)  Total
                         -------- ---------- ------------- ------------- --------
1997
 Revenues (3)........... $122,387   $58,961     $59,100      $     --    $240,448
 Income from operations.   28,876    10,626       4,044       (17,441)     26,105
 Interest (income)
  expense...............       --        --          --        (1,193)     (1,193)
 Provision for income
  taxes.................       --        --          --        11,231      11,231
                                                                         --------
 Net income............................................................. $ 16,067
                                                                         ========
                           U.S.              International
                          Client  High Value    Client       Corporate
                         Services Services    Services(1)  Activities(2)  Total
                         -------- ---------- ------------- ------------- --------
1996
 Revenues (3)........... $105,488   $10,931     $46,520      $     --    $162,939
 Income from operations.   25,129      (183)      2,295       (13,785)     13,456
 Interest (income)
  expense...............       --        --          --           331         331
 Provision for income
  taxes.................       --        --          --         4,136       4,136
                                                                         --------
 Net income.............................................................    8,989
 Pro forma tax provision................................................    5,291
                                                                         --------
 Pro forma net income................................................... $  3,698
                                                                         ========

--------
(1) Income from operations for the International Client Services group includes certain international administrative and other operating expenses which are not allocated to the U.S. Client Services and High Value Services groups.

(2) Corporate activities include general corporate expenses, eliminations of intersegment transactions, interest income and expense and other unallocated charges. The Company evaluates segments based on income from operations. Since certain administrative and other operating expenses have not been allocated to the business segments, this basis is not necessarily a measure computed in accordance with generally accepted accounting principles and it may not be comparable to other companies. Additionally, the Company does not allocate assets, depreciation expense and capital additions to the business segments.

(3) A single customer, included in U.S. Client Services accounted for approximately 11%, 11%, and 7% of the Company's revenues for the years ended December 31, 1998, 1997 and 1996, respectively.

                              MASTECH CORPORATION

17. Quarterly Financial Information (Unaudited)

  The following table sets forth certain unaudited financial information for each of the quarters indicated below and, in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation thereof. All information has been restated for pooling of interests business combinations through December 31, 1998.

                                              Three Months Ended
                               ------------------------------------------------
                                Mar. 31,    Jun. 30,    Sept. 30,    Dec. 31,
                               ----------- ----------- ------------ -----------
                                (dollars in thousands, except per share data)
1998
 Revenues..................... $   81,586  $   92,584  $   103,405  $   113,296
 Gross Profit.................     26,303      30,745       34,649       36,996
 Income from operations.......     10,939      12,861       14,964       15,018
 Income before income taxes...     11,611      10,380       15,699       16,201
 Provision for income taxes...      4,667       4,627        5,495        5,670
 Net income................... $    6,944  $    5,753  $    10,204  $    10,531
                               ==========  ==========  ===========  ===========
 Basic and diluted earnings
  per common share............ $     0.14  $     0.12  $      0.20  $      0.21
                               ==========  ==========  ===========  ===========
1997
 Revenues..................... $   48,339  $   55,905  $    64,209  $    71,995
 Gross Profit.................     13,581      16,277       19,737       23,168
 Income from operations.......      3,461       5,988        7,589        9,067
 Income before income taxes...      3,867       6,349        7,703        9,379
 Provision for income taxes...      1,698       2,508        3,148        3,877
 Net income................... $    2,169  $    3,841  $     4,555  $     5,502
                               ==========  ==========  ===========  ===========
 Basic and diluted earnings
  per common share............ $     0.05  $     0.08  $      0.10  $      0.12
                               ==========  ==========  ===========  ===========

--------
Note: The sum of the four quarters may not equal yearly totals due to rounding of quarterly results.

18. Comprehensive Income

  During 1998, the Company adopted FASB Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners. The adoption of SFAS No. 130 had no impact on the Company's net income or shareholders' equity.

19. Subsequent Events

  In January 1999, the Company made the following acquisitions: (1) the Amber Group ("Amber") an SAP services company that provides integrated consulting, development, implementation and training; (2) Direct Resources Scotland Limited ("Direct Resources") of Edinburgh, Scotland, an IT services firm focusing on the financial services industry; and (3) Global Resource Management ("GRM") of Jacksonville, Florida. GRM provides information technology consulting and support services to large companies for mission-critical projects.

  The acquisitions above had combined revenues of approximately $26.2 million for the year ended December 31, 1998. Additionally, the assets of the above companies as of December 31, 1998 were approximately $6.1 million.

                              MASTECH CORPORATION

  The Amber acquisition will be accounted for under the pooling-of-interests method of accounting. Direct Resources and GRM will be accounted for under the purchase method of accounting.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

  The information required by this item is incorporated by reference from the information under the caption "Management and Directors" in the Company's definitive proxy statement to be filed.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this item is incorporated by reference from the information under the caption "Executive Compensation" in the Company's definitive proxy statement to be filed provided that the information in such proxy statement under the captions "Performance Graph" and "Compensation Committee Report on Executive Compensation" should not be incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item is incorporated by reference from the information under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement to be filed.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this item is incorporated by reference from the information under the caption "Certain Transactions" in the Company's definitive proxy statement to be filed.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)1. Financial Statements

  The following consolidated financial statements of the registrant and its subsidiaries are included on pages 28 to 48 and the report of independent public accountants is included on page 27 in this Form 10-K.

  Report of Independent Public Accountants.

  Consolidated Balance Sheets--December 31, 1998 and 1997.

  Consolidated Statements of Income--Years ended December 31, 1998, 1997 and
1996.

  Consolidated Statements of Shareholders' Equity--Years ended December 31, 1998, 1997 and 1996.

  Consolidated Statements of Cash Flows--Years ended December 31, 1998, 1997 and 1996.

  Notes to Consolidated Financial Statements

  2. Consolidated Financial Statement Schedules

  The following consolidated financial statement schedules shown below should be read in conjunction with the consolidated financial statements on pages 28 to 48 in this Form 10-K. All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or Notes thereto.

  The following items appear immediately following the signature pages:

  Report of Independent Public Accountants on Consolidated Financial Statement Schedules.

  Financial Statement Schedules:

  Schedule II-Valuation and Qualifying Accounts for the three years ended December 31, 1998.

  Financial Data Schedules

  3. Exhibits

  Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index, which is incorporated herein by reference.

(b)Reports on Form 8-K: Not applicable.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 29th day of March, 1999.

                                          Mastech Corporation

                                                     /s/ Sunil Wadhwani
                                          By: _________________________________
                                                       Sunil Wadhwani
                                                  Chief Executive Officer

                       POWER OF ATTORNEY AND SIGNATURES

  We, the undersigned officers and directors of Mastech Corporation, hereby severally constitute and appoint Sunil Wadhwani, Ashok Trivedi and Jeffrey McCandless, and each of them singly, our true and lawful attorneys, with full power to them and each of them singly, to sign for us in our names in the capacities indicated below, amendments to this report, and generally to do all things in our names and on our behalf in such capacities to enable Mastech Corporation to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

          /s/ Sunil Wadhwani           Co-Chairman, Chief           March 29, 1999
______________________________________  Executive and Director
            Sunil Wadhwani              (principal executive
                                        officer)

          /s/ Ashok Trivedi            Co-Chairman, President and   March 29, 1999
______________________________________  Director
            Ashok Trivedi

        /s/ Jeffrey McCandless         Vice President--Finance      March 29, 1999
______________________________________  (principal financial
          Jeffrey McCandless            officer)

          /s/ Neil M. Ebner            Corporate Controller         March 29, 1999
______________________________________  (principal accounting
            Neil M. Ebner               officer)

            /s/ Ed Yourdon             Director                     March 29, 1999
______________________________________
              Ed Yourdon

        /s/ J. Gordon Garrett          Director                     March 29, 1999
______________________________________
          J. Gordon Garrett

           /s/ Michel Berty            Director                     March 29, 1999
______________________________________
             Michel Berty

                              MASTECH CORPORATION
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

              For the years ended December 31, 1998, 1997 and 1996

                                     Balance at                       Balance at
            Allowance for            beginning   Charged                 end
          Doubtful Accounts          of period  to expense Deductions of period
          -----------------          ---------- ---------- ---------- ----------
(dollars in thousands)
Year ended December 31, 1998........   $1,215     $1,413     $(900)     $1,728
Year ended December 31, 1997........      675      1,000      (460)      1,215
Year ended December 31, 1996........      500        300      (125)        675

 EXHIBIT INDEX DESCRIPTION OF EXHIBIT
 ------- ----------------------------

   3.1 Articles of Incorporation of the Company are incorporated by reference from Exhibit 3.1 to Mastech Corporation's Registration Statement on Form
         S-1, Commission File No. 333-14169, filed on November 19, 1996.

   3.2 Bylaws of the Company are incorporated by reference from Exhibit 3.2 to Mastech Corporation's Registration Statement on Form S-1, Commission File
         No. 333-14169, filed on November 19, 1996.

   4.1 Form of certificate representing the Common Stock of the Company is incorporated by reference from Exhibit 4.1 to Mastech Corporation's
         Registration Statement on Form S-1, Commission File No. 333-14169, filed on November 19, 1996.

  10.1   Form of Employment Agreement by and between the Company and Sunil Wadhwani and Ashok Trivedi is incorporated by reference from Exhibit 10.1 to
         Mastech Corporation's Registration Statement on Form S-1, Commission File
         No. 333-14169, filed on November 19, 1996.*

  10.2 1996 Stock Incentive Plan is incorporated by reference from Exhibit 10.2 to Mastech Corporation's Registration Statement on Form S-1, Commission
         File No. 333-14169, filed on November 19, 1996.*

  10.3   Amended and Restated 1996 Stock Incentive Plan is incorporated by reference from the Quarterly Report on Form 10-Q, File No. 000-21755 filed on November 16, 1998.

  10.4 Second Amended and Restated 1996 Stock Incentive Plan is incorporated by reference from Exhibit 99.1 to Mastech Corporation's Definitive Proxy
         Statement, File No. 000-21755 filed on December 30, 1998.

  10.5   Agreement dated October 14, 1996 between Mastech Systems Corporation
         (f/k/a Mastech Corporation) and Steven Shangold, as amended by Addendum dated as of November 18, 1996, is incorporated by reference from Exhibit
         10.3 to Mastech Corporation's Registration Statement on Form S-1,
         Commission File No. 333-14169, filed on November 19, 1996.*

  10.6 Form of Employment Agreement by and between the Company and each of its Executive Officers is incorporated by reference from Exhibit 10.4 to Mastech Corporation's Registration Statement on Form S-1, Commission File
         No. 333-14169, filed on December 16, 1996.*

  10.7   Shareholders Agreement by and among the Company, Sunil Wadhwani and Ashok
         Trivedi and the Joinder Agreement by Grantor Retained Annuity Trusts established by Messrs. Wadhwani and Trivedi are incorporated by reference from Exhibit 10.5 to Mastech Corporation's Registration Statement on Form
         S-1, Commission File No. 333-14169, filed on December 16, 1996.

  10.10  Lease Agreement dated January 15, 1995 by and between Mascot Systems
         Private Limited and Messrs. Wadhwani and Trivedi for real estate in Bangalore, India is incorporated by reference from Exhibit 10.10 to Mastech Corporation's Registration Statement on Form S-1, Commission File
         No. 333-14169, filed on November 19, 1996.

  10.11  Lease Agreement dated November 6, 1996 by and between Mascot Systems
         Private Limited and Messrs. Wadhwani and Trivedi for real estate in Bangalore, India is incorporated by reference from Exhibit 10.11 to Mastech Corporation's Registration Statement on Form S-1, Commission File
         No. 333-14169, filed on November 19, 1996.

  10.12  Lease Agreement dated January 15, 1998 by and between Mascot Systems
         Private Limited and Messrs. Wadhwani and Trivedi for real estate in Bangalore, India is filed herewith.

  10.13  Lease Agreement dated March 26, 1997 by and between Mascot Systems Private
         Limited and Messrs. Wadhwani and Trivedi for real estate in Bangalore,
         India is filed herewith.


 EXHIBIT INDEX DESCRIPTION OF EXHIBIT
 ------- ----------------------------

  10.14  Lease Agreement dated January 13, 1998 by and between Mascot Systems
         Private Limited and Messrs. Wadhwani and Trivedi for real estate in Chennai, India is filed herewith.

  10.15  Lease Agreement dated April 1, 1996 by and between Scott Systems Private
         Limited and Messrs. Wadhwani and Trivedi for real estate in Bombay, India is incorporated by reference from Exhibit 10.12 to Mastech Corporation's
         Registration Statement on Form S-1, Commission File No. 333-4169, filed on
         November 19, 1996.

  10.16  Lease Agreement dated April 1, 1996 by and between Scott Systems Private
         Limited and Sunil Wadhwani for real estate in Bombay, India is incorporated by reference from Exhibit 10.13 to Mastech Corporation's
         Registration Statement on Form S-1, Commission File No. 333-14169, filed on November 19, 1996.

  10.17  Lease Agreement dated April 1, 1996 by and between Scott Systems Private
         Limited and Ashok Trivedi for real estate in Bombay, India is incorporated by reference from Exhibit 10.14 to Mastech Corporation's Registration
         Statement on Form S-1, Commission File No. 333-14169, filed on November
         19, 1996.

  10.18  Lease Agreement dated April 18, 1998 by and between Scott Systems Private
         Limited and Messrs. Wadhwani and Trivedi for real estate in Mumbai, India is filed herewith.

  10.19  Lease Agreement dated April 18, 1998 by and between Scott Systems Private
         Limited and Messrs. Wadhwani and Trivedi for real estate in Mumbai, India is filed herewith.

  10.20 Stock Purchase Agreement by and between the Company and Messrs. Wadhwani and Trivedi for their shares of Mascot Systems Private Limited
         (incorporated by reference to Exhibit 10.15 on Form S-1 of Mastech
         Corporation, Commission File No. 333-14169, filed on November 19, 1996).

  10.21 Agreement and Plan of Merger by and between the Company and SWAT Systems is incorporated by reference from Exhibit 10.15 to Mastech Corporation's
         Registration Statement on Form S-1, Commission File No. 333-14169, filed on November 19, 1996.

  10.22  Form of S-corporation Revocation, Tax Allocation and Indemnification
         Agreement is incorporated by reference from Exhibit 10.17 to Mastech
         Corporation's Registration Statement on Form S-1, Commission File No. 333-
         14169, filed on November 19, 1996.

  10.23  Credit Agreement dated December 3, 1998 between the Company and PNC Bank,
         National Association filed herewith.

  10.24  Sublease Agreement dated February 10, 1995 by and between Westinghouse
         Electric Corporation and the Company for the Company's Oakdale, PA
         headquarters, as amended by amendment dated March 20, 1996 is incorporated by reference from Exhibit 10.19 to Mastech Corporation's Registration
         Statement on Form S-1, Commission File No. 333-14169, filed on November
         19, 1996.

  10.25  Lease Agreement dated October 14, 1998 by and between Park Ridge One
         Associates and the Company for office space located in Park Ridge Office
         Center near Pittsburgh, Pennsylvania is filed herewith.

  10.26  Form of Capital Contribution Agreement by and among the Company, Sunil
         Wadhwani, Ashok Trivedi and their respective family trusts is incorporated by reference from Exhibit 10.21 to Mastech Corporation's Registration
         Statement on Form S-1, Commission File No. 333-14169, filed on December
         16, 1996.

 EXHIBIT INDEX DESCRIPTION OF EXHIBIT
 ------- ----------------------------

  23.0   Report of Independent Public Accountants on Financial Statement Schedule

  23.1   Consent of Independent Public Accountants

  24.1   Power of Attorney (included on signature page in this report)

  27.1   Financial Data Schedule

  27.2   Restated Financial Data Schedule

  27.3   Restated Financial Data Schedule

--------
* Management compensatory plan or arrangement