Form 10-Q
period 1999-03-31
MASTECH CORP
filed 1999-05-17
CIK 1024732

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999

                                      or

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]   No [ ]

The number of shares of the registrant's Common Stock, par value $0.01 per share, outstanding as of April 30, 1999 was 50,357,171.

                              MASTECH CORPORATION
                         QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED MARCH 31, 1999

                               TABLE OF CONTENTS



                                                                            PAGE
                                                                            ----

PART I.   FINANCIAL INFORMATION                                               3

ITEM 1.   CONSOLIDATED CONDENSED FINANCIAL STATEMENTS:

          UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF
          INCOME FOR EACH OF THE  THREE MONTH PERIODS ENDED
          MARCH 31, 1999 AND MARCH 31,1998                                    3

          CONSOLIDATED CONDENSED BALANCE SHEETS AS OF
          MARCH 31, 1999 (UNAUDITED) AND DECEMBER 31, 1998                    4

          UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF
          SHAREHOLDERS' EQUITY AS OF MARCH 31, 1999                           5

          UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF
          CASH FLOWS FOR EACH OF THE THREE MONTH PERIODS
          ENDED MARCH 31, 1999 AND MARCH 31, 1998                             6

          NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL
          STATEMENTS                                                          7

          REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                           11


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                                12

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE
          ABOUT MARKET RISK                                                  18

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                                  18

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS                          18

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                    18

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                18

ITEM 5.   OTHER INFORMATION                                                  19

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                   19

          SIGNATURES                                                         20

          EXHIBIT INDEX                                                      21

PART 1. FINANCIAL INFORMATION


ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                              MASTECH CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (dollars in thousands, except per share data)
                                  (unaudited)

                                                             Three Months Ended March 31,
                                                       --------------------------------------
                                                               1999               1998 (1)
                                                               ----               --------
Revenues                                                      $ 121,377             $ 83,749
Cost of revenues                                                 81,562               56,882
                                                       -----------------    -----------------
Gross profit                                                     39,815               26,867

Selling, general and administrative                              22,621               15,887
                                                       -----------------    -----------------
Income from operations                                           17,194               10,980

Interest income                                                    (542)                (673)
Merger-related expenses                                           1,727                    -
                                                       -----------------    -----------------
Income before income taxes                                       16,009               11,653
Provision  for income taxes                                       5,905                4,667
                                                       -----------------    -----------------
Net income                                                     $ 10,104              $ 6,986
                                                       =================    =================

Net income per common share, basic and diluted                   $ 0.20               $ 0.14
                                                       =================    =================


(1) Restated for pooling of interests transaction. (See Note 5.)


The accompanying notes are an integral part of these consolidated condensed financial statements.

                           MASTECH CORPORATION
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                         (dollars in thousands)

                                                                                     March 31,                December 31,
                                                                                       1999                     1998 (1)
                                                                                    -----------               ------------
                                                                                    (Unaudited)                 (Audited)
                                 ASSETS
Current assets:
     Cash and cash equivalents (cost approximates market value)                       $ 27,855                  $ 35,493
     Investments                                                                        46,934                    47,153
     Accounts receivable, net                                                           79,140                    73,313
     Unbilled receivables                                                               19,948                    12,261
     Prepaid and other assets                                                            7,202                     8,484
     Deferred income taxes                                                               1,149                     2,312
                                                                                   -----------              ------------
Total current assets                                                                   182,228                   179,016

Equipment and leasehold improvements, net                                               18,824                    17,234
Intangible assets, net                                                                  29,745                    21,208
                                                                                   -----------              ------------
Total  assets                                                                        $ 230,797                 $ 217,458
                                                                                   ===========              ============
                  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                  $ 9,101                   $ 8,523
     Accrued payroll and related costs                                                  27,181                    29,367
     Other accrued liabilities                                                          12,781                    10,292
     Deferred revenue                                                                       11                       723
     Accrued income taxes                                                                2,372                         -
                                                                                   -----------              ------------
Total current liabilities                                                               51,446                    48,905

     Other long term liabilities                                                         5,211                     4,563
     Deferred income taxes                                                               3,640                     5,455
Shareholders' equity:
     Preferred Stock, without par value                                                      -                         -
     Common Stock, par value $0.01 per share                                               503                       502
     Additional paid-in capital                                                        113,451                   111,508
     Retained earnings                                                                  57,200                    47,096
     Accumulated other comprehensive income                                               (654)                     (571)
                                                                                   -----------              ------------
          Total shareholders' equity                                                   170,500                   158,535
                                                                                   -----------              ------------
Total liabilities and shareholders' equity                                           $ 230,797                 $ 217,458
                                                                                   ===========              ============

(1) Restated for pooling of interests transaction. (See Note 5.)

The accompanying notes are an integral part of these consolidated condensed financial statements.

                              MASTECH CORPORATION
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            (dollars in thousands)

                                                                                                       Accumulated
                                                                              Additional                  Other         Total
                                        Common Stock      Series A Preferred   Paid-in    Retained    Comprehensive  Shareholders'
                                    Shares    Par Value    Shares Par Value    Capital    Earnings        Income        Equity
                                   -----------------------------------------------------------------------------------------------
Balance, December 31, 1998 (1)     50,236,080     $ 502      1        -       $111,508     $ 47,096       $ (571)     $ 158,535
Exercise of stock options,
    includes effect of  tax
    benefit recognized                110,159         1      -        -          1,943            -            -          1,944
Comprehensive income:
  Net unrealized loss
    on investments                          -         -      -        -              -            -          (73)           (73)
Currency translation
    adjustment                              -         -      -        -              -            -          (10)           (10)
  Net income                                -         -      -        -              -       10,104            -         10,104
                                   -----------------------------------------------------------------------------------------------
Balance, March 31, 1999            50,346,239     $ 503      1        -       $113,451     $ 57,200       $ (654)     $ 170,500
                                   ===============================================================================================


                                 Comprehensive
                                    Income
                                 -------------
Balance, December 31, 1998 (1)
Exercise of stock options,
    includes effect of  tax
    benefit recognized
Comprehensive income:
  Net unrealized loss
    on investments               $    (73)
Currency translation
    adjustment                        (10)
  Net income                       10,104
                              -----------
                                 $ 10,021
                              ===========
Balance, March 31, 1999

(1)  Restated for pooling of interests transaction. (See Note 5.)

The accompanying notes are an integral part of these consolidated condensed financial statements.

                              MASTECH CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (dollars in thousands)
                                  (unaudited)



                                                                         Three Months Ended March 31,
                                                                        ----------------------------
                                                                           1999            1998 (1)
                                                                           ----            -------
Net cash flows provided by (used in) operations                           $ 2,111           $ (337)

Cash flows from investing activities
     Acquisitions, net of cash acquired                                    (9,055)             (48)
     Additions to equipment and leasehold improvements                     (2,774)          (2,289)
     Other                                                                    146                -
                                                                      ------------    -------------
Net cash flows used in investing activities                               (11,683)          (2,337)

Cash Flows from financing activities
     Proceeds from exercise of stock options                                1,944            2,190
     Other                                                                    (10)             749
                                                                      ------------   -------------
Net cash flows provided by financing activities                             1,934            2,939

Net change in cash and cash equivalents                                    (7,638)             265
Cash and cash equivalents, beginning of period                             35,493           83,152
                                                                      ------------   -------------
Cash and cash equivalents, end of period                                 $ 27,855         $ 83,417
                                                                      ============   =============


(1)  Restated for pooling of interests transaction. (See Note 5.)

The accompanying notes are an integral part of these consolidated condensed financial statements.

        NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements included herein have been prepared by Mastech Corporation (the "Company") in accordance with generally accepted accounting principles for the interim financial information and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. The consolidated condensed financial statements as of and for the quarter ended March 31, 1999 should be read in conjunction with the Company's consolidated financial statements (and notes thereto) included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Accordingly, the accompanying consolidated condensed financial statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of the accompanying consolidated condensed financial statements have been included, and all adjustments are of a normal and recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

As discussed in Note 5, on January 4, 1999, the Company acquired all of the issued and outstanding capital stock of the Amber Group. The transaction was accounted for as a pooling of interests and, accordingly, the Company's historical consolidated condensed financial statements have been restated to include results for Amber for all periods presented.

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

3. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                     Three Months Ended March 31,
                                                     ---------------------------
                                                         1999         1998
                                                         ----         -----
Basic earnings per share:
Net income                                           $    10,104   $     6,986
                                                    ============ =============

Divided by:
     Weighted average common shares                   50,313,932    49,983,168
                                                    ============ =============

Basic earnings per share                                   $0.20         $0.14
                                                    ============ =============

Diluted earnings per share:
Net income                                           $    10,104   $     6,986
                                                    ============ =============

Divided by the sum of:
     Weighted average common shares                   50,313,932    49,983,168
     Dilutive effect of common stock equivalents         736,068       881,832
                                                    ------------ -------------
     Diluted average common shares                    51,050,000    50,865,000
                                                    ============ =============

Diluted earnings per share                                 $0.20         $0.14
                                                    ============ =============


4.  RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. Companies may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998).

The Company has not yet quantified the impacts of adopting SFAS No. 133 on its financial statements and have not determined the timing of or method of adoption of SFAS No. 133. The Company does not significantly participate in derivative contracts or participate in contracts with derivative instruments embedded in other contracts; however, the statement may increase volatility in earnings and other comprehensive income.

5.  BUSINESS COMBINATIONS

Purchases
---------

The following is a discussion of the Company's acquisitions accounted for as purchases. Operating results for each of the respective acquisitions have been included in the Company's operations since the date of acquisition. Pro forma disclosure regarding these purchase acquisitions have not been provided because they are not material to the operations of the Company. On January 29, 1999, the Company acquired Global Resource Management ("GRM"), located in Jacksonville, Florida. On January 9, 1999, the Company acquired Direct Resources Scotland Limited ("Direct Resources"), of Edinburgh, Scotland.

The GRM and Direct Resources acquisitions had combined revenues of approximately $15.7 million for the year ended December 31, 1998. Additionally, the assets of these two companies as of December 31, 1998 were approximately $3.2 million.
The excess of purchase price over the fair value of net assets acquired will be recorded as goodwill and will amortized over a thirty-year life using the straight-line method. Future payments for each acquisition will be made based upon an agreed upon calculation for the years ending 1999 and 2000. The aggregate amount of these payments related to these independent agreements will not exceed $2.9 million.


On October 26, 1998, the Company acquired International MIS, Inc. ("IMIS"), located in San Francisco, California. On July 1, 1998, the Company acquired MC Computer Services Pty Limited ("MCCS") of Canberra, Australia. As part of these two independent agreements, an agreed upon amount was recorded as a long-term liability which represents the unpaid purchase price related to these acquisitions. Additionally, goodwill has been recorded for these two purchases and will be adjusted based upon the finalization of the fair value studies of
assets acquired and may be adjusted based upon future payments.   Any such
adjustments will not materially affect the overall financial position or results of operations of the Company. Future payments will be made based upon an agreed upon calculation for the years ending 1999, 2000 and 2001. Future payments will not exceed $8.0 million under the terms of one agreement.

Pooling of Interests
--------------------

From June 1, 1998 to March 31, 1999, the Company consummated the following business combinations accounted for as pooling of interests:

On January 5, 1999 the Company acquired all the issued and outstanding stock of the Amber Group ("Amber") in exchange for 1,095,001 of the Company's common stock. The revenues related to Amber were $10.5 million as of December 31, 1998. The Company's consolidated condensed financial statements have been restated to include results for Amber for all periods presented. In connection with the merger, the Company incurred approximately $1.7 million of merger related costs which were expensed in the first quarter of 1999.

On June 1, 1998, the Company acquired all of the issued and outstanding stock of Quantum Information Resources Limited ("Quantum"), a Canadian corporation, in exchange for 1,623,000 shares of the Company's Common Stock. PNC Bank, National Association, acting as trustee for the shareholders of Quantum received 1 share of Series A Preferred Stock pursuant to the merger. The Company's consolidated condensed financial statements have been restated to include results for Quantum for all periods presented. In connection with the merger, the Company incurred approximately $3.2 million of merger related costs which were expensed in second quarter of 1998.

6.  SEGMENT INFORMATION

The Company is a provider of IT services, and is organized into office locations throughout the world. The Company has three reportable segments: the U.S. Client Services group, the High Value Services group, and the International Client Services group. The chief operating decision-makers evaluate each segment's performance based primarily on their revenues, gross margin and operating income. The accounting policies of the operating segments are the same as those of the entire Company.

The following table summarizes selected financial information of the Company's operations by segment:




(dollars in thousands)

                                                 U.S.               High          International
                                                Client             Value             Client           Corporate
Three Months Ended March 31, 1999              Services           Services          Services        Activities (1)       Total
----------------------------------------   ----------------   ----------------   ---------------   ----------------   -------------
Revenues from external customers                  $ 42,051           $ 50,420          $ 30,133                $ -       $ 122,604
Intersegment sales                                       -             (1,227)                -                  -          (1,227)
                                           ----------------   ----------------   ---------------   ----------------   -------------
Reported revenues                                   42,051             49,193            30,133                  -         121,377
                                           ----------------   ----------------   ---------------   ----------------   -------------
Expenses                                                 -                  -                 -            111,273         111,273
                                           ----------------   ----------------   ---------------   ----------------   ------------
Net income                                                                                                                $ 10,104
                                                                                                                      =============

                                                 U.S.               High          International
                                                Client             Value             Client           Corporate
Three Months Ended March 31, 1998              Services           Services          Services        Activities (1)       Total
----------------------------------------   ----------------   ----------------   ---------------   ----------------   -------------
Revenues from external customers                  $ 33,179           $ 29,282          $ 22,214                $ -        $ 84,675
Intersegment sales                                       -               (926)                -                  -            (926)
                                           ----------------   ----------------   ---------------   ----------------   -------------
Reported revenues                                   33,179             28,356            22,214                  -          83,749
                                           ----------------   ----------------   ---------------   ----------------   -------------
Expenses                                                 -                  -                 -             76,763          76,763
                                           ----------------   ----------------   ---------------   ----------------   -------------
Net income                                                                                                                 $ 6,986
                                                                                                                      =============

(1) Corporate activities include all general and selling expenses as well as merger-related expenses. This line item also includes interest income and other unallocated charges. Since all expenses have not been allocated to the business segments, this basis is not necessarily a measure computed in accordance with generally accepted accounting priniciples and may not be comparible to other companies.


There have been no material changes in total assets from the amount disclosed in the 1998 annual report on Form 10-K. Additionally, there have been no changes to the basis of measurements of segments between the 1998 annual report on Form 10-K and the first quarter 1999.


7. MERGER-RELATED EXPENSES

In connection with the acquisition of Amber, $1.7 million or $0.03 per share of merger-related costs and expenses were incurred and have been charged to expense in the first quarter of 1999. These expenses consisted primarily of severance payments, office closures, and related professional fees. The Company assessed its workforce as part of the acquisition of Amber and concluded that the additional layer of management that would have been formed was not consistent with the Company's long-range business plan.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Mastech Corporation:

We have reviewed the accompanying consolidated condensed balance sheet of Mastech Corporation (a Pennsylvania Corporation) and subsidiaries as of March 31, 1999, and the related consolidated condensed statements of income, shareholders' equity and cash flows for the three month periods ended March 31, 1999 and 1998. These consolidated condensed financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated condensed financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Mastech Corporation and subsidiaries as of December 31, 1998, (not presented herein) prior to the restatement of the consolidated balance sheet in connection with the pooling of interests transaction described in Note 1, and, in our report dated February 9, 1999, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                                      /S/ ARTHUR ANDERSEN LLP

Pittsburgh, Pennsylvania,
April 30, 1999

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Part I, Item 2 of this report should be read in conjunction with Part II, Item 7 of Mastech's Annual Report to the United States Securities and Exchange Commission ("SEC") on Form 10-K for the year ended December 31, 1998. The information contained herein is not a comprehensive management overview and analysis of the financial condition and results of operations of the Company, but rather updates disclosures made in the aforementioned filing. The following discussion should also be read in conjunction with the consolidated condensed financial statements and notes thereto appearing elsewhere in this report. As used herein, "Mastech" or the "Company" shall mean Mastech Corporation and each of its consolidated subsidiaries.

This Form 10-Q contains certain "forward-looking statements" (statements which are not historical facts) such as statements about future financial performance, capital expenditures, liquidity sources and needs, the Year 2000 ("Y2K") problem and certain other operations matters. Words or phrases denoting the anticipated results of future events--such as "anticipate," "believe," "estimate," "expect," "will likely," "are expected to," "will continue," "project," and similar expressions that denote uncertainty--are intended to identify such forward-looking statements. These forward-looking statements are subject to several risks and uncertainties, and the Company's actual future results may differ significantly from those stated in any forward-looking statements. While it is impossible to identify each factor and event that could affect the Company's results, variations in the Company's revenues and operating results occur from time to time as a result of a number of factors, such as the significance of client engagements commenced and completed during a quarter or a year, the number of working days in a quarter or a year, employee hiring, retention, and utilization rates, acceptance and profitability of the Company's services in new territories, integration of companies acquired, competition, general economic conditions and economic conditions specific to the information technology industry, which are discussed in Mastech's 1998 Annual Report to the SEC
Form 10-K under the caption "Risk Factors". Many of these factors are beyond the Company's ability to predict or control. As a result of these and other factors, quarterly revenues and operating results are difficult to forecast, and the Company may experience significant quarterly and yearly variations in operating results.


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

Mastech's most significant cost is its personnel expense, which consists primarily of salaries and benefits of the Company's billable personnel. The number of information technology ("IT") professionals assigned to projects may vary depending on the size and duration of each engagement. Moreover, project terminations, project completions and scheduling delays may result in periods when personnel are not assigned to active projects. Mastech manages its personnel costs by closely monitoring client needs and basing personnel increases on specific project engagements. While the number of IT professionals may be adjusted to reflect active projects, the Company must maintain a sufficient number of professionals to respond to demand for the Company's services on both existing projects and new engagements.

The Company has incurred significant incremental expenses to help ensure that the Company has both an adequate number of skilled IT professionals and the infrastructure necessary to sustain the Company's growth. These expenditures were incurred in connection with: (i) the development and launch of additional service offerings, including E-Business and Enterprise Network Solutions; (ii) the establishment of a recruiting division to recruit IT professionals in the U.S. and worldwide; (iii) the opening of foreign sales offices to provide better access to the global market; (iv) the development of three offshore software development centers in India; (v) the hiring of additional managers to support a larger organization; (vi) the relocation of the Company's headquarters to larger, more efficient office space; and (vii) the establishment of a training center to improve the skill levels of new and current employees. While these expenses have increased the Company's selling, general and administrative expenses, the Company believes that the revenues expected to be derived as a result of these expenditures have not yet been fully realized.

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

Financial results for the three months ended March 31, 1998 have been restated to reflect the acquisitions of Quantum and Amber in business combinations that were accounted for as a pooling of interests.

THREE MONTHS ENDED MARCH 31, 1999 COMPARED
WITH THE THREE MONTHS ENDED MARCH 31, 1998

     Revenues.   The Company's revenues increased 44.9%, or $37.6 million, to
$121.4 million in the first quarter of 1999 from $83.7 million in the first quarter of 1998. Of this continued growth in revenues, the U.S. Client Services group, High Value Services group, and the International Client Services group contributed $8.9 million, $20.8 million and $7.9 million, respectively, to this increase. The increases in the U.S. Client Services group and High Value Services group can be attributed to additional services provided to existing clients and continued market penetration. The increase in the International Client Services group is primarily the result of the continued increase in market penetration in Australia and Europe.

     Gross Profit.   Gross profit consists of revenues less cost of revenues.
Cost of revenues consists primarily of salaries and employee benefits for billable IT professionals and the associated travel and relocation costs of these professionals, as well as the cost of the independent contractors used by the Company. Gross profit increased 48.2%, or in $12.9 million to $39.8 million in the first quarter of 1999 from $26.9 million in the first quarter in 1998. Gross profit as a percentage of revenues increased to 32.8% in the first quarter of 1999 from 32.1% in the first quarter of 1998. The primary reason for the increase in gross profits as a percentage of revenues was higher margins in the High Value Services and U.S. Client Services groups. The number of IT professionals (including independent contractors) used by the Company increased 28% to over 5,000 as of March 31, 1999 from approximately 3,900 as of March 31, 1998.

     Selling, General and Administrative Expenses.   Selling, general and
administrative ("SG&A") expenses consist of costs associated with the Company's sales and marketing efforts, executive management, finance and human resource functions, facilities and telecommunication costs and other general overhead expenses. Selling, general and administrative expenses increased 42.4%, or $6.7 million, to $22.6 million in the first quarter of 1999 from $15.9 million in the first quarter of 1998. The increase in selling, general and administrative expenses reflects the Company's continued investment in infrastructure and in the initiatives required to implement the Company's marketing strategies. These costs include the development of additional service offerings, the expansion of its global recruiting capabilities, the opening of additional international offices, the establishment of training centers and the continued expansion of its offshore software development centers. As a percentage of revenues, selling, general and administrative expenses decreased to 18.6% for the first quarter of 1999 from 19.0% in the first quarter of 1998. This decrease is a result of the Company's continued monitoring of its SG&A costs and expenses.

     Merger Related Expenses.   The Company incurred $1.7 million of merger-
related related expenses in connection with the Amber acquisition during the first quarter of 1999. These expenses consisted primarily of severance payments, office closures, and related professional fees. There were no merger related expenses in the three months ended March 31, 1998.

     Interest and Other (Income) Expense, Net.   Other income was $542,000 in
the first quarter of 1999 compared to other income of $673,000 in the first quarter of 1998. This decrease of $131,000 in other income was the result of a slight reduction in the levels of cash held as investments.

     Income taxes.   Provision for income taxes was $5.9 million, or an
effective tax rate of 36.9% for the first quarter ended March 31, 1999 compared to $4.7 million, or an effective tax rate of 40.0% for the quarter ended March 31, 1998. The primary factors contributing to the reduction in the effective tax rate included a reduction in state income taxes and foreign income taxes, tax-exempt interest income generated by the Company's municipal bond portfolio and the tax holiday for the Company's Indian operations, offset by the effect of non-deductible one-time acquisition charges.

     Outlook.   The Company believes that the IT services industry remains strong and growth oriented. Furthermore, the Company believes that the breadth of the services and solutions that it offers positions it to continue to increase its revenues and operating profits in 1999. The Company anticipates that it will experience a shift in the demand for certain of its services in 1999 as a result of Year 2000 (Y2K) related factors. Although Y2K related projects represented only 10% of Company revenues for the year ended 1998, the Company believes that as customers focus on completing their Y2K readiness efforts in 1999, the demand for other IT services may be affected. The Company's percentage of revenues related to Y2K fell to 8% of total revenues for the first quarter of 1999. The Company believes that the percentage of revenues derived from Y2K will continue to decline, as a percentage of total revenues, for the remainder of 1999. Reductions or shifts in the timing or demand for Company services could result in fluctuations in the Company's quarterly revenues or operating results and could result in differences between actual and expected results.

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

Liquidity and Capital Resources

The Company continued to generate cash flow from operations to fund its business growth. The Company has continued to operate primarily debt free while enhancing its working capital position. At March 31, 1999, the Company had cash and short-term investments of $74.8 million, consisting of cash of $27.9 million and short-term investments of $46.9 million. This compares to cash and short-term investments of $82.6 million, consisting of cash of $35.5 million and
short-term investments of $47.1 million at December 31, 1998.   Cash provided by
operating activities was $2.1 million for the three months ended March 31, 1999 as compared to cash used by operating activities of $337,000 for the three
months ended March 31, 1998.   The increase of $2.4 million resulted from
increases in net income, accrued liabilities, and decreases in prepaid assets due to increasing focus on cash management.

At March 31, 1999, the Company's days sales outstanding ("DSO") was 73 compared to 70 DSO at December 31, 1998. The December 31, 1998 DSO has been restated to reflect the acquisition of Amber. This increase was primarily a result of the acquisitions of companies with higher DSO. The Company continues to focus on collecting on its receivables, involving several management departments.

Cash used in investing activities was $11.6 million for the three months ended March 31, 1999. Acquisitions, net of cash acquired totaled approximately $9.1 million. Capital expenditures for the three months ended March 31, 1999 and 1998 were approximately $2.8 million and $2.3 million, respectively. These capital expenditures consisted primarily of computer and related equipment to support its technical, consulting and administrative functions.

Cash provided by financing activities was $1.9 million for the three months ended March 31, 1999, mainly due to the proceeds from the exercise of employee stock options.

The Company has in place a $75.0 million revolving credit facility with PNC Bank, National Association ("the Credit Facility"). This Credit Facility bears interest at a rate per annum equal to a base rate (which is adjusted by a change in the prime rate or the Federal Funds Effective Rate at the Company's option) that is equal to the sum of the Euro-rate plus an applicable Euro-rate margin. The Credit Facility contains certain restrictive covenants and financial ratio requirements which would limit distributions to shareholders and additional borrowings. There were no borrowings outstanding under this arrangement at March 31, 1999 or at December 31, 1998.

The Company does not believe that inflation had a significant impact on the Company's results of operations for the periods presented. On an ongoing basis, the Company attempts to minimize any effects of inflation on its operating results by controlling operating costs and, whenever possible, seeking to insure that billing rates reflect increases in costs due to inflation.

Management believes that the Company will be able to meet its liquidity and cash needs for the next twelve months through a combination of cash flows from operating activities, cash balances and unused borrowing capacities (see above).

The Company generally invoices its clients in the local currency of the country in which the client is located. The functional currency of the international offices and foreign subsidiaries is the currency of the country in which the office or subsidiary is located. Translation gains and losses arising from differences between the functional and billing currencies are recognized in the consolidated condensed income statements and have not had a significant impact on the results of operations. Gains and losses as a result of fluctuations in foreign currency exchange rates are recognized in shareholders' equity as a component of comprehensive income. The Company continually evaluates the economic conditions of each country in which it operates and bases its foreign currency accounting policies on those assessments.


Year 2000 ("Y2K")

The Y2K problem refers to problems which may occur because some computer systems currently record years in a two-digit format. These computer systems may have difficulty recognizing or processing date information after December 31,

1999. The Y2K problem may also occur with embedded chips. The Company has been working to evaluate the potential effect of the Y2K problem on the Company's operations.


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


Cost of Year 2000 Compliance Efforts

The Company does not expect to incur substantial costs with respect to its Y2K compliance efforts and the Company has not deferred other information technology projects as a result of the Y2K problem. To date, the Company has incurred expenses totaling $124,000 and anticipates that its total expenses will not exceed $250,000 These figures are primarily reflective of the costs associated with the use of third parties to review and validate work performed and the costs assessing Y2K problems relating to or arising with respect to third parties. The cost estimates do not include the cost of internal efforts by Company personnel. The Company has not separately accounted for these internal costs.


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

The Company's policy has been to attempt to include provisions in client contracts that, among other things, disclaim implied warranties, limit the duration of express warranties, limit the Company's liability to predetermined amounts, and disclaim any liability arising from third-party software that is implemented or installed by the Company. The Company also maintains insurance to protect against potential liability in connection with Y2K remediation services provided by the Company. There can be no assurance that the Company will be able to obtain the desired contractual protections in agreements or that any such contractual provisions will prevent clients from asserting claims against the Company with respect to the Y2K issue. There also can be no assurance that the contractual protections, if any, obtained by the Company or the insurance coverage will operate to protect the Company from, or adequately limit the amount of, any liability arising from claims asserted against the Company.

Contingency Plan

The Company is developing a contingency plan to address various situations which may result if the Company experiences Y2K problems. The plan will include identification of major systems, dependencies on third parties and resources and strategies necessary to restore operations or work around failures. It is expected that the contingency plan will be approved by the Board of Directors on June 1, 1999. There can be no assurance that the contingency plan developed by the Company will adequately protect the Company from internal Y2K problems or prevent service interruption or failures experienced by customers and suppliers from having a material adverse effect on the Company.


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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK SENSITIVE INSTRUMENTS

On June 30, 1998, the Company entered into a foreign exchange contract with PNC Bank, National Association to hedge its foreign exchange exposure on certain intercompany debt. This contract matured on each of September 30, 1998, December 31, 1998, and March 31, 1999, and was extended for an additional three months each time. The Company realized interim gains on the contract extensions at each of September 30, 1998 and December 31, 1998 and realized an interim loss on the contract extension at March 31, 1999. Gains or losses were recognized under hedge accounting in Shareholder's Equity as Currency Translation Adjustment. Such gains and losses are essentially offset in Currency Translation Adjustment by gains or losses on the translation of the related debt. In March 1999, the contract was extended to June 30, 1999.

The outstanding contract is the far end of a swap for the sale by the Company of 7 million Canadian dollars at 1.5149 (US $4,620,767). It is the intention of the Company to continue to extend the contract on a quarterly basis until ultimate repayment of the intercompany loan. If the Canadian dollar weakens resulting in a higher USD/CAD exchange rate than 1.5149 on June 30, 1999, the Company will record an interim gain upon extension of the contract. If the Canadian dollar strengthens resulting in a lower USD/CAD exchange rate than 1.5149 on June 30, 1999, the Company will record an interim loss upon extension of the contract. At March 31, 1999, the USD/CAD exchange rate was 1.5087.


PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Neither the Company nor any of its subsidiaries is party to any litigation that is expected to have a material or adverse effect on the Company or its business.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On January 5, 1998, the Company issued 1,095,001 shares of its common stock in a business combination accounted for as a pooling of interests to the former shareholders of the Amber Group. The shares were issued in reliance upon
Section 4(2) of the Securities Act of 1933, as amended. No underwriters were involved in such issuance of common stock.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) A Special Meeting of the Shareholders was held on February 1, 1999. Only holders of common stock of record at the close of business on December 21, 1998 were entitled to notice of and to vote at the Annual Meeting. As of that date, the Company had 49,135,286 shares of common stock outstanding.

         (b) The matter brought before the shareholders involved an amendment to the 1996 Stock Incentive Plan ("the Plan") to increase the number of shares covered by the Plan. Votes for this proposal were cast in the following manner:


             Votes For:                    36,480,755
             Votes Against:                 4,824,570
             Abstentions:                     187,975
             Broker Non-Votes:              7,641,986

ITEM 5.  OTHER INFORMATION

Government Regulation of Immigration

The Company recruits its IT professionals on a global basis and, therefore, must comply with the immigration laws in the countries in which it operates, particularly the United States. As of March 31, 1999, approximately 35% of the Company's worldwide workforce were working under H-1B temporary work permits in the United States. Government regulation limits the number of new H-1B permits that may be approved in a fiscal year. On October 22, 1998, the "American Competitiveness and Workforce Improvement Act" was signed into law. The H-1B annual quota for fiscal year 1999 was increased from 65,000 to 115,000. The quota for fiscal years 2000 and 2001 will be 115,000 and 107,500 respectively. If the Company is unable to obtain H-1B visas for its employees in sufficient quantities or at a sufficient rate for a significant period of time, the Company's business, operating results and financial condition could be adversely affected.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         The following exhibits are being filed with this report:



Exhibit Number   Description
--------------   -----------
27.1             Financial Data Schedule for the three months ended March 31, 1999.
27.2             Restated Financial Data Schedules for: the three months ended March 31,
                 1998; the six months ended June 30, 1998; the nine months ended
                 September 30, 1998; and the year ended December 31, 1998.
27.3             Restated Financial Data Schedules for: the three months ended March 31,
                 1997; the six months ended June 30, 1997; the nine months ended
                 September 30, 1997; and the year ended December 31, 1997.
27.4             Restated Financial Data Schedule for the year ended December 31, 1996.


(b)      Reports on Form 8-K:

         The Company did not file any Current Report on Form 8-K during the quarter ended March 31, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  MASTECH CORPORATION
                                     (REGISTRANT)


Dated:   May 14, 1999        /s/ Sunil Wadhwani
                             -------------------------------------------------
                             Co-Chairman, Chief Executive Officer and Director


Dated:   May 14, 1999        /s/ Jeffrey A. McCandless
                             -------------------------------------------------
                             Vice President, Finance and Chief Financial Officer

                                 EXHIBIT INDEX



Exhibit Number    Description
--------------    -----------
27.1              Financial Data Schedule for the three months ended March 31, 1999.
27.2              Restated Financial Data Schedules for: the three months ended March 31,
                  1998; the six months ended June 30, 1998; the nine months ended
                  September 30, 1998; and the year ended December 31, 1998.
27.3              Restated Financial Data Schedules for: the three months ended March 31,
                  1997; the six months ended June 30, 1997; the nine months ended
                  September 30, 1997; and the year ended December 31, 1997.
27.4              Restated Financial Data Schedule for the year ended December 31, 1996.
