Form 10-Q
period 1999-06-30
MASTECH CORP
filed 1999-08-16
CIK 1024732

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1999
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                              Yes [X]  No  [ ]

The number of shares of the registrant's Common Stock, par value $0.01 per share, outstanding as of July 30, 1999 was 50,435,989.

                              MASTECH CORPORATION
                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1999

                               TABLE OF CONTENTS

                                                                                            PAGE
PART I.   FINANCIAL INFORMATION                                                               3

ITEM 1.      CONSOLIDATED CONDENSED FINANCIAL STATEMENTS:

             UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME FOR EACH OF THE
             THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1999 AND JUNE 30,1998                 3


             CONSOLIDATED CONDENSED BALANCE SHEETS AS OF JUNE 30, 1999 (UNAUDITED)
             AND DECEMBER 31, 1998                                                            4


             UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY AS OF
             JUNE 30, 1999                                                                    5


             UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS FOR EACH OF
             THE SIX MONTH PERIODS ENDED JUNE 30, 1999 AND JUNE 30, 1998                      6


             NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS                   7


             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                        12

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS         13
             OF OPERATIONS

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURE                                         19
             ABOUT MARKET RISK


PART II.   OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS                                                               19
ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS                                       19
ITEM 3.      DEFAULTS UPON SENIOR SECURITIES                                                 19
ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                             19
ITEM 5.      OTHER INFORMATION                                                               20
ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K                                                20

             SIGNATURES                                                                      21

             EXHIBIT INDEX                                                                   22

PART 1. FINANCIAL INFORMATION


ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                              MASTECH CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (dollars in thousands, except per share data)
                                  (unaudited)

                                                    Three Months Ended June 30,         Six Months Ended June 30,
                                                    ---------------------------       ----------------------------
                                                       1999           1998(1)              1999         1998(1)
                                                       ----           ----                 ----         ----
Revenues                                            $  124,514      $   95,195         $  245,891     $  178,944
Cost of revenues                                        83,109          63,737            164,671        120,619
                                                    ----------      ----------         ----------     ----------
Gross profit                                            41,405          31,458             81,220         58,325

Selling, general and administrative                     22,963          18,495             45,584         34,382
                                                    ----------      ----------         ----------     ----------
Income from operations                                  18,442          12,963             35,636         23,943

Other income, net                                         (794)           (732)            (1,336)        (1,405)
Merger-related expenses                                      -           3,212              1,727          3,212
                                                    ----------      ----------         ----------     ----------
Income before income taxes                              19,236          10,483             35,245         22,136
Provision for income taxes                               6,733           4,627             12,638          9,294
                                                    ----------      ----------         ----------     ----------
Net income                                          $   12,503      $    5,856         $   22,607     $   12,842
                                                    ==========      ==========         ==========     ==========

Net income per common share, basic and diluted      $     0.25      $     0.12         $     0.44     $     0.25
                                                    ==========      ==========         ==========     ==========



(1) Restated for pooling of interests transaction as discussed in Note 5.

The accompanying notes are an integral part of these consolidated condensed financial statements.

                           MASTECH CORPORATION
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                         (dollars in thousands)

                                                                                       June 30,               December 31,
                                                                                         1999                    1998(1)
                                                                                      ----------              ------------
                                                                                      (Unaudited)              (Audited)
                               ASSETS
Current assets:
     Cash and cash equivalents (cost approximates market value)                        $ 39,881                 $ 35,493
     Investments                                                                         48,937                   47,153
     Accounts receivable, net                                                            77,042                   73,313
     Unbilled receivables                                                                27,360                   12,261
     Prepaid and other assets                                                             8,267                    8,484
     Deferred income taxes                                                                1,648                    2,312
                                                                                       --------                 --------
Total current assets                                                                    203,135                  179,016
Equipment and leasehold improvements, net                                                18,440                   17,234
Intangible assets, net                                                                   29,530                   21,208
                                                                                       --------                 --------
Total  assets                                                                          $251,105                 $217,458
                                                                                       ========                 ========

                  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                  $  8,218                 $  8,523
     Accrued payroll and related costs                                                   31,008                   29,367
     Other accrued liabilities                                                           10,320                   11,015
     Accrued income taxes                                                                 8,617                        -
                                                                                       --------                 --------
Total current liabilities                                                                58,163                   48,905

     Other long term liabilities                                                          5,893                    4,563
     Deferred income taxes                                                                3,420                    5,455

Shareholders' equity:
     Preferred Stock, without par value                                                       -                        -
     Common Stock, par value $0.01 per share                                                504                      502
     Additional paid-in capital                                                         114,482                  111,508
     Retained earnings                                                                   69,703                   47,096
     Accumulated other comprehensive income                                              (1,060)                    (571)
                                                                                       --------                 --------
          Total shareholders' equity                                                    183,629                  158,535
                                                                                       --------                 --------
Total liabilities and shareholders' equity                                             $251,105                 $217,458
                                                                                       ========                 ========


(1) Restated for pooling of interests transaction as discussed in Note 5.

The accompanying notes are an integral part of these consolidated condensed financial statements.

                              MASTECH CORPORATION

                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                            (dollars in thousands)

                                                                                                      Accumulated
                                                                              Additional                 Other          Total
                                     Common Stock         Series A Preferred    Paid-in    Retained  Comprehensive   Shareholders'
                                   Shares     Par Value   Shares  Par Value     Capital    Earnings      Income        Equity
                                --------------------------------------------------------------------------------------------------
Balance, December 31, 1998 (1)   50,236,080   $    502      1        -         $111,508   $ 47,096       $ (571)     $ 158,535
Exercise of stock options,
    includes effect of  tax
    benefit recognized              199,909          2      -        -            2,974          -            -          2,976
Comprehensive income:
  Net unrealized loss
    on investments                        -          -      -        -                -          -         (210)          (210)
Currency translation
    adjustment                            -          -      -        -                -          -         (279)          (279)
  Net income                              -          -      -        -                -     22,607            -         22,607

                                -------------------------------------------------------------------------------------------------
Balance, June 30, 1999           50,435,989     $  504      1        -         $114,482   $ 69,703     $ (1,060)     $ 183,629
                                =================================================================================================




                                 Comprehensive
                                    Income
                                 -------------
Balance, December 31, 1998 (1)
Exercise of stock options,
    includes effect of  tax
    benefit recognized
Comprehensive income:
  Net unrealized loss
    on investments                 $ (210)
Currency translation
    adjustment                       (279)
  Net income                       22,607
                               ----------
                                 $ 22,118
                               ==========
Balance, June 30, 1999



(1)  Restated for pooling of interests transaction as discussed in Note 5.

The accompanying notes are an integral part of these consolidated condensed financial statements.

                              MASTECH CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (dollars in thousands)
                                  (unaudited)




                                                                            Six Months Ended June 30,
                                                                         ------------------------------
                                                                           1999              1998 (1)
                                                                           ----              --------

Net cash flows provided by operations                                      $ 16,427          $   4,778

Cash flows from investing activities:
     Acquisitions, net of cash acquired                                      (9,055)                -
     Additions to equipment and leasehold improvements                       (3,687)           (5,772)
     Purchases of Investments                                                (1,994)          (65,229)
                                                                       -------------         --------
Net cash flows used in investing activities                                 (14,736)          (71,001)

Cash flows from financing activities:
     Net payments under revolving credit facilities                               -            (6,605)
     Proceeds from exercise of stock options, net of tax benefit              2,976             2,775
     Dividends paid                                                               -              (749)
     Other                                                                     (279)             (834)
                                                                       -------------         --------
Net cash flows provided by (used in) financing activities                     2,697            (5,413)

Net change in cash and cash equivalents                                       4,388           (71,636)
Cash and cash equivalents, beginning of period                               35,493            83,152
                                                                       -------------         --------
Cash and cash equivalents, end of period                                   $ 39,881          $ 11,516
                                                                       =============         ========




(1)  Restated for pooling of interests transaction as discussed in Note 5.

The accompanying notes are an integral part of these consolidated condensed financial statements.

        NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements included herein have been prepared by Mastech Corporation (the "Company") in accordance with generally accepted accounting principles for the interim financial information and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. The consolidated condensed financial statements as of and for the quarter and six months ended June 30, 1999 should be read in conjunction with the Company's consolidated financial statements (and notes thereto) included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Accordingly, the accompanying consolidated condensed financial statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of the accompanying consolidated condensed financial statements have been included, and all adjustments are of a normal and recurring nature. The information contained herein is not a comprehensive management overview and analysis of the financial condition and results of operations of Mastech Corporation, but rather updates disclosures made in the Company's Annual Report on Form 10-K. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three months and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

As discussed in Note 5, on January 4, 1999, the Company acquired all of the issued and outstanding capital stock of The Amber Group ("Amber"). The transaction was accounted for as a pooling of interests and, accordingly, the Company's historical consolidated condensed financial statements have been restated to include results for Amber for all periods presented.

The use of generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.  INVESTMENTS

The Company accounts for its investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company has determined that all of its investments are to be classified as available-for-sale and recorded at fair value. These investments are carried at market value, with the unrealized gains or losses, net of tax, reported as a component of comprehensive income in the statement of shareholders' equity. Realized gains or losses on securities sold are based upon the specific identification method.

3.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:



                                                             Three Months Ended           Six Months Ended
                                                               June 30, 1999               June 30, 1999
                                                           ----------------------      ----------------------
Basic earnings per share:
Net income                                                            $     12,503                $     22,607
                                                           =======================     =======================
Divided by:
     Weighted average common shares                                     50,388,892                  50,351,619
                                                           =======================     =======================
Basic earnings per share                                              $       0.25                $       0.44
                                                           =======================     =======================
Diluted earnings per share:
Net income                                                            $     12,503                    $ 22,607
                                                           =======================     =======================

Divided by the sum of:
     Weighted average common shares                                     50,388,892                  50,351,619
     Dilutive effect of common stock equivalents                           521,108                     628,381
                                                           -----------------------     -----------------------
     Diluted average common shares                                      50,910,000                  50,980,000
                                                           =======================     =======================

Diluted earnings per share                                            $       0.25                $       0.44
                                                           =======================     =======================


4.  RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 was originally effective for fiscal years beginning after June 15, 1999. Companies may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter).
SFAS No. 133 cannot be applied retroactively.  SFAS No. 133 must be applied to
(a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998).

In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137") delaying the effective date of SFAS 133 for all fiscal quarters of all fiscal years beginning after June 15, 2000.

The Company has not yet quantified the impacts of adopting SFAS No. 133 on its financial statements and has not determined the timing of or method of adoption of SFAS No. 133. The Company does not significantly participate in derivative contracts or participate in contracts with derivative instruments embedded in other contracts; however, the statement may increase volatility in earnings and other comprehensive income.


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

The GRM and Direct Resources acquisitions had combined revenues of approximately $15.7 million for the year ended December 31, 1998. Additionally, the assets of these two companies as of December 31, 1998 were approximately $3.2 million.
The excess of purchase price over the fair value of net assets acquired has been recorded as goodwill and will be amortized over a thirty-year life using the straight-line method. Future payments for each acquisition will be made based upon an agreed upon calculation for the years ending 1999 and 2000. The aggregate amount of the payments related to the independent agreements will not exceed $2.9 million.

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

Pooling of Interests
--------------------

On January 4, 1999 the Company acquired all the issued and outstanding stock of The Amber Group ("Amber") in exchange for 1,095,001 of the Company's common stock. The revenues related to Amber were $10.5 million as of December 31, 1998. The Company's consolidated condensed financial statements have been restated to include results for Amber for all periods presented. In connection with the merger, the Company incurred approximately $1.7 million of merger related costs which were expensed in the first quarter of 1999.


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

The following table summarizes selected financial information of the Company's operations by segment:



(dollars in thousands)
                                              U.S.             High         International
                                             Client            Value           Client         Corporate
Six Months Ended June 30, 1999              Services         Services         Services       Activities (1)      Total
-------------------------------------   ----------------   -------------   --------------   --------------    -------------
Revenues from external customers               $ 74,520       $ 111,144         $ 62,431        $       -        $ 248,095
Intersegment sales                                    -          (2,204)               -                -           (2,204)
                                        ----------------   -------------   --------------   --------------    -------------
Reported revenues                                74,520         108,940           62,431                -          245,891
                                        ----------------   -------------   --------------   --------------    -------------
Expenses                                              -               -                -          223,284          223,284
                                        ----------------   -------------   --------------   --------------   --------------
Net income                                                                                                       $  22,607
                                                                                                              =============


                                              U.S.             High         International
                                             Client            Value           Client         Corporate
Six Months Ended June 30, 1998 (2)          Services         Services         Services       Activities (1)      Total
-------------------------------------   ----------------   -------------   --------------   --------------    -------------
Revenues from external customers               $ 61,568       $  73,734         $ 46,647        $       -        $ 181,949
Intersegment sales                                    -          (3,005)               -                -           (3,005)
                                        ----------------   -------------   --------------   --------------    -------------
Reported revenues                                61,568          70,729           46,647                -          178,944
                                        ----------------   -------------   --------------   --------------    -------------
Expenses                                              -               -                -          166,102          166,102
                                        ----------------   -------------   --------------   --------------    -------------
Net income                                                                                                       $  12,842
                                                                                                              =============



                                              U.S.             High         International
                                             Client            Value           Client         Corporate
Three Months Ended June 30, 1999            Services         Services         Services       Activities (1)      Total
-------------------------------------   ----------------   -------------   --------------   --------------    -------------
Revenues from external customers               $ 32,469       $  60,724         $ 32,298        $       -        $ 125,491
Intersegment sales                                    -            (977)               -                -             (977)
                                        ----------------   -------------   --------------   --------------    -------------
Reported revenues                                32,469          59,747           32,298                -          124,514
                                        ----------------   -------------   --------------   --------------    -------------
Expenses                                              -               -                -          112,011          112,011
                                        ----------------   -------------   --------------   --------------    -------------
Net income                                                                                                       $  12,503
                                                                                                              =============


                                              U.S.             High         International
                                             Client            Value           Client         Corporate
Three Months Ended June 30, 1998 (2)        Services         Services         Services       Activities (1)      Total
-------------------------------------   ----------------   -------------   --------------   --------------    -------------
Revenues from external customers               $ 28,389       $  44,452         $ 24,433        $       -        $  97,274
Intersegment sales                                    -          (2,079)               -                -           (2,079)
                                        ----------------   -------------   --------------   --------------    -------------
Reported revenues                                28,389          42,373           24,433                -           95,195
                                        ----------------   -------------   --------------   --------------    -------------
Expenses                                              -               -                -           89,339           89,339
                                        ----------------   -------------   --------------   --------------    -------------
Net income                                                                                                       $   5,856
                                                                                                              =============


(1) Corporate activities include all general and selling expenses as well as merger-related expenses. This line item also includes interest income and other unallocated charges. Since all expenses have not been allocated to the business segments, this basis is not necessarily a measure computed in accordance with generally accepted accounting priniciples and may not be comparable to other companies.

(2) Restated for pooling of interests transaction as discussed in Note 5.


There have been no material changes in total assets from the amount disclosed in the 1998 annual report on Form 10-K. Additionally, there have been no changes to the basis of measurements of segments between the 1998 annual report on Form 10-K and the first six months ended 1999.

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

In connection with the acquisition of Quantum Information Resources ("Quantum"), $3.2 million or $0.06 per share of merger-related costs and expenses were incurred and were charged to expense in the second quarter of 1998.


8.  SUBSEQUENT EVENTS

On July 22, 1999, Mastech completed a private placement of a $30,000,000 Convertible Promissory Note (the "Note") with one of the Company's ten largest customers. The entire principal amount of the Note is due July 22, 2004. The Note accrues interest at the rate of 6.30% per annum, payable semi-annually in arrears on the last day of each July and January. The Note is convertible after July 22, 2003 through maturity, at the option of the holder, into shares of Mastech common stock at an initial conversion price of $21.64 per share in the event that the customer satisfies certain performance targets.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Mastech Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Mastech Corporation (a Pennsylvania Corporation) and subsidiaries as of June 30, 1999, the related condensed consolidated statements of income for the three and six month periods ended June 30, 1999 and 1998 and the condensed consolidated statement of shareholders' equity and cash flows for the six month periods ended June 30, 1999 and 1998. These condensed consolidated financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

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



                                                         /S/ ARTHUR ANDERSEN LLP
Pittsburgh, Pennsylvania,
July 23, 1999

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

The U.S. Client Services group also focuses on developing national and global relationships with major systems integrators such as IBM, KPMG, Ernst & Young and Oracle. Mastech assists these integrators in meeting their customers' needs by providing specialized technical expertise and complementary capabilities such as offshore development.

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

Financial results for the six months ended June 30, 1998 have been restated to reflect the acquisition of Amber in a business combination that was accounted for as a pooling of interests, which is discussed in Note 5 to the consolidated condensed financial statements.

THREE MONTHS ENDED JUNE 30, 1999 COMPARED
WITH THE THREE MONTHS ENDED JUNE 30, 1998

  Revenues.   The Company's revenues increased 30.8%, or $29.3 million, to
$124.5 million in the second quarter of 1999 from $95.2 million in the second quarter of 1998. The U.S. Client Services group, High Value Services group, and the International Client Services group contributed $4.0 million, $17.4 million and $7.9 million, respectively, to this increase. The increases in the U.S. Client Services group and High Value Services group can be attributed to additional services provided to existing clients and continued market penetration. The increase in the International Client Services group is primarily the result of the continued increase in market penetration and strong market demand in Australia and Europe.

  Gross Profit.   Gross profit consists of revenues less cost of revenues. Cost of revenues consists primarily of salaries and employee benefits for billable IT professionals and the associated travel and relocation costs of these professionals, as well as the cost of the independent contractors used by the Company. Gross profit increased 31.6%, or $9.9 million to $41.4 million in the second quarter of 1999 from $31.5 million in the second quarter in 1998. Gross profit as a percentage of revenues increased slightly to 33.3% in the second quarter of 1999 from 33.0% in the second quarter of 1998. The primary reason for the slight increase in gross profits as a percentage of revenues was that a significant portion of new revenues from the expansion of new business areas such as E-Business services, network solutions and Customer relationship management offset by aggressive initiatives to improve IT-professional utilization.

  Selling, General and Administrative Expenses.   Selling, general and
administrative ("SG&A") expenses consist of costs associated with the Company's sales and marketing efforts, executive management, finance and human resource functions, facilities and telecommunication costs and other general overhead expenses. SG&A expenses increased 24.2%, or $4.5 million, to $23.0 million in the second quarter of 1999 from $18.5 million in the second quarter of 1998. The increase in SG&A expenses reflects the costs of supporting the Company's continued revenue growth and expansion into new business lines and geographic regions. As a percentage of revenues, SG&A expenses decreased to 18.4% for the second quarter of 1999 from 19.4% for the second quarter of 1998. This percentage of revenue decrease reflects the Company's continued monitoring of its SG&A costs and expenses through an aggressive focus on utilizing cost saving technologies.

  Merger-Related Expenses. There were no merger-related expenses in the second quarter of 1999. The Company incurred $3.2 million of merger-related related expenses in connection with the Quantum acquisition during the second quarter of 1998. These expenses consisted primarily of severance payments, office closures, and related professional fees.

  Interest Income, Net.   Other income was $794,000 in the second quarter of
1999 compared to other income of $732,000 in the second quarter of 1998. This decrease of $62,000 in other income was the result of a slight reduction in interest income due to market conditions.

  Income taxes.   Provision for income taxes was $6.7 million, or an effective tax rate of 35.0% for the second quarter ended June 30, 1999 compared to $4.6 million, or an effective tax rate of 44.1% for the second quarter ended June 30, 1998. The primary factor for this decrease includes the effect of non-deductible one-time acquisition charges recognized in the second quarter of 1998. Other factors contributing to the reduction in the effective tax rate included an increase in the amounts of permanent book to tax differences which consist primarily of goodwill and amortization; changes in tax status of acquired businesses; tax-exempt interest income generated by the Company's municipal bond portfolio; and the tax holiday for the Company's Indian operations.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED
WITH THE SIX MONTHS ENDED JUNE 30, 1998

  Revenues.   The Company's revenues increased 37.4%, or $66.9 million, to
$245.9 million in the first six months of 1999 from $178.9 million in the first six months ended 1998. The U.S. Client Services group, High Value Services group, and the International Client Services group contributed $12.9 million, $38.2 million and $15.8 million, respectively, to this increase. The increases in the U.S. Client Services group and High Value Services group can be attributed to additional services provided to existing clients and continued market penetration. The increase in the International Client Services group is primarily the result of the continued increase in market penetration and strong market demand in Australia and Europe.

  Gross Profit. Gross profit increased 39.3%, or $22.9 million to $81.2 million in the first six months of 1999 from $58.3 million of the first six months ended 1998. Gross profit as a percentage of revenues increased to 33.0% in the first six months of 1999 from 32.6% in the first six months of 1998. The primary reason for the slight increase in gross profits as a percentage of revenues was that a significant portion of new revenues from the expansion of new business areas such as E-Business services, network solutions and Customer relationship management offset by aggressive initiatives to improve IT-professional utilization.

  Selling, General and Administrative Expenses.   Selling, general and
administrative expenses increased 32.6%, or $11.2 million, to $45.6 million in the first six months of 1999 from $34.4 million in the first six months of 1998. The increase in selling, general and administrative expenses reflects the costs of supporting the Company's continued revenue growth and expansion into new business lines and geographic regions. As a percentage of revenues, selling, general and administrative expenses decreased to 18.5% in the first six months of 1999 from 19.2% in the first six months of 1998. This percentage of revenue decrease reflects the Company's continued monitoring of its SG&A costs and expenses through an aggressive focus on utilizing cost saving technologies.

  Merger-Related Expenses.   The Company incurred $1.7 million of merger-related
related expenses in connection with the Amber acquisition during the first six months of 1999. The Company also incurred $3.2 million of merger-related expenses in connection with the Quantum acquisition during the first six months of 1998. These expenses consisted primarily of severance payments, office closures, and related professional fees.

  Interest Income, Net.   Other income was $1.3 million in the first six months
of 1999 compared to other income of $1.4 million in the first six months of 1998. This decrease of $100,000 in other income was the result of a slight reduction in interest income due to market rate conditions.

  Income taxes. Provision for income taxes was $12.6 million, or an effective tax rate of 35.9% for the first six months of 1999 compared to $9.3 million, or an effective tax rate of 41.9% for the first six months of 1998. The primary factor for this decrease includes the effect of non-deductible one-time acquisition charges recognized in the second quarter of 1998. Other factors contributing to the reduction in the effective tax rate included an increase in the amounts of permanent book to tax differences which consist primarily of goodwill and amortization; changes in tax status of acquired businesses; tax-exempt interest income generated by the Company's municipal bond portfolio; and the tax holiday for the Company's Indian operations.


Liquidity and Capital Resources

The Company continued to generate cash flow from operations to fund its business growth. The Company has continued to operate primarily debt free while strengthening its working capital position. At June 30, 1999, the Company had cash and short-term investments of $88.8 million, consisting of cash of $39.9 million and short-term investments of $48.9 million. This compares to cash and short-term investments of $82.6 million, consisting of cash of $35.5 million and
short-term investments of $47.1 million at December 31, 1998.   Cash provided by
operating activities was $16.4 million for the six months ended June 30, 1999 as compared to cash provided by operating activities of $4.8 million for the six
months ended June 30, 1998.   The increase of $11.6 million resulted from
increases in net income, accrued liabilities, and decreases in prepaid assets due to an increased focus on cash management. Operating cash flow was sufficient to finance investing activities in the first six months of 1999, including acquisitions of $9.1 million, fixed asset additions and leasehold improvements of $3.7 million, as well as increases in cash and investments of $6.2 million.

At June 30, 1999, the Company's billed days sales outstanding ("DSO") based upon billed receivables was 59 compared to 60 billed DSO at December 31, 1998. The Company continues to focus on collecting on its receivables, involving several management departments.

Cash used in investing activities was $14.7 million and $71.0 million for the six months ended June 30, 1999 and 1998, respectively. Acquisitions, net of cash acquired totaled approximately $9.1 million during the first six months of 1999. Capital expenditures for the six months ended June 30, 1999 and 1998 were approximately $3.7 million and $5.7 million, respectively. These capital expenditures consisted primarily of computer and related equipment to support its technical, consulting and administrative functions. Cash used to purchase investments were $1.9 million during the first six months of 1999. During the first six months of 1998, the Company recorded its net purchase of investments of $65.2 million. These investments are classified as available-for-sale and recorded at fair value.

Cash provided by financing activities was $2.7 million for the first six months ended June 30, 1999, mainly due to the proceeds from the exercise of employee stock options.

The Company has in place a $75.0 million revolving credit facility with PNC Bank, National Association ("the Credit Facility"). This Credit Facility bears interest at a rate per annum equal to a base rate (which is adjusted by a change in the prime rate or the Federal Funds Effective Rate at the Company's option) that is equal to the sum of the Euro-rate plus an applicable Euro-rate margin. The Credit Facility contains certain restrictive covenants and financial ratio requirements which would limit distributions to shareholders and additional borrowings. There were no borrowings outstanding under this arrangement at June 30, 1999 or at December 31, 1998.

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

The Company generally invoices its clients in the local currency of the country in which the client is located. The functional currency of the international offices and foreign subsidiaries is the currency of the country in which the office or subsidiary is located. Translation gains and losses arising from differences between the functional and local currencies are recognized in the consolidated condensed income statements and have not had a significant impact on the results of operations. Gains and losses as a result of fluctuations in foreign currency exchange rates are recognized in shareholders' equity as a component of comprehensive income. The Company continually evaluates the economic conditions of each country in which it operates and bases its foreign currency accounting policies on those assessments.


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

The Company has also completed the evaluation of the internal financial and operational systems of its other U.S. locations and international operations, excluding certain systems involving operations of companies recently acquired by the Company. The Company is currently evaluating the internal financial and operational systems of the companies recently acquired and expects to complete this evaluation by September 30, 1999. At this time, the Company does not believe that the internal financial and operational systems of its other U.S. location computer systems will experience significant Y2K problems.

Cost of Year 2000 Compliance Efforts

The Company does not expect to incur substantial costs with respect to its Y2K compliance efforts and the Company has not deferred other information technology projects as a result of the Y2K problem. To date, the Company has incurred expenses totaling $128,000 and anticipates that its total expenses will not exceed $250,000 These figures are primarily reflective of the costs associated with the use of third parties to review and validate work performed and the costs assessing Y2K problems relating to or arising with respect to third parties. The cost estimates do not include the cost of internal efforts by Company personnel. The Company has not separately accounted for these internal costs.


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


Contingency Plan

The Company is developing a contingency plan to address various situations which may result if the Company experiences Y2K problems. The plan will include identification of major systems, dependencies on third parties and resources and strategies necessary to restore operations or work around failures. It is expected that the contingency plan will be approved by the Board of Directors on September 13, 1999. There can be no assurance that the contingency plan developed by the Company will adequately protect the Company from internal Y2K problems or prevent service interruption or failures experienced by customers and suppliers from having a material adverse effect on the Company.

Demand for Year 2000 Services

Many of the Company's clients have needed to repair or replace their legacy systems because of Y2K issues. The Company believes this has favorably impacted the demand for its services and products. Mastech expects that the demand for its Y2K related services will diminish significantly over time and will eventually disappear. The Company also believes that as companies focus on Y2K issues, other less critical projects have not been and may not be initiated or may be suspended. Although the Company provides a broad range of information technology services, Mastech believes that the reduction in demand for its services that may result from these Y2K-related factors could have an adverse impact on its future performance.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK SENSITIVE INSTRUMENTS

On June 30, 1998, the Company entered into a foreign exchange contract with PNC Bank, National Association to hedge its foreign exchange exposure on certain intercompany debt. This contract matured on each fiscal quarter end and was extended for an additional three months each time. The Company realized interim gains on the contract extensions at each of September 30, 1998 and December 31, 1998 and realized an interim loss on the contract extensions at each of March 31, 1999 and June 30, 1999. Gains or losses were recognized under hedge accounting in Shareholder's Equity as a component of Currency Translation Adjustment. Such gains and losses are essentially offset in Currency Translation Adjustment by gains or losses on the translation of the related debt. In June 1999, the contract was extended to September 30, 1999.

The outstanding contract is the far end of a swap for the sale by the Company of 7 million Canadian dollars at 1.4732 (US $4,751,561). It is the intention of the Company to continue to extend the contract on a quarterly basis until ultimate repayment of the intercompany loan. If the Canadian dollar weakens resulting in a higher USD/CAD exchange rate than 1.4732 on September 30, 1999, the Company will record an interim gain upon extension of the contract. If the Canadian dollar strengthens resulting in a lower USD/CAD exchange rate than 1.4732 on September 30, 1999, the Company will record an interim loss upon extension of the contract. At June 30, 1999, the USD/CAD exchange rate was 1.4730.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The Annual Meeting of the Shareholders was held on June 1, 1999. Only holders of common stock of record at the close of business on March 26, 1999 were entitled to notice of and to vote at the Annual Meeting. As of that date, the Company had 50,352,671 shares of common stock outstanding.

         (b) The matter brought before the shareholders involved the election of Sunil Wadhwani to the Board of Directors for a term of three years, or until the successor is elected and qualified. Sunil Wadhwani is a Class

              "C" Board Member. Votes for this proposal were cast in the following manner: Votes for 45,964,790; votes against 51,149; abstentions 0; and broker non-votes 4,336,732.

Continuing to serve on the Board are Michel Berty and J. Gordon Garrett, Class "A" Board members, whose terms expire in 2000. Class "B" Board members also continuing terms include Ashok Trivedi and Ed Yourdon, whose terms expire in 2001.

ITEM 5.  OTHER INFORMATION

Government Regulation of Immigration

The Company recruits its IT professionals on a global basis and, therefore, must comply with the immigration laws in the countries in which it operates, particularly the United States. As of June 30, 1999, approximately 35% of the Company's worldwide workforce were working under H-1B temporary work permits in the United States. Government regulation limits the number of new H-1B permits that may be approved in a fiscal year. On October 22, 1998, the "American Competitiveness and Workforce Improvement Act" was signed into law. The H-1B annual quota for fiscal year 1999 was increased from 65,000 to 115,000. The quota for fiscal years 2000 and 2001 will be 115,000 and 107,500 respectively. If the Company is unable to obtain H-1B visas for its employees in sufficient quantities or at a sufficient rate for a significant period of time, the Company's business, operating results and financial condition could be adversely affected.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits:

       The following exhibits are being filed with this report:

Exhibit Number  Description
--------------  -----------
27.1            Financial Data Schedule for the three months ended June 30, 1999

(b)    Reports on Form 8-K:

       The Company did not file any Current Report on Form 8-K during the quarter ended June 30, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              MASTECH CORPORATION
                                                  (REGISTRANT)


Dated:   August 13, 1999     /s/ Sunil Wadhwani
                             -----------------------------------------------
                             Co-Chairman, Chief Executive Officer and Director


Dated:   August 13, 1999     /s/ Jeffrey A. McCandless
                             -------------------------
                             Vice President, Finance and Chief Financial Officer

                                 EXHIBIT INDEX



Exhibit Number   Description
---------------  ------------
27.1             Financial Data Schedule for the three months ended June 30, 1999
