Form 10-Q
period 1999-09-30
MASTECH CORP
filed 1999-11-15
CIK 1024732

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended September 30, 1999
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                                 Yes  X    No
                                     ----     ----

The number of shares of the registrant's Common Stock, par value $0.01 per share, outstanding as of October 29, 1999 was 50,459,064.

                              MASTECH CORPORATION
                         QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                               TABLE OF CONTENTS

                                                                                      PAGE
                                                                                      ----
PART I.      FINANCIAL INFORMATION                                                       3

ITEM 1.      CONSOLIDATED CONDENSED FINANCIAL STATEMENTS:

             UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME FOR EACH OF THE
             THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER
             30, 1998                                                                    3

             CONSOLIDATED CONDENSED BALANCE SHEETS AS OF SEPTEMBER 30, 1999
             (UNAUDITED) AND DECEMBER 31, 1998                                           4

             UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY AS OF SEPTEMBER
             30, 1999                                                                    5

             UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS FOR EACH OF
             THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998      6

             NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS              7

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                   12

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
             OF OPERATIONS                                                              13

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK                  19



PART II.     OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS                                                          20
ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS                                  20
ITEM 3.      DEFAULTS UPON SENIOR SECURITIES                                            20
ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                        20
ITEM 5.      OTHER INFORMATION                                                          20
ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K                                           21

             SIGNATURES                                                                 22

             EXHIBIT INDEX                                                              23

PART I. FINANCIAL INFORMATION


ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                              MASTECH CORPORATION
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 (dollars in thousands, except per share data)
                                  (unaudited)

                                                      Three Months Ended September 30,           Nine Months Ended September 30,
                                                      --------------------------------           -------------------------------
                                                          1999             1998 (1)                  1999             1998 (1)
                                                          ----             --------                  ----             --------

Revenues                                                 $117,173          $106,498               $363,064            $285,442
Cost of revenues                                           77,774            71,263                242,445             191,882
                                                         --------          --------               --------            --------
Gross profit                                               39,399            35,235                120,619              93,560

Selling, general and administrative                        24,395            20,407                 69,979              54,789
Special Charge (See Note 7)                                 3,528                --                  3,528                  --
                                                         --------          --------               --------            --------
Income from operations                                     11,476            14,828                 47,112              38,771

Other income, net                                            (465)             (730)                (1,801)             (2,135)
Merger-related expenses                                        --                --                  1,727               3,212
                                                         --------          --------               --------            --------
Income before income taxes                                 11,941            15,558                 47,186              37,694
Provision for income taxes                                  4,332             5,495                 16,970              14,789
                                                         --------          --------               --------            --------
Net income                                               $  7,609          $ 10,063               $ 30,216            $ 22,905
                                                         ========          ========               ========            ========

Earnings per share:
    Basic                                                $   0.15          $   0.20               $   0.60            $   0.46
                                                         ========          ========               ========            ========
    Diluted                                              $   0.15          $   0.20               $   0.59            $   0.45
                                                         ========          ========               ========            ========

Weighted average common shares outstanding:
    Basic                                                  50,440            50,115                 50,380              50,050
    Diluted                                                52,060            50,945                 51,340              50,905


(1) Restated for pooling of interests transaction as discussed in Note 5.

The accompanying notes are an integral part of these consolidated condensed financial statements.

                         MASTECH CORPORATION
                CONSOLIDATED CONDENSED BALANCE SHEETS
                       (dollars in thousands)


                                                                              September 30,            December 31,
                                                                                  1999                   1998 (1)
                                                                              -------------            ------------
                                                                               (Unaudited)              (Audited)
                               ASSETS
Current assets:
     Cash and cash equivalents (cost approximates market value)                 $  33,254               $  35,493
     Investments                                                                   83,218                  47,153
     Accounts receivable, net                                                      80,678                  73,313
     Unbilled receivables                                                          20,246                  12,261
     Prepaid and other assets                                                       8,637                   8,484
     Prepaid income taxes                                                           2,851                       -
     Deferred income taxes                                                          1,927                   2,312
                                                                              -------------            ------------
           Total current assets                                                   230,811                 179,016

Investments in joint ventures                                                         450                       -
Equipment and leasehold improvements, net                                          18,049                  17,234
Intangible assets, net                                                             31,160                  21,208
                                                                              -------------            ------------
           Total assets                                                         $ 280,470               $ 217,458
                                                                              =============            ============

                LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                           $   9,193               $   8,523
     Accrued payroll and related costs                                             28,151                  29,367
     Other accrued liabilities                                                     12,639                  11,015
                                                                              -------------            ------------
           Total current liabilities                                               49,983                  48,905

     Long term debt                                                                30,000                       -
     Other long term liabilities                                                    5,350                   4,563
     Deferred income taxes                                                          4,239                   5,455
                                                                              -------------            ------------
           Total liabilities                                                       89,572                  58,923

Shareholders' equity:
     Preferred Stock, without par value                                                 -                       -
     Common Stock, par value $0.01 per share                                          504                     502
     Additional paid-in capital                                                   114,783                 111,508
     Retained earnings                                                             77,312                  47,096
     Accumulated other comprehensive income                                          (785)                   (571)
     Common stock in treasury, at cost                                               (916)                      -
                                                                              -------------            ------------
            Total shareholders' equity                                            190,898                 158,535
                                                                              -------------            ------------
Total liabilities and shareholders' equity                                      $ 280,470               $ 217,458
                                                                              =============            ============

(1) Restated for pooling of interests transaction as discussed in Note 5.

The accompanying notes are an integral part of these consolidated condensed financial statements.

                              MASTECH CORPORATION
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                 (dollars in thousands, except per share data)

                                                                                                  Accumu-
                                                                                                   lated
                                                     Series A       Addi-                          Other    Total
                                  Common Stock      Preferred      tional                         Compre-   Share-
                                             Par           Par     Paid-in   Retained  Treasury   hensive   holders' Comprehensive
                                 Shares     Value  Shares Value    Capital   Earnings   Shares    Income    Equity      Income
                              ------------  -----  ------ -----    -------   --------   -------   -------   -------  -------------
Balance, December 31, 1998 (1) 50,236,080   $ 502     1      -    $111,508    $ 47,096    $ -      $ (571) $ 158,535

Exercise of stock options,
    includes effect of tax
    benefit recognized            220,984       2     -      -       3,275           -      -           -      3,277
Purchase of treasury shares       (72,500)      -     -      -           -           -   (916)          -       (916)
Comprehensive income:
  Net unrealized loss
    on investments                      -       -     -      -           -           -      -        (448)      (448)    $ (448)
Currency translation
    adjustment                          -       -     -      -           -           -      -         234        234        234
  Net income                            -       -     -      -           -      30,216      -           -     30,216     30,216
                               ------------------------------------------------------------------------------------------------
Balance, September 30, 1999    50,384,564   $ 504     1      -    $114,783    $ 77,312  $(916)     $ (785) $ 190,898   $ 30,002
                               ================================================================================================

(1)  Restated for pooling of interests transaction as discussed in Note 5.

The accompanying notes are an integral part of these consolidated condensed financial statements.

                              MASTECH CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (dollars in thousands)
                                  (unaudited)

                                                                   Nine Months Ended September 30,
                                                                   -------------------------------
                                                                       1999            1998 (1)
                                                                     ---------         --------
Net cash flows provided by operations                                $ 17,864          $ 15,615

Cash flows from investing activities:
     Acquisitions, net of cash acquired                               (10,480)           (4,154)
     Investments in joint ventures                                       (450)                -
     Additions to equipment and leasehold improvements, net            (5,255)           (8,070)
     Dividends paid                                                         -              (749)
     Purchases of investments, net                                    (36,513)          (58,481)
                                                                     ---------         --------
Net cash flows used in investing activities                           (52,698)          (71,454)

Cash flows from financing activities:
     Net payments under revolving credit facilities                         -            (6,905)
     Proceeds from the issuance of long term debt                      30,000                 -
     Payments to acquire treasury stock                                  (916)                -
     Proceeds from exercise of stock options, net of tax benefit        3,275             3,935
     Other                                                                236              (567)
                                                                     ---------         --------
Net cash flows provided by (used in) financing activities              32,595            (3,537)

Net change in cash and cash equivalents                                (2,239)          (59,376)
Cash and cash equivalents, beginning of period                         35,493            83,152
                                                                     ---------         --------
Cash and cash equivalents, end of period                             $ 33,254          $ 23,776
                                                                     =========         ========


(1)  Restated for pooling of interests transaction as discussed in Note 5.

The accompanying notes are an integral part of these consolidated condensed financial statements.

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements included herein have been prepared by Mastech Corporation (the "Company") in accordance with generally accepted accounting principles for the interim financial information and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. The consolidated condensed financial statements as of and for the quarter and nine months ended September 30, 1999 should be read in conjunction with the Company's consolidated financial statements (and notes thereto) included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Accordingly, the accompanying consolidated condensed financial statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of the accompanying consolidated condensed financial statements have been included, and all adjustments unless otherwise discussed in the notes to the consolidated condensed financial statements are of a normal and recurring nature. The information contained herein is not a comprehensive management overview and analysis of the financial condition and results of operations of Mastech Corporation, but rather updates disclosures made in the Company's Annual Report on Form 10-K. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the quarter and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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

2.  INVESTMENTS

The Company accounts for its investments in marketable securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company has determined that all of its investments in marketable securities are to be classified as available-for-sale and recorded at fair value. These investments are carried at market value, with the unrealized gains or losses, net of tax, reported as a component of comprehensive income in the statement of shareholders' equity. Realized gains or losses on securities sold are based upon the specific identification method.

The Company entered into two 50% owned joint ventures during the third quarter of 1999. Both of these joint ventures are in the start-up phase of their existence. The Company accounts for its 50% ownership using the equity method of accounting.

3.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

(dollars in thousands, except per share data)

                                        Three Months Ended   Nine Months Ended
                                        September 30, 1999   September 30, 1999
                                        ------------------   ------------------
Basic earnings per share:
Net income                                  $     7,609          $    30,216
                                            ===========          ===========
Divided by:
   Weighted average common shares            50,439,747           50,380,317
                                            ===========          ===========
Basic earnings per share                    $      0.15          $      0.60
                                            ===========          ===========
Diluted earnings per share:
Net income                                  $     7,609          $    30,216
                                            ===========          ===========
Divided by the sum of:
   Weighted average common shares            50,439,747           50,380,317
   Dilutive effect of convertible
     securities                               1,070,000              360,000
   Dilutive effect of common stock
     equivalents                                550,253              599,683
                                            -----------          -----------
   Diluted average common shares             52,060,000           51,340,000
                                            ===========          ===========
Diluted earnings per share                  $      0.15          $      0.59
                                            ===========          ===========


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

The GRM and Direct Resources acquisitions had combined revenues of approximately $15.7 million for the year ended December 31, 1998. Additionally, the assets of these two companies as of December 31, 1998 were approximately $3.2 million.
The excess of purchase price over the fair value of net assets acquired has been recorded as goodwill and will be amortized over a thirty-year life using the straight-line method. Future payments for each acquisition will be made based upon an agreed upon calculation for the years ending 1999 and 2000. The aggregate amount of the payments related to the independent agreements will not exceed $2.9 million. A payment of approximately $1.4 million was made during the third quarter 1999 related to these agreements.

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

Pooling of Interests
--------------------

On January 4, 1999 the Company acquired all the issued and outstanding stock of The Amber Group ("Amber") in exchange for 1,095,001 of the Company's common stock. The revenues related to Amber were $10.5 million as of December 31, 1998. The Company's consolidated condensed financial statements have been restated to include results for Amber for all periods presented. In connection with the merger, the Company incurred approximately $1.7 million of merger-related costs which were expensed in the first quarter of 1999.


6.  SEGMENT INFORMATION

The Company is a provider of IT services, and is organized into office locations throughout the world. The Company has three reportable segments: the High Value Services group, the U.S. Client Services group and the International Client Services group. The chief operating decision-makers evaluate each segment's performance based primarily on their revenues, gross margin and operating income. The accounting policies of the operating segments are the same as those of the entire Company.

The following table summarizes selected financial information of the Company's operations by segment:


(dollars in thousands)
                                                 High             U.S.        International
                                                 Value           Client           Client        Corporate
Nine Months Ended September 30, 1999           Services         Services         Services     Activities (1)      Total
------------------------------------           --------         --------       ------------   --------------      -----
Revenues                                       $171,969         $101,488          $93,813       $      -        $367,270
Intersegment sales                               (4,206)               -                -              -          (4,206)
                                               --------         --------          -------       --------        --------
Reported revenues                               167,763          101,488           93,813              -         363,064
                                               --------         --------          -------       --------        --------
Expenses                                              -                -                -        332,848         332,848
                                               --------         --------          -------       --------        --------
Net income                                                                                                      $ 30,216
                                                                                                                ========
                                                 High             U.S.        International
                                                 Value           Client           Client        Corporate
Nine Months Ended September 30, 1998(2)        Services         Services         Services     Activities (1)      Total
---------------------------------------        --------         --------       ------------   --------------      -----
Revenues                                       $120,400         $ 95,494          $74,283       $      -        $290,177
Intersegment sales                               (4,735)               -                -              -          (4,735)
                                               --------         --------          -------       --------        --------
Reported revenues                               115,665           95,494           74,283              -         285,442
                                               --------         --------          -------       --------        --------
Expenses                                              -                -                -        262,537         262,537
                                               --------         --------          -------       --------        --------
Net income                                                                                                      $ 22,905
                                                                                                                ========
                                                 High             U.S.        International
                                                 Value           Client           Client        Corporate
Three Months Ended September 30, 1999          Services         Services         Services     Activities (1)      Total
-------------------------------------          --------         --------       ------------   --------------      -----
Revenues                                       $ 60,052         $ 30,155          $28,195       $      -        $118,402
Intersegment sales                               (1,229)               -                -              -          (1,229)
                                               --------         --------          -------       --------        --------
Reported revenues                                58,823           30,155           28,195              -         117,173
                                               --------         --------          -------       --------        --------
Expenses                                              -                -                -        109,564         109,564
                                               --------         --------          -------       --------        --------
Net income                                                                                                      $  7,609
                                                                                                                ========
                                                 High             U.S.        International
                                                 Value           Client           Client        Corporate
Three Months Ended September 30, 1998(2)       Services         Services         Services     Activities (1)      Total
----------------------------------------       --------         --------       ------------   --------------      -----
Revenues                                       $ 46,116         $ 33,926          $27,636       $      -        $107,678
Intersegment sales                               (1,180)               -                -              -          (1,180)
                                               --------         --------          -------       --------        --------
Reported revenues                                44,936           33,926           27,636              -         106,498
                                               --------         --------          -------       --------        --------
Expenses                                              -                -                -         96,435          96,435
                                               --------         --------          -------       --------        --------
Net income                                                                                                      $ 10,063
                                                                                                                ========

(1) Corporate activities include all general and selling expenses as well as merger-related expenses and special charges. This line item also includes interest income and other unallocated charges. Since all expenses have not been allocated to the business segments, this basis is not necessarily a measure computed in accordance with generally accepted accounting principles and may not be comparable to other companies.

(2) Restated for pooling of interests transaction as discussed in Note 5.


There have been no material changes in total assets from the amount disclosed in the 1998 annual report on Form 10-K. Additionally, there have been no changes to the basis of measurements of segments between the 1998 annual report on Form 10-K and the first nine months ended 1999.

7.  SPECIAL CHARGE

The Company incurred a special charge of $3.5 million or $0.05 per basic share during the third quarter of 1999 related to the winding down of past and current projects with a large integrator client. These costs consist primarily of relocation costs and extra training costs for personnel previously engaged with this client.

8.  MERGER-RELATED EXPENSES

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


9.   GE  INVESTMENT

On July 22, 1999, Mastech completed a private placement of a $30,000,000 Convertible Promissory Note (the "Note") with GE Capital Equity Investments, Inc. ("GE Capital"). The entire principal amount of the Note matures on July 22, 2004. The Note accrues interest at the rate of 6.30% per annum, payable semi-annually in arrears on the last day of each July and January. The first interest payment is scheduled for January 31, 2000. The Note is convertible at any time after July 22, 2003 through its maturity, at the option of the holder, into shares of Mastech common stock at an initial conversion price of $21.64 per share in the event that the certain performance targets are achieved.


10.  SHARE REPURCHASE PROGRAM

On September 13, 1999, the Company announced that its Board of Directors had approved a stock repurchase plan for up to 3,000,000 common shares or approximately 6% of the total outstanding shares of the company. The repurchases of common stock may occur from time to time on the open market or through privately negotiated transactions funded through cash on hand. As of October 29, 1999, the Company has purchased 373,500 shares at a cost of $5.0 million and has placed these shares in treasury. Any gains or losses incurred on the transactions based upon these shares will be properly offset to additional paid-in capital in accordance with generally accepted accounting principles.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Mastech Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Mastech Corporation (a Pennsylvania Corporation) and subsidiaries as of September 30, 1999, the related condensed consolidated statements of income for the three and nine month periods ended September 30, 1999 and 1998 and the condensed consolidated statement of shareholders' equity and cash flows for the nine month periods ended September 30, 1999 and 1998. These condensed consolidated financial statements are the responsibility of the Company's management.

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


                                                     /S/ ARTHUR ANDERSEN LLP

Pittsburgh, Pennsylvania,
October 22, 1999

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

The Company has incurred significant incremental expenses to help ensure that the Company has both an adequate number of skilled IT professionals and the infrastructure necessary to sustain the Company's growth. These expenditures were incurred in connection with: (i) the development and launch of additional service offerings, including E-Business and

Enterprise Network Solutions; (ii) the establishment of a recruiting division to recruit IT professionals in the U.S. and worldwide; (iii) the opening of foreign sales offices to provide better access to the global market; (iv) the development of three offshore software development centers in India; (v) the hiring of additional managers to support a larger organization; and (vi) the establishment of a training center to improve the skill levels of new and current employees. While these expenses have increased the Company's selling, general and administrative expenses, the Company believes that the revenues expected to be derived as a result of these expenditures have not yet been fully realized.

Mastech sells its services to large and medium-sized organizations. The Company's sales force is organized to meet the needs of the marketplace through three primary groups: (i) the High Value Services group (ii) the U.S. Client Services group; and (iii) the International Client Services group.

The High Value Services group provides IT professionals trained in ERP implementations, E-business consulting and network services, in addition to managing engagements in the aforementioned services. Additionally, this group provides services through offshore software development centers which are connected via secure, high-speed satellite links to the Company's headquarters and client sites. This group works directly with the end-user clients and also partners with a wide array of software companies, ranging from ERP to supply-chain and customer relationship management, and systems integrators on teamed implementation efforts.

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

The International Client Services group operates through offices in eleven different countries. Each office is supervised by a Country Manager and supported by dedicated sales personnel who sell directly to new clients using an approach similar to the Company's U.S. sales approach. Additionally, these offices focus on leveraging Mastech's existing relationships with its U.S.-based multinational clients.

Financial results for the nine months ended September 30, 1998 have been restated to reflect the acquisition of Amber in a business combination that was accounted for as a pooling of interests, which is discussed in Note 5 to the consolidated condensed financial statements.

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED
WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1998

  Revenues.   The Company's revenues increased 10.0%, or $10.7 million, to
$117.2 million in the third quarter of 1999 from $106.5 million in the third quarter of 1998. Of this overall increase in revenues, the High Value Services group, U.S. Client Services group and International Client Services group contributed an increase of $13.9 million, a decrease of $3.8 million and an increase of $600,000, respectively. The increase in High Value Services group can be attributed to additional services provided to existing clients and continued market penetration, as well as the rapid increase in e-Business services. The increase in the International Client Services group is primarily the result of the continued increase in market penetration and strong market demand in Australia and Europe. The decrease in the U.S. Client Services group was primarily a result of the winding down of services with a large integrator client as well as a general decline in demand for Company services due to the reluctance of customers to implement new IT projects as they focus on their internal Year 2000 compliance efforts.

  Gross Profit.   Gross profit consists of revenues less cost of revenues. Cost of revenues consists primarily of salaries and employee benefits for billable IT professionals and the associated travel and relocation costs of these professionals, as well as the cost of the independent contractors used by the Company. Gross profit increased 11.8%, or $4.2 million to $39.4 million in the third quarter of 1999 from $35.2 million in the third quarter of 1998. Gross profit as a percentage of revenues increased slightly to 33.6% in the third quarter of 1999 from 33.1% in the third quarter of 1998. The primary reasons for the increase in gross profit as a percentage of revenues were the expansion into new higher margin business lines such as E-Business services, network solutions and customer relationship management and improved IT-professional utilization.

  Selling, General and Administrative Expenses.   Selling, general and
administrative ("SG&A") expenses consist of costs associated with the Company's sales and marketing efforts, executive management, finance and human resource functions, facilities and telecommunication costs and other general overhead expenses. SG&A expenses increased 19.5%, or $4.0 million, to $24.4 million in the third quarter of 1999 from $20.4 million in the third quarter of 1998. The increase in SG&A expenses reflects the costs of supporting the Company's continued revenue growth and expansion into new business lines and geographic regions. As a percentage of revenues, SG&A expenses increased to 20.8% for the third quarter of 1999 from 19.2% for the third quarter of 1998. The Company continues to monitor SG&A costs and expenses through an aggressive focus on utilizing cost saving technologies.

   Special Charge.    The Company incurred a special charge of $3.5 million or
$0.05 per basic share during the third quarter of 1999 related to the winding down of past and current projects with a large integrator client. These costs consist primarily of relocation costs and extra training costs for personnel previously engaged with this client.

  Other Income, Net.     Other income was $465,000 in the third quarter of 1999
compared to other income of $730,000 in the third quarter of 1998. This decrease of $265,000 in other income was primarily the result of losses incurred due to the Company's investments in two 50% owned joint ventures during the third quarter of 1999.

  Income taxes.   Provision for income taxes was $4.3 million, or an effective tax rate of 36.3% for the third quarter ended September 30, 1999 compared to $5.5 million, or an effective tax rate of 35.3% for the third quarter ended September 30, 1998. Primary factors for the change in effective tax rates includes the effect of non-deductible special charges recognized in the third quarter of 1999 and acceleration of permanent tax differences into income.
Other factors contributing to the effective tax rate included an increase in the amounts of permanent book to tax differences which consist primarily of goodwill and amortization; changes in tax status of acquired businesses; tax-exempt interest income generated by the Company's municipal bond portfolio; and the tax holiday for the Company's Indian operations as well as overall tax planning initiatives.

   Outlook.   The Company has experienced, and expects to continue to experience through at least December 31, 1999, a decline in the demand for its non-Year 2000 services, due to the reluctance of customers to implement new IT projects as they focus on their Year 2000 compliance efforts. The reduction in demand for the Company's services arising from Year 2000 related factors could result in significant fluctuations in the Company's quarterly revenues or operating results and could result in significant differences between the Company's actual and expected results.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED
WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1998

  Revenues.   The Company's revenues increased 27.2%, or $77.6 million, to
$363.0 million in the first nine months of 1999 from $285.4 million in the first nine months ended 1998. Of this overall increase in revenues, the High Value Services group, U.S. Client Services group and the International Client Services group contributed increases of $52.1 million, $6.0 million and $19.5 million, respectively. The increase in the High Value Services group can be attributed to additional services provided to existing clients and continued market penetration and the continued growth of e-Business services. The increase in the International Client Services group is primarily the result of the continued increase in market penetration and strong market demand in Australia and Europe. The smaller increase in the U.S. Client Services group was primarily a result of the winding down of services with a large integrator client as well as a general decline in demand for Company services due to the reluctance of customers to implement new IT projects as they focus on their internal Year 2000 compliance efforts.

  Gross Profit. Gross profit increased 28.9%, or $27.1 million to $120.6 million in the first nine months of 1999 from $93.5 million in the first nine months ended 1998. Gross profit as a percentage of revenues increased to 33.2% in the first nine months of 1999 from 32.8% in the first nine months of 1998. The primary reasons for the increase in gross profit as a percentage of revenues were the expansion into new higher margin business lines such as E-Business services, network solutions and customer relationship management and improved IT-professional utilization.

  Selling, General and Administrative Expenses.   Selling, general and
administrative expenses increased 27.7%, or $15.2 million, to $70.0 million in the first nine months of 1999 from $54.8 million in the first nine months of 1998. The increase in selling, general and administrative expenses reflects the costs of supporting the Company's continued revenue growth and expansion into new business lines and geographic regions. As a percentage of revenues, SG&A expenses increased slightly to 19.3% in the first nine months of 1999 from 19.2% in the first nine months of 1998. The Company continues to monitor its SG&A costs and expenses through an aggressive focus on utilizing cost saving technologies.

   Special Charge. The Company incurred a special charge of $3.5 million or $0.05 per basic share during the third quarter of 1999 related to the winding down of past and current projects with a large integrator client. These costs consist primarily of relocation costs and extra training costs for personnel previously engaged with this client.

  Other Income, Net.   Other income was $1.8 million in the first nine months of
1999 compared to other income of $2.1 million in the first nine months of 1998. This decrease of $300,000 in other income was primarily the result of losses incurred due to the Company's investments in two 50% owned joint ventures during the third quarter of 1999.

  Merger-Related Expenses.   The Company incurred $1.7 million of merger-related
expenses in connection with the Amber acquisition during the first nine months of 1999. The Company also incurred $3.2 million of merger-related expenses in connection with the Quantum acquisition during the first nine months of 1998. These expenses consisted primarily of severance payments, office closures, and related professional fees.

  Income taxes.   Provision for income taxes was $16.9 million, or an effective tax rate of 35.9% for the first nine months of 1999 compared to $14.8 million, or an effective tax rate of 39.2% for the first nine months of 1998. Factors contributing to the reduction in the effective tax rate included an increase in the amounts of permanent book to tax differences which consist primarily of goodwill and amortization; changes in tax status of acquired businesses; tax-exempt interest income generated by the Company's municipal bond portfolio; and the tax holiday for the Company's Indian operations as well as overall tax planning.


Liquidity and Capital Resources

The Company continued to generate cash flows from operations to fund its business growth. The Company has also continued to strengthen its working capital position. At September 30, 1999, the Company had cash and short-term investments of $116.4 million, consisting of cash of $33.2 million and short-term investments of $83.2 million. This compares to cash and short-term investments of $82.6 million, consisting of cash of $35.5 million and short-term
investments of $47.1 million at December 31, 1998.   Cash provided by operating
activities was $17.9 million for the nine months ended September 30, 1999 as compared to cash provided by operating activities of $15.6 million for the nine
months ended September 30, 1998.   The increase of $2.2 million resulted from
increases in net income and accrued liabilities.

At September 30, 1999, the Company's billed days sales outstanding ("DSO") based upon billed receivables was 65 compared to 60 billed DSO at December 31, 1998. The increases in DSO were primarily associated with several major clients centered mostly in the United States. The Company continually focuses on collecting on its receivables, involving several management departments.

Cash used in investing activities was $52.7 million and $71.5 million for the nine months ended September 30, 1999 and 1998, respectively. Acquisitions, net of cash acquired totaled approximately $10.5 million during the first nine months of 1999 compared to $4.2 million during the first nine months of 1998. Capital expenditures for the nine months ended

September 30, 1999 and 1998 were approximately $5.3 million and $8.1 million, respectively. These capital expenditures consisted primarily of computer and related equipment to support its technical, consulting and administrative functions. Also included in these capital expenditures were leasehold improvements. Cash used to purchase investments were $36.5 million during the first nine months of 1999. During the first nine months of 1998, the Company recorded its net purchase of investments of $58.5 million. These investments are classified as available-for-sale and recorded at fair value. Purchases of investments for the first nine months of 1999 includes the proceeds from the issuance of long term debt to GE Capital Equity Investments, Inc. (see below).

The Company entered into two 50% owned joint ventures during the third quarter of 1999. Both of these joint ventures are in the start-up phase of their existence. Cash flows net of losses incurred due to start up totaled $450,000.

Net cash flows provided by financing activities was $31.1 million for the first nine months of 1999; this amount was primarily due to the proceeds from the issuance of long term debt as discussed below. Net cash flows used in financing activities were $4.3 million for the first nine months of 1998. At September 30, 1999, the company purchased treasury stock at a cost of $916,000. Cash provided by financing activities was $3.3 million for the first nine months ended September 30, 1999, mainly due to the proceeds from the exercise of employee stock options. This compares to cash provided by financing activities related to the proceeds from the exercise of employee stock options of $3.9 million for the first nine months of September 30, 1998.

On July 22, 1999, Mastech completed a private placement of a $30,000,000 Convertible Promissory Note (the "Note") with GE Capital Equity Investments, Inc. ("GE Capital"). The entire principal amount of the Note matures on July 22, 2004. The Note accrues interest at the rate of 6.30% per annum, payable semi-annually in arrears on the last day of each July and January. The first interest payment is scheduled for January 31, 2000. The Note is convertible at any time after July 22, 2003 through its maturity, at the option of the holder, into shares of Mastech common stock at an initial conversion price of $21.64 per share in the event that the certain performance targets are achieved.

The Company has in place a $75.0 million revolving credit facility with PNC Bank, National Association ("the Credit Facility"). This Credit Facility bears interest at a rate per annum equal to a base rate (which is adjusted by a change in the prime rate or the Federal Funds Effective Rate at the Company's option) that is equal to the sum of the Euro-rate plus an applicable Euro-rate margin. The Credit Facility contains certain restrictive covenants and financial ratio requirements which would limit distributions to shareholders and additional borrowings. There were no borrowings outstanding under this arrangement at September 30, 1999 or at December 31, 1998.

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

The Company's functional currency for financial reporting purposes is the US Dollar. The Company generally invoices its clients in the local currency of the country in which the client is located. Translation gains and losses arising from differences between the functional and local currencies are recognized in the consolidated condensed income statements and have not had a significant impact on the results of operations. Gains and losses as a result of fluctuations in foreign currency exchange rates are recognized in shareholders' equity as a component of comprehensive income. The Company continually evaluates the economic conditions of each country in which it operates and bases its foreign currency accounting policies on those assessments.

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

The Company has also completed the evaluation of the internal financial and operational systems of its other U.S. locations and international operations, excluding certain systems involving operations of companies recently acquired by the Company. The Company has completed an evaluation of the internal financial and operational systems of companies acquired through September 30, 1999. At this time, the Company does not believe that the internal financial and operational systems of its other U.S. location computer systems will experience significant Y2K problems.

Cost of Year 2000 Compliance Efforts

The Company does not expect to incur substantial costs with respect to its Y2K compliance efforts and the Company has not deferred other information technology projects as a result of the Y2K problem. To date, the Company has incurred expenses totaling $129,000 and anticipates that its total expenses will not exceed $250,000 These figures are primarily reflective of the costs associated with the use of third parties to review and validate work performed and the costs assessing Y2K problems relating to or arising with respect to third parties. The cost estimates do not include the cost of internal efforts by Company personnel. The Company has not separately accounted for these internal costs.

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

Contingency Plan

The Company has developed a contingency plan to address various situations which may result if the Company experiences Y2K problems. The plan will include identification of major systems, dependencies on third parties and resources and strategies necessary to restore operations or work around failures. The contingency plan will be approved by the Board of Directors on December 6, 1999. There can be no assurance that the contingency plan developed by the Company will adequately protect the Company from internal Y2K problems or prevent service interruption or failures experienced by customers and suppliers from having a material adverse effect on the Company.

Demand for Year 2000 Services

Many of the Company's clients have needed to repair or replace their legacy systems because of Y2K issues. The Company believes this has favorably impacted the demand for its services and products. Mastech expects that the demand for its Y2K related services will diminish significantly over time and will eventually disappear. The Company also believes that as companies focus on Y2K issues, other less critical projects have not been and may not be initiated or may be suspended. Although the Company provides a broad range of information technology services, Mastech believes that the reduction in the future demand for its services that may result from these Y2K-related factors could have an adverse impact on its future performance.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

On June 30, 1998, the Company entered into a foreign exchange contract with PNC Bank, National Association to hedge its foreign exchange exposure on certain intercompany debt. This contract matured on each fiscal quarter end and was extended for an additional three months each time. The Company realized interim gains on the contract extensions at each of September 30, 1998 and December 31, 1998, and September 30, 1999; and realized an interim loss on the contract extensions at each of March 31, 1999 and June 30, 1999. Gains or losses were recognized under hedge accounting in Shareholder's Equity as a component of Currency Translation Adjustment. Such gains and losses are essentially offset in Currency Translation Adjustment by gains or losses on the translation of the related debt. On September 30, 1999, the contract was extended to December 30, 1999.

The outstanding contract is the far end of a swap for the sale by the Company of 7 million Canadian dollars at 1.4615 (US $4,789,600). It is the intention of the Company to continue to extend the contract on a quarterly basis until ultimate repayment of the intercompany loan. If the Canadian dollar weakens resulting in a higher USD/CAD exchange rate than 1.4615 on September 30, 1999, the Company will record an interim gain upon extension of the contract. If the Canadian dollar strengthens resulting in a lower USD/CAD exchange rate than 1.4615 on December 30, 1999, the Company will record an interim loss upon extension of the contract. At September 30, 1999, the USD/CAD exchange rate was 1.4680.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Neither the Company nor any of its subsidiaries is party to any litigation that is expected to have a material or adverse effect on the Company or its business.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On July 22, 1999, Mastech completed a private placement of a $30,000,000 Convertible Promissory Note (the "Note") with GE Capital Equity Investments, Inc. ("GE Capital"). The entire principal amount of the Note matures on July 22, 2004. The Note accrues interest at the rate of 6.30% per annum, payable semi-annually in arrears on the last day of each July and January. The first interest payment is scheduled for January 31, 2000. The Note is convertible at any time after July 22, 2003 through its maturity, at the option of the holder, into shares of Mastech common stock at an initial conversion price of $21.64 per share in the event that the certain performance targets are achieved.

The Company relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, in connection with the offer and sale of the Note and shares of Mastech common stock underlying the Note. In this regard, the Company relied upon representation from GE Capital regarding its investment intent, sophistication and status as an accredited investor. No underwriter was involved in this private placement. The Company has agreed to file a registration statement registering the shares of Mastech common stock underlying the Note for resale.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


ITEM 5.  OTHER INFORMATION


Government Regulation of Immigration

The Company recruits its IT professionals on a global basis and, therefore, must comply with the immigration laws in the countries in which it operates, particularly the United States. As of September 30, 1999, approximately 35% of the Company's worldwide workforce were working under H-1B temporary work permits in the United States. Government regulation limits the number of new H-1B permits that may be approved in a fiscal year. On October 22, 1998, the "American Competitiveness and Workforce Improvement Act" was signed into law. The H-1B annual quota for fiscal year 1999 was increased from 65,000 to 115,000. The quota for fiscal years 2000 and 2001 will be 115,000 and 107,500 respectively. If the Company is unable to obtain H-1B visas for its employees in sufficient quantities or at a sufficient rate for a significant period of time, the Company's business, operating results and financial condition could be adversely affected. As of September 30, 1999, there have been no significant amendments or modifications to this law.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits:

       The following exhibits are being filed with this report:

Exhibit Number     Description
--------------     -----------
      4.1          Note Purchase Agreement dated as of July 22, 1999 between
                   Mastech Corporation and GE Capital Equity Investments, Inc.

      4.2 Registration Rights Agreement dated as of July 22, 1999 between Mastech Corporation and GE Capital Equity Investments, Inc.

     27.1          Financial Data Schedule for the three months ended
                   September 30, 1999

(b)    Reports on Form 8-K:

       The Company filed a Form 8-K on September 9, 1999, disclosing two press releases. The first press release announced the Company's revision of its revenue and earnings estimates for the quarter ending September 30, 1999. The second press release, dated September 13, 1999, announced that the Company's Board of Directors authorized the repurchase of up to 3,000,000 shares of the Company's outstanding common stock from time to time on the open market or through privately negotiated transactions.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           MASTECH CORPORATION
                                               (REGISTRANT)


Dated:   November 15, 1999                 /s/ Sunil Wadhwani
                                           ----------------------------
                                           Co-Chairman, Chief Executive
                                           Officer and Director

Dated:   November 15, 1999                 /s/ Jeffrey A. McCandless
                                           ----------------------------
                                           Vice President, Finance and
                                           Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit Number     Description
--------------     -----------
     4.1           Note Purchase Agreement dated as of July 22, 1999 between
                   Mastech Corporation and GE Capital Equity Investments, Inc.

     4.2 Registration Rights Agreement dated as of July 22, 1999 between Mastech Corporation and GE Capital Equity Investments, Inc.

    27.1           Financial Data Schedule for the three months ended
                   September 30, 1999