Form 10-K
period 1999-12-31
IGATE CAPITAL CORP
filed 2000-03-30
CIK 1024732

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1999

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission File Number 000-21755
                           iGATE CAPITAL CORPORATION
                         (formerly Mastech Corporation)
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

                              Yes  [X]   No  [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 29, 1999 (based on the closing price of such stock as reported by NASDAQ on such date) was $1,679,040,497.

The number of shares of the registrant's Common Stock, par value $.01 per share, outstanding as of February 29, 1999 was 50,688,015 shares.

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

Portions of the Corporation's Proxy Statement, prepared for the Annual Meeting of Shareholders scheduled for May 30, 2000, to be filed with the Commission are incorporated by reference into Part III of this report.

                           iGATE CAPITAL CORPORATION

                                1999 FORM 10-K

                               Table of Contents

                                                                        Page
                                                                        ----
                                    PART I
ITEM 1.   BUSINESS.................................................       3
ITEM 2.   PROPERTIES...............................................      16
ITEM 3.   LEGAL PROCEEDINGS........................................      16
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......      16

                                    PART II
ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS......................................      17
ITEM 6.   SELECTED FINANCIAL DATA..................................      18
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS....................      19
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK............................................      24
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..............      24
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE....................      46

                                    PART III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT...........      47
ITEM 11.  EXECUTIVE COMPENSATION...................................      47
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT.........................................      47
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED
            TRANSACTIONS...........................................      47

                                    PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
            REPORTS ON FORM 8-K....................................      48

PART I.

ITEM 1. Business

Overview

This Annual Report on Form 10-K ("Form 10-K") contains statements that are not historical facts and that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the use of words such as "believes," "expects," "may," "will," "should," "intends," "continue," "anticipates" or by similar expressions, and can also be found in discussions of our strategy and or plans. Among other forward-looking statements, the information related to our recently announced reorganization, name change and change of strategy, including statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" is forward-looking. Such forward-looking information involves important risks and uncertainties that would cause our actual results to differ materially from those expressed in any forward-looking statements. While we cannot predict all of these risks and uncertainties, important risk factors that could cause actual results to differ materially from our current beliefs and expectations are discussed in the section of this Form 10-K entitled "Risk Factors."

iGate Capital Corporation, formerly named Mastech Corporation, was incorporated in the Commonwealth of Pennsylvania on November 12, 1996 and, through operating subsidiaries, is a worldwide provider of information technology ("IT") services and electronic commerce services ("eServices") to large and medium-sized organizations. From inception and throughout 1999, we conducted the majority of our business through our wholly owned subsidiary Mastech Systems Corporation, a Pennsylvania corporation that was formed in July 1986.

We provide our clients with a single source for a broad range of IT applications solutions and services and eServices, including: client/server design and development, conversion/migration services, ERP package implementation services, electronic business systems and applications maintenance outsourcing. These services are provided in a variety of computing environments and use leading technologies, including client/server architecture, object oriented programming languages and tools, distributed database management systems and the latest networking and communications technologies.

In March 2000, we announced an internal reorganization in which we changed our name to iGate Capital Corporation and we transferred substantially all of the assets of Mastech Systems Corporation to subsidiary operating companies. We believe that this reorganization will enhance our ability to identify and penetrate emerging IT and eServices markets quickly and effectively. The reorganization represents an initial step in our strategy to significantly expand our portfolio of services through (i) internal creation of new service offerings (ii) the development of our existing service offerings and (iii) acquisition of, or strategic investment in, new eServices businesses.

In March 2000 we announced that our subsidiary Mascot Systems Ltd. ("Mascot") has filed a draft prospectus with the Securities and Exchange Board of India in order to effect an initial public offering of 10% of its equity shares.

Reportable Financial Segments

In the fourth quarter of 1999, we began to manage our business and strategic objectives in new ways. Our new approach, which was the impetus for the internal reorganization described above, led us to revise our reportable operating segments. Previously we had three reportable segments: U.S. Client Services; High Value Services; and International Client Services. Our new segments are "Staffing" and "Solutions." Our Staffing segment corresponds to the segment that used to be called U.S. Client Services, with the addition of relevant portions of the former International Client Services segment. Our Solutions segment corresponds to the segment that used to be called High Value Services, with the addition of relevant portions of the former International Client Services segment. For information about each segment's revenues, expenses and income, see
Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 12 to our consolidated financial statements for the year ended December 31, 1999 included elsewhere in this Form 10-K.

Services

Solutions Division

The Solutions division develops, manages and staffs IT and eServices projects for its clients. The Solutions division employs highly skilled IT and eServices professionals trained in ERP implementation, network services, eCommerce consulting, data mining and warehousing, with additional focuses on web design and integration with vendors and clients. The majority of Solutions projects are coordinated by project managers who work directly with end user clients to develop IT and eServices projects to meet client needs. The Solutions division benefits from affiliations with a number of software companies, ranging from ERP to supply-chain and client-interaction vendors, and from Mascot's offshore software development centers in Bangalore, Pune and Chennai, India, which are connected via secure, high speed satellite links to the Company's headquarters and directly to the client sites. Following is a brief description of the principal subsidiaries that comprise the Solutions Division:

Subsidiary/Company               Business Description           Percentage
www.igatecapital.com                                            Owned by iGate
------------------------------------------------------------------------------
Emplifi, Inc.                    Enterprise Web Integration          100%
www.emplifi.com
------------------------------------------------------------------------------
Mascot Systems Ltd.              Web-Focused Offshore Services       100%
www.mascotsystems.com
------------------------------------------------------------------------------
ENS, Inc.                        Specialized Network Consulting      100%
www.entnetsolutions.com
------------------------------------------------------------------------------
igate Europe, Inc.               Web Integration Services for the    100%
                                 European Marketplace
------------------------------------------------------------------------------
Chen & McGinley, Inc.            Consulting and Application          100%
www.chen-mcginley.com            Solutions
------------------------------------------------------------------------------
eJiva, Inc.                      Customer Care Solutions/
www.ejiva.com                    Internet Trading Solutions           97%
------------------------------------------------------------------------------
Ex-tra-Net, Inc.                 e-Vendor Management                  89%
www.ex-tra-net.com
------------------------------------------------------------------------------
Innovative Resource Group, Inc.  Business Intelligence Data
www.irgcorp.com                  Management                           75%
------------------------------------------------------------------------------

Mascot provides many of the services it offers through its offshore software development centers in Bangalore, Pune and Chennai, India. Offshore software development offers clients certain advantages as compared to domestic development, including: (i) significant cost savings; (ii) faster delivery, as larger teams can be deployed; (iii) virtual 24-hour project schedules, due to the time difference between North America and India; and (iv) improved access to a large pool of IT and eServices professionals. Mascot has filed a draft prospectus with the Securities and Exchange Board of India in order to effect an initial public offering in India of 10% of its equity shares.


Services offered and methods and tools used by the Solutions division are listed below:



               METHODS/TOOLS                                           SERVICES
               -------------                                           --------
                              Client/Server Design and Development
 .  Languages: C/C++, Visual Basic, Java                  .  Project management
 .  Tools: Powerbuilder, Gupta, Developer/2000,           .  Requirements analysis and definition


                  METHODS/TOOLS                                                            SERVICES
                  -------------                                                            --------
   Lotus Notes                                                     .  Evaluation and selection of applications packages
 .  DBMS/4GLs: Oracle, Informix, Sybase, Unify, SQLServer           .  Prototyping and re-use
                                                                   .  Data modeling, data warehousing
 .  GUI: Windows, Motif, X-Windows, OpenLook                        .  Applications systems design and development
 .  CASE Tools: Oracle*CASE, IEF, Bachman                           .  Database design and administration
                                                                   .  Systems development and implementation
                                                                   .  Technology education and training

                                                   Conversion/Migration

 .  SmartAPPS Methodology and Automated                             .  Project management
   Conversion Tools                                                .  Automated tools development
                                                                   .  User interface conversion
                                                                   .  Code conversion and testing
                                                                   .  Control language conversion
                                                                   .  Data migration
                                                                   .  Cutover and implementation

                                             ERP Package Implementation

 .  Oracle Applications                                             .  Project planning
 .  PeopleSoft                                                      .  Customization
 .  SAP R/3                                                         .  Integration
 .  Siebel                                                          .  Migration
 .  J.D. Edwards                                                    .  Database design and administration
                                                                   .  Systems support
                                                                   .  Training
                                                                   .  Intranet/Extranet design and implementation

                                                 E-Business Solutions

 .  SmartAPPS Net                                                   .  Intranet/Extranet design and implementation
 .  Languages: Java, Javascript, HTML, C++, CGI                     .  Consulting services
 .  Tools:  NetDynamics, ColdFusion, Net.Commerce, MS               .  Enterprise Java application development and
   interdevelopment                                                   deployment
 .  DBMS/4GLs: Oracle, Sybase, Progress, Informix, SQL              .  Web-enablement of databases and legacy systems
   Server
 .  Methodologies: UML for Java,
 .  JavaBeans Component Framework
        for Enterprise Java component development

                                                      Affiliations

 .  Kronos                                                          .  Labor management solutions
 .  Dredsner RCM Global Investor                                    .  Applications management for institutional asset
                                                                      managers
 .  IBM                                                             .  Web Integrator Initiative
 .  Commerce One                                                    .  eProcurement/eCommerce

                  METHODS/TOOLS                                                   SERVICES
                  -------------                                                   --------
 .  Clarify                                                         .  Customer relationship management
 .  Broadvision                                                     .  One-to-one internet based applications
 .  Interwoven                                                      .  Content management
 .  i2                                                              .  Supply chain management
 .  Entigo                                                          .  Order management systems
 .  E-transport                                                     .  Global cargo shipping management
 .  Siebel                                                          .  Customer relationship management

                  METHODS/TOOLS                                                 SERVICES
                  -------------                                                 --------
                                                      Business Intelligence

 .  Oracle                                                          .  Data Mining
 .  SAP                                                             .  Data Warehousing
 .  Peoplesoft                                                      .  Application integration
 .  J.D. Edwards                                                    .  Customer relationship management

                                             Enterprise Application Integration

 .  TipCo                                                           .  Systems interfacing
 .  Broadvision                                                     .  Implementation of middleware
 .  CrossWorld
 .  BEA

                                            Systems Performance and Management

 .  Tivoli                                                          .  Customization
 .  HP Openview                                                     .  Statistical monitoring and trending
 .  CA Unicenter TNG                                                .  Alignment of client's goals and objectives with
                                                                      networking systems
                                                                   .  Security best practices
                                                                   .  Penetration testing of client network

                                           Other Services and Service Providers

 .  VCampus                                                         .  Web-based learning and education outsourcing
                                                                      through applications.
 .  iProcess                                                        .  Web-based outsourcing of accounting and
                                                                      transaction services.
 .  Symphoni Interactive                                            .  Web-based media and marketing services
 .  Air2Web                                                         .  Wireless web-based infrastructure services to aid
                                                                      businesses to deliver applications on wireless
                                                                      devices.

We provide our services in a variety of computing environments and use leading technologies including client/server architecture, object-oriented programming languages and tools, distributed database management systems, groupware and the latest networking and communications technologies. In addition, Mascot has developed and employs proprietary "SmartAPPS" methodologies and tools that enhance the productivity of many of its services.

Staffing Division

Our Staffing division provides the services of IT professionals to assist in the completion of client-managed projects. All professionals within the Staffing division take direction from the clients for the duration of each project, and do not undertake to manage projects. The Staffing division focuses on developing national and global relationships with major system integrators such as IBM, KPMG, Ernst & Young and Oracle and assists these integrators in meeting their clients' needs by providing technical expertise and complimentary capabilities. The Staffing division recognizes substantially all of its revenues on a time-and-materials basis as services are performed.

Services offered by the Staffing division are described below:


                           Applications Maintenance Outsourcing
 . SmartAPPS Maintain
    Methodology and Tools                                       .  Baseline assessment and service level
                                                                   definition
                                                                .  Process enhancements
                                                                .  Modifications/enhancements to functionality
                                                                .  Interfaces and integration with new systems
                                                                .  Configuration management
                                                                .  Documentation and standardization
                                                                .  Applications productivity improvement
                                                                .  Trouble-shooting and problem resolution
                                                                .  24-hours, 7-days per week emergency support

Our staffing division also provides many of the services described under the headings Client Server Design, and Development and Conversion Migration in the summary of services provided by our solutions division, but does not provide project management.

iGate Ventures

In February 2000, we formed iGate Ventures I, L.P., a venture fund (the
"Fund"), which invests in eServices companies and other companies that can leverage the resources of other iGate companies. iGate funds 100% of the cost of operating the fund and 100% of the costs of each of its investments. We are entitled to a preferred return on our investments in the Fund plus 80% of the net capital gains of the Fund. Currently, the Fund has strategic investments in four companies that are listed below:

  Investment             Business Description                   Percentage Owned
--------------------------------------------------------------------------------
    Vcampus              Web-based education services                19.9%
www.vcampus.com
--------------------------------------------------------------------------------
  Brainbench             Web-based professional certification          5.0%
www.brainbench.com
--------------------------------------------------------------------------------
    Versata              e-Business Application Software   (less than) 1.0%
www.versata.com
--------------------------------------------------------------------------------
  moses.com              Web-based investment management   (less than) 1.0%
www.moses.com            services
--------------------------------------------------------------------------------

The Fund accounts for its investment in Versata as an available for sale security under appropriate guidelines. The investment is marked to market on a monthly basis.

The Fund recognizes its proportionate share of income or loss in its VCampus investment under the equity method of accounting. The Fund accounts for its investments in Brainbench and moses.com at cost.

Acquisition of Equity in Partner Companies

We also purchase equity in eServices companies. These investments range in participation from 25% to 50% and in each case we have Board representation. These investments are accounted for under the equity method of accounting. Currently, the Company has three investments that are listed below:


      Investment           Business Description               Percentage
                                                              Owned
---------------------------------------------------------------------------
Symphoni                   Web-based media and
www.symphoni.com           marketing services                 50%
---------------------------------------------------------------------------
iProcess                   Web-based business process
                                 outsourcing                  50%
---------------------------------------------------------------------------
Air2Web                    Wireless applications
www.air2web.com              service provider                 25%
---------------------------------------------------------------------------

All of our ownership positions set forth in the charts in this Item 1 have been calculated based on the issued and outstanding common stock of each company/entity, assuming the issuance of common stock on the conversion or exercise of preferred stock and convertible notes, but excluding the effect of unexercised options and warrants.

CLIENTS

We currently provide services to over 1,000 clients worldwide in a diverse range of industries. Substantially all of our clients are large and medium-sized organizations. A significant number of our clients have engaged us for follow-on projects. We are a preferred vendor of IT staffing services and eServices for several large organizations, including Associates Bancorp, Bank of America, and IBM Year 2000 Global Services. As a preferred vendor, we are one of a limited number of providers of IT staffing service and eServices to these organizations, enabling us to sell our services more effectively. We are aggressively pursuing additional preferred vendor arrangements in order to obtain new or additional business from large and medium-sized organizations. These preferred vendor contracts generally result in lower margins due to negotiated discounts, but are expected to generate higher revenues with lower selling costs.

Organizations to which we have provided, or are providing, services include:


Consumer Products           Manufacturing       Telecommunications      Transportation
-----------------           -------------       ------------------      --------------
Philip Morris               Ford Motor          AirTouch                Carnival Cruise Lines
Electrolux                  GE                  Ameritech               Royal Caribbean
Wal-Mart                    Hitachi             AT&T                    Union Pacific
Circuit City                Intel               Sprint                  J. B. Hunt
K-Mart                      U.S. Cellular       AIC                     CSX
Kellogg                                         Motorola                Cummins Engine
Gateway                                         America Online

                                            Financial                  Integrators
Health Care                                 Services                   & Vendors
-----------                                 ---------                  -----------
Blue Cross/Blue Shield                      Bank of America            Cap Gemini
Kaiser Foundation Health                    Citibank                   EDS
Merck                                       The Hartford               KPMG
Dendrite                                    NationsBank                IBM
                                            Firemen's Fund             Oracle
                                                                       Sabre Group
                                                                       Unisys

During the year ended December 31, 1999, approximately 22% of our revenues were derived from our top five clients: GE, IBM, AT&T, Bank of America and EDS.

COMPETITION

The IT services and eServices industries are highly competitive and served by numerous national, regional and local firms, all of which are either existing or potential competitors. Primary competitors include participants from a variety of market segments, including "Big Five" accounting firms, systems consulting and implementation firms, applications software firms, service groups of computer equipment companies, general management consulting firms, programming companies and temporary staffing firms. Many of these competitors have substantially greater financial, technical and marketing resources and greater name recognition than iGate. In addition, there is a risk that clients may elect to increase their internal IT and eServices resources to satisfy their applications solutions needs. We believe that the principal competitive factors in the IT services and eServices markets include the range of services offered, technical expertise, responsiveness to client needs, speed in delivery of IT and eServices solutions, quality of service and perceived value. We believe that we compete favorably with respect to these factors. In addition to facing competition for clients, we will also face competition from other capital providers (including publicly traded Internet companies, venture capital companies and large corporations) as we seek to strategically acquire and invest in new eServices companies and businesses. Competition for acquisition candidates, as well as for clients and strategic relationships, may also develop among the iGate companies or between iGate Capital Corporation on the one hand and one or more of our operating subsidiaries and other companies in which we have equity investments on the other.

Intellectual Property Rights

We rely upon a combination of nondisclosure and other contractual arrangements and trade secret, copyright and trademark laws to protect our proprietary rights and the proprietary rights of third parties from whom we license intellectual property. We enter into confidentiality agreements with our employees and limit the distribution of proprietary information. There can be no assurance that the steps we take in this regard will be adequate to deter misappropriation of proprietary information or that we will be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights.

Software that we develop in connection with a client engagement is typically assigned to the client. In limited situations, we may retain ownership or obtain a license from our client, which permits us or a third party to market the software for the joint benefit of the client and iGate or for our sole benefit.

Recent Developments

On March 16, 2000, we announced that we had acquired a 25% stake in Air2Web based in Atlanta, Georgia. Air2Web develops Web applications that can be transmitted to and from wireless phones.

On March 8, 2000, we announced that our subsidiary Mascot filed a draft prospectus on February 25, 2000, with the Securities and Exchange Board of India ("SEBI"). Mascot plans to make an initial public offering of 10% of its equity shares in April 2000. Ten percent of the equity shares will be reserved for a stock option plan for Mascot employees.

On March 7, 2000 we announced a reorganization in which we changed our name to iGate Capital Corporation and we transferred substantially all of Mastech Systems Corporation to subsidiary operating companies. No financial transactions were associated with this reorganization. iGate changed its NASDAQ ticker symbol from "MAST" to "IGTE" effective March 7, 2000.

On March 3, 2000, we announced that we had acquired a 75% stake in Innovative Resource Group, Inc. ("IRG") based in Pittsburgh, Pennsylvania. IRG is a leading provider of high-value business intelligence solutions, which span the information management, data mining and data warehousing fields.

Human Resources

Our success depends in large part on our ability to attract, develop, motivate and retain highly skilled IT and eServices professionals. We have over 80 full-time employees dedicated to recruiting IT and eServices professionals and managing our human resources. We recruit in a number of countries, including India, the United States, Canada, the United Kingdom, Singapore, Australia, the Philippines, Russia, Bulgaria, Brazil, Pakistan, Nigeria, Ukraine, Sri Lanka and South Africa. We advertise in leading newspapers and trade magazines. In addition, our employees are a valuable recruiting tool and are actively involved in referring new employees and screening candidates for new positions. iGate uses a standardized global selection process which includes interviews, tests and reference checks.

We use a proprietary system to manage the employees and candidates in our talent pool. This system enables us to quickly identify appropriate personnel for various client engagements. This database, which currently holds profiles on several thousand IT and eServices professionals, catalogs individual technical profiles and stores information pertaining to each individual's location, availability, mobility and other factors.

We have a focused retention strategy that includes career planning, training, benefits and an incentive plan. Our benefits package includes subsidized health insurance, group life insurance, a long-term disability plan, subsidized health club memberships and tuition reimbursement. We intend to continue to use stock options as part of our recruitment and retention strategy. We also have an extensive training infrastructure. We train employees on a variety of platforms and help them transition from legacy to advanced architecture skills by providing cross-platform training in new technologies. We have implemented an intranet to allow our employees to access our courseware and computer-based training modules via the Internet so that the training is available to all employees worldwide at their individual convenience and pace.

At December 31, 1999, iGate (including its operating subsidiaries) had approximately 5,400 employees comprised of approximately 4,600 IT and eServices professionals (including subcontractors) and approximately 800 individuals working in sales, recruiting, general and administrative roles. As of December 31, 1999, approximately 35% of our worldwide workforce was working under H-1B temporary work permits in the United States. We believe that our relationships with our employees are good.

Risk Factors

Our New Business Model is Unproven

We have significantly reorganized our business, and there is no guarantee that this reorganization will be successful. We have adopted this new business model based on the belief that decentralizing our business among specialized operating subsidiaries and other companies in which we have equity interests (collectively, the "iGate Companies") will enable us to be more responsive to the evolving IT and eServices markets. The success of our new business model depends in part on the ability of the iGate Companies to work collaboratively, share information and leverage their collective resources to optimize strategic opportunities. We cannot be certain that this reorganization will improve our performance, and it is possible that the reorganization will detract from our performance. In addition, if we cannot convince potential strategic partners and acquisitions of the value of our business model, our ability to acquire new companies and businesses may be adversely affected and our strategy for continued growth may not succeed.

Recruitment and Retention of IT and eServices Professionals

Our business involves the delivery of professional services and is labor-intensive. Our success depends upon our ability to attract, develop, motivate and retain highly skilled IT and eServices professionals and project managers, who possess the technical skills and experience necessary to deliver our services. Qualified IT and eServices professionals are in great demand worldwide and are likely to remain a limited resource for the foreseeable future. There can be no assurance that qualified IT and eServices professionals will continue to be available to us in sufficient numbers, or that we will be successful in retaining current or future employees. Failure to attract or retain qualified IT and eServices professionals in sufficient numbers could have a material adverse effect on our business, operating results and financial condition. Historically, we have done most of our recruiting outside of the countries where the client work is performed. Accordingly, any perception among our IT and eServices professionals, whether or not well founded, that our ability to assist them in obtaining temporary work visas and permanent residency status has been diminished, could lead to significant employee attrition. [See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Overview."]

Government Regulation of Immigration

We recruit IT and eServices professionals on a global basis and, therefore, must comply with the immigration laws in the countries in which we operate, particularly the United States. As of December 31, 1999, approximately 35% of our worldwide workforce were working under H-1B temporary work permits in the United States. Statutory law limits the number of new H-1B petitions that may be approved in a fiscal year. On October 22, 1998, the "American Competitiveness and Workforce Improvement Act" was signed into law. The H-1B annual quota for fiscal year 1999 was increased from 65,000 to 115,000. The quota for fiscal years 2000 and 2001 will be 115,000 and 107,500 respectively. Congress is currently debating proposals to further increase the annual H-1B quota. If we are unable to obtain H-1B visas for our employees in sufficient quantities or at a sufficient rate for a significant period of time, our business, operating results and financial condition could be adversely affected.

Variability of Quarterly Operating Results

The revenues and operating results of many of the iGate Companies are subject to significant variation from quarter to quarter depending on a number of factors, including the timing and number of client projects commenced and completed during the quarter, the number of working days in a quarter, employee hiring, attrition and utilization rates and the mix of time-and-materials projects versus fixed-price projects during the quarter. Certain of the iGate Companies recognize revenues on time-and-materials projects as the services are performed, while revenues on fixed-price projects are recognized using the percentage of completion method. Although fixed-price projects have not contributed significantly to revenues and profitability to date, operating results may be adversely affected in the future by cost overruns on fixed-price projects. Because a high percentage of the expenses of many of the iGate Companies are relatively fixed, variations in revenues may cause significant variations in operating results. Additionally, the iGate Companies periodically incur cost increases due to both the hiring of new employees and strategic investments in infrastructure in anticipation of future opportunities for revenue growth.

Increasing Significance of Non-U.S. Operations and Risks of International Operations

Our international consulting and offshore software development depend greatly upon business, immigration and technology transfer laws in those countries, and upon the continued development of technology infrastructure. There can be no assurance that our international operations will be profitable or support our growth strategy. The risks inherent in our international business activities include:

 .   unexpected changes in regulatory environments;
 .   foreign currency fluctuations;
 .   tariffs and other trade barriers;
 .   difficulties in managing international operations; and
 .   potential foreign tax consequences, including repatriation of earnings and the burden of complying with a wide variety of foreign laws and regulations.

Our failure to manage growth, attract and retain personnel, manage major development efforts, profitably deliver services, or a significant interruption of our ability to transmit data via satellite, could have a material adverse impact on our ability to successfully maintain and develop our international operations and could have a material adverse effect on our business, operating results and financial condition.

Exposure to Regulatory and General Economic Conditions in India

Our Subsidiary Mascot utilizes an offshore software development center based in Bangalore with additional offices in Pune and Chennai, India. Mascot also operates recruiting and training centers in India. The Indian government exerts significant influence over its economy. In the recent past, the Indian government has provided significant tax incentives and relaxed certain regulatory restrictions in order to encourage foreign investment in certain sectors of the economy, including the technology industry. Certain of these benefits that directly affect us include, among others, tax holidays (temporary exemptions from taxation on operating income), liberalized import and export duties and preferential rules on foreign investment and repatriation. To be eligible for certain of these tax benefits, we must continue to meet certain conditions. A failure to meet such conditions in the future could result in the cancellation of the benefits. There can be no assurance that such tax benefits will be continued in the future at their current levels. Changes in the business or regulatory climate of India could have a material adverse effect on our business, operating results and financial condition.

Although wage costs in India are significantly lower than in the U.S. and elsewhere for comparably skilled IT professionals, wages in India are increasing at a faster rate than in the U.S. In the past, India has experienced significant inflation and shortages of foreign exchange, and has been subject to civil unrest and acts of terrorism. Changes in inflation, interest rates, taxation or other social, political, economic or diplomatic developments affecting India in the future could have a material adverse effect on our business, operating results and financial condition.

Intense Competition in the IT Services and eServices Industries

The IT services and eServices industries are highly competitive and served by numerous national, regional and local firms, all of which are either our existing or potential competitors. Primary competitors include participants from a variety of market segments, including "Big Five" accounting firms, systems consulting and implementation firms, applications software firms, service groups of computer equipment companies, general management consulting firms, programming companies and temporary staffing firms. Many of these competitors have substantially greater financial, technical and marketing resources and greater name recognition than we have. There are relatively few barriers to entry into our markets and we may face additional competition from new entrants into our markets. In addition, there is a risk that clients may elect to increase their internal resources to satisfy their applications solutions and eServices needs. Further, the IT services industry is undergoing consolidation, which may result in increasing pressure on margins. These factors may limit our ability to increase prices commensurate with increases in compensation. There can be no assurance that we will compete successfully with existing or new competitors in the IT services and eServices markets.


iGate Companies May Compete with Each Other

iGate Companies may compete with each other for customers, talented employees and strategic relationships. In addition, iGate Capital Corporation may compete with the various iGate Companies for acquisition opportunities in the IT services and eServices industries. Such competition may make it more difficult or costly for iGate Capital Corporation or other iGate Companies to enter into strategic relationships, negotiate acquisitions or conduct business.

Risks Related to Inability to Acquire Additional Businesses

An important component of our strategy for success is our plan to continue to expand our operations through the acquisition of, or investment in, additional businesses and companies. We may be unable to identify businesses that complement our strategy for growth, and even if we succeed in identifying a company with such a business, we may not be able to proceed to acquire the company, its relevant business or an interest in the company for many reasons, including:

 .  a failure to agree on the terms of the acquisition or investment;
 .  incompatibility between iGate Capital and the management of the company which we wish to acquire or in which we wish to invest;
 .  competition from other potential acquirors (including publicly-traded
   Internet companies, venture capital companies and large corporations, many of which have greater financial resources and brand name recognition than we
   do);
 . a lack of capital to make the acquisition or investment; and . the unwillingness of the company to partner with us.

If we are unable to continue acquiring and investing in attractive businesses, our strategy for growth may not succeed.

Risks Related to Completed Acquisitions

There can be no assurance that we will be able to profitably manage additional businesses or successfully integrate any acquired businesses without substantial expenses, delays or other operational or financial problems. Further, acquisitions may involve a number of special risks, including diversion of management's attention, failure to retain key acquired personnel, unanticipated events or circumstances and legal liabilities and amortization of acquired intangible assets, some or all of which could have a material adverse effect on our business, operating results and financial condition. Client satisfaction or performance problems at a single acquired firm could have a material adverse impact on our reputation as a whole. In addition, there can be no assurance that acquired businesses, if any, will achieve anticipated revenues and earnings. Our failure to manage our acquisition strategy successfully could have a material adverse effect on our business, operating results and financial condition.

Risks Associated with Capital Markets

We currently hold, and plan to increase holdings of, significant interests in non-wholly owned companies and joint ventures. While we generally do not anticipate selling such interests, if we were to divest all or part of them, we might not receive maximum value for these positions. With respect to such entities with publicly traded stock, we may be unable to sell our interest at then-quoted market prices. Furthermore, for those entities that do not have publicly traded stock, the realizable value of our interest may ultimately prove to be lower than the carrying value currently reflected in our consolidated financial statements.

Concentration of Revenues; Risk of Termination

We have in the past derived, and may in the future derive, a significant portion of our revenues from a relatively limited number of clients. Our five largest clients represented approximately 22%, 23% and 24% of revenues for the years ended December 31, 1999, 1998 and 1997, respectively. EDS accounted for approximately 11% of our revenues for each of the years ended December 31, 1998 and 1997. Most of our projects are terminable by the client without penalty.
An unanticipated termination of a major project could result in the loss of substantial anticipated revenues and could require us to maintain or terminate a significant number of unassigned IT professionals, resulting in a higher number of unassigned IT professionals and/or significant termination expenses. The loss of any significant client or project could have a material adverse effect on our business, operating results and financial condition.

Rapid Technological Change; Dependence on New Solutions

The IT services and eServices industries are characterized by rapid technological change, evolving industry standards, changing client preferences and new product introductions. Our success will depend in part on our ability to develop IT and eServices solutions that keep pace with industry developments. There can be no assurance that we will be successful in addressing these developments on a timely basis or that, if these developments are addressed, we will be successful in the marketplace. In addition, there can be no assurance that products or technologies developed by others will not render our services noncompetitive or obsolete. Our failure to address these developments could have a material adverse effect on our business, operating results and financial condition.

A significant number of organizations are attempting to migrate business applications from a mainframe environment to advanced technologies. As a result, our ability to remain competitive will be dependent on several factors, including our ability to help existing employees maintain or develop mainframe skills and to train and hire employees with skills in advanced technologies. Our failure to hire, train and retain employees with such skills could have a material adverse impact on our business. Our ability to remain competitive will also be dependent on our ability to design and implement, in a timely and cost-effective manner, effective transition strategies for clients moving from legacy systems to advanced architectures. Our failure to design and implement such transition strategies in a timely and cost-effective manner could have a material adverse effect on our business, operating results and financial condition.

Dependence on Principals

Our success is highly dependent on the efforts and abilities of Sunil Wadhwani and Ashok Trivedi, the Co-Chairman and Chief Executive Officer of iGate Capital Corporation and the Co-Chairman and President of iGate Capital Corporation, respectively. Although Messrs. Wadhwani and Trivedi have entered into employment agreements containing noncompetition, nondisclosure and nonsolicitation covenants, these contracts do not guarantee that they will continue their employment with us or that such covenants will be enforceable. The loss of the services of either of these key executives for any reason could have a material adverse effect on our business, operating results and financial condition.

Risk of Preferred Vendor Contracts

We are party to several "preferred vendor" contracts and we are seeking additional similar contracts in order to obtain new or additional business from large or medium-sized clients. Clients enter into these contracts to reduce the number of vendors and obtain better pricing in return for a potential increase in the volume of business to the preferred vendor. While these contracts are expected to generate higher volumes, they generally result in lower margins. Although we attempt to lower costs to maintain margins, there can be no assurance that we will be able to sustain margins on such contracts. In addition, the failure to be designated a preferred vendor, or the loss of such status, may preclude us from providing services to existing or potential clients, except as a subcontractor, which could have a material adverse effect on our business, operating results and financial condition.

Risks Associated with Intellectual Property Rights

Our success depends in part upon certain methodologies and tools we use in designing, developing and implementing applications systems and other proprietary intellectual property rights. We rely upon a combination of nondisclosure and other contractual arrangements and trade secret, copyright and trademark laws to protect our proprietary rights and the proprietary rights of third parties from whom we license intellectual property. We enter into confidentiality agreements with our employees and limit distribution of proprietary information. There can be no assurance that the steps we take in this regard will be adequate to deter misappropriation of proprietary information or that we will be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights.

Although we believe that our services do not infringe on the intellectual property rights of others and that we have all rights necessary to utilize the intellectual property employed in our business, we are subject to the risk of litigation alleging infringement of third-party intellectual property rights. Any claims, whether or not meritorious, could:

 .  be expensive and time-consuming to defend;
 .  cause significant and material product shipment and installation delays;
 .  divert management's attention and resources; and/or
 . require us to enter into royalty or licensing arrangements, which may not be available on acceptable terms, or may not be available at all.

A successful claim of product infringement against us or our failure or inability to license the infringed or similar technology could have a material adverse effect on our business, financial condition and results of operations.

Fixed-Price Projects

We undertake certain projects billed on a fixed-price basis, which is distinguishable from our principal method of billing on a time-and-materials basis. Failure to complete such projects within budget would expose us to risks associated with cost overruns, which could have a material adverse effect on our business, operating results and financial condition.

Potential Liability to Clients

Many of our engagements involve projects that are critical to the operations of our clients' businesses and provide benefits that may be difficult to quantify. Although we attempt to contractually limit our liability for damages arising from errors, mistakes, omissions or negligent acts in rendering our services, there can be no assurance that our attempts to limit liability will be successful. Our failure or inability to meet a clients' expectations in the performance of our services could result in a material adverse change to the client's operations and therefore could give rise to claims against us or damage our reputation, adversely affecting our business, operating results and financial condition.

ITEM 2.  PROPERTIES

The Company leases 59,372 square feet of office space in the Pittsburgh suburb of Oakdale, Pennsylvania which serves as its corporate headquarters. The Company's senior management, administrative personnel, human resources and sales and marketing functions are housed in this facility. This lease expires on May 31, 2001 and provides for two additional options to extend the lease for consecutive five-year terms.

The Company also leases approximately 25,000 square feet of additional office space located in a Pittsburgh suburb. The lease term for this property expires March 31, 2004. The Company and its affiliates have sales offices in many IT Services markets in the United States and around the world. These locations allow the Company to respond quickly to the needs of its international clients and to recruit qualified IT professionals in these markets.

Mascot Ltd. ("Mascot") currently leases approximately 103,000 square feet in the Indian cities of Pune, Banaglore and Chennai. Mascot utilizes this office space primarily for its offshore operations business and is currently in the process of adding an additional 25,000 square feet to its Pune facility. Portions of the leased office space is owned by the principal shareholders.

ITEM 3.   LEGAL PROCEEDINGS

Neither the Company nor any of its subsidiaries is a party to any litigation that is expected to have a material adverse effect on the Company or its business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of shareholders during the fourth quarter of 1999.

PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

The Common Stock of the Company has been traded on the Nasdaq National Market under the ticker symbol "MAST" from December 17, 1996 to March 6, 2000. On March 7, 2000, the Company changed its ticker symbol to "IGTE". The following table sets forth, for the periods indicated, the range of high and low closing sale prices for iGATE Capital Corporation Common Stock as reported on the Nasdaq National Market. The information provided below has been restated to reflect the two-for-one stock split (record date was close of business on Friday, March 27, 1998).

1999                         High                Low
----                         ----                ---
First Quarter               29  1/8            11  9/16
Second Quarter              21  1/2            11  9/16
Third Quarter               20  5/8            12  3/16
Fourth Quarter              25  1/8            11  3/4

1998
----

First Quarter               29  1/2            15 15/16
Second Quarter              29 29/32           17 13/16
Third Quarter               29  1/8            20  1/4
Fourth Quarter              28  3/4            16  3/8

On February 29, 2000, the Company had 174 registered holders of record of the Common Stock.

The Company intends to retain earnings to fund growth and the operation of its business, and therefore has not declared dividends during 1999 and 1998. Additionally, the Company does not anticipate paying any cash dividends in the foreseeable future. Future cash dividends, if any, will be at the discretion of the Company's Board of Directors and will depend upon, among other things, the Company's future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and such other factors as the Board of Directors may deem relevant. The Company's ability to pay dividends is subject to the satisfaction of certain financial covenants contained in its revolving credit facility with PNC Bank.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                  Year ended December 31
                                                                  ----------------------
                                             1999              1998            1997              1996         1995
                                             ----              ----            ----              ----         ----
Income Statement Data (1):
   Revenues                                 $471,450          $401,371        $247,176         $165,682      $137,201
   Gross Profit                              153,805           130,581          74,902           44,629        39,218
   Special items (2)                           2,316                 -               -                -             -
   Income from operations (3)                 55,985            52,915          26,167           14,176        18,473
   Other (income) expense, net                (2,150)           (3,312)         (1,212)             331           169
   Merger-related expenses (4)                 1,727             3,212               -                -             -
   Income before income taxes                 56,408            53,015          27,379           13,845        18,304
   Provision for income taxes (5)             20,197            20,459          11,231            4,136             -
                                            -------------------------------------------------------------------------
   Net income                               $ 36,211          $ 32,556        $ 16,148         $  9,709      $ 18,304
                                            =========================================================================
   Net income per common
   share, basic                             $   0.72          $   0.65        $   0.35
                                            ==========================================
   Net income per common
   share, diluted                           $   0.71          $   0.64        $   0.34
                                            ==========================================
   Pro forma income taxes (5)                                                                     5,291         7,222
                                                                                               ----------------------
   Pro forma net income (5)                                                                    $  4,418      $ 11,082
                                                                                               ======================
   Pro forma basic and diluted
   income per common share                                                                        $0.11         $0.29

   Weighted average common
   shares outstanding (6)                     50,280            50,100          46,346           40,289        38,130
                                            =========================================================================
   Weighted average common and
   common equivalent shares
   outstanding (6)                            51,510            50,925          46,816           40,295        38,130
                                            =========================================================================

                                                                  Year ended December 31
                                                                  ----------------------
                                             1999              1998            1997              1996         1995
                                             ----              ----            ----              ----         ----
Balance Sheet Data (1):
   Cash and cash equivalents                $ 23,575          $ 35,493        $ 83,152         $ 46,566      $  3,026
   Investments                                74,846            47,153               -                -             -
   Working capital                           158,879           130,111         111,813           49,670        14,068
   Total assets                              277,434           217,458         164,007           90,551        36,143
   Long term debt                             30,000                 -               -                -             -
   Total shareholders' equity                184,162           158,535         120,630           50,691        14,613

(1) Amounts presented above have been restated to reflect the 1999 merger of the Amber Group and the 1998 merger of Quantum which were both accounted for under the pooling-of-interests method.

(2) We incurred $2.3 million of net special charges related to a winding down of an existing relationship with a large integrator client offset by $1.8 million in favorable setlements of outstanding claims that had been reserved. The charges related to the winding down of the relationship consisted of salary, travel and relocation expenses associated with the consultants who had been assigned to the client's various projects.

(3) Income from operations for the year ended December 31, 1996 reflects a non-recurring charge of $875,000 incurred pursuant to an agreement with an executive to pay, as compensation for past services, an amount equal to the value of 109,200 shares of Common Stock at the initial public offering price of $7.50 per share. We have reflected this payment along with the applicable tax withholdings as a non-recurring charge. For the years ended December 31, 1997 and 1998, income from operations reflect non-recurring charges of $518,000 and $258,000, respectively, relating to the amortization of deferred compensation for this same executive.

(4) We incurred merger-related costs related to the acquisition of the Amber Group. We also incurred merger-related costs related to the acquisition of Quantum and charged these costs to expense during the second quarter of 1998.

(5) Our S-corporation status terminated on December 16, 1996 in connection with our initial public offering of Common Stock, thereby subjecting our income to federal and state taxes at the corporate level. Pro forma net income and pro forma net income per share reflect federal and state taxes (assuming an approximate 40% effective tax rate) as if we had been taxed as a C-corporation for 1996 and 1995.

(6)  In the fourth quarter of 1997, we adopted Statement of Financial
     Accounting Standards No. 128, "Earnings per Share." Earnings per share for the pro forma periods were not impacted by the adoption of this Statement. See Note 10 of Notes to Consolidated Financial Statements for information concerning the computation of basic and diluted earnings per common share.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

iGate Capital Corporation, formerly named Mastech Corporation, was incorporated in the Commonwealth of Pennsylvania on November 12, 1996 and, through operating subsidiaries, is a worldwide provider of IT services and eServices to large and medium-sized organizations. From inception and throughout 1999, we conducted the majority of our business through our wholly owned subsidiary Mastech Systems Corporation, a Pennsylvania corporation that was formed in July 1986.

We provide our clients with a single source for a broad range of IT applications solutions and eServices, including: client/server design and development, conversion/migration services, ERP package implementation services, electronic business systems and applications maintenance outsourcing. These services are provided in a variety of computing environments and use leading technologies, including client/server architecture, object oriented programming languages and tools, distributed database management systems and the latest networking and communications technologies.

In March 2000, we announced an internal reorganization in which we changed our name to iGate Capital Corporation and we transferred substantially all of the assets of Mastech Systems Corproation to subsidiary operating companies. We believe that this reorganization will enhance our ability to identify and penetrate emerging IT and eServices markets quickly and effectively. The reorganization represents an initial step in our strategy to significantly expand our portfolio of services through (i) internal creation of new service offerings, (ii) the development of our existing service offerings and (iii) acquisition of, or strategic investment in, new eServices businesses.

Emplifi, eJiva, ENS and iGate Europe earn a substantial portion of their revenues on a time-and-materials basis as services are performed. Mascot earns revenue on a time-and-materials basis and on a percentage-of-completion basis,
based upon a fixed price.   Ex-tra-Net recognizes revenues upon implementation
and client acceptance of an application and through monthly service fees, in accordance with SOP 97-2 Software Revenue Recognition. IRG recognizes revenues based upon services provided as dictated in client contracts. Air2Web is in the startup phase of development.

All historical financial results have been restated to reflect the January 1999 acquisition of Amber Group in a business combination that was accounted for as a pooling of interests.

Results of Operations

The following table sets forth, for the periods indicated, selected statements of operations data as a percentage of revenues:


                                                            Year Ended December 31,
                                                 --------------------------------------------
                                                 1999                1998                1997
                                                 ----                ----                ----
Revenues                                        100.0%              100.0%              100.0%
Cost of revenues                                 67.4                67.5                69.7
                                                -----               -----               -----
Gross profit                                     32.6                32.5                30.3
Selling, general and administrative              18.8                18.3                19.0
Depreciation and amortization                     1.5                 1.0                 0.7
Special items                                     0.5                   -                   -
                                                -----               -----               -----
Income from operations                           11.9                13.2                10.6
Other (income) expense, net                      (0.5)               (0.8)               (0.5)
Merger-related expenses                           0.4                 0.8                   -
                                                -----               -----               -----
Income before income taxes                       12.0                13.2                11.1
                                                -----               -----               -----
Provision for income taxes                        4.3                 5.1                 4.5
                                                -----               -----               -----
Net income                                        7.7%                8.1%                6.5%
                                                =====               =====               =====

Note:  Percentages may not add or calculate due to rounding.

1999 Compared to 1998

Revenues. Our revenues increased 17.5% or $70.1 million to $471.5 million in
--------
1999 from $401.4 million in 1998. Our overall client base increased to over 1,000 during 1999 from approximately 900 in 1998. Solutions division revenues increased $91.6 million while Staffing division revenues decreased by $21.5 million. The increase in the revenues of the Solutions division can be attributed to increased market penetration in the US, Europe and Japan, and the expansion of web based service lines offered. The decrease in the Staffing division reflects the reduction in the Company's business with a large integrator client during 1999. The reduction in revenues in the Staffing division was offset by the acquisition of Direct Resources Limited during 1999 that contributed $10.0 million to revenues.

Gross Profit. Gross profit consists of revenues less cost of revenues. Cost of
------------
revenues consists primarily of salaries and employee benefits for billable IT and eServices professionals and the associated travel and relocation costs of these professionals, as well as the cost of independent contractors. Gross profit increased 17.8% to $153.8 million in 1999 from $130.6 million in 1998. Solutions division gross profit as a percentage of revenues increased to 37.7% in 1999 from 36.0% in 1998. The increase was mainly due to the division's ability to manage business and projects more efficiently. The gross profit for the Staffing division as a percentage of sales decreased to 25.8% in 1999 from 29.8% in 1998. This decrease was primarily due to lower demand for staffing services in the marketplace.

Selling, General and Administrative Expenses.  Selling, general and
----------------------------------------------
administrative expenses increased 20.2%, or $14.8 million, to $88.4 million in 1999 from $73.6 million in 1998. The increase in selling, general, and administrative expenses was indicative of the growth in our worldwide operations and the investment we made in building the necessary infrastructure to implement our global marketing strategies. These costs include the development of additional service offerings in the Solutions division, the expansion of our global recruiting workforce, and the opening of four new international offices. We continue to expand our offshore training and development centers. Selling, general and administrative expenses as a percentage of revenues increased slightly to 18.8% in 1999 from 18.3% in 1998.

Depreciation and Amortization.  Depreciation and amortization increased 73.3%,
------------------------------
or $3.0 million, to $7.1 million in 1999 from $4.1 million in 1998, due to increases in capital expenditures for expansion of our facilities and amortization in connection with acquisitions.

Special Item.  The Company incurred $2.3 million of net special charges related
-------------
to a winding down of an existing relationship with a large integrator client offset by $1.8 million in favorable settlements of outstanding claims that had been reserved. The charges related to the winding down of the relationship consisted of salary, travel and relocation expenses associated with the consultants who had been assigned to the client's various projects.

Other (Income) Expense, Net.  Other income was $2.2 million in 1999 compared to
---------------------------
$3.3 million in 1998. The decrease was a result of $851,000 in interest expense related to a convertible debt instrument issued in 1999 to GE Capital Equity Investments, Inc. ("GE Capital"), in addition to losses incurred by the Company's joint ventures.

Merger-Related Expenses. The Company incurred $1.7 million and $3.2 million of
-----------------------
merger-related costs and expenses in connection with Solutions division acquisitions that occurred during 1999 and 1998, respectively. The expenses were related to employee costs, office closures and legal and accounting in connection with both acquisitions.

Income Taxes.  Provision for income taxes was $20.2 million or an effective tax
------------
rate of 35.8% for the year ended December 31, 1999, as compared to $20.5 million or an effective tax rate 38.5% for the year ended December 31, 1998. The primary factors contributing to the reduction in the effective tax rate included tax-exempt interest income generated by the Company's municipal bond portfolio and the tax holiday for Mascot's operation in India.

1998 Compared to 1997

Revenues.   Our revenues increased 62.4%, or $154.2 million, to $401.4 million
---------
in 1998 from $247.2 million in 1997. Our overall client base grew to over 900 during 1998 from approximately 600 in 1997. The Solutions and Staffing divisions revenues increased $55.4 million and $98.8 million, respectively. The increases in the Solutions and Staffing divisions can be attributed to additional services provided to existing clients and continued market penetration. The acquisition of the Amber Group added revenues of $10.5 million and $6.7 million to the historical revenues reported by the Solutions division in 1998 and 1997, respectively.

Gross Profit. Gross profit increased 74.3% to $130.6 million in 1998 from $75.0
------------
million in 1997. Solutions division gross profit as a percentage of revenues increased to 35.9% in 1998 from 34.0% in 1997. Staffing division gross profit as a percentage of revenues increased to 29.8% in 1998 from 26.5% in 1997. The primary reason for the increase in gross profits as a percentage of revenues was more profitable contracts in both the Solutions and Staffing divisions. The number of IT professionals (including independent contractors) that we used increased to over 4,800 at December 31, 1998 from approximately 3,500 as of December 31, 1997.

Selling, General and Administrative Expenses.   Selling, general and
---------------------------------------------
administrative expenses consist of costs associated with our sales and marketing efforts, executive management, finance and human resource functions, facilities and telecommunication costs and other general overhead expenses. Selling, general and administrative expenses increased 56.4%, or $26.5 million, to $73.6 million in 1998 from $47.1 million in 1997. The increase in selling, general and administrative expenses reflects our continued investment in infrastructure and in the initiatives required to implement our marketing strategies. These costs include the development of additional service offerings, the expansion of our global recruiting capabilities, the opening of additional international offices, the establishment of training centers and the continued expansion of our offshore software development centers. As a percentage of revenues, selling, general and administrative expenses remained relatively consistent at 18.3% and 19.0% for 1998 and 1997, respectively.

Depreciation and Amortization.  Depreciation and amortization increased 143.3%,
------------------------------
or $2.4 million, to $4.1 million in 1998 from $1.7 million in 1997, due to increases in capital expenditures due to expansion and amortization in connection with acquisitions.

Other Income (Expense), Net.   Other income was $3.3 million for 1998 compared
---------------------------
to other income of $1.2 million for 1997. The increase of $2.1 million in other income was the result of increased interest income from higher levels of long-term interest bearing funds.

Merger-Related Expenses.  We incurred $3.2 million of merger-related costs and
------------------------
expenses in connection with the Quantum acquisition during the year ended December 31, 1998.

Income Taxes.   Provision for income taxes was $20.5 million, or an effective
------------
tax rate of 38.5% for the year ended December 31, 1998 compared to $11.2 million, or an effective tax rate of 41% for the year ended December 31, 1997. The primary factors contributing to the reduction in the effective tax rate included a reduction in state income taxes and foreign income taxes, tax-exempt interest income generated by our municipal bond portfolio, and the tax holiday for our Indian operations. These items were offset by the effect of non-deductible one-time acquisition charges.

Liquidity and Capital Resources

We continued to generate sufficient cash flows from operations in 1999 to sustain business growth, while strengthening our net working capital position. At December 31, 1999, we had cash in the amount of $23.6 million and short-term investments of $74.8 million, as compared to cash and short-term investments of $35.4 million and $47.2 million at December 31, 1998. Short-term investments consisted mainly of tax-exempt bonds for the years ended December 31, 1999 and 1998, respectively.

Net cash flows provided by operating activities were $35.2 million at December 31, 1999 as compared to $34.2 million at December 31, 1998. The slight increase in net cash flows from operations was due to an increase in net income and increases in accounts receivable and income taxes.

Our days sales outstanding ("DSO") at December 31, 1999 was 81 days compared to 70 at December 31, 1998. This increase was primarily due to delays caused by integrating our accounting systems with the accounting systems of acquired companies, and slower collections from several of our large clients.

Net cash flows used in investing activities were $67.3 million and $78.9 million at December 31, 1999 and 1998, respectively. We had net purchases of short-term investments of $29.3 million and $47.3 million during the years ended December 31, 1999 and 1998, respectively. During 1999 we reinvested all proceeds related to the issuance of long-term debt.

We use combinations of available cash and portions of our short-term investment portfolios for purchase acquisitions. During 1999, we acquired GRM, Direct Resources and CMI and paid agreed upon contingent consideration related to previous years' acquisitions. During 1998 the Company acquired IMIS and GFS.

The Company entered into two 50% owned joint ventures during the third quarter of 1999. Both of these joint ventures are in the start-up phase of their existence. Cash flows used related to the startup of the joint ventures totaled $1.3 million for the year ended December 31, 1999.

Net cash flows provided by financing activities were $20.1 million at December 31, 1999, compared to net cash flows used by financing activities of $2.7 million at December 31, 1998. This change was mainly due to our issuance of long-term debt to GE Capital, our acquisition of treasury shares, and the exercise of employee stock options.

On July 22, 1999, we completed a private placement of a $30,000,000 Convertible Promissory Note (the "Note") to GE Capital. The entire principal amount of the Note matures on July 22, 2004. The Note accrues interest at the rate of 6.30% per annum, payable semi-annually in arrears on the last day of each July and January. The first interest payment was paid on January 31, 2000. The Note is convertible at any time after July 22, 2003 through its maturity, at the option of the holder, into shares of iGate common stock at an initial conversion price of $21.64 per share in the event that certain performance targets are achieved.

We have a $75.0 million revolving credit facility with PNC Bank, National Association ("the Credit Facility"). The Credit Facility bears an interest rate equal to a base rate which shall be adjusted by a change in the Prime rate or the Federal Funds Effective Rate or at the Company's option, at a rate equal to the sum of the Euro rate plus an applicable Euro-rate margin. The Credit Facility contains certain restrictive covenants and financial ratio requirements, which would limit distributions to shareholders and additional borrowings. There were no borrowings outstanding under this arrangement at December 31, 1999 or December 31, 1998.

We do not believe that inflation had a signifiant impact on our results of operations for the periods presented. On an ongoing basis, we attempt to minimize any effects of inflation on our operating results by controlling operating costs and, whenever possible, seeking to insure that billing rates reflect increases in costs due to inflation.

We believe that we will be able to meet our liquidity and cash needs for the next twelve months through a combination of ash flows from operating activities, cash balances and unused borrowing capacities.

Our functional currency for financial reporting purposes is the US Dollar. We generally invoice our clients and pay expenses in the local currency of the country in which the client is located. Income statement translation gains and losses arising from differences between the functional and local currencies are recognized in the consolidated income statements and have not had a significant impact on the results of operations. Balance sheet gains and losses as a result of fluctuations in foreign currency exchange rates are recognized in shareholders' equity as a component of comprehensive income. We continually evaluate the economic conditions of each country in which it operates and bases its foreign currency accounting policies on those assessments.

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

In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137") delaying the effective date of SFAS 133 for all fiscal quarters of all fiscal years beginning after June 15, 2000. We have not yet quantified the impacts of adopting SFAS
No. 133 on our financial statements. We do not participate to a significant extent in derivative contracts or in contracts that have derivative instruments embedded within them; however, SFAS No. 133 may increase volatility in earnings and other comprehensive income.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On June 30, 1998, the Company entered into a foreign exchange contract with PNC Bank, NA to hedge its foreign exchange exposure on certain intercompany debt. This contract matured at each quarter henceforth and has been extended to mature at March 31, 2000.

The outstanding contract is for the sale by the Company of 7 million Canadian dollars at 1.448 (US $4,834,254). When the contract matures on March 31, 2000, the Company expects to access the foreign exchange markets at the then prevailing exchange rates to purchase 7 million Canadian dollars for delivery to PNC Bank, NA. If the then prevailing exchange rate is lower than 1.448, the Company will record a gain for the difference between the spot rate and 1.448 Conversely, if the spot rate is higher than 1.448, the Company will record a loss equal to that difference. At December 31, 1999, the exchange rate was 1.444.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements and Supplementary Data required by this item are filed as part of this Form 10-K. See Index to Consolidated Financial Statements on page 26 of this Form 10-K.

              MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING

The accompanying consolidated financial statements of iGate Capital Corporation, formerly Mastech Corporation, have been prepared by management, who is responsible for their integrity and objectivity. The statements have been prepared in conformity with generally accepted accounting principles and necessarily include amounts based on management's best estimates and judgments.

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

The Company's consolidated financial statements have been audited by Arthur Andersen LLP, independent public accountants, whose report thereon appears on page 26 of this Form 10-K. As part of its audit of the Company's 1999 financial statements, Arthur Andersen LLP considered the Company's system of internal controls to the extent it deemed necessary to determine the nature, timing and extent of its audit tests. Management has made available to Arthur Andersen LLP the Company's financial records and related data.

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


Sunil Wadhwani
Co-Chairman, Chief Executive Officer and Director

Bruce E. Haney
Managing Director, Chief Financial Officer

March 29, 2000
                          iGATE CAPITAL CORPORATION
                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     Page
                                                                     ----

Report of Independent Public Accountants.........................     27

Consolidated Balance Sheets as of December 31, 1999 and 1998.....     28

Consolidated Statements of Income for the years ended December
  31, 1999, 1998 and 1997........................................     29

Consolidated Statements of Shareholders' Equity for the years
  ended December 31, 1999, 1998 and 1997.........................     30

Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 1998 and 1997...............................     32

Notes to Consolidated Financial Statements.......................     33

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of iGate Capital Corporation:

We have audited the accompanying consolidated balance sheets of iGate Capital Corporation and subsidiaries, formerly Mastech Corporation, (a Pennsylvania Corporation) as of December 31, 1999 and 1998, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of iGate Capital Corporation and subsidiaries, formerly Mastech Corporation, as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


ARTHUR ANDERSEN LLP

Pittsburgh, Pennsylvania
January 27, 2000
Except for Note #15, which is dated March 7, 2000
                           iGATE CAPITAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)

                                                                                              December 31,
                                                                                    -------------------------------
                                                                                      1999                 1998 (1)
                                                                                    --------               --------
ASSETS
Current assets:
     Cash and cash equivalents                                                      $ 23,575               $ 35,493
     Investments                                                                      74,846                 47,153
     Accounts receivable, net of allowance for
        uncollectible accounts of $1,986 and $1,728, respectively                     87,799                 73,313
     Unbilled receivables                                                              6,828                 12,261
     Employee advances and related party advances                                      4,416                  3,572
     Prepaid and other assets                                                          4,665                  2,694
     Prepaid income taxes                                                              6,669                  2,218
     Deferred income taxes                                                             1,676                  2,312
                                                                                    --------               --------
Total current assets                                                                 210,474                179,016
Investments in joint ventures                                                            790                      -
Equipment and leasehold improvements, at cost:
  Equipment                                                                           25,883                 19,513
  Leasehold improvements                                                               4,815                  3,630
                                                                                    --------               --------
                                                                                      30,698                 23,143
  Less-accumulated depreciation                                                      (10,438)                (5,909)
                                                                                    --------               --------
Net equipment and leasehold improvements                                              20,260                 17,234
                                                                                    --------               --------
Intangible assets, net                                                                45,910                 21,208
                                                                                    --------               --------
Total  assets                                                                       $277,434               $217,458
                                                                                    ========               ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                 10,186                  8,523
     Accrued payroll and related costs                                                30,876                 29,367
     Other accrued liabilities                                                        10,167                 10,292
     Deferred revenue                                                                    366                    723
                                                                                    --------               --------
Total current liabilities                                                             51,595                 48,905

     Long-term debt                                                                   30,000                      -
     Other long term liabilities                                                       5,370                  4,563
     Deferred income taxes                                                             6,307                  5,455

Shareholders' equity:
     Preferred Stock, without par value: 20,000,000 shares
         authorized, 1 share and 1 share of  Series A Preferred
         Stock issued and outstanding, respectively                                        -                      -
     Common Stock, par value $0.01 per share:
         100,000,000 shares authorized, 50,506,141 and
         50,236,080 shares issued, respectively                                          505                    502
     Additional paid-in capital                                                      115,722                111,508
     Retained earnings                                                                83,307                 47,096
     Common Stock held in treasury, at cost, 813,500 shares                          (14,095)                     -
     Accumulated other comprehensive income                                           (1,277)                  (571)
                                                                                    --------               --------
          Total shareholders' equity                                                 184,162                158,535
                                                                                    --------               --------
Total liabilities and shareholders' equity                                          $277,434               $217,458
                                                                                    ========               ========

(1)  Restated for pooling of interests transactions as discussed in Note 11.

The accompanying notes are an integral part of these consolidated financial statements.

                           iGATE CAPITAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                 (dollars in thousands, except per share data)


                                                         Year Ended December 31,
                                      --------------------------------------------------------------
                                           1999                 1998 (1)                1997 (1)
                                      ---------------       -----------------       ----------------
Revenues                                    $471,450                $401,371               $247,176
Cost of revenues                             317,645                 270,790                172,274
                                    ----------------      ------------------      -----------------

Gross profit                                 153,805                 130,581                 74,902

Selling, general and administrative           88,413                  73,574                 47,053
Depreciation and amortization                  7,091                   4,092                  1,682
Special items                                  2,316                       -                      -
                                    ----------------      ------------------      -----------------

Income from operations                        55,985                  52,915                 26,167
Other (income) expense, net                   (2,150)                 (3,312)                (1,212)
Merger-related expenses                        1,727                   3,212                      -
                                    ----------------      ------------------      -----------------

Income before income taxes                    56,408                  53,015                 27,379
Provision for income taxes                    20,197                  20,459                 11,231
                                    ----------------      ------------------      -----------------
Net income                                  $ 36,211                $ 32,556               $ 16,148
                                    ================      ==================      =================

Earnings per common share, basic               $0.72                   $0.65               $   0.35
                                    ================      ==================      =================
Earnings per common share, diluted             $0.71                   $0.64               $   0.34
                                    ================      ==================      =================

(1)  Restated for pooling of interests transactions as discussed in Note 11.

The accompanying notes are an integral part of these consolidated financial statements.

                           iGATE CAPITAL CORPORATION
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            (dollars in thousands)

                                                                       Series A  Additional
                                              Common Stock             Preferred   Paid-in   Retained  Deferred
                                             Shares      Par Value       Shares   Par Value  Capital   Earnings   Compensation
                                       ---------------------------------------------------------------------------------------
Balance, December 31, 1996 (1)             46,027,201       $244           -          -     $51,542     $(188)         $(776)
Amortization of deferred
    compensation                                    -          -           -          -           -         -            518
Exercise of stock options,
    includes effect of  tax
    benefit recognized                        257,600          1           -          -       2,814         -              -
Reduction of previously
    authorized S-corporation
    dividend                                        -          -           -          -         162         -              -
Issuance of common stock                    3,600,000         18           -          -      51,246         -              -
Dividends-paid by Quantum                           -          -           -          -           -      (434)             -
Comprehensive income:
  Currency translation
    adjustment                                      -          -           -          -           -         -              -
  Net income                                        -          -           -          -           -    16,148              -
                                       -------------------------------------------------------------------------------------
Balance, December 31, 1997 (1)             49,884,801        263           -          -     105,764    15,526           (258)
Amortization of deferred
    compensation                                    -          -           -          -           -         -            258
Exercise of stock options,
    includes effect of  tax
    benefit recognized                        351,279          2           -          -       5,482         -              -
Two-for-one stock split
    effected in the form of a
    stock dividend paid on
    April 10, 1998                                  -        237           -          -           -      (237)             -
Issuance of preferred stock                         -          -           1          -           -         -              -
Non-cash merger costs                               -          -           -          -         262         -              -
Dividends-paid by Quantum                           -          -           -          -           -      (749)             -
Comprehensive income:
  Net unrealized gain
    on investments                                  -          -           -          -           -         -              -
  Currency translation
    adjustment                                      -          -           -          -           -         -              -
  Net income                                        -          -           -          -           -    32,556              -
                                       -------------------------------------------------------------------------------------
Balance, December 31, 1998 (1)             50,236,080        502           1          -     111,508    47,096              -
Exercise of stock options,
    includes effect of  tax
    benefit recognized                        270,061          3           -          -       4,214         -              -
Purchase of treasury shares                         -          -           -          -           -         -
Comprehensive income:
  Net unrealized loss
    on investments                                  -          -           -          -           -         -              -
Currency translation
    adjustment                                      -          -           -          -           -         -              -
  Net income                                        -          -           -          -           -    36,211              -

                                       -------------------------------------------------------------------------------------
Balance, December 31, 1999                 50,506,141       $505           1          -    $115,722   $83,307          $   -
                                       =====================================================================================

                                                            Other        Total
                                        Treasury       Comprehensive  Shareholders'   Comprehensive
                                         Shares            Income        Equity          Income
                                        -----------------------------------------------------------
Balance, December 31, 1996 (1)                             $(111)        $50,711
Amortization of deferred
    compensation                                               -             518
Exercise of stock options,                                                     -
    includes effect of  tax
    benefit recognized                                         -           2,815
Reduction of previously
    authorized S-corporation
    dividend                                                   -             162
Issuance of common stock                                       -          51,264
Dividends-paid by Quantum                                      -            (434)
Comprehensive income:
  Currency translation
    adjustment                                              (554)           (554)        $  (554)
  Net income                                                   -          16,148          16,148
                                                                                ----------------
                                                                                         $15,594
                                       -----------------------------------------================
Balance, December 31, 1997 (1)                 -            (665)        120,630
Amortization of deferred
    compensation                                               -             258
Exercise of stock options,
    includes effect of  tax
    benefit recognized                                         -           5,484
Two-for-one stock split
    effected in the form of a
    stock dividend paid on
    April 10, 1998                                             -               -
Issuance of preferred stock                                    -               -
Non-cash merger costs                                          -             262
Dividends-paid by Quantum                                      -            (749)
Comprehensive income:
  Net unrealized gain
    on investments                                           368             368         $   368
                                                                                  --------------
  Currency translation
    adjustment                                              (274)           (274)           (274)
  Net income                                                   -          32,556          32,556
                                                                                  --------------
                                                                                         $32,650
                                       -------------------------------------------==============

Balance, December 31, 1998 (1)                 -            (571)        158,535
Exercise of stock options,
    includes effect of  tax
    benefit recognized                         -               -           4,217
Purchase of treasury shares              (14,095)              -         (14,095)
Comprehensive income:
  Net unrealized loss
    on investments                             -            (807)           (807)        $  (807)
Currency translation
    adjustment                                 -             101             101             101
  Net income                                   -               -          36,211          36,211
                                                                                  --------------
                                                                                         $35,505
                                       -----------------------------------------================
Balance, December 31, 1999              $(14,095)        $(1,277)       $184,162
                                       =========================================

(1)  Restated for pooling of interests transactions as discussed in Note 11.

The accompanying notes are an integral part of these consolidated financial statements.

                           iGATE CAPITAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (dollars in thousands)

                                                                        Year Ended December 31,
                                                                        -----------------------
                                                                1999            1998(1)         1997(1)
                                                                ----            ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
Operations:
  Net income                                                  $ 36,211        $ 32,556        $ 16,148
  Adjustments to reconcile net income to cash
   provided by operations:
    Depreciation and amortization                                7,091           4,092           1,682
    Allowance for uncollectible accounts                           259             513             540
    Deferred income taxes, net                                  (2,864)          3,160          (2,061)
    Non-cash merger costs, net                                       -             262               -
    Equity loss in joint ventures                                  520               -               -
    Amortization of deferred compensation                            -             258             518
    Amortization of bond premium                                   819             534               -
  Working capital items:
    Accounts receivable and unbilled receivables                (1,160)        (16,446)        (30,998)
    Employee and related party advances                           (843)           (994)            694
    Prepaid and other assets                                    (1,831)           (967)           (593)
    Accounts payable                                            (1,140)          2,387             331
    Accrued and other current liabilities                       (1,883)          8,813          10,690
                                                               -------        --------        --------
      Net cash flows provided (used by) operating activities    35,179          34,168          (3,049)
                                                               -------        --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to equipment and leasehold improvements, net        (6,907)        (11,594)         (6,375)
  Purchases of investments                                     (96,799)        (74,965)              -
  Sales of investments                                          67,480          27,646               -
  Acquisitions, net of cash acquired                           (24,815)        (19,218)         (2,154)
  Contingent consideration                                      (4,969)           (749)         (6,772)
  Other investments                                             (1,310)              -               -
                                                               -------        --------        --------
      Net cash flows used by investing activities              (67,320)        (78,880)        (15,301)
                                                               -------        --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of long-term debt                                    30,000               -               -
  Net payments under credit facilities                         (32,000)         (8,157)
  Net borrowings under credit facilities                        32,000                           1,167
  Acquisition of treasury shares                               (14,095)                              -
  Proceeds from issuance of common stock                             3               -          51,284
  Net proceeds from exercise of stock options                    4,214           5,484           2,815
                                                               -------        --------        --------
      Net cash flows provided (used by) financing activities    20,122          (2,673)         55,266
                                                               -------        --------        --------
Effect of currency translation                                     101            (274)           (554)
                                                               -------        --------        --------
Net change in cash and cash equivalents                        (11,918)        (47,659)         36,362
Cash and cash equivalents, beginning of period                  35,493          83,152          46,790
                                                               -------        --------        --------
Cash and cash equivalents, end of period                       $23,575        $ 35,493        $ 83,152
                                                               =======        ========        ========
NON-CASH INVESTING AND FINANCING ACTIVITIES
  Unrealized gain on investments                               $  (807)       $    368        $      _
                                                               =======        ========        ========
SUPPLEMENTAL DISCLOSURE
  Cash payments for interest                                   $     7        $    300        $    757
                                                               =======        ========        ========
  Cash payments for income taxes                               $19,300        $ 16,148        $  9,170
                                                               =======        ========        ========

(1) Restated for pooling of interests transaction discussed in Note 11.

The accompanying notes are an integral part of these consolidated financial statements.

                           iGATE CAPITAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

The accompanying Consolidated Financial Statements reflect the consistent application of the following significant accounting policies:

(a)  Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

(b)  Cash and Cash Equivalents

Cash and Cash Equivalents are defined as cash and short-term investments with maturities of three months or less when purchased.

(c)  Investments

The Company's short-term investments are classified as available-for-sale as defined by Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). These investments consist of investment grade municipal bonds and are stated at estimated fair value based upon market quotes.


(d)  Disclosures about Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that fair value:

Cash-The carrying amount approximates market value.

Long-term debt-It is not practicable to estimate the fair value of the Convertible Promissory Note of the Company. The notes is reflected at its outstanding face value, excluding unpaid accrued interest at an interest rate of 6.3% per annum.

Foreign Exchange Contracts-The fair value is estimated based upon quoted market prices for the same or similar issues or on the current rates offered to the Company.

(e)  Accounts Receivable

The Company extends credit to clients based upon management's assessment of their creditworthiness. Substantially all of the Company's revenues (and the resulting accounts receivable) are from large companies, major systems integrators and governmental agencies.

Unbilled receivables represent amounts recognized as revenues for the periods presented based on services performed in terms of client contracts that will be invoiced in subsequent periods.

(f)   Joint ventures

The Company has entered into certain joint venture agreements, which are accounted for using the equity method of accounting. All joint ventures were in the start up phase of existence during the year.


(g)  Goodwill and Intangible Assets

Intangible assets, which include the excess of purchase price and related costs over the value of the net assets acquired, are amortized using the straight-line method over periods ranging from five to thirty years. The Company assesses the recoverability of goodwill by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows. The Company believes that the carrying amount of these intangible assets will be realizable over their respective amortization periods. Amortization expense for 1999 and 1998 was approximately $1.3 million and $250,000, respectively.


(h)   Equipment and Leasehold Improvements

The Company provides for depreciation using the straight-line method in amounts which allocate the costs of equipment over their estimated useful lives of three to seven years, and leasehold improvements over the shorter of the life of the improvement or of the underlying lease term.

(i)    Income Taxes

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

(j)   Hedging

The Company selectively uses foreign exchange contracts to hedge foreign exchange exposure on certain intercompany debt. Gains and losses on the foreign exchange contracts are recognized in Shareholders' Equity as Currency Translation Adjustments. Such gains and losses are essentially offset in Currency Translation Adjustment by gains or losses on translation of the related debt.

(k)  Currency Translation Adjustment

The financial statements of foreign subsidiaries are translated using the exchange rate in effect at year-end for balance sheet accounts and the average exchange rate in effect during the year for revenue and expense accounts.

The Company's functional currency for financial reporting purposes is the US Dollar. The Company generally invoices its clients and pays expenses in the local currency of the country in which the client is located. Income statement translation gains and losses arising from differences between the functional and local currencies are recognized in the consolidated income statements and have not had a significant impact on the results of operations. Balance sheet gains and losses as a result of fluctuations in foreign currency exchange rates are recognized in shareholders' equity as a component of comprehensive income. The Company continually evaluates the economic conditions of each country in which it operates and bases its foreign currency accounting policies on those assessments.

iGate Capital Management has loans outstanding from Mascot Systems which have been eliminated in the accompanying consolidated balance sheets as of December 31, 1999 and 1998. The terms of the loans provide for the scheduled repayment of principal and accrued interest in fiscal years 2001 through 2005. However, the Company considers these loans permanently reinvested, and therefore has recorded the related foreign transaction gains and losses in the currency translation adjustment as of December 31, 1999.

(l)  Revenue Recognition

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

(m)  Use of Estimates in the Preparation of Financial Statements

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

(n)  Reclassifications and Restatements

Certain reclassifications have been made to the Company's 1998 and 1997 financial statements to conform to current year presentation. All historical financial statements have been restated for all pooling of interests transactions.

(o)  Recently Issued Accounting Standards

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

In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137") delaying the effective date of SFAS 133 for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company has not yet quantified the impacts of adopting SFAS No. 133 on its financial statements. The Company does not significantly participate in derivative contracts or participate in contracts with derivative instruments embedded in other contracts; however, the statement may increase volatility in earnings and other comprehensive income.

2.  Investments

The following is a summary of available-for-sale securities:

                                                             December 31, 1999
--------------------------------------------------------------------------------------------------------------
                                                   Gross Unrealized     Gross Unrealized      Estimated Fair
                               Amortized Cost            Gains               Losses               Value
--------------------------------------------------------------------------------------------------------------
Investment Grade
 Municipal Bonds                     $75,285,000              $24,000             $463,000         $74,846,000
==============================================================================================================

                                                             December 31, 1998
--------------------------------------------------------------------------------------------------------------
                                                   Gross Unrealized     Gross Unrealized      Estimated Fair
                               Amortized Cost            Gains               Losses               Value
--------------------------------------------------------------------------------------------------------------
Investment Grade
 Municipal Bonds                     $46,785,000             $380,000              $12,000         $47,153,000
==============================================================================================================

The amortized cost and fair value of debt and equity securities (as determined by national exchanges) by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.


                           December 31, 1999   December 31, 1998
----------------------------------------------------------------
Available-for-sale                $74,846,000        $47,153,000
----------------------------------------------------------------
Due in one year or less           $18,529,000        $28,271,000
----------------------------------------------------------------
Due after one year
 through three years              $11,784,000        $18,882,000

----------------------------------------------------------------
Due after three years             $44,533,000                  -
================================================================

3.  Merger-related Expense

As a result of the merger of Amber, several employees ranging from senior management to supporting staff have been separated from the Company as of December 31, 1999. The Company incurred costs totaling $1.7 million or $.02 per diluted share for employee severance, professional fees and office closures. Approximately $360,000 remains reserved for office closures expected to occur in mid-year 2000.

In 1998, the Company merged with Quantum Group and incurred $3.2 million of costs or $.04 per diluted share, related to employee severance, professional fees and office closures.

4.  Hedging Activities

The Company selectively uses foreign exchange contracts to hedge foreign exchange exposure on certain intercompany debt. At December 31, 1999, the Company held one foreign exchange contract, which was the far end of a Canadian dollar swap, which matures on March 31, 2000. The outstanding contract is for the sale by the Company of 7 million Canadian dollars at 1.448 (US $4,834,254).

The effect on operations related to hedging activities was less than $100,000 for 1999.

5. Income taxes

The components of the provision (benefit) for income taxes for the years ended December 31, 1999, 1998 and 1997 are as follows;

                                                    December 31,
                                            ---------------------------
                                             1999      1998       1997
                                            -------   -------   -------
Current provision:
  Federal                                   $15,330   $13,806   $ 9,312
  State                                       2,454     1,869     1,577
  Foreign                                     2,225     2,236     1,251
                                            -------   -------   -------
    Total current provision                  20,009    17,911    12,140

Deferred provision (credit):
  Federal                                       150     2,057      (700)
  State                                          38       491      (155)
  Foreign                                         -         -       (54)
                                            -------   -------   -------
       Total deferred provision (credit)        188     2,548      (909)
                                            -------   -------   -------
Total provision for income taxes            $20,197   $20,459   $11,231
                                            =======   =======   =======

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes for the year ended December 31, 1999 and 1998 follows:

                                  December 31, 1999        December 31, 1998
                                  ------------------       -----------------
                                            (dollars in thousands)
Income taxes computed at the
  federal statutory rate            $19,734     35.0%      $18,862      35.0%
State income taxes, net of
  federal benefit                   $ 1,437      2.5         1,534       2.8
Other, net                             (974)    (1.7)           63       0.7
                                    -------     ----        ------      ----
Provision for income taxes          $20,197     35.8%      $20,459      38.5%
                                    =======     ====       =======      ====


The components of the deferred tax assets and liabilities are as follows:

                                              1999        1998
                                          -----------   ---------
                                          (dollars in thousands)
Deferred tax assets
  Allowance for doubtful accounts
    and employee advances                   $  (295)    $  (356)
  Accrued vacation                           (1,133)     (1,088)
  Foreign tax credit carryforward                 -         (31)
  Reserve for contract costs                      -        (653)
  Reserve for Canadian employment taxes        (943)       (915)
  Accrued pension costs                           -        (187)
  Other                                        (605)       (660)
                                            -------     -------
                                            $(2,976)    $(3,890)
                                            =======     =======
Deferred tax liabilities
  S-corporation deferred revenue                  -     $ 1,200
  Compensation for IMIS employees             3,260       3,372
  Section 481(a) adjustments                    455         381
  Other                                       3,892       2,080
                                            -------     -------
                                            $ 7,607     $ 7,033
                                            =======     =======

Total deferred tax liability                $(1,676)    $(2,312)
Net current (asset) liability                 6,307       5,455
                                            -------     -------
Net long-term liability                     $ 4,631     $ 3,143
                                            =======     =======

6.  Revolving Credit Facility

Effective December 3, 1998, the Company has a $75.0 million revolving credit facility ("the Credit Facility") with PNC Bank, National Association. This Credit Facility bears an interest rate equal to a base rate which shall be adjusted by a change in the Prime rate or the Federal Funds Effective Rate or at the Company's option, at a rate equal to the sum of the Euro-rate plus an applicable Euro-rate margin. The Credit Facility contains certain restrictive covenants and financial ratio requirements, which limits distributions to shareholders and additional borrowings. At December 31, 1999 and 1998, there were no borrowings outstanding under this arrangement. The weighted average outstanding balance was approximately $634,000 and $161,000, with maximum borrowings of $9.5 million and $4.0 million at December 31, 1999 and 1998, respectively. The weighted average interest rates were approximately 8.4% and 8.5% at December 31, 1999 and 1998, respectively.

During the first quarter of 1998, Mascot Systems had aggregate borrowings of approximately $1.7 million outstanding under revolving credit agreements with ICICI Banking Corporation Limited and IndusInd Bank Limited, both of India. Interest rates charged on these borrowings range from 18.75% to 19.25% per year. These borrowings were repaid in full by the Company in May 1998.

As of December 31, 1997, the Company assumed $6.9 million of borrowings outstanding under a revolving credit agreement with the Bank of Montreal related to the Quantum acquisition. This amount was repaid in full as of June 30, 1998.

7.  Commitments and Contingencies

The Company rents certain office facilities and equipment under noncancelable operating leases, which provide for the following future minimum rental payments as of December 31, 1999:

          Period ending                          Amount
           December 31,                 (dollars in thousands)
          -------------                 ----------------------
               2000                               $7,966
               2001                               $6,621
               2002                               $5,127
               2003                               $3,283
               2004                               $1,285
            Thereafter                            $5,134

Rental expense was approximately $5,082,000, $3,436,000 and $2,045,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

The Company has employment agreements with its controlling shareholders and certain of its executive officers which provide generally for specified minimum salaries and bonuses based upon the Company's performance.

The terms of certain of the Company's acquisition agreements provide for additional consideration to be paid if the acquired entity's results of operations exceed certain targeted levels. Such additional consideration is to be paid in cash, and is recorded as contingent consideration.

On July 22, 1999, iGate completed a private placement of a $30,000,000 Convertible Promissory Note (the "Note") with GE Capital Equity Investments, Inc. ("GE Capital"). The Note can be converted by the shareholder at any time from July 22, 2003 through its maturity date of July 22, 2004, into shares of iGate common stock at an initial conversion price of $21.64 per share provided certain performance targets are achieved. The Note accrues interest at the rate of 6.30% per annum, payable semi-annually in arrears on the last day of each July and January. The initial payment was made on January 31, 2000. Interest expense on the Note was approximately $851,000 as of December 31, 1999.

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

In December 1999, the Company settled certain outstanding claims that had been
reserved.   As a result of these favorable settlements, the Company recognized income of approximately $1.8 million or $.02 per diluted share.

8.  Employee Benefit Plan

The Company has an employee retirement savings plan under Section 401(k) of the Internal Revenue Code (the "Plan") that covers substantially all employees with at least six months of service. Eligible employees may contribute up to the lesser of 15% of eligible compensation or $10,000, as defined by 1999 Internal Revenue Service ("IRS") guidelines. The Company did not make a contribution to the Plan in 1999 or 1998.

Effective January 1, 2000, the Company amended its Plan to include a matching contribution of up to 4% of employee's eligible compensation. The amount of the contribution is dependent upon the employee's level of participation and vests immediately.

9.  Stock Based Compensation

During 1999, the Company adopted the Second Amended and Restated 1996 Stock Incentive Plan (the "Amended Plan"). This plan replaced the 1996 Stock Incentive Plan ("the 1996 Plan"). The Amended Plan, which provides that up to 15% of the number of outstanding common shares of the Company on each December 31 beginning on December 31, 1998 shall be available for issuance to directors, executive management and key personnel. At December 31, 1999, there were 1,721,136 shares of Common Stock available for issuance under the Amended Plan. The Company accounts for the Amended Plan under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Had compensation costs for the Amended Plan been determined consistent with Statements of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), net income and diluted earnings per share for the year ended December 31, 1999 would have been reduced by $6.9 million or $0.13 per share. For the year ended December 31, 1998, net income and diluted earnings per share would have been reduced by $3.5 million, or $0.07 per share. For the year ended December 31, 1997, net income and diluted earnings per share would have been reduced by $1.3 million, or $0.03 per share.

During 1999, 1998 and 1997, options covering a total of 2,627,840 shares, 1,703,873 shares and 820,100 shares, respectively, of Common Stock were granted under the Amended Plan. Options generally expire ten years from the date of grant or earlier if an option holder ceases to be employed or associated by the Company for any reason. A summary of stock options is presented below:

                                                            Weighted Average
                                               Options        Exercise Price
                                          -----------------------------------
1999
-----------------------------------------------------------------------------
Options outstanding, beginning of period       3,156,996             $14.25
Granted                                        2,627,840             $19.47
Exercised                                        270,061             $ 8.76
Lapsed and forfeited                             743,690             $11.06
                                          --------------
Options outstanding, end of period             4,771,085             $14.25
                                          ==============
Options exercisable, end of period             1,162,752             $ 9.11
                                          ==============
Available for future grant                     1,721,136
                                          ==============

Stock options outstanding at December 31,

                  Options Outstanding                                                           Options Exercisable
----------------------------------------------------------------------------------  ------------------------------------------
                                           Weighted Average
    Range of                              Remaining Contractual   Weighted Average                           Weighted Average
 Exercise Price          Options              Life (Years)         Exercise Price          Options           Exercise Price
----------------------------------------------------------------------------------  ------------------------------------------
         $7.50            898,701                   6.96                6.96                 496,366              $ 7.50
    8.06-11.75            697,900                   8.82                9.79                 130,900              $12.67
  11.935-13.00            561,856                   9.44                7.92                   3,333              $15.08
 13.063-15.625            573,964                   9.52                9.58                  44,832              $16.06
  15.875-17.00            481,066                   8.17                8.41                 180,963              $18.54
 17.125-18.907            478,190                   8.83                8.81                  85,368              $21.63
 19.188-22.125            543,083                   8.78                9.12                 181,386              $25.31
 22.875-28.125            368,125                   9.02                9.00                  33,779              $28.63
 28.625-28.625            167,200                   9.00                8.30                   5,325              $29.19
 29.188-29.188              1,000                   8.30                8.30                     500              $29.19
----------------------------------------------------------------------------------  ------------------------------------------
$7.500-$29.188          4,771,085                   8.58               $8.04               1,162,752              $15.17
+=================================================================================  ==========================================

                                                           Stock Option
                  Summary of Stock Options                     Price

Weighted average fair value of options granted during 1999     $17.81
                                                               ======

*The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                       1999
                                                                    -------
Risk free interest rate........................................        6.5%
Expected dividend yield........................................        0.0%
Expected life of options.......................................     5 years
Expected volatility rate.......................................       73.9%

10.  Earnings per Share

The Company reports earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which requires the disclosure of Basic and Diluted Earnings per Share ("EPS"). Basic EPS is calculated using net income divided by the weighted average shares outstanding during the year. Diluted EPS is similar to Basic EPS, except that the weighted average shares outstanding includes the number of additional shares that would have been outstanding if the dilutive potential shares, such as options and convertible shares, had been issued. The Company uses the treasury stock method to calculate dilutive shares outstanding.


(in thousands, expect per share data)                              Year Ended December 31,
                                                       1999                 1998(1)             1997(1)
                                                   -------------        -------------        -------------
Basic earnings per share:
Net income                                               $36,211              $32,556              $16,148
                                                 ===============      ===============      ===============
Divided by:
     Weighted average common shares                       50,280               50,100               46,346
                                                 ===============      ===============      ===============
Basic earnings per share                                 $  0.72              $  0.65              $  0.35
                                                 ===============      ===============      ===============
Diluted earnings per share:
Net income                                               $36,211              $32,556              $16,148
Convertible debt expense, net of tax (2)                     542                    -                    -
                                                 ---------------      ---------------      ---------------
Net income                                               $36,753              $32,556              $16,148
                                                 ===============      ===============      ===============
Divided by the sum of:
     Weighted average common shares                       50,280               50,100               46,346
     Dilutive effect of convertible                          619                    -
      securities
     Dilutive effect of common stock equivalents             611                  825                  470
                                                 ---------------      ---------------      ---------------
     Diluted average common shares                        51,510               50,925               46,816
                                                 ===============      ===============      ===============
Diluted earnings per share                               $  0.71              $  0.64              $  0.34
                                                 ===============      ===============      ===============

(1) Restated for pooling of interests transactions as discussed in Note 11.

(2) Convertible debt expense relates to GE Convertible Debenture Agreement as discussed in Note 7.

11.  Business Acquisitions

The following is a discussion of the Company's acquisitions accounted for as purchases. Operating results for each of the respective acquisitions have been included in the Company's operations since the date of acquisition. Pro forma disclosure regarding these purchase acquisitions have not been provided because they are not material to the operations of the Company. On October 16, 1999, the Company acquired Chen & McGinley, Inc. ("CMI") based in San Francisco, CA. On January 29, 1999, the Company acquired Global Resource Management ("GRM"), located in Jacksonville, Florida. On January 9, 1999, the Company acquired Direct Resources Scotland Limited ("Direct Resources"), of Edinburgh, Scotland.

The excess of purchase price over the fair value of net assets acquired will be recorded as goodwill and will be amortized over a thirty-year life using the straight-line method. Future payments for each acquisition will be made based upon an agreed upon calculation for the years ending 2000 and 1999. A payment of $1.4 million was made during the third quarter of 1999. The aggregate amount of these payments related to these independent agreements will not exceed $15.9 million.

On October 26, 1998, the Company acquired International MIS, Inc. ("IMIS"), located in San Francisco, California. On July 1, 1998, the Company acquired MC Computer Services Pty Limited ("MCCS") of Canberra, Australia. As part of these two independent agreements, an agreed upon amount was recorded as a long-term liability which represents the unpaid purchase price related to these acquisitions. Additionally, goodwill has been recorded for these two purchases and will be adjusted based upon the finalization of the fair value studies of
assets acquired and may be adjusted based upon future payments.   Any such
adjustments will not materially affect the overall financial position or results of operations of the Company. Future payments will be made based upon an agreed upon calculation for the years ending 2000 and 2001. Future payments will not exceed $8.0 million under the terms of one agreement.

From June 1, 1998 to March 31, 1999, the Company consummated the following business combinations accounted for as pooling of interests:

On January 4, 1999 the Company acquired all the issued and outstanding stock of the Amber Group ("Amber") in exchange for 1,095,001 of the Company's common stock. The revenues related to Amber were $10.5 million as of December 31, 1998. The Company's consolidated financial statements have been restated to include results for Amber for all periods presented. In connection with the merger, the Company incurred approximately $1.7 million of merger related costs which were expensed in the first quarter of 1999.

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

12.  Segment Reporting

In accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), the Company has two reportable operating segments, which have been defined by management based primarily on the scope of services offered by each segment.

In the fourth quarter of 1999, we began to manage our business and strategic objectives in new ways. Our new approach, which was the impetus for the internal reorganization described above, led us to revise our reportable operating segments. Previously we had three reportable segments: U.S. Clients Services; High Value Services; and International Client Services. Our new segments are "Staffing" and "Solutions." Our Staffing segment corresponds to the segment that used to be called U.S. Client Services, with the addition of relevant portions of the former International Client Services segment. Our Solutions segment corresponds to the segment that used to be called High Value Services, with the addition of relevant portions of the former International Client Services segment.

The Solutions division develops, manages and staffs IT and eServices projects
for its customers.   The Solutions division employs highly trained and skilled
IT professionals trained in ERP implementation, network services, eCommerce consulting, data mining and warehousing, with additional focuses on web design and integration with vendors and customers. The majority of Solutions projects are coordinated by project managers who work directly with end user clients to develop IT and eServices projects to meet client needs. The Solutions division benefits from affiliations with a number of software companies, ranging from ERP to supply-chain and customer-interaction vendors, and from Mascot's offshore software development centers, which are connected via secure, high speed satellite links to the Company's headquarters and directly to the client sites.

The Staffing division provides the services of IT professionals to assist in the completion of client-managed projects. All professionals within the Staffing division take direction by the clients for the duration of each project, and do not undertake to manage projects. The Staffing division focuses on developing national and global relationships with major system integrators and assists these integrators in meeting their customers' needs by providing technical expertise and complimentary capabilities.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates segment performance based upon profit or loss from operations. The Company does not allocate income taxes, other income or expense and non-recurring charges to segments. In addition, the Company accounts for inter-segment sales and transfer at current market prices.

Revenues by geographic area consisted of the following:

                                Year Ended
                               December 31,
                            -----------------
REVENUES                          1999                 1998                1997
                            -----------------     ---------------     --------------
United States                    $338,150            $294,069           $182,092
Canada                             41,456              49,489             47,830
Europe                             35,607              26,126              8,898
Pacific Rim                        56,237              31,687              8,356
                             ----------------     ---------------     --------------
Total Sales                      $471,450            $401,371           $247,176
                             ================     ===============     ==============


TOTAL ASSETS                 December 31,
                          ---------------
                                1999               1998
                          ---------------     --------------
United States                 $208,821           $169,953
Canada                          12,870             16,158
Europe                          20,050             13,836
Pacific Rim                     35,693             17,511
                          ---------------     --------------
Total Assets                  $277,434           $217,458
                          ===============     ==============


(dollars in thousands)
                                                                                      Corporate
1999                                     Staffing           Solutions               Activities(1)               Total
----------------------------------    -------------    -----------------    ------------------------       -------------
Revenues                                   $200,396             $271,054                    $      -            $471,450
Special items (3)                                 -                    -                       2,316               2,316
Income from operations                       33,142               50,925                     (25,766)             58,301
Other (income) expense                            -                    -                      (2,150)             (2,150)
Merger-related expenses                           -                    -                       1,727               1,727
Provision for income taxes                        -                    -                      20,197              20,197
                                                                                                           -------------
Net income                                                                                                      $ 36,211
                                                                                                           =============

                                                                                    Corporate
1998                                     Staffing           Solutions             Activities(1)                 Total
----------------------------------    -------------    -----------------    ------------------------       -------------
Revenues (2)                               $221,901             $179,470                    $      -            $401,371
Income from operations                       42,163               35,010                     (24,258)             52,915
Other (income) expense                            -                    -                      (3,312)             (3,312)
Merger-related expenses                                                                        3,212               3,212
Provision for income taxes                        -                    -                      20,459              20,459
                                                                                                           -------------
Net income                                                                                                      $ 32,556
                                                                                                           =============

                                                                                    Corporate
1997                                     Staffing           Solutions             Activities(1)                 Total
----------------------------------    -------------    -----------------    ------------------------       -------------
Revenues (2)                               $123,145             $124,031                    $      -            $247,176
Income from operations                       17,492               24,908                     (16,233)             26,167
Other (income) expense                            -                    -                      (1,212)             (1,212)
Provision for income taxes                        -                    -                      11,231              11,231
                                                                                                           -------------
Net income                                                                                                      $ 16,148
                                                                                                           =============

(1) Corporate activities include general corporate expenses, eliminations of intersegment transactions, interest income and expense, income or loss from joint ventures, and other unallocated charges. The Company evaluates segments based on income from operations. Since certain administrative and other operating expenses have not been allocated to the business segments, this basis is not necessarily a measure computed in accordance with generally accepted accounting principles and it may not be comparable to other companies. Additionally, the Company does not allocate assets and capital additions to the business segments.

(2) A single customer, included in Staffing accounted for approximately 11% and 11% of the Company's revenues for the years ended December 31, 1998 and 1997, respectively.

(3)  Special items are considered a part of operating items.

13.  Quarterly Financial Information

The following table sets forth certain unaudited financial information for each of the quarters indicated below and, in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, if necessary for a fair presentation thereof. All information has been restated for pooling of interests business combinations through December 31, 1999.

                                                               Three Months Ended
                                    ----------------------------------------------------------------------
                                          Mar. 31,          Jun. 30,         Sept. 30,         Dec. 31,
                                    ----------------------------------------------------------------------
                                               (dollars in thousands, except per share data)
1999
       Revenues                                $121,377         $124,514         $117,173         $108,386
       Gross profit                              39,815           41,405           39,399           33,186
       Special items                                  -                -            3,528           (1,212)
       Income from operations                    17,194           18,442           11,476            8,873
       Merger related expenses                    1,727                -                -                -
       Income before income
        taxes                                    16,009           19,236           11,941            9,222
                                    ----------------------------------------------------------------------
       Net income                              $ 10,104         $ 12,503         $  7,609         $  5,995
                                    ======================================================================
       Net income per common
        share, basic                           $   0.20         $   0.25         $   0.15         $   0.11
                                    ======================================================================
       Net income per commmon
        share, diluted                         $   0.20         $   0.25         $   0.15         $   0.11
                                    ======================================================================
                                                                  Three Months Ended
                                    ----------------------------------------------------------------------
                                               Mar. 31,         Jun. 30,         Sept. 30,        Dec. 31,
                                    ----------------------------------------------------------------------
                                                (dollars in thousands, except per share data)
1998 (1)
       Revenues                                $ 83,749         $ 95,195         $106,498         $115,929
       Gross profit                              26,867           31,458           35,235           37,021
       Income from operations                    10,980           12,963           14,828           14,144
       Merger related expenses                                     3,212                -                -
       Income before income
        taxes                                    11,653           10,483           15,558           15,321
                                    ----------------------------------------------------------------------
       Net income                              $  6,986         $  5,856         $ 10,063         $  9,651
                                    ======================================================================


       Net income per common
        share, basic                           $   0.14         $   0.12         $   0.20         $   0.19
                                    ======================================================================
       Net income per common
        share, diluted                         $   0.14          $  0.12         $   0.20         $   0.19
                                    ======================================================================


(1) Restated for pooling of interests transactions as discussed in Note 11.

14. Related Party Transactions

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

15.  Subsequent Events

On March 16, 2000, the Company announced that it had acquired a 25% stake in Air2Web based in Atlanta, Georgia.

On March 8, 2000, the Company announced that its subsidiary, Mascot filed a draft prospectus on February 25, 2000, with the Securities and Exchange Board of India ("SEBI"). Mascot plans to make an initial public offering of 10 percent of its equity shares in April XX. Ten percent will be reserved towards employee stock options that will be granted to Mascot employees.

On March 7, 2000, the Company announced the reorganization in which Mastech Corporation changed its name to iGate Capital Corporation and also transferred substantially all of the assets of Mastech Systems Corporation to subsidiary operating companies. No financial transactions were associated with the formation of iGate. The Company changed its NASDAQ ticker symbol from "MAST" to "IGTE" effective March 7, 2000.

On March 3, 2000, the Company announced that it had acquired a 75% stake in Innovative Resource Group, Inc. ("IRG") based in Pittsburgh, Pennsylvania.

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
         --------------------

The following consolidated financial statements of the registrant and its subsidiaries are included on pages [28 to 33] and the report of independent public accountants is included on [page 27] in this Form 10-K.

     Report of Independent Public Accountants.

     Consolidated Balance Sheets - December 31, 1999 and 1998.

     Consolidated Statements of Income - Years ended December 31, 1999, 1998 and 1997.

     Consolidated Statements of Shareholders' Equity - Years ended December 31, 1999, 1998 and 1997.

     Consolidated Statements of Cash Flows - Years ended December 31, 1999, 1998 and 1997.

     Notes to Consolidated Financial Statements

     2.  Consolidated Financial Statement Schedules
         ------------------------------------------

The following consolidated financial statement schedules shown below should be read in conjunction with the consolidated financial statements on pages [28 to 33] in this Form 10-K. All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or Notes thereto.

     The following items appear immediately following the signature pages:

     Report of Independent Public Accountants on Consolidated Financial Statement Schedules.

     Financial Statement Schedules:

     Schedule II-Valuation and Qualifying Accounts for the three years ended December 31, 1999.

     Financial Data Schedules

     3. Exhibits
        --------

     Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index, which is incorporated herein by reference.

(b)  Reports on Form 8-K:

     The Company filed a Form 8-K dated March 9, 2000, disclosing the appointment of Bruce E. Haney to Managing Director, Chief Financial Officer of iGate Capital Corporation.

     The Company filed a Form 8-K dated March 7, 2000, disclosing that it had changed its name from Mastech Corporation to iGate Capital Corporation effective March 7, 2000.

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

                              Mastech Corporation
               Schedule II -- Valuation and Qualifying Accounts
             For the years ended December 31, 1999, 1998 and 1997



                                   Balance at                                   Balance at
Allowance for                      beginning      Charged                       end
Doubtful Accounts                  of period      to expense     Deductions     of period
-----------------                  ----------     ----------     ----------     ----------
Year ended December 31, 1999        $1,728         $  349         $ (91)         $1,986
Year ended December 31, 1998        $1,215          1,413          (900)          1,728
Year ended December 31, 1997        $  675          1,000          (460)          1,215


  EXHIBIT                         INDEX DESCRIPTION OF EXHIBIT
----------  ---------------------------------------------------------------------------
 3.1        Articles of Incorporation of the Company are incorporated by reference from Exhibit 3.1 to iGate Capital Corporation's Registration Statement on
            Form S-1, Commission File No. 333-14169, filed on November 19, 1996.

 3.2        Bylaws of the Company are incorporated by reference from Exhibit 3.2 to
            iGate Capital Corporation's Registration Statement on Form S-1, Commission
            File No. 333-14169, filed on November 19,1996.

 3.3        Amended and Restated Articles of Incorporation of the Company are filed herewith.

 4.1        Form of certificate representing the Common Stock of the Company is incorporated by reference From Exhibit 4.1 to iGate Capital Corporation's
            Registration Statement on Form S-1, Commission File No. 333-14169, filed on November 19, 1996.

 4.2        Note Purchase Agreement dated as of July 22, 1999 between iGate Capital
            Corporation and GE Capital Equity Investments, Inc. is incorporated by reference from Exhibit 4.1 to the Quarterly Report on Form 10-Q, File No.
            000-21755 filed on November 15, 1999.

 4.3        Registration Rights Agreement dated as of July 22, 1999 between iGate
            Capital Corporation and GE Capital Equity Investments, Inc. is
            incorporated by reference from Exhibit 4.2 to the Quarterly Report on Form
            10-Q No.000-21755 filed on November 15, 1999.

 10.1       Form of Employment Agreement by and between the Company and Sunil Wadhwani and Ashok Trivedi is incorporated by reference from Exhibit 10.1 to iGate
            Capital Corporation's Registration Statement on Form S-1, Commission
            File No. 333-14169, filed on November 19, 1996.*

 10.2       1996 Stock Incentive Plan is incorporated by reference from Exhibit 10.2 to iGate Capital Corporation's Registration Statement on Form S-1,
            Commission File No. 333-14169, filed on November 19,1996.*

 10.3 Amended and Restated 1996 Stock Incentive Plan is incorporated by reference from the Quarterly Report on Form 10-Q, File No. 000-21755 filed on November 16, 1998.

 10.4       Second Amended and Restated 1996 Stock Incentive Plan is incorporated by reference from Exhibit 99.1 to iGate Capital Corporation's Definitive
            Proxy Statement, File No. 000-21755 filed on December 30, 1998.

 10.5       Agreement dated October 14, 1996 between iGate Capital Systems Corporation
            (f/k/a Mastech Corporation) and Steven Shangold, as amended by Addendum dated as of November 18, 1996, is Incorporated by reference from Exhibit
            10.3 to iGate Capital Corporation's Registration Statement on Form S-1,
            Commission File No. 333-14169, filed on November 19, 1996.*

 10.6       Form of Employment Agreement by and between the Company and each of its
            Executive Officers is incorporated by reference from Exhibit 10.4 to iGate
            Capital Corporation's Registration Statement on Form S-1, Commission
            File No. 333-14169, filed on December 16, 1996.*

 10.7       Shareholders Agreement by and among the Company, Sunil Wadhwani and Ashok
            Trivedi and the Joinder Agreement by Grantor Retained Annuity Trusts
            established by Messrs. Wadhwani and Trivedi are incorporated by reference from Exhibit 10.5 to iGate Capital Corporation's Registration Statement
            on Form S-1, Commission File No. 333-14169, filed on December 16, 1996.

 10.10      Lease Agreement dated January 15, 1995 by and between Mascot Systems
            Private Limited and Messrs. Wadhwani and Trivedi for real estate in Bangalore, India is incorporated by reference from Exhibit 10.10 to iGate Capital Corporation's Registration Statement on Form S-1,
            Commission File No. 333-14169, filed on November 19, 1996.

 10.11 Lease Agreement dated November 6, 1996 by and between Mascot Systems Private Limited and Messrs. Wadhwani and Trivedi for real estate in Bangalore, India is incorporated by reference from Exhibit 10.11 to iGate Capital Corporation's Registration Statement on Form S-1, Commission File No. 333-14169, filed on November 19, 1996.

 10.12 Lease Agreement dated January 15, 1998 by and between Mascot Systems Private Limited and Messrs. Wadhwani and Trivedi for real estate in Bangalore, India incorporated by reference to Exhibit 10.12 to Annual Report on Form 10-K for the year ended December 31, 1998.

 10.13 Lease Agreement dated March 26, 1997 by and between Mascot Systems Private Limited and Messrs. Wadhwani and Trivedi for real estate in Bangalore, India incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K for the year ended December 31, 1998.

10.14 Lease Agreement dated January 13, 1998 by and between Mascot Systems Private Limited and Messrs. Wadhwani and Trivedi for real estate in Chennai, India incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K for the year ended December 31, 1998.

10.15 Lease Agreement dated April 1, 1996 by and between Scott Systems Private Limited and Messrs. Wadhwani and Trivedi for real estate in Bombay, India is incorporated by reference from Exhibit 10.12 to iGate Capital Corporation's Registration Statement on Form S-1, Commission File No. 333-4169, filed on November 19, 1996.

10.16 Lease Agreement dated April 1, 1996 by and between Scott Systems Private Limited and Sunil Wadhwani for real estate in Bombay, India is incorporated by reference from Exhibit 10.13 to iGate Capital Corporation's Registration Statement on Form S-1, Commission File No. 333-14169, filed on November 19, 1996.

10.17 Lease Agreement dated April 1, 1996 by and between Scott Systems Private Limited and Ashok Trivedi for real estate in Bombay, India is incorporated by reference from Exhibit 10.14 to Mastech Corporation's Registration Statement on Form S-1, Commission File No. 333-14169, filed on November 19, 1996.

10.18 Lease Agreement dated April 18, 1998 by and between Scott Systems Private Limited and Messrs. Wadhwani and Trivedi for real estate in Mumbai, India incorporated by reference to Exhibit 10.18 to Annual Report on Form 10-K for the year ended December 31, 1998.

10.19 Lease Agreement dated April 18, 1998 by and between Scott Systems Private Limited and Messrs. Wadhwani and Trivedi for real estate in Mumbai, India incorporated by reference to Exhibit 10.19 to Annual Report on Form 10-K for the year ended December 31, 1998.

10.20 Stock Purchase Agreement by and between the Company and Messrs. Wadhwani and Trivedi for Their shares of Mascot Systems Private Limited (incorporated by reference to Exhibit 10.20 on Form S-1 of iGate Capital Corporation, Commission File No. 333-14169, filed on November 19, 1996).

10.21 Agreement and Plan of Merger by and between the Company and SWAT Systems is incorporated by reference from Exhibit 10.15 to iGate Capital Corporation's Registration Statement on Form S-1, Commission File No. 333-14169, filed on November 19, 1996.

10.22       Form of S-corporation Revocation, Tax Allocation and
            Indemnification Agreement is incorporated by reference from
            Exhibit 10.17 to iGate Capital Corporation's Registration Statement on Form S-1, Commission File No. 333-14169, filed on November 19, 1996.

10.23 Credit Agreement dated December 3, 1998 between the Company and PNC Bank, National

            Association incorporated by reference to Exhibit 10.23 to Annual Report on Form 10-K for the year ended December 31, 1998.

10.24 Sublease Agreement dated February 10, 1995 by and between Westinghouse Electric Corporation and the Company for the Company's Oakdale, PA headquarters, as amended by amendment dated March 20, 1996 is incorporated by reference from Exhibit
            10.19 to iGate Capital Corporation's Registration Statement on Form S-1, Commission File No. 333-14169, filed on November 19, 1996.

10.25 Lease Agreement dated October 14, 1998 by and between Park Ridge One Associates and the Company for office space located in Park Ridge Office Center near Pittsburgh, Pennsylvania incorporated by reference to Exhibit 10.25 to Annual Report on Form 10-K for the year ended December 31, 1998.

10.26 Form of Capital Contribution Agreement by and among the Company, Sunil Wadhwani, Ashok Trivedi and their respective family trusts is incorporated by reference from Exhibit 10.21 to iGate Capital Corporation's Registration Statement on Form S-1, Commission File No. 333-14169, filed on December 16, 1996.


 EXHIBIT                         INDEX DESCRIPTION OF EXHIBIT
----------  ---------------------------------------------------------------------------
  3.3       Amended and Restated Articles of Incorporation of Mastech Corporation

 23.0       Report of Independent Public Accountants on Financial Statement Schedule

 23.1       Consent of Independent Public Accountants

 24.1       Power of Attorney

 27.1       Financial Data Schedule


----------------
* Management compensatory plan or arrangement