Form 10-K405/A
period 1999-12-31
IGATE CAPITAL CORP
filed 2000-05-01
CIK 1024732

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-K/A
(Mark One)
[ X ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
      Act of 1934

               For the fiscal year ended    December 31, 1999
                                          --------------------
                                     or
[   ] Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

         For the transition period from ____________ to ___________

                     Commission File Number    000-21755

                          iGATE CAPITAL CORPORATION
           (Exact name of registrant as specified in its charter)

              Pennsylvania                                  25-1802235
              ------------                                  ----------
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                    Identification No.)

            1004 McKee Road
         Oakdale, Pennsylvania                                 15071
(Address of principal executive offices)                    (Zip Code)

       Registrant's telephone number, including area code: (412) 787-2100

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.01 par value


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:

                             YES [ X ]       NO [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 20, 2000 (based on the closing price of such stock as reported by THE NASDAQ STOCK MARKET on such date) was $634,608,023 (calculated by excluding shares owned beneficially by directors and executive officers as a group from total outstanding shares solely for the purpose of this response).

The number of shares of the registrant's Common Stock outstanding as of April 20, 2000 was 49,469,167.

                      DOCUMENTS INCORPORATED BY REFERENCE

None.


This Form 10-K/A amends the Form 10-K previously filed by the registrant with the Securities and Exchange Commission on March 30, 2000 (the "Original Report"). Part III of the Original Report was incorporated by reference to the registrant's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders. The definitive Proxy Statement will not be filed with the Securities and Exchange Commission within the 120-day period following the end of the Company's fiscal year covered by the Original Report. Accordingly, the registrant is filing this amendment to timely provide the information required by Part III of Form 10-K.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

DIRECTORS

  The Board of Directors is presently composed of five members.

  Michel Berty, age 60, was appointed as a director of the Company effective immediately after the Company's initial public offering in December 1996, and was elected as a Class A director by the shareholders in 1997 to serve a three year term expiring in 2000. Mr. Berty served in various executive and management positions with the Cap Gemini Group, a provider of management consulting and information technology services, from 1972 through April 1997, and most recently, from 1992 through April 1997, as Chairman and Chief Executive Officer of the U.S. subsidiary of Cap Gemini. Mr. Berty serves as a member of the board of directors of DataRaid, Elligent Consulting, Level 8 Systems, Merant, NetGain, Sapiens International and Tek21. He is also the President of PAC U.S., the U.S. subsidiary of PAC, a foreign information technology strategy consulting firm.

  J. Gordon Garrett, age 60, was appointed as a director of the Company effective immediately after the Company's initial public offering in December 1996, and was elected as a Class A director by the shareholders in 1997 to serve a three year term expiring in 2000. From 1996 to 2000, Mr. Garrett was Senior Vice President of Ricoh Corp. located in Caldwell, New Jersey, a manufacturer and distributor of digital imaging systems, printers, cameras and related supplies, and Chief Executive Officer of Ricoh Canada. From 1991 to 1995, Mr. Garrett was Chairman of the Board, Chief Executive Officer and President of Information Systems Management Corporation. He held the position of President of Gestetner USA from 1989 to 1991.

  Sunil Wadhwani, age 47, has served as Co-Chairman and Chief Executive Officer of the Company since October 1996, and as a director since 1986. He was elected as a Class C director by the shareholders in 1999 to serve a three year term expiring in 2002. From 1986 through September 1996, he served as Chairman of the Company and held several other offices, including Vice President, Secretary and Treasurer. From 1981 to 1986, Mr. Wadhwani served as President of Uro-Valve, Inc., a start-up manufacturer of specialized medical devices that he founded in 1981. Prior to 1981, Mr. Wadhwani worked as a management consultant assisting companies in strategic planning, operations, marketing and sales.

  Ashok Trivedi, age 51, has served as Co-Chairman and President of the Company since October 1996, and as a director since 1988. He was elected as a Class B director by the shareholders in 1998 to serve a three year term expiring in 2001. From 1988 through September 1996, Mr. Trivedi served as President of the Company and held other offices, including Secretary and Treasurer. From 1976 to 1988, he held various marketing and management positions with Unisys Corporation.

  Ed Yourdon, age 56, was appointed as a director of the Company effective immediately after the Company's initial public offering in December 1996, and was elected as a Class B director by the shareholders in 1998 to serve a three year term expiring in 2001. Mr. Yourdon has served as a consultant to the information technology industry for the past thirty-five years, most currently focusing on the Internet, business re-engineering, object technology and the design of Internet/intranet software applications.

EXECUTIVE OFFICERS

  In addition to Messrs. Wadhwani and Trivedi, whose positions and background are discussed above, the following persons served in 1999 or serve as of the date hereof as executive officers of the Company:

  Murali Balasubamanyam, age 44, was appointed Director of the Scott Systems division of Mascot Systems, a wholly owned subsidiary of the Company, on January 8, 2000. He served as Director of Scott Systems, which was a wholly owned subsidiary of the Company, from July 1998 until substantially all of the assets of Scott Systems were sold to Mascot Systems effective January 8, 2000. From October 1995 to June 1998, he served as the Company's Vice President--Human Resources and from September 1994 to September 1995, he served as the Company's Director--Human Resources. Prior to joining the Company, he served as Deputy General Manager (Human Resources) with HCL Group of Companies, a provider of marketing services in the Asia/Pacific region, from November 1992 to September 1994. Mr. Balasubamanyam earned a Bachelor's degree in Business Administration from Madurai University. As a result of the sale of the assets of Scott Systems and the reorganization of the Company effected in 2000, Mr. Balasubamanyam is no longer an executive officer of the Company.

  Bruce Haney, age 44, was appointed Managing Director and Chief Financial Officer of the Company on March 1, 2000. Mr. Haney served as Chief Financial Officer of FORE Systems, Inc., a provider of high performance local area network products, from June 1998 through December 1999, and from June 1986 to June 1998
he served as President and Co-Founder of the Gustine Company.   Mr. Haney worked
for Arthur Andersen LLP for six years, most recently as a tax manager, prior to his founding of the Gustine Company. Mr. Haney serves on the Board of Directors of Infosage, Inc., and CTR Systems, Inc. He has a Master's degree in Taxation from DePaul University and a Bachelor's degree in Economics from the University of Pennsylvania's Wharton School and is a certified public accountant in the State of Pennsylvania.

  Lisa Kustra, age 40, was appointed Chief Executive Officer of eJIVA Inc., on September 15, 1999. eJIVA Inc. is a majority owned operating subsidiary of iGate Capital Corporation. Ms. Kustra served as Senior Vice President-- Enterprise Package Solutions Division of the Company from August 1998 through September 15, 1999. From September 1997 to July 1998, she served as the Vice President--Enterprise Package Solutions Division and from January 1996 to August 1997, she served as the Director of the Company's Enterprise Package Solutions Division. From August 1992 to December 1995, Ms. Kustra held various managerial positions with the Company including National Sales Manager--Strategic Alliance Division. Ms. Kustra earned Bachelors' degrees in Business Management and Psychology from the University of Pittsburgh. As a result of her appointment as Chief Executive Officer of eJIVA, Inc. and the reorganization of the Company in 2000, Ms. Kustra is no longer an executive officer of the Company.

  Jeffrey McCandless, age 41, served as Vice President--Finance and Chief Financial Officer of the Company from November 1997 until his resignation from the Company effective March 17, 2000. Prior to joining the Company, he was employed by Winner International, a manufacturer of anti-theft and other security products, as Chief Financial Officer from November 1991 through October 1997. Mr. McCandless is a certified public accountant with over 19 years of financial and operational experience. Mr. McCandless earned a Bachelor's degree in Business Administration from Westminster College.

  Ajmal Noorani, age 38, was appointed Chief Executive Officer of Ex-tra-Net Applications on January 18, 2000. Ex-tra-Net Applications is a majority owned operating subsidiary of iGate Capital Corporation. Mr. Noorani served as Vice President--E-Business Solutions Division of the Company from March 1999 through January 18, 2000. From June 1996 to February 1999 he was the Company's Vice President--International Operations. From

June 1994 to May 1996, he was employed by Mellon Bank as an Assistant Vice President--Corporate Finance. From 1990 to May 1994, Mr. Noorani held a number of positions with the Company, including Director--Government Division. Mr. Noorani earned a Master's degree in Industrial Administration from Carnegie-Mellon University and a Bachelor's degree in Engineering from Maharaja Sayajrao University. As a result of his appointment as Chief Executive Officer of Ex-tra-Net Applications and the reorganization of the Company in 2000, Mr. Noorani is no longer an executive officer of the Company.

  Sushma Rajagopalan, age 36, served as Vice President--Enterprise Network Solutions of the Company from June 1999 until April 1, 2000, when she became President of Enterprise Network Solutions, Inc., a wholly owned subsidiary of the Company formed for the purpose of entering into a joint venture with Planning Technologies, Inc. ("PTI"). Enterprise Network Solutions was merged with and into PTI in conjunction with the joint venture, and Ms. Rajagopalan is currently the President of Operations of PTI. From October 1995 to June 1999, she served as Vice President - Global Resourcing and Recruiting of the Company. From June 1993 to October 1995, she served as the Company's Director--Federal Division, and between November 1992 and June 1993, she held various managerial positions with the Company. Ms. Rajagopalan earned a Master's degree in
Personnel Management from the Tata Institute of Social Sciences.   As a result
of the merger of Enterprise Network Solutions Inc. with and into PTI, Ms. Rajagopalan is no longer an executive officer of the Company.

  Steven Shangold, age 39, was appointed Chief Executive Officer of Emplifi Inc. on April 6, 2000. Emplifi Inc. is a wholly owned operating subsidiary of iGate Capital Corporation. Mr. Shangold served as Senior Vice President--U. S. Client Services of the Company from August 1998 through April 6, 2000. From September 1995 through July 1998, he served as the Company's Vice President of U.S. Sales and Marketing. From February 1992 through September 1995, he served as the Company's Sales Director--Commercial Division. Mr. Shangold earned a Bachelor's degree in Management from Syracuse University and a Bachelor's degree in Advertising from the S.I. Newhouse School.

  Michael Zugay, age 48, was appointed Managing Director - Mergers and Acquisitions on April 6, 2000. He served as Vice President--Corporate Development of the Company from November 1997 until his appointment as Managing Director. From March 1995 through October 1997, he served as the Company's Vice President--Finance. From March 1994 to March 1995, he served as an independent consultant to the steel industry. From 1990 through February 1994, he served as President and CEO of Bliss-Salem, Inc., a provider of products to the steel industry. Mr. Zugay is a certified public accountant with over 26 years of financial and operational experience. Mr. Zugay earned a Bachelor's degree in Business Management from Indiana University of Pennsylvania. As a result of his appointment as Managing Director - Mergers and Acquisitions and the reorganization of the Company in 2000, Mr. Zugay is no longer an executive officer of the Company.

  The Company's executive officers are appointed and serve as such at the discretion of the Board of Directors. Each executive officer is a full-time employee of the Company. There are no family relationships between any director or executive officer of the Company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

  Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and executive officers, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and change in ownership with the Securities and Exchange Commission (the "Commission") and NASDAQ. Directors, executive officers and other 10 percent shareholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) reports that they file.

  Based solely on its review of the copies of such reports, and written representations from the reporting persons, the Company believes that during 1999, all filing requirements under Section 16(a) applicable to its directors and executive officers were met.

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

SUMMARY COMPENSATION TABLE

  The following table sets forth certain information with respect to the annual and long-term compensation of the Company's Chief Executive Officer and each of the four other most highly compensated individuals who were executive officers of the Company at the end of 1999 (such executive officers are sometimes collectively referred to herein as the "Named Executive Officers"). The information in this table is presented for the three years ended December 31, 1999, 1998 and 1997, respectively.

                                                                                               Long-Term
                                               Annual Compensation                        Compensation Awards
                                    -------------------------------------------------    ---------------------------
                                                                                                         Securities
                                                                         Other Annual     Restricted     Underlying     All Other
    Name and                                                             Compensation    Stock Awards   Options/SARs   Compensation
Principal Position                  Year   Salary ($)    Bonus ($)(1)      ($)(2)(3)         ($)            (#)            ($)
------------------                  ----   ---------     -----------       ---------      ------------   ------------   ------------

Sunil Wadhwani                      1999    292,000       218,000         17,416                --             --             --
 Co-Chairman and Chief              1998    303,846       288,879         20,540                --             --             --
 Executive Officer                  1997    300,000       158,473         20,334                --             --             --

Ashok Trivedi                       1999    292,000       218,000         17,859                --             --             --
 Co-Chairman                        1998    303,846       288,879         20,414                --             --             --
 And President                      1997    300,000       158,473         20,306                --             --             --

Steven Shangold (4)                 1999    226,000       201,000             --                --             --             --
 Senior Vice President -            1998    219,871       206,577             --                --        150,000             --
 U.S. Client Services               1997    150,000       186,365             --                --             --             --

Lisa Kustra (5)                     1999    217,000       176,400          2,668                --             --             --
 Senior Vice President -            1998    164,564       210,708             --                --         90,000             --
 Enterprise Package Solutions       1997     80,000       170,240             --                --             --             --
 Division

Ajmal Noorani (6)                   1999    183,000       145,184             --                --             --             --
 Vice President - E-Business        1998    179,808       105,421             --                --             --             --
 Solutions Division                 1997    150,000        73,672             --                --             --             --

--------------
(1) Bonuses were paid in 1999, 1998 and 1997 for performance in 1998, 1997 and 1996, respectively.
(2) In accordance with the rules of the Securities and Exchange Commission, other compensation in the form of perquisites and other personal benefits has been omitted when such perquisites and other personal benefits constituted less than 10% of the total annual salary and bonus for each of the named executive officers for such year.
(3) During 1999, 1998 and 1997, the Company leased automobiles for Messrs. Wadhwani and Trivedi. The incremental costs to the Company in 1999, 1998 and 1997 for the automobiles leased was $17,417, $20,540 and $20,334, respectively for Mr. Wadhwani and $17,859, $20,414 and $20,306, respectively for Mr. Trivedi. Ms. Kustra received a car allowance for a portion of 1999.
(4) On April 6, 2000, Steven Shangold was appointed Chief Executive Officer of Emplifi Inc., a wholly owned operating subsidiary of iGate Capital Corporation.
(5) On September 15, 1999, Lisa Kustra was appointed Chief Executive Officer of eJIVA Inc., a majority owned operating subsidiary of iGate Capital Corporation.
(6) On January 18, 2000, Ajmal Noorani was appointed Chief Executive Officer of Ex-tra-Net Applications, a majority owned operating subsidiary of iGate Capital Corporation.

OPTION GRANTS DURING 1999

  The following table sets forth the number of shares of the Company's Common Stock underlying options granted, the exercise price per share and the expiration date of all options granted to each of the Named Executive Officers during 1999.

                                                                   Individual Grants
                                             ------------------------------------------------------------
                                                 Number of    Percent of Total
                                                Securities      Options/SARs    Exercise or
                                                Underlying       Granted to     Base Price
                                               Options/SARs     Employees in    Per Share     Expiration     Grant Date
                                                Granted (1)      Fiscal Year       ($)           Date        Value ($)(2)
                                               ------------   ----------------  -----------   ----------     ------------
Executive Officer
-----------------
Sunil Wadhwani...............................             --                --           --            --            --
Ashok Trivedi................................             --                --           --            --            --
Steven Shangold..............................         35,000               1.3%       11.75    10/12/2009       268,849
Lisa Kustra..................................             --                --           --            --            --
Ajmal Noorani................................         20,000               0.8%       28.63      1/1/2009       374,262
                                                      15,000               0.6%       11.75    10/12/2009       115,221

--------------
(1) The options granted during 1999 vest as follows: (i) of the 35,000 options awarded to Mr. Shangold on October 13, 1999, 11,664 vest on October 13, 2000, and 5,834 vest on each of March 13, 2001, October 13, 2001, March 13, 2002, and October 13, 2002, respectively; (ii) the 20,000 options awarded to Mr. Noorani on January 1, 1999 vest in equal annual installments over four years, commencing on July 1, 1999; (iii) of the 15,000 options awarded to Mr. Noorani on October 13, 1999, 5,000 shares vest on October 13, 2000, and 2,500 vest on each of March 13, 2001, October 13, 2001, March 13, 2001, and October 13, 2002, respectively.
(2) The fair market value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 1999: (i) risk free interest rate of 6.5%; (ii) expected dividend yield of 0.0%; (iii) expected life of options of five (5) years; and (iv) an expected volatility rate of 73.9%.

OPTION EXERCISES DURING 1999 AND YEAR END OPTION VALUES

  The following table sets forth the aggregate dollar value of all options exercised and the total number of unexercised options held, on December 31, 1999, by each of the Named Executive Officers:

                                                                       Number of Securities        Value of In-The-Money
                                                                      Underlying Options/SARs           Options/SARs
                                    Shares Acquired       Value       at Fiscal Year End (#)       at Fiscal Year End ($)
Executive Officer                   on Exercise (#)   Realized ($)   Exercisable/Unexercisable  Exercisable/Unexercisable(1)
----------------------------------  ----------------  -------------  -------------------------  ----------------------------
Sunil Wadhwani....................          --              --                  --/--                       --/--
Ashok Trivedi.....................          --              --                  --/--                       --/--
Steven Shangold...................          --              --             101,666/133,334           $809,014/$1,374,037
Lisa Kustra.......................          --              --               73,333/63,333             $892,690/$589,870
Ajmal Noorani.....................        10,000         $124,690            35,000/70,000             $517,500/$885,000

--------------
(1) The closing price for the Company's Common Stock as reported by THE NASDAQ NATIONAL MARKET tier of THE NASDAQ STOCK MARKET on December 31, 1999 was $24.75. Value is calculated on the basis of the difference between the option exercise price and $24.75, multiplied by the number of shares of Common

     Stock underlying the option.

EMPLOYMENT AGREEMENTS

  The Company and each of Messrs. Wadhwani and Trivedi are parties to substantially identical employment agreements ("Executive Employment Agreements") that were negotiated at arms-length and entered into prior to the Company's initial public offering and became effective upon consummation of the offering. Each Executive Employment Agreement is in effect for a rolling two-year term that is automatically restarted at the conclusion of each month during which neither party gives notice of his or its intention to terminate the agreement. Once either the executive or the Company gives such termination notice to the other party, the term of such Executive Employment Agreement will terminate on the date that is two years after the last day of the month in which such written notice is received. Each Executive Employment Agreement provides for a base salary of $300,000 (subject to increase at the discretion of the Board of Directors) and the right to receive an annual discretionary performance bonus of not less than $200,000 upon approval by the Board of Directors and payable no later than April 15 of each calendar year. Each Executive Employment Agreement provides that upon termination of employment other than as a result of death, retirement or termination by the Company for cause or disability (as such terms are defined in the agreements), the Company shall pay the executive (i) a lump sum severance payment equal to the amount, discounted to present value, the executive would have been paid, based upon his base salary at the time of termination, if such executive had remained an employee for the remaining term of his respective Executive Employment Agreement, (ii) shares of Common Stock having a value equal to the value of the executive's vested and unvested stock options and stock appreciation rights, and (iii) health insurance for the executive for the remainder of his life at the level in effect for such executive immediately prior to the termination of his employment. In the event the executive is terminated due to a disability (as defined in the Executive Employment Agreement), the Company will pay the executive's base salary for three years, reduced by any benefits to which the executive may be entitled under any Company-sponsored disability income or income protection plan, policy or arrangement, and, for each of the three years after the date of his termination, an amount equal to the highest annual bonus that he received in the three years prior to his termination, payable each year in a lump sum. In the event that the employment of an executive is terminated as a result of such executive's death, the Company will pay to the executive's legal representatives
(x) a one-time payment of $100,000, (y) the executive's then current base salary for a twelve (12) month period, and (z) any benefits to which the executive's legal representatives are entitled under any of the Company's insurance policies or benefit plans or programs. In addition, the Company will arrange to provide the executive's surviving spouse and eligible dependents with health and accident insurance benefits substantially similar to those that the executive
was receiving immediately prior to his death.   Under the Executive Employment
Agreements, the Company agrees to indemnify the executives to the full extent not prohibited by law for liabilities they incur in their capacity as directors, officers or controlling persons of the Company. Under the Executive Employment Agreements, the executives agree to a noncompetition covenant during the term of the agreement and for one year after the termination of their employment for cause and to nonsolicitation and nondisclosure covenants during the term of the agreement and for one year after the termination of their employment for any reason.

  The other Named Executive Officers are parties to employment agreements that outline their responsibilities and provide generally for base salary plus annual incentive bonuses. Under the agreements, the Named Executive Officers are entitled to three months' salary continuation if they are terminated by the Company without cause generally, and to six months' salary continuation if they are terminated by the Company without cause during the 90 days following the sale of the Company to a third party. The employment agreements also contain confidentiality provisions and noncompetition and nonsolicitation covenants.


DIRECTOR COMPENSATION

  Directors who are not employees of the Company are paid an annual retainer of $20,000 and all directors are reimbursed for travel expenses incurred in connection with attending Board and committee meetings. Directors are not entitled to additional fees for serving on committees of the Board of Directors. Pursuant to the terms of the

Company's 1996 Stock Incentive Plan, as amended, each of Messrs. Berty, Garrett and Yourdon, the non-employee directors of the Company, were granted (i) options to purchase 30,000 shares of Common Stock in December of 1996 (the "1996 Options") and (ii) options to purchase 15,000 shares of Common Stock in September of 1999 (the "1999 Options"). The options vest in equal annual installments over three years and expire ten years after grant, subject to earlier termination if the optionee ceases to serve as a director prior to vesting. All of the 1996 Options had vested as of December 16, 1999. The first of three annual installments of the 1999 Options will qualify for vesting as of September 13, 2000. The exercise price for the 1996 Options was $7.50 per share, which was the price per share for the Common Stock in the Company's initial public offering as adjusted pursuant to a subsequent two-for-one stock split. The exercise price for the 1999 Options is $14.31.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  During the year ended December 31, 1999 the Compensation Committee consisted of Messrs. Berty, Garrett and Trivedi. Mr. Trivedi served as a director and as Co-Chairman and President of the Company, and he is the co-owner of certain properties located in India that are leased to a subsidiary of the Company. These relationships are described in more detail below.

  Mascot Systems, a wholly owned subsidiary of the Company, leases office space located in Bangalore and Chennai, India that is owned in part by Mr. Trivedi. Specifically, Mascot System leases approximately 4,500 square feet in an office building located in Bangalore. The acquisition of the real estate and the construction of this office building (but not the buildout of office space) were financed entirely by Messrs. Trivedi and Wadhwani out of their personal funds. The lease has a ten-year term expiring in February 2008, with a rent revision clause every March, and the rent is approximately $29,000 per year. Mascot Systems also leases a 32,500-square-foot office building located in Bangalore that is owned in part by Mr. Trivedi. This lease has a ten-year term expiring in October 2006, and the rent is approximately $95,000 per year.
Mascot Systems also rents office space in Chennai that is owned in part by Mr. Trivedi for The Offshore Development Center. The lease agreement is in effect for a ten-year period beginning March 1998 and expiring February 2008, and the annual rent is $449,000. The rental agreement may be revised each March.
Mascot Systems has also rented approximately 9,000 square feet of additional space owned that is in part by Mr. Trivedi for its facilities located in Bangalore and Chennai for which rent in the amount of $5,500 was paid during 1999.

  On January 8, 2000, substantially all of the assets of Scott Systems, a wholly owned subsidiary of the Company were sold to Mascot Systems. Scott Systems was party to three leases for office space owned in part by Mr. Trivedi, and those leases were assigned to Mascot Systems in conjunction with the sale. One lease, for training facilities, covers approximately 2,100 square feet of office space on one floor of an office building located in Mumbai (Bombay, India). The lease expires in March 2003, and the aggregate rent is approximately $20,000 per year. Mascot Systems also leases approximately 900 square feet on another floor in the same office building. This lease has a term that expires in August 2007, and the rent is $6,000 per year. Mascot Systems also leases a portion of a facility in Pune, India that is owned in part by Mr. Trivedi. This lease covers 7,500 square feet and expires in August 2007. The rent is approximately $18,000 per year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

  The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of February 29, 2000 of: (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock; (ii) each executive officer named in the Summary Compensation Table under the caption "Executive Compensation"; and (iii) all directors and executive officers of the Company as a group. As of February 29, 2000, there were 50,688,015 shares of Common Stock outstanding. Except as noted all persons listed below have sole voting and investment power with respect to their shares of Common Stock, subject to community property laws where applicable.

                                                                                        Amount and Nature of
                                                                                        Beneficial Ownership
                                                                            -----------------------------------------
                                                                                                        Percentage of
                            Name and Address of                                   Shares of             Common Stock
                              Beneficial Owner                                  Common Stock             Outstanding
                            -------------------                                 ------------            -------------
Sunil Wadhwani (1)(2).......................................................         14,880,000             30  %
Ramesh Thadani, as co-trustee of a Wadhwani family trust (2)(3).............          2,398,315              4.8
Ashok Trivedi (2)(4)........................................................         14,880,000             30
Arun Nayar, as co-trustee of certain Trivedi family trusts (2)(5)...........          4,370,597              8.8
Mohan Phanse, as co-trustee of certain Trivedi family trusts (2)(5).........          2,395,034              4.8
Michel Berty................................................................             20,000               *
J. Gordon Garrett...........................................................             35,600               *
Ed Yourdon..................................................................             30,000               *
Steven Shangold (6).........................................................            111,668               *
Lisa Kustra ................................................................                  0               *
Ajmal Noorani...............................................................             35,000               *
All directors and executive officers as a group 13 persons (7)..............         30,347,268             61.3

-------------------
 *  Less than 1%

(1) Includes 4,372,261 shares held by three family trusts, for which Mr. Wadhwani is a co-trustee with sole investment power and no voting power over such shares.

(2) The address of Messrs. Wadhwani, Trivedi, Thadani, Nayar and Phanse is c/o iGate Capital Corporation, 1004 McKee Road, Oakdale, Pennsylvania 15071.

(3) Mr. Thadani is a co-trustee of two of the Wadhwani family trusts referred to in note 1, above, with no investment power and sole voting power over such shares.

(4) Includes 4,370,597 shares held by three family trusts, for which Mr. Trivedi is a co-trustee with sole investment power and no voting power over such shares.

(5) Mr. Nayar is co-trustee of the three Trivedi family trusts and Mr. Phanse is co-trustee of two of the Trivedi family trusts, in each case, referred to in note 4 above, with no investment power and shared voting power over such shares.

(6) Includes 10,000 shares of Common Stock underlying options that are exercisable on or before February 29, 2000 or within 60 days after such date.

(7) Includes 40,000 shares of Common Stock underlying options, which are exercisable on or before February 29, 2000 or within 60 days after such date.

     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
               ----------------------------------------------

  Mascot Systems, a wholly owned subsidiary of the Company, leases office space located in Bangalore and Chennai, India from the controlling shareholders Messrs. Wadhwani and Trivedi. Specifically, Mascot System leases approximately 4,500 square feet in an office building located in Bangalore. The acquisition of the real estate and the construction of this office building (but not the buildout of office space) were financed entirely by Messrs. Wadhwani and Trivedi out of personal funds. The lease has a ten-year term expiring in February 2008, with a rent revision clause every March, and the rent is approximately $29,000 per year. Mascot Systems also leases a 32,500-square-foot office building located in Bangalore owned by Messrs. Wadhwani and Trivedi. This lease has a ten-year term expiring in October 2006, and the rent is approximately $95,000 per year. Mascot Systems also rents office space in Chennai from Messrs. Wadhwani and Trivedi for The Offshore Development Center. The lease agreement is in effect for a ten-year period beginning March 1998 and expiring February 2008, and the annual rent is $449,000. The rental agreement may be revised each March. Mascot Systems has also rented approximately 9,000 square feet of additional space for its facilities located in Bangalore and Chennai from Messrs. Wadhwani and Trivedi for which rent in the amount of $5,500 was paid during 1999.

  On January 8, 2000, substantially all of the assets of Scott Systems, a wholly owned subsidiary of the Company were sold to Mascot Systems. Scott Systems was party to three leases for office space owned by Messrs. Wadhwani and Trivedi and those leases were assigned to Mascot Systems in conjunction with the sale. One lease, for training facilities, covers approximately 2,100 square feet of office space on one floor of an office building located in Mumbai (Bombay, India). The lease expires in March 2003, and the aggregate rent is approximately $20,000 per year. Mascot Systems also leases approximately 900 square feet on another floor in the same office building. This lease has a term that expires in August 2007, and the rent is $6,000 per year. Mascot Systems also leases a portion of a facility in Pune, India from Messrs. Wadhwani and Trivedi. This lease covers 7,500 square feet and expires in August 2007. The rent is approximately $18,000 per year.

  Ajmal Noorani, Chief Executive Officer of Ex-tra-Net Applications, participates as a limited partner in iGate Ventures I L.P. (the "Fund"), a venture fund in which the Company has a majority ownership interest. Pursuant to the Fund's limited partnership agreement, he is entitled to allocated earnings and profits of the Fund based upon his percentage ownership. In addition, Mr. Noorani is subject to a capital call in the amount of $60,000, the proceeds of which will be used for the Fund's investment objectives. As of the date hereof, the Fund has not made a capital call to its limited partners.


                                 EXHIBIT INDEX

EXHIBIT                             DESCRIPTION OF EXHIBIT
-------    ---------------------------------------------------------------------

3.1        Amended and Restated Articles of Incorporation of the Company. (1)

3.2 Bylaws of the Company are incorporated by reference from Exhibit 3.2 to iGate Capital Corporation's Registration Statement on Form S-1, Commission File No. 333-14169, filed on November 19,1996.

4.1 Credit Agreement dated December 3, 1998 between the Company and PNC Bank, National Association incorporated by reference to Exhibit 10.23 to Annual Report on Form 10-K for the year ended December 31, 1998.

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

10.1(a) Employment Agreement dated December 16, 1996 by and between the Company and Sunil Wadhwani.*+

10.1(b) Employment Agreement dated December 16, 1996 by and between the Company and Ashok Trivedi.*+

10.2       1996 Stock Incentive Plan is incorporated by reference from Exhibit
           10.2 to iGate Capital Corporation's Registration Statement on Form S-1, Commission File No. 333-14169, filed on November 19,1996.*

10.3 Amended and Restated 1996 Stock Incentive Plan is incorporated by reference from the Quarterly Report on Form 10-Q, File No. 000-21755 filed on November 16, 1998.*

10.4 Second Amended and Restated 1996 Stock Incentive Plan is incorporated by reference from Exhibit 99.1 to iGate Capital Corporation's Definitive Proxy Statement, File No. 000-21755 filed on December 30, 1998.*

10.5 Agreement dated October 14, 1996 between iGate Capital Systems Corporation (f/k/a Mastech Corporation) and Steven Shangold, as amended by Addendum dated as of November 18, 1996, is incorporated by reference from Exhibit 10.3 to iGate Capital Corporation's Registration Statement on Form S-1, Commission File No. 333-14169, filed on November 19, 1996.*

10.6(a) Employment Agreement dated December 8, 1996 by and between the Company and Steven Shangold.*+

10.6(b) Employment Agreement dated December 8, 1996 by and between the Company and Ajmal Noorani.*+

10.6(c) Employment Agreement dated August 21, 1999 by and between the Company and Lisa Kustra.*+

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

10.23 Sublease Agreement dated February 10, 1995 by and between Westinghouse Electric Corporation and the Company for the Company's Oakdale, PA headquarters, as amended by amendment dated March 20, 1996 is incorporated by reference from Exhibit 10.19 to iGate Capital Corporation's Registration Statement on

           Form S-1, Commission File No. 333-14169, filed on November 19, 1996.

10.24 Lease Agreement dated October 14, 1998 by and between Park Ridge One Associates and the Company for office space located in Park Ridge Office Center near Pittsburgh, Pennsylvania incorporated by reference to Exhibit 10.25 to Annual Report on Form 10-K for the year ended December 31, 1998.

10.25 Form of Capital Contribution Agreement by and among the Company, Sunil Wadhwani, Ashok Trivedi and their respective family trusts is incorporated by reference from Exhibit 10.21 to iGate Capital Corporation's Registration Statement on Form S-1, Commission File No. 333-14169, filed on December 16, 1996.

21.1       Subsidiaries.+

23.0       Report of Independent Public Accountants on Financial Statement
           Schedule

23.1       Consent of Independent Public Accountants+

24.1       Power of Attorney (included on signature pages of the Original
           Report)

27.1       Financial Data Schedule
----------------------
*   Management contract or compensatory plan or arrangement.
+   Filed herewith.
(1) Filed as Exhibit 3.3 to the Original Report.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to the Original Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         iGATE CAPITAL CORPORATION
                         (Registrant)

Dated:  May 1, 2000
                         By:  /s/ Bruce Haney
                              ---------------------------------------------
                              Bruce Haney
                              Managing Director, Chief Financial Officer,
                              Treasurer and Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to the Original Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                          Title                           Date
-------------------                ---------------                   ------------
            *                 Co-Chairman, Chief Executive           May 1, 2000
------------------------      and Director (principal
      Sunil Wadhwani          executive officer)


            *                 Co-Chairman, President and             May 1, 2000
------------------------      Director
     Ashok Trivedi

      Signature                          Title                           Date
-------------------                ---------------                   ------------
    /s/ Bruce Haney           Managing Director, Chief Financial     May 1, 2000
------------------------      Officer, Treasurer and Secretary
     Bruce Haney              (principal financial officer)

            *                 Corporate Controller (principal        May 1, 2000
------------------------      accounting officer)
     Neil M. Ebner

            *                 Director                               May 1, 2000
------------------------
     Ed Yourdon

            *                 Director                               May 1, 2000
------------------------
     J. Gordon Garrett

            *                 Director                               May 1, 2000
------------------------
    Michel Berty

*By: /s/ Bruce Haney
     ---------------
     Bruce Haney, Attorney-in-fact pursuant to Powers of Attorney previously filed as part of the Company's annual report on Form 10-K filed with the Commission on March 30, 2000.