Form 10-Q
period 2000-03-31
IGATE CAPITAL CORP
filed 2000-05-15
CIK 1024732

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 2000
                                      or

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

                                    Yes  [X]  No[_]

The number of shares of the registrant's Common Stock, par value $0.01 per share, outstanding as of April 20, 2000 was 49,469,167.

                           iGATE CAPITAL CORPORATION
                         QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED MARCH 31, 2000
                               TABLE OF CONTENTS

                                                                                              PAGE
                                                                                              ----
PART I.   FINANCIAL INFORMATION                                                                 2

ITEM 1.   CONSOLIDATED CONDENSED FINANCIAL STATEMENTS:

    (a)   UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME FOR EACH OF THE
          THREE MONTH PERIODS ENDED MARCH 31, 2000 AND MARCH 31, 1999                           2


    (b)   CONSOLIDATED CONDENSED BALANCE SHEETS AS OF MARCH 31, 2000 (UNAUDITED)
          AND DECEMBER 31, 1999                                                                 3


    (c)   UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY AS OF MARCH 31,
          2000                                                                                  4


    (d)   UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE
          MONTH PERIODS ENDED MARCH 31, 2000 AND MARCH 31, 1999                                 5


    (e)   NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS                        6


    (f)   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                             19

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
          OF OPERATIONS                                                                        10

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK                            15


PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                                                    15
ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS                                            15
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                                     16

          SIGNATURES                                                                           17


PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(a)                         iGate Capital Corporation

                   Consolidated Condensed Statements of Income
                 (dollars in thousands, except per share data)
                                  (unaudited)

                                                                                 Three months ended March 31,
                                                                                 2000               1999
                                                                             -----------------------------------
Revenues                                                                        $85,551            $58,984
Cost of revenues                                                                 56,020             32,730
                                                                             ---------------------------------
Gross profit                                                                     29,531             26,254

Selling, general and administrative                                              31,758             18,666
                                                                            ---------------------------------
(Loss)/income from operations                                                    (2,227)             7,588

Equity in losses of affiliated companies                                          2,072                  -
Other expense/(income)                                                               60               (751)
Minority interest                                                                   (31)                 -
Merger-related expenses                                                               -              1,727
                                                                             ---------------------------------
(Loss)/income before income taxes                                                (4,328)             6,612
Income tax (benefit)/provision                                                   (1,731)             2,438
                                                                             ---------------------------------
(Loss)/income form continuing operations                                         (2,597)             4,174

(Loss)/income from discontinued operations, net of income taxes                  (1,421)             5,930
                                                                             ---------------------------------

Net (loss)/income                                                               $(4,018)           $10,104
                                                                             =================================

Net (loss)/income per common share, basic:
From continuing operations                                                       $(0.05)           $  0.08
From discontinued operations                                                      (0.03)              0.12
                                                                             ---------------------------------
Total                                                                            $(0.08)           $  0.20
                                                                             =================================
Net (loss)/income per common share, diluted:
From continuing operations                                                       $(0.05)           $  0.08
From discontinued operations                                                      (0.03)              0.12
                                                                             ---------------------------------
Total                                                                            $(0.08)           $  0.20
                                                                             =================================

   The accompanying notes are an integral part of the consolidated condensed financial statements.

(c)                         iGate Capital Corporation

                      Consolidated Condensed Balance Sheets
                            (dollars in thousands)

                                                                               March 31,         December 31,
                                                                                2000                1999
                                                                             (unaudited)          (audited)
                                                                           -----------------------------------
                              ASSETS
Current Assets:
Cash and cash equivalents (cost approximates market)                          $ 27,103            $ 23,575
Investments in marketable securities                                            67,904              74,846
Accounts Receivable, net                                                        76,063              67,626
Prepaid and other assets                                                        20,527              11,197
Deferred income taxes                                                            2,136               1,676
Net current assets of discontinued operations                                   14,624              21,752
                                                                           -----------------------------------
Total current  assets                                                          208,357             200,672

Equipment and leasehold improvements, net                                       19,731              17,911
Intangible assets, net                                                          42,065              35,920
Investments in unconsolidated affiliates                                        33,312                 790
Net noncurrent assets of discontinued operations                                 8,046               8,619
                                                                           -----------------------------------

     Total assets                                                             $311,511            $263,912
                                                                           ===================================

                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Revolving credit facility                                                     $ 33,500           $       -
Accounts payable                                                                 6,489               8,177
Accrued payroll and related costs                                               24,912              25,373
Other accrued liabilities                                                        7,573               8,243
                                                                           -----------------------------------
Total current liabilities                                                       72,474              41,793

Long-term debt                                                                  30,000              30,000
Other long-term liabilities                                                      1,479                 982
Minority interest                                                                  528                   -
Deferred income taxes                                                            7,883               6,975
                                                                           -----------------------------------
     Total liabilities                                                         112,364              79,750

Shareholders' equity
Preferred stock, without par value                                                   -                   -
Common stock, par value $0.01 per share                                            511                 505
Additional paid-in capital                                                     133,320             115,722
Retained earnings                                                               79,289              83,307
Common stock in treasury, at cost                                              (14,095)            (14,095)
Accumulated other comprehensive income                                             122              (1,277)
                                                                           -----------------------------------
Total shareholders' equity                                                     199,147             184,162
                                                                           -----------------------------------
     Total liabilities and shareholders' equity                               $311,511            $263,912
                                                                           ===================================

  The accompanying notes are an integral part of the consolidated condensed financial statements.

(d)                        iGate Capital Corporation

            Consolidated Condensed Statements of Shareholders' Equity
                 (dollars in thousands, except per share data)
                                  (unaudited)

------------------------------------------------------------------------------------------------------------------------------
                                 Common Stock    Series A preferred  Additional Paid-  Retained             Accumulated Other
                                                                           in                    Treasury     Comprehensive
------------------------------------------------------------------------------------------------------------------------------
                                          Par                 Par
                                Shares    Value     Shares    Value      Capital       Earnings  Shares          Income
------------------------------------------------------------------------------------------------------------------------------
Balance, December 31,
1999                          50,506,141   $505       1        $-        $115,722      $83,307   $(14,095)     $(1,277)
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
Exercise of stock options,
 net of tax benefit              641,844      6                            17,598
------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
------------------------------------------------------------------------------------------------------------------------------
Net unrealized gain on
 investments, net of tax                                                                                       $ 1,465
------------------------------------------------------------------------------------------------------------------------------
Currency translation
 adjustment                                                                                                        (66)
------------------------------------------------------------------------------------------------------------------------------
Net (loss)                                                                              (4,018)
------------------------------------------------------------------------------------------------------------------------------
Balance March 31, 2000        51,147,985    511       1        $-        $133,320      $79,289   $(14,095)     $   122
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------
                               Total

                              Shareholders'    Comprehensive
----------------------------------------------------------------

                                 Equity          Income
----------------------------------------------------------------
Balance, December 31,
1999                            $184,162
----------------------------------------------------------------
----------------------------------------------------------------
Exercise of stock options,
 net of tax benefit               17,604
----------------------------------------------------------------
Comprehensive income:
----------------------------------------------------------------
Net unrealized gain on
 investments, net of tax           1,465                1,465
----------------------------------------------------------------
Currency translation
 adjustment                          (66)                 (66)
----------------------------------------------------------------
Net (loss)                        (4,018)              (4,018)
----------------------------------------------------------------
                                                      $(2,619)
----------------------------------------------------------------
Balance March 31, 2000          $199,147
----------------------------------------------------------------

 The accompanying notes are an integral part of these consolidated condensed financial statements.

(e)                        iGate Capital Corporation

                Consolidated Condensed Statements of Cash Flows
                 (dollars in thousands, except per share data)
                                  (unaudited)

                                                                     Three months ended March 31,
                                                                     2000                 1999
                                                                 ---------------------------------
Net cash flows (used in)/provided by continuing operations         $ (13,156)            $  5,229
Net cash flows (used in)/provided by discontinued operations          (2,119)              (3,622)
                                                                 ---------------------------------
                                                                      (6,875)               1,607
Cash flows used in investing activities:
  Acquisitions, net of cash acquired                                  (6,968)              (9,055)
  Investments in unconsolidated affiliates                           (34,594)                   -
  Additions to equipment and leasehold improvements                   (2,852)              (2,270)
  Sales of marketable securities                                       8,407
                                                                 ---------------------------------
Net cash flows used in investing activities                          (36,007)             (11,325)

Cash flows provided by financing activities:
  Net borrowings on revolving line of credit                          33,500                    -
  Proceeds from exercise of stock options                             12,810                1,944
  Other                                                                  100                  136
                                                                 ---------------------------------
Net cash provided by financing activities                             46,410                2,080

Increase/(decrease) in cash and cash equivalents                       3,528               (7,638)
Cash and cash equivalents, beginning of period                        23,575               35,493
                                                                 ---------------------------------
Cash and cash equivalents, end of period                         $    27,103           $   27,855
                                                                 =================================

 The accompanying notes are an integral part of these consolidated condensed financial statements.

(f)     NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

The unaudited consolidated condensed financial statements included herein have been prepared by iGate Capital Corporation (the "Company") in accordance with generally accepted accounting principles for interim financial information and
Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. The consolidated condensed financial statements as of and for the three months ended March 31, 2000 should be read in conjunction with the Company's consolidated financial statements (and notes thereto) included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 1999, as amended (the "1999 Form 10-K"). Accordingly, the accompanying consolidated condensed financial statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of the accompanying consolidated condensed financial statements have been included, and all adjustments unless otherwise discussed in the notes to the consolidated condensed financial statements are of a normal and recurring nature. The information contained herein is not a comprehensive management overview and analysis of the financial condition and results of operations of the Company, but rather updates disclosures made in the 1999 Form 10-K. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

The use of generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.  INVESTMENTS

The Company accounts for its investments in marketable securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company has determined that certain of its investments in marketable securities are to be classified as available-for-sale and recorded at fair value. These investments are carried at market value, with the unrealized gains or losses, net of tax, reported as a component of comprehensive income in the statement of shareholders' equity. Realized gains or losses on securities sold are based upon the specific identification method.

If the Company acquires between 20% - 50% of another company's equity, the investment is accounted for under equity accounting rules prescribed by Accounting Principles Board Opinion No. 18, "The equity method of accounting for investments in common stock." If the Company acquires less than a 20% interest, the investment is either carried at cost or, if publicly traded, as available for sale securities. The Company's proportionate share of investment income or loss in affiliates accounted for under the equity method is recorded as part of other income.

There were neither dividends declared nor transactions between affiliates for either of the three-month periods ended March 31, 2000 and March 31, 1999.


3.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

-----------------------------------------------------------------------------------------------------------------------------
                                                                            Three Months Ended March 31
-----------------------------------------------------------------------------------------------------------------------------
                                                                      2000                             1999
-----------------------------------------------------------------------------------------------------------------------------
Basic earnings per share:
-----------------------------------------------------------------------------------------------------------------------------
Loss/(income) from continuing operations                        $    (2,597)                     $     4,174
-----------------------------------------------------------------------------------------------------------------------------
(Loss)/income from discontinued operations                           (1,421)                           5,930
-----------------------------------------------------------------------------------------------------------------------------
Net (loss)/income                                               $    (4,018)                     $    10,104
-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
Divided by:
-----------------------------------------------------------------------------------------------------------------------------
   Weighted average shares outstanding                           49,950,000                       50,314,000
-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
(Loss)/earnings per share - Basic:
-----------------------------------------------------------------------------------------------------------------------------
(Loss)/income per share from continuing
 operations                                                     $     (0.05)                     $      0.08
-----------------------------------------------------------------------------------------------------------------------------
(Loss)/income per share from discontinued
 operations                                                           (0.03)                            0.12
-----------------------------------------------------------------------------------------------------------------------------
  Total earnings per share-Basic                                $     (0.08)                     $      0.20
-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
Diluted earnings per share:
-----------------------------------------------------------------------------------------------------------------------------
Income from continuing operations                               $    (2,597)                     $     4,174
-----------------------------------------------------------------------------------------------------------------------------
Income from discontinued operations                                  (1,421)                           5,930
-----------------------------------------------------------------------------------------------------------------------------
Net income                                                      $    (4,018)                     $    10,104
-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
Divided by:
-----------------------------------------------------------------------------------------------------------------------------
   Weighted average shares outstanding                                    -                       50,314,000
-----------------------------------------------------------------------------------------------------------------------------
    Dilutive effect of common stock
     equivalents                                                          -                          736,000
-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
Diluted average common shares                                                                     51,050,000
-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
Diluted earnings per share:
-----------------------------------------------------------------------------------------------------------------------------
From continuing operations                                      $    (0.05)                      $      0.08
-----------------------------------------------------------------------------------------------------------------------------
From discontinued operations                                         (0.03)                             0.12
-----------------------------------------------------------------------------------------------------------------------------
  Total diluted earnings per share                              $    (0.08)                      $      0.20
-----------------------------------------------------------------------------------------------------------------------------

Options for 1,528,000 shares and 1,387,000 shares related to the Company's debt under a convertible promissory note have not been included in the diluted calculation of earnings per share as their effect would be antidilutive.


4.  BUSINESS COMBINATIONS

Purchases
---------

The following is a discussion of the Company's acquisitions in 2000 accounted for as purchases. Operating results for each of the respective acquisitions have been included in the Company's operations since the date of acquisition. Pro forma disclosures regarding these purchase acquisitions have not been provided because they are not material on either an individual or an aggregate basis.

On March 2, 2000, the Company acquired 75% of the outstanding common stock of IRG, Inc. ("IRG") for $4,687,500. The amount of the purchase price allocated to goodwill and purchased intangible assets is being amortized over a five year life. If certain performance targets are satisfied, the selling shareholders of IRG will be entitled to receive future payments over the next three years that in the aggregate will not exceed $3.6 million.

On January 24, 2000, the Company acquired 89% of the outstanding common stock of Ex-tra-net Applications Inc., for $5,020,000. The amount of the purchase price allocated to goodwill and purchased intangible assets is being amortized over a five year life.

Future payments for certain previous acquisitions may be made based upon agreed upon calculations for the years ending 1999 and 2000. The aggregate amount of the payments related to the purchase agreements will not exceed $2.9 million. A payment of approximately $1.4 million was made during the first quarter of 2000 related to these agreements.

Pooling of Interests
--------------------

On January 4, 1999 the Company acquired all the issued and outstanding stock of The Amber Group ("Amber") in exchange for 1,095,001 of the Company's common stock. In connection with the merger, the Company incurred approximately $1.7 million of merger-related costs which were expensed in the first quarter of 1999. These expenses consisted primarily of severance payments, office closures and related professional fees. The Company assessed its workforce as part of the acquisition of Amber and concluded that the additional layer of management that would have been formed was not consistent with the Company's long-range business plan.


5. SEGMENT INFORMATION

In accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), the Company has two reportable operating segments, the Solutions segment and the Staffing segment, which have been defined by management based primarily on the scope of services offered by each segment. During April 2000, the Company's board of directors approved and implemented a plan to sell its Staffing business; therefore, the Staffing segment is being treated as a discontinued operation for financial reporting purposes.

The Solutions division develops, manages and staffs information technology ("IT") and electronic commerce services ("eServices") projects for its customers. The Solutions division employs highly trained and skilled IT professionals trained in enterprise resource planning ("ERP") implementation, network services, eServices consulting, data mining and warehousing, with additional focuses on web design and integration with vendors and customers. The majority of Solutions projects are coordinated by project managers who work directly with end user clients to develop IT and eServices projects to meet client needs. The Solutions division benefits from affiliations with a number of software companies, ranging from ERP to supply-chain and customer-interaction vendors, and from the Company's subsidiary Mascot Systems Ltd.'s ("Mascot Ltd.") offshore software development centers, which are connected via secure, high speed satellite links to the Company's headquarters and directly to the client sites.

The Staffing division provides the services of IT professionals to assist in the completion of client-managed projects. All professionals within the Staffing division take direction by the clients for the duration of each project, and do not undertake to manage projects. The Staffing division focuses on developing national and global relationships with major system integrators and assists these integrators in meeting their customers' needs by providing technical expertise and complementary capabilities.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates segment performance based upon profit or loss from operations. The Company does not allocate income taxes, other income or expense and non-recurring charges to segments.


6.  DISCONTINUED OPERATIONS

In April of 2000 the Company's board of directors approved a plan to divest the Company of the Staffing business segment. Accordingly, the Staffing business segment is being reported as a discontinued operation in the consolidated statement of income.

The Staffing business segment operates in the United States, Canada and Australia. Primary assets consist of a staff of more than 1,200 IT professionals, existing client relationships and support infrastructure.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with Part II, Item 7 of the registrant's Annual Report filed on Form 10-K for the year ended December 31, 1999, as amended. The information contained herein is not a comprehensive management overview and analysis of the financial condition and results of operations of the Company, but rather updates disclosures made in the aforementioned filing. The following discussion should also be read in conjunction with the consolidated condensed financial statements and notes thereto appearing elsewhere in this report. As used herein, "iGate Capital" or the "Company" shall mean iGate Capital Corporation and each of its consolidated subsidiaries.

This Quarterly Report on Form 10-Q ("Form 10-Q") contains statements that are not historical facts and that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the use of words such as "believes," "expects," "may," "will," "should," "intends," "continue," "anticipates," or by similar expressions, and can also be found in discussions of our strategy and our plans. You should not place undue reliance on these forward-looking statements. These statements involve important risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in any forward-looking statements. We assume no obligation to update these forward-looking statements as circumstances change. While we cannot predict all of these risks and uncertainties, important risk factors that could cause actual results to differ materially from our current beliefs and expectations are discussed below under the heading "Risk Factors" and in other documents we file with the Securities and Exchange Commission.

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

From inception and through early March 2000, we conducted the majority of our business through our wholly-owned subsidiary Mastech Systems Corporation ("Mastech Systems"). In March 2000, we announced an internal reorganization in which we changed our name to iGate Capital Corporation and we transferred substantially all of the assets of Mastech Systems to subsidiary operating companies. We believe that this reorganization will enhance our ability to identify and penetrate emerging IT and eServices markets quickly and effectively. The reorganization represents an initial step in our strategy to significantly expand our portfolio of services through (i) internal creation of new service offerings, (ii) the development of our existing service offerings and (iii) acquisition of, and strategic investment in, new eServices businesses.

In the fourth quarter of 1999, we began to manage our business and strategic objectives in new ways. Our new approach, which was the impetus for the internal reorganization described above, led us to revise our reportable operating segments. We segmented our business into two distinct segments. Our segments were "Staffing" and "Solutions." During April 2000, we decided to divest the "Staffing" segment. For reporting purposes, the Staffing segment of our business will be treated as a discontinued operation for the periods presented, and going forward we will no longer have a segmented approach to managing our business.

Our majority owned subsidiary operating companies as of March 31, 2000 included Emplifi, Inc. ("Emplifi"), a web based integrator; Mascot Ltd., a provider of offshore web-focused services; ENS, Inc. ("ENS") specializing in network consulting; RedBrigade, Inc., formerly named iGate Europe, Inc. ("RedBrigade"), a web integrator for the European marketplace; Chen and McGinley, Inc. ("CMI"), a provider of application solutions; eJIVA, Inc. ("eJiva"), a provider of customer care and Internet trading solutions; Ex-tra-net, Inc. ("Ex-tra-net"), a provider of e-Vendor management services; and Innovative Resource Group, Inc. ("IRG"), specializing in business intelligence management. In April 2000 ENS merged with and into Planning Technologies, Inc., an entity in which we now hold a 50% ownership interest.

Emplifi, eJiva, ENS, CMT and RedBrigade earn a substantial portion of their revenues on a time-and-materials basis as services are performed. Mascot Ltd. earns revenue on a time-and- materials basis and on a percentage-of-completion basis, based upon a fixed price. Ex-tra-Net recognizes revenues upon implementation and client acceptance of an application and through monthly service fees, in accordance with SOP 97-2 Software Revenue Recognition. IRG recognizes revenues based upon services provided as dictated in client contracts. The financial results of these companies are included as part of our consolidated operations for the quarter ended March 31, 2000.

We have also purchased equity in eServices companies. These investments reflect ownership proceedings from 25% to 50% and in each case we have representation on the board of directors. Currently we have such investments in three entities: Symphoni, a provider of web based media and marketing services, iProcess, a provider of web based business process outsourcing; and Air2Web, a wireless applications service provider. These investments are accounted for under the equity method of accounting, and our income or loss is reported in the Other Income section of the consolidated income statement.

In February 2000, we formed iGate Ventures I, L.P., a venture fund (the "Fund"), which invests in eServices companies and other companies that can leverage the resources of other iGate Capital companies. iGate Capital funds 100% of the costs of operating the Fund and 100% of the costs of each of the Fund's investments. We are entitled to a preferred return on our investments in the Fund plus 80% of the net capital gains of the Fund. Currently, the Fund has strategic investments in VCampus, a web based education provider; Brainbench, a provider of web based professional certification; and Versata, an eBusiness software provider.

The Fund accounts for its investment in Versata as an available for sale security in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This investment is carried at market value, with the unrealized gains or losses, net of tax, reported as a component of comprehensive income in the statement of shareholders' equity. The Fund recognizes its proportionate share of income or loss in its VCampus investment under the equity method of accounting as other income on the consolidated income statement. All other investments are accounted for at cost.


Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

The following discussion compares the quarters ended March 31, 2000 and March 31, 1999, in each case without our Staffing segment which has been treated as discontinued during this quarter.

Revenues. Our revenues increased 45% or $26.6 million to $85.5 million in the first quarter of 2000 from $58.9 million in the first quarter of 1999. This increase in revenues was primarily due to increases in our overall customer base, and the expansion of the types of services we provided to our existing customers

Gross Profit. Our cost of revenues consists primarily of salaries and employee benefits for our billable IT professionals as well as related travel and relocation costs incurred by these professionals. Our gross profit in the first quarter of 2000 was $29.5 million or 35%, which was a 12% increase from $26.3 million or 45% in the first quarter of 1999. The major factors contributing to the decrease in gross profit margins were increasing benefits cost and the increased usage of contract labor.

Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses consist of costs associated with our sales and marketing efforts, executive management, finance and human resource functions, facilities and telecommunications costs, depreciation and amortization, as well as other general overhead expenses. Our SG&A expenses increased 70%, or $13.1 million, to $31.8 million in the first quarter of 2000 from $18.7 million in the first quarter of 1999. This increase is a result of our aggressive recruiting and hiring of new managing directors, other executives and administrative personnel in order to manage and staff our new subsidiary operating companies.

Equity in Losses of Affiliated Companies. Equity in losses of affiliates of $2.1 million consists of losses in our joint ventures such as Symphoni and iProcess, and in our equity investments, such as Air2Web and VCampus. In the first quarter of 1999, we did not have any joint ventures or equity investments. The majority of our joint ventures and equity investments involve entities in the early stages of development, and we expect to incur losses in these companies until they are able to move beyond their respective start-up phases. We expect this income statement line item and income classification to become more significant and at times volatile, as we continue to invest in, and participate in joint ventures involving, eServices companies.


Other Expense/(Income), net. Other expense for the first quarter of 2000 increased due to aggregate interest expense incurred on a promissory note and a line of credit in excess of earnings on our tax-exempt municipal bond portfolio.

Merger-Related Expenses. We had no merger related expenses in the first quarter of 2000 compared with the $1.7 million of merger-related expenses in the first quarter of 1999 related to our acquisition of The Amber Group.

Income Taxes/(Benefit). Our income tax benefit was $1.7 million, at an effective rate of 40% for the first quarter ended March 31, 2000 as compared to tax expense of $2.4 million at an effective rate of 36.9% for the quarter ended
March 31, 1999.   Our effective rate increased in the first quarter of 2000
primarily due to nondeductible goodwill amortization charges that were incurred in connection with our acquisitions described elsewhere in this Form 10-Q.

(Loss)/Income from Discontinued Operations. Our losses in the first quarter of 2000 consist of Staffing costs in excess of Staffing revenues, net of an income tax benefit at an effective rate of 40%. Staffing revenues exceeded Staffing costs during the quarter ended March 31, 1999 as a consequence of the higher demand for Staffing services in 1999, and we realized net income of $5.9 million in the first quarter of 1999 for the Staffing segment. The costs associated with the now discontinued Staffing operations were $2.4 for the first quarter of 2000.

Net (loss)/Income. We incurred a net loss from continuing operations of $2.6 million as compared to net income from continuing operations of $4.2 million at March 31, 1999, which caused us to use cash of $13.1 million in cash for continuing operations for the current period, as compared to generating $5.2 million in the quarter ended March 31, 1999. The most significant reason for the net loss from continuing operations for the first quarter of 2000 was related to the internal reorganization that was announced in March 2000.

Liquidity and Capital Resources

Our working capital position decreased $23 million from December 31, 1999 to March 31, 2000. Some of the more significant items that comprised this reduction were acquisitions, increases in accounts receivable as our days sales outstanding remained consistent (from 81 at December 31, 1999 to 80 at March 31,
2000), increases in prepaid expenses resulting primarily from income tax benefits attributed to stock option exercises by employees, and an increase in deferred income tax assets.

At March 31, 2000, we had cash and short-term investments of $27.1 million and $67.9 million, respectively, as compared to cash and short-term investments of $23.6 million and $74.8 million, respectively, at December 31, 1999. Short-term investments in both periods consisted mainly of tax-exempt bonds.

During the three months ended March 31, 2000, we used $41.5 million for acquisitions as compared to $9.1 million in the prior-year period. Through our venture fund we made strategic investments in VCampus, Brainbench, and Versata. We also provided working capital funding to our two start-up joint ventures Symphoni and iProcess, and we purchased a 25% equity interest in Air2Web. In addition, our operating company purchased majority ownership interests in Ex-tra-net and IRG.

Capital expenditures for the three-month periods ended March 31, 2000 and March 31, 1999 were $2.9 million and $2.3 million, respectively. The capital expenditures for each of the quarters consisted primarily of computers and related equipment necessary to sustain internal growth. We also had net maturities of investments of $8.4 million and $0.2 million, at March 31,2000 and March 31,1999, respectively. When our tax-exempt securities matured, the proceeds were immediately invested in a similar investment in each of the quarters.

Our financing activities for the quarter ended March 31, 2000, provided us with cash in the amount of $46.4 million, as compared to $2.1 million in the prior-year period. We drew $33.5 million on our $75 million revolving credit facility with PNC Bank, N.A. (the "PNC Credit Facility"), and we generated cash in the amount of $12.8 million as a result of the exercises of employee stock options. As of March 31, 1999, we generated cash in the amount of $1.9 million as a result of the exercises of employee stock options and we had no borrowings under our PNC Credit Facility. We borrowed $33.5 million during the first quarter of 2000 for the primary purpose of funding acquisitions.

On July 22, 1999, we completed a private placement of a $30,000,000 Convertible Promissory Note (the "GE Note") to GE Capital Equity Investments, Inc.
("GE Capital"). The entire principal amount of the GE Note will mature on July 22, 2004, and the first interest payment was paid on January 31, 2000. The GE
Note is convertible at any time after July 22, 2002 through its maturity, at the option of the holder, into shares of iGate Common Stock; provided, however, that the portion of the GE Note that may be converted into iGate Common Stock may be limited if the revenues we generate by performing services for GE Capital and certain of its affiliates fall below certain targets.

Going forward, we may be obligated to pay cash earnouts related to certain prior acquisitions. These earnout arrangements were agreed upon at the time we acquired our interests in these entities and will be paid if these companies meet certain performance benchmarks. If all performance benchmarks are met, we will pay cash earnouts of approximately $11 million over the twelve-month period ending March 31, 2001.

We do not believe that inflation had a significant impact on our results of operations for the periods presented. On an ongoing basis, we attempt to minimize any effects of inflation on our operating results by controlling operating costs and, whenever possible, seeking to insure that billing rates reflect increases in costs due to inflation.

Consistent with our plans to take advantage of early-stage opportunities in emerging eServices markets, we recognize the need to have cash readily available for strategic investments and acquisitions and to fund our joint ventures during their start-up phases. We believe we will be able to meet our liquidity and cash needs for the twelve-month period ending March 31, 2001 through a combination of available cash balances and our unused borrowings.

Our functional currency for financial reporting purposes is the US Dollar. We generally invoice our clients and pay expenses in the local currency of the country in which the client is located. Income statement translation gains and losses arising from differences between the functional and local currencies are recognized in the consolidated income statements and have not had a significant impact on the results of operations. Balance sheet gains and losses as a result of fluctuations in foreign currency exchange rates are recognized in shareholders' equity as a component of comprehensive income. We continually evaluate the economic conditions of each country in which we operate and base our foreign currency accounting policies on those assessments.

Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 was originally effective for fiscal years beginning after June 15, 1999.

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


Risk Factors

Set forth below and elsewhere in this Form 10-Q and in the other documents we file with the Securities and Exchange Commission are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Form 10-Q.

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


Recruitment and Retention of IT and eServices Professionals

Our business involves the delivery of professional services and is labor-intensive. Our success depends upon our ability to attract, develop, motivate and retain highly skilled IT and eServices professionals and project managers who possess the technical skills and experience necessary to deliver our services. Qualified IT and eServices professionals are in great demand worldwide and are likely to remain a limited resource for the foreseeable future. There can be no assurance that qualified IT and eServices professionals will continue to be available to us in sufficient numbers, or that we will be successful in retaining current or future employees. Failure to attract or retain qualified IT and eServices professionals in sufficient numbers could have a material adverse effect on our business, operating results and financial condition. Historically, we have done most of our recruiting outside of the countries where the client work is performed. Accordingly, any perception among our IT and eServices professionals, whether or not well founded, that our ability to assist them in obtaining temporary work visas and permanent residency status has been diminished, could lead to significant employee attrition.


Government Regulation of Immigration

We recruit IT and eServices professionals on a global basis and, therefore, must comply with the immigration laws in the countries in which we operate, particularly the United States. As of March 31, 2000, approximately 35% of our worldwide workforce were working under H-1B temporary work permits in the United States. Statutory law limits the number of new H-1B petitions that may be approved in a fiscal year. On October 22, 1998, the "American Competitiveness and Workforce Improvement Act" was signed into law. The H-1B annual quota for fiscal year 2000 is 115,000, and the quota for fiscal year 2001 will be 107,500. If we are unable to obtain H-1B visas for our employees in sufficient quantities or at a sufficient rate for a significant period of time, our business, operating results and financial condition could be adversely affected.

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

Exposure to Regulatory and General Economic Conditions in India

Our subsidiary Mascot Ltd. utilizes an offshore software development center based in Bangalore with additional offices in Pune and Chennai, India. Mascot Ltd. also operates recruiting and training centers in India. The Indian government exerts significant influence over its economy. In the recent past, the Indian government has provided significant tax incentives and relaxed certain regulatory restrictions in order to encourage foreign investment in certain sectors of the economy, including the technology industry. Certain of these benefits that directly affect us include, among others, tax holidays (temporary exemptions from taxation on operating income), liberalized import and export duties and preferential rules on foreign investment and repatriation. To be eligible for certain of these tax benefits, we must continue to meet certain conditions. A failure to meet such conditions in the future could result in the cancellation of the benefits. There can be no assurance that such tax benefits will be continued in the future at their current levels. Changes in the business or regulatory climate of India could have a material adverse effect on our business, operating results and financial condition.

Although wage costs in India are significantly lower than in the United States and elsewhere for comparably skilled IT and eServices professionals, wages in India are increasing at a faster rate than in the United States. In the past, India has experienced significant inflation and shortages of foreign exchange, and has been subject to civil unrest and acts of terrorism. Changes in inflation, interest rates, taxation or other social, political, economic or diplomatic developments affecting India in the future could have a material adverse effect on our business, operating results and financial condition.


Risks Associated with Covenants in Certain Financing Instruments

Each of the PNC Credit Facility and the GE Note contain restrictive covenants that require us to meet certain financial criteria on a rolling quarterly basis. In light of our reorganization and our determination to treat our Staffing business as a discontinued operation for financial reporting purposes, we may not be able to continue to satisfy the financial covenants in these documents. If we are not able to renegotiate the terms and conditions of these financial covenants and if we cannot satisfy such covenants, each of PNC and GE Capital will have the option of making the full amount of our outstanding debt under these instruments immediately due and payable; and, with respect to the GE Note, GE Capital will have the option of converting any amounts we owe to GE Capital into iGate Common Stock.

Intense Competition in the IT Services and eServices Industries

The IT services and eServices industries are highly competitive and served by numerous national, regional and local firms, all of which are either our existing or potential competitors. Primary competitors include participants from a variety of market segments, including "Big Five" accounting firms, systems consulting and implementation firms, applications software firms, service groups of computer equipment companies, general management consulting firms and programming companies. Many of these competitors have substantially greater financial, technical and marketing resources and greater name recognition than we have. There are relatively few barriers to entry into our markets and we may face additional competition from new entrants into our markets. In addition, there is a risk that clients may elect to increase their internal resources to satisfy their applications solutions and eServices needs. Further, the IT services industry is undergoing consolidation, which may result in increasing pressure on margins. These factors may limit our ability to increase prices commensurate with increases in compensation. There can be no assurance that we will compete successfully with existing or new competitors in the IT services and eServices markets.

Risk that iGate Companies May Compete with Each Other

iGate Companies may compete with each other for customers, talented employees and strategic relationships. In addition, iGate Capital Corporation may compete with the various iGate Companies for acquisition opportunities in the IT services and eServices industries. Such competition may make it more difficult or costly for iGate Capital Corporation or other iGate Companies to enter into strategic relationships, negotiate acquisitions or conduct business.

Risks Related to Inability to Acquire Additional Businesses

An important component of our strategy for success is our plan to continue to expand our operations through the acquisition of, or investment in, additional businesses and companies. We may be unable to identify businesses that complement our strategy for growth, and even if we succeed in identifying a company with such a business, we may not be able to proceed to acquire the company, its relevant business or an interest in the company for many reasons, including:

 .  a failure to agree on the terms of the acquisition or investment;
 .  incompatibility between iGate Capital and the management of the company which we wish to acquire or in which we wish to invest;
 .  competition from other potential acquirers (including publicly-traded
   Internet companies, venture capital companies and large corporations, many of which have greater financial resources and brand name recognition than we
   do);
 . a lack of capital to make the acquisition or investment; and . the unwillingness of the company to partner with us.

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

Potential Liability to Clients

Many of our engagements involve projects that are critical to the operations of our clients' businesses and provide benefits that may be difficult to quantify. Although we attempt to contractually limit our liability for damages arising from errors, mistakes, omissions or negligent acts in rendering our services, there can be no assurance that our attempts to limit liability will be successful. Our failure or inability to meet a client's expectations in the performance of our services could result in a material adverse change to the client's operations and therefore could give rise to claims against us or damage our reputation, adversely affecting our business, operating results and financial condition.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

On June 30, 1998, we entered into a foreign exchange contract with PNC Bank, N.A. to hedge our foreign exchange exposure on certain intercompany debt. The contract initially provided for maturation on September 30, 1998 and has since been extended on a quarterly basis. On March 31, 2000, the contract was extended to June 30, 2000.

The outstanding contract is for the sale by iGate Capital of 7 million Canadian dollars at an exchange rate of 1.456 (US $4,807,692). When the contract matures on June 30, 2000, we expect to access the foreign exchange markets at the then prevailing exchange rate to purchase 7 million Canadian dollars for delivery to PNC Bank, N.A. If the then prevailing exchange rate is lower then 1.456, we will record a gain for the difference between the spot rate and the contract rate. Conversely, if the spot rate is higher than 1.456, we will record a loss equal to the difference between the spot rate and the contract rate. At March 31, 2000, the USD/CAD exchange rate was 1.4495.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Neither iGate Capital Corporation nor any of its subsidiaries is party to any litigation that is expected to have a material or adverse effect on the Company or its business.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On March 7, 2000, we issued 150,943 shares of iGate Common Stock as partial consideration for a 25% ownership interest in Air2Web. The Company relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, in connection with this issuance of shares of iGate Common Stock. No underwriter was involved in this private placement.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     The following exhibits are being filed with this report:


     Exhibit Number    Description
     --------------    -----------

     10.1 Employment Agreement dated as of January 21, 2000 by and between the Company and Bruce E. Haney

     27.1  Financial Data Schedule for the three months ended March 31, 2000


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

                                     iGATE CAPITAL CORPORATION
                                     (REGISTRANT)


Dated:   May 15, 2000                 /s/ Sunil Wadhwani
                                      ---------------------------
                                      Co-Chairman, Chief Executive Officer
                                      and Director


Dated:   May 15, 2000                 /s/ Bruce E. Haney
                                      ---------------------------
                                      Managing Director, Chief Financial
                                      Officer, Treasurer and Secretary

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of iGate Capital Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of iGate Capital Corporation (a Pennsylvania Corporation) and its subsidiaries as of March 31, 2000, and the related condensed consolidated statements of income, shareholders' equity and cash flows for the three-month periods ended March 31, 2000 and March 31, 1999. These condensed consolidated financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of iGate Capital Corporation and its subsidiaries as of December 31, 1999, (not presented herein), and, in our report dated January 27, 2000. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                                         /S/ ARTHUR ANDERSEN LLP
Pittsburgh, Pennsylvania,
May 12, 2000