Form 10-Q/A
period 2000-03-31
IGATE CAPITAL CORP
filed 2000-05-26
CIK 1024732

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-Q/A
                               (Amendment No. 1)


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 for the quarterly period ended March 31, 2000
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to __________

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

                                 Yes [X]  No [ ]

The number of shares of the registrant's Common Stock, par value $0.01 per share ("iGate Common Stock"), outstanding as of April 20, 2000 was 49,469,167.

                           iGATE CAPITAL CORPORATION
                        QUARTERLY REPORT ON FORM 10-Q/A
                      FOR THE QUARTER ENDED MARCH 31, 2000
                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION                                                 1

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                           1

        (a) UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
        FOR EACH OF THE THREE MONTH PERIODS ENDED MARCH 31, 2000
        AND MARCH 31, 1999                                                    1

        (b) CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31,
        2000 (UNAUDITED) AND DECEMBER 31, 1999                                2

        (c) UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS'
        EQUITY AS OF MARCH 31, 2000                                           3

        (d) UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH
        FLOWS FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2000
        AND MARCH 31, 1999                                                    4

        (e) NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
        STATEMENTS                                                            4

        (f) REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                          8

        SIGNATURE                                                             8

PART 1  FINANCIAL INFORMATION


ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(a)
                           iGate Capital Corporation

                  Condensed Consolidated Statements of Income
                 (dollars in thousands, except per share data)
                                  (unaudited)

                                                     Three months ended March 31,
                                                   2000                          1999
                                               -----------------------------------------
Revenues                                          $85,551                       $58,984
Cost of revenues                                   56,020                        32,730
                                               -----------------------------------------
Gross profit                                       29,531                        26,254

Selling, general and administrative                31,758                        18,666
                                               -----------------------------------------
(Loss)/income from operations                      (2,227)                        7,588

Equity in losses of affiliated companies            2,072                             -
Other expense/(income)                                 60                          (751)
Minority Interest                                     (31)                            -
Merger-related expenses                                 -                         1,727
                                               -----------------------------------------
(Loss)/income before income taxes                  (4,328)                        6,612
Income tax (benefit)/provision                     (1,731)                        2,438
                                               -----------------------------------------
(Loss)/income from continuing operations           (2,597)                        4,174

(Loss)/income from discontinued operations,
 net of income taxes                               (1,421)                        5,930
                                               -----------------------------------------

Net (loss)/income                                 $(4,018)                      $10,104
                                               =========================================

Net (loss)/income per common share, basic:
From continuing operations                         $(0.05)                      $  0.08
From discontinued operations                        (0.03)                         0.12
                                               -----------------------------------------
Total                                              $(0.08)                      $  0.20
                                               =========================================

Net (loss)/income per common share, diluted:
From continuing operations                         $(0.05)                      $  0.08
From discontinued operations                        (0.03)                         0.12
                                               -----------------------------------------
Total                                              $(0.08)                      $  0.20
                                               =========================================

   The accompanying notes are an integral part of the condensed consolidated financial statements.

(b)
                           iGate Capital Corporation

                     Condensed Consolidated Balance Sheets
                             (dollars in thousands)

                                                                          March 31,            December 31,
                                                                            2000                   1999
                                                                         (unaudited)             (audited)
                                                                     --------------------------------------
                        ASSETS
Current Assets:
Cash and cash equivalents (cost approximates market)                       $ 27,103               $ 23,575
Investments in marketable securities                                         67,904                 74,846
Accounts Receivable, net                                                     76,063                 67,626
Prepaid and other assets                                                     20,527                 11,197
Deferred income taxes                                                         2,136                  1,676
Net current assets of discontinued operations                                14,624                 21,752
                                                                     --------------------------------------
Total current assets                                                        208,357                200,672

Equipment and leasehold improvements, net                                    19,731                 17,911
Intangible assets, net                                                       42,065                 35,920
Investments in unconsolidated affiliates                                     33,312                    790
Net noncurrent assets of discontinued operations                              8,046                  8,619
                                                                     --------------------------------------
     Total assets                                                          $311,511               $263,912
                                                                     ======================================

           LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Revolving credit facility                                                  $ 33,500               $      -
Accounts payable                                                              6,489                  8,177
Accrued payroll and related costs                                            24,912                 25,373
Other accrued liabilities                                                     7,573                  8,243
                                                                     --------------------------------------
Total current liabilities                                                    72,474                 41,793

Long-term debt                                                               30,000                 30,000
Other long-term liabilities                                                   1,479                    982
Minority interest                                                               528                      -
Deferred income taxes                                                         7,883                  6,975
                                                                     --------------------------------------
     Total liabilities                                                      112,364                 79,750

Shareholders' equity
Preferred stock, without par value                                                -                      -
Common stock, par value $0.01 per share                                         511                    505
Additional paid-in capital                                                  133,320                115,722
Retained earnings                                                            79,289                 83,307
Common stock in treasury, at cost                                           (14,095)               (14,095)
Accumulated other comprehensive income                                          122                 (1,277)
                                                                     --------------------------------------
Total shareholders' equity                                                  199,147                184,162
                                                                     --------------------------------------
     Total liabilities and shareholders' equity                            $311,511               $263,912
                                                                     ======================================


   The accompanying notes are an integral part of the condensed consolidated financial statements.

(c)
                           iGate Capital Corporation

           Condensed Consolidated Statements of Shareholders' Equity
                 (dollars in thousands, except per share data)
                                  (unaudited)

                                                                                        Accumulated
                                           Series A    Additional                          Other         Total
                         Common Stock      preferred    Paid-in    Retained  Treasury  Comprehensive  Shareholders'  Comprehensive
----------------------------------------------------------------------------------------------------------------------------------
                                   Par            Par
                        Shares    Value  Shares  Value  Capital    Earnings   Shares      Income         Equity         Income
-----------------------------------------------------------------------------------------------------------------------------------
Balance,
 December 31,1999      50,506,141   $505     1     $-  115,722     $83,307   $(14,095)   $(1,277)       $184,162
----------------------------------------------------------------------------------------------------------------------------------
Exercise of stock
 options, net of
 tax benefit              641,844      6                17,598                                            17,604
----------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
----------------------------------------------------------------------------------------------------------------------------------
Net unrealized gain on
 investments, net
 of tax                                                                                    1,465           1,465         $ 1,465
----------------------------------------------------------------------------------------------------------------------------------
Currency translation
 adjustment                                                                                  (66)            (66)            (66)
----------------------------------------------------------------------------------------------------------------------------------
Net (loss)                                                          (4,018)                               (4,018)         (4,018)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                         $(2,619)
----------------------------------------------------------------------------------------------------------------------------------
Balance
 March 31, 2000        51,147,985    511     1     $- $133,320     $79,289   $(14,095)   $   122        $199,147
----------------------------------------------------------------------------------------------------------------------------------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

(d)
                           iGate Capital Corporation

                Condensed Consolidated Statements of Cash Flows
                 (dollars in thousands, except per share data)
                                  (unaudited)

                                                                                           Three months ended March 31,
                                                                                          2000                      1999
                                                                                    ---------------------------------------
Net cash flows (used in)/provided by continuing operations                               $(13,156)                 $  5,229
Net cash flows (used in)/provided by discontinued operations                                6,281                    (3,622)
                                                                                    ---------------------------------------
                                                                                           (6,875)                    1,607
Cash flows used in investing activities:
  Acquisitions, net of cash acquired                                                       (6,968)                   (9,055)
  Investments in unconsolidated affiliates                                                (34,594)                        -
  Additions to equipment and leasehold improvements                                        (2,852)                   (2,270)
  Sales of marketable securities                                                            8,407                         -
                                                                                    ---------------------------------------
Net cash flows used in investing activities                                               (36,007)                  (11,325)

Cash flows provided by financing activities:
  Net borrowings on revolving line of credit                                               33,500                         -
  Proceeds from exercise of stock options                                                  12,810                     1,944
  Other                                                                                       100                       136
                                                                                    ---------------------------------------
Net cash provided by financing activities                                                  46,410                     2,080

Increase/(decrease) in cash and cash equivalents                                            3,528                    (7,638)
Cash and cash equivalents, beginning of period                                             23,575                    35,493
                                                                                    ---------------------------------------
Cash and cash equivalents, end of period                                                $  27,103                  $ 27,855
                                                                                    =======================================


  The accompanying notes are an integral part of these condensed consolidated financial statements.


      (e)  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared by iGate Capital Corporation (the "Company") in accordance with generally accepted accounting principles for interim financial information and
Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. The condensed consolidated financial statements as of and for the three months ended March 31, 2000 should be read in conjunction with the Company's consolidated financial statements (and notes thereto) included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 1999, as amended (the "1999 Form 10-K"). Accordingly, the accompanying condensed consolidated financial statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included, and all adjustments unless otherwise discussed in the notes to the condensed consolidated financial statements are of a normal and recurring nature. The information contained herein is not a comprehensive management overview and analysis of the financial condition and results of operations of the Company, but rather updates disclosures made in the 1999 Form 10-K. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

If the Company acquires between 20% - 50% of another company's equity, the investment is accounted for under equity accounting rules prescribed by Accounting Principles Board Opinion No. 18, "The equity method of accounting for investments in common stock." If the Company acquires less than a 20% interest, the investment is either carried at cost or, if publicly traded, as available for sale securities. The Company's proportionate share of investment income or loss in affiliates accounted for under the equity method is recorded as part of equity in income/losses of affiliated companies.

There were neither dividends declared nor transactions between affiliates for either of the three-month periods ended March 31, 2000 and March 31, 1999.

3.  EARNINGS PER SHARE


The following table sets forth the computation of basic and diluted earnings per share:

                                                                         Three Months Ended March 31
------------------------------------------------------------------------------------------------------------
                                                                     2000                             1999
------------------------------------------------------------------------------------------------------------
Basic earnings per share:
Loss/(income) from continuing operations                        $    (2,597)                     $     4,174
(Loss)/income from discontinued operations                           (1,421)                           5,930
------------------------------------------------------------------------------------------------------------
Net (loss)/income                                               $    (4,018)                     $    10,104
=============================================================================================================
Divided by:
   Weighted average shares outstanding                           49,950,000                       50,314,000
=============================================================================================================
(Loss)/earnings per share - Basic:
(Loss)/ income per share from continuing
 operations                                                     $     (0.05)                     $      0.08
(Loss)/income per share from discontinued
 operations                                                           (0.03)                            0.12
------------------------------------------------------------------------------------------------------------
  Total earnings per share-Basic                                $     (0.08)                     $      0.20
============================================================================================================
Diluted earnings per share:
Income from continuing operations                               $    (2,597)                     $     4,174
Income from discontinued operations                                  (1,421)                           5,930
------------------------------------------------------------------------------------------------------------
Net income                                                      $    (4,018)                     $    10,104
============================================================================================================
Divided by:
  Weighted average shares outstanding                                     -                       50,314,000
  Dilutive effect of common stock
     equivalents                                                          -                          736,000
------------------------------------------------------------------------------------------------------------
Diluted average common shares                                                                     51,050,000
============================================================================================================
Diluted earnings per share:
From continuing operations                                      $     (0.05)                     $      0.08
From discontinued operations                                          (0.03)                            0.12
------------------------------------------------------------------------------------------------------------
  Total diluted earnings per share                              $     (0.08)                     $      0.20
============================================================================================================

Options for 1,528,900 shares and 1,387,000 shares related to the Company's debt under a convertible promissory note have not been included in the diluted calculation of earnings per share as their effect would be antidilutive.

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

On March 2, 2000, the Company acquired 75% of the outstanding common stock of IRG, Inc. ("IRG") for $4,687,500. The amount of the purchase price allocated to goodwill and purchased intangible assets is being amortized over a five-year life. If certain performance targets are satisfied, the selling shareholders of IRG will be entitled to receive future payments over the next three years that in the aggregate will not exceed $3.6 million.

On January 24, 2000, the Company acquired 89% of the outstanding common stock of Ex-tra-net Applications Inc. for $5,020,000. The amount of the purchase price allocated to goodwill and purchased intangible assets is being amortized over a five-year life.

Pooling of Interests
--------------------

On January 4, 1999 the Company acquired all the issued and outstanding stock of The Amber Group ("Amber") in exchange for 1,095,001 of the Company's common
stock.   In connection with the merger, the Company incurred approximately $1.7 million of merger-related costs ($0.03 per diluted share) which were expensed in the first quarter of 1999. These expenses consisted primarily of severance payments, office closures, and related professional fees. The Company assessed its workforce as part of the acquisition of Amber and concluded that the additional layer of management that would have been formed was not consistent with the Company's long-range business plan.


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

    (f)  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

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

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

                                                         /S/ ARTHUR ANDERSEN LLP
Pittsburgh, Pennsylvania,
May 12, 2000



SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    iGATE CAPITAL CORPORATION

Dated:   May 26, 2000               /s/ Bruce E. Haney
                                    --------------------------------------------
                                    Managing Director,  Chief Financial Officer,
                                    Treasurer and Secretary