Form 10-Q
period 2000-06-30
IGATE CAPITAL CORP
filed 2000-08-15
CIK 1024732

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

   For the quarterly period ended June 30, 2000 or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                        Commission File Number 000-21755

                               ----------------

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

                              Yes  [X]    No  [_]

   The number of shares of the registrant's Common Stock, par value $0.01 per share, outstanding as of July 27, 2000 was 50,353,708.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                           iGATE CAPITAL CORPORATION

                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 2000

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
 Part I.  Financial Information..........................................     2

  Item 1. Condensed Consolidated Financial Statements:

      (a) Unaudited Condensed Consolidated Statements of Income for Each
          of the Three and Six Month Periods Ended June 30, 2000 and June
          30, 1999.......................................................     2

      (b) Condensed Consolidated Balance Sheets as of June 30, 2000
          (Unaudited) and December 31, 1999..............................     3

      (c) Unaudited Consolidated Statement of Shareholders' Equity as of
          June 30, 2000..................................................     4

      (d) Condensed Unaudited Consolidated Statements of Cash Flows for
          the Six Month Periods Ended June 30, 2000 and June 30, 1999....     5

      (e) Notes to Unaudited Condensed Consolidated Financial
          Statements.....................................................     6

      (f) Report of Independent Public Accountants.......................    24

  Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations..........................................     9

  Item 3. Quantitative and Qualitative Disclosure About Market Risk......    21

 Part II. Other Information..............................................    21

  Item 1. Legal Proceedings..............................................    21

  Item 2. Changes in Securities and Use of Proceeds......................    22

  Item 3. Defaults Upon Senior Securities................................    22

  Item 4. Submission of Matters to a Vote of Security Holders............    22

  Item 5. Other Information..............................................    22

  Item 6. Exhibits and Reports on Form 8-K...............................    22

          Signatures.....................................................    23

PART 1.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(a)                        iGate Capital Corporation

                  Condensed Consolidated Statements of Income
                 (dollars in thousands, except per share data)
                                  (unaudited)

                                          Three months
                                             ended         Six months ended
                                            June 30,           June 30,
                                        -----------------  ------------------
                                          2000     1999      2000      1999
                                        --------  -------  --------  --------
Revenues............................... $ 93,323  $64,021  $178,874  $123,005
Cost of revenues.......................   58,569   37,774   114,589    70,504
                                        --------  -------  --------  --------
  Gross profit.........................   34,754   26,247    64,285    52,501
Selling, general and administrative....   39,353   18,388    71,111    37,054
                                        --------  -------  --------  --------
  (Loss)/income from operations........   (4,599)   7,859    (6,826)   15,447
Equity in losses of affiliated
 companies.............................    3,803      --      5,875       --
Other (income) expense, net............    1,882     (918)    1,911    (1,669)
(Gain) from Mascot IPO.................  (26,853)     --    (26,853)      --
Merger-related expenses................      --       --        --      1,727
                                        --------  -------  --------  --------
  Income before income taxes...........   16,569    8,777    12,241    15,389
Provision for income taxes.............    6,628    3,072     4,897     5,510
                                        --------  -------  --------  --------
  Income from continuing operations....    9,941    5,705     7,344     9,879
Income (loss) from discontinued
 operations, net of income taxes
 (benefits)............................      216    6,798    (1,205)   12,728
                                        --------  -------  --------  --------
  Net income........................... $ 10,157  $12,503  $  6,139  $ 22,607
                                        ========  =======  ========  ========
Net income (loss) per common share,
 basic:
  Earnings from continuing operations.. $   0.19  $  0.11  $   0.14  $   0.19
  Earnings (loss) from discontinued
   operations..........................     0.01     0.14     (0.02)     0.25
                                        --------  -------  --------  --------
    Net earnings--Basic................ $   0.20  $  0.25  $   0.12  $   0.44
                                        ========  =======  ========  ========
Net income (loss) per common share,
 diluted:
  Earnings from continuing operations.. $   0.19  $  0.11  $   0.14  $   0.19
  Earnings (loss) from discontinued
   operations..........................     0.01     0.14     (0.02)     0.25
                                        --------  -------  --------  --------
    Net earnings--Diluted.............. $   0.20  $  0.25  $   0.12  $   0.44
                                        ========  =======  ========  ========


   The accompanying notes are an integral part of the condensed consolidated financial statements.

(b)                        iGate Capital Corporation

                     Condensed Consolidated Balance Sheets
                             (dollars in thousands)

                                                        June 30,   December 31,
                                                          2000         1999
                                                       (unaudited)  (audited)
                                                       ----------- ------------
                        ASSETS
Current Assets:
  Cash and cash equivalents...........................  $ 25,769     $ 23,575
  Investments in marketable securities................    80,213       74,846
  Accounts Receivable, net............................    92,258       67,626
  Prepaid and other assets............................    30,036       11,197
  Deferred income taxes...............................     4,221        1,676
  Net current assets of discontinued operations.......    10,937       21,752
                                                        --------     --------
    Total current assets..............................   243,434      200,672
Equipment and leasehold improvements, net.............    20,449       17,911
Intangible assets, net................................    44,808       35,920
Investments in unconsolidated affiliates..............    50,875          790
Net noncurrent assets of discontinued operations......     7,755        8,619
                                                        --------     --------
    Total assets......................................  $367,321     $263,912
                                                        ========     ========
         LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Revolving credit facility...........................  $ 57,503     $    --
  Accounts payable....................................     9,397        8,177
  Accrued payroll and related costs...................    26,898       25,373
  Other accrued liabilities...........................     8,459        8,243
  Current portion of long-term debt...................    10,000          --
                                                        --------     --------
    Total current liabilities.........................   112,257       41,793
  Long-term debt......................................    20,000       30,000
  Other long-term liabilities.........................     1,249          982
  Minority interest...................................     5,012        6,975
  Deferred income taxes...............................    15,810          --
                                                        --------     --------
    Total liabilities.................................   154,328       79,750
Shareholders' equity:
  Common stock, par value $0.01 per share.............       513          505
  Additional paid-in capital..........................   137,489      115,722
  Retained earnings...................................    89,446       83,307
  Common stock in treasury, at cost...................   (14,095)     (14,095)
  Accumulated other comprehensive income..............      (360)      (1,277)
                                                        --------     --------
    Total shareholders' equity........................   212,993      184,162
                                                        --------     --------
    Total liabilities and shareholders' equity........  $367,321     $263,912
                                                        ========     ========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

(c)                        iGate Capital Corporation

           Condensed Consolidated Statements of Shareholders' Equity
                 (dollars in thousands, except per share data)
                                  (unaudited)

                                             Series A
                            Common Stock    Preferred                                  Accumulated    Total
                          ---------------- ------------ Additional                        Other       Share-   Compre-
                                      Par          Par   Paid-in   Retained Treasury     Compre-     holders'  hensive
                            Shares   Value Shares Value  Capital   Earnings  Shares   hensive Income  Equity   Income
                          ---------- ----- ------ ----- ---------- -------- --------  -------------- --------  -------
Balance, December 31,
 1999...................  50,506,141 $505    1    $--    $115,722  $83,307  $(14,095)    $(1,277)    $184,162
Exercise of stock
 options, including tax
 benefit................     566,092    6                  13,507                                      13,513
Issuance of common stock
 as part of
 acquisition............     150,943    2   --              8,260      --        --          --         8,262
Comprehensive income:
Net unrealized gain on
 investments, net of
 tax....................                                                                   1,294        1,294   1,294
Currency translation
 adjustment.............                                                                    (377)        (377)   (377)
Net income..............                                             6,139                              6,139   6,139
                          ---------- ----   ---   ----   --------  -------  --------     -------     --------  ------
Balance June 30, 2000...  51,223,176 $513    1           $137,489  $89,446  $(14,095)    $  (360)    $212,993  $7,056
                          ========== ====   ===   ====   ========  =======  ========     =======     ========  ======





  The accompanying notes are an integral part of these condensed consolidated financial statements.

(d)                        iGate Capital Corporation

                Consolidated Condensed Statements of Cash Flows
                 (dollars in thousands, except per share data)
                                  (unaudited)


                                                    Six months ended June 30,
                                                    ---------------------------
                                                        2000          1999
                                                    ------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Operations:
Net Income........................................  $      6,139  $      23,812
  Adjustments to reconcile net income to cash
   provided by operations:
  Depreciation and amortization...................         4,841          3,310
  Allowance for uncollectible accounts............         1,177           (185)
  Deferred income taxes, net......................         6,290         (5,296)
  Equity loss in joint ventures...................         5,875            --
  Minority interest in operating subsidiaries.....        (5,012)           --
  Gain on Mascot public offering..................       (26,854)           --
Working capital items:
  Accounts receivable and unbilled receivables....       (25,809)       (11,428)
  Prepaid and other assets........................       (14,156)         2,948
  Accounts Payable and other accrued liabilities..         3,228         11,069
  Cash flows provided by/(used) from discontinued
   operations.....................................        11,679         (8,996)
                                                    ------------  -------------
    Net cash flows (used) /provided by operating
     activities...................................       (32,602)        15,234

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to equipment and leasehold improvements,
 net..............................................        (6,239)        (2,642)
  Acquisitions, net of cash acquired..............       (10,029)        (9,055)
  Purchases of investments........................        (4,073)        (1,846)
  Acquisitions of unaffiliated companies..........       (41,605)           --
                                                    ------------  -------------
    Net cash flows used in investing activities...       (61,946)       (13,543)
                                                    ------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from revolving line of credit..........        57,503            --
  Proceeds from exercise of stock options.........         8,637          2,976
  Proceeds from Mascot initial public offering,
   net of offering costs..........................        30,979            --
                                                    ------------  -------------
    Net cash provided by financing activities.....        97,119          2,976
                                                    ------------  -------------

Effect of currency translation....................          (377)          (279)

Net change in cash and cash equivalents...........         2,194          4,388
Cash and cash equivalents, beginning of period....  $     23,575  $      35,493
                                                    ------------  -------------
Cash and cash equivalents, end of period..........  $     25,769  $      39,881
                                                    ============  =============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

(e) NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. Basis of Presentation

   The unaudited condensed consolidated financial statements included herein have been prepared by iGate Capital Corporation (the "Company") in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. The condensed consolidated financial statements for the three and six months ended June 30, 2000 should be read in conjunction with the Company's consolidated financial statements (and notes thereto) included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 1999, as amended (the "1999 Form 10-K"). Accordingly, the accompanying condensed consolidated financial statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included, and all adjustments unless otherwise discussed in the notes to the condensed consolidated financial statements are of a normal and recurring nature. The information contained herein is not a comprehensive management overview and analysis of the financial condition and results of operations of the Company, but rather updates disclosures made in the 1999 Form 10-K. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

   There were neither dividends declared nor material transactions between affiliates for either of the three-month periods ended June 30, 2000 and June 30, 1999.

3. Earnings Per Share

   The following table sets forth the computation of basic and diluted earnings per share:

                         Three Months Ended June 30, Six Months Ended June 30,
                         --------------------------- --------------------------
                             2000          1999          2000          1999
                         ------------- ------------- ------------  ------------
Basic earnings per
 share:
  Income from continuing
   operations........... $       9,941 $       5,705 $      7,344  $      9,879
  Income/(loss) from
   discontinued
   operations...........           216         6,798       (1,205)       12,728
                         ------------- ------------- ------------  ------------
    Net income/(loss)... $      10,157 $      12,503 $      6,139  $     22,607
                         ------------- ------------- ------------  ------------
Divided by:
  Weighted average
   shares outstanding...    50,370,000    50,389,000   50,160,000    50,352,000
                         ------------- ------------- ------------  ------------
Earnings/(loss) per
 share--Basic:
  Income per share from
   continuing
   operations........... $        0.19 $        0.11 $       0.14  $       0.19
  Income/(loss) per
   share from
   discontinued
   operations...........          0.01          0.14        (0.02)         0.25
                         ------------- ------------- ------------  ------------
    Total earnings per
     share--Basic....... $        0.20 $        0.25 $       0.12  $       0.44
                         ============= ============= ============  ============
Diluted earnings per
 share:
  Income from continuing
   operations........... $       9,941 $       5,705 $      7,344  $      9,879
  Income/(loss) from
   discontinued
   operations...........           216         6,798       (1,205)       12,728
                         ------------- ------------- ------------  ------------
    Net income/(loss)... $      10,157 $      12,503 $      6,139  $     22,607
                         ------------- ------------- ------------  ------------
Divided by:
  Weighted average
   shares outstanding...    50,370,000    50,389,000   50,160,000    50,352,000
  Dilutive effect of
   common stock
   equivalents..........       820,000       521,000    1,200,000       628,000
                         ------------- ------------- ------------  ------------
    Diluted average
     common shares......    51,190,000    50,910,000   51,360,000    50,980,000
                         ------------- ------------- ------------  ------------
Earnings/(loss) per
 share--Diluted
  Income from continuing
   operations........... $        0.19 $        0.11 $       0.14  $       0.19
  Income/(loss) from
   discontinued
   operations...........          0.01          0.14        (0.02)         0.25
                         ------------- ------------- ------------  ------------
    Total earnings per
     share diluted...... $        0.20 $        0.25 $       0.12  $       0.44
                         ============= ============= ============  ============

   Options for 1,360,000 for the three months and six months ended June 30, 2000, related to the Company's debt under a convertible promissory note have not been included in the diluted calculation of earnings per share as their effect would be antidilutive.

4. Gain on Issuance of Stock By Subsidiaries and Affiliates

   In June 2000, the Company's wholly owned Indian subsidiary, Mascot Systems Limited ("Mascot or Ltd."), commenced its initial public offering of common stock, issuing 3 million shares at a price of approximately $11 per share, raising $32.3 million in net proceeds for Mascot Ltd. As a result of the initial public offering, the Company's ownership interest in Mascot Ltd. was reduced to approximately 88.9%. The Company recorded a pre-tax gain of $26.9 million in accordance with SAB 51, as a result of Mascot Ltd.'s initial public offering.

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

   The Solutions division develops, manages and staffs information technology ("IT") and electronic commerce services ("eServices") projects for its customers. The Solutions division employs highly trained and skilled IT professionals trained in enterprise resource planning ("ERP") implementation, network services, eServices consulting, data mining and warehousing, with additional focuses on web design and integration with vendors and customers. The majority of Solutions projects are coordinated by project managers who work directly with end user clients to develop IT and eServices projects to meet client needs. The Solutions division benefits from affiliations with a number of software companies, ranging from ERP to supply-chain and customer-interaction vendors, and from Mascot Ltd.'s offshore software development centers, which are connected via secure, high speed satellite links to the Company's headquarters and directly to the client sites.

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

   The Staffing business segment operates in the United States, Canada, Australia and Scotland. Primary assets consist of a staff of more than 1,200 IT professionals, existing client relationships and support infrastructure.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion and analysis should be read in conjunction with
Part II, Item 7 of the 1999 Form 10-K. The following discussion should also be read in conjunction with the consolidated condensed financial statements and notes thereto appearing elsewhere in this report. As used herein, "iGate Capital" or the "Company" shall mean iGate Capital Corporation and each of its consolidated subsidiaries.

   This Quarterly Report on Form 10-Q ("Form 10-Q") contains statements that are not historical facts and that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the use of words such as "believes," "expects," "may," "will," "should," "intends," "continue," "anticipates," or by similar expressions, and can also be found in discussions of our strategy and our plans. You should not place undue reliance on these forward-looking statements. These statements involve important risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in any forward-looking statements. We assume no obligation to update these forward-looking statements as circumstances change. While we cannot predict all of these risks and uncertainties, important risk factors that could cause actual results to differ materially from our current beliefs and expectations are discussed below under the heading "Risk Factors" and in other documents we file with the Securities and Exchange Commission (the "SEC").

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

   In the fourth quarter of 1999, we began to manage our business and strategic objectives in new ways. Our new approach, which was the impetus for the internal reorganization described above, led us to revise our reportable operating segments. We segmented our business into two distinct segments. Our segments were "Staffing" and "Solutions." During April 2000, we decided to divest the "Staffing" segment. For reporting purposes, the Staffing segment of our business will be treated as a discontinued operation for the periods presented.

   Our majority owned subsidiary operating companies as of June 30, 2000 included Emplifi, Inc. ("Emplifi"), a web based integrator; Mascot Ltd., a provider of offshore web-focused services; RedBrigade, Inc. ("RedBrigade"), a web integrator for the European marketplace; Chen & McGinley, Inc. ("CMI"), a provider of application solutions; eJiva, Inc. ("eJiva"), a provider of customer care and Internet trading solutions; Ex-tra-Net, Inc. ("Ex-tra-Net"), a provider of e-Vendor management services; and Innovative Resource Group, Inc. ("IRG"), specializing in business intelligence management. In April 2000 our wholly owned subsidiary ENS, Inc., a network consulting provider, merged with and into Planning Technologies, Inc. ("PTI"), an entity in which we now hold a 50% ownership interest.

   Emplifi, eJiva, CMT and RedBrigade earn a substantial portion of their revenues on a time-and-materials basis as services are performed. Mascot Ltd. earns revenue on a time-andmaterials basis and on a percentage-of-completion basis, based upon a fixed price. Ex-tra-Net recognizes revenues upon implementation and client acceptance of an application and through monthly service fees, in accordance with SOP 97-2 Software Revenue Recognition. IRG recognizes revenues based upon services provided as dictated in client contracts. The financial results of these companies are included as part of our consolidated operations for the three and six months ended June 30, 2000.

   We currently have three joint ventures, each of which are 50% owned:
Synerge, LLC d/b/a/ iProcess ("iProcess"), a provider of web based business process outsourcing; Symphoni Interactive, LLC ("Symphoni"), a provider of web based media and marketing services; and PTI, specializing in enterprise networking solutions in the telecommunications industry. We have also purchased a 25% equity ownership in Air2Web, Inc. ("Air2Web"), an Application Service Provider ("ASP") in the wireless industry delivering Internet applications directly to mobile users and a 19.9% equity interest in VCampus ("VCampus"), a provider of virtual learning environments. These investments are accounted for under the equity method of accounting, and our income or loss is reported in the Other Income section of the consolidated income statement.

   In February 2000, we started our first eServices venture fund, iGate Ventures I, L.P., the "Venture Fund" and since inception the Venture Fund purchased investments in eServices companies ranging in ownership from 1% to 19.9%.

   The Venture Fund accounts for its investment in Versata, a publicly-traded software and eServices company, as an available for sale security in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This investment is carried at market value, with the unrealized gains or losses, net of tax, reported as a component of comprehensive income in the statement of shareholders' equity. The Venture Fund recognizes its proportionate share of income or loss in its VCampus investment under the equity method of accounting as other income on the consolidated income statement. The Venture Fund's other investments are
accounted for at cost. On August   , 2000 SpeechWorks International Inc.
("Speechworks") completed an initial public offering, and the Venture Fund's investment in Speechworks prospectively will be accounted for as an available for sale security.

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

   The following discussion compares the quarters ended June 30, 2000 and June 30, 1999, in each case without our Staffing segment which has been treated as discontinued during this quarter.

   Revenues. Our revenues increased 45.8% or $29.3 million to $93.3 million in the second quarter of 2000 from $64 million in the second quarter of 1999. This increase in revenues was primarily due to increases in our overall customer base, and the expansion of the types of services we provided to our existing customers

   Gross Profit. Our cost of revenues consists primarily of salaries and employee benefits for our billable IT professionals as well as related travel and relocation costs incurred by these professionals. Our gross profit in the second quarter of 2000 was $34.8 million or 37.2% as compared to $26.2 million or 41% in the second quarter of 1999. The major factors contributing to the decrease in gross profit margins were increased employee benefits costs and the increased usage of contract labor.

   Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses consist of costs associated with our sales and marketing efforts, executive management, finance and human resource functions, facilities and telecommunications costs, depreciation and amortization, as well as other general overhead expenses. Our SG&A expenses in the second quarter 2000 were 36.7 million or 39% as a percentage of revenue, as composed to $17 million or 27% as a percentage of revenue in the second quarter 1999. This increase is a result of our aggressive recruiting and hiring of new managing directors, other executives and administrative personnel in order to manage and staff our new subsidiary operating companies including a substantial increase in sales personnel. In addition, we incurred certain legal and accounting expenses related to the restructuring of Red Brigade, our European operating subsidiary.

   Equity in Losses of Affiliated Companies. Equity in losses of affiliates of $3.8 million consists of losses in our joint ventures Symphoni, iProcess and PTI, and in our equity investments, Air2Web and VCampus. In the second quarter of 1999, we did not have any joint ventures or equity investments. The majority of our joint ventures and equity investments involve entities in the early stages of development, and we expect to incur losses in these companies until they are able to move beyond their respective start-up phases. We expect this income statement line item and income classification to become more significant and at times volatile, as we continue to invest in, and participate in joint ventures involving, eServices companies.

   Other Expense/(Income), net. Other expense for the second quarter of 2000 increased due to aggregate interest expense incurred on borrowings in excess of earnings on our investment portfolio.

   Gain on Issuance of Stock by Subsidiary. We recognized a pretax gain of $26.9 million in accordance with SAB 51, on the initial public offering of Mascot Ltd., our Indian subsidiary, for the second quarter of 2000. We had no similar activity for the second quarter 1999.

   Merger-Related Expenses. We had no merger related expenses in the second quarter of 2000 or 1999.

   Income Taxes/(Benefit). Our income tax expense was $6.6 million, at an effective rate of 40% for the second quarter ended June 30, 2000 as compared to tax expense of $3.1 million at an effective rate of 35% for the quarter ended June 30, 1999. Our effective rate increased in the second quarter of 2000 primarily due to nondeductible goodwill amortization charges that were incurred in connection with our acquisitions described elsewhere in this Form 10-Q.

   Income/(Loss) from Discontinued Operations. Income from Staffing, net of taxes at a 40% effective rate, was $.2 million, as compared to $6.8 million for the second quarter of 1999. This decrease is directly attributable to the decrease in overall demand for Staffing services combined with our de-emphasizing the Staffing segment as a result of our reorganization.

   Net Income/(Loss) From Continuing Operations. Net income from continuing operations for the quarter ended June 30, 2000 was $9.9 million as compared to net income of $5.7 million for the quarter ended June 30, 1999. Net income for the second quarter of 2000 included a one-time gain, net of tax, of $16.1 million related to the initial public offering of Mascot Ltd. Without this one-time gain, a net loss of $6.2 million would have been incurred for the second quarter of 2000. The loss was a direct result of our change in business strategy, which included $3.8 in losses from unconsolidated affiliates and additional overhead costs related to our holding company structure.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

   The following discussion compares the six months ended June 30, 2000 and June 30, 1999, in each case without our Staffing segment which has been treated as discontinued during this period.

   Revenues. Our revenues increased 45.5% or $55.9 million to $178.9 million for the six month ended June 30, 2000 as compared to $123 million for the six months ended June 30, 1999. This increase in revenues was primarily due to increases in our overall customer base, and the expansion of the types of services we provided to our existing customers.

   Gross Profit. Our cost of revenues consists primarily of salaries and employee benefits for our billable IT professionals as well as related travel and relocation costs incurred by these professionals. Our gross profit for the six months ended June 30, 2000 was $64.3 million or 36%, as compared to $52.5 million or 42.6% for the six months ended June 30, 1999. The major factors contributing to the decrease in gross profit margins were increased employee benefits costs and the increased usage of contract labor.

   Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses consist of costs associated with our sales and marketing efforts, executive management, finance and human resource functions, facilities and telecommunications costs, depreciation and amortization, as well as other general overhead expenses. Our SG&A expenses six months ended June 30, 2000 were $71.1 million or 40.0% as a percentage of revenue as compared to $37.1 million or 30.1% as a percentage of revenue in the second quarter 1999. This increase is a result of our aggressive recruiting and hiring of new managing directors, other executives and administrative personnel in order to manage and staff our new subsidiary operating companies, including a substantial increase in sales personnel. In addition, we incurred certain legal and accounting expenses related to the restructuring of Red Brigade, our European subsidiary.

   Equity in Losses of Affiliated Companies. Equity in losses of affiliates of $5.9 million consists of losses in our joint ventures Symphoni, iProcess and PTI, and in our other equity investments, Air2Web and VCampus. For the six months ended June 30, 2000, we did not have any joint ventures or equity investments. The majority of our joint ventures and equity investments involve entities in the early stages of development, and we except to incur losses in these companies until they are able to move beyond their respective start-up phases. We expect this income statement line item and income classification to become more significant and at times volatile, as we continue to invest in, and participate in joint ventures involving, eService companies.

   Other Expense/(Income), net. Other expense for the six months ended June 30, 2000 increased due to aggregate interest expense incurred on borrowings in excess of earnings on our investment portfolio.

   Gain on Issuance of Stock by Subsidiary. We recognized a pretax gain of $26.9 million in accordance with SAB 51, on the Mascot Ltd. initial public offering during the six months ended June 2000. We had no similar activity for the same six month period in June 1999.

   Merger-Related Expenses. We incurred no merger related expenses during the six months ended June 30, 2000. We incurred merger related expenses of $1.7 million through June 30, 1999 related to our acquisition of The Amber Group.

   Income Taxes/(Benefit). Our income tax benefit was $4.9 million, at an effective rate of 40% for the six months ended June 30, 2000 as compared to tax expense of $5.5 million at an effective rate of 35.8% for the six months ended June 30, 1999. Our effective rate increased in 2000 primarily due to nondeductible goodwill amortization charges.

   (Loss)/Income from Discontinued Operations. Net loss from Staffing, net of taxes at a 40% effective rate, was $1.2 million for the six months ended June 30, 2000 as compared to a net increase of $12.7 million for the fist six months of 1999. This decrease is directly attributable to the decrease in overall demand for Staffing services combined with our de-emphasizing the Staffing segment as a result of our reorganization.

   Net Income/(Loss) from Continuing Operations. Net income from continuing operations for the six months ended June 30, 2000 was $7.3 million as compared to net income of $9.9 million for the six months ended June 30, 1999. Net income for the six months ended June 30, 2000 included a one-time gain, net of tax, of $16.1 million related to the initial public officer of Mascot Ltd. Without this one-time gain, a net loss of $8.8 million would have been incurred for the first six months of 2000. The loss was a direct result of our change in business strategy, and included $5.9 million in losses from unconsolidated affiliates and additional overhead costs related to our holding company structure.

Liquidity and Capital Resources

   Our working capital position decreased $27.7 million from December 31, 1999 to June 30, 2000. During the six months ended June 30, 2000, we used a combination or cash balances and proceeds from our revolving credit facility for general operating purposes, acquisitions, investments and fundings of our joint ventures and certain start-up operating subsidiaries. Our accounts receivable increased $24.6 million from period to period, and our days sales outstanding increased from 61 at December 31, 1999 to 88 at June 30, 2000, most of which can be attributed to the increased volume of business and customer confusion related to company name changes, which caused some delays in payments. We will realize future income tax benefits from employee stock options exercises and have recorded the effect of these benefits to our prepaid asset account.

   At June 30, 2000, we had cash and short-term investments of $25.8 million and $80.2 million, respectively, as compared to cash and short-term investments of $23.6 million and $74.8 million, respectively, at December 31, 1999. Short-term investments at December 31, 1999 consisted mainly of tax-exempt bonds, as compared to our current portfolio which has a higher concentration of short-term commercial paper and other short-term investments which provides us with a more liquid investment portfolio. Liquidity and the ability to access cash quickly is a key to implementation of our new business strategy.

   During the six months ended June 30, 2000, we used a total $51 million for acquisitions of operating subsidiaries IRG and Ex-tra-net, investments in eServices companies through our venture fund, and capital contributions to our three existing joint ventures Symphoni, iProcess and PTI Technologies Inc.

   The Venture Fund made investments in VCampus, Versata, Brainbench , Xpede, Bluewater and Speechworks. We also purchased a 25% interest in Air2web, an ASP with a presence in the wireless industry, with a combination of cash and stock.

   Capital expenditures for the six-month periods ended June 31, 2000 and June
30, 1999 were $   million and $2.3 million, respectively. The capital
expenditures for each of the quarters consisted primarily of computers and related equipment necessary to sustain internal growth. We also had net
maturities of investments of $    million and $    million, at June 31,2000 and
June 30, 1999, respectively.

   Mascot Ltd., our Indian subsidiary, successfully completed an initial public offering, which generated $31.3 million of proceeds, net of offering costs. As part of Indian governmental regulations, all proceeds from the offering must remain in India, thus we do not have direct access to the funds. However, we believe that it is in our best business interests that the funds stay in India, which will provide Mascot the ability to grow the business internally and through acquisitions, and will alleviate the necessity for any of the iGate companies to have to provide any future funding to Mascot for business purposes.

   During the first six months of the year, we received $8.6 million of cash proceeds upon exercise of employee stock options.

   For the six months period ended June 30, 2000, we drew $57.5 million on our $75 million revolving credit facility with PNC Bank, N.A. ("PNC Bank"). We have decided to refinance our current credit facility with PNC Bank and on August 10, 2000, we entered into a new credit facility with PNC Bank (the "New PNC Credit Facility"). The related covenants have been customized for our new business plan and approach to doing business. We believe this new credit facility allows us a greater degree of flexibility to execute our strategy than we had under the existing agreement. The New PNC Credit Facility provides for a maximum loan amount of $50 million and is secured by our accounts receivable. This facility matures on October 1, 2001.

   On July 22, 1999, we completed a private placement of a $30,000,000 Convertible Promissory Note (the "GE Note") to GE Capital Equity Investments, Inc. ("GE Capital"). The entire principal amount of the GE Note will mature on July 22, 2004, and the first interest payment was paid on January 31, 2000. The GE Note is convertible at any time after July 22, 2002 through its maturity, at the option of the holder, into shares of iGate Common Stock; provided, however, that the portion of the GE Note that may be converted into iGate Common Stock may be limited if the revenues we generate by performing services for GE Capital and certain of its affiliates fall below certain targets. We made one semi-annual interest payment on July 31, 2000. On August 10, 2000 the Company amended the GE Note to provide GE Capital with a revised conversion price and to provide for revised revenue targets. The Company also paid down $10 million on the GE Note at this time.

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

   In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-- Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137") delaying the effective date of SFAS 133 for all fiscal quarters of all fiscal years beginning after June 15, 2000. We have not yet quantified the impacts of adopting SFAS No. 133 on our financial statements. We do not participate to a significant extent in derivative contracts or in contracts that have derivative instruments embedded within them; however, SFAS No. 133 may increase volatility in earnings and other comprehensive income.

   During the fourth quarter of 1999, the SEC released Accounting Staff Bulletin No. 101, "Revenue Recognition" ("SAB No. 101"), to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 explains the SEC's general framework for revenue recognition. SAB 101 does not change existing literature on revenue, but rather clarifies the SEC's position on preexisting literature. We must adopt SAB No. 101 by December 31, 2000. While we have not completed our review of the effects of SAB No. 101, we do not presently believe that its adoption will have a significant impact on financial position and results of operations.

   On March 31, 2000, the FASB issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation", which provides guidance on several implementation issues related to Accounting Principles Board Opinion No. 25 ("APB Opinion No. 25") and is effective July 1, 2000. The most significant provisions are clarification of the definition of employee for purposes of applying APB Opinion No. 25 and the accounting for options that have been repriced. Under FIN 44, the employer/employee relationship would be based on case law and Internal Revenue Service regulations. The FASB granted an exception to this definition for outside directors. Under FIN 44, repriced options effectively change the terms of the option, which would make them variable options subject to compensation expense. Currently, we do not have options that have options that have been repriced after December 15, 1999, and do not expect FIN 44 to have any material impact on our financial position and results of operations.

Risk Factors

   Set forth below and elsewhere in this Form 10-Q and in the other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Form 10-Q.

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

Risks Associated with Covenants in Certain Financing Instruments

   Each of the New PNC Credit Facility and the GE Note, as amended, contain restrictive covenants that require us to meet certain financial criteria on a rolling quarterly basis. If we are not able to satisfy such covenants, each of PNC Bank and GE Capital will have the option of making the full amount of our outstanding debt under these instruments immediately due and payable; and, with respect to the GE Note, GE Capital will have the option of converting any amounts we owe to GE Capital into iGate Common Stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

   On June 30, 1998, we entered into a foreign exchange contract with PNC Bank, N.A. to hedge our foreign exchange exposure on certain intercompany debt. The contract initially provided for maturation on September 30, 1998 and has since been extended on a quarterly basis. On March 31, 2000, the contract was extended to August 31, 2000.

   The outstanding contract is for the sale by iGate Capital of "7" million Canadian dollars at an exchange rate of 1.479 (US $4,731,689). When the contract matures on July 31, 2000, we expect to access the foreign exchange markets at the then prevailing exchange rate to purchase 7 million Canadian dollars for delivery to PNC Bank. If the then prevailing exchange rate is lower than 1.479, we will record a gain for the difference between the spot rate and the contract rate. Conversely, if the spot rate is higher than 1.479, we will record a loss equal to the difference between the spot rate and the contract rate. At June 30, 2000, the USD/CAD exchange rate was 1.4969.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   Neither iGate Capital Corporation nor any of its subsidiaries is party to any litigation that is expected to have a material or adverse effect on the Company or its business.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

   During June 2000, Mascot Ltd., sold 3,000,000 shares of its common stock, at $11 per share on the Securities and Exchange Board of India ("SEBI"). The
principal underwriters of the offering were     . The total proceeds of the
offering were $33,000,000, and total issuance costs were $1.7 million. The net proceeds of the offering are to be used for general corporate purposes and are to used solely for the benefit of Mascot Ltd.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   On June 5, 2000, the Annual Meeting of Shareholders of iGate Capital Corporation was held. Our common and preferred shareholders approved the following matters:

  (a) that Messrs. Michel Berty and J. Gordon Garrett be reelected as Class A Directors;

  (b) that the Second Amended and Restated Articles of Incorporation be ratified and adopted;

  (c) that the Second Amended and Restated Stock Incentive Plan be ratified and adopted; and

  (d) that the selection of Arthur Andersen LLP as the Company's independent accountants for the fiscal year ending December 31, 2000 by ratified and approved.

   The number of votes cast for, against and withheld from the approval of each matter is set forth below:

   Matter                                           For      Against  Withheld
   ------                                        ---------- --------- --------
   Election of Michel Berty..................... 45,567,375            62,342
   Election of J. Gordon Garrett................ 45,567,425            62,292
   Ratification of Amended and Restated Stock
    Incentive Plan.............................. 36,315,873 6,072,933  74,897
   Ratification of Second Amended and Restated
    Articles of Incorporation................... 38,550,786 3,875,949  36,968
   Ratification of Arthur Andersen LLP as the
    Company's Independent Accountants........... 45,317,262   307,309   5,146

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

   The following exhibits are being filed with this report:

   Exhibit
   Number  Description
   ------- -----------
     3.1   Second Amended and Restated Articles of Incorporation
     3.2   Amended and Restated Bylaws of iGate Capital Corporation
    10.1   iGate Capital Corporation Amended and Restated Stock Incentive Plan
    27.1   Financial Data Schedule for the six months ended June 30, 2000

(b) Reports on Form 8-K:

   There were no Form 8-K filings during the quarter ended June 30, 2000.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             iGATE CAPITAL CORPORATION
                                               (REGISTRANT)

Dated: August 14, 2000                       /s/ Sunil Wadhwani
                                            ---------------------------------
                                            Co-Chairman, Chief Executive Officer
                                             and Director

Dated: August 14, 2000                       /s/ Bruce E. Haney
                                             ---------------------------------
                                             Managing Director, Chief Financial
                                             Officer, Treasurer and Secretary

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of iGate Capital Corporation:

   We have reviewed the accompanying condensed consolidated balance sheet of iGate Capital Corporation (a Pennsylvania Corporation) and its subsidiaries as of June 30, 2000, and the related condensed consolidated statements of income for each of the three month and six-month periods, and cash flows for each of the six-month periods ended June 30, 2000 and June 30, 1999. These condensed consolidated financial statements are the responsibility of the Company's management.

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

   We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of iGate Capital Corporation and its subsidiaries as of December 31, 1999, (not presented herein), and, in our report dated January 27, 2000 we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                            /s/ Arthur Andersen LLP

Pittsburgh, Pennsylvania,
August 10, 2000