Form 10-Q/A
period 2000-06-30
IGATE CAPITAL CORP
filed 2000-08-15
CIK 1024732

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

                      QUARTERLY REPORT ON FORM 10-Q/A
                      FOR THE QUARTER ENDED JUNE 30, 2000

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
 Part I.  Financial Information..........................................     2

  Item 1. Condensed Consolidated Financial Statements:

      (a) Unaudited Condensed Consolidated Statements of Income for Each
          of the Three and Six Month Periods Ended June 30, 2000 and June
          30, 1999.......................................................     2

      (b) Condensed Consolidated Balance Sheets as of June 30, 2000
          (Unaudited) and December 31, 1999..............................     3

      (c) Unaudited Consolidated Statement of Shareholders' Equity as of
          June 30, 2000..................................................     4

      (d) Unaudited Condensed Consolidated Statements of Cash Flows for
          the Six Month Periods Ended June 30, 2000 and June 30, 1999....     5

      (e) Notes to Unaudited Condensed Consolidated Financial
          Statements.....................................................     6

      (f) Report of Independent Public Accountants.......................    24

  Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations..........................................     9

  Item 3. Quantitative and Qualitative Disclosure About Market Risk......    21

 Part II. Other Information..............................................    21

  Item 2. Changes in Securities and Use of Proceeds......................    22

  Item 4. Submission of Matters to a Vote of Security Holders............    22

          Signature......................................................    23

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

(d)                        iGate Capital Corporation

              Condensed Consolidated Statements of Cash Flows
                 (dollars in thousands, except per share data)
                                  (unaudited)


                                                    Six months ended June 30,
                                                    ---------------------------
                                                        2000          1999
                                                    ------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Operations:
Net Income........................................  $      6,139  $      23,812
  Adjustments to reconcile net income to cash
   provided by operations:
  Depreciation and amortization...................         4,841          3,310
  Allowance for uncollectible accounts............         1,177           (185)
  Deferred income taxes, net......................         6,290         (5,296)
  Equity loss in joint ventures...................         5,875            --
  Minority loss in operating subsidiaries.........           148            --
  Gain on Mascot public offering..................       (26,854)           --
Working capital items:
  Accounts receivable and unbilled receivables....       (25,809)       (11,428)
  Prepaid and other assets........................       (14,156)         2,948
  Accounts Payable and other accrued liabilities..        (1,932)        11,069
  Cash flows provided by/(used) from discontinued
   operations.....................................        11,679         (8,996)
                                                    ------------  -------------
    Net cash flows (used) /provided by operating
     activities...................................       (32,602)        15,234

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to equipment and leasehold improvements,
 net..............................................        (6,239)        (2,642)
  Acquisitions, net of cash acquired..............       (10,029)        (9,055)
  Purchases of investments........................        (4,073)        (1,846)
  Acquisitions of unaffiliated companies..........       (41,605)           --
                                                    ------------  -------------
    Net cash flows used in investing activities...       (61,946)       (13,543)
                                                    ------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from revolving line of credit..........        57,503            --
  Proceeds from exercise of stock options.........         8,637          2,976
  Proceeds from Mascot initial public offering,
   net of offering costs..........................        30,979            --
                                                    ------------  -------------
    Net cash provided by financing activities.....        97,119          2,976
                                                    ------------  -------------

Effect of currency translation....................          (377)          (279)

Net change in cash and cash equivalents...........         2,194          4,388
Cash and cash equivalents, beginning of period....  $     23,575  $      35,493
                                                    ------------  -------------
Cash and cash equivalents, end of period..........  $     25,769  $      39,881
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
                         ============= ============= ============  ============

   For the three months and six months ended June 30, 2000, 1,360,000 shares related to the Company's debt under a convertible promissory note have not been included in the diluted calculation of earnings per share as their effect would be antidilutive.

4. Gain on Issuance of Stock By Subsidiaries and Affiliates

   In June 2000, the Company's wholly owned Indian subsidiary, Mascot Systems Limited ("Mascot Ltd."), commenced its initial public offering of common stock on three Indian stock exchanges, issuing 3 million shares at a price of approximately $11 per share, raising $30.9 million in net proceeds for Mascot Ltd. As a result of the initial public offering, the Company's ownership interest in Mascot Ltd. was reduced to approximately 88.9%. The Company recorded a pre-tax gain of $26.9 million in accordance with SAB 51, as a result of Mascot Ltd.'s initial public offering.

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

(f) Report of Independent Public Accountants

To the Board of Directors of iGate Capital Corporation:

   We have reviewed the accompanying condensed consolidated balance sheet of iGate Capital Corporation (a Pennsylvania corporation) and its subsidiaries as of June 30, 2000, and the related condensed consolidated statements of income for each of the three-month and six-month periods, and cash flows for each of the six-month periods ended June 30, 2000 and June 30, 1999. These condensed consolidated financial statements are the responsibility of the Company's management.

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

                                            /s/ Arthur Andersen LLP

Pittsburgh, Pennsylvania,

August 10, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion and analysis should be read in conjunction with
Part II, Item 7 of the 1999 Form 10-K. The following discussion should also be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report. As used herein, "iGate Capital" or the "Company" shall mean iGate Capital Corporation and each of its consolidated subsidiaries.

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

   Emplifi, eJiva, CMI and RedBrigade earn a substantial portion of their revenues on a time-and-materials basis as services are performed. Mascot Ltd. earns revenue on a time-andmaterials basis and on a percentage-of-completion basis, based upon a fixed price. Ex-tra-Net recognizes revenues upon implementation and client acceptance of an application and through monthly service fees, in accordance with SOP 97-2 Software Revenue Recognition. IRG recognizes revenues based upon services provided as dictated in client contracts. The financial results of these companies are included as part of our consolidated operations for the three and six months ended June 30, 2000.

   We currently have three joint ventures, each of which are 50% owned:
Synerge, LLC d/b/a/ iProcess ("iProcess"), a provider of web based business process outsourcing; Symphoni Interactive, LLC ("Symphoni"), a provider of web based media and marketing services; and PTI, specializing in enterprise networking solutions in the telecommunications industry. We have also purchased a 25% equity ownership in Air2Web, Inc. ("Air2Web"), an Application Service Provider ("ASP") in the wireless industry delivering Internet applications directly to mobile users, and a 19.9% equity interest in VCampus ("VCampus"), a provider of virtual learning environments. These investments are accounted for under the equity method of accounting, and our income or loss is reported in the Other Income section of the consolidated income statement.

   In February 2000, we started our first eServices venture fund, iGate Ventures I, L.P. (the "Venture Fund") and since inception the Venture Fund purchased investments in eServices companies ranging in ownership from 1% to 19.9%.

   The Venture Fund accounts for its investment in Versata, a publicly-traded software and eServices company, as an available for sale security in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This investment is carried at market value, with the unrealized gains or losses, net of tax, reported as a component of comprehensive income in the statement of shareholders' equity. The Venture Fund recognizes its proportionate share of income or loss in its VCampus investment under the equity method of accounting as other income on the consolidated income statement. The Venture Fund's other investments are accounted for at cost. On August 1, 2000 SpeechWorks International Inc. ("Speechworks") completed an initial public offering, and the Venture Fund's investment in Speechworks prospectively will be accounted for as an available for sale security.

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

   The following discussion compares the quarters ended June 30, 2000 and June 30, 1999, in each case without our Staffing segment which has been treated as discontinued during this quarter.

   Revenues. Our revenues increased 45.8% or $29.3 million to $93.3 million in the second quarter of 2000 from $64.0 million in the second quarter of 1999. This increase in revenues was primarily due to increases in our overall customer base, and the expansion of the types of services we provided to our existing customers

   Gross Profit. Our cost of revenues consists primarily of salaries and employee benefits for our billable IT professionals as well as related travel and relocation costs incurred by these professionals. Our gross profit in the second quarter of 2000 was $34.8 million or 37.2% as compared to $26.2 million or 41.0% in the second quarter of 1999. The major factors contributing to the decrease in gross profit margins were increased employee benefits costs and the increased usage of contract labor.

   Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses consist of costs associated with our sales and marketing efforts, executive management, finance and human resource functions, facilities and telecommunications costs, depreciation and amortization, as well as other general overhead expenses. Our SG&A expenses in the second quarter 2000 were $39.4 million or 42.2% as a percentage of revenue, as compared to $18.4 million or 28.7% as a percentage of revenue in the second quarter 1999. This increase is a result of our aggressive recruiting and hiring of new managing directors, other executives and administrative personnel in order to manage and staff our new subsidiary operating companies, including a substantial increase in sales personnel. In addition, we incurred certain legal and accounting expenses related to the restructuring of Red Brigade, our European operating subsidiary.

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

   Gain on Issuance of Stock by Subsidiary. We recognized a pretax gain of $26.9 million in accordance with SAB 51 on the initial public offering of Mascot Ltd., our Indian subsidiary, for the second quarter of 2000. We had no similar activity for the second quarter of 1999.

   Merger-Related Expenses. We had no merger related expenses in the second quarter of 2000 or 1999.

   Income Taxes/(Benefit). Our income tax expense was $6.6 million, at an effective rate of 40.0% for the second quarter ended June 30, 2000 as compared to tax expense of $3.1 million at an effective rate of 35.0% for the quarter ended June 30, 1999. Our effective rate increased in the second quarter of 2000 primarily due to nondeductible goodwill amortization charges that were incurred in connection with our acquisitions described elsewhere in this Form 10-Q.

   Income/(Loss) from Discontinued Operations. Income from Staffing, net of taxes at a 40.0% effective rate, was $.2 million, as compared to $6.8 million for the second quarter of 1999. This decrease is directly attributable to the decrease in overall demand for Staffing services combined with our de-emphasizing the Staffing segment as a result of our reorganization.

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

   Income Taxes/(Benefit). Our income tax expense was $4.9 million, at an effective rate of 40.0% for the six months ended June 30, 2000 as compared to tax expense of $5.5 million at an effective rate of 35.8% for the six months ended June 30, 1999. Our effective rate increased in 2000 primarily due to nondeductible goodwill amortization charges.

   (Loss)/Income from Discontinued Operations. Net loss from Staffing, net of taxes at a 40.0% effective rate, was $1.2 million for the six months ended June 30, 2000 as compared to a net increase of $12.7 million for the first six months of 1999. This decrease is directly attributable to the decrease in overall demand for Staffing services combined with our de-emphasizing the Staffing segment as a result of our reorganization.

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

Liquidity and Capital Resources

   Our working capital position decreased $27.7 million from December 31, 1999 to June 30, 2000. During the six months ended June 30, 2000, we used a combination or cash balances and proceeds from our revolving credit facility for general operating purposes, acquisitions, investments and fundings of our joint ventures and certain start-up operating subsidiaries. Our accounts receivable increased $24.6 million from period to period, and our days sales outstanding increased from 61 at December 31, 1999 to 88 at June 30, 2000, most of which can be attributed to the increased volume of business and customer confusion related to company name changes, which has caused some delays in payments.

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

   Capital expenditures for the six-month periods ended June 31, 2000 and June 30, 1999 were $6.6 million and $2.3 million, respectively. The capital expenditures for each of the quarters consisted primarily of computers and related equipment necessary to sustain internal growth.

   Mascot Ltd., our Indian subsidiary, successfully completed an initial public offering, which generated $30.9 million of proceeds, net of offering costs. As part of Indian governmental regulations, all proceeds from the offering must remain in India, thus we do not have direct access to the funds. However, we believe that it is in our best business interests that the funds stay in India, which will provide Mascot the ability to grow the business internally and through acquisitions, and will alleviate the necessity for any of the iGate companies to have to provide any future funding to Mascot for business purposes.

   During the first six months of the year, we received $8.6 million of cash proceeds upon exercise of employee stock options.

   For the six-month period ended June 30, 2000, we drew $57.5 million on our $75 million revolving credit facility with PNC Bank, N.A. ("PNC Bank"). We decided to refinance our credit facility with PNC Bank and on August 10, 2000, we entered into a new credit facility with PNC Bank (the "New PNC Credit Facility"). The related covenants have been customized for our new business plan and approach to doing business. We believe this new credit facility allows us a greater degree of flexibility to execute our strategy than we had under the existing agreement. The New PNC Credit Facility provides for a maximum loan amount of $50 million and is secured by our accounts receivable. This facility matures on October 1, 2001. As of August 10, 2000, the Company had drawn down $42 million under the New PNC Credit Facility. The Company has available an additional $8 million under the New PNC Credit Facility, subject to compliance with the borrowing base requirements and other covenants.

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

   The outstanding contract is for the sale by iGate Capital of 7 million Canadian dollars at an exchange rate of 1.479 (US $4,731,689). When the contract matures on August 31, 2000, we expect to access the foreign exchange markets at the then prevailing exchange rate to purchase 7 million Canadian dollars for delivery to PNC Bank. If the then prevailing exchange rate is lower than 1.479, we will record a gain for the difference between the spot rate and the contract rate. Conversely, if the spot rate is higher than 1.479, we will record a loss equal to the difference between the spot rate and the contract rate. At June 30, 2000, the USD/CAD exchange rate was 1.4969.

PART II. OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

   During June 2000, Mascot Ltd. sold 3,000,000 shares of its common stock, at approximately $11 per share on three Indian stock exchanges. The principal underwriter of the offering was Kotak Mahindra Capital Company. The total proceeds of the offering were $32.6 million and total issuance costs were $1.7 million. The net proceeds of the offering are to be used for general corporate purposes and are to used solely for the benefit of Mascot Ltd.

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

  (c) that the Amended and Restated Stock Incentive Plan be ratified and adopted; and

  (d) that the selection of Arthur Andersen LLP as the Company's independent accountants for the fiscal year ending December 31, 2000 be ratified and approved.

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

                                 SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             iGATE CAPITAL CORPORATION
                                               (REGISTRANT)

                                             /s/ Bruce E. Haney
Dated: August 15, 2000                       ---------------------------------
                                             Managing Director, Chief Financial
                                             Officer, Treasurer and Secretary