Form 10-Q
period 2000-09-30
IGATE CAPITAL CORP
filed 2000-11-14
CIK 1024732

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                --------------

                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 2000 or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                        Commission File Number 000-21755

                                --------------

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

                                   YES [X]    NO [ ]

     The number of shares of the registrant's Common Stock, par value $0.01 per share, outstanding as of October 31, 2000 was 50,352,003.

===============================================================================


                           iGATE CAPITAL CORPORATION

                         QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                               TABLE OF CONTENTS


                                                                           PAGE
                                                                           ----
PART I.  FINANCIAL INFORMATION............................................

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

 (a)  UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR EACH
      OF THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND
      SEPTEMBER  30, 1999.................................................

 (b)  CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2000
      (UNAUDITED) AND DECEMBER 31, 1999...................................

 (c)  UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
      AS OF SEPTEMBER 30, 2000............................................

 (d) UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999..

 (e)  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS......

 (f)  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS............................

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS............................................

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK........


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS...............................................

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.......................

ITEM 5.  OTHER INFORMATION...............................................

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................

         SIGNATURES......................................................

(a) UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR EACH OF THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999


                           iGate Capital Corporation
                  Condensed Consolidated Statements of Income
                 (dollars in thousands, except per share data)
                                  (unaudited)

                                                       Three Months Ended                           Nine Months Ended
                                            September 30, 2000   September 30, 1999     September 30, 2000      September 30, 1999
                                            ------------------   ------------------     ------------------      ------------------
Revenues                                              $102,219             $ 78,996               $288,576                $217,428
Cost of revenues                                        61,991               45,304                181,572                 125,893
                                                  ------------        -------------          -------------            ------------
Gross profit                                            40,228               33,692                107,004                  91,535
Selling, general and administrative                     42,799               21,698                116,140                  59,651
                                                  ------------        -------------          -------------            ------------
Loss (income) from operations                           (2,571)              11,994                 (9,136)                 31,884
Equity in losses of affiliated companies                 4,291                   93                  9,471                      93
Minority loss (gain) in
  operating subsidiaries                                    86                  (50)                  (639)                    (50)
Other (income) expense, net                                939                 (825)                 3,174                  (2,494)
Merger-related expenses                                      -                    -                      -                   1,727
(Gain) from Mascot IPO                                       -                    -                (26,853)                      -
                                                  ------------        -------------          -------------            ------------
Loss (income) before income taxes                       (7,887)              12,776                  5,711                  32,608
Provision (credit) for income taxes                     (3,158)               4,634                  2,281                  11,744
                                                  ------------        -------------          -------------            ------------
Loss (income) from continuing operations                (4,729)               8,142                  3,430                  20,864
Loss (income) from discontinued operations
  net of income taxes                                     (283)                (533)                (2,303)                  9,352
                                                  ------------        -------------          -------------            ------------
Net income (loss)                                     $ (5,012)             $ 7,609                $ 1,127                $ 30,216
                                                  ============        =============          =============            ============
Net income (loss) per common share,
Basic:
Income (loss) from continuing operations               $ (0.09)              $ 0.16                 $ 0.07                  $ 0.41
Income (loss) from discontinued operations               (0.01)               (0.01)                 (0.05)                   0.19
                                                  ------------        -------------          -------------            ------------
Net income (loss) - Basic                              $ (0.10)              $ 0.15                 $ 0.02                  $ 0.60
                                                  ============        =============          =============            ============
Net income (loss) per common share,
Diluted:
Income (loss) from continuing operations               $ (0.09)              $ 0.16                 $ 0.07                  $ 0.41
Income (loss) from discontinued operations               (0.01)               (0.01)                 (0.05)                   0.18
                                                  ------------        -------------          -------------            ------------
Net income (loss) - Diluted                            $ (0.10)              $ 0.15                 $ 0.02                  $ 0.59
                                                  ============        =============          =============            ============


The accompanying notes are an integral part of the condensed consolidated financial statements.

(b) CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2000 (UNAUDITED)
    AND DECEMBER 31, 1999......................................................


                           iGATE CAPITAL CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)

                                                                                  Sept. 30,             December 31,
                                                                                    2000                   1999
                                                                                 (unaudited)            (audited)
                                                                                 -----------            -----------
                                 ASSETS
Current assets:
     Cash and cash equivalents                                                      $  18,748             $  23,596
     Investments                                                                       43,644                75,358
     Accounts receivable, net                                                          99,232                67,870
     Prepaid expenses                                                                   5,353                 2,758
     Income tax benefit                                                                19,602                 5,414
     Other assets                                                                      11,590                 1,806
     Deferred income taxes                                                              5,114                 1,676
     Net current assets of discontinued operations                                     11,773                21,752
                                                                                    ---------             ---------
           Total current assets                                                       215,056               200,230

Equipment and leasehold improvements, net                                              20,888                18,039
Intangible assets, net                                                                 44,058                35,920
Investments in unconsolidated affiliates                                               67,219                   290
Net noncurrent assets of discontinued operations                                       11,817                 8,619
                                                                                    ---------             ---------
           Total  assets                                                            $ 359,038             $ 263,098
                                                                                    =========             =========
                  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Revolving credit facility                                                      $  42,000             $       -
     Accounts payable                                                                   9,707                 8,630
     Accrued payroll and related costs                                                 30,581                25,373
     Other accrued liabilities                                                          9,172                 6,686
                                                                                    ---------             ---------
           Total current liabilities                                                   91,460                40,689

     Long term debt                                                                    20,000                30,000
     Other long term liabilities                                                          341                   982
     Deferred income taxes                                                             23,239                 6,975
     Minority interest                                                                  4,192                   290
                                                                                    ---------             ---------
           Total liabilities                                                          139,232                78,936

Shareholders' equity:
     Common Stock, par value $0.01 per share                                              513                   505
     Additional paid-in capital                                                       137,569               115,722
     Retained earnings                                                                 84,434                83,307
     Common stock in treasury, at cost                                                (14,095)              (14,095)
     Accumulated other comprehensive income                                            11,385                (1,277)
                                                                                    ---------             ---------
          Total shareholders' equity                                                  219,806               184,162
                                                                                    ---------             ---------
           Total liabilities and shareholders' equity                               $ 359,038             $ 263,098
                                                                                    =========             =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

(c)  UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AS OF
     SEPTEMBER 30, 2000........................................................


                           iGate Capital Corporation
           Condensed Consolidated Statements of Shareholders' Equity
                 (dollars in thousands, except per share data)
                                  (unaudited)

                                                                                                   Additional
                                         Common          Stock       Preferred       Stock          Paid -in        Retained
                                         Shares        Par Value      Shares       Par Value        Capital         Earnings
                                       ----------     ----------    ----------    ----------       ----------       --------
Balance, December 31, 1999             50,506,141         $ 505          1           $ -           $ 115,722        $83,307

Exercise of stock options,
 including tax benefit                    568,267             6                                       13,587

Issuance of common stock as
 part of acquisition                      150,943             2                                        8,260

Comprehensive Income:

Net unrealized gain on investments,
 net of tax

Currency translation adjustment

Net income                                                                                                            1,127
                                       -------------------------------------------------------------------------------------
Balance, September 30, 2000            51,225,351         $ 513          1           $ -             137,569         84,434
                                       ======================================================================================

                                                       Accumulated
                                                          Other         Total
                                       Treasury       Comprehensive  Shareholders'  Comprehensive
                                         Shares           Income        Equity         Income
                                      -----------     -------------  -------------  -------------
Balance, December 31, 1999              $(14,095)         $(1,277)     $184,162

Exercise of stock options,
 including tax benefit                                                   13,593

Issuance of common stock as
 part of acquisition                                                      8,262

Comprehensive Income:

Net unrealized gain on investments,
 net of tax                                                14,714        14,714          14,714

Currency translation adjustment                            (2,052)       (2,052)         (2,052)

Net income                                                                1,127           1,127
                                      ----------------------------------------------------------
Balance, September 30, 2000              (14,095)          11,385       219,806          13,789
                                      ==========================================================

The accompanying notes are an integral part of the condensed consolidated financial statements.

(d) UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999


                            iGate Capital Corporation

                 Condensed Consolidated Statements of Cash Flows
                            (dollars in thousands)
                                   (unaudited)

                                                                                                 Nine Months ended September 30
                                                                                                 ------------------------------
                                                                                                    2000                 1999
                                                                                                  --------             --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Operations:
Income--from continuing operations                                                                $  3,430             $ 20,864
     Adjustments to reconcile net income to cash provided by operations:
     Depreciation and amortization                                                                   8,946                4,345
     Allowance for uncollectible accounts                                                            2,011                  426
     Deferred Income Taxes, net                                                                    (24,188)              (1,611)
     Equity (gain) loss in joint ventures                                                            9,471                  (17)
     Minority (gain) loss in operating subsidiaries                                                    639                  (50)
     (Gain) from Mascot IPO                                                                        (26,853)                   -
Working capital items:
     Accounts Receivable and unbilled receivables                                                  (31,362)             (24,335)
     Prepaid and Other assets                                                                      (12,379)              (1,551)
     Prepaid Income Taxes                                                                           10,394                 (652)
     Accounts payable and other liabilities                                                         12,105                9,383
     Cash flows provided by discontinued operations                                                  4,478                6,220
                                                                                                  --------             --------
          Net cash (used)/provided by operating activities                                         (43,308)              13,022

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to equipment and leasehold improvements, net                                             (10,006)              (4,093)
Acquisitions, net of cash acquired                                                                 (11,279)              (6,437)
Purchase/sales of investments, net                                                                  31,714              (36,513)
Acquistions of unaffiliated companies                                                              (41,605)                   -
                                                                                                  --------             --------
          Net cash (used) by investing activities                                                  (31,176)             (47,043)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving line of credit, net of payments                                             42,000               30,000
Payment on long-term debt                                                                          (10,000)                   -
Proceeds from exercise of stock options                                                              8,709                3,277
Acquisition of treasury shares                                                                                             (916)
Proceeds from Mascot initial public offering, net of offering costs                                 30,979                    -
                                                                                                  --------             --------
          Net cash provided by financing activities                                                 71,688               32,361

Effect of currency translation                                                                      (2,052)                 234

Net change in cash and cash equivalents                                                             (4,848)              (1,426)
Cash and Cash equivalents, beginning of period                                                    $ 23,596             $ 35,493
                                                                                                  --------             --------
Cash and Cash equivalents, end of period                                                          $ 18,748             $ 34,067
                                                                                                  ========             ========

(e) NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared by iGate Capital Corporation (the "Company") in accordance with generally accepted accounting principles for interim financial information and
Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. The accompanying condensed consolidated financial statements as of and for the nine months ended September 30, 2000 should be read in conjunction with the Company's consolidated financial statements (and notes thereto) included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 1999, as amended (the "1999 Form 10-K"). Accordingly, the accompanying condensed consolidated financial statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included, and all adjustments unless otherwise discussed in the notes to the condensed consolidated financial statements are of a normal and recurring nature. The information contained herein is not a comprehensive management overview and analysis of the financial condition and results of operations of the Company, but rather updates disclosures made in the 1999 Form 10-K. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

The use of generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain reclassifications have been made to the presentation for the current period and prior periods in order to reflect corporate events discussed herein that occurred during the three months ended September 30, 2000.

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

If the Company acquires between 20% - 50% of another company's equity or otherwise acquires management influence, the investment is accounted for under equity accounting rules prescribed by Accounting Principles Board Opinion No. 18, "The equity method of accounting for investments in common stock." If the Company acquires less than a 20% interest or does not acquire management influence, the investment is either carried at cost or, if publicly traded, as available for sale securities. The Company's proportionate share of investment income or loss in affiliates accounted for under the equity method is recorded as part of other income.

There were neither dividends declared nor any material transactions between affiliates for either of the nine-month periods ended September 30, 2000 and September 30, 1999.

During the quarter, the Company acquired an additional nine percent (9%) ownership interest in Symphoni Interactive, LLC ("Symphoni") for $2,500,000. As a result of this step acquisition, we have restated prior periods to include the operating results and financial position of Symphoni with no change in net income for these periods.

3.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                               Three months ended September 30,      Nine months ended September 30
                                                              ----------------------------------     ------------------------------
                                                                 2000                   1999             2000                1999
                                                              --------               -------          -------             -------
Basic income/(loss) per share:
     (Loss)/income from continuing operations                  $(4,729)                $ 8,142          $ 3,430             $20,864
     (Loss)/income from discontinued operations                   (283)                   (533)          (2,303)              9,352
                                                               --------                -------          -------             -------
          Net income/(loss)                                    $(5,012)                $ 7,609          $ 1,127             $30,216

Divided by:
     Weighted average shares outstanding                        50,412                  50,440           50,245              50,380

Income/(loss) per share - Basic:
     Income/(loss) per share from continuing operations          (0.09)                   0.16             0.07                0.41
     Income/(loss) per share from discontinued operations        (0.01)                  (0.01)           (0.05)               0.19
                                                              --------                 -------          -------             -------
          Total income/(loss) per share - Basic                  (0.10)                   0.15             0.02                0.60

Diluted income/(loss) per share:
     Income/(loss) per share from continuing operations        $(4,729)                $ 8,142          $ 3,430             $20,864
     Income/(loss) from discontinued operations                   (283)                  (533)           (2,303)              9,352
                                                              --------                -------           -------             -------
           Net income/(loss)                                   $(5,012)                $7,609           $ 1,127             $30,216

Divided by:
     Weighted average shares outstanding                        50,412                 50,440            50,245              50,380
     Dilutive effect of common stock equivalents                    38                  1,070               833                 360
     Dilutive effect of convertible securities                       -                    550                 -                 600
                                                              --------                -------           -------             -------
          Diluted average shares of common shares               50,450                 52,060            51,078              51,340

Income/(loss) per share - Diluted:
     Income/(loss) per share from continuing operations          (0.09)                  0.16              0.07                0.41
     Income/(loss) per share from discontinued operations        (0.01)                 (0.01)            (0.05)               0.18
                                                              --------                -------           -------             -------
          Total income/(loss) per share - Diluted                (0.10)                  0.15              0.02                0.59

For the three months and nine months ended September 30, 2000, options to purchase 249,500 and 766,800 shares as well as 1,387,000 shares reserved for issuance upon conversion of a convertible promissory note have not been included in the diluted calculation of earnings per share as their effect would be antidilutive.

4. GAIN ON ISSUANCE OF STOCK BY SUBSIDIARIES AND AFFILIATES

In June 2000, the Company's wholly owned Indian subsidiary, Mascot Systems Limited ("Mascot Ltd."), commenced its initial public offering of common stock on the Indian stock exchange, issuing approximately 3 million shares at a price of approximately $11 per share, raising $30.9 million in net proceeds. As a result of the initial public offering, the Company's ownership interest in Mascot Ltd. was reduced to approximately 88.9%. The Company recorded a pre-tax gain of $26.9 million in accordance with Staff Accounting Bulletin 51, as a result of Mascot Ltd.'s initial public offering.

5. SEGMENT INFORMATION

In accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), the Company has reevaluated the way the Company is to be managed, beginning in the third quarter of 2000. As a result, the operating units of the Company were recast into six continuing reporting segments, which have been defined by management based primarily on the scope of services offered by each segment. The 1999 segment information has been restated accordingly for comparative purposes.

The Company's six continuing reporting segments are as follows: (1) Emplifi - consists of the Company's wholly owned subsidiary Emplifi, Inc., which provides web integration services; (2) Mascot - consists of Mascot Ltd., the Company's subsidiary that is publicly held in India, which provides offshore web-focused services; (3) eJIVA - consists of the Company's wholly-owned subsidiary eJIVA, Inc., which provides customer care and internet trading solutions; (4) Emerging eServices - encompasses several subsidiaries that provide application services in business intelligence management, web integration in foreign and domestic markets, and e-Vendor management services; (5) Value Services - encompasses several subsidiaries that provide co-managed services; and (6) iGate Corporate
- a non-revenue producing segment which captures corporate costs, joint ventures and other strategic investment activity.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates segment performance based upon income or loss from operations. The Company does not allocate income taxes, other income or expense and non-recurring charges to segments. In addition, the Company accounts for inter-segment sales and transfers at current market prices.

Revenues and total assets by geographic area consisted of the following:

                                                Nine Months Ended
                                                  September 30,
                                               2000           1999
                                             --------       --------
Revenues:
North America                                $241,272       $176,550
Europe                                         30,948         29,036
Pacific Rim                                    16,356         11,842
                                             --------       --------
    Total Sales                               288,576        217,428
                                             ========       ========


                                               Three Months Ended
                                                  September 30,
                                               2000           1999
                                             --------       --------
Revenues:
North America                                $ 84,422       $ 64,638
Europe                                         11,245          9,938
Pacific Rim                                     6,552          4,420
                                             --------       --------
    Total Sales                               102,219         78,996
                                             ========       ========


                                                  September 30,
                                               2000           1999
                                             --------       --------
Total assets of continuing operations:
North America                                $269,567       $192,587
Europe                                         20,713         21,087
Pacific Rim                                    45,168         18,044
                                             --------       --------
    Total Assets                              335,448        231,718
                                             ========       ========

The following tables present selected financial information for the Company's continuing reporting segments as of and for the three month and nine month periods ended September 30, 2000 and September 30, 1999 (in thousands):

                                                              Nine Months Ended September 30, 2000
                               ---------------------------------------------------------------------------------------------------
                               Emplifi     Mascot Ltd.       eJIVA    Emerging eServices   Value Services  iGate Capital     Total
                               --------    -----------     --------   ------------------   --------------  -------------  ---------
Revenues                       $ 94,760     $ 42,588       $ 57,559          $ 42,843         $ 53,958                    $ 291,708
Intersegment sales               (1,523)        (642)          (456)                -             (511)     $                (3,132)
                               --------    ---------       --------          --------         --------      --------      ---------
Reported revenues                93,237       41,946         57,103            42,843           53,447             -        288,576
Direct costs                     59,578       23,852         30,892            25,418           41,832                      181,572
                               --------    ---------       --------          --------         --------      --------      ---------
Gross Margin                     33,659       18,094         26,211            17,425           11,615             -        107,004
Operating expenses               19,100       13,177         30,658            27,081            9,588        16,536        116,140
                               --------    ---------       --------          --------         --------      --------      ---------
Operating income (loss)        $ 14,559     $  4,917       $ (4,447)         $ (9,656)        $  2,027       (16,536)        (9,136)
                               ========    =========       ========          ========         ========

Equity in losses of
 affiliated companies                                                                                          9,471          9,471
Minority interest                                                                                               (639)          (639)
Other (income) expense, net                                                                                    3,174          3,174
(Gain) from Mascot IPO                                                                                       (26,853)       (26,853)
Provision for income taxes                                                                                     2,281          2,281
                                                                                                            --------      ---------
Income (loss) from continuing
 operations                                                                                                 $    592      $   3,430
                                                                                                            ========      =========

                                                              Nine Months Ended September 30, 1999
                               ---------------------------------------------------------------------------------------------------
Revenues                       $ 72,467     $ 45,561       $ 46,420          $ 33,890         $22,443       $      -      $ 220,781
Intersegment sales                  (82)      (3,252)             -                 -             (19)             -         (3,353)
                               --------    ---------       --------          --------         -------       --------      ---------
Reported revenues                72,385       42,309         46,420            33,890          22,424              -        217,428
Direct costs                     43,226       23,097         23,162            20,133          16,275                       125,893
                               --------    ---------       --------          --------         -------       --------      ---------
Gross margin                     29,159       19,212         23,258            13,757           6,149              -         91,535
Operating expenses                9,969       12,895         13,453             9,309           3,554         10,471         59,651
                               --------    ---------       --------          --------         -------       --------      ---------
Operating income (loss)        $ 19,190     $  6,317       $  9,805          $  4,448         $ 2,595        (10,471)        31,884
                               ========    =========       ========          ========         =======

Equity in losses of
 affiliated companies                                                                                             93             93
Minority interest                                                                                                (50)           (50)
Other (income) expense, net                                                                                   (2,494)        (2,494)
Merger-related expenses                                                                                        1,727          1,727
Provision for income taxes                                                                                    11,744         11,744
                                                                                                            --------      ---------
Income (loss) from continuing
 operations                                                                                                 $(21,491)     $  20,864
                                                                                                            ========      =========


                                                             Three Months Ended September 30, 2000
                               ---------------------------------------------------------------------------------------------------
Revenues                       $ 33,653     $16,329        $ 20,445          $  16,772        $16,303       $      -      $ 103,502
Intersegment sales                 (738)          -            (405)                 -           (140)                       (1,283)
                               --------    --------        --------          ---------        -------       --------       --------
Reported revenues                32,915      16,329          20,040             16,772         16,163              -        102,219
Direct costs                     20,224       8,860          11,057              9,021         12,829                        61,991
                               --------    --------        --------          ---------        -------       --------       --------
Gross margin                     12,691       7,469           8,983              7,751          3,334              -         40,228
Operating expenses                7,088       5,129          11,249             10,393          3,094          5,846         42,799
                               --------    --------        --------          ---------        -------       --------       --------
Operating income (loss)         $ 5,603     $ 2,340        $ (2,266)         $  (2,642)       $   240         (5,846)        (2,571)
                               ========    ========        ========          =========        =======       ========       ========

Equity in losses of
 affiliated companies                                                                                          4,291          4,291
Minority interest                                                                                                 86             86
Other (income) expense, net                                                                                      939            939
Provision (credit) for
  income taxes                                                                                                (3,158)        (3,158)
                                                                                                            --------       --------
Loss from continuing
 operations                                                                                                 $ (8,004)      $ (4,729)
                                                                                                            ========       ========

                                                             Three Months Ended September 30, 1999
                               ---------------------------------------------------------------------------------------------------
Revenues                       $26,308      $17,791        $16,877           $11,780          $7,488        $      -      $ 80,244
Intersegment sales                   -       (1,229)             -                 -             (19)              -        (1,248)
                               -------      -------        -------           -------          ------        --------      --------
Reported revenues               26,308       16,562         16,877            11,780           7,469               -        78,996
Direct costs                    15,877        8,921          8,377             6,830           5,299                        45,304
                               -------      -------        -------           -------          ------        --------      --------
Gross margin                    10,431        7,641          8,500             4,950           2,170               -        33,692
Operating expenses               3,485        4,535          5,143             3,319           1,417           3,799        21,698
                               -------      -------        -------           -------          ------        --------      --------
Operating income (loss)        $ 6,946      $ 3,106        $ 3,357           $ 1,631          $  753        $ (3,799)       11,994
                               =======      =======        =======           =======          ======
Equity in losses of
 affiliated companies                                                                                             93            93
Minority interest                                                                                                (50)          (50)
Other (income) expense, net                                                                                     (825)         (825)
Provision for income taxes                                                                                     4,634         4,634
                                                                                                            --------      --------
Income (loss) from continuing
 operations                                                                                                 $ (7,651)     $  8,142
                                                                                                            ========      ========

(1) Corporate activities that are not allocated to business segments include: general corporate expenses, eliminations of intersegment transactions, equity in losses of affiliated companies, minority interest and interest income and expense. The Company evaluates segments based on income from operations. This basis is not necessarily a measure computed in accordance with generally accepted accounting principles and it may not be comparable to other companies. Additionally, the Company does not allocate assets and capital additions to the business segments.

(2)  Merger related expenses are considered part of operating expenses.

6.  DISCONTINUED OPERATIONS

In April of 2000 the Company's board of directors approved a plan to divest the Company of the Staffing division. Accordingly, the Staffing segment is being treated as a discontinued operation for financial reporting purposes. The Staffing segment operates in the United States, Canada and Australia, and primary assets consist of a staff of more than 1,100 IT professionals, existing client relationships and support infrastructure.

7.  SUBSEQUENT EVENTS

On November 9, 2000, Sunil Wadhwani and Ashok Trivedi each purchased 421,052 newly-issued shares of the registrant's Common Stock at a price per share of $5.9375, the closing price of a share of the registrant's Common Stock on November 8, 2000 as reported in The Wall Street Journal. The closing price per share for the registrant's Common Stock on September 30, 2000, as reported in the Wall Street Journal, was $5.19.

(f)      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of iGate Capital Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of iGate Capital Corporation (a Pennsylvania Corporation) and its subsidiaries as of September 30, 2000, the related condensed consolidated statements of income, shareholders' equity and cash flows for the three-month and nine-month periods ended September 30, 2000 and 1999 and the statement of cash flows for the nine-month periods ended September 30, 2000 and 1999. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of iGate Capital Corporation and its subsidiaries as of December 31, 1999, (not presented herein), and, in our report dated January 27, 2000, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                           /S/ ARTHUR ANDERSEN LLP

Pittsburgh, Pennsylvania,
November 7, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with Part II, Item 7 of the registrant's Annual Report filed on Form 10-K for the year ended December 31, 1999, as amended (the "1999 Form 10-K"). The following discussion should also be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q ("Form 10-Q"). The information contained herein is not a comprehensive management overview and analysis of the financial condition and results of operations of the Company, but rather updates disclosures made in the 1999 Form 10-K. As used herein, "iGate Capital" or the "Company" shall mean iGate Capital Corporation and each of its consolidated subsidiaries.

This Form 10-Q contains statements that are not historical facts and that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the use of words such as "believes," "expects," "may," "will," "should," "intends," "continue," "anticipates," or by similar expressions, and can also be found in discussions of our strategy and our plans. You should not place undue reliance on these forward-looking statements. These statements involve important risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in any forward- looking statements. We assume no obligation to update these forward-looking statements as circumstances change. While we cannot predict all of these risks and uncertainties, important risk factors that could cause actual results to differ materially from our current beliefs and expectations are discussed below under the heading "Risk Factors" and in other documents we file with the Securities and Exchange Commission.

OVERVIEW

iGate Capital Corporation, formerly named Mastech Corporation, was incorporated in the Commonwealth of Pennsylvania on November 12, 1996 and, through operating subsidiaries, is a worldwide provider of information technology ("IT") services and electronic commerce services ("eServices") to large and medium-sized organizations. Mastech Systems Corporation ("Mastech Systems"), a Pennsylvania corporation through which the business of the Company has been conducted since Mastech Systems was formed in July 1986, is an indirect, wholly owned subsidiary of iGate Capital Corporation.

We provide our clients with a single source for a broad range of IT applications solutions and eServices, including: client/server design and development, conversion/migration services, enterprise resource planning ("ERP") package implementation services, electronic business systems and applications maintenance outsourcing. These services are provided in a variety of computing environments and use leading technologies, including client/server architecture, object oriented programming languages and tools, distributed database management systems and the latest networking and communications technologies.

Until March 2000, the majority of our business was conducted through Mastech Systems. In March 2000, we announced an internal reorganization in which we changed our name to iGate Capital Corporation and we transferred substantially all of the assets of Mastech Systems to subsidiary operating companies. We believe that this reorganization will enhance our ability to identify and penetrate emerging IT and eServices markets quickly and effectively. The reorganization represents an initial step in our strategy to significantly expand our portfolio of services through (i) internal creation of new service offerings, (ii) the development of our existing service offerings and (iii) acquisition of, and strategic investment in, new eServices businesses.

In the fourth quarter of 1999, we began to manage our business and strategic objectives in new ways. Our new approach, which was the impetus for the internal reorganization described above, led us to revise our reportable operating segments. At this time we segmented our business into "Staffing" and "Solutions" divisions. During April 2000, we decided to divest the "Staffing" segment. For reporting purposes, our Staffing segment is being treated as a discontinued operation for each of the periods presented.

As our business and the eServices market sector continues to evolve, we continue to look for ways to manage our businesses in a manner that best reflects our business plan and overall Company vision. In September 2000 we decided to recast our reporting segments. We believe that this new multi-segment approach will allow us to manage our business more efficiently and will provide the readers of our financial statements with a better understanding of the manner in which iGate currently operates.

Our six recast reporting segments are as follows: (1) Emplifi - consists of the Company's wholly owned subsidiary Emplifi, Inc., which provides web integration services; (2) Mascot - consists of Mascot Ltd., the Company's subsidiary that is publicly held in India, which provides offshore web-focused services; (3) eJIVA - consists of the Company's wholly-owned subsidiary eJIVA, Inc., which provides customer care and internet trading solutions; (4) Emerging eServices - encompasses several subsidiaries taht provide application services in business intelligence management, web integration in foreign and domestic markets, and e-Vendor management services; (5) Value Services - encompasses several subsidiaries that provide co-managed services; and (6) iGate Corporate - a non-revenue producing segment which captures corporate costs, joint venture and other strategic investment activity.

Our majority owned subsidiary operating companies as of September 30, 2000 include Emplifi, Inc., a web based integrator; Mascot Ltd., a provider of offshore web-focused services; RedBrigade Limited ("RedBrigade"), a web integrator for the European marketplace; Chen & McGinley, Inc. ("CMI"), a provider of application solutions; eJIVA, Inc., a provider of customer care and Internet trading solutions; Ex-tra-net, Inc., a provider of e-Vendor management services that conducts business under the name of itiliti ("itiliti"); Innovative Resource Group, Inc. ("IRG"), specializing in business intelligence management; Symphoni Interactive, LLC ("Symphoni"), a provider of web-focused services for the financial services industry (during the quarter ended September 30, 2000 we increased our 50% ownership interest in Symphoni such that we are now the majority owner); Global Financial Services of Nevada, Inc. ("GFS), a provider of trade processing services for the financial services industry; and Direct Resources (Scotland) Ltd. ("Direct Resources"), a provider of staff augmentation services in Scotland. RedBrigade, itiliti, IRG and Symphoni are included in the Emerging eServices reporting segment, and CMI, GFS and Direct Resources are included in the Value Services reporting segment.

Emplifi, Inc., eJIVA, Inc., CMI, GFS, Direct Resources and RedBrigade earn a substantial portion of their revenues on a time-and-materials basis as services are performed. Mascot Ltd. and Symphoni earn revenues on a time-and-materials basis and on a proportional performance basis, based upon a fixed price. itiliti recognizes revenues upon implementation and client acceptance of an application and through monthly service fees, in accordance with SOP 97-2 Software Revenue Recognition. IRG recognizes revenues based upon services provided as dictated in client contracts. The financial results of these companies are included as part of our consolidated operations for the three-month and nine-month periods ended September 30, 2000.

We currently have two joint ventures, each of which are 50% owned: Synerge, LLC, which does business under the name of iProcess ("iProcess"), a provider of web based business process outsourcing, and Planning Technologies, Inc. ("PTI"), specializing in enterprise networking solutions in the telecommunications industry. We also hold a 23% equity ownership in Air2Web, an Application Service Provider ("ASP") in the wireless industry delivering Internet applications directly to mobile users. These investments are accounted for under the equity method of accounting, and our proportionate share of each affiliate's net losses and amortization of our net excess investment over our net equity in each affiliate's net assets is included in "Equity in losses of affiliates" section of the income statement.

In February 2000, we started our first eServices venture fund, iGate
Ventures I, L.P. (the "Venture Fund"), which has since changed its name to Highgate Ventures I, L.P. Since inception, the Venture Fund has purchased investments in eServices companies ranging in ownership from 1% to 19.9%. The Venture Fund accounts for its investments in Versata, Inc. ("Versata"), a publicly-traded software and eServices company, and Speechworks International, Inc. ("Speechworks"), a publicly-traded software company, as available for sale securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These investments are carried at market value, with the unrealized gains or losses, net of tax, reported as a component of comprehensive income in the statement of shareholders' equity. The Venture Fund recognizes its proportionate share of income or loss in its VCampus, Inc. ("VCampus") investment under the equity method of accounting as "equity in losses of affiliated companies" on the consolidated income statement. The Venture Fund's other investments are accounted for at cost.

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

The following discussion compares the quarters ended September 30, 2000 and September 30, 1999, with our recast continuing reporting segments and without our Staffing segment, which is being treated as discontinued operations.

Our revenues for the three months ended September 30, 2000 increased $23.2 million or 29.4% to $102.2 from $79.0 million for the three months ended September 30, 1999. Emplifi and eJIVA revenues increased $6.6 million and $3.2 million, respectively, due to increased customer demand and new business. Our Emerging eServices revenue increased $5.0 million due to the acquisitions of IRG, itiliti, and our majority ownership interest in Symphoni, as well as general overall growth of each of these companies. Value Services increased revenue by $8.7 million due to increased customer demand and the acquisition of

CMI, whose revenues were not included as part of the quarter ended September 30, 1999. Mascot Ltd.'s revenues decreased $0.3 million on a quarter-to-quarter basis, with such decrease not traceable to any specific factor or factors.

Our direct costs for the three months ended September 30, 2000, increased
$16.7 million or 36.8% to $62.0 million from $45.3 million for the three months ended September 30, 1999. The most significant factor contributing to the increase in direct costs was our revenue growth and the acquisitions identified in the preceding paragraph.

Selling, general and administrative ("SG&A") include all overhead costs that we incur that are not directly associated with our revenue generating consultants. These costs include salaries, depreciation, amortization, rent, human resource and recruiting costs as well as communications and facilities costs. Our SG&A expenses for the three months ended September 30, 2000 increased $21.1 million to $42.8 million from $21.7 million for the three months ended September 30, 1999. Our SG&A expenses as a percentage of revenue increased to 41.9% from 27.4% as compared to last year's corresponding period, mainly due to the investments in management infrastructure at each of our operating companies. We do not expect that our SG&A expenses will increase significantly over time and believe that SG&A expenses will decrease as a percentage of revenue as our businesses grow. We think we have the necessary management structure in each segment to sustain our growth in future periods.

Equity in losses of affiliated companies for the quarter ended September
30, 2000 totaled $4.3 million and consisted of our share of net losses in our joint ventures iProcess and PTI, and our equity investments, such as Air2Web
and VCampus.   In the third quarter of 1999, our losses in affiliated companies totaled $0.1 million. The majority of our joint ventures and equity investments involve entities in the early stages of development, and we expect to incur losses in these companies until they are able to move beyond their respective start-up phases. We expect this income statement line item and income classification to become more significant and at times volatile, as we continue to invest in, and participate in joint ventures involving, eServices companies.

Other expense in the third quarter of fiscal year 2000 totaled $0.94 million, as compared to $0.83 million of income for the comparable quarter in fiscal year 1999. During the current period other expense increased as the amount we paid in interest expense exceeded earnings on our investments.

Minority interest totaled $0.09 million for the third quarter of fiscal year 2000, primarily reflecting minority interest in the net losses of our five majority owned operating subsidiaries. We had $0.05 million of minority interest in the third quarter of fiscal 1999.

Our income tax benefit  was $3.2 million at an effective rate of 40.0% for the quarter ended September 30, 2000 as compared to tax expense of $4.6 million
at an effective rate of 36.3% for the quarter ended September 30, 1999.   Our
effective rate increased in the third quarter of 2000 primarily due to nondeductible goodwill amortization charges that were incurred in connection with our acquisitions.

For the three months ended September 30, 2000, our discontinued Staffing segment had an after tax loss of $0.3 million as compared to an after tax loss of $0.5 million for the comparable period in 1999. The after tax loss incurred for the three months ended September 30, 1999 includes a one-time special charge totaling $3.5 million related to winding down an existing customer in our discountinued Staffing segment. Without the special charge we would have had after tax income of $1.7 million for the third quarter of fiscal year 1999 using an effective rate of 36.3%.

We incurred a loss from continuing operations of $2.6 million for the quarter ended September 30, 2000, as compared to net income from continuing operations of $12.0 million for the quarter ended September 30, 1999. Our net loss for the current period is primarily due to costs that we have incurred in establishing the necessary infrastructure for our recently formed operating companies.


Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

The following discussion compares the nine months ended September 30, 2000 to the nine months ended September 30, 1999, with our recast continuing reporting segments and without our Staffing segment, which is being treated as discontinued operations.

Our revenues for the nine months ended September 30, 2000 increased $71.2 million or 32.7% to $288.6 million from $217.4 million for the nine months ended September 30, 1999. Emplifi and eJIVA revenues increased $20.9 million and $10.7 million, respectively due to increased customer demand and new business. Our Emerging eServices revenue increased $9.0 million due to the acquisitions of IRG, itiliti, and our majority ownership interest in Symphoni, as well as general overall growth of each of these companies. Value Services increased revenue by $31 million due to increased customer demand and the acquisition of CMI, whose revenues were not included as part of the nine months ended September
30, 1999.   Mascot Ltd.'s revenue decreased $0.4 million on a comparable basis.

Our direct costs for the nine months ended September 30, 2000, increased $55.7 million or 44.2 % to $181.6 million from $125.9 million for the nine months ended September 30, 2000. The most significant factor contributing to the increase in direct costs was our revenue growth and the acquisitions identified in the preceding paragraph.

Selling, general and administrative ("SG&A") include all overhead costs that we incur that are not directly associated with our revenue generating consultants. These costs include salaries, depreciation, amortization, rent, human resource and recruiting costs as well as communications and facilities costs. Our SG&A expenses for the nine months ended September 30, 2000 increased $56.4 million to $116.1 million from $59.7 million for the nine months ended September 30, 1999. Our SG&A expenses as a percentage of revenue increased to
40.2 % from 27.5 % as compared to last year's corresponding period, mainly due to the building of management infrastructure at each of our operating companies. We do not expect that our SG&A expenses will increase significantly over time and believe that SG&A expenses will decrease as a percentage of revenue as our businesses grow. We think we have the needed management structure in each segment to sustain our growth in future periods.

Equity in losses of affiliates for the nine months ended September 30, 2000, totaled $9.5 million and consisted of losses in our joint ventures iProcess and PTI, and in our equity investments, such as Air2Web and VCampus. For the nine months ended September 30, 1999, our losses in affiliated companies totaled $0.1 million. The majority of our joint ventures and equity investments involve entities in the early stages of development, and we expect to incur losses in these companies until they are able to move beyond their respective start-up phases. We expect this income statement line item and income classification to become more significant and at times volatile, as we continue to invest in, and participate in joint ventures involving, eServices companies.

Other expense for the nine months ended September 30, 2000 totaled $3.2 million as compared to income of $2.5 million for the comparable nine month period in fiscal 1999. During the current period, other expense increased as the amount we paid in interest expense exceeded earnings on our investments.

Minority interest totaled $0.6 million for the nine months ended September 30, 2000, primarily reflecting minority interest in the net losses of our five majority owned operating subsidiaries. Minority interest in the amount of $0.05 million for the nine months ended September 30, 1999 was related to our interest in Symphoni.

We recognized a pretax gain of $26.9 million on the Mascot Ltd. initial public offering during the nine months ended September 30, 2000. We had no similar activity for the nine month period ended September 30, 1999.

We incurred no merger related expenses during the nine months ended
September 30, 2000. We incurred merger related expenses of $1.7 million for the nine months ended September 30, 1999 related to our acquisition of The Amber Group.

Our income tax expense was $2.3 million, at an effective rate of 40% for the nine months ended September 30, 2000, as compared to tax expense of $11.7 million at an effective rate of 36% for the nine months ended September 30,
1999.   Our effective rate increased in 2000 primarily due to nondeductible goodwill amortization charges partially offset by the reversal of an income tax accrual. Changes in the expected outcome of certain tax matters resulted in the reversal of this accrual.

Our loss from our discontinued Staffing segment for the nine months ended September 30, 2000, which consisted of Staffing costs in excess of Staffing revenues, net of an income tax benefit at an effective rate of 40%, was $2.3 million. Staffing revenues exceeded Staffing costs for the nine months ended September 30, 1999, as a consequence of the higher demand for Staffing services in 1999, and we realized net income of $9.4 million for the nine months ended September 30, 1999 for the Staffing segment.

Income from continuing operations totaled $3.4 million for the nine months ended September 30, 2000 as compared to net income from continuing operations of $20.9 million for the nine months ended September 30, 1999. This decrease in income from continuing operations is primarily due to the costs that we have incurred in establishing the necessary infrastructure for our operating companies.

Liquidity and Capital Resources

Our working capital position decreased $35.9 million from December 31, 1999 to September 30, 2000. During the nine months ended September 30, 2000 we used a combination of cash, investment balances and proceeds from our revolving credit facility for general operating purposes, acquisitions, investments, and fundings of our joint ventures and certain operating subsidiaries in their start-up phases. Our accounts receivable increased $31.3 million from period to period and our days sales outstanding ("DSO") increased from 81 at December 31, 1999 to 90 at September 30, 2000. The increase in DSOs can be attributed to increasing sales and revenue growth and delays in payment due to customer confusion related to our March 2000 reorganization.

At September 30, 2000, we had cash and short-term investments of $18.7 million and $43.6 million, respectively, as compared to cash and short-term investments of $23.6 million and $75.4 million, respectively, at December 31, 1999. Short-term investments at December 31, 1999 consisted mainly of tax-exempt bonds, as compared to our current portfolio which has a higher concentration of short-term commercial paper and other short-term investments which provide us with a more liquid investment portfolio. Liquidity and the ability to access cash quickly is an important factor in enabling us to implement our new business strategy.

During the nine months ended September 30, 2000, we used $52.9 million for acquisitions of operating subsidiaries, investments in eServices companies through the Venture Fund, and capital contributions to our existing joint ventures iProcess and PTI. During the quarter ended September 30, 2000, we purchased additional equity in Symphoni, resulting in our ownership of a majority of the outstanding equity in Symphoni, which previously had been a 50%- owned joint venture.

The Venture Fund made investments in VCampus, Versata, Brainbench, Inc.,
Xpede, Inc., Bluewater Information Convergence, Inc., eNPD and Speechworks. We also purchased a 25% investment in Air2Web with a combination of cash and stock, which investment has since been diluted to a 23% interest.

Capital expenditures for the for the nine month periods ended September 30, 2000, and September 30, 1999, were $8.4 million and $4.1 million, respectively, and were of a normal and recurring nature for each of the comparative periods.

Mascot Ltd., our Indian subsidiary, successfully completed an initial public offering in March 2000, which generated $30.9 million of proceeds, net of offering costs. As part of Indian governmental regulations, all proceeds from the offering must remain in India, thus we do not have direct access to the funds. However, we believe that it is in our best business interests that the funds stay in India as it is likely that Mascot Ltd. will have the ability to grow its business internally and through acquisitions without drawing on funds from iGate Capital Corporation.

Through the nine months ended September 30, 2000, we have received $8.7 million of cash proceeds upon exercise of employee stock options.

Effective August 1, 2000 we entered into a new, $50 million secured credit facility (the "New PNC Facility") with PNC Bank, N.A. ("PNC"). The new facility replaced an existing $75 million unsecured line of credit with PNC. The new agreement and related covenants have been revised to accommodate our new business plan and approach to doing business. The New PNC Facility provides a maximum loan amount of $50 million, subject to the balance of our accounts receivable and certain other factors. The New PNC Facility requires us to maintain an aggregate of $30 million in cash and cash equivalents, of which cash and cash equivalents in the amount of $25 million have been pledged to PNC. This facility matures on October 1, 2001. At September 30, 2000, we had drawn $42 million under the New PNC Facility and had no ability as of that date to draw down additional funds. Currently cash in the amount of $8 million is available to be drawn under the New PNC facility.

On July 22, 1999, we completed a private placement of a $30,000,000
Convertible Promissory Note ( as amended, the "GE Note") to GE Capital Equity Investments, Inc. ("GE Capital"). The entire principal amount of the GE Note will mature on July 22, 2004, and interest payments were made on the note on January 31, 2000 and July 31, 2000. The GE Note is convertible at any time after July 22, 2002 through its maturity, at the option of the holder, into shares of the registrant's Common Stock; provided, however, that the portion of the GE Note that may be converted into iGate Common Stock may be limited if the revenues we generate by performing services for GE Capital and certain of its affiliates fall below certain targets. In conjunction with entering into the New PNC Credit Facility, we amended the GE Note effective August 1, 2000 to provide GE Capital with a more favorable conversion price and to provide for revised revenue targets. As of September 30, 2000, the GE conversion price was above the fair market value of the registrant's Common Stock. We also paid down $10 million on the GE Note and the current outstanding principal amount is $20 million.

Going forward, we may be obligated to pay cash earnouts related to certain prior acquisitions. These earnout arrangements were agreed upon at the time we acquired our interests in these entities and will be paid if these companies meet certain performance benchmarks. If all performance benchmarks are met, we will pay cash earnouts of approximately $12 million over the twelve-month period ending September 30, 2001.

Consistent with our plans to take advantage of early-stage opportunities in emerging eServices markets, we recognize the need to have cash readily available for strategic investments, acquisitions, incubations and to fund our joint ventures during their start-up phases. We believe our operating expense needs for all of our existing operations and investments for the twelve months ending September 30, 2001 can be met through a combination of operating cash flow, proceeds from the anticipated sale of our Staffing division, proceeds from the sale of some of our publicly-traded Venture Fund investments, available cash balances and unused borrowings under the New PNC Facility. Our ability to acquire and incubate new companies, make new Venture Fund investments and fund new joint ventures will be entirely dependent on the amount of excess cash generated from our operating companies and our ability to raise capital from outside sources. We cannot provide assurances that we will generate sufficient excess cash to acquire and incubate new companies and make new investments, or that we will be able to raise cash through additional borrowings and/or equity issuances on terms acceptable to us.

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

During the fourth quarter of 1999, The Securities and Exchange Commission released Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB No. 101"), to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 explains the SEC's general framework for revenue recognition. SAB 101 does not change existing literature on revenue, but rather clarifies the SEC's position on preexisting literature. We must adopt SAB No. 101 by December 31, 2000. While we have not completed our review of the effects of SAB No. 101, we do not presently believe that its adoption will have a significant impact on our financial position and results of operations.

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

Government Regulation of Immigration

We recruit IT and eServices professionals on a global basis and, therefore, must comply with the immigration laws in the countries in which we operate, particularly the United States. As of June 30, 2000, approximately 35% of our worldwide workforce were working under H-1B temporary work permits in the United States. Statutory law limits the number of new H-1B petitions that may be approved in a fiscal year, and if we are unable to obtain H-1B visas for our employees in sufficient quantities or at a sufficient rate for a significant period of time, our business, operating results and financial condition could be adversely affected. On October 17, 2000, the "American Competitiveness in the Twenty-First Century Act" (the "American Competitiveness Act") was signed into law, and the annual H-1B visa quota for each of the next three fiscal years was increased to 195,000. In addition, certain provisions of the American Competitiveness Act make it likely that there will not be any H-1B "black out periods" as there have been in the past. We note that a companion bill increased the special H-1B training filing fee from $500 to $1,000, and that the Competitiveness Act now permits permanent resident applicants to change employers under certain conditions, which could adversely impact employee retention rates among the Company's non-citizen/non-permanent resident consultants.

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

Risks Associated with Covenants in Certain Financing Instruments

Each of the New PNC Facility and the GE Note contain restrictive covenants that require us to meet certain financial criteria on a rolling quarterly basis. In light of our reorganization and our determination to treat our Staffing business as a discontinued operation for financial reporting purposes, we may not be able to continue to satisfy the financial covenants in these documents. If we are not able to renegotiate the terms and conditions of these financial covenants and if we cannot satisfy such covenants, each of PNC and GE Capital will have the option of making the full amount of our outstanding debt under these instruments immediately due and payable; and, with respect to the GE Note, GE Capital will have the option of converting any amounts we owe to GE Capital into iGate Common Stock. In addition, the New PNC Facility requires that we maintain an aggregate of $30 million in cash and equivalents at all times during the term of the New PNC Facility, of which cash and cash equivalents in the amount of $25 million have been pledged to PNC for the term of the New PNC Facility. These restrictions on our cash and cash equivalents may restrict our ability to make investments in new and existing businesses.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

On June 30, 1998, we entered into a foreign exchange contract with PNC to hedge our foreign exchange exposure on certain intercompany debt. The contract initially provided for maturation on September 30, 1998 and was extended on a quarterly basis, until June 30, 2000, when we decided to extend the contract on a monthly basis. The contract has since been extended to November 15, 2000.

The outstanding contract is for the sale by iGate Capital Corporation of 7 million Canadian dollars at an exchange rate of 1.5255 (US $4,588,659). When the contract matures on November 15, 2000, we expect to access the foreign exchange markets at the then prevailing exchange rate to purchase 7 million Canadian dollars for delivery to PNC. If the then prevailing exchange rate is lower then 1.5255, we will record a gain for the difference between the spot rate and the contract rate. Conversely, if the spot rate is higher than 1.5255, we will record a loss equal to the difference between the spot rate and the contract rate. At September 30, 2000, the USD/CAD exchange rate was $1.5027.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Neither iGate Capital Corporation nor any of its subsidiaries is party to any litigation that is expected to have a material adverse effect on the business or financial condition of the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

See Item 5 below.

ITEM 5.  OTHER INFORMATION

On November 9, 2000, Sunil Wadhwani and Ashok Trivedi each purchased 421,052 newly-issued shares of the registrant's Common Stock at a price per share of $5.9375, the average closing price of a share of the registrant's Common Stock on November 8, 2000 as reported in The Wall Street Journal. Messrs. Wadhwani and Trivedi are shareholders, directors and officers of the registrant. The Company plans to use the $5 million in cash proceeds for general corporate purposes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

  The following exhibits are being filed with this report:


Exhibit Number    Description
--------------    -----------

10.1 First Amendment to Note Purchase Agreement and Waiver dated August 1, 2000 by and between iGate Capital Corporation and GE Capital Equity Investments, Inc.
10.2 Credit Agreement dated August 1, 2000 by and among iGate Capital Corporation, as borrower, and the financial institutions party thereto, as lenders and PNC Bank, National Association, as Agent and as Swing Loan Lender and Issuing Bank
23.1  Consent of Independent Public Accountants
27.1  Financial Data Schedule for the nine months ended September 30, 2000

(b)  Reports on Form 8-K:

  The Company did not file a Form 8-K during the three months ended September 30, 2000.


                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      iGATE CAPITAL CORPORATION
                                      (REGISTRANT)


Dated:   November 14, 2000                 /s/ Sunil Wadhwani
                                      ---------------------------
                                      Co-Chairman, Chief Executive Officer
                                      and Director


Dated:   November 14, 2000                 /s/ Bruce E. Haney
                                      ---------------------------
                                      Managing Director, Chief Financial
                                      Officer, Treasurer and Secretary