Form 10-K
period 2000-12-31
IGATE CAPITAL CORP
filed 2001-03-28
CIK 1024732

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[X]Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the fiscal year ended December 31, 2000

[_]Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934

                        Commission File Number 000-21755

                           iGATE CAPITAL CORPORATION
                         (formerly Mastech Corporation)
             (Exact name of registrant as specified in its charter)

              PENNSYLVANIA                             25-1802235
      (State or other jurisdiction                  (I.R.S. Employer
   of incorporation or organization)              Identification No.)

       10 Foster Plaza, 5th Floor
           680 Andersen Drive
        Pittsburgh, Pennsylvania                         15220
    (Address of principal executive                    (Zip Code)
                offices)

       Registrant's telephone number, including area code: (412) 503-4450

        Securities registered pursuant to Section 12(b) of the Act: None

 Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

   Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 2001 (based on the closing price of such stock as reported by NASDAQ on such date) was $61,024,268.

   The number of shares of the registrant's Common Stock, par value $.01 per share, outstanding as of February 28, 2001 was 51,235,814 shares.

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the registrant's Proxy Statement, prepared for the Annual Meeting of Shareholders scheduled for June 8, 2001, to be filed with the Commission are incorporated by reference into Part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                           iGATE CAPITAL CORPORATION
                                 2000 FORM 10-K

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
                                    PART I

 ITEM 1.  BUSINESS......................................................     1

 ITEM 2.  PROPERTIES....................................................    14

 ITEM 3.  LEGAL PROCEEDINGS.............................................    14

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........    14

                                    PART II

 ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.......................................................    15

 ITEM 6.  SELECTED FINANCIAL DATA.......................................    16

 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS.....................................    17

 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....    25

 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................    25

 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE......................................    56

                                   PART III

 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT................    56

 ITEM 11. EXECUTIVE COMPENSATION........................................    56

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT....................................................    56

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................    56

                                    PART IV

 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-
          K.............................................................    56

 SIGNATURES..............................................................   62

                                     PART I

ITEM 1. BUSINESS

Overview

   This Annual Report on Form 10-K ("Form 10-K") contains statements that are not historical facts and that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the use of words such as "believes," "expects," "may," "will," "should," "intends," "continue," "anticipates" or by similar expressions, and can also be found in discussions of our strategy and our plans. These statements are based on information currently available to us, and we assume no obligation to update these statements as circumstances change. Among other forward-looking statements, certain information related to the reorganization, name change, change of strategy, and change in segmentation of our business that we effected in 2000, including statements contained in the sections of this Form 10-K entitled "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") is forward-looking. Such forward-looking information involves important risks and uncertainties that could cause our actual results to differ materially from those expressed in any forward-looking statements. While we cannot predict all of these risks and uncertainties, important risk factors that could cause actual results to differ materially from our current beliefs and expectations are discussed in the section of this Form 10-K entitled "Risk Factors" and in other sections of this Form 10-K, including MD&A.

   iGate Capital Corporation, formerly named Mastech Corporation, was incorporated in Pennsylvania on November 12, 1996 and, through operating subsidiaries, is a worldwide provider of information technology ("IT") services and eServices to large and medium-sized organizations. For the first two months of 2000, we conducted business through Mastech Systems Corporation, a subsidiary of Mastech Corporation.

   In March 2000, we announced an internal reorganization, changed our name to iGate Capital Corporation and transferred substantially all of the assets of Mastech Systems Corporation to subsidiary operating companies. This reorganization enabled us to identify and penetrate emerging IT and eServices markets quickly and effectively. In addition, this strategy enabled us to expand our existing portfolio of services as well as create new service offerings. We also acquired majority interests or made strategic investments in a number of companies in the eServices market sector.

   Our operating subsidiaries provide clients with a source for a broad range of IT applications solutions and eServices, including: client/server design and development, conversion/migration services, enterprise resource planning (ERP), package implementation services, electronic business systems and applications maintenance outsourcing. These services are provided in a variety of computing environments and use leading technologies, including client/server architecture, object-oriented programming languages and tools, distributed database management systems and the latest networking and communications technologies.

Reportable Financial Segments

   In the third quarter of 2000, we reevaluated the way we managed our operations, and recast our business into seven segments. The new segmentation reflects the way we manage our operating businesses. Previously, we had operated in two segments: "Solutions" and "Staffing," and we had classified "Staffing" as a discontinued operation that we had intended to sell. In connection with the reevaluation of our business, we have decided not to sell our Staffing business, and we are no longer presenting it as a discontinued operation. Our seven segments consist of Emplifi, Mascot, eJIVA, Staffing Services, Value Services, Emerging eServices, and iGate Corporate. For information about each segment's revenues and profits or losses, see MD&A and
Note 14 to our consolidated financial statements for the year ended December 31, 2000 included elsewhere in this Form 10-K.

Emplifi

   The Emplifi segment consists of Emplifi, Inc., the Company's wholly-owned subsidiary. Emplifi provides custom application development and design services and package implementation and application support services to large and medium-sized client organizations. Emplifi's capabilities include client directed software design and customization; web-focused strategic consulting; domain expertise in a variety of industries; and enterprise application integration services. Most of Emplifi's client engagements involve the development of customized software solutions.

   Emplifi markets its services to application development managers and information technology directors within prospective client companies. Emplifi also responds to requests for proposals for preferred vendor status to win long-term engagement relationships. Emplifi typically enters into an initial client contract with a relatively short duration. This contract is often extended, and the average duration of a client project is approximately nine to ten months. Emplifi's contracts generally provide for payment on a time-and-materials basis, based on the number of consultant hours worked on the project. Clients typically have the right to cancel contracts with minimal notice.

   Emplifi serves large and medium-sized client organizations in a wide variety of industries. During the year ended December 31, 2000, Emplifi's top five clients accounted for approximately 18% of its revenues. Emplifi did not have a client that accounted for more than 10% of revenues.

   Emplifi is headquartered in Pittsburgh, Pennsylvania, and maintains offices in San Francisco, California; Dallas, Texas; and Raleigh, North Carolina. Emplifi has over 1,100 employees.

Mascot

   The Mascot segment consists of Mascot Systems Ltd. ("Mascot Systems"), the Company's majority-owned Indian subsidiary. Mascot Systems effected an initial public offering of its Common Stock on several stock exchanges in India in June 2000. Mascot provides custom and package application development, application maintenance outsourcing, business intelligence services, and application re-engineering. Mascot utilizes an Offshore Development Center ("ODC") model, which offers clients certain advantages compared to domestic development, including significant cost savings and faster "around the clock" delivery. Mascot provides many of its service offerings through its ODCs in Bangalore, Pune, and Chennai, India. In 2000, approximately 18% of Mascot's revenues were generated utilizing this ODC model.

   Mascot markets its services to chief financial officers and chief information officers within prospective client companies. Mascot typically enters into an initial client contract with an average duration of approximately nine to ten months. Mascot's fixed price contracts generally provide for payment based upon deliverables and project milestones reached. Mascot's other contracts provide for payment on a time-and-materials basis, based on the number of consultant hours worked on the project. Clients typically have the right to cancel contracts with minimal notice. Contracts with deliverables or project milestones can provide for certain penalties if the deliverables or project milestones are not met within a contract timeline.

   Mascot serves large and medium-sized client organizations in a wide variety of industries. Mascot is a Global Preferred Partner of General Electric. During the year ended December 31, 2000, Mascot derived approximately 57% of its revenues from its top five clients. General Electric Co. accounted for approximately 34% of Mascot's 2000 revenues.

   Mascot is headquartered in Bangalore, India and has offices in the Indian cities of Chennai, Pune, and Mumbai. Mascot's U.S. headquarters is in Pittsburgh, Pennsylvania. Mascot also has offices in Singapore, the Netherlands, England, Japan, Sweden and Canada. Mascot has over 1,200 employees worldwide.

eJIVA

   The eJIVA segment consists of eJIVA, Inc., a wholly-owned subsidiary of the Company. eJIVA provides custom enterprise application implementation, customer relationship management applications implementation, supply chain management applications implementation and business process consulting. eJIVA's capabilities include software design and customization; strategic consulting; domain expertise in a variety of industries; and enterprise application integration services. Most of eJIVA's client engagements involve the development of customized software solutions.

   eJIVA markets its services to information technology directors and chief information officers within prospective client companies. eJIVA typically enters into an initial client contract with an average duration of approximately nine to ten months. eJIVA's fixed price contracts generally provide for payment based upon deliverables and project milestones reached. Some of eJIVA's contracts provide for payment based on a time-and-materials basis, based on the number of consultant hours worked on the project. Clients typically have the right to cancel contracts with minimal notice.

   eJIVA serves large and medium-sized client organizations in a wide variety of industries. During the year ended December 31, 2000, approximately 37% of eJIVA's revenues were derived from its top five clients. General Electric Co. accounted for approximately 18% of eJIVA's 2000 revenues.

   eJIVA is headquartered in Pittsburgh, Pennsylvania, and maintains offices in Atlanta, Georgia; Cincinnati, Ohio; Columbus, Ohio; Pleasanton, California; and Washington, D.C. eJIVA has more than 650 employees.

Emerging eServices

   The Emerging eServices segment consists of RedBrigade Ltd. and its European subsidiaries ("RedBrigade"), itiliti, Inc. ("itiliti"), Innovative Resource Group, Inc. ("IRG"), Symphoni Interactive, LLC ("Symphoni"), MobileHelix, Inc. ("MobileHelix"), and jobcurry.com, Inc. ("jobcurry.com"). RedBrigade, MobileHelix, and jobcurry.com are wholly-owned subsidiaries of the Company. itiliti, IRG, and Symphoni are majority-owned subsidiaries of the Company. The companies within the Emerging eServices segment are younger, less mature entities which are individually involved in separate niches in and related to the eServices market. RedBrigade provides web integration services in the European market. MobileHelix is in the process of developing wireless applications for the financial services market. itiliti develops and markets software for the management of outside vendors. IRG is developing business intelligence software, and also provides services in the data warehousing/business intelligence space. Symphoni provides application development services to the financial services industry. jobcurry.com provides recruiting and placement services for iGate companies and outside customers.

   The Emerging eServices companies market their services to chief financial officers, and chief technology officers within prospective client companies. The companies' fixed price contracts generally provide for payment based upon deliverables and the achievement of project milestones. A portion of the contracts provide for payment based on a time-and-materials basis, based on the number of consultant hours worked on the project. Clients typically have the right to cancel contracts with minimal notice. jobcurry.com's contracts generally provide for the payment of a fee upon the placement of a candidate. Companies in the Emerging eServices segment serve large and medium-sized client organizations in a wide variety of industries. The Emerging eServices segment did not have a customer accounting for 10% of its sales.

   RedBrigade is headquartered in Bracknell, England, and has offices in Ireland, Scotland, and South Africa. itiliti is headquartered in Minneapolis, Minnesota. IRG is headquartered in Pittsburgh, Pennsylvania. Symphoni is headquartered in San Francisco, California and has offices in Pittsburgh, Pennsylvania; New York, New York; and Charlotte, North Carolina. MobileHelix is headquartered in Chantilly, Virginia. jobcurry.com is headquartered in Pune, India. The companies in the Emerging eServices segment collectively have more than 400 employees.

Value Services

   The Value Services segment consists of Chen & McGinley, Inc. ("CMI"), Global Financial Services of Nevada, Inc. ("GFS"), and Direct Resources (Scotland) Ltd. ("Direct Resources"), all wholly-owned subsidiaries of the Company. The Value Services companies provide IT services that are solely managed by the client to large and medium-sized organizations, with a concentration in the financial services industry. The capabilities of the companies in the Value Services segment include IT consulting services and application solutions.

   Companies in the Value Services segment market their services to project managers and IT directors within prospective client companies and respond to requests for proposals for preferred vendor status to win long-term engagement relationships. The Value Services companies typically enter into an initial client contract with a relatively short duration. This contract is often extended, and the average duration of a client project is approximately six months. All Value Services contracts provide for payment on a time-and materials basis, based on the number of consultant hours worked on the project. Clients typically have the right to cancel contracts with minimal notice. Intelligent Finance accounted for approximately 11% of the 2000 revenues of the Value Services segment.

   CMI is headquartered in San Francisco, California. GFS is headquartered in San Francisco, California and has offices in New York, New York. Direct Resources is headquartered in Scotland. The companies in the Value Services segment collectively have more than 200 employees.

Staffing Services

   The Staffing Services segment consists of Mastech Application Services, Inc. ("MAS"), Quantum Information Resources, Ltd. ("Quantum"), and Mastech Asia Pacific Ltd. ("MAP"), all wholly-owned subsidiaries of the Company. MAS provides staff augmentation services to large integrators in the United States. Quantum provides IT and staff augmentation services to large and medium-sized companies in Canada. MAP provides IT and staff augmentation services to large and medium-sized companies in Australia. All consultants in Staffing Services are supervised and instructed by onsite client personnel. Capabilities of the companies in the Staffing Services segment include data processing and IT maintenance and support.

   The companies in the Staffing Services segment market their services to project managers and IT directors within prospective client companies and respond to requests for proposals for preferred vendor status to win long-term engagement relationships. Staffing Services companies typically enter into an initial client contract with a relatively short duration. This contract is often extended, and the average duration of a client project is approximately six months. All Staffing Services' contracts provide for payment on a time-and-materials basis, based on the number of consultant hours worked on the project. Clients typically have the right to cancel contracts with minimal notice.

   Electronic Data Systems Corp. accounted for approximately 12% of the Staffing Services segment's 2000 revenues.

   MAS is headquartered in Pittsburgh, Pennsylvania. Quantum is headquartered in Mississauga, Canada. MAP is headquartered in Canberra, Australia, and has offices in Melbourne, Sydney, and Brisbane, Australia. The companies in the Staffing Services segment collectively have more than 650 employees.

   The Staffing Services segment was reported as a discontinued operation from the first through the third quarters of 2000, when the Company was actively seeking buyers for the segment. The Company has since reevaluated its business and has decided to retain the segment.

iGate Corporate

   The iGate Corporate segment is a non-revenue-producing segment that captures corporate costs, joint ventures, other strategic investment activity, and other unallocated charges.

Competition

   The IT services and eServices industries are highly competitive, and are served by numerous national, regional, and local firms. Primary competitors include participants from a variety of market segments, including the "Big Five" accounting firms, systems consulting and implementation firms, Internet services and consulting companies, applications software firms, service groups of computer equipment companies, general management consulting firms, programming companies, and temporary staffing firms. We believe that the principal competitive factors in the IT services and eServices markets include the range of services offered, technical expertise, responsiveness to client needs, speed in delivery of IT solutions, and quality of service and perceived value. We believe that we compete favorably with our principal competitors with respect to these factors. In addition to facing competition for clients, we may also face competition from capital providers (including publicly-traded Internet companies, venture capital companies, and large corporations) should we seek to strategically acquire and invest in new eServices companies and businesses. Competition for acquisition candidates, as well as for clients and strategic relationships, may also develop among subsidiaries of iGate or between iGate and one or more of our operating subsidiaries or other companies in which we have equity investments.

Our Partner Companies and Venture Fund

   In February 2000, we formed Highgate Ventures I, L.P., (formerly, iGate Ventures I, L.P.), a venture fund ("Highgate" or the "Venture Fund"). The Venture Fund invests in eServices companies ranging from speech recognition to web-based education and web-based professional certification. iGate has funded 100% of the cost of the operations of the Venture Fund, and 100% of the costs of the Venture Fund's investments. We are entitled to a preferred return upon the liquidation of these investments equal to our investments in the Venture Fund plus 80% of the net capital gains of the Venture Fund. To date we have invested approximately $20 million in Highgate. In February 2001, we ceased funding future investments in Highgate in order to focus on our portfolio of operating subsidiaries. The Venture Fund is currently attempting to obtain additional financing outside of iGate. If the Venture Fund is unable to raise the required funds by mid-2001, then the Venture Fund will cease operations.

   The Venture Fund accounts for its investments in Versata, Inc. and Speechworks, Inc. as available-for-sale securities under appropriate guidelines. The investments are marked to market on a monthly basis. The Venture Fund recognizes its proportionate share of income or loss in its investment in VCampus, Inc. under the equity method of accounting. The Venture Fund accounts for its investments in Brainbench, Inc., Bluewater Information Convergence, Inc., Escend Technologies, Inc., and OrderCare Corporation at cost, until either a public offering or an additional round of financing causes us to account for our investment in a different way.

   In March 2000, we acquired a 25% ownership in Air2Web, Inc. ("Air2Web"), a startup company providing wireless application services that is incorporated in Georgia. The investment has since been diluted to 22%. Our investment in Air2Web is accounted for under the equity method of accounting. Our proportionate share of Air2Web's profit or loss and any goodwill associated with the purchase, is accounted for as part of Other Income in our Consolidated Statement of Operations.

   As part of our initial investment in Air2Web, we were issued warrants to purchase 1,872,660 shares of Air2Web Series "B" Preferred stock at $2.67 per share ("Series B Warrants"), which were to expire on December 31, 2000. In December 2000, we made a decision not to exercise the Series B Warrants, in order to conserve our cash, and we requested an extension of the time period for exercise of the warrants. Air2Web agreed to extend the time period for exercise of a portion of the warrants until June 30, 2001, provided that we assigned the remaining warrants to Sunil Wadhwani, our Co-Chairman and Chief Executive Officer, Ashok Trivedi, our Co-Chairman and President and two executive officers of Air2Web and provided further that these individuals immediately exercised the warrants. In December 2000, iGate assigned 749,063 Series B Warrants to these individuals, and they exercised their warrants. As a result of these transactions, we now hold warrants to purchase 1,123,597 shares of Air2Web Series "B" Preferred Stock at $2.67 per share, exercisable until June 30, 2001.

   In April 2000, we acquired an approximate 50% ownership in Planning Technologies Inc. ("PTI"), an Atlanta-based corporation, with a combination of cash and the merger of our existing ENS, Inc. operating subsidiary. Our investment in PTI is accounted for under the equity method of accounting. Our proportionate share of PTI's profit or loss is accounted for as part of Other Income in our Consolidated Statement of Operations. In February 2001, we sold our interest in PTI as discussed in "Recent Developments".

   Synerge, LLC, which conducts business under the name iProcess ("iProcess"), is our web-based business process outsourcing partnership with GE Capital Equity Investments, Inc. ("GE Capital"). We have a 50% ownership interest in iProcess and account for our investment under the equity method of accounting. Our proportionate share of profit or loss is reported as part of Other Income in our Consolidated Statement of Operations.

   The following is a listing as of March 1, 2001 of all of our principal operating subsidiaries and joint ventures investments during 2000, including the percentage of our ownership in each of these companies:

  Subsidiary/Company                                                            Percentage
 www.igatecapital.com                   Business Description                  Owned by iGate
 --------------------                   --------------------                  --------------
Emplifi, Inc.           Custom application and design services                     100%
 www.emplifi.com

Mascot Systems Ltd.     Web-focused offshore services                               89%
 www.mascotsystems.com

Red Brigade, Ltd.       Web integration services for the European marketplace      100%
 www.redbrigade.com

Chen & McGinley, Inc.   Consulting and application solutions                       100%
 www.chen-mcginley.com

eJIVA, Inc.             Customer care solutions/Internet trading solutions         100%
 www.ejiva.com

itiliti, Inc.           e-Vendor management                                         89%
 www.ex-tra-net.com

Innovative Resource     Business intelligence data management                       70%
 Group, Inc.
 www.irgcorp.com

jobcurry.com.           Worldwide recruiting                                       100%
 www.jobcurry.com

Mobilehelix, Inc.       Wireless application service provider                      100%
 www.mobilehelix.com

Direct Resources        Co-managed projects--Scotland                              100%
 (Scotland) Ltd.

Global Financial        Co-managed projects--U.S.                                  100%
 Services of
 Nevada, Inc.

Mastech Application     Client-managed projects--U.S.                              100%
 Services, Inc.

Quantum Information     Client-managed projects--Canada                            100%
 Resources, Ltd.

  Subsidiary/Company                                                              Percentage
 www.igatecapital.com                    Business Description                   Owned by iGate
 --------------------                    --------------------                   --------------
 Mastech Asia Pacific,  Client-Managed Projects--Australia                           100%
  Pty Ltd.

 Symphoni Interactive,  Application development for financial services industry       90%
  LLC
  www.symphoni.com

 IProcess               Web-based business process outsourcing                        50%
  www.iprocessintl.com

 Air2Web                Wireless applications service provider                        22%
  www.air2web.com

   All of our ownership positions set forth in the charts in this Item 1 have been calculated based on the issued and outstanding common stock or membership interests, as the case may be, of each company/entity, assuming the issuance of common stock on the conversion or exercise of preferred stock and convertible notes, but excluding the effect of unexercised options and warrants.

Recent Developments

   On February 28, 2001, the Company announced that it had sold its approximate 50% interest in Planning Technologies, Inc. to Red Hat, Inc. ("Red Hat") in exchange for approximately 3.2 million shares of Red Hat Common Stock. The closing price of Red Hat's Common Stock on February 28, 2001 was $6.4375 per share. We will be able to sell approximately 2.8 million of these shares commencing in the third quarter of 2001 upon the expiration of certain contractual restrictions. The balance of 0.4 million Red Hat shares is currently held in escrow as an indemnity fund in accordance with the contract of sale.

   Speechworks International, Inc. ("Speechworks"), one of our Venture Fund holdings, effected an initial public offering on August 4, 2000. iGate owns approximately 415,000 shares of Speechworks Common Stock, and in February 2001, entered into a forward contract for the sale of 300,000 shares at $31.13 per share. The forward contract will mature in mid-April, 2001.

   Bruce E. Haney, Managing Director and Chief Financial Officer of iGate, announced his resignation effective April 2, 2001 to pursue other business opportunities. Michael Zugay, the Company's Managing Director of Corporate Development, has been appointed Senior Vice President and Chief Financial Officer of iGate effective April 2, 2001.

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

   Generally, all software that we develop in connection with a client engagement is typically assigned to the client. In limited situations, we may retain ownership or obtain a license from our client, which permits us or a third party to market the software for the joint benefit of the client and iGate or for our sole benefit.

Human Resources

   Our success depends in large part on our ability to attract, develop, motivate and retain highly skilled IT and eServices professionals. We recruit in a number of countries, including India, the United States, Canada, the United Kingdom, Singapore, Australia, the Philippines, Russia, Bulgaria, Brazil, Pakistan, Nigeria, Ukraine,

Sri Lanka and South Africa. We advertise in leading newspapers and trade magazines. In addition, our employees are a valuable recruiting tool and are actively involved in referring new employees and screening candidates for new positions. iGate uses a standardized global selection process that includes interviews, tests and reference checks.

   We have a focused retention strategy that includes career planning, training, benefits and an incentive plan. Our benefits package includes subsidized health insurance, a corporate 401(k) match, group life insurance, and a long-term disability plan. We intend to continue to use stock options as part of our recruitment and retention strategy. We also have an extensive training infrastructure. We train employees on a variety of platforms and help them transition from legacy to advanced architecture skills by providing cross-platform training in new technologies. We have implemented an intranet to allow our employees to access our courseware and computer-based training modules via the Internet so that the training is available to all employees worldwide at their individual convenience and pace.

   At December 31, 2000, iGate (including its operating subsidiaries) had approximately 5,800 employees comprised of approximately 4,700 IT and eServices professionals (including subcontractors) and approximately 1,100 individuals working in sales, recruiting, general and administrative roles. As of December 31, 2000, approximately 40% of our worldwide workforce was working under H-1B temporary work permits in the United States. We believe that our relationships with our employees are good.

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

Government Regulation of Immigration

   We recruit IT and eServices professionals on a global basis and, therefore, must comply with the immigration laws in the countries in which we operate, particularly the United States. As of December 31, 2000, approximately 40% of our worldwide workforce were working under H-1B temporary work permits in the United States. Statutory law limits the number of new H-1B petitions that may be approved in a fiscal year, and if we are unable to obtain H-1B visas for our employees in sufficient quantities or at a sufficient rate for a significant period of time, our business, operating results and financial condition could be adversely affected. On October 17, 2000, the "American Competitiveness in the Twenty-First Century Act" (the "American Competitiveness Act") was signed into law, and the annual H-1B visa quota for each of 2001, 2002 and 2003 was increased to 195,000. The annual quota reverts to 65,000 in fiscal year 2004. In addition, certain provisions of the American Competitiveness Act make it likely that there will not be any H-1B "black out periods" as there have been in the past. We note that a companion bill increased the special H-1B training filing fee from $500 to $1,100, and that the American Competitiveness Act now permits permanent resident applicants to change employers under certain conditions, which could adversely impact employee retention rates among the Company's non-citizen/non-permanent resident consultants.

Variability of Quarterly Operating Results

   The revenues and operating results of many of the iGate Companies are subject to significant variations from quarter to quarter depending on a number of factors, including the timing and number of client projects commenced and completed during the quarter, the number of working days in a quarter, employee hiring, attrition and utilization rates and the mix of time-and-materials projects versus proportional performance projects during the quarter. Certain of the iGate Companies recognize revenues on time-and-materials projects as the services are performed, while revenues on proportional performance projects are recognized using the proportional performance method. Although proportional performance projects have not contributed significantly to revenues and profitability to date, operating results may be adversely affected in the future by cost overruns on proportional performance projects. Because a high percentage of the expenses of many of the iGate Companies are relatively fixed, variations in revenues may cause significant variations in operating results. Additionally, the iGate Companies periodically incur cost increases due to both the hiring of new employees and strategic investments in infrastructure in anticipation of future opportunities for revenue growth.

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

Exposure to Regulatory and General Economic Conditions in India

   Our subsidiary Mascot Systems utilizes an offshore software development center based in Bangalore with additional offices in Pune and Chennai, India. Mascot Systems also operates recruiting and training centers in India. The Indian government exerts significant influence over its economy. In the recent past, the Indian government has provided significant tax incentives and relaxed certain regulatory restrictions in order to encourage foreign investment in certain sectors of the economy, including the technology industry. Certain of these benefits that directly affect us include, among others, tax holidays (temporary exemptions from taxation on operating income), liberalized import and export duties and preferential rules on foreign investment and repatriation. To be eligible for certain of these tax benefits, we must continue to meet certain conditions. A failure to meet such conditions in the future could result in the cancellation of the benefits. There can be no assurance that such tax benefits will be continued in the future at their current levels. Changes in the business or regulatory climate of India could have a material adverse effect on our business, operating results and financial condition.

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

Risks Associated with Covenants in Certain Financing Instruments

   The Company has entered into a $50.0 million secured credit facility (as amended, the "PNC Facility") with PNC Bank, N.A. ("PNC"), and a $30.0 million Convertible Promissory Note (as amended, the "GE

Note") with GE Capital Equity Investments, Inc. ("GE Capital"). Each of the PNC Facility and the GE Note contain restrictive covenants that require us to meet certain financial criteria on a rolling quarterly basis. We may not be able to continue to satisfy the financial covenants in these documents. If we are not able to renegotiate the terms and conditions of these financial covenants and if we cannot satisfy such covenants, each of PNC and GE Capital will have the option of making the full amount of our outstanding debt under these instruments immediately due and payable; and, with respect to the GE Note, GE Capital will have the option of converting any amounts we owe to GE Capital into iGate Common Stock. In addition, the PNC Facility requires that we maintain an aggregate of $30 million in cash and equivalents at all times during the term of the PNC Facility, of which cash and cash equivalents in the amount of $25 million have been pledged to PNC for the term of the PNC Facility. These restrictions on our cash and cash equivalents may restrict our ability to make investments in new and existing businesses.

Intense Competition in the IT Services and eServices Industries

   The IT services and eServices industries are highly competitive and served by numerous national, regional and local firms. Primary competitors include participants from a variety of market segments, including "Big Five" accounting firms, systems consulting and implementation firms, applications software firms, service groups of computer equipment companies, specialized interest consulting firms, programming companies and temporary staffing firms. Many of these competitors have substantially greater financial, technical and marketing resources and greater name recognition than we have. There are relatively few barriers to entry into our markets and we may face additional competition from new entrants into our markets. In addition, there is a risk that clients may elect to increase their internal resources to satisfy their applications solutions and eServices needs. Further, the IT services industry is undergoing consolidation, which may result in increasing pressure on margins. These factors may limit our ability to increase prices commensurate with increases in compensation. There can be no assurance that we will compete successfully with existing or new competitors in the IT services and eServices markets.

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

Risks Related to Inability to Acquire Additional Businesses

   We plan to gradually continue to expand our operations through the acquisition of, or investment in, additional businesses and companies. We may be unable to identify businesses that complement our strategy for growth, and even if we succeed in identifying a company with such a business, we may not be able to proceed to acquire the company, its relevant business or an interest in the company for many reasons, including:

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

Risks Associated with Capital Markets

   We currently hold, and plan to increase holdings of, significant interests in non-wholly-owned companies and joint ventures. While we generally do not anticipate selling such interests, if we were to divest all or part of them, we might not receive maximum value for these positions. With respect to such entities with publicly traded stock, we may be unable to sell our interest at then-quoted market prices. Furthermore, for those entities that do not have publicly traded stock, the realizable value of our interest may ultimately prove to be lower than the carrying value currently reflected in our Consolidated Financial Statements. Due to market conditions, it may be difficult for private companies in which we have invested to undertake public offerings.

Concentration of Revenues; Risk of Termination

   We have in the past derived, and may in the future derive, a significant portion of our revenues from a relatively limited number of clients. Our five largest clients represented approximately 20%, 22% and 23% of revenues for the years ended December 31, 2000, 1999 and 1998, respectively. In the years ended December 31, 2000 and 1999, there were no customers accounting for more than 10% of our revenues. EDS accounted for approximately 11% of our revenues for the year ended December 31, 1998. Most of our projects are terminable by the client without penalty. An unanticipated termination of a major project could result in the loss of substantial anticipated revenues and could require us to maintain or terminate a significant number of unassigned IT professionals, resulting in a higher number of unassigned IT professionals and/or significant termination expenses. The loss of any significant client or project could have a material adverse effect on our business, operating results and financial condition.

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

Fixed-Price Projects

   We undertake certain projects billed on a fixed-price basis. We recognize revenue from these contracts on a proportional performance basis, which is different from our principal method of billing, the time-and-materials basis. Failure to complete such projects within budget would expose us to risks associated with cost overruns, which could have a material adverse effect on our business, operating results and financial condition.

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

ITEM 2. PROPERTIES

   Information regarding the properties leased by the Company and its subsidiaries is set forth below. All properties are leased offices. The Company and its subsidiaries do not own any real property.

Location                            Principal Use                      Square Footage
--------                            -------------                      --------------
Pittsburgh,     Corporate headquarters, management                         13,000
 Pennsylvania   administration, human resources, sales, and marketing.

Oakdale,        Former corporate headquarters.                             59,000
 Pennsylvania   Vacating in May 2001.

Pittsburgh,     Emplifi headquarters, management,                          32,000
 Pennsylvania   administration, human resources, sales, and marketing.

Pittsburgh,     Symphoni headquarters, management,                         25,000
 Pennsylvania*  administration, human resources, sales, and marketing.

Pittsburgh,     Mascot U.S. headquarters,                                  11,000
 Pennsylvania*  administration, human resources, sales, and marketing.

Pittsburgh,     eJIVA headquarters, management,                            32,000
 Pennsylvania*  administration, human resources, sales, and marketing.

Minneapolis,    itiliti headquarters, management,                          11,000
 Minnesota      administration, human resources, sales, and marketing.

Chennai, India  Mascot offshore development center                         55,000

Bangalore,      Mascot offshore development center                         33,000
 India

Pune, India     Mascot offshore development center                         35,000

--------
*  Lease obligations of subsidiary are guaranteed by iGate.

   In addition to the properties listed above, the Company and its subsidiaries lease sales offices in many IT services markets in the United States and throughout the world. These locations allow the Company to respond quickly to the needs of its clients and to recruit qualified IT professionals in these markets.

   Mascot leases approximately 142,000 square feet (including 123,000 square feet listed above) of office space in the Indian cities of Chennai, Bangalore, Pune, and Mumbai from the principal shareholders of iGate.

ITEM 3. LEGAL PROCEEDINGS

   Neither the Company nor any of its subsidiaries is a party to any litigation that is expected to have a material adverse effect on the Company or its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   There were no matters submitted to a vote of shareholders during the fourth quarter of 2000.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     (a) The Common Stock of the Company was traded on the Nasdaq National Market under the ticker symbol "MAST" from December 17, 1996 to March 6, 2000. On March 7, 2000, the Company changed its ticker symbol to "IGTE". The following table sets forth, for the periods indicated, the range of high and low closing sale prices for iGate Capital Corporation Common Stock as reported on the Nasdaq National Market.

                                                                 High     Low
                                                               -------- --------
   2000
   First Quarter.............................................. 67 1/16  21 11/16
   Second Quarter............................................. 39 15/16 13 3/4
   Third Quarter.............................................. 14 1/2    4 7/8
   Fourth Quarter.............................................  6 29/32  2 7/8

   1999
   First Quarter.............................................. 29 1/8   11 9/16
   Second Quarter............................................. 21 1/2   11 9/16
   Third Quarter.............................................. 20 5/8   12 3/16
   Fourth Quarter............................................. 25 1/8   11 3/4

   On February 28, 2001, the Company had 174 registered holders of record of the Common Stock.

   The Company intends to retain earnings to fund growth and the operation of its business, and therefore has not declared dividends during 2000 and 1999. Additionally, the Company does not anticipate paying any cash dividends in the foreseeable future. Future cash dividends, if any, will be at the discretion of the Company's Board of Directors and will depend upon, among other things, the Company's future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and such other factors as the Board of Directors may deem relevant. The Company is prohibited from paying dividends under its credit facilities.

     (b) On November 9, 2000, Sunil Wadhwani, Co-Chairman and Chief Executive Officer of iGate, and Ashok Trivedi, Co-Chairman and President of iGate, each paid an aggregate of $2,500,000 to purchase 421,052 newly-issued shares of Common Stock at a price of $5.9375 per share, the closing price per share as quoted on the Nasdaq National Market. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as no public offering was involved.

ITEM 6. SELECTED FINANCIAL DATA

                                         Year Ended December 31,
                               -----------------------------------------------
                                 2000      1999      1998      1997     1996
                               --------  --------  --------  -------- --------
                                  (In thousands, except per share data)
Income Statement Data (1):
Revenues.....................  $477,287  $471,739  $401,371  $247,176 $165,682
Gross profit.................   164,662   172,803   142,121    79,929   48,034
Special items (2)............     6,840     2,316       --        --       --
Income (loss) from
 operations (3)..............   (21,554)   55,252    52,915    26,167   14,176
Other income (expense).......    (4,727)    2,983     3,312     1,212     (328)
Equity in losses of
 affiliated companies........   (13,639)     (310)      --        --       --
Minority interest............       794       210       --        --       --
Gain on issuance of stock by
 subsidiary..................    26,853       --        --        --       --
Merger-related expenses (4)..       --     (1,727)   (3,212)      --       --
Income (loss) before income
 taxes.......................   (12,273)   56,408    53,015    27,379   13,848
Income tax provision
 (benefit)...................    (2,465)   20,197    20,459    11,231    4,136
                               --------  --------  --------  -------- --------
Net income (loss)............  $ (9,808) $ 36,211  $ 32,556  $ 16,148    9,712
                               ========  ========  ========  ========
Net income per common share,
 basic.......................  $  (0.19) $   0.72  $   0.65  $   0.35
                               ========  ========  ========  ========
Net income per common share,
 diluted.....................  $  (0.19) $   0.71  $   0.64  $   0.34
                               ========  ========  ========  ========
Pro forma income taxes (5)...                                            5,291
                                                                      ========
Pro forma net income (5).....                                         $  4,421
                                                                      ========
Pro forma basic and diluted
 income per common share.....                                         $   0.11
                                                                      ========
Weighted average common
 shares outstanding (6)......    50,437    50,280    50,100    46,346   40,289
                               ========  ========  ========  ======== ========
Weighted average common and
 common equivalent shares
 outstanding (6).............    51,056    51,510    50,925    46,816   40,295
                               ========  ========  ========  ======== ========
Balance Sheet Data (1):
Cash and cash equivalents....  $ 22,773  $ 23,596  $ 35,493  $ 83,152 $ 46,566
Investments..................    42,660    75,358    47,153       --       --
Working capital..............   120,320   159,541   130,111   111,813   49,670
Total assets.................   364,151   278,188   217,458   164,007   90,551
Long-term debt...............    20,000    30,000       --        --       --
Total shareholders' equity...   210,587   184,162   158,535   120,630   50,691

--------
(1) 1999 amounts have been restated to consolidate Symphoni Interactive, LLC, which was previously accounted for under the equity method of accounting as our ownership increased to 90% in 2000. In 2000, we reclassified expenses related to consultants' non-billable time from cost of revenues to selling, general, and administrative expenses. Prior periods have been restated for the change.

(2) In 2000, we incurred $4.4 million in connection with our restructuring, and $2.4 million to write off impaired goodwill of a subsidiary that ceased operations in 2000. In 1999, we incurred $2.3 million of net special charges related to a winding down of an existing relationship with a large integrator client offset by $1.8 million in favorable settlements of outstanding claims that had been reserved. The charges related to the winding down of the relationship consisted of salary, travel and relocation expenses associated with the consultants who had been assigned to the client's various projects.

(3) Income from operations for the year ended December 31, 1996 reflects a non-recurring charge of $875,000 incurred pursuant to an agreement with an executive to pay, as compensation for past services, an amount equal to the value of 109,200 shares of Common Stock at the initial public offering price of $7.50 per share. We have reflected this payment along with the applicable tax withholdings as a non-recurring charge. For the years ended December 31, 1997 and 1998, income from operations reflect nonrecurring charges of $518,000 and $258,000, respectively, relating to the amortization of deferred compensation for this same executive.

(4) We incurred merger-related costs related to the acquisition of the Amber Group. We also incurred merger-related costs related to the acquisition of Quantum and charged these costs to expense during the second quarter of 1998.

(5) Our S-corporation status terminated on December 16, 1996 in connection with our initial public offering of Common Stock, thereby subjecting our income to federal and state taxes at the corporate level. Pro forma net income and pro forma net income per share reflect federal and state taxes (assuming an approximate 40% effective tax rate) as if we had been taxed as a C-corporation for 1996.

(6) In the fourth quarter of 1997, we adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share". Earnings per share for the pro forma periods were not impacted by the adoption of this Statement. See Note 12 to the Consolidated Financial Statements for information concerning the computation of basic and diluted earnings per common share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

   iGate Capital Corporation, formerly named Mastech Corporation, was incorporated in the Commonwealth of Pennsylvania on November 12, 1996 and, through operating subsidiaries, is a worldwide provider of IT services and eServices to large and medium-sized organizations. From inception and through February 2000, we conducted the majority of our business through our wholly owned subsidiary Mastech Systems Corporation, a Pennsylvania corporation that was formed in July 1986.

   In March 2000, we announced an internal reorganization, changed our name to iGate Capital Corporation, and we transferred substantially all of the assets of Mastech Systems Corporation to subsidiary operating companies. This reorganization enabled us to identify and penetrate emerging IT and eServices markets quickly and effectively. In addition, this strategy enabled us to expand our existing portfolio of services as well as to create new service offerings. We also acquired majority interests or made strategic investments in a number of companies in the eServices market sector.

   Our operating subsidiaries provide clients with a source for a broad range of IT applications solutions and eServices, including: client/server design and development, conversion/migration services, ERP package implementation services, electronic business systems and applications maintenance outsourcing. These services are provided in a variety of computing environments and use leading technologies, including client/server architecture, object oriented programming languages and tools, distributed database management systems and the latest networking and communications technologies.

   The companies in the Emplifi, eJIVA, Mascot, Value Services and Staffing Services segments earn a substantial portion of their revenues on a time-and-materials basis as services are performed. Mascot and eJIVA also earn revenue on a proportional performance basis, based upon a fixed price. Companies in the Emerging eServices segment primarily recognize revenues on both a time-and-materials and proportional performance basis, with itiliti recognizing revenues upon implementation and client acceptance of an application and through monthly service fees, in accordance with SOP 97-2, "Software Revenue Recognition".

   All historical financial results have been restated to consolidate Symphoni, in which the Company acquired a controlling interest during 2000. The Company had previously accounted for its investment in

Symphoni under the equity method of accounting. The Company has also reclassified expenses related to consultants' non-billable time from cost of revenues to selling, general, and administrative expenses.

Results of Operations

   The following table sets forth, for the periods indicated, selected Consolidated Statements of Operations data as a percentage of revenues:

                                                              Year Ended
                                                             December 31,
                                                           --------------------
                                                           2000    1999   1998
                                                           -----   -----  -----
Revenues.................................................. 100.0%  100.0% 100.0%
Cost of revenues..........................................  65.5    63.4   64.6
                                                           -----   -----  -----
Gross profit..............................................  34.5    36.6   35.4
Selling, general and administrative.......................  37.6    24.4   22.2
Special items.............................................   1.4     0.5    0.0
                                                           -----   -----  -----
Income (loss) from operations.............................  (4.5)   11.7   13.2
Other income (expense), net...............................  (1.0)    0.6    0.8
Equity in losses of affiliated companies..................  (2.9)   (0.1)   0.0
Minority interest.........................................   0.2     0.0    0.0
Gain on issuance of stock by subsidiary...................   5.6     0.0    0.0
Merger-related expenses...................................   0.0    (0.4)  (0.8)
                                                           -----   -----  -----
Income (loss) before income taxes.........................  (2.6)   12.0   13.2
Income tax provision (benefit)                              (0.5)    4.3    5.1
                                                           -----   -----  -----
Net income (loss).........................................  (2.1)%   7.7%   8.1%
                                                           =====   =====  =====

--------
Note: Percentages may not add or calculate due to rounding.

2000 Compared to 1999

   The following tables present selected financial information for the Company's reporting segments for the years ended December 31, 2000 and 1999:

                                                Year Ended December 31, 2000
                         ------------------------------------------------------------------------------
                                                    Emerging    Value   Staffing     iGate
                         Emplifi   Mascot   eJIVA   eServices  Services Services  Corporate(1)  Total
                         --------  ------- -------  ---------  -------- --------  ------------ --------
                                                   (Dollars in thousands)
Revenues................ $112,977  $71,206 $78,571  $ 60,331   $68,426  $ 85,776    $    --    $477,287
Direct costs............   73,146   41,800  42,318    35,822    53,245    66,294         --     312,625
                         --------  ------- -------  --------   -------  --------    --------   --------
Gross margin............   39,831   29,406  36,253    24,509    15,181    19,482         --     164,662
Operating expenses......   22,960   20,621  43,270    36,390    11,398    19,992      24,745    179,376
                         --------  ------- -------  --------   -------  --------    --------   --------
Operating margin before
 special items..........   16,871    8,785  (7,017)  (11,881)    3,783      (510)    (24,745)   (14,714)
Special items...........   (1,043)     --     (565)     (536)      --     (2,455)     (2,241)    (6,840)
                         --------  ------- -------  --------   -------  --------    --------   --------
Operating margin........ $ 15,828  $ 8,785 $(7,582) $(12,417)  $ 3,783  $ (2,965)    (26,986)   (21,554)
                         ========  ======= =======  ========   =======  ========
Other expenses, net..........................................................         (4,727)    (4,727)
Equity in losses of unconsolidated affiliates................................        (13,639)   (13,639)
Minority interest............................................................            794        794
Gain on issuance of stock by subsidiary......................................         26,853     26,853
                                                                                    --------   --------
Income (loss) before income taxes............................................       $(17,705)  $(12,273)
                                                                                    ========   ========

                                                Year Ended December 31, 1999
                         ------------------------------------------------------------------------------
                                                    Emerging    Value   Staffing     iGate
                         Emplifi   Mascot   eJIVA   eServices  Services Services  Corporate(1)  Total
                         --------  ------- -------  ---------  -------- --------  ------------ --------
                                                   (Dollars in thousands)
Revenues................ $ 93,462  $63,363 $62,661  $ 43,793   $35,521  $172,939    $    --    $471,739
Direct costs............   56,100   36,164  31,714    26,459    26,253   122,246         --     298,936
                         --------  ------- -------  --------   -------  --------    --------   --------
Gross margin............   37,362   27,199  30,947    17,334     9,268    50,693         --     172,803
Operating expenses......   11,661   18,217  19,756    13,369     6,206    31,728      14,298    115,235
                         --------  ------- -------  --------   -------  --------    --------   --------
Operating margin before
 special items..........   25,701    8,982  11,191     3,965     3,062    18,965     (14,298)    57,568
Special items...........      --       --      --        --        --     (2,316)        --      (2,316)
                         --------  ------- -------  --------   -------  --------    --------   --------
Operating margin........ $ 25,701  $ 8,982 $11,191  $  3,965   $ 3,062  $ 16,649     (14,298)    55,252
                         ========  ======= =======  ========   =======  ========
Other income, net                                                                      2,983      2,983
Equity in losses of unconsolidated affiliates................................           (310)      (310)
Minority interest............................................................            210        210
Merger-related expenses......................................................         (1,727)    (1,727)
                                                                                    --------   --------
Income (loss) before income taxes............................................       $(13,142)  $ 56,408
                                                                                    ========   ========

--------
(1) Corporate activities include general corporate expenses, eliminations of intersegment margins, interest income and expense, income or loss from joint ventures, and other unallocated charges. The Company evaluates segments based on income from operations. Since certain administrative and other operating expenses, income or loss from joint ventures, have not been allocated to the operating business segments, this basis is not necessarily a measure computed in accordance with generally accepted accounting principles and it may not be comparable to other companies.

   The following discussion compares our results of operations for the years ended December 31, 2000 and December 31, 1999, with our recast reporting segments, including our previously-discontinued Staffing Services segment.

   Our revenues for 2000 increased $5.5 million or 1.2% to $477.3 million from $471.7 million for 1999. Emplifi and eJIVA revenues increased $19.5 million and $16.0 million, respectively, due to increased demand for their services. Mascot's revenues increased $7.8 million due to increased demand for offshore services and the acquisition of certain contracts from Emplifi. Our Emerging eServices segment revenue increased $16.5 million due to the acquisitions of IRG, itiliti, and majority ownership interest in Symphoni, as well as increased demand for these services. Revenues from the Value Services segment increased $32.9 million, primarily due to the acquisition of CMI, which was purchased in November 1999. Due to current market conditions surrounding the IT services sector, we do not expect that 2001 Value Services revenues will increase. Our Staffing Services segment revenues decreased by $87.2 million due to a slowdown in demand for our services within the segment.

   Our cost of revenues for 2000 increased $13.7 million or 4.6% to $312.6 million from $298.9 million for 1999. Gross margin decreased to 34.5% in 2000 from 36.6% in 1999. All segments, with the exception of Emerging eServices experienced a decline in gross margins during 2000. This decrease in gross margins are directly attributable to several factors including the implementation of a up to a four percent (4%) employee match feature in 401(k) retirement plan and increased payroll costs not offset by increased bill rates. Our Emerging eServices segment's increased bill rates offset the payroll costs mentioned above resulting in an increase in gross margins.

   Selling, general, and administrative ("SG&A") expenses include all overhead costs that we incur that are not directly associated with our revenue-generating consultants. Beginning in 2000, we include expenses related to consultants' non-billable time as part of SG&A expense, and have retroactively restated all prior periods to reflect this change. SG&A expenses include salaries, rent, recruiting costs, depreciation and amortization, legal and accounting fees, as well as communications and facilities costs. Our SG&A expenses for 2000 increased $64.1 million to $179.4 million from $115.2 million for 1999. Our SG&A expenses as a percentage of revenue increased to 37.6% from 24.4% a year ago. We incurred significant legal and accounting costs related to our reorganization effort. We built management infrastructure at each of our operating companies and incurred additional salary and recruiting costs. During 2000, bad debt expense increased $3.0 million from the prior year as a result of the write-offs of several large amounts that were deemed uncollectible. Our facilities costs also increased due to the expansion of our operating companies into new offices and locations. We anticipate that our SG&A expenses will decrease as a percentage of revenue in future periods. We believe that we have the management structure in each segment necessary to sustain our growth in future periods.

   During 2000, we incurred costs of $6.8 million for special items related to restructuring costs and goodwill impairment charges. Restructuring charges of $4.4 million affected the majority of our reporting segments and consisted mainly of employee severance, lease breakage costs and certain business licensing fees that were no longer being utilized due to our restructuring. We incurred charges of $2.4 million for the write-off of impaired goodwill relating to the acquisition of Global Resource Management, Inc. in 1999. In 1999, we incurred $2.3 million of net special charges related to a winding down of an existing relationship with a large integrator client, partially offset by $1.8 million in favorable settlements of outstanding claims that had been reserved. The charges related to the winding down of the relationship consisted of salary, travel and relocation expenses associated with the consultants who had been assigned to the client's various projects.

   Equity in losses of affiliated companies for 2000 totaled $13.6 million as compared to $0.3 million in 1999, and consisted of our share of net losses in our joint ventures, iProcess and PTI, and our equity investments in Air2Web and VCampus. The majority of our joint ventures and equity investments involve entities in the early stages of development, and we expect to incur losses in these companies until they are able to move beyond their respective start-up phases. We expect this income statement line item and income classification to be volatile, as we continue to invest in, and participate in joint ventures involving eServices companies.

   Minority interest, net increased to income of $0.8 million in 2000 reflecting minority interest in the five majority-owned operating subsidiaries (Mascot Systems, itiliti, IRG, Symphoni and Highgate Ventures). In 1999, minority interest was income of $0.2 million. The increase was primarily attributable to the initial public offering of a minority interest in Mascot Systems during 2000.

   Other expense, net of other income, totaled $4.7 million in 2000, a $7.6 million increase from other income, net of other expense, of $3.0 million in 1999. Significant changes included $2.2 million of foreign currency translation adjustments on intercompany advances to our foreign subsidiaries, and interest expense in excess of interest earned in the amount of $2.5 million related to the borrowings under our New PNC Facility.

   We recognized a pretax gain of $26.9 million on the Mascot Systems initial public offering during 2000. We had no similar activity for 1999.

   Our effective tax benefit for 2000 was 20.1%, primarily due to the tax effect of non-deductible goodwill amortization on our acquired subsidiaries and certain of our joint ventures. In 1999, our effective tax rate was 35.8%, mainly due to our tax holiday in India and our tax-exempt investment portfolio.

1999 Compared to 1998

   The following tables present selected financial information for the Company's reporting segments for the years ended December 31, 1999 and 1998:

                                               Year Ended December 31, 1999
                         --------------------------------------------------------------------------
                                                 Emerging   Value   Staffing     iGate
                         Emplifi Mascot   eJIVA  eServices Services Services  Corporate(1)  Total
                         ------- ------- ------- --------- -------- --------  ------------ --------
                                                  (Dollars in thousands)
Revenues................ $93,462 $63,363 $62,661  $43,793  $35,521  $172,939    $    --    $471,739
Direct costs............  56,100  36,164  31,714   26,459   26,253   122,246         --     298,936
                         ------- ------- -------  -------  -------  --------    --------   --------
Gross margin............  37,362  27,199  30,947   17,334    9,268    50,693         --     172,803
Operating expenses......  11,661  18,217  19,756   13,369    6,206    31,728      14,298    115,235
                         ------- ------- -------  -------  -------  --------    --------   --------
Operating margin before
 special items..........  25,701   8,982  11,191    3,965    3,062    18,965     (14,298)    57,568
Special items...........     --      --      --       --       --     (2,316)        --      (2,316)
                         ------- ------- -------  -------  -------  --------    --------   --------
Operating margin........ $25,701 $ 8,982 $11,191  $ 3,965  $ 3,062  $ 16,649     (14,298)    55,252
                         ======= ======= =======  =======  =======  ========
Other income, net...........................................................       2,983      2,983
Equity in losses of unconsolidated affiliates...............................        (310)      (310)
Minority interest...........................................................         210        210
Merger-related expenses.....................................................      (1,727)    (1,727)
                                                                                --------   --------
Income (loss) before income taxes...........................................    $(13,142)  $ 56,408
                                                                                ========   ========

                                               Year Ended December 31, 1998
                         --------------------------------------------------------------------------
                                                 Emerging   Value   Staffing     iGate
                         Emplifi Mascot   eJIVA  eServices Services Services  Corporate(1)  Total
                         ------- ------- ------- --------- -------- --------  ------------ --------
                                                  (Dollars in thousands)
Revenues................ $71,281 $47,544 $50,292  $27,047  $ 5,686  $199,521    $    --    $401,371
Direct costs............  46,133  28,408  27,807   17,472    3,849   135,581         --     259,250
                         ------- ------- -------  -------  -------  --------    --------   --------
Gross margin............  25,148  19,136  22,485    9,575    1,837    63,940         --     142,121
Operating expenses......  15,666  13,079   9,109    6,794      732    33,236      10,590     89,206
                         ------- ------- -------  -------  -------  --------    --------   --------
Operating margin........ $ 9,482 $ 6,057 $13,376  $ 2,781  $ 1,105  $ 30,704     (10,590)    52,915
                         ======= ======= =======  =======  =======  ========
Other income, net...........................................................       3,312      3,312
Merger-related expenses.....................................................      (3,212)    (3,212)
                                                                                --------   --------
Income (loss) before income taxes...........................................    $(10,490)  $ 53,015
                                                                                ========   ========

--------
(1) Corporate activities include general corporate expenses, eliminations of intersegment margins, interest income and expense, income or loss from joint ventures, and other unallocated charges. The Company evaluates segments based on income from operations. Since certain administrative and other operating expenses, income or loss from joint ventures, have not been allocated to the business segments, this basis is not necessarily a measure computed in accordance with generally accepted accounting principles and it may not be comparable to other companies.

   As part of our reorganization announced in March 2000, all existing contracts and business relationships that were owned by Mastech Systems Corporation in 1999 and 1998, respectively, were contributed to Emplifi, eJIVA, Mascot Systems, MAS, or Symphoni. The following discussion compares the years ended December 31, 1999 and December 31, 1998, recasting our revenues and reporting segment in accordance with our reorganization. We will provide a trend analysis and revenue discussion of each segment as to how they would have reported their respective revenues.

   Our revenues for 1999 increased $70.3 million or 17.5% to $471.7 million from $401.4 million for 1998. Revenues from the Emplifi and eJIVA segments increased $22.1 million and $12.4 million, respectively. Mascot's revenue increased $15.9 million due to increased demand for its services. Revenues of the Emerging eServices segment increased $16.7 million, which is attributable to the growth of RedBrigade Ltd., our European subsidiary. Revenue for our Value Services segment increased $29.8 million, primarily due to acquisitions of all of the companies within the segment from late 1998 through November 1999. Revenues of the Staffing Services segment decreased $26.6 million primarily due to decreased demand for the services offered within this segment.

   Our cost of revenues for 1999 increased $39.7 million or 15.3% to $299.0 million from $259.2 million for 1998. Gross margins increased to 36.6% in 1999 from 35.4% in 1998. Emplifi, Mascot eJIVA and Emerging eServices, experienced increases in gross margins mainly attributable to increases in bill rates not offset by increases in payroll and related costs. Values Services and Staffing Services experienced declines in gross margins mainly attributable to increases in payroll costs not offset by increases in bill rates.

   Selling, general and administrative ("SG&A") expenses include all overhead costs that we incur that are not directly associated with our revenue-generating consultants. Beginning in 2000, we include expenses related to consultants' non-billable time as part of SG&A expense, and have retroactively restated all prior periods to reflect this change. SG&A costs include salaries, rent, recruiting costs, depreciation and amortization, legal and accounting fees, as well as communications and facilities costs. Our SG&A expenses for 1999 increased $26.0 million to $115.2 million as compared to $89.2 million for 1998 primarily resulting from increased bench costs, payroll, depreciation and amortization. Our SG&A expenses as a percentage of revenue increased to 24.4% in 1999 from 22.2% in 1998.

   During 1999, we incurred $2.3 million of net special charges related to a winding down of an existing relationship with a large integrator client offset by $1.8 million in favorable settlements of outstanding claims that had been reserved. The charges related to the winding down of the relationship consisted of salary, travel and relocation expenses associated with the consultants who had been assigned to the client's various projects.

   Other income, net of other expense, was $3.0 million in 1999 compared to $3.3 million in 1998. The decrease was a result of $0.9 million in interest expense related to a convertible debt instrument issued in 1999 to GE Capital Equity Investments, Inc. ("GE Capital"), in addition to losses incurred by the Company's joint ventures.

   We incurred $1.7 million and $3.2 million of merger-related costs and expenses in connection with our acquisitions of Amber and Quantum that occurred during 1999 and 1998, respectively. The expenses were related to employee costs, office closures and legal and accounting expenses incurred in connection with these acquisitions.

   Our effective tax rates were 35.8% and 36.6% for 1999 and 1998, respectively. In both years, we benefited from a tax holiday in India, and tax-exempt earnings on our investment portfolio.

Liquidity and Capital Resources

   Our working capital position decreased $39.2 million from December 31, 1999 to December 31, 2000. During the year, we used a combination of cash, investment balances and proceeds from our revolving credit facility for general operating purposes, acquisitions, investments, and funding of our joint ventures and certain operating subsidiaries in their start-up phases. Our accounts receivable increased by $11.1 million from period to period and our days sales outstanding ("DSO") increased from 81 days at December 31, 1999 to 88 days at December 31, 2000. The increase in DSO can be attributed to delays in payment due to customer confusion related to our March 2000 reorganization.

   At December 31, 2000, we had cash and short-term investments of $22.8 million and $42.7 million, respectively, as compared to cash and short-term investments of $23.6 million and $75.4 million, respectively, at December 31, 1999. Short-term investments at December 31, 1999 consisted mainly of tax-exempt bonds, as compared to our current portfolio, which has a higher concentration of short-term commercial paper and other short-term investments that provide us with a more liquid portfolio.

   During the year ended December 31, 2000, we used $9.2 million for acquisitions of majority interests in IRG, itiliti, and Symphoni, $11.0 million for earnout payments related to prior acquisitions and $42.5 million for our investment in Air2Web, capital contributions to our existing joint ventures iProcess and PTI, and investments in eServices companies through the Venture Fund. The Venture Fund made investments in VCampus, Inc., Versata, Inc., Brainbench, Inc., Xpede, Inc., Bluewater Information Convergence, Inc., Speechworks International, Inc., and OrderCare Corporation.

   Mascot Systems, our Indian subsidiary, successfully completed an initial public offering in India in June 2000, which generated $30.9 million of proceeds, net of offering costs. As part of Indian governmental regulations, all proceeds from the offering must remain in India, thus we do not have direct access to these funds. However, we believe that it is also in our best business interests that the funds stay in India as it is likely that Mascot Systems will have the ability to grow its business internally and through acquisitions without drawing on funds from iGate Capital Corporation.

   Effective August 1, 2000 we entered into a new, $50.0 million secured credit facility (as amended, the "New PNC Facility") with PNC Bank, N.A. ("PNC"). The New PNC Facility replaced an existing $75.0 million unsecured line of credit with PNC. The New PNC Facility provides a maximum loan amount of $50.0 million, subject to the balance of our accounts receivable and certain other factors. The New PNC Facility requires us to maintain an aggregate of $30 million in cash and cash equivalents, of which cash and cash equivalents in the amount of $25 million have been pledged to PNC. This facility matures on October 1, 2001. At December 31, 2000, we had drawn $44.7 million under the New PNC Facility. In 2001, we paid $11 million on the outstanding balance and currently have $33.7 million outstanding under the line. Currently cash in the amount of $16.3 million is available to be drawn under the New PNC Facility.

   On July 22, 1999, we completed a private placement of a $30.0 million Convertible Promissory Note (as amended, the "GE Note") to GE Capital Equity Investments, Inc. ("GE Capital"). The entire principal amount of the GE Note will mature on July 22, 2004, and interest payments were made on the GE Note on January 31, 2000, July 31, 2000, and January 31, 2001. The GE Note is convertible at any time after July 22, 2002 through its maturity, at the option of the holder, into shares of the Company's Common Stock; provided, however, that the portion of the GE Note that may be converted into iGate Common Stock may be limited if the revenues we generate by performing services for GE Capital and certain of its affiliates fall below certain targets. In conjunction with entering into the New PNC Facility, we amended the GE Note effective August 1, 2000 to provide GE Capital with a more favorable conversion price and to provide for revised revenue targets. As part of this amendment, we paid down $10.0 million on the GE Note. At December 31, 2000, the GE conversion price was $14.42 per share, which was above the fair market value of our Common Stock on that date. The current outstanding principal amount is $20.0 million.

   On November 9, 2000, Sunil Wadhwani, Co-Chairman and Chief Executive Officer of iGate, and Ashok Trivedi, Co-Chairman and President of iGate, each paid $2.5 million to purchase 421,052 newly-issued shares of Common Stock at a price of $5.9375 per share, the closing price per share as quoted on the Nasdaq National Market. The $5 million proceeds were used for general corporate purposes.

   As of December 31, 2000, subject to meeting certain operating requirements, we are obligated to pay cash earnouts related to prior acquisitions. These earnout arrangements were agreed upon at the time we acquired our interests in these entities and will be paid if these companies meet certain performance benchmarks. We paid approximately $3 million in January 2001 related to one earnout, and if all of the performance benchmarks are met, our remaining required payouts in the future will not exceed $14.4 million.

   In February 2001, we entered into a forward contract for the sale of 300,000 shares of Speechworks International, Inc. ("Speechworks") Common Stock, maturing in mid-April 2001 at a price of $31.13 per share. After deducting associated costs, the Company will yield approximately $9.0 million upon the sale. The Company will continue to hold approximately 115,000 shares of Speechworks Common Stock after the maturity of the forward contract.

   On February 28, 2001, we announced that we had sold our approximate 50% interest in Planning Technologies, Inc. to Red Hat, Inc. ("Red Hat") in exchange for approximately 3.2 million shares of Red Hat Common Stock. The closing price of Red Hat's Common Stock on February 28, 2001 was $6.4375 per share. We are contractually prohibited from selling 2.8 million of these Red Hat shares until the third quarter of 2001, and the balance of approximately 400,000 Red Hat shares is currently held in escrow.

   During the past twelve months our focus has been on the eServices market sector and the implementation of our new business model that was introduced in March 2000. Using a combination of cash and available borrowings under the New PNC Facility, we have invested in and acquired eServices companies, funded our startup companies and joint venture investments, and have built the necessary management infrastructure in each of our operating subsidiaries.

   In the upcoming year, our primary focus will be on our operating companies' performance and cash flow, and at this time we do not plan to provide additional funds for investments and acquisitions by the Venture Fund during 2001. We still plan to take advantage of early-stage opportunities in emerging eServices markets, and we recognize the need to have cash readily available for such opportunities. We believe our operating expense needs for all of our existing operations can be met through a combination of operating cash flow, proceeds from the sale of some of our publicly-traded investments, available cash balances and unused borrowings under the New PNC Facility. Our ability to acquire and incubate new companies and to fund new ventures will be entirely dependent on the amount of excess cash generated from our operating companies, and the occurrence of any liquidity event. We cannot provide assurances that we will generate sufficient excess cash from our operating companies or that any liquidity events will occur.

   Our functional currency for financial reporting purposes is the U.S. Dollar. We generally invoice our clients and pay expenses in the local currency of the country in which the client is located. Statement of Operations translation gains and losses arising from differences between the functional and local currencies are recognized in the consolidated income statements and have not had a significant impact on the results of operations. Balance sheet gains and losses as a result of fluctuations in foreign currency exchange rates are recognized in shareholders' equity as a component of comprehensive income. We continually evaluate the economic conditions of each country in which we operate and base our foreign currency accounting policies on those assessments.

Seasonality

   Our operations are generally not affected by seasonal fluctuations. However, our consultants' billable hours are affected by national holidays and vacation policies, which vary by country and by operating company.

Recently Issued Accounting Standards

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), effective January 1, 2001.

SFAS 133 establishes accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the Consolidated Statement of Operations, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The Company will adopt SFAS 133 on January 1, 2001, which will result in the recording of current assets of $68,000, and a gain from the cumulative effect from the change in accounting principle of $41,000 net of tax.

   Pursuant to the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), the Company has reviewed its accounting policies for the recognition of revenue. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition in financial statements. The Company's policies for revenue recognition are consistent with the views expressed within SAB 101.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   On June 30, 1998, the Company entered into a foreign exchange contract with PNC to hedge its foreign exchange exposure on certain intercompany debt. This contract matured at each quarter henceforth and has been extended to mature at March 30, 2001.

   The outstanding contract is for the sale by the Company of 7 million Canadian dollars at 1.528 (U.S. $4,581,152). When the contract matures on March 30, 2001, the Company expects to access the foreign exchange markets at the then prevailing exchange rates to purchase 7 million Canadian dollars for delivery to PNC. If the then-prevailing exchange rate is lower than 1.528, the Company will record a gain for the difference between the spot rate and 1.528. Conversely, if the spot rate is higher than 1.528, the Company will record a loss equal to that difference. At December 31, 2000, the exchange rate was 1.499.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The Financial Statements and Supplementary Data required by this item are filed as part of this Form 10-K. See Index to Consolidated Financial Statements on page 28 of this Form 10-K.

              MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING

   The accompanying consolidated financial statements of iGate Capital Corporation and subsidiaries have been prepared by management, which is responsible for their integrity and objectivity. The statements have been prepared in conformity with generally accepted accounting principles and necessarily include amounts based on management's best estimates and judgments.

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

   The Company's consolidated financial statements have been audited by Arthur Andersen LLP, independent public accountants, whose report thereon appears on page 30 of this Form 10-K. As part of its audit of the Company's 2000 financial statements, Arthur Andersen LLP considered the Company's system of internal controls to the extent it deemed necessary to determine the nature, timing and extent of its audit tests. Management has made available to Arthur Andersen LLP the Company's financial records and related data.

   The Board of Directors pursues its responsibility for the Company's financial reporting and accounting practices through its Audit Committee, all of the members of which are independent directors. The Audit Committee's duties include recommending to the Board of Directors the independent public accountants to audit the Company's financial statements, reviewing the scope and results of the independent public accountants activities and reporting the results of the committee's activities to the Board of Directors. The independent public accountants have met with the Audit Committee in the presence of management representatives to discuss the results of their audit work and their comments on the adequacy of internal accounting controls, and the quality of financial reporting. The independent public accountants have direct access to the Audit Committee.

Sunil Wadhwani
Co-Chairman, Chief Executive Officer and Director

Bruce E. Haney
Managing Director and Chief Financial Officer

March 27, 2001
                           iGATE CAPITAL CORPORATION
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----
Report of Independent Public Accountants.................................  28

Consolidated Balance Sheets as of December 31, 2000 and 1999.............  29

Consolidated Statements of Operations for the years ended December 31,
 2000, 1999 and 1998.....................................................  30

Consolidated Statements of Shareholders' Equity for the years ended
 December 31, 2000, 1999 and 1998........................................  31

Consolidated Statements of Cash Flows for the years ended December 31,
 2000, 1999 and 1998.....................................................  32

Notes to Consolidated Financial Statements...............................  33

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of iGate Capital Corporation:

   We have audited the accompanying consolidated balance sheets of iGate Capital Corporation and subsidiaries (a Pennsylvania Corporation) as of December 31, 2000 and 1999, and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of iGate Capital Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Pittsburgh, Pennsylvania
February 10, 2001 (Except for the
matter discussed in Note 17, as to
which the date is February 28, 2001)
                           iGATE CAPITAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                             As at December
                                                                   31,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
                          ASSETS
Current assets:
 Cash and cash equivalents................................. $ 22,773  $ 23,596
 Investments...............................................   17,660    75,358
 Restricted investments....................................   25,000       --
 Accounts receivable, net of allowance for uncollectible
  accounts of $1,793 and $2,069, respectively..............   88,604    77,480
 Unbilled receivables......................................   30,254    17,391
 Employee advances and related party advances..............    7,535     4,421
 Prepaid and other assets..................................   13,376     4,696
 Prepaid income taxes......................................   15,407     6,982
 Deferred income taxes.....................................    6,006     1,676
                                                            --------  --------
   Total current assets....................................  226,615   211,600
                                                            --------  --------
Investments in unconsolidated affiliates...................   61,120       290
                                                            --------  --------
Equipment and leasehold improvements, at cost:
 Equipment.................................................   35,027    26,022
 Leasehold improvements....................................    5,916     4,816
                                                            --------  --------
                                                              40,943    30,838
 Less--accumulated depreciation............................  (17,265)  (10,450)
                                                            --------  --------
   Net equipment and leasehold improvements................   23,678    20,388
                                                            --------  --------
Intangible assets, net.....................................   52,738    45,910
                                                            --------  --------
Total assets............................................... $364,151  $278,188
                                                            ========  ========
           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Revolving credit facility................................. $ 44,695  $    --
 Accounts payable..........................................   17,724    10,639
 Accrued payroll and related costs.........................   29,646    30,876
 Other accrued liabilities.................................   12,700    10,178
 Deferred revenue..........................................    1,530       366
                                                            --------  --------
   Total current liabilities...............................  106,295    52,059
Convertible promissory note................................   20,000    30,000
Other long-term liabilities................................      314     5,370
Deferred income taxes......................................   20,021     6,307
Minority interest..........................................    6,934       290
                                                            --------  --------
   Total liabilities.......................................  153,564    94,026
                                                            ========  ========
Shareholders' equity:
 Preferred Stock, without par value: 20,000,000 shares
  authorized,
  1 share of Series A Preferred Stock issued and
  outstanding..............................................      --        --
 Common Stock, par value $0.01 per share: 100,000,000
  shares authorized,
  52,107,455 and 50,506,141 shares issued at December 31,
  2000 and 1999, respectively..............................      522       505
 Additional paid-in capital................................  142,706   115,722
 Retained earnings.........................................   73,499    83,307
 Common Stock held in treasury, at cost, 813,500 shares....  (14,095)  (14,095)
 Accumulated other comprehensive income (loss).............    7,955    (1,277)
                                                            --------  --------
   Total shareholders' equity..............................  210,587   184,162
                                                            --------  --------
Total liabilities and shareholders' equity................. $364,151  $278,188
                                                            ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           iGATE CAPITAL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands, except per share data)

                                                    Year Ended December 31,
                                                   ----------------------------
                                                     2000      1999      1998
                                                   --------  --------  --------
Revenues.......................................... $477,287  $471,739  $401,371
Cost of revenues..................................  312,625   298,936   259,250
                                                   --------  --------  --------
Gross profit......................................  164,662   172,803   142,121
Selling, general and administrative...............  179,376   115,235    89,206
Special items.....................................    6,840     2,316       --
                                                   --------  --------  --------
Income (loss) from operations.....................  (21,554)   55,252    52,915
Interest income...................................    3,991     3,764     3,393
Interest expense..................................   (5,043)     (859)     (147)
Other income (expense), net.......................   (3,675)       78        66
Equity in losses of affiliated companies..........  (13,639)     (310)      --
Minority interest.................................      794       210       --
Gain on issuance of stock by subsidiary...........   26,853       --        --
Merger-related expenses...........................      --     (1,727)   (3,212)
                                                   --------  --------  --------
Income (loss) before income taxes.................  (12,273)   56,408    53,015
Income tax provision (benefit)....................   (2,465)   20,197    20,459
                                                   --------  --------  --------
Net income (loss)................................. $ (9,808) $ 36,211  $ 32,556
                                                   ========  ========  ========
Net income (loss) per common share, basic......... $  (0.19) $   0.72  $   0.65
                                                   ========  ========  ========
Net income (loss) per common share, diluted....... $  (0.19) $   0.71  $   0.64
                                                   ========  ========  ========



  The accompanying notes are an integral part of these consolidated financial statements.

                           iGATE CAPITAL CORPORATION
    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                             (Dollars in thousands)

                            Common Stock
                          ---------------- Series A  Additional
                                      Par  Preferred  Paid-in   Retained    Deferred
                            Shares   Value  Shares    Capital   Earnings  Compensation
                          ---------- ----- --------- ---------- --------  ------------
Balance, December 31,
 1997...................  49,884,801 $263    $  0     $105,764  $15,526      $(258)
Amortization of deferred
 compensation...........         --   --      --           --       --         258
Exercise of stock
 options, includes
 effect of tax benefit
 recognized.............     351,279    2     --         5,482      --         --
Two-for-one stock split
 effected in the form of
 a stock dividend paid
 on April 10, 1998......         --   237     --           --      (237)       --
Issuance of Preferred
 Stock..................         --   --        1          --       --         --
Non-cash merger costs...         --   --      --           262      --         --
Dividends paid by
 Quantum................         --   --      --           --      (749)       --
Comprehensive income:
 Net unrealized gain on
  investments...........         --   --      --           --       --         --
 Currency translation
  adjustment............         --   --      --           --       --         --
 Net income.............         --   --      --           --    32,556        --
                          ---------- ----    ----     --------  -------      -----
Balance, December 31,
 1998...................  50,236,080  502       1      111,508   47,096        --
Exercise of stock
 options, includes
 effect of tax benefit
 recognized.............     270,061    3     --         4,214      --         --
Purchase of treasury
 shares.................         --   --      --           --       --         --
Comprehensive income:
 Net unrealized loss on
  investments...........         --   --      --           --       --         --
 Currency translation
  adjustment............         --   --      --           --       --         --
 Net income.............         --   --      --           --    36,211        --
                          ---------- ----    ----     --------  -------      -----
Balance, December 31,
 1999...................  50,506,141  505       1      115,722   83,307        --
Exercise of stock
 options, includes
 effect of tax benefit
 recognized.............     568,267    6     --        13,587      --         --
Common Stock issued for
 acquisition............     150,943    2     --         8,260      --         --
Common Stock issued to
 officers...............     882,104    9     --         5,137      --         --
Comprehensive income:
 Net unrealized gain on
  investments...........         --   --      --           --       --         --
 Currency translation
  adjustment............         --   --      --           --       --         --
 Net loss...............         --   --      --           --    (9,808)       --
                          ---------- ----    ----     --------  -------      -----
Balance, December 31,
 2000...................  52,107,455 $522    $  1     $142,706  $73,499      $   0
                          ========== ====    ====     ========  =======      =====

                                     Accumulated  Total Shareholders'
                                        Other         Equity and      Comprehensive
                          Treasury  Comprehensive    Comprehensive       Income
                           Shares   Income (Loss)    Income (Loss)       (Loss)
                          --------  ------------- ------------------- -------------
Balance, December 31,
 1997...................  $      0     $  (665)        $120,630
Amortization of deferred
 compensation...........       --          --               258
Exercise of stock
 options, includes
 effect of tax benefit
 recognized.............       --          --             5,484
Two-for-one stock split
 effected in the form of
 a stock dividend paid
 on April 10, 1998......       --          --               --
Issuance of Preferred
 Stock..................       --          --               --
Non-cash merger costs...       --          --               262
Dividends paid by
 Quantum................       --          --              (749)
Comprehensive income:
 Net unrealized gain on
  investments...........       --          368              368          $   368
 Currency translation
  adjustment............       --         (274)            (274)            (274)
 Net income.............       --          --            32,556           32,556
                          --------     -------         --------          -------
                                                                         $32,650
                                                                         =======
Balance, December 31,
 1998...................       --         (571)         158,535
Exercise of stock
 options, includes
 effect of tax benefit
 recognized.............       --          --             4,217
Purchase of treasury
 shares.................   (14,095)        --           (14,095)
Comprehensive income:
 Net unrealized loss on
  investments...........       --         (807)            (807)         $  (807)
 Currency translation
  adjustment............       --          101              101              101
 Net income.............       --          --            36,211           36,211
                          --------     -------         --------          -------
                                                                         $35,505
                                                                         =======
Balance, December 31,
 1999...................   (14,095)     (1,277)         184,162
Exercise of stock
 options, includes
 effect of tax benefit
 recognized.............       --          --            13,593
Common Stock issued for
 acquisition............       --          --             8,262
Common Stock issued to
 officers...............       --          --             5,146
Comprehensive income:
 Net unrealized gain on
  investments...........       --       10,988           10,988          $10,988
 Currency translation
  adjustment............       --       (1,756)          (1,756)          (1,756)
 Net loss...............       --          --            (9,808)          (9,808)
                          --------     -------         --------          -------
                                                                         $  (576)
                                                                         =======
Balance, December 31,
 2000...................  $(14,095)    $ 7,955         $210,587
                          ========     =======         ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           iGATE CAPITAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                   Year Ended December 31,
                                                  ----------------------------
                                                    2000      1999      1998
                                                  --------  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Operations:
 Net income (loss)............................... $ (9,808) $ 36,211  $ 32,556
 Adjustments to reconcile net income to cash
  provided by operations:
   Depreciation and amortization.................   13,029     7,102     4,092
   Impairment of goodwill........................    2,455       --        --
   Gain on issuance of stock by subsidiary.......  (26,853)      --        --
   Allowance for uncollectible accounts..........     (312)      342       513
   Deferred income taxes, net....................      803    (3,177)    3,160
   Non-cash merger costs, net....................      --        --        262
   Equity in losses of affiliated companies......   13,639       310       --
   Minority interest.............................     (794)     (210)      --
   Amortization of deferred compensation.........      --        --        258
   Amortization of bond premium (discount).......     (670)      819       534
 Working capital items:
   Accounts receivable and unbilled receivables..  (21,341)   (1,487)  (16,446)
   Employee and related party advances...........   (3,069)     (848)     (994)
   Prepaid and other assets......................   (8,611)   (1,862)     (967)
   Accounts payable..............................    6,711      (687)    2,387
   Accrued and other current liabilities.........    1,130    (1,872)    8,813
                                                  --------  --------  --------
     Net cash flows provided (used) by operating
      activities.................................  (33,691)   34,641    34,168
                                                  --------  --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to equipment and leasehold
  improvements, net..............................  (13,789)   (7,047)  (11,594)
 Purchases of investments........................  (89,344)  (97,311)  (74,965)
 Sales of investments............................  116,118    67,480    27,646
 Acquisitions, net of cash acquired..............   (9,158)  (24,815)  (19,218)
 Contingent consideration........................  (11,072)   (4,969)     (749)
 Other investments...............................  (42,544)     (810)      --
                                                  --------  --------  --------
     Net cash flows used by investing
      activities.................................  (49,789)  (67,472)  (78,880)
                                                  --------  --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of long-term debt......................      --     30,000       --
 Payments on long-term debt......................  (10,000)      --        --
 Borrowings on credit facilities.................   84,395    32,000       --
 Payments on credit facilities...................  (39,700)  (32,000)   (8,157)
 Acquisition of treasury shares..................      --    (14,095)      --
 Proceeds from issuance of common stock..........    5,146       --        --
 Proceeds from issuance of stock by subsidiary,
  net of offering costs..........................   30,979       --        --
 Cash received for minority interest in joint
  venture........................................      --        711       --
 Net proceeds from exercise of stock options.....   13,593     4,217     5,484
                                                  --------  --------  --------
     Net cash flows provided (used) by financing
      activities.................................   84,413    20,833    (2,673)
                                                  --------  --------  --------
Effect of currency translation...................   (1,756)      101      (274)
                                                  --------  --------  --------
Net change in cash and cash equivalents..........     (823)  (11,897)  (47,659)
Cash and cash equivalents, beginning of period...   23,596    35,493    83,152
                                                  --------  --------  --------
Cash and cash equivalents, end of period......... $ 22,773  $ 23,596  $ 35,493
                                                  ========  ========  ========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
 Unrealized gain (loss) on investments........... $ 10,988  $   (807) $    368
                                                  ========  ========  ========
 Common stock issued for acquisition............. $  8,262  $    --   $    --
                                                  ========  ========  ========
SUPPLEMENTAL DISCLOSURE:
 Cash payments for interest...................... $  4,713  $      7  $    300
                                                  ========  ========  ========
 Cash payments for income taxes.................. $  2,569  $ 19,300  $ 16,148
                                                  ========  ========  ========

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies

   The accompanying Consolidated Financial Statements reflect the consistent application of the following significant accounting policies:

 (a) Principles of Consolidation

   The Consolidated Financial Statements include the accounts of the iGate Capital Corporation (the "Company") and its wholly-owned and majority-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. The Company accounts for investments in businesses in which it owns between 20% and 50% of equity or otherwise acquires management influence using the equity method as prescribed by Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock". Investments in which the Company acquires less than a 20% interest, or in which the Company does not acquire management influence are accounted for using the cost method of accounting or, if publicly traded, as available-for-sale securities.

 (b) Cash and Cash Equivalents

   Cash and cash equivalents are defined as cash and short-term investments with maturities of three months or less when purchased.

 (c) Short-Term Investments

   These investments consist of money market funds and short-term commercial paper, and are stated at estimated fair value based upon market quotes.

   On August 1, 2000, the Company entered into a $50 million Secured Credit Facility (as amended, the "Facility") as described in Note 7 to the Consolidated Financial Statements. Pursuant to the Facility, the Company has pledged $25 million of its cash and investments to the lender. Such assets are reported on the Company's Consolidated Balance Sheet as restricted investments.

 (d) Disclosures about Fair Value of Financial Instruments

   The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that fair value:

   Cash and short-term investments--The carrying amount approximates market value.

   Short-term debt--The carrying amount approximates market value. The outstanding balance is reflected at its outstanding face value, excluding unpaid accrued interest at an interest rate at the lesser of the current LIBOR rate+2% or the Prime rate, calculated on a per annum basis.

   Long-term debt--It is not practicable to estimate the fair value of the Convertible Promissory Note of the Company. The note is reflected at its outstanding face value, excluding unpaid accrued interest at an interest rate of 6.3% per annum.

 (e) Accounts Receivable

   The Company extends credit to clients based upon management's assessment of their creditworthiness. Substantially all of the Company's revenues (and the resulting accounts receivable) are from large companies, major systems integrators and governmental agencies.

                           iGATE CAPITAL CORPORATION

   Unbilled receivables represent amounts recognized as revenues for the periods presented based on services performed in accordance with the terms of client contracts that will be invoiced in subsequent periods.

 (f) Joint ventures

   The Company has invested in certain joint ventures, which are accounted for using the equity method of accounting. All joint ventures were in the early stages of development during the year.

 (g) Goodwill and Intangible Assets

   Intangible assets, which include the excess of purchase price and related costs over the value of the net assets acquired, are amortized using the straight-line method over periods ranging from five to 30 years. The Company assesses the recoverability of goodwill by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows. During the year ended December 31, 2000, Global Resource Management ("GRM"), which was acquired in January 1999, ceased operations. Accordingly, the Company recorded impairment charges of $2.4 million to write off the unamortized balance of goodwill recorded in the acquisition of GRM. The impairment charges are included in the Consolidated Statement of Operations on the "special items" line. GRM is included in the Staffing Services segment. The Company believes that the carrying amount of all other intangible assets will be realizable over their respective amortization periods. Amortization expense was approximately $5.4 million, $1.3 million, and $250,000, for the years ended December 31, 2000, 1999, and 1998, respectively.

 (h) Equipment and Leasehold Improvements

   The Company provides for depreciation using the straight-line method in amounts that allocate the costs of equipment over their estimated useful lives of three to seven years, and leasehold improvements over the shorter of the life of the improvement or of the underlying lease term.

 (i) Income Taxes

   Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The Company has evaluated its deferred tax asset, and believes that it will be fully realized. Accordingly, the Company has not recorded a valuation allowance.

   Historically, the government of India has provided incentives, in the form of tax holidays, to encourage foreign investment. The Company's operation in India was eligible for a tax holiday for a five-year period beginning in 1997.

 (j) Hedging

   The Company selectively uses foreign exchange contracts to hedge foreign exchange exposure on certain intercompany debt. Gains and losses on the foreign exchange contracts are recognized in Shareholders' Equity as Currency Translation Adjustments. Such gains and losses are substantially offset in Currency Translation Adjustment by gains or losses on translation of the related debt.

 (k) Currency Translation Adjustment

   The financial statements of foreign subsidiaries are translated using the exchange rate in effect at year-end for balance sheet accounts and the average exchange rate in effect during the year for revenue and expense accounts.

                           iGATE CAPITAL CORPORATION

   The Company's functional currency for financial reporting purposes is the U.S. Dollar. The Company generally invoices our clients and pays expenses in the local currency of the country in which the client is located. Statement of Operations translation gains and losses arising from differences between the functional and local currencies are recognized in the Consolidated Statements of Operations, and have not had a significant impact on the results of operations. Balance Sheet gains and losses as a result of fluctuations in foreign currency exchange rates are recognized in the Consolidated Statement of Shareholders' Equity and Comprehensive Income as a component of accumulated other comprehensive income. The Company continually evaluates the economic conditions of each country in which it operates, and bases its foreign currency accounting policies on those assessments.

 (l) Revenue Recognition

   The Company recognizes revenue on time-and-materials contracts as the services are performed. Revenues on fixed-price contracts are recognized using the proportional performance method. Performance is determined by relating the actual cost of work performed to date to the estimated total cost for each contract. If the estimate indicates a loss on a particular fixed-price contract, a provision is made for the entire estimated loss without reference to the stage of completion. For certain companies, revenues are recognized upon implementation and client acceptance of an application and through monthly service fees in accordance with SOP 97-2, "Software Revenue Recognition". Changes in job performance, conditions and estimated profitability may result in revisions to costs and revenues and are recognized in the period in which the changes are identified.

 (m) Gains on Issuance of Stock by Subsidiaries

   At the time a subsidiary sells its stock to unrelated parties at a price in excess of its book value, the Company's investment in that subsidiary's net assets increases. If at that time, the subsidiary is not a newly-formed, non-operating entity, nor a research and development, start-up, or development-stage company, nor is there a question as to the subsidiary's ability to continue in existence, the Company records the increase as a gain on in its Consolidated Statement of Operations.

 (n) Use of Estimates in the Preparation of Financial Statements

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

 (o) Reclassifications and Restatements

   Certain reclassifications have been made to the Company's 1999 and 1998 Consolidated Financial Statements to conform to current year presentation. The Company's 1999 Consolidated Financial Statements have been restated to consolidate an investment in which the Company had acquired a controlling interest, which had previously been accounted for under the equity method of accounting. The Company has also reclassified expenses related to consultants' non-billable time from cost of revenues to selling, general, and administrative expenses.

 (p) Recently Issued Accounting Standards

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), effective January 1, 2001.

                           iGATE CAPITAL CORPORATION

SFAS 133 establishes accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the Consolidated Statement of Operations, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The Company will adopt SFAS 133 on January 1, 2001, which will result in the recording of current assets of $68,000, and a gain from the cumulative effect from the change in accounting principle of $41,000 net of tax.

2. Investments

   In 2000, the Company had short-term investments comprised of commercial paper and money market funds, held by Mascot in India that totaled $17.7 million. In addition, the Company had restricted investments (as discussed in Note 7 to the Consolidated Financial Statements) that totaled $25.0 million, invested in money market funds.

   At December 31, 1999, the Company's portfolio of investments consisted of available-for-sale debt instruments and were accounted for as follows (dollars in thousands):

                                                    Gross      Gross
                                        Amortized Unrealized Unrealized Market
                                          Cost      Gains      Losses    Value
                                        --------- ---------- ---------- -------
Investment grade municipal bonds.......  $75,797     $24       $(463)   $75,358
                                         =======     ===       =====    =======

3. Investments in Unconsolidated Affiliates

   The Company's investments in unconsolidated affiliates, and the percentage of the affiliate owned by the Company, were as follows on December 31, 2000. The investments are grouped by the applicable method of accounting. All ownership positions set forth on the table have been calculated based on the issued and outstanding common stock of each entity, assuming the issuance of common stock on the conversion or exercise of preferred stock and convertible notes, but excluding the effect of unexercised options and warrants.

                                                                      Percentage
                                                                        Owned
                                                                      ----------
Available-for-sale equity securities:
Speechworks International, Inc.......................................      2%
Versata, Inc.........................................................      *

Equity method of accounting:
Air2Web, Inc.........................................................     22%
Planning Technologies, Inc...........................................     50%
Synerge, LLC (d/b/a iProcess)........................................     50%
VCampus, Inc.........................................................     14%

Cost method of accounting:
Bluewater Information Convergence, Inc...............................      9%
Brainbench, Inc......................................................      5%
Escend Technologies, Inc.............................................     15%
Xpede, Inc...........................................................      *%

--------
* Denotes less than 1%
                           iGATE CAPITAL CORPORATION

   The Company accounts for its investment in VCampus, Inc. ("VCampus") under the equity method of accounting because it has obtained significant influence on VCampus through representation on VCampus' Board of Directors.

   The following table summarizes the Company's investments in unconsolidated affiliates. Ownership interests are classified according to applicable accounting methods.

                                                   December 31,    December 31,
                                                       2000            1999
                                                 ---------------- --------------
                                                 Carrying  Cost   Carrying Cost
                                                  Value    Basis   Value   Basis
                                                 -------- ------- -------- -----
                                                     (Dollars in thousands)
Available-for-sale equity securities............ $21,157  $ 3,575   $--    $--
Equity method of accounting.....................  27,915   38,062    --     --
Cost method of accounting.......................  12,048   12,048    290    290
                                                 -------  -------   ----   ----
                                                 $61,120  $53,685   $290   $290
                                                 =======  =======   ====   ====

   At December 31, 2000, the Company's carrying value in its investments accounted for under the equity method of accounting exceeded its share of the underlying equity in the net assets of such companies by $26.5 million, which is being amortized over a five-year period. Amortization expense of $5.4 million was included on the Consolidated Statement of Operations under the caption "equity in losses of affiliated companies" in the year ended December 31, 2000.

   Gross unrealized holding gains on available-for-sale equity securities were $17.6 million at December 31, 2000. The Company had no unrealized holding losses on available-for-sale equity securities at December 31, 2000. There were no sales of available-for-sale equity securities during the year ended December 31, 2000.

4. Restructuring and Merger-Related Expense

   In 2000, the Company incurred $4.4 million related to an internal restructuring that occurred during the fourth quarter of 2000. Costs incurred related to the restructuring included costs for employee severance, office closures, professional fees and the write-off of certain business licenses specific to the restructuring. The costs are expected to be paid by the end of the fiscal year ended December 31, 2001.

   The Company merged with the Amber Group in 1999, and incurred costs totaling $1.7 million for employee severance, professional fees and office closures during the year ended December 31, 1999. The Company merged with the Quantum Group in 1998, and incurred $3.2 million of costs related to employee severance, professional fees and office closures during the year ended December 31, 1998.

5. Hedging Activities

   The Company selectively uses foreign exchange contracts to hedge foreign exchange exposure on certain intercompany debt. At December 31, 2000, the Company held one foreign exchange contract, which matures on March 30, 2001. The outstanding contract is for the sale by the Company of 7 million Canadian dollars at 1.528 (U.S. $4,581,152).

                           iGATE CAPITAL CORPORATION

6. Income Taxes

   Income (loss) before income taxes, as shown in the accompanying Consolidated Financial Statements, consisted of the following for the years ended December 31, 2000, 1999, and 1998:

                                                            December 31,
                                                      -------------------------
                                                        2000     1999    1998
                                                      --------  ------- -------
                                                       (Dollars in thousands)
Domestic............................................. $(10,634) $45,560 $44,649
Foreign..............................................   (1,639)  10,848   8,366
                                                      --------  ------- -------
  Income (loss) before income taxes.................. $(12,273) $56,408 $53,015
                                                      ========  ======= =======

   Taxes on income, as shown on the accompanying Consolidated Financial Statements, consisted of the following for the years ended December 31, 2000, 1999, and 1998:

                                                            December 31,
                                                       ------------------------
                                                        2000     1999    1998
                                                       -------  ------- -------
                                                       (Dollars in thousands)
Current provision/(benefit):
  Federal............................................. $(5,237) $15,330 $13,806
  State...............................................   1,141    2,454   1,869
  Foreign.............................................      50    2,225   2,236
                                                       -------  ------- -------
    Total current provision (benefit).................  (4,046)  20,009  17,911
                                                       -------  ------- -------
Deferred provision/(benefit):
  Federal.............................................   2,162      150   2,057
  State...............................................    (581)      38     491
  Foreign.............................................     --       --      --
                                                       -------  ------- -------
    Total deferred provision..........................   1,581      188   2,548
                                                       -------  ------- -------
    Total provision (benefit) for income taxes........ $(2,465) $20,197 $20,459
                                                       =======  ======= =======

   The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes for the years ended December 31, 2000 and 1999 were as follows:

                                               December 31,     December 31,
                                                   2000             1999
                                              ---------------   -------------
                                                (Dollars in thousands)
Income taxes computed at the federal
 statutory rate.............................. $(4,296)  (35.0%) $19,734  35.0%
State income taxes, net of federal tax
 benefit.....................................      364    3.0     1,437   2.5
Goodwill amortization........................    2,740   22.3       248   0.4
Other, net...................................   (1,273) (10.4)   (1,222) (2.1)
                                              --------  -----   -------  ----
  Provision (benefit) for income taxes....... $ (2,465) (20.1%) $20,197  35.8%
                                              ========  =====   =======  ====

                           iGATE CAPITAL CORPORATION

   The components of the deferred tax assets and liabilities were as follows:

                                                                December 31,
                                                               ---------------
                                                                2000     1999
                                                               -------  ------
                                                                (Dollars in
                                                                 Thousands)
Deferred tax assets:
  Allowance for doubtful accounts and employee advances....... $  (530) $ (295)
  Accrued health benefits.....................................  (1,077)   (431)
  Accrued vacation............................................  (1,205) (1,133)
  Depreciation................................................    (417)   (110)
  Reserve for Canadian employment taxes.......................    (974)   (943)
  Other.......................................................     --      (64)
                                                               -------  ------
    Total deferred tax assets.................................  (4,203) (2,976)
                                                               -------  ------
Deferred tax liabilities:
  Compensation for IMIS employees.............................   3,180   3,260
  Section 481(a) adjustments..................................     142     455
  Unrecognized gain on investments............................  14,541     --
  Other.......................................................     355   3,892
                                                               -------  ------
    Total deferred tax liabilities............................  18,218   7,607
                                                               -------  ------
Net deferred tax liability.................................... $14,015  $4,631
                                                               =======  ======
Net deferred tax liability.................................... $14,015  $4,631
Plus: net current deferred tax asset..........................   6,006   1,676
                                                               -------  ------
  Net long-term deferred tax liability........................ $20,021  $6,307
                                                               =======  ======

   At December 31, 2000, certain reclassifications were made to the current and deferred income tax liability amounts to reflect the differences between the actual tax liabilities for the year ended December 31, 1999 as filed and the estimates of those liabilities at December 31, 1999.

7. Credit Facilities

   On August 1, 2000, the Company entered into a $50.0 million secured credit facility (as amended, the "New PNC Facility") with PNC Bank, N.A. ("PNC"), replacing an existing $75.0 million revolving credit facility (the "Old Facility"). The New PNC Facility, which expires on October 1, 2001, provides a maximum loan amount of $50.0 million, subject to the Company's accounts receivable balance and other factors. The New PNC Facility contains certain restrictive covenants related to maintenance of certain net equity and leverage ratios and prohibition of certain distributions to shareholders. In addition, covenants in the New PNC Facility require the Company to maintain an aggregate of $30.0 million in cash and cash equivalents, of which, $25.0 million has been pledged to PNC. The Company was in compliance with the covenants at December 31, 2000.

   From December 3, 1998 to August 1, 2000, the Company had in place the Old Facility, which provided a maximum loan amount of $75.0 million. The Old Facility contained certain restrictive covenants and financial ratio requirements that limited distributions to shareholders and additional borrowings.

   At December 31, 2000, borrowings of approximately $44.7 million were outstanding on the New PNC Facility. No borrowings were outstanding under the Old Facility at December 31, 1999. The weighted average interest rates were approximately 9.0% and 8.4% at December 31, 2000 and 1999, respectively.

                           iGATE CAPITAL CORPORATION

8. Commitments and Contingencies

   The Company rents certain office facilities and equipment under noncancelable operating leases, which provide for the following future minimum rental payments as of December 31, 2000:

           Period ending                                        Amount
           December 31,                                 (dollars in thousands)
           -------------                                ----------------------
               2001                                             $8,338
               2002                                              7,122
               2003                                              5,701
               2004                                              4,648
               2005                                              3,579
            Thereafter                                           3,423

   Rental expense was approximately $7.3 million, $5.1 million and $3.4 million for the years ended December 31, 2000, 1999, and 1998, respectively.

   The Company has employment agreements with its controlling shareholders and certain of its executive officers that provide generally for specified minimum salaries and bonuses based upon the Company's performance.

   The terms of certain of the Company's acquisition agreements provide for additional consideration to be paid if the acquired entity's results of operations exceed certain benchmark levels. Such additional consideration is to be paid in cash, and will be recorded as additional goodwill. If all financial benchmarks are met, total contingent consideration in future periods will be $17.4 million.

   On July 22, 1999, iGate completed a private placement of a $30.0 million Convertible Promissory Note (as amended, the "Note") with GE Capital Equity Investments, Inc. ("GE Capital"). The Note can be converted by the holder at any time from July 22, 2002 through its maturity date of July 22, 2004, into shares of the Company's Common Stock at an initial conversion price of $14.42 per share; provided, however, that the portion of the Note that may be converted into the Company's Common Stock may be limited if the revenues that the Company generates by performing services for GE Capital and certain of its affiliates fall below certain targets. The Note accrues interest at the rate of 6.3% per annum, payable semi-annually in arrears on the last day of each July and January. In conjunction with entering into the New PNC Facility, we amended the Note effective August 1, 2000 to provide GE Capital with a more favorable conversion price and to provide for revised revenue targets. As part of this amendment, we paid $10 million on the Note. Interest expense on the Note was approximately $1.7 million and $851,000 for the years ended December 31, 2000 and 1999, respectively.

   In December 1999, the Company settled certain outstanding claims that had been reserved. As a result of these favorable settlements, the Company recognized income of approximately $1.8 million or $.02 per diluted share.

9. Issuance of Stock by Subsidiary

   In June 2000, the Company's wholly-owned subsidiary, Mascot Systems Ltd. ("Mascot Systems") commenced an initial public offering (the "Offering") of its Common Stock on several Indian stock exchanges. Mascot Systems issued approximately 3 million shares at a price of approximately $11 per share, raising $31.0 million in net proceeds. After the Offering, the Company owned approximately 88.9% of Mascot Systems' Common Stock. The Company recorded a pre-tax gain of approximately $26.9 million as a result of the increase in the value of its percentage ownership in the net assets of Mascot.

                           iGATE CAPITAL CORPORATION

10. Employee Benefit Plan

   The Company has an Employee Retirement Savings Plan (the "Retirement Plan") under Section 401(k) of the Internal Revenue Code that covers substantially all U.S.-based salaried employees with at least six months of service. Eligible employees may contribute up to 15% of eligible compensation, subject to limits in the Internal Revenue Code.

   Effective January 1, 2000, the Company amended the Retirement Plan to include a matching contribution of up to 4% of each participant's eligible compensation. The amount of the contribution is dependent upon the employee's level of participation, and vests immediately. The Company's matching contribution was $2,963,000 for the year ended December 31, 2000. The Company did not make a contribution to the Retirement Plan in the years ended December 31, 1999 or 1998.

11. Stock Based Compensation

   During 2000, the Company adopted the Second Amended and Restated Stock Incentive Plan (the "Plan"). The Plan provides that up to 10 million shares of the Company's Common Stock, plus an automatic annual increase each year from 2001 through 2006 of the lesser of (i) 2 million shares; (ii) 3% of the outstanding shares on the last day of the preceding year; or (iii) a lesser number of shares as determined by the Company's Board of Directors, shall be available for issuance to directors, executive management and key personnel. At December 31, 2000, there were 5,851,827 shares of Common Stock available for issuance under the Plan. In addition, the following subsidiaries of the Company also maintain their own stock option plans: eJIVA, Inc.; itiliti, Inc.; Innovative Resource Group, Inc.; Mascot Systems Ltd.; MobileHelix, Inc.; and Symphoni Interactive, LLC. The subsidiaries' stock option plans were approved by their respective Boards of Directors in 2000. The Company accounts for the Plan and its subsidiaries' stock option plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Had compensation costs for the Plan and the subsidiaries' stock option plans been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), net loss and diluted loss per share for the year ended December 31, 2000 would have been increased by $5.0 million or $0.09 per share. For the year ended December 31, 1999, net income and diluted earnings per share would have been reduced by $6.9 million, or $0.13 per share had compensation costs been calculated under SFAS 123. For the year ended December 31, 1998, net income and diluted earnings per share would have been reduced by $3.5 million, or $0.07 per share had compensation costs been calculated under SFAS 123. The calculation of pro forma net income under SFAS 123 includes the Company's share of its subsidiaries' SFAS 123 pro forma expense.

   During 2000, 1999 and 1998, options covering a total of 1,326,800 shares, 2,627,840 shares and 1,703,873 shares, respectively, of Common Stock were granted under the Plan. Options generally expire ten years from the date of grant, or earlier if an option holder ceases to be employed or associated by the Company for any reason. A summary of stock options is presented below:

                                                                Weighted Average
2000                                                   Options   Exercise Price
----                                                  --------- ----------------
Options outstanding, beginning of period............. 4,909,552      $15.17
Granted.............................................. 1,326,800      $14.38
Exercised............................................   568,267      $15.20
Lapsed and forfeited................................. 1,519,912      $19.24
                                                      ---------
Options outstanding, end of period................... 4,148,173      $13.42
                                                      =========
Options exercisable, end of period................... 1,809,795      $13.76
                                                      =========
Available for future grant........................... 5,851,827
                                                      =========

                           iGATE CAPITAL CORPORATION

   Stock options outstanding at December 31, 2000:

                   Options Outstanding                         Options Exercisable
----------------------------------------------------------- --------------------------
                          Weighted Average
                             Remaining
   Range of                 Contractual    Weighted Average           Weighted Average
Exercise Price   Options    Life (Years)    Exercise Price   Options   Exercise Price
--------------  --------- ---------------- ---------------- --------- ----------------
     $ 3.032 -
         3.969    428,000       9.52            $ 3.82              0      $  .00
          4.00    110,000       9.86              4.00              0         .00
        4.06 -
          7.50    632,717       6.10              7.42        528,217        7.50
        8.06 -
         11.75    643,239       8.03             10.10        288,669        9.82
      11.935 -
         13.00    438,705       8.47             12.66        168,004       12.66
      13.063 -
        15.625    519,906       8.80             14.96        133,261       14.99
      15.688 -
        18.907    595,913       7.48             17.32        329,262       17.09
      19.188 -
         23.50    429,149       7.80             21.80        271,174       21.61
      23.563 -
        33.125    350,044       8.19             26.79         91,208       27.35
        45.125        500       9.25             45.13              0         .00
-------------------------       ----            ------      ---------      ------
     $ 3.032 -
       $45.125  4,148,173       7.99            $13.42      1,809,795      $13.76
=========================       ====            ======      =========      ======

Summary of Stock Options

   The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair values of options granted and the assumptions used are as follows:

Year Ended December 31,
2000                      iGate    eJIVA   Itiliti    IRG    Mascot   MobileHelix Symphoni
-----------------------  -------  -------  -------  -------  -------  ----------- --------
Weighted average fair
 value of options
 granted during 2000.... $  9.95  $  1.10  $  0.09  $  0.18  $  1.23    $  0.01   $  0.52
Risk-free interest
 rate...................     6.2%     6.2%     6.5%     6.4%     5.6%       6.4%      6.5%
Expected dividend
 yield..................     0.0%     0.0%     0.0%     0.0%     0.0%       0.0%      0.0%
Expected life of
 options................ 5 years  4 years  4 years  4 years  4 years    4 years   4 years
Expected volatility
 rate...................    90.0%   125.0%   152.5%   190.8%    66.5%     119.0%    177.5%

Year Ended December 31,
1999                      iGate    eJIVA   Itiliti    IRG    Mascot   MobileHelix Symphoni
-----------------------  -------  -------  -------  -------  -------  ----------- --------
Weighted average fair
 value of options
 granted during 1999.... $ 17.81      --       --       --       --         --        --
Risk-free interest
 rate...................     6.5%     --       --       --       --         --        --
Expected dividend
 yield..................     0.0%     --       --       --       --         --        --
Expected life of
 options................ 5 years      --       --       --       --         --        --
Expected volatility
 rate...................    73.9%     --       --       --       --         --        --

Year Ended December 31,
1998                      iGate    eJIVA   itiliti    IRG    Mascot   MobileHelix Symphoni
-----------------------  -------  -------  -------  -------  -------  ----------- --------
Weighted average fair
 value of options
 granted during 1998.... $  9.68      --       --       --       --         --        --
Risk-free interest
 rate...................     5.6%     --       --       --       --         --        --
Expected dividend
 yield..................     0.0%     --       --       --       --         --        --
Expected life of
 options................ 5 years      --       --       --       --         --        --
Expected volatility
 rate...................    50.0%     --       --       --       --         --        --

                           iGATE CAPITAL CORPORATION

12. Earnings per Share

   The Company reports earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share", which requires the disclosure of Basic and Diluted Earnings per Share ("EPS"). Basic EPS is calculated using net income divided by the weighted average shares outstanding during the year. Diluted EPS is similar to Basic EPS, except that the weighted average shares outstanding includes the number of additional shares that would have been outstanding if the dilutive potential shares, such as options and convertible shares, had been issued. The Company uses the treasury stock method for stock options and the if-converted method for the convertible shares related to the GE Note.

                                                       Year Ended December 31,
                                                       ------------------------
                                                        2000     1999    1998
                                                       -------  ------- -------
                                                        (in thousands, except
                                                           per share data)
Basic earnings/(loss) per share:
  Net income/(loss)................................... $(9,808) $36,211 $32,556
                                                       =======  ======= =======
Divided by:
  Weighted average common shares......................  50,437   50,280  50,100
                                                       =======  ======= =======
Basic earnings/(loss) per share....................... $ (0.19) $  0.72 $  0.65
                                                       =======  ======= =======
Diluted earnings/(loss) per share:
  Net income/(loss)................................... $(9,808) $36,211 $32,556
  Convertible debt expense, net of tax (1)............     --       542     --
                                                       -------  ------- -------
  Net income.......................................... $(9,808) $36,753 $32,556
                                                       =======  ======= =======
Divided by the sum of:
  Weighted average common shares......................  50,437   50,280  50,100
  Dilutive effect of convertible securities...........     --       619     --
  Dilutive effect of common stock equivalents.........     --       611     825
                                                       -------  ------- -------
  Diluted average common shares.......................  50,437   51,510  50,925
                                                       =======  ======= =======
Diluted earnings/(loss) per share..................... $ (0.19) $  0.71 $  0.64
                                                       =======  ======= =======

--------
(1) Convertible debt expense relates to GE Convertible Debenture Agreement as discussed in Note 8.

   For the year ended December 31, 2000, options to purchase 619,091 shares, as well as 1,387,000 shares reserved for issuance upon conversion of a convertible promissory note, were not included in the diluted calculation of EPS because their effect would be antidilutive.

13. Business Acquisitions

   Ex-tra-net Applications, Inc.: On January 27, 2000, the Company acquired the net assets of James Hunter Consulting, Inc., a provider of e-Vendor management services based in Minneapolis, Minnesota. Ex-tra-net Applications, Inc., which has since changed its name to itiliti ("itiliti"), was formed to effect the transaction, which was accounted for as a purchase. Accordingly, the results of operations of itiliti are included in the Company's Consolidated Financial Statements since the acquisition date. The total purchase price was $2.8 million. Goodwill of $1.8 million was recorded in the transaction, and is being amortized using the straight-line method over five years. Pro forma disclosures regarding this purchase have not been provided because they are not material to the operations of the Company.

                           iGATE CAPITAL CORPORATION

   Innovative Resource Group, Inc.: On March 3, 2000, the Company acquired 75% of the outstanding stock of Innovative Resource Group, Inc. ("IRG"), a company specializing in business intelligence management based in Pittsburgh, Pennsylvania. The investment in IRG has since been diluted to 70% of the outstanding stock. The transaction was accounted for as a purchase, and accordingly, the results of operations of IRG are included in the Company's Consolidated Financial Statements since the acquisition date. The total purchase price was $5.8 million. Additional contingent payments of up to $3.6 million will be payable upon attainment of certain performance goals. Such payments, if required, will be recorded as goodwill. Goodwill of $4.4 million was recorded in the transaction, and is being amortized using the straight-line method over five years. Pro forma disclosures regarding this purchase have not been provided because they are not material to the operations of the Company.

   Symphoni Interactive, LLC: On September 13, 1999, the Company contributed $500,000 to Symphoni Interactive, LLC ("Symphoni"), a provider of information technology consulting and integrated e-business solutions based in San Francisco, California. The investment represented a 50% interest in Symphoni. During the year ended December 31, 2000, the Company contributed approximately $4.0 million for an additional 40% interest in Symphoni. The transactions were accounted for as purchases. Upon acquiring a controlling interest in Symphoni, the Company began to account for its investment in Symphoni as a consolidated subsidiary. Prior to acquiring a controlling interest, the Company had accounted for its investment in Symphoni using the equity method of accounting. Financial statements for the year ended December 31, 1999 were restated to account for the Company's investment in Symphoni as a consolidated subsidiary in accordance with step-acquisition accounting. Goodwill of $1.9 million was recorded pursuant to the transactions, and is being amortized over five years.

   Chen & McGinley: On October 16, 1999, the Company acquired Chen & McGinley, Inc. ("CMI"), a provider of application solutions based in San Francisco, California. The transaction was accounted for as a purchase, and accordingly, the results of operations of CMI are included in the Company's Consolidated Financial Statements since the acquisition date. The total purchase price was $25.8 million. Additional contingent consideration of up to $5.6 million will be payable upon attainment of certain performance goals. Such payments, if required, will be recorded as goodwill. Goodwill of $17.8 million was recorded in the transaction, and is being amortized using the straight-line method over 30 years. Pro forma disclosures regarding this purchase have not been provided because they are not material to the operations of the Company.

   Global Resource Management: On January 29, 1999, the Company acquired Global Resource Management ("GRM"), a provider of trade processing services for the financial services industry based in Jacksonville, Florida. The transaction was accounted for as a purchase, and accordingly, the results of operations of GRM are included in the Company's Consolidated Financial Statements since the acquisition date. The total purchase price was $3.0 million. Goodwill of $2.5 million was recorded in the transaction, and was subsequently written off in the fourth quarter of 2000 upon determination that the goodwill had become impaired due to the termination of a business relationship that accounted for over 95% of GRM's revenue. Pro forma disclosures regarding this purchase have not been provided because they are not material to the operations of the Company.

   Direct Resources (Scotland) Ltd.: On January 9, 1999, the Company acquired Direct Resources (Scotland) Ltd. ("Direct Resources"), a provider of staff augmentation services based in Edinburgh, Scotland. The transaction was accounted for as a purchase, and accordingly, the results of operations of Direct Resources are included in the Company's Consolidated Financial Statements since the acquisition date. The total purchase price was $5.6 million. Goodwill of $5.6 million was recorded in the transaction, and is being amortized using the straight-line method over 30 years. Pro forma disclosures regarding this purchase have not been provided because they are not material to the operations of the Company.

                           iGATE CAPITAL CORPORATION

   The Amber Group: On January 4, 1999 the Company acquired all the issued and outstanding stock of the Amber Group ("Amber"), a provider of information technology services, in exchange for 1,095,001 shares of the Company's Common Stock. The transaction was accounted for as a pooling of interests and, accordingly, the Company's Consolidated Financial Statements include the results of Amber for all periods presented. In connection with the merger, the Company incurred approximately $1.7 million of merger related costs that were expensed in 1999.

14. Segment Reporting

   In accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Company has reevaluated the way the Company is to be managed, beginning in the third quarter of 2000. As a result, the existing operating units of the Company were recast into seven reportable operating segments, which have been defined by management based primarily on the scope of services offered by each segment. The 1999 segment information has been restated accordingly for comparative purposes.

   The Company's seven reporting segments are as follows:

 Emplifi

   The Emplifi segment consists of Emplifi, Inc., the Company's wholly-owned subsidiary. Emplifi provides custom application development and design services and package implementation and application support services to large and medium-sized client organizations. Emplifi's capabilities include client directed software design and customization; web-focused strategic consulting; domain expertise in a variety of industries; and enterprise application integration services. Most of Emplifi's client engagements involve the development of customized software solutions.

   Emplifi markets its services to application development managers and information technology directors within prospective client companies. Emplifi also responds to requests for proposals for preferred vendor status to win long-term engagement relationships. Emplifi typically enters into an initial client contract with a relatively short duration. This contract is often extended, and the average duration of a client project is approximately nine to ten months. Emplifi's contracts generally provide for payment on a time-and-materials basis, based on the number of consultant hours worked on the project. Clients typically have the right to cancel contracts with minimal notice.

   Emplifi serves large and medium-sized client organizations in a wide variety of industries. During the year ended December 31, 2000, Emplifi's top five clients accounted for approximately 18% of its revenues. Emplifi did not have a client that accounted for more than 10% of revenues.

   Emplifi is headquartered in Pittsburgh, Pennsylvania, and maintains offices in San Francisco, California; Dallas, Texas; and Raleigh, North Carolina. Emplifi has over 1,100 employees.

 Mascot

   The Mascot segment consists of Mascot Systems Ltd. ("Mascot Systems"), the Company's majority-owned Indian subsidiary. Mascot Systems effected an initial public offering of its Common Stock on several stock exchanges in India in June 2000. Mascot provides custom and package application development, application maintenance outsourcing, business intelligence services, and application re-engineering. Mascot utilizes an Offshore Development Center ("ODC") model, which offers clients certain advantages compared to domestic development, including significant cost savings and faster "around the clock" delivery. Mascot
                           iGATE CAPITAL CORPORATION
provides many of its service offerings through its ODCs in Bangalore, Pune, and Chennai, India. In 2000, approximately 18% of Mascot's revenues were generated utilizing this ODC model.

   Mascot's service offerings include custom application development utilizing newer technologies (such as BEA, Versata, ATG, etc.) to convert legacy systems to an Internet-based platform, application maintenance, business intelligence, and application reengineering and conversion.

   Mascot markets its services to chief financial officers and chief information officers within prospective client companies. Mascot typically enters into an initial client contract with an average duration of approximately nine to ten months. Mascot's fixed price contracts generally provide for payment based upon deliverables and project milestones reached. Mascot's other contracts provide for payment on a time-and-materials basis, based on the number of consultant hours worked on the project. Clients typically have the right to cancel contracts with minimal notice. Contracts with deliverables or project milestones can provide for certain penalties if the deliverables or project milestones are not met within a contract timeline.

   Mascot serves large and medium-sized client organizations in a wide variety of industries. Mascot is a Global Preferred Partner of General Electric. During the year ended December 31, 2000, Mascot derived approximately 57% of its revenues from its top five clients. One customer accounted for approximately 34% of Mascot's 2000 revenues.

   Mascot is headquartered in Bangalore, India and has offices in the Indian cities of Chennai, Pune, and Mumbai. Mascot's U.S. headquarters is in Pittsburgh, Pennsylvania. Mascot also has offices in Singapore, the Netherlands, England, Japan, Sweden and Canada. Mascot has over 1,200 employees worldwide.

 eJIVA

   The eJIVA segment consists of eJIVA, Inc., a wholly-owned subsidiary of the Company. eJIVA provides custom enterprise application implementation, customer relationship management applications implementation, supply chain management applications implementation and business process consulting. eJIVA's capabilities include software design and customization; strategic consulting; domain expertise in a variety of industries; and enterprise application integration services. Most of eJIVA's client engagements involve the development of customized software solutions.

   eJIVA markets its services to information technology directors and chief information officers within prospective client companies. eJIVA typically enters into an initial client contract with an average duration of approximately nine to ten months. eJIVA's fixed price contracts generally provide for payment based upon deliverables and project milestones reached. Some of eJIVA's contracts provide for payment based on a time-and-materials basis, based on the number of consultant hours worked on the project. Clients typically have the right to cancel contracts with minimal notice.

   eJIVA serves large and medium-sized client organizations in a wide variety of industries. During the year ended December 31, 2000, approximately 37% of eJIVA's revenues were derived from its top five clients, including one client that accounted for approximately 18% of eJIVA's revenues.

   eJIVA is headquartered in Pittsburgh, Pennsylvania, and maintains offices in Atlanta, Georgia; Cincinnati, Ohio; Columbus, Ohio; Pleasanton, California; and Washington, D.C. eJIVA has more than 650 employees.

 Emerging eServices

   The Emerging eServices segment consists of RedBrigade Ltd. and its European subsidiaries ("RedBrigade"), itiliti, Inc. ("itiliti"), Innovative Resource Group, Inc. ("IRG"), Symphoni Interactive, LLC
                           iGATE CAPITAL CORPORATION

("Symphoni"), MobileHelix, Inc. ("MobileHelix"), and jobcurry.com, Inc. ("jobcurry.com"). RedBrigade, MobileHelix, and jobcurry.com are wholly-owned subsidiaries of the Company. itiliti, IRG, and Symphoni are majority-owned subsidiaries of the Company. The companies within the Emerging eServices segment are younger, less mature entities which are individually involved in separate niches in and related to the eServices market. RedBrigade provides web integration services in the European market. MobileHelix is in the process of developing wireless applications for the financial services market. itiliti develops and markets software for the management of outside vendors. IRG is developing business intelligence software, and also provides services in the data warehousing/business intelligence space. Symphoni provides application development services to the financial services industry. jobcurry.com provides recruiting and placement services for iGate and outside customers.

   The Emerging eServices companies market their services to chief financial officers, and chief technology officers within prospective client companies. The companies' fixed price contracts generally provide for payment based upon deliverables and the achievement of project milestones. A portion of the contracts provide for payment based on a time-and-materials basis, based on the number of consultant hours worked on the project. Clients typically have the right to cancel contracts with minimal notice. jobcurry.com's contracts generally provide for the payment of a fee upon the placement of a candidate.

   RedBrigade is headquartered in Bracknell, England, and has offices in Ireland, Scotland, and South Africa. itiliti is headquartered in Minneapolis, Minnesota. IRG is headquartered in Pittsburgh, Pennsylvania. Symphoni is headquartered in San Francisco, California and has offices in Pittsburgh, Pennsylvania; New York, New York; and Charlotte, North Carolina. MobileHelix is headquartered in Chantilly, Virginia. jobcurry.com is headquartered in Pune, India. The companies in the Emerging eServices segment collectively have more than 400 employees.

 Value Services

   The Value Services segment consists of Chen & McGinley, Inc. ("CMI"), Global Financial Services of Nevada, Inc. ("GFS"), and Direct Resources (Scotland) Ltd. ("Direct Resources"), all wholly-owned subsidiaries of the Company. The Value Services companies provide IT services that are jointly managed with the client to large and medium-sized client organizations. The capabilities of the companies in the Value Services segment include IT consulting services and application solutions.

   Companies in the Value Services segment market their services to project managers and IT directors within prospective client companies and respond to requests for proposals for preferred vendor status to win long-term engagement relationships. The Value Services companies typically enter into an initial client contract with a relatively short duration. This contract is often extended, and the average duration of a client project is approximately six months. All Value Services contracts provide for payment on a time-and materials basis, based on the number of consultant hours worked on the project. Clients typically have the right to cancel contracts with minimal notice. Intelligent Finance accounted for approximately 11% of the 2000 revenue of the Value Services segment.

   CMI is headquartered in San Francisco, California. GFS is headquartered in San Francisco, California and has offices in New York, New York. Direct Resources is headquartered in Scotland. The companies in the Value Services segment collectively have more than 200 employees.

 Staffing Services

   The Staffing Services segment consists of Mastech Application Services, Inc. ("MAS"), Quantum Information Resources, Ltd. ("Quantum"), and Mastech Asia Pacific Ltd. ("MAP"), all wholly-owned
                           iGATE CAPITAL CORPORATION
subsidiaries of the Company. MAS provides staff augmentation services to large integrators in the United States. Quantum provides IT and staff augmentation services to large and medium-sized companies in Canada. MAP provides IT and staff augmentation services to large and medium-sized companies in Australia. All consultants in Staffing Services are supervised and instructed by onsite client personnel. Capabilities of the companies in the Staffing Services segment include data processing and IT maintenance and support.

   The companies in the Staffing Services segment market their services to project managers and IT directors within prospective client companies and respond to requests for proposals for preferred vendor status to win long-term engagement relationships. Staffing Services companies typically enter into an initial client contract with a relatively short duration. This contract is often extended, and the average duration of a client project is approximately six months. All Staffing Services' contracts provide for payment on a time-and-materials basis, based on the number of consultant hours worked on the project. Clients typically have the right to cancel contracts with minimal notice.

   The companies in the Staffing Services segment serve large and medium-sized client organizations in a wide variety of industries.

   MAS is headquartered in Pittsburgh, Pennsylvania. Quantum is headquartered in Mississauga, Canada. MAP is headquartered in Canberra, Australia, and has offices in Melbourne, Sydney, and Brisbane, Australia. The companies in the Staffing Services segment collectively have more than 650 employees.

   The Staffing Services segment was reported as a discontinued operation from the first through the third quarters of 2000, when the Company was actively seeking buyers for the segment. The Company has since decided to retain the segment due to market conditions.

 iGate Corporate

   The iGate Corporate segment is a non-revenue-producing segment that captures corporate costs, joint ventures, other strategic investment activity, and other unallocated charges.

   The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates segment performance based upon profit or loss from operations. The Company does not allocate income taxes, other income or expense and non-recurring charges to segments. In addition, the Company accounts for inter-segment sales and transfers at current market prices, with gross margins being eliminated in the iGate segment.

                           iGATE CAPITAL CORPORATION

   The following tables present selected financial information for the Company's reporting segments for the years ended December 31, 2000, 1999, and 1998:

                                                Year Ended December 31, 2000
                         ------------------------------------------------------------------------------
                                   Mascot           Emerging    Value   Staffing     iGate
                         Emplifi    Ltd.    eJIVA   eServices  Services Services  Corporate(1)  Total
                         --------  ------- -------  ---------  -------- --------  ------------ --------
                                                   (Dollars in thousands)
Revenues................ $112,977  $71,206 $78,571  $ 60,331   $68,426  $ 85,776    $    --    $477,287
Direct costs............   73,146   41,800  42,318    35,822    53,245    66,294         --     312,625
                         --------  ------- -------  --------   -------  --------    --------   --------
Gross margin............   39,831   29,406  36,253    24,509    15,181    19,482         --     164,662
Operating expenses......   22,960   20,621  43,270    36,390    11,398    19,992      24,745    179,376
                         --------  ------- -------  --------   -------  --------    --------   --------
Operating margin before
 special items..........   16,871    8,785  (7,017)  (11,881)    3,783      (510)    (24,745)   (14,714)
Special items...........   (1,043)     --     (565)     (536)      --     (2,455)     (2,241)    (6,840)
                         --------  ------- -------  --------   -------  --------    --------   --------
Operating margin........ $ 15,828  $ 8,785 $(7,582) $(12,417)  $ 3,783  $ (2,965)    (26,986)   (21,554)
                         ========  ======= =======  ========   =======  ========
Other expenses, net..........................................................         (4,727)    (4,727)
Equity in losses of unconsolidated affiliates................................        (13,639)   (13,639)
Minority interest............................................................            794        794
Gain on issuance of stock by subsidiary......................................         26,853     26,853
                                                                                    --------   --------
Income (loss) before income taxes............................................       $(17,705)  $(12,273)
                                                                                    ========   ========

                                                Year Ended December 31, 1999
                         ------------------------------------------------------------------------------
                                   Mascot           Emerging    Value   Staffing     iGate
                         Emplifi    Ltd.    eJIVA   eServices  Services Services  Corporate(1)  Total
                         --------  ------- -------  ---------  -------- --------  ------------ --------
                                                   (Dollars in thousands)
Revenues................ $ 93,462  $63,363 $62,661  $ 43,793   $35,521  $172,939    $    --    $471,739
Direct costs............   56,100   36,164  31,714    26,459    26,253   122,246         --     298,936
                         --------  ------- -------  --------   -------  --------    --------   --------
Gross margin............   37,362   27,199  30,947    17,334     9,268    50,693         --     172,803
Operating expenses......   11,661   18,217  19,756    13,369     6,206    31,728      14,298    115,235
                         --------  ------- -------  --------   -------  --------    --------   --------
Operating margin before
 special items..........   25,701    8,982  11,191     3,965     3,062    18,965     (14,298)    57,568
Special items...........      --       --      --        --        --     (2,316)        --      (2,316)
                         --------  ------- -------  --------   -------  --------    --------   --------
Operating margin........ $ 25,701  $ 8,982 $11,191  $  3,965   $ 3,062  $ 16,649     (14,298)    55,252
                         ========  ======= =======  ========   =======  ========
Other income, net............................................................          2,983      2,983
Equity in losses of unconsolidated affiliates................................           (310)      (310)
Minority interest............................................................            210        210
Merger-related expenses......................................................         (1,727)    (1,727)
                                                                                    --------   --------
Income (loss) before income taxes............................................       $(13,142)  $ 56,408
                                                                                    ========   ========

                           iGATE CAPITAL CORPORATION

                                               Year Ended December 31, 1998
                         -------------------------------------------------------------------------
                                 Mascot          Emerging   Value   Staffing    iGate
                         Emplifi  Ltd.    eJIVA  eServices Services Services Corporate(1)  Total
                         ------- ------- ------- --------- -------- -------- ------------ --------
                                                  (Dollars in thousands)
Revenues................ $71,281 $47,544 $50,292  $27,047   $5,686  $199,521   $    --    $401,371
Direct costs............  46,133  28,408  27,807   17,472    3,849   135,581        --     259,250
                         ------- ------- -------  -------   ------  --------   --------   --------
Gross margin............  25,148  19,136  22,485    9,575    1,837    63,940        --     142,121
Operating expenses......  15,666  13,079   9,109    6,794      732    33,235     10,590     89,205
                         ------- ------- -------  -------   ------  --------   --------   --------
Operating margin........ $ 9,482 $ 6,057 $13,376  $ 2,781   $1,105  $ 30,704    (10,590)    52,915
                         ======= ======= =======  =======   ======  ========
Other income, net...........................................................      3,312      3,312
Merger-related expenses.....................................................     (3,212)    (3,212)
                                                                               --------   --------
Income (loss) before income taxes...........................................   $(10,490)  $ 53,015
                                                                               ========   ========

--------
(1) Corporate activities include general corporate expenses, eliminations of intersegment transactions, interest income and expense, income or loss form joint ventures, and other unallocated charges. The Company evaluates segments based on income from operations. Since certain administrative and other operating expenses, income or loss from joint ventures, have not been allocated to the business segments, this basis is not necessarily a measure computed in accordance with generally accepted accounting principles and it may not be comparable to other companies.

   Assets by segment were as follows at December 31, 2000 (Dollars in thousands):

Emplifi................................................................ $ 30,208
Mascot.................................................................   46,864
eJIVA..................................................................    2,622
Emerging eServices.....................................................   13,839
Value Services.........................................................   10,068
Staffing Services......................................................   12,819
iGate Corporate........................................................  247,731
                                                                        --------
  Total assets......................................................... $364,151
                                                                        ========

   Revenues and assets by geographic area consisted of the following:

                                                       Year Ended December 31,
                                                      --------------------------
                                                        2000     1999     1998
                                                      -------- -------- --------
                                                        (Dollars in thousands)
Revenues:
United States........................................ $347,518 $338,439 $294,069
Canada...............................................   25,570   41,456   49,489
Europe and Africa....................................   40,817   35,607   26,126
Pacific Rim..........................................   63,382   56,237   31,687
                                                      -------- -------- --------
  Total revenues..................................... $477,287 $471,739 $401,371
                                                      ======== ======== ========

                           iGATE CAPITAL CORPORATION

                                                                  Year Ended
                                                                 December 31,
                                                               -----------------
                                                                 2000     1999
                                                               -------- --------
                                                                  (Dollars in
                                                                  thousands)
Assets:
United States................................................. $274,671 $209,575
Canada........................................................    8,345   12,870
Europe and Africa.............................................   26,260   20,050
Pacific Rim ..................................................    4,875   35,693
                                                               -------- --------
  Total assets................................................ $364,151 $278,188
                                                               ======== ========

   For the year ended December 31, 2000, sales to General Electric Company and subsidiaries accounted for approximately 18% of the revenues of the eJIVA segment, and approximately 34% of the revenues of the Mascot segment. Sales to Electronic Data Systems Corporation accounted for approximately 12% of the revenues of the Staffing Services segment. Sales to Intelligent Finance accounted for approximately 11% of the revenues of the Value Services segment. No single customer accounted for more than 10% of the Company's revenues in the year ended December 31, 1999. For the year ended December 31, 1998, sales to Electronic Data Systems Corporation accounted for approximately 11% of the Company's revenues.

                           iGATE CAPITAL CORPORATION

15. Quarterly Financial Information (Unaudited)

   The following table sets forth certain unaudited financial information for each of the quarters indicated below and, in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, if necessary, for a fair presentation thereof. The 1999 information was restated to consolidate an investment in which the Company acquired a controlling interest that was previously accounted for under the equity method of accounting. Earnings per share amounts for each quarter are required to be computed independently, and therefore may not equal the amount computed for the entire year.

                                                Three Months Ended
                                        --------------------------------------
                                        March 31  June 30   Sept. 30  Dec. 31
                                        --------  --------  --------  --------
                                         (Dollars in thousands, except per
                                                    share data)
2000:
Revenues..............................  $110,091  $118,894  $124,333  $123,969
Gross profit..........................    34,618    40,764    45,258    44,022
Loss from operations..................    (4,737)   (4,677)   (2,080)  (10,060)
Gain on issuance of stock of
 subsidiary...........................       --     26,853       --        --
Income before income taxes............    (6,696)   16,927    (8,354)  (14,150)
                                        --------  --------  --------  --------
Net income (loss).....................  $ (4,018) $ 10,157  $ (5,012) $(10,935)
                                        ========  ========  ========  ========
Net income (loss) per common share,
 basic................................  $  (0.08) $   0.20  $  (0.10) $  (0.21)
                                        ========  ========  ========  ========
Net income (loss) per common share,
 diluted..............................  $  (0.08) $   0.20  $  (0.10) $  (0.21)
                                        ========  ========  ========  ========

1999:
Revenues..............................  $121,377  $124,514  $117,192  $108,656
Gross profit..........................    45,965    45,912    43,733    37,193
Special items.........................       --        --      3,528    (1,212)
Income from operations................    17,194    18,442    11,307     8,339
Merger-related expenses...............     1,727       --        --        --
Income before income taxes............    16,009    19,236    11,941     9,222
                                        --------  --------  --------  --------
Net income............................  $ 10,104  $ 12,503  $  7,609  $  5,995
                                        ========  ========  ========  ========
Net income per common share, basic....  $   0.20  $   0.25  $   0.15  $   0.11
                                        ========  ========  ========  ========
Net income per common share, diluted..  $   0.20  $   0.25  $   0.15  $   0.11
                                        ========  ========  ========  ========

16. Related Party Transactions

   The Company leases office space in the Indian cities of Bangalore, Chennai, Pune, and Mumbai from Sunil Wadhwani, the Company's Co-Chairman and Chief Executive Officer, and Ashok Trivedi, the Company's Co-Chairman and President. Messrs. Wadhwani and Trivedi own various properties jointly and individually. The acquisitions of the real estate and the construction of the office buildings, excluding buildouts of the office space, were financed entirely by Messrs. Wadhwani and Trivedi from personal funds. The leases cover approximately 142,000 square feet, and expire at various times from 2003 through 2008. The total annual rental is approximately $597,000. The lease agreements are subject to annual rent escalation.

   On November 9, 2000, Messrs. Wadhwani and Trivedi each purchased 421,052 newly-issued shares of the Company's Common Stock for approximately $5.94 per share, the closing price per share as quoted on the Nasdaq National Market. The proceeds received from the sale will be used for general corporate purposes.

                           iGATE CAPITAL CORPORATION

   Highgate Venture Partners I, L.P. (the "Fund"), has invested in Escend Technologies, Inc. ("Escend"), a developer of business-to-business customer relationship management applications. In addition to the Fund's total investment of $2.7 million the participants in the Fund individually invested an aggregate of $205,000, and each of Messrs. Wadhwani and Trivedi invested $300,000 in Escend.

   The Company owns approximately 5% of the Common Stock of Brainbench, Inc. ("Brainbench"), a privately-held company that provides web-based professional certification services. On March 10, 2000, the Company entered into an agreement (the "Agreement") with Brainbench to purchase web-based skills testing services through a customized online virtual testing center. Expense related to the Agreement was approximately $41,000 in the year ended December 31, 2000.

   The Company owns approximately 1% of the Common Stock of Versata, Inc. ("Versata"), a publicly-held company that produces e-business application software. The Company purchases software licenses from Versata for resale to clients through the Company's operating units. Such purchases of software and software-related services totaled approximately $268,000 in the year ended December 31, 2000.

   Pursuant to the Company's initial investment in Air2Web, Inc. ("Air2Web"), the Company was issued warrants to purchase 1,872,660 shares of Air2Web Series "B" Preferred Stock at $2.67 per share ("Series B Warrants"), which were to expire on December 31, 2000. In December 2000, the Company made a decision not to exercise the Series B Warrants in order to preserve cash, and requested an extension of the time period for exercise of the Series B Warrants. Air2Web agreed to extend the time period for the exercise of a portion of the Series B Warrants until June 30, 2001, provided that the Company assigned the remaining Series B Warrants to Messrs. Wadhwani and Trivedi, and certain executive officers of Air2Web, and provided that these individuals immediately exercise the Series B Warrants. As a result of these transactions, the Company now holds warrants to purchase 1,123,597 shares of Air2Web Series "B" Preferred Stock at $2.67 per share, exercisable until June 30, 2001.

17. Subsequent Events

   On February 28, 2001, the Company announced that it had sold its approximate 50% interest in Planning Technologies, Inc. to Red Hat, Inc. ("Red Hat") in exchange for approximately 3.2 million shares of Red Hat Common Stock. The closing price per share of Red Hat's Common Stock on February 28, 2001 was $6.4375. The Company will be able to sell approximately 2.8 million of these shares commencing in the third quarter of 2001 upon the expiration of certain contractual restrictions. The balance of approximately 400,000 shares of Red Hat's Common Stock is currently held in escrow as an indemnity fund pursuant to the contract of sale.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

   The information required by this item is incorporated by reference to the information under the captions "Business Experience of Directors," "Executive Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement, prepared for the Annual Meeting of Shareholder scheduled for June 8, 2001, to be filed with the Commission (the "Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

   The information required by this item is incorporated by reference to the information under the captions "Director Compensation," "Executive Compensation," and "Stock Performance Chart" in the Company's Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this item is incorporated by reference to the information under the caption "Stock Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this item is incorporated by reference to the information under the caption "Certain Related Party Transactions" in the Company's Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Financial Statements

   The following consolidated financial statements of the registrant and its subsidiaries are included on pages 29 to 53 and the report of independent public accountants is included on page 30 in this Form 10-K.

   Report of Independent Public Accountants.

   Consolidated Balance Sheets--December 31, 2000 and 1999.

   Consolidated Statements of Operations--Years ended December 31, 2000, 1999 and 1998.

   Consolidated Statements of Shareholders' Equity--Years ended December 31, 2000, 1999 and 1998.

   Consolidated Statements of Cash Flows--Years ended December 31, 2000, 1999 and 1998.

   Notes to Consolidated Financial Statements

   2. Consolidated Financial Statement Schedules

   The following consolidated financial statement schedules shown below should be read in conjunction with the consolidated financial statements on pages [28 to 33] in this Form 10-K. All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

   The following items appear immediately following the signature pages:

   Report of Independent Public Accountants on Consolidated Financial Statement Schedules.

   Financial Statement Schedules:

   Schedule II--Valuation and Qualifying Accounts for the three years ended December 31, 2000.

   Financial Data Schedules

   3. Exhibits

   Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index, which is incorporated herein by reference.

(b) Reports on Form 8-K:

   The Company did not file any reports on Form 8-K during the quarter ended December 31, 2000.

                           iGATE CAPITAL CORPORATION
                 Schedule II--Valuation and Qualifying Accounts
              For the Years Ended December 31, 2000, 1999 and 1998

                                    Balance at                       Balance at
                                    beginning   Charged                end of
                                    of period  to expense Deductions   period
                                    ---------- ---------- ---------- ----------
Allowance for Doubtful Accounts
Year ended December 31, 2000.......   $2,069     $3,442    $(3,718)    $1,793
Year ended December 31, 1999.......    1,728        432        (91)     2,069
Year ended December 31, 1998.......    1,215      1,413       (900)     1,728

Restructuring Reserve
Year ended December 31, 2000.......   $2,360     $4,385    $(1,693)    $5,052
Year ended December 31, 1999.......      245      4,727     (2,612)     2,360
Year ended December 31, 1998.......       --      3,212     (2,966)       245

 Exhibit                      Index Description of Exhibit
 -------                      ----------------------------
  3.1    Second Amended and Restated Articles of Incorporation of the Company
         are incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q, File No. 000-21755, filed on August 14, 2000.

  3.2 Amended and Restated Bylaws of the Company are incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q, File
         No. 000-21755, filed on August 14, 2000.

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

  4.2(a) First Amendment to Note Purchase Agreement and Waiver dated August 1,
         2000 by and between iGate Capital Corporation and GE Capital Equity
         Investments, Inc. is incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, Commission File No. 000-21755, filed on
         November 14, 2000

  4.3    Registration Rights Agreement dated as of July 22, 1999 between iGate
         Capital Corporation and GE Capital Equity Investments, Inc. is incorporated by reference from Exhibit 4.2 to the Quarterly Report on Form 10-Q No. 000-21755 filed on November 15, 1999.

 10.1    Form of Employment Agreement by and between the Company and Sunil
         Wadhwani and Ashok Trivedi is incorporated by reference from Exhibit
         10.1 to iGate Capital Corporation's Registration Statement on Form S-
         1, Commission File No. 333-14169, filed on November 19, 1996.*

 10.1(a) Form of Amendment to Employment Agreement by and between the Company and Sunil Wadhwani and Ashok Trivedi is filed herewith.*

 10.2    Executive Employment Agreement dated November 22, 2000 between Steven
         Shangold and Emplifi, Inc. is filed herewith.*

 10.3    Amended and Restated Agreement dated October 18, 2000 between iGate
         Capital Corporation and Bruce Haney is filed herewith.*

 10.4 1996 Stock Incentive Plan is incorporated by reference to Exhibit 10.2 to iGate Capital Corporation's Registration Statement on Form S-1,
         Commission File No. 333-14169, filed on November 19, 1996.*

 10.5 Amended and Restated 1996 Stock Incentive Plan is incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, File
         No. 000-21755 filed on November 16, 1998.*

 10.6 Second Amended and Restated 1996 Stock Incentive Plan is incorporated by reference to Exhibit 99.1 to iGate Capital Corporation's Definitive
         Proxy Statement, File No. 000-21755 filed on December 30, 1998.*

 10.7 Second Amended and Restated Stock Incentive Plan is incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, File
         No. 000-21755, filed on August 14, 2000.*

 10.8    Credit Agreement dated August 1, 2000 by and among iGate Capital
         Corporation, as borrower, and the financial institutions party thereto, as lenders, and PNC Bank, N.A., as agent and as Swing Loan
         Lender and Issuing Bank is incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, Commission File No. 000-21755, filed on November 14, 2000

 10.8(a) First Amendment to Credit Agreement dated November 28, 2000 by and among iGate Capital Corporation, PNC Bank, N.A. and National City Bank of Pennsylvania is filed herewith.

 10.9    Lease Agreement dated January 15, 1995 by and between Mascot Systems
         Private Limited and Messrs. Wadhwani and Trivedi for real estate in Bangalore, India is incorporated by reference to Exhibit 10.10 to iGate Capital Corporation's Registration Statement on Form S-1,
         Commission File No. 333-14169, filed on November 19, 1996.

 Exhibit                      Index Description of Exhibit
 -------                      ----------------------------
 10.10   Lease Agreement dated November 6, 1996 by and between Mascot Systems
         Private Limited and Messrs. Wadhwani and Trivedi for real estate in
         Bangalore, India is incorporated by reference to Exhibit 10.11 to
         iGate Capital Corporation's Registration Statement on Form S-1,
         Commission File No. 333-14169, filed on November 19, 1996.

 10.11   Lease Agreement dated January 15, 1998 by and between Mascot Systems
         Private Limited and Messrs. Wadhwani and Trivedi for real estate in Bangalore, India incorporated by reference to Exhibit 10.12 to Annual
         Report on Form 10-K for the year ended December 31, 1998.

 10.12   Lease Agreement dated March 26, 1997 by and between Mascot Systems
         Private Limited and Messrs. Wadhwani and Trivedi for real estate in Bangalore, India incorporated by reference to Exhibit 10.13 to Annual
         Report on Form 10-K for the year ended December 31, 1998.

 10.13   Lease Agreement dated January 13, 1998 by and between Mascot Systems
         Private Limited and Messrs. Wadhwani and Trivedi for real estate in Chennai, India incorporated by reference to Exhibit 10.14 to Annual
         Report on Form 10-K for the year ended December 31, 1998.

 10.14   Lease Agreement dated April 1, 1996 by and between Scott Systems
         Private Limited and Messrs. Wadhwani and Trivedi for real estate in Bombay, India is incorporated by reference from Exhibit 10.12 to iGate
         Capital Corporation's Registration Statement on Form S-1, Commission
         File No. 333-4169, filed on November 19, 1996.

 10.15   Lease Agreement dated April 1, 1996 by and between Scott Systems
         Private Limited and Sunil Wadhwani for real estate in Bombay, India is incorporated by reference to Exhibit 10.13 to iGate Capital
         Corporation's Registration Statement on Form S-1, Commission File No.
         333-14169, filed on November 19, 1996.

 10.16   Lease Agreement dated April 1, 1996 by and between Scott Systems
         Private Limited and Ashok Trivedi for real estate in Bombay, India is incorporated by reference to Exhibit 10.14 to Mastech Corporation's
         Registration Statement on Form S-1, Commission File No. 333-14169, filed on November 19, 1996.

 10.17   Lease Agreement dated April 18, 1998 by and between Scott Systems
         Private Limited and Messrs. Wadhwani and Trivedi for real estate in Mumbai, India incorporated by reference to Exhibit 10.18 to Annual
         Report on Form 10-K for the year ended December 31, 1998.

 10.18   Lease Agreement dated April 18, 1998 by and between Scott Systems
         Private Limited and Messrs. Wadhwani and Trivedi for real estate in Mumbai, India incorporated by reference to Exhibit 10.19 to Annual
         Report on Form 10-K for the year ended December 31, 1998.

 10.19   Sublease Agreement dated February 10, 1995 by and between Westinghouse
         Electric Corporation and the Company for the Company's Oakdale, PA headquarters, as amended by amendment dated March 20, 1996 is incorporated by reference to Exhibit 10.19 to iGate Capital
         Corporation's Registration Statement on Form S-1, Commission File No.
         333-14169, filed on November 19, 1996.

 10.20   Lease Agreement dated October 14, 1998 by and between Park Ridge One
         Associates and the Company for office space located in Park Ridge
         Office Center near Pittsburgh, Pennsylvania incorporated by reference to Exhibit 10.25 to Annual Report on Form 10-K for the year ended
         December 31, 1998.

 10.21   Lease Agreement dated June 8, 2000 by and between the Company and
         Foster Plaza Holding Corporation for office space in Foster Plaza located near Pittsburgh, Pennsylvania is filed herewith.

 10.22   Stock Purchase Agreement by and between the Company and Messrs.
         Wadhwani and Trivedi for their shares of Mascot Systems Private
         Limited (incorporated by reference to Exhibit 10.20 on Form S-1 of iGate Capital Corporation, Commission File No. 333-14169, filed on
         November 19, 1996).

 10.23   Shareholders Agreement by and among the Company, Sunil Wadhwani and
         Ashok Trivedi and the Joinder Agreement by Grantor Retained Annuity
         Trusts established by Messrs. Wadhwani and Trivedi are incorporated by reference to Exhibit 10.5 to iGate Capital Corporation's Registration
         Statement on Form S-1, Commission File No. 333-14169, filed on
         December 16, 1996.

 Exhibit                      Index Description of Exhibit
 -------                      ----------------------------
 10.24   Agreement and Plan of Merger by and between the Company and SWAT
         Systems is incorporated by reference to Exhibit 10.15 to iGate Capital
         Corporation's Registration Statement on Form S-1, Commission File No.
         333-14169, filed on November 19, 1996.

 10.25   Form of S-corporation Revocation, Tax Allocation and Indemnification
         Agreement is incorporated by reference to Exhibit 10.17 to iGate
         Capital Corporation's Registration Statement on Form S-1, Commission
         File No. 333-14169, filed on November 19, 1996.

 10.67   Form of Capital Contribution Agreement by and among the Company, Sunil
         Wadhwani, Ashok Trivedi and their respective family trusts is incorporated by reference to Exhibit 10.21 to iGate Capital
         Corporation's Registration Statement on Form S-1, Commission File No.
         333-14169, filed on December 16, 1996.

 21.0    Subsidiaries of the registrant

 23.0    Report of Independent Public Accountants on Financial Data Schedule

 99.0    Preliminary Notice and Proxy Statement

--------
*Management compensatory plan or arrangement