Form 10-K/A
period 2000-12-31
IGATE CAPITAL CORP
filed 2001-04-17
CIK 1024732

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A
                               (Amendment No. 1)

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               PORTIONS AMENDED

The registrant hereby amends Part IV contained in the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. Except as set forth below, no other changes are made to the registrant's Report on Form 10-K for the fiscal year ended December 31, 2000.

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

 21.0    Subsidiaries of the registrant

 23.0    Report of Independent Public Accountants on Financial Data Schedule

--------
*Management compensatory plan or arrangement

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of March, 2001.

                                          iGATE CAPITAL CORPORATION

                                                     /s/ Sunil Wadhwani
March 27, 2001                            By: _________________________________
                                                       Sunil Wadhwani
                                                Co-Chairman of the Board of
                                                         Directors,
                                                Chief Executive Officer, and
                                                          Director

                        POWER OF ATTORNEY AND SIGNATURES

   We, the undersigned officers and directors of iGate Capital Corporation, hereby severally constitute and appoint Sunil Wadhwani, Ashok Trivedi and Bruce Haney, and each of them singly, our true and lawful attorneys, with full power to them and each of them singly, to sign for us in our names in the capacities indicated below, amendments to this report, and generally to do all things in our names and on our behalf in such capacities to enable iGate Capital Corporation to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

        /s/ Sunil Wadhwani             Co-Chairman of the Board     March 27, 2001
______________________________________  of Directors, Chief
            Sunil Wadhwani              Executive Officer, and
                                        Director

        /s/ Ashok Trivedi              Co-Chairman of the Board     March 27, 2001
______________________________________  of Directors, President,
            Ashok Trivedi               and Director

      /s/ Jonathan D. Bonime           Senior Vice President,       March 27, 2001
______________________________________  General Counsel, and
          Jonathan D. Bonime            Secretary

        /s/ Bruce E. Haney             Managing Director and        March 27, 2001
______________________________________  Chief Financial Officer
            Bruce E. Haney

        /s/ Michael Zugay              Managing Director,           March 27, 2001
______________________________________  Corporate Development
            Michael Zugay

         /s/ Michel Berty              Director                     March 27, 2001
______________________________________
             Michel Berty

      /s/ J. Gordon Garrett            Director                     March 27, 2001
______________________________________
          J. Gordon Garrett

        /s/ Edward Yourdon             Director                     March 27, 2001
______________________________________
            Edward Yourdon

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                iGate Capital Corporation

Date: April 17, 2001            By /s/ Ashok Trivedi
                                Ashok Trivedi
                                Co-Chairman of the Board of Directors,
                                President, and Director