Form 10-Q
period 2001-03-31
IGATE CAPITAL CORP
filed 2001-05-15
CIK 1024732

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

   For the quarterly period ended March 31, 2001 or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                        Commission File Number 000-21755

                               ----------------

                           iGATE CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)

          PENNSYLVANIA                 25-1802235
  (State or other jurisdiction      (I.R.S. Employer
of incorporation or organization)  Identification No.)

   10 Foster Plaza, 5th Floor
       680 Andersen Drive
         Pittsburgh, PA                   15220
 (Address of Principal Offices)        (Zip Code)

       Registrant's telephone number, including area code: (412) 503-4450

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  [X]    No  [_]

   The number of shares of the registrant's Common Stock, par value $0.01 per share, outstanding as of April 30, 2001 was 51,235,814.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                           iGATE CAPITAL CORPORATION

                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2001

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
 Part I.  Financial Information..........................................     2

  Item 1. Condensed Consolidated Financial Statements:

      (a) Unaudited Condensed Consolidated Statements of Operations for
          the Three-Month Periods Ended March 31, 2001 and 2000..........     2

      (b) Condensed Consolidated Balance Sheets as of March 31, 2001
          (unaudited) and December 31, 2000..............................     3

      (c) Unaudited Consolidated Statement of Shareholders' Equity and
          Comprehensive Income for the Three-Month Period Ended March 31,
          2001...........................................................     4

      (d) Unaudited Condensed Consolidated Statements of Cash Flows for
          the Three-Month Periods Ended March 31, 2001 and 2000..........     5

      (e) Notes to Unaudited Condensed Consolidated Financial
          Statements.....................................................     6

      (f) Report of Independent Public Accountants.......................    13

  Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations..........................................    14

  Item 3. Quantitative and Qualitative Disclosure About Market Risk......    20

 Part II. Other Information..............................................    20

  Item 1. Legal Proceedings..............................................    20

  Item 6. Exhibits and Reports on Form 8-K...............................    20

          Signatures.....................................................    21

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(a)
                           iGATE CAPITAL CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands, except per share data)
                                  (Unaudited)

                                                               Three Months
                                                                   Ended
                                                                 March 31,
                                                             ------------------
                                                               2001      2000
                                                             --------  --------
Revenues...................................................  $119,468  $110,091
Cost of revenues...........................................    75,121    75,473
                                                             --------  --------
  Gross profit.............................................    44,347    34,618
Selling, general and administrative........................    45,807    39,355
                                                             --------  --------
  Income (loss) from operations............................    (1,460)   (4,737)
Other income (expense), net................................    (3,525)     (520)
Equity in losses of affiliated companies...................    (4,119)   (1,660)
Minority interest..........................................      (471)      221
Gain on sale of investment in unconsolidated affiliate.....    16,706       --
Loss on impairment of investments..........................    (5,500)      --
                                                             --------  --------
  Income (loss) before income taxes........................     1,631    (6,696)
Income tax provision (benefit).............................       651    (2,678)
                                                             --------  --------
  Income (loss) before cumulative effect of change in
   accounting principle....................................       980    (4,018)
Cumulative effect of change in accounting principle, net of
 tax of $592...............................................       887       --
                                                             --------  --------
  Net income (loss)........................................  $  1,867  $ (4,018)
                                                             ========  ========
Net income (loss) per common share, basic:
  Income (loss) before cumulative effect of change in
   accounting principle....................................  $   0.02  $  (0.08)
  Cumulative effect of change in accounting principle, net
   of tax..................................................      0.02       --
                                                             --------  --------
Net income (loss), basic...................................  $   0.04  $  (0.08)
                                                             ========  ========
Net income (loss) per common share, diluted:
  Income (loss) before cumulative effect of change in
   accounting principle....................................  $   0.02  $  (0.08)
  Cumulative effect of change in accounting principle, net
   of tax..................................................      0.02       --
                                                             --------  --------
Net income (loss) diluted..................................  $   0.04  $  (0.08)
                                                             ========  ========

  The accompanying notes are an integral part of these Condensed Consolidated
                             Financial Statements.

(b)
                           iGATE CAPITAL CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                         March 31,  December 31,
                                                           2001         2000
                                                        ----------- ------------
                                                        (Unaudited)  (Audited*)
                        ASSETS
Current assets:
  Cash and cash equivalents............................  $ 23,844     $ 22,773
  Investments..........................................    14,150       17,660
  Restricted investments...............................    25,500       25,000
  Accounts receivable, net.............................   108,033      118,858
  Prepaid and other assets.............................    28,104       36,318
  Deferred income taxes................................     7,958        6,006
                                                         --------     --------
    Total current assets...............................   207,589      226,615
Investments in unconsolidated affiliates...............    55,192       61,120
Equipment and leasehold improvements, net..............    24,832       23,678
Intangible assets, net.................................    56,139       52,738
                                                         --------     --------
    Total assets.......................................  $343,752     $364,151
                                                         ========     ========
         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Revolving credit facility............................  $ 28,695     $ 44,695
  Accounts payable.....................................    15,717       17,724
  Accrued payroll and related costs....................    31,373       29,646
  Other accrued liabilities............................    18,081       14,230
                                                         --------     --------
    Total current liabilities..........................    93,866      106,295
  Convertible promissory note..........................    20,000       20,000
  Other long-term liabilities..........................     1,664          314
  Deferred income taxes................................    16,080       20,021
  Minority interest....................................     7,555        6,934
                                                         --------     --------
    Total liabilities..................................   139,165      153,564
                                                         --------     --------
Shareholders' equity:
  Preferred Stock, without par value...................       --           --
  Common Stock, par value $0.01 per share..............       522          522
  Additional paid-in capital...........................   142,706      142,706
  Retained earnings....................................    75,366       73,499
  Common Stock held in treasury, at cost...............   (14,095)     (14,095)
  Accumulated other comprehensive income (loss)........        88        7,955
                                                         --------     --------
    Total shareholders' equity.........................   204,587      210,587
                                                         --------     --------
    Total liabilities and shareholders' equity.........  $343,752     $364,151
                                                         ========     ========

--------
* Condensed from audited Consolidated Financial Statements.

  The accompanying notes are an integral part of these Condensed Consolidated
                             Financial Statements.

(c)
                           iGATE CAPITAL CORPORATION

    CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                             (Dollars in thousands)
                                  (Unaudited)

                                                                                                  Total
                         Common Stock                                            Accumulated  Shareholders'
                       ---------------- Series A  Additional                        Other      Equity and   Comprehensive
                                   Par  Preferred  Paid-in   Retained Treasury  Comprehensive Comprehensive    Income
                         Shares   Value  Shares    Capital   Earnings  Shares   Income (Loss) Income (Loss)    (Loss)
                       ---------- ----- --------- ---------- -------- --------  ------------- ------------- -------------
Balance, December 31,
 2000................  52,107,455 $522       1     $142,706  $73,499  $(14,095)    $7,955       $210,587
Comprehensive income:
 Net unrealized loss
  on investments.....         --   --      --           --       --        --      (7,429)        (7,429)      $(7,429)
 Currency translation
  adjustment.........         --   --      --           --       --        --        (438)          (438)         (438)
 Net income..........         --   --      --           --     1,867       --         --           1,867         1,867
                       ---------- ----     ---     --------  -------  --------     ------       --------       -------
Balance, March 31,
 2001................  52,107,455 $522       1     $142,706  $75,366  $(14,095)    $   88       $204,587       $(6,000)
                       ========== ====     ===     ========  =======  ========     ======       ========       =======




  The accompanying notes are an integral part of these Condensed Consolidated
                             Financial Statements.

(d)
                           iGATE CAPITAL CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                               Three Months
                                                                   Ended
                                                                 March 31,
                                                             ------------------
                                                               2001      2000
                                                             --------  --------
Cash Flows From Operating Activities:
Operations:
Net income (loss)..........................................  $  1,867  $ (4,018)
Adjustments to reconcile net income to cash provided by
 operations:
  Depreciation and amortization............................     2,945     2,378
  Gain on sale of investment in unconsolidated affiliate...   (16,706)      --
  Loss on impairment of investments........................     5,500       --
  Allowance for uncollectible accounts.....................       658       590
  Deferred income taxes, net...............................    (5,893)      450
  Equity in losses of affiliated companies.................     4,119     1,660
  Minority interest........................................       471      (221)
Working capital items:
  Accounts receivable and unbilled receivables.............    10,167    (1,268)
  Employee and related party advances......................     2,369      (663)
  Prepaid and other assets.................................     5,845    (9,118)
  Accounts payable.........................................    (2,007)   (1,006)
  Accrued and other current liabilities....................     5,578    (1,870)
                                                             --------  --------
    Net cash flows provided (used) by operating
     activities............................................    14,913   (13,086)
                                                             --------  --------
Cash Flows From Investing Activities:
Additions to equipment and leasehold improvements, net.....    (3,415)   (3,610)
Sales of investments, net of purchases.....................     6,787     8,784
Acquisitions, net of cash acquired.........................       --     (5,375)
Contingent consideration...................................    (2,276)      --
Investments in unconsolidated affiliates...................       --    (34,067)
                                                             --------  --------
    Net cash flows provided (used) by investing
     activities............................................     1,096   (34,268)
                                                             --------  --------
Cash Flows From Financing Activities:
Net borrowings (repayments) on credit facilities...........   (16,000)   33,500
Net proceeds from issuance of promissory note and warrant..     1,500       --
Net proceeds from exercise of stock options................       --     17,604
Other......................................................       --        100
                                                             --------  --------
    Net cash flows provided (used) by financing
     activities............................................   (14,500)   51,204
                                                             --------  --------
Effect of currency translation.............................      (438)      (66)
                                                             --------  --------
Net change in cash and cash equivalents....................     1,071     3,784
Cash and cash equivalents, beginning of period.............    22,773    23,596
                                                             --------  --------
Cash and cash equivalents, end of period...................  $ 23,844  $ 27,380
                                                             ========  ========

  The accompanying notes are an integral part of these Condensed Consolidated
                             Financial Statements.

(e) NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

   The Unaudited Condensed Consolidated Financial Statements included herein have been prepared by iGate Capital Corporation (the "Company") in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. The accompanying Unaudited Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2001 should be read in conjunction with the Company's Consolidated Financial Statements (and notes thereto) included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2000, as amended (the "2000 Form 10-K"). Accordingly, the accompanying Unaudited Condensed Consolidated Financial Statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of the accompanying Unaudited Condensed Consolidated Financial Statements have been included, and all adjustments unless otherwise discussed in the Notes to the Unaudited Condensed Consolidated Financial Statements are of a normal and recurring nature. The information contained herein is not a comprehensive management overview and analysis of the financial condition and results of operations of the Company, but rather updates disclosures made in the 2000 Form 10-K. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

   The use of accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Certain reclassifications have been made to the Unaudited Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2000 to conform to the current period presentation. The Company's Unaudited Condensed Consolidated Financial Statements have been restated to consolidate an investment in which the Company had acquired a controlling interest, which had previously been accounted for under the equity method of accounting. The Company has also reclassified expenses related to consultants' non-billable time from cost of revenues to selling, general, and administrative expenses.

2. Change in Accounting Principle

   The Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") effective January 1, 2001. SFAS 133 establishes accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or a liability measured at their fair value. SFAS 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge criteria are met.

   The Company uses foreign exchange contracts to reduce its foreign exchange exposure on certain intercompany debt. In addition, the Company holds warrants to purchase common stock in a publicly-held company. The adoption of SFAS 133 resulted in the recording of $1.5 million of current assets, and a gain of $887,000, net of tax, from the cumulative effect of the change in accounting principle. At March 31, 2001, the Company had net derivative assets of $21,000. The reduction in the value of net derivative assets from January 1, 2001 to March 31, 2001 was recorded as other expense on the Consolidated Statement of Operations.

3. Investments

   The Company accounts for its investments in marketable securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). The Company has determined that certain of its investments in marketable securities are to be classified as available-for-sale and recorded at fair value. These investments are carried at market value, with the unrealized gains or losses, net of tax, reported as a component of comprehensive income in the Consolidated Statement of Shareholders' Equity and Comprehensive Income. Realized gains or losses on securities sold are calculated using the specific identification method.

   The Company accounts for investments in businesses in which it owns between 20% and 50% of equity or otherwise acquires management influence using the equity method of accounting as prescribed by Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." Investments in which the Company acquires less than a 20% interest, or in which the Company does not acquire management influence are accounted for using the cost method of accounting, or, if publicly traded, as available-for-sale securities. The Company's proportionate share of investment income or loss in affiliates accounted for under the equity method is recorded as part of non-operating income.

   There were no dividends declared for either of the three-month periods ended March 31, 2001 and 2000.

   During the third quarter of 2000, the Company acquired a controlling interest in Symphoni Interactive, LLC ("Symphoni"). As a result of this step acquisition, we have restated the Company's operating results and financial position for the first quarter of 2000 to consolidate Symphoni, with no change in net income for these periods. The Company's investment in Symphoni had previously been accounted for under the equity method of accounting.

   On February 28, 2001, the Company sold its approximate 50% interest in Planning Technologies, Inc. ("PTI") to Red Hat, Inc. ("Red Hat") in exchange for approximately 3.2 million shares of Red Hat's Common Stock. As part of the agreement, approximately 10% of the Red Hat shares are held in escrow. From January through February 28, 2001, the Company recorded its share of PTI's loss in accordance with equity accounting rules. Upon the closing of the sale, the Company accounted for its investment in Red Hat Common Stock in accordance with SFAS 115.

   The Company recorded a gain of approximately $16.7 million pursuant to the transaction. The Company's portion of the proceeds on the sale was calculated based upon Red Hat's closing price on February 23, 2001 of $6.4375.

   In March 2001, the Company's subsidiary Highgate Ventures I, LP ("Highgate") recorded losses in its investments in Bluewater Information Convergence, Inc. ("Bluewater") and Xpede, Inc. ("Xpede"). Highgate owned 926,859 shares of Series A Convertible Preferred Stock of Bluewater with a cost of $3.0 million, and 800,000 shares of Series B Convertible Preferred Stock in Xpede with a cost of $2.0 million. In addition, Highgate held a $0.5 million, 10% Convertible Promissory Note from Bluewater that was due to mature on September 12, 2001. Highgate does not anticipate realizing any value from these investments, and, accordingly, has recorded losses totaling $5.5 million on the impairment of its investments in Bluewater and Xpede.

4. Earnings Per Share

   The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                           Three Months Ended
                                                                March 31,
                                                           -------------------
                                                             2001      2000
                                                           --------- ---------
Basic earnings (loss) per share:
  Income (loss) before cumulative change in accounting
   principle.............................................. $     980 $  (4,018)
  Cumulative effect of change in accounting principle.....       887       --
                                                           --------- ---------
  Net income (loss).......................................     1,867    (4,018)
                                                           --------- ---------
Divided by:
  Weighted average common shares..........................    51,257    49,950
                                                           --------- ---------
Basic earnings (loss) per share........................... $    0.04 $   (0.08)
                                                           ========= =========
Diluted earnings (loss) per share:
  Income (loss) before cumulative change in accounting
   principle.............................................. $     980 $  (4,018)
  Cumulative effect of change in accounting principle.....       887       --
                                                           --------- ---------
  Net income (loss).......................................     1,867    (4,018)
  Convertible debt expense, net of tax(1).................       188       --
                                                           --------- ---------
  Adjusted net income (loss)..............................     2,055    (4,018)
                                                           --------- ---------
Divided by the sum of:
  Weighted average common shares..........................    51,257    49,950
  Dilutive effect of contingently convertible securities..     1,387       --
                                                           --------- ---------
  Diluted average common shares...........................    52,644    49,950
                                                           --------- ---------
Diluted earnings (loss) per share......................... $    0.04 $   (0.08)
                                                           ========= =========

(1) Convertible debt expense relates to a Convertible Debenture Agreement with GE Capital Equity Investments, Inc.

   Earnings per share ("EPS") for both periods presented were computed in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." 1,387,000 Shares reserved for issuance upon conversion of a convertible promissory note were excluded from the computation of diluted EPS for the quarter ended March 31, 2000 because their effect would be antidilutive. Options to purchase 4,076,000 and 4,740,000 shares of the Company's Common Stock were excluded from the computation of diluted EPS for the quarters ended March 31, 2001 and 2000, respectively, because their effect would be antidilutive. In 2001, the average price of the Company's Common Stock exceeded the exercise price of the options and in 2000, the Company had a net loss.

5. Segment Information

   In accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," management has reevaluated the way the Company is to be managed, beginning in the third quarter of 2000. As a result, the existing operating units of the Company were recast into seven reportable operating segments, which have been defined by management based primarily on the scope of services offered by each segment. Accordingly, the segment information for the first quarter of 2000 has been restated for comparative purposes.

   The Company's seven reporting segments are as follows:

 Emplifi

   The Emplifi segment consists of Emplifi, Inc., the Company's wholly-owned subsidiary. Emplifi provides custom application development and design services and package implementation and application support services to large and medium-sized client organizations. Emplifi's capabilities include client-directed software design and customization; web-focused strategic consulting; domain expertise in a variety of industries; and enterprise application integration services. Most of Emplifi's client engagements involve the development of customized software solutions.

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

   Emplifi serves large and medium-sized client organizations in a wide variety of industries. During the quarter ended March 31, 2001, Emplifi's top five clients accounted for approximately 17% of its revenues. Emplifi did not have a client that accounted for more than 10% of revenues.

   Emplifi is headquartered in Pittsburgh, Pennsylvania, and maintains offices in San Francisco, California; Dallas, Texas; and Raleigh, North Carolina. Emplifi has over 1,100 employees.

 Mascot

   The Mascot segment consists of Mascot Systems Ltd. ("Mascot Systems"), the Company's majority-owned Indian subsidiary. Mascot Systems effected an initial public offering of its Common Stock on three stock exchanges in India in June 2000. Mascot provides custom and package application development, application maintenance outsourcing, business intelligence services, and application re-engineering. Mascot utilizes an Offshore Development Center ("ODC") model, which offers clients certain advantages compared to domestic development, including significant cost savings and faster "around the clock" delivery. Mascot provides many of its service offerings through its ODCs in Bangalore, Pune, and Chennai, India.

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

   Mascot serves large and medium-sized client organizations in a wide variety of industries. Mascot is a Global Preferred Partner of General Electric. During the quarter ended March 31, 2001, Mascot derived approximately 58% of its revenues from its top five clients. Sales to General Electric Company accounted for approximately 38% of Mascot's first quarter 2001 revenues.

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

   eJiva serves large and medium-sized client organizations in a wide variety of industries. During the quarter ended March 31, 2001, approximately 38% of eJiva's revenues was derived from its top five clients. Revenues from General Electric Company accounted for approximately 22% of eJiva's first quarter 2001 revenues.

   eJiva is headquartered in Pittsburgh, Pennsylvania, and maintains offices in Atlanta, Georgia; Cincinnati, Ohio; Columbus, Ohio; Pleasanton, California; and Washington, D.C. eJiva has more than 650 employees.

 Emerging eServices

   The Emerging eServices segment consists of RedBrigade Ltd. and its European subsidiaries ("RedBrigade"), itiliti, Inc. ("itiliti"), Innovative Resource Group, Inc. ("IRG"), Symphoni Interactive, LLC ("Symphoni"), MobileHelix, Inc. ("MobileHelix"), and Jobcurry Systems, Private Ltd. ("jobcurry"). RedBrigade, MobileHelix, and jobcurry are wholly-owned subsidiaries of the Company. itiliti, IRG, and Symphoni are majority-owned subsidiaries of the Company. The companies within the Emerging eServices segment are younger, less mature entities that are individually involved in separate niches in the eServices market. RedBrigade provides web integration services in the European market. MobileHelix is in the process of developing wireless applications for the financial services market. itiliti develops and markets software for the management of outside vendors. IRG is developing business intelligence software, and also provides services in the data warehousing/business intelligence market sector. Symphoni provides application development services to the financial services industry. jobcurry provides recruiting and placement services for iGate and outside customers.

   The Emerging eServices companies market their services to chief financial officers, and chief technology officers within prospective client companies. The companies' fixed price contracts generally provide for payment based upon deliverables and the achievement of project milestones. A portion of the contracts provide for payment based on a time-and-materials basis, based on the number of consultant hours worked on the project. Clients typically have the right to cancel contracts with minimal notice. jobcurry's contracts generally provide for the payment of a fee upon the placement of a candidate.

   For the first quarter of 2001, sales to Philip Morris and Bank of America each totaled 11% of the revenues of the Emerging eServices segment.

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

 Value Services

   The Value Services segment consists of Chen & McGinley, Inc. ("CMI"), Global Financial Services of Nevada, Inc. ("GFS"), and Direct Resources (Scotland) Ltd. ("Direct Resources"), all wholly-owned subsidiaries of the Company. The Value Services companies provide information technology ("IT") services that are jointly managed with the client to large and medium-sized client organizations. The capabilities of the companies in the Value Services segment include IT consulting services and application solutions.

   Companies in the Value Services segment market their services to project managers and IT directors within prospective client companies and respond to requests for proposals for preferred vendor status to win long-term engagement relationships. The Value Services companies typically enter into an initial client contract with a relatively short duration. This contract is often extended, and the average duration of a client project is approximately six months. All Value Services contracts provide for payment on a time-and-materials basis, based on the number of consultant hours worked on the project. Clients typically have the right to cancel contracts with minimal notice. Intelligent Finance accounted for approximately 12% of the first quarter 2001 revenue of the Value Services segment.

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

   The companies in the Staffing Services segment serve large and medium-sized client organizations in a wide variety of industries. During the first quarter of 2001, sales to International Business Machines Corporation and Electronic Data Systems Corporation accounted for 15% and 11%, respectively, of the Staffing Services segment's revenues.

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

   During the first quarter of 2001, sales to General Electric Company accounted for 12% of the consolidated revenues of the Company.

   The following tables present selected financial information for the Company's reporting segments for the quarters ended March 31, 2001 and 2000:

                                Three Months Ended March 31, 2001 (Dollars in thousands)
                         ------------------------------------------------------------------------
                                 Mascot           Emerging   Value   Staffing    iGate
                         Emplifi  Ltd.    eJIVA   eServices Services Services  Corporate  Total
                         ------- ------- -------  --------- -------- --------  --------- --------
Revenues................ $29,907 $21,799 $20,154   $16,181  $12,919  $18,508    $   --   $119,468
Direct costs............  19,405  12,818  10,234     8,906    9,559   14,199        --     75,121
                         ------- ------- -------   -------  -------  -------    -------  --------
Gross margin............  10,502   8,981   9,920     7,275    3,360    4,309        --     44,347
Operating expenses......   5,490   6,259  10,327    10,053    2,338    3,699      7,641    45,807
                         ------- ------- -------   -------  -------  -------    -------  --------
Operating margin........ $ 5,012 $ 2,722 $  (407)  $(2,778) $ 1,022  $   610     (7,641)   (1,460)
                         ======= ======= =======   =======  =======  =======
Other income (expense),
 net....................                                                         (3,525)   (3,525)
Equity in losses of
 unconsolidated
 affiliates.............                                                         (4,119)   (4,119)
Minority interest.......                                                           (471)     (471)
Gain on sale of
 unconsolidated
 affiliate..............                                                         16,706    16,706
Loss on impairment of
 investments............                                                         (5,500)   (5,500)
                                                                                -------  --------
Income (loss) before
 income taxes...........                                                        $(4,550) $  1,631
                                                                                =======  ========

                                Three Months Ended March 31, 2000 (Dollars in thousands)
                         ------------------------------------------------------------------------
                                 Mascot           Emerging   Value   Staffing    iGate
                         Emplifi  Ltd.    eJIVA   eServices Services Services  Corporate  Total
                         ------- ------- -------  --------- -------- --------  --------- --------
Revenues................ $26,793 $13,162 $17,386   $12,187  $19,804  $20,759    $    --  $110,091
Direct costs............  17,784   8,033   9,888     7,858   15,061   16,849         --    75,473
                         ------- ------- -------   -------  -------  -------    -------  --------
Gross margin............   9,009   5,129   7,498     4,329    4,743    3,910         --    34,618
Operating expenses......   5,328   4,084   8,196     6,165    3,229    6,800      5,553    39,355
                         ------- ------- -------   -------  -------  -------    -------  --------
Operating margin........ $ 3,681 $ 1,045 $  (698)  $(1,836) $ 1,514  $(2,890)    (5,553)   (4,737)
                         ======= ======= =======   =======  =======  =======
Other income (expense),
 net....................                                                           (520)     (520)
Equity in losses of
 unconsolidated
 affiliates.............                                                         (1,660)   (1,660)
Minority interest.......                                                            221       221
                                                                                -------  --------
Income (loss) before
 income taxes...........                                                        $(7,512) $ (6,696)
                                                                                =======  ========

   Assets by segment were as follows at March 31, 2001 (dollars in thousands):

Emplifi................................................................ $ 29,116
Mascot.................................................................   55,487
eJiva..................................................................   33,150
Emerging eServices.....................................................   26,502
Value Services.........................................................   11,497
Staffing Services......................................................   26,938
iGate Corporate........................................................  161,062
                                                                        --------
Total assets........................................................... $343,752
                                                                        ========

   Revenues and assets by geographic area consisted of the following:

                                                                 Three Months
                                                                Ended March 31,
                                                               -----------------
                                                                 2001     2000
                                                               -------- --------
                                                                  (Dollars in
                                                                  thousands)
Revenues:
United States................................................. $ 74,520 $ 82,909
Canada........................................................    6,145    6,071
Europe and Africa.............................................    8,146    7,646
Pacific Rim...................................................   30,657   13,465
                                                               -------- --------
  Total revenues.............................................. $119,468 $110,091
                                                               ======== ========

                                                                As at March 31,
                                                               -----------------
                                                                 2001     2000
                                                               -------- --------
                                                                  (Dollars in
                                                                  thousands)
Assets:
United States................................................. $254,594 $262,428
Canada........................................................    8,210   11,251
Europe and Africa.............................................    9,368   19,945
Pacific Rim...................................................   71,580   31,590
                                                               -------- --------
  Total assets................................................ $343,752 $325,214
                                                               ======== ========

6. Subsequent Events

   Speechworks International, Inc. ("Speechworks"), one of Highgate's holdings, effected an initial public offering on August 4, 2000. In February 2001, the Company entered into a forward contract for the sale of 300,000 shares of Speechworks Common Stock at $31.13 per share. The forward contract matured on April 23, 2001. After the maturation of the forward contract, the Company retained approximately 115,000 shares of Speechworks Common Stock.

(f) Report of Independent Public Accountants

To the Board of Directors of iGate Capital Corporation:

   We have reviewed the accompanying condensed consolidated balance sheet of iGate Capital Corporation (a Pennsylvania Corporation) and its subsidiaries as of March 31, 2001, the related condensed consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for the three-month periods ended March 31, 2001 and 2000. These condensed consolidated financial statements are the responsibility of the Company's management.

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

   We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of iGate Capital Corporation and its subsidiaries as of December 31, 2000, (not presented herein), and, in our report dated February 10, 2001, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                          /s/ Arthur Andersen LLP

Pittsburgh, Pennsylvania,
May 10, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion and analysis should be read in conjunction with
Part II, Item 7 of the registrant's Annual Report on Form 10-K for the year ended December 31, 2000, as amended (the "2000 Form 10-K"). The following discussion should also be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q ("Form 10-Q"). The information contained herein is not a comprehensive management overview and analysis of the financial condition and results of operations of the iGate Capital Corporation ("iGate" or the "Company"), but rather updates disclosures made in the 2000 Form 10-K.

   This Form 10-Q contains statements that are not historical facts and that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the use of words such as "believes," "expects," "may," "will," "should," "intends," "continue," "anticipates," or by similar expressions, and can also be found in discussions of our strategy and our plans. The reader should not place undue reliance on these forward-looking statements. These statements involve important risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in any forward-looking statements. We assume no obligation to update these forward-looking statements as circumstances change. While we cannot predict all of these risks and uncertainties, important risk factors that could cause actual results to differ materially from our current beliefs and expectations are discussed below under the heading "Risk Factors" and in other documents we file with the Securities and Exchange Commission.

   OVERVIEW

   iGate Capital Corporation, formerly named Mastech Corporation, was incorporated in the Commonwealth of Pennsylvania on November 12, 1996 and, through operating subsidiaries, is a worldwide provider of information technology ("IT") services and electronic commerce services ("eServices") to large and medium-sized organizations.

   Our operating subsidiaries provide their clients with a broad range of IT applications solutions and eServices, including: client/server design and development, conversion/migration services, enterprise resource planning (ERP) package implementation services, electronic business systems and applications maintenance outsourcing. These services are provided in a variety of computing environments and use leading technologies, including client/server architecture, object oriented programming languages and tools, distributed database management systems and the latest networking and communications technologies.

   Our business is organized into seven segments, which consist of Emplifi, Mascot, eJiva, Emerging eServices, Value Services, Staffing Services, and iGate Corporate. Each of our reporting segments is described below.

   Emplifi: The Emplifi segment ("Emplifi") consists of Emplifi, Inc., our wholly-owned subsidiary. Emplifi provides custom application development and design services, package implementation, and application support services. Emplifi's capabilities include client-directed software design and customization, web-focused strategic consulting, domain expertise in a variety of industries, and enterprise application integration services. Most of Emplifi's client engagements involve the development of customized software solutions.

   Mascot: The Mascot segment ("Mascot") consists of Mascot Systems, Ltd. ("Mascot Systems") and subsidiaries. Mascot Systems is our majority-owned Indian subsidiary. Mascot provides custom and package application development, application maintenance outsourcing, business intelligence services, and application reengineering. Mascot utilizes an Offshore Development Center ("ODC") model, which offers clients certain advantages compared to domestic development, including significant cost savings and faster delivery. Mascot provides many of its services through its ODCs in Bangalore, Pune, and Chennai, India.

   eJiva: The eJiva segment ("eJiva") consists of eJiva, Inc., our wholly-owned subsidiary. eJiva provides custom enterprise application implementation, customer relationship management applications implementation, supply chain management applications implementation, and business process consulting. eJiva's capabilities include software design and customization, strategic consulting, domain expertise in a variety of industries, and enterprise application integration services. Most of eJiva's client engagements involve the development of customized software solutions.

   Emerging eServices: The Emerging eServices segment consists of RedBrigade Ltd. and its subsidiaries ("RedBrigade"), itiliti, Inc. ("itiliti"), Innovative Resource Group, Inc. ("IRG"), Symphoni Interactive, LLC ("Symphoni"), MobileHelix, Inc. ("MobileHelix"), and Jobcurry Systems, Private Ltd. ("jobcurry"). RedBrigade, MobileHelix, and jobcurry are wholly-owned subsidiaries of the Company. IRG, itiliti, and Symphoni are majority-owned subsidiaries of the Company. The companies within the Emerging eServices segment are younger, less mature entities that are individually involved in separate niches in the eServices market. RedBrigade provides web integration services in the European market. MobileHelix is in the process of developing wireless applications for the financial services market. Itiliti develops and markets software for the management of outside vendors. IRG is developing business intelligence software, and also provides services in the data warehousing/business intelligence market sector. Symphoni provides application development services to the financial services industry. Jobcurry provides recruiting and placement services for iGate companies and outside customers.

   Value Services: The Value Services segment consists of Chen & McGinley, Inc. ("CMI"), Global Financial Services of Nevada, Inc. ("GFS"), and Direct Resources (Scotland) Ltd. ("Direct Resources"), all wholly-owned subsidiaries of the Company. The Value Services companies provide IT services that are managed solely by the client to large and medium-sized organizations, with a concentration in the financial services industry. The capabilities of the companies in the Value Services segment include IT consulting services and application solutions.

   Staffing Services: The Staffing Services segment consists of Mastech Application Services, Inc. ("MAS"), Quantum Information Resources, Ltd. ("Quantum"), and Mastech Asia Pacific Ltd. ("MAP"), all wholly-owned subsidiaries of the Company. MAS provides staff augmentation services to large integrators in the United States. Quantum provides IT and staff augmentation services to large and medium-sized companies in Canada. MAP provides IT and staff augmentation services to large and medium-sized companies in Australia. All consultants in Staffing Services are supervised and instructed by onsite client personnel. Capabilities of the companies in the Staffing Services segment include data processing and IT maintenance and support.

   iGate Corporate: The iGate Corporate segment is a non-revenue producing segment that captures corporate costs, joint ventures, other strategic investment activity, and other unallocated charges.

   In February 2000, we formed Highgate Ventures I, LP, ("Highgate" or the "Fund," formerly, iGate Ventures I, LP), a venture capital fund, which invests in eServices companies. We have funded 100% of the costs of Highgate's operations and investments. We are entitled to a preferred return upon the liquidation of these investments equal to our original investments plus 80% of the net capital gains on the investments. To date, we have invested approximately $20 million in Highgate, including operating expenses of the Fund. In February 2001, we ceased funding future investments in Highgate in order to focus on our portfolio of operating subsidiaries. Highgate is currently attempting to obtain additional financing outside of iGate. At the end of May, we will determine whether we will continue efforts to raise additional outside financing for the Fund. If we decide to discontinue the Fund, all of the Fund's operations will immediately cease. Alternatively, we may decide to continue to seek outside financing through July and reassess the Fund's performance in July, 2001.

   Highgate accounts for its investments in Versata, Inc. and Speechworks, Inc. ("Speechworks") as available-for-sale securities under appropriate accounting guidelines. The investments are marked to market on a monthly basis. Highgate recognizes its proportionate share of income or loss in its investment in VCampus, Inc. under the equity method of accounting. Highgate accounts for its investments in Brainbench, Inc., Escend Technologies, Inc., and OrderCare Corporation at the lower of cost or market value. In March 2001, Highgate recorded losses due to impaired investments in Bluewater ($3.5 million) and Xpede ($2.0 million).

   In February 2001, Highgate entered into a forward contract for the sale of 300,000 shares of Speechworks Common Stock at $31.13 per share. On April 23, 2001, we received approximately $8.8 million, net of broker's fees and other costs. After the closing of the sale, we retained ownership of approximately 115,000 shares of Speechworks Common Stock.

   We hold a 50% ownership in Synerge, LLC, which does business under the name of iProcess ("iProcess"), a provider of web-based business process outsourcing. We also hold a 22% equity ownership in Air2Web, Inc., a provider of wireless application services. These investments are accounted for under the equity method of accounting, and our proportionate share of each affiliate's net losses and amortization of our net excess investment over our net equity in each affiliate's net assets is included in "Equity in losses of affiliates" section of the Consolidated Statement of Operations.

   On February 28, 2001, the Company sold its approximate 50% interest in Planning Technologies, Inc. ("PTI") to Red Hat, Inc. ("Red Hat") in exchange for approximately 3.2 million shares of Red Hat's Common Stock. Pursuant to the merger, approximately 10% of the shares of Red Hat Common Stock are held in escrow, a portion of which are to be released on February 28, 2002. The remaining portion of the escrowed shares will remain in escrow until the settlement of one tax claim. From January through February 23, 2001, the Company recorded its share of PTI's loss in accordance with equity accounting rules. Upon the closing of the sale, the Company accounts for its investment in Red Hat Common Stock in accordance with SFAS 115.

   The Company recorded a gain of approximately $16.7 million pursuant to the transaction. The Company's portion of the proceeds on the sale was calculated based upon Red Hat's closing price on February 28, 2001 of $6.4375.

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

   The following discussion compares the quarters ended March 31, 2001 and March 31, 2000. References to the first quarter of 2001 and to the first quarter of 2000 refer to the three-month periods ended March 31, 2001 and 2000, respectively.

   Total revenue for the first quarter of 2001 was $119.5 million, compared to $110.1 million for the first quarter of 2000, an increase of $9.4 million, or 9%. Revenues for Emplifi and eJiva increased by 12% and 16%, respectively, due primarily to an increase in demand for the companies' domestic IT services. Mascot's revenues increased by 66%, due to strong demand for Mascot's offshore software development services, Mascot's purchase of certain Emplifi contracts, and the reorganization of Mascot brought about by its June 2000 initial public offering. Revenues for the Emerging eServices segment increased by 33% due to the acquisitions of IRG and itiliti during the first quarter of 2000, as well as our majority ownership of Symphoni. In addition, the Company had revenues in the first quarter of 2001 from newly-formed entities jobcurry and MobileHelix, and benefited from an increase in demand for RedBrigade's IT services. Revenues from the Value Services segment decreased by 35%, due primarily from the elimination of revenues from ENS, Inc. and the Company's Asian branch offices, which were assigned to Mascot in the 2000 restructuring. In addition, revenues from CMI decreased due to a reduction in demand for CMI's services. Revenues from the Staffing Services segment decreased by 11% due to an overall decline in demand for staffing services.

   Our cost of revenues was $75.1 million for the first quarter of 2001, compared to $75.4 million for the first quarter of 2000, a decrease of $0.4 million, or 0.4%. Gross margin increased to 37% in the first quarter of 2001 from 31% in the first quarter of 2000. We decreased our use of non-employee consultants for the comparative quarters. In addition, our billing rates increased from quarter to quarter, offsetting consultants' salary expense.

   Selling, general, and administrative ("SG&A") expenses include all costs that are not directly associated with our revenue-generating consultants. SG&A expenses include salaries, rent, recruiting costs, depreciation and amortization, legal and accounting fees, communications and facilities costs. Our SG&A expenses were $45.8 million for the first quarter of 2001, or 38% of revenues, compared to $39.4 million, or 36% of revenues, for the first quarter of fiscal 2000, an increase of $6.4 million or 16%. During the first quarter of 2001, we incurred $2.2 million of costs associated with the severance costs related to general and administrative headcount reductions. There were 11 employees terminated ranging from managing directors to administrative personnel. The severance costs included salary and benefits, with severance packages ranging from three to nine months' pay. These costs will be paid in full by the end of the fiscal year. SG&A expenses increased during the first quarter of 2001 in connection with the reorganization of the former Mastech Systems Corporation into iGate Capital Corporation and its operating subsidiaries. Human resources and employee costs increased as we built management infrastructure at each of our operating companies and incurred additional salary and benefits in connection with the additional personnel. Our facilities costs increased as we moved from a centralized home office to separate offices for each operating company. Our depreciation and amortization costs increased due to increased capital spending and goodwill amortization related to our year 2000 acquisitions. As we discussed earlier in this section, we incurred severance and other costs as a function of our continued efforts to cut costs. We anticipate that our SG&A expenses will begin to decrease as a percentage of revenues in future periods. We believe that we have the management structure in each segment necessary to sustain our growth in future periods.

   Equity in losses of affiliated companies consists of our share of the net losses of our joint ventures, iProcess and PTI, and of our equity investments, such as Air2Web and VCampus. We sold our share of PTI on February 23, 2001, and, accordingly, have recognized our share of PTI's losses for January and February only. Equity in losses of affiliated companies for the first quarter of 2001 totaled $4.1 million, compared to $1.6 million for the first quarter of fiscal 2000, an increase of $2.5 million, or 148%. In the first quarter of 2000, we had no equity losses for PTI, and Air2Web's equity losses for March 2000 only. The majority of our joint ventures and equity investments involve entities in the early stages of development. We expect to incur losses in these companies until they are able to move beyond their respective start-up phases. We expect this income statement line item and income classification to continue to be significant, and at times volatile, as we continue to invest in eServices companies.

   Other expense, net of other income, totaled $3.5 million in the first quarter of 2001, compared to $0.5 million in the first quarter of 2000. During the current period, other expense increased mainly due to unfavorable foreign currency losses and a decline in value of our Speechworks common stock warrants. Our interest expense approximated interest income for the first quarter of 2001.

   Minority interest reflects the share of the net income or loss of our majority-owned operating subsidiaries attributable to the minority owners. Minority interest amounted to expense of $0.5 million for the first quarter of 2001, compared to income of $0.2 million for the first quarter of 2000. The minority interest expense in 2001 consisted of the minority share of the net income of Mascot and IRG, net of the minority share of the net loss of Symphoni and itiliti. The minority interest income in 2000 was the minority share of the net losses of Symphoni and itiliti, net of the minority share of the net income of IRG.

   The gain on sale of unconsolidated affiliates in the first quarter of 2001 consisted of a $16.7 million gain on the sale of PTI. In February 2001, we sold our approximate 50% interest in PTI to Red Hat in exchange for approximately
3.2 million shares of Red Hat Common Stock. We currently hold these shares of Red Hat Common Stock. We marked the shares to market based upon the closing price on March 30, 2001. Changes in the market value are reflected as comprehensive income on the Consolidated Statement of Shareholders' Equity and Comprehensive Income.

   The loss on impairment of investments in the first quarter of 2001 consisted of losses totaling approximately $5.5 million to account for declines in the market values of Highgate's Bluewater and Xpede investments.

   Our income tax provision was $0.7 million at an effective rate of 40% for the first quarter of 2001, compared to an income tax benefit of $2.7 million at an effective rate of 40% for the first quarter of 2000. Components of our effective rate for the first quarter of 2001 include non-deductible goodwill and equity losses, offset by a tax holiday in India related to our Mascot subsidiary.

   During the first quarter of 2001, we had a gain on the cumulative effect of a change in accounting principle of $0.9 million, net of tax. The net gain resulted from our implementation of SFAS 133 on January 1, 2001. SFAS 133 establishes accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or a liability measured at their fair value. SFAS 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. The net gain resulted from recording the net value of our derivative investments in Speechworks common stock warrants and foreign currency forward exchange contracts.

Liquidity and Capital Resources

   Our working capital position decreased by $6.6 million from December 31, 2000 to March 31, 2001. During the first quarter of 2001, we used a combination of cash generated from operations and investment balances for general operating purposes, to repay the revolving credit facility, and to fund certain operating subsidiaries in their start-up phases. Our accounts receivable decreased $10.8 million during the first quarter of 2001, from $118.8 million at December 31, 2000 to $108.0 million at March 31, 2001, and our days sales outstanding ("DSO") decreased from 88 days at December 31, 2000 to 80 at March 31, 2001. The decrease in DSO is primarily attributable to our collection efforts following customer confusion related to our reorganizations in 2000.

   At March 31, 2001, we had cash and short-term investments of $23.8 million and $39.7 million, respectively, compared to cash and short-term investments of $22.8 million and $42.7 million, respectively, at December 31, 2000. Our short-term investments consist primarily of short-term commercial paper, money market funds, and other short-term investments that provide us liquidity. Our ability to access cash quickly is still an important factor in our business model. Our investments at March 31, 2001 and December 31, 2000 included $25.0 million that was pledged to PNC Bank, N.A. ("PNC") in connection with our $50 million secured credit facility (as amended, the "Credit Facility"). The provisions of the Credit Facility require us to maintain at least $30 million in cash and investments at PNC, including the $25 million that we pledged. During the first quarter of 2001, we repaid $16.0 million on the Credit Facility using a combination of cash generated from operations and the repayment of a $5.5 million loan owed to us by PTI. We repaid an additional $8 million on the Credit Facility in April 2001 using proceeds from the sale of Speechworks stock, reducing our outstanding balance on the Credit Facility to $18 million at April 30, 2001, and increasing the amount available to us under the Credit Facility, subject to compliance with borrowing base requirements and certain covenants, to $32 million.

   At March 31, 2001, we had $20,000,000 outstanding on a Convertible Promissory Note (as amended, the "GE Note") to GE Capital Equity Investments, Inc. ("GE Capital"). The entire principal amount of the GE Note will mature on July 22, 2004. Interest payments are payable semi-annually on January 31 and July 31. The GE Note is convertible at any time after July 22, 2002 through its maturity at the option of the holder, into shares of our Common Stock, subject to provisions related to revenue targets for services provided to GE Capital and certain of its affiliates. At March 31, 2001, the conversion price was above the fair market value of our Common Stock.

   Going forward, we may be obligated to pay cash earnouts related to certain prior acquisitions. These earnout arrangements were agreed upon at the time we acquired our interests in these entities and will be paid if these companies meet certain performance benchmarks. If all performance benchmarks are met, we will pay cash earnouts of approximately $12 million over the twelve-month period ending March 31, 2002.

   Consistent with our plans to take advantage of early-stage opportunities in emerging eServices markets, we recognize the need to have cash readily available for strategic investments, acquisitions, incubations, and to fund our joint venture during its start-up phase. We believe that our operating expense needs for all of our existing operations and investments for the twelve months ending March 31, 2002 can be met through a combination of operating cash flow, proceeds from the sale of some of our publicly-traded Venture Fund investments, available cash balances and unused borrowings under the Credit Facility. Our ability to acquire and incubate new companies, and to fund our joint venture will be entirely dependent on the amount of excess cash generated from our operating companies and our ability to raise capital from outside sources. We cannot provide assurances that we will generate sufficient excess cash to acquire and incubate new companies and make new investments, or that we will be able to raise cash through additional borrowings and/or equity issuances on terms acceptable to us.

   Our functional currency for financial reporting purposes is the US Dollar. We generally invoice our clients and pay expenses in the local currency of the country in which the client is located. Statement of Operations translation gains and losses arising from differences between the functional and local currencies are recognized in the Consolidated Statement of Operations, and have not had a significant impact on the results of operations. Balance Sheet gains and losses as a result of fluctuations in foreign currency exchange rates are recognized in the Consolidated Statement of Shareholders' Equity and Comprehensive Income as a component of comprehensive income. We continually evaluate the economic conditions of each country in which we operate, and base our foreign currency accounting policies on those assessments.

RISK FACTORS

   There are a number of risks and uncertainties that could cause actual results to differ materially from our current beliefs and expectations expressed or implied in this Form 10-Q. We cannot predict all of these risks and uncertainties. However, please refer to a list of important risk factors in the section entitled "Risk Factors" in Part I of our 2000 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

   We enter into foreign exchange contracts with PNC to reduce our foreign exchange exposure on certain intercompany debt. At March 31, 2001, we had one outstanding contract for the sale by iGate of 7 million Canadian dollars at an exchange rate of 1.568 (US $4,464,286). When the contract matures on June 29, 2001, we expect to access the foreign exchange markets at the then-prevailing exchange rate to purchase 7 million Canadian dollars for delivery to PNC. In addition, we hold warrants to purchase common stock in a publicly-held company. In accordance with SFAS No. 133, we record the value of the foreign exchange contracts and the warrants to purchase stock on the Consolidated Balance Sheet as either an asset or a liability. Changes in the fair value of the foreign exchange contracts and warrants are recognized currently in earnings.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   Neither iGate Capital Corporation nor any of its subsidiaries is party to any litigation that is expected to have a material adverse effect on the business or financial condition of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

   The following exhibit is filed with this report:

   Exhibit
   Number                             Description
   -------                            -----------
    10.1   Employment Agreement dated January 19, 2001 between iGate Capital
           Management, Inc. and Jonathan D. Bonime.


(b) Reports on Form 8-K:

   The Company did not file any Reports on Form 8-K during the three months ended March 31, 2001.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            iGATE CAPITAL CORPORATION
                                              (REGISTRANT)

May 15, 2000                                /s/ Sunil Wadhwani
                                            --------------------------------
                                            Sunil Wadhwani
                                            Co-Chairman of the Board of
                                         Directors,
                                            Chief Executive Officer, and
                                         Director

May 15, 2000                                /s/ Michael Zugay
                                            --------------------------------
                                            Michael Zugay
                                            Senior Vice President, Chief
                                         Financial Officer