Form 10-Q
period 2001-06-30
IGATE CAPITAL CORP
filed 2001-08-14
CIK 1024732

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

[X]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934

  For the quarterly period ended June 30, 2001 or

[_]Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934

                        Commission File Number 000-21755

                               ----------------

                           iGATE CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)

              PENNSYLVANIA                             25-1802235
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

       10 Foster Plaza, 5th Floor
           680 Andersen Drive
             Pittsburgh, PA                              15220
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

                               Yes [X]    No [_]

   The number of shares of the registrant's Common Stock, par value $0.01 per share, outstanding as of July 31, 2001 was 51,443,955.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                           iGATE CAPITAL CORPORATION

                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 2001

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
 Part I.  Financial Information..........................................     2

 Item 1.  Condensed Consolidated Financial Statements:

      (a) Unaudited Condensed Consolidated Statements of Operations for
          the Three- and Six-Month Periods Ended June 30, 2001 and 2000..     2

      (b) Condensed Consolidated Balance Sheets as of June 30, 2001
          (unaudited) and December 31, 2000..............................     3

      (c) Unaudited Consolidated Statement of Shareholders' Equity and
          Comprehensive Income for the Six-Month Period Ended June 30,
          2001...........................................................     4

      (d) Unaudited Condensed Consolidated Statements of Cash Flows for
          the Six-Month Periods Ended June 30, 2001 and 2000.............     5

      (e) Notes to Unaudited Condensed Consolidated Financial
          Statements.....................................................     6

      (f) Report of Independent Public Accountants.......................    14

          Management's Discussion and Analysis of Financial Condition and
 Item 2.  Results of Operations..........................................    15

 Item 3.  Quantitative and Qualitative Disclosure About Market Risk......    22

 Part II. Other Information..............................................    22

 Item 1.  Legal Proceedings..............................................    22

 Item 4.  Submission of Matters to a Vote of Security Holders............    22

 Item 6.  Exhibits and Reports on Form 8-K...............................    22

          Signatures.....................................................    23

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(a)
                           iGATE CAPITAL CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands, except per share data)
                                  (Unaudited)

                                          Three Months      Six Months Ended
                                         Ended June 30,         June 30,
                                        ------------------  ------------------
                                          2001      2000      2001      2000
                                        --------  --------  --------  --------
Revenues............................... $110,404  $118,894  $229,872  $228,985
Cost of revenues.......................   70,760    78,130   145,881   153,603
                                        --------  --------  --------  --------
  Gross profit.........................   39,644    40,764    83,991    75,382
Selling, general and administrative....   40,654    45,441    86,461    84,796
                                        --------  --------  --------  --------
  Loss from operations.................   (1,010)   (4,677)   (2,470)   (9,414)
Other income (expense), net............    1,160    (2,455)   (2,202)   (2,975)
Equity in losses of affiliated
 companies.............................   (1,046)   (3,298)   (5,328)   (4,958)
Minority interest......................     (163)      504      (634)      725
Gain on issuance of stock of
 subsidiary............................      --     26,853       --     26,853
Gain on sale of investments, net.......    6,071       --     17,277       --
                                        --------  --------  --------  --------
  Income before income taxes...........    5,012    16,927     6,643    10,231
Income tax provision...................    2,005     6,770     2,656     4,092
                                        --------  --------  --------  --------
  Income before cumulative effect of
   change in accounting principle......    3,007    10,157     3,987     6,139
Cumulative effect of change in
 accounting principle,
 net of tax of $592....................      --        --        887       --
                                        --------  --------  --------  --------
  Net income........................... $  3,007  $ 10,157  $  4,874  $  6,139
                                        ========  ========  ========  ========
Net income per common share, basic:
  Income before cumulative effect of
   change in accounting principle...... $   0.06  $   0.20  $   0.08  $   0.12
  Cumulative effect of change in
   accounting principle,
   net of tax..........................      --        --       0.02       --
                                        --------  --------  --------  --------
Net income per common share, basic..... $   0.06  $   0.20  $   0.10  $   0.12
                                        ========  ========  ========  ========
Net income per common share, diluted:
  Income before cumulative effect of
   change in accounting principle...... $   0.06  $   0.20  $   0.08  $   0.12
  Cumulative effect of change in
   accounting principle,
   net of tax..........................      --        --       0.02  $    --
                                        --------  --------  --------  --------
Net income per common share, diluted... $   0.06  $   0.20  $   0.10  $   0.12
                                        ========  ========  ========  ========

  The accompanying notes are an integral part of these Condensed Consolidated
                             Financial Statements.

(b)
                           iGATE CAPITAL CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                         June 30,   December 31,
                                                           2001         2000
                                                        ----------- ------------
                                                        (Unaudited)  (Audited*)
                        ASSETS
Current assets:
  Cash and cash equivalents............................  $ 23,160     $ 22,773
  Investments..........................................    11,779       17,660
  Restricted investments...............................    25,500       25,000
  Accounts receivable, net.............................    95,269      118,858
  Prepaid and other assets.............................    20,135       36,318
  Deferred income taxes................................     8,102        6,006
                                                         --------     --------
    Total current assets...............................   183,945      226,615
Investments in unconsolidated affiliates...............    33,796       61,120
Property and equipment, net............................    24,477       23,678
Intangible assets, net.................................    62,080       52,738
                                                         --------     --------
    Total assets.......................................  $304,298     $364,151
                                                         ========     ========
         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Revolving credit facility............................  $    --      $ 44,695
  Accounts payable.....................................    15,227       17,724
  Accrued payroll and related costs....................    27,868       29,646
  Other accrued liabilities............................    16,768       13,885
                                                         --------     --------
    Total current liabilities..........................    59,863      105,950
  Convertible promissory note..........................    20,000       20,000
  Other long-term liabilities..........................     2,939          659
  Deferred income taxes................................    13,344       20,021
  Minority interest....................................     7,425        6,934
                                                         --------     --------
    Total liabilities..................................   103,571      153,564
                                                         --------     --------
Shareholders' equity:
  Preferred Stock, without par value...................       --           --
  Common Stock, par value $0.01 per share..............       524          522
  Additional paid-in capital...........................   142,985      142,706
  Retained earnings....................................    78,373       73,499
  Deferred compensation................................      (255)         --
  Common Stock held in treasury, at cost...............   (14,095)     (14,095)
  Accumulated other comprehensive income (loss)........    (6,805)       7,955
                                                         --------     --------
    Total shareholders' equity.........................   200,727      210,587
                                                         --------     --------
    Total liabilities and shareholders' equity.........  $304,298     $364,151
                                                         ========     ========

--------
* Condensed from audited Consolidated Financial Statements.

  The accompanying notes are an integral part of these Condensed Consolidated
                             Financial Statements.

(c)

                           iGATE CAPITAL CORPORATION

    CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                         SIX MONTHS ENDED JUNE 30, 2001
                             (Dollars in thousands)
                                  (Unaudited)

                                                                                                           Total
                     Common Stock                                                         Accumulated  Shareholders'
                   ---------------- Series A  Additional                                     Other      Equity and
                               Par  Preferred  Paid-in   Retained   Deferred   Treasury  Comprehensive Comprehensive Comprehensive
                     Shares   Value  Shares    Capital   Earnings Compensation  Shares   Income (Loss) Income (Loss) Income (Loss)
                   ---------- ----- --------- ---------- -------- ------------ --------  ------------- ------------- -------------
Balance, December
 31, 2000........  52,107,455 $522       1     $142,706  $73,499     $   0     $(14,095)   $  7,955      $210,587
Restricted stock
 award...........     150,000    2     --           279      --       (281)         --          --            --
Amortization of
 deferred
 compensation....         --   --      --           --       --         26          --          --             26
Comprehensive
 income:
 Change in
  unrealized gain
  (loss) on
  investments....         --   --      --           --       --        --           --      (13,752)      (13,752)     $(13,752)
 Currency
  translation
  adjustment.....         --   --      --           --       --        --           --       (1,008)       (1,008)       (1,008)
 Net income......         --   --      --           --     4,874       --           --          --          4,874         4,874
                   ---------- ----     ---     --------  -------     -----     --------    --------      --------      --------
Balance, June 30,
 2001............  52,257,455 $524       1     $142,985  $78,373     $(255)    $(14,095)   $ (6,805)     $200,727      $ (9,886)
                   ========== ====     ===     ========  =======     =====     ========    ========      ========      ========


  The accompanying notes are an integral part of these Condensed Consolidated
                             Financial Statements.

(d)

                           iGATE CAPITAL CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)

                                                             Six Months Ended
                                                                 June 30,
                                                             ------------------
                                                               2001      2000
                                                             --------  --------
Cash Flows From Operating Activities:
Operations:
Net income.................................................  $  4,874  $  6,139
Adjustments to reconcile net income to cash provided by
 operations:
  Depreciation and amortization............................     6,290     5,402
  Gain on issuance of stock by subsidiary..................       --    (26,853)
  Gain on sale of investments, net.........................   (17,277)      --
  Loss on impairment of property and equipment.............     1,048       --
  Allowance for uncollectible accounts.....................       331       929
  Deferred income taxes, net...............................    (8,773)    6,610
  Equity in losses of affiliated companies.................     5,328     4,958
  Minority interest........................................       634      (725)
  Amortization of deferred compensation....................        26       --
  Deferred revenue.........................................       930      (422)
Working capital items:
  Accounts receivable and unbilled receivables.............    23,258   (17,721)
  Prepaid and other assets.................................    16,183   (16,813)
  Accounts payable.........................................    (2,497)    2,135
  Accrued and other current liabilities....................     1,107     2,565
                                                             --------  --------
    Net cash flows provided (used) by operating
     activities............................................    31,462   (33,796)
                                                             --------  --------
Cash Flows From Investing Activities:
Additions to property and equipment, net...................    (6,478)   (5,558)
Sales (purchases) of short-term investments, net...........     5,327    (4,855)
Acquisitions, net of cash acquired.........................       --     (8,133)
Contingent consideration...................................   (11,003)   (2,220)
Investments in unconsolidated affiliates...................       --    (38,631)
Proceeds from sale of investments in unconsolidated
 affiliates................................................    13,589       --
Other investments..........................................    11,693       --
                                                             --------  --------
    Net cash flows provided (used) by investing
     activities............................................    13,128   (59,397)
                                                             --------  --------
Cash Flows From Financing Activities:
Net borrowings (repayments) on credit facilities...........   (44,695)   57,503
Net proceeds from issuance of promissory note and warrant..     1,500       --
Net proceeds from exercise of stock options................       --      8,637
Proceeds from issuance of stock by subsidiary, net of
 offering costs............................................       --     30,979
                                                             --------  --------
    Net cash flows provided (used) by financing
     activities............................................   (43,195)   97,119
                                                             --------  --------
Effect of currency translation.............................    (1,008)     (377)
                                                             --------  --------
Net change in cash and cash equivalents....................       387     3,549
Cash and cash equivalents, beginning of period.............    22,773    23,596
                                                             --------  --------
Cash and cash equivalents, end of period...................  $ 23,160  $ 27,145
                                                             ========  ========

  The accompanying notes are an integral part of these Condensed Consolidated
                             Financial Statements.

(e) NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

   The Unaudited Condensed Consolidated Financial Statements included herein have been prepared by iGate Capital Corporation (the "Company") in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. The accompanying Unaudited Condensed Consolidated Financial Statements as of and for the three- and six-month periods ended June 30, 2001 should be read in conjunction with the Company's Consolidated Financial Statements (and notes thereto) included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2000, as amended (the "2000 Form 10-K"). Accordingly, the accompanying Unaudited Condensed Consolidated Financial Statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of the accompanying Unaudited Condensed Consolidated Financial Statements have been included, and all adjustments unless otherwise discussed in the Notes to the Unaudited Condensed Consolidated Financial Statements are of a normal and recurring nature. The information contained herein is not a comprehensive management overview and analysis of the financial condition and results of operations of the Company, but rather updates disclosures made in the 2000 Form 10-K. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three-and six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

   Certain reclassifications have been made to the Unaudited Condensed Consolidated Financial Statements as of December 31, 2000 and for the three- and six-month periods ended June 30, 2000 to conform with the current period presentation. The reclassifications include changes to consolidate an investment in which the Company had acquired a controlling interest, which had previously been accounted for under the equity method of accounting.

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

   The Company uses foreign exchange contracts to reduce its foreign exchange exposure on certain intercompany debt. In addition, the Company holds warrants to purchase common stock in a publicly-held company. The adoption of SFAS 133 resulted in the recording of $1.5 million of current assets, and a gain of $0.8 million, net of tax, from the cumulative effect of the change in accounting principle. At June 30, 2001, the Company had net derivative assets of $0.4 million. The change in the value of net derivative assets was $0.4 million income and a $1.1 million loss for the quarter and six-month periods, respectively, ended June 30, 2001, and was recorded as other income (expense) on the Consolidated Statement of Operations.

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

   There were no dividends declared for any of the three- or six-month periods ended June 30, 2001 and 2000.

   During the third quarter of 2000, the Company acquired a controlling interest in Symphoni Interactive, LLC ("Symphoni"). As a result of this step acquisition, the Company's operating results and financial position have been restated for the three- and six-month periods ended June 30, 2000 to consolidate Symphoni, with no change in net income for these periods. The Company's investment in Symphoni had previously been accounted for under the equity method of accounting.

   On February 28, 2001, the Company sold its approximate 50% interest in Planning Technologies, Inc. ("PTI") to Red Hat, Inc. ("Red Hat") in exchange for approximately 3.2 million shares of Red Hat's Common Stock. As part of the agreement, approximately 10% of the Red Hat shares are held in escrow. From January through February 28, 2001, the Company recorded its share of PTI's loss in accordance with equity accounting rules. Upon the closing of the sale, the Company accounted for its investment in Red Hat Common Stock in accordance with SFAS 115. The Company recorded a gain of approximately $16.7 million pursuant to the transaction. The Company's portion of the proceeds on the sale was calculated based upon Red Hat's closing price on February 23, 2001 of $6.4375. The gain recorded is included as part of "Gain on sale of investments, net" on the Condensed Consolidated Statement of Operations.

   In March 2001, the Company's subsidiary Highgate Ventures I, LP ("Highgate") recorded losses in its investments in Bluewater Information Convergence, Inc. ("Bluewater") and Xpede, Inc. ("Xpede"). Highgate owned 926,859 shares of Series A Convertible Preferred Stock of Bluewater with a cost of $3.0 million, and 800,000 shares of Series B Convertible Preferred Stock in Xpede with a cost of $2.0 million. In addition, Highgate held a $0.5 million, 10% Convertible Promissory Note from Bluewater that was due to mature on September 12, 2001. Highgate does not anticipate realizing any value from these investments, and, accordingly, has recorded losses totaling $5.5 million on the impairment of its investments in Bluewater and Xpede. Additional impairment losses totaling $0.1 million were recorded in the second quarter of 2001 to record a decline in market value of the Company's investment in eNDP, Inc. These impairments are included as part of "Gain on sale of investments, net" on the Condensed Consolidated Statement of Operations.

   On June 20, 2001, the Company sold its 50% ownership interest in iProcess, LLC ("iProcess") to GE India Ventures, Inc. for $4.3 million. The Company recognized a gain of $1.9 million pursuant to this transaction. The gain recorded is included as part of "Equity in losses of affiliated companies" on the Condensed Consolidated Statement of Operations.

   The Company recorded a $6.5 million gain on the sale of 300,000 shares of Speechworks Common Stock, and a $0.6 million loss of the sale of 295,000 shares of Red Hat Common Stock. The gain and loss, respectively, are included as part of "Gain on sale of investments, net" on the Condensed Consolidated Statement of Operations.

4. Earnings Per Share

   The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                 Three Months     Six Months
                                                Ended June 30,  Ended June 30,
                                                --------------- ---------------
                                                 2001    2000    2001    2000
                                                ------- ------- ------- -------
Basic earnings per share:
  Income before cumulative change in accounting
   principle................................... $ 3,007 $10,157 $ 3,987 $ 6,139
  Cumulative effect of change in accounting
   principle...................................     --      --      887     --
                                                ------- ------- ------- -------
  Net income ..................................   3,007  10,157   4,874   6,139
                                                ------- ------- ------- -------
Divided by:
  Weighted average common shares...............  51,407  50,370  51,332  50,160
                                                ------- ------- ------- -------
Basic earnings per share....................... $  0.06 $  0.20 $  0.10 $  0.12
                                                ======= ======= ======= =======
Diluted earnings per share:
  Income before cumulative change in accounting
   principle................................... $ 3,007 $10,157 $ 3,987 $ 6,139
  Cumulative effect of change in accounting
   principle...................................     --      --      887     --
                                                ------- ------- ------- -------
  Net income ..................................   3,007  10,157   4,874   6,139
                                                ------- ------- ------- -------
Divided by the sum of:
  Weighted average common shares...............  51,407  50,370  51,332  50,160
  Dilutive effect of common stock equivalents..       1     820       1   1,200
                                                ------- ------- ------- -------
  Diluted average common shares................  51,408  51,190  51,333  51,360
                                                ------- ------- ------- -------
Diluted earnings per share..................... $  0.06 $  0.20 $  0.10 $  0.12
                                                ======= ======= ======= =======

--------

   Earnings per share ("EPS") for all periods presented were computed in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." 1,387,000 Shares reserved for issuance upon conversion of a convertible promissory note were excluded from the computation of diluted EPS because their effect would be antidilutive. Options to purchase 3,153,000 were excluded from the calculation of diluted EPS for the three- and six-month periods ended June 30, 2001 because their exercise prices were above the average market prices for the applicable periods.

5. Segment Information

   In accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," management has reevaluated the way the Company is to be managed, beginning in the third quarter of 2000. As a result, the existing operating units of the Company were recast into seven reportable operating segments, which have been defined by management based primarily on the scope of services offered by each segment. Accordingly, the segment information for the three- and six-month periods ended June 30, 2000 has been restated for comparative purposes.

   The Company's seven reporting segments are as follows:

 Emplifi

   The Emplifi segment consists of Emplifi, Inc., a wholly-owned subsidiary of the Company. Emplifi provides custom application development and design services and package implementation and application support. Emplifi's capabilities include client-directed software design and customization; web-focused strategic consulting; domain expertise in a variety of industries; and enterprise application integration services. Most of Emplifi's client engagements involve the development of customized software solutions.

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

   Emplifi serves large and medium-sized client organizations in a wide variety of industries. During the three- and six-month periods ended June 30, 2001, Emplifi did not have a client that accounted for more than 10% of revenues.

   Emplifi is headquartered in Pittsburgh, Pennsylvania, and maintains offices in San Francisco, California; Dallas, Texas; and Raleigh, North Carolina. Emplifi has approximately 1,000 employees.

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

   Mascot serves large and medium-sized client organizations in a wide variety of industries. Mascot is a Global Preferred Partner of General Electric Company. Sales to General Electric Company accounted for approximately 48% and 51% of Mascot's revenues for the three- and six-month periods ended June 30, 2001, respectively. Sales to Agilent Technologies accounted for approximately 10% of Mascot's revenues for the six-month period ended June 30, 2001.

   Mascot is headquartered in Bangalore, India and has offices in the Indian cities of Chennai, Pune, and Mumbai. Mascot's U.S. headquarters is in Pittsburgh, Pennsylvania. Mascot also has offices in Singapore, the Netherlands, England, Japan, Sweden and Canada. Mascot has approximately 1,800 employees worldwide.

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

   eJiva markets its services to information technology directors and chief information officers within prospective client companies. eJiva typically enters into an initial client contract with an average duration of approximately nine to ten months. eJiva's fixed price contracts generally provide for payment based upon deliverables and project milestones reached. Some of eJiva's contracts provide for payment on a time-and-materials basis, based on the number of consultant hours worked on the project. Clients typically have the right to cancel contracts with minimal notice.

   eJiva serves large and medium-sized client organizations in a wide variety of industries. Revenues from General Electric Company accounted for approximately 22% of eJiva's revenues for both the three- and six-month periods ended June 30, 2001.

   eJiva is headquartered in Pittsburgh, Pennsylvania, and maintains offices in Atlanta, Georgia; Cincinnati, Ohio; Columbus, Ohio; Pleasanton, California; and Washington, D.C. eJiva has approximately 400 employees.

 Emerging eServices

   The Emerging eServices segment consists of RedBrigade Ltd. and its European subsidiaries ("RedBrigade"), itiliti, Inc. ("itiliti"), Innovative Resource Group, Inc. ("IRG"), Symphoni, MobileHelix, Inc. ("MobileHelix"), and Jobcurry Systems, Private Ltd. ("jobcurry"). RedBrigade, MobileHelix, and jobcurry are wholly-owned subsidiaries of the Company. itiliti, IRG, and Symphoni are majority-owned subsidiaries of the Company. The companies within the Emerging eServices segment are younger, less mature entities that are individually involved in separate niches in the eServices market. RedBrigade provides web integration services in the European market. MobileHelix is in the process of developing wireless applications for the financial services market. itiliti develops and markets software for the management of outside vendors. IRG is developing business intelligence software, and also provides services in the data warehousing/business intelligence market sector. Symphoni provides application development services to the financial services industry. jobcurry provides recruiting and placement services for iGate and outside customers.

   The Emerging eServices companies market their services to chief financial officers, and chief technology officers within prospective client companies. The companies' fixed price contracts generally provide for payment based upon deliverables and the achievement of project milestones. A portion of the contracts provide for payment on a time-and-materials basis, based on the number of consultant hours worked on the project. Clients typically have the right to cancel contracts with minimal notice. jobcurry's contracts generally provide for the payment of a fee upon the placement of a candidate.

   Sales to Philip Morris accounted for 11% of the revenues of the Emerging eServices segment for both the three- and six-month periods ended June 30, 2001. Sales to Bank of America accounted for 10% of the revenues of the Emerging eServices segment for the six-month period ended June 30, 2001.

   RedBrigade is headquartered in Bracknell, England, and has offices in Ireland, Scotland, and South Africa. itiliti is headquartered in Minneapolis, Minnesota. IRG is headquartered in Pittsburgh, Pennsylvania. Symphoni is headquartered in San Francisco, California and has offices in Pittsburgh, Pennsylvania; New York, New York; and Charlotte, North Carolina. MobileHelix is headquartered in Chantilly, Virginia. jobcurry.com is headquartered in Pune, India. The companies in the Emerging eServices segment collectively have more than 650 employees.

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

   Companies in the Value Services segment market their services to project managers and IT directors within prospective client companies and respond to requests for proposals for preferred vendor status to win long-term engagement relationships. The Value Services companies typically enter into an initial client contract with a relatively short duration. This contract is often extended, and the average duration of a client project is approximately six months. All Value Services' contracts provide for payment on a time-and-materials basis, based on the number of consultant hours worked on the project. Clients typically have the right to cancel contracts with minimal notice. Intelligent Finance accounted for approximately 12% of the Value Services segments' revenues for both the three- and six-month periods ended June 30, 2001.

   CMI is headquartered in San Francisco, California. GFS is headquartered in San Francisco, California and has offices in New York, New York. Direct Resources is headquartered in Scotland. The companies in the Value Services segment collectively have more than 300 employees.

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

   The companies in the Staffing Services segment serve large and medium-sized client organizations in a wide variety of industries. During the second quarter of 2001, sales to International Business Machines Corporation and Electronic Data Systems Corporation accounted for 17% and 14%, respectively, of the Staffing Services segment's revenues. For the six-month period ended June 30, 2001, sales to International Business Machines Corporation and Electronic Data Systems Corporation accounted for 16% and 13%, respectively, of the Staffing Services segment's revenues.

   MAS is headquartered in Pittsburgh, Pennsylvania. Quantum is headquartered in Mississauga, Canada. MAP is headquartered in Canberra, Australia, and has offices in Melbourne, Sydney, and Brisbane, Australia. The companies in the Staffing Services segment collectively have more than 1,000 employees.

 iGate Corporate

   The iGate Corporate segment is a non-revenue-producing segment that captures corporate costs, joint ventures, other strategic investment activity, and other unallocated charges. The iGate Corporate segment has approximately 70 employees.

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

   Sales to General Electric Company accounted for 14% of the consolidated revenues of the Company for both the three- and six-month periods ended June 30, 2001.

   The following tables present selected financial information for the Company's reporting segments for the three-and six-month periods ended June 30, 2001 and 2000:

                                Three Months Ended June 30, 2001 (Dollars in thousands)
                         ------------------------------------------------------------------------
                                                  Emerging   Value   Staffing   iGate
                         Emplifi Mascot   eJiva   eServices Services Services Corporate   Total
                         ------- ------- -------  --------- -------- -------- ---------  --------
Revenues................ $28,273 $23,554 $14,888   $15,648  $11,470  $16,571  $    --    $110,404
Direct costs............  17,974  14,515   8,040     8,744    8,665   12,822       --      70,760
                         ------- ------- -------   -------  -------  -------  --------   --------
Gross margin............  10,299   9,039   6,848     6,904    2,805    3,749       --      39,644
Operating expenses......   6,082   6,497   7,296     9,810    2,080    3,656     5,233     40,654
                         ------- ------- -------   -------  -------  -------  --------   --------
Operating margin........ $ 4,217 $ 2,542 $  (448)  $(2,906) $   725  $    93    (5,233)    (1,010)
                         ======= ======= =======   =======  =======  =======
Other income (expense),
 net....................                                                         1,160      1,160
Equity in losses of
 affiliated companies...                                                        (1,046)    (1,046)
Minority interest.......                                                          (163)      (163)
Gain on sale of
 investments, net.......                                                         6,071      6,071
                                                                              --------   --------
Income before income
 taxes..................                                                      $    789   $  5,012
                                                                              ========   ========

                                Three Months Ended June 30, 2000 (Dollars in thousands)
                         ------------------------------------------------------------------------
                                                  Emerging   Value   Staffing   iGate
                         Emplifi Mascot   eJiva   eServices Services Services Corporate   Total
                         ------- ------- -------  --------- -------- -------- ---------  --------
Revenues................ $27,750 $17,830 $19,645   $14,269  $17,610  $21,790  $    --    $118,894
Direct costs............  17,650  10,540   9,929     8,896   14,021   17,094       --      78,130
                         ------- ------- -------   -------  -------  -------  --------   --------
Gross margin............  10,100   7,290   9,716     5,373    3,589    4,696       --      40,764
Operating expenses......   5,348   5,231  11,199     9,702    3,018    4,655     6,288     45,441
                         ------- ------- -------   -------  -------  -------  --------   --------
Operating margin........ $ 4,752 $ 2,059 $(1,483)  $(4,329) $   571  $    41    (6,288)    (4,677)
                         ======= ======= =======   =======  =======  =======
Other income (expense),
 net....................                                                        (2,455)    (2,455)
Equity in losses of
 affiliated companies...                                                        (3,298)    (3,298)
Minority interest.......                                                           504        504
Gain on issuance of
 stock of subsidiary....                                                        26,853     26,853
                                                                              --------   --------
Income before income
 taxes..................                                                      $ 15,316   $ 16,927
                                                                              ========   ========

                                 Six Months Ended June 30, 2001 (Dollars in thousands)
                         ------------------------------------------------------------------------
                                                  Emerging   Value   Staffing   iGate
                         Emplifi Mascot   eJiva   eServices Services Services Corporate   Total
                         ------- ------- -------  --------- -------- -------- ---------  --------
Revenues................ $58,180 $45,353 $35,042   $31,829  $24,389  $35,079  $    --    $229,872
Direct costs............  37,378  27,333  18,274    17,650   18,225   27,021       --     145,881
                         ------- ------- -------   -------  -------  -------  --------   --------
Gross margin............  20,802  18,020  16,768    14,179    6,164    8,058       --      83,991
Operating expenses......  11,572  12,756  17,623    19,864    4,418    7,350    12,879     86,461
                         ------- ------- -------   -------  -------  -------  --------   --------
Operating margin........ $ 9,230 $ 5,264 $  (855)  $(5,684) $ 1,746  $   708   (12,879)    (2,470)
                         ======= ======= =======   =======  =======  =======
Other income (expense),
 net....................                                                        (2,202)    (2,202)
Equity in losses of
 affiliated companies...                                                        (5,328)    (5,328)
Minority interest.......                                                          (634)      (634)
Gain on sale of
 investments, net.......                                                        17,277     17,277
                                                                              --------   --------
Income (loss) before
 income taxes...........                                                      $ (3,766)  $  6,643
                                                                              ========   ========

                                 Six Months Ended June 30, 2000 (Dollars in thousands)
                         -------------------------------------------------------------------------
                                                  Emerging   Value   Staffing    iGate
                         Emplifi Mascot   eJiva   eServices Services Services  Corporate   Total
                         ------- ------- -------  --------- -------- --------  ---------  --------
Revenues................ $54,543 $30,992 $37,031   $26,456  $37,414  $42,549   $    --    $228,985
Direct costs............  35,434  18,573  19,817    16,754   29,082   33,943        --     153,603
                         ------- ------- -------   -------  -------  -------   --------   --------
Gross margin............  19,109  12,419  17,214     9,702    8,332    8,606        --      75,382
Operating expenses......  10,676   9,315  19,395    15,867    6,247   11,455     11,841     84,796
                         ------- ------- -------   -------  -------  -------   --------   --------
Operating margin........ $ 8,433 $ 3,104 $(2,181)  $(6,165) $ 2,085  $(2,849)   (11,841)    (9,414)
                         ======= ======= =======   =======  =======  =======
Other income (expense),
 net....................                                                         (2,975)    (2,975)
Equity in losses of
 affiliated companies...                                                         (4,958)    (4,958)
Minority interest.......                                                            725        725
Gain on issuance of
 stock of subsidiary....                                                         26,853     26,853
                                                                               --------   --------
Income (loss) before
 income taxes...........                                                       $  7,804   $ 10,231
                                                                               ========   ========

   Assets by segment were as follows at June 30, 2001 (dollars in thousands):

Emplifi................................................................ $ 22,702
Mascot.................................................................   53,222
eJiva..................................................................   22,799
Emerging eServices.....................................................   27,026
Value Services.........................................................   10,044
Staffing Services......................................................   26,826
iGate Corporate........................................................  141,679
                                                                        --------
Total assets........................................................... $304,298
                                                                        ========

   Revenues and assets by geographic area consisted of the following:

                                               Three Months    Six Months Ended
                                              Ended June 30,       June 30,
                                             ----------------- -----------------
                                               2001     2000     2001     2000
                                             -------- -------- -------- --------
                                                (Dollars in       (Dollars in
                                                thousands)        thousands)
Revenues:
United States............................... $ 76,833 $ 85,073 $163,634 $167,982
Canada......................................    5,847    6,456   11,992   12,527
Europe and Africa...........................    8,690   10,879   16,836   18,525
Pacific Rim.................................   19,034   16,486   37,410   29,951
                                             -------- -------- -------- --------
  Total revenues............................ $110,404 $118,894 $229,872 $228,985
                                             ======== ======== ======== ========

                                                           June 30, December 31,
                                                             2001       2000
                                                           -------- ------------
                                                                (Dollars in
                                                                thousands)
Assets:
United States............................................. $231,232   $274,671
Canada....................................................    8,463      8,345
Europe and Africa.........................................   10,120     26,260
Pacific Rim...............................................   54,483     54,875
                                                           --------   --------
  Total assets............................................ $304,298   $364,151
                                                           ========   ========

6. Impairment of Property and Equipment

   During the quarter ended June 30, 2001, the Company recorded a charge of $1.0 million to write off certain computer software that had become obsolete. The entire unamortized balance of the software was written off. The charge was included in the Company's Consolidated Statement of Operations as part of selling, general, and administrative expenses. The charge included $0.9 million in the Emplifi segment, and $0.1 million in the Staffing Services segment.

7. Recently-Issued Accounting Pronouncements

   In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which amend Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations" and supercede APB Opinion No. 17, "Intangible Assets". SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. SFAS 142 changes the accounting for intangible assets. The Company will adopt SFAS 141 for all business combinations initiated after June 30, 2001, and will adopt SFAS 142 on January 1, 2002. Early adoption is not permitted for SFAS 142. Beginning January 1, 2002, the Company will no longer amortize goodwill. The Company will evaluate goodwill resulting from prior acquisitions for impairment at least annually. The Company is currently reviewing the statements to determine their financial statement impact. Goodwill amortization totaled $2.5 million and $4.9 million for the three- and six-month periods, respectively, ended June 30, 2001.

(f) REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of iGate Capital Corporation:

   We have reviewed the accompanying condensed consolidated balance sheet of iGate Capital Corporation (a Pennsylvania Corporation) and its subsidiaries as of June 30, 2001, the related condensed consolidated statements of operations for each of the three-month and six-month periods ended June 30, 2001 and 2000, shareholders' equity and comprehensive income for the six-month period ended June 30, 2001, and cash flows for the six-month periods ended June 30, 2001 and 2000. These condensed consolidated financial statements are the responsibility of the Company's management.

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

                                          /s/ Arthur Andersen LLP
Pittsburgh, Pennsylvania,
August 7, 2001

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

   Some of the statements in this Form 10-Q that are not historical facts are forward-looking statements. These forward-looking statements include our financial, growth, and liquidity projections, as well as statements concerning our plans, strategies, intentions and beliefs concerning our business, cash flows, costs, and the markets in which we operate. These statements are based on information currently available to us, and we assume no obligation to update these statements as circumstances change. There are risks and uncertainties that could cause actual events to differ materially from these forward-looking statements. These risks include, but are not limited to, the level of market demand for our services, the highly-competitive market for the types of services that we offer, market conditions that could cause our customers to reduce their spending for our services or cause prospective customers to decide not to engage third-party providers of IT services, our ability to create, acquire, and build new businesses and to grow our existing businesses, our ability to attract and retain qualified personnel, currency fluctuations and market conditions in India and elsewhere around the world, and our ability to reduce costs and conserve cash in an uncertain economic environment. While we cannot predict all of these risks and uncertainties, we refer you to the important risk factors that could cause actual results to differ materially from our current beliefs and expectations which are discussed under the heading "Risk Factors" in Part I of the 2000 Form 10-K.

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

   Mascot: The Mascot segment ("Mascot") consists of Mascot Systems, Ltd. ("Mascot Systems") and its subsidiaries. Mascot Systems is our majority-owned Indian subsidiary. Mascot provides custom and package application development, application maintenance outsourcing, business intelligence services, and application reengineering. Mascot utilizes an Offshore Development Center ("ODC") model, which offers clients certain advantages compared to domestic development, including significant cost savings and faster delivery. Mascot provides many of its services through its ODCs in Bangalore, Pune, and Chennai, India.

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

   In February 2000, we formed Highgate Ventures I, LP ("Highgate" or the "Fund," formerly, iGate Ventures I, LP), a venture capital fund, which invested in eServices companies. We invested approximately $20 million in Highgate, including operating expenses of the Fund. In February 2001, we ceased funding future investments in Highgate in order to focus on our portfolio of operating subsidiaries. In July 2001, we ceased operations of Highgate.

   Highgate accounts for its investments in Versata, Inc. and Speechworks, Inc. ("Speechworks") as available-for-sale securities under appropriate accounting guidelines. The investments are marked to market on a monthly basis. Highgate recognizes its proportionate share of income or loss in its investment in VCampus, Inc. under the equity method of accounting. Highgate accounts for its investments in Brainbench, Inc., Escend Technologies, Inc., and OrderCare Corporation at the lower of cost or market value. In March 2001, Highgate recorded losses of $5.5 million due to impaired investments in Bluewater Information Convergence, Inc. ("Bluewater") and Xpede, Inc. ("Xpede"). In June 2001, Highgate recorded losses of $0.1 million due to impaired investments in eNDP, Inc.

   In February 2001, Highgate entered into a forward contract for the sale of 300,000 shares of Speechworks Common Stock at $31.13 per share. On April 23, 2001, we received approximately $8.8 million, net of broker's fees and other costs. After the closing of the sale, we retained ownership of approximately 115,000 shares of Speechworks Common Stock.

   We hold a 22% equity ownership in Air2Web, Inc. ("Air2Web"), a provider of wireless application services. This investment is accounted for under the equity method of accounting, and our proportionate share of Air2Web's net losses and amortization of our net excess investment over our net equity in Air2Web's net assets is included in "Equity in losses of affiliated companies" section of the Consolidated Statement of Operations.

   On February 28, 2001, we sold our approximate 50% interest in Planning Technologies, Inc. ("PTI") to Red Hat, Inc. ("Red Hat") in exchange for approximately 3.2 million shares of Red Hat's Common Stock. Pursuant to the agreement, approximately 10% of the shares of Red Hat Common Stock are held in escrow, a portion of which are to be released on February 28, 2002. The remaining portion of the escrowed shares will remain in escrow until the settlement of one tax claim. From January through February 23, 2001, we recorded our share of PTI's loss in accordance with equity accounting rules. Upon the closing of the sale, we account for our investment in Red Hat Common Stock in accordance with SFAS 115. We recorded a gain on the sale of PTI of approximately $16.7 million. Our proceeds on the sale were calculated based upon Red Hat's closing price on February 28, 2001 of $6.4375.

   In June 2001, we sold 295,000 shares of Red Hat Common Stock for an aggregate of $1.3 million, net of fees. We recorded losses totaling $0.6 million pursuant to the transactions.

   On June 20, 2001, we sold our 50% interest in iProcess to GE India Ventures, Inc. for $4.3 million in cash. We recorded a gain of $1.9 million pursuant to the transaction.

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

   The following discussion compares the quarters ended June 30, 2001 and June 30, 2000. References to the second quarter of 2001 and to the second quarter of 2000 refer to the three-month periods ended June 30, 2001 and 2000, respectively.

   Total revenue for the second quarter of 2001 was $110.4 million, compared to $118.9 million for the second quarter of 2000, a decrease of $8.5 million, or 7%. Revenues for Emplifi increased by 2% due to an increase in demand for Emplifi's domestic IT services. Revenues for eJiva decreased by 24% due to delays in several project continuations, as well as delays in new project start dates, as well as a decline in overall demand for eJiva's domestic IT services. Mascot's revenues increased by 32%, due to increased demand for Mascot's offshore software development services, Mascot's purchase of certain Emplifi contracts, and the reorganization of Mascot brought about by its June 2000 initial public offering. Revenues for the Emerging eServices segment increased by 10% due to the acquisition of a partial interest in Symphoni during the second quarter of 2000, as well as increased sales at RedBrigade, IRG, and itiliti. In addition, the Company had revenues in the second quarter of 2001 from jobcurry, which was formed in the third quarter of 2000. Revenues from the Value Services segment decreased by 35%, due primarily to a decline in demand for the IT services of CMI, Direct Resources, and GFS. Additionally, the Company's Asian branch offices were assigned to Mascot in the 2000 restructuring. Revenues from the Staffing Services segment decreased by 24% due to an overall decline in demand for staffing services.

   Our cost of revenues was $70.8 million for the second quarter of 2001, compared to $78.1 million for the second quarter of 2000, a decrease of $7.3 million, or 9%. Gross margin percentage increased to 36% in the second quarter of 2001 from 34% in the second quarter of 2000. We decreased our use of non-employee consultants for the comparative quarters. In addition, our billing rate increase from quarter to quarter offset consultants' salary expense.

   Selling, general, and administrative ("SG&A") expenses include all costs that are not directly associated with our revenue-generating consultants. SG&A expenses include salaries, rent, recruiting costs, depreciation and amortization, legal and accounting fees, communications and facilities costs. Our SG&A expenses were $40.7 million for the second quarter of 2001, or 37% of revenues, compared to $45.4 million, or 38% of revenues, for the second quarter of 2000, a decrease of $4.7 million or 10%. Human resources and employee costs decreased as a result of headcount reductions in 2001. Corporate costs decreased due to the absence in 2001 of costs related to the 2000 restructuring. Our facilities costs remained stable from period to period. Our SG&A expenses in the second quarter of 2001 included a charge of $1.0 million to record the obsolescence of certain computer software. We continuously monitor our SG&A expenses to ensure that we control costs in periods of declining revenue, while maintaining the infrastructure in each segment to sustain our growth in future periods. We believe that we have the management structure in each segment necessary to sustain our growth in future periods.

   Other income, net of other expenses, totaled $1.3 million in the second quarter of 2001, compared to $2.5 million net expense in the second quarter of 2000. In the second quarter of 2001, interest expense decreased due to the reduction of the line of credit. In addition, we had a net foreign currency exchange rate gain in the second quarter of 2001, compared to a net foreign currency loss in the second quarter of 2000. Interest income remained stable from period to period.

   Equity in losses of affiliated companies consists of our share of the net income or loss of our joint ventures, iProcess and PTI, and of our equity investments, such as Air2Web and VCampus. We sold our share of iProcess on June 20, 2001, and, accordingly, have recognized our share of iProcess' net income through June 20, 2001. Equity in losses of affiliated companies for the second quarter of 2001 totaled $1.2 million, compared to $3.3 million for the second quarter of 2000, a decrease of $2.1 million, or 64%. In the second quarter of 2001, we had no equity losses for PTI, which was sold in the first quarter of 2001. In addition, iProcess generated net income in the second quarter of 2001, compared to a net loss in the second quarter of 2000. We recognized a gain of $1.9 million related to the sale of iProcess. We no longer own any 50%-owned joint ventures. We still expect to incur losses in Air2Web and VCampus for the foreseeable future. We expect this income statement line item and income classification to continue to be significant, and at times volatile, as we continue to invest in eServices companies.

   Minority interest reflects the share of the net income or loss of our majority-owned operating subsidiaries attributable to the minority owners. Minority interest amounted to expense of $0.2 million for the second quarter of 2001, compared to income of $0.5 million for the second quarter of 2000. The minority interest expense in 2001 consisted of the minority share of the net income of Mascot and IRG, net of the minority share of the net loss of Symphoni and itiliti. In 2000, the minority share of the net losses of Symphoni and itiliti exceeded the minority share of the net income of IRG and Mascot, resulting in a favorable effect on net income of the Company.

   We recognized a pretax gain of $26.9 million in the second quarter of 2000 in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin Release No. 51 "Accounting for Sales of Stock by a Subsidiary" on the initial public offering of Mascot Ltd., our Indian subsidiary. We had no such activity in the second quarter of 2001.

   The net gain on sale of investments in the second quarter of 2001 consisted mainly of a $6.5 million gain on the sale of 300,000 shares of the Common Stock of Speechworks, and a $0.6 million loss on the sale of 295,000 shares of the Common Stock of Red Hat, Inc. In addition, our valuation of Speechworks warrants in accordance with FASB 133, also contributed to the overall net gain.

   Our income tax provision was $2.0 million at an effective rate of 40% for the second quarter of 2001, compared to $6.8 million at an effective rate of 40% for the second quarter of 2000. Components of our effective rate for the second quarter of 2001 include non-deductible goodwill and equity losses, offset by a tax holiday in India related to our Mascot subsidiary.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

   The following discussion compares the six months ended June 30, 2001 with the six months ended June 30, 2000.

   Total revenue for the six months ended June 30, 2001 was $229.9 million, compared to $229.0 million for the six months ended June 30, 2000, an increase of $0.9 million, or 0.3%. Revenues for Emplifi increased by 7% due primarily to an increase in demand for the company's domestic IT services, which was partially offset by the loss of revenue due to the sale of certain contracts to Mascot. Mascot's revenues increased by 46% due to strong demand for Mascot's offshore software development services, Mascot's purchase of certain Emplifi contracts, and the reorganization of Mascot brought about by its June 2000 initial public offering. Revenues for the Emerging eServices segment increased by 20% due to the acquisitions of IRG and itiliti during the first quarter of 2000, as well as our majority ownership of Symphoni. In addition, the Company had revenues in the first six months of 2001 from the newly-formed entities jobcurry and MobileHelix, and benefited from an increase in demand for RedBrigade's IT services. Revenues from the Value Services segment decreased by 35%, due primarily from the elimination of revenues from ENS, Inc. and the Company's Asian branch offices, which were assigned to Mascot in the 2000 restructuring. In addition, revenues from CMI decreased due to a reduction in demand for CMI's services. Revenues from the Staffing Services segment decreased by 18% due to an overall decline in demand for staffing services.

   Our cost of revenues was $145.9 million for the first six months of 2001, compared to $153.6 million for the first six months of 2000, a decrease of $7.7 million, or 5%. Gross margin increased to 37% for the first six months of 2001 from 33% for the first six months of 2000. We decreased our use of non-employee consultants for the comparative periods. In addition, our billing rate increases from period to period offset consultants' salary expense.

   Selling, general, and administrative ("SG&A") expenses include all costs that are not directly associated with our revenue-generating consultants. SG&A expenses include salaries, rent, recruiting costs, depreciation and amortization, legal and accounting fees, communications and facilities costs. Our SG&A expenses were $86.5 million for the first six months of 2001, or 38% of revenues, compared to $84.8 million, or 37% of revenues, for the first six months of fiscal 2000, an increase of $1.7 million or 2%. Human resources and employee costs decreased as a result of headcount reductions in 2001. Corporate costs decreased due to the absence in 2001 of costs related to the 2000 restructuring. Our facilities costs remained stable from period to period. We continuously monitor our SG&A expenses to ensure that we control costs in periods of declining revenue, while maintaining the infrastructure in each segment to sustain our growth in future periods. We believe that we have the management structure in each segment necessary to sustain our growth in future periods.

   Other expense, net of other income, totaled $2.2 million in the first six months of 2001, compared to $3.0 million in the first six months of 2000. During the six months ended June 30, 2001, net other expense decreased mainly due to a decrease in interest expense resulting from the repayment of the line of credit and a decrease in the currency exchange loss. Interest income remained stable from period to period.

   Equity in losses of affiliated companies consists of our share of the net income or loss of our joint venture, iProcess and PTI, and of our equity investments, such as Air2Web and VCampus. We sold our share of PTI on February 23, 2001, and, accordingly, have recognized our share of PTI's losses for January and February only. We sold our share of iProcess on June 20, 2001, and, accordingly, have recognized our share of iProcess' income through June 20, 2001. Equity in losses of affiliated companies for the first six months of 2001 totaled $7.0 million, compared to $5.0 million for the first six months of fiscal 2000, an increase of $2.0 million, or 40%. We acquired our interests in PTI and Air2Web during March 2000, and therefore had only three full months of losses for those entities during the six months ended June 30, 2000. In addition, iProcess generated a net income in 2001 through the date of sale, versus a net loss in 2000. The majority of our joint ventures and equity investments involve entities in the early stages of development. We expect to incur losses in these companies until they are able to move beyond their respective start-up phases. We expect this income statement line item and income classification to continue to be significant, and at times volatile, as we continue to hold our investments in eServices companies.

   Minority interest reflects the share of the net income or loss of our majority-owned operating subsidiaries attributable to the minority owners. Minority interest amounted to expense of $0.6 million for the first six months of 2001, compared to income of $0.7 million for the first six months of 2000. The minority interest expense in 2001 consisted of the minority share of the net income of Mascot and IRG, net of the minority share of the net loss of Symphoni and itiliti. In 2000, the minority share of the net losses of Symphoni and itiliti exceeded the minority share of the net income of IRG and Mascot, resulting in a favorable effect on the net income of the Company.

   We recognized a pretax gain of $26.9 million in 2000 in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin Release No. 51 "Accounting for Sales of Stock by a Subsidiary" on the initial public offering of Mascot Ltd., our Indian subsidiary. We had no such activity in 2001.

   The gain on sale of investments in 2001 consisted mainly of a $16.7 million gain on the sale of our investment in Planning Technologies, Inc., a $6.5 million gain on the sale of 300,000 shares of the Common Stock of Speechworks International, Inc., the favorable impact of the valuating over Speechworks warrants, offset by a $0.6 million loss on the sale of 295,000 shares of the Common Stock of Red Hat, Inc.

   The loss on impairment of investments in 2001 consisted of losses totaling approximately $5.6 million to account for declines in the market values of Highgate's investments in Bluewater, Xpede, and eNDP, Inc. We had no impairment losses in 2000.

   Our income tax provision was $2.7 million at an effective rate of 40% for 2001, compared to $4.1 million at an effective rate of 40% for 2000. Components of our effective rate for 2001 include non-deductible goodwill and equity losses, offset by a tax holiday in India related to our Mascot subsidiary.

   During 2001, we had a gain on the cumulative effect of a change in accounting principle of $0.9 million, net of tax. The net gain resulted from our implementation of SFAS 133 on January 1, 2001. SFAS 133 establishes accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or a liability measured at their fair value. SFAS 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. The net gain resulted from recording the net value of our derivative investments in Speechworks common stock warrants and foreign currency forward exchange contracts.

Liquidity and Capital Resources

   Our working capital position increased by $3.4 million from December 31, 2000 to June 30, 2001. During the first six months of 2001, we used a combination of cash generated from operations and from sales of investments, proceeds from paydowns of intercompany loans, and a refund related to our filed 2000 federal income tax return to repay the outstanding balance on our $50 million Secured Credit Facility (as amended, the "Credit Facility") with PNC Bank, N.A. ("PNC"), and to fund certain operating subsidiaries in their start-up phases. Our accounts receivable decreased $23.5 million during the first six months of 2001, from $118.8 million at December 31, 2000 to $95.3 million at June 30, 2001, and our days sales outstanding ("DSO") decreased from 88 days at December 31, 2000 to 78 days at June 30, 2001. The decrease in DSO is primarily attributable to our collection efforts following customer confusion related to our reorganizations in 2000 and to our heightened collection efforts in 2001.

   At June 30, 2001, we had cash and short-term investments of $23.1 million and $37.3 million, respectively, compared to cash and short-term investments of $22.8 million and $42.7 million, respectively, at December 31, 2000. Our short-term investments consist primarily of short-term commercial paper, money market funds, and other short-term investments that provide us liquidity. Our ability to access cash quickly is still an important factor in our business model. Our investments at June 30, 2001 and December 31, 2000 included $25.0 million that was pledged to PNC in connection with our Credit Facility. The provisions of the Credit Facility require us to maintain at least $30 million in cash and investments at PNC, including the $25 million that we pledged. During the first six months of 2001, we repaid the $44.7 million balance of the Credit Facility using cash generated from operations and proceeds from the sales of our investments in Speechworks stock, and our investments in PTI and iProcess. We currently have $50 million available to us under the Credit Facility, subject to compliance with borrowing base requirements and certain financial covenants.

   At June 30, 2001, we had $20 million outstanding on a Convertible Promissory Note (as amended, the "GE Note") to GE Capital Equity Investments, Inc. ("GE Capital"). The entire principal amount of the GE Note will mature on July 22, 2004. Interest payments are payable semi-annually on January 31 and July 31. The GE Note is convertible at any time after July 22, 2002 through its maturity at the option of the holder, into shares of our Common Stock, subject to provisions related to revenue targets for services provided to GE Capital and certain of its affiliates. At June 30, 2001, the conversion price was above the fair market value of our Common Stock.

   Going forward, we may be obligated to pay cash earnouts related to certain prior acquisitions. These earnout arrangements were agreed upon at the time we acquired our interests in these entities and will be paid if these companies meet certain performance benchmarks. If all performance benchmarks are met, we will pay cash earnouts of approximately $7 million over the twelve-month period ending June 30, 2002.

   Consistent with our plans to take advantage of early-stage opportunities in emerging eServices markets, we recognize the need to have cash readily available for strategic investments, acquisitions, and incubations. We believe that our operating expense needs for all of our existing operations and investments for the twelve months ending June 30, 2002 can be met through a combination of operating cash flow, proceeds from the sale of some of our publicly-traded Venture Fund investments, available cash balances and unused borrowings under the Credit Facility. Our ability to incubate new companies will be entirely dependent on the amount of excess cash generated from our operating companies.We cannot provide assurances that we will generate sufficient excess cash to acquire and incubate new companies and make new investments, or that we will be able to raise cash through additional borrowings and/or equity issuances on terms acceptable to us.

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

Recently-Issued Accounting Pronouncements

   In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which amend Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations" and supercede APB Opinion No. 17, "Intangible Assets", SFAS 141 required that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. SFAS 142 changes the accounting for intangible assets. We will adopt SFAS 141 for all business combinations initiated after June 30, 2001, and will adopt SFAS 142 on January 1, 2002. We are not permitted to adopt SFAS 142 before January 1, 2002. We will evaluate goodwill resulting from our prior acquisitions for impairment at least annually. We are currently reviewing SFAS 141 and SFAS 142 to determine their financial statement impact. Goodwill amortization totaled $2.5 million and $4.9 million for the three- and six-month periods, respectively, ended June 30, 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

   We enter into foreign exchange contracts with PNC to reduce our foreign exchange exposure on certain intercompany debt. At June 30, 2001, we had one outstanding contract for the sale by the Company of 7 million Canadian dollars at an exchange rate of 1.528 (US $4,581,152). When the contract matures on September 28, 2001, we expect to access the foreign exchange markets at the then-prevailing exchange rate to purchase 7 million Canadian dollars for delivery to PNC. In addition, we hold warrants to purchase common stock in a publicly-held company. In accordance with SFAS No. 133, we record the value of the foreign exchange contracts and the warrants to purchase stock on the Consolidated Balance Sheet as either an asset or a liability. Changes in the fair value of the foreign exchange contracts and warrants are recognized currently in earnings.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   Neither the Company nor any of its subsidiaries is party to any litigation that is expected to have a material adverse effect on the business or financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   On June 8, 2001, the Company held its Annual Meeting of Shareholders. Our common and preferred shareholders approved the following matters:

  (a) that Messrs. Ashok K. Trivedi and Edward Yourdon be reelected as Class B Directors; and

  (b) that the selection of Arthur Andersen LLP as the Company's independent accountants for the fiscal year ending December 31, 2001 be ratified.

   The number of votes cast for, against, and withheld for the approval of both matters is set forth below:

Matter                                               For     Against Withheld
------                                               ---     ------- --------
Election of Ashok K. Trivedi..................... 47,847,723      0  1,132,611
Election of Edward Yourdon....................... 48,848,286      0    132,048
Ratification of Arthur Andersen LLP as the
 Company's Independent Accountants............... 48,878,535 92,620      9,179

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

   Exhibit
   Number                            Description
   -------                           -----------
    10.1   Employment Agreement dated April 1, 2001 between iGate Capital
           Management, Inc. and Michael Zugay.

(b) Reports on Form 8-K:

   The Company did not file any Reports on Form 8-K during the three months ended June 30, 2001.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            iGATE CAPITAL CORPORATION

August 14, 2001                             /s/ Sunil Wadhwani
                                            --------------------------------
                                            Sunil Wadhwani
                                            Co-Chairman of the Board of
                                         Directors,
                                            Chief Executive Officer, and
                                         Director

August 14, 2001                             /s/ Michael Zugay
                                            --------------------------------
                                            Michael Zugay
                                            Senior Vice President, Chief
                                         Financial Officer