Form 10-Q
period 2001-09-30
IGATE CAPITAL CORP
filed 2001-11-14
CIK 1024732

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

  For the quarterly period ended September 30, 2001 or

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

                              Yes [X]      No [_]

   The number of shares of the registrant's Common Stock, par value $0.01 per share, outstanding as of October 31, 2001 was 51,443,955.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                           iGATE CAPITAL CORPORATION

                         QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
  Part I. Financial Information.........................................     3

  Item 1. Condensed Consolidated Financial Statements:

      (a) Unaudited Condensed Consolidated Statements of Operations for
          the Three- and Nine-Month Periods Ended September 30, 2001 and
          2000..........................................................     3

      (b) Condensed Consolidated Balance Sheets as of September 30, 2001
          (unaudited) and December 31, 2000.............................     4

      (c) Unaudited Consolidated Statement of Shareholders' Equity and
          Comprehensive Loss for the Nine-Month Period Ended September
          30, 2001......................................................     5

      (d) Unaudited Condensed Consolidated Statements of Cash Flows for
          the Nine-Month Periods Ended September 30, 2001 and 2000......     6

          Notes to Unaudited Condensed Consolidated Financial
      (e) Statements....................................................     7

      (f) Report of Independent Public Accountants......................    17

             Management's Discussion and Analysis of Financial Condition
  Item 2. and Results of Operations.....................................    19

  Item 3. Quantitative and Qualitative Disclosure About Market Risk.....    28

 Part II. Other Information.............................................    28

  Item 1. Legal Proceedings.............................................

  Item 4. Submission of Matters to a Vote of Security Holders...........

  Item 6. Exhibits and Reports on Form 8-K..............................    28
          Signatures....................................................    29

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(a)
                           iGATE CAPITAL CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands, except per share data)
                                  (Unaudited)

                                          Three Months
                                              Ended         Nine Months Ended
                                          September 30,       September 30,
                                        ------------------  ------------------
                                          2001      2000      2001      2000
                                        --------  --------  --------  --------
Revenues............................... $ 97,885  $124,333  $327,757  $353,318
Cost of revenues.......................   63,822    79,075   209,703   232,678
                                        --------  --------  --------  --------
  Gross profit.........................   34,063    45,258   118,054   120,640
Selling, general and administrative....   34,010    47,338   120,471   132,134
Special items..........................    7,639        --     7,639        --
Goodwill impairment....................   36,803        --    36,803        --
                                        --------  --------  --------  --------
  Loss from operations.................  (44,389)   (2,080)  (46,859)  (11,494)
Equity in losses of affiliated
 companies.............................   (2,812)   (4,292)   (7,977)   (9,471)
Minority interest......................     (120)      (86)     (754)      639
Other (expense), net...................     (205)   (1,896)   (2,196)   (4,650)
Gain on issuance of stock of
 subsidiary............................      --        --        --     26,853
Net gain on venture investments........      --        --        823       --
Net (loss) gain on sale of PTI/Red
 Hat...................................   (3,022)      --     13,058       --
                                        --------  --------  --------  --------
  (Loss) income before income taxes....  (50,548)   (8,354)  (43,905)    1,877
Income tax (benefit) provision.........   (4,585)   (3,342)   (1,929)      750
                                        --------  --------  --------  --------
  (Loss) income before cumulative
   effect of change in accounting
   principle...........................  (45,963)   (5,012)  (41,976)    1,127
                                        ========  ========  ========  ========
Cumulative effect of change in
 accounting principle, net of
 tax of $592...........................      --        --        887       --
                                        --------  --------  --------  --------
  Net (loss) income.................... $(45,963) $ (5,012) $(41,089) $  1,127
                                        ========  ========  ========  ========
Net (loss) income per common share,
 basic:
  (Loss) income before cumulative
   effect of change in accounting
   principle...........................  $ (0.90)  $ (0.10)  $ (0.82)   $ 0.02
  Cumulative effect of change in
   accounting principle, net of tax          --        --       0.02       --
                                        --------  --------  --------  --------
Net (loss) income per common share,
 basic................................. $  (0.90) $  (0.10) $  (0.80) $   0.02
                                        ========  ========  ========  ========

Net (loss) income per common share,
 diluted:
  (Loss) income before cumulative
   effect of change in accounting
   principle...........................  $ (0.90)  $ (0.10)  $ (0.82) $   0.02
                                        --------  --------  --------  --------
  Cumulative effect of change in
   accounting principle, net of tax....      --        --       0.02       --
                                        --------  --------  --------  --------
Net (loss) income per common share,
 diluted............................... $  (0.90) $  (0.10) $  (0.80) $   0.02
                                        ========  ========  ========  ========


  The accompanying notes are an integral part of these Condensed Consolidated
                             Financial Statements.

(b)
                           iGATE CAPITAL CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                      September 30, December 31,
                                                          2001          2000
                                                      ------------- ------------
                                                       (Unaudited)   (Audited*)
                       ASSETS
Current assets:
  Cash and cash equivalents..........................   $ 45,160      $ 22,773
  Investments........................................     14,407        17,660
  Restricted investments.............................     25,000        25,000
  Accounts receivable, net...........................     79,967       118,858
  Prepaid and other assets...........................     19,910        36,318
  Deferred income taxes..............................      8,729         6,006
                                                        --------      --------
    Total current assets.............................    193,173       226,615
Investments in unconsolidated affiliates.............     24,532        61,120
Property and equipment, net..........................     20,592        23,678
Intangible assets, net...............................     24,312        52,738
                                                        --------      --------
    Total assets.....................................   $262,609      $364,151
                                                        ========      ========
        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Revolving credit facility..........................   $    --       $ 44,695
  Current portion of convertible promissory note.....     13,980           --
  Accounts payable...................................     13,260        17,724
  Accrued payroll and related costs..................     30,297        29,646
  Other accrued liabilities..........................     18,270        13,885
                                                        --------      --------
    Total current liabilities........................     75,807       105,950
  Convertible promissory note........................     10,000        20,000
  Other long-term liabilities........................      2,209           659
  Deferred income taxes..............................     11,863        20,021
  Minority interest..................................      8,415         6,934
                                                        --------      --------
    Total liabilities................................    108,294       153,564
                                                        --------      --------
Shareholders' equity:
  Preferred Stock, without par value.................        --            --
  Common Stock, par value $0.01 per share............        524           522
  Additional paid-in capital.........................    142,985       142,706
  Retained earnings..................................     32,410        73,499
  Deferred compensation..............................       (229)          --
  Common Stock held in treasury, at cost.............    (14,095)      (14,095)
  Accumulated other comprehensive (loss) income......     (7,280)        7,955
                                                        --------      --------
    Total shareholders' equity.......................    154,315       210,587
                                                        --------      --------
    Total liabilities and shareholders' equity.......   $262,609      $364,151
                                                        ========      ========

--------
* Condensed from audited Consolidated Financial Statements.

  The accompanying notes are an integral part of these Condensed Consolidated
                             Financial Statements.

(c)

                           iGATE CAPITAL CORPORATION

     CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE LOSS
                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                             (Dollars in thousands)
                                  (Unaudited)

                                                                                                            Total
                     Common Stock                                                          Accumulated  Shareholders'
                   ---------------- Series A  Additional                                      Other      Equity and
                               Par  Preferred  Paid-in   Retained    Deferred   Treasury  Comprehensive Comprehensive
                     Shares   Value  Shares    Capital   Earnings  Compensation  Shares   Income (Loss)    (Loss)
                   ---------- ----- --------- ---------- --------  ------------ --------  ------------- -------------
Balance, December
 31, 2000........  52,107,455 $522       1     $142,706  $73,499      $   0     $(14,095)   $  7,955      $210,587
Restricted stock
 award...........     150,000    2     --           279      --        (281)         --          --            --
Amortization of
 deferred
 compensation....         --   --      --           --       --          52          --          --             52
Comprehensive
 loss:
 Change in
  unrealized
  (loss) on
  investments....         --   --      --           --       --         --           --      (14,256)      (14,256)
 Currency
  translation
  adjustment.....         --   --      --           --       --         --           --         (979)         (979)
 Net loss........         --   --      --           --   (41,089)       --           --          --        (41,089)
                   ---------- ----     ---     --------  -------      -----     --------    --------      --------
Balance,
 September 30,
 2001............  52,257,455 $524       1     $142,985  $32,410      $(229)    $(14,095)   $ (7,280)     $154,315
                   ========== ====     ===     ========  =======      =====     ========    ========      ========
                   Comprehensive
                      (Loss)
                   -------------
Balance, December
 31, 2000........
Restricted stock
 award...........
Amortization of
 deferred
 compensation....
Comprehensive
 loss:
 Change in
  unrealized
  (loss) on
  investments....    $(14,256)
 Currency
  translation
  adjustment.....        (979)
 Net loss........     (41,089)
                   -------------
Balance,
 September 30,
 2001............    $(56,324)
                   =============


  The accompanying notes are an integral part of these Condensed Consolidated
                             Financial Statements.

(d)

                           iGATE CAPITAL CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)

                                                            Nine Months Ended
                                                              September 30,
                                                            ------------------
                                                              2001      2000
                                                            --------  --------
Cash Flows From Operating Activities:
Operations:
Net (loss) income.......................................... $(41,089) $  1,127
Adjustments to reconcile net income to cash provided by
 operations:
  Depreciation and amortization............................    9,619     9,720
  Gain on issuance of stock by subsidiary..................      --    (26,853)
  Gain on sale of PTI/Red Hat, net.........................  (13,058)      --
  Net gain on venture investments..........................     (823)      --
  Loss on impairment of property and equipment.............    3,168       --
  Loss on impairment of goodwill...........................   36,803       --
  Deferred income taxes, net...............................   (1,465)  (23,863)
  Equity in losses of affiliated companies.................    7,977     9,471
  Minority interest........................................      754       639
  Amortization of deferred compensation....................       52       --
  Deferred revenue.........................................    2,069       314
  Lease costs associated with termination..................    1,270       --
Working capital items:
  Accounts receivable, net.................................   38,891   (22,048)
  Prepaid and other assets.................................   16,408     1,344
  Accounts payable.........................................   (4,464)    2,011
  Accrued and other current liabilities....................    3,247     4,739
                                                            --------  --------
    Net cash flows provided (used) by operating
     activities............................................   59,359   (43,399)
                                                            --------  --------
Cash Flows From Investing Activities:
Additions to property and equipment, net...................   (6,986)   (9,915)
Sales (purchases) of short-term investments, net...........    3,253    31,714
Acquisitions and contingent consideration, net.............   (9,735)  (11,279)
Investments in unconsolidated affiliates...................   (1,206)  (41,605)
Proceeds from sale of investments in unconsolidated
 affiliates................................................   18,376       --
                                                            --------  --------
    Net cash flows provided (used) by investing
     activities............................................    3,702   (31,085)
                                                            --------  --------
Cash Flows From Financing Activities:
Net (repayments) borrowings on credit facilities...........  (44,695)   42,000
Net proceeds from subsidiary financing and warrants........    5,000       --
Net proceeds from exercise of stock options................      --      8,709
Net payments on long-term debt.............................      --    (10,000)
Proceeds from issuance of stock by subsidiary, net of
 offering costs............................................      --     30,979
                                                            --------  --------
    Net cash flows provided (used) by financing
     activities............................................  (39,695)   71,688
                                                            --------  --------
Effect of currency translation.............................     (979)   (2,052)
                                                            --------  --------
Net change in cash and cash equivalents....................   22,387    (4,848)
Cash and cash equivalents, beginning of period.............   22,773    23,596
                                                            --------  --------
Cash and cash equivalents, end of period................... $ 45,160  $ 18,748
                                                            ========  ========

  The accompanying notes are an integral part of these Condensed Consolidated
                             Financial Statements.

(e) NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

   The Unaudited Condensed Consolidated Financial Statements included herein have been prepared by iGate Capital Corporation (the "Company") in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. The accompanying Unaudited Condensed Consolidated Financial Statements as of and for the three-and nine-month periods ended September 30, 2001 should be read in conjunction with the Company's Consolidated Financial Statements (and notes thereto) included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2000, as amended (the "2000 Form 10-K"). Accordingly, the accompanying Unaudited Condensed Consolidated Financial Statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of the accompanying Unaudited Condensed Consolidated Financial Statements have been included, and all adjustments unless otherwise discussed in the Notes to the Unaudited Condensed Consolidated Financial Statements are of a normal and recurring nature. The information contained herein is not a comprehensive management overview and analysis of the financial condition and results of operations of the Company, but rather updates disclosures made in the 2000 Form 10-K. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three-and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

   Certain reclassifications have been made to the Unaudited Condensed Consolidated Financial Statements as of December 31, 2000 and for the three- and nine-month periods ended September 30, 2000 to conform with the current period presentation. The reclassifications include changes to consolidate an investment in which the Company had acquired a controlling interest, which had previously been accounted for under the equity method of accounting.

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

   The Company uses foreign exchange contracts to reduce its foreign exchange exposure on certain intercompany debt. In addition, the Company holds warrants to purchase common stock in a publicly-held company. The adoption of SFAS 133 resulted in the recording of $1.5 million of current assets, and a gain of $0.9 million, net of tax, from the cumulative effect of the change in accounting principle. At September 30, 2001, the Company had net derivative assets of $0. The change in the value of net derivative assets was $0.4 million expense and a $0.9 million expense for the quarter and nine-month periods, respectively, ended September 30, 2001, and was recorded as Other income/(expense) on the Consolidated Statement of Operations.

3. Investments

   The Company accounts for its investments in marketable securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). The Company has determined that certain of its investments in marketable securities are to be classified as available-for-sale and recorded at fair value. These investments are carried at market value, with the unrealized gains or losses, net of tax, reported as a component of comprehensive income in the Consolidated Statement of Shareholders' Equity and Comprehensive Loss. Realized gains or losses on securities sold are calculated using the specific identification method.

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

   There were no dividends declared for any of the three- or nine-month periods ended September 30, 2001 and 2000.

   On February 28, 2001, the Company sold its approximately 50% interest in Planning Technologies, Inc. ("PTI") to Red Hat, Inc. ("Red Hat") in exchange for approximately 3.2 million shares of Red Hat Common Stock. As part of the agreement, approximately 10% of the shares of Red Hat Common Stock are held in escrow. From January through February 28, 2001, the Company recorded its share of PTI's loss in accordance with equity accounting rules. Upon the closing of the sale, the Company accounted for its investment in Red Hat Common Stock as available for sale securities in accordance with SFAS 115. The Company recorded a gain of approximately $16.7 million pursuant to the Red Hat transaction. The Company's portion of the proceeds on the sale was calculated based upon the closing price of Red Hat Common Stock on February 23, 2001 of approximately $6.44. Beginning in the second quarter of 2001, the Company began liquidating its investment in the shares of Red Hat Common Stock. The Company sold 1.37 million shares of Red Hat Common Stock recognizing a realized loss in the amount of $3.6 million. The gain of $16.7 million on the sale of PTI and the realized losses incurred on the sale of Red Hat Common Stock are both classified as "Net Gain on Sale of PTI/Red Hat" on the Condensed Consolidated Statement of Operations.

   In March 2001, the Company's subsidiary Highgate Ventures I, LP ("Highgate") recorded losses in its investments in Bluewater Information Convergence, Inc. ("Bluewater") and Xpede, Inc. ("Xpede"). Highgate owned 926,859 shares of Series A Convertible Preferred Stock of Bluewater with a cost of $3.0 million, and 800,000 shares of Series B Convertible Preferred Stock in Xpede with a cost of $2.0 million. In addition, Highgate held a $0.5 million, 10% Convertible Promissory Note from Bluewater that was due to mature on September 12, 2001. Highgate does not anticipate realizing any value from these investments, and, accordingly, has recorded losses totaling $5.5 million on the impairment of its investments in Bluewater and Xpede. Additional impairment losses totaling $0.1 million were recorded in the second quarter of 2001 to record a decline in market value of the Company's investment in eNDP, Inc. These impairments are included as part of "Net Gain on Venture Investments" on the Condensed Consolidated Statement of Operations.

   On June 20, 2001, the Company sold its 50% ownership interest in iProcess, LLC ("iProcess") to GE India Ventures, Inc. for $4.3 million. The Company recognized a gain of $1.9 million pursuant to this transaction. The gain recorded is included as part of "Equity in losses of affiliated companies" on the Condensed Consolidated Statement of Operations.

   In April 2001, the Company recorded a $6.5 million gain on the sale of 300,000 shares of Speechworks Common Stock which is included as part of "Net Gain on Venture Investments" on the Condensed Consolidated Statement of Operations.

4. Earnings Per Share

   The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                              Three Months       Nine Months
                                                 Ended              Ended
                                             September 30,      September 30,
                                            -----------------  ----------------
                                              2001     2000      2001     2000
                                            --------  -------  --------  ------
Basic earnings per share:
 (Loss) income before cumulative change in
  accounting principle..................... $(45,963) $(5,012) $(41,976) $1,127
 Cumulative effect of change in accounting
  principle................................      --       --        887     --
                                            --------  -------  --------  ------
 Net (loss) income.........................  (45,963)  (5,012)  (41,089)  1,127
                                            --------  -------  --------  ------
Divided by:
 Weighted average common shares............   51,275   50,412    51,271  50,245
                                            --------  -------  --------  ------
Basic earnings per share................... $  (0.90) $ (0.10) $  (0.80) $ 0.02
                                            ========  =======  ========  ======
Diluted earnings per share:
 (Loss) income before cumulative change in
  accounting principle..................... $(45,963) $(5,012) $(41,976) $1,127
 Cumulative effect of change in accounting
  principle................................      --       --        887     --
                                            --------  -------  --------  ------
 Net (loss) income.........................  (45,963)  (5,012)  (41,089)  1,127
Divided by the sum of:.....................      --       --        --      --
                                            --------  -------  --------  ------
 Weighted average common shares............   51,275   50,412    51,271  50,245
 Dilutive effect of common stock
  equivalents..............................      --       --        --      833
 Diluted average common shares.............   51,275   50,412    51,271  51,078
                                            --------  -------  --------  ------
Diluted (loss) earnings per share.......... $  (0.90) $ (0.10) $  (0.80) $ 0.02
                                            ========  =======  ========  ======

--------

   Earnings per share ("EPS") for all periods presented were computed in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." 1,387 shares reserved for issuance upon conversion of a convertible promissory note were excluded from the computation of diluted EPS because their effect would be antidilutive. Options to purchase shares of 3,314 and 3,689 were excluded from the calculation of diluted EPS for the three- and nine-month periods ended September 30, 2001 because their exercise prices were above the average market prices for the applicable periods. Options to purchase shares of 249 and 766 for the three- and nine-month periods ended September 30, 2000, as well as 1,387 shares reserved for issuance upon conversion of a convertible promissory note were excluded from the computation of diluted EPS because their effect would be antidilutive.

5. Restructuring and Goodwill Impairment Charges

   In third quarter of 2001, the continued economic downturn caused us to do an extensive review of our operations and certain overhead costs associated with each reportable segment. In August 2001, we approved a restructuring plan (the "plan"). Based upon our revenue trends and the general economic environment, we decided to put a plan in place that would serve to cut excess costs in certain of the operating segments. As part of this plan, we recorded severance costs in the amount of $1.0 million. We reduced employee headcount by 84. These employees ranged from executive level through administrative assistants, and affected eJiva, Emerging eServices, and iGate Capital. We also recorded a $2.4 million retention bonus for one of our key executives. We also performed an extensive fixed asset inventory in each reportable segment, in order to identify any fixed assets, such as laptops and computer equipment that were deemed to be in excess due to the headcount reduction as well as the continued economic downturn. Based upon fixed asset inventory, we recorded write-downs of $2.1 million. These write-downs of excess equipment were recorded in Emplifi, eJiva, Emerging eServices, Value Services and iGate segments. We also decided to exit our training function at the iGate level. Exit costs associated with the training department were $0.8 million, consisting of education-related licensing agreements entered into that will no longer be utilized. In the Value Services segment, we recorded a charge of $1.3 million for lease costs associated with the closure of our office in San Francisco. Our total charge for the quarter ended September 30, 2001 totaled $7.6 million. We believe these steps were necessary due to declines in demand and overall headcount. We believe that when our business grows in future periods, we do have the necessary infrastructure in place to support this growth and will not need to increase any costs similar to the items we recorded as special items. We will continue to monitor our headcount as well as our office space currently under leasing arrangements, which may result in future charges.

   The components of the restructuring charges and the restructuring accrual at September 30, 2001 are as follows:

                                            Asset                   Accrued
                                    Total  Write-       Cash     September 30,
                                    Charge  downs   Expenditures     2001
          (in thousands)            ------ -------  ------------ -------------
Severance, retention bonus and
 related items..................... $3,385 $   --      $ (96)       $3,289
Exit costs of training activity....    834    (734)     (100)          --
Fixed asset write-downs............  2,120  (2,120)      --            --
Lease costs of office closure......  1,300     --        (30)        1,270
                                    ------ -------     -----        ------
Total.............................. $7,639 $(2,854)    $(226)       $4,559
                                    ====== =======     =====        ======

Goodwill Impairment

   During the third quarter, in light of the continued economic downturn, and in conjunction with the restructuring plan, we also performed an assessment of the carrying values of our intangible assets. The intangible asset balance consisting of goodwill, represents excess purchase price on certain of our acquisitions in prior years. Our analysis was conducted in accordance with Statement of Financial Accounting Standards (SFAS) No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" guidelines and involved a combination of financial forecasting, discounted cash flow analysis and valuation methodologies that we have used and currently do use in valuing companies within our market sectors.

   In addition to the continued economic downturn, there were a number of events which led us to analyze our goodwill for impairments. Certain units were focused in the financial services industries or are in geographic areas that suffered disproportionately higher revenue and business declines. In addition, key co-founders of certain of our acquired business units left to pursue other interests. There have been bankruptcies and related customer losses at the impaired units. Finally, recent failed expressions of interests of certain units have suggested impairments.

   Based upon the impairment tests that were conducted, we recorded a goodwill impairment charge of $36.8 million, consisting of impairments on CMI of $21.8 million, Direct Resources Ltd. of $4.6 million, and Symphoni of $10.4 million.

6. Segment Information

   In accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," management has reevaluated the way the Company is to be managed, beginning in the third quarter of 2000. As a result, the existing operating units of the Company were recast into seven reportable operating segments, which have been defined by management based primarily on the scope of services offered by each segment. Accordingly, the segment information for the three- and nine-month periods ended September 30, 2000 has been restated for comparative purposes.

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

   Emplifi serves large and medium-sized client organizations in a wide variety of industries. During the three- and nine-month periods ended September 30, 2001, Emplifi did not have a client that accounted for more than 10% of revenues.

   Emplifi is headquartered in Pittsburgh, Pennsylvania, and maintains offices in San Francisco, California; Dallas, Texas; and Raleigh, North Carolina. Emplifi has approximately 857 employees.

   During the quarter end September 30, 2001, Emplifi recorded a restructuring charge of $2.7 million.

 Mascot

   The Mascot segment consists of Mascot Systems Ltd. ("Mascot Systems"), the Company's majority-owned Indian subsidiary. Mascot Systems effected an initial public offering of its Common Stock on three stock exchanges in India in September 2000. Mascot provides custom and package application development, application maintenance outsourcing, business intelligence services, and application re-engineering. Mascot utilizes an Offshore Development Center ("ODC") model, which offers clients certain advantages compared to domestic development, including significant cost savings and faster "around the clock" delivery. Mascot provides many of its service offerings through its ODCs in Bangalore, Pune, and Chennai, India.

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

   Mascot serves large and medium-sized client organizations in a wide variety of industries. Mascot is a Global Preferred Partner of General Electric Company. Sales to General Electric Company accounted for approximately 53% and 47% of Mascot's revenues for the three- and nine-month periods ended September 30, 2001, respectively. Sales to Agilent Technologies accounted for approximately 6% and 7% of Mascot's revenues for the three- and nine-month periods ended September 30, 2001.

   Mascot is headquartered in Bangalore, India and has offices in the Indian cities of Chennai, Pune, and Mumbai. Mascot's U.S. headquarters is in Pittsburgh, Pennsylvania. Mascot also has offices in Singapore, the Netherlands, England, Japan, Sweden and Canada. Mascot has approximately 1,683 employees worldwide.

   eJiva

   The eJiva segment consists of eJiva, Inc., a wholly-owned subsidiary of the Company. eJiva provides custom enterprise application implementation, customer relationship management applications implementation, supply chain management applications implementation and business process consulting. eJiva's capabilities include software design and customization; strategic consulting; domain expertise in a variety of industries; and enterprise application integration services. Most of eJiva's client engagements involve the development of customized software solutions. We announced in July 2001, that Innovative Resource, Inc. ("IRG"), formerly part of the Emerging eServices segment merged with and into eliva. For segment reporting purposes, we have recast eliva's segment to include IRG.

   eJiva markets its services to information technology directors and chief information officers within prospective client companies. eJiva typically enters into an initial client contract with an average duration of approximately nine to ten months. eJiva's fixed price contracts generally provide for payment based upon deliverables and project milestones reached. Some of eJiva's contracts provide for payment on a time-and-materials basis, based on the number of consultant hours worked on the project. Clients typically have the right to cancel contracts with minimal notice. IRG is developing business intelligence software, and also provides services in the data warehousing/business market sector.

   eJiva serves large and medium-sized client organizations in a wide variety of industries. Revenues from General Electric Company accounted for approximately 14 and 20% of eJiva's revenues for both the three- and nine-month periods ended September 30, 2001, respectively. Sales to Philip Morris accounted for 11% of revenues for the three-month period ended September 30, 2001, 14% of revenues for the nine-month period ended September 30, 2001.

   eJiva is headquartered in Pittsburgh, Pennsylvania, and maintains offices in Atlanta, Georgia; Cincinnati, Ohio; Columbus, Ohio; Pleasanton, California; and Washington, D.C. IRG is headquartered in Pittsburgh, Pennsylvania. eJiva has approximately 387 employees.

   During the quarter ended September 30, 2001, eJiva recorded a restructuring charge of $0.9 million.

 Emerging eServices

   The Emerging eServices segment consists of RedBrigade Ltd. and its European subsidiaries ("RedBrigade"), itiliti, Inc. ("itiliti"), Symphoni, MobileHelix, Inc. ("MobileHelix"), and Jobcurry Systems, Private Ltd. ("jobcurry"). RedBrigade, MobileHelix, and jobcurry are wholly-owned subsidiaries of the Company. itiliti, IRG, and Symphoni are majority-owned subsidiaries of the Company. The companies within the Emerging eServices segment are younger, less mature entities that are individually involved in separate niches in the eServices market. RedBrigade provides web integration services in the European market. MobileHelix is in the process of developing wireless applications for the financial services market. itiliti develops and markets software for the management of outside vendors. IRG is developing business intelligence software, and also provides services in the data warehousing/business intelligence market sector. Symphoni provides application development services to the financial services industry. jobcurry provides recruiting and placement services for iGate and outside customers. We announced in July 2001, that Innovative Resource, Inc. ("IRG"), formerly part of the Emerging eServices segment merged with and into eJiva. For segment reporting purposes, we have recast eJiva's segment to include IRG.

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

   Sales to Bank of America accounted for 11% of the revenues of the Emerging eServices segment for the nine-month period ended September 30, 2001.

   RedBrigade is headquartered in Bracknell, England, and has offices in Ireland, Scotland, and South Africa. itiliti is headquartered in Minneapolis, Minnesota. Symphoni is headquartered in San Francisco, California and has offices in Pittsburgh, Pennsylvania; New York, New York; and Charlotte, North Carolina. MobileHelix is headquartered in Chantilly, Virginia. jobcurry.com is headquartered in Pune, India. The companies in the Emerging eServices segment collectively have more than 500 employees.

   During the quarter ended September 30, 2001, Symphoni and Red Brigade recorded restructuring charges in the amounts of $0.9 million and $0.3 million, respectively, and Symphoni recorded a goodwill impairment charge of $10.4 million.

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

   Companies in the Value Services segment market their services to project managers and IT directors within prospective client companies and respond to requests for proposals for preferred vendor status to win long-term engagement relationships. The Value Services companies typically enter into an initial client contract with a relatively short duration. This contract is often extended, and the average duration of a client project is approximately nine months. All Value Services' contracts provide for payment on a time-and-materials basis, based on the number of consultant hours worked on the project. Clients typically have the right to cancel contracts with minimal notice. Intelligent Finance accounted for approximately 17% of the Value Services segments' revenues for both the three- and nine-month periods ended September 30, 2001.

   CMI is headquartered in San Francisco, California. GFS is headquartered in San Francisco, California and has offices in New York, New York. Direct Resources is headquartered in Scotland. The companies in the Value Services segment collectively 259 employees.

   During the quarter ended September 30, 2001, CMI recorded a restructuring charge of $1.3 million, and CMI and Direct Resources recorded goodwill impairment charges aggregating $26.4 million.

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

   The companies in the Staffing Services segment market their services to project managers and IT directors within prospective client companies and respond to requests for proposals for preferred vendor status to win long-term engagement relationships. Staffing Services companies typically enter into an initial client contract with a relatively short duration. This contract is often extended, and the average duration of a client project is approximately nine months. All Staffing Services' contracts provide for payment on a time-and-materials basis, based on the number of consultant hours worked on the project. Clients typically have the right to cancel contracts with minimal notice.

   The companies in the Staffing Services segment serve large and medium-sized client organizations in a wide variety of industries. During the third quarter of 2001, sales to International Business Machines

Corporation and Electronic Data Systems Corporation accounted for 7% and 10%, respectively, of the Staffing Services segment's revenues. For the nine-month period ended September 30, 2001, sales to International Business Machines Corporation and Electronic Data Systems Corporation accounted for 13% and 12%, respectively, of the Staffing Services segment's revenues.

   MAS is headquartered in Pittsburgh, Pennsylvania. Quantum is headquartered in Mississauga, Canada. MAP is headquartered in Sydney, Australia, and has offices in Melbourne, Canberra, and Brisbane, Australia. The companies in the Staffing Services segment collectively have more than 1,000 employees.

 iGate Corporate

   The iGate Corporate segment is a non-revenue-producing segment that captures corporate costs, joint ventures, other strategic investment activity, and other unallocated charges. The iGate corporate segment has 32 employees.

   During the quarter ended September 30, 2001, iGate recorded a restructuring charge of $1.5 million.

   The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates segment performance based upon profit or loss from operations. The Company does not allocate income taxes, other income or expense and non-recurring charges to segments. In addition, the Company accounts for inter-segment sales and transfers at current market prices. All sales and costs are eliminated within the operating segment.

   Sales to General Electric Company accounted for 15% and 14% of the consolidated revenues of the Company for both the three- and nine-month periods ended September 30, 2001, respectively.

   The following tables present selected financial information for the Company's reporting segments for the three-and nine-month periods ended September 30, 2001 and 2000 (unaudited):

                              Three Months Ended September 30, 2001 (Dollars in thousands)
                         ---------------------------------------------------------------------------
                                                   Emerging    Value    Staffing   iGate
                         Emplifi  Mascot   eJiva   eServices  Services  Services Corporate   Total
                         -------  ------- -------  ---------  --------  -------- ---------  --------
Revenues................ $24,737  $23,513 $12,781  $ 11,766   $  9,008  $16,080  $     --   $ 97,885
Cost of revenues........  16,330   13,958   7,432     6,825      6,900   12,377        --     63,822
                         -------  ------- -------  --------   --------  -------  --------   --------
Gross margin............   8,407    9,555   5,349     4,941      2,108    3,703        --     34,063
Operating expenses......   3,409    7,198   5,682     7,929      1,749    3,079     4,964     34,010
                         -------  ------- -------  --------   --------  -------  --------   --------
Operating margin before
 special items..........   4,998    2,357    (333)   (2,988)       359      624    (4,964)        53
Special items...........  (2,735)      --    (855)   (1,198)    (1,337)      --    (1,514)    (7,639)
Goodwill impairment.....      --       --      --   (10,443)   (26,360)      --        --    (36,803)
                         -------  ------- -------  --------   --------  -------  --------   --------
Operating margin........ $ 2,263  $ 2,357 $(1,188) $(14,629)  $(27,338) $   624    (6,478)   (44,389)
                         =======  ======= =======  ========   ========  =======
Equity in losses of
 affiliated companies...                                                           (2,812)    (2,812)
Minority interest.......                                                             (120)      (120)
Other (expense), net....                                                             (205)      (205)
Net gain on venture
 investments............                                                               --         --
Net (loss) on sale of
 PTI/Red Hat shares.....                                                           (3,022)    (3,022)
                                                                                 --------   --------
Loss before income
 taxes..................                                                         $(12,637)  $(50,548)
                                                                                 ========   ========

                              Three Months Ended September 30, 2000 (Dollars in thousands)
                         ------------------------------------------------------------------------
                                                  Emerging   Value   Staffing   iGate
                         Emplifi Mascot   eJiva   eServices Services Services Corporate   Total
                         ------- ------- -------  --------- -------- -------- ---------  --------
Revenues................ $29,559 $19,277 $21,894   $15,203  $16,420  $21,980  $     --   $124,333
Cost of revenues........  18,168  10,627  11,751     8,615   12,964   16,950        --     79,075
                         ------- ------- -------   -------  -------  -------  --------   --------
Gross margin............  11,391   8,650  10,143     6,588    3,456    5,030        --     45,258
Operating expenses......   6,306   5,812  12,007     9,201    3,043    4,539     6,430     47,338
                         ------- ------- -------   -------  -------  -------  --------   --------
Operating margin........ $ 5,085 $ 2,838 $(1,864)  $(2,613) $   413  $   491    (6,430)    (2,080)
                         ======= ======= =======   =======  =======  =======
Equity in losses of
 affiliated companies...                                                        (4,292)    (4,292)
Minority interest.......                                                           (86)       (86)
Other (expense), net....                                                        (1,896)    (1,896)
                                                                              --------   --------
Income before income
 taxes..................                                                      $(12,704)  $ (8,354)
                                                                              ========   ========

                               Nine Months Ended September 30, 2001 (Dollars in thousands)
                          ---------------------------------------------------------------------------
                                                    Emerging    Value    Staffing   iGate
                          Emplifi  Mascot   eJiva   eServices  Services  Services Corporate   Total
                          -------  ------- -------  ---------  --------  -------- ---------  --------
Revenues................  $82,917  $68,866 $52,591  $ 38,828   $ 33,396  $51,159  $     --   $327,757
Cost of revenues........   53,708   41,291  27,894    22,287     25,125   39,398        --    209,703
                          -------  ------- -------  --------   --------  -------  --------   --------
Gross margin............   29,209   27,575  24,697    16,541      8,271   11,761        --    118,054
Operating expenses......   14,981   19,954  25,548    25,550      6,166   10,429    17,843    120,471
                          -------  ------- -------  --------   --------  -------  --------   --------
Operating margin before
 special items..........   14,228    7,621    (851)   (9,009)     2,105    1,332   (17,843)    (2,417)
Special items...........   (2,735)      --    (855)   (1,198)    (1,337)      --    (1,514)    (7,639)
Goodwill impairment.....       --       --      --   (10,443)   (26,360)      --        --    (36,803)
                          -------  ------- -------  --------   --------  -------  --------   --------
Operating margin........  $11,493  $ 7,621 $(1,706) $(20,650)  $(25,592) $ 1,332   (19,357)   (46,859)
                          =======  ======= =======  ========   ========  =======
Equity in losses of
 affiliated companies...                                                            (7,977)    (7,977)
Minority interest.......                                                              (754)      (754)
Other (expense), net....                                                            (2,196)    (2,196)
Net gain on venture
 investments............                                                               823        823
Net gain on sale of PTI/
 Red Hat shares.........                                                            13,058     13,058
                                                                                  --------   --------
Loss before income
 taxes..................                                                          $(16,403)  $(43,905)
                                                                                  ========   ========

                              Nine Months Ended September 30, 2000 (Dollars in thousands)
                         ------------------------------------------------------------------------
                                                  Emerging   Value   Staffing    iGate
                         Emplifi Mascot   eJiva   eServices Services Services  Corporate  Total
                         ------- ------- -------  --------- -------- --------  --------- --------
Revenues................ $84,102 $50,269 $60,826   $39,758  $53,834  $64,529    $    --  $353,318
Cost of revenues........  53,602  29,200  32,565    24,372   42,046   50,893         --   232,678
                         ------- ------- -------   -------  -------  -------    -------  --------
Gross margin............  30,500  21,069  28,261    15,386   11,788   13,636         --   120,640
Operating expenses......  16,982  15,127  31,746    24,724    9,290   15,994     18,271   132,134
                         ------- ------- -------   -------  -------  -------    -------  --------
Operating margin........ $13,518 $ 5,942 $(3,485)  $(9,338) $ 2,498  $(2,358)   (18,271)  (11,494)
                         ======= ======= =======   =======  =======  =======
Equity in losses of
 affiliated companies...                                                         (9,471)   (9,471)
Minority interest.......                                                            639       639
Other (expense), net....                                                         (4,650)   (4,650)
Net gain on venture
 investments............                                                             --        --
Gain on Mascot IPO......                                                         26,853    26,853
                                                                                -------  --------
Income before income
 taxes..................                                                        $(4,900) $  1,877
                                                                                =======  ========

   Assets by segment were as follows at September 30, 2001 (dollars in thousands):

Emplifi................................................................ $ 19,094
Mascot.................................................................   57,402
eJiva..................................................................   20,771
Emerging eServices.....................................................   22,280
Value Services.........................................................    8,726
Staffing Services......................................................   24,339
iGate Corporate........................................................  109,997
                                                                        --------
Total assets........................................................... $262,609
                                                                        ========

   Revenues and assets by geographic area consisted of the following:

                                                Three Months
                                                   Ended       Nine Months Ended
                                               September 30,     September 30,
                                              ---------------- -----------------
                                               2001     2000     2001     2000
                                              ------- -------- -------- --------
                                                (Dollars in       (Dollars in
                                                 thousands)        thousands)
Revenues:
United States................................ $64,483 $ 90,135 $228,118 $256,883
Canada.......................................   5,441    6,555   17,432   19,082
Europe and Africa............................   8,428   11,186   25,265   30,945
Pacific Rim..................................  19,533   16,457   56,942   46,408
                                              ------- -------- -------- --------
  Total revenues............................. $97,885 $124,333 $327,757 $353,318
                                              ======= ======== ======== ========

                                                      September 30, December 31,
                                                          2001          2000
                                                      ------------- ------------
                                                        (Dollars in thousands)
Assets:
United States........................................   $190,485      $274,671
Canada...............................................      8,268         8,345
Europe and Africa....................................      9,859        26,260
Pacific Rim..........................................     53.997        54,875
                                                        --------      --------
  Total assets.......................................   $262,609      $364,151
                                                        ========      ========

7. Recently-Issued Accounting Pronouncements

   In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which amend Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations" and supercede APB Opinion No. 17, "Intangible Assets". SFAS 142 changes the accounting for intangible assets. The Company will adopt SFAS 142 on January 1, 2002. Early adoption is not permitted for SFAS 142. Beginning January 1, 2002, the Company will no longer amortize goodwill. The Company will evaluate goodwill resulting from prior acquisitions for impairment at least annually. The Company is currently reviewing the statements to determine their financial statement impact. Goodwill amortization totaled $0.8 million and $2.5 million for the three- and nine-month periods, respectively, ended September 30, 2001. Goodwill amortization totaled $1.6 million and $4.9 million for the three- and nine-months ended September 30, 2001, respectively on our equity investments.

   SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, it applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. We are required to adopt this standard on January 1, 2003 and are preparing a plan for implementation.

   In August 2001, the Financial Accounting Standards Board issued SFAS No. 144 "Accounting for the Impairment of Disposal of Long-lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company is required to adopt this standard in fiscal years ending after December 15, 2001 and are preparing a plan for implementation.

(f) REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of iGate Capital Corporation:

   We have reviewed the accompanying condensed consolidated balance sheet of iGate Capital Corporation (a Pennsylvania Corporation) and its subsidiaries as of September 30, 2001, the related condensed consolidated statements of operations for each of the three-month and nine-month periods ended September 30, 2001 and 2000, shareholders' equity and comprehensive loss for the nine-month period ended September 30, 2001, and cash flows for the nine-month periods ended September 30, 2001 and 2000. These condensed consolidated financial statements are the responsibility of the Company's management.

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

                                          /s/ Arthur Andersen LLP

Pittsburgh, Pennsylvania,
November 6, 2001

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

   eJiva: The eJiva segment ("eJiva") consists of eJiva, Inc., our wholly-owned subsidiary. eJiva provides custom enterprise application implementation, customer relationship management applications implementation, supply chain management applications implementation, and business process consulting. eJiva's capabilities include software design and customization, strategic consulting, domain expertise in a variety of industries, and enterprise application integration services. Most of eJiva's client engagements involve the development of customized software solutions. IRG is developing business intelligence software, and also provides services in the data warehousing/business intelligence market sector. We announced in July 2001, that Innovative Resource, Inc. ("IRG"), formerly part of the Emerging eServices segment merged with and into eJiva. For segment reporting purposes, we have recast eJiva's segment to include IRG.

   Emerging eServices: The Emerging eServices segment consists of RedBrigade Ltd. and its subsidiaries ("RedBrigade"), itiliti, Inc. ("itiliti"), Innovative Resource Group, Inc. ("IRG"), Symphoni Interactive, LLC ("Symphoni"), MobileHelix, Inc. ("MobileHelix"), and Jobcurry Systems, Private Ltd. ("jobcurry"). RedBrigade, MobileHelix, and jobcurry are wholly-owned subsidiaries of the Company. IRG, itiliti, and Symphoni are majority-owned subsidiaries of the Company. The companies within the Emerging eServices segment are younger, less mature entities that are individually involved in separate niches in the eServices market. RedBrigade provides web integration services in the European market. MobileHelix is in the process of developing wireless applications for the financial services market. Itiliti develops and markets software for the management of outside vendors. Symphoni provides application development services to the financial services industry. Jobcurry provides recruiting and placement services for iGate companies and outside customers. We announced in July 2001, that Innovative Resource, Inc. ("IRG"), formerly part of the Emerging eServices segment merged with and into eJiva. For segment reporting purposes, we have recast eJiva's segment to include IRG.

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

   In February 2000, we formed Highgate Ventures I, LP ("Highgate" or the "Fund," formerly, iGate Ventures I, LP), a venture capital fund, which invested in eServices companies. We invested approximately $20 million in Highgate, including operating expenses of the Fund. In February 2001, we ceased funding future investments in Highgate in order to focus on our portfolio of operating subsidiaries. In July 2001, we ceased operations of Highgate. Highgate continues to hold investments in VCampus, Brainbench, Escend Technologies, Inc., OrderCare, Versata and Speechworks. It has ceased any new investment activities.

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

   In February 2001, Highgate entered into a forward contract for the sale of 300,000 shares of Speechworks Common Stock at $31.13 per share. On April 23, 2001, we received approximately $8.8 million, net of broker's fees and other costs. After the closing of the sale, we owned approximately 115,000 shares of Speechworks Common Stock.

   Through the nine months ended September 30, 2001, we held 23% equity ownership in Air2Web, Inc. ("Air2Web"), a provider of wireless application services. This investment is accounted for under the equity method of accounting, and our proportionate share of Air2Web's net losses and amortization of our net excess investment over our net equity in Air2Web's net assets is included in "Equity in losses of affiliated companies" section of the Consolidated Statement of Operations. At the end of the third quarter, Air2Web successfully raised an additional $20 million in Series C Preferred Stock which decreased our equity interest to approximately 14%. We did not participate in this round of financing.

   On February 28, 2001, we sold our approximate 50% interest in Planning Technologies, Inc. ("PTI") to Red Hat, Inc. ("Red Hat") in exchange for approximately 3.2 million shares of Red Hat's Common Stock. Pursuant to the agreement, approximately 10% of the shares of Red Hat Common Stock are held in escrow, a portion of which are to be released on February 28, 2002. The remaining portion of the escrowed shares will remain in escrow until the settlement of one tax claim. From January through February 23, 2001, we recorded our share of PTI's loss in accordance with equity accounting rules. Upon the closing of the sale, we account for our investment in Red Hat Common Stock in accordance with SFAS 115. We recorded a gain on the sale of PTI of approximately $16.7 million. Our proceeds on the sale were calculated based upon the closing price of Red Hat Common Stock on February 28, 2001 of approximately $6.44. These losses are classified as "Net Gain on sale of PTI/Red Hat" on the Condensed Consolidated Statement of Operations.

   Since June 2001, we sold 1.37 million shares of Red Hat Common Stock for an aggregate of $5.3 million, net of fees. We recorded losses totaling $3.6 million pursuant to these transactions. These losses are classified as "Net Gain on sale of PTI/Red Hat" on the Condensed Consolidated Statement of Operations.

   On June 20, 2001, we sold our 50% interest in iProcess to GE India Ventures, Inc. for $4.3 million in cash. We recorded a gain of $1.9 million pursuant to the transaction. The gain recorded is included as part of "Equity in losses of affiliated companies" in the Condensed Consolidated Statement of Operations.

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

   Total revenue for the third quarter of 2001 was $97.9 million as compared to $124.3 million in 2000, a decrease of $26.4 million or 21.3%. Emplifi's revenues have declined $4.8 million or 16.3% on a comparative quarter basis, due to declines in demand, utilization of billable consultants and overall billable consultant headcount. Bill rates for consultants on a comparative quarter basis have had a negative impact on revenues. Revenues for the Emerging eServices segment decreased $3.4 million or 22.6% as compared to the third quarter in 2000. The companies within the segment are less mature than other segments and have had difficulty increasing their respective market shares in a slowing economy. eJiva's revenues have declined $9.1 million or 41.6%, as compared to the third quarter of 2000, due to declines in project demands and overall delays in projects caused by minimal capital spending of eJiva customers. eJiva's operating results have been restated to include IRG. Values Services segment revenues declined $7.4 million or 45.1%, due to a deterioration in certain geographic markets and declines in capital spending of the segment's customers which decreased demand for jointly managed IT services. Staffing Services segment revenues declined $5.9 million or 26.8%, which is mainly attributable to decline in demand in the U.S. In addition, billing rates have had a negative impact on revenues. Mascot's revenues have increased $4.2 million or 22.0%. Mascot has been able to increase their customer base, and expand their service offerings to existing customers.

   Our gross margin was 34.8% for the third quarter 2001 as compared to 36.4% for the same quarter in 2000. Gross margins decreased in Emplifi, Mascot, eJiva and Emerging eServices. The decreases in gross margins in these segments were attributable to a combination of pricing pressures increased use of subcontract labor, and continued increases in employee related costs and benefits. Value Services and Staffing Services segments gross margins increased slightly in 2001 as compared to 2000 as the use of subcontractors in these segments declined as a percentage of revenues.

   Selling, general, and administrative ("S,G&A") expenses include all costs that are not directly associated with our revenue-generating consultants. S,G&A expenses include salaries and employee, rent, recruiting and training costs, depreciation and amortization, legal and accounting fees as well as communications and facilities costs. Our S,G&A costs were $34.0 million or 34.7% of revenue for the third quarter of 2001, as compared to $47.3 million or 38.1% of revenue for the third quarter of 2000. Due to the downturn in the economy and a lower demand for our services, we have taken several steps to control and reduce excess overhead expenses. Salaries and employee benefits costs decreased mainly due to headcount reductions in previous quarters. Corporate costs decreased in the third quarter of 2001 due to the absence of certain costs incurred related to the 2000 reorganization and restructuring. Our depreciation, amortization, rent and facilities costs have remained constant from period to period. We will continue to monitor our S,G&A expenses to ensure that we control costs in periods of declining revenue, while maintaining the infrastructure that is needed in each segment to support and sustain our growth in future periods. We believe the steps that we have taken were necessary in periods of declining demands and revenues, and in addition, that the current infrastructure in place will be able to support growth in future periods without the need to significantly increase headcount, capital expenditures or any overhead costs.

   In third quarter of 2001, the continued economic downturn caused us to do an extensive review of our operations and certain overhead costs associated with each reportable segment. In August 2001, we approved a restructuring plan (the "plan"). Based upon our revenue trends and the general economic environment, we decided to put a plan in place that would serve to cut excess costs in certain of the operating segments. As part of this plan, we recorded severance costs in the amount of $1.0 million. We reduced employee headcount by 84. These employees ranged from executive level through administrative assistants, and affected eJiva, Emerging eServices, and iGate Capital. We also recorded a $2.4 million retention bonus for one of our key executives. We also performed an extensive fixed asset inventory in each reportable segment, in order to identify any fixed assets, such as laptops and computer equipment that were deemed to be in excess due to the headcount reduction as well as the continued economic downturn. Based upon fixed asset inventory, we recorded write-downs of $2.1 million. These write-downs of excess equipment were recorded in Emplifi, eJiva, Emerging eServices, Value Services and iGate segments. We also decided to exit our training function at the iGate level. Exit costs associated with the training department were $0.8 million, consisting of education-related licensing agreements entered into that will no longer be utilized. In the Value Services segment, we recorded a charge of $1.3 million for lease costs associated with the closure of our office in San Francisco. Our total charge for the quarter ended September 30, 2001 totaled $7.6 million. We believe these steps were necessary due to declines in demand and overall headcount. We believe that when our business grows in future periods, we do have the necessary infrastructure in place to support this growth and will not need to increase any costs similar to the items we recorded as special items. We will continue to monitor our headcount as well as our office space currently under leasing arrangements, which may result in future charges.

   The components of the restructuring charges and the restructuring accrual at September 30, 2001 are as follows:

                                                                    Accrued
                                 Total     Asset        Cash     September 30,
                                 Charge Write-downs Expenditures     2001
         (in thousands)          ------ ----------- ------------ -------------
Severance, retention bonus and
 related items.................. $3,385   $    --      $ (96)       $3,289
Exit costs of training
 activity.......................    834      (734)      (100)           --
Fixed asset write-downs.........  2,120    (2,120)        --            --
Lease costs of office closure...  1,300        --        (30)        1,270
                                 ------   -------      -----        ------
Total........................... $7,639   $(2,854)     $(226)       $4,559
                                 ======   =======      =====        ======

Goodwill Impairment

   During the third quarter, in light of the continued economic downturn, and in conjunction with the restructuring plan, we also performed an assessment of the carrying values of our intangible assets. The intangible asset balance consisting of goodwill, represents excess purchase price on certain of our acquisitions in prior years. Our analysis was conducted in accordance with Statement of Financial Accounting Standards (SFAS) No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" guidelines and involved a combination of financial forecasting, discounted cash flow analysis and valuation methodologies that we have used and currently do use in valuing companies within our market sectors.

   In addition to the continued economic downturn, there were a number of events which led us to analyze our goodwill for impairments. Certain units were focused in the financial services industries or are in geographic areas that suffered disproportionately higher revenue and business declines. In addition, key co-founders of certain of our acquired business units left to pursue other interests. There have been bankruptcies and related customer losses at the impaired units. Finally, recent failed expressions of interests of certain units have suggested impairments.

   Based upon the impairment tests that were conducted, we recorded a goodwill impairment charge of $36.8 million, consisting of impairments on CMI of $21.8 million, Direct Resources Ltd. of $4.6 million, and Symphoni of $10.4 million.

   We recorded an equity loss in joint ventures of $2.8 million in the third quarter of 2001 related to our equity losses in Air2Web and Vcampus. We had no other equity investments during the quarter. All other equity investments have been sold in prior quarters. These losses are included as part of "Equity in losses of affiliated companies" on the Condensed Consolidated Statement of Operations.

   Minority interest reflects the pro-rata share of net income or loss of our majority-owned operating subsidiaries attributable to the minority owners. Minority interest amounted to expense of $0.2 million in the third quarter of 2001, compared to $0.1 million in the third quarter of 2000. The minority interest expense in 2001 consisted of the minority share of the net income of Mascot and IRG, net of the minority share of the net loss of Symphoni and itiliti. In 2000, the minority share of the net losses of Symphoni and itiliti exceeded the minority share of the net income of IRG and Mascot, resulting in a favorable effect on the net income of the Company.

   We recorded $0.2 million of other expense in the third quarter of 2001, which consists of interest income, interest expense, foreign exchange translations on certain of our advances to our foreign subsidiaries and our loss on venture investments of $0.4 million which relates to our write-down of the value of Speechworks Warrants in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" effective January 1, 2001. For the same period in 2000, we recorded $1.9 million of other expense, which consisted mainly of interest expense on our debt with PNC and GE Equity.

   We recorded a loss of $3.0 million related to the sale of Red Hat Common Stock received in connection with the merger of Planning Technologies, Inc. one of our joint ventures. We will utilize these capital losses on the sale of Red Hat Common Stock to offset capital gains on prior divestitures. These losses are classified as "Net gain in sale of PTI/Red Hat" on the Condensed Consolidated Statement of Operations.

   Our income tax benefit was $4.6 million at an effective rate of 9.1% for the quarter ended September 30, 2001. Components of the effective rate for the third quarter September 30, 2001 include the write-off of impaired goodwill that is not recognized for tax purposes, non-deductible goodwill amortization and equity losses, which are offset by a tax holiday in India related to our Mascot subsidiary.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

   Total revenue for the nine months ended September 30, 2001 was $327.8 million as compared to $353.3 million for the nine months ended September 30, 2000, a decrease of $25.5 million or 7.2%. Emplifi's revenues have declined $1.2 million or 1.4% on a comparative period basis, due to declines in demand, utilization of billable consultants and overall billable consultant headcount. Bill rates for consultants for comparative periods basis have had a negative impact on revenues. eJiva's revenues have declined $8.2 million or 13.5%, as compared to the same period in 2000, due to declines in project demands, caused by minimal capital spending of eJiva customers. eJiva's operating results have been restated to include IRG. Revenues for the Emerging eServices segment decreased $0.9 million or 2.3% as compared to 2000. The companies within the segment are less mature than other segments and have had difficulty increasing their respective market shares in a slowing economy. Values Services segment revenues declined $20.4 million or 38.0%, due to declines in capital spending of the segment's customers which decreased demand for jointly managed IT services. Staffing Services segment revenues declined $13.4 million or 20.7%, which is mainly attributable to declines in demand. In the U.S. billing rates have had a negative impact on revenues. Mascot's revenues have increased $18.6 million or 37.0%. Mascot has been able to increase their customer base, and expand their service offerings to existing customers.

   Our gross margin was 36.0% for the nine months ended September 30, 2001 as compared to 34.1% for the same period in 2000. Gross margins decreased in Emplifi and Mascot. The decreases in gross margins in these segments were attributable to a combination of pricing pressures and continued increases in employee related costs and benefits. Gross margins in eJiva, Emerging service segment, Value Services segment and Staffing Services segment increased slightly in 2001 as compared to 2000, as the use of subcontractors in these segments declined as a percentage of revenues. Our Emerging services gross margins increased due to increased revenues earned in the current year by certain of our less mature companies within the segments.

   Selling, general, and administrative ("S,G&A") expenses include all costs that are not directly associated with our revenue-generating consultants. S,G&A expenses include salaries and employee, rent, recruiting and training costs, depreciation and amortization, legal and accounting fees as well as communications and facilities costs. Our S, G &A costs were $120.5 million or 36.8% of revenue for the nine months ended September 30, 2001, as compared to $132.1 million or 37.4% of revenue for the same period in 2000. Due to the downturn in the economy and a lower demand for our services, we have taken several steps to control and reduce overhead expenses. Salaries and employee benefits costs decreased due to headcount reductions in the quarter. Corporate costs decreased for the period in 2001 due to the absence of certain costs incurred related to the 2000 reorganization and restructuring. Our depreciation, amortization, rent and facilities costs have remained constant from period to period. We will continue to monitor our S,G&A expenses to ensure that we control costs in periods of declining revenue, while maintaining the infrastructure that is needed in each segment to support and sustain our growth in future periods. We believe the steps that we have taken were necessary in periods of declining demands and revenues, and in addition, that the current infrastructure in place will be able to support growth in future periods without the need to increase headcount, capital expenditures or any overhead costs.

   In third quarter of 2001, the continued economic downturn caused us to do an extensive review of our operations and certain overhead costs associated with each reportable segment. In August 2001, we approved a restructuring plan (the "plan"). Based upon our revenue trends and the general economic environment, we decided to put a plan in place that would serve to cut excess costs in certain of the operating segments. As part of this plan, we recorded severance costs in the amount of $1.0 million. We reduced employee headcount by 84. These employees ranged from executive level through administrative assistants, and affected eJiva, Emerging eServices, and iGate Capital. We also recorded a $2.4 million retention bonus for one of our key executives. We also performed an extensive fixed asset inventory in each reportable segment, in order to identify any fixed assets, such as laptops and computer equipment that were deemed to be in excess due to the headcount reduction as well as the continued economic downturn. Based upon fixed asset inventory, we recorded write-downs of $2.1 million. These write-downs of excess equipment were recorded in Emplifi, eJiva, Emerging eServices, Value Services and iGate segments. We also decided to exit our training function at the iGate level. Exit costs associated with the training department were $0.8 million, consisting of education-related licensing agreements entered into that will no longer be utilized. In the Value Services segment, we recorded a charge of $1.3 million for lease costs associated with the closure of our office in San Francisco. Our total charge for the quarter ended September 30, 2001 totaled $7.6 million. We believe these steps were necessary due to declines in demand and overall headcount. We believe that when our business grows in future periods, we do have the necessary infrastructure in place to support this growth and will not need to increase any costs similar to the items we recorded as special items. We will continue to monitor our headcount as well as our office space currently under leasing arrangements, which may result in future charges.

   The components of the restructuring charges and the restructuring accrual at September 30, 2001 are as follows:

                                                                    Accrued
                                 Total     Asset        Cash     September 30,
                                 Charge Write-downs Expenditures     2001
         (in thousands)          ------ ----------- ------------ -------------
Severance, retention bonus and
 related items.................. $3,385   $    --      $ (96)       $3,289
Exit costs of training
 activity.......................    834      (734)      (100)           --
Fixed asset write-downs.........  2,120    (2,120)        --            --
Lease costs of office closure...  1,300        --        (30)        1,270
                                 ------   -------      -----        ------
Total........................... $7,639   $(2,854)     $(226)       $4,559
                                 ======   =======      =====        ======

Goodwill Impairment

   During the third quarter, in light of the continued economic downturn, and in conjunction with the restructuring plan, we also performed an assessment of the carrying values of our intangible assets. The intangible asset balance consisting of goodwill, represents excess purchase price on certain of our acquisitions in prior years. Our analysis was conducted in accordance with Statement of Financial Accounting Standards (SFAS) No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" guidelines and involved a combination of financial forecasting, discounted cash flow analysis and valuation methodologies that we have used and currently do use in valuing companies within our market sectors.

   In addition to the continued economic downturn, there were a number of events which led us to analyze our goodwill for impairments. Certain units were focused in the financial services industries or are in geographic areas that suffered disproportionately higher revenue and business declines. In addition, key co-founders of certain of our acquired business units left to pursue other interests. There have been bankruptcies and related customer losses at the impaired units. Finally, recent failed expressions of interests of certain units have suggested impairments.

   Based upon the impairment tests that were conducted, we recorded a goodwill impairment charge of $36.8 million, consisting of impairments on CMI of $21.8 million, Direct Resources Ltd. of $4.6 million, and Symphoni of $10.4 million

   Minority interest reflects the pro-rata share of net income or loss of our majority-owned operating subsidiaries attributable to the minority owners. Minority interest amounted to income of $0.8 million for the nine-month period ended September 30, 2001 as compared to income of $0.6 million for the comparative period in 2000. The minority interest expense in 2001 consisted of the minority share of the net income of Mascot and IRG, net of the minority share of the net loss of Symphoni and itiliti. In 2000, the minority share of the net losses of Symphoni and itiliti exceeded the minority share of the net income of IRG and Mascot, resulting in a favorable effect on the net income of the Company.

   We recorded $2.2 million of other expense for the nine-month period ended September 30, 2001, which consists of interest income, interest expense of foreign exchange translations on certain of our advances to our foreign subsidiaries. For the same period in 2000, we recorded $4.7 million of other expense, which consisted mainly of interest expense on our debt with PNC and GE Equity.

   Our gain on venture investments of $0.8 million relates to the gain on sale of Speechworks stock offset by the impairment of other venture investments.

   We recorded a net gain of $13.1 million related to the sale of PTI to Red Hat, offset by realized losses on the sale of Red Hat Common Stock. This net gain is classified as "Net gain on sale of PTI/Red Hat" on the Condensed Consolidated Statement of Operations.

   Our income tax benefit was $1.9 million at an effective rate of 4.4% for the nine months ended September 30, 2001. Components of the effective rate for the third quarter 2001 include the write-off of impaired goodwill that is not recognized for tax purposes, non-deductible goodwill amortization and equity losses which are offset by a tax holiday in India related to our Mascot subsidiary.

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

Liquidity and Capital Resources

   Our working capital position decreased by $3.2 million from December 31, 2000 to September 30, 2001. During the first nine months of 2001, we used a combination of cash generated from operations and from sales of investments, proceeds from paydowns of intercompany loans, and a refund related to our filed 2000 federal income tax return to repay the outstanding balance on our $50 million Secured Credit Facility (as amended, the "Credit Facility") with PNC Bank, N.A. ("PNC"). Our accounts receivable decreased $38.9 million during the first nine months of 2001, from $118.8 million at December 31, 2000 to $80.0 million at September 30, 2001, and our days sales outstanding ("DSO") decreased from 88 days at December 31, 2000 to 74 days at September 30, 2001. During the current period we have heightened our collection efforts resulting in this overall improvement.

   At September 30, 2001, we had cash and short-term investments of $45.2 million and $14.4 million, respectively, compared to cash and short-term investments of $22.8 million and $17.7 million, respectively, at December 31, 2000. Our short-term investments consist primarily of short-term commercial paper, money market funds, and other short-term investments that provide us liquidity. While our business model requires us to access cash quickly, we are also focusing our attention on the conservation of cash during these uncertain economic times. Our investments at September 30, 2001 and December 31, 2000 included $25 million that was pledged to PNC in connection with our Credit Facility. The provisions of the Credit Facility require us to maintain at least $30 million in cash and cash equivalents, including $25 million that we are required to pledge to PNC. During the first nine months of 2001, we repaid the $44.7 million balance of the Credit Facility using cash and cash equivalents generated from operations and proceeds from the sales of our investments in Speechworks stock, and our investments in PTI and iProcess. Effective October 1, 2001, our Credit Facility with PNC Bank was renewed and amended ("Second Amendment") through July 31, 2003.

   At September 30, 2001, we had $20 million outstanding on a Convertible Promissory Note (as amended, the "GE Note") to GE Capital Equity Investments, Inc. ("GE Capital"). The entire unpaid principal amount of the GE Note will mature on July 22, 2004. Interest payments are payable semi-annually on January 31 and July 31. The GE Note is convertible at any time after July 22, 2002 through its maturity at the option of the holder, into shares of our Common Stock, subject to provisions related to revenue targets for services provided to GE Capital and certain of its affiliates. In conjunction with the Second Amendment to the PNC Credit Facility, we amended the GE Note effective October 1, 2001, to include all revised covenants and provisions of the Second Amendment. As part of the Amendment, we also paid down $10 million on the GE Note on October 1, 2001. The current outstanding principal amount is $10 million. At September 30, 2001, the conversion price of the note exceeded the closing price of our Common Stock.

   On September 24, 2001, itiliti, Inc. our majority owned subsidiary in the Emerging eServices segment successfully completed at $4.0 million bridge financing loan. Interest on the loan is to be accrued at 12% per year and is to be paid on September 24, 2002. Proceeds from the loans were provided from a combination of customers of itiliti and strategic investors. Proceeds from the loans are to be used only for general operating purposes and product development. Currently, these funds are reported as cash and cash equivalents on our balance sheet. These loans will automatically convert to equity upon completion of a $1.0 million round of equity financing on or before September 24, 2002.

   If an equity round does not occur on or before September 24, 2002, itiliti is required to pay each investor a premium equal to the principal amount of each investor's note. As part of the financing, each investor received warrant coverage equal to 25% of their loan, with an exercise price equal to 75% of the price per share in the equity financing. We contributed $500,000 as part of this Bridge Loan financing. Under the terms of the Second Amendment with PNC Bank, we are prohibited from contributing any additional funds to ititliti. We have not guaranteed the principal premium to the investor's if an equity round of financing does not occur within the time specified.

   Going forward, we may be obligated to pay cash earnouts related to certain prior acquisitions. These earnout arrangements were agreed upon at the time we acquired our interests in these entities and will be paid if these companies meet certain performance benchmarks. If all performance benchmarks are met, we will pay cash earnouts of approximately $3.5 million over the twelve-month period ending September 30, 2002.

   Consistent with our plans to take advantage of early-stage opportunities in emerging eServices markets, we recognize the need to have cash readily available for strategic investments, acquisitions, and incubations. We believe that our operating expense needs for all of our existing operations and investments for the twelve months ending September 30, 2002 can be met through a combination of operating cash flow, proceeds from the sale of some of our publicly-traded venture investments, available cash balances and unused borrowings under the Credit Facility. Our ability to incubate new companies will be entirely dependent on the amount of excess cash generated from our operating companies. We cannot provide assurances that we will generate sufficient excess cash to acquire and incubate new companies and make new investments, or that we will be able to raise cash through additional borrowings and/or equity issuances on terms acceptable to us.

   Our functional currency for financial reporting purposes is the US Dollar. We generally invoice our clients and pay expenses in the local currency of the country in which the client is located. Statement of Operations translation gains and losses arising from differences between the functional and local currencies are recognized in the Consolidated Statement of Operations, and have not had a significant impact on the results of operations. Balance Sheet gains and losses as a result of fluctuations in foreign currency exchange rates are recognized in the Consolidated Statement of Shareholders' Equity and Comprehensive Loss as a component of comprehensive income. We continually evaluate the economic conditions of each country in which we operate, and base our foreign currency accounting policies on those assessments.

Recently-Issued Accounting Pronouncements

   In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting No. 142, "Goodwill and Other Intangible

Assets" ("SFAS 142"), which amend Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations" and supercede APB Opinion No. 17, "Intangible Assets". SFAS 142 changes the accounting for intangible assets. We will adopt SFAS 142 on January 1, 2002. We are not permitted to adopt SFAS 142 before January 1, 2002. We will evaluate goodwill resulting from our prior acquisitions for impairment at least annually. We are currently reviewing SFAS 142 to determine their financial statement impact. Goodwill amortization totaled $0.8 million and $2.5 million for the three- and nine-month periods, respectively, ended September 30, 2001. Goodwill amortization totaled $1.6 million and $4.9 million for the three- and nine-month periods ended September 30, 2001, respectively, on our equity investments.

   SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, it applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. We are required to adopt this standard on January 1, 2003 and are preparing a plan for implementation.

   In August 2001, the Financial Accounting Standards Board issued SFAS No. 144 "Accounting for the Impairment of Disposal of Long-lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company is required to adopt this standard in fiscal years ending after December 15, 2001 and are preparing a plan for implementation.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

   We enter into foreign exchange contracts with PNC to reduce our foreign exchange exposure on certain intercompany debt. At September 30, 2001, we had one outstanding contract for the sale by the Company of 7 million Canadian dollars at an exchange rate of 1.581 (US $ 4,427,577). When the contract matures on December 31, 2001, we expect to access the foreign exchange markets at the then-prevailing exchange rate to purchase 7 million Canadian dollars for delivery to PNC. In addition, we hold warrants to purchase common stock in a publicly-held company. In accordance with SFAS No. 133, we record the value of the foreign exchange contracts and the warrants to purchase stock on the Consolidated Balance Sheet as either an asset or a liability. Changes in the fair value of the foreign exchange contracts and warrants are recognized currently in earnings.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

   None.

(b) Reports on Form 8-K:

   None.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          iGATE CAPITAL CORPORATION

November 14, 2001                         /s/ Sunil Wadhwani
                                          -------------------------------------
                                          Sunil Wadhwani
                                          Co-Chairman of the Board of
                                           Directors,
                                          Chief Executive Officer, and
                                           Director

November 14, 2001                         /s/ Michael Zugay
                                          -------------------------------------
                                          Michael Zugay
                                          Senior Vice President, Chief
                                           Financial Officer