Form 10-K405
period 2001-12-31
IGATE CAPITAL CORP
filed 2002-04-01
CIK 1024732

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended December 31, 2001

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission File Number 000-21755

                                iGATE CORPORATION
             (Exact name of registrant as specified in its charter)

                  PENNSYLVANIA                               25-1802235
          (State or other jurisdiction                    (I.R.S. Employer
        of incorporation or organization)                 Identification No.)

               Foster Plaza 10, 5th Floor
                   680 Andersen Drive
                Pittsburgh, Pennsylvania                        15220
        (Address of principal executive offices)              (Zip Code)

       Registrant's telephone number, including area code: (412) 503-4450

        Securities registered pursuant to Section 12(b) of the Act: None

    Securities registered pursuant to Section 12(g) of the Act: Common Stock,
                                 $.01 par value

     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 2002 (based on the closing price of such stock as reported by NASDAQ on such date) was $190,346,642.

     The number of shares of the registrant's Common Stock, par value $.01 per share, outstanding as of February 28, 2002 was 52,149,765 shares.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement, prepared for the Annual Meeting of Shareholders scheduled for June 7, 2002, to be filed with the Commission are incorporated by reference into Part III of this report.

                                iGATE CORPORATION
                                 2001 FORM 10-K

                                TABLE OF CONTENTS

                                                                                                   Page
                                                                                                   ----
                                     PART I

ITEM 1.      BUSINESS...........................................................................     6

ITEM 2.      PROPERTIES.........................................................................    16

ITEM 3.      LEGAL PROCEEDINGS..................................................................    17

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................    17

                                     PART II

ITEM 5.      MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..........    18

ITEM 6.      SELECTED FINANCIAL DATA............................................................    19

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS..............................................................    20

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........................    33

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................................    34

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE...........................................................    79

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.....................................    79

ITEM 11.     EXECUTIVE COMPENSATION.............................................................    79

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....................    79

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................................    79

                                   PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K....................    79

SIGNATURES                                                                                          86

                                     PART I

ITEM 1. BUSINESS

Overview

     This Annual Report on Form 10-K ("Form 10-K") contains statements that are not historical facts and that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the use of words such as "believes," "expects," "may," "will," "should," "intends," "continue," "anticipates" or by similar expressions, and can also be found in discussions of our strategy and our plans. These statements are based on information currently available to us, and we assume no obligation to update these statements as circumstances change. Such forward-looking information involves important risks and uncertainties that could cause our actual results to differ materially from those expressed in any forward-looking statements. While we cannot predict all of these risks and uncertainties, important risk factors that could cause actual results to differ materially from our current beliefs and expectations are discussed in the section of Item 1 of this Form 10-K entitled "Risk Factors" and in other sections of this Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A")".

     iGate Corporation, formerly named iGate Capital Corporation, through its operating subsidiaries is a worldwide provider of information technology ("IT") services and eServices to large and medium-sized organizations. These services include client/server design and development, conversion/migration services, offshore outsourcing, enterprise resource planning (ERP), package implementation and integration services, electronic business systems, software development and applications maintenance outsourcing. These services are provided in a variety of computing environments and use leading technologies, including client/server architecture, object-oriented programming languages and tools, distributed database management systems and the latest networking and communications technologies.

Business Developments

     2001 was a difficult year for the entire IT industry. Demand for our services declined as a result of the general economic slowdown, which caused a reduction in capital spending and a decrease in the number of new software projects initiated by our customers. During the year, in response to the general economic slowdown and the conditions in our industry, we performed extensive examinations of our operations within each of our reportable segments. Based upon our review, we implemented a restructuring and merger plan to cut costs in each of our operating segments. In connection with our restructuring plan we also performed an assessment of the carrying values of our intangible assets. These reviews caused us to record restructuring charges in the amount of $9.8 million, as well as goodwill impairment charges in the amount of $37.3 million. Please see Note 4 to the Consolidated Financial Statements set forth on pages
53 - 57 of this Form 10-K for a description of our restructuring, merger and impairment charges.

     In March 2001, we ceased funding Highgate Ventures I, L.P. (the "Fund"), our venture fund that invested in eServices companies, in order to focus on our operating subsidiaries, and after the Fund failed to obtain financing outside of iGate, we decided to wind down the Fund's operations. The Fund has ceased making investments. For further information regarding the Fund, please see Note 3 to the Consolidated Financial Statements set forth on pages - of this Form 10-K.

     During the year, we also sold our joint ventures, Planning Technologies, Inc. and iProcess. In addition, our ownership of Air2Web decreased to 14%. We also recognized an impairment charge on our Air2Web investment. For further information regarding these investments, please see Note 3 to the Consolidated Financial Statements set forth on pages 50 - 53 of this Form 10-K.

Recent Developments

     On March 15, 2002, through the sale of new shares by itiliti to strategic investors our ownership interest in itiliti was reduced from 90% to 49%. Beginning in April 2002 we will now account for our interest in itiliti under the equity method of accounting. However, because we have recognized significant losses as part of our majority ownership and currently hold a negative investment in itiliti, we will not have to recognize any additional equity losses in itiliti. Upon deconsolidation, we anticipate recognizing an after tax gain in the first quarter of 2002 on this transaction of approximately $3.0 million to remove the investment balance, net of any advances and goodwill associated with the subsidiary.

     In March 2002, we purchased the remaining 10% portion of Symphoni, LLC's outstanding membership units that we did not own for $0.9 million cash.

     In March 2002, we made the decision to close Mobilehelix and cease its operations effective immediately.

     In February 2002, we changed the name of Emplifi, Inc. to Mastech Emplifi, Inc. and the name of Quantum Information Resources Ltd. to Mastech Emplifi Ltd. In March 2002, we changed the name of iGate Capital Corporation to iGate Corporation.

Reportable Financial Segments

     In the third quarter of 2000, we reevaluated the way we managed our operations, and recast our business into seven segments. The new segmentation reflects the way we manage our operating businesses. Previously, we had operated in two segments: "Solutions" and "Staffing," and we had classified "Staffing" as a discontinued operation that we had intended to sell. In connection with the reevaluation of our business, we have decided not to sell our Staffing business, and we are no longer presenting it as a discontinued operation. Our seven segments consist of Emplifi, Mascot, eJiva, Staffing Services, Value Services, Emerging eServices, and iGate Corporate. In December 2001, Innovative Resource Group, Inc. ("IRG"), formerly part of the Emerging eServices segment merged with and into eJiva, Inc. ("eJiva") to maximize existing synergies between the two organizations. For segment reporting purposes, eJiva's operating results include the results of IRG and prior periods have been revised accordingly. For a description of our seven operating segments and information about each segment's revenues and profits or losses, see MD&A and Note 13 to the Consolidated Financial Statements set forth on pages 20 - 33 and pages 67 - 74 of this Form 10-K.


Competition

     The IT services and eServices industries are highly competitive, and are served by numerous national, regional, and local firms. Primary competitors include participants from a variety of market segments, including the major accounting firms, systems consulting and implementation firms, Internet services and consulting companies, applications software firms, service groups of computer equipment companies, general management consulting firms, programming companies, and temporary staffing firms. We believe that the principal competitive factors in the IT services and eServices markets include the range of services offered, global reach technical expertise, responsiveness to client needs, speed in delivery of IT solutions, and quality of service and perceived value. We believe that we compete favorably with our principal competitors with respect to these factors. In addition to facing competition for clients, we may also face competition from capital providers (including publicly-traded Internet companies, venture capital companies, and large corporations) should we seek to strategically acquire and invest in new eServices companies and businesses. Competition for acquisition candidates, as well as for clients and strategic relationships, may also develop among subsidiaries of iGate or between iGate and one or more of our operating subsidiaries or other companies in which we have equity investments.

Our Partner Companies and Affiliates

     The following is a listing as of March 29, 2002 of all of our principal operating subsidiaries and including the percentage of our ownership in each of these companies:

   Subsidiary/Company                                                                            Percentage
   ------------------                                                                            ----------
www.igatecapital.com                               Business Description                        Owned by iGate
-------------------------            -----------------------------------------------------     --------------

Mastech Emplifi, Inc.                Custom application and design services                         100%
   www.mastechemplifi.com

Mascot Systems, Ltd.                 Offshore outsourcing services                                   89%
   www.mascotsystems.com

Red Brigade, Ltd.                    Web integration services for the European marketplace          100%
   www.redbrigade.com

eJiva, Inc.                          Customer care solutions/Internet trading solutions/             95%
   www.ejiva.com                     Business intelligence data management

itiliti, Inc.                        e-Vendor management                                             49%
   www.ex-tra-net.com

jobcurry.com.                        Worldwide recruiting                                           100%
   www.jobcurry.com

Direct Resources (Scotland) Ltd.     Co-managed projects--Scotland                                  100%

Global Financial Services of         Co-managed projects--U.S.                                      100%
   Nevada, Inc.

Mastech Application Services, Inc.   Client-managed projects--U.S.                                  100%

Mastech Emplifi, Ltd.                Client-managed projects--Canada                                100%

Mastech Asia Pacific, Pty Ltd.       Client-Managed Projects--Australia                             100%

Symphoni Interactive, LLC            Application development for financial services industry        100%
   www.symphoni.com

Air2Web                              Wireless applications service provider                          14%
   www.air2web.com

     All of our ownership positions set forth in the charts in this Item 1 have been calculated based on the issued and outstanding common stock or membership interests, as the case may be, of each company/entity, assuming the issuance of common stock on the conversion or exercise of preferred stock and convertible notes, but excluding the effect of unexercised options, warrants and restricted stock.

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

Human Resources

     Our success depends in large part on our ability to attract, develop, motivate and retain highly skilled IT and eServices professionals. We recruit in a number of countries, including India, the United States, Canada, the United Kingdom, Singapore, Australia, the Philippines, Russia, Bulgaria, Brazil, Nigeria, Ukraine, Sri Lanka and South Africa. We advertise in leading newspapers and trade magazines. In addition, our employees are a valuable recruiting tool and are actively involved in referring new employees and screening candidates for new positions. iGate uses a standardized global selection process that includes interviews, tests and reference checks.

     We have a focused retention strategy that includes career planning, training, benefits and an incentive plan. Our benefits package includes subsidized health insurance, a 401(k) plan, group life insurance, and a long-term disability plan. We intend to continue to use stock options as part of our recruitment and retention strategy. We also have a training infrastructure. We train employees on a variety of platforms and help them transition from legacy to advanced architecture skills by providing cross-platform training in new technologies. We have implemented an intranet to allow our employees to access our courseware and computer-based training modules via the Internet so that the training is available to all employees worldwide at their individual convenience and pace.

     At December 31, 2001, iGate (including its operating subsidiaries) had approximately 4,200 employees comprised of approximately 3,500 IT and eServices professionals (including subcontractors) and approximately 700 individuals working in sales, recruiting, general and administrative roles. As of December 31, 2001, approximately 33% of our U.S. workforce was working under H-1B temporary work permits in the United States. We believe that our relationships with our employees are good.

                                  RISK FACTORS

Our New Business Model is Unproven

     We have significantly reorganized our business, and there is no guarantee that this reorganization will be successful. We have adopted this new business model based on the belief that decentralizing our business among specialized operating subsidiaries and other companies in which we have equity interests (collectively, the "iGate Companies") will enable us to be more responsive to the evolving IT and eServices markets. The success of our new business model depends in part on the ability of the iGate Companies to work collaboratively, share information and leverage their collective resources to optimize strategic opportunities. We cannot be certain that this reorganization will improve our performance, and it is possible that the reorganization will detract from our performance. The recent difficult economic conditions in many sectors of our business have exacerbated these challenges. In addition, if we cannot convince potential strategic partners and acquisitions of the value of our business model, our ability to acquire new companies and businesses may be adversely affected and our strategy for continued growth may not succeed.

Recruitment and Retention of IT and eServices Professionals

     Our business involves the delivery of professional services and is labor-intensive. Our success depends upon our ability to attract, develop, motivate and retain highly skilled IT and eServices professionals and project managers, who possess the technical skills and experience necessary to deliver our services. Despite the general economic slowdown, qualified IT and eServices professionals are in demand worldwide and are likely to remain a limited resource for the foreseeable future. There can be no assurance that qualified IT and eServices professionals will continue to be available to us in sufficient numbers, or that we will be successful in retaining current or future employees. Failure to attract or retain qualified IT and eServices professionals in sufficient numbers could have a material adverse effect on our business, operating results and financial condition. Historically, we have done most of our recruiting outside of the countries where the client work is performed. Accordingly, any perception among our IT and eServices professionals, whether or not well founded, that our ability to assist them in obtaining temporary work visas and permanent residency status has been diminished, could lead to significant employee attrition.

Government Regulation of Immigration

     We recruit IT and eServices professionals on a global basis and, therefore, must comply with the immigration laws in the countries in which we operate, particularly the United States. As of December 31, 2001, approximately 33% of our U.S. workforce were working under H-1B temporary work permits in the United States. Statutory law limits the number of new H-1B petitions that may be approved in a fiscal year, and if we are unable to obtain H-1B visas for our employees in sufficient quantities or at a sufficient rate for a significant period of time, our business, operating results and financial condition could be adversely affected. On October 17, 2000, the "American Competitiveness in the Twenty-First Century Act" (the "American Competitiveness Act") was signed into law, and the annual H-1B visa quota for each of 2001, 2002 and 2003 was increased to 195,000. The annual quota reverts to 65,000 in fiscal year 2004. In addition, certain provisions of the American Competitiveness Act make it likely that there will not be any H-1B "black out periods" through fiscal year 2003 as there have been in the past. We note that a companion bill increased the special H-1B training filing fee from $500 to $1,100, and that the American Competitiveness Act now permits H-1B workers to change employers more easily under certain conditions, which could adversely impact employee retention rates among the Company's H-1B worker consultants.

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

Increasing Significance of Non-U.S. Operations and Risks of International Operations

     Our international consulting and offshore software development depend greatly upon business immigration and technology transfer laws in those countries, and upon the continued development of technology infrastructure. There can be no assurance that our international operations will be profitable or support our growth strategy. The risks inherent in our international business activities include:

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

Exposure to Regulatory and General Economic Conditions in India

     Our subsidiary Mascot Systems utilizes an offshore software development center based in Bangalore with additional offices in Mumbai, Pune and Chennai, India. Mascot Systems also operates recruiting and training centers in India. The Indian government exerts significant influence over its economy. In the recent past, the Indian government has provided significant tax incentives and relaxed certain regulatory restrictions in order to encourage foreign investment in certain sectors of the economy, including the technology industry. Certain of these benefits that directly affect us include, among others, tax holidays (temporary exemptions from taxation on operating income), liberalized import and export duties and preferential rules on foreign investment and repatriation. To be eligible for certain of these tax benefits, we must continue to meet certain conditions. A failure to meet such conditions in the future could result in the cancellation of the benefits. There can be no assurance that such tax benefits will be continued in the future at their current levels. Changes in the business or regulatory climate of India could have a material adverse effect on our business, operating results and financial condition.

     Although wage costs in India are significantly lower than in the U.S. and elsewhere for comparably skilled IT and eServices professionals, wages in India are increasing at a faster rate than in the U.S. In the past, India has experienced significant inflation and shortages of foreign exchange, and has been subject to civil unrest and acts of terrorism. Changes in inflation, interest rates, taxation or other social, political, economic or diplomatic developments affecting India in the future could have a material adverse effect on our business, operating results and financial conditions.

Risks Associated with Covenants in Certain Financing Instruments

     The Company has entered into a $50.0 million secured credit facility (as amended, the "PNC Facility") with PNC Bank, N.A. ("PNC"), and a $30.0 million Convertible Promissory Note (as amended, the "GE Note") with GE Capital Equity Investments, Inc. ("GE Capital"). Each of the PNC Facility and the GE Note contain restrictive covenants that require us to meet certain financial criteria on a quarterly basis. We may not be able to continue to satisfy the financial covenants in these documents. If we cannot satisfy such covenants and we are not able to renegotiate the terms and conditions thereof, we may not have access to funds under the PNC Facility and GE Capital will have the option of making the full amount of our outstanding debt the GE Note immediately due and payable and will also have the option of converting any amounts owed to GE Capital into iGate Common Stock based on a conversion ratio of $14.42 per share. Currently, the most restrictive covenant is the obtainment of specified levels of "Minimum Consolidated Income from Operations" as defined in the agreement. As of the quarter ended December 31, 2001, our consolidated net income was $0.3 million in excess of the required level. In addition, the PNC Facility requires that we maintain an aggregate of $30 million in cash and equivalents at all times during the term of the PNC Facility, of which cash and cash equivalents in the amount of $25 million have been pledged to PNC for the term of the PNC Facility. These restrictions on our cash and cash equivalents may restrict our ability to make investments in new and existing businesses. Our balance at December 31, 2001 on the GE Note was $10.0 million.

Intense Competition in the IT Services and eServices Industries

     The IT services and eServices industries are highly competitive and served by numerous national, regional and local firms. Primary competitors include participants from a variety of market segments, including the major accounting firms, systems consulting and implementation firms, applications software firms, service groups of computer equipment companies, specialized interest consulting firms, programming companies and temporary staffing firms. Many of these competitors have substantially greater financial, technical and marketing resources and greater name recognition than we have. There are relatively few barriers to entry into our markets and we may face additional competition from new entrants into our markets. In addition, there is a risk that clients may elect to increase their internal resources to satisfy their applications solutions and eServices needs. Further, the IT services industry is undergoing consolidation, which may result in increasing pressure on margins. These factors may limit our ability to increase prices commensurate with increases in compensation. There can be no assurance that we will compete successfully with existing or new competitors in the IT services and eServices markets.

iGate Companies May Compete with Each Other

     iGate Companies may compete with each other for customers, talented employees and strategic relationships. In addition, iGate Corporation may compete with the various iGate Companies for acquisition opportunities in the IT services and eServices industries. Such competition may make it more difficult or costly for iGate Corporation or other iGate Companies to enter into strategic relationships, negotiate acquisitions or conduct business.

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

     . incompatibility between iGate Corporation and the management of the company which we wish to acquire or invest;

     . competition from other potential acquirors (including publicly traded Internet companies, venture capital companies and large corporations, many of which have greater financial resources and brand name recognition than we do);

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

Risks Associated with Capital Markets

     We currently hold interests in non-wholly owned companies. While we generally do not anticipate selling such interests, if we were to divest all or part of them, we might not receive maximum value for these positions. With respect to such entities with publicly traded stock, we may be unable to sell our interest at then quote market prices. Furthermore, for those entities that do not have publicly traded stock, the realizable value of our interest may ultimately prove to be lower than the carrying value currently reflected in our Consolidated Financial Statements. Due to market conditions, it may be difficult for private companies in which we have invested to undertake public offerings.

Impairment Analysis May Lead To Recognition Of Losses

     In 2001, we recorded a goodwill impairment charge of $37.3 million on certain acquisitions. The carrying amount of the remaining unamortized goodwill on our balance sheet was $30.5 million as of December 31, 2001.

We periodically assess the potential impairment of our long-lived assets, such as goodwill, as appropriate. If, as a result of such an assessment, we were to determine that the carrying amount of this goodwill was not recoverable, we would reduce the carrying amount in the period in which the determination was made. Any reduction would result in the recognition of a one-time impairment loss, which would have an adverse effect on our financial results in the period in which the loss was recognized.

     The carrying amount of our investments in unconsolidated affiliates was $10.5 million as of December 31, 2001. If we were to determine that the value of such investments had permanently declined, we would reduce the carrying amount of the investments. Any reduction would result in the recognition of a one-time impairment loss, which would have an adverse effect on our financial results in the period in which the loss was recognized.

Concentration of Revenues; Risk of Termination

     We have in the past derived, and may in the future derive, a significant portion of our revenues from a relatively limited number of clients. Our five largest clients represented approximately 20%, 20% and 22% of revenues for the years ended December 31, 2001, 2000 and 1999, respectively. In the year ended December 31, 2001, General Electric Company accounted for 11% of our revenues. No single customer accounted for more than 10% of our revenues in 2000 and 1999. Most of our projects are terminable by the client without penalty. An unanticipated termination of a major project could result in the loss of substantial anticipated revenues and could require us to maintain or terminate a significant number of unassigned IT professionals, resulting in a higher number of unassigned IT professionals and/or significant termination expenses. The loss of any significant client or project could have a material adverse effect on our business, operating results and financial condition.

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

Dependence on Principals

     Our success is highly dependent on the efforts and abilities of Sunil Wadhwani and Ashok Trivedi, the Co-Chairman and Chief Executive Officer of iGate Corporation and the Co-Chairman and President of iGate Corporation, respectively. Although Messrs. Wadhwani and Trivedi have entered into employment agreements containing noncompetition, nondisclosure and nonsolicitation covenants, these contracts do not guarantee that they will continue their employment with us or that such covenants will be enforceable. The loss of the services of either of these key executives for any reason could have a material adverse effect on our business, operating results and financial condition.

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

     .    cause significant and installation delays;

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

ITEM 2. PROPERTIES

     Information regarding the properties owned and leased by the Company and its subsidiaries is set forth below.

Location                                   Principal Use                              Approximate
--------                    ------------------------------------------------------    -----------
                                                                                     Square Footage
                                                                                     --------------
Pittsburgh, Pennsylvania    Corporate headquarters, management                           13,000
                            administration, human resources, sales, and marketing.

Pittsburgh, Pennsylvania    Emplifi headquarters, management,                            28,000
                            administration, human resources, sales, and marketing.

Pittsburgh, Pennsylvania*   Symphoni headquarters, management,                           25,000
                            administration, human resources, sales, and marketing.

Pittsburgh, Pennsylvania*   Mascot U.S. headquarters,                                    11,400
                            administration, human resources, sales, and marketing.

Pittsburgh, Pennsylvania*   eJiva headquarters, management,                              32,000
                            administration, human resources, sales, and marketing.

Minneapolis, Minnesota      itiliti headquarters, management,                            11,000
                            administration, human resources, sales, and marketing.

Chennai, India              Mascot offshore development center                           55,000

Bangalore, India            Mascot offshore development center                           33,000

Bangalore, India            Mascot owned offshore development center                     49,000

Pune, India                 Mascot offshore development center                           35,000

*    Lease obligations of subsidiary are guaranteed by iGate.

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

     In 2001, the Company's majority-owned subsidiary, Mascot, purchased land located in Bangalore and commissioned a 49,000 square foot development center. Mascot also owns land in Chennai and Pune.

ITEM 3. LEGAL PROCEEDINGS

     Neither the Company nor any of its subsidiaries is a party to any litigation that is expected to have a material adverse effect on the Company or its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of shareholders during the fourth quarter of 2001.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     The Common Stock of the Company is traded on the NASDAQ National Market under the ticker symbol "IGTE". The following table sets forth, for the periods indicated, the range of high and low closing sale prices for iGate Corporation Common Stock as reported on the NASDAQ National Market.

                                 High      Low
                               -------   -------
2001
First Quarter...............   $ 4.094    $1.657
Second Quarter..............     3.600     1.333
Third Quarter...............     3.900     2.360
Fourth Quarter..............   $ 4.600    $1.930

2000
First Quarter...............   $67.063   $21.688
Second Quarter..............    39.938    13.750
Third Quarter...............    14.500     4.875
Fourth Quarter..............   $ 6.906    $2.875

     On February 28, 2002, the Company had 190 registered holders of record of the Common Stock.

     The Company is prohibited from paying dividends under its credit facilities.

ITEM 6. SELECTED FINANCIAL DATA

                                                                                    Year Ended December 31,
                                                                   --------------------------------------------------------
                                                                     2001        2000        1999        1998        1997
                                                                   --------    --------    --------    --------    --------
                                                                            (In thousands, except per share data)
Income Statement Data (1):
Revenues                                                           $412,373    $477,287    $471,739    $401,371    $247,176
Gross profit                                                        145,973     164,662     172,803     142,121      79,929
Special items (2)                                                     9,801       4,385       2,316          --          --
Goodwill impairment (3)                                              37,344       2,455          --          --          --
Income/ (loss) from operations (4)                                  (49,349)    (21,554)     55,252      52,915      26,167
Other income/ (expense)                                              (3,638)     (4,727)      2,983       3,312       1,212
Equity in losses of affiliated companies                             (7,977)    (13,639)       (310)         --          --
Minority interest                                                    (1,337)        794         210          --          --
Gain on sale of stock of subsidiaries                                10,901      26,853          --          --          --
Loss on venture investments and affiliated companies (5)             (9,029)         --          --          --          --
Merger-related expenses (6)                                              --          --      (1,727)     (3,212)         --
Income/ (loss) before income taxes                                  (60,429)    (12,273)     56,408      53,015      27,379
Income tax provision/ (benefit)                                      (4,055)     (2,465)     20,197      20,459      11,231
                                                                   --------    --------    --------    --------    --------
Income/ (loss) before cumulative effect of change in accounting
  principle                                                         (56,374)     (9,808)     36,211      32,556      16,148
Cumulative effect of change in accounting principle, net of
  tax of $592                                                           887          --          --          --          --
Net income/ (loss)                                                 $(55,487)   $ (9,808)   $ 36,211    $ 32,556    $ 16,148
                                                                   ========    ========    ========    ========    ========
Net (loss)/ income per common share, basic
before cumulative effect of change in accounting principle:        $  (1.10)   $  (0.19)   $   0.72    $   0.65    $   0.35
Cumulative effect of change in accounting principle per share:         0.02          --          --          --          --
                                                                   --------    --------    --------    --------    --------
Net income per common share, basic                                 $  (1.08)   $  (0.19)   $   0.72    $   0.65    $   0.35
                                                                   ========    ========    ========    ========    ========

Net (loss)/ income per common share, diluted
before cumulative effect of change in accounting principle:        $  (1.10)   $  (0.19)   $   0.71    $   0.64    $   0.34
Cumulative effect of change in accounting principle per share:         0.02          --          --          --          --
                                                                   --------    --------    --------    --------    --------
Net income per common share, diluted                               $  (1.08)   $  (0.19)   $   0.71    $   0.64    $   0.34
                                                                   ========    ========    ========    ========    ========
Weighted average common shares
  basic                                                              51,241      50,437      50,280      50,100      46,346
                                                                   ========    ========    ========    ========    ========
Weighted average common shares
  diluted                                                            51,241      50,437      51,510      50,925      46,816
                                                                   ========    ========    ========    ========    ========
Balance Sheet Data (1):
Cash and cash equivalents                                          $ 54,438    $ 22,773    $ 23,596    $ 35,493    $ 83,152
Investments and restricted cash                                      43,744      42,660      75,358      47,153          --
Working capital                                                     125,354     120,665     159,541     130,111     111,813
Total assets                                                        242,111     364,151     278,188     217,458     164,007
Long-term debt                                                       10,000      20,000      30,000          --          --
Total shareholders' equity                                         $143,376    $210,587    $184,162    $158,535    $120,630

----------
(1) 1999 amounts have been restated to consolidate Symphoni Interactive, LLC, which was previously accounted for under the equity method of accounting as our ownership increased to 90% in 2000. In 2000, we reclassified expenses related to consultants' non-billable time from cost of revenues to selling, general, and administrative expenses. Prior periods have been restated for the change.

(2) In 2001, we incurred $6.5 million, $0.9 million and $2.4 million in connection with our restructuring, merger of IRG into eJiva and charges associated with an executive employment agreement. In 2000, we incurred $4.4 million in restructuring charges related to our Canadian operations as well as certain U.S. operations. In 1999, we incurred $2.3 million of net special charges related to a winding down of an existing relationship with a large integrator client offset by $1.8 million in favorable settlements of outstanding claims that had been reserved. The charges related to the winding down of the relationship consisted of salary, travel and relocation expenses associated with the consultants who had been assigned to the client's various projects.

(3) In 2001, we incurred $37.3 million in total charges related to goodwill impairments on CMI of $22.3 million, Direct Resources Ltd. of $4.6 million and Symphoni of $10.4 million. In 2000, we incurred $2.4 million to write-off impaired goodwill of Global Resource Management that ceased operations in 2000.

(4) For the years ended December 31, 1997 and 1998, income from operations reflect nonrecurring charges of $0.5 million and $0.2 million, respectively, relating to the amortization of deferred compensation issued to an executive as compensation for services.

(5)  Includes the impairment charges of Air2Web and various venture investments.

(6) We incurred merger-related costs related to the acquisition of the Amber Group during the first quarter of 1999. We also incurred merger-related costs related to the acquisition of Quantum and charged these costs to expense during the second quarter of 1998. These costs fundamentally differ from our IRG merger costs discussed above as the IRG merger was an internal reorganization.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     iGate Corporation , formerly named iGate Capital Corporation through its operating subsidiaries is a worldwide provider of IT services and eServices to large and medium-sized organizations. From inception and through February 2000, we conducted the majority of our business under the name of Mastech Corporation through our wholly owned subsidiary Mastech Systems Corporation, a Pennsylvania corporation that was formed in July 1986.

     In March 2000, we transferred substantially all of the assets of Mastech Systems Corporation to subsidiary operating companies. This reorganization enabled us to identify and penetrate emerging IT and eServices markets quickly and effectively. In addition, this strategy enabled us to expand our existing portfolio of services as well as to create new service offerings. We also acquired majority interests or made strategic investments in a number of companies in the eServices market sector.

     Our operating subsidiaries provide clients with a source for a broad range of IT applications solutions and eServices, including: client/server design and development, conversion/migration services, ERP package implementation and integration services, offshore outsourcing, electronic business systems, software development and applications maintenance outsourcing. These services are provided in a variety of computing environments and use leading technologies, including client/server architecture, object oriented programming languages and tools, distributed database management systems and the latest networking and communications technologies.

     The companies in the Emplifi, eJiva, Mascot, Value Services and Staffing Services segments earn a substantial portion of their revenues on a time-and-materials basis as services are performed. Mascot and eJiva also earn revenue on a proportional performance basis, based upon a fixed price. Companies in the Emerging eServices segment primarily recognize revenues on both a time-and-materials and proportional performance basis, with itiliti recognizing revenues for both fixed components and transaction fees ratably over the contracted life of the hosting arrangement.

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

     In December 2001, IRG formerly part of the Emerging eServices segment merged with and into eJiva, Inc. The business combination was completed to create a simpler and more cost-effective structure. The combined entity is expected to offer a broader range of complementary services which include IRG's competencies in data management and data mining and eJiva's expertise in ERP and package implementation and integration services. For segment reporting purposes, eJiva's operating results include the results of IRG and prior periods have been revised accordingly.

Significant Accounting Policies

     The following explains our most significant accounting policies. Please see
Note 1 to the Consolidated Financial Statements set forth on pages 43 - 50 of the Form 10-K for a complete description of our accounting policies.

Use of Estimates in the Preparation of Financial Statements

     The preparation of our financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. All of the estimates that we make in preparing our financial statements are in conformity with accounting principles generally accepted in the United States. Actual results could differ from our estimates.

Revenue Recognition

     We recognize revenue on time-and-materials contracts as the services are performed. Time and materials contracts typically bill at an agreed upon hourly rate. We also have fixed price arrangements with certain customers. A price for an entire project is agreed upon before the project starts for a predetermined fee. We recognize revenues on fixed-price contracts using the proportional performance method. We prepare a budget for each fixed price project, and based upon the budget that we prepare, we estimate what our costs should be. We determine performance by comparing the actual cost of work performed to date to the estimated total cost for each contract. If our estimates indicate a loss on a particular fixed-price contract, we record a provision for the estimated loss without regard to the stage of completion. Changes in job performance, conditions and estimated profitability may result in revisions to costs and revenues and are recognized in the period in which the changes are identified.

     itiliti enables cost-effective and streamlined operations around the procurement and management of human resources primarily through software hosting arrangements. itiliti normally receives advance payments with its contracts and recognizes substantially all revenues for both the fixed components and transaction fees ratably over the contracted life of the hosting arrangement.

Investments

     Our investments consist of money market funds, certain corporate bonds with maturities of one year or less, and marketable equity securities. We account for the cost and market values of our money markets and short-term corporate bonds similar to cash equivalents. Cash equivalents will have no market value fluctuations. We account for our marketable equity securities at fair value based upon the closing prices at each month-end. If the market value of the equity securities at the end of the month were greater than our purchase price, we would have an unrealized gain on the investment. If the market value of the equity securities at the end of the month were less than our purchase price, we would have an unrealized loss on the investment. These unrealized gains and losses may change every month with the change in the equity securities closing price. These unrealized gains or losses, are recorded net of our effective tax rate, and are reported as a component of comprehensive income in the Consolidated Statement of Shareholders' Equity and Comprehensive Loss. The realized gains or losses on securities sold are calculated using the specific identification method.

Goodwill and Intangible Assets

     Our intangible assets include the excess purchase price of certain of our acquisitions over the value of the net assets that we acquired.

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"), effective for all business combinations after June 30, 2001 and fiscal years beginning after December 15, 2001, respectively. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with SFAS No. 142.

     We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamoritzation provisions of SFAS No. 142 is expected to increase pretax operating results by approximately $2.2 million during 2002. By June 30, 2002, an independent appraisal firm will perform impairment tests on goodwill and indefinite-lived intangible assets as of January 1, 2002. We have not yet determined what the effect of these tests will be on our earnings and financial position.

     Please see Notes 1 and 4 to the Notes to Consolidated Financial Statements set forth on pages 43 - 50 and 53 - 57, respectively of the Form 10-K for a complete descriptions of our accounting policy and our impairment charges recorded during the year.

Net (Loss)/Income per Share

     We calculate net (loss)/Income per share based on the weighted average number of common shares outstanding. Because we were in a loss position we did not include any stock options outstanding whose exercise price were below the average market price or the effect of the GE Note as their effect would be considered antidulitive.

Results of Operations

     The following table sets forth, for the periods indicated, selected Consolidated Statements of Operations data as a percentage of revenues:

                                                            Year Ended December 31,
                                                            -----------------------
                                                             2001     2000     1999
                                                            -----    -----    -----
Revenues                                                    100.0%   100.0%   100.0%
Cost of revenues                                             64.6     65.5     63.4
                                                            -----     ----     ----
Gross profit                                                 35.4     34.5     36.6
Selling, general and administrative                          35.9     37.6     24.4
Special items                                                 2.4      0.9      0.5
Goodwill impairment                                           9.1      0.5      0.0
                                                            -----     ----     ----
(Loss)/ income from operations                              (12.0)    (4.5)    11.7
Other (expense)/ income, net                                 (0.9)    (1.0)     0.6
Equity in losses of affiliated companies                     (1.9)    (2.9)    (0.1)
Minority interest                                            (0.3)     0.2      0.0
Gain on sale of stock by subsidiary                           2.6      5.6      0.0
Loss on venture investments and affiliated companies         (2.2)     0.0      0.0
Merger-related expenses                                       0.0      0.0     (0.4)
                                                            -----     ----     ----
(Loss)/ income before income taxes                          (14.7)    (2.6)    12.0
Income tax (benefit)/ provision                              (1.0)    (0.5)     4.3
                                                            -----     ----     ----
(Loss)/ income before cumulative effect of change in
   accounting principle                                     (13.7)    (2.1)     7.7
                                                            -----     ----     ----
Cumulative effect of change in accounting principle, net      0.2      0.0      0.0
                                                            -----     ----     ----
Net (loss)/ income                                          (13.5)%   (2.1)%    7.7%
                                                            =====     ====     ====

Note: Percentages may not add or calculate due to rounding.

2001 Compared to 2000

     The following tables present selected financial information for the Company's reporting segments for the years ended December 31, 2001 and 2000:

                                                                     Year Ended December 31, 2001
                                      -------------------------------------------------------------------------------------------
                                                  Mascot               Emerging     Value    Staffing      iGate
                                       Emplifi     Ltd.      eJiva    eServices   Services   Services   Corporate (1)     Total
                                      --------   --------   -------   ---------   --------   --------   -------------   ---------
                                                                         (Dollars in thousands)
External revenues                     $103,982    $89,155   $65,142    $ 49,247   $ 39,579    $65,268      $     --      $412,373
Cost of revenues                        67,705     54,134    35,015      28,766     29,923     50,857            --       266,400
                                      --------    -------   -------    --------   --------    -------      --------      --------
Gross profit                            36,277     35,021    30,127      20,481      9,656     14,411            --       145,973
Selling, general and administrative     18,134     25,412    29,889      32,025      8,274     13,881        20,562       148,177
                                      --------    -------   -------    --------   --------    -------      --------      --------
Income/ (loss) from operations
  before special items                  18,143      9,609       238     (11,544)     1,382        530       (20,562)       (2,204)
Special items                           (2,735)        --    (2,208)    (11,641)   (28,427)    (2,178)           44       (47,145)
                                      --------    -------   -------    --------   --------    -------      --------      --------
Income/ (loss) from operations        $ 15,408    $ 9,609   $(1,970)   $(23,185)  $(27,045)   $(1,648)      (20,518)      (49,349)
                                      ========    =======   =======    ========   ========    =======
Other expenses, net                                                                                          (3,638)      (3,638)
Equity in losses of affiliated
  companies                                                                                                  (7,977)       (7,977)
Minority interest                                                                                            (1,337)       (1,337)
Gain on sale of stock of subsidiary                                                                          10,901        10,901
Loss on venture investments and
   affiliated companies                                                                                      (9,029)       (9,029)
                                                                                                           --------      --------
(Loss)/ income before income taxes                                                                         $(31,598)     $(60,429)
                                                                                                           ========      ========

                                                                     Year Ended December 31, 2000
                                      -------------------------------------------------------------------------------------------
                                                  Mascot               Emerging     Value    Staffing       iGate
                                       Emplifi     Ltd.      eJiva    eServices   Services   Services   Corporate (1)     Total
                                      --------   --------   -------   ---------   --------   --------   -------------   ---------
                                                                         (Dollars in thousands)
External revenues                     $112,977    $71,206   $84,564    $ 54,338    $68,426    $85,776      $     --     $ 477,287
Cost of revenues                        73,146     41,800    45,220      32,920     53,245     66,294            --       312,625
                                      --------    -------   -------    --------    -------    -------      --------     ---------
Gross profit                            39,831     29,406    39,344      21,418     15,181     19,482            --       164,662
Selling, general and administrative     22,960     20,621    45,622      34,038     11,398     19,992        24,745       179,376
                                      --------    -------   -------    --------    -------    -------      --------     ---------
Income/ (loss) from operations
  before special items                  16,871      8,785    (6,278)    (12,620)     3,783       (510)      (24,745)      (14,714)
Special items                           (1,043)        --      (565)       (536)        --     (2,455)       (2,241)       (6,840)
                                      --------    -------   -------    --------    -------    -------      --------     ---------
Income/ (loss) from operations        $ 15,828    $ 8,785   $(6,843)   $(13,156)   $ 3,783    $(2,965)      (26,986)      (21,554)
                                      ========    =======   =======    ========    =======    =======
Other expenses, net                                                                                          (4,727)       (4,727)
Equity in losses of affiliated
  companies                                                                                                 (13,639)      (13,639)
Minority interest                                                                                               794           794
Gain on sale of stock of subsidiary                                                                          26,853        26,853
                                                                                                           --------     ---------
(Loss)/ income before income taxes                                                                         $(17,705)    $ (12,273)
                                                                                                           ========     =========

(1) Corporate activities include general corporate expenses, interest income and expense, equity in losses and goodwill amortization of unconsolidated affiliates, minority interest, one time special charges and merger related expenses, and other unallocated charges. The Company evaluates segments based on income from operations. Since certain administrative and other operating expenses or income sources have not been allocated to the operating business segments, this basis is not necessarily a measure computed in accordance with generally accepted accounting principles and it may not be comparable to other companies.

     The following discussion compares our results of operations for the years ended December 31, 2001 and December 31, 2000. As previously discussed, IRG merged with and into eJiva, Inc. in December 2001. eJiva's operating results include the results of IRG and prior periods have been revised accordingly. The operating results of IRG have been included as part of eJiva's results from March 2000, the date we acquired our majority interest in IRG. As discussed, we implemented a restructuring plan and recognized impairment charges during the year. Please see Note 4 to the Consolidated Financial Statements set forth on pages 53 - 57 of this Form 10-K for a description restructuring, merger and impairment charges.

     Total revenues for the year ended December 31, 2001 were $412.4 million, representing a decline of $64.9 million or 13.6% as compared to revenues of $477.3 million at December 31, 2000. Emplifi's revenues have declined $9.0 million or 8.0%, on a comparative basis, due to declines in demand, utilization of billable consultants, and overall declines in consultant headcount. Billing rates for consultants for comparative periods have had a negative impact on revenues. eJiva's revenues have declined $19.4 million or 23% as compared to 2000, due to declines in project demands caused by declines in capital spending of eJiva customers. Revenues for Emerging eServices segment decreased $5.1 million or 9.4%. The companies within this segment are less mature than other segments and have had difficulty increasing their respective market shares in a slowing economy. Value Services segment declined $28.8 million or 42.2%, due to declines in capital spending of the segment's customers which decreased demand for jointly managed IT services. We expect this segment to decline further into 2002, as we closed CMI in December 2001. Staffing Services segment revenues declined $20.5 million or 23.9%, which is mainly attributable to declines in demand. In the U.S., billing rates have had a negative impact on revenues. Mascot's revenues have increased $17.9 million or 25.2%. Mascot's growth has been through an increasing customer base and expanding their service offerings to existing customers.

     Our gross profit was 35.4% for the year ended December 31, 2001, as compared to 34.5% at December 31, 2000. Gross profit declined in Emplifi, Mascot, eJiva and Staffing Services. The decreases in gross profit in these segments were attributable to a combination of pricing pressures, increases in employee related costs and benefits, and increased usage of subcontract labor. Gross profit in the Emerging eServices and Value Services segments increased as the use of subcontract labor decreased as a percentage of revenue.

     Selling, general and administrative ("SG & A") expenses include all costs that are not directly associated with our revenue-generating consultants. SG & A expenses include non-consultant salaries and employee benefits, consultants costs that are not being utilized, recruiting and training costs, legal and accounting fees, rent, depreciation and amortization, as well as communications and facilities costs. Our SG & A costs for the year ended December 31, 2001 were $148.2 million or 35.9% of revenues as compared to $179.4 million or 37.6% of revenues for the comparable year in 2000. Due to the downturn in the economy and a lower demand for our services, we have taken several steps to control and reduce overhead expenses. Salaries and employee benefits costs decreased due to headcount reductions that occurred throughout the year. Corporate costs decreased for the year 2001 due to the absence of certain costs incurred related to the 2000 reorganization and restructuring. Our depreciation, amortization, rent and facilities costs have remained constant from year to year. We will continue to monitor our SG & A expenses to ensure that we control our costs during the upcoming year. We believe that we have the necessary infrastructure in place to support growth in future periods, without the need to materially increase headcount or other overhead costs.

     We recognized total net equity losses of $8.0 million for the year ended December 31, 2001, related to our equity interests in PTI, iProcess, Air2Web and VCampus. In February 2001, we sold our interest in PTI to Red Hat. Equity losses incurred through February for PTI totaled $0.9 million. In May 2001, we sold our interest in iProcess to GE India. Equity income recognized through May 2001 for iProcess totaled $0.2 million. Our ownership in Air 2Web decreased to 14% in October 2001, requiring us to account for our remaining interest in Air2Web using the cost method. Equity losses incurred through October 2001 prior to the dilution of our interest in Air2Web totaled $3.6 million. We sold our ownership in VCampus in December 2001. Equity losses incurred through December 2001 prior to the sale of VCampus totaled $0.7 million. These losses are included as part of "Equity in Losses of Affiliated Companies" on the Consolidated Statement of Operations. In 2002, we do not expect to incur any equity losses. The following is a summary of the activity in "Equity in Losses of Affiliated Companies" (in millions):

                                                              2001      2000
                                                              ----      ----
Equity loss recognition                                      $ 5.0     $ 8.2
Excess basis goodwill amortization                             4.8       5.4
Gain on iProcess sale                                         (1.8)       --
                                                             -----     -----
     Total net equity losses                                 $ 8.0     $13.6
                                                             =====     =====

     Minority interest reflects the pro rata share of net income or loss of our majority-owned operating subsidiaries attributable to the minority owners. Minority interest amounted to expense of $1.3 million for the year ended December 31, 2001. The minority interest expense in 2001 consisted of the minority share of the net income of Mascot, and IRG (prior to its merger with eJiva), net of the minority share of losses in Symphoni and itiliti. In 2000, the minority share of the net losses of Symphoni and itiliti exceeded the minority share of the net income of Mascot, resulting in a favorable effect on our net income. In addition, the minority partner's basis in itiliti reached zero during 2001 without any legal obligation to fund additional operating losses. As required by generally accepted accounting principles, future losses generated by this subsidiary will be allocated 100% to us. In the event itiliti generates future income, the amount will be allocated first to iGate to the extent of previous losses absorbed by the Company. During 2001, we absorbed $0.9 million of these losses. In March 2002, our interest in itiliti was diluted to an equity investment.

     We incurred $3.6 million of other expense for the year ended December 31, 2001. Other expense consists of interest income, interest expense, and foreign exchange translations on certain of our advances to our foreign subsidiaries. For the year ended December 31, 2000, we recorded expense of $4.7 million, consisting mainly of interest expense on our debts with PNC, GE Equity and foreign exchange translations on intercompany advances.

     We recognized a loss on venture investments and affiliated companies of $9.0 million for the year ended December 31, 2001. We recognized a $3.5 million loss on our investment in Bluewater, a $2.0 million loss on our investment in Xpede, as well as losses in Ordercare, Escend and Brainbench of $0.7 million, $2.7 million and $1.3 million, respectively. We also recognized an impairment loss of $5.0 million on our Air2Web investment due to the fact that the pre-money valuation in an additional financing round was significantly less than our proportionate carrying value. In April 2001, we sold our 300,000 share hedged position in Speechworks stock for a realized gain of $6.4 million. Further, in a related party transaction we sold our remaining investment in VCampus resulting in a $0.2 million loss.

The following summarizes the activity in the "Loss on Venture Investments and Affiliated Companies" (in millions):

                                                              2001
                                                             -----
The Fund impairments                                         $10.2
Air2Web impairment                                             5.0
Gain on sale of Speechworks stock                             (6.4)
Loss on VCampus sale                                           0.2
                                                             -----
     Total Net Loss                                          $ 9.0
                                                             =====

     We recognized a net gain on the sale of our interest in PTI to Red Hat in the amount of $10.9 million, which consists of the net gain of $16.7 million initially recognized on the sale, offset by $5.8 million losses we recognized on the sale of Red Hat Common Stock that we received. We have sold all of our shares in Red Hat Common Stock that are not subject to an escrow agreement. During 2000, we recognized a pretax gain of $26.9 million on our underlying basis change due to Mascot Systems initial public offering. All items are recorded in "Gain on Sale of Stock of Subsidiary" in the Consolidated Statements of Operations.

     Our income tax benefit was $4.1 million at an effective rate of 6.7% for the year ended December 31, 2001, as compared to 20.1% at December 31, 2000, primarily due to the goodwill impairment charge recorded during 2001. The deviation from federal statutory rates results primarily from the write-off of non-deductible goodwill and related amortization, offset to an extent by our tax holiday in India.

2000 Compared to 1999

     The following tables present selected financial information for the Company's reporting segments for the years ended December 31, 2000 and 1999:

                                                                     Year Ended December 31, 2000
                                         -----------------------------------------------------------------------------------------
                                                     Mascot             Emerging     Value     Staffing      iGate
                                          Emplifi     Ltd.     eJiva    eServices   Services   Services   Corporate (1)     Total
                                         --------   -------   -------   ---------   --------   --------   -------------   --------
                                                                         (Dollars in thousands)
External revenues                        $112,977   $71,206   $84,564   $ 54,338    $68,426    $85,776      $     --      $477,287
Cost of revenues                           73,146    41,800    45,220     32,920     53,245     66,294            --       312,625
                                         --------   -------   -------   --------    -------    -------      --------      --------
Gross profit                               39,831    29,406    39,344     21,418     15,181     19,482            --       164,662
Selling, general and administrative        22,960    20,621    45,622     34,038     11,398     19,992        24,745       179,376
                                         --------   -------   -------   --------    -------    -------      --------      --------
Income/ (loss) from operations
  before special items                     16,871     8,785    (6,278)   (12,620)     3,783       (510)      (24,745)      (14,714)
Special items                              (1,043)       --      (565)      (536)        --     (2,455)       (2,241)       (6,840)
                                         --------   -------   -------   --------    -------    -------      --------      --------
Income/ (loss) from operations           $ 15,828   $ 8,785   $(6,843)  $(13,156)   $ 3,783    $(2,965)      (26,986)      (21,554)
                                         ========   =======   =======   ========    =======    =======
Other expenses, net                                                                                           (4,727)       (4,727)
Equity in losses of affiliated
  companies                                                                                                  (13,639)      (13,639)
Minority interest                                                                                                794           794
Gain on sale of stock of subsidiary                                                                           26,853        26,853
                                                                                                            --------      --------
(Loss)/ income before income taxes                                                                          $(17,705)     $(12,273)
                                                                                                            ========      ========

                                                                    Year Ended December 31, 1999
                                         ----------------------------------------------------------------------------------------
                                                    Mascot             Emerging     Value     Staffing      iGate
                                         Emplifi     Ltd.     eJiva    eServices   Services   Services   Corporate (1)    Total
                                         -------   -------   -------   ---------   --------   --------   -------------   --------
                                                                        (Dollars in thousands)
External revenues                        $93,462   $63,363   $62,661    $43,793    $35,521    $172,939      $     --     $471,739
Cost of revenues                          56,100    36,164    31,714     26,459     26,253     122,246            --      298,936
                                         -------   -------   -------    -------    -------    --------      --------     --------
Gross profit                              37,362    27,199    30,947     17,334      9,268      50,693            --      172,803
Selling, general and administrative       11,661    18,217    19,756     13,369      6,206      31,728        14,298      115,235
                                         -------   -------   -------    -------    -------    --------      --------     --------
Income/ (loss) from operations
  before special items                    25,701     8,982    11,191      3,965      3,062      18,965       (14,298)      57,568
Special items                                 --        --        --         --         --      (2,316)           --       (2,316)
                                         -------   -------   -------    -------    -------    --------      --------     --------
Income/ (loss) from operations           $25,701   $ 8,982   $11,191    $ 3,965    $ 3,062    $ 16,649       (14,298)      55,252
                                         =======   =======   =======    =======    =======    ========
Other expenses, net                                                                                            2,983        2,983
Equity in losses of affiliated
  companies                                                                                                     (310)        (310)
Minority interest                                                                                                210          210
Merger related expenses                                                                                       (1,727)      (1,727)
                                                                                                            --------     --------
(Loss)/ income before income taxes                                                                          $(13,142)    $ 56,408
                                                                                                            ========     ========

(1) Corporate activities include general corporate expenses, interest income and expense, equity in losses of unconsolidated affiliates, minority interest, one time special charges and merger related expenses, and other unallocated charges. The Company evaluates segments based on income from operations. Since certain administrative and other operating expenses, income or loss from joint ventures, have not been allocated to the operating business segments, this basis is not necessarily a measure computed in accordance with generally accepted accounting principles and it may not be comparable to other companies.

     The following discussion compares our results of operations for the years ended December 31, 2000 and December 31, 1999, with our recast reporting segments, including our previously-discontinued Staffing Services segment. The operating results of IRG have been included in eJiva's results from March 2000, the date we acquired IRG.

     Our revenues for 2000 increased $5.5 million or 1.2% to $477.3 million from $471.7 million for 1999. Emplifi and eJiva revenues increased $19.5 million and $21.9 million, respectively, due to increased demand for their services. Mascot's revenues increased $7.8 million due to increased demand for offshore services and the acquisition of certain contracts from Emplifi. Our Emerging eServices segment revenue increased $10.6 million due to the acquisitions of itiliti and our majority ownership interest in Symphoni, as well as increased demand for these services. Revenues from the Value Services segment increased $32.9 million, primarily due to the acquisition of CMI, which was purchased in November 1999. Due to current market conditions surrounding the IT services sector, we do not expect that 2001 Value Services revenues will increase. Our Staffing Services segment revenues decreased by $87.2 million due to a slowdown in demand for our services within the segment.

     Our cost of revenues for 2000 increased $13.7 million or 4.6% to $312.6 million from $298.9 million for 1999. Gross profit decreased to 34.5% in 2000 from 36.6% in 1999. All segments experienced a decline in gross profit during 2000. This decrease in gross margins are directly attributable to several factors including the implementation of a up to a four percent (4%) employee match feature in 401(k) retirement plan and increased payroll costs not offset by increased bill rates.

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

     During 2000, we incurred costs of $6.8 million for special items related to restructuring costs and goodwill impairment charges. Restructuring charges of $4.4 million affected the majority of our reporting segments and consisted mainly of employee severance, lease breakage costs and certain business licensing fees that were no longer being utilized due to our restructuring. We incurred charges of $2.5 million for the write-off of impaired goodwill relating to the acquisition of Global Resource Management, Inc. in 1999. In 1999, we incurred $2.3 million of net special charges related to a winding down of an existing relationship with a large integrator client, partially offset by $1.8 million in favorable settlements of outstanding claims that had been reserved. The charges related to the winding down of the relationship consisted of salary, travel and relocation expenses associated with the consultants who had been assigned to the client's various projects.

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

     Other expense, net of other income, totaled $4.7 million in 2000, a $7.7 million increase from other income, net of other expense, of $3.0 million in 1999. Significant changes included $2.2 million of foreign currency translation adjustments on intercompany advances to our foreign subsidiaries, and interest expense in excess of interest earned in the amount of $2.5 million related to the borrowings under our Credit Facility.

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

Liquidity and Capital Resources

     Our working capital position increased $5.0 million from December 31, 2000 to December 31, 2001. During the year, we used a combination of cash, cash equivalents and proceeds from sales of certain investment holdings, for general operating purposes, payments of contingent consideration in connection with past acquisitions, paydown of debt, and funding of our joint ventures and certain operating subsidiaries in their start-up phases. Our accounts receivable decreased by $41.3 million from period to period and our days sales outstanding ("DSO") decreased from 88 days at December 31, 2000 to 68 days at December 31, 2001.

     At December 31, 2001, we had cash and short-term investments of $54.4 million and $43.7 million, respectively, as compared to cash and short-term investments of $22.8 million and $42.7 million, respectively, at December 31, 2000. Short-term investments at December 31, 2001 and 2000 consisted mainly of highly liquid short-term investments. Our focus over the past two years has been liquidity along with the preservation of our principal holdings.

     During the year ended December 31, 2001, we used $9.7 million for earnout payments related to prior acquisitions, and $1.2 million for funding of our joint venture investments. The Fund did not make any new investments during the year, and its operation began to wind down during the first two quarters of 2001 until the Fund finally ceased its operations during July 2001.

     Mascot Systems, our Indian subsidiary, successfully completed an initial public offering in India in June 2000, which generated $30.9 million of proceeds, net of offering costs. As part of Indian governmental regulations, all proceeds from the offering must remain in India, thus we do not have direct access to these funds. However, we believe that it is also in our best business interests that the funds stay in India, as it is likely that Mascot Systems will have the ability to grow its business internally and through acquisitions without drawing on funds from the Company.

     In February 2001, we entered into a forward contract for the sale of 300,000 shares of Speechworks International, Inc. ("Speechworks"), common stock, maturing in April 2001 at a price of $31.13 per share. After deducting transaction costs, we received $8.8 million in proceeds from the sale of the shares. We continue to hold approximately 129,000 shares of Speechworks common stock.

     On February 28, 2001, we sold our 50% ownership interest in PTI to RedHat, in exchange for approximately 3.2 million shares of RedHat common stock. During the year, and once the lockup agreements had expired, we sold approximately 2.9 million of RedHat shares, receiving net proceeds of $12.9 million on the sale of shares, recognizing a net gain on the PTI/Red Hat transaction of $10.9 million. The remaining balance of approximately 300,000 RedHat shares are currently held in escrow. The restrictions lapse on these securities upon the resolution of certain contingencies that existed at the time of the PTI sale.

     In May 2001, we sold our 50% ownership interest in Synerge LLC (d/b/a/" iProcess") to GE India Ventures for $4.25 million.

     Our $50.0 million secured credit facility with PNC Bank, N. A. ("PNC") was renewed and amended (as amended, the "PNC Facility") through July 2003. The PNC Facility provides a maximum loan amount of $50.0 million, subject to the balance of our accounts receivable and certain other factors. The provisions of the PNC Facility require us to maintain at least $30.0 million in cash and cash equivalents, which includes $25 million that we are required to pledge to PNC. During the year, we repaid the $44.7 million balance of the credit facility using cash and cash equivalents generated from operations, proceeds from the sale of our investments in Speechworks stock, proceeds from the sale of Red Hat shares and iProcess as well as a tax refund relating to prior taxable years. We currently have $39.3 million in borrowings available to us through the PNC Facility at March 29, 2002. We had no borrowings outstanding under the PNC Facility at December 31, 2001.

     In conjunction with the amendment and renewal of the PNC Facility, we also amended our Convertible Promissory Note (the "GE Note") to GE Capital Equity Investments, Inc. ("GE Capital") effective October 1, 2001, to include all revised covenants and provisions of the PNC Facility. The entire principal amount of the GE Note will mature on July 22, 2004. Interest payments are payable semi-annually on January 31 and July 31. The GE Note is convertible at any time after July 22, 2002 through its maturity at the option of the holder, into shares of our Common Stock, subject to provisions related to revenue targets for services to GE Capital and certain of its affiliates. In conjunction with the amendment of the GE Note, we also paid down $10 million of the note on October 1, 2001. The current outstanding principal amount is $10 million. At December 31, 2001, the conversion price of the GE Note exceeded the closing price of our Common Stock.

     On September 24, 2001, itiliti, Inc., our majority-owned subsidiary in the Emerging eServices segment successfully completed a $4.0 million bridge financing loan. Interest on the loans is to be accrued at 12% per year and is to be paid on September 24, 2002. Proceeds from the loans were provided from a combination of customers of itiliti and certain strategic investors. Proceeds from the loans are to be used only for general operating purposes and product development. Currently, these funds are reported as cash and cash equivalents on our balance sheet. These loans will automatically convert to equity in itiliti upon completion of $1.0 million round of equity financing on or before September 24, 2002.

     If an equity round does not occur on or before September 24, 2002, itiliti is required to pay each investor a premium equal to the principal amount of each investor's note. As part of the financing, each investor received warrant coverage equal to 25% of their loan amount, with an exercise price of 75% of the price per share in the equity financing. We contributed $0.5 million as part of this bridge loan financing.

     On March 15, 2002, through the sale of new shares by itiliti to strategic investors, itiliti was able to successfully complete an additional round of financing. All outstanding debt owed by itiliti to its investors was converted to equity, thus diluting our ownership to approximately 49%.

     On December 12, 2001, in a transaction unanimously approved by the disinterested directors of the Company, the Fund sold its entire interest in VCampus Corporation ("VCampus"), to Sunil Wadhwani, Co-Founder and CEO and Ashok Trivedi, Co-Founder and President for cash. The Fund owned 1,136,253 shares of common stock of VCampus and sold 568,127 shares to Ashok Trivedi and 568,126 shares to Sunil Wadhwani. Total proceeds received by the Fund amounted to $0.2 million and was divided equally by each of the Co-Founders. The purchase price was determined by applying an approximate 52% discount to the closing price of VCampus common stock on December 11, 2001 to reflect the lack of liquidity and marketability of the shares sold.

     Going forward, we are obligated to pay $6.5 million in additional earnouts for prior acquisitions. These earnouts will paid by March 2003. We will have no further obligations under these agreements.

     In December 2001, IRG, a majority-owned subsidiary of the Company, merged with and into eJiva, Inc. (the "eJiva Merger"). As a consequence of the eJiva Merger, the co-founders of IRG, who held in aggregate a minority interest in IRG, received common stock of eJiva equal to 4.8% of the issued and outstanding stock of eJiva. In recognition of certain agreements that were made with the co-founders of IRG when iGate acquired its majority interest in IRG, the co-founders have a put option which will permit them to sell these shares of common stock to eJiva on September 1, 2003, for an aggregate $9.3 million. In the event eJiva is sold prior to September 1, 2003 for a price that results in the IRG co-founders receiving less than $9 million in the aggregate for their eJiva shares, eJiva has agreed to pay the co-founders cash in the amount of the difference. When iGate acquired IRG in March 2000, iGate agreed to make certain payments to the IRG co-founders up to a maximum aggregate amount of $3.5 million upon the satisfaction of certain revenue targets as measured on March 1 of 2001, 2002 and 2003. In conjunction with the eJiva Merger, eJiva agreed to assume the obligations with respect to these payments. The Co-Founders earned $0.2 million in 2000 under this agreement.

     In connection with the eJiva Merger, eJiva agreed to issue to the co-founders of IRG restricted stock representing in aggregate 3.2% of the issued and outstanding shares of eJiva common stock determined as of the effective date of the eJiva Merger. Subject to continued employment of the co-founders with eJiva, the restricted stock will vest as follows: 20% will fully vest on July 1, 2002; 55% will fully vest on March 31, 2003 and the remaining 25% will vest on March 1, 2004. The IRG co-founders will pay for these restricted shares using a full recourse promissory note bearing interest at the applicable federal rate. Subject to certain conditions, the co-founders have the right to sell to eJiva at the then appraised fair market value 50% of any vested shares on December 31, 2004 and the remaining 50% on December 31, 2005.

     Our functional currency for financial reporting purposes is the U.S. Dollar. We generally invoice our clients and pay expenses in the local currency of the country in which the client is located. Statement of Operations translation gains and losses arising from differences between the functional and local currencies are recognized in the consolidated income statements. Balance sheet gains and losses as a result of fluctuations in foreign currency exchange rates are recognized in shareholders' equity as a component of comprehensive income. We continually evaluate the economic conditions of each country in which we operate and base our foreign currency accounting policies on those assessments.

Seasonality

     Our operations are generally not affected by seasonal fluctuations. However, our consultants' billable hours are affected by national holidays and vacation policies, which vary by country and by operating company.

Economic Trends

     The economic downturn that we have experienced over the last year has resulted in a revenue decline of $64.9 million, a 13.6% decrease from the prior year. Many of our customers have begun, or have recently implemented cost savings or cost cutting initiatives. This decrease in capital spending and cost cutting initiatives has affected each of our operating subsidiaries to varying levels, but our solutions and ODC service offerings have been most affected.

     Our solutions offerings are purchased as value added projects by customers and in times of economic slowdown, are the types of projects that are the first to be delayed or cancelled. In addition, we believe the events of September 11th have slowed traveling abroad considerably. Our ODC facility is located in India, and as part of the sales process, we encourage potential customers to visit our ODC facility. With international travel either postponed or cancelled by a majority of our customers, our ability to demonstrate our ODC facility's benefits to customers has been somewhat reduced.

Recently Issued Accounting Standards

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142 ("SFAS No. 142"), Goodwill and Other Intangible Assets, effective for all business combinations after June 30, 2001 and fiscal years beginning after December 15, 2001, respectively. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with SFAS No. 142.

     We will apply the new rules on accounting for goodwill and other intangible assets beginning in first quarter of 2002. Application of the non-amortization provisions of SFAS No. 142 is expected to increase pretax operating results by approximately $2.2 million during 2002. By June 30, 2002, we will perform impairment tests of goodwill and indefinite-lived intangible assets as of January 1, 2002. We have not yet determined the effect these tests will have on our operating results and financial position.

     In August 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 144 ("SFAS No. 144"), Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121 and the accounting reporting provisions of Accounting Principles Board No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business.
SFAS No. 144 provides a single accounting model for the disposition of long-lived assets including a more definitive approach to classifying an asset as held for sale. In addition, more dispositions will qualify for discontinued operations treatment in the income statement as the criteria for discontinued operations presentation is changed to a component of the business rather than a segment of the business. We are required to apply SFAS No. 144 as of January 1, 2002 and do not believe its implementation will have a material effect on the Company's operating results or financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     On June 30, 1998, the Company entered into a foreign exchange contract with PNC to hedge its foreign exchange exposure on certain intercompany debt. This contract matured at each quarter henceforth and has matured at March 28, 2002 and will be extended until June 28, 2002.

     The outstanding contract is for the sale by the Company of $7.0 million Canadian dollars at 1.5992 (U.S. $ 4.4 million). When the contract matures, the Company expects to access the foreign exchange markets at the then prevailing exchange rates to purchase $7.0 million Canadian dollars for delivery to PNC. If the then-prevailing exchange rate is lower than 1.5992, the Company will record a gain for the difference between the spot rate and 1.5992. Conversely, if the spot rate is higher than 1.5992, the Company will record a loss equal to that difference. At December 31, 2001, the exchange rate was 1.5919.

     We estimate the fair value of the GE Note to be $9.1 million based on its payment stream and the application of an associated risk discount rate. The GE
Note is reflected on the Consolidated Balance Sheet at its outstanding face value of $10.0 million, excluding unpaid accrued interest at an interest rate of 6.3% per annum.

     Investments are invested in highly liquid securities such as money market funds and certain corporate bonds with maturities of one year or less, and marketable equity securities. These securities are generally classified as available for sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. Part of this portfolio includes minority equity investments in several publicly traded companies, the values of which are subject to market price volatility. For example, as a result of market price volatility of our publicly traded equity investments, we experienced a $9.3 million decrease in net unrealized gains during fiscal 2001 on these investments. We have also invested in one privately held company, which can still be considered in the startup or development stage. This type of investment is inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. We could lose our entire initial investment in this company.

     The following analysis presents the hypothetical changes in fair values of public equity investments that are sensitive to changes in the stock market (in millions):

                       Valuation of securities      Fair Value       Valuation of securities
                          given X% decrease            As of            given X% increase
                         in each stock price     December 31, 2001     in each stock price
                       ---------------------------------------------------------------------
                         (75%)   (50%)   (25%)                          25%    50%    75%
                       ---------------------------------------------------------------------
Corporate equities       $0.9    $1.8    $2.6          $3.5            $4.4   $5.3   $6.2
                         ====    ====    ====          ====            ====   ====   ====

     These equity securities are held for purposes other than trading. The model technique used measures the hypothetical change in fair values arising from selected hypothetical changes in each stock's price. Stock price fluctuations of plus or minus 25%, 50%, and 75% were selected based on the probability of their occurrence.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Financial Statements and Supplementary Data required by this item are filed as part of this Form 10-K. See Index to Consolidated Financial Statements on page 36 of this Form 10-K.

               MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING

     The accompanying consolidated financial statements of iGate Corporation and subsidiaries have been prepared by management, which is responsible for their integrity and objectivity. The statements have been prepared in conformity with accounting principles generally accepted in the United States and necessarily include amounts based on management's best estimates and judgments.

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

     The Company's consolidated financial statements have been audited by Arthur Andersen LLP, independent public accountants, whose report thereon appears on page 37 of this Form 10-K. As part of its audit of the Company's 2001 financial statements, Arthur Andersen LLP considered the Company's system of internal controls to the extent it deemed necessary to determine the nature, timing and extent of its audit tests. Management has made available to Arthur Andersen LLP the Company's financial records and related data.

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

Sunil Wadhwani
Co-Chairman, Chief Executive Officer and Director

Michael J. Zugay
Senior Vice President and Chief Financial Officer

----------
                                iGATE CORPORATION
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                               Page
                                                                                               ----
Report of Independent Public Accountants....................................................    37

Consolidated Balance Sheets as of December 31, 2001 and 2000................................    38

Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999..    40

Consolidated Statements of Shareholders' Equity and Comprehensive Loss for the years ended
   December 31, 2001, 2000 and 1999.........................................................    41

Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999..    43

Notes to Consolidated Financial Statements as of December 31, 2001 and 2000.................    44

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of iGate Corporation:

     We have audited the accompanying consolidated balance sheets of iGate Corporation and subsidiaries (a Pennsylvania Corporation) as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and comprehensive loss and cash flows for each of the three years ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of iGate Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Pittsburgh, Pennsylvania
February 5, 2002, except with
respect to the matters dicussed
in Notes 6 and 16, as to which
the date is March 15, 2002.

                                 iGATE CORPORATION
                            CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands, except per share amounts)

                                                                         As at December 31,
                                                                         -------------------
                                                                           2001       2000
                                                                         --------   --------
                        ASSETS
Current assets:
    Cash and cash equivalents                                            $ 54,438   $ 22,773
    Investments                                                            16,314     17,660
    Restricted cash and investments                                        27,430     25,000
    Accounts receivable, net of allowance for
       uncollectible accounts of $2,548 and $1,793, respectively           47,277     88,604
    Unbilled receivables                                                   14,120     30,254
    Employee advances                                                       2,297      7,535
    Prepaid and other assets                                                4,937     13,376
    Prepaid income taxes                                                   10,961     15,407
    Deferred income taxes                                                   5,527      6,006
                                                                         --------   --------

        Total current assets                                              183,301    226,615
                                                                         --------   --------

Investments in unconsolidated affiliates                                   10,513     61,120
                                                                         --------   --------
Land, building, equipment and leasehold improvements, at cost:
    Land and Building                                                       5,547      2,404
    Equipment                                                              28,941     34,490
    Leasehold improvements                                                  3,697      4,066
                                                                         --------   --------
                                                                           38,185     40,960
    Less-- accumulated depreciation                                       (20,355)   (17,282)
                                                                         --------   --------

        Net land, building, equipment and leasehold improvements           17,830     23,678
                                                                         --------   --------

Intangible assets, net                                                     30,467     52,738
                                                                         --------   --------

Total  assets                                                            $242,111   $364,151
                                                                         ========   ========

         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Revolving credit facility                                           $     --   $ 44,695
     Notes payable                                                          5,347         --
     Accounts payable                                                      10,663     17,724
     Accrued payroll and related costs                                     24,666     29,646
     Other accrued liabilities                                             11,916     12,700
     Deferred revenue                                                       5,355      1,185
                                                                         --------   --------

        Total current liabilities                                          57,947    105,950

Convertible promissory note                                                10,000     20,000
Other long-term liabilities                                                 9,229        314
Deferred revenue                                                              939        345
Deferred income taxes                                                      12,434     20,021
                                                                         --------   --------

        Total liabilities                                                  90,549    146,630
                                                                         --------   --------
Minority interest                                                           8,186      6,934

Shareholders' equity:
    Preferred Stock, without par value: 20,000,000 shares
       authorized, 1 share of Series A Preferred Stock issued and
       outstanding                                                             --         --
    Common Stock, par value $0.01 per share:
       100,000,000 shares authorized, 52,245,436 and 52,107,455 shares
       issued at December 31, 2001 and 2000, respectively                     524        522
    Additional paid-in capital                                            142,985    142,706
    Retained earnings                                                      18,012     73,499
    Deferred Compensation                                                    (204)        --
    Common Stock held in treasury, at cost, 964,443 and 813,500 shares    (14,714)   (14,095)
    Accumulated other comprehensive (loss)/ income                         (3,227)     7,955
                                                                         --------   --------

        Total shareholders' equity                                        143,376    210,587
                                                                         --------   --------

Total liabilities and shareholders' equity                               $242,111   $364,151
                                                                         ========   ========

   The accompanying notes are an integral part of these consolidated financial statements.

                                iGATE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

                                                                                Year Ended December 31,
                                                                            ------------------------------
                                                                              2001       2000       1999
                                                                            --------   --------   --------
Revenues                                                                    $412,373   $477,287   $471,739
Cost of revenues                                                             266,400    312,625    298,936
                                                                            --------   --------   --------
Gross profit                                                                 145,973    164,662    172,803

Selling, general and administrative                                          148,177    179,376    115,235
Special items                                                                  9,801      4,385      2,316
Goodwill impairment                                                           37,344      2,455         --
                                                                            --------   --------   --------
(Loss)/ income from operations                                               (49,349)   (21,554)    55,252

Interest income                                                                3,086      3,991      3,764
Interest expense                                                              (3,500)    (5,043)      (859)
Other (expense)/ income, net                                                  (3,224)    (3,675)        78
Equity in losses of affiliated companies                                      (7,977)   (13,639)      (310)
Minority interest                                                             (1,337)       794        210
Gain on sale of stock of subsidiaries                                         10,901     26,853         --
Loss on venture investments and affiliated companies                          (9,029)        --         --
Merger-related expenses                                                           --         --     (1,727)
                                                                            --------   --------   --------

(Loss)/ income before income taxes                                           (60,429)   (12,273)    56,408
Income tax (benefit)/ provision                                               (4,055)    (2,465)    20,197
                                                                            --------   --------   --------

(Loss)/ income before cumulative effect of change in accounting principle    (56,374)    (9,808)    36,211
Cumulative effect of change in accounting principle, net of tax of $592          887         --         --
                                                                            --------   --------   --------
Net (loss)/ income                                                          $(55,487)  $ (9,808)  $ 36,211
                                                                            ========   ========   ========

Net (loss)/ income per common share, basic
before cumulative effect of change in accounting principle:                 $  (1.10)  $  (0.19)  $   0.72
Cumulative effect of change in accounting principle per share:                  0.02         --         --
                                                                            --------   --------   --------
Net (loss)/ income per common share, basic                                  $  (1.08)  $  (0.19)  $   0.72
                                                                            ========   ========   ========

Net (loss)/ income per common share, diluted
before cumulative effect of change in accounting principle:                 $  (1.10)  $  (0.19)  $   0.71
Cumulative effect of change in accounting principle per share:                  0.02         --         --
                                                                            --------   --------   --------
Net (loss)/ income per common share, diluted                                $  (1.08)  $  (0.19)  $   0.71
                                                                            ========   ========   ========

Weighted average common shares outstanding, basic                             51,241     50,437     50,280
                                                                            ========   ========   ========

Weighted average common shares, diluted                                       51,241     50,437     51,510
                                                                            ========   ========   ========

   The accompanying notes are an integral part of these consolidated financial statements.

                                iGATE CORPORATION
    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE LOSS
                             (Dollars in thousands)

                                                          Common Stock
                                                       ------------------   Series A    Additional
                                                                     Par    Preferred    Paid-in     Retained     Deferred
                                                         Shares     Value     Shares     Capital     Earning    Compensation
                                                       ----------   -----   ---------   ----------   --------   ------------
Balance, December 31, 1998                             50,236,080   $502         1      $111,508     $47,096       $  --
Exercise of stock options, includes
    effect of  tax benefit recognized                     270,061      3        --         4,214          --          --
Purchase of treasury shares                                    --     --        --            --          --          --
Comprehensive income:
Unrealized gain on investments, net of tax of
    $0.5 million                                               --     --        --            --          --          --
Currency translation adjustment                                --     --        --            --          --          --
Net income                                                     --     --        --            --      36,211          --
                                                       ----------   ----        --      --------     -------       -----



Balance, December 31, 1999                             50,506,141    505         1       115,722      83,307          --
Exercise of stock options, includes
    effect of  tax benefit recognized                     568,267      6        --        13,587          --          --
Common Stock issued for acquisition                       150,943      2        --         8,260          --          --
Common Stock issued to officers                           882,104      9        --         5,137          --          --
Comprehensive income:
Unrealized gain on investments, net of tax of
    $7.2 million                                               --     --        --            --          --          --
Currency translation adjustment                                --     --        --            --          --          --
Net loss                                                       --     --        --            --      (9,808)         --
                                                       ----------   ----        --      --------     -------       -----



Balance, December 31, 2000                             52,107,455    522         1       142,706      73,499          --
Restricted stock award                                    150,000      2        --           279          --        (281)
Treasury stock transactions and other                     (12,019)    --        --            --          --          --
Amortization of deferred compensation                          --     --        --            --          --          77
Comprehensive income:
Unrealized loss on investments, net of tax of
    $6.8 million                                               --     --        --            --          --          --

Reclassification adjustment for gains realized in
    net income, net of tax $0.6 million                        --     --        --            --          --          --
Currency translation adjustment                                --     --        --            --          --          --
Net loss                                                       --     --        --            --     (55,487)         --
                                                       ----------   ----        --      --------     -------       -----

Balance, December 31, 2001                             52,245,436   $524         1      $142,985     $18,012       $(204)
                                                       ==========   ====        ==      ========     =======       =====

                                                                   Accumulated
                                                                      Other          Total        Comprehensive
                                                       Treasury   Comprehensive   Shareholders'      Income/
                                                        Shares     Income(Loss)      Equity          (Loss)
                                                       --------   -------------   -------------   -------------
Balance, December 31, 1998                            $     --      $  (571)        $158,535
Exercise of stock options, includes
    effect of  tax benefit recognized                       --           --            4,217
Purchase of treasury shares                            (14,095)          --          (14,095)
Comprehensive income:
Unrealized gain on investments, net of tax of
    $0.5 million                                            --         (807)            (807)       $   (807)
Currency translation adjustment                             --          101              101             101
Net income                                                  --           --           36,211          36,211
                                                      --------      -------         --------        --------

                                                                                                      35,505
                                                                                                    ========
Balance, December 31, 1999                             (14,095)      (1,277)         184,162
Exercise of stock options, includes
    effect of  tax benefit recognized                       --           --           13,593
Common Stock issued for acquisition                         --           --            8,262
Common Stock issued to officers                             --           --            5,146
Comprehensive income:
Unrealized gain on investments, net of tax of
    $7.2 million                                            --       10,988           10,988          10,988
Currency translation adjustment                             --       (1,756)          (1,756)         (1,756)
Net loss                                                    --           --           (9,808)         (9,808)
                                                      --------      -------         --------        --------

                                                                                                        (576)
                                                                                                    ========
Balance, December 31, 2000                             (14,095)       7,955          210,587
Restricted stock award                                      --           --               --
Treasury stock transactions and other                     (619)          --             (619)
Amortization of deferred compensation                       --           --               77
Comprehensive income:
Unrealized loss on investments, net of tax of
    $6.8 million                                            --       (9,347)          (9,347)         (9,347)

Reclassification adjustment for gains realized in
    net income, net of tax $0.6 million                     --         (907)            (907)           (907)
Currency translation adjustment                             --         (928)            (928)           (928)
Net loss                                                    --           --          (55,487)        (55,487)
                                                      --------      -------         --------        --------

Balance, December 31, 2001                            $(14,714)     $(3,227)        $143,376        $(66,669)
                                                      ========      =======         ========        ========

   The accompanying notes are an integral part of these consolidated financial statements.

                            iGATE CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                Year Ended December 31,
                                                                           -------------------------------
                                                                             2001       2000       1999
                                                                           --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Operations:
    Net income (loss)                                                      $(55,487)  $ (9,808)  $ 36,211
    Adjustments to reconcile net income to cash provided by operations:
        Depreciation and amortization                                        12,539     13,029      7,102
        Impairment of goodwill                                               37,344      2,455         --
        Gain on sale of stock of subsidiaries                               (10,901)   (26,853)        --
        Allowance for uncollectible accounts                                    755       (312)       342
        Deferred income taxes, net                                               93        803     (3,177)
        Loss on venture investments and affiliated companies                  9,029         --         --
        Loss on impairment of property and equipment                          3,632         --         --
        Equity in losses of affiliated companies                              7,977     13,639        310
        Minority interest                                                     1,337       (794)      (210)
        Deferred revenue                                                      4,764         --         --
        Lease costs associated with terminations                              2,072         --         --
        Amortization of deferred compensation                                    77         --         --
        Amortization of bond premium (discount)                               1,000       (670)       819
    Working capital items:
        Accounts receivable and unbilled receivables                         56,706    (21,341)    (1,487)
        Employee advances                                                     5,238     (3,069)      (848)
        Prepaid and other assets                                             12,885     (8,611)    (1,862)
        Accounts payable                                                     (7,061)     6,711       (687)
        Accrued and other current liabilities                                (7,033)     1,130     (1,872)
                                                                           --------   --------   --------

            Net cash flows provided (used) by operating activities           74,966    (33,691)    34,641
                                                                           --------   --------   --------

CASH FLOWS  FROM INVESTING ACTIVITIES:
    Additions to equipment and leasehold improvements, net                   (6,887)   (13,789)    (7,047)
    Purchases of investments                                                (28,611)   (89,344)   (97,311)
    Sales of investments                                                     28,751    116,118     67,480
    Sales of investments in unconsolidated affiliates                        26,234         --         --
    Acquisitions, net of cash acquired                                           --     (9,158)   (24,815)
    Contingent consideration                                                 (9,735)   (11,072)    (4,969)
    Other investments                                                            --    (42,544)      (810)
                                                                           --------   --------   --------

            Net cash flows provided by/(used)  by investing activities        9,752    (49,789)   (67,472)
                                                                           --------   --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of long-term debt                                                   --         --     30,000
    Payments on long-term debt                                              (10,000)   (10,000)        --
    Borrowings on credit facilities                                              --     84,395     32,000
    Payments on credit facilities                                           (44,695)   (39,700)   (32,000)
    Other                                                                    (2,430)        --         --
    Acquisition of treasury shares                                               --         --    (14,095)
    Proceeds from issuance of subsidiary financing and warrants               5,000         --         --
    Proceeds from issuance of common stock                                       --      5,146         --
    Proceeds from issuance of stock by subsidiary, net of offering costs         --     30,979         --
    Cash received for minority interest in joint venture                         --         --        711
    Net proceeds from exercise of stock options                                  --     13,593      4,217
                                                                           --------   --------   --------

            Net cash flows provided (used) by financing activities          (52,125)    84,413     20,833
                                                                           --------   --------   --------

Effect of currency translation                                                 (928)    (1,756)       101
                                                                           --------   --------   --------

Net change in cash and cash equivalents                                      31,665       (823)   (11,897)
Cash and cash equivalents, beginning of period                               22,773     23,596     35,493
                                                                           --------   --------   --------

Cash and cash equivalents, end of period                                   $ 54,438   $ 22,773   $ 23,596
                                                                           ========   ========   ========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Unrealized gain (loss) on investments                                  $(10,254)  $ 10,988   $   (807)
                                                                           ========   ========   ========
    Common stock issued for acquisition                                    $     --   $  8,262   $     --
                                                                           ========   ========   ========
    Common stock returned to Treasury                                      $    619   $     --   $     --
                                                                           ========   ========   ========
    Shares received from sale of PTI                                       $ 20,526   $     --   $     --
                                                                           ========   ========   ========

SUPPLEMENTAL DISCLOSURE:
    Cash payments for interest                                             $  2,888   $  4,713   $      7
                                                                           ========   ========   ========
    Cash payments for income taxes                                         $  3,921   $  2,569   $ 19,300
                                                                           ========   ========   ========

   The accompanying notes are an integral part of these consolidated financial statements.

                                iGATE CORPORATION

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2001 AND 2000

1.   Summary of Significant Accounting Policies

     The accompanying Consolidated Financial Statements reflect the consistent application of the following significant accounting policies:

(a)  Nature of Business

     iGate Corporation (the "Company") is a worldwide provider of information technology ("IT") services to large and medium-sized organizations.

(b)  Principles of Consolidation

     The Consolidated Financial Statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. The Company accounts for investments in businesses in which it owns between 20% and 50% of equity or otherwise acquires management influence using the equity method as prescribed by Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock". Investments in which the Company acquires less than a 20% interest, or in which the Company does not acquire management influence are accounted for using the cost method of accounting or, if publicly traded, as available-for-sale securities.

(c)  Cash and Cash Equivalents

     Cash and cash equivalents are defined as cash and short-term investments with maturities of three months or less when purchased. Cash equivalents are stated at cost, which approximates market value.

(d)  Short-Term Investments

     These investments consist of money market funds and short-term commercial paper, and are stated at estimated fair value based upon market quotes.

     On August 1, 2000, the Company entered into a $50 million Secured Credit Facility (as amended, the "Facility") as described in Note 6 to the Consolidated Financial Statements. Pursuant to the Facility, the Company has pledged $25 million of its cash and investments to the lender. Such assets are reported on the Company's Consolidated Balance Sheet as restricted investments.

(e)  Disclosures about Fair Value of Financial Instruments

     The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that fair value:

     Cash and short-term investments--The carrying amount approximates market value.

     Accounts receivable - The carrying amount approximates market.

     Revolving credit facility--The carrying amount approximates market value. The outstanding balance is reflected at its outstanding face value, excluding unpaid accrued interest at an interest rate at the lesser of the current LIBOR rate+2% or the Prime rate, calculated on a per annum basis.

     Accounts payable - The carrying amount approximates market.

     Notes Payable--The carrying amount approximates market value due to its short-term nature. The outstanding balance is reflected at its outstanding face value, excluding unpaid accrued interest at an interest rate of 12% per annum.

     Long-term debt--We estimate the fair value of the GE Note to be $9.1 million based on its payment stream and the application of an associated risk discount rate. The GE Note is reflected on the Consolidated Balance Sheet at its outstanding face value of $10.0 million, excluding unpaid accrued interest at an interest rate of 6.3% per annum.

(f)  Minority Interest

     Minority interest represents the proportionate share of outside equity holders. At December 31, 2001, the Company had outside equity holders for the following companies:

                                            Percentage Outside Ownership
                                            ----------------------------
               Symphoni, LLC                          10%
               Mascot Systems, Ltd.                   11%
               itiliti, Inc.                          11%
               eJiva, Inc.                             5%

     Symphoni, LLC and itiliti, Inc. minority shareholders each had one voting seat on the Board of Directors. Mascot Systems, Ltd. is publicly held in India. All outside shareholders may vote. In addition, the minority partner's basis in itiliti reached zero during 2001 without any legal obligation by the minority partners to fund additional operating losses. As required by generally accepted accounting principles, future losses generated by this subsidiary will be allocated 100% to the Company. In the event itiliti generates future income, the amount will be allocated first to iGate to the extent of previous losses absorbed by the Company. During 2001, the Company has absorbed $0.9 million of these losses. (See Note 16)

(g)  Accounts Receivable

     The Company extends credit to clients based upon management's assessment of their creditworthiness. Substantially all of the Company's revenues (and the resulting accounts receivable) are from Fortune 500 companies, major systems integrators and governmental agencies.

     Unbilled receivables represent amounts recognized as revenues for the periods presented based on services performed in accordance with the terms of client contracts that will be invoiced in subsequent periods.

(h)  Investments

     The Company accounts for its investments in marketable securities in accordance with Statements of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). The Company has determined that certain of its investments in marketable securities are to be classified as available-for-sale and recorded at fair value, utilizing the investments closing price at December 31, 2001. These investments are recorded on the balance sheet at market value , with the unrealized gains or losses, net of tax, reported as a component of comprehensive income in the Consolidated Statement of Shareholders' Equity and Comprehensive Loss. Unrealized gain or loss is the difference between what the Company originally paid for an investment and the investments fair value at December 31, 2001. Realized gains or losses on securities sold are calculated using the specific identification method.

     The Company accounts for investments in businesses in which it owns between 20% and 50% of equity or otherwise acquires management influence using the equity method of accounting as prescribed by Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock". The Company's proportionate share of investment income or loss in affiliates accounted for under the equity method is recorded as part of "Equity in Losses of Affiliated Companies". Investments in which the Company acquires less than a 20% interest, or in which the Company does not acquire management influence are accounted for using the cost method of accounting.

(i)  Ventures

     Prior to 2001, the Company had invested in certain ventures, which were accounted for using the equity method of accounting. Certain of these joint ventures were in the early stages of development during the year. All of the Company's ventures were sold during 2001,with the exception of Air2Web is now accounted for using the cost method of accounting because of a reduction in the Company's ownership percentage.

(j)  Goodwill and Intangible Assets

     Intangible assets, which include the excess of purchase price and related costs over the value of the net assets acquired, are amortized using the straight-line method over periods ranging from five to 30 years. The Company assesses the recoverability of goodwill by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows in accordance with SFAS No. 121 "Accounting for the Impairment or Disposal of Long-Lived Assets to be Disposed Of".

     During the year ended December 31, 2001, the Company recorded a goodwill impairment charge of $37.3 million consisting of impairments on CMI of $22.3 million, Direct Resources Ltd. of $4.6 million, and Symphoni of $10.4 million (see Note 4). CMI and Direct Resources Ltd. are included in the Value Services segment and Symphoni is included as part of the Emerging eServices segment.

     During the year ended December 31, 2000, Global Resource Management ("GRM"), which was acquired in January 1999, ceased operations. Accordingly, the Company recorded impairment charges of $2.5 million to write off the unamortized balance of goodwill recorded in the acquisition of GRM.

     The impairment charges for both years are included in the Consolidated Statement of Operations on the "goodwill impairment" line. The Company believes that the carrying amount of all other intangible assets will be realizable over their respective amortization periods. Amortization expense was approximately $3.1 million, $5.4 million, and $1.3 million, for the years ended December 31, 2001, 2000, and 1999, respectively.

(k)  Land, Building, Equipment and Leasehold Improvements

     Property and equipment are stated at cost. The Company provides for depreciation using the straight-line method in amounts that allocate the costs of equipment over their estimated useful lives of three to seven years, and leasehold improvements over the shorter of the life of the improvement or of the underlying lease term. Upon disposal, assets and related accumulated depreciation are removed from the Company's accounts and the resulting gains and losses are reflected in the Consolidated Statements of Operations.

(l)  Income Taxes

     Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The Company has evaluated its deferred tax asset and has recorded a valuation allowance where appropriate.

     Historically, the government of India has provided incentives, in the form of tax holidays, to encourage foreign investment. The Company's operation in India was eligible for a tax holiday for a five-year period beginning in 1997.

(m)  Derivatives

     The Company selectively uses foreign exchange contracts to hedge foreign exchange exposure on certain intercompany debt. Gains and losses on the foreign exchange contracts are recognized in the Consolidated Statement of Operations. Such gains and losses are substantially offset in by gains or losses on translation of the related intercompany advance.

     At December 31, 2001, the Company held one foreign exchange contract, which matures on June 28, 2002. The outstanding contract is for the sale by the Company of $7.0 million Canadian dollars at 1.5992 or U.S. $4.4 million.

     During the first quarter of 2001, the Company recorded a gain on the cumulative effect of a change in accounting principle of $0.9 million, net of tax. The net gain resulted from our implementation of SFAS No. 133 "Accounting for Derivative Investments and Hedging Activities" on January 1, 2001. The net gain resulted from recording the net value of our derivative investments in Speechworks common stock warrants.

(n)  Currency Translation Adjustment

     The financial statements of foreign subsidiaries are translated using the exchange rate in effect at year-end for balance sheet accounts and the average exchange rate in effect during the year for revenue and expense accounts.

     The Company's functional currency for financial reporting purposes is the U.S. Dollar. The Company generally invoices its clients and pays expenses in the local currency of the country in which the client is located. Translation gains and losses arising from differences between the functional and local currencies are recognized in the Consolidated Statements of Operations as part of "Other Income/(Expense)". Balance Sheet gains and losses as a result of fluctuations in foreign currency exchange rates are recognized in the Consolidated Statement of Shareholders' Equity and Comprehensive Loss as a component of accumulated other comprehensive loss. The Company continually evaluates the economic conditions of each country in which it operates, and bases its foreign currency accounting policies on those assessments.

(o)  Revenue Recognition

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

     itiliti enables cost-effective and streamlined operations around the procurement and management of human resources primarily through software hosting arrangements. itiliti normally receives advance payments with its contracts and recognizes substantially all revenues for both the fixed components and transaction fees ratably over the contracted life of the hosting arrangement.

(p)  Software Development Costs

     Costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized in accordance with SFAS No. 86 "Computer Software to be Sold, Leased or Otherwise Marketed".

(q)  Gains on Issuance of Stock by Subsidiaries

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

(r)  Net Loss/Income per Share

     Net loss/income per share is calculated based on the weighted average number of common shares outstanding. Stock options outstanding and the effect of the GE Note have not been included in the net loss per share calculation since their effect would be antidilutive.

(s)  Use of Estimates in the Preparation of Financial Statements

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

(t)  Reclassifications and Restatements

     Certain reclassifications have been made to the Company's 1999 Consolidated Financial Statements to conform to current year presentation. The Company's 1999 Consolidated Financial Statements have been restated to consolidate an investment in which the Company had acquired a controlling interest, which had previously been accounted for under the equity method of accounting. The Company has also reclassified expenses related to consultants' non-billable time from cost of revenues to selling, general, and administrative expenses.

(u)  Recently Issued Accounting Standards

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for all business combinations after June 30, 2001 and fiscal years beginning after December 15, 2001, respectively. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with SFAS No. 142.

     We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of SFAS No. 142 is expected to increase pretax operating results by approximately $2.2 million during 2002. By June 30, 2002, we will perform impairment tests of goodwill and indefinite-lived intangible assets as of January 1, 2002. We have not yet determined what the effect of these tests will be on our earnings and financial position.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121 and the accounting reporting provisions for Accounting Principles Board No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. SFAS No. 144 provides single accounting model for disposition of long-lived assets including a more definitive approach to classifying an asset as held for sale. In addition, more disposition will qualify for discontinued operations treatment in the income statement as the criteria for discontinued operations presentation is changed to a component of the business rather than a segment of the business. We are required to apply SFAS No. 144 as of January 1, 2002 and do not believe its implementation will have a material effect on the Company's operating results or financial position. We are required to apply SFAS No. 144 as of January 1, 2002.

2.   Investments and Restricted Investments

     The Company had short-term investments consisting of commercial paper, money market funds and corporate bonds that totaled $16.3 million and $17.7 million at December 31, 2001 and 2000, respectively. These funds are to be used for Mascot's purposes only due to Indian governmental restrictions.

     In addition, the Company had restricted investments consisting of money market funds, that totaled $27.4 million and $25.0 million at December 31, 2001 and 2000, respectively. The restrictions related to the Credit Facility (see
Note 6) and upfront funding for employee medical benefits in the amounts of $25.0 million and $2.4 million, respectively.

3.   Investments in Unconsolidated Affiliates

     The Company's investments in unconsolidated affiliates, and the percentage of the affiliate owned by the Company are presented on a comparative basis, at December 31, 2001 and 2000, respectively. The investments are grouped by the applicable method of accounting. All ownership positions set forth on the table have been calculated based on the issued and outstanding common stock of each entity, assuming the issuance of common stock on the conversion or exercise of preferred stock and convertible notes, but excluding the effect of unexercised options and warrants.

                                                 Percentage     Percentage
                                                 Owned at       Owned at
                                                December 31,   December 31,
                                                   2001           2000
                                                ------------  -------------
Available-for-sale equity securities:
Speechworks International, Inc...............         *             2%
Versata, Inc.................................         *             *

Equity method of accounting:
Air2Web, Inc.................................        14%           22%
Planning Technologies, Inc...................        --            50%
Synerge, LLC (d/b/a iProcess)................        --            50%
VCampus, Inc.................................        --            14%

Cost method of accounting**:
Bluewater Information Convergence, Inc.......        --             9%
Brainbench, Inc..............................        --             5%
Escend Technologies, Inc.....................        --            15%
Xpede, Inc...................................        --             *

* Denotes less than 1%

** During 2001, the Company has recorded impairment charges and is reflecting 0% ownership due to the Company's belief than no return of capital will be realized on these holdings. However, the respective shares of these companies are still owned by the Company.

Loss on Venture Investments and Affiliated Companies
----------------------------------------------------

     In April 2001, we sold our 300,000 share hedged position in Speechworks. After deducting transaction costs, we received $8.8 million in proceeds and recognized a $6.4 million gain from the sale of the shares. We continue to hold approximately 129,000 shares of Speechworks common stock. The net gain of $6.4 million is included as part of "Loss on Venture Investments and Affiliated Companies" on the Consolidated Statement of Operations.

     We recognized a loss on venture investments and affiliated companies of $9.0 million for the year ended December 31, 2001. We recognized a $3.5 million loss on our investment in Bluewater, a $2.0 million loss on our investment in Xpede, as well as losses in Ordercare, Escend and Brainbench of $0.7 million, $2.7 million and $1.3 million, respectively. The Fund does not anticipate realizing any value from these investments either due to a combination of the companies going out of business or being devalued so significantly causing impairment. These impairments are included as part of "Loss on Venture Investments and Affiliated Companies" on the Consolidated Statement of Operations.

     In March 2000, we acquired a 25% ownership in Air2Web, Inc. ("Air2Web"), a startup company providing wireless application services that is incorporated in Georgia. The investment has since been diluted to 14% due to an additional round of equity financing in which we did not participate. The equity round of financing occurred in October 2001, at a pre-money valuation less than our initial investment. We were required to recognize an impairment loss in the amount of $5.0 million on our remaining investment due to the fact that the pre-money valuation in the Series C round was less than our initial investment. In addition, Air2Web surrendered 150,943 shares of Company common stock that was issued in connection with the Company's initial investment. Because we now own less than 20%, we are required to account for our remaining investment in Air2Web prospectively under the cost method of accounting. Prior to the equity round of financing that occurred in October 2001, we accounted for our investment in Air2Web under the equity method of accounting.

     On December 12, 2001, in a transaction unanimously approved by the disinterested directors of the Company, the Fund sold its entire interest in VCampus Corporation ("VCampus"), to Sunil Wadhwani, Co-Founder and CEO and Ashok Trivedi, Co-Founder and President for cash. The Fund owned 1,136,253 shares of common stock of VCampus for a total purchase price of $4.1 million and sold 568,127 shares to Ashok Trivedi and 568,126 shares to Sunil Wadhwani. Total proceeds received by the Fund amounted to $0.2 million and was divided equally by each of the Co-Founders. The purchase price was determined by applying an approximate 52% to the closing price of VCampus common stock on December 11, 2001 discount to reflect the lack of liquidity and marketability of the shares sold. The Fund realized a $0.2 million loss on the sale. Until we sold our interests in VCampus, the Fund recognized its proportionate share of loss in its investment in VCampus under the equity method of accounting.


     The following summarizes the activity in the "Loss on Venture Investments and Affiliated Companies" (in millions):

                                             2001
                                           -------
      Gain on sale of Speechworks stock    $ (6.4)
      Fund impairments                       10.2
      Air2Web impairment                      5.0
      Loss on VCampus sale                    0.2
                                           ------
         Total Net Loss                    $  9.0
                                           ======

Equity in Losses of Affiliated Companies
----------------------------------------

     We recognized equity losses and excess basis goodwill amortization of $8.0 million for the year ended December 31, 2001, related to our equity interests in PTI, iProcess, Air2Web and VCampus. In February 2001, we sold our interest in PTI to Red Hat. Equity losses incurred through February for PTI totaled $0.9 million. In May 2001, we sold our interest in iProcess to GE India and recognized a gain of $1.8 million. Equity income recognized through May 2001 for iProcess totaled $0.2 million. Our ownership in Air2Web decreased to 14% in October 2001, requiring us to account for our remaining interest in Air2Web using the cost method. Equity losses incurred through October 2001 prior to the dilution of our interest in Air2Web totaled $3.6 million. We sold our ownership in VCampus in December 2001. Equity losses incurred through December 2001 prior to the sale of VCampus totaled $0.7 million. These losses are included as part of "Equity in Losses of Affiliated Companies" on the Consolidated Statement of Operations. In 2002, we do not expect to incur any equity losses.

     The following is a summary of the activity in "Equity in Losses of Affiliated Companies" (in millions):

                                                        2001
                                                        -----
            Equity loss recognition                     $5.0
            Excess basis goodwill amortization           4.8
            Gain on iProcess sale                       (1.8)
                                                        -----
               Total net equity losses                  $8.0
                                                        =====

Gain on Sale of Stock of Subsidiaries
-------------------------------------

     From January through February 28, 2001, the Company recorded its share of PTI's loss in accordance with equity accounting rules. Upon the closing of the sale, the Company accounted for its investment in Red Hat Common Stock as available for sale securities in accordance with SFAS No. 115.

     On February 28, 2001, the Company sold its approximately 50% interest in Planning Technologies, Inc. ("PTI") to Red Hat, Inc. ("Red Hat") in exchange for approximately 3.2 million shares of Red Hat Common Stock. As part of the agreement, approximately 0.3 million of the shares of Red Hat Common Stock are held in escrow. The Company recorded a gain of approximately $16.7 million pursuant to the Red Hat transaction. The Company's portion of the proceeds on the sale was calculated based upon the closing price of Red Hat Common Stock on February 23, 2001 of approximately $6.44. Beginning in the second quarter of 2001, the Company began liquidating its investment in the shares of Red Hat Common Stock. The Company sold 2.9 million non-restricted shares of Red Hat Common Stock recognizing a realized loss in the amount of $5.8 million.

     The gain on the sale of PTI and the realized losses incurred on the sale of Red Hat Common Stock are both classified as "Gain on Sale of Stock of Subsidiaries" on the Consolidated Statement of Operations.

Carrying Value and Cost Basis of Investments
--------------------------------------------

     The following table summarizes the Company's investments in unconsolidated affiliates as of December 31, 2001 and 2000. Ownership interests are classified according to applicable accounting methods.

                                           December 31, 2001    December 31, 2000
                                           -----------------    -----------------
                                          Carrying    Cost     Carrying    Cost
                                           Value      Basis     Value      Basis
                                          ---------  -------   --------   -------
                                                   (Dollars in thousands)
Available-for-sale equity securities ..    $ 3,513   $ 3,102    $21,157   $ 3,575
Equity method of accounting/1/ ........         --        --     27,915    38,062
Cost method of accounting/1/ ..........      7,000     7,000     12,048    12,048
                                           -------   -------    -------   -------
                                           $10,513   $10,102    $61,120   $53,685
                                           =======   =======    =======   =======

     /1/ Air2Web was an equity investment in 2000, and diluted to cost in 2001.

Components of Other Comprehensive Income
----------------------------------------

     The following table summarizes the Company's changes in other comprehensive income as of December 31, 2001, 2000 and 1999:

                                                                2001       2000      1999
                                                               -------   --------   ------
Gross unrealized loss                                          $16,183   $     --   $1,345
Gross unrealized gain                                               --    (18,021)      --
Reclassification adjustment for gains realized in net income       907         --       --
Taxes allocated to unrealized (losses)/gain                     (6,835)     7,033     (538)
                                                               -------   --------   ------
Change in other comprehensive income                           $10,255   $(10,988)  $  807
                                                               =======   ========   ======

4.   Restructuring, Merger and Goodwill Impairment Charges

     In the third quarter of 2001, the continued economic downturn caused us to do an extensive review of our operations and certain overhead costs associated with each reportable segment. In August 2001, we approved a restructuring plan (the "plan"). Based upon our revenue trends and the general economic environment, we decided to put a plan in place that would serve to cut excess costs in certain of the operating segments. As part of this plan, we recorded severance costs in the amount of $1.0 million. We reduced employee headcount by 84. These employees ranged from executive level through administrative assistants, and affected eJiva, Emerging eServices, and iGate Corporation. We also recorded a $2.4 million charge for a bonus for one of our key executives as a result of additional responsibilities he is assuming through the restructuring. We also performed an extensive fixed asset inventory in each reportable segment, in order to identify any fixed assets, such as laptops and computer equipment that were deemed to be in excess due to the headcount reduction as well as the continued economic downturn. Based upon fixed asset inventory, we recorded write-downs of $2.1 million. These write-downs of excess equipment were recorded in the Emplifi, eJiva, Emerging eServices, Value Services and iGate segments. We also decided to exit our training function at the iGate level in favor of a more decentralized approach. Exit costs associated with the training department were $0.8 million, consisting of education-related licensing agreements entered into that will no longer be utilized. In the Value Services segment, we recorded a charge of $1.3 million for lease costs associated with the closure of our office in San Francisco. Our total charge for the plan totaled $7.6 million. We believe these steps were necessary due to declines in demand and overall headcount. We believe that when our business grows in future periods, we do have the necessary infrastructure in place to support this growth and will not need to increase any costs similar to the items we recorded as special items. We will continued to monitor our headcount, our operations, as well as our office space currently under leasing arrangements, which may result in future charges.

     In December 2000, the Company recorded a restructuring charge related to its Canadian operations in the amount of $1.6 million. The costs associated with the Canadian restructuring exceeded the Company's original estimated amount by $0.6 million. Actual costs associated with the restructuring totaled $2.2 million.

     As part of the Canadian restructuring, the Company recorded $1.1 million in severance costs. The Company reduced employee headcount by 49. These employees range from executive level through administrative assistants. In addition, the Company recorded costs in the amount of $0.9 million, related to exit costs associated with office closures in Montreal, Ottawa and Toronto. Leasehold improvements in the amount of $0.2 million were written off related to build-out costs at these locations.

     In December 2001, the Company also severed 3 employees of GFS, ranging from executive level to general and administrative support, incurring a charge of $0.2 million. In December 2001, IRG, a majority-owned subsidiary of the Company, merged with and into eJiva, Inc. As part of the merger, eJiva incurred $1.4 million of merger related exit costs associated with a leased space in Pittsburgh. The merged eJiva entity relocated to IRG office space.

     The components of the restructuring charges, merger and the restructuring accrual at December 31, 2001 are as follows:

                                                Accrued                                               Accrued
                                              December 31, Charged to      Asset          Cash       December 31,
                                                 2000       Expense     Write-Downs   Expenditures      2001
                                              ----------   ----------   -----------   ------------   ------------
               (in thousands)
Severance, retention bonus and related items     $1,196      $4,063      $    --        $(1,672)        $3,587
Exit costs of training activity                      --         834         (734)          (100)            --
Fixed assets write-downs                             --       2,793       (2,793)            --             --
Lease costs of office closure                     1,407       2,111           --           (692)         2,826
Other reserves                                    2,449          --           --         (2,449)            --
                                                 ------      ------      -------        -------         ------
Total                                            $5,052      $9,801      $(3,527)       $(4,913)        $6,413
                                                 ======      ======      =======        =======         ======

     In 2000, the Company incurred $4.4 million related to an internal restructuring that occurred during the fourth quarter of 2000. Costs incurred related to the restructuring included costs for employee severance, office closures, professional fees and the write-off of certain business licenses specific to the restructuring. The costs are expected to be paid by the end of the fiscal year ended December 31, 2002.

     The Company merged with the Amber Group in 1999, and incurred costs totaling $1.7 million for employee severance, professional fees and office closures during the year ended December 31, 1999.

Goodwill Impairment
-------------------

     During the third quarter, in light of the continued economic downturn, and in conjunction with the restructuring plan, we also performed an assessment of the carrying values of our intangible assets. The intangible asset balance consisting of goodwill, represents excess purchase price on certain of our acquisitions in prior years. Our analysis was conducted in accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" guidelines and involved a combination of financial forecasting, and undiscounted and discounted cash flow analysis and valuation methodologies that we have used and currently do use in valuing companies within our market sectors.

     In addition to the continued economic downturn, there were a number of events that led us to analyze our goodwill for impairments. Certain units were focused in the financial services sector or are in geographic areas that suffered disproportionately higher revenue and business declines. In addition, key co-founders of certain of our acquired business units left to pursue other interests. There have been bankruptcies and related customer losses at the impaired units. Finally, recent failed expressions of interests of certain units have suggested impairments.

     Based upon the impairment tests that were conducted, we recorded a goodwill impairment charge of $37.3 million, consisting of impairments on CMI of $22.3 million, Direct Resources Ltd. of $4.6 million, and Symphoni of $10.4 million. In December 2001, CMI ceased its operations.

     In the fourth quarter of 2000, we recorded a goodwill impairment charge of $2.5 million related to the 1999 acquisition of Global Resource Management, Inc.

5.   Income Taxes

     Income (loss) before income taxes, as shown in the accompanying Consolidated Financial Statements, consisted of the following for the years ended December 31, 2001, 2000, and 1999:

                                                                           December 31,
                                                                  ------------------------------
                                                                    2001       2000       1999
                                                                  --------   --------   -------
                                                                     (Dollars in thousands)
Domestic.......................................................   $(68,733)  $(10,634)  $45,560
Foreign........................................................      8,304     (1,639)   10,848
                                                                  --------   --------   -------
     Income (loss) before income taxes and cumulative effect...   $(60,429)  $(12,273)  $56,408
                                                                  =========  ========   =======

     Taxes on income, as shown on the accompanying Consolidated Financial Statements, consisted of the following for the years ended December 31, 2001, 2000, and 1999:

                                                                                    December 31,
                                                                            ---------------------------
                                                                              2001      2000      1999
                                                                            -------   -------   -------
                                                                               (Dollars in thousands)
Current provision/(benefit):
   Federal...............................................................   $(5,018)  $(5,237)  $15,330
   State ................................................................       582     1,141     2,454
   Foreign...............................................................       288        50     2,225
                                                                            -------   -------   -------
        Total current provision (benefit)................................    (4,148)   (4,046)   20,009
                                                                            -------   -------   -------
Deferred provision/(benefit):
   Federal...............................................................    (3,536)    2,162       150
   State ................................................................      (623)     (581)       38
   Foreign...............................................................    (1,092)       --        --
   Valuation allowance...................................................     5,344        --        --
                                                                            -------   -------   -------
        Total deferred provision.........................................        93     1,581       188
                                                                            -------   -------   -------
        (Benefit) provision for income taxes before cumulative effect....    (4,055)   (2,465)   20,197
        Deferred income tax benefit allocated to cumulative effect.......      (592)       --        --
                                                                            -------   -------   -------
         Total (benefit) provision for income taxes.......................  $(4,647)  $(2,465)  $20,197
                                                                            =======   =======   =======


     The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes for the years ended December 31, 2001, 2000 and 1999 were as follows:

                                                                       December 31, 2001    December 31, 2000   December 31, 1999
                                                                      ------------------   ------------------   -----------------

Income taxes computed at the federal statutory rate................   $(21,150)  (35.0)%    $(4,296)  (35.0)%     $19,734   35.0%
State income taxes, net of federal tax benefit.....................       (321)   (0.5)         364     3.0         1,437    2.5
Foreign taxes at other than U.S. statutory rate....................     (3,011)   (5.0)        (286)   (2.3)         (128)  (0.2)
Nondeductible goodwill.............................................     14,558    24.1        2,740    22.3           248    0.4
Tax-exempt interest................................................         --      --         (645)   (5.3)           --     --
Other..............................................................        525     0.9         (342)   (2.8)       (1,094)  (1.9)
Valuation allowance................................................      5,344     8.8           --      --            --     --
                                                                      --------   -----      -------   -----       -------   ----
   Provision (benefit) for income taxes before cumulative effect      $ (4,055)   (6.7)%    $(2,465)  (20.1)%     $20,197   35.8%
                                                                      ========   =====      =======   =====       =======   ====

     The components of the deferred tax assets and liabilities were as follows:

                                                              December 31,
                                                              ------------
                                                             2001      2000
                                                           -------   -------
                                                          (Dollars in thousands)
Deferred tax assets:
--------------------
Allowance for doubtful accounts and employee advances...   $   667   $   530
Accrued health benefits.................................       377     1,077
Accrued vacation and bonuses............................     2,614     1,205
Depreciation ...........................................       207       417
Reserve for Canadian employment taxes...................       576       974
Foreign currency translation adjustments................     1,928     1,449
Capital losses in investments...........................     5,344     2,003
Unrealized losses on investments........................       198        --
Foreign and other tax credits...........................       714        --
Other...................................................       550        --
Valuation allowance.....................................    (6,058)       --
                                                           -------   -------
Total deferred tax assets...............................     7,117     7,655

Deferred tax liabilities:
-------------------------
Compensation for IMIS employees.........................     3,065     3,180
Section 481(a) adjustments..............................       124       142
Mascot IPO basis difference.............................    10,835    10,835
Unrealized gain on investments..........................        --     7,033
Other...................................................        --       480
                                                           -------   -------
Total deferred tax liabilities..........................    14,024    21,670
                                                           -------   -------
Net deferred tax liability..............................   $ 6,907   $14,015
                                                           =======   =======

Net deferred tax liability..............................   $ 6,907   $14,015
Plus: net current deferred tax asset....................     5,527     6,006
                                                           -------   -------
Net long-term deferred tax liability....................   $12,434   $20,021
                                                           =======   =======

     As of December 31, 2001, the Company had available foreign and other tax credits of approximately $0.7 million that expire in the year 2004. The Company's deferred tax liabilities decreased during the year primarily due to the reversal of previously unrealized gains on available-for-sale securities recorded in accumulated other comprehensive income. During 2001, the Company has reduced certain deferred tax assets generated from capital loss transactions through a valuation allowance as the Company believes that future capital gains will not be generated to permit the reversal of the deductible temporary differences. In addition, the Company has reserved for 100% of its tax credits due to its expectation that these credits will expire without utilization.

     At December 31, 2001, certain reclassifications were made to the deferred and prepaid income tax balances to reflect differences between the actual filing and estimated amounts at December 31, 2000. In addition, certain description classifications and their associated balances have been added for comparability purposes between years.

6.   Credit Facilities and Bridge Loan Financing

     On August 1, 2000, the Company entered into a $50.0 million secured credit facility with PNC Bank, N.A. ("PNC"), replacing an existing $75.0 million revolving credit facility (the "Old Facility"). The $50.0 million credit facility was renewed and amended effective October 1, 2001 (the "New PNC Facility") and matures July 31, 2003. The New PNC Facility provides a maximum loan amount of $50.0 million, subject to the Company's accounts receivable balance and other factors. The New PNC Facility contains certain restrictive covenants related to maintenance of certain income net equity and leverage ratios or levels and the prohibition of certain distributions to shareholders. Currently, the most restrictive covenant is the obtainment of specified levels of "Minimum Consolidated Income from Operations" as defined in the agreement. As of December 31, 2001, our consolidated net income was $0.3 million in excess of the required level. In addition, covenants in the New PNC Facility require the Company to maintain an aggregate of $30.0 million in cash and cash equivalents, of which, $25.0 million has been pledged to PNC. The Company was in compliance with the covenants at December 31, 2001.

     The Company had no borrowings outstanding under The New PNC Facility at December 31, 2001. At December 31, 2000, borrowings of approximately $44.7 million were outstanding on the New PNC Facility. The weighted average interest rates were approximately 8.1%, 9.0% and 8.4% during fiscal years 2001, 2000 and 1999, respectively.

     From December 3, 1998 to August 1, 2000, the Company had in place the Old Facility, which provided a maximum loan amount of $75.0 million. The Old Facility contained certain restrictive covenants and financial ratio requirements that limited distributions to shareholders and additional borrowings.

     On September 24, 2001, itiliti, Inc., our majority-owned subsidiary in the Emerging eServices segment successfully completed a $4.0 million bridge financing loan. Interest on the loans is to be accrued at 12% per year and is to be paid on September 24, 2002. Proceeds from the loans were provided from a combination of customers of itiliti and certain strategic investors. Proceeds from the loans are to be used only for general operating purposes and product development. Currently, these funds are reported as cash and cash equivalents on our balance sheet. These loans will automatically convert to equity in itiliti upon completion of a $1.0 million round of equity financing on or before September 24, 2002.

     If an equity round does not occur on or before September 24, 2002, itiliti is required to pay each investor a premium equal to the principal amount of each investor's note. As part of the financing, each investor received warrant coverage equal to 25% of their loan amount, with an exercise price of 75% of the price per share in the equity financing. We contributed $0.5 million as part of this bridge loan financing.

     On March 15, 2002, through the sale of new shares by itiliti to strategic investors itiliti was able to successfully complete an additional round of financing. All outstanding debt owed by itiliti to its' investors was converted to equity, thus diluting our ownership to approximately 49%.

7.   Commitments and Contingencies

     The Company rents certain office facilities and equipment under noncancelable operating leases, which provide for the following future minimum rental payments as of December 31, 2001:

Period ending            Amount
-------------            ------
December 31,      (dollars in thousands)
-------------     ----------------------
 2002                     $6,269
 2003                      5,210
 2004                      4,553
 2005                      3,547
 2006                      2,008
 Thereafter                3,191

     Rental expense was approximately $7.6 million, $7.3 million and $5.1 million for the years ended December 31, 2001, 2000, and 1999, respectively.

     As discussed in Note 4, the Company has also negotiated a bonus for a key executive, as a result of additional responsibilities he is assuming with respect to the restructuring. At December 31, 2001, the Company recorded a liability in the amount of $2.8 million, which is the present value of the future obligation under the agreement. The Company will ultimately pay the executive $4.0 million through the expiration of the agreement.

     In December 2001, IRG, a majority-owned subsidiary of the Company, merged with and into eJiva, Inc. (the "eJiva Merger"). As a consequence of the eJiva Merger, the co-founders of IRG, who held in aggregate a minority interest in IRG, received common stock of eJiva equal to 4.8% of the issued and outstanding stock of eJiva. In recognition of certain agreements that were made with the co-founders of IRG when iGate acquired its majority interest in IRG, the co-founders have a put option which will permit them to sell these shares of common stock to eJiva on September 1, 2003, for an aggregate $9.3 million. In the event eJiva is sold prior to September 1, 2003 for a price that results in the IRG co-founders receiving less than $9 million in the aggregate for their eJiva shares, eJiva has agreed to pay the co-founders cash in the amount of the difference. When iGate acquired IRG in March 2000, iGate agreed to make certain payments to the IRG co-founders up to a maximum aggregate amount of $3.5 million upon the satisfaction of certain revenue targets as measured on March 1 of 2001, 2002 and 2003. In conjunction with the eJiva Merger, eJiva agreed to assume the obligations with respect to these payments. The co-founders earned $0.2 million in 2000 under this agreement.

     In connection with the eJiva Merger, eJiva agreed to issue to the co-founders of IRG restricted stock representing in aggregate 3.2% of the issued and outstanding shares of eJiva common stock determined as of the effective date of the eJiva Merger. Subject to continued employment of the co-founders with eJiva, the restricted stock will vest as follows: 20% will fully vest on July 1, 2002; 55% will fully vest on March 31, 2003 and the remaining 25% will vest on March 1, 2004. The IRG co-founders will pay for these restricted shares using a full recourse promissory note bearing interest at the applicable federal rate. Subject to certain conditions, the co-founders have the right to sell to eJiva at the then appraised fair market value 50% of any vested shares on December 31, 2004 and the remaining 50% on December 31, 2005.

     The Company has employment agreements with its controlling shareholders and certain of its executive officers that provide generally for specified minimum salaries and bonuses based upon the Company's performance.

     The terms of certain of the Company's acquisition agreements provide for additional consideration to be paid if the acquired entity's results of operations exceed certain benchmark levels. Such additional consideration is to be paid in cash, and will be recorded as additional goodwill. If all financial benchmarks are met, total contingent consideration in future periods will be $6.5 million.

     On July 22, 1999, the Company completed a private placement of a $30.0 million Convertible Promissory Note (as amended, the "Note") with GE Capital Equity Investments, Inc. ("GE Capital"). The Note can be converted by the holder at any time from July 22, 2002 through its maturity date of July 22, 2004, into shares of the Company's

Common Stock at an conversion price of $14.42 per share. The portion of the Note that may be converted into the Company's Common Stock may be limited if the revenues that the Company generates by performing services for GE Capital and certain of its affiliates fall below certain specified targets. During 2001, all revenue targets have been met, thus, making the Note fully convertible. The Note accrues interest at the rate of 6.3% per annum, payable semi-annually in arrears on the last day of each July and January. In conjunction with entering into the New PNC Facility, we amended the Note effective August 1, 2000 to provide GE Capital with a more favorable conversion price and to provide for revised revenue targets. As part of this amendment, we paid $10 million on the Note. As of December 31, 2001, the outstanding balance of $10.0 million on the Promissory Note could have been converted into approximately 0.7 million common shares.

     In conjunction with the new amendment of the New PNC Facility, the Company again amended the Note effective October 1, 2001, to include all revised covenants and provisions of the New PNC Facility as amended. In conjunction therewith, we also paid down an additional $10 million on the Note on October 1, 2001 interest expense on the Note was approximately $1.1 million, $1.7 million and $0.9 million for the years ended December 31, 2001, 2000 and 1999, respectively.

     In December 1999, the Company settled certain outstanding claims that had been reserved. As a result of these favorable settlements, the Company recognized income of approximately $1.8 million or $.02 per diluted share.

8.   Issuance of Stock by Subsidiary

     In June 2000, the Company's wholly-owned subsidiary, Mascot Systems Ltd. ("Mascot Systems") commenced an initial public offering (the "Offering") of its Common Stock on several Indian stock exchanges. Mascot Systems issued approximately 3.0 million shares at a price of approximately $11 per share, raising $31.0 million in net proceeds. After the Offering, the Company owned approximately 88.9% of Mascot Systems' Common Stock. The Company recorded a pre-tax gain of approximately $26.9 million as a result of the increase in the underlying value of its percentage ownership in the net assets of Mascot.

9.   Employee Benefit Plan

     The Company has an Employee Retirement Savings Plan (the "Retirement Plan") under Section 401(k) of the Internal Revenue Code that covers substantially all U.S. based salaried employees with at least six months of service. Eligible employees may contribute up to 15% of eligible compensation, subject to limits in the Internal Revenue Code.

     Effective January 1, 2000, the Company amended the Retirement Plan to include a matching contribution of up to 4% of each participant's eligible compensation. The amount of the contribution is dependent upon the employee's level of participation, and vests immediately. The Company's matching contribution was $2.9 million for the years ended December 31, 2001 and 2000, respectively. The Company did not make a contribution to the Retirement Plan in the year ended December 31, 1999.

     Effective January 1, 2002, the Retirement Plan was amended to eliminate the 4% matching contribution.

10.  Stock Based Compensation

     During 2000, the Company adopted the Second Amended and Restated Stock Incentive Plan (the "Plan"). The Plan provides that up to 10 million shares of the Company's Common Stock, plus an automatic annual increase each year from 2001 through 2006 of the lesser of (i) 2 million shares; (ii) 3% of the outstanding shares on the last day of the preceding year; or (iii) a lesser number of shares as determined by the Company's Board of Directors, shall be available for issuance to directors, executive management and key personnel. At December 31, 2001, there were 5,958,653 shares of Common Stock available for issuance under the Plan. In addition, the following subsidiaries of the Company also maintain their own stock option plans: eJiva, Inc.; itiliti, Inc.; Mascot Systems Ltd.; MobileHelix, Inc.; and Symphoni Interactive, LLC. The subsidiaries' stock option plans were approved by their respective Boards of Directors in 2000. The Company accounts for the Plan and its subsidiaries' stock option plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Had compensation costs for the Plan and the subsidiaries' stock option plans been determined consistent with the Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), net loss and diluted loss per share for the year ended December 31, 2001 would have been increased by $2.3 million or $0.05 per share. For the year ended December 31, 2000, net loss and diluted loss per share would have been reduced by $5.0 million, or $.0.09 per share had compensation costs been calculated under SFAS No. 123. For the year ended December 31, 1999, net income and diluted earnings per share would have been reduced by $6.9 million, or $0.13 per share had compensation costs been calculated under SFAS No. 123. The calculation of pro forma net income under SFAS No. 123 includes the Company's share of its subsidiaries' SFAS No. 123 pro forma expense.

     On April 1, 2001 Michael J. Zugay, Senior Vice President and Chief Financial Officer, was awarded 150,000 shares of restricted iGate Common Stock as part of his employment agreement. These shares vest ratably over a three year period. Had compensation costs for these shares been determined consistent with SFAS No. 123, net loss and diluted loss per share for the year ended December 31, 2001 would have increased by approximately $0.2 million or less than $0.01 per share.

     During 2001, 2000 and 1999, options covering a total of 1,291,000 shares, 1,326,800 shares, and 2,627,840 shares respectively, of Common Stock were granted under the Plan. Options generally expire ten years from the date of grant, or earlier if an option holder ceases to be employed or associated by the Company for any reason. A summary of stock options is presented below:

                                                          Weighted
                                                          Average
                                            Options    Exercise Price
                                           ---------   --------------
Options outstanding, beginning of period   4,148,173       $13.42
Granted                                    1,291,000       $2.152
Exercised                                         --       $   --
Lapsed and forfeited                       1,280,610       $14.06
                                           ---------
Options outstanding, end of period         4,158,563       $ 9.73
                                           =========
Options exercisable, end of period         2,143,327       $13.39
                                           =========
Available for future grant                 5,958,653
                                           =========

Stock options outstanding at December 31, 2001

                  Options Outstanding                                          Options Exercisable
------------------------------------------------------------------------   ----------------------------
                                     Weighted Average
      Range of                          Remaining
      --------                         Contractual      Weighted Average               Weighted Average
    Exercise Price        Options      Life (Years)     Exercise Price      Options    Exercise Price
    --------------       ---------   ----------------   ----------------   ---------   ----------------
$ 1.875   --   $ 1.875       5,000         9.24              $ 1.875               0        $    --
                 1.930   1,116,000         9.75                1.930               0             --
  2.010   --     3.969     448,625         8.69                3.685         134,817          3.801
                 4.000     110,000         8.86                4.000          35,750          4.000
  4.032   --     7.500     541,435         5.47                7.170         485,184          7.472
  8.060   --    12.375     500,194         6.97               10.565         407,032         10.520
 12.625   --    15.875     573,842         7.03               14.382         441,567         14.578
 16.563   --    21.688     416,809         6.64               18.863         325,900         18.936
 22.125   --    28.625     438,158         6.94               24.279         308,797         23.958
 29.188   --    33.125       8,500         7.94               32.662           4,280         32.205
-------        -------   ---------         ----              -------       ---------        -------
$ 1.875   --   $33.125   4,158,563         7.73              $ 9.728       2,143,327        $13.394
=======        =======   =========         ====              =======       =========        =======

Summary of Stock Options

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair values of options granted and the assumptions used are as follows:

Year Ended December 31, 2001               iGate     eJiva    itiliti     IRG      Mascot   MobileHelix   Symphoni
---------------------------------------   -------   -------   -------   -------   -------   -----------   --------
Weighted average fair values of options
granted during 2001                        $ 1.63    $   --    $ 0.08    $ 0.18    $ 1.35      $ 0.02      $ 0.55
Risk-free interest rate                       4.0%      0.0%      4.2%      4.2%      4.2%        4.2%        4.2%
Expected dividend yield                       0.0%      0.0%      0.0%      0.0%      0.0%        0.0%        0.0%
Expected life of options                  5 years   4 years   4 years   4 years   4 years     4 years     4 years
Expected volatility rate                    112.0%      0.0%    100.0%    190.8%    152.0%      145.0%      119.0%

Year Ended December 31, 2000               iGate     eJiva    itiliti    IRG      Mascot    MobileHelix   Symphoni
---------------------------------------   -------   -------   -------   -------   -------   -----------   --------
Weighted average fair values of options
granted during 2000                        $ 9.95    $ 1.10    $ 0.09    $ 0.18    $ 1.23      $ 0.01      $ 0.52
Risk-free interest rate                       6.2%      6.2%      6.5%      6.4%      5.6%        6.4%        6.5%
Expected dividend yield                       0.0%      0.0%      0.0%      0.0%      0.0%        0.0%        0.0%
Expected life of options                  5 years   4 years   4 years   4 years   4 years     4 years     4 years
Expected volatility rate                     90.0%    125.0%    152.5%    190.8%     66.5%      119.0%      177.5%

Year Ended December 31, 1999               iGate     eJiva    itiliti    IRG      Mascot    MobileHelix   Symphoni
---------------------------------------   -------   -------   -------   --------  --------  -----------   --------
Weighted average fair values of options
granted during 1999                        $17.81        --        --        --        --          --          --
Risk-free interest rate                       6.5%       --        --        --        --          --          --
Expected dividend yield                       0.0%       --        --        --        --          --          --
Expected life of options                  5 years        --        --        --        --          --          --
Expected volatility rate                     73.9%       --        --        --        --          --          --

11.  Earnings per Share

     The Company reports earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share", ("SFAS No. 128") which requires the disclosure of Basic and Diluted Earnings per Share ("EPS"). Basic EPS is calculated using net income divided by the weighted average shares outstanding during the year. Diluted EPS is similar to Basic EPS, except that the weighted average shares outstanding includes the number of additional shares that would have been outstanding if the dilutive potential shares, such as options and convertible shares, had been issued. The Company uses the treasury stock method for stock options and the if-converted method for the convertible shares related to the GE Note.

                                                            Year Ended December 31,
                                                        ----------------------------
                                                          2001       2000      1999
                                                        --------   -------   -------
                                                           (in thousands, except
                                                              per share data)
Basic earnings/(loss) per share:
     Net income/(loss)...............................   $(55,487)  $(9,808)  $36,211
                                                        ========   =======   =======
Divided by:
     Weighted average common shares..................     51,241    50,437    50,280
                                                        ========   =======   =======
Basic earnings/(loss) per share......................   $  (1.08)   $(0.19)  $  0.72
                                                        ========   =======   =======
Diluted earnings/(loss) per share:
     Net income/(loss)...............................   $(55,487)  $(9,808)  $36,211
     Convertible debt expense, net of tax (1)........         --        --       542
                                                        --------   ------- ----- ---
     Net income......................................   $(55,487)  $(9,808)  $36,753
                                                        ========   =======   =======
Divided by the sum of:
     Weighted average common shares..................     51,241    50,437    50,280
     Dilutive effect of convertible securities.......         --        --       619
     Dilutive effect of common stock equivalents.....         --        --       611
                                                        --------   -------   -------
     Diluted average common shares...................     51,241    50,437    51,510
                                                        ========   =======   =======
Diluted earnings/(loss) per share....................   $  (1.08)  $ (0.19)  $  0.71
                                                        ========   =======   =======

(1) Convertible debt expense relates to GE Convertible Debenture Agreement as discussed in Note 8.

     The number of outstanding options to purchase common shares for which the option exercise prices exceeded the average market price of the common shares aggregated 3,592, 1,485, and 1,631 thousand for the years ended December 31, 2001, 2000 and 1999 respectively. These options were excluded from the computation of diluted earnings per share under the treasury stock method.

     The calculation of diluted earnings per share for 2001 and 2000, respectively, would have 62 and 619 thousand shares for assumed exercise of options under the Company's share incentive plans and 1,056 during 2001 for the vested portion of the G.E. Note, except that the Company was in a net loss position and no anti-dilution is permitted under SFAS No. 128.

12.  Business Acquisitions

     Ex-tra-net Applications, Inc.: On January 27, 2000, the Company acquired the net assets of James Hunter Consulting, Inc., a provider of e-Vendor management services based in Minneapolis, Minnesota. Ex-tra-net Applications, Inc., which has since changed its name to itiliti, Inc. ("itiliti"), was formed to effect the transaction, which was accounted for as a purchase. Accordingly, the results of operations of itiliti are included in the Company's Consolidated Financial Statements since the acquisition date. The total purchase price was $2.8 million. Goodwill of $1.8 million was recorded in the transaction, and is being amortized using the straight-line method over five years. Pro forma disclosures regarding this purchase have not been provided because they are not material to the operations of the Company.

     Innovative Resource Group, Inc.: On March 3, 2000, the Company acquired 75% of the outstanding stock of Innovative Resource Group, Inc. ("IRG"), a company specializing in business intelligence management based in Pittsburgh, Pennsylvania. The investment in IRG has since been diluted to 70% of the outstanding stock. The transaction was accounted for as a purchase, and accordingly, the results of operations of IRG are included in the Company's Consolidated Financial Statements since the acquisition date. The total purchase price was $5.8 million. Additional contingent payments of up to $3.5 million will be payable upon attainment of certain performance goals. Such payments, if required, will be recorded as goodwill. Goodwill of $4.4 million was recorded in the transaction, and is being amortized using the straight-line method over five years. Pro forma disclosures regarding this purchase have not been provided because they are not material to the operations of the Company. As discussed in
Note 7, IRG merged with and into eJiva in December 2001.

     Symphoni Interactive, LLC: On September 13, 1999, the Company contributed $0.5 million to Symphoni Interactive, LLC ("Symphoni"), a provider of information technology consulting and integrated e-business solutions based in San Francisco, California. The investment represented a 50% interest in Symphoni. During the year ended December 31, 2000, the Company contributed approximately $4.0 million for an additional 40% interest in Symphoni. The transactions were accounted for as purchases. Upon acquiring a controlling interest in Symphoni, the Company began to account for its investment in Symphoni as a consolidated subsidiary. Prior to acquiring a controlling interest, the Company had accounted for its investment in Symphoni using the equity method of accounting. Financial statements for the year ended December 31, 1999 were restated to account for the Company's investment in Symphoni as a consolidated subsidiary in accordance with step-acquisition accounting. Goodwill of $1.9 million was recorded pursuant to the transactions, and is being amortized over five years. Subsequently, the Company has paid contingent consideration in the amount of approximately $3.0 million which has been recorded as goodwill. As discussed in Note 4, during 2001 the Company incurred an impairment charge on goodwill in the amount of $10.4 million.

     Chen & McGinley, Inc.: On October 16, 1999, the Company acquired Chen & McGinley, Inc. ("CMI"), a provider of application solutions based in San Francisco, California. The transaction was accounted for as a purchase, and accordingly, the results of operations of CMI are included in the Company's Consolidated Financial Statements since the acquisition date. The total purchase price was $27.6 million. Goodwill of $24.2 million was recorded in the purchase transaction, and is being amortized using the straight-line method over 30 years. Pro forma disclosures regarding this purchase have not been provided because they are not material to the operations of the Company. As discussed in Note 4, the Company incurred an impairment charge on goodwill in the amount of $22.3 million. In December 2001, CMI ceased its operations.

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

     Direct Resources (Scotland) Ltd.: On January 9, 1999, the Company acquired Direct Resources (Scotland) Ltd. ("Direct Resources"), a provider of staff augmentation services based in Edinburgh, Scotland. The transaction was accounted for as a purchase, and accordingly, the results of operations of Direct Resources are included in the Company's Consolidated Financial Statements since the acquisition date. The total purchase price was $5.6 million. Goodwill of $5.6 million was recorded in the transaction, and is being amortized using the straight-line method over 30 years. Pro forma disclosures regarding this purchase have not been provided because they are not material to the operations of the Company. As discussed in Note 4, the Company incurred an impairment charge on goodwill in the amount of $4.6 million.

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

13.  Segment Reporting

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

     The Company's seven reporting segments are as follows:

Emplifi

     The Emplifi segment consists of Mastech Emplifi, Inc., ("Emplifi") our wholly-owned subsidiary formerly known as Emplifi, Inc. Emplifi provides custom application development and design services and package implementation and application support services to large and medium-sized client organizations. Emplifi's capabilities include client directed software design and customization; web-focused strategic consulting; domain expertise in a variety of industries; and enterprise application integration services. Emplifi also offers training as a service to its customers. Most of Emplifi's client engagements involve the development of customized software solutions. In January 2002, Emplifi changed its name to Mastech Emplifi Inc.

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

     Emplifi serves large and medium-sized client organizations in a wide variety of industries. During the year ended December 31, 2001, Emplifi's top five clients accounted for approximately 18% of its revenues. Emplifi did not have a client that accounted for more than 10% of revenues.

     Emplifi is headquartered in Pittsburgh, Pennsylvania, and maintains offices in San Francisco, California; Dallas, Texas; and Raleigh, North Carolina. Emplifi has over 700 employees.

Mascot

     The Mascot segment consists of Mascot Systems Ltd. ("Mascot"), our majority-owned Indian subsidiary. Mascot effected an initial public offering of its Common Stock on several stock exchanges in India in June 2000. Mascot provides custom and package application development, application maintenance outsourcing, business intelligence services, and application re-engineering. Mascot utilizes an Offshore Development Center ("ODC") model, which offers clients certain advantages compared to domestic development, including significant cost savings and faster "around the clock" delivery. Mascot provides many of its service offerings through its ODCs in Bangalore, Chennai, Pune, and Mumbai, India. In 2001, approximately 19% of Mascot's revenues were generated utilizing this ODC model.

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

     Mascot serves large and medium-sized client organizations in a wide variety of industries. Mascot is a Global Preferred Partner of General Electric Company ("GE"). During the year ended December 31, 2001, Mascot derived approximately 55% of its revenues from its top five clients. GE accounted for approximately 36% of Mascot's 2001 revenues.

     Mascot is headquartered in Bangalore, India and has offices in the Indian cities of Chennai, Pune, and Mumbai. Mascot's U.S. headquarters is in Pittsburgh, Pennsylvania. Mascot also has offices in Singapore, the Netherlands, England, Japan and Sweden. Mascot closed its Canadian office during 2001. Mascot has over 1,500 employees worldwide.

eJiva

     The eJiva segment consists of eJiva, Inc., our majority-owned subsidiary. eJiva provides custom enterprise application implementation, customer relationship management applications implementation, supply chain management applications implementation and business process consulting. eJiva's capabilities include software design and customization; strategic consulting; domain expertise in a variety of industries; and enterprise application implementation and integration services. Most of eJiva's client engagements involve the development of customized software solutions. In December 2001, IRG, formerly part of the Emerging eServices segment merged with and into eJiva, Inc. IRG is a developer of business intelligence software and provides services in the data warehousing/business intelligence market sector.

     eJiva markets its services to information technology directors and chief information officers within prospective client companies. eJiva typically enters into an initial client contract with an average duration of approximately nine to ten months for its fixed price projects and its business intelligence software implementation. eJiva's fixed price contracts generally provide for payment based upon deliverables and project milestones reached. Some of eJiva's contracts provide for payment based on a time-and-materials basis, based on the number of consultant hours worked on the project. Clients typically have the right to cancel time and materials contracts with minimal notice.

     eJiva serves large and medium-sized client organizations in a wide variety of industries. During the year ended December 31, 2001, approximately 39% of eJiva's revenues were derived from its top five clients. GE and Philip Morris Companies, Inc. accounted for approximately 17% and 12% of eJiva's 2001 revenues, respectively.

     eJiva is headquartered in Pittsburgh, Pennsylvania, and maintains offices in: Pleasanton, California; and Worthington, Ohio. eJiva has more than 350 employees.

Emerging eServices

     The Emerging eServices segment consists of RedBrigade Ltd. ("RedBrigade") and its European subsidiaries, itiliti, Inc. ("itiliti"), Symphoni Interactive, LLC ("Symphoni"), MobileHelix, Inc. ("MobileHelix"), and jobcurry.com, Inc. ("jobcurry.com"). RedBrigade, MobileHelix, and jobcurry.com are wholly-owned subsidiaries of the Company. Symphoni and itiliti were majority-owned subsidiaries of the Company during 2001. The companies within the Emerging eServices segment are younger, less mature entities that are individually involved in separate niches in and related to the eServices market. RedBrigade provides web integration services in the European market. itiliti develops and markets staffing software through hosting arrangements for the management of outside vendors. Symphoni provides application development services to the financial services industry. jobcurry.com provides recruiting and placement services for iGate companies and outside customers. In March 2002, we made a decision to close MobileHelix and cease its operations. In addition, our ownership in itiliti was diluted to approximately 49%.

     The Emerging eServices companies market their services to chief financial officers, and chief information officers within prospective client companies. The companies' fixed price contracts generally provide for payment based upon deliverables and the achievement of project milestones. A portion of the contracts provide for payment based on a time-and-materials basis, based on the number of consultant hours worked on the project. Clients typically have the right to cancel contracts with minimal notice. jobcurry.com's contracts generally provide for the payment of a fee upon the placement of a candidate. Companies in the Emerging eServices segment serve large and medium-sized client organizations in a wide variety of industries. The Emerging eServices segment did not have a customer accounting for 10% of its sales.

     RedBrigade is headquartered in Bracknell, England, and has offices in Ireland, Scotland and South Africa. itiliti is headquartered in Minneapolis, Minnesota. Symphoni is headquartered in San Francisco, California and has offices in Pittsburgh, Pennsylvania; New York, New York; Boston, Massachusetts and Minneapolis, Minnesota. jobcurry.com is headquartered in Pune, India. The companies in the Emerging eServices segment collectively have more than 500 employees.

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

     Companies in the Value Services segment market their services to project managers and IT directors within prospective client companies and respond to requests for proposals for preferred vendor status to win long-term engagement relationships. The Value Services companies typically enter into an initial client contract with a relatively short duration. This contract is often extended, and the average duration of a client project is approximately six months. All Value Services contracts provide for payment on a time-and-materials basis, based on the number of consultant hours worked on the project. Clients typically have the right to cancel contracts with minimal notice. Intelligent Finance accounted for approximately 15% of the 2001 revenues of the Value Services segment.

     CMI ceased operations in December 2001. Operating results of CMI were included in the Value Services segment through its closing date.

     CMI was headquartered in San Francisco, California. GFS is headquartered in San Francisco, California and has offices in New York, New York and Charlotte, North Carolina. Direct Resources is headquartered in Scotland. The companies in the Value Services segment collectively have more than 150 employees.

Staffing Services

     The Staffing Services segment consists of Mastech Application Services, Inc. ("MAS"), Mastech Emplifi Ltd.,("MEL") formerly known as Quantum Information Resources, Ltd. and Mastech Asia Pacific Pty. Ltd. ("MAP"), all wholly-owned subsidiaries of the Company. MAS provides staff augmentation services to large integrators in the United States. MEL provides IT and staff augmentation services to large and medium-sized companies in Canada. MAP provides IT and staff augmentation services to large and medium-sized companies in Australia. All consultants in Staffing Services are supervised and instructed by onsite client personnel. Capabilities of the companies in the Staffing Services segment include data processing and IT maintenance and support. In January 2002, Quantum changed its name to Mastech Emplifi, Ltd.

     The companies in the Staffing Services segment market their services to project managers and IT directors within prospective client companies and respond to requests for proposals for preferred vendor status to win long-term engagement relationships. Staffing Services companies typically enter into an initial client contract with a relatively short duration. This contract is often extended, and the average duration of a client project is approximately six months. The majority of Staffing Services' contracts provide for payment on a time-and-materials basis, based on the number of consultant hours worked on the project. Clients typically have the right to cancel contracts with minimal notice.

     International Business Machines Corp. ("IBM") and Electronic Data Systems Corp. ("EDS") each accounted for approximately 12% of the Staffing Services segment's 2001 revenues.

     MAS is headquartered in Pittsburgh, Pennsylvania. MEL is headquartered in Mississauga, Canada. MAP is headquartered in Sydney, Australia, and has offices in Melbourne, Canberra, and Brisbane, Australia. The companies in the Staffing Services segment collectively have more than 850 employees.

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

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates segment performance based upon profit or loss from operations. The Company does not allocate income taxes, other income or expense and non-recurring charges to segments. In addition, the Company accounts for inter-segment sales and transfers at current market prices. All inter-segment sales have been eliminated in the following table.

The following tables present selected financial information for the Company's reporting segments for the years ended December 31, 2001, 2000, and 1999:

                                                                   Year Ended December 31, 2001
                                      -----------------------------------------------------------------------------------------
                                                  Mascot             Emerging     Value     Staffing      iGate
                                      Emplifi     Ltd.      eJiva    eServices   Services   Services   Corporate (1)    Total
                                      --------   -------   -------   ---------   --------   --------   -------------   --------
                                                                        (Dollars in thousands)
External revenues                     $103,982   $89,155   $65,142    $ 49,247   $ 39,579   $ 65,268     $     --      $412,373
Cost of revenues                        67,705    54,134    35,015      28,766     29,923     50,857           --       266,400
                                      --------   -------   -------    --------   --------   --------     --------      --------
Gross profit                            36,277    35,021    30,127      20,481      9,656     14,411           --       145,973
Selling, general and administrative     18,134    25,412    29,889      32,025      8,274     13,881       20,562       148,177
                                      --------   -------   -------    --------   --------   --------     --------      --------
Income/ (loss) from operations
   before special items                 18,143     9,609       238     (11,544)     1,382        530      (20,562)       (2,204)
Special items                           (2,735)       --    (2,208)    (11,641)   (28,427)    (2,178)          44       (47,145)
                                      --------   -------   -------    --------   --------   --------     --------      --------
Income/ (loss) from operations        $ 15,408   $ 9,609   $(1,970)   $(23,185)  $(27,045)  $ (1,648)     (20,518)      (49,349)
                                      ========   =======   =======    ========   ========   ========
Other expenses, net                                                                                        (3,638)       (3,638)
Equity in losses of affiliated
   companies                                                                                               (7,977)       (7,977)
Minority interest                                                                                          (1,337)       (1,337)
Gain on sale of stock of subsidiary                                                                        10,901        10,901
Loss on venture investments and
   affiliated companies                                                                                    (9,029)       (9,029)
                                                                                                         --------      --------
(Loss)/ income before income taxes                                                                       $(31,598)     $(60,429)
                                                                                                         ========      ========

                                                                   Year Ended December 31, 2000
                                      -----------------------------------------------------------------------------------------
                                                  Mascot             Emerging     Value     Staffing      iGate
                                      Emplifi      Ltd.      eJiva   eServices   Services   Services   Corporate (1)    Total
                                      --------   -------   -------   ---------   --------   --------   -------------   --------
                                                                       (Dollars in thousands)
External revenues                     $112,977   $71,206   $84,564    $ 54,338   $68,426    $85,776      $     --      $477,287
Cost of revenues                        73,146    41,800    45,220      32,920    53,245     66,294            --       312,625
                                      --------   -------   -------    --------   -------    -------      --------      --------
Gross profit                            39,831    29,406    39,344      21,418    15,181     19,482            --       164,662
Selling, general and administrative     22,960    20,621    45,622      34,038    11,398     19,992        24,745       179,376
                                      --------   -------   -------    --------   -------    -------      --------      --------
Income/ (loss) from operations
   before special items                 16,871     8,785    (6,278)    (12,620)    3,783       (510)      (24,745)      (14,714)
Special items                           (1,043)       --      (565)       (536)       --     (2,455)       (2,241)       (6,840)
                                      --------   -------   -------    --------   -------    -------      --------      --------
Income/ (loss) from operations        $ 15,828   $ 8,785   $(6,843)   $(13,156)  $ 3,783    $(2,965)      (26,986)      (21,554)
                                      ========   =======   =======    ========   =======    =======
Other expenses, net                                                                                        (4,727)       (4,727)
Equity in losses of affiliated
   companies                                                                                              (13,639)      (13,639)
Minority interest                                                                                             794           794
Gain on sale of stock of subsidiary                                                                        26,853        26,853
                                                                                                         --------      --------
(Loss)/ income before income taxes                                                                       $(17,705)     $(12,273)
                                                                                                         ========      ========

                                                                   Year Ended December 31, 1999
                                      -----------------------------------------------------------------------------------------
                                                  Mascot             Emerging     Value     Staffing      iGate
                                      Emplifi      Ltd.     eJiva    eServices   Services   Services   Corporate (1)    Total
                                      --------   -------   -------   ---------   --------   --------   -------------   --------
                                                                      (Dollars in thousands)
External revenues                     $93,462    $63,363   $62,661    $43,793    $35,521    $172,939     $     --      $471,739
Cost of revenues                       56,100     36,164    31,714     26,459     26,253     122,246           --       298,936
                                      -------    -------   -------    -------    -------    --------     --------      --------
Gross profit                           37,362     27,199    30,947     17,334      9,268      50,693           --       172,803
Selling, general and administrative    11,661     18,217    19,756     13,369      6,206      31,728       14,298       115,235
                                      -------    -------   -------    -------    -------    --------     --------      --------
Income/ (loss) from operations
   before special items                25,701      8,982    11,191      3,965      3,062      18,965      (14,298)       57,568
Special items                              --         --        --         --         --      (2,316)          --        (2,316)
                                      -------    -------   -------    -------    -------    --------     --------      --------
Income/ (loss) from operations        $25,701    $ 8,982   $11,191    $ 3,965    $ 3,062    $ 16,649      (14,298)       55,252
                                      =======    =======   =======    =======    =======    ========
Other expenses, net                                                                                         2,983         2,983
Equity in losses of affiliated
   companies                                                                                                 (310)         (310)
Minority interest                                                                                             210           210
Merger related expenses                                                                                    (1,727)       (1,727)
                                                                                                         --------      --------
(Loss)/ income before income taxes                                                                       $(13,142)     $ 56,408
                                                                                                         ========      ========


                                iGATE CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

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

     Assets by segment were as follows at December 31, 2001 and 2000.

                                 December 31,
                           ----------------------
                             2001          2000
                           --------      --------
                           (Dollars in thousands)
     Emplifi               $ 12,165      $ 30,208
     Mascot                  60,091        46,864
     eJiva                   17,698         2,622
     Emerging eServices      15,433        13,839
     Value Services           5,824        10,068
     Staffing Services       20,801        12,819
     iGate Corporate (1)    110,099       247,731
                           --------      --------
        Total assets       $242,111      $364,151
                           ========      ========

(1) Substantially all goodwill is recorded at the iGate Corporate level, however the impairment charges have been allocated to the appropriate segments.

     Revenue and assets by geographic area consisted of the following:

                               Year Ended December 31,
                           ------------------------------
                             2001       2000       1999
                           --------   --------   --------
                               (Dollars in thousands)
     Revenues:
     United States         $282,049   $347,518   $338,439
     Canada                  22,558     25,570     41,456
     Europe and Africa       32,995     40,817     35,607
     Pacific Rim             74,771     63,382     56,237
                           --------   --------   --------
        Total revenues     $412,373   $477,287   $471,739
                           ========   ========   ========




                               December 31,
                           ----------------------
                             2001          2000
                           --------      --------
                           (Dollars in thousands)
     Assets:
     United States         $172,157      $274,671
     Canada                   6,039         8,345
     Europe and Africa        7,976        26,260
     Pacific Rim             55,939        54,875
                           --------      --------
        Total assets       $242,111      $364,151
                           ========      ========

                                iGATE CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

     For the year ended December 31, 2001, sales to General Electric Company accounted for 11% of our consolidated revenues. No customers accounted for more than 10% of our revenues in 2000 or in 1999.

     For the years ended December 31, 2001 and 2000, sales to General Electric Company accounted for approximately 36% and 34%, of Mascot's total revenues, respectively.

     For the years ended December 31, 2001 and 2000, sales to General Electric Company accounted for approximately 17% and 18%, of eJiva's total revenues, respectively.

     For the years ended December 31, 2001 and 2000, sales to Philip Morris Companies accounted for approximately 12% and 6%, as restated, of eJiva's total revenues, respectively.

     For the years ended December 31, 2001 and 2000, sales to Intelligent Finance accounted for approximately 15% and 11%, of Value Services total revenues, respectively.

     For each of the years ended December 31, 2001 and 2000, sales to Electronic Data Systems Corporation accounted for approximately 12% of Staffing Services total revenues.

     For the year ended December 31, 2001 sales to International Business Machines accounted for approximately 12% of Staffing Services total revenues.

14.  Quarterly Financial Information (Unaudited)

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

                                                                                        Three Months Ended
                                                                            --------------------------------------------
                                                                            March 31    June 30     Sept. 30    Dec. 31
                                                                            --------    --------    --------    --------
                                                                            (Dollars in thousands, except per share data)
2001:
Revenues                                                                    $119,468    $110,404    $ 97,885    $ 84,616
Gross profit                                                                  44,347      39,644      34,063      27,919
Loss from operations                                                          (1,460)     (1,010)    (44,389)     (2,490)
Income (loss) before income taxes                                              1,631       5,012     (50,548)    (16,524)
Income (loss) before cumulative effect of change in accounting principle         980       3,007     (45,963)    (14,398)
Cumulative effect of change in accounting principle, net of tax of $592          887          --          --          --
                                                                            --------    --------    --------    --------
Net income (loss)                                                           $  1,867    $  3,007    $(45,963)   $(14,398)
                                                                            ========    ========    ========    ========

Net (loss)/ income per common share, Basic
before cumulative effect of change in accounting principle:                 $   0.02    $   0.06    $  (0.90)   $  (0.28)
Cumulative effect of change in accounting principle per share:                  0.02          --          --          --
                                                                            --------    --------    --------    --------
Net income (loss) per common share, basic                                   $   0.04    $   0.06    $  (0.90)   $  (0.28)
                                                                            ========    ========    ========    ========

Net income (loss) per common share, diluted                                 $   0.04    $   0.06    $  (0.90)   $  (0.28)
                                                                            ========    ========    ========    ========

2000:
Revenues                                                                    $110,091    $118,894    $124,333    $123,969
Gross profit                                                                  34,618      40,764      45,258      44,022
Loss from operations                                                          (4,737)     (4,677)     (2,080)    (10,060)
Income before income taxes                                                    (6,696)     16,927      (8,354)    (14,150)
                                                                            --------    --------    --------    --------

Net income (loss)                                                           $ (4,018)   $ 10,157    $ (5,012)   $(10,935)
                                                                            ========    ========    ========    ========

Net income (loss) per common share, basic                                   $  (0.08)   $   0.20    $  (0.10)   $  (0.21)
                                                                            ========    ========    ========    ========

Net income (loss) per common share, diluted                                 $  (0.08)   $   0.20    $  (0.10)   $  (0.21)
                                                                            ========    ========    ========    ========

     1) In September 2001 and December 2001, the Company incurred $7.6 million and $2.2 million in restructuring charges classified as special items on the Consolidated Statement of Operations.

     2) In September 2001 and December 2001, the Company incurred goodwill impairment charges of $36.8 million and $0.5 million on the Consolidated Statement of Operations.

     3) In March 2001, the Company incurred $5.5 million related to impairment charges on Bluewater Convergence, Inc. and Xpede, Inc.

          In June 2001, the Company recognized a $6.4 million gain related to the sale of Speechworks International stock.

          In March, September and December 2001, the Company recognized losses on the sale of Red Hat shares in the amount of $0.6 million; $3.0 million and $2.2 million.

          In December 2001, the Company incurred $9.9 million related to impairment charges to Air2Web, Escend, Inc. Brainbench, Inc. and Ordercare, Inc.

     4) In June of 2000, the Company recognized a $26.9 million gain on the Mascot Systems initial public offering.




                               iGATE CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

15.  Related Party Transactions


     At December 31, 2001, Sunil Wadhwani, CEO and Co-Founder of iGate Corporation directly owned 11,273,477 common shares of the Company and indirectly owned 4,027,576 common shares of the Company through various family trusts.

     At December 31, 2001, Ashok Trivedi, President and Co-Founder of iGate Corporation directly owned 11,491,720 common shares of the Company and indirectly owned 3,809,333 common shares of the Company through various family trusts.

     The Company leases office space in the Indian cities of Bangalore, Chennai, Pune, and Mumbai from Sunil Wadhwani, the Company's Co-Chairman and Chief Executive Officer, and Ashok Trivedi, the Company's Co-Chairman and President. Messrs. Wadhwani and Trivedi own various properties jointly and individually. The acquisitions of the real estate and the construction of the office buildings, excluding buildouts of the office space, were financed entirely by Messrs. Wadhwani and Trivedi from personal funds. The leases cover approximately 142,000 square feet, and expire at various times from 2003 through 2008. The total annual rental is approximately $0.6 million. The lease agreements are subject to annual rent escalation.

     On November 9, 2000, Messrs. Wadhwani and Trivedi each purchased 421,052 newly-issued shares of the Company's Common Stock for approximately $5.94 per share, the closing price per share as quoted on the NASDAQ National Market. The proceeds received from the sale were used for general corporate purposes.

     The Fund has invested in Escend Technologies, Inc. ("Escend"), a developer of business-to-business customer relationship management applications. In addition to the Fund's total investment of $2.7 million the participants in the Fund individually invested an aggregate of $0.2 million, and each of Messrs. Wadhwani and Trivedi invested $0.3 million in Escend. As discussed in Note 3 in December 2001, the Fund wrote off its entire $2.7 million investment in Escend.

     The Company owns approximately 5% of the Common Stock of Brainbench, Inc. ("Brainbench"), a privately held company that provides web-based professional certification services. On March 10, 2000, the Company entered into an agreement (the "Agreement") with Brainbench to purchase web-based skills testing services through a customized online virtual testing center. Expenses related to the Agreement were approximately $0.3 million and $0.1 million for the years ended December 31, 2001 and 2000, respectively.

     MobileHelix, a wholly-owned subsidiary of the Company, leases office space from Brainbench in a sublease arrangement. MobileHelix pays rent in the amount of approximately $0.1 million per year. The sublease arrangement expires in November 2002.

     The Company owns approximately 1% of the Common Stock of Versata, Inc. ("Versata"), a publicly held company that produces e-business application software. The Company purchases software licenses from Versata for resale to clients through the Company's operating units. Such purchases of software and software related services totaled approximately $0.2 million and $0.3 million in the years ended December 31, 2001 and 2000, respectively.

     Pursuant to the Company's initial investment in Air2Web, Inc. ("Air2Web"), the Company was issued warrants to purchase 1,872,660 shares of Air2Web Series "B" Preferred Stock at $2.67 per share ("Series B Warrants"), which were to expire on December 31, 2000. In December 2000, the Company made a decision not to exercise the Series B Warrants in order to preserve cash, and requested an extension of the time period for exercise of the Series B Warrants. Air2Web agreed to extend the time period for the exercise of a portion of the Series B Warrants until June 30, 2001, provided that the Company assigned the remaining Series B Warrants to Messrs. Wadhwani and Trivedi, and certain executive officers of Air2Web, and provided that these individuals immediately exercise the Series B Warrants. As a result of these transactions, the Company held warrants to purchase 1,123,597 shares of Air2Web Series B Preferred Stock at $2.67 per share. In October 2001, Air2Web completed its Series C Preferred Stock Financing (the "Series C Financing"). In connection with the Series C Financing, new warrants were issued to the Company to purchase 1,123,597 shares of common stock of Air2Web at $2.00 per share to replace the Series B Warrants. These new warrants expire on April 30, 2004. In addition, new warrants to purchase 6,904,154, 165,714 and 165,714 shares of Air2Web common stock at a price of $.4785 per share were issued to the Company and Messrs. Wadhwani and Trivedi, respectively, in consideration of their agreement to eliminate the antidilution protections previously applicable to their Series B Preferred Stock. Each of the other holders of Series B Preferred Stock also agreed to eliminate their antidilution rights and were issued warrants. In addition, Air2Web surrendered 150,943 shares of Company common stock valued at $0.6 million that was issued to Air2Web in connection with the Company's initial investment in Air2Web.

     On December 12, 2001, in a transaction unanimously approved by the disinterested directors of the Company, the Fund sold its entire interest in VCampus Corporation ("VCampus"), to Sunil Wadhwani, Co-Founder and CEO and Ashok Trivedi, Co-Founder and President for cash. The Fund owned 1,136,253 shares of common stock of VCampus for a total purchase price of $4.1 million and sold 568,127 shares to Ashok Trivedi and 568,126 shares to Sunil Wadhwani. Total proceeds received by the Fund amounted to $0.2 million and was divided equally by each of the Co-Founders. The purchase price was determined by applying an approximate 52% to the closing price of VCampus common stock on December 11, 2001 discount to reflect the lack of liquidity and marketability of the shares sold. Until we sold our interests in VCampus, the Fund recognized is proportionate share of loss in its investment in VCampus under the equity method of accounting.

16.  Subsequent Events

     On March 15, 2002, through the sale of new shares by itiliti to strategic investors, our ownership interest in itiliti was reduced from 90% to 49%. Beginning in April, 2002, we will now account for our interest in itiliti under the equity method of accounting. However, because we have recognized significant losses as part of our majority ownership and currently hold a negative investment in itiliti, we will not have to recognize any additional equity losses in itiliti. Upon deconsolidation, we anticipate recognizing an after tax gain in the first quarter of 2002 on this transaction of approximately $3.0 million to remove the investment balance, net of any advances and goodwill associated with the subsidiary.

     In March 2002, we purchased the remaining 10% portion of Symphoni, LLC's outstanding membership units that we did not own for $0.9m cash.

     In March 2002, we made the decision to close MobileHelix and cease its operations effective immediately.

     In February 2002, we changed the name of Emplifi, Inc. to Mastech Emplifi, Inc. and the name of Quantum Information Resources Ltd. to Mastech Emplifi Ltd. In March 2002, we changed the anme of iGate Capital Corporation to iGate Corporation.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     The information required by this item is incorporated by reference to the information under the captions "Business Experience of Directors," "Executive Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement, prepared for the Annual Meeting of Shareholders scheduled for June 7, 2002, to be filed with the Commission (the "Proxy Statement").

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1. Financial Statements

     The following consolidated financial statements of the registrant and its subsidiaries are included on pages 38 to 43 and the report of independent public accountants is included on page 37 in this Form 10-K.

     Report of Independent Public Accountants.

     Consolidated Balance Sheets--December 31, 2001 and 2000.

     Consolidated Statements of Operations--Years ended December 31, 2001, 2000 and 1999.

     Consolidated Statements of Shareholders' Equity--Years ended December 31, 2001, 2000 and 1999.

     Consolidated Statements of Cash Flows--Years ended December 31, 2001, 2000 and 1999.

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

     The following items appear immediately following the signature pages:

     Report of Independent Public Accountants on Consolidated Financial Statement Schedules.

     Financial Statement Schedules:

     Schedule II--Valuation and Qualifying Accounts for the three years ended December 31, 2001.

     Financial Data Schedules

     3.   Exhibits

     Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index, which is incorporated herein by reference.

(b)  Reports on Form 8-K:

     The Company did not file any reports on Form 8-K during the quarter ended December 31, 2001.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
                                iGATE CORPORATION
                 Schedule II--Valuation and Qualifying Accounts
              For the Years Ended December 31, 2001, 2000 and 1999


                                        Balance at                             Balance at
                                        beginning     Charged                    end of
                                        of period    to expense   Deductions     period
                                        ----------   ----------   ----------   ----------
Allowance for Doubtful Accounts
Year ended December 31, 2001.........     $1,793       $3,894      $(3,139)      $2,548
Year ended December 31, 2000.........      2,069        3,442       (3,718)       1,793
Year ended December 31, 1999.........      1,728          432          (91)       2,069

Restructuring Reserve
Year ended December 31, 2001.........     $5,052       $9,801      $(8,440)      $6,413
Year ended December 31, 2000.........      2,360        4,385       (1,693)       5,052
Year ended December 31, 1999.........        245        4,727       (2,612)       2,360

Exhibit                          Index Description of  Exhibit
-------   ----------------------------------------------------------------------
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

4.2(a) First Amendment to Note Purchase Agreement and Waiver dated August 1, 2000 by and between iGate Capital Corporation and GE Capital Equity Investments, Inc. is incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, Commission File No. 000-21755, filed on November 14, 2000.

4.2(b) Second Amendment to Note Purchase Agreement dated September 30, 2001 by and between iGate Capital Corporation and GE Capital Equity Investments, Inc. is filed herewith.

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

10.1(a) Form of Amendment to Employment Agreement by and between the Company and Sunil Wadhwani and Ashok Trivedi is incorporated by reference from
          Exhibit 10.1(a) to the Annual Report on 10-K, File No. 000-21755 filed on March 28, 2001.*

10.2 Executive Employment Agreement dated November 22, 2000 between Steven Shangold and Emplifi, Inc. and iGate Capital Corporation is incorporated by reference from Exhibit 10.2 to the Annual Report on Form 10-K, File No. 000-21755 filed on March 28, 2001.*

10.2(a) Employment Amendment Amendment dated September 30, 2001, between Steven Shangold, Emplifi, Inc. and iGate Capital Corporation is filed herewith.

10.3 Employment Agreement dated April 1, 2001 between iGate Capital Management, Inc., and Michael J. Zugay is incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q, File No 000-21755 filed on August 14, 2001.*

10.4 1996 Stock Incentive Plan is incorporated by reference to Exhibit 10.2 to iGate Capital Corporation's Registration Statement on Form S-1, Commission File No. 333-14169, filed on November 19, 1996.*

10.5 Amended and Restated 1996 Stock Incentive Plan is incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, File No. 000-21755 filed on November 16, 1998.*

10.6 Second Amended and Restated 1996 Stock Incentive Plan is incorporated by reference to Exhibit 99.1 to iGate Capital Corporation's Definitive Proxy Statement, File No. 000-21755 filed on December 30, 1998.*

10.7 Second Amended and Restated Stock Incentive Plan is incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, File No. 000-21755, filed on August 14, 2000.*

10.8 Credit Agreement dated August 1, 2000 by and among iGate Capital Corporation, as borrower, and the financial institutions party thereto, as lenders, and PNC Bank, N.A., as agent and as Swing Loan Lender and Issuing Bank is incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, Commission File No. 000-21755, filed on November 14, 2000.

10.8(a) First Amendment to Credit Agreement dated November 28, 2000 by and among iGate Capital Corporation, PNC Bank, N.A. and National City Bank of Pennsylvania is incorporated by reference to Exhibit 10.8(a) to the Annual Report on Form 10-K, File No. 000-21755 filed on March 28, 2001.

10.8(b) Second Amendment to Credit Agreement dated September 30, 2001 by and among iGate Capital Corporation, PNC Bank, N.A., National City Bank of Pennsylvania and First National Union Bank is filed herewith.

10.9 Lease Agreement dated January 15, 1995 by and between Mascot Systems Private Limited and Messrs. Wadhwani and Trivedi for real estate in Bangalore, India is incorporated by reference to Exhibit 10.10 to iGate Capital Corporation's Registration Statement on Form S-1, Commission File No. 333-14169, filed on November 19, 1996.


Exhibit                       Index Description of Exhibit
-------   ----------------------------------------------------------------------

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

10.21 Lease Agreement dated June 8, 2000 by and between the Company and Foster Plaza Holding Corporation for office space in Foster Plaza located near Pittsburgh, Pennsylvania is incorporated by reference to
          Exhibit 10.21 to the Annual Report on Form 10-K, File No. 000-21755 filed on March 28, 2001.

10.22 Stock Purchase Agreement by and between the Company and Messrs. Wadhwani and Trivedi for their shares of Mascot Systems Private Limited incorporated by reference to Exhibit 10.20 on Form S-1 of iGate Capital Corporation, Commission File No. 333-14169, filed on November 19, 1996.

10.23 Shareholders Agreement by and among the Company, Sunil Wadhwani and Ashok Trivedi and the Joinder Agreement by Grantor Retained Annuity Trusts established by Messrs. Wadhwani and Trivedi are incorporated by reference to Exhibit 10.5 to iGate Capital Corporation's Registration Statement on Form S-1, Commission File No. 333-14169, filed on December 16, 1996.

Exhibit                      Index Description of Exhibit
-------   ----------------------------------------------------------------------

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

10.26 Stock Purchase Agreement dated December 12, 2001 by and between Highgate Ventures I, L.P. and Ashok Trivedi and Sunil Wadhwani is filed herewith.

10.27 Letter Agreement dated August 15, 2001 between iGate Capital Corporation and Jonathan Bonime is filed herewith.

10.67 Form of Capital Contribution Agreement by and among the Company, Sunil Wadhwani, Ashok Trivedi and their respective family trusts is incorporated by reference to Exhibit 10.21 to iGate Capital Corporation's Registration Statement on Form S-1, Commission File No. 333-14169, filed on December 16, 1996.

21.0      Subsidiaries of the Registrant.

23.0      Report of Independent Public Accountants on Financial Data Schedule.

99.       Report of Independent Public Accountants on Quality Control

*Management compensatory plan or arrangement

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 1st day of April, 2002.

                                      iGATE CORPORATION


                                                  /s/ SUNIL WADHWANI

April 1, 2002


                                      By:

                                                      Sunil Wadhwani
                                          Co-Chairman of the Board of Directors,
                                           Chief Executive Officer, and Director

                        POWER OF ATTORNEY AND SIGNATURES

     We, the undersigned officers and directors of iGate Corporation, hereby severally constitute and appoint Sunil Wadhwani, Ashok Trivedi and Michael J. Zugay, and each of them singly, our true and lawful attorneys, with full power to them and each of them singly, to sign for us in our names in the capacities indicated below, amendments to this report, and generally to do all things in our names and on our behalf in such capacities to enable iGate Corporation to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                              Title                          Date
---------------------     -----------------------------------------     -----------


/s/ SUNIL WADHWANI        Co-Chairman of the Board of                   April 1, 2002
---------------------
    Sunil Wadhwani        Directors, Chief Executive
                          Officer, and Director


/s/ ASHOK TRIVEDI         Co-Chairman of the Board of                   April 1, 2002
---------------------
    Ashok Trivedi         Directors, President, and
                          Director


/s/ MICHAEL J. ZUGAY      Senior Vice President and Chief Financial     April 1, 2002
---------------------
    Michael J. Zugay      Officer



 /s/ MICHEL BERTY         Director                                      April 1, 2002
----------------------
     Michel Berty


/s/ J. GORDON GARRETT     Director                                      April 1, 2002
----------------------
    J. Gordon Garrett


 /s/ EDWARD YOURDON       Director                                      April 1, 2002
----------------------
     Edward Yourdon
