Form 10-Q
period 2002-03-31
IGATE CORP
filed 2002-05-15
CIK 1024732

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

      10 Foster Plaza, 5th Floor, 680 Andersen Drive, Pittsburgh, PA 15220
                    (Address of Principal Offices) (Zip Code)

                                 (412) 503-4450
              (Registrant's Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

     The number of shares of the registrant's Common Stock, par value $0.01 per share, outstanding as of April 30, 2002 was 51,343,963.

================================================================================
                                iGATE CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2002

                                TABLE OF CONTENTS

                                                                                                              Page
                                                                                                              ----
PART I    FINANCIAL INFORMATION............................................................................      2

Item 1.   Condensed Consolidated Financial Statements

(a)       Unaudited Condensed  Consolidated  Statements of Operations for the Three Month Periods Ended
          March 31, 2002 and 2001..........................................................................      2

(b)       Condensed  Consolidated  Balance  Sheets as of March 31, 2002  (unaudited)  and  December 31,
          2001.............................................................................................      3

(c)       Unaudited Condensed Consolidated Statement of Shareholders' Equity and Comprehensive Income
          for the Three Month Period Ended March 31, 2002..................................................      4

(d)       Unaudited Condensed  Consolidated  Statements of Cash Flows for the Three Month Periods Ended
          March 31, 2002 and 2001..........................................................................      5

(e)       Notes to Unaudited Condensed Consolidated Financial Statements...................................      6

(f)       Report of Independent Public Accountants.........................................................     14

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations............     15

Item 3.   Quantitative and Qualitative Disclosure About Market Risk........................................     22

PART II   OTHER INFORMATION

Item 6.   Exhibits and Report on Form 8-K

          SIGNATURES.......................................................................................     24

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(a)                             iGATE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                                          Three Months Ended
                                                                               March 31,
                                                                          -------------------
                                                                            2002       2001
                                                                          -------    --------
Revenues                                                                  $74,997    $122,612
Cost of revenues                                                           49,813      78,265
                                                                          -------    --------
Gross profit                                                               25,184      44,347

Selling, general and administrative                                        23,928      45,807
                                                                          -------    --------
Income/(loss) from operations                                               1,256      (1,460)

Other expense, net                                                           (362)     (3,525)
Minority interest                                                            (165)       (471)
Gain on deconsolidation of subsidiary                                       7,086          --
Equity in losses of affiliated companies                                       --      (4,119)
Loss on venture investments                                                  (215)     (5,500)
Gain on sale of stock of unconsolidated affiliate                              --      16,706
                                                                          -------    --------

Income before income taxes                                                  7,600       1,631
Income tax provision                                                        3,040         651
                                                                          -------    --------

Income before cumulative effect of change in accounting principle           4,560         980
Cumulative effect of change in accounting principle, net of tax of $592        --         887
                                                                          -------    --------
Net income                                                                $ 4,560    $  1,867
                                                                          =======    ========

Net income per common share, basic
before cumulative effect of change in accounting principle:               $  0.09        0.02
Cumulative effect of change in accounting principle per share:                 --        0.02
                                                                          -------    --------
Net income per common share, basic                                        $  0.09    $   0.04
                                                                          =======    ========

Net income per common share, diluted
before cumulative effect of change in accounting principle:               $  0.09    $   0.02
Cumulative effect of change in accounting principle per share:                 --        0.02
                                                                          -------    --------
Net income per common share, diluted                                      $  0.09    $   0.04
                                                                          =======    ========

Weighted Average Common Shares outstanding, Basic                          51,201      51,257
                                                                          =======    ========
Weighted Average Common Shares outstanding, Diluted                        52,272      52,644
                                                                          =======    ========


   The accompanying notes are an integral part of these Condensed Consolidated
                              Financial Statements.

(b)                             iGATE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                             March 31,    December 31,
                                                               2002          2001*
                                                            -----------   ------------
                                                            (Unaudited)
                                     ASSETS
Current assets:
   Cash and cash equivalents                                 $ 58,773       $ 54,438
   Investments                                                 22,264         16,314
   Restricted cash and investments                             25,005         27,430
   Accounts receivable, net                                    53,717         61,397
   Prepaid taxes and other assets                              14,704         18,195
   Deferred income taxes                                        5,460          5,527
                                                             --------       --------

      Total current assets                                    179,923        183,301
                                                             --------       --------

Investments in unconsolidated affiliates                        9,635         10,513
Land, building, equipment and leasehold improvements, net      14,595         17,830
Intangible assets, net                                         28,722         30,467
                                                             --------       --------

      Total assets                                           $232,875       $242,111
                                                             ========       ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Notes payable                                             $     --       $  5,347
   Accounts payable                                             9,137         10,663
   Accrued payroll and related costs                           23,083         24,666
   Other accrued liabilities                                   10,377         11,916
   Deferred revenue                                             3,904          5,355
                                                             --------       --------

      Total current liabilities                                46,501         57,947
Convertible promissory note                                    10,000         10,000
Other long-term liabilities                                     9,279          9,229
Deferred revenue                                                   --            939
Deferred income taxes                                          13,792         12,434
                                                             --------       --------

      Total liabilities                                        79,572         90,549
                                                             --------       --------

Minority interest                                               5,949          8,186

Shareholders' equity:
   Preferred Stock, without par value                              --             --
   Common Stock, par value $0.01 per share:                       524            524
   Additional paid-in capital                                 143,114        142,985
   Retained earnings                                           22,572         18,012
   Deferred Compensation                                         (178)          (204)
   Common Stock held in treasury, at cost                     (14,714)       (14,714)
   Accumulated other comprehensive loss                        (3,964)        (3,227)
                                                             --------       --------

      Total shareholders' equity                              147,354        143,376
                                                             --------       --------

Total liabilities and shareholders' equity                   $232,875       $242,111
                                                             ========       ========

*    Condensed from audited Consolidated Financial Statements.

   The accompanying notes are an integral part of these Condensed Consolidated
                              Financial Statements.

(c)                             iGATE CORPORATION
          CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY AND
                              COMPREHENSIVE INCOME
                             (Dollars in thousands)
                                   (Unaudited)

                                                Issued Common Stock
                                                -------------------   Series A    Additional
                                                               Par    Preferred     Paid-in    Retained     Deferred     Treasury
                                                  Shares      Value    Shares       Capital    Earnings   Compensation    Shares
                                                -----------   -----   ---------   ----------   --------   ------------   ---------
Balance, December 31, 2001                       52,245,436   $524        1        $142,985    $18,012       $(204)      $(14,714)

Exercise of stock options, includes
   effect of  tax benefit recognized                 34,375     --       --             129         --          --
Amortization of deferred compensation                    --     --       --              --         --          26             --
Comprehensive income:

Unrealized loss on investments, net of tax
   of $0.3 million                                       --     --       --              --         --          --             --
Reclassification adjustment for losses
   realized in net income, net of tax of $0.1
     million                                             --     --       --              --         --          --             --
Currency translation adjustment                          --     --       --              --         --          --             --
Net income                                               --     --       --              --      4,560          --             --
                                                 ----------   ----      ---        --------    -------       -----       --------

Balance, March 31, 2002                          52,279,811   $524        1        $143,114    $22,572       $(178)      $(14,714)
                                                 ==========   ====      ===        ========    =======       =====       ========

                                                 Accumulated
                                                    Other                              Comprehensive
                                                Comprehensive    Total Shareholders'      Income/
                                                 Income (Loss)         Equity             (Loss)
                                                --------------   -------------------   -------------
Balance, December 31, 2001                         $(3,227)          $143,376

Exercise of stock options, includes
   effect of  tax benefit recognized                    --                129
Amortization of deferred compensation                   --                 26
Comprehensive income:

Unrealized loss on investments, net of tax
   of $0.3 million                                    (503)              (503)             ($503)
Reclassification adjustment for losses
   realized in net income, net of tax of $0.1
     million                                           125                125                125
Currency translation adjustment                       (359)              (359)              (359)
Net income                                              --              4,560              4,560
                                                   -------           --------             ------

Balance, March 31, 2002                            $(3,964)          $147,354             $3,823
                                                   =======           ========             ======

   The accompanying notes are an integral part of these Condensed Consolidated
                              Financial Statements.

(d)                             iGATE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                          Three Months Ended
                                                                              March 31,
                                                                         -------------------
                                                                           2002       2001
                                                                         -------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Operations:
   Net income                                                            $ 4,560    $  1,867
   Adjustments to reconcile net income to cash provided by operations:
      Depreciation and amortization                                        1,901       2,945
      Net gain on deconsolidation of itiliti, net of cash                 (7,086)         --
      Gain on sale of stock of unconsolidated affiliates                      --     (16,706)
      Allowance for uncollectible accounts                                   173         658
      Deferred income taxes, net                                           1,760      (5,893)
      Loss on venture investments and affiliated companies                   215       5,500
      Equity in losses of affiliated companies                                --       4,119
      Minority interest                                                      165         471
      Deferred revenue                                                      (688)         --
      Amortization of deferred compensation                                   26          --
      Amortization of bond premium (discount)                              1,000          --
   Working capital items:
      Accounts receivable and unbilled receivables                         7,323      10,167
      Prepaid and other assets                                             3,234       8,214
      Accounts payable                                                    (1,014)     (2,007)
      Accrued and other current liabilities                               (2,022)      5,578
                                                                         -------    --------

         Net cash flows provided (used) by operating activities            9,547      14,913
                                                                         -------    --------

CASH FLOWS  FROM INVESTING ACTIVITIES:
   Additions to equipment and leasehold improvements, net                   (242)     (3,415)
   (Purchases)/sales of investments                                       (3,525)      6,787
   Acquisition of minority units                                            (850)         --
   Contingent consideration                                                   --      (2,276)
   Proceeds from sale of investment in unconsolidated affiliate               35          --
   Other                                                                    (250)         --
                                                                         -------    --------

         Net cash flows provided by/(used)  by investing activities       (4,832)      1,096
                                                                         -------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on credit facilities                                              --     (16,000)
   Proceeds from issuance of subsidiary financing and warrants                --       1,500
   Net proceeds from exercise of stock options                               125          --
                                                                         -------    --------

         Net cash flows provided (used) by financing activities              125     (14,500)
                                                                         -------    --------

Effect of currency translation                                              (505)       (438)
                                                                         -------    --------

Net change in cash and cash equivalents                                    4,335       1,071
Cash and cash equivalents, beginning of period                            54,438      22,773
                                                                         -------    --------

Cash and cash equivalents, end of period                                 $58,773    $ 23,844
                                                                         =======    ========

   The accompanying notes are an integral part of these Condensed Consolidated
                              Financial Statements.

(e)  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

      The Unaudited Condensed Consolidated Financial Statements included herein have been prepared by iGate Corporation (the "Company") in accordance with generally accepted accounting principles for interim financial information and
Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, the accompanying Unaudited Condensed Consolidated Financial Statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying Unaudited Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2002 should be read in conjunction with the Company's Consolidated Financial Statements (and notes thereto) included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2001. In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of the accompanying Unaudited Condensed Consolidated Financial Statements have been included, and all adjustments unless otherwise discussed in the Notes to the Unaudited Condensed Consolidated Financial Statements are of a normal and recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

     Certain reclassifications have been made to the Unaudited Condensed Consolidated Financial Statements for the three months period ended March 31, 2001 to conform with the current period presentation. The Company has reclassified billable expenses and has included these expenses as an additional component of revenue.

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

     The Company uses foreign exchange contracts to reduce its foreign exchange exposure on certain intercompany debt. Through May 2001, the Company held warrants to purchase common stock in a publicly traded company. As of January 1, 2001, the adoption of SFAS 133 resulted in the recording of $1.5 million of current assets, and a gain of $0.9 million, net of tax, for the cumulative effect of the change in accounting principle. Based on declining market values in these warrants during the three months ending March 31, 2001, the derivative amount recorded had little value at March 31, 2001 and was accordingly removed through the other expense line item on the Condensed Consolidated Statement of Operations. For the three months ending March 31, 2002, the only qualifying derivative instrument was a foreign exchange contract on the Company's Canadian intercompany debt. The value of this derivative instrument was not material to the Condensed Consolidated Statement of Operations or the Condensed Consolidated Balance Sheet. The foreign exchange contract has a notional amount of $7.0 million Canadian dollars at
1.5948 (U.S. $4.4 million) and a maturity date of June 30, 2002.

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written down when impaired, rather than being amortized as previous standards required. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite.

     The Company has adopted the standard effective the beginning of fiscal 2002. In accordance with SFAS 142, the Company ceased amortizing goodwill totaling $30.4 million as of the beginning of fiscal 2002.

     The following table presents the impact of SFAS 142 on net income and net income per share had the standard been in effect for the three months ended March 31, 2002 and 2001.

                                                                                Three Months Ended
                                                                                    March 31,
                                                                                ------------------
                                                                                  2002     2001
                                                                                 ------   -------
Net income before cumulative effect - as reported                                $4,560   $  980
Adjustments:
Amortization of goodwill                                                             --    2,407
                                                                                 ------   ------
Net income before cumulative effect - adjusted                                    4,560    3,387
                                                                                 ------   ------
Cumulative effect of change in accounting principle, net of tax of $592              --      887
                                                                                 ------   ------
Net income - adjusted                                                            $4,560   $4,274
                                                                                 ------   ------
Basic and Dilutive Net Income Per Share before cumulative effect - adjusted      $ 0.09   $ 0.06
                                                                                 ======   ======

Basic and Dilutive Net Income Per Share - adjusted                               $ 0.09   $ 0.08
                                                                                 ======   ======


Reconcilliation of Changes in Carrying Value of Intangible Assets (in thousands):



                                                                         Three Months Ended
                                                                           March 31, 2002
                                            ----------------------------------------------------------------------------------
                                             Enterprise                       Offshore
                                            Applications       IT Staffing   Outsourcing   Igate Corporate       Consolidated
                                            ------------       -----------   -----------   ---------------       ------------
Goodwill, beginning of period                $10,334             $18,491       $     --        $1,222              $30,047

Deconsolidation and acquisition                  (57)               (528)            --        (1,222)              (1,807)
Foreign currency translation effect               --                 267             --            --                  267
                                              ------              ------       --------        ------               ------
Goodwill, end of period                       10,277              18,230             --            --               28,507
                                              ======              ======       ========        ======               ======
Identifiable Intangibles, beginning
of period                                         --                 420             --            --                  420
Less: Amortization(1)                             --                (205)            --            --                 (205)
                                              ------              ------       --------        ------               ------
Identifiable Intangibles, end of period           --                 215             --            --                  215
                                              ======              ======       ========        ======               ======
Total Intangible Assets                      $10,277             $18,445       $     --        $   --              $28,722
                                              ======              ======       ========        ======               ======

(1) The intangible asset relates to the acquisition of customer contracts and is being amortized over the remaining estimated life of the contractual relationship. The amount is expected to be fully amortized by June 30, 2002.

      During the quarter, iGATE completed the review and valuation of its goodwill and has determined it will not record any impairment charges in connection with the adoption of SFAS 142.

3.   Investments and Restricted Investments

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

      The Company accounts for investments in businesses in which it owns between 20% and 50% voting interest of equity or otherwise acquires management influence using the equity method of accounting as prescribed by Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." Investments in which the Company owns less than a 20% voting interest, or in which the Company does not acquire management influence are accounted for using the cost method of accounting, or, if publicly traded, as available-for-sale securities. The Company's proportionate share of investment income or loss in affiliates accounted for under the equity method is recorded as part of equity in losses of affiliated companies on the Condensed Consolidated Statement of Operations.

     There were no dividends declared for any of the three months ended March 31, 2002 and 2001.

Loss on Venture Investments

     In February 2002, the Company's subsidiary sold its entire interest in Versata, Inc. ("Versata") for cash, realizing a loss of $0.2 million.

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

Gain on Sale of Stock of Subsidiary

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

Restricted Investments

     The Company had short-term investments consisting of commercial paper, money market funds and corporate bonds that totaled $22.3 million and $16.3 million at March 31, 2002 and December 31, 2001, respectively. These funds are to be used for Mascot's purposes only due to Indian governmental restrictions.

     In addition, the Company had restricted investments consisting of money market funds, that totaled $25.0 million and $27.4 million at March 31, 2002 and December 31, 2001, respectively. The restrictions related to the Credit Facility and upfront funding for employee medical benefits in the amounts of $25.0 million and $2.4 million, respectively.

4.   Gain on Deconsolidation of itiliti

     On March 15, 2002, through the combination of a sale of new shares by itiliti to strategic investors and conversion of its bridge loan financing vehicle to voting equity securities, our ownership interest in itiliti was reduced from 90% to 49%. Subsequent to the transaction date, we will account for our interest in itiliti under the equity method of accounting primarily due to our lack of a controlling interest in itiliti. In addition, we will have no future obligation to fund additional operating or financing requirements of itiliti. During 2002, the Company recorded a gain on deconsolidation of $7.1 million and pretax losses for the period January 1, 2002 through the date of deconsolidation in the amount of $2.2 million. The after tax impact for the three months ended March 31, 2002, of the deconsolidation gain net of losses was approximately $3.0 million. During the three and twelve months ended March 31, 2001 and December 31, 2001, the Company recorded after tax losses for itiliti of $1.2 million and $5.0 million, respectively.

5.   Restructuring and Merger Charges

     In the third and fourth quarters of 2001, the continued economic downturn caused the Company to do an extensive review of its operations and certain overhead costs associated with each reportable segment. In August and December of 2001, respectively the Company approved separate restructuring plans.

     The components of the restructuring charges, merger and the restructuring accrual at March 31, 2002 are as follows:

                                                  Accrued                     Accrued
                                               December 31,       Cash       March 31,
                                                   2001       Expenditures     2002
                                               ------------   ------------   ---------
           (Dollars in thousands)
Severance, executive bonus and related items      $3,587         $(547)       $3,040
Lease costs of office closure                      2,826          (374)        2,452
                                                  ------         -----        ------
Total                                             $6,413         $(921)       $5,492
                                                  ======         =====        ======

6.   Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                Three Months Ended
                                                                    March 31,
                                                                ------------------
                                                                  2002     2001
                                                                -------   --------
Basic earnings per share:
-------------------------
   Income before cumulative change in accounting principle      $ 4,560   $   980
   Cumulative effect of change in accounting principle               --       887
                                                                -------   -------

   Net income                                                     4,560     1,867

Divided by:
   Weighted average common shares                                51,201    51,257
                                                                -------   -------

Basic earnings per share                                        $  0.09   $  0.04
                                                                =======   =======

Diluted earnings per share:
---------------------------
   Income before cumulative change in accounting principle      $ 4,560   $   980
   Cumulative effect of change in accounting principle               --       887
                                                                -------   -------

   Net income                                                     4,560     1,867
   Convertible debt expense, net of tax (1)                          95       188
                                                                -------   -------

   Adjusted net income                                            4,655     2,055
                                                                -------   -------
Divided by the sum of:
   Weighted average common shares                                51,201    51,257
   Dilutive effect of restricted and common stock equivalents       378        --
   Dilutive effect of convertible securities                        693     1,387
                                                                -------   -------

   Diluted average common shares                                 52,272    52,644
                                                                -------   -------

Diluted earnings per share                                      $  0.09   $  0.04
                                                                =======   =======

(1) Convertible debt expense relates to a Covertible Debenture Agreement with GE Capital Equity Investments, Inc.

     The number of outstanding options to purchase common shares for which the option exercise prices exceeded the average market price of the common shares aggregated 2,565 and 4,076 for the three month periods ended March 31, 2002 and 2001, respectively. These options were excluded from the computation of diluted earnings per share under the treasury stock method.

7.   Segment Information

     In accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," management has reevaluated the way the Company is to being managed, beginning in the first quarter of 2002. As a result, the existing operating units of the Company were recast into four reportable operating segments, which have been defined by management based primarily on the scope of services offered by each segment. Accordingly, the segment information for the three months ended March 31, 2001, have been restated for comparative purposes.

     In 2001, our reporting segments were Emplifi, Mascot, eJiva, Emerging services, Value Services, Staffing Services and iGate.

     In 2002, our reporting segments will be recast according to service offerings into Offshore Outsourcing, Enterprise Applications, IT Staffing and iGate Corporate.

Offshore Outsourcing

     We are able to provide custom and package application development, application maintenance outsourcing, business intelligence services and application reengineering through our Offshore

     Development Center ("ODC") model. This model offers clients certain advantages compared to domestic development, which include significant cost savings and more efficient "around the clock" delivery. These services are offered through our majority owned subsidiary Mascot Systems Ltd. ("Mascot"). Mascot is publicly held on several India stock exchanges.

     Currently, we have ODCs in Bangalore, Chennai, Pune and Mumbai, India. In the first quarter of 2002, approximately 24% of our revenues were generated using this ODC model. The revenues of our Offshore Delivery reporting segment consist entirely of Mascot.

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

     Mascot serves large and medium-sized client organizations in a wide variety of industries. Mascot is a Global Preferred Partner of General Electric Company ("GE"). During the quarter ended March 31, 2002, Mascot derived approximately 70% of its revenues from its top five clients. GE accounted for approximately 52% of Mascot's revenues during the quarter.

     Mascot is headquartered in Bangalore, India and has offices in the Indian cities of Chennai, Pune, and Mumbai. Mascot's U.S. headquarters is in Pittsburgh, Pennsylvania. Mascot also has offices in Singapore, the Netherlands, England, Japan and Sweden. Mascot has over 1,500 employees worldwide.

Enterprise Applications

     The Enterprise Application ("EA") segment consists of services provided by our wholly owned subsidiary RedBrigade Ltd. ("RedBrigade") and our majority owned subsidiary eJiva, Inc., ("eJiva"). RedBrigade provides web integration services in the European market. eJiva provides custom enterprise application implementation, customer relationship management applications implementation, supply chain management applications implementation and business process consulting. eJiva's capabilities include software design and customization; strategic consulting; domain expertise in a variety of industries; and enterprise application implementation and integration services. Most of EA's client engagements involve the development of customized software solutions.

     Each of the companies within the EA segment markets its services to information technology directors and chief information officers within prospective client companies. The companies typically enter into an initial client contract with an average duration of approximately nine to ten months for its fixed price projects and its business intelligence software implementation. These fixed price contracts generally provide for payment based upon deliverables and project milestones reached. Some of these contracts provide for payment based on a time-and-materials basis, based on the number of consultant hours worked on the project. Clients typically have the right to cancel time and materials contracts with minimal notice.

     Typically, the service offerings within the segment are designed for large and medium-sized client organizations in a wide variety of industries. During the quarter ended March 31, 2002, approximately 36% of the EA revenues were derived from its top five clients. Philip Morris Companies, Inc. and GE accounted for approximately 14% and 12%, respectively, of EA segment revenues during the quarter.

     eJiva is headquartered in Pittsburgh, Pennsylvania, and maintains offices in; Pleasanton, California; and Worthington, Ohio, and has more than 350 employees. RedBrigade is headquartered in Bracknell, England, and has offices in Ireland, Scotland, and South Africa and has more than 250 employees.

IT Staffing

     The IT Staffing ("Staffing") segment consists of our wholly owned subsidiaries Mastech Emplifi, Inc., ("MEI"), Chen & McGinley, Inc. ( "CMI "), Symphoni, LLC ("Symphoni"), Global Financial Services of Nevada, Inc. ( "GFS "), and Direct Resources (Scotland) Ltd. ( "Direct Resources ") Mastech Application Services, Inc. ( "MAS "), Mastech Emplifi Ltd., ("MEL") and Mastech Asia Pacific Pty. Ltd. ( "MAP "). These entities provide a variety of client managed and supervised IT staffing service offerings including custom application development and design services and package implementation and application support services. Staffing provides these services to large and medium-sized client organizations. Its capabilities include client directed software design and customization; web-focused strategic consulting; domain expertise in a variety of industries; and enterprise application integration services. In addition, Staffing, also offers training as a service to its customers.

     Staffing markets its services to application development managers and information technology directors within prospective client companies and also responds to requests for proposals for preferred vendor status to win long-term engagement relationships. Staffing typically enters into an initial client contract with a relatively short duration. This contract is often extended, and the average duration of a client project is approximately nine to ten months. These contracts generally provide for payment on a time-and-materials basis, based on the number of consultant hours worked on the project. Clients typically have the right to cancel contracts with minimal notice.

     In March 2002, we purchased the remaining portion of Symphoni LLC per $0.9 million cash.

     The segment serves a wide variety of industries. During the quarter ended March 31, 2002, Staffing's top five clients accounted for approximately 16% of its revenues. For the quarter ended March 31, 2002, the segment did not have a client that accounted for more than 10% of revenues.

     The Staffing segment has U.S. offices in Pittsburgh, Pennsylvania, San Francisco, California; Dallas, Texas; Raleigh, North Carolina; New York, New York; Boston, Massachusetts and Minneapolis, Minnesota. The Staffing segment has international offices located in Scotland, Mississauga, Canada, Canberra, Melbourne, Sydney, and Brisbane, Australia The Staffing segment has more than 1,750 employees.

iGate Corporate

     We have also recast our iGate Corporate ("iGate") segment. Historically, the iGate segment was a non-revenue producing segment that captured corporate costs, joint ventures and other strategic investment activity and other unallocated charges.

     Our recast iGate segment will report operating results of itiliti, MobileHelix and jobcurry, Inc. In March 2002, we deconsolidated itiliti and closed operations of MobileHelix. There will be no significant operating losses recorded for either of these entities. jobcurry, Inc. continues to provide recruiting and placement services for iGate and outside customers. jobcurry, Inc. is excluded from the above segments due largely to its dissimilar service offerings and certain economic characteristics.

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

                                        Three Months Ended March 31, 2002 (Dollars in thousands)
                                        --------------------------------------------------------
                                         Offshore     Enterprise     IT       iGate
                                        Outsourcing  Applications Staffing  Corporate    Total
                                        -----------  ------------ --------  ---------   -------
External revenues                         $18,058      $17,238     $39,284   $   417    $74,997
Cost of revenues                           11,094        9,944      28,270       505     49,813
                                          -------      -------     -------   -------    -------
Gross profit                                6,964        7,294      11,014       (88     25,184
Operating expenses                          6,308        6,298       8,138     3,184     23,928
                                          -------      -------     -------   -------    -------
Operating margin                          $   656      $   996     $ 2,876    (3,272)     1,256
                                          =======      =======     =======
Other expense, net                                                              (362)      (362)
Minority interest                                                               (165)      (165)
Gain on deconsolidation of subsidiary                                          7,086      7,086
Loss on venture investments                                                     (215)      (215)

                                                                             -------    -------
Income before income taxes                                                   $ 3,072    $ 7,600
                                                                             =======    =======

                                             Three Months Ended March 31, 2001 (Dollars in thousands)
                                           ------------------------------------------------------------
                                            Offshore       Enterprise       IT        iGate
                                           Outsourcing    Applications   Staffing   Corporate    Total
                                           -----------    ------------   --------   ---------   --------
External revenues                            $21,827        $30,084       $70,044   $    657    $122,612
Cost of revenues                              12,846         16,068        48,695        656      78,265
                                             -------        -------       -------   --------    --------
Gross profit                                   8,981         14,016        21,349          1      44,347
Operating expenses                             6,259         14,224        15,078     10,246      45,807
                                             -------        -------       -------   --------    --------
Operating margin                             $ 2,722        $  (208)      $ 6,271    (10,245)     (1,460)
                                             =======        =======       =======

Other expense, net                                                                   (3,525)     (3,525)
Minority interest                                                                      (471)       (471)
Equity in losses of affiliated companies                                             (4,119)     (4,119)
Loss on venture investments                                                          (5,500)     (5,500)
Gain on sale of stock of unconsolidated  affiliate                                   16,706      16,706

                                                                                   --------    --------
Income (loss) before income taxes                                                  $(7,154)    $  1,631
                                                                                   ========    ========


     Assets by segment were as follows at March 31, 2002, and December 31, 2001:

     Offshore Outsourcing      $ 60,282  $ 60,091
     Enterprise Applications     28,492    23,585
     IT Staffing                 40,753    43,603
     iGate Corporate(1)         103,348   114,832
                               --------  --------
        Total assets           $232,875  $242,111
                               ========  ========

     Revenue and assets by geographic area consisted of the following:

                           Three Months Ended
                                March 31,
                         ----------------------
                            2002       2001
                           -------   --------
                         (Dollars in thousands)
     Revenues:
     United States         $46,052   $ 89,899
     Canada                  4,978      6,175
     Europe and Africa       6,860      8,146
     Pacific Rim(2)         17,107     18,392
                           -------   --------
        Total revenues     $74,997   $122,612
                           =======   ========

                         March 31,  December 31,
                         ---------   ----------
                            2002        2001
                          --------    --------
                         (Dollars in thousands)
     Assets:
     United States        $161,305    $172,157
     Canada                  5,723       6,039
     Europe and Africa       7,736       7,976
     Pacific Rim(2)         58,111      55,939
                          --------    --------
         Total assets     $232,875    $242,111
                          ========    ========

(1)  Substantially all goodwill is recorded at the iGate Corporate Level. See
     Note 2 for segment breakout.

(2)  Revenues and assets of Mascot's U.S. branch are included in the United
     States.

     The Company had one customer in each of the quarters ended March 31, 2002, and 2001, that accounted for 15% and 14% of consolidated external revenues, respectively.

(f)  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of iGate Corporation:

     We have reviewed the accompanying condensed consolidated balance sheet of iGate Corporation (a Pennsylvania Corporation) and its subsidiaries as of March 31, 2002, and the related condensed consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for the three month periods ended March 31, 2002 and 2001. These condensed consolidated financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of iGate Corporation and its subsidiaries as of December 31, 2001, (not presented herein), and, in our report dated February 5, 2002, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                                         /s/ Arthur Andersen LLP
                                                         -----------------------
Pittsburgh, Pennsylvania
May 8, 2002

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with
Part II, Item 7 of the registrant's Annual Report on Form 10-K for the year ended December 31, 2001. The following discussion should also be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q ("Form 10-Q"). The information contained herein is not a comprehensive management overview and analysis of the financial condition and results of operations of the iGate Corporation ("iGate" or the "Company"), but rather updates disclosures made in the 2001 Form 10-K.

     Some of the statements in this Form 10-Q that are not historical facts are forward-looking statements. These forward-looking statements include our financial, growth, and liquidity projections, as well as statements concerning our plans, strategies, intentions and beliefs concerning our business, cash flows, costs, and the markets in which we operate. Without limiting the foregoing, the words "believes," "anticipates," "plans," "experts," and similar expressions are intended to idenitfy certain forward-looking statements. These statements are based on information currently available to us, and we assume no obligation to update these statements as circumstances change. There are risks and uncertainties that could cause actual events to differ materially from these forward-looking statements. These risks include, but are not limited to, the level of market demand for our services, the highly-competitive market for the types of services that we offer, market conditions that could cause our customers to reduce their spending for our services or cause prospective customers to decide not to engage third-party providers of IT services, our ability to create, acquire, and build new businesses and to grow our existing businesses, our ability to attract and retain qualified personnel, currency fluctuations and market conditions in India and elsewhere around the world, and our ability to reduce costs and conserve cash in an uncertain economic environment. While we cannot predict all of these risks and uncertainties, we refer you to the important risk factors that could cause actual results to differ materially from our current beliefs and expectations which are discussed under the heading "Risk Factors" in Part I of the 2001 Form 10-K.

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

Business Developments

     2001 was a difficult year for the entire IT industry. Demand for our services declined as a result of the general economic slowdown, which caused a reduction in capital spending and a decrease in the number of new software projects initiated by our customers. During the past year, in response to the general economic slowdown and the conditions in our industry, we performed extensive examinations of our operations within each of our reportable segments. Based upon our review, we restructured certain of our operating segments, merged two of our companies and performed an assessment of the carrying values of our intangible assets. These reviews caused us to record restructuring charges in the amount of $9.8 million, as well as goodwill impairment charges in the amount of $37.3 million for the year ended December 31, 2001.

     During the first quarter of 2002, our revenues continued to decline, due to many of the same factors that affected us in 2001. These declines in revenues caused us to look for ways to be more profitable, cut costs and increase cash flow, which are discussed below.

     On March 15, 2002, through the combination of a sale of new shares by itiliti to strategic investors and conversion of its bridge loan financing vehicle to voting equity securities, our ownership interest in itiliti was reduced from 90% to 49%. Subsequent to the transaction date, we will account for our interest in itiliti under the equity method of accounting primarily due to our lack of a controlling interest in itiliti. In addition, we will have no future obligation to fund additional operating or financing requirements of itiliti. During 2002, the Company recorded a gain on deconsolidation of $7.1 million and losses for the period January 1, 2002 through the date of deconsolidation in the amount of $2.2 million. The after tax effect for on activity of itiliti during the three months ending March 31, 2002, was approximately $3.0 million. With respect to the Condensed Consolidated Statements of Operations, itiliti is presented as a consolidated entity through March 15, 2002 and will not materially effect comparability between periods.

     In March 2002, we made the decision to close MobileHelix, Inc. ("MobileHelix") and cease its operations effective immediately.

     In March 2002, we purchased the portion of Symphoni, LLC's outstanding membership units that we did not own for $0.9 million cash. We now own 100% of Symphoni, LLC.

     In January 2002, we re-examined our financial reporting structure, how we segment our operating businesses and how we categorize our service offerings. As a result of our review, we have decided to segment our business according to our service offerings. Our decision was based upon the following factors: (1) to provide the readers of our financial statements, a much simpler view of our business; (2) with the deconsolidation of itiliti and the cessation of operations of MobileHelix, our service offerings became substantially services and easier to define and segment by service offering; and (3) we believe that our segment reporting approach best represents senior management's analysis of operating results into the foreseeable future.

     In 2001, our reporting segments were Emplifi, Mascot, eJiva, Emerging services, Value Services, Staffing Services and iGate.

     In 2002, our reporting segments will be recast according to service offerings into Offshore Outsourcing, Enterprise Applications, IT Staffing and iGate Corporate.

Offshore Outsourcing

     We are able to provide custom and package application development, application maintenance outsourcing, business intelligence services and application reengineering through our Offshore Development Center ("ODC") model. This model offers clients certain advantages compared to domestic development, which include significant cost savings and more efficient "around the clock" delivery. These services are offered through our majority owned subsidiary Mascot Systems Ltd. ("Mascot"). Mascot is publicly held on several India stock exchanges.

     Currently, we have ODCs in Bangalore, Chennai, Pune and Mumbai, India. In the first quarter of 2002, approximately 24% of our revenues were generated using this ODC model. The revenues of our Offshore Delivery reporting segment consist entirely of Mascot.

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

     Mascot serves large and medium-sized client organizations in a wide variety of industries. Mascot is a Global Preferred Partner of General Electric Company ("GE"). During the quarter ended March 31, 2002, Mascot derived approximately 70% of its revenues from its top five clients. GE accounted for approximately 52% of Mascot's revenues during the quarter.

     Mascot is headquartered in Bangalore, India and has offices in the Indian cities of Chennai, Pune, and Mumbai. Mascot's U.S. headquarters is in Pittsburgh, Pennsylvania. Mascot also has offices in Singapore, the Netherlands, England, Japan and Sweden. Mascot has over 1,500 employees worldwide.

Enterprise Applications

     The Enterprise Applications ("EA") segment consists of services provided by our wholly owned subsidiary RedBrigade Ltd. ("RedBrigade") and our majority owned subsidiary eJiva, Inc., ("eJiva"). RedBrigade provides web integration services in the European market. eJiva provides custom enterprise application implementation, customer relationship management applications implementation, supply chain management applications implementation and business process consulting. eJiva's capabilities include software design and customization; strategic consulting; domain expertise in a variety of industries; and enterprise application implementation and integration services. Most of eJiva's client engagements involve the development of customized software solutions.

     Each of the companies within the EA segment markets its services to information technology directors and chief information officers within prospective client companies. The companies typically enter into an initial client contract with an average duration of approximately nine to ten months for its fixed price projects and its business intelligence software implementation. These fixed price contracts generally provide for payment based upon deliverables and project milestones reached. Some of these contracts provide for payment based on a time-and-materials basis, based on the number of consultant hours worked on the project. Clients typically have the right to cancel time and materials contracts with minimal notice.

     Typically, the services offering within the segment are designed for large and medium-sized client organizations in a wide variety of industries. During the quarter ended March 31, 2002, approximately 36% of the EA revenues were derived from its top five clients. Philip Morris Companies, Inc. and GE accounted for approximately 14% and 12%, respectively, of EA segment revenues during the quarter.

     eJiva is headquartered in Pittsburgh, Pennsylvania, and maintains offices in; Pleasanton, California; and Worthington, Ohio, and has more than 350 employees. RedBrigade is headquartered in Bracknell, England, and has offices in Ireland, Scotland, and South Africa and has more than 250 employees.

IT Staffing

     The IT Staffing ("Staffing") segment consists of our wholly owned subsidiaries Mastech Emplifi, Inc., ("MEI"), Chen & McGinley, Inc. ("CMI"), Symphoni, LLC ("Symphoni"), Global Financial Services of Nevada, Inc. ("GFS"), and Direct Resources (Scotland) Ltd. ("Direct Resources") Mastech Application Services, Inc. ("MAS"), Mastech Emplifi Ltd.,("MEL") and Mastech Asia Pacific Pty. Ltd. ("MAP"). These entities provide a variety of client managed and supervised IT staffing service offerings including custom application development and design services and package implementation and application support services. Staffing provides these services to large and medium-sized client organizations. Its capabilities include client directed software design and customization; web-focused strategic consulting; domain expertise in a variety of industries; and enterprise application integration services. In addition, Staffing, also offers training as a service to its customers.

     Staffing markets its services to application development managers and information technology directors within prospective client companies and also responds to requests for proposals for preferred vendor status to win long-term engagement relationships. Staffing typically enters into an initial client contract with a relatively short duration. This contract is often extended, and the average duration of a client project is approximately nine to ten months. These contracts generally provide for payment on a time-and-materials basis, based on the number of consultant hours worked on the project. Clients typically have the right to cancel contracts with minimal notice.

     The segment serves a wide variety of industries. During the quarter ended March 31, 2002, Staffing's top five clients accounted for approximately 16% of its revenues. For the quarter ended March 31, 2002, the segment did not have a client that accounted for more than 10% of revenues.

     The Staffing segment has U.S. offices in Pittsburgh, Pennsylvania, San Francisco, California; Dallas, Texas; Raleigh, North Carolina; New York, New York; Boston, Massachusetts and Minneapolis, Minnesota. The Staffing segment has international offices located in Scotland, Mississauga, Canada, Canberra, Melbourne, Sydney, and Brisbane, Australia The Staffing segment has more than 1,750 employees.

iGate Corporate

     We have also recast our iGate Corporate ("iGate") segment. Historically, the iGate segment was a non-revenue producing segment that captured corporate costs, joint venture and other strategic investment activity and other unallocated charges.

     Our recast iGate segment will report operating results of itiliti, MobileHelix and jobcurry, Inc. In March 2002, we deconsolidated itiliti, and closed operations of MobileHelix. There will be no significant operating activity for either of these entities. jobcurry, Inc. continues to provide recruiting and placement services for iGate and outside customers. jobcurry, Inc. is excluded from the above segments due largely to its dissimilar service offerings and certain economic characteristics.

Results of Operations of our Operating Segments: Offshore Outsourcing, Enterprise Applications, and IT Staffing

     Due to new reporting requirements, we must now account for billable expenses as a component of both revenue and direct costs. In prior reporting periods, billable expenses were accounted for as a direct cost to arrive at gross margin. All prior reporting periods have been restated to reflect this new reporting requirement.

     Our consolidated revenues for the quarter ended March 31, 2002 were $75.0 million, a decrease of $47.6 million or 38.8% as compared to $122.6 million for the comparable quarter in 2001. Billable expenses on a comparative basis approximated 2.0% as a percentage of revenue for each of the comparable quarters. We experienced declines in each of our operating segments. On a comparative quarter basis, our Offshore Outsourcing segment declined $3.8 million or 17.3% to $18.1 million, our Enterprise Applications segment declined $12.8 million or 42.7% to $17.2 million and IT Staffing segment declined $30.8 or 43.9% to $39.3 million.

     The declines in each of these operating segments were mainly attributable to declines in demand due to a continued slow economy, decreases in consultant utilization and billable consultant headcount. Billing rates for consultants for comparative quarters have had a negative impact on revenues.

     Our gross margin, including billable expenses was 33.6% at March 31, 2002 as compared to 36.2% at March 31, 2001. Gross margins declined in each of our operating segments. These decreases were attributable to a combination of pricing pressures, increases in employees related costs and benefits, as well as increased usage of subcontractor labor.

     Selling, general and administrative ("S,G&A") expenses include all costs that are not directly associated with our revenue generating consultants. S,G&A expenses include non-consultant salaries and employees benefits, consultants costs that are not being utilized, recruiting and training costs, insurance costs, legal and accounting fees, rent, depreciation and amortization, as well as communications and facilities costs. Our S,G&A costs for the quarter ended March 31, 2002 were $23.9 million or 31.9% of revenues as compared to $45.8 million or 37.4% of revenues.

     On January 1, 2002, the Company adopted Statements of Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 142 eliminates prospectively the amortization of goodwill and changes the method of determining whether to record goodwill impairment. If SFAS 142 was adopted as of January 1, 2001, net income would have increased by $2.4 million or $0.04 per share. The $2.4 million amortization is recorded in S,G & A and Equity in losses of affiliated companies. During the quarter, iGATE completed the review and valuation of its goodwill and has determined it will not record any impairment charges in connection with the adoption of SFAS 142.

     In the latter half of 2001, we undertook several steps to reduce overhead costs, including the restructuring of several of our operating companies. In addition, salaries and employee benefits costs have decreased due to headcount reductions, not associated with the restructurings, as well as salary and bonus freezes for our existing employee base. Our depreciation expense has decreased for comparative quarters due to decreases in capital spending and write-offs of excess capital equipment associated with the restructurings. Our rent expense has also decreased due to our ability to sub-lease portions of our excess space associated with the 2001 restructuring. We will continue to monitor our S,G&A expenses to ensure that we control costs during the upcoming year. We believe that we have the necessary infrastructure in place to support growth in future periods without the need to materially increase headcount or other overhead costs.

iGate Corporate

     We have also recast our iGate Corporate ("iGate") segment. Historically, the iGate segment was a non-revenue producing segment that captured corporate costs, joint venture and other strategic investment activity and other unallocated charges.

     Our recast iGate segment will report operating results of itiliti, MobileHelix and jobcurry, Inc. In March 2002, we deconsolidated itiliti, and closed operations of MobileHelix. There will be no significant operating activity for either of these entities. jobcurry, Inc. continues to provide recruiting and placement services for iGate and outside customers. Revenues for the recast segment of March 31, 2002 were $0.4 million a decrease of $0.2 million or 36.6% from revenues of $0.6 million, due to declines in revenues of itiliti and jobcurry.


Other Income Components

                                            Three Months Ended
                                                March 31,
                                            ------------------
                                             2002       2001
                                            ------    --------

Other expense, net                          $ (362)   $(3,525)
Minority interest                             (165)      (471)
Gain on deconsolidation of subsidiary        7,086         --
Equity in losses of affiliated companies        --     (4,119)
Loss on venture investments                   (215)    (5,500)
Gain on sale of stock of
 unconsolidated affiliates                      --     16,706

                                            ------    -------
Other income, net                           $6,344    $ 3,091
                                            ======    =======

     Other expense for the quarter ended March 31, 2002 totaled $0.4 million and consisted of interest income on cash and cash equivalents of $0.5 million, favorable foreign currency translation of $0.4 million offset by interest expenses.

     Components of other expense for the period ended March 31, 2001, consisted of interest expense, unfavorable currency translation adjustments and the writedown of Speechworks warrants in accordance with SFAS No. 133.

     Minority interest reflects the share of the net income or loss of our majority-owned operating subsidiaries attributable to the minority owners. Minority interest amounted to expense of $0.2 million for the first quarter of 2002, compared to income of $0.5 million for the first quarter of 2001. The minority interest expense in 2001 consisted of the minority share of the net income of Mascot and IRG, net of the minority share of the net loss of Symphoni and itiliti. The minority interest income in 2002 was the minority share of the net income of Mascot.

     On March 15, 2002, through the combination of a sale of new shares by itiliti to strategic investors and conversion of its bridge loan financing vehicle to voting equity securities, our ownership interest in itiliti was reduced from 90% to 49%. Subsequent to the transaction date, we will account for our interest in itiliti under the equity method of accounting primarily due to our lack of a controlling interest in itiliti. In addition, we will have no future obligation to fund additional operating or financing requirements of itiliti.

During 2002, the Company recorded a gain on deconsolidation of $7.1 million and losses for the period January 1, 2002 through the date of deconsolidation in the amount of $2.2 million. The after tax effect for on activity of itiliti during the three months ending March 31, 2002, was approximately $3.0 million. With respect to the Condensed Consolidated Statements of Operations, itiliti is presented as a consolidated entity through March 15, 2002 and will not materially effect comparability between periods.

     Equity in losses of affiliated companies consists of our share of the net losses of our joint ventures, iProcess and PTI, and of our equity investments, such as Air2Web and VCampus. We sold our share of PTI on February 23, 2001, and, accordingly, have recognized our share of PTI's losses for January and February only. Equity in losses of affiliated companies for the first quarter of 2001 totaled $4.1 million. We had no joint venture or equity investment activity in 2002.

     The gain on sale of stock of unconsolidated affiliate in the first quarter of 2001 consisted of a $16.7 million gain on the sale of PTI. In February 2001, we sold our approximate 50% interest in PTI to Red Hat in exchange for approximately 3.2 million shares of Red Hat Common Stock. We currently hold shares of Red Hat Common Stock. We mark the shares currently held to market based upon the closing price on March 29, 2002. Changes in the market value are reflected as comprehensive income on the Consolidated Statement of Shareholders' Equity and Comprehensive Income.

     The loss on venture investments in the first quarter of 2001 consisted of losses totaling approximately $5.5 million to account for declines in the market values of Highgate's Bluewater and Xpede investments. In February 2002, we sold our entire interest in Versata, Inc. recognizing a realized loss in the amount of $0.2 million.

     Our income tax provision was $3.0 million at an effective rate of 40% for the first quarter of 2002. We still benefit from an Indian tax holiday. Our tax provision in 2001 was $0.7 million and an effective rate of 40% and components arriving at the rate were comparable.

     During the first quarter of 2001, we had a gain on the cumulative effect of a change in accounting principle of $0.9 million, net of tax. The net gain resulted from our implementation of SFAS 133 on January 1, 2001. SFAS 133 establishes accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or a liability measured at their fair value. SFAS 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. The net gain resulted from recording the net value of our derivative investments in Speechworks common stock warrants and a foreign currency forward exchange contract.

Liquidity and Capital Resources

     Our working capital position increased $8.1 million from December 31, 2002 to March 31, 2001. During the quarter, we generated sufficient cash to support our operations. Our accounts receivable decreased by $7.7 million from December 31, 2001 and our days sales outstanding ("DSO") decreased to 63 days at March 31, 2002 from 68 days at December 31, 2001.

     At March 31, 2002, we had cash and short-term investments of $58.8 million and $47.3 million, respectively, as compared to cash and short-term investments of $54.4 million and $43.7 million, respectively, at December 31, 2001. Short-term investments at March 31, 2002 and December 31, 2001 consisted mainly of highly liquid short-term investments. Our focus over the past two years has been liquidity along with the preservation of our principal holdings.

     During the quarter ended March 31, 2002, we used $0.9 million to purchased the portion of Symphoni, LLC's outstanding membership units that we did not own. We did not use our cash reserves for any other financing or investing activities, with the exception of operating cash being transferred from money market accounts.

     The Company maintains a $50.0 million secured credit facility with PNC Bank, N. A. ("PNC") that was renewed and amended (as amended, the "PNC Facility") through July 2003. The PNC Facility provides a maximum loan amount of $50.0 million, subject to the balance of our accounts receivable and certain other factors. The provisions of the PNC Facility require us to maintain at least $30.0 million in cash and cash equivalents, which includes $25 million that we are required to pledge to PNC. We currently have $36.7 million in borrowings available to us through the PNC Facility at April 30, 2002.

     In conjunction with the amendment and renewal of the PNC Facility, we also amended our Convertible Promissory Note (the "GE Note") to GE Capital Equity Investments, Inc. ("GE Capital") effective October 1, 2001, to include all revised covenants and provisions of the PNC Facility. The entire principal amount of the GE Note will mature on July 22, 2004. Interest payments are payable semi-annually on January 31 and July 31. The GE Note is convertible at any time after July 22, 2002 through its maturity at the option of the holder, into shares of our Common Stock, subject to provisions related to revenue targets for services to GE Capital and certain of its affiliates. In conjunction with the amendment of the GE Note, we also paid down $10 million of the note on October 1, 2001. The current outstanding principal amount is $10 million. At March 31, 2002, the conversion price of the GE Note exceeded the closing price of our Common Stock.

     Going forward, we may be required to pay $6.5 million in additional earnouts for prior acquisitions. These earnouts will paid by March 2003. We will have no further obligations under these agreements.

     In April 2002, we filed our 2001 Corporate tax return. As a result of significant tax losses, we will be receiving a tax refund in the amount of $11.7 million. We expect to receive our refund by the end of the second quarter of 2002.

     In December 2001, IRG, a majority-owned subsidiary of the Company, merged with and into eJiva, Inc. (the "eJiva Merger"). As consideration for the eJiva Merger, the Co-Founders of IRG, who held in aggregate a minority interest in IRG, received common stock of eJiva equal to 4.8% of the issued and outstanding stock of eJiva. In recognition of certain agreements that were made with the Co-Founders of IRG when iGate acquired its majority interest in IRG, the Co-Founders received a put option which will permit them to sell these shares of common stock to eJiva on September 1, 2003, for an aggregate $9.3 million. In the event eJiva is sold prior to September 1, 2003 for a price that results in the IRG Co-Founders receiving less than $9 million in the aggregate for their eJiva shares, eJiva has agreed to pay the Co-Founders cash in the amount of the difference. When iGate acquired IRG in March 2000, iGate agreed to make certain payments to the IRG Co-Founders up to a maximum aggregate amount of $3.7 million upon the satisfaction of certain revenue targets as measured on March 1 of 2001, 2002 and 2003. In conjunction with the eJiva Merger, eJiva agreed to assume the obligations with respect to these payments.

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

Seasonality

     Our operations are generally not affected by seasonal fluctuations. However, our consultants' billable hours are affected by national holidays and vacation policies, which vary by country, and by operating company.

Economic Trends

     The economic downturn that we have experienced over the last year has resulted in a revenue decline of $47.6 million, a 38.8% decrease from the prior comparative quarter. Many of our customers have begun, or have recently implemented cost savings or cost cutting initiatives. This decrease in capital spending and cost cutting initiatives has affected each of our operating subsidiaries to varying levels, but our solutions and Offshore Outsourcing Segment been most affected.

     Our solutions offerings are purchased as value added projects by customers and in times of economic slowdown, are the types of projects that are the first to be delayed or cancelled. In addition, we believe the events of September 11th have slowed traveling abroad considerably. Our ODC facility is located in India, and as part of the sales process, we encourage potential customers to visit our ODC facility. With international travel either postponed or cancelled by a certain customers, our ability to demonstrate our ODC facility's benefits to customers has been somewhat reduced.

RISK FACTORS

     There are a number of risks and uncertainties that could cause actual results to differ materially from our current beliefs and expectations expressed or implied in this Form 10-Q. We cannot predict all of these risks and uncertainties. However, please refer to a list of important risk factors in the section entitled "Risk Factors" in Part I of our 2001 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     On June 30, 1998, the Company entered into a foreign exchange contract with PNC to hedge its foreign exchange exposure on certain intercompany debt. This contract matured at each quarter henceforth and has matured at March 28, 2002 and was extended until June 28, 2002.

     The outstanding contract is for the sale by the Company of $7.0 million Canadian dollars at 1.5948 (U.S. $4.4 million). When the contract matures, the Company expects to access the foreign exchange markets at the then prevailing exchange rates to purchase $7.0 million Canadian dollars for delivery to PNC. If the then-prevailing exchange rate is lower than 1.5948, the Company will record a gain for the difference between the spot rate and 1.5948. Conversely, if the spot rate is higher than 1.5948, the Company will record a loss equal to that difference. At April 30, 2002, the exchange rate was 1.5683.

     Investments are invested in highly liquid securities such as money market funds and certain corporate bonds with maturities of one year or less, and marketable equity securities. These securities are generally classified as available for sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. Part of this portfolio includes minority equity investments in several publicly traded companies, the values of which are subject to market price volatility. For example, as a result of market price volatility of our publicly traded equity investments, we experienced a $0.5 million decrease in net unrealized gains during the quarter ended March 31, 2002, on these investments. We have also invested in one privately held company, which can still be considered in the startup or development stages. This type of investment is inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. We could lose our entire initial investment in this company.

     The following analysis presents the hypothetical changes in fair values of public equity investments that are sensitive to changes in the stock market (in millions):

            Valuation of securities      Fair Value     Valuation of securities
               given X% decrease            As of          given X% increase
              in each stock price      March 31, 2002     in each stock price
            -----------------------    --------------   -----------------------
            (75%)     (50%)   (25%)                       25%     50%     75%
            -----     -----   -----         ----          ----    ----    ----
Corporate
equities     $0.7      $1.3    $2.0         $2.6          $3.3    $4.0    $4.6
             ====      ====    ====         ====          ====    ====    ====

     These equity securities are held for purposes other th9an trading. The model technique used measures the hypothetical change in fair values arising from selected hypothetical changes in each stock's price. Stock price fluctuations of plus or minus 25%, 50%, and 75% were selected based on the probability of their occurrence.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhbiits:

     The following exhibits are being filed with this report:

     Exhibit
     Number            Description
     -------           -----------
      3.1              Amended and Restated Articles of Incorporation
      3.2              Amended and Restated Bylaws of iGate Corporation

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 iGATE CORPORATION

May 15, 2002


                                          /s/ Sunil Wadhwani
                                          --------------------------------------
                                          Sunil Wadhwani
                                          Co-Chairman of the Board of Directors,
                                          Chief Executive Officer, and Director


May 15, 2002


                                          /s/ Michael Zugay
                                          --------------------------------------
                                          Michael Zugay
                                          Senior Vice President, Chief Financial
                                          Officer