Form 10-Q
period 2002-06-30
IGATE CORP
filed 2002-08-14
CIK 1024732

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

   FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                       Commission File Number 000-21755

                               -----------------

                               iGATE CORPORATION
            (Exact name of registrant as specified in its charter)

                   PENNSYLVANIA                25-1802235
                  (State or other           (I.R.S. Employer
                  jurisdiction of          Identification No.)
                 incorporation or
                   organization)

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

                             Yes [X]       No [_]

   The number of shares of the registrant's Common Stock, par value $0.01 per share, outstanding as of July 31, 2002 was 51,403,263.

================================================================================
                               iGATE CORPORATION

                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 2002

                               TABLE OF CONTENTS

                                                                                               Page
                                                                                               ----
PART I  FINANCIAL INFORMATION.................................................................   3

Item 1. Condensed Consolidated Financial Statements

    (a) Unaudited Condensed Consolidated Statements of Operations for the Three and Six Month
        Periods Ended June 30, 2002 and 2001..................................................   3

    (b) Condensed Consolidated Balance Sheets as of June 30, 2002 (unaudited) and December 31,
        2001..................................................................................   4

    (c) Unaudited Condensed Consolidated Statement of Shareholders' Equity and Comprehensive
        Income for the Six Month Period Ended June 30, 2002...................................   5

    (d) Unaudited Condensed Consolidated Statements of Cash Flows for the Six Month Periods
        Ended June 30, 2002 and 2001..........................................................   6

    (e) Notes to Unaudited Condensed Consolidated Financial Statements........................   7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.  18

Item 3. Quantitative and Qualitative Disclosure About Market Risk.............................  30

PART II OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders...................................  30

Item 6. Exhibits and Report on Form 8-K.......................................................  31

        SIGNATURES............................................................................  32

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(a)

                               iGATE CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands, except per share data)
                                  (Unaudited)

                                                                   Three Months Ended  Six Months Ended
                                                                        June 30,           June 30,
                                                                   -----------------  ------------------
                                                                     2002     2001      2002      2001
                                                                   -------  --------  --------  --------
Revenues.......................................................... $75,961  $112,853  $150,958  $235,465
Cost of revenues..................................................  51,436    73,209   101,249   151,474
                                                                   -------  --------  --------  --------
   Gross profit...................................................  24,525    39,644    49,709    83,991
Selling, general and administrative...............................  21,969    40,654    45,897    86,461
                                                                   -------  --------  --------  --------
   Income (loss) from operations..................................   2,556    (1,010)    3,812    (2,470)
Other income (expense), net.......................................   1,351     1,534       989    (1,991)
Minority interest.................................................    (167)     (163)     (332)     (634)
Gain on deconsolidation of subsidiary.............................      --        --     7,086        --
Equity in losses of affiliated companies..........................      --    (1,046)       --    (5,165)
Gain (loss) on venture investments................................      --     6,323      (215)      823
(Loss) gain on sale of stock of unconsolidated affiliate..........      --      (626)       --    16,080
                                                                   -------  --------  --------  --------
   Income before income taxes.....................................   3,740     5,012    11,340     6,643
Income tax provision..............................................   1,496     2,005     4,536     2,656
                                                                   -------  --------  --------  --------
Income before cumulative effect of change in accounting
  principle.......................................................   2,244     3,007     6,804     3,987
Cumulative effect of change in accounting principle, net of tax of
  $592............................................................      --        --        --       887
                                                                   -------  --------  --------  --------
   Net income..................................................... $ 2,244  $  3,007  $  6,804  $  4,874
                                                                   =======  ========  ========  ========
Net income per common share, basic before cumulative effect of
  change in accounting principle.................................. $  0.04  $   0.06  $   0.13  $   0.08
Cumulative effect of change in accounting principle per share.....      --        --        --      0.02
                                                                   -------  --------  --------  --------
Net income per common share, basic................................ $  0.04  $   0.06  $   0.13  $   0.10
                                                                   =======  ========  ========  ========
Net income per common share, diluted before cumulative effect of
  change in accounting principle.................................. $  0.04  $   0.06  $   0.13  $   0.08
Cumulative effect of change in accounting principle per share.....      --        --        --      0.02
                                                                   -------  --------  --------  --------
Net income per common share, diluted.............................. $  0.04  $   0.06  $   0.13  $   0.10
                                                                   =======  ========  ========  ========
Weighted average common shares outstanding, basic.................  51,280    51,264    51,241    51,186
                                                                   =======  ========  ========  ========
Weighted average common shares outstanding, diluted...............  52,385    52,663    52,333    52,599
                                                                   =======  ========  ========  ========

  The accompanying notes are an integral part of these Condensed Consolidated
                             Financial Statements.

(b)

                               iGATE CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands, except per share amounts)

                                                                         June 30,   December 31,
                                                                           2002        2001*
                                                                        ----------- ------------
                                                                        (Unaudited)
                                ASSETS
Current assets:
   Cash and cash equivalents...........................................  $ 64,119     $ 54,438
   Investments.........................................................    26,689       16,314
   Restricted cash and investments.....................................    25,086       27,430
   Accounts receivable, net............................................    54,491       61,397
   Prepaid taxes and other assets......................................     9,086       18,195
   Deferred income taxes...............................................     4,077        5,527
                                                                         --------     --------
       Total current assets............................................   183,548      183,301
                                                                         --------     --------
Investments in unconsolidated affiliates...............................     9,146       10,513
Land, building, equipment and leasehold improvements, net..............    13,600       17,830
Intangible assets, net.................................................    32,021       30,467
                                                                         --------     --------
       Total assets....................................................  $238,315     $242,111
                                                                         ========     ========
                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Notes payable.......................................................  $     --     $  5,347
   Accounts payable....................................................     9,662       10,663
   Accrued payroll and related costs...................................    21,196       24,666
   Other accrued liabilities...........................................    11,427       11,916
   Accrued income taxes................................................     4,438           --
   Deferred revenue....................................................     2,985        5,355
                                                                         --------     --------
       Total current liabilities.......................................    49,708       57,947
Convertible promissory note............................................    10,000       10,000
Other long-term liabilities............................................     9,332        9,229
Deferred revenue.......................................................        --          939
Deferred income taxes..................................................    13,582       12,434
                                                                         --------     --------
       Total liabilities...............................................    82,622       90,549
                                                                         --------     --------
Minority interest......................................................     6,116        8,186
Shareholders' equity:
   Preferred Stock, without par value
     1 share of Series A Preferred Stock held in treasury, at cost.....        --           --
   Common Stock, par value $0.01 per share:
     52,367,706 and 52,245,436 shares issued, respectively.............       525          524
   Additional paid-in capital..........................................   143,478      142,985
   Retained earnings...................................................    24,816       18,012
   Deferred compensation...............................................      (153)        (204)
   Common Stock held in treasury, at cost, 964,443 and 964,443 shares,
     respectively......................................................   (14,714)     (14,714)
   Accumulated other comprehensive loss................................    (4,375)      (3,227)
                                                                         --------     --------
       Total shareholders' equity......................................   149,577      143,376
                                                                         --------     --------
       Total liabilities and shareholders' equity......................  $238,315     $242,111
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

                             Outstanding
                             Common Stock                                                         Accumulated
                           ---------------- Series A  Additional                                     Other         Total
                                       Par  Preferred  Paid-in   Retained   Deferred   Treasury  Comprehensive Shareholders'
                             Shares   Value  Shares    Capital   Earnings Compensation  Shares   Income (Loss)    Equity
                           ---------- ----- --------- ---------- -------- ------------ --------  ------------- -------------
Balance, December 31,
 2001..................... 51,280,993 $524      1      $142,985  $18,012     $(204)    $(14,714)    $(3,227)     $143,376
Exercise of stock options,
 includes effect of tax
 benefit recognized.......    122,270    1     --           493       --        --           --          --           494
Treasury stock
 transactions.............         --   --     (1)           --       --        --           --          --            --
Amortization of deferred
 compensation.............         --   --     --            --       --        51           --          --            51
Comprehensive income:
   Unrealized loss on
    investments, net of
    tax of $0.5
    million...............         --   --     --            --       --        --           --        (796)         (796)
   Reclassification
    adjustment for
    losses realized in
    net income, net of
    tax of $0.1
    million...............         --   --     --            --       --        --           --         125           125
   Currency translation
    adjustment............         --   --     --            --       --        --           --        (477)         (477)
   Net income.............         --   --     --            --    6,804        --           --          --         6,804
                           ---------- ----     --      --------  -------     -----     --------     -------      --------
Balance, June 30, 2002.... 51,403,263 $525     --      $143,478  $24,816     $(153)    $(14,714)    $(4,375)     $149,577
                           ========== ====     ==      ========  =======     =====     ========     =======      ========



                           Comprehensive
                           Income (Loss)
                           -------------
Balance, December 31,
 2001.....................
Exercise of stock options,
 includes effect of tax
 benefit recognized.......
Treasury stock
 transactions.............
Amortization of deferred
 compensation.............
Comprehensive income:
   Unrealized loss on
    investments, net of
    tax of $0.5
    million...............    $ (796)
   Reclassification
    adjustment for
    losses realized in
    net income, net of
    tax of $0.1
    million...............       125
   Currency translation
    adjustment............      (477)
   Net income.............     6,804
                              ------
Balance, June 30, 2002....    $5,656
                              ======

  The accompanying notes are an integral part of these Condensed Consolidated
                             Financial Statements.

(d)

                               iGATE CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                  (Unaudited)

                                                                     Six Months Ended
                                                                         June 30,
                                                                    ------------------
                                                                      2002      2001
                                                                    --------  --------
Cash Flows From Operating Activities:
Operations:
Net income......................................................... $  6,804  $  4,874
Adjustments to reconcile net income to cash provided by operations:
   Depreciation and amortization...................................    3,509     6,290
   Net gain on deconsolidation of itiliti, net of cash.............   (7,086)       --
   Gain on sale of stock of unconsolidated affiliates..............       --   (17,277)
   Loss on impairment of property and equipment....................       --     1,048
   Allowance for uncollectible accounts............................      (60)      331
   Deferred income taxes, net......................................    3,045    (8,773)
   Loss on venture investments and affiliated companies............      215     5,328
   Minority interest...............................................      332       634
   Deferred revenue................................................   (1,607)      930
   Amortization of deferred compensation...........................       51        26
   Amortization of bond premium....................................    1,000        --
Working capital items:
   Accounts receivable and unbilled receivables....................    6,782    23,258
   Prepaid and other assets........................................    8,840    16,183
   Accounts payable................................................     (489)   (2,497)
   Accrued and other current liabilities...........................    1,224     1,107
                                                                    --------  --------
       Net cash flows provided by operating activities.............   22,560    31,462
                                                                    --------  --------
Cash Flows From Investing Activities:
Additions to equipment and leasehold improvements, net.............     (665)   (6,478)
(Purchases) sales of investments...................................   (8,031)    5,327
Acquisition of minority units......................................     (850)       --
Contingent consideration...........................................   (3,038)  (11,003)
Proceeds from sale of investment in unconsolidated affiliate.......       35    13,589
Other..............................................................     (872)   11,693
                                                                    --------  --------
       Net cash flows (used) provided by investing activities......  (13,421)   13,128
                                                                    --------  --------
Cash Flows From Financing Activities:
Payments on credit facilities......................................       --   (44,695)
Proceeds from issuance of subsidiary financing and warrants........       --     1,500
Net proceeds from exercise of stock options........................      493        --
                                                                    --------  --------
       Net cash flows provided (used) by financing activities......      493   (43,195)
                                                                    --------  --------
Effect of currency translation.....................................       49    (1,008)
                                                                    --------  --------
Net change in cash and cash equivalents............................    9,681       387
Cash and cash equivalents, beginning of period.....................   54,438    22,773
                                                                    --------  --------
Cash and cash equivalents, end of period........................... $ 64,119  $ 23,160
                                                                    ========  ========

  The accompanying notes are an integral part of these Condensed Consolidated
                             Financial Statements.

(e)  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

   The Unaudited Condensed Consolidated Financial Statements included herein have been prepared by iGate Corporation (the "Company") in accordance with generally accepted accounting principles for interim financial information and
Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, the accompanying Unaudited Condensed Consolidated Financial Statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying Unaudited Condensed Consolidated Financial Statements as of and for the three and six month periods ended June 30, 2002 should be read in conjunction with the Company's Consolidated Financial Statements (and notes thereto) included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2001. In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of the accompanying Unaudited Condensed Consolidated Financial Statements have been included, and all adjustments unless otherwise discussed in the Notes to the Unaudited Condensed Consolidated Financial Statements are of a normal and recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

   Certain reclassifications have been made to the Unaudited Condensed Consolidated Financial Statements for the three and six month periods ended June 30, 2001 to conform with the current period presentation. Due to new reporting requirements which became effective on January 1, 2002, we now account for billable expenses as a component of both revenue and direct costs. In prior reporting periods, billable expenses were accounted for as reduction of direct costs to arrive at gross margin. All prior reporting periods have been restated to reflect these new reporting requirements.

   On January 1, 2002, the Company adopted the provisons of EITF Issue No, 01-14 "Income statement characterization of reimbursements" ("EITF No. 01-14"). The Company was required to restate prior periods in order for them to conform to current year reporting requirements under EITF No. 01-14.

   The following table represents the impact on revenue and cost of revenue for the adoption of EITF No. 01-14 for all periods presented:

                                     Three Months Ended Six Months Ended
                                         June 30,           June 30,
                                     ------------------ -----------------
                                      2002      2001      2002     2001
                                     -------  --------  -------- --------
        Revenue--as reported........ $75,961  $110,404  $150,958 $229,872
        Adjustments.................      --     2,449        --    5,593
                                     -------  --------  -------- --------
        Revenue--adjusted...........  75,961   112,853   150,958  235,465
                                     =======  ========  ======== ========
        Cost of revenue--as reported  51,436    70,760   101,249  145,881
        Adjustment..................      --     2,449        --    5,593
                                     =======  ========  ======== ========
        Cost of revenue--adjusted... $51,436  $ 73,209  $101,249 $151,474
                                     =======  ========  ======== ========

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

   The Company uses foreign exchange contracts to reduce its foreign exchange exposure on certain intercompany debt. Through May 2001, the Company held warrants to purchase common stock in a publicly traded company. As of January 1, 2001, the adoption of SFAS 133 resulted in the recording of $1.5 million of current assets, and a gain of $0.9 million, net of tax, for the cumulative effect of the change in accounting principle. Based on declining market values in these warrants during the three months ending March 31, 2001, the derivative amount recorded had virtually no value at March 31, 2001 and was accordingly removed through the other expense line item on the Condensed Consolidated Statement of Operations. For the six months ending June 30, 2002, the only qualifying derivative instrument was a foreign exchange contract on the Company's Canadian intercompany debt. The value of this derivative instrument was not material to the Condensed Consolidated Statement of Operations or the Condensed Consolidated Balance Sheet. The foreign exchange contract has a notional amount of $7.0 million Canadian dollars at 1.5212 (U.S. $4.6 million) and a maturity date of September 30, 2002.

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

   During the first quarter of fiscal 2002, iGate completed the review and valuation of its goodwill and determined that there was no need to record any impairment charges in connection with the adoption of SFAS 142.

   The following table presents the impact of SFAS 142 on net income and net income per share had the standard been in effect for the three and six month periods ended June 30, 2002 and 2001:

                                                                        Three Months Ended Six Months Ended
                                                                          June 30,           June 30,
                                                                        ------------------ ----------------
                                                                         2002      2001     2002     2001
                                                                         ------    ------   ------  ------
Net income before cumulative effect--as reported....................... $2,244    $3,007   $6,804   $3,987
Adjustments:
Amortization of goodwill...............................................     --     2,501       --    4,908
                                                                         ------    ------   ------  ------
Net income before cumulative effect--adjusted..........................  2,244     5,508    6,804    8,895
                                                                         ------    ------   ------  ------
Cumulative effect of change in accounting principle, net of tax of $592     --        --       --      887
                                                                         ------    ------   ------  ------
Net income--adjusted................................................... $2,244    $5,508   $6,804   $9,782
                                                                         ------    ------   ------  ------
Basic and Dilutive Net Income Per Share before cumulative effect--
  adjusted ............................................................ $ 0.04    $ 0.11   $ 0.13   $ 0.17
                                                                         ======    ======   ======  ======
Basic and Dilutive Net Income Per Share--adjusted...................... $ 0.04    $ 0.11   $ 0.13   $ 0.19
                                                                         ======    ======   ======  ======

   The following tables present the reconciliation of changes in carrying value of intangible assets for the three and six month periods ended June 30, 2002 (in thousands):


                                                           Three Months Ended June 30, 2002
                                              ----------------------------------------------------------
                                               Enterprise               Offshore     iGate
                                              Applications IT Staffing Outsourcing Corporate Consolidated
                                              ------------ ----------- ----------- --------- ------------
Goodwill, beginning of period................   $10,277      $18,230      $ --       $ --      $28,507
Contingent consideration(2)..................        --        3,038        --         --        3,038
Foreign currency translation effect..........        --          343        --         --          343
                                                -------      -------      ----       ----      -------
Goodwill, end of period......................    10,277       21,611        --         --       31,888
                                                =======      =======      ====       ====      =======
Identifiable Intangibles, beginning of period        --          215        --         --          215
Less: Amortization(1)........................        --          (82)       --         --          (82)
                                                -------      -------      ----       ----      -------
Identifiable Intangibles, end of period......        --          133        --         --          133
                                                =======      =======      ====       ====      =======
Total Intangible Assets......................   $10,277      $21,744      $ --       $ --      $32,021
                                                =======      =======      ====       ====      =======

                                                            Six Months Ended June 30, 2002
                                              ----------------------------------------------------------
                                               Enterprise               Offshore     iGate
                                              Applications IT Staffing Outsourcing Corporate Consolidated
                                              ------------ ----------- ----------- --------- ------------
Goodwill, beginning of period................   $10,334      $18,491      $ --      $ 1,222    $30,047
Deconsolidation and acquisition..............       (57)        (528)       --       (1,222)    (1,807)
Contingent consideration(2)..................        --        3,038        --           --      3,038
Foreign currency translation effect..........        --          610        --           --        610
                                                -------      -------      ----      -------    -------
Goodwill, end of period......................    10,277       21,611        --           --     31,888
                                                =======      =======      ====      =======    =======
Identifiable Intangibles, beginning of period        --          420        --           --        420
Less: Amortization(1)........................        --         (287)       --           --       (287)
                                                -------      -------      ----      -------    -------
Identifiable Intangibles, end of period......        --          133        --           --        133
                                                =======      =======      ====      =======    =======
Total Intangible Assets......................   $10,277      $21,744      $ --      $    --    $32,021
                                                =======      =======      ====      =======    =======

--------
(1) The intangible assets relate to the acquisition of customer contracts and is being amortized over the remaining estimated life of the contractual relationship. The amount is expected to be fully amortized by December 31, 2002.
(2) Contingent consideration was paid in April 2002 and relates to a prior acquisition.

3.  Comprehensive income

   Comprehensive income for the three and six months ended June 30, 2002 and 2001 is as follows:


                                                               Three Months Ended Six Months Ended
                                                                   June 30,           June 30,
                                                               -----------------  ----------------
                                                                2002      2001     2002     2001
                                                               ------   -------   ------  --------
Net income.................................................... $2,244   $ 3,007   $6,804  $  4,874
Unrealized loss on investments, net of tax....................   (293)   (6,323)    (796)  (13,752)
Reclassification adjustment for losses realized in net income,
  net of tax..................................................     --        --      125        --
Currency translation adjustment...............................   (118)     (570)    (477)   (1,008)
                                                               ------   -------   ------  --------
Comprehensive income.......................................... $1,833   $(3,886)  $5,656  $ (9,886)
                                                               ======   =======   ======  ========

4.  Investments and Restricted Investments

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

   There were no dividends declared for any of the three or six month periods ended June 30, 2002 and 2001.

  Gain (Loss) on Venture Investments

   In February 2002, the Company's subsidiary Highgate Ventures I, LP ("Highgate") sold its entire interest in Versata, Inc. ("Versata") for cash, realizing a loss of $0.2 million.

   In April 2001, the Company recorded a $6.4 million gain on the sale of 300,000 shares of Speechworks Common Stock, and a $0.1 million loss on impairments of other venture investments. The gain and loss, respectively, are included as part of "Gain (loss) on venture investments" on the Condensed Consolidated Statement of Operations.

   In March 2001, the Company's subsidiary Highgate recorded losses in its investments in Bluewater Information Convergence, Inc. ("Bluewater") and Xpede, Inc. ("Xpede"). Highgate owned 926,859 shares of Series A Convertible Preferred Stock of Bluewater with a cost of $3.0 million, and 800,000 shares of Series B Convertible Preferred Stock in Xpede with a cost of $2.0 million. In addition, Highgate held a $0.5 million, 10% Convertible Promissory Note from Bluewater that was due to mature on September 12, 2001. Highgate does not anticipate realizing any value from these investments, and, accordingly, recorded losses totaling $5.5 million for the three month period ended March 31, 2001 on the impairment of its investments in Bluewater and Xpede.

  Gain on Sale of Stock of Unconsolidated Affiliates

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

   In June 2001, the Company sold 295,000 shares of Red Hat Common Stock for an aggregate of $1.3 million, net of fees. The Company recorded losses totaling $0.6 million pursuant to the transactions.

  Restricted Investments

   The Company had short-term investments consisting of commercial paper, money market funds and corporate bonds that totaled $26.7 million and $16.3 million at June 30, 2002 and December 31, 2001, respectively. These funds are to be used for the Company's majority owned subsidiary Mascot Systems Ltd. purposes only due to Indian governmental restrictions.

   In addition, the Company had restricted investments consisting of money market funds, that totaled $25.1 million and $27.4 million at June 30, 2002 and December 31, 2001, respectively. The restrictions are related to the Credit Facility which require that the Company pledge $25.0 million and upfront funding for employee medical benefits in the amounts of $0.1 million and $2.4 million, respectively.

5.  Gain on Deconsolidation of itiliti

   On March 15, 2002, through the combination of a sale of new shares by itiliti to strategic investors and conversion of its bridge loan financing vehicle to voting equity securities, the Company's ownership interest in itiliti was reduced from 90% to 49%. Subsequent to the transaction date, the Company accounted for its interest in itiliti under the equity method of accounting primarily due to its lack of a controlling interest in itiliti. In addition, the Company will have no future obligation to fund additional operating or financing requirements of itiliti. During the three month period ended March 31, 2002, the Company recorded a gain on deconsolidation of $7.1 million and pretax losses for the period January 1, 2002 through the date of deconsolidation in the amount of $2.2 million. The after tax impact for the three months ended March 31, 2002 of the deconsolidation gain, net of losses was approximately $3.0 million. During the three and six months ended June 30, 2001 and year ended December 31, 2001, the Company recorded after tax losses for itiliti of $1.1 million, $2.3 million and $5.0 million, respectively.

6.  Restructuring and Merger Charges

   In the third and fourth quarters of 2001, the continued economic downturn caused the Company to do an extensive review of its operations and certain overhead costs associated with each reportable segment. In August and December of 2001, respectively the Company's Board of Directors approved separate restructuring plans.

   The components of the restructuring charges, merger and the restructuring accrual at June 30, 2002 are as follows:

                                               Accrued    Foreign               Accrued
                                             December 31, Exchange     Cash     June 30,
                                                 2001       Gain   Expenditures   2002
                                             ------------ -------- ------------ --------
                                                       (Dollars in thousands)
Severance, executive bonus and related items    $3,587      $34      $  (703)    $2,918
Lease costs of office closure...............     2,826       33         (660)     2,199
                                                ------      ---      -------     ------
Total.......................................    $6,413      $67      $(1,363)    $5,117
                                                ======      ===      =======     ======

7.  Earnings Per Share

   The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                               Three Months Ended Six Months Ended
                                                                  June 30,           June 30,
                                                               ------------------ ---------------
                                                                2002      2001     2002     2001
                                                                -------  -------  -------  -------
Basic earnings per share:
   Income before cumulative change in accounting principle.... $ 2,244   $ 3,007  $ 6,804  $ 3,987
   Cumulative effect of change in accounting principle........      --        --       --      887
                                                                -------  -------  -------  -------
   Net income.................................................   2,244     3,007    6,804    4,874
Divided by:
   Weighted average common shares.............................  51,280    51,264   51,241   51,186
                                                                -------  -------  -------  -------
   Basic earnings per share................................... $  0.04   $  0.06  $  0.13  $  0.10
                                                                =======  =======  =======  =======
Diluted earnings per share:
   Income before cumulative change in accounting principle.... $ 2,244   $ 3,007  $ 6,804  $ 3,987
   Cumulative effect of change in accounting principle........      --        --       --      887
                                                                -------  -------  -------  -------
   Net income.................................................   2,244     3,007    6,804    4,874
   Convertible debt expense, net of tax(1)....................      94       188      189      379
                                                                -------  -------  -------  -------
   Adjusted net income........................................   2,338     3,195    6,993    5,253
                                                                -------  -------  -------  -------
Divided by the sum of:
   Weighted average common shares.............................  51,280    51,264   51,241   51,186
   Dilutive effect of restricted and common stock equivalents.     412        12      399       26
   Dilutive effect of convertible securities..................     693     1,387      693    1,387
                                                                -------  -------  -------  -------
   Diluted average common shares..............................  52,385    52,663   52,333   52,599
                                                                -------  -------  -------  -------
Diluted earnings per share.................................... $  0.04   $  0.06  $  0.13  $  0.10
                                                                =======  =======  =======  =======

--------
(1) Convertible debt expense relates to a Convertible Debenture Agreement with GE Capital Equity Investments, Inc.

   The number of outstanding options to purchase common shares for which the option exercise prices exceeded the average market price of the common shares aggregated 1,878 and 3,621 for the three month periods and 1,991 and 3,847 for the six month periods ended June 30, 2002 and 2001, respectively. These options were excluded from the computation of diluted earnings per share under the treasury stock method.

8.  Segment Information

   In accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," management has reevaluated the way the Company is being managed, beginning in the first quarter of 2002. As a result, the existing operating units of the Company were recast into four reportable operating segments, which have been defined by management based primarily on the scope of services offered by each segment. Accordingly, the segment information for the three and six months ended June 30, 2001, have been restated for comparative purposes.

   In January 2002, the Company re-examined our financial reporting structure, how we segment our operating businesses and how we categorize our service offerings. As a result of our review, we have decided to segment our business according to our service offerings. Our decision was based upon the following factors: (1) to provide the readers of our financial statements, a much simpler view of our business; (2) with the deconsolidation of itiliti and the cessation of operations of MobileHelix, our service offerings became substantially services and easier to define and segment by service offering; and (3) we believe that our segment reporting approach best represents senior management's analysis of operating results into the foreseeable future.

   In 2001, our reporting segments were Emplifi, Mascot, eJiva, Emerging eServices, Value Services, Staffing Services and iGate.

   In 2002, our reporting segments were recast according to service offerings into Offshore Outsourcing, Enterprise Applications, IT Staffing and iGate Corporate.

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

   Currently, we have ODCs in Bangalore and Chennai, India. In the second quarter of 2002, approximately 33% of its revenues were generated using this ODC model. The revenues of our Offshore Delivery reporting segment consist entirely of Mascot.

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

   Mascot serves large and medium-sized client organizations in a wide variety of industries. Mascot is a Global Preferred Partner of General Electric Company ("GE"). During the three and six months ended June 30, 2002, Mascot derived approximately 72% and 71%, respectively, of its revenues from its top five clients. GE accounted for approximately 55% and 54% of Mascot's revenues during the three and six months ended June 30, 2002, respectively.

   Mascot is headquartered in Bangalore, India and has offices in the Indian city of Chennai. Mascot's U.S. headquarters is in Pittsburgh, Pennsylvania. Mascot also has offices in Singapore, Belgium, the Netherlands, United Kingdom, Germany, Japan and Sweden. Mascot has over 1,600 employees worldwide.

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

   Typically, the service offerings within the segment are designed for large and medium-sized client organizations in a wide variety of industries. During the three and six months ended June 30, 2002, approximately 36% of the EA revenues were derived from its top five clients. Philip Morris Companies, Inc. and GE accounted for approximately 15% and 7% of EA segment revenues during the quarter and 14% and 10% for the six months ended June 30, 2002.

   eJiva is headquartered in Pittsburgh, Pennsylvania, and maintains offices in Pleasanton, California; and Worthington, Ohio, and has more than 350 employees. RedBrigade is headquartered in Bracknell, England, and has offices in Ireland, Scotland, and South Africa and has more than 230 employees.

  IT Staffing

   The IT Staffing ("Staffing") segment consists of our wholly owned subsidiaries Mastech Emplifi, Inc., ("MEI"), Chen & McGinley, Inc. ("CMI"), Symphoni, LLC ("Symphoni"), Global Financial Services of Nevada, Inc. ("GFS"), Direct Resources (Scotland) Ltd. ("Direct Resources"), Mastech Application Services, Inc. ("MAS"), Mastech Emplifi Ltd., ("MEL") and Mastech Asia Pacific Pty. Ltd. ("MAP"). These entities provide a variety of client managed and supervised IT staffing service offerings including custom application development and design services and package implementation and application support services. Staffing provides these services to large and medium-sized client organizations. Its capabilities include client directed software design and customization; web-focused strategic consulting; domain expertise in a variety of industries; and enterprise application integration services. In addition, Staffing, also offers training as a service to its customers.

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

   The segment serves a wide variety of industries. During the three and six months ended June 30, 2002, Staffing's top five clients accounted for approximately 20% and 17% of its revenues, respectively. For the three and six months ended June 30, 2002, the segment did not have a client that accounted for more than 10% of revenues.

   The Staffing segment has U.S. offices in Pittsburgh, Pennsylvania, San Francisco, California; Dallas, Texas; Raleigh, North Carolina; New York, New York; Boston, Massachusetts and Minneapolis, Minnesota. The Staffing segment has international offices located in Edinburgh, Scotland; Mississauga, Canada; Canberra, Melbourne, Sydney, and Brisbane, Australia. The Staffing segment has more than 1,770 employees.

  iGate Corporate

   We have also recast our iGate Corporate ("iGate") segment. Historically, the iGate segment was a non-revenue producing segment that captured corporate costs, joint ventures and other strategic investment activity and other unallocated charges.

   Our recast iGate segment will report operating results of itiliti, MobileHelix and jobcurry, Inc. In March 2002, we deconsolidated itiliti and closed operations of MobileHelix. There were no operating losses recorded for either of these entities in the quarter ended June 30, 2002. jobcurry, Inc. continues to provide recruiting and placement services for iGate and outside customers. jobcurry, Inc. is excluded from the above segments due largely to its dissimilar service offerings and certain economic characteristics.

   The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates segment performance based upon profit or loss from operations. The Company does not allocate income taxes, other income or expense and non-recurring charges to segments. In addition, the Company accounts for inter-segment sales and transfers at current market prices. All inter-segment sales have been eliminated in the following tables.

                                                   Three Months Ended June 30, 2002 (Dollars in thousands)
                                                   ----------------------------------------------------
                                                    Offshore      Enterprise     IT      iGate
                                                   Outsourcing   Applications Staffing Corporate   Total
                                                   -----------   ------------ -------- --------- --------
External revenues.................................   $18,432       $16,809    $40,692   $    28  $ 75,961
Cost of revenues..................................    11,616        10,010     29,798        12    51,436
                                                     -------       -------    -------   -------  --------
Gross profit......................................     6,816         6,799     10,894        16    24,525
Operating expenses................................     5,678         5,978      7,588     2,725    21,969
                                                     -------       -------    -------   -------  --------
Operating margin..................................   $ 1,138       $   821    $ 3,306    (2,709)    2,556
                                                     =======       =======    =======
Other income, net.................................                                        1,351     1,351
Minority interest.................................                                         (167)     (167)
                                                                                        -------  --------
Income (loss) before income taxes.................                                      $(1,525) $  3,740
                                                                                        =======  ========

                                                   Three Months Ended June 30, 2001 (Dollars in thousands)
                                                   ----------------------------------------------------
                                                    Offshore      Enterprise     IT      iGate
                                                   Outsourcing   Applications Staffing Corporate   Total
                                                   -----------   ------------ -------- --------- --------
External revenues.................................   $23,597       $24,902    $63,953   $   401  $112,853
Cost of revenues..................................    14,558        13,505     44,705       441    73,209
                                                     -------       -------    -------   -------  --------
Gross profit......................................     9,039        11,397     19,248       (40)   39,644
Operating expenses................................     6,497        11,581     14,930     7,646    40,654
                                                     -------       -------    -------   -------  --------
Operating margin..................................   $ 2,542       $  (184)   $ 4,318    (7,686)   (1,010)
                                                     =======       =======    =======
Other income, net.................................                                        1,534     1,534
Minority interest.................................                                         (163)     (163)
Equity in losses of affiliated companies..........                                       (1,046)   (1,046)
Gain on venture investments.......................                                        6,323     6,323
Loss on sale of stock of unconsolidated affiliates                                         (626)     (626)
                                                                                        -------  --------
Income (loss) before income taxes.................                                      $(1,664) $  5,012
                                                                                        =======  ========

                                      Six Months Ended June 30, 2002 (Dollars in thousands)
                                      ----------------------------------------------------
                                       Offshore    Enterprise     IT      iGate
                                      Outsourcing Applications Staffing Corporate   Total
                                      ----------- ------------ -------- --------- --------
External revenues....................   $36,490     $34,047    $79,976   $   445  $150,958
Cost of revenues.....................    22,710      19,954     58,068       517   101,249
                                        -------     -------    -------   -------  --------
Gross profit.........................    13,780      14,093     21,908       (72)   49,709
Operating expenses...................    11,986      12,276     15,726     5,909    45,897
                                        -------     -------    -------   -------  --------
Operating margin.....................   $ 1,794     $ 1,817    $ 6,182    (5,981)    3,812
                                        =======     =======    =======
Other income, net....................                                        989       989
Minority interest....................                                       (332)     (332)
Gain on deconsolidation of subsidiary                                      7,086     7,086
Loss on venture investments..........                                       (215)     (215)
                                                                         -------  --------
Income before income taxes...........                                    $ 1,547  $ 11,340
                                                                         =======  ========

                                                   Six Months Ended June 30, 2001 (Dollars in thousands)
                                                   ----------------------------------------------------
                                                    Offshore    Enterprise     IT      iGate
                                                   Outsourcing Applications Staffing Corporate   Total
                                                   ----------- ------------ -------- --------- --------
External revenues.................................   $45,424     $54,986    $133,997 $  1,058  $235,465
Cost of revenues..................................    27,404      29,573      93,400    1,097   151,474
                                                     -------     -------    -------- --------  --------
Gross profit......................................    18,020      25,413      40,597      (39)   83,991
Operating expenses................................    12,756      25,805      30,008   17,892    86,461
                                                     -------     -------    -------- --------  --------
Operating margin..................................   $ 5,264     $  (392)   $ 10,589  (17,931)   (2,470)
                                                     =======     =======    ========
Other expense, net................................                                     (1,991)   (1,991)
Minority interest.................................                                       (634)     (634)
Equity in losses of affiliated companies..........                                     (5,165)   (5,165)
Gain on venture investments.......................                                        823       823
Gain on sale of stock of unconsolidated affiliates                                     16,080    16,080
                                                                                     --------  --------
Income (loss) before income taxes.................                                   $ (8,818) $  6,643
                                                                                     ========  ========

   Assets by segment were as follows:

                                         June 30,  December 31,
                                           2002        2001
                                         --------  ------------
                                         (Dollars in thousands)
                 Offshore Outsourcing... $ 63,227    $ 60,091
                 Enterprise Applications   28,009      23,585
                 IT Staffing............   40,886      43,603
                 iGate Corporate(1).....  106,193     114,832
                                         --------    --------
                 Total assets........... $238,315    $242,111
                                         ========    ========

   Revenue and assets by geographic area consisted of the following:

                                Three Months Ended     Six Months Ended
                                    June 30,               June 30,
                                --------------------   ----------------------
                                 2002         2001       2002        2001
                                 -------     --------   --------    --------
                                (Dollars in thousands) (Dollars in thousands)
             Revenues:
             United States..... $45,148     $ 79,227   $ 91,201    $169,127
             Canada............   5,257        5,895     10,235      12,070
             Europe and Africa.   6,383        8,691     13,242      16,836
             Pacific Rim(2)....  19,173       19,040     36,280      37,432
                                 -------     --------   --------    --------
                Total revenues. $75,961     $112,853   $150,958    $235,465
                                 =======     ========   ========    ========

                                      June 30,  December 31,
                                        2002        2001
                                      --------  ------------
                                      (Dollars in thousands)
                    Assets:
                    United States(1). $162,278    $172,157
                    Canada...........    5,494       6,039
                    Europe and Africa    7,862       7,976
                    Pacific Rim(2)...   62,681      55,939
                                      --------    --------
                       Total assets.. $238,315    $242,111
                                      ========    ========

--------
(1) Substantially all goodwill is recorded at the iGate Corporate Level. See
    Note 2 for segment breakout.
(2) Revenues and assets of Mascot's U.S. branch are included in the United
    States.

   The Company had one customer in each of the quarters ended June 30, 2002, and 2001, that accounted for 15% of consolidated external revenues.

   The Company had one customer in the six month periods ended June 30, 2002 and 2001 that accounted for 15% and 13% of consolidated external revenues, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion and analysis should be read in conjunction with
Part II, Item 7 of the registrant's Annual Report on Form 10-K for the year ended December 31, 2001. The following discussion should also be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q ("Form 10-Q"). As used herein, "iGate" or the "Company" shall mean iGate Corporation and each of its consolidated subsidiaries.

   The preparation of our financial statements requires us to apply accounting policies and make certain estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities at the date of the iGate financial statements. These policies can be subject to judgments and estimations, and different amounts could be reported using different assumptions and estimates. We use our best judgments in determining the appropriate amount to reflect in the financial statements, using historical experience and other assumptions and information we believe is appropriate. Actual results could differ from our estimates. A description of our significant accounting policies is set forth in
Note 1 to the Consolidated Financial Statements set forth on page 43 - 50 of the Annual Report on Form 10-K for the year ended December 31, 2001.

   Some of the statements in this Form 10-Q that are not historical facts are forward-looking statements. These forward-looking statements include our financial, growth, and liquidity projections, as well as statements concerning our plans, strategies, intentions and beliefs concerning our business, cash flows, costs, and the markets in which we operate. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify certain forward-looking statements. These statements are based on information currently available to us, and we assume no obligation to update these statements as circumstances change. There are risks and uncertainties that could cause actual events to differ materially from these forward-looking statements. These risks include, but are not limited to, our ability to predict our financial performance, the level of market demand for our services, the highly-competitive market for the types of services that we offer, the impact of competitive factors on profit margins, market conditions that could cause our customers to reduce their spending for our services, our ability to create, acquire, and build new businesses and to grow our existing businesses, our ability to attract and retain qualified personnel, our ability to reduce costs and conserve cash, currency fluctuations and market conditions in India and elsewhere around the world, political and military tensions in India and South Asia, changes in generally accepted accounting principals and/or their interpretation and other risks that are described in more detail in our filings with the Securities and Exchange Commission including our Form 10-K for the year ended December 31, 2001.

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

   During the first half of 2002, our revenues continued to decline, due to many of the same factors that affected us in 2001. These declines in revenues caused us to look for ways to be more profitable, cut costs and increase cash flow, which are discussed below.

   On March 15, 2002, through the combination of a sale of new shares by itiliti to strategic investors and conversion of its bridge loan financing vehicle to voting equity securities, the Company's ownership interest in itiliti was reduced from 90% to 49%. Subsequent to the transaction date, the Company accounted for its interest in itiliti under the equity method of accounting primarily due to its lack of a controlling interest in itiliti.
In addition, the Company will have no future obligation to fund additional operating or financing requirements of itiliti. During the three months ended March 31, 2002, the Company recorded a gain on deconsolidation of $7.1 million and pretax losses for the period January 1, 2002 through the date of deconsolidation in the amount of $2.2 million. The after tax impact for the three and six months ended June 30, 2002 of the deconsolidation gain, net of losses was approximately $3.0 million. During the three and six months ended June 30, 2001 and year ended December 31, 2001, the Company recorded after tax losses for itiliti of $1.1 million, $2.3 million and $5.0 million, respectively.

   In March 2002, we made the decision to close MobileHelix, Inc.
("MobileHelix") and cease its operations effective immediately.

   In March 2002, we purchased the portion of Symphoni, LLC's outstanding membership units that we did not own for $0.9 million cash. We now own 100% of Symphoni, LLC.

   In January 2002, we began an examination of our financial reporting structure, how we segment our operating businesses and how we categorize our service offerings. As a result of our review, we have decided to segment our business according to our service offerings. Our decision was based upon the following factors: (1) to provide the readers of our financial statements, a much simpler view of our business; (2) with the deconsolidation of itiliti and the cessation of operations of MobileHelix, our service offerings became substantially services and easier to define and segment by service offering; and (3) we believe that our segment reporting approach best represents senior management's analysis of operating results into the foreseeable future.

   In 2001, our reporting segments were Emplifi, Mascot, eJiva, Emerging eServices, Value Services, Staffing Services and iGate.

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

   Currently, we have ODCs in Bangalore and Chennai, India. In the second quarter of 2002, approximately 33% of its revenues were generated using this ODC model. The revenues of our Offshore Delivery reporting segment consist entirely of Mascot.

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

   Mascot serves large and medium-sized client organizations in a wide variety of industries. Mascot is a Global Preferred Partner of General Electric Company ("GE"). During the three and six months ended June 30, 2002, Mascot derived approximately 72% and 71% of its revenues from its top five clients, respectively. GE accounted for approximately 55% and 54% of Mascot's revenues during the three and six months ended June 30, 2002, respectively.

   Mascot is headquartered in Bangalore, India and has offices in the Indian city of Chennai, Mascot's U.S. headquarters is in Pittsburgh, Pennsylvania. Mascot also has offices in Singapore, Belgium, the Netherlands, United Kingdom, Japan, Germany and Sweden. Mascot has over 1,600 employees worldwide.

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

   Typically, the services offering within the segment are designed for large and medium-sized client organizations in a wide variety of industries. During the three and six months ended June 30, 2002, approximately 36% of the EA revenues were derived from its top five clients. Philip Morris Companies, Inc. and GE accounted for approximately 15% and 7% of EA segment revenues during the quarter and 14% and 10% in the six months ended June 30, 2002, respectively.

   eJiva is headquartered in Pittsburgh, Pennsylvania, and maintains offices in; Pleasanton, California; and Worthington, Ohio, and has more than 350 employees. RedBrigade is headquartered in Bracknell, England, and has offices in Ireland, Scotland, and South Africa and has more than 230 employees.

  IT Staffing

   The IT Staffing ("Staffing") segment consists of our wholly owned subsidiaries Mastech Emplifi, Inc., ("MEI"), Chen & McGinley, Inc. ("CMI"), Symphoni, LLC ("Symphoni"), Global Financial Services of Nevada, Inc. ("GFS"), Direct Resources (Scotland) Ltd. ("Direct Resources"), Mastech Application Services, Inc.

("MAS"), Mastech Emplifi Ltd., ("MEL") and Mastech Asia Pacific Pty. Ltd. ("MAP"). These entities provide a variety of client managed and supervised IT staffing service offerings including custom application development and design services and package implementation and application support services. Staffing provides these services to large and medium-sized client organizations. Its capabilities include client directed software design and customization; web-focused strategic consulting; domain expertise in a variety of industries; and enterprise application integration services. In addition, Staffing, also offers training as a service to its customers.

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

   The segment serves a wide variety of industries. During the three and six months ended June 30, 2002, Staffing's top five clients accounted for approximately 20% and 17% of its revenues, respectively. For the three and six months ended June 30, 2002, the segment did not have a client that accounted for more than 10% of revenues.

   The Staffing segment has U.S. offices in Pittsburgh, Pennsylvania, San Francisco, California; Dallas, Texas; Raleigh, North Carolina; New York, New York; Boston, Massachusetts and Minneapolis, Minnesota. The Staffing segment has international offices located in Edinburgh, Scotland, Mississauga, Canada, Canberra, Melbourne, Sydney, and Brisbane, Australia. The Staffing segment has more than 1,770 employees.

  iGate Corporate

   We have also recast our iGate Corporate ("iGate Corporate") segment. Historically, the iGate segment was a non-revenue producing segment that captured corporate costs, joint venture and other strategic investment activity and other unallocated charges.

   Our recast iGate Corporate segment will report operating results of itiliti, MobileHelix and jobcurry, Inc. In March 2002, we deconsolidated itiliti, and closed operations of MobileHelix. There were no operating losses recorded for either of these entities in the quarter ended June 30, 2002. jobcurry, Inc. continues to provide recruiting and placement services for iGate Corporate and outside customers. jobcurry, Inc. is excluded from the above segments due largely to its dissimilar service offerings and certain economic characteristics.

Results of Operations of Our Operating Segments: Offshore Outsourcing, Enterprise Applications, and IT Staffing for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001.

   Due to new reporting requirements, which became effective on January 1, 2002, we now account for billable expenses as a component of both revenue and direct costs. In prior reporting periods, billable expenses were accounted for as a reduction of direct costs to arrive at gross margin. All prior reporting periods have been restated to reflect these new reporting requirements.

   Revenues for our Offshore Outsourcing segment were $18.4 million at June 30, 2002, a decrease of $5.2 million or 21.9% as compared to $23.6 million for the comparable quarter ended June 30, 2001. Billable expenses for this segment approximated 0.0% and 0.2% as a percentage of revenue for the quarters ended June 30, 2002 and 2001, respectively. The decline in revenues for the segment was mainly attributable to a continued slow economy, decreases in consultant utilization and overall billable consultant headcount. We continue to experience pricing pressures from our customers.

   The gross margin for our Offshore Outsourcing segment, including billable expenses was 37.0% for the quarter ended June 30, 2002, as compared to 38.3% at June 30, 2001. The decrease in gross margin in this segment was attributable to a combination of pricing pressures, increases in employees related costs and benefits, as well as increased usage of subcontractor labor.

   Selling, general and administrative ("S,G&A") expenses include all costs that are not directly associated with our Offshore Outsourcing segment's revenue generating consultants. S,G&A expenses include non-consultant salaries and employees benefits, costs of consultants that are not being utilized on projects, recruiting and training costs, rent, depreciation and amortization, as well as communications and facilities costs. Offshore Outsourcing S,G&A costs for the quarter ended June 30, 2002 were $5.7 million or 30.8% of revenues as compared to $6.5 million or 27.5% of revenues for the quarter ended June 30, 2001. While our S,G&A costs as a percentage of revenues rose as compared to the quarter ended June 30, 2001, our absolute dollar costs decreased $0.8 million or 12.6%. This decrease was mainly due to better management of bench costs, and overall employee headcount.

   Operating margin for the Offshore Outsourcing segment for the quarter ended June 30, 2002 was $1.1 million or 6.2% of revenues as compared to $2.5 million or 10.8% of revenues for the comparable quarter ended June 30, 2001. The decreases were attributed to a decline in overall revenue volume, an unfavorable mix of salaried consultants to subcontract labor which directly affects our gross margins, and an increase in S,G&A costs as a percentage of revenue.

   Revenues for our Enterprise Applications segment were $16.8 million at June 30, 2002, a decrease of $8.1 million or 32.5% as compared to $24.9 million for the comparable quarter ended June 30, 2001. Billable expenses for this segment approximated 5.1% and 4.6% as a percentage of revenue for the quarters ended June 30, 2002 and 2001, respectively. The decline in revenues for the segment was mainly attributable to a continued slow economy, decreases in consultant utilization and overall billable consultant headcount. We have also experienced project delays over the past few months due to customer uncertainty.
We continue to experience pricing pressures from our customers.

   The gross margin for our Enterprise Applications segment, including billable expenses was 40.4% for the quarter ended June 30, 2002, as compared to 45.8% at June 30, 2001. Gross margins have declined because we have experienced pricing pressures from clients and have been unable to offset increasing employee costs with increases in billing rates.

   Selling, general and administrative ("S,G&A") expenses include all costs that are not directly associated with our Enterprise Applications segment's revenue generating consultants. S,G&A expenses include non-consultant salaries and employees benefits, costs of consultants that are not being utilized on projects, recruiting and training costs, rent, depreciation and amortization, as well as communications and facilities costs. Enterprise Applications S,G&A costs for the quarter ended June 30, 2002 were $6.0 million or 35.6% of revenues as compared to $11.6 million or 46.5% of revenues for the comparable quarter ended June 30, 2001. This decrease in S,G&A costs was mainly attributable to better management of bench costs, employee headcount and other operating costs.

   Operating margin for the Enterprise Applications segment for the quarter ended June 30, 2002 was $0.8 million or 4.9% of revenues, as compared to a loss of $0.2 million or 0.7% of revenues for the comparable quarter ended June 30, 2001. The improvement in operating margin was attributed to decreases in S,G&A costs as a percentage of revenue.

   Revenues for our IT Staffing segment were $40.7 million at June 30, 2002, a decrease of $23.3 million or 36.4% as compared to $64.0 million for the comparable quarter ended June 30, 2001. Billable expenses for this segment approximated 1.4% and 1.9% as a percentage of revenue for the quarters ended June 30, 2002 and 2001, respectively. The decline in revenues for the segment was mainly attributable to a continued slow economy, decreases in consultant utilization and overall billable consultant headcount. We continue to experience pricing pressures from our customers.

   The gross margin for our IT Staffing segment, including billable expenses was 26.8% for the quarter ended June 30, 2002, as compared to 30.1% at June 30, 2001. The decrease in gross margin in this segment was attributable to a combination of pricing pressures, increases in employees related costs and benefits, as well as increased usage of subcontractor labor.

   Selling, general and administrative ("S,G&A") expenses include all costs that are not directly associated with our IT Staffing segment's revenue generating consultants. S,G&A expenses include non-consultant salaries and employees benefits, costs of consultants that are not being utilized on projects, recruiting and training costs, rent, depreciation and amortization, as well as communications and facilities costs. IT Staffing S,G&A costs for the quarter ended June 30, 2002 were $7.6 million or 18.6% of revenues as compared to $14.9 million or 23.3% of revenues for the quarter ended June 30, 2001. This decrease in S,G&A costs was mainly attributable to better management of bench costs, employee headcount and other operating costs.

   Operating margins for the IT Staffing segment for the quarter ended June 30, 2002 was $3.3 million or 8.1% of revenues as compared to $4.3 million or 6.8% of revenues for the comparable quarter ended June 30, 2001. The decrease in operating margin in absolute dollars was mainly attributed to declines in revenue volume and an unfavorable mix of salaried consultants to subcontractor labor which directly affect gross margin. Operating margin as a percentage of revenue increased due to decreases in S,G&A spending, which offset declines in volume and unfavorable labor mixes.

  iGate Corporate

   iGate Corporate segment reports operating results of itiliti, MobileHelix and jobcurry. In March 2002, we deconsolidated itiliti, and closed operations of MobileHelix. There were no operating losses recorded for either of these entities in the quarter ended June 30, 2002. jobcurry, Inc. continues to provide recruiting and placement services for iGate Corporate and outside customers. Revenues for the recast segment of June 30, 2002 were $0.1 million a decrease of $0.3 million or 93% from revenues of $0.4 million, due to declines in revenues of itiliti and jobcurry. MobileHelix had no revenues for either quarter.

   Gross margins were 57.1% for the quarter ended June 30, 2002 specifically due to revenues of jobcurry. Gross margins for the quarter ended June 30, 2001, were (10.0)%, as costs exceeded revenues for itiliti. MobileHelix had no direct costs for either quarter.

   iGate's segment expenses declined $4.9 million or 64% from the comparative quarter ended June 30, 2001, respectively. This decline was attributed to the closure and deconsolidation of MobileHelix and itiliti, Inc., respectively, as well as declines in headcount and other S,G&A costs.

   Overall declines in S,G&A on a consolidated basis are discussed above.

Other Income Components

                                                         Three Months Ended
                                                             June 30,
                                                         -----------------
                                                          2002      2001
                                                         ------   -------
      Other income, net................................. $1,351   $ 1,534
      Minority interest.................................   (167)     (163)
      Equity in losses of affiliated companies..........     --    (1,046)
      Gain on venture investments.......................     --     6,323
      Loss on sale of stock of unconsolidated affiliates     --      (626)
                                                         ------   -------
      Other income, net................................. $1,184   $ 6,022
                                                         ======   =======

   Components of other income include interest income and expense, foreign currency translations on intercompany debt and the writedown of Speechworks warrants in accordance with SFAS No. 133. The Speechworks warrants were either written down to a $0 value or were converted to common stock during 2001. Other income for the quarter ended June 30, 2002 totaled $1.4 million and consisted of interest income on cash and cash equivalents of $0.7 million, favorable foreign currency translation of $1.0 million offset by interest expenses.

   Other income for the quarter ended June 30, 2001 consisted of interest income on cash and cash equivalents of $0.7 million, favorable foreign currency translation of $0.9 million, income associated with the writeup of Speechworks warrants of $0.4 million and interest expense of $0.5 million.

   Minority interest reflects the share of the net income or loss of our majority-owned operating subsidiaries attributable to the minority owners. Minority interest amounted to expense of $0.2 million for the second quarter of 2002 and 2001. The minority interest expense in 2002 was the minority share of the net income of Mascot. The minority interest expense in 2001 consisted of the minority share of the net income of Mascot and IRG, net of the minority share of the net loss of Symphoni and itiliti.

   We had no joint venture or equity investment activity in 2002. Equity in losses of affiliated companies consists of our share of the net gains of our iProcess joint venture and losses of our equity investments in Air2Web and VCampus. We sold our share of iProcess on June 20, 2001 and recognized a gain of $1.9 million related to the sale. Equity in losses of affiliated companies for the second quarter of 2001 totaled $1.0 million.

   The gain on venture investments in the second quarter of 2001 consisted of a $6.5 million gain on the sale of 300,000 shares of Common Stock of Speechworks, and a $0.2 million loss to account for declines in the market values of Highgate's investments.

   The loss on sale of stock of unconsolidated affiliate in the second quarter of 2001 consisted of a $0.6 million loss on the sale of shares of Red Hat Common Stock that we received with the sale of PTI.

   Our income tax provision was $1.5 million at an effective tax rate of 40% for the quarter ended June 30, 2002. Significant components comprising our effective rate included the benefit derived from our Indian tax holiday and timing differences related to items accrued but not yet paid as well as differences in depreciation methods for tax purposes. Our tax provision in 2001 was $2.0 million and an effective rate of 40% and components arriving at the effective rate were comparable.

Results of Operations of Our Operating Segments: Offshore Outsourcing, Enterprise Applications, and IT Staffing for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001.

   Due to new reporting requirements which became effective on January 1, 2002, we must now account for billable expenses as a component of both revenue and direct costs. In prior reporting periods, billable expenses were accounted for as a reduction of direct costs to arrive at gross margin. All prior reporting periods have been restated to reflect these new reporting requirements.

   Revenues for our Offshore Outsourcing segment were $36.5 million for the six months ended June 30, 2002, a decrease of $8.9 million or 19.7% as compared to $45.4 million for the comparable six month period ended June 30, 2001. Billable expenses for this segment approximated 0.0% and 0.2% as a percentage of revenue for periods ended June 30, 2002 and 2001, respectively. The decline in revenues for the segment was mainly attributable to a continued slow economy, decreases in consultant utilization and overall billable consultant headcount. We have also experienced delays in closing new projects due to customer uncertainty.

   The gross margin for our Offshore Outsourcing segment, including billable expenses was 37.8% for the six month period ended June 30, 2002, as compared to 39.7% for the comparable period at June 30, 2001. The decrease in gross margin in this segment was attributable to a combination of pricing pressures, increases in employees related costs and benefits, as well as increased usage of subcontractor labor.

   Selling, general and administrative ("S,G&A") expenses include all costs that are not directly associated with our Offshore Outsourcing segment's revenue generating consultants. S,G&A expenses include non-consultant salaries and employees benefits, costs of consultants that are not being utilized on projects, recruiting and training costs, rent, depreciation and amortization, as well as communications and facilities costs. Offshore Outsourcing S,G&A costs for the six month period ended June 30, 2002 were $12.0 million or 32.8% of revenues as compared to $12.8 million or 28.1% of revenues for the comparable six month period. While our S,G&A as a percentage of revenues rose for comparable periods, our absolute dollar costs decreased $0.8 million or 6.0%. This decrease was mainly due to better management of bench costs and overall employee headcount.

   Operating margin for the Offshore Outsourcing segment for the six months ended June 30, 2002 was $1.8 million or 4.9% of revenues as compared to $5.3 million or 11.6% of revenues for the comparable six months ended June 30, 2001. The decreases were attributed to a decline in overall revenue volume, an unfavorable mix of salaried consultants to subcontract labor which directly affects our gross margins, and an increase in S,G&A costs as a percentage of revenue.

   Revenues for our Enterprise Applications segment were $34.0 million for the six month period ended June 30, 2002, a decrease of $21.0 million or 38.1% as compared to $55.0 million for the comparable period ended June 30, 2001. Billable expenses for this segment approximated 5.3% and 4.6% as a percentage of revenue for the periods ended June 30, 2002 and 2001, respectively. The decline in revenues for the segment was mainly attributable to a continued slow economy, decreases in consultant utilization and overall billable consultant headcount. We have also experienced project delays over the past few months due to customer uncertainty. We continue to experience pricing pressures from our customers.

   The gross margin for our Enterprise Applications segment, including billable expenses was 41.4% for the six months ended June 30, 2002, as compared to 46.2% for the comparable period ended June 30, 2001. The decrease in gross margin in this segment was attributable to a combination of pricing pressures and increases in employees related costs and benefits.

   Selling, general and administrative ("S,G&A") expenses include all costs that are not directly associated with our Enterprise Applications segment's revenue generating consultants. S,G&A expenses include non-consultant salaries and employees benefits, costs of consultants that are not being utilized on projects, recruiting and training costs, rent, depreciation and amortization, as well as communications and facilities costs. Enterprise Applications S,G&A costs for the six month period ended June 30, 2002 were $12.3 million or 36.1% of revenues as compared to $25.8 million or 46.9% of revenues for the comparable six month period ended June 30, 2001. This decrease in S,G&A costs was mainly attributable to better management of bench costs, employee headcount and other operating costs.

   Operating margin for the Enterprise Applications segment for the six months ended June 30, 2002 was $1.8 million or 5.3% of revenues as compared to a loss of $0.4 million or (0.7)% of revenues for the comparable six months ended June 30, 2001. The increases were attributed to decreases in S,G&A costs as a percentage of revenue.

   Revenues for our IT Staffing segment were $80.0 million for the six months ended June 30, 2002, a decrease of $54.0 million or 40.3% as compared to $134.0 million for the comparable period ended June 30, 2001. Billable expenses for this segment approximated 1.4% and 1.8% as a percentage of revenue for the periods ended June 30, 2002 and 2001, respectively. The decline in revenues for the segment was mainly attributable to a continued slow economy, decreases in consultant utilization and overall billable consultant headcount. Because of competive pricing pressures, billing rates for consultants for comparable periods have had a negative impact on revenues.

   The gross margin for our IT Staffing segment, including billable expenses was 27.4% for the six months ended June 30, 2002, as compared to 30.3% for the comparable period at June 30, 2001. The decrease in gross margin in this segment was attributable to a combination of pricing pressures, increases in employees related costs and benefits, as well as increased usage of subcontractor labor.

   Selling, general and administrative ("S,G&A") expenses include all costs that are not directly associated with our IT Staffing segment's revenue generating consultants. S,G&A expenses include non-consultant salaries and employees benefits, costs of consultants that are not being utilized on projects, recruiting and training costs, rent, depreciation and amortization, as well as communications and facilities costs. IT Staffing S,G&A costs for the six month period ended June 30, 2002 were $15.7 million or 19.7% of revenues as compared to $30.0 million or 22.4% of revenues for the six month period ended June 30, 2001. This decrease in S,G&A costs was mainly attributable to better management of bench costs, employee headcount and other operating costs.

   Operating margin for the IT Staffing segment for the six months ended June 30, 2002 was $6.2 million or 7.7% of revenues as compared to $10.6 million or 7.9% of revenues for the comparable six months ended June 30, 2001. The decrease in operating margin in absolute dollars was mainly attributed to declines in revenue volume and an unfavorable mix of salaried consultants to subcontract labor which directly affect gross margin. Operating margin as a percentage of revenue increased due to decreases in S,G&A spending, which offset declines in volume and unfavorable labor mixes.

  iGate Corporate

   Our recast iGate Corporate segment will report operating results of itiliti, MobileHelix and jobcurry. In March 2002, we deconsolidated itiliti, and closed operations of MobileHelix. jobcurry, Inc. continues to provide recruiting and placement services for iGate Corporate and outside customers. Revenues for the recast segment for the six months ended June 30, 2002 were $0.4 million a decrease of $0.6 million or 57.9% from revenues of $1.1 million, due to declines in revenues of itiliti and jobcurry. MobileHelix had no revenues for either quarter.

   Gross margins were (16.2)% for the six months ended June 30, 2002 and (3.7)% at June 30, 2001, as costs exceeded revenue amounts for itiliti. MobileHelix had no direct costs for either quarter.

   iGate's segment expenses declined $12.0 million or 67% from the comparative six month periods ended June 30, 2001, respectively. This decline was attributable to the closure and deconsolidation of MobileHelix and itiliti, Inc., respectively, as well as declines in headcount and other S,G&A costs.

   Overall declines in S,G&A on a consolidated basis are discussed above.

Other Income Components

                                                         Six Months Ended
                                                             June 30,
                                                         ---------------
                                                          2002     2001
                                                         ------  -------
      Other income (expense), net....................... $  989  $(1,991)
      Minority interest.................................   (332)    (634)
      Gain on deconsolidation of subsidiary.............  7,086       --
      Equity in losses of affiliated companies..........     --   (5,165)
      (Loss) gain on venture investments................   (215)     823
      Gain on sale of stock of unconsolidated affiliates     --   16,080
                                                         ------  -------
      Other income, net................................. $7,528  $ 9,113
                                                         ======  =======

   Components of other income include interest income and expense, foreign currency translations on intercompany debt and the writedown of Speechworks warrants in accordance with SFAS No. 133. The Speechworks warrants were either written down to a $0 value or were converted to common stock during 2001. Other income for the six months ended June 30, 2002 totaled $1.0 million and consisted of interest income on cash and cash equivalents of $1.6 million, favorable foreign currency translation of $1.3 million offset by interest expense of $1.9 million.

   Other income for the six months ended June 30, 2001 consisted of interest income on cash and cash equivalents of $1.7 million, unfavorable foreign currency translation of $1.0 million, income associated with the writedown of Speechworks warrants of $1.0 million and interest expense of $1.7 million.

   Minority interest reflects the share of the net income or loss of our majority-owned operating subsidiaries attributable to the minority owners. Minority interest amounted to expense of $0.3 million for the first half of 2002, compared to expense of $0.6 million for the first half of 2001. The minority interest expense in 2002 was the minority share of the net income of Mascot. The minority interest expense in 2001 consisted of the minority share of the net income of Mascot and IRG, net of the minority share of the net loss of Symphoni and itiliti.

   We recorded a gain on deconsolidation of itiliti of $7.1 million that is more fully discussed in footnote 5 to the Condensed Consolidated Financial Statements.

   We had no joint venture or equity investment activity in 2002. In 2001, equity in losses of affiliated companies consisted of our share of the net losses of our joint ventures, iProcess and PTI, and of our equity investments in Air2Web and VCampus. We sold our share of PTI on February 23, 2001, and, accordingly, recognized our share of PTI's losses through February 22, 2001. We sold our share of iProcess on June 20, 2001 and recognized a gain of $1.9 million related to the sale. Equity in losses of affiliated companies for the first half of 2001 totaled $5.2 million.

   In February 2002, we sold our entire interest in Versata, Inc. recognizing a realized loss in the amount of $0.2 million. The gain on venture investments in the first half of 2001 consisted of a $6.5 million gain on the sale of 300,000 shares of the Common Stock of Speechworks offset by losses totaling approximately $5.5 million to account for declines in the market values of Highgate's Bluewater and Xpede investments.

   In February 2001, we sold our approximate 50% interest in PTI to Red Hat in exchange for approximately 3.2 million shares of Red Hat Common Stock. The gain on sale of stock of unconsolidated affiliate in the first half of 2001 consisted of a $16.7 million gain on the sale of PTI less a realized loss of $0.6 million on the sale of Red Hat shares in the second quarter of 2001.

   During the first half of 2001, we had a gain on the cumulative effect of a change in accounting principle of $0.9 million, net of tax. The net gain resulted from our implementation of SFAS 133 on January 1, 2001 and was related to our recording the net value of our derivative investments in Speechworks common stock warrants. These warrants were subsequently written down to $0 during the same period. We no longer hold any Speechworks warrants.

   Our income tax provision was $4.5 million at an effective rate of 40% for the six months ended June 30, 2002. Significant components comprising our effective rate include the benefit derived from our Indian tax holiday and timing differences related to items accrued but not yet paid as well as differences on depreciation methods for tax purposes. Our income tax provision for the comparable period in 2001 was $2.7 million at an effective rate of 40% and components arriving at the rate were comparable.

Liquidity and Capital Resources

   Our working capital position increased $8.5 million from December 31, 2001 to June 30, 2002. Our accounts receivable decreased by $6.9 million from December 31, 2001 and our days sales outstanding ("DSO") decreased to 65 days from 68 days at December 31, 2001. We generated sufficient cash to support our operations.

   At June 30, 2002, we had cash and short-term investments of $64.1 million and $51.8 million, respectively, as compared to cash and short-term investments of $54.4 million and $43.7 million, respectively, at December 31, 2001. Short-term investments at June 30, 2002 and December 31, 2001 consisted mainly of highly liquid short-term investments. Our focus over the past two years has been liquidity along with the preservation of our principal holdings.

   During the six months ended June 30, 2002, we used $0.9 million to purchased the portion of Symphoni, LLC's outstanding membership units that we did not own. We also paid $3.0 million in an additional earnout for a prior acquisition. We did not use our cash reserves for any other significant financing or investing activities, with the exception of operating cash being transferred from money market accounts, and certain capital expenditures that were incurred during the ordinary course of business.

   The Company maintains a $50.0 million secured credit facility with PNC Bank,
N. A. ("PNC") that was renewed and amended (as amended, the "PNC Facility") through July 2003. The PNC Facility provides a maximum loan amount of $50.0 million, subject to the balance of our accounts receivable and certain other factors. The provisions of the PNC Facility require us to maintain at least $30.0 million in cash and cash equivalents, which includes $25.0 million that we are required to pledge to PNC. We currently have $39.0 million in borrowings available to us through the PNC Facility at July 31, 2002.

   In conjunction with the amendment and renewal of the PNC Facility, we also amended our Convertible Promissory Note (the "GE Note") to GE Capital Equity Investments, Inc. ("GE Capital") effective October 1, 2001, to include all revised covenants and provisions of the PNC Facility. The entire principal amount of the GE Note will mature on July 22, 2004. Interest payments are payable semi-annually on January 31 and July 31. The GE Note is convertible at any time after July 22, 2002 through its maturity at the option of the holder, into shares of our Common Stock, subject to provisions related to revenue targets for services to GE Capital and certain of its affiliates. In conjunction with the amendment of the GE Note, we also paid down $10 million of the note on October 1, 2001. The current outstanding principal amount is $10 million. At June 30, 2002, the conversion price of the GE Note exceeded the closing price of our Common Stock.

   On July 2, 2002 iGate paid the Co-Founders of IRG $1.8 million related to revenue targets being met that were agreed to as part of iGate's acquisition agreement with IRG. Going forward, we may be required to pay a maximum of $1.7 million in additional earnouts for prior acquisitions. These earnouts will be paid by March 2003. We will have no further obligations under these agreements.

   In April 2002, we filed our 2001 Corporate tax return. As a result of significant tax losses, we received a tax refund in the amount of $11.7 million.

   In December 2001, IRG, a majority-owned subsidiary of the Company, merged with and into eJiva, Inc. (the "eJiva Merger"). As consideration for the eJiva Merger, the Co-Founders of IRG, who held in aggregate a minority interest in IRG, received common stock of eJiva equal to 4.8% of the issued and outstanding stock of eJiva. In recognition of certain agreements that were made with the Co-Founders of IRG when iGate acquired its majority interest in IRG, the Co-Founders received a put option which will permit them to sell these shares of common stock to eJiva on September 1, 2003, for an aggregate $9.3 million. In the event eJiva is sold prior to September 1, 2003 for a price that results in the Co-Founders of IRG receiving less than $9 million in the aggregate for their eJiva shares, eJiva has agreed to pay the Co-Founders of IRG cash in the amount of the difference. When iGate acquired IRG in March 2000, iGate agreed to make certain payments to the Co-Founders of IRG up to a maximum aggregate amount of $3.5 million upon the satisfaction of certain revenue targets as measured on March 1 of 2001, 2002 and 2003. In conjunction with the eJiva Merger, eJiva agreed to assume the obligations with respect to these payments.

   In connection with the eJiva Merger, eJiva agreed to issue to the Co-Founders of IRG restricted stock representing in aggregate 3.2% of the issued and outstanding shares of eJiva common stock determined as of the effective date of the eJiva Merger. Subject to continued employment of the Co-Founders of IRG with eJiva, the restricted stock vests as follows: 20% vested on July 1, 2002; 55% vests on March 31, 2003 and the remaining 25% vests on March 1, 2004. The Co-Founders of IRG will pay for these restricted shares using a full recourse promissory note bearing interest at the applicable federal rate. Subject to certain conditions, the Co-Founders have the right to sell to eJiva at the then appraised fair market value 50% of any vested shares on December 31, 2004 and the remaining 50% on December 31, 2005.

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

Economic Trends

   The economic downturn that we have experienced has resulted in revenue declines of $36.9 million or 32.7% for the comparative quarters ended June 30 and $84.5 million or 35.9% for the comparative six month periods ended June 30. Many of our customers have begun, or have recently implemented cost savings or cost cutting initiatives. This decrease in capital spending and cost cutting initiatives has affected each of our operating subsidiaries to varying levels.

   Our solutions offerings are purchased as value added projects by customers and in times of economic slowdown, are the types of projects that are the first to be delayed or cancelled. Our ODC facilities are located in India, and as part of the sales process, we encourage potential customers to visit our ODC facilities. We believe that the political and military tension in India and South Asia has caused certain customers to postpone or cancel trips to India and reduced our ability to demonstrate our ODC facilities' benefits to customers.

   Although, we believe we have seen this reluctance to travel to India lessen in recent months, the level of customer visits has not risen to levels we experienced pre-September 11, 2001.

Discussion of Critical Accounting Policies

   In preparing our financial statements in conformity with accounting principles generally accepted in the United States, we make judgments and estimates about the amounts reflected in our financial statements. As part of our financial reporting process, our management collaborates to determine the necessary information on which to base our judgments and develop estimates used to prepare the financial statements. We use historical experience and available information to make these judgments and estimates. However, different amounts could be reported using different assumptions and in light of different facts and circumstances. Therefore, actual amounts could differ from the estimates reflected in our financial statements.

   Our significant accounting policies are described in Note 1 of the Consolidated Financial Statements included in our 2001 Annual Report. We believe that the following discussion addresses our critical accounting policies.

RISK FACTORS

   There are a number of risks and uncertainties that could cause actual results to differ materially from our current beliefs and expectations expressed or implied in this Form 10-Q. We cannot predict all of these risks and uncertainties. However, please refer to a list of important risk factors in the section entitled "Risk Factors" in Part I of our Annual Report on Form 10-K for the year ended December 31, 2001.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   On June 30, 1998, the Company entered into a foreign exchange contract with PNC to hedge its foreign exchange exposure on certain intercompany debt. This contract matured at each quarter henceforth and matured on June 28, 2002 and was extended until September 30, 2002.

   The outstanding contract is for the sale by the Company of $7.0 million Canadian dollars at 1.5212 (U.S. $4.6 million). When the contract matures, the Company expects to access the foreign exchange markets at the then prevailing exchange rates to purchase $7.0 million Canadian dollars for delivery to PNC. If the then-prevailing exchange rate is lower than 1.5212, the Company will record a gain for the difference between the spot rate and 1.5212. Conversely, if the spot rate is higher than 1.5212, the Company will record a loss equal to that difference. At July 31, 2002, the exchange rate was 1.5830.

   Investments are invested in highly liquid securities such as money market funds and certain corporate bonds with maturities of one year or less, and marketable equity securities. These securities are generally classified as available for sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. Part of this portfolio includes minority equity investments in several publicly traded companies, the values of which are subject to market price volatility. For example, as a result of market price volatility of our publicly traded equity investments, we experienced a $0.3 million increase in net unrealized loss during the quarter ended June 30, 2002, on these investments. We have also invested in one privately held company, which can still be considered in the startup or development stage. This type of investment is inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. We could lose our entire $7.0 million investment in this company.

   The following analysis presents the hypothetical changes in fair values of public equity investments that are sensitive to changes in the stock market (in millions):

                          Valuation of securities  Fair Value   Valuation of securities
                          given X% decrease           As of     given X% increase
                          in each stock price     June 30, 2002 in each stock price
                          ----------------------- ------------- -----------------------
                          (75%)   (50%)   (25%)                 25%     50%     75%
                          -----   -----   -----                  ----    ----    ----
       Corporate equities $0.5    $1.1    $1.6        $2.1      $2.7    $3.2    $3.8
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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   On June 7, 2002, the Company held its Annual Meeting of Shareholders. Our common and preferred shareholders approved the following matter; that Mr. Sunil Wadhwani be reelected as Class C Director.

   The number of votes cast for, against, and withheld for the approval of the matter is set forth below:

             Matter                        For     Against Withheld
             ------                     ---------- ------- --------
             Election of Sunil Wadhwani 47,037,637    0    527,719

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

   99.01 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   99.02 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K:

   On June 14, 2002, the Company filed on Form 8-K dismissing Arthur Andersen LLP as the Company's independent auditors and appointing PricewaterhouseCoopers LLP to serve as the Company's independent auditors for the fiscal year ending December 31, 2002.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          iGATE CORPORATION

August 14, 2002

                                          /S/  SUNIL WADHWANI
                                          --------------------------------------
                                          Sunil Wadhwani
                                          Co-Chairman of the Board of Directors,
                                          Chief Executive Officer, and Director

August 14, 2002

                                          /S/  MICHAEL ZUGAY
                                          --------------------------------------
                                          Michael Zugay
                                          Senior Vice President, Chief
                                            Financial Officer