Form 10-Q
period 2002-09-30
IGATE CORP
filed 2002-11-12
CIK 1024732

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 000-21755

                                iGATE CORPORATION
             (Exact name of registrant as specified in its charter)

                 PENNSYLVANIA                                   25-1802235
        (State or other jurisdiction of                       (I.R.S. Employer
         incorporation or organization)                     Identification No.)

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

                                 Yes [X] No [_]

     The number of shares of the registrant's Common Stock, par value $0.01 per share, outstanding as of October 31, 2002 was 51,403,263.

                                iGATE CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002

                                TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----
PART I        FINANCIAL INFORMATION                                                                               3

    Item 1.   Condensed Consolidated Financial Statements

        (a)   Unaudited Condensed Consolidated Statements of Operations for the
              Three and Nine Month Periods Ended September 30, 2002 and 2001                                      3

        (b)   Condensed Consolidated Balance Sheets as of September 30, 2002
              (unaudited) and December 31, 2001                                                                   4

        (c)   Unaudited Condensed Consolidated Statement of Shareholders' Equity
              and Comprehensive Income for the Nine Month Period Ended September
              30, 2002, and the year ended December 31, 2001                                                      5

        (d)   Unaudited Condensed Consolidated Statements of Cash Flows for the
              Nine Month Periods Ended September 30, 2002 and 2001                                                6

        (e)   Notes to Unaudited Condensed Consolidated Financial Statements                                      7

    Item 2.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                                              18

    Item 3.   Quantitative and Qualitative Disclosure About Market Risk                                          30

    Item 4.   Controls and Procedures                                                                            31

PART II       OTHER INFORMATION

    Item 6.   Exhibits and Report on Form 8-K                                                                    31

              SIGNATURES                                                                                         32

PART I.    FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(a)

                                iGATE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                                             Three Months Ended           Nine Months Ended
                                                                                September 30,               September 30,
                                                                            --------------------        ----------------------
                                                                               2002       2001             2002        2001
                                                                            ---------   --------        ----------  ----------
Revenues                                                                    $  72,122   $ 99,716        $ 223,080    $ 335,181
Cost of revenues                                                               49,285     65,653          150,534      217,127
                                                                            ---------   --------        ----------   ---------
     Gross profit                                                              22,837     34,063           72,546      118,054
Selling, general and administrative                                            20,567     34,010           66,464      120,471
Special items                                                                      --      7,639               --        7,639
Goodwill impairment                                                                --     36,803               --       36,803
                                                                            ---------   --------        ---------    ---------
                                                                                2,270    (44,389)           6,082      (46,859)
     Income (loss) from operations
Other income (expense), net                                                        18       (205)           1,007       (2,196)
Minority interest                                                                 (53)      (120)            (385)        (754)
Gain on deconsolidation of subsidiary                                              --         --            7,086           --
Equity in losses of affiliated companies                                           --     (2,812)              --       (7,977)
(Loss) gain on venture investments                                                 --         --             (215)         823
(Loss) gain on sale of stock of unconsolidated affiliate                           --     (3,022)              --       13,058
                                                                            ---------   --------        ---------    ---------

     Income (loss) before income taxes                                          2,235    (50,548)          13,575      (43,905)
Income tax provision (benefit)                                                    894     (4,585)           5,430       (1,929)
                                                                            ---------   --------        ---------    ---------

Income (loss) before cumulative effect of change in accounting principle        1,341    (45,963)           8,145      (41,976)
Cumulative effect of change in accounting principle, net of tax of $592            --         --               --          887
                                                                            ---------   --------        ---------    ---------

     Net income (loss)                                                      $   1,341   $(45,963)       $   8,145    $ (41,089)
                                                                            =========   ========        =========    =========

Net income (loss) per common share, basic before cumulative effect of
change in accounting principle                                              $    0.03   $  (0.90)       $    0.16    $   (0.82)
Cumulative effect of change in accounting principle per share                      --         --               --         0.02
                                                                            ---------   --------        ---------    ---------
Net income (loss) per common share, basic                                   $    0.03   $  (0.90)       $    0.16    $   (0.80)
                                                                            =========   ========        =========    =========

Net income (loss)  per common share, diluted before cumulative effect
of change in accounting principle                                           $    0.03   $  (0.90)       $    0.16    $   (0.82)
Cumulative effect of change in accounting principle per share                      --         --               --         0.02
                                                                            ---------   --------        ---------    ---------

Net income (loss) per common share, diluted                                 $    0.03   $  (0.90)       $    0.16    $   (0.80)
                                                                            =========   ========        =========    =========

Weighted average common shares outstanding, basic                              51,328     51,275           51,271       51,271
                                                                            =========   ========        =========    =========

Weighted average common shares outstanding, diluted                            52,318     52,697           52,326       52,687
                                                                            =========   ========        =========    =========

         The accompanying notes are an integral part of these Condensed
                       Consolidated Financial Statements.

(b)

                                iGATE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                                                             September 30,   December 31
                                                                                                  2002           2001*
                                                                                             -------------   -----------
                                                                                              (Unaudited)
                                            ASSETS

Current assets:
      Cash and cash equivalents                                                              $      56,360   $    54,438
      Investments                                                                                   26,717        16,314
      Restricted cash and investments                                                               25,020        27,430
      Accounts receivable, net                                                                      52,646        61,397
      Prepaid taxes and other assets                                                                 9,659        18,195
      Deferred income taxes                                                                          3,973         5,527
                                                                                             -------------   -----------

            Total current assets                                                                   174,375       183,301
                                                                                             -------------   -----------

Investments in unconsolidated affiliates                                                             8,650        10,513
Land, building, equipment and leasehold improvements, net                                           12,570        17,830
Intangible assets, net                                                                              33,562        30,467
                                                                                             -------------   -----------

            Total assets                                                                     $     229,157   $   242,111
                                                                                             =============   ===========

                             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Notes payable                                                                          $          --   $     5,347
      Accounts payable                                                                               8,839        10,663
      Accrued payroll and related costs                                                             22,667        24,666
      Other accrued liabilities                                                                     17,478        11,916
      Accrued income taxes                                                                           5,004          --
      Deferred revenue                                                                               4,031         5,355
                                                                                             -------------   -----------

            Total current liabilities                                                               58,019        57,947
Convertible promissory note                                                                             --        10,000
Other long-term liabilities                                                                            648         9,229
Deferred revenue                                                                                        --           939
Deferred income taxes                                                                               13,095        12,434
                                                                                             -------------   -----------

            Total liabilities                                                                       71,762        90,549
                                                                                             -------------   -----------

Minority interest                                                                                    6,168         8,186
Shareholders' equity:
      Preferred Stock, without par value
        1 share of Series A Preferred Stock held in treasury, at cost                                   --            --
      Common Stock, par value $0.01 per share:
        52,367,706 and 52,245,436 shares issued, respectively                                          525           524
      Additional paid-in capital                                                                   143,478       142,985
      Retained earnings                                                                             26,157        18,012
      Deferred compensation                                                                           (127)         (204)
      Common Stock held in treasury, at cost, 964,443 and 964,443 shares, respectively             (14,714)      (14,714)
      Accumulated other comprehensive loss                                                          (4,092)       (3,227)
                                                                                             -------------   -----------
            Total shareholders' equity                                                             151,227       143,376
                                                                                             -------------   -----------

            Total liabilities and shareholders' equity                                       $     229,157   $   242,111
                                                                                             =============   ===========

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

                                  Outstanding
                                  Common Stock
                               ------------------                                                                 Accumulated
                                                   Series A    Additional                                            Other
                                             Par   Preferred    Paid in     Retained     Deferred     Treasury   Comprehensive
                                 Shares     Value   Shares      Capital     Earnings   Compensation    Shares    Income (Loss)
                               ----------   -----  ---------   ----------   --------   ------------   --------   -------------
Balance, December 31,
   2000                        51,143,012    $522          1   $  142,706   $ 73,499    $        --   $(14,095)   $      7,955
Restricted stock award            150,000       2         --          279         --           (281)        --              --
Treasury stock
   transactions and other         (12,019)     --         --           --         --             --       (619)             --
Amortization of
   deferred compensation               --      --         --           --         --             77         --              --
Comprehensive income:
    Unrealized loss on
      investments, net of
      tax of $6.8 million              --      --         --           --         --             --         --         (10,254)
    Currency translation
      adjustment                       --      --         --           --         --             --         --            (928)
     Net loss                          --      --         --           --    (55,487)            --         --              --
                               ----------   -----  ---------   ----------   --------   ------------   --------   -------------

Balance, December 31,
   2001                        51,280,993     524          1      142,985     18,012           (204)   (14,714)         (3,227)
Exercise of stock options,
   includes effect of tax
   benefit recognized             122,270       1         --          493         --             --         --              --
Treasury stock transactions            --      --         (1)          --         --             --         --              --
Amortization of deferred
   compensation                        --      --         --           --         --             77         --              --
Comprehensive income:
    Unrealized loss on
      investments, net of
      tax of $0.6 million              --      --         --           --         --             --         --            (968)
    Currency translation
      adjustment                       --      --         --           --         --             --         --             103
    Net income                         --      --         --           --      8,145             --         --              --
                               ----------   -----  ---------   ----------   --------   ------------   --------   -------------
Balance, September 30,
2002                           51,403,263    $525         --   $  143,478   $ 26,157    $      (127)  $(14,714)   $     (4,092)
                               ==========   =====  =========   ==========   ========   ============   ========   =============

                                     Total
                                 Shareholder's   Comprehensive
                                     Equity      Income (Loss)
                                 -------------   -------------
Balance, December 31,
   2000                           $    210,587
Restricted stock award                      --
Treasury stock
   transactions and other                 (619)
Amortization of
   deferred compensation                    77
Comprehensive income:
    Unrealized loss on
      investments, net of
      tax of $6.8 million              (10,254)   $    (10,254)
    Currency translation
      adjustment                          (928)           (928)
     Net loss                          (55,487)        (55,487)
                                 -------------   -------------
                                                       (66,669)
Balance, December 31,
   2001                                143,376
Exercise of stock options,
   includes effect of tax
   benefit recognized                      494
Treasury stock transactions                 --
Amortization of deferred
   compensation                             77
Comprehensive income:
    Unrealized loss on
      investments, net of
      tax of $0.6 million                 (968)           (968)
    Currency translation
      adjustment                           103             103
    Net income                           8,145           8,145
                                 -------------   -------------
Balance, September 30,
2002                              $    151,227    $      7,280
                                 =============   =============

   The accompanying notes are an integral part of these Condensed Consolidated
                             Financial Statements.

 (d)
                                iGATE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                                ------------------------
                                                                                  2002            2001
                                                                                --------        --------
Cash Flows From Operating Activities:
Operations:
Net income                                                                      $  8,145        $(41,089)

Adjustments to reconcile net income to cash provided by operations:
      Depreciation and amortization                                                5,096           9,619
      Net gain on deconsolidation of itiliti, net of cash                         (7,086)             --
      Gain on sale of stock of unconsolidated affiliates                              --         (13,058)
      Loss on impairment of property and equipment                                    --           3,168
      Loss on impairment of goodwill                                                  --          36,803
      Allowance for uncollectible accounts                                          (180)             --
      Deferred income taxes, net                                                   2,861          (1,465)
      Loss (income) on venture investments and affiliated companies                  215            (823)
      Equity in losses of affiliated companies                                        --           7,977
      Minority interest                                                              385             754
      Deferred revenue                                                              (561)          2,069
      Amortization of deferred compensation                                           77              52
      Amortization of bond premium                                                 1,222              --
      Lease cost associated with termination                                          --           1,270
Working capital items:
      Accounts receivable and unbilled receivables                                 8,747          38,891
      Prepaid and other assets                                                     8,267          16,408
      Accounts payable                                                            (1,312)         (4,464)
      Accrued and other current liabilities                                          644           3,247
                                                                                --------        --------

            Net cash flows provided by operating activities                       26,520          59,359
                                                                                --------        --------

Cash Flows From Investing Activities:
Additions to equipment and leasehold improvements, net                            (1,056)         (6,986)
(Purchases) sales of investments                                                  (7,993)          3,253
Acquisition of minority units                                                       (850)             --
Contingent consideration                                                          (4,879)         (9,735)
Proceeds from sale of investment in unconsolidated affiliate                          35          18,376
Investments in unconsolidated affiliates                                              --          (1,206)
                                                                                --------        --------

            Net cash flows (used in) provided by investing activities            (14,743)          3,702
                                                                                --------        --------

Cash Flows From Financing Activities:
Payments on credit facilities                                                         --         (44,695)
Proceeds from issuance of subsidiary financing and warrants                           --           5,000
Payments on long-term debt                                                       (10,000)             --
Net proceeds from exercise of stock options                                          493              --
                                                                                --------        --------

            Net cash flows used in financing activities                           (9,507)        (39,695)
                                                                                --------        --------

Effect of currency translation                                                      (348)           (979)
                                                                                --------        --------

Net change in cash and cash equivalents                                            1,922          22,387
Cash and cash equivalents, beginning of period                                    54,438          22,773
                                                                                --------        --------

Cash and cash equivalents, end of period                                        $ 56,360        $ 45,160
                                                                                ========        ========

   The accompanying notes are an integral part of these Condensed Consolidated
                             Financial Statements.

 (e)  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

      The Unaudited Condensed Consolidated Financial Statements included herein have been prepared by iGate Corporation (the "Company") in accordance with generally accepted accounting principles for interim financial information and
Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, the accompanying Unaudited Condensed Consolidated Financial Statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying Unaudited Condensed Consolidated Financial Statements as of and for the three and nine month periods ended September 30, 2002 should be read in conjunction with the Company's Consolidated Financial Statements (and notes thereto) included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2001. In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of the accompanying Unaudited Condensed Consolidated Financial Statements have been included, and all adjustments unless otherwise discussed in the Notes to the Unaudited Condensed Consolidated Financial Statements are of a normal and recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

      On January 1, 2002, the Company adopted the provisions of EITF Issue No, 01-14 "Income statement characterization of reimbursements" ("EITF No. 01-14"). The Company was required to reclassify prior periods in order for them to conform to current year reporting requirements under EITF No. 01-14.

      Certain reclassifications have been made to the Unaudited Condensed Consolidated Financial Statements for the three and nine month periods ended September 30, 2001 to conform with the current period presentation. Due to new reporting requirements which became effective on January 1, 2002, we now account for billable expenses as a component of both revenue and direct costs. In prior reporting periods, billable expenses were accounted for as reduction of direct costs to arrive at gross margin. All prior reporting periods have been reclassified to reflect these new reporting requirements.

      The following table represents the impact on revenue and cost of revenue for the adoption of EITF No. 01-14:

                                           Three Months Ended           Nine Months Ended
                                              September 30,               September 30,
                                         ---------------------        ---------------------
                                           2002         2001            2002         2001
                                         --------     --------        --------     --------
Revenue--as reported                     $ 72,122     $ 97,885        $223,080     $327,757
Adjustments                                    --        1,831              --        7,424
                                         --------     --------        --------     --------

Revenue--adjusted                          72,122       99,716         223,080      335,181
                                         ========     ========        ========     ========


Cost of revenue--as reported               49,285       63,822         150,534      209,703
Adjustment                                     --        1,831              --        7,424
                                         --------     --------        --------     --------

Cost of revenue--adjusted                $ 49,285     $ 65,653        $150,534     $217,127
                                         ========     ========        ========     ========

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


      The Company uses foreign exchange contracts to reduce its foreign exchange exposure on certain intercompany debt. Through May 2001, the Company held warrants to purchase common stock in a publicly traded company. As of January 1, 2001, the adoption of SFAS 133 resulted in the recording of $1.5 million of current assets, and a gain of $0.9 million, net of tax, for the cumulative effect of the change in accounting principle. Based on declining market values in these warrants during the three months ending March 31, 2001, the derivative amount recorded had virtually no value at March 31, 2001 and was accordingly removed through the other expense line item on the Condensed Consolidated Statement of Operations. For the nine months ending September 30, 2002, the only qualifying derivative instrument was a foreign exchange contract on the Company's Canadian intercompany debt. The value of this derivative instrument was not material to the Condensed Consolidated Statement of Operations or the Condensed Consolidated Balance Sheet. The foreign exchange contract has a notional amount of $6.0 million Canadian dollars at 1.5759 (U.S. $3.8 million) and a maturity date of December 31, 2002.


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


      During the first quarter of fiscal 2002, the Company completed the review and valuation of its goodwill and determined that there was no need to record any impairment charges in connection with the adoption of SFAS 142.


      The following table presents the impact of SFAS 142 on net income and net income per share had the standard been in effect for the three and nine month periods ended September 30, 2002 and 2001:

                                                                                      Three Months Ended        Nine Months Ended
                                                                                        September 30,             September 30,
                                                                                     --------------------     ---------------------
                                                                                       2002        2001         2002         2001
                                                                                     --------    --------     ---------   ---------
Net income (loss) before cumulative effect--as reported                              $  1,341    $(45,963)    $   8,145   $ (41,976)
Adjustments:
Amortization of goodwill                                                                   --       2,468            --       7,377
                                                                                     --------    --------     ---------    --------

Net income (loss) before cumulative effect--adjusted                                    1,341     (43,495)        8,145     (34,599)
                                                                                     --------    --------     ---------    --------

Cumulative effect of change in accounting principle, net of tax of $592                    --          --            --         887
                                                                                     --------    --------     ---------    --------

Net income (loss)--adjusted                                                          $  1,341    $(43,495)    $   8,145    $(33,712)
                                                                                     --------    --------     ---------    --------

Basic and Dilutive Net Income Per Share before cumulative effect--adjusted           $   0.03    $  (0.85)    $    0.16    $  (0.68)
                                                                                     --------    --------     ---------    --------
Basic and Dilutive Per Share cumulative effect of change in accounting
   principle                                                                               --          --            --        0.02
                                                                                     --------    --------     ---------    --------
Basic and Dilutive Net Income Per Share--adjusted                                    $   0.03    $  (0.85)    $    0.16    $  (0.66)
                                                                                     ========    ========     =========    ========

      The following tables present the reconciliation of changes in carrying value of intangible assets for the three and nine month periods ended September 30, 2002 (in thousands):


                                                                      Three Months Ended September 30, 2002
                                                      -------------------------------------------------------------------
                                                       Enterprise                    Offshore    iGate
                                                      Applications   IT Staffing   Outsourcing  Corporate    Consolidated
                                                      ------------   -----------   -----------  ---------    ------------
Goodwill, beginning of period                          $ 10,277        $ 21,611       $  --        $ --        $ 31,888
Contingent consideration(1)                                  --           1,844          --          --           1,844
Foreign currency translation effect                          --            (233)         --          --            (233)
                                                       --------        --------       -----        ----        --------

Goodwill, end of period                                  10,277          23,222          --          --          33,499
                                                       ========        ========       =====        ====        ========

Identifiable Intangibles, beginning of period                --             133          --          --             133
Less: Amortization(2)                                        --             (70)         --          --             (70)
                                                       --------        --------       -----        ----        --------

Identifiable Intangibles, end of period                      --              63          --          --              63
                                                       ========        ========       =====        ====        ========

Total Intangible Assets                                $ 10,277        $ 23,285       $  --        $ --        $ 33,562
                                                       ========        ========       =====        ====        ========

                                                                         Nine Months Ended September 30, 2002
                                                        ---------------------------------------------------------------------
                                                         Enterprise                      Offshore       iGate
                                                        Applications    IT Staffing   Outsourcing    Corporate   Consolidated
                                                        ------------    -----------   -----------    ---------   ------------
Goodwill, beginning of period                             $ 10,334        $ 18,491        $  --       $1,222       $ 30,047
Deconsolidation and acquisition                                (57)           (528)          --       (1,222)        (1,807)
Contingent consideration(3)                                     --           4,879           --           --          4,879
Foreign currency translation effect                             --             380           --           --            380
                                                          --------        --------        -----       ------       --------

Goodwill, end of period                                     10,277          23,222           --           --         33,499
                                                          ========        ========        =====       ======       ========

Identifiable Intangibles, beginning of period                   --             420           --           --            420
Less: Amortization(2)                                           --            (357)          --           --           (357)
                                                          --------        --------        -----       ------       --------

Identifiable Intangibles, end of period                         --              63           --           --             63
                                                          ========        ========        =====       ======       ========
Total Intangible Assets                                   $ 10,277        $ 23,285        $  --       $   --       $ 33,562
                                                          ========        ========        =====       ======       ========

-----------
(1) Contingent consideration was paid in July 2002 and relates to a prior acquisition.
(2) The intangible assets relate to the acquisition of customer contracts and is being amortized over the remaining estimated life of the contractual relationship. The amount is expected to be fully amortized by December 31, 2002.
(3) Contingent consideration was paid in April and July 2002 and relates to prior acquisitions.


3.  Comprehensive income

     Comprehensive income for the three and nine months ended September 30, 2002 and 2001 is as follows:

                                                                      Three Months Ended            Nine Months Ended
                                                                         September 30,                September 30,
                                                                     ----------------------      -----------------------
                                                                       2002         2001           2002           2001
                                                                     ---------    ---------      --------      ---------
Net income (loss)                                                    $  1,341     $(45,963)      $  8,145      $(41,089)
Unrealized loss on investments, net of tax                               (297)        (504)          (968)      (14,256)
Currency translation adjustment                                           580           29            103          (979)
                                                                     --------     --------       --------      --------

Comprehensive income (loss)                                          $  1,624     $(46,438)      $  7,280      $(56,324)
                                                                     ========     ========       ========      ========

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

     The Company accounts for investments in businesses in which it owns between 20% and 50% voting interest of equity or otherwise acquires management influence using the equity method of accounting as prescribed by Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." Investments in which the Company owns less than a 20% voting interest, or in which the Company does not have significant influence are accounted for using the cost method of accounting, or, if publicly traded, as available-for-sale securities. The Company's proportionate share of investment income or loss in affiliates accounted for under the equity method is recorded as part of equity in losses of affiliated companies on the Condensed Consolidated Statement of Operations.

     There were no dividends declared for any of the three or nine month periods ended September 30, 2002 and 2001.

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

     In the nine months ended September 30, 2001, the Company sold 1,370,000 shares of Red Hat Common Stock for an aggregate of $5.3 million, net of fees. The Company recorded losses totaling $3.6 million pursuant to the transactions.

    Investments

     The Company had short-term investments consisting of commercial paper, money market funds and corporate bonds that totaled $26.7 million and $16.3 million at September 30, 2002 and December 31, 2001, respectively. These funds are to be used for the Company's majority owned subsidiary Mascot Systems Ltd. due to Indian governmental restrictions.

     In addition, the Company had restricted investments consisting of money market funds, that totaled $25.0 million and $27.4 million at September 30, 2002 and December 31, 2001, respectively. The restrictions are related to the new PNC Credit Facility which require that the Company pledge $25.0 million and upfront funding for employee medical benefits in the amount of $0.1 million at September 30, 2002 and $2.4 million at December 31, 2001.

5.  Gain on Deconsolidation of itiliti

     On March 15, 2002, through the combination of a sale of new shares by itiliti to strategic investors and conversion of its bridge loan financing vehicle to voting equity securities, the Company's ownership interest in itiliti was reduced from 90% to 49%. Subsequent to the transaction date, the Company accounted for its interest in itiliti under the equity method of accounting due to its lack of a controlling interest in itiliti. In addition, the Company will have no future obligation to fund additional operating or financing requirements of itiliti. During the three month period ended March 31, 2002, the Company recorded a gain on deconsolidation of $7.1 million and pretax losses for the period January 1, 2002 through the date of deconsolidation in the amount of $2.2 million. The after tax impact for the three months ended March 31, 2002 of the deconsolidation gain, net of losses was approximately $3.0 million. During the three and nine months ended September 30, 2001 and year ended December 31, 2001, the Company recorded after tax losses for itiliti of $1.0 million, $3.2 million and $5.0 million, respectively.

6.  Restructuring and Merger Charges

     In the third and fourth quarters of 2001, the continued economic downturn caused the Company to do an extensive review of its operations and certain overhead costs associated with each reportable segment. In August and December of 2001, respectively, the Company's Board of Directors approved separate restructuring plans.

     The components of the restructuring charges, merger and the restructuring accrual at September 30, 2002 are as follows:

                                                               Accrued                                      Accrued
                                                             December 31       Foreign         Cash      September 30,
                                                                 2001       Exchange Gain  Expenditures      2002
                                                             -----------    -------------  ------------  -------------
                                                                              (Dollars in thousands)
Severance, executive bonus and related items                  $    3,587      $       6     $   (859)      $  2,734
Lease costs of office closure                                      2,826              6         (946)         1,886
                                                              ----------      ---------     --------       --------

Total                                                         $    6,413      $      12     $ (1,805)      $  4,620
                                                              ==========      =========     ========       ========

     As part of the Company's restructuring plans implemented and approved during 2001, the Company recorded severance and related charges totaling $4.1 million. The Company reduced headcount by a total of 136 employees. These employees ranged from executive level through administrative assistants and affected eJiva, Symphoni, Red Brigade, Mastech Quantum and iGate. The costs associated with the severance will be paid by the fiscal year end 2003. Costs associated with the executive bonus will be paid by October 1, 2004. Lease costs associated with office closure will extend through 2006 due to the lease terms.

7.  Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                                Three Months Ended       Nine Months Ended
                                                                                   September 30,            September 30,
                                                                              ----------------------   ---------------------
                                                                                 2002         2001        2002        2001
                                                                              ----------   ---------   ---------   ---------
Basic earnings per share:
      Income (loss) before cumulative change in accounting principle
                                                                              $    1,341   $ (45,963)   $  8,145   $ (41,976)
      Cumulative effect of change in accounting principle                             --          --          --         887
                                                                              ----------   ---------    --------   ---------

      Net income (loss)
                                                                              $    1,341   $ (45,963)   $  8,145   $ (41,089)
                                                                              ==========   =========    ========   =========
Divided by:
      Weighted average common shares                                              51,328      51,275      51,271      51,271
                                                                              ----------   ---------    --------   ---------

      Basic earnings per share                                                $     0.03   $   (0.90)   $   0.16   $   (0.80)
                                                                              ==========   =========    ========   =========

Diluted earnings per share:
      Income (loss) before cumulative change in accounting principle
                                                                              $    1,341   $ (45,963)   $  8,145   $ (41,976)
      Cumulative effect of change in accounting principle                             --          --          --         887
                                                                              ----------   ---------    --------   ---------

      Net income (loss)                                                            1,341     (45,963)      8,145     (41,089)
      Convertible debt expense, net of tax(1)                                         53         188         242         568
                                                                              ----------   ---------    --------   ---------

      Adjusted net income (loss)                                              $    1,394   $ (45,775)   $  8,387   $ (40,521)
                                                                              ==========   =========    ========   =========

Divided by the sum of:
      Weighted average common shares                                              51,328      51,275      51,271      51,271
      Dilutive effect of restricted and common stock equivalents                     349          35         379          29
      Dilutive effect of convertible securities(2)                                   641       1,387         676       1,387
                                                                              ----------   ---------    --------   ---------

      Diluted average common shares                                               52,318      52,697      52,326      52,687
                                                                              ----------   ---------    --------   ---------

Diluted earnings per share                                                    $     0.03   $   (0.90)   $   0.16   $   (0.80)
                                                                              ==========   =========    ========   =========

------------
(1) Convertible debt expense relates to a Convertible Debenture Agreement with GE Capital Equity Investments, Inc. ("GE Capital). On September 23, 2002, the Company paid the remaining portion of the outstanding debt to GE Capital.

(2) The dilutive effect of convertible securities related to the debt have been weighted for the period that the debt was outstanding for the most recent quarter ended September 30, 2002.

      The number of outstanding options to purchase common shares for which the option exercise prices exceeded the average market price of the common shares aggregated 1,926 and 3,314 for the three month periods and 1,911 and 3,689 for the nine month periods ended September 30, 2002 and 2001, respectively. These options were excluded from the computation of diluted earnings per share under the treasury stock method.

8.  Segment Information

      In accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," management has reevaluated the way the Company is being managed, beginning in the first quarter of 2002. As a result, the existing operating units of the Company were recast into four reportable operating segments, which have been defined by management based primarily on the scope of services offered by each segment. Accordingly, the segment information for the three and nine months ended September 30, 2001, have been restated for comparative purposes.

     In January 2002, the Company re-examined its financial reporting structure, how it segments its operating businesses and how it categorizes its service offerings. As a result of its review, it has decided to segment its business according to its service offerings. Its decision was based upon the following factors: (1) to provide the readers of its financial statements, a much simpler view of its business; (2) with the deconsolidation of itiliti and the cessation of operations of MobileHelix, its service offerings became substantially services and easier to define and segment by service offering; and (3) it believes that its segment reporting approach best represents senior management's analysis of operating results into the foreseeable future. The composition of segments and measure of segment profitability is consistent with that used by the Company's management.

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

     Currently, we have ODCs in Bangalore and Chennai, India. During the three and nine months ended September 30, 2002, approximately 31% and 30% of its revenues were generated using this ODC model, respectively. The revenues of our Offshore Delivery reporting segment consist entirely of Mascot.

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

     Mascot serves large and medium-sized client organizations in a wide variety of industries. Mascot is a Global Preferred Partner of General Electric Company ("GE"). During the three and nine months ended September 30, 2002, Mascot derived approximately 72% and 71%, respectively, of its revenues from its top five clients. GE accounted for approximately 56% and 54% of Mascot's revenues during the three and nine months ended September 30, 2002, respectively.

     Mascot is headquartered in Bangalore, India and has offices in the Indian city of Chennai. Mascot's U.S. headquarters is in Pittsburgh, Pennsylvania. Mascot also has offices in Singapore, Belgium, the Netherlands, United Kingdom, Germany, Japan and Sweden. Mascot has over 1,640 employees worldwide.

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

     Typically, the service offerings within the segment are designed for large and medium-sized client organizations in a wide variety of industries. During the three and nine months ended September 30, 2002, the EA segment derived approximately 37% and 36%, respectively, of its revenues from its top five clients. Philip Morris Companies, Inc. and GE accounted for approximately 16% and 9%, respectively, of EA segment revenues during the quarter and 15% and 9%, respectively, for the nine months ended September 30, 2002.

     eJiva is headquartered in Pittsburgh, Pennsylvania, and maintains offices in Pleasanton, California; and Worthington, Ohio, and has more than 320 employees. RedBrigade is headquartered in Bracknell, England, and has offices in Ireland, Scotland, and South Africa and has more than 230 employees.

  IT Staffing

     The IT Staffing ("Staffing") segment consists of our wholly owned subsidiaries Mastech Emplifi, Inc., ("MEI"), Chen & McGinley, Inc. ("CMI"), Symphoni, LLC ("Symphoni"), Global Financial Services of Nevada, Inc. ("GFS"), Direct Resources (Scotland) Ltd. ("Direct Resources"), Mastech Application Services, Inc. ("MAS"), Mastech Emplifi Ltd., ("MEL") and Mastech Asia Pacific Pty. Ltd. ("MAP"). These entities provide a variety of client managed and supervised IT staffing service offerings including custom application development and design services and package implementation and application support services. Staffing provides these services to large and medium-sized client organizations. Its capabilities include client directed software design and customization; web-focused strategic consulting; domain expertise in a variety of industries; and enterprise application integration services. In addition, Staffing also offers training as a service to its customers.

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

     The segment serves a wide variety of industries. During both the three and nine months ended September 30, 2002, Staffing's top five clients accounted for approximately 18% of its revenues. For the three and nine months ended September 30, 2002, the segment did not have a client that accounted for more than 10% of revenues.

     The Staffing segment has U.S. offices in Pittsburgh, Pennsylvania; San Francisco, California; Dallas, Texas; Raleigh, North Carolina; New York, New York; Boston, Massachusetts and Minneapolis, Minnesota. The Staffing segment has international offices located in Edinburgh, Scotland; Mississauga, Canada; and Canberra, Melbourne, Sydney, and Brisbane, Australia. The Staffing segment has more than 1,680 employees.

  iGate Corporate

     We have also recast our iGate Corporate ("iGate") segment. Historically, the iGate segment was a non-revenue producing segment that captured corporate costs, joint ventures and other strategic investment activity and other unallocated charges.

     Our recast iGate segment will report operating results of itiliti, MobileHelix and jobcurry, Inc. In March 2002, we deconsolidated itiliti and closed operations of MobileHelix. There were no operating losses recorded for either of these entities in the quarter ended September 30, 2002. jobcurry, Inc. continues to provide recruiting and placement services for iGate and outside customers. jobcurry, Inc. is excluded from the above segments due largely to its dissimilar service offerings and certain economic characteristics. iGate Corporate is headquartered in Pittsburgh, Pennsylvania. jobcurry is located in Pune, India. iGate Corporate has more than 70 employees.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates segment performance based upon profit or loss from operations. The Company does not allocate income taxes, other income or expense and non-recurring charges to segments. In addition, the Company accounts for inter-segment revenues and transfers at current market prices. All inter-segment revenues have been eliminated in the following tables.

                                            Three Months Ended September 30, 2002 (Dollars in thousands)
                                          ---------------------------------------------------------------
                                             Offshore     Enterprise        IT        iGate
                                           Outsourcing   Applications    Staffing   Corporate     Total
                                           -----------   ------------   ---------   ---------    -------
External revenues                         $     18,648   $    15,167   $   38,252   $      55   $  72,122
Cost of revenues                                11,699         9,472       28,099          15      49,285
                                          ------------   -----------   ----------   ---------   ---------

Gross profit                                     6,949         5,695       10,153          40      22,837
Operating expenses                               5,939         6,129        6,240       2,259      20,567
                                          ------------   -----------   ----------   ---------   ---------

Operating margin                          $      1,010   $      (434)  $    3,913      (2,219)      2,270
                                          ============   ===========   ==========
Other income, net                                                                          18          18
Minority interest                                                                         (53)        (53)
                                                                                    =========   =========

Income (loss) before income taxes                                                   $  (2,254)  $   2,235
                                                                                    =========   =========

                                                              Three Months Ended September 30, 2001 (Dollars in thousands)
                                                           ------------------------------------------------------------------

                                                            Offshore     Enterprise       IT           iGate
                                                           Outsourcing  Applications   Staffing      Corporate       Total
                                                           -----------  ------------  ----------    -----------   -----------
External revenues                                          $    23,542   $   19,770   $   56,012    $       392   $    99,716
Cost of revenues                                                13,987       11,572       39,603            491        65,653
                                                           -----------   ----------   ----------    -----------   -----------

Gross profit                                                     9,555        8,198       16,409            (99)       34,063
Special items                                                       --        1,115       41,813          1,514        44,442
Operating expenses                                               7,198        9,012       10,915          6,885        34,010
                                                           -----------   ----------   ----------    -----------   -----------

Operating margin                                           $     2,357   $   (1,929)  $  (36,319)        (8,498)      (44,389)
                                                           ===========   ==========   ==========

Other expense, net                                                                                         (205)         (205)
Minority interest                                                                                          (120)         (120)
Equity in losses of affiliated companies                                                                 (2,812)       (2,812)
Loss on sale of stock of unconsolidated affiliates                                                       (3,022)       (3,022)
                                                                                                    -----------   -----------

Loss before income taxes                                                                            $   (14,657)  $   (50,548)
                                                                                                    ===========   ===========

                                                               Nine Months Ended September 30, 2002 (Dollars in thousands)
                                                           ------------------------------------------------------------------

                                                            Offshore     Enterprise       IT           iGate
                                                           Outsourcing  Applications   Staffing      Corporate       Total
                                                           -----------  ------------  ----------    -----------   -----------
External revenues                                          $    55,138   $   49,214   $  118,228    $       500   $   223,080
Cost of revenues                                                34,409       29,426       86,167            532       150,534
                                                           -----------   ----------   ----------    -----------   -----------

Gross profit                                                    20,729       19,788       32,061            (32)       72,546
Operating expenses                                              17,925       18,405       21,966          8,168        66,464
                                                           -----------   ----------   ----------    -----------   -----------

Operating margin                                           $     2,804   $    1,383   $   10,095         (8,200)        6,082
                                                           ===========   ==========   ==========

Other income, net                                                                                         1,007         1,007
Minority interest                                                                                          (385)         (385)
Gain on deconsolidation of subsidiary                                                                     7,086         7,086
Loss on venture investments
                                                                                                           (215)         (215)
                                                                                                    -----------   -----------

Income (loss) before income taxes                                                                   $      (707)  $    13,575
                                                                                                    ===========   ===========


                                                               Nine Months Ended September 30, 2001 (Dollars in thousands)
                                                           ------------------------------------------------------------------

                                                            Offshore     Enterprise        IT          iGate
                                                           Outsourcing  Applications    Staffing     Corporate       Total
                                                           -----------  ------------  -----------   ------------- -----------
External revenues                                          $    68,966   $   74,756   $   190,009   $     1,450   $   335,181
Cost of revenues                                                41,391       41,145       133,003         1,588       217,127
                                                           -----------   ----------   -----------   -----------   -----------

Gross profit                                                    27,575       33,611        57,006          (138)      118,054
Special items                                                       --        1,115        41,813         1,514        44,442
Operating expenses                                              19,954       34,817        40,923        24,777       120,471
                                                           -----------   ----------   -----------   -----------   -----------

Operating margin                                           $     7,621   $   (2,321)  $   (25,730)      (26,429)      (46,859)
                                                           ===========   ==========   ===========

Other expense, net
                                                                                                         (2,196)       (2,196)
Minority interest
                                                                                                           (754)         (754)
Equity in losses of affiliated companies                                                                 (7,977)       (7,977)
Gain on venture investments                                                                                 823           823
Gain on sale of stock of unconsolidated affiliates                                                       13,058        13,058
                                                                                                    -----------   -----------

Loss before income taxes                                                                            $   (23,475)  $   (43,905)
                                                                                                    ===========   ===========


     Assets by segment were as follows:

                                                                        September 30,    December 31,
                                                                            2001             2002
                                                                        -------------    ------------
                                                                            (Dollars in thousands)
Offshore Outsourcing                                                      $ 64,843           $ 60,091
Enterprise Applications                                                     25,806             23,585
IT Staffing                                                                 40,013             43,603
iGate Corporate(1)                                                          98,495            114,832
                                                                        ----------       ------------

      Total assets                                                        $229,157           $242,111
                                                                        ==========       ============

     Revenue and assets by geographic area consisted of the following:

                                                  Three Months Ended            Nine Months Ended
                                                     September 30,                September 30,
                                               -------------------------    -------------------------
                                                2002               2001       2002             2001
                                               -------           -------    --------         --------
                                                 (Dollars in thousands)       Dollars in thousands)
Revenues:
United States                                  $41,303           $66,280    $132,503         $235,406
Canada                                           5,250             5,469      15,485           17,539
Europe and Africa                                6,175             8,428      19,418           25,265
Pacific Rim(2)                                  19,394            19,539      55,674           56,971
                                               -------           -------    --------         --------

      Total revenues                           $72,122           $99,716    $223,080         $335,181
                                               =======           =======    ========         ========

                                                                        September 30,    December 31,
                                                                             2002            2001
                                                                        -------------    ------------
                                                                           (Dollars in thousands)
Assets:
United States(1)                                                            $153,764         $172,157
Canada                                                                         5,301            6,039
Europe and Africa                                                              7,593            7,976
Pacific Rim(2)                                                                62,499           55,939
                                                                        ------------     ------------

      Total assets                                                          $229,157         $242,111
                                                                        ============     ============

--------------
(1)  Substantially all goodwill is recorded at the iGate Corporate Level. See
     Note 2 for segment breakout.
(2)  Revenues and assets of Mascot's U.S. branch are included in the United
     States.

     The Company had one customer in each of the quarters ended September 30, 2002, and 2001, that represented approximately 16% and 15% of consolidated external revenues, respectively.

     The Company had one customer in the nine month periods ended September 30, 2002 and 2001 that accounted for 16% and 14% of consolidated external revenues, respectively.

     The Company closely monitors the credit risks associated with this customer and has never experienced significant losses.

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

 Business Developments

      2001 was a difficult year for the entire IT industry. Demand for our services declined as a result of the general economic slowdown, which caused a reduction in capital spending and a decrease in the number of new software projects initiated by our customers. During the past year, in response to the general economic slowdown and the conditions in our industry, we performed extensive examinations of our operations within each of our reportable segments. Based upon our review, we restructured certain of our operating segments, merged two of our companies and performed an assessment of the carrying values of our intangible assets. These reviews caused us to record restructuring charges in the amount of $9.8 million, as well as goodwill impairment charges in the amount of $37.3 million for the year ended December 31, 2001. A description of our restructuring is set forth in Note 4 to the Consolidated Financial Statements set forth on pages 43-50 of the Annual Report on Form 10-K for the year ended December 31, 2001.

      During the nine months ended September 30, 2002, our revenues continued to decline, due to many of the same factors that affected us in 2001. These declines in revenues caused us to look for ways to be more profitable, cut costs and increase cash flow, which are discussed below.

      On March 15, 2002, through the combination of a sale of new shares by itiliti to strategic investors and conversion of its bridge loan financing vehicle to voting equity securities, the Company's ownership interest in itiliti was reduced from 90% to 49%. Subsequent to the transaction date, the Company accounted for its interest in itiliti under the equity method of accounting due to its lack of a controlling interest in itiliti. In addition, the Company will have no future obligation to fund additional operating or financing requirements of itiliti. During the three months ended March 31, 2002, the Company recorded a gain on deconsolidation of $7.1 million and pretax losses for the period January 1, 2002 through the date of deconsolidation in the amount of $2.2 million. The after tax impact for the three and nine months ended June 30, 2002 of the deconsolidation gain, net of losses was approximately $3.0 million. During the three and nine months ended September 30, 2001 and year ended December 31, 2001, the Company recorded after tax losses for itiliti of $1.0 million, $3.2 million and $5.0 million, respectively.

      On August 12, 2002, itiliti sold its assets and liabilities to Peopleclick for approximately 3% of Peopleclick's outstanding common stock plus $50,000 in cash. We had $0 basis in itiliti at the time of sale to Peopleclick, and have assigned $0 basis in our Peopleclick stock, due to lack of marketability and liquidation preferences of its preferred shareholders.

      In March 2002, we made the decision to close MobileHelix, Inc. ("MobileHelix") and cease its operations effective immediately. We recognized no loss related to the closing of MobileHelix.

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

      Currently, we have ODCs in Bangalore and Chennai, India. During the three and nine months ended September 30, 2002, approximately 31% and 30% of its revenues were generated using this ODC model, respectively. The revenues of our Offshore Delivery reporting segment consist entirely of Mascot.

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

      Mascot serves large and medium-sized client organizations in a wide variety of industries. Mascot is a Global Preferred Partner of General Electric Company ("GE"). During the three and nine months ended September 30, 2002, Mascot derived approximately 72% and 71% of its revenues from its top five clients, respectively. GE accounted for approximately 56% and 54% of Mascot's revenues during the three and nine months ended September 30, 2002, respectively.

      Mascot is headquartered in Bangalore, India and has offices in the Indian city of Chennai, Mascot's U.S. headquarters is in Pittsburgh, Pennsylvania. Mascot also has offices in Singapore, Belgium, the Netherlands, United Kingdom, Japan, Germany and Sweden. Mascot has over 1,640 employees worldwide.

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

      Typically, the services offering within the segment are designed for large and medium-sized client organizations in a wide variety of industries. During the three and nine months ended September 30, 2002, the EA segment derived approximately 37% and 36%, respectively, of its revenues from its top five clients. Philip Morris Companies, Inc. and GE accounted for approximately 16% and 9%, respectively, of EA segment revenues during the quarter and 15% and 9%, respectively, in the nine months ended September 30, 2002, respectively.

      eJiva is headquartered in Pittsburgh, Pennsylvania, and maintains offices in; Pleasanton, California; and Worthington, Ohio, and has more than 320 employees. RedBrigade is headquartered in Bracknell, England, and has offices in Ireland, Scotland, and South Africa and has more than 230 employees.

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

      The segment serves a wide variety of industries. During both the three and nine months ended September 30, 2002, Staffing's top five clients accounted for approximately 18% of its revenues. For the three and nine months ended September 30, 2002, the segment did not have a client that accounted for more than 10% of revenues.

      The Staffing segment has U.S. offices in Pittsburgh, Pennsylvania, San Francisco, California; Dallas, Texas; Raleigh, North Carolina; New York, New York; Boston, Massachusetts and Minneapolis, Minnesota. The Staffing segment has international offices located in Edinburgh, Scotland, Mississauga, Canada; and Canberra, Melbourne, Sydney, and Brisbane, Australia. The Staffing segment has more than 1,680 employees.

   iGate Corporate

      We have also recast our iGate Corporate ("iGate Corporate") segment. Historically, the iGate segment was a non-revenue producing segment that captured corporate costs, joint venture and other strategic investment activity and other unallocated charges.

      Our recast iGate Corporate segment will report operating results of itiliti, MobileHelix and jobcurry, Inc. In March 2002, we deconsolidated itiliti, and closed operations of MobileHelix. There were no operating losses recorded for either of these entities in the quarter ended September 30, 2002. jobcurry, Inc. continues to provide recruiting and placement services for iGate Corporate and outside customers. jobcurry, Inc. is excluded from the above segments due largely to its dissimilar service offerings and certain economic characteristics.

Results of Operations of Our Operating Segments: Offshore Outsourcing, Enterprise Applications, and IT Staffing for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001.

      Due to new reporting requirements, which became effective on January 1, 2002, we now account for billable expenses as a component of both revenue and direct costs. In prior reporting periods, billable expenses were accounted for as a reduction of direct costs to arrive at gross margin. All prior reporting periods have been restated to reflect these new reporting requirements.

      Revenues for our Offshore Outsourcing segment were $18.6 million at September 30, 2002, a decrease of $4.9 million or 20.8% as compared to $23.5 million for the comparable quarter ended September 30, 2001. Billable expenses for this segment approximated 0.2% and 0.1% as a percentage of revenue for the quarters ended September 30, 2002 and 2001, respectively. Factors contributing to the decline in revenues for the segment were continued weakness in IT spending, decreases in consultant utilization and overall billable consultant headcount. In addition, our non-GE revenues did not grow as rapidly as we initially anticipated. We have also experienced delays from clients in closing new projects due to their uncertainty in the economy. We continue to experience pricing pressures from our customers.

      The gross margin for our Offshore Outsourcing segment, including billable expenses, was 37.3% for the quarter ended September 30, 2002, as compared to 40.6% at September 30, 2001. The decrease in gross margin in this segment was attributable to a combination of pricing pressures, increases in employees related costs and benefits, and by three significant blended rate contracts, which contributed approximately 30% of our offshore segment revenues. Blended rates are rates that are fixed regardless of where the work is performed, onsite or offshore. These contracts have had a negative impact on margins due to startup costs being onsite.

      Selling, general and administrative ("S,G&A") expenses include all costs that are not directly associated with our Offshore Outsourcing segment's revenue generating consultants. S,G&A expenses include non-consultant salaries and employees benefits, costs of consultants that are not being utilized on projects (i.e. "bench costs"), recruiting and training costs, rent, depreciation and amortization, as well as communications and facilities costs. Offshore Outsourcing S,G&A costs for the quarter ended September 30, 2002 were $5.9 million or 31.8% of revenues as compared to $7.2 million or 30.6% of revenues for the quarter ended September 30, 2001. While our S,G&A costs as a percentage of revenues rose as compared to the quarter ended September 30, 2001, our absolute dollar costs decreased $1.3 million or 17.5%. This decrease was mainly due to better management of bench costs, and overhead employee headcount.

      Operating margin for the Offshore Outsourcing segment for the quarter ended September 30, 2002 was $1.0 million or 5.4% of revenues as compared to $2.4 million or 10.0% of revenues for the comparable quarter ended September 30, 2001. The decreases were attributed to a decline in overall revenue volume, an unfavorable mix of salaried consultants to subcontract labor which directly affects our gross margins, and an increase in S,G&A costs as a percentage of revenue.

      Revenues for our Enterprise Applications segment were $15.2 million at September 30, 2002, a decrease of $4.6 million or 23.3% as compared to $19.8 million for the comparable quarter ended September 30, 2001. Billable expenses for this segment approximated 6.2% and 5.3% as a percentage of revenue for the quarters ended September 30, 2002 and 2001, respectively. The decline in revenues for the segment was mainly attributable to continued weakness in IT spending, decreases in consultant utilization and overall billable consultant headcount. We have also experienced project delays from clients over the past few months due to their uncertainty in the economy. We have also experienced delays from clients in closing new projects due to their uncertainty in the economy. We continue to experience pricing pressures from our customers.

      The gross margin for our Enterprise Applications segment, including billable expenses, was 37.5% for the quarter ended September 30, 2002, as compared to 41.5% at September 30, 2001. Gross margins have declined due to pricing pressures from new and existing clients and increasing employee costs which could not be offset with increases in billing rates.

      Selling, general and administrative ("S,G&A") expenses include all costs that are not directly associated with our Enterprise Applications segment's revenue generating consultants. S,G&A expenses include non-consultant salaries and employees benefits, costs of consultants that are not being utilized on projects, recruiting and training costs, rent, depreciation and amortization, as well as communications and facilities costs. Enterprise Applications S,G&A costs for the quarter ended September 30, 2002 were $6.1 million or 40.4% of revenues as compared to $9.0 million or 45.6% of revenues for the comparable quarter ended September 30, 2001. This decrease in S,G&A costs was mainly attributable to better management of bench costs, employee headcount and other operating costs.

       In September 2001, we recorded special items in the amount of $1.1 million, due to a restructuring. These special items consisted of severance costs totaling $0.3 million and fixed asset writedowns totaling $0.8 million.

      Operating margin for the Enterprise Applications segment for the quarter ended September 30, 2002 was a loss of $0.4 million or 2.9% of revenues, as compared to a loss excluding special items, of $0.8 million or 4.1% of revenues for the comparable quarter ended September 30, 2001. The improvement in operating margin was attributed to decreases in S,G&A costs as a percentage of revenue.

      Revenues for our IT Staffing segment were $38.3 million for the quarter ended September 30, 2002, a decrease of $17.8 million or 31.7% as compared to $56.0 million for the comparable quarter ended September 30, 2001. Billable expenses for this segment approximated 1.7% and 1.3% as a percentage of revenue for the quarters ended September 30, 2002 and 2001, respectively. The decline in revenues for the segment was mainly attributable to continued weakness in IT spending, decreases in consultant utilization and overall billable consultant headcount. We continue to experience pricing pressures from our customers.

      The gross margin for our IT Staffing segment, including billable expenses, was 26.5% for the quarter ended September 30, 2002, as compared to 29.3% at September 30, 2001. The decrease in gross margin in this segment was attributable to a combination of pricing pressures, increases in employees related costs and benefits, as well as increased usage of subcontractor labor.

      Selling, general and administrative ("S,G&A") expenses include all costs that are not directly associated with our IT Staffing segment's revenue generating consultants. S,G&A expenses include non-consultant salaries and employees benefits, costs of consultants that are not being utilized on projects, recruiting and training costs, rent, depreciation and amortization, as well as communications and facilities costs. IT Staffing S,G&A costs for the quarter ended September 30, 2002 were $6.2 million or 16.3% of revenues as compared to $10.9 million or 19.5% of revenues for the quarter ended September 30, 2001. This decrease in S,G&A costs was mainly attributable to better management of bench costs, employee headcount and other operating costs.

       In September 2001, we recorded special items in the amount of $41.8 million. These special items consisted of severance costs totaling $0.5 million, fixed asset writedowns totaling $0.8 million, lease costs associated with office closures totaling $1.3 million, an executive bonus totaling $2.4 million and goodwill impairment charges totaling $36.8 million.

      Operating margins for the IT Staffing segment for the quarter ended September 30, 2002 was $3.9 million or 10.2% of revenues as compared to $5.5 million excluding special items or 9.8% of revenues for the comparable quarter ended September 30, 2001. The decrease in operating margin in absolute dollars was mainly attributed to declines in revenue volume and an unfavorable mix of salaried consultants to subcontractor labor which directly affects gross margin. Operating margin as a percentage of revenue increased due to decreases in S,G&A spending, which offset declines in volume and unfavorable labor mixes.

   iGate Corporate

      iGate Corporate segment reports operating results of itiliti, MobileHelix and jobcurry. In March 2002, we deconsolidated itiliti, and closed operations of MobileHelix. There were no operating losses recorded for either of these entities in the quarter ended September 30, 2002. jobcurry, Inc. continues to provide recruiting and placement services for iGate Corporate and outside customers. Revenues for the segment, for the quarter ended September 30, 2002, were $0.1 million, a decrease of $0.3 million or 86% from revenues of $0.4 million for the comparable quarter ended September 30, 2001, due to declines in revenues of itiliti and jobcurry. MobileHelix had no revenues for the quarter.

      Gross margins were 72.7% for the quarter ended September 30, 2002 specifically due to revenues of jobcurry. Gross margins for the quarter ended September 30, 2001, were 25.3%, as costs exceeded revenues for itiliti. MobileHelix had no direct costs for either quarter.

      iGate's segment operating expenses declined $4.6 million or 67.2% from the comparative quarter ended September 30, 2001. This decline was attributed to the closure and deconsolidation of MobileHelix and itiliti, Inc., respectively, as well as declines in headcount and other S,G&A costs.

       In September 2001, we recorded special items in the amount of $1.5 million. These special items consisted of severance costs of $0.2 million, exit costs of training activity of $0.8 million and fixed asset writedowns of $0.5 million.

      Overall declines in S,G&A on a consolidated basis are discussed above.

Other Income Components

                                                          Three Months Ended
                                                             September 30,
                                                         ---------------------
                                                          2002          2001
                                                         ------      ---------
Other income (expense), net                               $ 18        $  (205)
Minority interest                                          (53)          (120)
Equity in losses of affiliated companies                    --         (2,812)
Loss on sale of stock of unconsolidated affiliates          --         (3,022)
                                                         -----       --------

Other income (expense), net                               $(35)       $(6,159)
                                                         =====       ========

      Components of other income (expense), net for the quarter ended September 30, 2002, include interest income and expense, foreign currency translations on intercompany debt and the writedown of Speechworks warrants in accordance with SFAS No. 133. The Speechworks warrants were either written down to a $0 value or were converted to common stock during 2001. Other income (expense), net for the quarter ended September 30, 2002 was less than $0.1 million and consisted of interest income on cash and cash equivalents of $0.9 million, offset by unfavorable foreign currency translation of $0.5 million and by interest expenses of $0.4 million. Other income (expense), net for the quarter ended September 30, 2001 consisted of interest income on cash and cash equivalents of $0.8 million offset by interest expense of $0.6 million.

      Minority interest reflects the share of the net income or loss of our majority-owned operating subsidiaries attributable to the minority owners. Minority interest amounted to expense of $0.1 million for the third quarter of 2002 and 2001. The minority interest expense in 2002 was the minority share of the net income of Mascot. The minority interest expense in 2001 consisted of the minority share of the net income of Mascot and IRG, net of the minority share of the net loss of Symphoni and itiliti.

      We had no joint venture or equity investment activity in 2002. Equity in losses of affiliated companies consists of our share of the net gains of our iProcess joint venture and losses of our equity investments in Air2Web and VCampus. We sold our share of iProcess on June 20, 2001 and recognized a gain of $1.9 million related to the sale. Equity in losses of affiliated companies for the third quarter of 2001 totaled $2.8 million.

      The loss on sale of stock of unconsolidated affiliate in the third quarter of 2001 consisted of a $3.0 million loss on the sale of shares of Red Hat Common Stock that we received with the sale of PTI.

      Our income tax provision was $0.9 million at an effective tax rate of 40% for the quarter ended September 30, 2002. The significant items comprising our effective tax rate include the benefits derived from our Indian tax holiday. Our tax benefit in 2001 was $4.6 million at an effective rate of 9.1% and significant items comprising our effective rate include the write-off of impaired goodwill that is not recognized for tax purposes, non-deductible goodwill amortization and equity losses, which are offset by a tax holiday in India related to our Mascot subsidiary.

Results of Operations of Our Operating Segments: Offshore Outsourcing, Enterprise Applications, and IT Staffing for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001.

      Due to new reporting requirements which became effective on January 1, 2002, we must now account for billable expenses as a component of both revenue and direct costs. In prior reporting periods, billable expenses were accounted for as a reduction of direct costs to arrive at gross margin. All prior reporting periods have been restated to reflect these new reporting requirements.

      Revenues for our Offshore Outsourcing segment were $55.1 million for the nine months ended September 30, 2002, a decrease of $13.8 million or 20.1% as compared to $69.0 million for the comparable nine month period ended September 30, 2001. Billable expenses for this segment approximated 0.1% as a percentage of revenue for both periods ended September 30, 2002 and 2001, respectively. Factors contributing to the decline in revenues for the segment were continued weakness in IT spending, decreases in consultant utilization and overall billable consultant headcount. In addition, our non-GE revenues did not grow as rapidly as we initially anticipated. We have also experienced delays from clients in closing new projects due to their uncertainty in the economy. We continue to experience pricing pressures from our customers.

      The gross margin for our Offshore Outsourcing segment, including billable expenses, was 37.6% for the nine month period ended September 30, 2002, as compared to 40.0% for the comparable period at September 30, 2001. The decrease in gross margin in this segment was attributable to a combination of pricing pressures, increases in employees related costs and benefits, and by three significant blended rate contracts, which contributed approximately 30% of our offshore segment revenues. Blended rates are rates that are fixed regardless of where the work is performed, onsite or offshore. These contracts have had a negative impact on margins due to startup costs being onsite.

      Selling, general and administrative ("S,G&A") expenses include all costs that are not directly associated with our Offshore Outsourcing segment's revenue generating consultants. S,G&A expenses include non-consultant salaries and employees benefits, costs of consultants that are not being utilized on projects, recruiting and training costs, rent, depreciation and amortization, as well as communications and facilities costs. Offshore Outsourcing S,G&A costs for the nine month period ended September 30, 2002 were $17.9 million or 32.5% of revenues as compared to $20.0 million or 28.9% of revenues for the comparable nine month period. While our S,G&A as a percentage of revenues rose for comparable periods, our absolute dollar costs decreased $2.0 million or 10.2%. This decrease was mainly due to better management of bench costs and overhead employee headcount.

      Operating margin for the Offshore Outsourcing segment for the nine months ended September 30, 2002 was $2.8 million or 5.0% of revenues as compared to $7.6 million or 11.1% of revenues for the comparable nine months ended September 30, 2001. The decreases were attributed to a decline in overall revenue volume, an unfavorable mix of salaried consultants to subcontract labor which directly affects our gross margins, and an increase in S,G&A costs as a percentage of revenue.

      Revenues for our Enterprise Applications segment were $49.2 million for the nine months ended September 30, 2002, a decrease of $25.5 million or 34.2% as compared to $74.8 million for the comparable period ended September 30, 2001. Billable expenses for this segment approximated 5.6% and 5.4% as a percentage of revenue for the periods ended September 30, 2002 and 2001, respectively. The decline in revenues for the segment was mainly attributable to continued weakness in IT spending, decreases in consultant utilization and overall billable consultant headcount. We have also experienced project delays from clients over the past few months due to their uncertainty in the economy. We continue to experience pricing pressures from our customers.

      The gross margin for our Enterprise Applications segment, including billable expenses, was 40.2% for the nine months ended September 30, 2002, as compared to 45.0% for the comparable period ended September 30, 2001. The decrease in gross margin in this segment was attributable to a combination of pricing pressures and increases in employees related costs and benefits.

      Selling, general and administrative ("S,G&A") expenses include all costs that are not directly associated with our Enterprise Applications segment's revenue generating consultants. S,G&A expenses include non-consultant salaries and employees benefits, costs of consultants that are not being utilized on projects (i.e. "bench costs"), recruiting and training costs, rent, depreciation and amortization, as well as communications and facilities costs. Enterprise Applications S,G&A costs for the nine month period ended September 30, 2002 were $18.4 million or 37.4% of revenues as compared to $34.8 million or 46.6% of revenues for the comparable nine month period ended September 30, 2001. This decrease in S,G&A costs was mainly attributable to better management of bench costs, employee headcount and other operating costs.

      In September 2001, we recorded special items in the amount of $1.1 million, due to a restructuring. These special items consisted of severance costs totaling $0.3 million and fixed asset writedowns totaling $0.8 million.

      Operating margin for the Enterprise Applications segment for the nine months ended September 30, 2002 was $1.4 million or 2.8% of revenues as compared to a loss excluding special items of $1.2 million or 1.6% of revenues for the comparable nine months ended September 30, 2001. The increases were attributed to decreases in S,G&A costs as a percentage of revenue.

      Revenues for our IT Staffing segment were $118.2 million for the nine months ended September 30, 2002, a decrease of $71.8 million or 37.8%, as compared to $190.0 million for the comparable period ended September 30, 2001. Billable expenses for this segment approximated 1.5% and 1.7% as a percentage of revenue for the periods ended September 30, 2002 and 2001, respectively. The decline in revenues for the segment was mainly attributable to continued weakness in IT spending, decreases in consultant utilization and overall billable consultant headcount. Because of competitive pricing pressures, billing rates for consultants for comparable periods have had a negative impact on revenues.

      The gross margin for our IT Staffing segment, including billable expenses, was 27.1% for the nine months ended September 30, 2002, as compared to 30.0% for the comparable period at September 30, 2001. The decrease in gross margin in this segment was attributable to a combination of pricing pressures, increases in employees related costs and benefits, as well as increased usage of subcontractor labor.

      Selling, general and administrative ("S,G&A") expenses include all costs that are not directly associated with our IT Staffing segment's revenue generating consultants. S,G&A expenses include non-consultant salaries and employees benefits, costs of consultants that are not being utilized on projects, recruiting and training costs, rent, depreciation and amortization, as well as communications and facilities costs. IT Staffing S,G&A costs for the nine month period ended September 30, 2002 were $22.0 million or 18.6% of revenues as compared to $40.9 million or 21.5% of revenues for the nine month period ended September 30, 2001. This decrease in S,G&A costs was mainly attributable to better management of bench costs, employee headcount and other operating costs.

      In September 2001, we recorded special items in the amount of $41.8 million. These special items consisted of severance costs totaling $0.5 million, fixed asset writedowns totaling $0.8 million, lease costs associated with office closures totaling $1.3 million, an executive bonus totaling $2.4 million and goodwill impairment charges totaling $36.8 million.

      Operating margin for the IT Staffing segment for the nine months ended September 30, 2002 was $10.1 million or 8.5% of revenues as compared to $16.1 million or 8.4% of revenues for the comparable nine months ended September 30, 2001. The decrease in operating margin in absolute dollars was mainly attributed to declines in revenue volume and an unfavorable mix of salaried consultants to subcontract labor which directly affect gross margin. Operating margin as a percentage of revenue increased due to decreases in S,G&A spending, which offset declines in volume and unfavorable labor mixes.

   iGate Corporate

      iGate Corporate segment reports operating results of itiliti, MobileHelix and jobcurry. In March 2002, we deconsolidated itiliti, and closed operations of MobileHelix. jobcurry, Inc. continues to provide recruiting and placement services for iGate Corporate and outside customers. Revenues for the segment, for the nine months ended September 30, 2002, were $0.5 million, a decrease of $1.0 million or 65.5% from revenues of $1.5 million for the comparable nine months ended September 30, 2001, due to declines in revenues of itiliti, MobileHelix and jobcurry.

      Gross margins were a loss of 6.4% for the nine months ended September 30, 2002 and a loss of 9.5% at September 30, 2001, as costs exceeded revenue amounts for MobileHelix and itiliti.

      iGate's segment expenses declined $16.6 million or 67.0% from the comparative nine month periods ended September 30, 2001. This decline was attributable to the closure and deconsolidation of MobileHelix and itiliti, Inc., respectively, as well as declines in headcount and other S,G&A costs.

      In September 2001, we recorded special items in the amount of $1.5 million. These special items consisted of severance costs of $0.2 million, exit costs of training activity of $0.8 million and fixed asset writedowns of $0.5 million.

      Overall declines in S,G&A on a consolidated basis are discussed above.

Other Income Components


                                                         Nine Months Ended
                                                            September 30,
                                                       ----------------------
                                                          2002         2001
                                                       ---------    ---------
Other income (expense), net                              $1,007      $(2,196)
Minority interest                                          (385)        (754)
Gain on deconsolidation of subsidiary                     7,086          --
Equity in losses of affiliated companies                     --       (7,977)
(Loss) gain on venture investments                         (215)         823
Gain on sale of stock of unconsolidated affiliates           --       13,058
                                                        -------     --------
Other income, net                                        $7,493      $ 2,954
                                                        =======     ========

      Components of other income(expense), net for the nine months ended September 30, 2002, include interest income and expense, foreign currency translations on intercompany debt and the writedown of Speechworks warrants in accordance with SFAS No. 133. The Speechworks warrants were either written down to a $0 value or were converted to common stock during 2001. Other income (expense), net for the nine months ended September 30, 2002 totaled $1.0 million and consisted of interest income on cash and cash equivalents of $2.5 million, favorable foreign currency translation of $0.8 million offset by interest expense of $2.3 million. Other income (expense), net for the nine months ended September 30, 2001 consisted of interest income on cash and cash equivalents of $2.8 million, unfavorable foreign currency translation of $1.2 million, expense associated with the writedown of Speechworks warrants of $1.5 million and interest expense of $2.3 million.

      Minority interest reflects the share of the net income or loss of our majority-owned operating subsidiaries attributable to the minority owners. Minority interest amounted to expense of $0.4 million for the nine months ended September 30, 2002, compared to expense of $0.8 million for the nine months ended September 30, 2001. The minority interest expense in 2002 was the minority share of the net income of Mascot. The minority interest expense in 2001 consisted of the minority share of the net income of Mascot and IRG, net of the minority share of the net loss of Symphoni and itiliti.

      We recorded a gain on deconsolidation of itiliti of $7.1 million for the nine months ended September 30, 2002, that is more fully discussed in footnote 5 to the Condensed Consolidated Financial Statements.

      We had no joint venture or equity investment activity in 2002. In 2001, equity in losses of affiliated companies consisted of our share of the net losses of our joint ventures, iProcess and PTI, and of our equity investments in Air2Web and VCampus. We sold our share of PTI on February 23, 2001, and, accordingly, recognized our share of PTI's losses through February 22, 2001. We sold our share of iProcess on June 20, 2001 and recognized a gain of $1.9 million related to the sale. Equity in losses of affiliated companies for the first nine months of 2001 totaled $8.0 million.

      In February 2002, we sold our entire interest in Versata, Inc. recognizing a realized loss in the amount of $0.2 million. The gain on venture investments for the nine months ended September 30, 2001 consisted of a $6.5 million gain on the sale of 300,000 shares of the Common Stock of Speechworks offset by losses totaling approximately $5.5 million to account for declines in the market values of Highgate's Bluewater and Xpede investments.

      In February 2001, we sold our approximate 50% interest in PTI to Red Hat in exchange for approximately 3.2 million shares of Red Hat Common Stock. The gain on sale of stock of unconsolidated affiliate for the nine months ended September 30, 2001 consisted of a $16.7 million gain on the sale of PTI less a realized loss of $3.6 million on the sale of Red Hat shares.

      During the nine months ended September 30, 2001, we had a gain on the cumulative effect of a change in accounting principle of $0.9 million, net of tax. The net gain resulted from our implementation of SFAS 133 on January 1, 2001 and was related to our recording the net value of our derivative investments in Speechworks common stock warrants. These warrants were subsequently written down to $0 during the same period. We no longer hold any Speechworks warrants.

      Our income tax provision was $5.4 million at an effective rate of 40% for the nine months ended September 30, 2002. The significant items comprising our effective tax rate include the benefits derived from our Indian tax holiday. Our income tax benefit for the comparable period in 2001 was $1.9 million at an effective rate of 4.4% and significant items comprising our effective rate included the write-off of impaired goodwill that is not recognized for tax purposes, non-deductible goodwill amortization and equity losses which are offset by a tax holiday in India related to our Mascot subsidiary.

Liquidity and Capital Resources

      Our working capital position decreased $9.0 million from December 31, 2001 to September 30, 2002. Our accounts receivable decreased by $8.8 million from December 31, 2001 and our days sales outstanding ("DSO") decreased to 66 days from 68 days at December 31, 2001. We generated sufficient cash to support our operations.

      At September 30, 2002, we had cash and short-term investments of $56.4 million and $51.7 million, respectively, as compared to cash and short-term investments of $54.4 million and $43.7 million, respectively, at December 31, 2001. Short-term investments at September 30, 2002 and December 31, 2001 consisted mainly of highly liquid short-term investments. Our focus over the past two years has been liquidity along with the preservation of our principal holdings.

      During the nine months ended September 30, 2002, we used $0.9 million to purchased the portion of Symphoni, LLC's outstanding membership units that we did not own. We also paid $4.9 million in contingent consideration for prior acquisitions. We paid GE Capital Equity Investments, Inc. the remaining outstanding principal balance plus accrued interest on our Convertible Promissory Note of $10 million on September 23, 2002. We did not use our cash reserves for any other significant financing or investing activities, with the exception of operating cash being transferred from money market accounts or other short-term investments, and certain capital expenditures that were incurred during the ordinary course of business.

      The Company maintains a $50.0 million secured credit facility with PNC Bank, N. A. ("PNC") that was renewed and amended (as amended, the "PNC Facility") through July 2003. The PNC Facility provides a maximum loan amount of $50.0 million, subject to the balance of our accounts receivable and certain other factors. The provisions of the PNC Facility require us to maintain at least $30.0 million in cash and cash equivalents, which includes $25.0 million that we are required to pledge to PNC. We currently have $35.3 million in borrowings available to us through the PNC Facility at October 31, 2002.

      On July 2, 2002 iGate paid the Co-Founders of IRG $1.8 million in contingent consideration related to revenue targets being met that were agreed to as part of iGate's acquisition agreement with IRG. Going forward, we may be required to pay a maximum of $1.7 million in additional payments for prior acquisitions. These payments will be paid by March 2003. We will have no further obligations under these agreements.

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

Economic Trends

      The economic downturn that we have experienced has resulted in revenue declines of $27.6 million or 27.7% for the comparative quarters ended September 30 and $112.1 million or 33.4% for the comparative nine month periods ended September 30. Many of our customers have begun, or have recently implemented cost savings or cost cutting initiatives. This decrease in capital spending and cost cutting initiatives has affected each of our operating subsidiaries to varying levels.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     On September 30, 1998, the Company entered into a foreign exchange contract with PNC to hedge its foreign exchange exposure on certain intercompany debt. This contract matured at each quarter henceforth and matured on September 28, 2002 and was extended until December 31, 2002.

     The outstanding contract is for the sale by the Company of $6.0 million Canadian dollars at 1.5759 (U.S. $3.8 million). When the contract matures, the Company expects to access the foreign exchange markets at the then prevailing exchange rates to purchase $6.0 million Canadian dollars for delivery to PNC. If the then-prevailing exchange rate is lower than 1.5759, the Company will record a loss for the difference between the spot rate and 1.5759. Conversely, if the spot rate is higher than 1.5759, the Company will record a gain equal to that difference. At October 31, 2002, the exchange rate was 1.5576.

     Investments are invested in highly liquid securities such as money market funds and certain corporate bonds with maturities of one year or less, and marketable equity securities. These securities are generally classified as available for sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. Part of this portfolio includes minority equity investments in several publicly traded companies, the values of which are subject to market price volatility. For example, as a result of market price volatility of our publicly traded equity investments, we experienced a $0.3 million increase in net unrealized loss during the quarter ended September 30, 2002, on these investments. We have also invested in one privately held company, which can still be considered in the startup or development stage. This type of investment is inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. We could lose our entire $7.0 million investment in this company.

     The following analysis presents the hypothetical changes in fair values of public equity investments that are sensitive to changes in the stock market (in millions):

                              Valuation of securities            Fair Value          Valuation of securities
                                 given X% decrease                 As of                given X% increase
                                in each stock price          September 30, 2002        in each stock price
                             -------------------------      --------------------    -------------------------
                              (75%)    (50%)     (25%)                               25%        50%      75%
                             -----     -----     -----                              -----      -----    -----

Corporate equities            $0.4      $0.8      $1.2               $1.7            $2.1       $2.5     $2.9
                             -----     -----     -----      --------------------    -----      -----    -----

     These equity securities are held for purposes other than trading. The model technique used measures the hypothetical change in fair values arising from selected hypothetical changes in each stock's price. Stock price fluctuations of plus or minus 25%, 50%, and 75% were selected based on the probability of their occurrence.

ITEM 4.  CONTROLS AND PROCEDURES

     Within 90 days before the filing date of this quarterly report, the chief executive and chief financial officers evaluated the company's disclosure controls and have concluded the controls and procedures currently in place are adequate to ensure material information and other information requiring disclosure is identified and communicated on a timely basis. Additionally, there have been no material changes to the company's system of internal controls or changes in other factors affecting the operation of the internal controls in the nine months since iGate Corporation management last evaluated the system of internal controls in conjunction with the preparation of financial statements for the year ended December 31, 2001.

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

                                  iGATE Corporation

November 12, 2002
                                  /S/ Sunil Wadhwani
                                  ----------------------------------------------
                                  Sunil Wadhwani
                                  Co-Chairman of the Board of Directors,
                                  Chief Executive Officer, and Director

November 12, 2002

                                  /S/ Michael Zugay
                                  ----------------------------------------------
                                  Michael Zugay
                                  Senior Vice President, Chief Financial Officer

I, Sunil Wadhwani, Chief Executive Officer of iGate Corporation ("iGate"), certify that:

1. I have reviewed this quarterly report on Form 10-Q of iGate;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002           __________________________
/s/ Sunil Wadhwani
Chief Executive Officer

I, Michael Zugay, Senior Vice President, Chief Financial Officer of iGate Corporation ("iGate"), certify that:

1. I have reviewed this quarterly report on Form 10-Q of iGate;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002          ______________________________
/s/ Michael Zugay
Senior Vice President,
Chief Financial Officer