Form 10-K
period 2002-12-31
IGATE CORP
filed 2003-03-31
CIK 1024732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒            Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the fiscal year ended December 31, 2002

☐            Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 000-21755

iGATE CORPORATION

(Exact name of registrant as specified in its charter)

PENNSYLVANIA (State or other jurisdiction of incorporation or organization)	25-1802235 (I.R.S. Employer Identification No.)

1000 Commerce Drive Suite 500 Pittsburgh, PA (Address of principal executive offices)	15275 (Zip Code)

Registrant’s telephone number, including area code: (412) 506-1131

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 28, 2002 (based on the closing price of such stock as reported by NASDAQ on such date) was $95,163,485.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 17, 2003 (based on the closing price of such stock as reported by NASDAQ on such date) was $60,885,826.

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of March 17, 2003 was 51,567,360 shares.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement, prepared for the Annual Meeting of Shareholders scheduled for May 28, 2003, to be filed with the Commission are incorporated by reference into Part III of this report.

iGATE CORPORATION
2002 FORM 10-K

SIGNATURES	72

PART I

ITEM 1.          BUSINESS

Overview

This Annual Report on Form 10-K (“Form 10-K”) contains statements that are not historical facts and that constitute “forward-looking statements” within the meaning of such term under the Private Securities Litigation Reform Act of 1995. These forward-looking statements include our financial growth and liquidity projections as well as statements concerning our plans, strategies, intentions and beliefs concerning our business, cash flows, costs and the markets in which we operate. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify certain forward-looking statements. These forward-looking statements are based on information currently available to us, and we assume no obligation to update these statements as circumstances change. There are risks and uncertainties that could cause actual events to differ materially from these forward-looking statements. While we cannot predict all of the risks and uncertainties, they include, but are not limited to, our ability to predict our financial performance, the level of market demand for our services, the highly-competitive market for the types of services that we offer, the impact of competitive factors on profit margins, market conditions that could cause our customers to reduce their spending for our services, our ability to create, acquire and build new businesses and to grow our existing businesses, our ability to attract and retain qualified personnel, our ability to reduce costs and conserve cash, currency fluctuations and market conditions in India and elsewhere around the world, political and military tensions in India and South Asia, changes in generally accepted accounting principles and/or their interpretation and other risks that are discussed in the section of Item 1 of this Form 10-K entitled “Risk Factors” and in other sections of this Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)”.

Unless otherwise indicated or the context otherwise requires, all references in this report to “iGate”, the “Company”, “us”, “our”, or “we” are to iGate Corporation a Pennsylvania corporation, and its consolidated subsidiaries. iGate Corporation, formerly named iGate Capital Corporation, through its operating subsidiaries, is a worldwide provider of information technology (“IT”) and Offshore Outsourcing services (“worked performed primarily in India”) to large and medium-sized organizations. These services include client/server design and development, conversion/migration services, offshore outsourcing, enterprise resource planning (“ERP”) package implementation and integration services, software development and applications maintenance outsourcing.

WEB SITE ACCESS TO SEC REPORTS

The Company’s website address is www.igatecorp.com. The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports are available free of charge on the Financial Info page of the Company’s website as soon as reasonably practicable after the reports are filed electronically with the Securities and Exchange Commission.

Business Developments

The use of Offshore Outsourcing for IT and BPO services is emerging as a global trend in numerous countries and industries. Our clients recognize that offshore delivery is a very effective way to provide high quality, timely and cost-effective IT and Business Process Outsourcing (“BPO”) services.

Services which we deliver using our offshore centers include software application development and maintenance, implementation and support of enterprise applications, data management and integration, business intelligence and embedded systems development. We believe we deliver to our clients high quality solutions at a substantial saving by using our low-cost global pool of highly talented people.

Going forward, our strategy is to offer offshore-based BPO services to our clients in various industries. Some of these BPO services may be non-IT related and may include services as diverse as call centers, clinical trials management, claims processing, or any other services which may be outsourced and handled from offshore. The nature of our BPO services will be primarily driven by the companies we may acquire, partner with or build on our own. We believe that more services can be or are being performed offshore by talented individuals, at savings as high as 50% over US/European costs.

To enhance our offshore capabilities and to become more visible in the offshore services market, Mascot Systems Ltd. (“Mascot”), our majority owned Indian company, acquired the stock of eJiva, Inc. (“eJiva”), our wholly-owned U.S. subsidiary, and Aqua Regia, an India-based offshore company which has had an exclusive relationship with eJiva. The purchase consideration was $9.5 million and also included iGate’s Toronto Development Center, acquired by eJiva prior to its combination with Mascot. The acquisition of eJiva’s stock was effective January 1, 2003. The acquisition of Aqua Regia will be effective April 1, 2003. Prior to Mascot’s acquisition of eJiva, the staffing portion of eJiva’s business was sold to Mastech Emplifi, Inc.

We believe that these acquisitions will enable Mascot to become more visible in the BPO industry thereby, becoming more competitive with the larger offshore market leaders. In the offshore industry, revenue size and company size are critical success factors. Further, eJiva will bring certain significant client relationships to enable Mascot to expand its offshore business and to combine its service offerings with eJiva’s service offerings in the upcoming year.

2002 was another difficult year for the IT industry. The IT industry did not rebound from 2001 as we had expected. Our revenues for 2002 decreased from 2001 as demand for our services declined as a result of the general economic slowdown related to uncertainties in the economy both here in the U.S. as well as globally. These factors caused a reduction in capital spending and decreases in the number of new software projects initiated by our customers. During the fourth quarter of 2002, the continued economic slowdown caused us to examine the operations within each of our reportable segments, as well as to re-examine our business strategy for 2003. As a result of our examinations, we decided to increase our focus on our offshore delivery business located in India during the upcoming year and to implement a restructuring plan to cut costs within each of our operating segments. We also decided to regroup our subsidiaries into two new business segments effective January 1, 2003: iGate Solutions and iGate Professional Services.

In the fourth quarter of 2002, we decided to implement a restructuring plan to cut costs within each of our operating segments. In connection with our restructuring plan, we performed an assessment of the carrying values of our intangible assets. We recorded restructuring charges in the amount of $4.2 million and goodwill impairment charges in the amount of $29.7 million. See Note 4 to the Consolidated Financial Statements set forth in on pages 49-52 of this Form 10-K for a description of our restructuring, merger and goodwill impairment charges.

On March 15, 2002, through the combination of a sale of new shares by itiliti, Inc. (“itiliti”) to strategic investors and conversion of its bridge loan financing vehicle to voting equity securities, the Company’s ownership interest in itiliti was reduced from 90% to 49%. Subsequent to the transaction date, the Company accounted for its interest in itiliti under the equity method of accounting due to its lack of a controlling interest in itiliti. In addition, the Company will have no future obligation to fund additional operating or financing requirements of itiliti. During the three months ended March 31, 2002, the Company recorded a gain on deconsolidation of $7.1 million and a pretax loss for the period January 1, 2002 through the date of deconsolidation in the amount of $2.2 million.

On August 9, 2002, itiliti sold its assets and liabilities to Peopleclick, Inc. (“Peopleclick”) for approximately 3% of Peopleclick’s outstanding Common Stock. We had $0 basis in itiliti at the time of its sale to Peopleclick, and have continued to assign $0 basis in our investment in itiliti, due to lack of marketability of Peopleclick’s stock and liquidation preferences of its preferred shareholders.

In March 2002, we purchased the remaining 10% portion of Symphoni, LLC’s outstanding membership units that we did not own for $0.9 million cash.

In March 2002, we made the decision to close MobileHelix, Inc. (“MobileHelix”) and cease its operations effective immediately.

In February 2002, we changed the names of Emplifi, Inc. to Mastech Emplifi, Inc. and of Quantum Information Resources Ltd. to Mastech Emplifi Ltd. In March 2002, we changed the name of iGate Capital Corporation to iGate Corporation.

Recent Developments

In connection with the January 2003 transfer of eJiva from Mastech Systems Corporation to Mascot, the outstanding shares not owned by iGate were either converted into iGate shares, canceled or purchased in the manner as described below. Each share of common stock of eJiva which was originally issued to the Co-Founders of Innovative Resource Group, Inc. (“IRG”) in the form of restricted stock was converted (based upon the conversion ratio set forth in the merger agreement) into shares of restricted common stock of iGate with the identical terms and vesting schedule as the eJiva restricted stock. The remaining shares of eJiva common stock held by the Co-Founders of IRG were canceled and retired in consideration of iGate assuming all obligations of eJiva related to a put option that was granted to the Co-Founders of IRG in connection with the merger of IRG, with and into eJiva on December 31, 2001, which required eJiva to pay such IRG Co-Founders $9.3 million in the aggregate for such shares. The remaining outstanding capital stock of eJiva held by persons other than iGate and the IRG Co-Founders was converted into and became a right to receive $0.21 per share in cash, which approximated $0.1 million.

On February 26, 2003, iGate Corporation (“iGate”), through a newly formed subsidiary, iGate Clinical Research Management, Inc. (“ICRM”), purchased the assets of Pittsburgh Clinical Research Network (“PCRN”), for $0.4 million. iGate will retain 90% ownership of ICRM, with one minority shareholder owning a 10% minority interest in the entity.

In February 2003, we changed the name of Mastech Emplifi, Inc. to iGate Mastech, Inc. and the name of Mastech Emplifi Ltd. to iGate Mastech Ltd.

Reportable Financial Segments

In January 2002, we re-examined our financial reporting structure, how we manage our operating businesses and how we categorize our then existing service offerings. As a result of our review, we decided to segment our business according to our service offerings. Our decision was based upon the following factors: (1) to provide the readers of our financial statements, a much simpler view of our business; (2) with the deconsolidation of itiliti and the cessation of operations of MobileHelix, our service offerings became substantially easier to define and segment by service offering; and (3) we believe that our segment reporting approach best represents the way we analyzed and managed our businesses. The composition of segments and measure of segment profitability is consistent with that used by the Company’s management.

In 2001, our reporting segments were Emplifi, Mascot, eJiva, Emerging eServices, Value Services, Staffing Services and iGate.

In 2002, our reporting segments were recast according to service offerings into Offshore Outsourcing, Enterprise Applications, IT Staffing and iGate Corporate.

Prior periods have been reclassified to conform to the current segment reporting.

Offshore Outsourcing

We are able to provide custom and package application development, application maintenance outsourcing, business intelligence services and application reengineering through our Offshore Development Center (“ODC”) model. This model offers clients certain advantages compared to domestic development, which include significant cost savings and more efficient “around the clock” delivery. These services are offered through Mascot, which is publicly held on three Indian stock exchanges.

Currently, we have ODCs in Bangalore and Chennai, India. During the years ended December 31, 2002 and 2001, approximately 30% and 22% of Offshore Outsourcing revenues were generated using this ODC model, respectively. The revenues of our Offshore Outsourcing reporting segment consist entirely of Mascot.

Mascot markets its services primarily to large and medium sized organizations. Mascot typically enters into an initial client contract with an average duration of approximately nine to ten months. Mascot’s fixed price contracts generally provide for payment based upon deliverables and project milestones reached. Mascot’s other contracts provide for payment on a time-and-materials basis, based on the number of consultant hours worked on the project. Clients typically have the right to cancel contracts with minimal notice. Contracts with deliverables or project milestones can provide for certain penalties if the deliverables or project milestones are not met within a contract timeline.

Mascot serves large and medium-sized client organizations in a wide variety of industries. Mascot is a Global Preferred Partner of General Electric Company (“GE”). During the years ended December 31, 2002 and 2001, Mascot derived approximately 72% and 66%, respectively, of its revenues from its top five clients. GE accounted for approximately 55% and 49% of Mascot’s revenues during the years ended December 31, 2002 and 2001, respectively.

Mascot is headquartered in Bangalore, India and has offices in the Indian city of Chennai. Mascot’s U.S. headquarters is in Pittsburgh, Pennsylvania. Mascot also has offices in Singapore, Belgium, the Netherlands, United Kingdom, Germany, Japan, Australia and Sweden. Mascot has more than 1,675 employees worldwide.

Enterprise Applications

The Enterprise Application (“EA”) segment consists of services provided by our wholly owned subsidiaries RedBrigade Ltd. (“RedBrigade”) and eJiva. RedBrigade provides web integration services in the European market. eJiva provides enterprise application implementation, customer relationship management applications implementation, supply chain management applications implementation, data integration and business process consulting. eJiva’s capabilities include software design and customization; strategic consulting; domain expertise in a variety of industries; and enterprise application implementation and integration services.

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

Typically, the service offerings within the segment are designed for large and medium-sized client organizations in a wide variety of industries. During the years ended December 31, 2002 and 2001, the EA segment derived approximately 36% and 29%, respectively, of its revenues from its top five clients. Philip Morris Companies, Inc. accounted for approximately 16% and 8% of EA segment revenues for the years ended December 31, 2002 and 2001, respectively. GE accounted for approximately 10% and 13% of EA segment revenues for the years ended December 31, 2002 and 2001, respectively.

eJiva is headquartered in Pittsburgh, Pennsylvania, and maintains offices in Pleasanton, California; and Worthington, Ohio. RedBrigade is headquartered in Bracknell, England, and has offices in Ireland, Scotland, and South Africa. The EA segment has more than 525 employees.

IT Staffing

The IT Staffing (“Staffing”) segment consists of our wholly owned subsidiaries Mastech Emplifi, Inc., (“MEI”), Chen & McGinley, Inc. (“CMI”), Symphoni, LLC (“Symphoni”), Global Financial Services of Nevada, Inc. (“GFS”), Direct Resources (Scotland) Ltd. (“Direct Resources”), Mastech Application Services, Inc. (“MAS”), Mastech Emplifi Ltd., (“MEL”) and Mastech Asia Pacific Pty. Ltd. (“MAP”). These entities provide a variety of client-managed and supervised IT staffing service offerings including custom application development and design services and package implementation and application support services. Staffing provides these services to large and medium-sized client organizations. The Staffing segment’s capabilities include client directed software design and customization; and enterprise application integration services. In addition, Staffing also offers training as a service to its customers.

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

The segment serves a wide variety of industries. During the years ended December 31, 2002 and 2001, Staffing’s top five clients accounted for approximately 17% of its revenues. For the years ended December 31, 2002 and 2001, the segment did not have a client that accounted for more than 10% of revenues.

The Staffing segment has U.S. offices in Pittsburgh, Pennsylvania; San Francisco, California; Dallas, Texas; Raleigh, North Carolina; New York, New York; Boston, Massachusetts and Minneapolis, Minnesota. The Staffing segment has international offices located in Edinburgh, Scotland; Mississauga, Canada; and Canberra, Melbourne, Sydney and Brisbane, Australia. The Staffing segment has more than 1,625 employees.

iGate Corporate

We also recast our iGate Corporate (“iGate”) segment. Historically, the iGate segment was a non-revenue producing segment that captured corporate costs, joint ventures and other strategic investment activity and other unallocated charges.

Our recast iGate segment reports operating results of itiliti, MobileHelix and jobcurry Systems Private Ltd. (“jobcurry”). In March 2002, we deconsolidated itiliti and closed operations of MobileHelix. jobcurry continues to provide recruiting and placement services for iGate and outside customers. jobcurry is excluded from the above segments due largely to its dissimilar service offerings and certain economic characteristics. iGate Corporate is headquartered in Pittsburgh, Pennsylvania. jobcurry is located in Pune, India. The iGate segment has more than 85 employees.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates segment performance based upon profit or loss from operations. The Company does not allocate income taxes, other income or expense and one-time special charges to segments. In addition, the Company accounts for inter-segment revenues and transfers at current market prices.

Competition

The IT services and Offshore Outsourcing services industries are highly competitive, and are served by numerous global, national, regional and local firms. Primary competitors in the IT industry include participants from a variety of market segments, including the major accounting firms, systems consulting and implementation firms, Internet services and consulting companies, applications software firms, Indian based Offshore Outsourcing companies, service groups of computer equipment companies, general management consulting firms, programming companies and temporary staffing firms. We believe that the principal competitive factors in the IT services and Offshore Outsourcing markets include the range of services offered, size and scale of service provider, global reach technical expertise, responsiveness to client needs, speed in delivery of IT solutions, quality of service and perceived value. We believe that we compete favorably with our principal competitors with respect to these factors. Competition for acquisition candidates, as well as for clients and strategic relationships, may also develop among subsidiaries of iGate or between iGate and one or more of our operating subsidiaries or other companies in which we have equity investments.

Our Partner Companies and Affiliates

The following is a listing as of March 31, 2003 of all of our principal operating subsidiaries and affiliates, including the percentage of our ownership in each of these companies:

Subsidiary/Company www.igatecorp.com	Business Description	Percentage Owned by iGate
iGate Mastech, Inc.	Custom application and design services	100%
www.mastechemplifi.com

Red Brigade, Ltd.	Web integration services for the European marketplace	100%
www.redbrigade.com

jobcurry Systems Private, Ltd.	Worldwide recruiting	100%
www.jobcurry.com

Direct Resources (Scotland) Ltd.	Co-managed projects—Scotland	100%

Global Financial Services of	Co-managed projects—U.S.	100%
Nevada, Inc.

Mastech Application Services, Inc.	Client-managed projects—U.S.	100%

iGate Mastech, Ltd.	Client-managed projects—Canada	100%

Mastech Asia Pacific, Pty Ltd.	Client-Managed Projects—Australia	100%

Symphoni Interactive, LLC	Application development for financial services industry	100%
www.symphoni.com

iGate Clinical Research Management, Inc.	Clinical Research – U.S.	90%

Mascot Systems, Ltd.	Offshore Outsourcing services	89%
www.mascotsystems.com

eJiva, Inc. (1)	Enterprise Application services/data integration/	89%
www.ejiva.com	Business intelligence

Air2Web, Inc.	Wireless applications service provider	14%
www.air2web.com

   (1)    Effective January 1, 2003, eJiva is a wholly-owned subsidiary of Mascot Systems, Ltd.

All of our ownership positions set forth in the charts in this Item 1 have been calculated based on the issued and outstanding common stock or membership interests, as the case may be, of each company/entity, assuming the issuance of common stock on the conversion or exercise of preferred stock and convertible notes, but excluding the effect of unexercised options, warrants and unvested restricted stock.

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

Human Resources

Our success depends in large part on our ability to attract, develop, motivate and retain highly skilled IT professionals. We recruit in a number of countries, including India, the United States, Canada, the United Kingdom, Singapore, Australia, the Philippines, Russia, Ukraine and South Africa. We advertise in newspapers and trade magazines. In addition, our employees are a valuable recruiting tool and are actively involved in referring new employees and screening candidates for new positions.

We have a focused retention strategy that includes career planning, training, benefits and an incentive plan. Our benefits package includes subsidized health insurance, a 401(k) plan, group life insurance and a long-term disability plan. We intend to continue to use stock options as part of our recruitment and retention strategy. We also have a training infrastructure. We train employees on a variety of platforms and help them transition from legacy to advanced architecture skills by providing cross-platform training in new technologies. We have implemented an intranet to allow our employees to access our courseware and computer-based training modules via the Internet so that the training is available to all employees worldwide at their individual convenience and pace.

At December 31, 2002, iGate (including its operating subsidiaries) had approximately 3,920 non unionized employees comprised of approximately 3,360 IT professionals (including subcontractors) and approximately 560 individuals working in sales, recruiting, general and administrative roles. As of December 31, 2002, approximately 33% of our U.S. workforce was working under H-1B temporary work permits in the United States. We believe that our relationships with our employees are good.

RISK FACTORS

Our New Business Strategy is Unproven

We have significantly reorganized our business to reflect our business strategy to increase our focus on our offshore delivery business in India and to expand our offshore business to BPO services, including non-IT related BPO services., and there is no guarantee that this reorganization will be successful. The success of our new business strategy depends in part on the ability of the iGate companies to work collaboratively, share information and leverage their collective resources to optimize strategic opportunities and our ability to effectively identify non-IT related BPO services and deliver cost effective solutions. We cannot be certain that this strategy will improve our performance, and it is possible that the strategy will detract from our performance. The recent difficult economic conditions in many sectors of our business have exacerbated these challenges. In addition, if we cannot convince potential strategic partners of the value of our business model, our ability to acquire new companies and businesses may be adversely affected and our strategy for continued growth may not succeed.

Recruitment and Retention of IT Professionals

Our business involves the delivery of professional services and is labor-intensive. Our success depends upon our ability to attract, develop, motivate and retain highly skilled IT professionals and project managers, who possess the technical skills and experience necessary to deliver our services. Despite the general economic slowdown, qualified IT professionals are in demand worldwide and are likely to remain a limited resource for the foreseeable future. There can be no assurance that qualified IT professionals will continue to be available to us in sufficient numbers, or that we will be successful in retaining current or future employees. Failure to attract or retain qualified IT professionals in sufficient numbers could have a material adverse effect on our business, operating results and financial condition. Historically, we have done most of our recruiting outside of the countries where the client work is performed. Accordingly, any perception among our IT professionals, whether or not well founded, that our ability to assist them in obtaining temporary work visas and permanent residency status has been diminished, could lead to significant employee attrition.

Government Regulation of Immigration

We recruit IT professionals on a global basis and, therefore, must comply with the immigration laws in the countries in which we operate, particularly the United States. As of December 31, 2002, approximately 33% of our U.S. workforce were working under H-1B temporary work permits in the United States. Statutory law limits the number of new H-1B petitions that may be approved in a fiscal year, and if we are unable to obtain H-1B visas for our employees in sufficient quantities or at a sufficient rate for a significant period of time, our business, operating results and financial condition could be adversely affected. On October 17, 2000, the “American Competitiveness in the Twenty-First Century Act” (the “American Competitiveness Act”) was signed into law, and the annual H-1B visa quota for each of 2001, 2002 and 2003 was increased to 195,000. The annual quota reverts to 65,000 in fiscal year 2004. In addition, certain provisions of the American Competitiveness Act make it likely that there will not be any H-1B “black out periods” through fiscal year 2003 as there have been in the past. We note that a companion bill increased the special H-1B training filing fee from $500 to $1,100, and that the American Competitiveness Act now permits H-1B workers to change employers more easily under certain conditions, which could adversely impact employee retention rates among the Company’s H-1B worker consultants.

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

Increasing Significance of Non-U.S. Operations and Risks of International Operations

Our international consulting and offshore software development depend greatly upon business immigration and technology transfer laws in those countries, and upon the continued development of technology infrastructure. There can be no assurance that our international operations will be profitable or support our growth strategy. The risks inherent in our international business activities include:

•          unexpected changes in regulatory environments;

•          foreign currency fluctuations;

•          tariffs and other trade barriers;

•          difficulties in managing international operations; and

•          the burden of complying with a wide variety of foreign laws and regulations.

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

Exposure to Regulatory and General Economic Conditions in India

Our subsidiary Mascot utilizes offshore software development centers based in Bangalore and Chennai, India. Mascot also operates recruiting and training centers in India. The Indian government exerts significant influence over its economy. In the recent past, the Indian government has provided significant tax incentives and relaxed certain regulatory restrictions in order to encourage foreign investment in certain sectors of the economy, including the technology industry. Certain of these benefits that directly affect us include, among others, tax holidays (temporary exemptions from taxation on operating income), liberalized import and export duties and preferential rules on foreign investment and repatriation. To be eligible for certain of these tax benefits, we must continue to meet certain conditions. A failure to meet such conditions in the future could result in the cancellation of the benefits. There can be no assurance that such tax benefits will be continued in the future at their current levels. Changes in the business or regulatory climate of India could have a material adverse effect on our business, operating results and financial condition.

Although wage costs in India are significantly lower than in the U.S. and elsewhere for comparably skilled IT Services professionals, wages in India are increasing at a faster rate than in the U.S. In the past, India has experienced significant inflation and shortages of foreign exchange, and has been subject to civil unrest and acts of terrorism. Changes in inflation, interest rates, taxation or other social, political, economic or diplomatic developments affecting India in the future could have a material adverse effect on our business, operating results and financial conditions.

Risks Associated with Covenants in Certain Financing Instruments

We have entered into a $50.0 million secured credit facility as amended, (“the PNC Facility”) with PNC Bank, N.A (“PNC”). The PNC Facility contains restrictive covenants that require us to meet certain financial criteria on a quarterly basis. We may not be able to continue to satisfy the financial covenants in these documents. If we cannot satisfy such covenants and we are not able to renegotiate the terms and conditions thereof, we may not have access to funds under the PNC Facility. Currently, the most restrictive covenant is the obtainment of specified levels of “Minimum Consolidated Income from Operations”, as defined in the agreement. As of the quarter ended December 31, 2002, we did not obtain the specified required level of “Minimum Consolidated Income from Operations”. We obtained a waiver of the financial covenant violation of noncompliance from PNC. The waiver obtained from PNC covers all activity related to the PNC Facility, through the next measurement date of March 31, 2003. In addition, the PNC Facility requires that we maintain an aggregate of $30 million in cash and equivalents at all times during the term of the PNC Facility, of which cash and cash equivalents in the amount of $25 million have been pledged to PNC for the term of the PNC Facility. These restrictions on our cash and cash equivalents may restrict our ability to make investments in new and existing businesses. Mascot cannot borrow funds under the provisions of the PNC Facility.

Intense Competition in the IT and Offshore Outsourcing Services Industries

The IT and Offshore Outsourcing services industries are highly competitive and served by numerous global, national, regional and local firms. Primary competitors include participants from a variety of market segments, including the major accounting firms, systems consulting and implementation firms, India based Offshore Outsourcing services, applications software firms, service groups of computer equipment companies, specialized interest consulting firms, programming companies and temporary staffing firms. Many of these competitors have substantially greater financial, technical and marketing resources and greater name recognition than we have. There are relatively few barriers to entry into our markets and we may face additional competition from new entrants into our markets. In addition, there is a risk that clients may elect to increase their internal resources to satisfy their applications solutions needs. Further, the IT services industry is undergoing consolidation, which may result in increasing pressure on margins. These factors may limit our ability to increase prices commensurate with increases in compensation. There can be no assurance that we will compete successfully with existing or new competitors in the IT and Offshore Outsourcing services markets.

iGate Companies May Compete with Each Other

iGate Companies may compete with each other for customers, talented employees and strategic relationships and for acquisition opportunities in the IT and Offshore Outsourcing services industries. Such competition may make it more difficult or costly for iGate Corporation or other iGate Companies to enter into strategic relationships, negotiate acquisitions or conduct business.

Risks Related to Inability to Acquire Additional Businesses

We plan to gradually continue to expand our operations through the acquisition of, or investment in, additional businesses and companies. We may be unable to identify businesses that complement our strategy for growth, and even if we succeed in identifying a company with such a business, we may not be able to proceed to acquire the company, its relevant business or an interest in the company for many reasons, including:

•          a failure to agree on the terms of the acquisition or investment;

•          incompatibility between iGate Corporation and the management of the company which we wish to acquire or invest;

•          competition from other potential acquirors;

•          a lack of capital to make the acquisition or investment; and

•          the unwillingness of the company to partner with us.

If we are unable to continue acquiring and investing in attractive businesses, our strategy for growth may not succeed.

Risks Related to Completed Acquisitions

There can be no assurance that we will be able to profitably manage additional businesses or successfully integrate any acquired businesses without substantial expenses, delays or other operational or financial problems. Further, acquisitions may involve a number of special risks, including diversion of management’s attention, failure to retain key acquired personnel, unanticipated events or circumstances and legal liabilities and amortization of acquired intangible assets, some or all of which could have a material adverse effect on our business, operating results and financial condition. Client satisfaction or performance problems at a single acquired firm could have a material adverse impact on our reputation as a whole. In addition, there can be no assurance that acquired businesses, if any, will achieve anticipated revenues and earnings. Our failure to manage our acquisition strategy successfully could have a material adverse effect on our business, operating results and financial condition.

Risks Associated with Capital Markets

We currently hold interests in non wholly-owned companies. While we generally do not anticipate selling such interests, if we were to divest all or part of them, we might not receive maximum value for these interests. With respect to such entities with publicly traded stock, we may be unable to sell our interest at then quote market prices. Furthermore, for those entities that do not have publicly traded stock, the realizable value of our interest may ultimately prove to be lower than the carrying value currently reflected in our Consolidated Financial Statements. Due to market conditions, it may be difficult for private companies in which we have invested to undertake public offerings.

Impairment Analysis May Lead to Recognition of Losses

In 2002, we recorded a goodwill impairment charge of $29.7 million. The carrying amount of the remaining unamortized goodwill on our balance sheet was $4.0 million as of December 31, 2002. We periodically assess the potential impairment of our long-lived assets, such as goodwill, as appropriate. If, as a result of such an assessment, we were to determine that the carrying amount of this goodwill was not recoverable, we would reduce the carrying amount in the period in which the determination was made. Any reduction would result in the recognition of a one-time impairment loss, which would have an adverse effect on our financial results in the period in which the loss was recognized.

In the fourth quarter of 2002, we recorded impairment charges of $0.6 million and $6.8 million, related to our investments of Speechworks International, Inc. (“Speechworks”) and Air2Web, Inc. (“Air2Web”), respectively. The carrying amount of our investments in unconsolidated affiliates was $2.6 million as of December 31, 2002. If we were to determine that the value of such investments had declines judged to be permanent or other than temporary, we would reduce the carrying amount of the investments. Any reduction would result in the recognition of a one-time impairment loss, which would have an adverse effect on our financial results in the period in which the loss was recognized.

Concentration of Revenues; Risk of Termination

We have in the past derived, and may in the future derive, a significant portion of our revenues from a relatively limited number of clients. Our five largest clients represented approximately 27%, 23% and 20% of revenues for the years ended December 31, 2002, 2001 and 2000, respectively. In the years ended December 31, 2002 and 2001, General Electric Company accounted for 16% and 14% of our revenues, respectively. No single customer accounted for more than 10% of our revenues in 2000. Most of our projects are terminable by the client without penalty. An unanticipated termination of a major project could result in the loss of substantial anticipated revenues and could require us to maintain or terminate a significant number of unassigned IT professionals, resulting in a higher number of unassigned IT professionals and/or significant termination expenses. The loss of any significant client or project could have a material adverse effect on our business, operating results and financial condition.

Rapid Technological Change; Dependence on New Solutions

The IT and Offshore Outsourcing services industries are characterized by rapid technological change, evolving industry standards, changing client preferences and new product introductions. Our success will depend in part on our ability to develop IT solutions that keep pace with industry developments. There can be no assurance that we will be successful in addressing these developments on a timely basis or that, if these developments are addressed, we will be successful in the marketplace. In addition, there can be no assurance that products or technologies developed by others will not render our services noncompetitive or obsolete. Our failure to address these developments could have a material adverse effect on our business, operating results and financial condition.

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

Risk of Preferred Vendor Contracts

We are party to several “preferred vendor” contracts and we are seeking additional similar contracts in order to obtain new or additional business from large or medium-sized clients. Clients enter into these contracts to reduce the number of vendors and obtain better pricing in return for a potential increase in the volume of business to the preferred vendor. While these contracts are expected to generate higher volumes, they generally result in lower margins. Although we attempt to lower costs to maintain margins, there can be no assurance that we will be able to sustain margins on such contracts. In addition, the failure to be designated a preferred vendor, or the loss of such status, may preclude us from providing services to existing or potential clients, except as a subcontractor, which could have a material adverse effect on our business, operating results and financial condition.

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

Although we believe that our services do not infringe on the intellectual property rights of others and that we have all rights necessary to utilize the intellectual property employed in our business, we are subject to the risk of litigation alleging infringement of third-party intellectual property rights. Any claims, whether or not meritorious, could:

•          be expensive and time-consuming to defend;

•          cause significant installation delays;

•          divert management’s attention and resources; and/or

•          require us to enter into royalty or licensing arrangements, which may not be available on acceptable terms, or may not be available at all.

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

Potential Liability to Clients

Many of our engagements involve projects that are critical to the operations of our clients’ businesses and provide benefits that may be difficult to quantify. Although we attempt to contractually limit our liability for damages arising from errors, mistakes, omissions or negligent acts in rendering our services, there can be no assurance that our attempts to limit liability will be successful. Our failure or inability to meet a client’s expectations in the performance of our services could result in a material adverse change to the client’s operations and therefore could give rise to claims against us or damage our reputation, adversely affecting our business, operating results and financial condition.

NOTICE REGARDING CONSENT OF ARTHUR ANDERSEN LLP

Arthur Andersen LLP was formerly our independent auditor. Representatives of Arthur Andersen LLP are not available to consent to the incorporation by reference of their report contained in this Annual Report into our registration statements on Form S-3 and Form S-8, and we have dispensed with the requirement to file their consent in reliance upon Rule 473a of the Securities Act of 1933. Because Arthur Andersen LLP has not consented to the incorporation by reference of their report into these registration statements, purchasers of stock under these registration statements will not be able to recover against Arthur Andersen LLP under Section 11 of the Securities Act of 1933 for any untrue statements of a material fact contained in the financial statements audited by Arthur Andersen LLP that are incorporated by reference into these registration statements or any omissions of material fact required to be stated therein.

ITEM 2.          PROPERTIES

Information regarding the principal properties owned and leased by the Company and its subsidiaries as of December 31, 2002 is set forth below.

Location	Principal Use	Approximate Square Footage

Pittsburgh, Pennsylvania	Corporate headquarters, management administration, human resources, sales, and marketing.	47,000

Pittsburgh, Pennsylvania*	eJiva development center	21,000

Chennai, India	Mascot offshore development center	65,000

Bangalore, India	Mascot offshore development center	33,000

Bangalore, India	Mascot owned offshore development center	49,000

______________

      *    Lease obligations of subsidiary are guaranteed by iGate.

Mascot leases approximately 140,000 square feet (including 98,000 square feet listed above) of office space in the Indian cities of Chennai, Bangalore and Pune from the principal shareholders of iGate.

In addition to the properties listed above, the Company and its subsidiaries lease sales offices in many IT services markets in the United States and throughout the world. These locations allow the Company to respond quickly to the needs of its clients and to recruit qualified IT professionals in these markets.

In 2001, the Company’s majority-owned subsidiary, Mascot, purchased land located in Bangalore and commissioned a 49,000 square foot development center. Mascot also owns land in Chennai and Pune.

ITEM 3.          LEGAL PROCEEDINGS

The Company is a party to a lawsuit for alleged negligence against a former employee by Convergys Information Management Group, Inc. (“Convergys”) and Chubb Custom Insurance Group. Although Convergys’ Complaint does not specify the amount of damages being sought, Convergys has a settlement demand of approximately $3.3 million. The Company has denied liability and plans to vigorously defend its position. Discovery is underway in this matter and a trial date is scheduled for some time in August 2003. The Company believes that coverage of Convergys’ claims is provided under certain of its insurance policies

Other than as set forth above, neither the Company nor any of its subsidiaries is a party to any litigation that is expected to have a material adverse effect on the Company, its business or the financial statements.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of shareholders during the fourth quarter of 2002.

PART II

ITEM 5.          MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock of the Company is traded on the NASDAQ National Market under the ticker symbol “IGTE”. The following table sets forth, for the periods indicated, the range of high and low closing sale prices for iGate Corporation Common Stock as reported on the NASDAQ National Market.

	High	Low

2002
First Quarter	$4.665	$3.380
Second Quarter	4.770	3.770
Third Quarter	4.740	2.720
Fourth Quarter	$3.830	$2.120

2001
First Quarter	$4.094	$1.657
Second Quarter	3.600	1.333
Third Quarter	3.900	2.360
Fourth Quarter	$4.600	$1.930

On March 17, 2003, the Company had 212 registered holders of record of the Common Stock.

The Company is prohibited from paying dividends under its credit facility.

ITEM 6.          SELECTED FINANCIAL DATA

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(In thousands, except per share data)
Income Statement Data :
Revenues (1)	$292,648	$421,419	$491,657	$483,665	$401,371
Gross margin	93,403	145,973	164,662	172,803	142,121
Special items (2)	4,232	9,801	4,385	2,316	—
Goodwill impairment (3)	29,688	37,344	2,455	—	—
(Loss) income from operations (4)	(28,182)	(49,349)	(21,554)	55,252	52,915
Other income (expense), net	1,530	(3,638)	(4,727)	2,983	3,312
Equity in losses of affiliated companies	—	(7,977)	(13,639)	(310)	—
Minority interest	(441)	(1,337)	794	210	—
Gain on deconsolidation of subsidiary (7)	7,086	—	—	—	—
Gain on sale of stock of subsidiaries	—	10,901	26,853	—	—
Loss on venture investments and affiliated companies (5)	(7,610)	(9,029)	—	—	—
Merger-related expenses (6)	—	—	—	(1,727)	(3,212)
(Loss) income before income taxes and cumulative effect of change in accounting principle	(27,617)	(60,429)	(12,273)	56,408	53,015
Income tax (benefit) provision	(126)	(4,055)	(2,465)	20,197	20,459

(Loss) income before cumulative effect of change in accounting principle	(27,491)	(56,374)	(9,808)	36,211	32,556
Cumulative effect of change in accounting principle, net of tax of $592	—	887	—	—	—

Net (loss) income	$(27,491)	$(55,487)	$(9,808)	$36,211	$32,556

Net (loss) income per common share, basic before cumulative effect of change in accounting principle	$(0.54)	$(1.10)	$(0.19)	$0.72	$0.65
Cumulative effect of change in accounting principle per share	—	0.02	—	—	—

Net (loss) income per common share, basic	$(0.54)	$(1.08)	$(0.19)	$0.72	$0.65

Net (loss) income per common share, diluted before cumulative effect of change in accounting principle	$(0.54)	$(1.10)	$(0.19)	$0.71	$0.64
Cumulative effect of change in accounting principle per share	—	0.02	—	—	—

Net (loss) income per common share, diluted	$(0.54)	$(1.08)	$(0.19)	$0.71	$0.64

Weighted average common shares basic	51,304	51,241	50,437	50,280	50,100

Weighted average common shares diluted	51,304	51,241	50,437	51,510	50,925

Balance Sheet Data :
Cash and cash equivalents	$56,793	$54,438	$22,773	$23,596	$35,493
Investments and restricted cash	51,188	41,314	42,660	75,358	47,153
Working capital	116,184	125,354	120,665	159,541	130,111
Total assets	188,940	242,111	364,151	278,188	217,458
Long-term debt	—	10,000	20,000	30,000	—
Total shareholders’ equity	$117,149	$143,376	$210,587	$184,162	$158,535

______________

   (1)    In 2002, the Company adopted the provisions of (“EITF”) Issue No. 01-14, Income Statement Characterization of Reimbursement (“EITF 01-14”) and now accounts for billable expenses as a component of both revenue and direct costs. Prior periods have been reclassified for this change.

   (2)    In 2002, we incurred $4.2 million in connection with a restructuring plan. In 2001, we incurred $6.5 million, $0.9 million and $2.4 million in connection with our restructuring, merger of IRG into eJiva and charges associated with an executive employment agreement. In 2000, we incurred $4.4 million in restructuring charges related to our Canadian operations as well as certain U.S. operations. In 1999, we incurred $2.3 million of net special charges related to a winding down of an existing relationship with a large integrator client offset by $1.8 million in favorable settlements of outstanding claims that had been reserved. The charges related to the winding down of the relationship consisted of salary, travel and relocation expenses associated with the consultants who had been assigned to the client’s various projects.

   (3)    In 2002, we incurred $29.7 million in total charges related to goodwill impairments on eJiva of $12.1 million, Symphoni of $12.1 million, GFS of $1.7 million and MAP of $3.8 million. In 2001, we incurred $37.3 million in total charges related to goodwill impairments on CMI of $22.3 million, Direct Resources of $4.6 million and Symphoni of $10.4 million. In 2000, we incurred a $2.4 million write-off of impaired goodwill of Global Resource Management (“GRM”) that ceased operations in 2000.

   (4)    For the year ended December 31, 1998, income from operations reflect nonrecurring charges of $0.2 million relating to the amortization of deferred compensation issued to an executive as compensation for services.

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

   (7)    In 2002, we recognized a gain of $7.1 million upon the deconsolidation of itiliti.

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

iGate Corporation, formerly named iGate Capital Corporation, through its operating subsidiaries, is a worldwide provider of IT and Offshore Outsourcing services to large and medium-sized organizations. From inception and through February 2000, we conducted the majority of our business under the name of Mastech Corporation through our wholly-owned subsidiary Mastech Systems Corporation, a Pennsylvania corporation that was formed in July 1986.

In March 2000, we transferred substantially all of the assets of Mastech Systems Corporation to subsidiary operating companies. This reorganization was done to enable us to identify and penetrate emerging IT markets quickly and effectively. In addition, this strategy enabled us to expand our existing portfolio of services as well as to create new service offerings. We also acquired majority interests or made strategic investments in a number of companies in the internet related services market sector.

Our operating subsidiaries provide clients with a source for a broad range of IT applications solutions and Offshore Outsourcing service including: client/server design and development, conversion/migration services, ERP package implementation and integration services, software development and applications maintenance outsourcing.

The companies in the IT Staffing segment earn a substantial portion of their revenues on a time-and-materials basis as services are performed. Companies in the Offshore Outsourcing and Enterprise Applications segments recognize revenues on both a time-and-materials and proportional performance basis.

Critical Accounting Policies

The following explains our most significant accounting policies. See Note 1 to the Consolidated Financial Statements set forth on pages 39-45 of the Form 10-K for a complete description of our significant accounting policies.

Use of Estimates in the Preparation of Financial Statements

The preparation of our financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. All of the estimates that we make in preparing our financial statements are in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from our estimates, which could impact our earnings.

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

Accounts Receivable

We extend credit to clients based upon management’s assessment of their creditworthiness. Substantially all of our revenues (and the resulting accounts receivable) are from Fortune 500 companies, major systems integrators and governmental agencies.

Unbilled receivables represent amounts recognized as revenues for the periods presented based on services performed in accordance with the terms of client contracts that will be invoiced in subsequent periods.

Allowance for Uncollectible Accounts

We review accounts receivable periodically to determine the probability of loss. The allowance for uncollectible accounts is determined using the combination of the specific identification method for balances deemed uncollectible, as well as judgments made by us based upon historical and expected charge-off experience. If the financial condition of our customers deteriorates or if economic conditions worsen, additional allowances may be necessary, which may impact earnings.

Investments

Investments in money market funds are stated at cost, which approximates fair value. Investments in marketable equity securities are accounted for in accordance with Statements of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). We have determined that certain of our investments in marketable equity securities are classified as available-for-sale and recorded at fair value, utilizing the investments closing price at each reporting period. These investments are recorded on the balance sheet at market value, with the unrealized gains or losses, net of tax, reported as a component of comprehensive loss in the Consolidated Statement of Shareholders’ Equity and Comprehensive Loss. The unrealized gain or loss is the difference between our original cost for an investment and the investment’s fair value at each reporting period. Realized gains or losses on securities sold are calculated using the specific identification method.

If management determines that an investment in available for sale securities has sustained an other-than-temporary decline in its value, the investment is written down to its fair value, by a charge to earnings. Such evaluation is dependent on the specific facts and circumstances. Factors that are considered by us in determining whether an other-than-temporary decline in value has occurred include: the market value of the security in relation to its cost basis; the financial condition of the investee; and the intent and ability to retain the investment for a sufficient period of time to allow for recovery in the market value of the investment.

In evaluating these factors, management presumes a decline in value to be other-than-temporary if the market price of the security is 20% or more below the investment’s cost basis for a period of six months or more (the “20% criteria”). However, the presumption of an other-than-temporary decline in these instances may be overcome if there is persuasive evidence indicating that the decline is temporary in nature (e.g., strong operating performance of investee, historical volatility of investee, etc.). Additionally, there may be instances where impairment losses are recognized even if the 20% criteria is not satisfied (e.g., plan to sell the security in the near term and the fair value is below our cost basis). During 2002, we incurred impairment losses deemed to be other-than-temporary. These impairments are discussed in Note 3 to the Consolidated Financial Statements.

We account for investments in businesses in which we own between 20% and 50% of equity or otherwise acquire management influence using the equity method as prescribed by Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. Investments in which we acquire less than a 20% interest, or in which we do not acquire management influence are accounted for using the cost method of accounting or, if publicly traded, as available-for-sale securities. For investments accounted for using the cost or equity method of accounting, management evaluates information (e.g., budgets, business plans, financial statements, etc.) in addition to quoted market price, if any, in determining whether an other-than-temporary decline in value exists. Factors indicative of an other-than-temporary decline include recurring operating losses, credit defaults and subsequent rounds of financings at an amount below the cost basis of an investment. This list is not all-inclusive and management weighs all quantitative factors in determining if an other-than-temporary decline in value of an investment has occurred.

Goodwill and Intangible Assets

Goodwill is the excess of purchase price over the value of the net assets acquired. In January 2002, we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Under SFAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. Estimated fair values of reporting units underlying the segments were estimated using either a discounted cash flow methodology, recent comparable transactions or a combination thereof. For further discussions, see Note 4 to the Consolidated Financial Statements.

Stock Based Compensation

At December 31, 2002, we had seven stock-based employee compensation plans, which are described more fully in Note 10 to the Consolidated Financial Statements. SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”) gives companies the option to adopt the fair value method for expense recognition of employee stock options or to continue to account for employee stock options using the intrinsic value method, as outlined under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. We have elected to continue to apply the intrinsic value method to account for employee stock options and discloses the pro forma effect as if the fair value method had been applied in Note 10 to the Consolidated Financial Statements. The following table illustrates the effect on net loss per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	Year ended December 31,

	2002	2001	2000

	(in thousands, except per share amounts)

Net Loss, as reported	$(27,491)	$(55,487)	$(9,808)

Less: Total stock-based employee compensation expense Determined under fair value method for all awards	(498)	(2,343)	(4,981)

Pro forma net loss	$(27,989)	$(57,830)	$(14,789)

Earnings per share:
Basic and diluted
As reported	$(0.54)	$(1.08)	$(0.19)

Pro forma	$(0.55)	$(1.13)	$(0.29)

2002 Compared to 2001

The following tables present selected financial information for the Company’s reporting segments for the years ended December 31, 2002 and 2001:

The following comparisons include billable expenses as part of external revenues in accordance with EITF Issue No. 01-14, Income Statement Characterization of Reimbursements (“EITF 01-14”). We were required to reclassify all prior periods in order for them to be comparable to 2002 revenues. For further discussion refer to Note 1 to the Consolidated Financial Statements on page 39. All charges related to our restructuring are classified as special items in the information presented.

	Year Ended December 31, 2002

	Offshore Outsourcing	Enterprise Applications	IT Staffing	iGate Corporate(1)	Total

	(Dollars in thousands)
External revenues	$75,355	$63,229	$153,477	$587	$292,648
Cost of revenues	47,187	38,803	112,699	556	199,245

Gross margin	28,168	24,426	40,778	31	93,403
Selling, general and administrative	23,986	24,355	28,660	10,664	87,665
Special items	1,147	1,774	506	805	4,232
Goodwill impairment	—	12,121	17,567	—	29,688

Income (loss) from operations	$3,035	$(13,824)	$(5,955)	(11,438)	(28,182)

Other income, net				1,530	1,530
Equity in losses of affiliated companies				—	—
Minority interest				(441)	(441)
Gain on deconsolidation of subsidiary				7,086	7,086
Loss on venture investments and affiliated companies				(7,610)	(7,610)

Loss before income taxes				$(10,873)	$(27,617)

	Year Ended December 31, 2001

	Offshore Outsourcing	Enterprise Applications	IT Staffing	iGate Corporate(1)	Total

	(Dollars in thousands)
External revenues	$89,254	$93,650	$236,911	$1,604	$421,419
Cost of revenues	54,233	52,138	166,950	2,125	275,446

Gross margin	35,021	41,512	69,961	(521)	145,973
Selling, general and administrative	25,412	42,110	51,118	29,537	148,177
Special items	—	2,468	7,377	(44)	9,801
Goodwill impairment	—	—	37,344	—	37,344

Income (loss) from operations	$9,609	$(3,066)	$(25,878)	(30,014)	(49,349)

Other expenses, net				(3,638)	(3,638)
Equity in losses of affiliated companies				(7,977)	(7,977)
Minority interest				(1,337)	(1,337)
Gain on sale of stock of subsidiary				10,901	10,901
Loss on venture investments and affiliated companies				(9,029)	(9,029)

Loss before income taxes				$(41,094)	$(60,429)

   (1)    Corporate activities include general corporate expenses, interest income and expense, equity in losses and goodwill amortization of unconsolidated affiliates, minority interest, income or loss from joint ventures, one-time special charges and merger related expenses not identified to a specific segment, and other unallocated charges. The Company evaluates segments based on income from operations. Since certain administrative and other operating expenses or income sources have not been allocated to the operating business segments, this basis is not necessarily a measure computed in accordance with generally accepted accounting principles and it may not be comparable to other companies.

The following discussion compares our results of operations for the years ended December 31, 2002 and 2001. As discussed, we implemented restructuring plans and recognized impairment charges during the 2002 and 2001. See Note 4 to the Consolidated Financial Statements set forth on pages 39-45 of this Form 10-K for a description of restructuring, merger and impairment charges.

Offshore Outsourcing

Revenues for our Offshore Outsourcing segment were $75.4 million for year ended December 31, 2002 representing a decline of $13.9 million, or 15.6%, as compared to $89.3 million for the comparable year ended December 31, 2001. Billable expenses for this segment approximated 0.1% as a percentage of revenue for both years ended December 31, 2002 and 2001. During 2002, we were not able to grow our non-GE revenues as rapidly as we initially anticipated. Our Offshore Outsourcing segment is in the process of developing brand recognition, a proven track record and reputation in the industry. Mascot’s increased size through its impending acquisitions of eJiva and Aqua Regia is expected to increase its competitiveness against other offshore firms. Factors contributing to the revenue decline include decreases in IT spending, consultant utilization and overall billable headcount. We have also experienced delays from clients in closing new projects due to their uncertainty in the economy. We continue to experience pricing pressures from our customers.

The gross margin for our Offshore Outsourcing segment, including billable expenses, was 37.4% for the year ended December 31, 2002, as compared to 39.2% for the comparable year ended December 31, 2001. The decrease in gross margin in this segment was attributable to a combination of pricing pressures, increases in employee related costs and benefits, and by three significant blended rate contracts, which contributed approximately 30% of our Offshore Outsourcing segment revenues. Blended rates are rates that are fixed regardless of where the work is performed, onsite (“worked performed at customer sites”), or offshore (“work performed primarily in India”). These contracts have had a negative impact on margins due to startup costs being performed onsite.

Selling, general and administrative (“S,G&A”) expenses include all costs that are not directly associated with our Offshore Outsourcing segment’s revenue generating consultants. S,G&A expenses include non-consultant salaries and employees benefits, costs of consultants that are not being utilized on projects (i.e. “bench costs”), recruiting and training costs, rent, depreciation and amortization, as well as communications, facilities costs, and any additional expenses incurred in conjunction with our restructuring. Offshore Outsourcing S,G&A costs for the year ended December 31, 2002 were $24.0 million, or 31.8% of revenues as compared to $25.4 million, or 28.5% of revenues for the comparable year. Our S,G&A costs in 2002 excluded restructuring costs of $1.1 million. While S,G&A costs as a percentage of revenues rose for comparable years, our absolute dollar costs decreased $1.4 million or 5.6%.

Income from operations for the Offshore Outsourcing segment for the year ended December 31, 2002 was $3.0 million or 4.0% of revenues as compared to $9.6 million or 10.8% of revenues for the comparable year ended December 31, 2001. The decreases were attributed to a decline in overall revenue volume, an unfavorable mix of salaried consultants to subcontractor labor which directly affects our gross margin, an increase in S,G&A costs as a percentage of revenue and costs incurred in conjunction with our restructuring.

Enterprise Applications

Revenues for our Enterprise Applications segment were $63.2 million for the year ended December 31, 2002, a decrease of $30.4 million, or 32.5% as compared to $93.7 million for the comparable year ended December 31, 2001. Billable expenses for this segment approximated 5.3% and 5.4% as a percentage of revenue for the years ended December 31, 2002 and 2001, respectively. The decline in revenues for the segment was mainly attributable to continued weakness in IT spending, decreases in consultant utilization and overall billable consultant headcount. We have also experienced project delays from clients over the past few months due to their uncertainty in the economy. We continue to experience pricing pressures from our customers.

The gross margin for our Enterprise Applications segment, including billable expenses, was 38.6% for the year ended December 31, 2002, as compared to 44.3% for the comparable year ended December 31, 2001. The decrease in gross margin in this segment was attributable to a combination of pricing pressures and increases in employees’ related costs and benefits.

Enterprise Applications S,G&A costs for the year ended December 31, 2002 were $24.4 million, or 38.5% of revenues, as compared to $42.1 million or 45.0% of revenues for the comparable year ended December 31, 2001. The overall decrease in S,G&A costs was mainly attributable to better management of bench costs, employee headcount and other operating costs.

Restructuring costs incurred were $1.8 million in 2002 and $2.5 million in 2001. We also incurred goodwill impairment charges of $12.1 million in 2002 related to eJiva.

Loss from operations for the Enterprise Applications segment for the year ended December 31, 2002 was $13.8 million, or 21.9% of revenues, as compared to an operating loss of $3.1 million, or 3.3% of revenues for the comparable year ended December 31, 2001. The loss incurred in 2002 was mainly due to restructuring costs and goodwill impairment charges. The loss incurred in 2001 was due to restructuring costs as well as increases in S,G&A costs as a percentage of revenues.

IT Staffing

Revenues for our IT Staffing segment were $153.5 million for the year ended December 31, 2002, a decline of $83.4 million, or 35.2%, as compared to $236.9 million for the comparable year ended December 31, 2001. Billable expenses for this segment approximated 1.4% and 1.6% as a percentage of revenues for the years ended December 31, 2002 and 2001, respectively. In December 2001, we closed the operations of Chen & McGinley, Inc. (“CMI”). CMI’s revenues in 2001 were $19.0 million. Other factors contributing to the decline in revenues for the segment were mainly attributable to continued weaknesses in IT spending, decreases in consultant utilization and overall billable consultant headcount. Because of competitive pricing pressures, billing rates for consultants for comparable years have had a negative impact on revenues.

The gross margin for our IT Staffing segment, including billable expenses, was 26.6% for the year ended December 31, 2002, as compared to 29.5% for the comparable year ended December 31, 2001. The decrease in gross margin in this segment was attributable to a combination of pricing pressures, increases in employee related costs and benefits, as well as increased usage of subcontractor labor. CMI’s closure did not negatively impact gross margins on a comparative basis.

IT Staffing S,G&A costs for the year ended December 31, 2002 were $28.7 million, or 18.7% of revenues, as compared to $51.1 million, or 21.6% of revenues for the year ended December 31, 2001. CMI’s operating expenses in 2001 were $27.5 million, which contributed to the overall decline in S,G&A costs in 2002. Other factors contributing to the decline in S,G&A costs were attributable to better management of bench costs, employee headcount and other operating costs.

Restructuring costs incurred were $0.5 million in 2002 and $7.4 million in 2001. We also incurred goodwill impairment charges of $17.6 million in 2002 related to Symphoni, GFS and MAP, and goodwill impairment charges of $37.3 million in 2001 related to CMI, Symphoni and Direct Resources.

 Loss from operations for the IT Staffing segment for the year ended December 31, 2002 was $6.0 million, or 3.9% of revenues, as compared to an operating loss of $25.9 million, or 10.9% of revenues for the comparable year ended December 31, 2001. The losses incurred in 2002 and 2001, respectively, were due to restructuring costs and goodwill impairment charges incurred. In 2002, we also experienced declines in revenue volume and an unfavorable mix of salaried consultants to subcontractor labor which directly affect gross margin. Loss from operations as a percentage of revenue improved due to decreases in S,G&A spending, which offset declines in volume and unfavorable labor mixes.

iGate Corporate

iGate Corporate’s segment reports operating results of itiliti, MobileHelix and jobcurry. In March 2002, we deconsolidated itiliti, and closed the operations of MobileHelix. jobcurry continues to provide recruiting and placement services for iGate Corporate and outside customers. Revenues for the segment for the year ended December 31, 2002 were $0.6 million, a decrease of $1.0 million, or 63.4% from revenues of $1.6 million for the comparable year ended December 31, 2001, due to declines in revenues of itiliti, MobileHelix and jobcurry.

Gross margins were of 5.3% for the year ended December 31, 2002 and a loss of 32.5% for the year ended December 31, 2001, as costs exceeded revenue amounts for MobileHelix and itiliti.

iGate Corporate’s segment SG&A expenses for the year ended December 31, 2002 were $10.7 million, a decline of $18.9 million, or 63.9% from $29.5 million for the comparative year ended December 31, 2001. This decline in S,G&A costs on a comparative basis was attributable to the closure and deconsolidations of MobileHelix and itiliti, respectively, as well as declines in headcount and other S,G&A costs in 2002. Restructuring costs incurred were $0.8 million in 2002.

Other Income (Expense) Components

	Year Ended December 31,

	2002	2001

Other income (expense), net	$1.5	$(3.6)
Minority interest	(0.4)	(1.3)
Gain on deconsolidation of subsidiary	7.1	—
Equity in losses of affiliated companies	—	(8.0)
Loss on venture investments and affiliated companies	(7.6)	(9.0)
Gain on sale of stock of unconsolidated affiliates	—	10.9

Other income (expense), net

Other income (expense), net for the year ended December 31, 2002 totaled $1.5 million and consisted of interest income on cash and cash equivalents of $3.0 million, foreign currency translation gains of $1.3 million offset by interest expense of $1.6 million, interest accretion of $1.0 million and miscellaneous expense of $0.2 million. Other income (expense), net for the year ended December 31, 2001 consisted of interest income on cash and cash equivalents of $3.1 million, foreign currency translation losses of $2.0 million, expense associated with the write-down of Speechworks warrants of $1.4 million, interest expense of $3.5 million and miscellaneous income of $0.2 million.

Minority interest

Minority interest reflects the share of the net income or loss of our majority-owned operating subsidiaries attributable to the minority owners. Minority interest amounted to expense of $0.4 million for the year ended December 31, 2002, compared to expense of $1.3 million for the year ended December 31, 2001. The minority interest expense in 2002 was the minority share of the net income of Mascot. The minority interest expense in 2001 consisted of the minority share of the net income of Mascot and IRG, net of the minority share of the net loss of Symphoni and itiliti.

Gain on deconsolidation of subsidiary

We recorded a gain on deconsolidation of itiliti of $7.1 million for the year ended December 31, 2002, that is more fully discussed in Note 3 to the Consolidated Financial Statements.

Equity in losses of affiliated companies

We had no joint venture or equity investment activity in 2002. In 2001, equity in losses of affiliated companies consisted of our share of the net losses of our joint ventures, Synerge, LLC (d/b/a iProcess) and PTI, and of our equity investments in Air2Web and VCampus Corporation (“VCampus”). We sold our share in PTI on February 23, 2001, and, accordingly, recognized our share of PTI’s losses through February 22, 2001. We sold our share of iProcess on June 20, 2001 and recognized a gain of $1.8 million related to the sale. Equity in losses of affiliated companies for the year ended December 31, 2001 totaled $8.0 million.

Loss on venture investments and affiliated companies

In 2002, we recognized impairment losses of $7.4 million related to our investments in Speechworks and Air2Web. We also sold our shares in Versata, Inc. (“Versata”) stock at a loss $ 0.2 million. These losses are included as a component of Loss on Venture Investments and Affiliated Companies in the Consolidated Statement of Operations. We recognized a loss on venture investments and affiliated companies of $9.0 million for the year ended December 31, 2001. We recognized a $3.5 million loss on our investment in Bluewater Information Convergence. Inc. (“Bluewater”), a $2.0 million loss on our investment in Xpede, Inc. (“Xpede”), as well as losses in Ordercare, Inc. (“Ordercare”), Escend Technologies, Inc. (“Escend”) and Brainbench, Inc. (“Brainbench”) of $0.7 million, $2.7 million and $1.3 million, respectively. We also recognized an impairment loss of $5.0 million on our Air2Web investment due to the fact that the pre-money valuation in an additional financing round was significantly less than our proportionate carrying value. In April 2001, we sold 300,000 shares of Speechworks stock for a realized gain of $6.4 million. Further, we sold our remaining investment in VCampus resulting in a $0.2 million loss.

Gain on sale of stock of unconsolidated affiliates

In February 2001, we sold our approximate 50% interest in PTI to Red Hat in exchange for approximately 3.2 million shares of Red Hat common stock. The gain on sale of stock of unconsolidated affiliate for the year ended December 31, 2001 consisted of a $16.7 million gain on the sale of PTI less a realized loss of $5.8 million on the sale of Red Hat common stock that we received. We have sold all of our shares in Red Hat that are not subject to an escrow agreement.

During the year ended December 31, 2001, we had a gain on the cumulative effect of a change in accounting principle of $0.9 million, net of tax. The net gain resulted from our implementation of SFAS No. 133 Accounting for Derivative Investments and Hedging Activities, on January 1, 2001 and was related to our recording the net value of our derivative investments in Speechworks common stock warrants. These warrants were subsequently written down to $0 during the same year. We no longer hold any Speechworks warrants.

Our income tax benefit was $0.1 million at an effective rate of 0.5% for the year ended December 31, 2002. Our income tax benefit for the comparable year in 2001 was $4.1 million at an effective rate of 6.7%. The significant items comprising our effective rate included the write-off of impaired goodwill that is not recognized for tax purposes, non-deductible goodwill amortization and equity losses which are offset by a tax holiday in India related to our Mascot subsidiary.

2001 Compared to 2000

The following tables present selected financial information for the Company’s reporting segments for the years ended December 31, 2001 and 2000:

The following comparisons include billable expenses as part of external revenues in accordance with EITF Issue No. 01-14, Income Statement Characterization of Reimbursements (“EITF 01-14”). We were required to reclassify all prior periods in order for them to be comparable to 2002 revenues. For further discussion, refer to Note 1 to the Consolidated Financial Statements on page 39. All charges related to our restructuring are classified as special items in the information presented.

	Year Ended December 31, 2001

	Offshore Outsourcing	Enterprise Applications	IT Staffing	iGate Corporate(1)	Total

	(Dollars in thousands)
External revenues	$89,254	$93,650	$236,911	$1,604	$421,419
Cost of revenues	54,233	52,138	166,950	2,125	275,446

Gross margin	35,021	41,512	69,961	(521)	145,973
Selling, general and administrative	25,412	42,110	51,118	29,537	148,177
Special items	—	2,468	7,377	(44)	9,801
Goodwill impairment	—	—	37,344	—	37,344

Income (loss) from operations	$9,609	$(3,066)	$(25,878)	(30,014)	(49,349)

Other expenses, net				(3,638)	(3,638)
Equity in losses of affiliated companies				(7,977)	(7,977)
Minority interest				(1,337)	(1,337)
Gain on sale of stock of subsidiary				10,901	10,901
Loss on venture investments and affiliated companies				(9,029)	(9,029)

Loss before income taxes				$(41,094)	$(60,429)

	Year Ended December 31, 2000

	Offshore Outsourcing	Enterprise Applications	IT Staffing	iGate Corporate(1)	Total

	(Dollars in thousands)
External revenues	$71,434	$112,880	$299,903	$7,440	$491,657
Cost of revenues	42,028	64,658	214,234	6,075	326,995

Gross margin	29,406	48,222	85,669	1,365	164,662
Selling, general and administrative	20,621	58,607	67,074	33,074	179,376
Special items	—	682	1,462	2,241	4,385
Goodwill impairment	—	—	2,455	—	2,455

Income (loss) from operations	$8,785	$(11,067)	$14,678	(33,950)	(21,554)

Other expenses, net				(4,727)	(4,727)
Equity in losses of affiliated companies				(13,639)	(13,639)
Minority interest				794	794
Gain on sale of stock of subsidiary				26,853	26,853

Loss before income taxes				$(24,669)	$(12,273)

   (1)    Corporate activities include general corporate expenses, interest income and expense, equity in losses and goodwill amortization of unconsolidated affiliates, minority interest, income or loss from joint ventures, one-time special charges and merger related expenses not identified to a specific segment, and other unallocated charges. The Company evaluates segments based on income from operations. Since certain administrative and other operating expenses or income sources have not been allocated to the operating business segments, this basis is not necessarily a measure computed in accordance with generally accepted accounting principles and it may not be comparable to other companies.

Offshore Outsourcing

Revenues for our Offshore Outsourcing segment were $89.3 million for the year ended December 31, 2001 representing an increase of $17.8 million, or 24.9%, as compared to $71.4 million for the comparable year ended December 31, 2000. Billable expenses for this segment approximated 0.1% and 0.3% as a percentage of revenue for the years ended December 31, 2001 and 2000, respectively. Revenues increased due to growth in the existing customer base and the expansion of service offerings to existing customers.

The gross margin for our Offshore Outsourcing segment, including billable expenses, was 39.2% for the year ended December 31, 2001, as compared to 41.2% for the comparable year ended December 31, 2000. The decrease in gross margin was attributable to a combination of pricing pressures and increases in employees related costs and benefits.

Offshore Outsourcing S,G&A costs for the year ended December 31, 2001 were $25.4 million, or 28.5% of revenues, as compared to $20.6 million, or 28.9% of revenues for the comparable year ended December 31, 2000. While S,G&A costs as a percentage of revenues declined for comparable years, our absolute dollar costs increased $4.8 million, or 23.2%. There were no specific factors or costs that can be attributed to the increase, as costs increased in categories discussed above.

Income from operations for the Offshore Outsourcing segment for the year ended December 31, 2001 was $9.6 million, or 10.8% of revenues, as compared to $8.8 million, or 12.3% of revenues for the comparable year ended December 31, 2000. The increase in absolute dollars was attributed to increases in revenue volume and decreases in S,G&A costs as a percentage of revenue. Our income from operations as a percentage of revenue declined due to unfavorable mix of salaried consultants to subcontractor labor.

Enterprise Applications

Revenues for our Enterprise Applications segment were $93.7 million for the year ended December 31, 2001, a decrease of $19.2 million, or 17.0%, as compared to $112.9 million for the comparable year ended December 31, 2000. Billable expenses for this segment approximated 5.4% and 6.5% as a percentage of revenue for the years ended December 31, 2001 and 2000, respectively. The decline in revenues for the segment was mainly attributable to continued weakness in IT spending, decreases in consultant utilization and overall billable consultant headcount. We experienced project delays from clients due to their uncertainty in the economy. We experienced pricing pressures from our customers.

The gross margin for our Enterprise Applications segment, including billable expenses, was 44.3% for the year ended December 31, 2001, as compared to 42.7% for the comparable year ended December 31, 2000. The decrease in gross margin in this segment was attributable to a combination of pricing pressures, increases in employees’ related costs and benefits as well as an unfavorable mix of salaried consultants to subcontractor labor.

Enterprise Applications S,G&A costs, excluding special items, for the year ended December 31, 2001 were $42.1 million, or 45.0% of revenues, as compared to $58.6 million, or 51.9% of revenues for the comparable year ended December 31, 2000. The overall decrease in S,G&A costs was mainly attributable to better management of bench costs, employee headcount and other operating costs. Restructuring costs incurred were $2.5 million in 2001 and $0.7 million in 2000.

Loss from operations for the Enterprise Applications segment for the year ended December 31, 2001 was $3.1 million, or 3.3% of revenues, as compared to an operating loss of $11.1 million, or 9.8% of revenues for the comparable year ended December 31, 2000. The loss from operations in both 2001 and 2000 were due to restructuring costs incurred as well as increases in S,G&A costs.

IT Staffing

Revenues for our IT Staffing segment were $236.9 million for the year ended December 31, 2001, a decline of $63.0 million or 21.0%, as compared to $299.9 million for the comparable year ended December 31, 2000. Billable expenses for this segment approximated 1.6% and 2.3% as a percentage of revenue for the years ended December 31, 2001 and 2000, respectively. Factors contributing to the decline in revenues for the segment were mainly attributable to continued weaknesses in IT spending, decreases in consultant utilization and overall billable consultant headcount. Because of competitive pricing pressures, billing rates for consultants for comparable years have had a negative impact on revenues.

The gross margin for our IT Staffing segment, including billable expenses, was 29.5% for the year ended December 31, 2001, as compared to 28.6% for the comparable year ended December 31, 2000. The increase in gross margin percentage in this segment was mainly attributable to higher utilization of salaried consultants.

The IT Staffing segments S,G&A costs for the year ended December 31, 2001 were $51.1 million, or 21.6% of revenues, as compared to $67.1 million, or 22.4% of revenues for the year ended December 31, 2000.

Restructuring costs incurred were $7.4 million in 2001 and $1.5 million in 2000. We also incurred goodwill impairment charges of $37.3 million in 2001 related to CMI, Symphoni, and Direct Resources, and goodwill impairment charges of $2.5 million in 2000 related to GRM. CMI’s operating expenses in 2001 were $27.5 million, which contributed to the overall increase in S,G&A costs in 2001.

Loss from operations for the IT Staffing segment for the year ended December 31, 2001 was $25.9 million, or 10.9% of revenues, as compared to operating income of $14.7 million, or 4.9% of revenues for the comparable year ended December 31, 2000. The loss from operations incurred in 2001 was due to restructuring and goodwill impairment charges.

iGate Corporate

iGate Corporate’s segment reports operating results of itiliti, MobileHelix and jobcurry. Revenues for the segment for the year ended December 31, 2001 were $1.6 million, a decrease of $5.8 million, or 78.4% from revenues of $7.4 million for the comparable year ended December 31, 2000, due to declines in the revenues of itiliti, MobileHelix, jobcurry.

Gross margins were a loss of 32.5% for the year ended December 31, 2001 as costs exceeded revenue amounts for MobileHelix and itiliti, and 18.3% for the year ended December 31, 2000.

iGate’s segment expenses for the year ended December 31, 2001 were $29.5 million, a decline of $5.8 million, or 16.5% from $35.3 million for the comparative year ended December 31, 2000. This decline in S,G&A costs on a comparative basis was attributable to declines in headcount and other S,G&A costs in 2001. Restructuring costs were $2.2 million in 2000.

We recognized total net equity losses of $8.0 million for the year ended December 31, 2001, and $13.6 million for the year ended December 31, 2000, related to our equity interests in PTI, iProcess, Air2Web and VCampus. These losses are included as part of “Equity in Losses of Affiliated Companies” on the Consolidated Statement of Operations.

Minority interest reflects the pro rata share of net income or loss of our majority-owned operating subsidiaries attributable to the minority owners. Minority interest amounted to expense of $1.3 million for the year ended December 31, 2001. The minority interest expense in 2001 consisted of the minority share of the net income of Mascot, and IRG (prior to its merger with eJiva), net of the minority share of losses in Symphoni and itiliti. In 2000, the minority share of the net losses of Symphoni and itiliti exceeded the minority share of the net income of Mascot, resulting in $0.8 million of minority income. In addition, the minority partner’s basis in itiliti reached zero during 2001 without any legal obligation to fund additional operating losses. As required by generally accepted accounting principles, losses generated by this subsidiary were allocated 100% to iGate. During 2001, we absorbed $0.9 million of these losses. In March 2002, our interest in itiliti was diluted to an equity investment.

We incurred $3.6 million of other expense, net for the year ended December 31, 2001. Other expense, net consists of interest income, interest expense, and foreign exchange translation gains (losses) on certain of our advances to our foreign subsidiaries. For the year ended December 31, 2000, we recorded other expense, net of $4.7 million, consisting mainly of interest expense on our debts with PNC, GE Equity and foreign exchange translation gains (losses) on intercompany advances.

We recognized a loss on venture investments and affiliated companies of $9.0 million for the year ended December 31, 2001. We recognized a $3.5 million loss on our investment in Bluewater, a $2.0 million loss on our investment in Xpede, as well as losses in Ordercare, Escend and Brainbench of $0.7 million, $2.7 million and $1.3 million, respectively. We also recognized an impairment loss of $5.0 million on our Air2Web investment due to the fact that the pre-money valuation in an additional financing round was significantly less than our proportionate carrying value. In April 2001, we sold 300,000 shares of Speechworks stock for a realized gain of $6.4 million. Further, we sold our remaining investment in VCampus resulting in a $0.2 million loss.

For the year ended December 31, 2001, we recognized a net gain on the sale of our interest in PTI to Red Hat in the amount of $10.9 million, which consists of the net gain of $16.7 million initially recognized on the sale, offset by $5.8 million losses we recognized on the sale of Red Hat Common Stock that we received. We have sold all of our shares in Red Hat Common Stock that are not subject to an escrow agreement. During 2000, we recognized a gain of $26.9 million on our underlying basis change due to Mascot’s initial public offering. All items are recorded in “Gain on Sale of Stock of Subsidiaries” in the Consolidated Statements of Operations.

Our income tax benefit was $4.1 million at an effective rate of 6.7% for the year ended December 31, 2001, as compared to $2.5 million at an effective rate of 20.1% at December 31, 2000, primarily due to the goodwill impairment charge recorded during 2001. The significant items comprising our effective rate include the write-off of non-deductible goodwill and related amortization, offset to an extent by our tax holiday in India.

Liquidity and Capital Resources

Our working capital decreased $9.2 million from December 31, 2001 to December 31, 2002. Our accounts receivable decreased by $13.4 million from December 31, 2001 and our days sales outstanding decreased to 64 days at December 31, 2002 from 68 days at December 31, 2001. We generated sufficient cash to fund our operations.

At December 31, 2002, we had cash and short-term investments of $56.8 million and $51.2 million, respectively, as compared to cash and short-term investments of $54.4 million and $41.3 million, respectively, at December 31, 2001. Short-term investments at December 31, 2002 and 2001 consisted mainly of highly liquid short-term investments. Our focus over the past two years has been liquidity along with the preservation of our principal holdings.

During the year ended December 31, 2002, we used $0.9 million to purchase the portion of Symphoni outstanding membership units that we did not own. We also paid $4.9 million in contingent consideration for prior acquisitions. We paid GE Capital Equity Investments, Inc. the remaining outstanding principal balance plus accrued interest on our Convertible Promissory Note of $10 million on September 23, 2002. We did not use our cash reserves for any other significant financing or investing activities, with the exception of operating cash being transferred from money market accounts or other short-term investments, and certain capital expenditures that were incurred during the ordinary course of business.

We restructured our businesses in 2002 and 2001. As a result of these restructurings, we will be required to make cash payments in future years. The nature of the payments and the reasons for the restructurings are discussed more fully in Note 4 to the Consolidated Financial Statements. The following table details the cash payments that we will be required to make in the future years:

	2003	2004	2005	2006	2007	Thereafter

Severance, bonus and related items	$935	$1,702	$—	$—	$—	$—
Lease costs of office closure	1,763	1,229	654	101	25	34

Total	$2,698	$2,931	$654	$101	$25	$34

We also have financial commitments related to future compensating payouts and existing leases on our occupied space. Our commitments are as follows:

	2003	2004	2005	2006	2007	Thereafter

Put option (see below)	$9,300	$—	$—	$—	$—	$—
Leases	4,019	3,619	3,257	2,024	1,561	2,531

Total	$13,319	$3,619	$3,257	$2,024	$1,561	$2,531

We maintain a $50.0 million secured credit facility with PNC that was renewed and amended through July 2003. The PNC Facility provides a maximum loan amount of $50.0 million, subject to the balance of our accounts receivable and certain other factors. As of the quarter ended December 31, 2002, we did not obtain the specified required level of “Minimum Consolidated Income from Operations”. We obtained a waiver of the financial covenant violation of noncompliance from PNC. The waiver obtained from PNC covers all activity related to the PNC Facility, through the next measurement date of March 31, 2003. The provisions of the PNC Facility require us to maintain at least $30.0 million in cash and cash equivalents, which includes $25.0 million that we are required to pledge to PNC. We currently have $30.6 million in borrowings available to us through the PNC Facility at February 4, 2003.

On July 2, 2002, iGate paid the Co-Founders of IRG $1.8 million in contingent consideration related to revenue targets being met that were agreed to as part of iGate’s acquisition agreement with IRG. In future years, we may be required to pay a maximum of $1.7 million in additional payments for prior acquisitions. These payments will be paid by June 2003 and we will have no further obligations under these agreements.

In April 2002, we filed our 2001 Corporate tax return. As a result of significant tax losses, we received a tax refund in the amount of $11.7 million.

In December 2001, IRG, a majority-owned subsidiary of the Company, merged with and into eJiva (the “eJiva Merger”). As consideration for the eJiva Merger, the Co-Founders of IRG, who held in aggregate a minority interest in IRG, received common stock of eJiva equal to 4.8% of the issued and outstanding stock of eJiva. In recognition of certain agreements that were made with the Co-Founders of IRG when iGate acquired its majority interest in IRG, the Co-Founders received a put option which will permit them to sell these shares of common stock to eJiva on September 1, 2003, for an aggregate $9.3 million. In the event eJiva is sold prior to September 1, 2003 for a price that results in the Co-Founders of IRG receiving less than $9 million in the aggregate for their eJiva shares, eJiva has agreed to pay the Co-Founders of IRG cash in the amount of the difference. When iGate acquired IRG in March 2000, iGate agreed to make certain payments to the Co-Founders of IRG up to a maximum aggregate amount of $3.5 million upon the satisfaction of certain revenue targets as measured on March 1 of 2001, 2002 and 2003. In conjunction with the acquisition of eJiva by Mascot on January 1, 2003, iGate has agreed to assume the obligations with respect to these payments.

Inflation

We do not believe that inflation had a significant impact on our results of operations for the periods presented. On an ongoing basis, we attempt to minimize any effects of inflation on our operating results by controlling operating costs and whenever possible, seeking to insure that billing rates reflect increases in costs due to inflation.

We believe that we will be able to meet our liquidity and cash needs for the next twelve months through a combination of cash flows from operating activities, cash balances and unused borrowing capacities.

For all significant foreign operations, the functional currency is the local currency. Assets and liabilities of these operations are translated at the exchange rate in effect at each year-end. Statement of Operations accounts are translated at the average rate exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included as a component of other comprehensive loss. Realized gains and losses from foreign currency transactions are included in net income for the periods presented.

Seasonality

Our operations are generally not affected by seasonal fluctuations. However, our consultants’ billable hours are affected by national holidays and vacation policies, which vary by country and by operating company.

Economic Trends

The economic downturn that we have experienced over the last year has resulted in a revenue decline of $128.8 million, a 30.6% decrease from the prior year. We attribute this revenue decline to several factors. First, lower demand for outside services. Our clients, concerned by their own cost structure, are accomplishing their IT needs with their own internal resources. Second, our clients tight IT budgets and focus on projects with high ROI (Return on Investment) resulted in fewer and smaller projects. Third, increased competition from both IT services and software companies drove pricing down. Pricing pressure was felt across all geographies and industry sectors.

Our solutions offerings are purchased as value added projects by customers and in times of economic slowdown, are the types of projects that are the first to be delayed or cancelled. Our ODC facilities are located in India, and as part of the sales process, we encourage potential customers to visit our ODC facilities and we believe the political unrest in the Asia Pacific region has slowed traveling abroad considerably.

Recently Issued Accounting Standards

Exit and disposal activities

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). SFAS 146, which becomes effective for exit or disposal activities that are initiated after December 31, 2002, addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred, rather than at the date of an entity’s commitment to an exit plan. The Company will apply the provisions of SFAS 146 to all disposal activities initiated after December 31, 2002.

Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”). SFAS 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the prior disclosure guidance and requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 also amends APB Opinion No. 128 Interim Financial Reporting to require disclosure about the effects on reported net income in interim financial information. SFAS 148 was effective for fiscal years ending after December 15, 2002. The Company adopted the disclosure requirements for this standard effective December 31, 2002.

Guarantees

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 clarifies and expands on existing disclosure requirements for guarantees, including loan guarantees. It also would require that, at the inception of a guarantee, the Company must recognize a liability for the fair value, of its obligation under that guarantee. The initial fair value recognition and measurement provisions will be applied on a prospective basis to certain guarantees issued or modified after December 31, 2002. The disclosure provisions are effective for financial statements of periods ending after December 15, 2002. We do not expect that the adoption of FIN 45 will have a material impact on our financial position, results of operations or cash flows.

Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risk and rewards of ownership among their owners and other parties involved. The provisions of FIN 46 are effective immediately to all variable entities created after January 1, 2003 and variable interest entities in which an enterprise obtains an interest in after that date. For variable interest entities created before this date, the provisions are effective July 31, 2003. The Company does not expect the adoption of this standard will have a material impact on its Consolidated Financial Statements.

Revenue Arrangements

In January 2003, the EITF released Issue No. 00-21 (“EITF 00-21”), Revenue Arrangements with Multiple Deliverables, which addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, EITF 00-21 addresses whether an arrangement contains more than one unit of accounting and the measurement and allocation to the separate units of accounting in the arrangement. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company has not yet determined what effect the adoption of this standard will have on its Consolidated Financial Statements.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On June 30, 1998, we entered into a foreign exchange contract with PNC to hedge our foreign exchange exposure on certain intercompany debt. This contract matured at each quarter henceforth through December 31, 2002, and was liquidated. The outstanding contract was for sale by us in the amount of $6.0 million Canadian dollars at 1.5759 or U.S. $3.8 million. We liquidated the contract at 1.5738 or U.S. $3.8 million.

Short-term investments are invested in highly liquid securities such as money market funds and certain corporate bonds with maturities of one year or less, and marketable equity securities. These securities are generally classified as available for sale and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. Part of this portfolio includes minority equity investments in several publicly traded companies, the values of which are subject to market price volatility. As a result of market price volatility of our publicly traded equity investments, we experienced a $0.4 million decrease in net unrealized gains during fiscal 2002 on these investments. We have also invested in one privately held company (Air2Web), which can still be considered in the startup or development stage. This type of investment is inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. We could lose our entire initial investment in this company. During the year ended December 31,2002, we recognized an impairment loss of $6.8 million related to our investment in Air2Web.

The following analysis presents the hypothetical changes in fair values of public equity investments that are sensitive to changes in the stock market (in millions):

	Valuation of securities given X% decrease in each stock price			Fair Value as of December 31, 2002	Valuation of securities given X% increase in each stock price

	(75%)	(50%)	(25%)		25%	50%	75%

Corporate equities	$0.6	$1.1	$1.7	$2.3	$2.9	$3.4	$4.0

These equity securities are held for purposes other than trading. The model technique used measures the hypothetical change in fair values arising from selected hypothetical changes in each stock’s price. Stock price fluctuations of plus or minus 25%, 50%, and 75% were selected based on the probability of their occurrence.

The Company’s cash flow and earnings are subject to fluctuations due to exchange rate variation. Foreign currency risk exists by nature of the Company’s global operations. The Company sells its services in a number of locations around the world, and hence foreign currency risk is diversified.

When appropriate, the Company may attempt to limit its exposure to changing foreign exchange rates through both operational and financial market actions. These actions may include entering into forward contracts to hedge existing exposures. The instrument is used to reduce risk by essentially creating offsetting currency exposure.

Substantially all of the Company’s foreign affiliates’ financial instruments are denominated in their respective functional currencies. Accordingly, exposure to exchange risk on foreign currency financial instruments is not material.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements and Supplementary Data required by this item are filed as part of this Form 10-K. See Index to Consolidated Financial Statements on page 32 of this Form 10-K.

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL REPORTING

The accompanying consolidated financial statements of iGate Corporation and subsidiaries have been prepared by management, which is responsible for their integrity and objectivity. The statements have been prepared in conformity with accounting principles generally accepted in the United States of America and necessarily include amounts based on management’s best estimates and judgments.

Management has established and maintains a system of internal controls designed to provide reasonable assurance that assets are safeguarded and that the Company’s financial records reflect authorized transactions of the Company. The system of internal controls includes widely communicated statements of policies and business practices that are designed to require all employees to maintain high ethical standards in the conduct of Company affairs. The internal controls are augmented by organizational arrangements that provide for appropriate delegation of authority and division of responsibility.

The Company’s consolidated financial statements for the year ended December 31, 2002 have been audited by PricewaterhouseCoopers LLP, independent accountants, whose report thereon appears on page 33 of this Form 10-K. As part of its audit of the Company’s 2002 financial statements, PricewaterhouseCoopers LLP considered the Company’s system of internal controls to the extent it deemed necessary to determine the nature, timing and extent of its audit tests. Management has made available to PricewaterhouseCoopers LLP the Company’s financial records and related data.

The Board of Directors pursues its responsibility for the Company’s financial reporting and accounting practices through its Audit Committee, all of the members of which are independent directors. The Audit Committee’s duties include recommending to the Board of Directors the independent accountants to audit the Company’s financial statements, reviewing the scope and results of the independent accountants activities and reporting the results of the committee’s activities to the Board of Directors. The independent accountants have met with the Audit Committee in the presence of management representatives to discuss the results of their audit work and their comments on the adequacy of internal accounting controls, and the quality of financial reporting. The independent accountants have direct access to the Audit Committee.

Sunil Wadhwani Co-Chairman, Chief Executive Officer and Director

Michael J. Zugay Senior Vice President and Chief Financial Officer

iGATE CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of iGate Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity and comprehensive loss and cash flows present fairly, in all material respects, the financial position of iGate Corporation and subsidiaries at December 31, 2002 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The consolidated financial statements of iGate Corporation as of December 31, 2001, and for each of the two years in the period ended December 31, 2001, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated February 5, 2002 except with respect to the matters discussed in Notes 6 and 16 to the Consolidated Financial Statements, as to which the date is March 15, 2002. As discussed in Notes 1 and 4 to the consolidated financial statements, these financial statements have been revised to reflect the adoption of Emerging Issues Task Force Issue No. 01-14, Income Statement Characterization of Reimbursements, and to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which were adopted by the Company as of January 1, 2002. In addition, as described in Note 13, these financial statements were revised to reflect the change in the composition of the Company’s reportable segments. We audited the adjustments and the transitional disclosure described in Notes 1 and 4, respectively, that were applied to revise the December 31, 2001 and 2000 financial statements. We also audited the adjustments to the business segment information included in Note 13 that were applied to restate the 2001 and 2000 financial statements. In our opinion, all such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the December 31, 2001 or 2000 financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the December, 2001 or 2000 financial statements taken as a whole.

PRICEWATERHOUSECOOPERS LLP

Pittsburgh, Pennsylvania February 4, 2003 except for Note 16, for which the date is February 26, 2003

REPORT OF PREVIOUS INDEPENDENT ACCOUNTANTS

THE FOLLOWING REPORT IS A COPY OF A PREVIOUSLY ISSUED REPORT BY ARTHUR ANDERSEN LLP AND IT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP. ARTHUR ANDERSEN LLP HAS NOT CONSENTED TO ITS INCLUSION; THEREFORE, AN INVESTOR’S ABILITY TO RECOVER ANY POTENTIAL DAMAGE MAY BE LIMITED.

To the Board of Directors and Shareholders of iGate Corporation:

We have audited the accompanying consolidated balance sheets of iGate Corporation and subsidiaries (a Pennsylvania Corporation) as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss and cash flows for each of the three years ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

ARTHUR ANDERSEN LLP

Pittsburgh, Pennsylvania February 5, 2002, except with respect to the matters discussed in Notes 6 and 16, as to which the date is March 15, 2002.

iGATE CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	At December 31,

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$56,793	$54,438
Short-term investments	26,188	16,314
Restricted cash and investments	25,000	27,430
Accounts receivable, net of allowance for uncollectible accounts of $2,585 and $2,548, respectively	33,303	47,277
Unbilled receivables	14,661	14,120
Employee advances	1,319	2,297
Prepaid and other current assets	6,371	4,937
Prepaid income taxes	3,334	10,961
Deferred income taxes	4,624	5,527

Total current assets	171,593	183,301

Investments in unconsolidated affiliates	2,622	10,513

Land, building, equipment and leasehold improvements, at cost:
Land and building	4,122	5,547
Equipment	27,057	28,941
Leasehold improvements	3,122	3,697

	34,301	38,185
Less—accumulated depreciation	(23,591)	(20,355)

Net land, building, equipment and leasehold improvements	10,710	17,830

Intangible assets, net	4,015	30,467

Total assets	$188,940	$242,111

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$—	$5,347
Accounts payable	8,706	10,663
Accrued payroll and related costs	19,421	24,666
Accrued income taxes	4,475	—
Other accrued liabilities	18,970	11,916
Deferred revenue	3,837	5,355

Total current liabilities	55,409	57,947

Convertible promissory note	—	10,000
Other long-term liabilities	1,319	9,229
Deferred revenue	—	939
Deferred income taxes	8,839	12,434

Total liabilities	65,567	90,549

Minority interest	6,224	8,186
Shareholders’ equity:
Preferred Stock, without par value: 20,000,000 shares authorized, 1 share of Series A Preferred Stock held in treasury in 2002	—	—
Common Stock, par value $0.01 per share: 100,000,000 shares authorized, 52,406,893 and 52,245,436 shares issued at December 31, 2002 and 2001, respectively	525	524
Additional paid-in capital	143,568	142,985
Retained (deficit) earnings	(9,479)	18,012
Deferred compensation	(102)	(204)
Common Stock held in treasury, at cost, 964,443 shares	(14,714)	(14,714)
Accumulated other comprehensive loss	(2,649)	(3,227)

Total shareholders’ equity	117,149	143,376

Total liabilities and shareholders’ equity	$188,940	$242,111

The accompanying notes are an integral part of these consolidated financial statements.

iGATE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	Year Ended December 31,

	2002	2001	2000

Revenues	$292,648	$421,419	$491,657
Cost of revenues	199,245	275,446	326,995

Gross margin	93,403	145,973	164,662
Selling, general and administrative	87,665	148,177	179,376
Special items	4,232	9,801	4,385
Goodwill impairment	29,688	37,344	2,455

Loss from operations	(28,182)	(49,349)	(21,554)

Interest income	2,962	3,086	3,991
Interest expense	(1,559)	(3,500)	(5,043)
Other income (expense), net	127	(3,224)	(3,675)
Equity in losses of affiliated companies	—	(7,977)	(13,639)
Minority interest	(441)	(1,337)	794
Gain on deconsolidation of subsidiary	7,086	—	—
Gain on sale of stock of subsidiaries	—	10,901	26,853
Loss on venture investments and affiliated companies	(7,610)	(9,029)	—

Loss before income taxes	(27,617)	(60,429)	(12,273)
Income tax benefit	(126)	(4,055)	(2,465)

Loss before cumulative effect of change in accounting principle	(27,491)	(56,374)	(9,808)
Cumulative effect of change in accounting principle, net of tax of $592	—	887	—

Net loss	$(27,491)	$(55,487)	$(9,808)

Net loss per common share, basic before cumulative effect of change in accounting principle	$(0.54)	$(1.10)	$(0.19)
Cumulative effect of change in accounting principle per share	—	0.02	—

Net loss per common share, basic	$(0.54)	$(1.08)	$(0.19)

Net loss per common share, diluted before cumulative effect of change in accounting principle	$(0.54)	$(1.10)	$(0.19)
Cumulative effect of change in accounting principle per share	—	0.02	—

Net loss per common share, diluted	$(0.54)	$(1.08)	$(0.19)

Weighted average common shares, basic	51,304	51,241	50,437

Weighted average common shares, diluted	51,304	51,241	50,437

The accompanying notes are an integral part of these consolidated financial statements.

iGATE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(Dollars in thousands)

	Common Stock		Series A Preferred Shares	Additional Paid-in Capital	Retained Earnings (Deficit)	Deferred Compensation	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Comprehensive Income/(Loss)

	Shares	Par Value

Balance, December 31, 1999	50,506,141	$505	1	$115,722	$83,307	$—	$(14,095)	$(1,277)	$184,162
Exercise of stock options, includes effect of tax benefit recognized	568,267	6	—	13,587	—	—	—	—	13,593
Common Stock issued for acquisition	150,943	2	—	8,260	—	—	—	—	8,262
Common Stock issued to officers	882,104	9	—	5,137	—	—	—	—	5,146
Comprehensive income (loss):
Unrealized gain on investments, net of tax of $7.2 million	—	—	—	—	—	—	—	10,988	10,988	$10,988
Currency translation adjustment	—	—	—	—	—	—	—	(1,756)	(1,756)	(1,756)
Net loss	—	—	—	—	(9,808)	—	—	—	(9,808)	(9,808)

										(576)

Balance, December 31, 2000	52,107,455	522	1	142,706	73,499	—	(14,095)	7,955	210,587
Restricted stock award	150,000	2	—	279	—	(281)	—	—	—
Treasury stock transactions and other	(12,019)	—	—	—	—	—	(619)	—	(619)
Amortization of deferred compensation	—	—	—	—	—	77	—	—	77
Comprehensive income (loss):
Unrealized loss on investments, net of tax of $6.8 million	—	—	—	—	—	—	—	(9,347)	(9,347)	(9,347)
Reclassification adjustment for gains realized in net income, net of tax $0.6 million	—	—	—	—	—	—	—	(907)	(907)	(907)
Currency translation adjustment	—	—	—	—	—	—	—	(928)	(928)	(928)
Net loss	—	—	—	—	(55,487)	—	—	—	(55,487)	(55,487)

										(66,669)

Balance, December 31, 2001	52,245,436	524	1	142,985	18,012	(204)	(14,714)	(3,227)	143,376
Exercise of stock options, includes effect of tax benefit recognized	161,457	1	—	583	—	—	—	—	584
Treasury stock transactions(1)	(964,443)	—	(1)	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	102	—	—	102
Comprehensive income (loss):
Unrealized gain on investments, net of tax of $0.1 million	—	—	—	—	—	—	—	246	246	246
Reclassification adjustment for gains realized in net income, net of tax of $0.1 million	—	—	—	—	—	—	—	(192)	(192)	(192)
Currency translation adjustment	—	—	—	—	—	—	—	524	524	524
Net loss	—	—	—	—	(27,491)	—	—	—	(27,491)	(27,491)

										$(26,913)

Balance as of December 31, 2002	51,442,450	$525	—	$143,568	$(9,479)	$(102)	$(14,714)	$(2,649)	$117,149

(1) The Company has reclassed all stock held in Treasury to reflect only outstanding common stock.

The accompanying notes are an integral part of these consolidated financial statements.

iGATE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,

	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Operations:
Net loss	$(27,491)	$(55,487)	$(9,808)
Adjustments to reconcile net loss to cash provided (used) by operations:
Depreciation and amortization	6,641	12,539	13,029
Net gain on deconsolidation of itiliti, net of cash	(7,086)	—	—
Impairment of goodwill	29,688	37,344	2,455
Gain on sale of stock of subsidiaries	—	(10,901)	(26,853)
Allowance for uncollectible accounts	37	755	(312)
Deferred income taxes, net	(2,607)	93	803
Loss on venture investments and affiliated companies	7,610	9,029	—
Loss on impairment of property and equipment	826	3,632	—
Equity in losses of affiliated companies	—	7,977	13,639
Minority interest	441	1,337	(794)
Deferred revenue	(755)	4,764	—
Lease costs associated with restructurings	2,240	2,072	—
Amortization of deferred compensation	102	77	—
Amortization of bond premium (discount)	1,222	1,000	(670)
Working capital items:
Accounts receivable and unbilled receivables	13,212	56,706	(21,341)
Employee advances	978	5,238	(3,069)
Prepaid and other current assets	8,198	12,885	(8,611)
Accounts payable	(1,445)	(7,061)	6,711
Accrued and other current liabilities	(3,552)	(7,033)	1,130

Net cash flows provided (used) by operating activities	28,259	74,966	(33,691)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to equipment and leasehold improvements, net	(1,365)	(6,887)	(13,789)
Purchases of investments	(112,284)	(28,611)	(89,344)
Sales of investments	103,155	28,751	116,118
Sales of investments in unconsolidated affiliates	35	26,234	—
Acquisitions, net of cash acquired	—	—	(9,158)
Acquisitions of minority units	(850)	—	—
Contingent consideration for acquisitions	(4,879)	(9,735)	(11,072)
Other investing activities	—	—	(42,544)

Net cash flows (used) provided by investing activities	(16,188)	9,752	(49,789)

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on convertible promissory note	(10,000)	(10,000)	(10,000)
Borrowings on credit facilities	—	—	84,395
Payments on credit facilities	—	(44,695)	(39,700)
Proceeds from issuance of subsidiary financing and warrants	—	5,000	—
Proceeds from issuance of common stock	—	—	5,146
Proceeds from issuance of stock by subsidiary, net of offering costs	—	—	30,979
Net proceeds from exercise of stock options	540	—	13,593
Other financing activities	—	(2,430)	—

Net cash flows (used) provided by financing activities	(9,460)	(52,125)	84,413

Effect of currency translation	(256)	(928)	(1,756)

Net change in cash and cash equivalents	2,355	31,665	(823)
Cash and cash equivalents, beginning of year	54,438	22,773	23,596

Cash and cash equivalents, end of year	$56,793	$54,438	$22,773

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized gain (loss) on investments	$54	$(10,254)	$10,988

Common stock issued for acquisition	$—	$—	$8,262

Common stock returned to Treasury	$—	$619	$—

Shares received from sale of PTI	$—	$20,526	$—

SUPPLEMENTAL DISCLOSURE:
Cash payments for interest	$725	$2,888	$4,713

Cash payments for income taxes	$3,516	$3,921	$2,569

The accompanying notes are an integral part of these consolidated financial statements.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2002 AND 2001

1.         Summary of Significant Accounting Policies

(a)    Nature of Business

iGate Corporation (the “Company”) is a worldwide provider of information technology (“IT”) and Offshore Outsourcing services to large and medium-sized organizations.

(b)    Principles of Consolidation and use of Estimates

The Consolidated Financial Statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. The Company accounts for investments in businesses in which it owns between 20% and 50% of equity or otherwise acquires management influence using the equity method as prescribed by Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. Investments in which the Company acquires less than a 20% interest, or in which the Company does not acquire management influence, are accounted for using the cost method of accounting or, if publicly traded, as available-for-sale securities.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(c)    Cash and Cash Equivalents

Cash and cash equivalents are defined as cash and highly liquid investments with maturities of three months or less when purchased. Cash equivalents are stated at cost, which approximates market value.

(d)    Short-Term Investments

Short-term investments consist of money market funds and corporate bonds and are stated at cost which approximates fair value.

(e)    Accounts Receivable

The Company extends credit to clients based upon management’s assessment of their creditworthiness. Substantially all of the Company’s revenues (and the resulting accounts receivable) are from Fortune 500 companies, major systems integrators and governmental agencies.

Unbilled receivables represent amounts recognized as revenues for the periods presented based on services performed in accordance with the terms of client contracts that will be invoiced in subsequent periods.

(f)     Allowance for Uncollectible Accounts

Accounts receivables are reviewed periodically to determine the probability of loss. The allowance for uncollectible accounts is determined using the combination of the specific identification method for balances deemed uncollectible, as well as judgments made by the Company based upon historical and expected charge-off experience.

(g)    Employee Advances

Employees can be advanced up to $2,500 at the discretion of the Company. Normally, advances are based upon financial need at date of hire. Advances are deducted from the employees salary over a six-month period or until paid in full.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
AS OF DECEMBER 31, 2002 AND 2001

Certain portions of this balance relates to employee loans in order to obtain Master’s of Business Administration degree. These loans are payable over a three year period from date of graduation.

(h)    Venture Investments and Affiliated Companies

The Company accounts for its investments in marketable equity securities in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). The Company has determined that certain of its investments in marketable equity securities are classified as available-for-sale and recorded at fair value, utilizing the investments closing price at each reporting period. These investments are recorded on the balance sheet at market value, with the unrealized gains or losses, net of tax, reported as a component of comprehensive loss in the Consolidated Statement of Shareholders’ Equity and Comprehensive Loss. The unrealized gain or loss is the difference between the Company’s original cost for an investment and the investment’s fair value at each reporting period. Realized gains or losses on securities sold are calculated using the specific identification method.

If management determines that an investment in available for sale securities has sustained an other-than-temporary decline in its value, the investment is written down to its fair value, by a charge to earnings. Such evaluation is dependent on the specific facts and circumstances. Factors that are considered by the Company in determining whether an other-than-temporary decline in value has occurred include: the market value of the security in relation to its cost basis; the financial condition of the investee; and the intent and ability to retain the investment for a sufficient period of time to allow for recovery in the market value of the investment.

In evaluating these factors above, management presumes a decline in value to be other-than-temporary if the market price of the security is 20% or more below the investment’s cost basis for a period of six months or more (the “20% criteria”). However, the presumption of an other-than-temporary decline in these instances may be overcome if there is persuasive evidence indicating that the decline is temporary in nature (e.g., strong operating performance of investee, historical volatility of investee, etc.). Additionally, there may be instances where impairment losses are recognized even if the 20% criteria is not satisfied (e.g., plan to sell the security in the near term and the fair value is below the Company’s cost basis). During 2002, the Company incurred impairment losses deemed to be other-than-temporary. These impairments are disclosed in Note 3.

For investments accounted for using the cost or equity method of accounting, management evaluates information (e.g., budgets, business plans, financial statements, etc.) in addition to quoted market price, if any, in determining whether an other-than-temporary decline in value exists. Factors indicative of an other-than-temporary decline include recurring operating losses, credit defaults and subsequent rounds of financings at an amount below the cost basis of an investment. This list is not all inclusive and management weighs all quantitative factors in determining if an other-than-temporary decline in value of an investment has occurred.

(i)     Land, Building, Equipment and Leasehold Improvements

Property and equipment are stated at cost. The Company provides for depreciation using the straight-line method over the estimated useful lives. Upon disposal, assets and related accumulated depreciation are removed from the Company’s accounts and the resulting gains and losses are reflected in the Consolidated Statements of Operations.

The estimated useful lives of depreciable assets are as follows:

Building	25 years
Equipment	3 –5 years
Leasehold Improvements	Life of leases ranging from 3 years to 10 years

(j)        Goodwill and Intangible Assets

Goodwill is the excess of purchase price over the value of the net assets acquired. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Under SFAS 142, goodwill and intangibles with indefinite useful lives are no longer amortized but will be subject to, at a minimum, an annual impairment assessment of their carrying value. Under SFAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. Estimated fair values of reporting units underlying the segments were estimated using either a discounted cash flow methodology, recent comparable transactions or a combination thereof. For further discussions, see Note 4. In prior years, goodwill was being amortized with periods ranging from five to thirty years.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
AS OF DECEMBER 31, 2002 AND 2001

(k)    Income Taxes

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. The Company has evaluated its deferred tax asset and has recorded a valuation allowance where appropriate.

Historically, the government of India has provided incentives, in the form of tax holidays, to encourage foreign investment. The Company’s operation in India is eligible for a tax holiday for a ten-year period which began in 1997.

(l)     Minority Interest

Minority interest represents the proportionate share of outside equity holders. At December 31, 2002 and 2001, the Company had outside equity holders for the following Company:

	Percentage Outside Ownership

	2002	2001

Mascot Systems, Ltd (Mascot).	11%	11%
Symphoni, LLC (Symphoni)	—	10%
itiliti, Inc. (itiliti)	—	11%
eJiva, Inc. (eJiva)	—	5%

Mascot is a publicly held Company in India. All outside shareholders may vote.

(m)   Disclosures about Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that fair value:

Cash and short-term investments—The carrying amount approximates market value.

Accounts receivable—The carrying amount approximates market.

Revolving credit facility—The carrying amount approximates market value. The outstanding balance is reflected at its outstanding face value, excluding unpaid accrued interest at an interest rate at the lesser of the current LIBOR rate+2% or the Prime rate, calculated on a per annum basis.

Accounts payable—The carrying amount approximates market.

Notes Payable—The carrying amount approximates market value due to its short-term nature. The outstanding balance at December 31, 2001 is reflected at its outstanding face value, excluding unpaid accrued interest at an interest rate of 12% per annum.

Debt—The Company estimates the fair value of short-term debt to approximate market. Long-term debt value is estimated based upon payments discounted at an applicable rate.

(n)    Derivatives

As of January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Investments and Hedging Activities. As a result of the adoption, the Company recorded a gain on the cumulative effect of a change in accounting principle of $0.9 million, net of tax. The net gain resulted from recording the net value of the Company’s derivable investments in Speechworks International, Inc. (“Speechworks”) Common Stock warrants. The Company selectively uses foreign exchange contracts to hedge foreign exchange exposure on certain intercompany debt. Gains and losses on the foreign exchange contracts are recognized in the Consolidated Statement of Operations. Such gains and losses are substantially offset by gains or losses on translation of the related intercompany advance.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
AS OF DECEMBER 31, 2002 AND 2001

At December 31, 2002, the Company liquidated its only foreign exchange contract for $6.0 million Canadian dollars at 1.5738 or U.S. $3.8 million. As a result of the sale, the Company realized a loss of $0.1 million.

(o)    Stock-Based Employee Compensation

At December 31, 2002, the Company had seven stock-based employee compensation plans, which are described more fully in Note 10. SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”) gives companies the option to adopt the fair value method for expense recognition of employee stock options or to continue to account for employee stock options using the intrinsic value method, as outlined under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. The Company has elected to continue to apply the intrinsic value method to account for employee stock options and discloses the pro forma effect as if the fair value method had been applied in Note 10.. The following table illustrates the effect on net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	Year ended December 31,

	2002	2001	2000

	(in thousands, except per share amounts)

Net Loss, as reported	$(27,491)	$(55,487)	$(9,808)

Less: Total stock-based employee compensation expense Determined under fair value method for all awards	(498)	(2,343)	(4,981)

Pro forma net loss	$(27,989)	$(57,830)	$(14,789)

Earnings per share:
Basic and diluted
As reported	$(0.54)	$(1.08)	$(0.19)

Pro forma	$(0.55)	$(1.13)	$(0.29)

Summary of Stock Options

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair values of options granted and the assumptions used are as follows:

Year Ended December 31, 2002	iGate	eJiva (1)	itiliti (1)	IRG (1)	Mascot	MobileHelix (1)	Symphoni

Weighted average fair values of options granted during 2002	$4.04	—	—	—	$3.67	—	$0.59
Risk-free interest rate	4.0%	—	—	—	4.0%	—	4.0%
Expected dividend yield	0.0%	—	—	—	0.0%	—	0.0%
Expected life of options	5 years	—	—	—	4 years	—	4 years
Expected volatility rate	79%	—	—	—	79%	—	79%

Year Ended December 31, 2001	iGate	eJiva	itiliti	IRG	Mascot	MobileHelix	Symphoni

Weighted average fair values of options granted during 2001	$1.63	$—	$0.08	$0.18	$1.35	$0.02	$0.55
Risk-free interest rate	4.0%	0.0%	4.2%	4.2%	4.2%	4.2%	4.2%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Expected life of options	5 years	4 years	4 years	4 years	4 years	4 years	4 years
Expected volatility rate	112.0%	0.0%	100.0%	190.8%	152.0%	145.0%	119.0%

Year Ended December 31, 2000	iGate	eJiva	itiliti	IRG	Mascot	MobileHelix	Symphoni

Weighted average fair values of options granted during 2000	$9.95	$1.10	$0.09	$0.18	$1.23	$0.01	$0.52
Risk-free interest rate	6.2%	6.2%	6.5%	6.4%	5.6%	6.4%	6.5%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Expected life of options	5 years	4 years	4 years	4 years	4 years	4 years	4 years
Expected volatility rate	90.0%	125.0%	152.5%	190.8%	66.5%	119.0%	177.5%

   (1)    During 2002, there were no options granted for these entities.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
AS OF DECEMBER 31, 2002 AND 2001

(p)    Currency Translation Adjustment

For all significant foreign operations, the functional currency is the local currency. Assets and liabilities of these operations are translated at the exchange rate in effect at each year-end. Income Statement accounts are translated at the average rate exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included as a component of other comprehensive loss. Gain and losses from foreign currency transactions are included in other income (expense), net for the periods presented.

(q)    Revenue Recognition

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

(r)     Software Development Costs

Costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized in accordance with SFAS No. 86 Computer Software to be Sold, Leased or Otherwise Marketed. No software development costs were capitalized in 2002 or 2001.

(s)     Gains on Issuance of Stock by Subsidiaries

At the time a subsidiary sells its stock to unrelated parties at a price in excess of its book value, the Company’s investment in that subsidiary’s net assets increases. If at that time, the subsidiary is not a newly-formed, non-operating entity, nor a research and development, start-up, or development-stage company, nor is there a question as to the subsidiary’s ability to continue in existence, the Company records the increase as a gain on in its Consolidated Statement of Operations. For further discussions, see Note 8.

(t)     Net (Loss) Income per Share

We calculate net (loss) income per share based on the weighted average number of common shares outstanding. Because we were in a loss position, we did not include any stock options outstanding whose exercise price were below the average market price or the effect of a convertible promissory note (Note 7) as their effect would be considered antidulitive.

(u)    Newly Adopted Accounting Standards

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, Business Combinations (“SFAS 141”), and SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), effective for all business combinations after June 30, 2001 and fiscal years beginning after December 15, 2001, respectively. Under the new rules, goodwill is no longer amortized but is subject to, at a minimum, annual impairment tests in accordance with SFAS 142. For further discussion, see Note 4.

The Company adopted SFAS 142 on January 1, 2002, and concluded that no impairment transitional adjustment was necessary. The Company was also required to perform an additional impairment test due to circumstances discussed more fully in Note 4 to the Consolidated Financial Statements. The results of the impairment test is also discussed in Note 4.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supersedes SFAS No. 121 and the accounting reporting provisions for Accounting Principles Board No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. SFAS 144 provides single accounting model for disposition of long-lived assets, including a more definitive approach to

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
AS OF DECEMBER 31, 2002 AND 2001

classifying an asset as held for sale. In addition, more dispositions will qualify for discontinued operations treatment in the statement of operations as the criteria for discontinued operations presentation is changed to a component of the business rather than a segment of the business. The Company adopted the provisions of SFAS 144 on January 1, 2002. The implementation did not have a material impact on the Company’s operating results or financial position.

On January 1, 2002, the Company adopted the provisions of Emerging Issues Task Force (“EITF”) Issue No. 01-14, Income Statement Characterization of Reimbursements (“EITF 01-14”). The Company was required to reclassify prior periods in order for them to conform to current year reporting requirements under EITF 01-14. Due to the new reporting requirements which became effective on January 1, 2002, the Company now accounts for billable expenses as a component of both revenue and direct costs. In prior reporting periods, billable expenses were accounted for as a reduction of direct costs to arrive at gross margin.

The following table represents the impact on revenue and cost of revenue for the adoption of EITF 01-14.

	Year Ended December 31,

	2002	2001	2000

Revenue—as reported	$292,648	$412,373	$477,287
Adjustments	—	9,046	14,370

Revenue—adjusted	$292,648	$421,419	$491,657

Cost of revenue—as reported	$199,245	$266,400	$312,625
Adjustments	—	9,046	14,370

Cost of revenue—adjusted	$199,245	$275,446	$326,995

(v)    Recently Issued Accounting Standards

Exit and disposal activities

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). SFAS 146, which becomes effective for exit or disposal activities that are initiated after December 31, 2002, addresses the financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred, rather than at the date of an entity’s commitment to an exit plan. The Company will apply the provisions of SFAS 146 to all disposal activities initiated after December 31, 2002.

Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risk and rewards of ownership among their owners and other parties involved. The provisions of FIN 46 are effective immediately to all variable entities created after January 1, 2003 and variable interest entities in which an enterprise obtains an interest in after that date. For variable interest entities created before this date, the provisions are effective July 31, 2003. The Company does not expect the adoption of this standard will have a material impact on its Consolidated Financial Statements.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
AS OF DECEMBER 31, 2002 AND 2001

Stock-Based Compensation

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”). SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the prior disclosure guidance and requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 also amends APB Opinion No. 128 Interim Financial Reporting to require disclosure about the effects on reported net income in interim financial information. SFAS 148 was effective for fiscal years ending after December 15, 2002. The Company adopted the disclosure requirements for this standard effective December 31, 2002.

Guarantees

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 clarifies and expands on existing disclosure requirements for guarantees, including loan guarantees. It also would require that, at the inception of a guarantee, the Company must recognize a liability for the fair value, of its obligation under that guarantee. The initial fair value recognition and measurement provisions will be applied on a prospective basis to certain guarantees issued or modified after December 31, 2002. The disclosure provisions are effective for financial statements of periods ending after December 15, 2002. The Company does not expect that the adoption of FIN 45 will have a material impact on its financial position, results of operations or cash flows.

Revenue Arrangements

In January 2003, the EITF released Issue No. 00-21 (“EITF 00-21”), Revenue Arrangements with Multiple Deliverables, which addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, EITF 00-21 addresses whether an arrangement contains more than one unit of accounting and the measurement and allocation to the separate units of accounting in the arrangement. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company has not yet determined what effect the adoption of this standard will have on its Consolidated Financial Statements.

2.         Investments and Restricted Cash and Investments

The Company had short-term investments consisting of money market funds and corporate bonds that totaled $26.2 million and $16.3 million at December 31, 2002 and 2001, respectively. These funds are to be used exclusively by Mascot due to Indian governmental restrictions.

In addition, the Company had compensating balances classified on the Consolidated Balance Sheet as restricted investments which consisted of money market funds that totaled $25.0 million at December 31, 2002 and 2001. The restrictions related to the Credit Facility as discussed in Note 6. The compensating balance may be withdrawn, but the availability of short-term lines of credit is dependent upon maintenance of such compensating balances. At December 31, 2001, the Company had $2.4 million of restricted cash related to upfront funding for employee medical benefits.

3.         Investments in Unconsolidated Affiliates

The Company’s investments in unconsolidated affiliates, and its percentage of ownership interests, are presented at December 31, 2002, 2001 and 2000 respectively. The investments are grouped by the applicable method of accounting. All ownership interests set forth on the table have been calculated based on the issued and outstanding common stock of each entity, assuming the issuance of common stock on the conversion or exercise of preferred stock and convertible notes, but excluding the effect of unexercised options and warrants.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
AS OF DECEMBER 31, 2002 AND 2001

	Percentage Owned

	December 31, 2002	December 31, 2001	December 31, 2000

Available-for-sale equity securities:
Speechworks International, Inc (Speechworks)	*	*	2%
Red Hat, Inc (Red Hat)	*	*	0%
Versata, Inc. (Versata)	0%	*	*

Cost method of accounting
Air2Web, Inc. (Air2Web)**	14%	14%	(1)
itiliti, LLC***	49%

Bluewater Information Convergence, Inc. **	0%	0%	9%
Brainbench, Inc. **	0%	0%	5%
Escend Technologies, Inc. **	0%	0%	15%
Xpede, Inc. **	0%	0%	*
Ordercare, Inc	0%	0%	*

Equity method of accounting:
Air2Web	(1)	(1)	22%
Planning Technologies, Inc. (PTI)	0%	0%	50%
Synerge, LLC (d/b/a iProcess)	0%	0%	50%
VCampus Corporation (VCampus)	0%	0%	14%

______________

   (1)    The Company’s ownership interest Air2Web was reduced from 22% to 14% in 2001 and, thus, the investment is now being accounted for using the cost method.

      *    Denotes less than 1%

    **    During 2002 and 2001, the Company has recorded impairment charges due to the Company’s belief that there was an other-than-temporary decline in the value of the securities.

 ***    On August 19 2002, itiliti sold its assets and liabilities to Peopleclick, Inc. (“Peopleclick”) for approximately 3% of Peopleclick’s outstanding common stock.. The Company had $0 basis in its itiliti shares and have continued to assign a $0 basis to its investment in itiliti.

The Company’s investments in Ordercare, Inc. (“Ordercare”), Bluewater Information Convergence, Inc., Brainbench, Inc. (“Brainbench”), Xpede, Inc. (‘Xpede”) and Escend Technologies, Inc. (“Escend”) have been impaired in prior periods to reflect the Company’s belief that no return on capital will be realized. Accordingly, the Company reflects 0% ownership in these entities. The respective shares of these companies are still owned by the Company.

Loss on Venture Investments and Affiliated Companies

In 2002, the United States economy has experienced a broad decline in the public equity markets, particularly in technology stocks, including investments held in the Company’s investment portfolio. Similarly, the Company experienced a significant decline in value of its privately held investment in Air2Web. As a result, the Company recorded noncash pretax charges to reduce the carrying value of its Speechworks investment by approximately $0.6 million and its Air2Web investment by approximately $6.8 million in the fourth quarter of 2002. These investments experienced other-than-temporary declines using the criteria discussed in Note 1. In 2002, the Company sold its shares in Versata stock at a loss of $0.2 million.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
AS OF DECEMBER 31, 2002 AND 2001

The Company recognized a loss on venture investments and affiliated companies of $9.0 million for the year ended December 31, 2001. In April 2001, the Company sold 300,000 shares of Speechworks. After deducting transaction costs, it received $8.8 million in proceeds and recognized a $6.4 million gain from the sale of the shares. The Company continues to hold approximately 129,000 shares of Speechworks common stock.

In addition, the Company recognized a $3.5 million loss on its investment in Bluewater, a $2.0 million loss on its investment in Xpede, as well as losses in Ordercare, Escend and Brainbench of $0.7 million, $2.7 million and $1.3 million, respectively. The Company does not anticipate realizing any value from these investments either due to a combination of the companies going out of business or being devalued so significantly causing impairment.

In March 2000, the Company acquired a 25% ownership in Air2Web, a startup company that provides wireless application services. The investment has since been diluted to 14% due to an additional round of equity financing in which the Company did not participate. The equity round of financing occurred in October 2001 at a pre-money valuation less than the Company’s initial investment. As such, the Company was required to recognize an impairment loss in the amount of $5.0 million on its remaining investment in 2001 due to the fact that the pre-money valuation in the Series C round was less than our initial investment. In addition, Air2Web surrendered 150,943 shares of iGate common stock that was issued in connection with the Company’s initial investment.

On December 12, 2001, in a transaction unanimously approved by the disinterested directors of the Company, the Company sold its entire interest in Vcampus to Sunil Wadhwani, Co-Founder and CEO and Ashok Trivedi, Co-Founder and President for cash. The Company owned 1,136,253 shares of common stock of VCampus for a total purchase price of $4.1 million and sold 568,127 shares to Ashok Trivedi and 568,126 shares to Sunil Wadhwani. Total proceeds received by the Company amounted to $0.2 million and was divided equally by each of the Co-Founders. The purchase price was determined by applying an approximate 52% discount to the closing price of VCampus common stock on December 11, 2001 to reflect the lack of liquidity and marketability of the shares sold. The Company realized a $0.2 million loss on the sale.

There were no losses incurred on venture investments and affiliated companies during 2000.

The following summarizes the activity in the “Loss on Venture Investments and Affiliated Companies” (in millions):

	2002	2001

Gain on sale of Speechworks stock	$—	$(6.4)
Impairment loss on Speechworks stock	0.6	—
Fund impairments	—	10.2
Air2Web impairment	6.8	5.0
Loss on Versata sale	0.2	—
Loss on VCampus sale	—	0.2

Total Net Loss	$7.6	$9.0

Equity in Losses of Affiliated Companies

In the year ended December 31, 2002, the Company did not incur any equity losses. The Company recognized equity losses of $5.0 million and $8.2 million for the years ended December 31, 2001 and 2000, respectively, related to its equity interests in PTI, iProcess, Air2Web and VCampus. In February 2001, the Company sold its interest in PTI to Red Hat. Equity losses incurred through February 2001 for PTI totaled $0.9 million. In May 2001, the Company sold its interest in iProcess to GE India and recognized a gain of $1.8 million. Equity income recognized through May 2001 for iProcess totaled $0.2 million. Equity losses incurred through October 2001 prior to the dilution of the Company’s interest in Air2Web totaled $3.6 million. The Company sold its ownership in VCampus in December 2001. Equity losses incurred through December 2001 prior to the sale of VCampus totaled $0.7 million. In addition, the Company recognized excess basis goodwill amortization of $4.8 million and $5.4 million on these investments in the years ended December 31, 2001 and 2000, respectively.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
AS OF DECEMBER 31, 2002 AND 2001

The following is a summary of the activity in “Equity in Losses of Affiliated Companies” (in millions):

	2001	2000

Equity loss recognition	$5.0	$8.2
Excess basis goodwill amortization	4.8	5.4
Gain on iProcess sale	(1.8)	—

Total net equity losses	$8.0	$13.6

Gain on Deconsolidation of Subsidiary

On March 15, 2002, through the combination of a sale of new shares by itiliti to strategic investors and conversion of its bridge loan financing vehicle to voting equity securities, the Company’s ownership interest in itiliti was reduced from 90% to 49%. Subsequent to the transaction date, the Company accounted for its interest in itiliti under the equity method of accounting due to its lack of a controlling interest in itiliti. In addition, the Company will have no future obligation to fund additional operating or financing requirements of itiliti. For the year ended December 31, 2002, the Company recorded a gain on deconsolidation of $7.1 million and a pretax loss for the period January 1, 2002 through the date of deconsolidation in the amount of $2.2 million.

Gain on Sale of Stock of Subsidiaries

From January through February 28, 2001, the Company recorded its share of PTI’s loss in accordance with equity accounting rules. Upon the closing of the sale of PTI to Red Hat, the Company accounted for its investment in Red Hat Common Stock as available for sale securities in accordance with SFAS 115.

On February 28, 2001, the Company sold its approximately 50% interest in PTI to Red Hat in exchange for approximately 3.2 million shares of Red Hat Common Stock. As part of the agreement, approximately 0.3 million of the shares of Red Hat Common Stock are held in escrow. The Company recorded a gain of approximately $16.7 million pursuant to the Red Hat transaction. The Company’s portion of the proceeds on the sale was calculated based upon the closing price of Red Hat Common Stock on February 23, 2001 of approximately $6.44 per share. Beginning in the second quarter of 2001, the Company began liquidating its investment in the shares of Red Hat Common Stock. The Company sold 2.9 million non-restricted shares of Red Hat Common Stock recognizing a realized loss in the amount of $5.8 million.

In June 2000, the Company’s wholly-owned Indian subsidiary, Mascot commenced an initial public offering (the “Offering”) of its Common Stock on several Indian stock exchanges. Mascot issued approximately 3.0 million shares at a price of approximately $11 per share, raising $31.0 million in net proceeds. After the Offering, the Company owned approximately 88.9% of Mascot’s Common Stock. The Company recorded a pre-tax gain of approximately $26.9 million as a result of the increase in the underlying value of its percentage ownership in the net assets of Mascot.

Carrying Value and Cost Basis of Investments in Unconsolidated Affiliates

The following table summarizes the Company’s investments in unconsolidated affiliates as of December 31, 2002 and 2001. Ownership interests are classified according to applicable accounting methods.

	2002		2001

	Carrying Value	Cost Basis	Carrying Value	Cost Basis

	(Dollars in thousands)
Available-for-sale equity securities	$2,298	$2,492	$3,513	$3,021
Cost method of accounting	324	324	7,000	7,000

	$2,622	$2,816	$10,513	$10,021

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
AS OF DECEMBER 31, 2002 AND 2001

Components of Other Comprehensive Loss on Available for Sale Securities

The following table summarizes the Company’s changes in other comprehensive loss on available for sale securities as of December 31, 2002, 2001 and 2000:

	2002	2001	2000

Gross unrealized loss	$—	$(16,182)	$—
Gross unrealized gain	410	—	18,021
Reclassification adjustment for gains realized in net income	(192)	(907)	—
Taxes allocated to unrealized (gain) loss	(164)	6,835	(7,033)

Change in other comprehensive loss	$54	$(10,254)	$10,988

4.         Restructuring, Merger and Goodwill Impairment Charges

The following paragraphs discuss the Company’s restructurings of its business. All costs associated with these restructurings were accounted for in accordance with EITF 94-3, Liability Recognition for Costs to Exit an Activity.

During the fourth quarter of 2002, the Company incurred $4.2 million of costs associated with a restructuring of certain of its business units as well as departments within the iGate corporate structure. The restructuring was due in part, to Mascot’s agreed upon purchase of eJiva’s stock, to align the Company’s business units to increase focus on global offshore delivery and to consolidate the Company’s back office operations. The back office consolidation of operations included legal, accounting, marketing and human resource departments. As part of the restructuring, the Company has vacated all non-essential properties and all remaining employees have been relocated to a centralized location. As part of the restructuring, the Company eliminated 96 U.S. positions. These employees were executive level, back office support and administrative positions that were no longer being utilized. These actions were necessary due to the streamlining of the Company’s back office operations and due to redundancies of effort. Of the total costs incurred as part of the restructuring, non-cash charges totaled $0.8 million, and were related to write-offs of leasehold improvements on abandoned leased property.

In the third quarter of 2001, the continued economic downturn caused the Company to do an extensive review of its operations and certain overhead costs associated with each reportable segment. In August 2001, the Company approved a restructuring plan (the “plan”). Based upon its revenue trends and the general economic environment, the Company decided to put a plan in place that would serve to cut excess costs in certain of the operating segments. As part of this plan, the Company recorded severance costs in the amount of $1.0 million. The Company reduced employee headcount by 84. These employees ranged from executive level through administrative assistants, and affected the Enterprise Applications, IT Staffing and iGate Corporate segments. The Company also recorded a $2.4 million charge for a special bonus for one of its key executives. The Company also performed an extensive fixed asset inventory in each reportable segment, in order to identify any fixed assets, such as laptops and computer equipment that were deemed to be in excess due to the headcount reduction as well as the continued economic downturn. Based upon the fixed asset inventory, the Company recorded write-downs of $2.1 million. These write-downs of excess equipment were recorded in the Enterprise Applications, IT Staffing and iGate Corporate segments. The Company also decided to exit its training function at the iGate level in favor of a more decentralized approach. Exit costs associated with the training department were $0.8 million, consisting of education-related licensing agreements entered into that will no longer be utilized. In the IT Staffing segment, the Company recorded a charge of $1.3 million for lease costs associated with the closure of its office in San Francisco. The Company’s total charge for the plan totaled $7.6 million. The Company believes these steps were necessary due to declines in demand and overall headcount.

In December 2001, the Company severed 3 employees of its wholly-owned subsidiary Global Financial Services of Nevada, ranging from executive level to general and administrative support, incurring a charge of $0.2 million. In December 2001, Innovative Resource Group, Inc. (“IRG”), a majority-owned subsidiary of the Company, merged with and into eJiva. As part of the merger, eJiva incurred $1.4 million of merger related exit costs associated with a leased space in Pittsburgh. The merged eJiva entity relocated to IRG office space.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
AS OF DECEMBER 31, 2002 AND 2001

In 2000, the Company incurred $4.4 million related to an internal restructuring that occurred during the fourth quarter of 2000. Costs related to the restructuring included costs for employee severance, office closures, professional fees and the write-off of certain business licenses specific to the restructuring. This included a restructuring charge related to its Canadian operations in the amount of $2.2 million. As part of the Canadian restructuring, the Company recorded $1.1 million in severance costs. The Company reduced employee headcount by 49. These employees ranged from executive level through administrative assistants. In addition, the Company recorded costs in the amount of $0.9 million, related to exit costs associated with office closures in Montreal, Ottawa and Toronto. Leasehold improvements in the amount of $0.2 million were written off related to build-out costs at these locations.

The components of the restructuring charges, merger and the restructuring accrual at December 31, 2002 are as follows:

(in thousands)	Accrued December 31, 2001	Charged to Expense	Asset Write-downs	Cash Expenditure	Accrued December 31, 2002

2002 Severance and related items	$—	$1,166	$—	$(884)	$282
2002 Fixed assets write-downs	—	826	(826)	—	—
2002 Lease costs of office closure	—	2,240	—	(45)	2,195
2001 Severance, bonus and related items	3,587	—	—	(1,232)	2,355
2001 Lease costs of office closure	2,826	—	—	(1,215)	1,611

Total	$6,413	$4,232	$(826)	$(3,376)	$6,443

Goodwill Impairment

As discussed in Note 1 on January 1, 2002, the Company adopted SFAS 142, which requires companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. Instead, SFAS 142 requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of SFAS 142 (January 1, 2002) and, at a minimum, annually thereafter.

Under SFAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. Other than the allocation of goodwill, which is discussed below, the net book value of each of the Company’s segments was generally based upon its carrying value. The Company’s reporting units are generally consistent with the operating segments underlying the segments identified in Note 13. The Company originally performed its annual impairment review during the first quarter of 2002, and concluded that no impairment was necessary. However, due to circumstances discussed below, the Company was also required to perform an additional impairment test in the fourth quarter of 2002.

During the fourth quarter of 2002, the Company’s majority owned Indian subsidiary, Mascot agreed to purchase its sister company, eJiva. The purchase consideration was $9.5 million. See Note 16 for further discussion. As part of Indian regulatory requirements, Mascot was required to engage a third party to perform an independent valuation of eJiva in order to determine the purchase price consideration. The results of the valuation indicated that eJiva’s fair value was less than its carrying value. Due to this circumstance and in light of the continued economic downturn, the Company was required to assess its intangible assets for impairment in each one of its reporting units. As a result of the assessment of its reporting units, the Company recorded a noncash charge of approximately $29.7 million to reduce the carrying value of its goodwill. Goodwill was reduced by $12.1 million in the Enterprise Applications segment and $17.6 million in the IT Staffing segment. The impairment charge was recorded as a separate line item in the Company’s Consolidated Statements of Operations. The charge reflects overall market declines during the current year in each of its operating segments.

During the third quarter of 2001, in light of the continued economic downturn, and in conjunction with a restructuring plan, the Company also performed an assessment of the carrying values of its intangible assets which consisted principally of goodwill. The Company’s analysis was conducted in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, guidelines and involved a combination of financial forecasting, undiscounted and discounted cash flow analysis and valuation methodologies that it has used and currently do use in valuing companies within its market sectors.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
AS OF DECEMBER 31, 2002 AND 2001

In addition to the continued economic downturn, there were a number of events that led the Company to analyze its goodwill for impairments. Certain units were focused in the financial services sector or are in geographic areas that suffered disproportionately higher revenue and business declines. In addition, key co-founders of certain of its acquired business units left to pursue other interests. There have been bankruptcies and related customer losses at the impaired units. Finally, recent failed expressions of interests of certain units have suggested impairments.

Based upon the impairment tests that were conducted, the Company recorded a goodwill impairment charge of $37.3 million in 2001, consisting of impairments on the Company’s wholly-owned subsidiaries Chen & McGinley, (“CMI”) of $22.3 million, Direct Resources Ltd. (“Direct Resources”) of $4.6 million, and Symphoni of $10.4 million. In December 001, CMI ceased its operations.

In the fourth quarter of 2000, the Company recorded a goodwill impairment charge of $2.5 million related to the 1999 acquisition of Global Resource Management, Inc.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
AS OF DECEMBER 31, 2002 AND 2001

The following table presents the impact of SFAS 142 on net (loss) income and net (loss) income per share had the standard been in effect for the years ended December 31, 2002, 2001 and 2000:

	Year Ended December 31,

	2002	2001	2000

Net loss before cumulative effect — as reported	$(27,491)	$(55,487)	$(9,808)
Adjustments:
Amortization of goodwill	—	7,929	10,875

Net (loss) income before cumulative effect—adjusted	(27,491)	(47,558)	1,067

Cumulative effect of change in accounting principle, net of tax	—	887	—

Net (loss) income —adjusted	$(27,491)	$(46,671)	$1,067

Basic and Dilutive Net (Loss) Income Per Share before cumulative effect —adjusted	$(0.54)	$(0.93)	$0.02

Basic and Dilutive Per Share cumulative effect of change in accounting principle	—	0.02	—

Basic and Dilutive Net (Loss) Income per Share —adjusted	$(0.54)	$(0.91)	$0.02

The following tables present the reconciliation of changes in carrying value of intangible assets for the year ended December 31, 2002 (in thousands):

	Year Ended December 31, 2002

	Enterprise Applications	IT Staffing	Offshore Outsourcing	iGate Corporate	Consolidated

Goodwill, beginning of year	$10,334	$18,491	$—	$1,222	$30,047

Deconsolidation and acquisition	(57)	(528)		(1,222)	(1,807)
Contingent consideration(1)	1,844	3,035	—	—	4,879
Goodwill impairment	(12,121)	(17,567)			(29,688)
Foreign currency translation effect	—	584	—	—	584

Goodwill, end of year	—	4,015	—	—	4,015

Identifiable Intangibles, beginning of year	—	420	—	—	420
Less: Amortization(2)	—	(420)	—	—	(420)

Identifiable Intangibles, end of year	—	—	—	—	—

Total Intangible Assets	$—	$4,015	$—	$—	$4,015

______________

   (1)    Contingent consideration was paid in April and July 2002 for prior acquisitions.

   (2)    The intangible asset relates to the acquisition of customer contracts and was amortized over the remaining life of the contractual relationship.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
AS OF DECEMBER 31, 2002 AND 2001

5.         Income Taxes

Loss before income taxes, as shown in the accompanying Consolidated Statement of Operations, consisted of the following for the years ended December 31, 2002, 2001 and 2000:

	December 31,

	2002	2001	2000

	(Dollars in thousands)
Domestic	$(35,871)	$(68,733)	$(10,634)
Foreign	8,254	8,304	(1,639)

Loss before income taxes and cumulative effect	$(27,617)	$(60,429)	$(12,273)

Taxes on income, as shown on the accompanying Consolidated Financial Statements, consisted of the following for the years ended December 31, 2002, 2001 and 2000

	December 31,

	2002	2001	2000

	(Dollars in thousands)
Current provision/(benefit):
Federal	$1,550	$(5,018)	$(5,237)
State	1,073	582	1,141
Foreign	62	288	50

Total current provision (benefit)	2,685	(4,148)	(4,046)

Deferred (benefit) provision:
Federal	(5,391)	(3,536)	2,162
State	(837)	(623)	(581)
Foreign	436	(1,092)	—
Valuation allowance	2,981	5,344	—

Total deferred (benefit) provision	(2,811)	93	1,581

Total benefit for income taxes before cumulative effect	(126)	(4,055)	(2,465)
Deferred income tax benefit allocated to cumulative effect	—	(592)	—

Total benefit for income taxes	$(126)	$(4,647)	$(2,465)

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
AS OF DECEMBER 31, 2002 AND 2001

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes for the years ended December 31, 2002, 2001 and 2000 were as follows:

	December 31, 2002		December 31, 2001		December 31, 2000

Income taxes computed at the federal statutory rate	$(9,666)	(35.0)%	$(21,150)	(35.0)%	$(4,296)	(35.0)%
State income taxes, net of federal tax benefit	609	2.2	(321)	(0.5)	364	3.0
Foreign taxes at other than U.S. statutory rate	(2,391)	(8.7)	(3,011)	(5.0)	(286)	(2.3)
Nondeductible goodwill	7,267	26.3	14,558	24.1	2,740	22.3
Tax-exempt interest	—	—	—	—	(645)	(5.3)
Other, net	1,074	3.9	525	0.9	(342)	(2.8)
Valuation allowance	2,981	10.8	5,344	8.8	—	—

	$(126)	(0.5)%	$(4,055)	(6.7)%	$(2,465)	(20.1)%

Under the Indian Income Tax Act, 1961, the Company’s Indian Subsidiary is eligible to claim a tax holiday for 10 consecutive assessment years on profits derived from the export of software services from divisions registered under the Software Technology Parks at Bangalore, Chennai, and Pune. For the years ended December 31, 2002, 2001 and 2000 the tax holiday resulted in benefits of $2.6 million, $3.7 million and $0.5 million, respectively, when calculated at the statutory U.S. rate. The benefits of the holiday will expire for certain of the units beginning 2004.

The components of the deferred tax assets and liabilities were as follows:

	December 31,

	2002	2001

	(Dollars in thousands)
Deferred tax assets:
Allowance for doubtful accounts and employee advances	$471	$667
Accrued health benefits	517	377
Accrued vacation and bonuses	1,645	2,614
Depreciation	802	207
Reserve for Canadian employment taxes	304	576
Foreign currency translation adjustments	1,406	1,928
Capital losses in investments	8,239	5,344
Unrecognized loss on investments	86	198
Foreign and other tax credits	714	714
Accrued restructuring charges	1,098	—
Other	345	550
Valuation allowance	(9,039)	(6,058)

Total deferred tax assets	6,588	7,117

Deferred tax liabilities:
Compensation for IMIS employees	—	3,065
Section 481(a) adjustments	62	124
Unrecognized gain on Mascot IPO	10,741	10,835

Total deferred tax liabilities	10,803	14,024

Net deferred tax liability	$4,215	$6,907

Net deferred tax liability	$4,215	$6,907
Plus: net current deferred tax asset	4,624	5,527

Net long-term deferred tax liability	$8,839	$12,434

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
AS OF DECEMBER 31, 2002 AND 2001

The Company’s deferred tax liabilities decreased during the year primarily due to the reversal of unrealized gains on available-for-sale securities that were previously included in accumulated other comprehensive income. During 2002 and 2001, the Company reduced certain deferred tax assets generated from capital loss transactions through valuation allowances. The Company believes that sufficient future capital gains will not be generated so as to permit the reversal of the deductible temporary differences.

As of December 31, 2002 and 2001, the Company had available foreign and other tax credits of approximately $0.7 million that expire in the year 2004. The Company provided for a 100% valuation allowance against the tax credits due to the expectation that these credits will expire prior to utilization.

6.         Credit Facilities

On August 1, 2000, the Company entered into a $50.0 million secured credit facility with PNC replacing an existing $75.0 million revolving credit facility (the “Old Facility”). The $50.0 million credit facility was renewed and amended effective October 1, 2001 (the “New PNC Facility”) and matures July 31, 2003. The New PNC Facility provides a maximum loan amount of $50.0 million, subject to the Company’s accounts receivable balance and other factors. As part of the New PNC Facility, the Company was required to pledge 100% of the issued common stock of its U.S. subsidiaries and 65% of the issued common stock of its foreign subsidiaries. The New PNC Facility contains certain restrictive covenants related to maintenance of certain income, net equity and leverage ratios or levels and the prohibition of certain distributions to shareholders. Currently, the most restrictive covenant is the obtainment of specified levels of “Minimum Consolidated Income from Operations,” as defined in the agreement. As of December 31, 2002, the Company’s “Miminum Consolidated Income from Operations” was $1.2 million below the required level. The Company obtained a waiver of the financial covenant violation from PNC. As of December 31, 2001, the Company’s “Minimum Consolidated Income from Operations” was $0.3 million in excess of the required level. The waiver obtained from PNC covers all activity related to the PNC Facility, through the next measurement date of March 31, 2003. In addition, covenants in the New PNC Facility require the Company to maintain an aggregate of $30.0 million in cash and cash equivalents, of which $25.0 million has been pledged to PNC. The Company currently has $30.6 million in borrowings available to it through the PNC Facility at February 4, 2003. The Company had no borrowings outstanding under The New PNC Facility at December 31, 2002 and 2001. The weighted average interest rates were approximately 0.0%, 8.1% and 9.0% during fiscal years 2002, 2001 and 2000, respectively.

On September 24, 2001, itiliti, the Company’s majority-owned subsidiary successfully completed a $4.0 million bridge financing loan. Proceeds from the loans were provided from a combination of customers of itiliti and certain strategic investors. Proceeds from the loans were to be used only for general operating purposes and product development. On March 15, 2002, through the sale of new shares by itiliti to strategic investors, itiliti was able to successfully complete an additional round of financing. All outstanding debt owed by itiliti to its investors was converted to equity, thus diluting the Companies ownership to approximately 49%. Upon dilution of the Company’s ownership interest, effective April 12, 2002, itiliti was no longer consolidated.

7.         Commitments and Contingencies

The Company rents certain office facilities and equipment under noncancelable operating leases, which provide for the following future minimum rental payments as of December 31, 2002:

Period ending December 31,	Amount (dollars in thousands)

2003	$5,782
2004	4,848
2005	3,911
2006	2,125
2007	1,586
Thereafter	$2,565

Rental expense was approximately $5.2 million, $7.6 million and $7.3 million for the years ended December 31, 2002, 2001 and 2000, respectively.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
AS OF DECEMBER 31, 2002 AND 2001

The Company is a party to a lawsuit for alleged negligence against a former employee by Convergys Information Management Group, Inc. (“Convergys”) and Chubb Custom Insurance Group. Although Convergys’ Complaint does not specify the amount of damages being sought, Convergys has a settlement demand of approximately $3.3 million. The Company has denied liability and plans to vigorously defend its position. Discovery is underway in this matter and a trial date is scheduled for some time in August 2003. The Company believes that coverage of Convergys’ claims is provided under certain of its insurance policies

As discussed in Note 4 , the Company has also negotiated a special bonus for a key executive. At December 31, 2001, the Company recorded a liability in the amount of $2.8 million, which was the present value of the future obligation under the agreement. During 2002, the Company paid the executive $0.3 million as part of the agreement. The Company will ultimately pay the executive $4.0 million through the expiration of the agreement on October 1, 2004.

In December 2001, IRG, a majority-owned subsidiary of the Company, merged with and into eJiva (the “eJiva Merger”). As a consequence of the eJiva Merger, the co-founders of IRG, who held in aggregate a minority interest in IRG, received common stock of eJiva equal to 4.8% of the issued and outstanding stock of eJiva. In recognition of certain agreements that were made with the co-founders of IRG when iGate acquired its majority interest in IRG, the co-founders have a put option which will permit them to sell these shares of common stock to eJiva on September 1, 2003, for an aggregate $9.3 million. In the event eJiva is sold prior to September 1, 2003 for a price that results in the IRG co-founders receiving less than $9 million in the aggregate for their eJiva shares, eJiva has agreed to pay the co-founders cash in the amount of the difference. In addition, when iGate acquired IRG in March 2000, iGate agreed to make certain payments to the IRG co-founders up to a maximum aggregate amount of $3.5 million upon the satisfaction of certain revenue targets as measured on March 1 of 2001, 2002 and 2003. The co-founders earned $1.8 million under this agreement through December 31, 2002. The Company has employment agreements with its controlling shareholders and certain of its executive officers that provide generally for specified minimum salaries and bonuses based upon the Company’s performance.

The terms of certain of the Company’s acquisition agreements provide for additional consideration to be paid if the acquired entity’s results of operations exceed certain benchmark levels. Such additional consideration is to be paid in cash, and will be recorded as additional goodwill. If all financial benchmarks are met, total contingent consideration in future periods will be $1.7 million.

On July 22, 1999, the Company completed a private placement of a $30.0 million Convertible Promissory Note (as amended, the ‘‘Note’’) with GE Capital Equity Investments, Inc. (‘‘GE Capital’’). The Note was convertible by the holder at any time from July 22, 2002 through its maturity date of July 22, 2004, into shares of the Company’s Common Stock at a conversion price of $14.42 per share. The Company paid $10 million on the Note in both 2001 and 2000. As of December 31, 2001, the outstanding balance of $10.0 million on the Promissory Note could have been converted into approximately 0.7 million common shares. On September 23, 2002, the Company paid the remaining outstanding principal balance plus accrued interest to GE Capital.

Interest expense on the Note was approximately $0.4 million, $1.1 million and $1.7 million for the years ended December 31, 2002, 2001 and 2000, respectively.

8.         Issuance of Stock by Subsidiary

In June 2000, the Company’s wholly-owned Indian subsidiary, Mascot commenced an initial public offering (the “Offering”) of its Common Stock on several Indian stock exchanges. Mascot issued approximately 3.0 million shares at a price of approximately $11 per share, raising $31.0 million in net proceeds. After the Offering, the Company owned approximately 88.9% of Mascot’s Common Stock. The Company recorded a pre-tax gain of approximately $26.9 million as a result of the increase in the underlying value of its percentage ownership in the net assets of Mascot.

9.         Employee Benefit Plan

The Company has an Employee Retirement Savings Plan (the “Retirement Plan”) under Section 401(k) of the Internal Revenue Code that covers substantially all U.S. based salaried employees with at least six months of service. Eligible employees may contribute up to 15% of eligible compensation, subject to limits in the Internal Revenue Code.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
AS OF DECEMBER 31, 2002 AND 2001

Effective January 1, 2000, the Company amended the Retirement Plan to include a matching contribution of up to 4% of each participant’s eligible compensation. The amount of the contribution is dependent upon the employee’s level of participation, and vests immediately. Effective January 1, 2002, the Retirement Plan was amended to eliminate the 4% matching contribution. The Company’s matching contribution was $2.9 million and $2.9 million for the years ended December 31, 2001 and 2000, respectively.

10.       Stock Based Compensation

During 2000, the Company adopted the Second Amended and Restated Stock Incentive Plan (the “Plan”). The Plan provides that up to 10 million shares of the Company’s Common Stock, plus an automatic annual increase each year from 2001 through 2006 of the lesser of (i) 2 million shares; (ii) 3% of the outstanding shares on the last day of the preceding year; or (iii) a lesser number of shares as determined by the Company’s Board of Directors, shall be available for issuance to directors, executive management and key personnel. At December 31, 2002, there were 8.7 million shares of Common Stock available for issuance under the Plan. In addition, the following subsidiaries of the Company also maintain their own stock option plans: eJiva, Inc.; itiliti, Inc.; Mascot Systems Ltd.; MobileHelix, Inc.; and Symphoni Interactive, LLC. The subsidiaries’ stock option plans were approved by their respective Boards of Directors in 2000. The Company accounts for the Plan and its subsidiaries’ stock option plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

On April 1, 2001, Michael J. Zugay, Senior Vice President and Chief Financial Officer, was awarded 0.15 million shares of restricted iGate Common Stock as part of his employment agreement. These shares vest ratably over a three year period with a compensation change equal to the shares awarded at date of grant. Had compensation costs for these shares been determined consistent with SFAS 123, net loss and diluted loss per share for the year ended December 31, 2001 would have increased by approximately $0.2 million or less than $0.01 per share.

During 2002, 2001 and 2000, options covering a total of 39,500 shares, 1,291,000 shares and 1,326,800 shares respectively, of Common Stock were granted under the Plan. Options generally expire ten years from the date of grant or earlier if an option holder ceases to be employed or associated by the Company for any reason. A summary of stock options is presented below:

	Options	Weighted Average Exercise Price

Options outstanding at December 31, 1999	4,909,552	$15.17
Granted	1,326,800	14.38
Exercised	568,267	15.20
Lapsed and forfeited	1,519,912	19.24

Options outstanding at December 31, 2000	4,148,173	13.42
Granted	1,291,000	2.15
Exercised	—	—
Lapsed and forfeited	1,280,610	14.06

Options outstanding at December 31, 2001	4,158,563	9.73
Granted	39,500	4.04
Exercised	161,457	3.36
Lapsed and forfeited	1,228,631	12.04

Options outstanding at December 31, 2002	2,807,975	9.00

Options exercisable at December 31, 2002	1,789,189	$11.94

Available for future grant	8,715,147

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
AS OF DECEMBER 31, 2002 AND 2001

Stock Options Outstanding at December 31, 2002

Options Outstanding						Options Exercisable

Range of Exercise Price			Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

$ 1.875	—	$ 1.875	5,000	8.24	$ 1.875	2,187	$ 1.875
1.930	—	1.930	975,250	8.75	1.930	202,000	1.930
2.010	—	4.000	247,250	8.02	3.730	134,128	3.649
4.032	—	7.500	344,425	4.57	7.091	312,486	7.361
8.060	—	11.750	293,664	5.66	9.989	285,351	10.012
11.935	—	14.313	290,196	6.57	13.108	262,133	13.106
14.688	—	18.907	299,173	5.50	16.747	281,748	16.716
19.188	—	25.219	291,367	5.88	22.298	251,031	21.979
25.250	—	28.625	54,150	6.06	28.223	52,970	28.220
33.125	—	33.125	7,500	7.16	33.125	5,155	33.125

$ 1.875	—	$33.125	2,807,975	6.93	$ 9.002	1,789,189	$11.943

iGate options outstanding and exercisable at December 31, 2001 were 4,158,563 and 2,143,327, respectively, at prices ranging from $1.875 to $33.125 per share. iGate options outstanding and exercisable at December 31, 2000 were 4,148,173 and 1,809,795, respectively, ranging from $3.032 to $45.125 per share.

11.       Earnings per Share

The reconciliation between basic and diluted earnings per common share is as follows:

	Year Ended December 31,

	2002	2001	2000

	(in thousands, except per share data)
Basic loss per share:
Net loss	$(27,491)	$(55,487)	$(9,808)

Divided by:
Weighted average common shares	51,304	51,241	50,437

Basic loss per share	$(0.54)	$(1.08)	$(0.19)

Diluted loss per share:
Net loss	$(27,491)	$(55,487)	$(9,808)

Divided by:
Weighted average common shares	51,304	51,241	50,437

Diluted loss per share	$(0.54)	$(1.08)	$(0.19)

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
AS OF DECEMBER 31, 2002 AND 2001

The number of outstanding options to purchase common shares for which the option exercise prices exceeded the average market price of the common shares aggregated 2.0 million, 3.6 million and 1.5 million shares for the years ended December 31, 2002, 2001 and 2000, respectively. These options were excluded from the computation of diluted earnings per share under the treasury stock method.

The calculation of diluted earnings per share for 2002, 2001 and 2000, respectively, would have included 0.3 million, 0.1 million and 0.6 million shares for assumed exercise of options under the Company’s share incentive plans, and 0.5 million and 1.1 million shares during 2002 and 2001 for the vested portion of the G.E. Note, except that the Company was in a net loss position and no anti-dilution is permitted under SFAS No. 128.

12.       Business Acquisitions

On January 27, 2000, the Company acquired the net assets of James Hunter Consulting, Inc., a provider of e-Vendor management services based in Minneapolis, Minnesota. Ex-tra-net Applications, Inc., which has since changed its name to itiliti was formed to effect the transaction, which was accounted for as a purchase. Accordingly, the results of operations of itiliti are included in the Company’s Consolidated Financial Statements since the acquisition date. The total purchase price was $2.8 million. Goodwill of $1.8 million was recorded in the transaction. Pro forma disclosures regarding this purchase have not been provided because they are not material to the operations of the Company.

On March 3, 2000, the Company acquired 75% of the outstanding stock of IRG, a company specializing in business intelligence management based in Pittsburgh, Pennsylvania. The investment in IRG has since been diluted to 70% of the outstanding stock. The transaction was accounted for as a purchase, and accordingly, the results of operations of IRG are included in the Company’s Consolidated Financial Statements since the acquisition date. The total purchase price was $5.8 million. Additional contingent payments of up to $3.5 million will be payable upon attainment of certain performance goals. Such payments, if required, will be recorded as goodwill. Goodwill of $4.4 million was recorded in the transaction. Pro forma disclosures regarding this purchase have not been provided because they are not material to the operations of the Company. As discussed in Note 7, IRG merged with and into eJiva in December 2001.

13.       Segment Reporting

The Company is primarily a provider of global IT services and Offshore Outsourcing services. Its segments are organized by service offering on a worldwide basis. The composition of segments and measure of segments’ profitability is consistent with that used by the Company’s management. Effective January 1, 2002, the Company changed its segment reporting to reflect changes in its organizational structure and management. As a result, the existing operating units of the Company were recast into four reportable operating segments, which have been defined by management based primarily on the scope of services offered by each segment. Prior periods have been reclassified to conform to the current presentation.

The Company’s four reporting segments are as follows:

Offshore Outsourcing

The Offshore Outsourcing business provides custom and package application development, application maintenance outsourcing, business intelligence services and application reengineering through our Offshore Development Centers (“ODC”). These services are offered through our majority owned subsidiary Mascot.

Enterprise Applications

The Enterprise Application (“EA”) business provides web integration, custom enterprise application implementation, customer relationship management applications implementation, and supply chain management applications implementation and business process consulting services. These services are provided by the Company’s wholly owned subsidiaries Red Brigade Ltd. (“Red Brigade”) and eJiva.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
AS OF DECEMBER 31, 2002 AND 2001

IT Staffing

The IT Staffing (“Staffing”) business provides a variety of client managed and supervised IT staffing service offerings including custom application development and design services and package implementation and application support services to large and medium-sized client organizations.

iGate Corporate

The iGate segment consists of itiliti, MobileHelix and jobcurry. In March 2002, the Company deconsolidated itiliti as previously discussed, and closed operations of MobileHelix. jobcurry continues to provide recruiting and placement services for iGate and outside customers. jobcurry is excluded from the above segments due largely to its dissimilar service offerings and certain economic characteristics.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates segment performance based upon profit or loss from operations. The Company does not allocate income taxes, other income or expense and one-time special charges to segments. In addition, the Company accounts for inter-segment revenues and transfers at current market prices. All inter-segment revenues have been eliminated in the following tables.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
AS OF DECEMBER 31, 2002 AND 2001

The following tables present selected financial information for the Company’s reporting segments for the years ended December 31, 2002, 2001 and 2000:

The following comparisons include billable expenses as part of external revenues in accordance with EITF 01-14. We were required to reclassify all prior periods in order for them to be comparable to 2002 revenues. For further discussion, refer to Note 1. All charges related to our restructuring are classified as special items in the information presented.

	Year Ended December 31, 2002

	Offshore Outsourcing	Enterprise Applications	IT Staffing	iGate Corporate(1)	Total

	(Dollars in thousands)
External revenues	$75,355	$63,229	$153,477	$587	$292,648
Cost of revenues	47,187	38,803	112,699	556	199,245

Gross margin	28,168	24,426	40,778	31	93,403
Selling, general and administrative	23,986	24,355	28,660	10,664	87,665
Special items	1,147	1,774	506	805	4,232
Goodwill impairment	—	12,121	17,567	—	29,688

Income (loss) from operations	$3,035	$(13,824)	$(5,955)	(11,438)	(28,182)

Other income, net				1,530	1,530
Equity in losses of affiliated companies				—	—
Minority interest				(441)	(441)
Gain on deconsolidation of subsidiary				7,086	7,086
Loss on venture investments and affiliated companies				(7,610)	(7,610)

Loss before income taxes				$(10,873)	$(27,617)

	Year Ended December 31, 2001

	Offshore Outsourcing	Enterprise Applications	IT Staffing	iGate Corporate(1)	Total

	(Dollars in thousands)
External revenues	$89,254	$93,650	$236,911	$1,604	$421,419
Cost of revenues	54,233	52,138	166,950	2,125	275,446

Gross margin	35,021	41,512	69,961	(521)	145,973
Selling, general and administrative	25,412	42,110	51,118	29,537	148,177
Special items	—	2,468	7,377	(44)	9,801
Goodwill impairment	—	—	37,344	—	37,344

Income (loss) from operations	$9,609	$(3,066)	$(25,878)	(30,014)	(49,349)

Other expenses, net				(3,638)	(3,638)
Equity in losses of affiliated companies				(7,977)	(7,977)
Minority interest				(1,337)	(1,337)
Gain on sale of stock of subsidiary				10,901	10,901
Loss on venture investments and affiliated companies				(9,029)	(9,029)

Loss before income taxes				$(41,094)	$(60,429)

	Year Ended December 31, 2000

	Offshore Outsourcing	Enterprise Applications	IT Staffing	iGate Corporate(1)	Total

	(Dollars in thousands)
External revenues	$71,434	$112,880	$299,903	$7,440	$491,657
Cost of revenues	42,028	64,658	214,234	6,075	326,995

Gross margin	29,406	48,222	85,669	1,365	164,662
Selling, general and administrative	20,621	58,607	67,074	33,074	179,376
Special items	—	682	1,462	2,241	4,385
Goodwill impairment	—	—	2,455	—	2,455

Income (loss) from operations	$8,785	$(11,067)	$14,678	(33,950)	(21,554)

Other expenses, net				(4,727)	(4,727)
Equity in losses of affiliated companies				(13,639)	(13,639)
Minority interest				794	794
Gain on sale of stock of subsidiary				26,853	26,853

Loss before income taxes				$(24,669)	$(12,273)

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
AS OF DECEMBER 31, 2002 AND 2001

(1)       Corporate activities include general corporate expenses, interest income and expense, equity in losses and goodwill amortization of unconsolidated affiliates, minority interest, income or loss from joint ventures, one-time special charges and merger related expenses not identified to a specific segment, and other unallocated charges. The Company evaluates segments based on income from operations. Since certain administrative and other operating expenses or income sources have not been allocated to the operating business segments, this basis is not necessarily a measure computed in accordance with generally accepted accounting principles and it may not be comparable to other companies.

Assets by segment were as follows at December 31, 2002 and 2001.

	December 31,

	2002	2001

	(Dollars in thousands)
IT Staffing	$32,169	$43,603
Offshore Outsourcing	67,025	60,091
Enterprise Applications	13,689	23,585
iGate Corporate (1)	76,057	114,832

Total assets	$188,940	$242,111

   (1)    Substantially all goodwill is recorded at the iGate Corporate level, however, the impairment charges have been allocated to the appropriate segments.

Revenue and assets by geographic area consisted of the following:

	Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
Revenues:
United States	$171,054	$290,916	$361,808
Canada	21,112	22,700	25,650
Europe and Africa	25,517	32,995	40,817
Pacific Rim	74,965	74,808	63,382

Total revenues	$292,648	$421,419	$491,657

	December 31,

	2002	2001

	(Dollars in thousands)
Assets:
United States	$110,157	$172,157
Canada	4,911	6,039
Europe and Africa	6,306	7,976
Pacific Rim	67,566	55,939

Total assets	$188,940	$242,111

The following is a concentration of revenues greater than 10% for the years presented:

	General Electric Company			Phillip Morris Companies

	2002	2001	2000	2002	2001	2000

Offshore outsourcing	55%	49%	34%	—	—	—
Enterprise applications	10%	13%	13%	16%	—	—
IT staffing	—	—	—	—	—	—
iGate consolidated	16%	14%	—	—	—	—

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
AS OF DECEMBER 31, 2002 AND 2001

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

	Three Months Ended

	March 31	June 30	Sept. 30	Dec. 31

	(Dollars in thousands, except per share data)

2002:
Revenues	$74,997	$75,961	$72,122	$69,568
Gross margin	25,184	24,525	22,837	20,857
Income (loss) from operations	1,256	2,556	2,270	(34,264)
Income (loss) before income taxes	7,600	3,740	2,235	(41,192)

Net income (loss)	$4,560	$2,244	$1,341	$(35,636)

Net income (loss) per common share, basic	$0.09	$0.04	$0.03	$(0.69)

Net income (loss) per common share, diluted	$0.09	$0.04	$0.03	$(0.69)

2001:
Revenues (1)	$122,612	$112,853	$99,716	$86,238
Gross margin	44,347	39,644	34,063	27,919
Loss from operations	(1,460)	(1,010)	(44,389)	(2,490)
Income (loss) before income taxes	1,631	5,012	(50,548)	(16,524)
Income (loss) before cumulative effect of change in accounting principle	980	3,007	(45,963)	(14,398)
Cumulative effect of change in accounting principle, net of tax of $592	887	—	—	—

Net income (loss)	$1,867	$3,007	$(45,963)	$(14,398)

Net income (loss) per common share, Basic before cumulative effect of change in accounting principle	$0.02	$0.06	$(0.90)	$(0.28)
Cumulative effect of change in accounting principle per share	0.02	—	—	—

Net income (loss) per common share, basic	$0.04	$0.06	$(0.90)	$(0.28)

Net income (loss) per common share, diluted	$0.04	$0.06	$(0.90)	$(0.28)

   (1)    Reclassified for EITF 01-14 to include billable expenses.

15.       Related Party Transactions

The Company has advanced employees $1.3 million and $2.3 million at December 31, 2002 and 2001, respectively. These advances do not exceed $2,500 per employee and are typically deducted from the employee’s salary over a six-month period or until paid in full.

At December 31, 2002, Sunil Wadhwani, CEO and Co-Founder of iGate Corporation, directly owned 11,771,861 common shares of the Company and indirectly owned 3,529,192 common shares of the Company through various family trusts.

At December 31, 2002, Ashok Trivedi, President and Co-Founder of iGate Corporation, directly owned 11,995,336 common shares of the Company and indirectly owned 3,305,717 common shares of the Company through various family trusts.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
AS OF DECEMBER 31, 2002 AND 2001

The Company leases office space in the Indian cities of Bangalore, Chennai, Pune and Mumbai from Sunil Wadhwani, the Company’s Co-Chairman and Chief Executive Officer, and Ashok Trivedi, the Company’s Co-Chairman and President. Messrs. Wadhwani and Trivedi own various properties jointly and individually. The acquisitions of the real estate and the construction of the office buildings, excluding buildouts of the office space, were financed entirely by Messrs. Wadhwani and Trivedi from personal funds. The leases cover approximately 140,000 square feet, and expire at various times from 2003 through 2008. The total annual rental is approximately $0.5 million. The lease agreements are subject to annual rent escalation.

Pursuant to a Promissory Note and in accordance with the terms of his employment agreement, Michael J. Zugay, Chief Financial Officer of iGate, received a loan in the amount of $0.1 million from iGate on December 31, 2001 to satisfy the minimum required tax withholding obligations arising from his receipt of 0.15 million shares of restricted stock. Payments of interest, which accrues at 4.75% per annum on the unpaid principal, are due quarterly beginning on March 31, 2002 and the principal is due by December 31, 2003.

The Company has invested in Escend, a developer of business-to-business customer relationship management applications. In addition to the Company’s total investment of $2.7 million, the participants in the Highgate Venture Fund individually invested an aggregate of $0.2 million, and each of Messrs. Wadhwani and Trivedi invested $0.3 million in Escend. As discussed in Note 3, in December 2001, the Company wrote off its entire $2.7 million investment in Escend.

The Company owns approximately 5% of the Common Stock of Brainbench, a privately held company that provides web-based professional certification services. On March 10, 2000, the Company entered into an agreement (the “Agreement”) with Brainbench to purchase web-based skills testing services through a customized online virtual testing center. Expenses related to the Agreement were approximately $0.1 million, $0.3 million and $0.1 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Pursuant to the Company’s initial investment in Air2Web, the Company was issued warrants to purchase 1,872,660 shares of Air2Web Series “B” Preferred Stock at $2.67 per share (“Series B Warrants”), which were to expire on December 31, 2000. In December 2000, the Company made a decision not to exercise the Series B Warrants in order to preserve cash, and requested an extension of the time period for exercise of the Series B Warrants. Air2Web agreed to extend the time period for the exercise of a portion of the Series B Warrants until June 30, 2001, provided that the Company assigned the remaining Series B Warrants to Messrs. Wadhwani and Trivedi, and certain executive officers of Air2Web, and provided that these individuals immediately exercise the Series B Warrants. As a result of these transactions, the Company held warrants to purchase 1,123,597 shares of Air2Web Series B Preferred Stock at $2.67 per share. In October 2001, Air2Web completed its Series C Preferred Stock Financing (the “Series C Financing”). In connection with the Series C Financing, new warrants were issued to the Company to purchase 1,123,597 shares of common stock of Air2Web at $2.00 per share to replace the Series B Warrants. These new warrants expire on April 30, 2004. In addition, new warrants to purchase 6,904,154, 165,714 and 165,714 shares of Air2Web common stock at a price of $.4785 per share were issued to the Company and Messrs. Wadhwani and Trivedi, respectively, in consideration of their agreement to eliminate the antidilution protections previously applicable to their Series B Preferred Stock. Each of the other holders of Series B Preferred Stock also agreed to eliminate their antidilution rights and were issued warrants. In addition, Air2Web surrendered 150,943 shares of Company common stock valued at $0.6 million that was issued to Air2Web in connection with the Company’s initial investment in Air2Web. Refer to Note 3 for further discussions.

On December 12, 2001, in a transaction unanimously approved by the disinterested directors of the Company, the Company sold its entire interest in VCampus , to Sunil Wadhwani, Co-Founder and CEO and Ashok Trivedi, Co-Founder and President for cash. The Company owned 1,136,253 shares of common stock of VCampus for a total purchase price of $4.1 million and sold 568,127 shares to Ashok Trivedi and 568,126 shares to Sunil Wadhwani. Total proceeds received by the Company amounted to $0.2 million and was divided equally by each of the Co-Founders. The purchase price was determined by applying an approximate 52% discount to the closing price of VCampus common stock on December 11, 2001 to reflect the lack of liquidity and marketability of the shares sold. Until the Company sold its interest in VCampus, the Company recognized its proportionate share of loss in its investment in VCampus under the equity method of accounting. Refer to Note 3, for further discussions.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
AS OF DECEMBER 31, 2002 AND 2001

16.       Subsequent Events

2002

On February 26, 2003, iGate Corporation , through a newly formed subsidiary, iGate Clinical Research Management, Inc. (“ICRM”), purchased the assets of Pittsburgh Clinical Research Network (“PCRN”), for $0.4 million. iGate Corporate will retain 90% ownership of ICRM, with one minority shareholder owning a 10% minority interest in the entity.

On January 1, 2003, Mascot acquired the stock of eJiva for $9.5 million. Prior to the acquisition, eJiva was a wholly owned subsidiary of iGate Corporation. In connection with the January 2003 transfer of eJiva from Mastech Systems Corporation to Mascot Systems Limited, the outstanding shares not owned by iGate were either converted into iGate shares, canceled or purchased in the manner as described below. Each share of common stock of eJiva which was originally issued to the Co-Founders of IRG in the form of restricted stock was converted (based upon the conversion ratio set forth in the merger agreement) into shares of restricted common stock of iGate with the identical terms and vesting schedule as the eJiva restricted stock. Subject to continued employment of the Co-Founders with Mascot, the restricted stock vests as follows: 20% vested on July 1, 2002, 55% will fully vest on March 31, 2003 and the remaining 25% will vest on March 1, 2004.

The remaining shares of eJiva common stock held by the Co-Founders of IRG were canceled and retired in consideration of iGate assuming all obligations of eJiva related to a put option that was granted to the Co-Founders of IRG in connection with the merger of their former company, IRG with and into eJiva on December 31,2001, which required eJiva to pay such IRG Co-Founders $9.3 million in the aggregate for such shares. The remaining outstanding capital stock of eJiva held by persons other than iGate and the IRG Co-Founders was converted into and became a right to receive $0.21 per share in cash which approximated $0.1 million.

2001

On March 15, 2002, through the sale of new shares by itiliti to strategic investors, our ownership interest in itiliti was reduced to 90% to 49%. Beginning in April 2002, we will now account for our interest in itiliti under the equity method of accounting. However, because we have recognized significant losses as part of our majority ownership and currently hold a negative investment in itiliti, we will not have to recognize any additional equity losses in itiliti. Upon deconsolidation, we anticipate recognizing an after tax gain in the first quarter of 2002 on this transaction of approximately $3.0 million to remove the investment balance, net of any advances and goodwill associated with the subsidiary.

In March 2002, we purchased the remaining 10% portion of Symphoni, LLC’s outstanding membership units that we did not own for $0.9 million in cash.

In March 2002, we made the decision to close MobileHelix and cease its operations effective immediately.

In February 2002, we changed the name of Emplifi, Inc. to Mastech Emplifi, Inc. and the name of Quantum Information Resources, Ltd. to Mastech Emplifi, Ltd. In March 2002, we changed the name of iGate Capital Corporation to iGate Corporation.

ITEM 9.          CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously disclosed, on June 14, 2002 we dismissed Arthur Andersen LLP as our independent public accountants and appointed PricewaterhouseCoopers LLP as our new independent accountants. The decision to dismiss Arthur Andersen and to retain PricewaterhouseCoopers was recommended by our Audit Committee and approved by our Board of Directors.

Arthur Andersen’s reports on our consolidated financial statements for each of the years ended December 31, 2001 and 2000 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

During the years ended December 31, 2001 and 2000, and the subsequent interim period through June 14, 2002, there were no disagreements between us and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Arthur Andersen’s satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their report.

None of the reportable events described in Item 304(a)(1)(v) of Regulation S-K occurred during the years ended December 31, 2001 and 2000 or during the subsequent interim period through June 14, 2002.

We provided Arthur Andersen with a copy of the foregoing disclosures. A copy of Arthur Andersen’s letter dated June 13, 2002, stating their agreement with such statements is attached as Exhibit 16.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2002.

During the years ended December 31, 2001 and 2000, and the subsequent interim period through June 14, 2002, we did not consult with PricewaterhouseCoopers regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The information required by this item is incorporated by reference to the information under the captions “Business Experience of Directors,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement, prepared for the Annual Meeting of Shareholders scheduled for May 28, 2003, to be filed with the Commission (the “Proxy Statement”).

ITEM 11.        EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information under the captions “Director Compensation,” “Executive Compensation,” and “Stock Performance Chart” in the Company’s Proxy Statement.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides information as of December 31, 2002 regarding compensation plans and arrangements under which equity securities of iGate are authorized for issuance.

	Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)

	(in thousands except for price)

Equity compensation plans approved by security holders	2,808	$9.00	8,715
Equity compensation plans not approved by security holders	—	—	—

Total	2,808	$9.00	8,715

During 2000, the Company adopted the Second Amended and Restated Stock Incentive Plan (the “Plan”). The Plan provides that up to 10 million shares of the Company’s Common Stock, plus an automatic annual increase each year from 2001 through 2006 of the lesser of (i) 2 million shares; (ii) 3% of the outstanding shares on the last day of the preceding year; or (iii) a lesser number of shares as determined by the Company’s Board of Directors, shall be available for issuance to directors, executive management and key personnel.

The information related to stock ownership of management required by this item is incorporated by reference to the information under the caption “Stock Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the information under the caption “Certain Related Party Transactions” in the Company’s Proxy Statement.

ITEM 14.        CONTROLS AND PROCEDURES

Within 90 days before filing this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was conducted under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer. Based on that evaluation, the Company’s management, including its chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective as of the date of the evaluation. Since the date of the evaluation described above, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls.

PART IV

ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)       1. Financial Statements

The following consolidated financial statements of the registrant and its subsidiaries are included on pages 35 to 38 and the report of independent public accountants is included on page 33 in this Form 10-K.

Report of Independent Accountants.

Report of Previous Independent Accountants.

Consolidated Balance Sheets—December 31, 2002 and 2001.

Consolidated Statements of Operations—Years ended December 31, 2002, 2001 and 2000.

Consolidated Statements of Shareholders’ Equity—Years ended December 31, 2002, 2001 and 2000.

Consolidated Statements of Cash Flows—Years ended December 31, 2002, 2001 and 2000.

Notes to Consolidated Financial Statements

2. Consolidated Financial Statement Schedules

The following consolidated financial statement schedules shown below should be read in conjunction with the consolidated financial statements on pages 35 to 38 in this Form 10-K. All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

The following items appear immediately following the signature pages:

Report of Independent Public Accountants on Consolidated Financial Statement Schedules.

Financial Statement Schedules:

Schedule II--Valuation and Qualifying Accounts for the three years ended December 31, 2002.

Financial Data Schedules

3. Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index, which is incorporated herein by reference.

(b)      Reports on Form 8-K:

The Company filed a Form 8-K dated June 14, 2002 disclosing the change in the Company’s certifying accountants from Arthur Andersen LLP to PricewaterhouseCoopers LLP

iGATE CORPORATION
Schedule II —Valuation and Qualifying Accounts
For the Years Ended December 31, 2002, 2001 and 2000

	Balance at beginning of period	Charged to expense	Deductions	Balance at end of period

Allowance for Doubtful Accounts
Year ended December 31, 2002	$2,548	$1,373	$(1,336)	$2,585
Year ended December 31, 2001	1,793	3,894	(3,139)	2,548
Year ended December 31, 2000	2,069	3,442	(3,718)	1,793

Restructuring Reserve
Year ended December 31, 2002	$6,413	$4,232	$(4,202)	$6,443
Year ended December 31, 2001	5,052	9,801	(8,440)	6,413
Year ended December 31, 2000	2,360	4,385	(1,693)	5,052

Exhibit	Index Description of Exhibit

3.1	Second Amended and Restated Articles of Incorporation of the Company are incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q, File No. 000-21755, filed on August 14, 2000.

3.2	Amended and Restated Bylaws of the Company are incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q, File No. 000-21755, filed on August 14, 2000.

4.1

Form of certificate representing the Common Stock of the Company is incorporated by reference from Exhibit 4.1 to iGate Corporation’s Registration Statement on Form S-1, Commission File No. 333-14169, filed on November 19, 1996.

10.1

Form of Employment Agreement by and between the Company and Sunil Wadhwani and Ashok Trivedi is incorporated by reference from Exhibit 10.1 to iGate Corporation’s Registration Statement on Form S-1, Commission File No. 333-14169, filed on November 19, 1996.*

10.1(a)

Form of Amendment to Employment Agreement by and between the Company and Sunil Wadhwani and Ashok Trivedi is incorporated by reference from Exhibit 10.1(a) to the Annual Report on 10-K, File No. 000-21755 filed on March 28, 2001.*

10.2

Executive Employment Agreement dated November 22, 2000 between Steven Shangold and Emplifi, Inc. and iGate Corporation is incorporated by reference from Exhibit 10.2 to the Annual Report on Form 10-K, File No. 000-21755 filed on March 28, 2001.*

10.2(a)	Employment Agreement Amendment dated September 30, 2001, between Steven Shangold, Emplifi, Inc. and iGate Corporation filed on April 1, 2002.*

10.3

Employment Agreement dated April 1, 2001 between iGate Corporation, and Michael J. Zugay is incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q, File No 000-21755 filed on August 14, 2001.*

10.4	1996 Stock Incentive Plan is incorporated by reference to Exhibit 10.2 to iGate Corporation’s Registration Statement on Form S-1, Commission File No. 333-14169, filed on November 19, 1996.*

10.5	Amended and Restated 1996 Stock Incentive Plan is incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, File No. 000-21755 filed on November 16, 1998.*

10.6	Second Amended and Restated 1996 Stock Incentive Plan is incorporated by reference to Exhibit 99.1 to iGate Corporation’s Definitive Proxy Statement, File No. 000-21755 filed on December 30, 1998.*

10.7	Second Amended and Restated Stock Incentive Plan is incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, File No. 000-21755, filed on August 14, 2000.*

Exhibit	Index Description of Exhibit

10.8

Credit Agreement dated August 1, 2000 by and among iGate Corporation, as borrower, and the financial institutions party thereto, as lenders, and PNC Bank, N.A., as agent and as Swing Loan Lender and Issuing Bank is incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, Commission File No. 000-21755, filed on November 14, 2000.

10.8(a)

First Amendment to Credit Agreement dated November 28, 2000 by and among iGate Corporation, PNC Bank, NA and National City Bank of Pennsylvania is incorporated by reference to Exhibit 10.8(a) to the Annual Report on Form 10-K, File No. 000-21755 filed on March 28, 2001.

10.8(b)	Second Amendment to Credit Agreement dated September 30, 2001 by and among iGate Corporation, PNC Bank, NA, National City Bank of Pennsylvania and First National Union Bank filed on April 1, 2002.

10.8(c)	Third Amendment to Credit Agreement dated December 30, 2002 by and among iGate Corporation, PNC Bank, NA, National City Bank of Pennsylvania and First National Union Bank is filed herewith.

10.9

Lease Agreement dated January 15, 1995 by and between Mascot Systems Private Limited and Messrs. Wadhwani and Trivedi for real estate in Bangalore, India is incorporated by reference to Exhibit 10.10 to iGate Corporation’s Registration Statement on Form S-1, Commission File No. 333-14169, filed on November 19, 1996.

10.10

Lease Agreement dated November 6, 1996 by and between Mascot Systems Private Limited and Messrs. Wadhwani and Trivedi for real estate in Bangalore, India is incorporated by reference to Exhibit 10.11 to iGate Corporation’s Registration Statement on Form S-1, Commission File No. 333-14169, filed on November 19, 1996.

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

10.14

Lease Agreement dated April 1, 1996 by and between Scott Systems Private Limited and Messrs. Wadhwani and Trivedi for real estate in Bombay, India is incorporated by reference from Exhibit 10.12 to iGate Capital Corporation’s Registration Statement on Form S-1, Commission File No. 333-4169, filed on November 19, 1996.

10.15

Lease Agreement dated April 1, 1996 by and between Scott Systems Private Limited and Sunil Wadhwani for real estate in Bombay, India is incorporated by reference to Exhibit 10.13 to iGate Capital Corporation’s Registration Statement on Form S-1, Commission File No. 333-14169, filed on November 19, 1996.

10.16

Lease Agreement dated April 1, 1996 by and between Scott Systems Private Limited and Ashok Trivedi for real estate in Bombay, India is incorporated by reference to Exhibit 10.14 to Mastech Corporation’s Registration Statement on Form S-1, Commission File No. 333-14169, filed on November 19, 1996.

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

Exhibit	Index Description of Exhibit

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

10.23

Shareholders Agreement by and among the Company, Sunil Wadhwani and Ashok Trivedi and the Joinder Agreement by Grantor Retained Annuity Trusts established by Messrs. Wadhwani and Trivedi are incorporated by reference to Exhibit 10.5 to iGate Corporation’s Registration Statement on Form S-1, Commission File No. 333-14169, filed on December 16, 1996.

10.25

Form of S-corporation Revocation, Tax Allocation and Indemnification Agreement is incorporated by reference to Exhibit 10.17 to iGate Corporation’s Registration Statement on Form S-1, Commission File No. 333-14169, filed on November 19, 1996.

10. 26	Stock Purchase Agreement dated December 12, 2001 by and between Highgate Ventures I, L.P. and Ashok Trivedi and Sunil Wadhwani filed April 1, 2002.

10.28	Executive Employment Agreement dated July 1, 2001 between Gerhard Watzinger and Mascot Systems Ltd. and iGate Corporation is filed herewith.*

10.29	Executive Employment Agreement dated December 31, 2001 between Vivekanand Penninti and iGate Corporation is filed herewith.*

21.0	Subsidiaries of the Registrant is filed herewith.

23.0	Report of Predecessor Auditor (Arthur Anderson LLP) on Financial Statement Schedule.

23.1	Report of Independent Accountants on Financial Statement Schedule.

23.2	Consent of Independent Accountants

99.01	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.02	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

______________

*          Management compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st day of March, 2003.

iGATE CORPORATION
March 31, 2003	By:	/s/ SUNIL WADHWANI

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

Signature	Title	Date

/s/ SUNIL WADHWANI	Co-Chairman of the Board of Directors, Chief Executive Officer, and Director	March 31, 2003

Sunil Wadhwani

/s/ ASHOK TRIVEDI	Co-Chairman of the Board of Directors, President, and Director	March 31, 2003

Ashok Trivedi

/s/ MICHAEL J. ZUGAY	Senior Vice President and Chief Financial Officer	March 31, 2003

Michael J. Zugay

/s/ MICHEL BERTY	Director	March 31, 2003

Michel Berty

/s/ J. GORDON GARRETT	Director	March 31, 2003

J. Gordon Garrett

/s/ EDWARD YOURDON	Director	March 31, 2003

Edward Yourdon

Certification

I, Sunil Wadhwani, Chief Executive Officer of iGate Corporation (“iGate”), certify that:

1. I have reviewed this annual report on Form 10-K of iGate;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

iGATE CORPORATION
March 31, 2003	/s/ SUNIL WADHWANI

Sunil Wadhwani Co-Chairman of the Board of Directors, Chief Executive Officer, and Director

Cerification

I, Michael Zugay, Senior Vice President, Chief Financial Officer of iGate Corporation (“iGate”), certify that:

1. I have reviewed this annual report on Form 10-K of iGate;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

iGATE CORPORATION
March 31, 2003	/s/ MICHAEL ZUGAY

Michael Zugay Senior Vice President, Chief Financial Officer