Form 10-Q
period 2003-03-31
IGATE CORP
filed 2003-05-15
CIK 1024732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

OR

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

(412) 506-1131
(Registrant’s Telephone Number, Including Area Code)

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
Yes ☒ No ☐

The number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding as of April 30, 2003 was 51,575,710.

iGATE CORPORATION

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2003

			Page

PART I	FINANCIAL INFORMATION		3

	Item 1.	Unaudited Condensed Consolidated Financial Statements

		(a) Condensed Consolidated Statements of Operations for the Three Month Periods Ended March 31, 2003 and 2002 (Unaudited)	3

		(b) Condensed Consolidated Balance Sheets as of March 31, 2003 (Unaudited) and December 31, 2002	4

		(c) Condensed Consolidated Statement of Shareholders’ Equity and Comprehensive Loss for the Three Month Period Ended March 31, 2003, and March 31, 2002 (Unaudited)	5

		(d) Unaudited Condensed Consolidated Statements of Cash Flows for the Three Month Periods Ended March 31, 2003 and 2002	6

		(e) Notes to Unaudited Condensed Consolidated Financial Statements	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

	Item 3.	Quantitative and Qualitative Disclosure About Market Risk	19

	Item 4.	Controls and Procedures	20

PART II	OTHER INFORMATION

	Item 6.	Exhibits and Report on Form 8-K	20

SIGNATURES			21

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(a)

iGATE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,

	2003	2002

Revenues	$68,611	$74,997
Cost of revenues	50,519	52,959

Gross margin	18,092	22,038
Selling, general and administrative	16,610	20,782

Income from operations	1,482	1,256
Other income (expense), net	1,042	(362)
Minority interest	(320)	(165)
Gain on deconsolidation of subsidiary	—	7,086
Loss on venture investments	—	(215)

Income before income taxes	2,204	7,600
Income tax provision	2,668	3,040

Net (loss) income	$(464)	$4,560

Net (loss) income per common share, basic	$(0.01)	$0.09

Net (loss) income per common share, diluted	$(0.01)	$0.09

Weighted Average Common Shares outstanding, Basic	51,516	51,201

Weighted Average Common Shares outstanding, Diluted	51,516	52,272

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

(b)

iGATE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	March 31, 2003	December 31, 2002*

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$57,127	$56,793
Short-term investments	25,942	26,188
Restricted cash and investments	25,000	25,000
Accounts receivable, net	50,979	47,964
Prepaid and other current assets	6,730	7,690
Prepaid income taxes	732	3,334
Deferred income taxes	4,195	4,624

Total current assets	170,705	171,593

Intangible assets, net	4,487	4,015
Land, building, equipment and leasehold improvements, net	10,440	10,710
Investments in unconsolidated affiliates	2,405	2,622

Total assets	$188,037	$188,940

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,309	$8,706
Accrued payroll and related costs	20,152	19,421
Accrued income taxes	4,508	4,475
Other accrued liabilities	16,888	18,970
Deferred revenue	2,352	3,837

Total current liabilities	54,209	55,409
Other long-term liabilities	1,314	1,319
Deferred income taxes	8,481	8,839

Total liabilities	64,004	65,567

Minority interest	6,589	6,224
Shareholders’ equity:
Common Stock, par value $0.01 per share: 100,000,000 shares authorized, 52,532,228 and 52,406,893 issued shares, respectively	526	525
Additional paid-in capital	143,918	143,568
Retained deficit	(9,943)	(9,479)
Deferred compensation	(76)	(102)
Common Stock held in treasury, at cost, 964,443 shares	(14,714)	(14,714)
Accumulated other comprehensive loss	(2,267)	(2,649)

Total shareholders’ equity	117,444	117,149

Total liabilities and shareholders’ equity	$188,037	$188,940

*

Condensed from audited Consolidated Financial Statements.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

(c)

iGATE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(Dollars in thousands)
(Unaudited)

	Common Stock		Series Preferred Shares	Additional Paid-in Capital	Retained Earnings (Deficit)	Deferred Compensation	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Comprehensive Income (Loss)

	Shares	Par Value

Balance, December 31, 2002(1)	51,442,450	525	—	143,568	(9,479)	(102)	(14,714)	(2,649)	117,149
Exercise of stock options, including the effect of tax benefit recognized	17,299	—	—	42	—	—	—	—	42
Shares sold to employees	108,036	1	—	308	—	—	—	—	309
Amortization of deferred compensation	—	—	—	—	—	26	—	—	26
Comprehensive income:
Unrealized loss on investments, net of tax of $0.1 million	—	—	—	—	—	—	—	(131)	(131)	$(131)
Reclassification adjustment for gains realized in net loss	—	—	—	—	—	—	—	(464)	(464)	(464)
Currency translation adjustment	—	—	—	—	—	—	—	977	977	977
Net loss	—	—	—	—	(464)	—	—	—	(464)	(464)

										$(82)

Balance, March 31, 2003	51,567,785	$526	—	$143,918	$(9,943)	$(76)	$(14,714)	$(2,267)	$117,444

Balance, December 31, 2001	52,245,436	$524	1	$142,985	$18,012	$(204)	$(14,714)	$(3,227)	$143,376
Exercise of stock options, including the effect of tax benefit recognized	34,375	—	—	129	—	—	—	—	129
Amortization of deferred compensation	—	—	—	—	—	26	—	—	26
Comprehensive income:
Unrealized loss on investments, net of tax of $0.3 million	—	—	—	—	—	—	—	(503)	(503)	$(503)
Reclassification adjustment for losses realized in net loss net of tax $0.1 million	—	—	—	—	—	—	—	125	125	125
Currency translation adjustment	—	—	—	—	—	—	—	(359)	(359)	(359)
Net Income	—	—	—	—	4,560	—	—	—	4,560	4,560

										3,823

Balance, March 31, 2002	52,279,811	$524	1	$143,114	$22,572	$(178)	$(14,714)	(3,964)	147,354

(1)

The Company has reclassed all stock held in Treasury to reflect only outstanding common stock.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

(d)

iGATE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,

	2003	2002

Cash Flows From Operating Activities:
Net (loss) income	$(464)	$4,560
Adjustments to reconcile net (loss) income to cash (used) provided by operations:
Depreciation and amortization	1,359	1,901
Net gain on deconsolidation of itiliti, net of cash	—	(7,086)
Realized gain on investments	(910)	—
Allowance for uncollectible accounts	153	173
Deferred income taxes, net	71	1,760
Loss on venture investments and affiliated companies	—	215
Minority interest	320	165
Deferred revenue	(1,549)	(688)
Amortization of deferred compensation	26	26
Amortization of bond premium	—	1,000
Working capital items:
Accounts receivable	(2,938)	7,323
Prepaid and other current assets	3,562	3,234
Accounts payable	1,413	(1,014)
Accrued and other current liabilities	(1,375)	(2,022)

Net cash flows (used) provided by operating activities	(332)	9,547

Cash Flows From Investing Activities:
Additions to equipment and leasehold improvements, net	(578)	(242)
Sales (purchases) of investments, net	1,156	(3,525)
Acquisitions, net of cash acquired	(424)	(850)
Proceeds from sale of investment in unconsolidated affiliate	—	35
Other	—	(250)

Net cash flows provided (used) by investing activities	154	(4,832)

Cash Flows From Financing Activities:
Net proceeds from exercise of stock options	33	125

Net cash flows provided by financing activities	33	125

Effect of currency translation	479	(505)

Net change in cash and cash equivalents	334	4,335
Cash and cash equivalents, beginning of period	56,793	54,438

Cash and cash equivalents, end of period	$57,127	$58,773

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

(e)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.

Basis of Presentation

The Unaudited Condensed Consolidated Financial Statements included herein have been prepared by iGate Corporation (the ‘‘Company’’) in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, the accompanying Unaudited Condensed Consolidated Financial Statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying Unaudited Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2003 and 2002 should be read in conjunction with the Company’s Consolidated Financial Statements (and notes thereto) included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2002. In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation of the accompanying Unaudited Condensed Consolidated Financial Statements have been included, and all adjustments unless otherwise discussed in the Notes to the Unaudited Condensed Consolidated Financial Statements are of a normal and recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

The Company has accounted for the costs associated with consultants not currently working on projects (“bench costs”) within cost of revenues. Bench costs for the three months ended March 31, 2002 of $3.1 million were accounted for as part of selling, general and administrative expenses. These costs have been reclassified to cost of revenues to conform with the current year presentation.

Revenue Arrangements

In January 2003, the EITF released Issue No. 00-21 ("EITF 00-21"), Revenue Arrangements with Multiple Deliverables, which addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, EITF 00-21 addresses whether an arrangement contains more than one unit of accounting and the measurement and allocation to the separate units of accounting in the arrangement. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company has not yet determined what effect the adoption of this standard will have on its Consolidated Financial Statements.

Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risk and rewards of ownership among their owners and other parties involved. The provisions of FIN 46 are effective immediately to all variable entities created after January 1, 2003 and variable interest entities in which an enterprise obtains an interest in after that date. For variable interest entities created before this date, the provisions are effective July 31, 2003. The Company does not expect the adoption of this standard will have a material impact on its Consolidated Financial Statements.

2.

Guarantees

Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 also requires enhanced disclosures in company’s interim and annual filings. FIN 45 is effective for guarantees issued or modified after December 31, 2002. The disclosure requirements were effective for financial statements of both interim and fiscal years ending after December 15, 2002. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

As a condition of the sale of eJiva to Mascot as discussed in Note 11, the Company has assumed put option payment obligation related to the December 31, 2001 acquisition of Innovative Resources Group, Inc. (“IRG”) by eJiva. The put option entitles the former shareholders of IRG to a payment of $9.3 million and will fully vest on September 1, 2003 and can be exercised on or before December 31, 2003. The liability is recorded as part of “Other” current liabilities.

As a condition of the February 28, 2001 sale of the Company’s 50% interest in Planning Technologies Inc. (“PTI”) to RedHat, Inc. (“RedHat”), approximately 0.3 million shares of RedHat Common Stock are currently held in escrow. The escrow was established at the date of acquisition as a result of certain existing pre-acquisition claims and is the sole source for indemnification obligations, made against PTI. These outstanding claims have yet to be settled. The shares in escrow will be utilized to settle these claims with any residual shares reverting back to the Company.

3.

Stock Based Compensation

Stock options granted under the Company’s stock incentive plans are generally granted at market prices on the date of grant. Stock options granted have a maximum life of ten years from date of grant. Options granted generally vest ratability over a four year period.

The Company accounts for its stock-based compensation in accordance with Accounting Principles Based Opinion No. 25, Accounting for Stock Issued for Employees, and related interpretations using the intrinsic value method, which resulted in no compensation costs for options granted.

The following table illustrates the effect on net (loss) income and (loss) earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock based employee compensation.

	Three Months Ended March 31,

	2003	2002

	(in thousands, except per share data)
Net (loss) income, as reported	$(464)	$4,560

Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards	(424)	144

Proforma net (loss) income	$(888)	$4,704

(Loss) earnings per share:
Basic – as reported	$(0.01)	$0.09

Basic – proforma	$(0.02)	$0.09

Diluted – as reported	$(0.01)	$0.09

Diluted – proforma	$(0.02)	$0.09

4.

Intangible Assets

The Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (‘‘SFAS 142’’), effective the beginning of fiscal 2002. SFAS 142 requires goodwill to be tested for impairment on an annual basis and when certain triggering events occur, and written down when impaired, rather than being amortized as previous standards required. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. The Company has adopted the standard effective the beginning of fiscal 2002. In accordance with SFAS 142, the Company ceased amortizing goodwill as of the beginning of fiscal 2002.

Changes in the carrying value of goodwill by reportable segment are as follows, (in thousands):

	Three Months Ended March 31, 2003

	iGate Professional Services	iGate Global Solutions	iGate Corporate	Consolidated

Intangible assets, December 31, 2002	$4,015	$—	$—	$4,015
Foreign currency translation effect	472	—	—	472

Intangible assets, March 31, 2003	$4,487	$—	$—	$4,487

5.

Investments and Restricted Investments

The Company accounts for its investments in marketable securities in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (‘‘SFAS 115’’). The Company has determined that certain of its investments in marketable securities are to be classified as available-for-sale and recorded at fair value. These investments are carried at market value, with the unrealized gains or losses, net of tax, reported as a component of comprehensive income in the Condensed Consolidated Statement of Shareholders’ Equity and Comprehensive Loss. Realized gains or losses on securities sold are calculated using the specific identification method.

The Company accounts for investments in businesses in which it owns between 20% and 50% voting interest of equity or otherwise acquires management influence using the equity method of accounting as prescribed by Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. Investments in which the Company owns less than a 20% voting interest, or in which the Company does not acquire management influence are accounted for using the cost method of accounting, or, if publicly traded, as available-for-sale securities. The Company’s proportionate share of investment income or loss in affiliates accounted for under the equity method is recorded as part of equity in losses of affiliated companies on the Condensed Consolidated Statement of Operations.

Loss on Venture Investments

In February 2002, the Company sold its entire interest in Versata, Inc. (‘‘Versata’’) for cash, realizing a loss of $0.2 million.

Restricted Investments

The Company had short-term investments consisting of commercial paper, money market funds and corporate bonds that totaled $25.9 million and $26.2 million at March 31, 2003 and December 31, 2002. These funds are to be used exclusively for Mascot’s purposes due to Indian governmental restrictions.

In addition, the Company had compensating balances classified on the Condensed Consolidated Balance Sheet as short-term investments which consisted of money market funds, that totaled $25 million at March 31, 2003 and December 31, 2002. These funds have been pledged to PNC Bank pursuant to terms of the PNC Bank Credit Facility. The compensating balances may be withdrawn, but the availability of short-term lines of credit is dependent upon maintenance of such compensating balances. As of March 31, 2003, the Company had no outstanding indebtedness to PNC under the Credit Facility.

6.

Gain on Deconsolidation of itiliti

On March 15, 2002, through the combination of a sale of new shares by itiliti, Inc. to strategic investors and conversion of its bridge loan financing vehicle to voting equity securities, the Company’s ownership interest in itiliti was reduced from 90% to 49%. Subsequent to the transaction date, the Company accounted for its interest in itiliti under the equity method of accounting due to its lack of controlling interest in itiliti. In addition, the Company has no future obligation to fund additional operating or financing requirements of itiliti. For the three months ended March 31, 2002, the Company recorded a gain on deconsolidation of $7.1 million and a pretax loss for the period January 1, 2002 through the date of deconsolidation in the amount of $2.2 million.

7.

Restructuring and Merger Charges

The following paragraphs discuss the Company’s restructurings of its business. All costs associated with these restructurings were accounted for in accordance with EITF 94-3, Liability Recognition for Costs to Exit an Activity.

During the fourth quarter of 2002, the Company incurred $4.2 million of costs associated with a restructuring of certain of its business units as well as departments within the iGate corporate structure. The Company consolidated its back office operations including its legal, accounting, marketing and human resource departments. As part of the restructuring, the Company has vacated all non-essential properties and all remaining employees have been relocated to a centralized location. As part of the restructuring, the Company eliminated 96 U.S. positions. These employees were executive level, back office support and administrative positions that were no longer being utilized. These actions were necessary due to the streamlining of the Company’s back office operations and due to redundancies of effort. Of the total costs incurred as part of the restructuring, non-cash charges totaled $0.8 million, and were related to write-offs of leasehold improvements on abandoned leased property.

In the third quarter of 2001, the continued economic downturn caused the Company to do an extensive review of its operations and certain overhead costs associated with each reportable segment. In August 2001, the Company approved a restructuring plan (the “plan”). Based upon its revenue trends and the general economic environment, the Company decided to put a plan in place that would serve to cut excess costs in certain of the operating segments. As part of this plan, the Company recorded severance costs in the amount of $1.0 million. The Company reduced employee headcount by 84. These employees ranged from executive level through administrative assistants, and affected the iGate Professional Services, iGate Global Solutions and iGate Corporate segments. The Company also recorded a $2.4 million charge for a special bonus for one of its key executives. The Company also performed an extensive fixed asset inventory in each reportable segment, in order to identify any fixed assets, such as laptops and computer equipment that were deemed to be in excess due to the headcount reduction as well as the continued economic downturn. Based upon the fixed asset inventory, the Company recorded write-downs of $2.1 million. These write-downs of excess equipment were recorded in the iGate Professional Services, iGate Global Solutions and iGate Corporate segments. The Company also decided to exit its training function at the iGate level in favor of a more decentralized approach. Exit costs associated with the training department were $0.8 million, consisting of education-related licensing agreements entered into that will no longer be utilized. In the iGate Professional Services segment, the Company recorded a charge of $1.3 million for lease costs associated with the closure of its office in San Francisco. The Company’s total charge for the plan totaled $7.6 million. The Company believes these steps were necessary due to declines in demand and overall headcount.

In December 2001, the Company severed 3 employees of its wholly-owned subsidiary Global Financial Services of Nevada, ranging from executive level to general and administrative support, incurring a charge of $0.2 million. In December 2001, IRG, a majority-owned subsidiary of the Company, merged with and into eJiva. As part of the merger, eJiva incurred $1.4 million of merger related exit costs associated with a leased space in Pittsburgh. The merged eJiva entity relocated to IRG office space.

The following table details restructuring by year implemented. The Company implemented restructuring plans during 2002 and 2001, and incurred related restructuring costs. The components of the restructuring charges, merger and restructuring accrual at March 31, 2003 are as follows:

	Accrued December 31, 2002	Foreign Exchange Gain	Cash Expenditures	Accrued March 31, 2003

(in thousands)
2002 Severance and related items	$282	$—	$(195)	$87
2002 Lease costs of office closure	2,195	—	(262)	1,933
2001 Severance, bonus and related items	2,355	17	(10)	2,362
2001 Lease costs of office closure	1,611	35	(201)	1,445

Total	$6,443	$52	$(668)	$5,827

8.

PNC Credit Facility

The Company maintains a $50.0 million secured credit facility with PNC that was renewed and amended through July 2003. The PNC Facility provides a maximum loan amount of $50.0 million, subject to the balance of the Company's accounts receivable and certain other factors. As of the quarter ended March 31, 2003, the Company did not obtain the specified required level of “Minimum Consolidated Income from Operations”. The Company obtained a waiver of the financial covenant violation of noncompliance from PNC. The waiver obtained from PNC covers all activity related to the PNC Facility, through the next measurement date of June 30, 2003. The provisions of the PNC Facility require the Company to maintain at least $30.0 million in cash and cash equivalents, which includes $25.0 million that the Company is required to pledge to PNC. The Company currently has $31.3 million in borrowings available to it through the PNC Facility at May 8, 2003 and no amounts outstanding.

9.

Income Taxes

The Company’s income tax provision for the three month period ended March 31, 2003, included a one-time tax charge of $1.8 million related to the sale of eJiva, a U.S. subsidiary, to Mascot, a controlled foreign corporation. The proceeds from the sale were treated as a distribution of Mascot’s accumulated earnings and profits. For U.S. tax purposes, the taxable amount was equal to the gross distribution reduced by amounts previously included in the Company’s taxable income. This transaction had no effect on book income.

10.

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31,

	2003	2002

Basic (loss) income per share:
Net (loss) income	$(464)	$4,560

Divided by:
Weighted average common shares	51,516	51,201

Basic (loss) income per share	$(0.01)	$0.09

Diluted (loss) income per share:

Net (loss) income	$(464)	$4,560

Divided by:
Weighted average common shares	51,516	51,201
Dilutive effect of restricted and common stock equivalents	—	378
Dilutive effect of convertible securities	—	693

Diluted average common shares	51,516	52,272

Diluted (loss) income per share	$(0.01)	$0.09

The number of outstanding options to purchase common shares for which the option exercise prices exceeded the average market price of the common shares aggregated 1.8 million and 2.6 million for the three month periods ended March 31, 2003 and 2002, respectively. These options were excluded from the computation of diluted earnings per share under the treasury stock method.

The calculation of diluted earnings per share for the three month period ended March 31, 2003 would have included 0.2 million shares for assumed exercise of options under the Company's share incentive plans except that the Company was in a net loss position and no anti-dilution is permitted under current accounting rules.

11.

Restricted Stock

On January 1, 2003, Mascot acquired the stock of eJiva for $9.5 million. Prior to the acquisition, eJiva was a wholly owned subsidiary of iGate Corporation. In connection with the January 2003 transfer of eJiva from Mastech Systems Corporation to Mascot Systems Limited, the outstanding shares not owned by iGate were either converted into iGate shares, canceled or purchased in the manner as described below. Each share of common stock of eJiva which was originally issued to the Co-Founders of IRG in the form of restricted stock was converted (based upon the conversion ratio set forth in the merger agreement) into shares of restricted common stock of iGate with the identical terms and vesting schedule as the eJiva restricted stock. Subject to continued employment of the Co-Founders with Mascot, the restricted stock vests as follows: 20% vested on July 1, 2002, 55% vested on March 31, 2003 and the remaining 25% will vest on March 1, 2004.

Effective January 1, 2003, the Company issued 108,036 shares of restricted stock to the Co-Founders of IRG (“Co-Founders”). The restricted stock was issued to replace the restricted stock of the Co-Founders in eJiva in connection with the acquisition of eJiva by Mascot.

The restricted stock was valued at iGate’s market value at date of issuance. The Co-Founders executed full recourse Promissory Notes in order to purchase the shares.

12.

Segment Information

In accordance with Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, management has reevaluated the way the Company is to being managed, beginning in the first quarter of 2003. As a result, the existing operating units of the Company were recast into three reportable operating segments, which have been defined by management, based primarily on the Company’s strategy and business focus for the future. Accordingly, the segment information for the three months ended March 31, 2002 has been recast for comparative purposes.

The Company’s newly recast segments are iGate Global Solutions, iGate Professional Services and iGate Corporate.

iGate Global Solutions (“IGS”)

The IGS segment’s services offerings include offshore outsourcing of IT services and IT systems maintenance. Other offerings include enterprise applications implementation; custom development of applications, application maintenance outsourcing, business intelligence services and data management.

IGS has offshore development centers (“ODCs”) located in Bangalore, Hydrabad, Chennai and Pune, India. IGS has global development centers (“GDCs”) located in Canada and the U.S. IGS operates in India, Canada, the U.S., Europe, Singapore, Malaysia, Japan and Australia.

iGate Professional Services (“IPS”)

The IPS segment’s service offerings include a variety of client-managed and supervised IT staffing service offerings which include enterprise resource package implementation and integration, application support services and client directed software design and customization. The IPS segment also offers training as a service to its customers.

The IPS segment services the U.S., Canada, Australia and portions of the European market.

iGate Corporate (“iGate Corporate”)

In 2003, iGate Corporate includes the operations of jobcurry Systems Private Ltd. iGate Clinical Research Management and corporate and other unallocated costs. In 2002, iGate Corporate also included itiliti, which was deconsolidated in March 2002, and MobileHelix, which ceased operations in February 2002.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate segment performance based upon profit or loss from operations. We do not allocate income taxes, other income or expense and non-recurring charges to segments. In addition, we account for inter-segment sales and transfers at current market prices. All inter-segment sales have been eliminated in consolidation.

Three Months Ended March 31, 2003	iGate Professional Services	iGate Global Solutions	iGate Corporate	Total

External revenues	$32,026	$36,388	$197	$68,611
Cost of revenues	25,230	25,180	109	50,519

Gross margin	6,796	11,208	88	18,092
Selling, general and administrative	4,613	10,060	1,937	16,610

Income (loss) from operations	$2,183	$1,148	(1,849)	1,482

Other income, net			1,042	1,042
Minority interest			(320)	(320)

(Loss) income before income taxes			$(1,127)	$2,204

Three Months Ended March 31, 2002	iGate Professional Services	iGate Global Solutions	iGate Corporate	Total

External revenues	$37,464	$37,116	$417	$74,997
Cost of revenues	28,168	24,286	505	52,959

Gross margin	9,296	12,830	(88)	22,038
Selling, general and administrative	6,436	11,162	3,184	20,782

Income (loss) from operations	$2,860	$1,668	(3,272)	1,256

Other income, net			(362)	(362)
Minority interest			(165)	(165)
Gain on deconsolidation of subsidiary			7,086	7,086
Loss on venture investments and affiliated companies			(215)	(215)

Income before income taxes			$3,072	$7,600

Assets by segment were as follows:

	March 31, 2003	December 31, 2002

	(Dollars in thousands)
iGate Global Solutions.	$80,456	$86,388
iGate Professional Services	25,888	23,023
iGate Corporate (1)	81,693	79,529

Total assets.	$188,037	$188,940

(1)

Goodwill is recorded at the iGate Corporate level.

Revenue and assets by geographic area consisted of the following:

	Three Months Ended March 31,

	2003	2002

	(Dollars in thousands)
Revenues:
United States	$37,625	$46,052
Canada	6,362	4,978
Europe and Africa	7,017	6,860
Pacific Rim	17,607	17,107

Total revenues	$68,611	$74,997

	March 31, 2003	December 31, 2002

	(Dollars in thousands)
Assets:
United States	$106,667	$110,157
Canada	6,364	4,911
Europe and Africa	9,490	6,306
Pacific Rim	65,516	67,566

Total assets	$188,037	$188,940

The following is a concentration of revenues greater than 10% for the periods shown:

	General Electric Company Three Months Ended March 31,

	2003	2002

	(Dollars in thousands)
iGate Global Solutions	35%	31%
iGate Professional Services	—	—
iGate Consolidated	19%	15%

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the Statements in this Form 10-Q (“Form 10-Q”) that are not historical facts constitute “forward-looking statements” within the meaning of such term under the Private Securities Litigation Reform Act of 1995. These forward-looking statements include our financial growth and liquidity projections as well as statements concerning our plans, strategies, intentions and beliefs concerning our business, cash flows, costs and the markets in which we operate. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify certain forward-looking statements. These forward-looking statements are based on information currently available to us, and we assume no obligation to update these statements as circumstances change. There are risks and uncertainties that could cause actual events to differ materially from these forward-looking statements. While we cannot predict all of the risks and uncertainties, they include, but are not limited to, our ability to predict our financial performance, the level of market demand for our services, the highly-competitive market for the types of services that we offer, the impact of competitive factors on profit margins, market conditions that could cause our customers to reduce their spending for our services, our ability to create, acquire and build new businesses and to grow our existing businesses, our ability to attract and retain qualified personnel, our ability to reduce costs and conserve cash, currency fluctuations and market conditions in India and elsewhere around the world, political and military tensions in India and South Asia, changes in generally accepted accounting principles and/or their interpretation and other risks. While we cannot predict all of these risks and uncertainties, we refer you to the important risk factors that could cause actual results to differ materially from our current beliefs and expectations which are discussed under the heading ‘‘Risk Factors’’ in Part I of the 2002 Form 10-K.

Unless otherwise indicated or the context otherwise requires, all references in this report to “iGate”, the “Company”, “us”, “our”, or “we” are to iGate Corporation a Pennsylvania corporation, and its consolidated subsidiaries. iGate Corporation, formerly named iGate Capital Corporation, through its operating subsidiaries, is a worldwide provider of information technology (“IT”) and Offshore Outsourcing services (“worked performed primarily in India”) to large and medium-sized organizations. These services include offshore outsourcing, enterprise resource planning (“ERP”) package implementation and integration services, software development and applications maintenance outsourcing services, client/server design and development and conversion/migration services.

Overview

iGate Corporation, through its operating subsidiaries, is a worldwide provider of IT and Offshore Outsourcing services to large and medium-sized organizations.

2002 was another difficult year for the IT industry. The IT industry did not rebound from 2001 as we had expected. Our revenues for 2002 decreased from 2001 as demand for our services declined as a result of the general economic slowdown related to uncertainties in the economy both here in the U.S. as well as globally. These factors caused a reduction in capital spending and decreases in the number of new software projects initiated by our customers. During the fourth quarter of 2002, the continued economic slowdown caused us to examine the operations within each of our reportable segments, as well as to re-examine our business strategy for 2003. As a result of our examinations, we decided to increase our focus on our offshore delivery business located in India as well as to pursue opportunities in the Business Process Outsourcing (“BPO”) market. We also intend to continue to reduce cost and stabilize our professional services business. In the fourth quarter of 2002, we implemented a restructuring plan to cut costs within each of our operating segments.

Implementation of our strategy to offer offshore-based BPO services to our clients in various industries will extend to non-IT related services and may include service offerings as diverse as call centers, clinical trials management, claims processing, or any other services which may be outsourced and handled from offshore. The nature of our BPO services will be primarily driven by the companies we may acquire, partner with or build on our own. We believe that more services can be or are being performed offshore by talented individuals, at savings as high as 50% over US/European costs.

To enhance our offshore capabilities and to become more visible in the offshore services market, Mascot Systems Ltd. (“Mascot”), our majority owned Indian company, acquired the stock of eJiva, Inc. (“eJiva”), our wholly-owned U.S. subsidiary, and effective April 1, 2003, Aqua Regia, an India-based offshore company which has had an exclusive relationship with eJiva. The purchase consideration of eJiva was $9.5 million and also included iGate’s Toronto Development Center, acquired by eJiva prior to its combination of eJiva with Mascot. The acquisition of eJiva’s stock was effective January 1, 2003.

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

In conjunction with Mascot’s purchase of eJiva and Aqua Regia, our increased focus on our ODCs and the pursuit of BPO opportunities, we began to manage our business in a different way. As a result of our change in strategy consisting of greatly expanding our offshore outsourcing service while leveraging our professional services, we have decided to recast our segments, beginning in the first quarter of 2003. Beginning in the first quarter of 2003, our new recast segments are iGate Global Solutions, iGate Professional Services and iGate Corporate.

In 2002, our reporting segments were Offshore Outsourcing, Enterprise Applications, IT Staffing and iGate Corporate. Prior periods have been reclassified to conform to the current segment reporting.

iGate Global Solutions (“IGS”)

IGS service offerings include offshore outsourcing of Information Technology services (“IT”) and IT systems maintenance. Other offerings include enterprise applications implementation and related custom development of applications such as Oracle, SAP and PeopleSoft. The Segment also offers application maintenance outsourcing, business intelligence services and data management and application re-engineering through its ODCs.

Currently, we have four ODCs located in Bangalore, Hydrabad, Chennai and Pune, India. In addition, we also have Global Delivery Centers (“GDCs”) located in Canada and the U.S. The GDCs can deliver both near shore and offshore services, dependent upon customer location and expectations.

The majority of our revenues in the IGS segments are derived through Mascot, our publicly held Indian entity. In addition, our IGS segment has operations in Canada, the U.S., Europe, Singapore, Malaysia, Japan and Australia. The IGS segment has approximately 2,340 employees.

The majority of our clients in the IGS segment have headquarters in the U.S. and operations throughout the world. We believe our ODCs and GDCs are strategically located in order to service any client regardless of size, scale or geographic location.

The IGS segment markets its service offerings to large and medium-sized organizations. The typical client contracts with an average duration of approximately nine to ten months. Certain contracts are based upon a fixed price with payment based upon deliverables and/or project milestones reached. Certain contracts are time-and-materials based where contract payments are based on the number of consultant hours worked on the project. Customers typically have the right to cancel contracts with minimal notice. Contracts with deliverables or project milestones can provide for certain penalties if the deliverables or project milestones are not met within contract timelines.

The IGS segment services customers in a wide range of industries. The segment’s largest customer is General Electric Company (“GE”). Mascot is a Global Preferred Partner of GE. During the three months ended March 31, 2003, GE contributed 35% of IGS segment revenues, as compared to 31% for the comparable three months ended March 31, 2002.

iGate Professional Services (“IPS”)

Our IPS segment provides a variety of client-managed and supervised IT staffing service offerings which include enterprise resource package implementation and integration, application support services and client directed software design and customization. The IPS segment also offers training as a service to its customers.

The IPS segment markets it services to application development managers and information technology directors within prospective customers companies. The IPS also responds to requests for proposals in order to obtain preferred vendor status to secure long-term engagement relationships. IPS contracts are typically six to nine months in duration. These contracts provide for payments on a time-and-materials basis, based on the number of consultant hours worked on the project. Clients typically have the right to cancel contracts with minimal notice.

The IPS segment services the U.S., Canada, Australia and portions of the European markets. The segment has approximately 1,440 employees. Almost 51% of the revenues of the segment are U.S. based. IPS serves a wide variety of customers in numerous industries.

For the three months ended March 31, 2003 and 2002, respectively, the IPS segment did not have a customer that accounted for 10% of its revenues.

iGate Corporate (“iGate”)

Our iGate Corporate segment includes the operations of jobcurry Systems Private Ltd. (“jobcurry”), iGate Clinical Research Management, Inc. (“ICRM”) and corporate and other unallocated costs. In 2002, iGate Corporate also included itiliti, which was deconsolidated in March 2002, and MobileHelix, which ceased operations in February 2002. jobcurry continues to provide recruiting and placement services for iGate and outside customers. ICRM contracts with pharmaceutical companies to conduct clinical trials on their behalf. These entities are excluded from the above segments due largely to their dissimilar service offerings and certain economic characteristics. The segment has approximately 140 employees.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate segment performance based upon profit or loss from operations. We do not allocate income taxes, other income or expense and non-recurring charges to segments. In addition, we account for inter-segment sales and transfers at current market prices. All inter-segment sales have been eliminated in consolidation.

Critical Accounting Policies

See Note 1 to the Consolidated Financial Statements set forth on pages 39-45 of our 2002 Form 10-K for a complete description of our significant accounting policies.

Results of Operations of Our Operating Segments: iGate Global Solutions (“IGS”), iGate Professional Services (“IPS”) and iGate Corporate (“iGate”) for the Three Months Ended March 31, 2003:

As we discussed earlier, we began to manage our business with an increased focus on our offshore delivery model. As a result, we have recast our operating segments. Further, we now classify costs for consultants not being utilized (i.e. “bench costs”) as direct costs. In prior years, these costs were classified as selling, general and administrative (“SG&A”) costs. The prior reporting period has been reclassified to reflect this change. Bench costs for the three months ended March 31, 2002 were $3.1 million.

iGate Global Solutions (“IGS”)

Revenues for our IGS segment for the three months ended March 31, 2003 were $36.4 million, a decrease of $0.7 million or 2.0%, as compared to $37.1 million, for the three months ended March 31, 2002. Our IGS segment is still experiencing continued weakness in IT spending. Our non-GE revenues have not grown as rapidly as anticipated. Sales cycles for projects are much longer as clients delay the decision-making process due to their uncertainty in the economy. We continue to experience pricing pressures from our customers.

The gross margin for our IGS was 30.8% for the three months ended March 31, 2003, as compared to 34.6% for the three months ended March 31, 2002. The contributing factors to the decline in gross margins were a combination of pricing pressures from customers and the impact of three blended rate contracts, which contributed approximately 16% of our IGS revenues. These contracts have fixed rates regardless of where the work is performed: onsite/near shore (“services provided primarily in North America”) or offshore (“services provided primarily in India”). These contracts continue to have a negative impact on margins due to the labor mix of onsite and offshore.

SG&A expenses include all costs that are not directly associated with our IGS segments revenue generating consultants. SG&A expenses include non-consultant salaries and employee benefits, recruiting and training costs, rent, depreciation and amortization, as well as communications and facilities costs. IGS’ SG&A costs for the three months ended March 31, 2003 were $10.1 million or 27.6% of revenues, as compared to $11.2 million or 30.1% of revenues for the comparable three months ended March 31, 2002. Cost savings were due to decreases in employee headcount due to our December 2002 restructuring plan, as well as improvements in our management of operating costs.

Operating margin for the IGS segment for the three months ended March 31, 2003 was 3.2 % as compared to 4.5% for the three months ended March 31, 2002. The decreases were attributed to a decline in overall revenue volume, an unfavorable mix of salaried consultants to subcontract labor, which directly affects our gross margins that were partially offset by decreases in SG&A costs.

iGate Professional Services (“IPS”)

Revenues for our IPS segment for the three months ended March 31, 2003, were $32.0 million a decrease of $5.4 million or 14.5%, as compared to $37.5 million for the three months ended March 31, 2002. Our IPS segment is still experiencing continued weakness in IT spending and as a result declines overall billable consultant headcount. Because of competitive pricing pressures, billing rates for consultants for comparable periods have had a negative impact on revenues.

The gross margin for our IPS was 21.2% for the three months ended March 31, 2003, as compared to 24.8% for the three months ended March 31, 2002. The contributing factors to the decline in gross margins were a combination of pricing pressures from customers, increases in employee related costs as well as increased usage of subcontractor labor.

SG&A expenses include all costs that are not directly associated with our revenue generating consultants. SG&A expenses include non-consultant salaries and employee benefits, recruiting and training costs, rent, depreciation and amortization, as well as communications and facilities costs. IPS’ SG&A costs for the three months ended March 31, 2003 were $4.6 million, or 14.4% of revenues, as compared to $6.4 million, or 17.2 % of revenues, for the comparable three months ended March 31, 2002. Cost savings were due to decreases in employee headcount due to our December 2002 restructuring plan, as well as improvements in our management of operating costs.

Operating margin for the IPS segment for the three months ended March 31, 2003 was 6.8 % as compared to 7.6 % for the three months ended March 31, 2002. The decreases were attributed to a decline in overall revenue volume, an unfavorable mix of salaried consultants to subcontract labor, which directly affects our gross margins. Operating margin as a percentage of revenue increased due to decreases in SG&A spending, which offset declines in volume and unfavorable labor mixes.

iGate Corporate (“iGate”)

Revenues for the iGate segment, for the three months ended March 31, 2003, were $0.2 million, a decrease of $0.2 million or 52.8% from revenues of $0.4 million for the comparable three months ended March 31, 2002, due to declines in revenues of jobcurry, the March 2002 deconsolidation of itiliti and the February 2002 closure of MobileHelix.

Gross margins were 44.7% for the three months ended March 31, 2003 and a loss of 21.1% at March 31, 2002, as revenues for itiliti exceeded costs for the prior period.

iGate’s segment SG&A expenses declined $1.2 million, or 39.2%, for the three months ended March 31, 2003, as compared to the three months ended March 31, 2002. This decline was attributable to the closure and deconsolidation of MobileHelix and itiliti, Inc., respectively, as well as declines in headcount and other S,G&A costs.

Components of other income (expense), net, for the three months ended March 31, 2003 include interest income on short-term investments of $0.4 million, interest expense on certain discounted liabilities of $0.3 million, and realized gains on the sale of our investments in India of $0.9 million. For the three months ended March 31, 2002, interest income totaled $0.5 million and interest expense totaled $1.6 million. We recognized $0.4 million of foreign currency translation gains on Intercompany debt and $0.3 million of net realized gains on the sale of our investments in India.

Minority interest reflects the share of the net income or loss of our majority-owned operating subsidiaries attributable to the minority owners. Minority interest amounted to expense of $0.3 million for the three months ended March 31, 2003, compared to expense of $0.2 million for the three months ended March 31, 2002. The minority interest expense in 2002 was the minority share of the net income of Mascot. For the three months ended March 31, 2003, the minority interest expense was the minority share of the net income of Mascot and the net loss of ICRM.

We recorded a gain on deconsolidation of itiliti of $7.1 million for the three months ended March 31, 2002, that is more fully discussed in Note 6 to the Condensed Consolidated Financial Statements.

In February 2002, we sold our entire interest in Versata, Inc. recognizing a realized loss in the amount of $0.2 million.

Our income tax provision was $2.7 million at an effective rate of 121% for the three months ended March 31, 2003. The significant items comprising our effective tax rate include the tax on the sale of eJiva to Mascot and the benefits derived from our Indian tax holiday. Our income tax provision for the three months ended March 31, 2002 was $3.0 million at an effective rate of 40% and significant items comprising our effective rate included the benefits derived from our Indian tax holiday.

Liquidity and Capital Resources

Our working capital decreased $0.3 million from December 31,2002 to March 31, 2003. Our accounts receivable increased by $3.0 million from December 31, 2002 and our days sales outstanding increased to 67 days at March 31, 2003 from 64 days at December 31, 2002. We generated sufficient cash to fund our operations.

At March 31, 2003, we had cash and short-term investments of $57.1 million and $50.9 million, respectively, as compared to cash and short-term investments of $56.8 million and $51.2 million, respectively, at December 31, 2002. Short-tesrm investments consisted mainly of highly liquid short-term investments for each of the periods presented. Our focus over the past two years has been liquidity along with the preservation of our principal holdings.

During the three months ended March 31, 2003, we used $0.4 million in cash to acquire ICRM. We did not use our cash reserves for any other significant financing or investing activities, with the exception of operating cash being transferred from money market accounts or other short-term investments, and certain capital expenditures that were incurred during the ordinary course of business.

We restructured our businesses in 2002 and 2001. As a result of these restructurings, we will be required to make cash payments in future years. The nature of the payments and the reasons for the restructurings are discussed more fully in Note 7 to the Condensed Consolidated Financial Statements. The following table details the cash payments that we will be required to make in the future years:

	2003	2004	2005	2006	2007	Thereafter

Severance, bonus and related items	$747	$1,702	$—	$—	$—	$—
Lease costs of office closure	1,335	1,229	654	101	25	34

Total	$2,082	$2,931	$654	$101	$25	$34

We also have financial commitments related to future compensating payouts and existing leases on our occupied space. Our commitments are as follows:

	2003	2004	2005	2006	2007	Thereafter

Put option (see below)	$9,300	$—	$—	$—	$—	$—
Leases	3,014	3,619	3,257	2,024	1,561	2,531

Total	$12,314	$3,619	$3,257	$2,024	$1,561	$2,531

In conjunction with the acquisition of eJiva by Mascot on January 1, 2003, iGate assumed the obligation with respect to the put option payments. The put option was related to a prior acquisition.

We maintain a $50.0 million secured credit facility with PNC that was renewed and amended through July 2003. The PNC Facility provides a maximum loan amount of $50.0 million, subject to the balance of our accounts receivable and certain other factors. As of the quarter ended March 31, 2003, we did not obtain the specified required level of “Minimum Consolidated Income from Operations”. We obtained a waiver of the financial covenant violation of noncompliance from PNC. The waiver obtained from PNC covers all activity related to the PNC Facility, through the next measurement date of June 30, 2003. The provisions of the PNC Facility require us to maintain at least $30.0 million in cash and cash equivalents, which includes $25.0 million that we are required to pledge to PNC. We currently have $31.3 million in borrowings available to us through the PNC Facility at May 8, 2003.

By June 2003, we will be required to pay a maximum of $1.7 million in additional payments related to a prior acquisition. Once these payments are made, we will have no further obligations under these agreements.

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

For all significant foreign operations, the functional currency is the local currency. Assets and liabilities of these operations are translated at the exchange rate in effect at each year-end. Statement of Operations accounts are translated at the average rate exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included as a component of other comprehensive loss. Realized gains and losses from foreign currency transactions are included in net income (loss) for the periods presented. Exchange rate translations did not have a significant impact on operations for the three month period ended March 31, 2003.

Seasonality

Our operations are generally not affected by seasonal fluctuations. However, our consultants’ billable hours are affected by national holidays and vacation policies, which vary by country and by operating company.

Economic Trends

The economic downturn that we have experienced over the last eighteen months has resulted in a revenue decline of $6.4 million, a 8.5% decrease from the comparable three months ended March 31, 2002. We attribute this revenue decline to several factors. First, lower demand for outside services. Our clients, concerned by their own cost structure, are accomplishing their IT needs with their own internal resources. Second, our clients tight IT budgets and focus on projects with high ROI (Return on Investment) resulted in fewer and smaller projects. Third, increased competition from both IT services and software companies drove pricing down. Pricing pressure was felt across all geographies and industry sectors.

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

RISK FACTORS

There are a number of risks and uncertainties that could cause actual results to differ materially from our current beliefs and expectations expressed or implied in this Form 10-Q. We cannot predict all of these risks and uncertainties. However, please refer to a list of important risk factors in the section entitled ‘‘Risk Factors’’ in Part I of our 2001 Form 10-K.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Short-term investments are invested in highly liquid securities such as money market funds and certain corporate bonds with maturities of one year or less, and marketable equity securities. These securities are generally classified as available for sale and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. Part of this portfolio includes minority equity investments in several publicly traded companies, the values of which are subject to market price volatility. We have also invested in one privately held company (Air2Web), which can still be considered in the startup or development stage. This type of investment is inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. We could lose our entire remaining investment in this company.

The following analysis presents the hypothetical changes in fair values of public equity investments that are sensitive to changes in the stock market (in millions):

	Valuation of securities given X% decrease in each stock price			Fair Value as of March 31, 2003	Valuation of securities given X% increase in each stock price

	(75%)	(50%)	(25%)		25%	50%	75%

Corporate equities	$0.5	$1.0	$1.6	$2.1	$2.6	$3.1	$3.6

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

ITEM 4.  CONTROLS AND PROCEDURES

Within 90 days before the filing date of this quarterly report, the chief executive and chief financial officers evaluated the Company’s disclosure controls and have concluded the controls and procedures currently in place are adequate to ensure material information and other information requiring disclosure is identified and communicated on a timely basis. Additionally, there have been no material changes to the Company’s system of internal controls or changes in other factors affecting the operation of the internal controls in the three months since iGate Corporation management last evaluated the system of internal controls in conjunction with the preparation of financial statements for the year ended December 31, 2002.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits

99.01

Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.02

Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)

Reports on Form 8-K

The Company filed a Form 8-K dated May 8, 2003 disclosing the Company’s operating results for the three months ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under signed thereunto duly authorized.

iGATE CORPORATION
May 15, 2003	By:	/s/ SUNIL WADHWANI

Sunil Wadhwani Co-Chairman of the Board of Directors, Chief Executive Officer, and Director

iGATE CORPORATION
May 15, 2003	By:	/s/ MICHAEL ZUGAY

Michael Zugay Senior Vice President, Chief Financial Officer

I, Sunil Wadhwani, Chief Executive Officer of iGate Corporation (“iGate”), certify that:

1.

I have reviewed this quarterly report on Form 10-Q of iGate;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)

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

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

iGATE CORPORATION
May 15, 2003	/S/ SUNIL WADHWANI

Sunil Wadhwani Co-Chairman of the Board of Directors, Chief Executive Officer, and Director

I, Michael Zugay, Senior Vice President, Chief Financial Officer of iGate Corporation (“iGate”), certify that:

1.

I have reviewed this quarterly report on Form 10-Q of iGate;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)

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

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

iGATE CORPORATION
May 15, 2003	/S/ MICHAEL ZUGAY

Michael Zugay Senior Vice President, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number

99.01	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.02	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.