Form 10-Q
period 2003-06-30
IGATE CORP
filed 2003-08-13
CIK 1024732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-21755

iGATE CORPORATION
(Exact name of registrant as specified in its charter)

PENNSYLVANIA	25-1802235
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 Commerce Drive Suite 500 Pittsburgh, PA	15275
(Address of principal executive offices)	(Zip Code)

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

Yes  ☒    No  ☐

         The number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding as of July 31, 2003 was 51,621,797.

iGATE CORPORATION

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2003

		Page
PART I	FINANCIAL INFORMATION	3

Item 1.	Unaudited Condensed Consolidated Financial Statements

	(a) Unaudited Condensed Consolidated Statements of Operations for the Three and Six Month Periods Ended June 30, 2003 and 2002	3

	(b) Condensed Consolidated Balance Sheets as of June 30, 2003 (Unaudited) and December 31, 2002	4

	(c) Unaudited Condensed Consolidated Statement of Shareholders’ Equity and Comprehensive Income (Loss) for the Six Month Periods Ended June 30, 2003 and 2002	5

	(d) Unaudited Condensed Consolidated Statements of Cash Flows for the Six Month Periods Ended June 30, 2003 and 2002	6

	(e) Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	23

Item 4.	Controls and Procedures	24

PART II	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	24

	SIGNATURES	25

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(a)

iGATE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues	$72,739	$75,961	$141,350	$150,958
Cost of revenues	53,025	53,618	103,544	106,577

Gross margin	19,714	22,343	37,806	44,381
Selling, general and administrative	18,250	19,787	34,860	40,569

Income from operations	1,464	2,556	2,946	3,812
Other income, net	550	1,351	1,592	989
Minority interest	(196)	(167)	(516)	(332)
Gain on deconsolidation of subsidiary	—	—	—	7,086
Loss on venture investments	—	—	—	(215)

Income before income taxes	1,818	3,740	4,022	11,340
Income tax provision	409	1,496	3,077	4,536

Net income	$1,409	$2,244	$945	$6,804

Net income per common share, basic	$0.03	$0.04	$0.02	$0.13

Net income per common share, diluted	$0.03	$0.04	$0.02	$0.13

Weighted Average Common Shares outstanding, Basic	51,560	51,280	51,538	51,241

Weighted Average Common Shares outstanding, Diluted	51,804	52,385	51,764	52,333

         The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

(b)

iGATE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	June 30, 2003	December 31, 2002*
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$55,314	$56,793
Short-term investments	17,628	26,188
Restricted cash and investments	25,000	25,000
Accounts receivable and unbilled receivables, net	53,243	47,964
Prepaid and other current assets	9,554	7,690
Prepaid income taxes	1,848	3,334
Deferred income taxes	4,235	4,624

Total current assets	166,822	171,593

Goodwill, net	7,833	4,015
Land, building, equipment and leasehold improvements, net	14,085	10,710
Investments in unconsolidated affiliates	3,406	2,622

Total assets	$192,146	$188,940

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,097	$8,706
Accrued payroll and related costs	18,388	19,421
Accrued income taxes	3,185	4,475
Other accrued liabilities	18,014	18,970
Deferred revenue	1,215	3,837

Total current liabilities	52,899	55,409
Other long-term liabilities	1,156	1,319
Deferred income taxes	9,488	8,839

Total liabilities	63,543	65,567

Minority interest	6,785	6,224
Shareholders’ equity:
Common Stock, par value $0.01 per share:
100,000,000 shares authorized, 52,575,365 and 52,406,893 issued shares, respectively	527	525
Additional paid-in capital	144,023	143,568
Accumulated deficit	(8,534)	(9,479)
Deferred compensation	(51)	(102)
Common Stock held in treasury, at cost, 964,443 shares	(14,714)	(14,714)
Accumulated other comprehensive income (loss)	567	(2,649)

Total shareholders’ equity	121,818	117,149

Total liabilities and shareholders’ equity	$192,146	$188,940

* Condensed from audited Consolidated Financial Statements.

         The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

     (c)

iGATE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
(Unaudited)

	Common Stock			Series A	Additional	Retained Earnings			Accumulated Other Compreh- ensive	Total Share-	Compreh- ensive
	Shares		Par Value	Preferred Shares	Paid-in Capital	(Accumulated Deficit)	Deferred Compensation	Treasury Shares	Income (Loss)	holders’ Equity	Income (Loss)
Balance, December 31, 2002	51,442,450		$525	—	$143,568	$(9,479)	$(102)	$(14,714)	$(2,649)	$117,149
Exercise of stock options, including the effect of tax benefit recognized	60,436		1	—	147	—	—	—	—	148
Shares sold to employees	108,036		1	—	308	—	—	—	—	309
Amortization of deferred compensation	—		—	—	—	—	51	—	—	51
Comprehensive income:
Unrealized gain on investments, net of tax of $0.3 million	—		—	—	—	—	—	—	475	475	$475
Reclassification adjustment for gains realized in net income	—		—	—	—	—	—	—	(464)	(464)	(464)
Currency translation adjustment	—		—	—	—	—	—	—	3,205	3,205	3,205
Net income	—		—	—	—	945	—	—	—	945	945

											$4,161

Balance, June 30, 2003	51,610,922		$527	—	$144,023	$(8,534)	$(51)	$(14,714)	$567	$121,818

Balance, December 31, 2001	51,280,993	(1)	$524	1	$142,985	$18,012	$(204)	$(14,714)	$(3,227)	$143,376
Exercise of stock options, including the effect of tax benefit recognized	122,270		1	—	493	—	—	—	—	494
Amortization of deferred compensation	—		—	—	—	—	51	—	—	51
Treasury stock transactions	—		—	(1)	—	—	—	—	—	—
Comprehensive income:
Unrealized loss on investments, net of tax of $0.5 million	—		—	—	—	—	—	—	(796)	(796)	$(796)
Reclassification adjustment for losses realized in net income, net of tax $0.1 million	—		—	—	—	—	—	—	125	125	125
Currency translation adjustment	—		—	—	—	—	—	—	(477)	(477)	(477)
Net income	—		—	—	—	6,804	—	—	—	6,804	6,804

				—							$5,656

Balance, June 30, 2002	51,403,263		$525		$143,478	$24,816	$(153)	$(14,714)	$(4,375)	$149,577

(1)	The Company has reclassed all stock held in Treasury to reflect only outstanding common stock.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

(d)

iGATE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2003	2002
Cash Flows From Operating Activities:
Net income	$945	$6,804
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	2,556	3,509
Net gain on deconsolidation of itiliti, net of cash	—	(7,086)
Realized gain on investments	(735)	—
Allowance for uncollectible accounts	(200)	(60)
Deferred income taxes, net	243	3,045
Loss on venture investments and affiliated companies	—	215
Minority interest	516	332
Deferred revenue	(2,622)	(1,607)
Amortization of deferred compensation	51	51
Amortization of bond premium	—	1,000
Working capital items:
Accounts receivable and unbilled receivables	(4,785)	6,782
Prepaid and other current assets	189	8,840
Accounts payable	3,391	(489)
Accrued and other current liabilities	(3,184)	1,224

Net cash flows (used) provided by operating activities	(3,635)	22,560

Cash Flows From Investing Activities:
Additions to equipment and leasehold improvements, net	(3,187)	(665)
Sales (purchases) of investments, net	8,755	(8,031)
Acquisitions, net of cash acquired	(5,275)	(850)
Contingent consideration	—	(3,038)
Proceeds from sale of investment in unconsolidated affiliate	—	35
Other	—	(872)

Net cash flows provided (used) by investing activities	293	(13,421)

Cash Flows From Financing Activities:
Net proceeds from exercise of stock options	117	493

Net cash flows provided by financing activities	117	493

Effect of currency translation	1,746	49

Net change in cash and cash equivalents	(1,479)	9,681
Cash and cash equivalents, beginning of period	56,793	54,438

Cash and cash equivalents, end of period	$55,314	$64,119

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

(e)     NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

     The Unaudited Condensed Consolidated Financial Statements included herein have been prepared by iGate Corporation (the “Company”) in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, the accompanying Unaudited Condensed Consolidated Financial Statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying Unaudited Condensed Consolidated Financial Statements as of and for the three and six months ended June 30, 2003 and 2002 should be read in conjunction with the Company’s Consolidated Financial Statements (and notes thereto) included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2002. In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation of the accompanying Unaudited Condensed Consolidated Financial Statements have been included, and all adjustments unless otherwise discussed in the Notes to the Unaudited Condensed Consolidated Financial Statements are of a normal and recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

     The Company has accounted for the costs associated with consultants not currently working on projects (“bench costs”) within cost of revenues. Bench costs for the three and six months ended June 30, 2002 of $2.2 million and $5.3 million, respectively were accounted for as part of selling, general and administrative expenses. These costs have been reclassified in 2002 to cost of revenues to conform with the current year presentation.

Recently Issued Accounting Pronouncements

Revenue Arrangement

     In January 2003, the Emerging Issues Task Force released Issue No. 00-21 (“EITF 00-21”), Revenue Arrangements with Multiple Deliverables, which addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, EITF 00-21 addresses whether an arrangement contains more than one unit of accounting and the measurement and allocation to the separate units of accounting in the arrangement. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after July 1, 2003. The Company has not yet determined what effect adoption of this standard will have on its Consolidated Financial Statements.

Variable Interest Entities

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risk and rewards of ownership among their owners and other parties involved. The provisions of FIN 46 are effective immediately to all variable entities created after January 1, 2003 and variable interest entities in which an enterprise obtains an interest in after that date. For variable interest entities created before this date, the provisions are effective July 31, 2003. The Company does not expect the adoption of this standard will have a material impact on its Consolidated Financial Statements.

2.  Guarantees

     FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 also requires enhanced disclosures in company’s interim and annual filings. FIN 45 is effective for guarantees issued or modified after December 31, 2002. The disclosure requirements were effective for financial statements of both interim and fiscal years ending after December 15, 2002. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock based employee compensation.

	Three Months Ended June 30,		Six Months Ended June 30,

	(in thousands, except per share data)
	2003	2002	2003	2002
Net income, as reported	$1,409	$2,244	$945	$6,804
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards	(423)	(38)	(847)	216

Proforma net income	$986	$2,206	$98	$7,020

Earnings per share:
Basic – as reported	$0.03	$0.04	$0.02	$0.13

Basic – proforma	$0.02	$0.04	$0.00	$0.14

Diluted – as reported	$0.03	$0.04	$0.02	$0.13

Diluted – proforma	$0.02	$0.04	$0.00	$0.13

4.  Acquisitions

     On May 20, 2003, iGate Global Solutions acquired the contact center and facility management businesses of IT&T Technology Services Ltd. (“ITT”). ITT’s businesses are headquartered in Delhi, India. The purchase price for these businesses totaled $4.5 million in cash and included employees, customer contracts, working capital and fixed assets. The preliminary allocation of the purchase price resulted in goodwill of $2.4 million.

     On April 1, 2003, iGate Global Solutions acquired the stock of Aqua Regia, Ltd. for $0.5 million in cash. Aqua Regia is headquartered in Hyderabad, India. The preliminary allocation of the purchase price resulted in goodwill of $0.2 million.

     On February 26, 2003, the Company, through a newly formed subsidiary iGate Clinical Research International, formerly known as iGate Clinical Management, Inc. (“ICRI”), purchased the assets of Pittsburgh Clinical Research Network (“PCRN”), for $0.4 million. The Company retained 90% ownership of ICRI, with one minority shareholder owning a 10% minority interest in the entity.

5.  Intangible Assets

     The Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), effective the beginning of fiscal 2002. SFAS 142 requires goodwill to be tested for impairment on an annual basis and when certain triggering events occur, and written down when impaired, rather than being amortized as previous standards required. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. The Company adopted the standard effective the beginning of fiscal 2002. In accordance with SFAS 142, the Company ceased amortizing goodwill as of the beginning of fiscal 2002.

     Changes in the carrying value of goodwill by reportable segment are as follows, (in thousands):

	Three Months Ended June 30, 2003
	iGate Professional Services	iGate Solutions	iGate Corporate	Consolidated
Goodwill net, March 31, 2003	$4,487	$—	$—	$4,487
Acquisitions	—	2,603	—	2,603
Foreign currency translation effect	743	—	—	743

Goodwill, June 30, 2003	$5,230	$2,603	$—	$7,833

	Six Months Ended June 30, 2003
	iGate Professional Services	iGate Solutions	iGate Corporate	Consolidated
Goodwill net, December 31, 2002	$4,015	$—	$—	$4,015
Acquisitions	—	2,603	—	2,603
Foreign currency translation effect	1,215	—	—	1,215

Goodwill net, June 30, 2003	$5,230	$2,603	$—	$7,833

6.  Investments and Restricted Investments

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

     The Company accounts for investments in businesses in which it owns between a 20% and 50% voting interest of equity or otherwise acquires management influence using the equity method of accounting as prescribed by Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. Investments in which the Company owns less than a 20% voting interest, or in which the Company does not acquire management influence are accounted for using the cost method of accounting, or, if publicly traded, as available-for-sale securities. The Company’s proportionate share of investment income or loss in affiliates accounted for under the equity method is recorded as part of equity in losses of affiliated companies on the Condensed Consolidated Statement of Operations.

Loss on Venture Investments

     In February 2002, the Company sold its entire interest in Versata, Inc. (“Versata”) for cash, realizing a loss of $0.2 million.

Restricted Investments

     The Company had short-term investments consisting of commercial paper, money market funds and corporate bonds that totaled $17.6 million and $26.2 million at June 30, 2003 and December 31, 2002. These funds are to be used exclusively for iGate Global Solutions’ purposes due to Indian governmental restrictions.

     In addition, the Company had compensating balances classified on the Condensed Consolidated Balance Sheets as short-term investments which consisted of money market funds that totaled $25.0 million at June 30, 2003 and December 31, 2002. These funds have been pledged to PNC Bank pursuant to terms of the PNC Bank Credit Facility. The compensating balances may be withdrawn, but the availability of short-term lines of credit is dependent upon maintenance of such compensating balances. As of June 30, 2003, the Company had no outstanding indebtedness to PNC under the Credit Facility.

     As a condition of the February 28, 2001 sale of the Company’s 50% interest in Planning Technologies, Inc. (“PTI”) to RedHat, Inc. (“RedHat”), approximately 0.3 million shares of RedHat Common Stock are currently held in escrow. The escrow was established at the date of acquisition as a result of certain existing pre-acquisition claims and is the sole source for indemnification obligations, made against PTI, of which iGate would be liable. These outstanding claims have yet to be settled. The shares in escrow will be utilized to settle these claims with any residual shares reverting back to the Company.

7.  Gain on Deconsolidation of itiliti

     On March 15, 2002, through the combination of a sale of new shares by itiliti, Inc. (“itiliti”) to strategic investors and conversion of its bridge loan financing vehicle to voting equity securities, the Company’s ownership interest in itiliti was reduced from 90% to 49%. Subsequent to the transaction date, the Company accounted for its interest in itiliti under the equity method of accounting due to its lack of controlling interest in itiliti. In addition, the Company has no future obligation to fund additional operating or financing requirements of itiliti. For the six months ended June 30, 2002, the Company recorded a gain on deconsolidation of $7.1 million and a pretax loss for the period January 1, 2002 through the date of deconsolidation in the amount of $2.2 million.

8.  Restructuring and Merger Charges

     The following paragraphs discuss the Company’s restructurings of its business. All costs associated with these restructurings were accounted for in accordance with EITF 94-3, Liability Recognition for Costs to Exit an Activity.

     During the fourth quarter of 2002, the Company incurred $4.2 million of costs associated with a restructuring of certain of its business units as well as departments within the iGate corporate structure. The Company consolidated its back office operations including its legal, accounting, marketing and human resource departments. As part of the restructuring, the Company has vacated all non-essential properties and all remaining employees were relocated to a centralized location. As part of the restructuring, the Company eliminated 96 U.S. positions. These employees were executive level, back office support and administrative positions that were no longer being utilized. These actions were necessary due to the streamlining of the Company’s back office operations and due to redundancies of effort. Of the total costs incurred as part of the restructuring, non-cash charges totaled $0.8 million, and were related to write-offs of leasehold improvements on abandoned leased property.

     In the third quarter of 2001, the continued economic downturn caused the Company to do an extensive review of its operations and certain overhead costs associated with each reportable segment. In August 2001, the Company approved a restructuring plan (the “plan”). Based upon its revenue trends and the general economic environment, the Company decided to put a plan in place that would serve to cut excess costs in certain of the operating segments. As part of this plan, the Company recorded severance costs in the amount of $1.0 million. The Company reduced employee headcount by 84. These employees ranged from executive level through administrative assistants, and affected the iGate Professional Services, iGate Solutions and iGate Corporate segments. The Company also recorded a $2.4 million charge for a special bonus for one of its key executives. The Company also performed an extensive fixed asset inventory in each reportable segment, in order to identify any fixed assets, such as laptops and computer equipment that were deemed to be in excess due to the headcount reduction as well as the continued economic downturn. Based upon the fixed asset inventory, the Company recorded write-downs of $2.1 million. These write-downs of excess equipment were recorded in the iGate Professional Services, iGate Solutions and iGate Corporate segments. The Company also decided to exit its training function at the iGate level in favor of a more decentralized approach. Exit costs associated with the training department were $0.8 million, consisting of education-related licensing agreements entered into that will no longer be utilized. In the iGate Professional Services segment, the Company recorded a charge of $1.3 million for lease costs associated with the closure of its office in San Francisco. The Company’s total charge for the plan totaled $7.6 million. The Company believes these steps were necessary due to declines in demand and overall headcount.

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

     The following table details restructuring by year implemented. The Company implemented restructuring plans during 2002 and 2001, and incurred related restructuring costs. The components of the restructuring charges, merger and restructuring accrual at June 30, 2003 are as follows:

	Accrued December 31, 2002	Foreign Exchange Gain	Cash Expenditures	Accrued June 30, 2003
(in thousands)
2002 Severance and related items	$282	$—	$(246)	$36
2002 Lease costs of office closure	2,195	—	(524)	1,671
2001 Severance, bonus and related items	2,355	38	(216)	2,177
2001 Lease costs of office closure	1,611	81	(332)	1,360

Total	$6,443	$119	$(1,318)	$5,244

9.  PNC Credit Facility and Other Liabilities

     The Company maintained a $50.0 million secured credit facility with PNC that was renewed and amended through October 31, 2003. The PNC Facility provided a maximum loan amount of $50.0 million, subject to the balance of the Company’s accounts receivable and certain other factors. As of the quarter ended June 30, 2003, the Company did not obtain the specified required level of “Minimum Consolidated Income from Operations”. As a condition of the Fourth Amendment, the Company’s ability to borrow funds is subject to: (a) its delivery within forty five days of certain supplemental schedules required by PNC and (b) PNC waiving certain events of default under the credit facility including but not limited to the Company’s failure to obtain the minimum required consolidated income from operations for the quarter ended June 30, 2003. The provisions of the PNC Facility requires the Company to maintain at least $30.0 million in cash and cash equivalents, which includes $25.0 million that the Company is required to pledge to PNC. On July 31, 2003, the credit facility expired and was amended, which is more fully discussed in Note 14.

     As a condition of the sale of eJiva to iGate Global Solutions, Ltd., a subsidiary of the Company, formerly known as Mascot Systems, Ltd. (“IGS or iGate Global Solutions”) as discussed in Note 12, the Company has assumed the put option payment obligation related to the December 31, 2001 acquisition of Innovative Resources Group, Inc. (“IRG”) by eJiva. The put option entitles the former shareholders of IRG to a payment of $9.3 million and will fully vest on September 1, 2003 and can be exercised on or before December 31, 2003. The liability is recorded as part of “Other Accrued Liabilities”.

10.  Income Taxes

       The Company’s tax provision for the six months ended June 30, 2003, included a one-time charge of $1.5 million related to the sale of eJiva, a U.S. subsidiary, to iGate Global Solutions Limited, a controlled foreign corporation. The proceeds from the sale were treated as a distribution of iGate Global Solutions’ accumulated earnings and profits. For U.S. tax purposes, the taxable amount was equal to the gross distribution reduced by amounts previously included in the Company’s taxable income.

11.  Earnings Per Share

       The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Basic income per share:
Net income	$1,409	$2,244	$945	$6,804

Divided by:
Weighted average common shares	51,560	51,280	51,538	51,241

Basic income per share	$0.03	$0.04	$0.02	$0.13

Diluted income per share:
Net income	$1,409	$2,244	$945	$6,804
Convertible debt expense, net of tax (1)	—	94	—	189

Adjusted net income	$1,409	$2,338	$945	$6,993

Divided by:
Weighted average common shares	51,560	51,280	51,538	51,241
Dilutive effect of restricted and common stock equivalents	244	412	226	399
Dilutive effect of convertible securities	—	693	—	693

Diluted average common shares	51,804	52,385	51,764	52,333

Diluted income per share	$0.03	$0.04	$0.02	$0.13

(1) Convertible debt expense relates to a Convertible Debenture Agreement with GE Capital Equity Investments, Inc.

         The number of outstanding options to purchase common shares for which the option exercise prices exceeded the average market price of the common shares aggregated 1.8 million and 1.9 million for the three month periods and 1.8 million and 2.0 million for the six month periods ended June 30, 2003 and 2002, respectively. These options were excluded from the computation of diluted earnings per share under the treasury stock method.

12.  Restricted Stock

        On January 1, 2003, iGate Global Solutions acquired the stock of eJiva for $9.5 million. Prior to the acquisition, eJiva was a wholly owned subsidiary of iGate Corporation. In connection with the January 2003 transfer of eJiva to iGate Global Solutions, the outstanding shares not owned by iGate were either converted into iGate shares, canceled or purchased in the manner as described below. Each share of common stock of eJiva which was originally issued to the Co-Founders of IRG in the form of restricted stock was converted (based upon the conversion ratio set forth in the merger agreement) into shares of restricted common stock of iGate with the identical terms and vesting schedule as the eJiva restricted stock. Subject to continued employment of the Co-Founders with iGate Global Solutions, the restricted stock vests as follows: 20% vested on July 1, 2002, 55% vested on March 31, 2003 and the remaining 25% will vest on March 1, 2004.

        Effective January 1, 2003, the Company issued 108,036 shares of restricted stock to the Co-Founders of IRG (“Co-Founders”). The restricted stock was issued to replace the restricted stock in eJiva in connection with the acquisition of eJiva by iGate Global Solutions.

        The restricted stock was valued at iGate’s market value at date of issuance. The Co-Founders executed full recourse Promissory Notes in order to purchase the shares.

13.  Segment Information

        In accordance with Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, management has reevaluated the way the Company is to being managed and monitored, beginning in the first quarter of 2003. As a result, the existing operating units of the Company were recast into three reportable operating segments, which have been defined by management, based primarily on the Company’s strategy and business focus for the future. Accordingly, the segment information for the three and six months ended June 30, 2002 has been recast for comparative purposes.

        The Company’s newly recast segments are iGate Solutions, iGate Professional Services and iGate Corporate.

iGate Solutions

          The iGate Solutions segment’s services offerings include offshore outsourcing of IT services and IT systems maintenance. Other offerings include enterprise applications implementation and related custom development of applications such as Oracle, SAP and PeopleSoft. The Segment also offers application maintenance outsourcing, business intelligence services and data management and application re-engineering through its offshore development centers (“ODCs”).

          iGate Solutions has ODCs located in Bangalore, Hydrabad, Chennai, Delhi, and Pune, India and Wuxi, China. iGate Global Solutions has global development centers (“GDCs”) located in Canada and the U.S. The GDCs can deliver both near shore and offshore services, dependent upon customer location and expectations. iGate Solutions operates in India, Canada, the U.S., Europe, Singapore, Malaysia, Japan, China and Australia.

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

iGate Corporate (“iGate Corporate”)

          In 2003, iGate Corporate includes the operations of jobcurry Systems Private Ltd., iGate Clinical Research International acquired February 26, 2003 and corporate and other unallocated costs. In 2002, iGate Corporate included itiliti, (which was deconsolidated in March 2002), and MobileHelix, (which ceased operations in February 2002).

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

	Three Months Ended June 30, 2003 (Dollars in thousands)
	iGate Professional Services	iGate Solutions	iGate Corporate	Total
External revenues	$34,746	$37,611	$382	$72,739
Cost of revenues	27,020	25,801	204	53,025

Gross margin	7,726	11,810	178	19,714
Selling, general and administrative	4,834	10,093	3,323	18,250

Income (loss) from operations	$2,892	$1,717	(3,145)	1,464

Other income, net			550	550
Minority interest			(196)	(196)

(Loss) income before income taxes			$(2,791)	$1,818

	Three Months Ended June 30, 2002 (Dollars in thousands)
	iGate Professional Services	iGate Solutions	iGate Corporate	Total
External revenues	$37,080	$38,853	$28	$75,961
Cost of revenues	28,271	25,335	12	53,618

Gross margin	8,809	13,518	16	22,343
Selling, general and administrative	6,122	10,940	2,725	19,787

Income (loss) from operations	$2,687	$2,578	(2,709)	2,556

Other income, net			1,351	1,351
Minority interest			(167)	(167)

(Loss) income before income taxes			$(1,525)	$3,740

	Six Months Ended June 30, 2003 (Dollars in thousands)
	iGate Professional Services	iGate Solutions	iGate Corporate	Total
External revenues	$66,772	$73,999	$579	$141,350
Cost of revenues	52,250	50,981	313	103,544

Gross margin	14,522	23,018	266	37,806
Selling, general and administrative	9,447	20,153	5,260	34,860

Income (loss) from operations	$5,075	$2,865	(4,994)	2,946

Other income, net			1,592	1,592
Minority interest			(516)	(516)

(Loss) income before income taxes			$(3,918)	$4,022

	Six Months Ended June 30, 2002 (Dollars in thousands)
	iGate Professional Services	iGate Solutions	iGate Corporate	Total
External revenues	$74,544	$75,969	$445	$150,958
Cost of revenues	56,439	49,621	517	106,577

Gross margin	18,105	26,348	(72)	44,381
Selling, general and administrative	12,558	22,102	5,909	40,569

Income (loss) from operations	$5,547	$4,246	(5,981)	3,812

Other income, net			989	989
Minority interest			(332)	(332)
Gain on deconsolidation of subsidiary			7,086	7,086
Loss on venture investments and affiliated companies			(215)	(215)

Income before income taxes			$1,547	$11,340

Assets by segment were as follows:

	June 30, 2003	December 31, 2002
	(Dollars in thousands)
iGate Solutions	$78,943	$86,388
iGate Professional Services	27,691	23,023
iGate Corporate (1)	85,512	79,529

Total assets	$192,146	$188,940

(1)     Goodwill is recorded at the iGate Corporate level.

Revenue and assets by geographic area consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Dollars in thousands)
Revenues:
United States	$38,411	$45,148	$76,036	$91,201
Canada	7,761	5,257	14,122	10,235
Europe and Africa	6,915	6,383	13,932	13,242
Pacific Rim	19,652	19,173	37,260	36,280

Total revenues	$72,739	$75,961	$141,350	$150,958

	June 30, 2003	December 31, 2002
	(Dollars in thousands)
Assets:
United States	$107,203	$110,157
Canada	7,640	4,911
Europe and Africa	9,878	6,306
Pacific Rim	67,425	67,566

Total assets	$192,146	$188,940

The following is a concentration of revenues greater than 10% for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Dollars in thousands)
General Electric Company
iGate Solutions	33%	29%	34%	30%
iGate Consolidated	17%	15%	18%	15%
International Business Machines Corp.
iGate Professional Services	11%	—	—	—

14.   Subsequent Events

         In July 2003, IGS agreed to enter into an India-based joint venture with CIBER, Inc. (NYSE:CBR). The joint venture, 49% owned by IGS, named CIBER India Pvt. Ltd., offers software services, including applications development, enterprise application support and IT outsourcing services. iGate will account for its share of the joint venture profit and loss using the equity-method of accounting.

         On July 31, 2003, IGS entered into a definitive agreement to acquire a 51% majority interest in Quintant, an India-based business services provider for $19.0 million in cash and will acquire 9% for $0.7 million. As part of the same agreement iGate acquired an approximate 13% interest in Quintant for $0.9 million in cash. iGate intends to acquire the remaining 27% of Quintant in March 2004, with an issuance of approximately 2.7 million shares of iGate stock, whose value will be determined at the date of acquisition. Quintant is considered to be a “development stage” company with operating costs but no revenue streams.

         On July 31, 2003, the $50.0 million secured facility with PNC Bank expired. The Company has amended (“Fourth Amendment”), the credit facility agreement to extend the expiration date to October 31, 2003, and in addition, has decreased the amount of available borrowings to $25.0 million. As a condition of the Fourth Amendment, the Company’s ability to borrow funds is subject to: (a) its delivery within forty five days of certain supplemental schedules required by PNC and (b) PNC waiving certain events of default under the credit facility including but not limited to the Company’s failure to obtain the minimum required consolidated income from operations for the quarter ended June 30, 2003.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Some of the Statements in this Form 10-Q (“Form 10-Q”) that are not historical facts constitute “forward-looking statements” within the meaning of such term under the Private Securities Litigation Reform Act of 1995. These forward-looking statements include our financial growth and liquidity projections as well as statements concerning our plans, strategies, intentions and beliefs concerning our business, cash flows, costs and the markets in which we operate. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify certain forward-looking statements. These forward-looking statements are based on information currently available to us, and we assume no obligation to update these statements as circumstances change. There are risks and uncertainties that could cause actual events to differ materially from these forward-looking statements. While we cannot predict all of the risks and uncertainties, they include, but are not limited to, our ability to predict our financial performance, the level of market demand for our services, the highly-competitive market for the types of services that we offer, the impact of competitive factors on profit margins, market conditions that could cause our customers to reduce their spending for our services, our ability to create, acquire and build new businesses and to grow our existing businesses, our ability to attract and retain qualified personnel, our ability to reduce costs and conserve cash, currency fluctuations and market conditions in India and elsewhere around the world, political and military tensions in India and South Asia, changes in generally accepted accounting principles and/or their interpretation and other risks. While we cannot predict all of these risks and uncertainties, we refer you to the important risk factors that could cause actual results to differ materially from our current beliefs and expectations, which are, discussed under the heading “Risk Factors” in Part I of the 2002 Form 10-K.

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

         During 2003, we decided to increase our focus on our offshore delivery business located in India as well as to pursue opportunities in the Business Process Outsourcing (“BPO”) market. We also decided to continue to reduce costs and stabilize our professional services business. In the fourth quarter of 2002, we implemented a restructuring plan to cut costs within each of our operating segments.

         We have also recently announced our intention to offer business services provisioning (“BSP”) services through the acquisition of Quintant. A BSP provider offers business process outsourcing as well as “front-end” consulting services to optimize business processes and technologies prior to outsourcing clients business processes.

         Implementation of our strategy to offer offshore-based BPO services to our clients in various industries extends to non-IT related services and may include service offerings as diverse as billing and accounts receivable collections, claims processing, or any other services which may be outsourced and handled from offshore. The range of our BPO services offered will be primarily driven by the companies we may acquire, partner with or build on our own. We believe that more services can be or are being performed offshore by talented individuals, at savings as high as 50% over US or European costs.

         To enhance our offshore capabilities and to become more visible in the offshore services market, iGate Global Solutions Ltd., formerly known as Mascot Systems, Ltd. (“IGS or iGate Global Solutions”), our majority owned Indian subsidiary, acquired the stock of eJiva, Inc. (“eJiva”), our wholly-owned U.S. subsidiary, and effective April 1, 2003, Aqua Regia, an India-based offshore company which has had an exclusive relationship with eJiva. All revenues of Aqua Regia are eliminated in consolidation. The purchase consideration of eJiva was $9.5 million and also included iGate’s Toronto Development Center, acquired by eJiva prior to its combination of eJiva with IGS. The acquisition of eJiva’s stock was effective January 1, 2003. In conjunction with IGS’s purchase of eJiva and Aqua Regia, our increased focus on our offshore development centers (“ODCs”) and the pursuit of BPO opportunities, we began to manage our business in a different way.

         We believe that these acquisitions will enable IGS to become more visible in the industry thereby, becoming more competitive with the larger offshore market leaders. In the offshore industry, revenue size and company size are critical success factors. Further, eJiva brings certain significant client relationships to enable IGS to expand its offshore business and to combine its service offerings with eJiva’s service offerings.

         As a result of our change in strategy consisting of greatly expanding our offshore outsourcing services while leveraging our professional services and the change in the way we monitor and mange our business, we decided to recast our segments, beginning in the first quarter of 2003. Beginning in the first quarter of 2003, our recast segments are iGate Solutions, iGate Professional Services and iGate Corporate.

         In 2002, our reporting segments were Offshore Outsourcing, Enterprise Applications, IT Staffing and iGate Corporate. Prior periods have been reclassified to conform to the current segment reporting.

New Developments

         On July 31, 2003, IGS entered into a definitive agreement to acquire a 51% majority interest in Quintant, an India-based business services provider for $19.0 million in cash and will acquire 9% for $0.7 million in cash. As part of the same agreement iGate acquired an approximate 13% interest in Quintant for $0.9 million in cash. iGate intends to acquire the remaining 27% of Quintant in March 2004, with an issuance of approximately 2.7 million shares of iGate stock, whose value will be determined at the date of acquisition. Quintant is considered to be a “development stage” company with operating costs but no revenue streams.

         In July 2003, IGS has agreed to enter into an India-based joint venture with CIBER, Inc. (NYSE:CBR). The joint venture, 49% owned by IGS, named CIBER India Pvt. Ltd., offers software services, including applications development, enterprise application support and IT outsourcing services. iGate will account for its share of the joint ventures profit and loss, using the equity-method of accounting.

         On May 20, 2003, IGS acquired the contact center and facility management business of IT&T Technology Services Ltd. (“ITT”) for $4.5 million in cash. ITT’s businesses are headquartered in Delhi, India. This acquisition will both expand and compliment our service offerings and is aligned with our strategy to grow our offshore-based BPO services.

         On April 1, 2003, iGate Global Solutions acquired the stock of Aqua Regia, Ltd. for $0.5 million in cash. Aqua Regia is headquartered in Hyderabad, India.

iGate Solutions

         The iGate Solutions segment’s services offerings include offshore outsourcing of IT services and IT systems maintenance. Other offerings include enterprise applications implementation and related custom development of applications such as Oracle, SAP and PeopleSoft. The Segment also offers application maintenance outsourcing, business intelligence services and data management and application re-engineering through its ODCs.

         iGate Solutions has ODCs located in Bangalore, Hyderabad, Chennai, Delhi, and Pune, India and Wuxi, China. iGate Solutions has global development centers (“GDCs”) located in Canada and the U.S. The GDCs can deliver both near shore and offshore services, dependent upon customer location and expectations. iGate Solutions operates in India, Canada, the U.S., Europe, Singapore, Malaysia, Japan and Australia.

         The majority of our revenues in the iGate Solutions segments are derived through iGate Global Solutions, our publicly held Indian subsidiary. In addition, our iGate Solutions segment has operations in Canada, the U.S., Europe, Singapore, Malaysia, Japan, China and Australia with employee headcount of approximately 3,365.

         The majority of our clients in the iGate Solutions segment have headquarters in the U.S. and operations throughout the world. We believe our ODCs and GDCs are strategically located in order to service any client regardless of size, scale or geographic location.

         The iGate Solutions segment markets its service offerings to large and medium-sized organizations. Certain contracts are based upon a fixed price with payment based upon deliverables and/or project milestones reached. Certain contracts are time-and-materials based where contract payments are based on the number of consultant hours worked on the project. Customers typically have the right to cancel contracts with minimal notice. Contracts with deliverables or project milestones can provide for certain penalties if the deliverables or project milestones are not met within contract timelines.

         The iGate Solutions segment services customers in a wide range of industries. The segment’s largest customer is General Electric Company (“GE”). IGS is a Global Preferred Partner of GE. During the three and six months ended June 30, 2003, GE contributed 33% and 34%, respectively of iGate Solutions segment revenues, as compared to 29% and 30% for the comparable three and six months ended June 30, 2002, respectively.

iGate Professional Services (“IPS”)

         Our IPS segment provides a variety of client-managed and supervised IT staffing service offerings which include enterprise resource package implementation and integration, application support services and client directed software design and customization. The IPS segment also offers training as a service to its customers.

         The IPS segment markets it services to application development managers and information technology directors within prospective customers companies. The IPS segment also responds to requests for proposals in order to obtain preferred vendor status to secure long-term engagement relationships. IPS contracts provide for payments on a time-and-materials basis, based on the number of consultant hours worked on the project. Clients typically have the right to cancel contracts with minimal notice.

         The IPS segment services the U.S., Canada, Australia and portions of the European markets. The segment has approximately 1,430 employees. Almost 47% of the revenues of the segment are U.S. based. IPS serves a wide variety of customers in numerous industries.

         The segment’s largest customer is IBM. During, the three and six months ended June 30, 2003; IBM contributed 11% and 8% respectively of IPS segment revenues. IPS segment did not have a customer that accounted for greater than 10% of its revenues in 2002.

iGate Corporate (“iGate”)

         Our iGate Corporate segment includes the operations of jobcurry Systems Private Ltd. (“jobcurry”), iGate Clinical Research International, Inc. (“ICRI”) and corporate and other unallocated costs. In 2002, iGate Corporate also included itiliti, which was deconsolidated in March 2002, and MobileHelix, which ceased operations in February 2002. jobcurry continues to provide recruiting and placement services for iGate and outside customers. ICRI contracts with pharmaceutical companies to conduct clinical trials on their behalf. These entities are excluded from the above segments due largely to their dissimilar service offerings and certain economic characteristics. The segment has approximately 160 employees.

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

Significant Accounting Policies

         See Note 1 to the Consolidated Financial Statements set forth on pages 39-45 of our 2002 Form 10-K for a complete description of our significant accounting policies.

Recently Issued Accounting Pronouncements

Revenue Arrangement

         In January 2003, the Emerging Issues Task Force released Issue No. 00-21 (“EITF 00-21”), Revenue Arrangements with Multiple Deliverables, which addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, EITF 00-21 addresses whether an arrangement contains more than one unit of accounting and the measurement and allocation to the separate units of accounting in the arrangement. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after July 1, 2003. The Company has not yet determined what effect adoption of this standard will have on its Consolidated Financial Statements.

Variable Interest Entities

         In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risk and rewards of ownership among their owners and other parties involved. The provisions of FIN 46 are effective immediately to all variable entities created after January 1, 2003 and variable interest entities in which an enterprise obtains an interest in after that date. For variable interest entities created before this date, the provisions are effective July 31, 2003. The Company does not expect the adoption of this standard will have a material impact on its Consolidated Financial Statements.

Results of Operations of Our Operating Segments: iGate Solutions, IPS and iGate for the Three Months Ended June 30, 2003 as Compared to Three Months Ended June 30, 2002:

         As we discussed earlier, we began to manage and monitor our business with an increased focus on our offshore delivery model. As a result, we have recast our operating segments effective January 1, 2003. Further, we now classify costs for consultants not being utilized (i.e. “bench costs”) as direct costs. In prior years, these costs were classified as selling, general and administrative (“SG&A”) costs. The prior reporting period has been reclassified to reflect this change. Bench costs for the three months ended June 30, 2002 were $2.2 million.

iGate Solutions

         Revenues for our iGate Solutions segment for the three months ended June 30, 2003 were $37.6 million, a decrease of $1.2 million or 3.2%, as compared to $38.8 million, for the three months ended June 30, 2002. For the three months ended June 30, 2003, ITT contributed $0.5 million to revenues. Our iGate Solutions segment is still experiencing continued weakness in IT spending. Our non-GE revenues have not grown as rapidly as anticipated. Sales cycles for projects are much longer as clients delay the decision-making process due to their uncertainty in the economy. We continue to experience pricing pressures from our customers.

         The gross margin for our iGate Solutions was 31.4% for the three months ended June 30, 2003, as compared to 34.8% for the three months ended June 30, 2002. The contributing factors to the decline in gross margins were a combination of pricing pressures from customers, wage and bench costs increases, and the impact of blended rate contracts, which contributed approximately 18% of our iGate Solutions revenues. These contracts have fixed rates regardless of where the work is performed: onsite/near shore (“services provided primarily in North America”) or offshore (“services provided primarily in India”). These contracts continue to have lower margin levels.

         SG&A expenses include all costs that are not directly associated with our iGate Solutions segments revenue generating consultants. SG&A expenses include non-consultant salaries and employee benefits, recruiting and training costs, rent, depreciation and amortization, as well as communications and facilities costs. SG&A costs for the three months ended June 30, 2003 were $10.1 million or 26.8% of revenues, as compared to $10.9 million or 28.2% of revenues for the comparable three months ended June 30, 2002. Cost savings were due to reduction in employee headcount as a result of our December 2002 restructuring plan, as well as improvements in our management of operating costs.

         Operating margin for the iGate Solutions segment for the three months ended June 30, 2003 was 4.6% as compared to 6.6% for the three months ended June 30, 2002. The decrease was attributed to a decline in overall revenue volume, an unfavorable mix of salaried consultants to subcontract labor, which directly affects our gross margins that were partially offset by decreases in SG&A costs.

iGate Professional Services (“IPS”)

         Revenues for our IPS segment for the three months ended June 30, 2003, were $34.7 million a decrease of $2.3 million or 6.3%, as compared to $37.1 million for the three months ended June 30, 2002. Our IPS segment is still experiencing continued weakness in IT spending and as a result declining overall billable consultant headcount. Because of competitive pricing pressures, billing rates for consultants for comparable periods have had a negative impact on revenues.

         The gross margin for our IPS segment was 22.2% for the three months ended June 30, 2003, as compared to 23.8% for the three months ended June 30, 2002. The contributing factors to the decline in gross margins were a combination of pricing pressures from customers, increases in employee related costs as well as increased usage of subcontractor labor.

         SG&A expenses include all costs that are not directly associated with our revenue generating consultants. SG&A expenses include non-consultant salaries and employee benefits, recruiting and training costs, rent, depreciation and amortization, as well as communications and facilities costs. SG&A costs for the three months ended June 30, 2003 were $4.8 million, or 13.9% of revenues, as compared to $6.1 million, or 16.5% of revenues, for the comparable three months ended June 30, 2002. Cost savings were due to decreases in employee headcount as a result of our December 2002 restructuring plan, as well as improvements in our management of operating costs.

         Operating margin for the IPS segment for the three months ended June 30, 2003 was 8.3% as compared to 7.2% for the three months ended June 30, 2002. Operating margin as a percentage of revenue increased due to decreases in SG&A spending.

iGate

         Revenues for the iGate segment, for the three months ended June 30, 2003, were $0.4 million, an increase of $0.4 million from revenues of $0.0 million for the comparable three months ended June 30, 2002, due to the addition of $0.2 million revenues from our acquisition, iGate Clinical Research International and increased revenue from jobcurry.

         Gross margins were 46.6% for the three months ended June 30, 2003 compared to 57.1% for the three months ended June 30, 2002.

         iGate’s segment SG&A expenses increased $0.6 million, for the three months ended June 30, 2003, as compared to the three months ended June 30, 2002. This increase is attributable to acquisition related expenses and severance costs.

         Components of other income, net, for the three months ended June 30, 2003 include interest income on short-term investments of $0.6 million, interest expense on certain discounted liabilities of $0.2 million, and foreign currency translation gains of $0.2 million. For the three months ended June 30, 2002, interest income totaled $0.7 million, interest expense totaled $0.3 million and favorable foreign currency translation gains totaled $1.0 million.

         Minority interest reflects the share of the net income or loss of our majority-owned operating subsidiaries attributable to the minority owners. Minority interest amounted to expense of $0.2 million for the three months ended June 30, 2003, compared to expense of $0.2 million for the three months ended June 30, 2002. The minority interest expense in 2002 was the minority share of the net income of IGS. For the three months ended June 30, 2003, the minority interest expense was the minority share of the net income of IGS and the net loss of ICRI, which was acquired in February 2003.

         Our income tax provision was $0.4 million at an effective rate of 23% for the three months ended June 30, 2003. The significant items comprising our effective tax rate include the tax on deemed distributions from iGate Global Solutions and the benefits derived from our Indian tax holiday. Our income tax provision for the three months ended June 30, 2002 was $1.5 million at an effective rate of 40%, and significant items comprising our effective rate included the benefits derived from our Indian tax holiday.

Results of Operations of Our Operating Segments: iGate Solutions, IPS and iGate for the Six Months Ended June 30, 2003 as Compared to Six Months Ended June 30, 2002:

         As we discussed earlier, we began to manage and monitor our business with an increased focus on our offshore delivery model. As a result, we have recast our operating segments effective January 1, 2003. Further, we now classify costs for consultants not being utilized (i.e. “bench costs”) as direct costs. In prior years, these costs were classified as selling, general and administrative (“SG&A”) costs. The prior reporting period has been reclassified to reflect this change. Bench costs for the six months ended June 30, 2002 were $5.3 million.

iGate Solutions

         Revenues for our iGate Solutions segment for the six months ended June 30, 2003 were $74.0 million, a decrease of $2.0 million or 2.6%, as compared to $76.0 million, for the six months ended June 30, 2002. For the six months ended June 30, 2003, ITT contributed $0.5 million to revenues. Our iGate Solutions segment is still experiencing continued weakness in IT spending. Our non-GE revenues have not grown as rapidly as anticipated. Sales cycles for projects are much longer as clients delay the decision-making process due to their uncertainty in the economy. We continue to experience pricing pressures from our customers.

         The gross margin for our iGate Solutions was 31.1% for the six months ended June 30, 2003, as compared to 34.7% for the six months ended June 30, 2002. The contributing factors to the decline in gross margins were a combination of pricing pressures from customers, wage and bench cost increases, and the impact of blended rate contracts, which contributed approximately 17% of our iGate Solutions revenues. These contracts have fixed rates regardless of where the work is performed: onsite/near shore (“services provided primarily in North America”) or offshore (“services provided primarily in India”). These contracts continue to have lower margin levels.

         SG&A expenses include all costs that are not directly associated with our iGate Solutions segments revenue generating consultants. SG&A expenses include non-consultant salaries and employee benefits, recruiting and training costs, rent, depreciation and amortization, as well as communications and facilities costs. SG&A costs for the six months ended June 30, 2003 were $20.2 million or 27.2% of revenues, as compared to $22.1 million or 29.1% of revenues for the comparable six months ended June 30, 2002. Cost savings were due to reduction in employee headcount as a result of our December 2002 restructuring plan, as well as improvements in our management of operating costs.

         Operating margin for the iGate Solutions segment for the six months ended June 30, 2003 was 3.9% as compared to 5.6% for the six months ended June 30, 2002. The decrease was attributed to a decline in overall revenue volume, an unfavorable mix of salaried consultants to subcontract labor, which directly affects our gross margins that were partially offset by decreases in SG&A costs.

iGate Professional Services (“IPS”)

         Revenues for our IPS segment for the six months ended June 30, 2003, were $66.8 million a decrease of $7.8 million or 10.4%, as compared to $74.5 million for the six months ended June 30, 2002. Our IPS segment is still experiencing continued weakness in IT spending and as a result declining overall billable consultant headcount. Because of competitive pricing pressures, billing rates for consultants for comparable periods have had a negative impact on revenues.

         The gross margin for our IPS segment was 21.7% for the six months ended June 30, 2003, as compared to 24.3% for the six months ended June 30, 2002. The contributing factors to the decline in gross margins were a combination of pricing pressures from customers, increases in employee related costs as well as increased usage of subcontractor labor.

         SG&A expenses include all costs that are not directly associated with our revenue generating consultants. SG&A expenses include non-consultant salaries and employee benefits, recruiting and training costs, rent, depreciation and amortization, as well as communications and facilities costs. SG&A costs for the six months ended June 30, 2003 were $9.4 million, or 14.1% of revenues, as compared to $12.6 million, or 16.8% of revenues, for the comparable six months ended June 30, 2002. Cost savings were due to decreases in employee headcount as a result of our December 2002 restructuring plan, as well as improvements in our management of operating costs.

         Operating margin for the IPS segment for the six months ended June 30, 2003 was 7.6% as compared to 7.4% for the six months ended June 30, 2002. Operating margin as a percentage of revenue increased due to decreases in SG&A spending.

iGate

         Revenues for the iGate segment, for the six months ended June 30, 2003, were $0.6 million, an increase of $0.1 million from revenues of $0.5 million for the comparable six months ended June 30, 2002, due to the addition of $0.3 million revenues from the acquisition of iGate Clinical Research International. The six months ended June 30, 2002 included the March 2002 deconsolidation of itiliti and the February 2002 closure of MobileHelix.

         Gross margins were 45.9% for the six months ended June 30, 2003 compared to (16.2%) for the six months ended June 30, 2002.

         iGate’s segment SG&A expenses decreased $0.6 million, for the six months ended June 30, 2003, as compared to the six months ended June 30, 2002. This decrease is attributable to the consolidation of back-office operations located in Pittsburgh.

         Components of other income, net, for the six months ended June 30, 2003 include interest income on short-term investments of $1.9 million, interest expense on certain discounted liabilities of $0.5 million, and foreign currency translation gains of $0.2 million. For the six months ended June 30, 2002, interest income totaled $1.6 million, interest expense totaled $1.9 million and favorable foreign currency translation gains totaled $1.3 million.

         Minority interest reflects the share of the net income or loss of our majority-owned operating subsidiaries attributable to the minority owners. Minority interest amounted to expense of $0.5 million for the six months ended June 30, 2003, compared to expense of $0.3 million for the six months ended June 30, 2002. The minority interest expense in 2002 was the minority share of the net income of IGS. For the six months ended June 30, 2003, the minority interest expense was the minority share of the net income of IGS and the net loss of ICRI, which was acquired in February 2003.

         We recorded a gain on deconsolidation of itiliti of $7.1 million for the six months ended June 30, 2002, that is more fully discussed in footnote 7 to the Condensed Consolidated Financial Statements.

         In February 2002, we sold our entire interest in Versata, Inc. recognizing a realized loss in the amount of $0.2 million.

         Our income tax provision was $3.1 million at an effective tax rate of 77% for the six months ended June 30, 2003. The significant items comprising our effective tax rate include the tax on the sale of eJiva to iGate Global Solutions, the tax on deemed distributions from iGate Global Solutions, and the benefits derived from our Indian tax holiday. Our income tax provisions for the six months ended June 30, 2002, was $4.5 million at an effective rate of 40% and significant items comprising our effective rate included the benefits derived from our Indian tax holiday.

Liquidity and Capital Resources

         Our working capital decreased by $2.3 million from December 31, 2002 to June 30, 2003. Our accounts receivable increased by $5.3 million from December 31, 2002 and our number of days sales outstanding increased to 68 days at June 30, 2003 from 64 days at December 31, 2002. We used a combination of operating cash flows and cash reserves to fund our operations.

         At June 30, 2003, we had cash and short-term investments of $55.3 million and $42.6 million, respectively, as compared to cash and short-term investments of $56.8 million and $51.2 million, respectively, at December 31, 2002. Short-term investments consisted mainly of highly liquid short-term investments for each of the periods presented. Our focus over the past two years has been liquidity along with the preservation of our principal holdings.

         During the six months ended June 30, 2003, we used $0.4 million in cash revenues to acquire iGate Clinical Research International, $0.5 million cash reserves to acquire Aqua Regia and $4.5 million in cash reserves to acquire certain ITT businesses. We did not use our cash reserves for any other significant financing or investing activities, with the exception of operating cash being transferred from money market accounts or other short-term investments, and certain capital expenditures that were incurred during the ordinary course of business.

         We restructured our businesses in 2002 and 2001. As a result of these restructurings, we will be required to make cash payments in future years. The nature of the payments and the reasons for the restructurings are discussed more fully in Note 8 to the Condensed Consolidated Financial Statements. The following table details the cash payments that we will be required to make in the future years:

(Dollars in thousands)	2003	2004	2005	2006	2007	Thereafter
Severance, bonus and related items	$511	$1,702	$—	$—	$—	$—
Lease costs of office closure	988	1,229	654	101	25	34

Total	$1,499	$2,931	$654	$101	$25	$34

         We also have financial commitments related to future payouts and existing leases on our occupied space. Our commitments are as follows:

(Dollars in thousands)	2003	2004	2005	2006	2007	Thereafter
Put option (see below)	$9,300	$—	$—	$—	$—	$—
Leases	2,010	3,619	3,257	2,024	1,561	2,531

Total	$11,310	$3,619	$3,257	$2,024	$1,561	$2,531

         In conjunction with the acquisition of eJiva by iGate Global Solutions on January 1, 2003, iGate assumed the obligation with respect to the put option payments. The put option was related to a prior acquisition.

         Our $50.0 million secured credit facility with PNC expired on July 31, 2003. We have amended (“Fourth Amendment”) our current facility with PNC to extend the expiration date to October 31, 2003 and to decrease our availability under the amendment from $50.0 million to $25.0 million. As a condition to the Fourth Amendment, our ability to borrow funds is subject to: (a) our delivery within forty five days of certain supplemental schedules required by PNC and (b) PNC waiving certain events of default under the credit facility including but not limited to our failure to obtain the minimum required consolidated income from operations for the quarter ended June 30, 2003.

         We do not anticipate the need to borrow funds under the facility prior to delivering the supplemental schedules.

         In 2003, we may be required to pay a maximum of $1.7 million in contingent consideration related to a prior acquisition. Once these payments are made, we will have no further obligations under these agreements.

         We have acquired two development stage companies, Quintant on July 31, 2003 for $19.7 million and iGate Clinical Research International on February 26, 2003. While both companies have their own cash reserves for operating purposes, iGate may be required to fund their operations, if cash reserves are not adequate.

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

         For all significant foreign operations, the functional currency is the local currency. Assets and liabilities of these operations are translated at the exchange rate in effect at each period end. Statement of Operations accounts are translated at the average rate exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included as a component of other comprehensive income (loss). Realized gains and losses from foreign currency transactions are included in net income for the periods presented. Exchange rate translations did not have a significant impact on operations for the three and six month periods ended June 30, 2003.

Seasonality

         Our operations are generally not affected by seasonal fluctuations. However, our consultants’ billable hours are affected by national holidays and vacation policies, which vary by country and by operating company.

Economic Trends

         The economic downturn that we have experienced over the last eighteen months has resulted in a revenue decline of $3.2 million or 4.2% for the comparable quarters ended June 30 and $9.6 million, a 6.4% decrease from the comparable six months ended June 30, 2002. We attribute this revenue decline to several factors. First, lower demand for outside services. Our clients, concerned by their own cost structure, are accomplishing their IT needs with their own internal resources. Second, our clients tight IT budgets and focus on projects with high ROI (Return on Investment) resulted in fewer and smaller projects. Third, increased competition from both IT services and software companies drove pricing down. Pricing pressure was felt across all geographies and industry sectors.

         Our solutions offerings are purchased as value added projects by customers and in times of economic slowdown, are the types of projects that are the first to be delayed or cancelled. Our ODCs are located in India and China, and as part of the sales process, we encourage potential customers to visit our ODCs.

RISK FACTORS

         There are a number of risks and uncertainties that could cause actual results to differ materially from our current beliefs and expectations expressed or implied in this Form 10-Q. We cannot predict all of these risks and uncertainties. However, please refer to a list of important risk factors in the section entitled “Risk Factors” in Part I of our 2002 Form 10-K.

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
         The following analysis presents the hypothetical changes in fair values of public equity investments that are sensitive to changes in the stock market (in millions):

	Valuation of securities given X% decrease in each stock price			Fair Value as of	Valuation of securities given X% increase in each stock price
	(75%)	(50%)	(25%)	June 30, 2003	25%	50%	75%
Corporate equities	$0.8	$1.5	$2.3	$3.1	$3.9	$4.6	$5.4

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

ITEM 4. CONTROLS AND PROCEDURES

         The Corporation’s principal executive officer and principal financial officer have evaluated the effectiveness of the Corporation’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of June 30, 2003. Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Corporation in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Corporation in such reports is accumulated and communicated to the Corporation’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

         There is no change in the Corporation’s “internal control over financial reporting” (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2003, that has materially affected, or is reasonably likely to materially affect the Corporation’s internal control over financial reporting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

31.01	Rule 13a-14(a) Certificate of Chief Executive Officer.

31.02	Rule 13a-14(a) Certificate of Chief Financial Officer.

32.01	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)     Reports on Form 8-K

         The Company filed a Form 8-K dated July 31, 2003 disclosing the Company’s operating results for the three and six months ended June 30, 2003.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under signed thereunto duly authorized.

iGATE CORPORATION

August 13, 2003	By:	/s/ SUNIL WADHWANI

Sunil Wadhwani
Co-Chairman of the Board of Directors, Chief Executive Officer, and Director

August 13, 2003	By:	/s/ MICHAEL ZUGAY

Michael Zugay
Senior Vice President, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number

31.01	Rule 13a-14(a) Certificate of Chief Executive Officer.

31.02	Rule 13a-14(a) Certificate of Chief Financial Officer.

32.01	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the S Sarbanes-Oxley Act of 2002.