Form 10-Q
period 2003-09-16
IGATE CORP
filed 2003-11-14
CIK 1024732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

Yes  ☒  No  ☐

The number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding as October 31, 2003 was 51,757,436.

iGATE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2003

				Page

PART I FINANCIAL INFORMATION				3

Item 1.	Unaudited Condensed Consolidated Financial Statements

	(a	)	Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Month Periods Ended September 30, 2003 and 2002	3

	(b	)	Condensed Consolidated Balance Sheets as of September 30, 2003 (Unaudited) and December 31, 2002	4

	(c	)	Unaudited Consolidated Statement of Shareholders’ Equity and Comprehensive Income (Loss) for the Nine Month Periods Ended September 30, 2003 and 2002 .	5

	(d	)	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Month Periods Ended September 30, 2003 and 2002	6

	(e	)	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations			20

Item 3.	Quantitative and Qualitative Disclosure About Market Risk			29

Item 4.	Controls and Procedures			30

PART II OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K			31

SIGNATURES				32

PART I.    FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(a)

iGATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues	$72,535	$72,122	$213,885	$223,080
Cost of revenues	53,816	51,805	157,360	158,382

Gross margin	18,719	20,317	56,525	64,698
Selling, general and administrative	20,762	18,047	55,622	58,616

(Loss) income from operations	(2,043)	2,270	903	6,082
Other income, net	94	18	1,686	1,007
Minority interest	117	(53)	(399)	(385)
Gain on deconsolidation of subsidiary	—	—	—	7,086
Loss on venture investments	—	—	—	(215)

(Loss) income before income taxes	(1,832)	2,235	2,190	13,575
Income tax (benefit) provision	(404)	894	2,673	5,430

Net (loss) income	$(1,428)	$1,341	$(483)	$8,145

Net (loss) income per common share, basic	$(0.03)	$0.03	$(0.01)	$0.16

Net (loss) income per common share, diluted	$(0.03)	$0.03	$(0.01)	$0.16

Weighted Average Common Shares outstanding, Basic	51,664	51,328	51,573	51,271

Weighted Average Common Shares outstanding, Diluted	51,664	52,318	51,573	52,326

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

(b)

iGATE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	September 30, 2003	December 31, 2002*
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$51,428	$56,793
Short-term investments	12,986	26,188
Restricted cash and investments	25,000	25,000
Accounts receivable, net	53,567	47,964
Prepaid and other current assets	8,769	7,690
Prepaid income taxes	506	3,334
Deferred income taxes	4,154	4,624

Total current assets	156,410	171,593

Goodwill and other intangible assets, net	19,238	4,015
Land, building, equipment and leasehold improvements, net	16,247	10,710
Investments in unconsolidated affiliates	4,244	2,622

Total assets	$196,139	$188,940

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,088	$8,706
Accrued payroll and related costs	20,720	19,421
Accrued income taxes	522	4,475
Other accrued liabilities	17,527	18,970
Deferred revenue	1,039	3,837

Total current liabilities	50,896	55,409
Other long-term liabilities	1,063	1,319
Deferred income taxes	9,965	8,839

Total liabilities	61,924	65,567

Minority interest	6,668	6,224
Shareholders’ equity:
Common Stock, par value $0.01 per share: 100,000,000 shares authorized, 52,705,178 and 52,406,893 issued shares, respectively	528	525
Additional paid-in capital	159,848	143,568
Retained deficit	(9,962)	(9,479)
Deferred compensation	(9,685)	(102)
Common Stock held in treasury, at cost, 964,443 shares	(14,714)	(14,714)
Accumulated other comprehensive income (loss)	1,532	(2,649)

Total shareholders’ equity	127,547	117,149

Total liabilities and shareholders’ equity	$196,139	$188,940

* Condensed	from audited Consolidated Financial Statements.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

(c)

iGATE CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

(Unaudited)

	Common Stock		Series A Preferred Shares	Additional Paid-in Capital	Retained Earnings (Deficit)	Deferred Compensation	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Comprehensive Income (Loss)
	Shares	Par Value
Balance, December 31, 2002	51,442,450	$525	—	$143,568	$(9,479)	$(102)	$(14,714)	$(2,649)	$117,149
Exercise of stock options, including the effect of tax benefit recognized	190,249	2	—	595	—	—	—	—	597
Shares sold to employees	108,036	1	—	308	—	—	—	—	309
Acquisition equity awards	—	—	—	15,377	—	(10,270)	—	—	5,107
Amortization of deferred compensation	—	—	—	—	—	687	—	—	687
Comprehensive income (loss):
Unrealized gain on investments, net of tax of $0.6 million	—	—	—	—	—	—	—	869	869	$869
Reclassification adjustment for gains realized in net income	—	—	—	—	—	—	—	(464)	(464)	(464)
Currency translation adjustment	—	—	—	—	—	—	—	3,776	3,776	3,776
Net loss	—	—	—	—	(483)	—	—	—	(483)	(483)

Balance, September 30, 2003	51,740,735	$528	—	$159,848	$(9,962)	$(9,685)	$(14,714)	$1,532	$127,547	$3,698

Balance, December 31, 2001(1)	51,280,993	$524	1	$142,985	$18,012	$(204)	$(14,714)	$(3,227)	$143,376
Exercise of stock options, including the effect of tax benefit recognized	122,270	1	—	493	—	—	—	—	494
Amortization of deferred compensation	—	—	—	—	—	77	—	—	77
Treasury stock transactions	—	—	(1)	—	—	—	—	—	—
Comprehensive (loss) income:
Unrealized loss on investments, net of tax of $0.7 million	—	—	—	—	—	—	—	(1,093)	(1,093)	$(1,093)
Reclassification adjustment for losses realized in net income, net of tax $0.1 million	—	—	—	—	—	—	—	125	125	125
Currency translation adjustment	—	—	—	—	—	—	—	103	103	103
Net income	—	—	—	—	8,145	—	—	—	8,145	8,145

Balance, September 30, 2002	51,403,263	$525	—	$143,478	$26,157	$(127)	$(14,714)	$(4,092)	$151,227	$7,280

(1)	The Company has reclassed all stock held in Treasury to reflect only outstanding common stock.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

(d)

iGATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash Flows From Operating Activities:
Net (loss) income	$(483)	$8,145
Adjustments to reconcile net (loss) income to net cash provided by operations:
Depreciation and amortization	4,065	5,096
Net gain on deconsolidation of itiliti, net of cash	—	(7,086)
Realized gain on investments	(750)	—
Allowance for uncollectible accounts	(189)	(180)
Deferred income taxes, net	1,596	2,861
Loss on venture investments and affiliated companies	—	215
Minority interest	399	385
Deferred revenue	(2,798)	(561)
Amortization of deferred compensation	687	77
Amortization of bond premium	—	1,222
Working capital items:
Accounts receivable and unbilled receivables	(5,039)	8,747
Prepaid and other current assets	4,218	8,267
Accounts payable	2,233	(1,312)
Accrued and other current liabilities	(5,658)	644

Net cash flows (used) provided by operating activities	(1,719)	26,520

Cash Flows From Investing Activities:
Additions to equipment and leasehold improvements, net	(4,983)	(1,056)
Sales (purchases) of investments	14,156	(7,993)
Acquisitions, net of cash acquired	(12,642)	(850)
Contingent consideration	(1,026)	(4,879)
Other	(1,480)	—
Investment in unconsolidated affiliate	(172)	—
Proceeds from sale of investment in unconsolidated affiliate	—	35

Net cash flows used by investing activities	(6,147)	(14,743)

Cash Flows From Financing Activities:
Payments on long term debt	—	(10,000)
Net proceeds from exercise of stock options	533	493

Net cash flows provided (used) by financing activities	533	(9,507)

Effect of currency translation	1,968	(348)

Net change in cash and cash equivalents	(5,365)	1,922
Cash and cash equivalents, beginning of period	56,793	54,438

Cash and cash equivalents, end of period	$51,428	$56,360

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

(e)

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

The Unaudited Condensed Consolidated Financial Statements included herein have been prepared by iGate Corporation (the “Company”) in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, the accompanying Unaudited Condensed Consolidated Financial Statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying Unaudited Condensed Consolidated Financial Statements as of and for the three and nine months ended September 30, 2003 and 2002 should be read in conjunction with the Company’s Consolidated Financial Statements (and notes thereto) included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2002. In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation of the accompanying Unaudited Condensed Consolidated Financial Statements have been included, and all adjustments unless otherwise discussed in the Notes to the Unaudited Condensed Consolidated Financial Statements are of a normal and recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

The Company has accounted for the costs associated with consultants not currently working on projects (“bench costs”) within cost of revenues. Bench costs for the three and nine months ended September 30, 2002 of $2.5 million and $7.8 million, respectively were accounted for as part of selling, general and administrative expenses. The 2002 costs have been reclassified to cost of revenues to conform with the current year presentation.

Recently Issued Accounting Pronouncements

Revenue Arrangement

In January 2003, the Emerging Issues Task Force released Issue No. 00-21 (“EITF 00-21”), Revenue Arrangements with Multiple Deliverables, which addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, EITF 00-21 addresses whether an arrangement contains more than one unit of accounting and the measurement and allocation to the separate units of accounting in the arrangement. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning July 1, 2003. The Company has determined that the adoption of the standard did not have a material impact on the Consolidated Financial Statements.

Variable Interest Entities

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risk and rewards of ownership among their owners and other parties involved. The provisions of FIN 46 are effective immediately to all variable entities created after January 1, 2003 and variable interest entities in which an enterprise obtains an

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

interest in after that date. For variable interest entities created before this date, the provisions are effective for periods beginning January 1, 2004. The Company does not expect the adoption of this standard will have a material impact on its Consolidated Financial Statements.

2.    Guarantees

FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 also requires enhanced disclosures in interim and annual filings. FIN 45 is effective for guarantees issued or modified after December 31, 2002. The disclosure requirements were effective for financial statements of both interim and fiscal years ending after December 15, 2002. The adoption of this standard did not have a material impact on the Company’s Consolidated Financial Statements.

3.    Stock Based Compensation

Stock options granted under the Company’s stock incentive plans are generally granted at market prices on the date of grant. Stock options granted have a maximum life of ten years from date of grant. Options granted generally vest ratably over a four year period.

The Company accounts for its stock-based compensation in accordance with Accounting Principles Based Opinion No. 25, Accounting for Stock Issued for Employees, and related interpretations using the intrinsic value method.

The following table illustrates the effect on net (loss) income and (loss) earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock based employee compensation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in thousands, except per share data)
Net (loss) income, as reported	$(1,428)	$1,341	$(483)	$8,145
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(286)	(1,133)	(501)	(284)

Proforma net (loss) income	$(1,714)	$208	$(984)	$7,861

(Loss) earnings per share:
Basic—as reported	$(0.03)	$0.03	$(0.01)	$0.16

Basic—proforma	$(0.03)	$0.00	$(0.02)	$0.15

Diluted—as reported	$(0.03)	$0.03	$(0.01)	$0.16

Diluted—proforma	$(0.03)	$0.00	$(0.02)	$0.15

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Compensation

Deferred compensation in the amount of $10.3 million was recorded in conjunction with the acquisition of Quintant, which is more fully described in Note 4. The deferred compensation included 2.1 million shares of iGate restricted stock, 0.6 million iGate options granted at a $0.00 exercise price and 0.8 million of iGate Global Solutions (“IGS”) options granted at a discount from market value to continuing Quintant employees.

The iGate restricted stock, which was granted to key employees of Quintant, was valued based upon the closing price of the Company’s stock at August 20, 2003, which was $4.89 per share. Deferred compensation is being recognized over a weighted average vest period of four years. Deferred compensation recognized for the three and nine months ended September 30, 2003 was approximately $0.4 million for the restricted stock.

All options issued at $0.00 exercise price were valued based upon the closing price of the Company stock at August 20, 2003. Deferred compensation is being recognized ratably over a four-year vesting period. Deferred compensation recognized for the three and nine months ended September 30, 2003 was approximately $0.1 million for these options.

On August 20, 2003, 0.3 million IGS options were issued at a $2.18 exercise price with a market value of $5.11 per share on the same date. On August 22, 2003, 0.5 million IGS options were issued at a $2.53 exercise price with a market value $5.39 on the same date. Deferred compensation is being recognized ratably over a four-year period vesting period. Deferred compensation recognized for the three and nine months ended September 30, 2003 was approximately $0.1 million for these options.

4.    Acquisitions

On August 21, 2003, the Company acquired a 64% interest in Quintant Services Ltd. (“Quintant”), a business service provisioning company based in India for cash. The Company has agreed to acquire the remaining 36% in 2004 in exchange for iGate restricted stock and options. In addition, options in iGate Global Solutions (“IGS”) were granted to Quintant employees on August 21, 2003 (See Note 3). The following table summarizes the purchase price, (in thousands):

Cash	$20,544
Restricted shares of iGate common stock (2.1 million shares to be issued of which 1.1 million shares are considered purchase price, 1.0 million shares are considered deferred compensation, see Note 3)	4,349
IGS options issued to Quintant employees	85
Direct costs associated with the acquisition	254

Total purchase price	$25,232

On March 1, 2004, the Company is required to pay approximately $0.7 million to a continuing Quintant co-founder.

The Company has calculated its purchase price allocation in accordance with Statement of Financial Accounting Standards No. 141, Business Combination. The preliminary allocation of purchase price resulted in goodwill of $5.9 million which was assigned to the iGate Solutions reportable segment. In addition, $4.7 million of intangible assets were acquired, which are subject to amortization, and have a weighted average useful life of five years. The intangible assets that makeup that amount include intellectual property, customer relationships and beneficial employment contracts. Total amortization for the three months ended September 30, 2003 was $0.1 million. The fair value of assets acquired (including goodwill and intangible assets), liabilities and deferred compensation (See Note 3) was $25.5 million, $0.8 million and $10.3 million respectively.

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Due to certain provisions within the acquisition agreement, the Company accounted for the acquisition as a majority-owned subsidiary, and have recognized approximately 94% of Quintant’s losses from August 21, 2003.

On May 20, 2003, iGate Global Solutions (“IGS”) acquired the contact center and facility management businesses of IT&T Technology Services Ltd. (“ITT”). ITT’s businesses are headquartered in Delhi, India. The purchase price for these businesses totaled $4.5 million in cash and included employees, customer contracts, working capital and fixed assets. The preliminary allocation of the purchase price resulted in goodwill of $2.4 million.

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

Operating results of the businesses acquired have been included in the Condensed Consolidated Statements of Operations from the respective acquisition date forward. Pro forma results of the Company, assuming all of the acquisitions except for the Quintant acquisition had been made at the beginning of each period presented, would not be materially different from the results reported.

5.    Goodwill and Other Intangible Assets

The Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), effective the beginning of fiscal 2002. SFAS 142 requires goodwill to be tested for impairment on an annual basis or earlier when certain triggering events occur, and written down when impaired, rather than being amortized as previous standards required. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. The Company adopted the standard effective the beginning of fiscal 2002. In accordance with SFAS 142, the Company ceased amortizing goodwill as of the beginning of fiscal 2002.

Changes in the carrying value of goodwill and intangible assets by reportable segment are as follows, (in thousands):

	Three Months Ended September 30, 2003
	iGate Professional Services	iGate Solutions	iGate Corporate	Consolidated
Goodwill, June 30, 2003	$5,230	$2,603	$—	$7,833
Acquisitions	—	5,872	—	5,872
Contingent consideration(1)	—	1,026	—	1,026
Foreign currency translation effect	(497)	43	—	(454)

Goodwill, September 30, 2003	4,733	9,544	—	14,277

Gross identifiable intangibles June 30, 2003	—	—	—	—
Acquisitions(2)	—	5,094	—	5,094
Accumulated amortization(3)	—	(133)	—	(133)

Net, identifiable intangibles, September 30, 2003	—	4,961	—	4,961

Goodwill and other intangible assets, net, September 30, 2003	$4,733	$14,505	$—	$19,238

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Nine Months Ended September 30, 2003
	iGate Professional Services	iGate Solutions	iGate Corporate	Consolidated
Goodwill, December 31, 2002	$4,015	$—	$—	$4,015
Acquisitions	—	8,475	—	8,475
Contingent consideration(1)	—	1,026	—	1,026
Foreign currency translation effect	718	43	—	761

Goodwill, September 30, 2003	4,733	9,544	—	14,277

Gross identifiable intangibles December 31, 2002	—	—	—	—
Acquisitions(2)	—	5,094	—	5,094
Accumulated amortization(3)	—	(133)	—	(133)

Net, identifiable intangibles, September 30, 2003	—	4,961	—	4,961

Goodwill and other intangible assets, net, September 30, 2003	$4,733	$14,505	$—	$19,238

(1)	Contingent consideration was paid in August 2003 and relates to a prior acquisition.

(2)	The identifiable intangible assets relate to the acquisition of intellectual property, customer relationships, employment contracts and acquisition costs, and will be amortized over a period of three to six years.

(3)	Amortization expense was equal to accumulated amortization for the three and nine months ended September 30, 2003.

6.    Investments and Restricted Investments

The Company accounts for its investments in marketable securities in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). The Company has determined that certain of its investments in marketable securities are to be classified as available-for-sale and recorded at fair value. These investments are carried at market value, with the unrealized gains or losses, net of tax, reported as a component of comprehensive income (loss) in the Consolidated Statement of Shareholders’ Equity and Comprehensive Income (Loss). Realized gains or losses on securities sold are calculated using the specific identification method.

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

Restricted Investments

The Company had short-term investments consisting of commercial paper, money market funds and corporate bonds that totaled $13.0 million and $26.2 million at September 30, 2003 and December 31, 2002. These funds are to be used exclusively for iGate Global Solutions’ purposes due to Indian governmental restrictions.

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, the Company had compensating balances classified on the Condensed Consolidated Balance Sheets as short-term investments which consisted of money market funds that totaled $25.0 million at September 30, 2003 and December 31, 2002. These funds have been pledged to PNC Bank pursuant to terms of the PNC Bank Credit Facility. The compensating balances may be withdrawn, but the availability of short-term lines of credit is dependent upon maintenance of such compensating balances. As of September 30, 2003, the Company had no outstanding indebtedness to PNC under the Credit Facility.

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

7.    Gain on Deconsolidation of itiliti

On March 15, 2002, through the combination of a sale of new shares by itiliti, Inc. (“itiliti”) to strategic investors and conversion of its bridge loan financing vehicle to voting equity securities, the Company’s ownership interest in itiliti was reduced from 90% to 49%. Subsequent to the transaction date, the Company accounted for its interest in itiliti under the equity method of accounting due to its lack of controlling interest in itiliti. In addition, the Company has no future obligation to fund additional operating or financing requirements of itiliti. For the nine months ended September 30, 2002, the Company recorded a gain on deconsolidation of $7.1 million and a pretax loss for the period January 1, 2002 through the date of deconsolidation in the amount of $2.2 million.

8.    Restructuring and Merger Charges

The following paragraphs discuss the Company’s restructurings of its business. All costs associated with these restructurings were accounted for in accordance with EITF 94-3, Liability Recognition for Costs to Exit an Activity.

During the fourth quarter of 2002, the Company incurred $4.2 million of costs associated with a restructuring of certain of its business units as well as departments within the iGate corporate structure. The Company consolidated its back office operations including its legal, accounting, marketing and human resource departments. As part of the restructuring, the Company has vacated all non-essential properties and all remaining employees were relocated to a centralized location. As part of the restructuring, the Company eliminated 96 U.S. positions. These employees included executive level, back office support and administrative positions that were no longer being utilized. These actions were necessary due to the streamlining of the Company’s back office operations and due to redundancies of effort. Of the total costs incurred as part of the restructuring, non-cash charges totaled $0.8 million, and were related to write-offs of leasehold improvements on abandoned leased property.

In the third quarter of 2001, the continued economic downturn caused the Company to do an extensive review of its operations and certain overhead costs associated with each reportable segment. In August 2001, the Company approved a restructuring plan (the “plan”). Based upon its revenue trends and the general economic environment, the Company decided to put a plan in place that would serve to cut excess costs in certain of the operating segments. As part of this plan, the Company recorded severance costs in the amount of $1.0 million. The Company reduced employee headcount by 84. These employees ranged from executive level through administrative assistants, and affected the iGate Professional Services, iGate Solutions and iGate Corporate

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

segments. The Company also recorded a $2.4 million charge for a special bonus for one of its key executives. The Company also performed an extensive fixed asset inventory in each reportable segment, in order to identify any fixed assets, such as laptops and computer equipment that were deemed to be in excess due to the headcount reduction as well as the continued economic downturn. Based upon the fixed asset inventory, the Company recorded write-downs of $2.1 million. These write-downs of excess equipment were recorded in the iGate Professional Services, iGate Solutions and iGate Corporate segments. The Company also decided to exit its training function at the iGate Corporate level in favor of a more decentralized approach. Exit costs associated with the training department were $0.8 million, consisting of education-related licensing agreements entered into that will no longer be utilized. In the iGate Professional Services segment, the Company recorded a charge of $1.3 million for lease costs associated with the closure of its office in San Francisco. The Company’s total charge for the plan totaled $7.6 million.

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

The following table details restructuring by year implemented. The Company implemented restructuring plans during 2002 and 2001, and incurred related restructuring costs. The components of the restructuring charges, merger and restructuring accrual at September 30, 2003 are as follows:

	Accrued December 31, 2002	Foreign Exchange Gain	Cash Expenditures	Accrued September 30, 2003
	(in thousands)
2002 Severance and related items	$282	$—	$(282)	$—
2002 Lease costs of office closure	2,195	—	(900)	1,295
2001 Severance, bonus and related items	2,355	37	(458)	1,934
2001 Lease costs of office closure	1,611	79	(373)	1,317

Total	$6,443	$116	$(2,013)	$4,546

9.    PNC Credit Facility and Other Liabilities

On September 16, 2003, the Company entered into a new secured credit facility (“New Facility”) with PNC Bank N.A. (“PNC”) to replace its previous $50.0 million credit facility with PNC. The New Facility provides a maximum loan amount of $25.0 million and is secured entirely by the Company’s cash. The provisions of the New Facility requires the Company to maintain unrestricted cash and cash equivalents of least $30.0 million and maintain tangible net worth of at least $95.0 million. The Company has no outstanding borrowings on the New Facility.

As a condition of the sale of eJiva to iGate Global Solutions, Ltd., a subsidiary of the Company, formerly known as Mascot Systems, Ltd. (“IGS or iGate Global Solutions”) as discussed in Note 13, the Company assumed the put option payment obligation related to the December 31, 2001 acquisition of Innovative Resources Group, Inc. (“IRG”) by eJiva. The put option entitles the former shareholders of IRG to a payment of $9.3 million and fully vested on September 1, 2003. The put option was exercised and paid on October 1, 2003. The liability is recorded as part of “Other Accrued Liabilities” as of September 30, 2003.

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Income Taxes

The Company’s tax provision for the nine months ended September 30, 2003, included a one-time charge of $1.5 million related to the sale of eJiva, a U.S. subsidiary, to iGate Global Solutions Limited, a controlled foreign corporation. The proceeds from the sale were treated as a distribution of iGate Global Solutions’ accumulated earnings and profits. For U.S. tax purposes, the taxable amount was equal to the gross distribution reduced by amounts previously included in the Company’s taxable income.

11.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Basic (loss) income per share:
Net (loss) income	$(1,428)	$1,341	$(483)	$8,145

Divided by:
Weighted average common shares	51,664	51,328	51,573	51,271

Basic (loss) income per share	$(0.03)	$0.03	$(0.01)	$0.16

Diluted (loss) income per share:
Net (loss) income	$(1,428)	$1,341	$(483)	$8,145
Convertible debt expense, net of tax (1)	—	53	—	242

Adjusted net (loss) income	$(1,428)	$1,394	$(483)	$8,387

Divided by:
Weighted average common shares	51,664	51,328	51,573	51,271
Dilutive effect of restricted and common stock equivalents	—	349	—	379
Dilutive effect of convertible securities	—	641	—	676

Diluted average common shares	51,664	52,318	51,573	52,326

Diluted (loss) income per share	$(0.03)	$0.03	$(0.01)	$0.16

(1) Convertible debt expense related to a Convertible Debenture Agreement with GE Capital Equity Investments, Inc. which was paid off in 2002.

The number of outstanding options to purchase common shares for which the option exercise prices exceeded the average market price of the common shares aggregated 1.4 million and 1.9 million for the three month periods and 1.8 million and 1.9 million for the nine month periods ended September 30, 2003 and 2002, respectively. These options were excluded from the computation of diluted earnings per share under the treasury stock method.

The calculation of diluted earnings per share for the three and nine months ended September 30, 2003 exclude 0.4 million and 0.3 million shares, respectively for assumed exercise of options under the Company’s share incentive plans because they would have been anti-dilutive.

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    Restricted Stock

On January 1, 2003, iGate Global Solutions acquired the stock of eJiva for $9.5 million. Prior to the acquisition, eJiva was a wholly owned subsidiary of iGate Corporation. In connection with the January 2003 transfer of eJiva to iGate Global Solutions, the outstanding shares not owned by iGate were either converted into iGate shares, canceled or purchased in the manner described below. Each share of common stock of eJiva which was originally issued to the Co-Founders of IRG in the form of restricted stock was converted (based upon the conversion ratio set forth in the merger agreement) into shares of restricted common stock of iGate with the identical terms and vesting schedule as the eJiva restricted stock. Subject to continued employment of the Co-Founders with iGate Global Solutions, the restricted stock vests as follows: 20% vested on July 1, 2002, 55% vested on March 31, 2003 and the remaining 25% will vest on March 1, 2004.

Effective January 1, 2003, the Company issued 108,036 shares of restricted stock to the Co-Founders of IRG (“Co-Founders”). The restricted stock was issued to replace the restricted stock in eJiva in connection with the acquisition of eJiva by iGate Global Solutions.

The restricted stock was valued at iGate’s market value on the date of issuance. The Co-Founders executed full recourse Promissory Notes in order to purchase the shares. The Company was obligated to accept these notes pursuant to the terms of the agreement it entered into in December 2001 in connection with its acquisition of IRG.

13.    Segment Information

In accordance with Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, management has reevaluated the way the Company was being managed and monitored, beginning in the first quarter of 2003. As a result, the existing operating units of the Company were recast into three reportable operating segments, which have been defined by management, based primarily on the Company’s strategy and business focus for the future. Accordingly, the segment information for the three and nine months ended September 30, 2002 has been recast for comparative purposes.

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

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and client directed software design and customization. The IPS segment also offers training as a service to its customers.

The IPS segment services the U.S., Canada, Australia and portions of the European market.

iGate Corporate (“iGate Corporate”)

In 2003, iGate Corporate includes the operations of jobcurry Systems Private Ltd., iGate Clinical Research International, which was acquired February 26, 2003, and corporate and other unallocated costs. In 2002, iGate Corporate included itiliti, (which was deconsolidated in March 2002), and MobileHelix, (which ceased operations in February 2002).

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

	Three Months Ended September 30, 2003
	iGate Professional Services	iGate Solutions	iGate Corporate	Total
	(Dollars in thousands)
External revenues	$33,246	$38,874	$415	$72,535
Cost of revenues	26,546	26,997	273	53,816

Gross margin	6,700	11,877	142	18,719
Selling, general and administrative	4,606	13,057	3,099	20,762

Income (loss) from operations	$2,094	$(1,180)	(2,957)	(2,043)

Other income, net			94	94
Minority interest			117	117

Loss before income taxes			$(2,746)	$(1,832)

	Three Months Ended September 30, 2002
	iGate Professional Services	iGate Solutions	iGate Corporate	Total
	(Dollars in Thousands)
External revenues	$35,657	$36,410	$55	$72,122
Cost of revenues	27,140	24,650	15	51,805

Gross margin	8,517	11,760	40	20,317
Selling, general and administrative	5,008	10,780	2,259	18,047

Income (loss) from operations	$3,509	$980	(2,219)	2,270

Other income, net			18	18
Minority interest			(53)	(53)

(Loss) income before income taxes			$(2,254)	$2,235

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Nine Months Ended September 30, 2003
	iGate Professional Services	iGate Solutions	iGate Corporate	Total
	(Dollars in thousands)
External revenues	$100,018	$112,873	$994	$213,885
Cost of revenues	78,796	77,978	586	157,360

Gross margin	21,222	34,895	408	56,525
Selling, general and administrative	14,053	33,259	8,310	55,622

Income (loss) from operations	$7,169	$1,636	(7,902)	903

Other income, net			1,686	1,686
Minority interest			(399)	(399)

(Loss) income before income taxes			$(6,615)	$2,190

	Nine Months Ended September 30, 2002
	iGate Professional Services	iGate Solutions	iGate Corporate	Total
	(Dollars in thousands)
External revenues	$110,201	$112,379	$500	$223,080
Cost of revenues	83,579	74,271	532	158,382

Gross margin	26,622	38,108	(32)	64,698
Selling, general and administrative	17,566	32,882	8,168	58,616

Income (loss) from operations	$9,056	$5,226	(8,200)	6,082

Other income, net			1,007	1,007
Minority interest			(385)	(385)
Gain on deconsolidation of subsidiary			7,086	7,086
Loss on venture investments and affiliated companies			(215)	(215)

(Loss) income before income taxes			$(707)	$13,575

Assets by segment were as follows:

	September 30, 2003	December 31, 2002
	(Dollars in thousands)
iGate Solutions	$83,753	$86,388
iGate Professional Services	27,581	23,023
iGate Corporate (1)	84,805	79,529

Total assets	$196,139	$188,940

(1)	Goodwill is recorded at the iGate Corporate level.

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue and assets by geographic area consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Dollars in thousands)
Revenues:
United States	$36,650	$41,303	$112,686	$132,503
Canada	7,034	5,250	21,156	15,485
Europe and Africa	6,943	6,175	20,623	19,418
Pacific Rim	21,908	19,394	59,420	55,674

Total revenues.	$72,535	$72,122	$213,885	$223,080

	September 30, 2003	December 31, 2002
	(Dollars in thousands)
Assets:
United States	$107,242	$110,157
Canada	7,044	4,911
Europe and Africa	10,200	6,306
Pacific Rim	71,653	67,566

Total assets	$196,139	$188,940

The following is a concentration of revenues greater than 10% for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
General Electric Company
iGate Solutions	33%	32%	33%	30%
iGate Consolidated	18%	16%	18%	16%
International Business Machines Corp.
iGate Professional Services	11%	—	10%	—

14.    Subsequent Events

As a condition of the sale of eJiva to iGate Global Solutions, Ltd., (“IGS or iGate Global Solutions”) as discussed in Notes 9 and 12, the Company has assumed the put option payment obligation related to the December 31, 2001 acquisition of Innovative Resources Group, Inc. (“IRG”) by eJiva. The put option entitles the former shareholders of IRG to a payment of $9.3 million and fully vested on September 1, 2003. The put options was exercised and paid on October 1, 2003. The liability is recorded as part of “Other Accrued Liabilities” as of September 30, 2003.

On October 20, 2003, iGate Global Solutions announced that it had entered into an agreement to acquire the assets of Bangalore, India based IdeaSpace Solutions Ltd.’s (“IdeaSpace”) information technology solutions and services business for approximately $1.7 million. IdeaSpace specializes in banking technology and operations.

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On October 20, 2003, iGate Global Solutions established an alliance with the Concours Group, a US based strategic consulting and research firm. iGate Global Solutions will make a $1.8 million investment for approximately a 4.5% interest in Concours and through this alliance will attempt to leverage Concours’ clients executive-level relationships.

During October 2003, iGate Global Solutions began a partnership with Software AG (“SAG”), a leading provider of system software and second largest Software Products Company based in Germany. The partnership, named Software AG (India) Private Ltd. is 49% owned by iGate Global Solutions and began operations in October. Software AG will strengthen iGATE Global Solutions’ offshore business by offering SAG services including application development, application management and maintenance, and professional services projects.

In September 2003, the Company has finalized its binding agreement to purchase DiagnoSearch Inc, for $1.4 million. DiagnoSearch is an India based Clinical research company. It is expected to close in the fourth quarter of 2003.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the Statements in this Form 10-Q (“Form 10-Q”) that are not historical facts constitute “forward-looking statements” within the meaning of such term under the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements concerning our financial growth,liquidity and projections as well as statements concerning our plans, strategies, intentions and beliefs concerning our business, cash flows, costs and the markets in which we operate. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify certain forward-looking statements. These forward-looking statements are based on information currently available to us, and we assume no obligation to update these statements as circumstances change. There are risks and uncertainties that could cause actual events to differ materially from these forward-looking statements. While we cannot predict all of the risks and uncertainties, they include, but are not limited to, our ability to predict our financial performance, the level of market demand for our services, the highly-competitive market for the types of services that we offer, the impact of competitive factors on profit margins, market conditions that could cause our customers to reduce their spending for our services, our ability to create, acquire and build new businesses and to grow our existing businesses, our ability to attract and retain qualified personnel, our ability to reduce costs and conserve cash, currency fluctuations and market conditions in India and elsewhere around the world, political and military tensions in India and South Asia, changes in generally accepted accounting principles and/or their interpretation and other risks. While we cannot predict all of these risks and uncertainties, we refer you to the important risk factors that could cause actual results to differ materially from our current beliefs and expectations, which are, discussed under the heading “Risk Factors” in Part I of the 2002 Form 10-K.

Unless otherwise indicated or the context otherwise requires, all references in this report to “iGate”, the “Company”, “us”, “our”, or “we” are to iGate Corporation a Pennsylvania corporation, and its consolidated subsidiaries. iGate Corporation, formerly named iGate Capital Corporation, through its operating subsidiaries, is a worldwide provider of information technology (“IT”) and Offshore Outsourcing services (“work performed primarily in India”) to large and medium-sized organizations. These services include offshore outsourcing, enterprise resource planning (“ERP”) package implementation and integration services, software development and applications maintenance outsourcing services, client/server design and development and conversion/migration services.

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

We also offer business services provisioning (“BSP”) through the acquisition of Quintant. A BSP provider offers business process outsourcing as well as “front-end” consulting services to optimize business processes and technologies prior to outsourcing clients business processes.

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

To enhance our offshore capabilities and to become more visible in the offshore services market, iGate Global Solutions Ltd., formerly known as Mascot Systems, Ltd. (“IGS or iGate Global Solutions”), our majority owned Indian subsidiary, acquired the stock of eJiva, Inc. (“eJiva”), our wholly-owned U.S. subsidiary, and effective April 1, 2003, Aqua Regia, an India-based offshore company which has had an exclusive relationship with eJiva. All revenues of Aqua Regia are eliminated in consolidation. The purchase consideration of eJiva was $9.5 million and also included iGate’s Toronto Development Center, acquired by eJiva prior to its combination of eJiva with IGS. The acquisition of eJiva’s stock was effective January 1, 2003. In conjunction with IGS’s purchase of eJiva and Aqua Regia, our increased focus on our offshore development centers (“ODCs”) and our pursuit of BPO opportunities, we began to manage our business in a different way.

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

As a result of our change in strategy consisting of greatly expanding our offshore outsourcing services while leveraging our professional services and changes in the way we monitor and manage our business, we decided to recast our segments, beginning in the first quarter of 2003. Beginning in the first quarter of 2003, our recast segments are iGate Solutions, iGate Professional Services and iGate Corporate.

In 2002, our reporting segments were Offshore Outsourcing, Enterprise Applications, IT Staffing and iGate Corporate. Prior periods have been reclassified to conform to the current segment reporting.

These results also reflect a period of transition for the Company as several initiatives are being implemented within the organization and the early stage acquisitions are temporarily affecting our profitability.

New Developments

During October 2003, IGS began a partnership with Software AG (“SAG”), a leading provider of system software and the second largest software products company based in Germany. The partnership, named Software AG (India) Private Ltd., is 49% owned by IGS and began operations in October. Software AG will strengthen iGATE Global Solutions’ offshore business by offering SAG services including application development, application management and maintenance, and professional services projects. IGS will account for its share of this partnership’s profit or loss using the equity-method of accounting.

On October 20, 2003, IGS announced it has agreed to acquire the assets of Bangalore, India based IdeaSpace Solutions Ltd.’s (“IdeaSpace”) information technology solutions and services business for approximately $1.7 million. IdeaSpace specializes in banking technology and operations.

On October 20, 2003, IGS established an alliance with the Concours Group (“Concours”), a US based strategic consulting and research firm. Through our majority-owned subsidiary, iGATE Global Solutions, will make a $1.8 million investment for approximately a 4.5% ownership interest in Concours and through this alliance will attempt to leverage Concours’ clients executive-level relationships.

In October 2003, IGS committed to build a $15.0 million campus on a 10-acre tract of land located in Bangalore. Phase I is expected to be completed in February 2004, with Phase II to be completed in September 2004.

In September 2003, iGate finalized its binding agreement to purchase DiagnoSearch Inc. for $1.4 million. DiagnoSearch is an Indian based Clinical Research Company. It is expected to close in the fourth quarter of 2003.

On August 21, 2003, IGS acquired a 51% majority interest in Quintant, an India-based business services provider for $19.1 million in cash. As part of the same agreement iGate acquired an approximate 13% interest in Quintant for $0.9 million in cash. iGate intends to acquire the remaining 36% of Quintant in March 2004, with an issuance of approximately 2.1 million shares of iGate restricted stock as well as the grant of 0.5 million iGate stock options. Due to certain provisions within the acquisition agreement, we accounted for the acquisition as a majority-owned subsidiary, and have recognized approximately 94% of Quintant’s losses from August 21, 2003.

In July 2003, IGS agreed to enter into an India-based partnership agreement with CIBER, Inc. (NYSE:CBR). IGS has a 49% ownership stake in the entity. The partnership, named CIBER India Pvt. Ltd., offers software services, including applications development, enterprise application support and IT outsourcing services. IGS will account for its share of this partnership’s profit and loss, using the equity-method of accounting.

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

The majority of our revenues in the iGate Solutions segments are derived through iGate Global Solutions, our publicly held Indian subsidiary. In addition, our iGate Solutions segment has operations in Canada, the U.S., Europe, Singapore, Malaysia, Japan, China and Australia with employee strength of around 3,420.

The majority of our clients in the iGate Solutions segment have headquarters in the U.S. and operations throughout the world. We believe our ODCs and GDCs are strategically located in order to service any client regardless of size, scale or geographic location.

The iGate Solutions segment markets its service offerings to large and medium-sized organizations. Certain contracts are based upon a fixed price with payment based upon deliverables and/or project milestones being reached. Certain contracts are time-and-materials based where contract payments are based on the number of consultant hours worked on the project. Customers typically have the right to cancel contracts with minimal notice. Contracts with deliverables or project milestones can provide for certain penalties if the deliverables or project milestones are not met within contract timelines.

The iGate Solutions segment services customers in a wide range of industries. The segment’s largest customer is General Electric Company (“GE”). IGS is a Global Preferred Partner of GE. During the three and nine months ended September 30, 2003, GE contributed 33% of iGate Solutions segment revenues, as compared to 32% and 30% for the comparable three and nine months ended September 30, 2002, respectively.

iGate Professional Services (“IPS”)

Our IPS segment provides a variety of client-managed and supervised IT staffing service offerings which include enterprise resource package implementation and integration, application support services and client directed software design and customization. The IPS segment also offers training as a service to its customers.

The IPS segment markets its services to application development managers and information technology directors within prospective customers companies. The IPS also responds to requests for proposals in order to obtain preferred vendor status to secure long-term engagement relationships. IPS contracts provide for payments on a time-and-materials basis, based on the number of consultant hours worked on the project. Clients typically have the right to cancel contracts with minimal notice.

The IPS segment services the U.S., Canada, Australia and portions of the European markets. The segment has approximately 1,410 employees. Almost 66% of the nine months revenues ended September 30, 2003 of the segment are North America based. IPS serves a wide variety of customers in numerous industries.

The segment’s largest customer is IBM. During, the three and nine months ended September 30, 2003; IBM contributed 11% and 10% respectively of IPS segment revenues. IPS segment did not have a customer that accounted for greater than 10% of its revenues in 2002.

iGate Corporate (“iGate”)

Our iGate Corporate segment includes the operations of jobcurry Systems Private Ltd. (“jobcurry”), iGate Clinical Research International, Inc. (“ICRI”) and corporate and other unallocated costs. In 2002, iGate Corporate also included itiliti, which was deconsolidated in March 2002, and MobileHelix, which ceased operations in February 2002. jobcurry continues to provide recruiting and placement services for iGate and outside customers. ICRI contracts with pharmaceutical companies to conduct clinical trials on their behalf. These entities are excluded from the above segments due largely to their dissimilar service offerings and certain economic characteristics. The segment has approximately 190 employees.

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

Recently Issued Accounting Pronouncements

Revenue Arrangements

In January 2003, the Emerging Issues Task Force released Issue No. 00-21 (“EITF 00-21”), Revenue Arrangements with Multiple Deliverables, which addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, EITF 00-21 addresses whether an arrangement contains more than one unit of accounting and the measurement and allocation to the separate units of accounting in the arrangement. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning July 1, 2003. The Company has determined that the adoption of the standard did not have a material impact on the Consolidated Financial Statements.

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

Results of Operations of Our Operating Segments: iGate Solutions, IPS and iGate for the Three Months Ended September 30, 2003 as Compared to Three Months Ended September 30, 2002:

As we discussed earlier, we began to manage and monitor our business with an increased focus on our offshore delivery model. As a result, we have recast our operating segments effective January 1, 2003. Further, we now classify costs for consultants not being utilized (i.e. “bench costs”) as direct costs. In prior years, these costs were classified as selling, general and administrative (“SG&A”) costs. The prior reporting period has been reclassified to reflect this change. Bench costs for the three months ended September 30, 2002 were $2.5 million.

iGate Solutions

Revenues for our iGate Solutions segment for the three months ended September 30, 2003 were $38.9 million, an increase of $2.5 million or 6.8%, as compared to $36.4 million, for the three months ended September 30, 2002. For the three months ended September 30, 2003, ITT contributed $1.1 million of revenues. ITT was acquired in May 2003. Our iGate Solutions segment is still experiencing continued weakness in IT spending. Our non-GE revenues have not grown as rapidly as anticipated.

The gross margin for iGate Solutions was 30.6% for the three months ended September 30, 2003, as compared to 32.3% for the three months ended September 30, 2002. The contributing factors to the decline in gross margins were a combination of pricing pressures from customers, wage and bench costs increases, cost overruns on three projects and the impact of blended rate contracts, which contributed approximately 11% of our iGate Solutions revenues. The billing rates for blended rate contracts are determined based upon the anticipated utilization of onsite/near shore services (“services provided primarily in North America”) and offshore services (“services provided primarily in India”) for the particular project. Once established, these rates are fixed for purposes of these contracts.

SG&A expenses include all costs that are not directly associated with our iGate Solutions segments revenue generating consultants. SG&A expenses include non-consultant salaries and employee benefits, recruiting and training costs, rent, depreciation and amortization, as well as communications and facilities costs. SG&A costs for the three months ended September 30, 2003 were $13.1 million or 33.6% of revenues, as compared to $10.8 million or 29.6% of revenues for the comparable three months ended September 30, 2002. Our SG&A costs increased due to our acquisition of Quintant, IT&T’s call center and infrastructure management businesses, which contributed $1.6 million of SG&A expenses. Deferred compensation expense of $0.6 million and amortization of intangible expense of $0.1 million were incurred as a result of the acquisition of Quintant.

Operating margin for the iGate Solutions segment for the three months ended September 30, 2003 was a loss of 3% as compared to an operating margin of 2.7% for the three months ended September 30, 2002. The operating margin loss was due to lower gross margins and increases in SG&A expenses for the quarter.

iGate Professional Services (“IPS”)

Revenues for our IPS segment for the three months ended September 30, 2003, were $33.2 million a decrease of $2.4 million or 6.8%, as compared to $35.7 million for the three months ended September 30, 2002. Our IPS segment is still experiencing continued weakness in IT spending and as a result declining overall billable consultant headcount in the U.K. Because of competitive pricing pressures, billing rates for consultants for comparable periods have had a negative impact on revenues.

The gross margin for our IPS segment was 20.2% for the three months ended September 30, 2003, as compared to 23.9% for the three months ended September 30, 2002. The contributing factors to the decline in gross margins were a combination of pricing pressures increases to wages and benefits and decreased headcount in the UK.

SG&A expenses include all costs that are not directly associated with our revenue generating consultants. SG&A expenses include non-consultant salaries and employee benefits, recruiting and training costs, rent, depreciation and amortization, as well as communications and facilities costs. SG&A costs for the three months ended September 30, 2003 were $4.6 million, or 13.9% of revenues, as compared to $5.0 million, or 14.0% of revenues, for the comparable three months ended September 30, 2002. Cost savings were due to decreases in employee headcount as a result of our December 2002 restructuring plan, as well as improvements in our management of operating costs in the IPS segment.

Operating margin for the IPS segment for the three months ended September 30, 2003 was 6.3% as compared to 9.8% for the three months ended September 30, 2002. Operating margin as a percentage of revenue decreased due to reduction in gross margin.

iGate Corporate (“iGate”)

Revenues for the iGate segment, for the three months ended September 30, 2003, were $0.4 million, an increase of $0.3 million from revenues of $0.1 million for the comparable three months ended September 30, 2002, due to the addition of $0.2 million revenues from our acquisition, iGate Clinical Research International and increased revenue from jobcurry.

Gross margins were 34.2% for the three months ended September 30, 2003 compared to 72.7% for the three months ended September 30, 2002. The change in gross margin percentage is a result of the addition of iGate Clinical Research International in 2003 which contributed additional costs of $0.2 million for the quarter.

iGate’s segment SG&A expenses were $3.1 million an increase of $0.8 million or 37.2%, for the three months ended September 30, 2003, as compared to the three months ended September 30, 2002. The increase in SG&A costs were attributable to $0.4 million costs incurred related to the acquisition of Quintant to a related party, and $0.3 million of costs in iGate Clinical Research International.

Components of other income, net, for the three months ended September 30, 2003 include interest income on short-term investments of $0.6 million and interest expense of $0.3 million. For the three months ended September 30, 2002, interest income totaled $0.9 million offset by interest expense of $0.4 million and unfavorable foreign currency translation of $0.5 million.

Minority interest reflects the share of the net income or loss of our majority-owned operating subsidiaries attributable to the minority owners. Minority interest amounted to income of $0.1 million for the three months ended September 30, 2003, compared to expense of $0.1 million for the three months ended September 30, 2002. The minority interest expense in 2002 was the minority share of the net income of IGS. For the three months ended September 30, 2003, the minority interest expense was the minority share of the net loss of IGS including the net loss of Quintant, which was acquired on August 21, 2003.

Our income tax benefit was $0.4 million at an effective rate of 22% for the three months ended September 30, 2003. The significant items comprising our effective tax rate include the additional tax on deemed distributions from iGate Global Solutions and the benefits derived from our Indian tax holiday. Our income tax provision for the three months ended September 30, 2002 was $0.9 million at an effective rate of 40%, and significant items comprising our effective rate included the benefits derived from our Indian tax holiday.

Results of Operations of Our Operating Segments: iGate Solutions, IPS and iGate for the Nine Months Ended September 30, 2003 as Compared to Nine Months Ended September 30, 2002:

As we discussed earlier, we began to manage and monitor our business with an increased focus on our offshore delivery model. As a result, we have recast our operating segments effective January 1, 2003. Further, we now classify costs for consultants not being utilized (i.e. “bench costs”) as direct costs. In prior years, these costs were classified as selling, general and administrative (“SG&A”) costs. The prior reporting period has been reclassified to reflect this change. Bench costs for the nine months ended September 30, 2002 were $7.8 million.

iGate Solutions

Revenues for our iGate Solutions segment for the nine months ended September 30, 2003 were $112.9 million, an increase of $0.5 million or 0.4%, as compared to $112.4 million, for the nine months ended September 30, 2002. For the nine months ended September 30, 2003, ITT contributed $1.5 million to revenues. Our iGate Solutions segment is still experiencing continued weakness in IT spending. Our non-GE revenues have not grown as rapidly as anticipated.

The gross margin for our iGate Solutions was 30.9% for the nine months ended September 30, 2003, as compared to 33.9% for the nine months ended September 30, 2002. The contributing factors to the decline in gross margins were a combination of pricing pressures from customers, wage and bench cost increases, and the impact of blended rate contracts, which contributed approximately 15% of our iGate Solutions revenues. The billing rates for blended rate contracts are determined based upon the anticipated utilization of onsite/near shore services (“services provided primarily in North America”) and offshore services (“services provided primarily in India”) for the particular project. Once established, these rates are fixed for purposes of these contracts.

SG&A expenses include all costs that are not directly associated with our iGate Solutions segments revenue generating consultants. SG&A expenses include non-consultant salaries and employee benefits, recruiting and training costs, rent, depreciation and amortization, as well as communications and facilities costs. SG&A costs for the nine months ended September 30, 2003 were $33.3 million or 29.5% of revenues, as compared to $32.9 million or 29.3% of revenues for the comparable nine months ended September 30, 2002. The primary reasons for the increase are deferred compensation expenses of $0.6 million and intangible amortization of $0.1 million, which were recorded as non-cash charges in the quarter ended September 30, 2003.

Operating margin for the iGate Solutions segment for the nine months ended September 30, 2003 was 1.4% as compared to 4.7% for the nine months ended September 30, 2002. The decrease was attributed to a decline in overall revenue volume, an unfavorable mix of salaried consultants to subcontract labor, which directly affects our gross margins.

iGate Professional Services (“IPS”)

Revenues for our IPS segment for the nine months ended September 30, 2003, were $100.0 million a decrease of $10.2 million or 9.2%, as compared to $110.2 million for the nine months ended September 30, 2002. Our IPS segment is still experiencing continued weakness in IT spending and as a result declining overall billable consultant headcount in the UK. Because of competitive pricing pressures, billing rates for consultants for comparable periods have had a negative impact on revenues.

The gross margin for our IPS segment was 21.2% for the nine months ended September 30, 2003, as compared to 24.2% for the nine months ended September 30, 2002. The contributing factors to the decline in gross margins were a combination of pricing pressures increases to wages and benefits and decreased headcount in the UK.

SG&A expenses include all costs that are not directly associated with our revenue generating consultants. SG&A expenses include non-consultant salaries and employee benefits, recruiting and training costs, rent, depreciation and amortization, as well as communications and facilities costs. SG&A costs for the nine months ended September 30, 2003 were $14.1 million, or 14.1% of revenues, as compared to $17.6 million, or 15.9% of revenues, for the comparable nine months ended September 30, 2002. Cost savings were due to decreases in employee headcount as a result of our December 2002 restructuring plan, as well as improvements in our management of operating costs.

Operating margin for the IPS segment for the nine months ended September 30, 2003 was 7.2% as compared to 8.2% for the nine months ended September 30, 2002. Operating margin as a percentage of revenue decreased due to decreased gross margin.

iGate Corporate (“iGate”)

Revenues for the iGate segment, for the nine months ended September 30, 2003, were $1.0 million, an increase of $0.5 million from revenues of $0.5 million for the comparable nine months ended September 30, 2002, due to the addition of $0.5 million revenues from the acquisition of iGate Clinical Research International. The nine months ended September 30, 2002 included the March 2002 deconsolidation of itiliti and the February 2002 closure of MobileHelix.

Gross margins were 41.0% for the nine months ended September 30, 2003 compared to negative gross margin of 6.4% for the nine months ended September 30, 2002.

iGate’s segment SG&A expenses were $8.3 million for the nine months ended September 30, 2003, as compared to $8.2 million for the nine months ended September 30, 2002.

Components of other income, net, for the nine months ended September 30, 2003 include interest income on short-term investments of $2.4 million, interest expense on certain discounted liabilities of $0.8 million, and foreign currency translation gains of $0.1 million. For the nine months ended September 30, 2002, interest income totaled $2.5 million, interest expense totaled $2.3 million and favorable foreign currency translation gains totaled $0.8 million.

Minority interest reflects the share of the net income or loss of our majority-owned operating subsidiaries attributable to the minority owners. Minority interest amounted to expense of $0.4 million for the nine months ended September 30, 2003, compared to expense of $0.4 million for the nine months ended September 30, 2002. The minority interest expense in 2002 was the minority share of the net income of IGS. For the nine months ended September 30, 2003, the minority interest expense was the minority share of the net income of IGS including the net loss of Quintant, which was acquired on August 21, 2003, and the net loss of ICRI, which was acquired in February 2003.

We recorded a gain on deconsolidation of itiliti of $7.1 million for the nine months ended September 30, 2002, that is more fully discussed in footnote 7 to the Condensed Consolidated Financial Statements.

In February 2002, we sold our entire interest in Versata, Inc. recognizing a realized loss in the amount of $0.2 million.

Our income tax provision was $2.7 million at an effective tax rate of 122% for the nine months ended September 30, 2003. The significant items comprising our effective tax rate include the tax on the sale of eJiva to iGate Global Solutions, the additional tax on deemed distributions from iGate Global Solutions, and the benefits derived from our Indian tax holiday. Our income tax provisions for the nine months ended September 30, 2002, was $5.4 million at an effective rate of 40% and significant items comprising our effective rate included the benefits derived from our Indian tax holiday.

Liquidity and Capital Resources

Our working capital decreased by $10.7 million from December 31, 2002 to September 30, 2003. Our accounts receivable increased by $5.6 million from December 31, 2002 and our number of days sales outstanding increased to 70 days at September 30, 2003 from 64 days at December 31, 2002. We used a combination of operating cash flows and cash reserves to fund our operations.

At September 30, 2003, we had cash and short-term investments of $51.4 million and $38.0 million, respectively, as compared to cash and short-term investments of $56.8 million and $51.2 million, respectively, at December 31, 2002. Short-term investments consisted mainly of highly liquid short-term investments for each of the periods presented. Our focus over the past two years has been liquidity along with the preservation of our principal holdings.

During the nine months ended September 30, 2003, we used $0.4 million in cash reserves to acquire iGate Clinical Research International, $0.5 million cash reserves to acquire Aqua Regia, $4.5 million in cash reserves to acquire certain ITT businesses, $20.1 million in cash reserves to acquire Quintant, $1.0 million for a final earn-out payment on a previous acquisition made in 2000 and a deposit in the amount of $1.4 million related to our intent to acquire Diagnosearch. We did not use our cash reserves for any other significant financing or investing activities, with the exception of operating cash being transferred from money market accounts or other short-term investments, and certain capital expenditures that were incurred during the ordinary course of business.

As part of the acquisition of Quintant we agreed to pay approximately $0.7 million in cash to a continuing Quintant co-founder.

On October 1, 2003, we paid $9.3 million in cash for a put option, which is from a prior acquisition.

We restructured our businesses in 2002 and 2001. As a result of these restructurings, we will be required to make cash payments in future years. The nature of the payments and the reasons for the restructurings are discussed more fully in Note 8 to the Condensed Consolidated Financial Statements. The following table details the cash payments that we will be required to make in the future years:

	2003	2004	2005	2006	2007	Thereafter
	(Dollars in thousands)
Severance, bonus and related items	$232	$1,702	$—	$—	$—	$—
Lease costs of office closure	569	1,229	654	101	25	34

Total	$801	$2,931	$654	$101	$25	$34

We also have financial commitments related to future payouts related to acquisitions and existing leases on our occupied space. Our commitments are as follows:

	2003	2004	2005	2006	2007	Thereafter
	(Dollars in thousands)
Put option and other compensation	$9,300	$674	$—	$—	$—	$—
Leases	1,005	3,619	3,257	2,024	1,561	2,531

Total	$10,305	$4,293	$3,257	$2,024	$1,561	$2,531

We renewed our secured credit facility (“New Facility”) with PNC Bank on September 16, 2003 for 364 days. Our availability under the new facility is $25.0 million.

We have committed to building a new campus on 10 acres of land located in Bangalore. Total estimated costs of the project will approximate $15.0 million. We anticipate to fund the project through a combination of available cash reserves and short-term investments.

On October 7, 2003, we sold our entire investment in Red Hat common stock for net proceeds of $2.8 million. Red Hat stock was originally granted to us in conjunction with the PTI transaction, which occurred in February 2001. Pursuant to the agreement, we may be required to pay certain claims made out of our net proceeds received. We do not know the extent of these claims.

In February 2001, we received RedHat stock in exchange for our interest in Planning Technology, Inc. (“PTI”).

We have acquired two development stage companies, Quintant on August 21, 2003 and iGate Clinical Research International on February 26, 2003. While both companies have their own cash reserves for operating purposes, we may be required to fund their operations, if cash reserves are not adequate.

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

For all significant foreign operations, the functional currency is the local currency. Assets and liabilities of these operations are translated at the exchange rate in effect at each period end. Statement of Operations accounts are translated at the average rate exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included as a component of other comprehensive income (loss). Realized gains and losses from foreign currency transactions are included in net income for the periods presented. Exchange rate translations did not have a significant impact on operations for the three and nine month periods ended September 30, 2003.

Seasonality

Our operations are generally not affected by seasonal fluctuations. However, our consultants’ billable hours are affected by national holidays and vacation policies, which vary by country and by operating company.

Economic Trends and Outlook

The economic downturn that we have experienced over the last nine months has resulted in a revenue decline of $9.2 million or 4.1% for the comparable nine months September 30, 2002. We attribute this revenue decline to several factors. First, lower demand for outside services. Our clients, concerned by their own cost structure, are accomplishing their IT needs with their own internal resources. Second, our clients tight IT budgets and focus on projects with high ROI (Return on Investment) resulted in fewer and smaller projects. Third, increased competition from both IT services and software companies drove pricing down. Pricing pressure was felt across all geographies and industry sectors.

Our solutions offerings are purchased as value added projects by customers and in times of economic slowdown, are the types of projects that are the first to be delayed or cancelled. Our ODCs are located in India and China, and as part of the sales process, we encourage potential customers to visit our ODCs and we believe that political unrest in the Asia Pacific region has reduced the willingness of certain prospects to travel abroad.

During 2003, we decided to increase our focus on our offshore delivery business located in India as well as to pursue opportunities in the BPO market. Sales cycles under our new BPO model are expected to be nine to twelve months. While management continues to believe that it is well positioned to capitalize on these opportunities, it is too early to tell if this new focus or our implementation of it will be successful.

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

The following analysis presents the hypothetical changes in fair values of public equity investments that are sensitive to changes in the stock market (in millions):

	Valuation of securities given X% decrease in each stock price			Fair Value as of September 30, 2003	Valuation of securities given X% increase in each stock price
	(75%)	(50%)	(25%)		25%	50%	75%
Corporate equities	$0.9	$1.9	$2.8	$3.7	$4.7	$5.6	$6.6

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

ITEM 4.    CONTROLS AND PROCEDURES

The Corporation’s principal executive officer and principal financial officer have evaluated the effectiveness of the Corporation’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of September 30, 2003. Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Corporation in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Corporation in such reports is accumulated and communicated to the Corporation’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Corporation’s “internal control over financial reporting” (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2003, that have materially affected, or are reasonably likely to materially affect the Corporation’s internal control over financial reporting.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.01	Executive Employment Agreement dated August 21, 2003 between Phaneesh Murthy and iGate Global Solutions, Ltd.

10.02	Loan Agreement by and among iGate Corporation, iGate, Inc. and PNC Bank, N.A. dated September 13, 2003.

31.01	Rule 13a-14(a) Certificate of Chief Executive Officer.

31.02	Rule 13a-14(a) Certificate of Chief Financial Officer.

32.01	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

The Company filed a Form 8-K dated November 7, 2003 disclosing a news article about iGate Global Solutions, Ltd. published by The Financial Express Net Edition, dated November 6, 2003.

The Company filed a Form 8-K dated October 30, 2003 disclosing the Company’s operating results for the three and nine months ended September 30, 2003.

The Company filed a form 8-K dated September 5, 2003 disclosing the details of the acquisition of Quintant Services Ltd.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under signed thereunto duly authorized.

IGATE CORPORATION

By:	/S/ SUNIL WADHWANI

Sunil Wadhwani Co-Chairman of the Board of Directors, Chief Executive Officer, and Director

November 14, 2003

By:	/S/ MICHAEL ZUGAY

Michael Zugay Senior Vice President, Chief Financial Officer

November 14, 2003

EXHIBIT INDEX

Exhibit Number
10.01	Executive Employment Agreement dated August 21, 2003 between Phaneesh Murthy and iGate Global Solutions, Ltd.

10.02	Loan Agreement by and among iGate Corporation, iGate, Inc. and PNC Bank, N.A. dated September 13, 2003.

31.01	Rule 13a-14(a) Certificate of Chief Executive Officer.

31.02	Rule 13a-14(a) Certificate of Chief Financial Officer.

32.01	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.