Form 10-K
period 2003-12-31
IGATE CORP
filed 2004-03-15
CIK 1024732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 8, 2004 (based on the closing price of such stock as reported by NASDAQ on such date) was $182,853,660.

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of March 8, 2004 was 51,935,724 shares.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement, prepared for the Annual Meeting of Shareholders scheduled for May 27, 2004, to be filed with the Commission are incorporated by reference into Part III of this report.

iGATE CORPORATION

2003 FORM 10-K

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

Unless otherwise indicated or the context otherwise requires, all references in this report to “iGate”, the “Company”, “us”, “our”, or “we” are to iGate Corporation, a Pennsylvania Corporation, and its consolidated subsidiaries. iGate Corporation, formerly named iGate Capital Corporation, through its operating subsidiaries, is a worldwide provider of information technology (“IT”) and Offshore Outsourcing Services (“work- performed primarily in India”) to large and medium-sized organizations. These services include client/server design and development, conversion/migration services, offshore outsourcing, enterprise resource planning (“ERP”) package implementation and integration services, software development and applications maintenance outsourcing.

Website Access to SEC Reports

The Company’s website is http://www.igatecorp.com. The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports are available free of charge on the Investors page of the Company’s website as soon as reasonably practicable after the reports are filed electronically with the Securities and Exchange Commission.

Business Developments

The use of Offshore Outsourcing Services for IT and Business Process Outsourcing Services (“BPO”) is emerging as a global trend in numerous countries and industries. Our clients recognize that offshore outsourcing is a very effective way to provide high quality, timely and cost-effective IT and BPO services.

IT Services which we deliver using our offshore centers include software application development and maintenance, implementation and support of enterprise applications, data management and integration, business intelligence and embedded systems development. We believe that we deliver to our client’s high quality solutions at a substantial saving by using our global pool of highly talented people.

Going forward, our principal strategy is to offer offshore-based BPO services to our clients in various industries. Some of our current service offerings are non-IT related and include services as diverse as call centers, clinical trials management, mortgage and claims processing. We will continue to expand our BPO service offerings through acquisitions and strategic relationships and internal initiatives. We believe that such services can be or are being performed offshore, at savings as high as 50% over US/European labor and infrastructure costs.

To enhance our offshore capabilities and to become more visible in the offshore services market, iGate Global Solutions, Ltd. (“IGS”) f/k/a Mascot Systems Ltd., our 88% majority owned Indian company, acquired the stock of eJiva, Inc. (“eJiva”), our wholly-owned U.S. subsidiary, and Aqua Regia, an India-based offshore company which has had an exclusive relationship with eJiva. The purchase consideration was $9.9 million and also included iGate’s Toronto Development Center, acquired by eJiva prior to its combination with IGS. The acquisition of eJiva’s stock was effective January 1, 2003. The acquisition of Aqua Regia became effective April 1, 2003. Prior to IGS’s acquisition of eJiva, the staffing portion of eJiva’s business was sold to iGate Mastech, Inc. (“iGate Mastech”) f/k/a Mastech Emplifi, Inc.

We believe that these transactions will enable IGS to become more competitive with the larger offshore market leaders. In the offshore industry, revenue size and company size are critical success factors. Further, eJiva brought certain significant client relationships to enable IGS to expand its offshore business and to combine its service offerings with eJiva’s service offerings in the upcoming year. In October 2003, IGS committed to build a $15.0 million campus on a 14-acre tract of land located in Bangalore. Phase I was completed in February 2004 with Phase II expected to be completed by December 2004.

In connection with the implementation of our business strategy, we have entered into the following transactions and alliances:

On October 20, 2003, IGS established an alliance with the Concours Group (“Concours”), a US based strategic consulting and research firm, and made a $1.8 million investment for approximately a 4.5% ownership in Concours and through this alliance will attempt to leverage Concours’ clients executive-level relationships. We account for this investment under the cost method of accounting.

During October 2003, IGS began a joint venture with Software AG (“SAG”), a leading provider of system software and the second largest software products company based in Germany. The partnership, named Software AG (India) Private Ltd. is 49% owned by IGS and began operations in October. Software AG will strengthen IGS offshore business by offering SAG services including application development, application management and maintenance, and professional services projects. We account for our share of this partnership’s profit and loss using the equity-method of accounting.

On October 20, 2003, IGS announced it has agreed to acquire the assets of Bangalore, India based IdeaSpace Solutions Ltd.’s (“IdeaSpace”) information technology solutions and services business for approximately $1.5 million. IdeaSpace specializes in banking technology and operations. The acquisition was closed on December 10, 2003, and includes IdeaSpace operations from that date in our iGate Solutions segment.

In September 2003, iGate purchased a 95% ownership in DiagnoSearch, Inc. for $1.5 million. DiagnoSearch is an Indian based Clinical Research Company. The DiagnoSearch acquisition was effective October 28, 2003. The results of DiagnoSearch’s operations from that date are included in our iGate Corporate segment.

On August 21, 2003, IGS acquired a 51% majority interest in Quintant, an India-based business services provider for $18.8 million in cash. As part of the same agreement, iGate acquired an approximate 13% interest in Quintant for $0.9 million in cash. iGate intends to acquire the remaining 36% of Quintant in March 2004, with an issuance of approximately 2.1 million shares of iGate restricted stock as well as the grant of 0.5 million iGate stock options. Quintant is considered to be a development stage company with operating costs but minimal revenue streams. Due to certain provisions within the acquisition agreement, we have accounted for the acquisition as a majority-owned subsidiary, and have recognized approximately 94% of Quintant’s losses from August 21, 2003 in our Consolidated Statement of Operations for the year ending December 31, 2003.

In July 2003, IGS entered into an India-based joint venture agreement with CIBER, Inc. IGS has a 49% ownership stake in the entity. The partnership, named CIBER India Pvt. Ltd. (“CIBER”), offers software services, including applications development, enterprise application support and IT outsourcing services. We account for our share of this partnership’s profit and loss using the equity-method of accounting.

On May 20, 2003, IGS acquired the contact center and facility management business of IT&T Technology Services Ltd. (“ITT”) for $4.5 million in cash. ITT’s businesses are headquartered in Delhi, India. This acquisition will both expand and compliment our service offerings and is aligned with our strategy to grow our offshore-based BPO services. The operations of ITT were included in the operations of IGS from the date of acquisition.

On February 26, 2003, iGate Corporation (“iGate”), through a newly formed subsidiary, iGate Clinical Research International, Inc. (“ICRI”) f/k/a iGate Clinical Research Management, Inc., purchased the assets of Pittsburgh Clinical Research Network (“PCRN”), for $0.4 million. iGate retained a 90% ownership interest in ICRI, with one minority shareholder owning a 10% minority interest in the entity. The operations of ICRI were included in iGate Corporate’s operations from the date of purchase.

In connection with the January 2003 sale of eJiva from iGate, Inc. to IGS, the outstanding shares not owned by iGate were either converted into iGate shares, canceled or purchased in the manner as described below. Each share of common stock of eJiva which was originally issued to the Co-Founders of Innovative Resource Group, Inc. (“IRG”) in the form of restricted stock was converted (based upon the conversion ratio set forth in the merger agreement) into shares of restricted common stock of iGate with the identical terms and vesting schedule as the eJiva restricted stock. The remaining shares of eJiva common stock held by the Co-Founders of IRG were canceled and retired in consideration of iGate assuming all obligations of eJiva related to a put option that was granted to the Co-Founders of IRG in connection with the merger of IRG with and into eJiva on December 31, 2001, which required eJiva to pay such IRG Co-Founders $9.3 million in the aggregate for such shares. The remaining outstanding capital stock of eJiva held by persons other than iGate and the IRG Co-Founders was converted into and became a right to receive $0.21 per share in cash, which approximated $0.1 million. The put option was exercised and paid in October 2003.

Reportable Financial Segments

In January 2003, we re-examined our financial reporting structure, how we manage our operating businesses and how we categorize our then existing service offerings. As a result of our review, we decided to segment our business according to our service offerings. Our decision was based upon the following factors: (1) to reflect the way we and the chief operating decision makers analyze and manage our businesses; (2) to provide the readers of our financial statements a much simpler view of our business; and (3) with the deconsolidation of itiliti and the cessation of operations of MobileHelix, our service offerings became substantially easier to define and segment by service offering. The composition of segments and measure of segment profitability is consistent with that used by the Company’s management.

In 2002, our reporting segments were Offshore Outsourcing, Enterprise Applications, IT Staffing and iGate Corporate.

In 2003, our recast segments are iGate Solutions, iGate Professional Services and iGate Corporate.

Prior periods have been reclassified to conform to the current segment reporting.

iGate Solutions

The iGate Solutions segment’s service offerings include offshore outsourcing of IT services and IT systems maintenance. Other offerings include enterprise applications implementation and related custom development of applications such as Oracle, SAP and PeopleSoft. The Segment also offers application maintenance outsourcing, business intelligence services and data management and application re-engineering through its Offshore Delivery Centers (“ODCs”).

iGate Solutions has ODCs located in Bangalore, Hyderabad, Chennai, Delhi, and Pune, India and Wuxi, China. iGate Solutions has global development centers (“GDCs”) located in Canada and the U.S. The centers can deliver both near shore (“work performed primarily at the client site”) and offshore services (“work performed primarily in India”), dependent upon customer location and expectations. iGate Solutions operates in India, Canada, the U.S., Europe, Singapore, Malaysia, Japan and Australia.

The majority of our revenues in the iGate Solutions segments are derived through IGS, our publicly held Indian subsidiary. Our iGate Solutions segment has approximately 3,600 employees.

The majority of our clients in the iGate Solutions segment have headquarters in the U.S. and operations throughout the world. We believe our ODCs and GDCs are strategically located in order to service any client regardless of size, scale or geographic location.

The iGate Solutions segment markets its service offerings to large and medium-sized organizations. Certain contracts are based upon a fixed price with payment based upon deliverables and/or project milestones reached. Certain contracts are time-and-materials based where contract payments are based on the number of consultant hours worked on the project. Customers typically have the right to cancel contracts with minimal notice. Certain contracts with no stated deliverables, with a designated workforce assigned, recognize revenues on a straight-line basis over the life of the contract, which are typically one year in duration. Contracts with deliverables or project milestones can provide for certain penalties if the deliverables or project milestones are not met within contract timelines.

The iGate Solutions segment services customers in a wide range of industries. The segment’s largest customer is General Electric Company (“GE”) which accounts for 34% of its revenues. IGS is a Global Preferred Partner of GE. Its Global Preferred Partnership status was renewed in November 2003 through the end of 2006.

iGate Professional Services (“IPS”)

Our IPS segment provides a variety of client-managed and supervised IT staffing service offerings which include enterprise resource package implementation and integration, application support services and client directed software design and customization. The IPS segment also offers training as a service to its customers.

The IPS segment markets it services to application development managers and information technology directors within prospective customers companies. The IPS segment also responds to requests for proposals in order to obtain preferred vendor status to secure long-term engagement relationships. IPS contracts provide for payments on a time-and-materials basis, based on the number of consultant hours worked on the project. Certain contracts are based upon a fixed price with payment based upon deliverables and/or project milestones recorded. Clients typically have the right to cancel contracts with minimal notice.

The IPS segment serves a wide variety of customers in numerous industries in the U.S., Canada, Australia and portions of the European markets. Approximately 66% of the revenues for the year ended December 31, 2003 of the IPS segment are North American. The segment has approximately 1,400 employees.

iGate Corporate (“iGate”)

Our iGate Corporate segment includes the operations of jobcurry Systems Private Ltd. (“jobcurry”), ICRI, DiagnoSearch and corporate and other unallocated costs. In 2002, iGate Corporate also included itiliti, which was deconsolidated in March 2002, and MobileHelix, which ceased operations in February 2002. jobcurry continues to provide recruiting and placement services for iGate and outside customers. ICRI and DiagnoSearch contracts with pharmaceutical companies to conduct clinical trials on their behalf. DiagnoSearch performs offshore clinical trials. These entities are excluded from the above segments due largely to their dissimilar service offerings and certain economic characteristics. The segment has approximately 190 employees.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate segment performance based upon profit or loss from operations. We do not allocate income taxes, other income or expense, equity in losses of affiliated companies, minority interest, loss on venture investments and affiliated companies, gain on sale of stock of subsidiaries and gain on deconsolidation of subsidiaries to segments. In addition, we account for inter-segment sales and transfers at current market prices. All inter-segment sales have been eliminated in consolidation.

Competition

The IT services and Offshore Outsourcing services industries are highly competitive, and are served by numerous global, national, regional and local firms. Primary competitors in the IT industry include participants from a variety of market segments, including the major consulting firms, systems consulting and implementation firms, Internet services and consulting companies, applications software firms, Indian based Offshore Outsourcing companies, service groups of computer equipment companies, general management consulting firms, programming companies and temporary staffing firms. We believe that the principal competitive factors in the IT services and Offshore Outsourcing markets include the range of services offered, size and scale of service provider, global reach technical expertise, responsiveness to client needs, speed in delivery of IT solutions, quality of service and perceived value. We believe that we compete favorably with our principal competitors with respect to these factors. Competition for acquisition candidates, as well as for clients and strategic relationships, may also develop among subsidiaries of iGate or between iGate and one or more of our operating subsidiaries or other companies in which we have equity investments.

Our Partner Companies and Affiliates

The following is a listing as of March 15, 2004 of all of our principal operating subsidiaries and affiliates, including the percentage of our ownership in each of these companies:

Subsidiary/Company www.igatecorp.com	Business Description	Percentage Owned by iGate
iGate Mastech, Inc.	Custom application and design services	100%
iGate Mastech, Ltd.	Client-managed projects—Canada	100%
Red Brigade, Ltd. www.redbrigade.com	Web integration services for the European marketplace	100%
jobcurry Systems Private, Ltd. www.jobcurry.com	Worldwide recruiting	100%
Direct Resources (Scotland) Ltd.	Co-managed projects—Scotland	100%
Global Financial Services of Nevada, Inc.	Co-managed projects—U.S.	100%
Mastech Asia Pacific, Pty Ltd.	Client-Managed Projects—Australia	100%
Symphoni Interactive, LLC www.symphoni.com	Application development for financial services industry	100%
DiagnoSearch	Offshore clinical research	95%
iGate Clinical Research International, Inc.	Clinical Research—U.S.	90%
iGate Global Solutions, Ltd. www.igate.com	Offshore Outsourcing services	88%
eJiva, Inc.(1)(2)	Enterprise Application services/data integration/ Business intelligence	88%
Quintant(2)	Offshore business services provisioning	94%
AquaRegia Ltd.(3)	Offshore enterprise application services	88%
Air2Web, Inc. www.air2web.com	Wireless applications service provider	14%
CIBER India Pvt. Ltd.(2)	Software services and IT outsourcing	44%
Software AG (India) Private Ltd.(2)	Application development and professional services	44%

(1)	Effective January 1, 2003, eJiva is a wholly-owned subsidiary of IGS,
(2)	Ownership adjusted for minority interest ownership by IGS shareholders.
(3)	Effective April 1, 2003, AquaRegia is a wholly-owned subsidiary of IGS.

All of our ownership positions set forth in the charts in this Item 1 have been calculated based on the issued and outstanding common stock or membership interests, as the case may be, of each company/entity, assuming the issuance of common stock on the conversion or exercise of preferred stock and convertible notes, but excluding the effect of unexercised options, warrants and unvested restricted stock, except for the Quintant acquisition discussed more fully in the Notes.

Intellectual Property Rights

We rely upon a combination of nondisclosure and other contractual arrangements and trade secrets, copyright and trademark laws to protect our proprietary rights and the proprietary rights of third parties from whom we license intellectual property. We enter into confidentiality agreements with our employees and limit the distribution of proprietary information. There can be no assurance that the steps we take in this regard will be adequate to deter misappropriation of proprietary information or that we will be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights.

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

At December 31, 2003, iGate (including its operating subsidiaries) had approximately 5,100 non-unionized employees comprised of approximately 4,400 IT professionals (including subcontractors) and approximately 700 individuals working in sales, recruiting, general and administrative roles. As of December 31, 2003, approximately 13% of our U.S. workforce was working under H-1B temporary work permits in the United States. We believe that our relationships with our employees are good.

RISK FACTORS

Our New Business Strategy is Unproven

We have significantly reorganized our business to reflect our business strategy to increase our focus on our offshore delivery business in India and to expand our offshore business to BPO services, including non-IT related BPO services, and there is no guarantee that this reorganization will be successful. The success of our new business strategy depends in part on the ability of the iGate companies to work collaboratively, share information and leverage their collective resources to optimize strategic opportunities and our ability to effectively identify non-IT related BPO services and deliver cost effective solutions. We cannot be certain that this strategy will improve our performance, and it is possible that the strategy will detract from our performance. The recent difficult economic conditions in many sectors of our business have exacerbated these challenges. In addition, if we cannot convince potential strategic partners of the value of our business model, our ability to acquire new companies and businesses may be adversely affected and our strategy for continued growth may not succeed.

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

Government Regulation of Offshore Outsourcing

Recently, some organizations have expressed concerns about a perceived association between offshore outsourcing and the loss of jobs in the United States. Within the last 12 months, some U.S. states have enacted legislation restricting government agencies from outsourcing their back office processes and IT solutions work to companies outside the United States. It is also possible that U.S. private sector companies that work with these states may be restricted from outsourcing their work related to government contracts. We currently do not have significant contracts with U.S. federal or state government entities, however, there can be no assurance that these restrictions will not extend to private companies, such as our clients. Any changes to existing laws or the enactment of new legislation restricting offshore outsourcing may adversely impact our ability to do business in the United States, particularly if these changes are widespread.

Government Regulation of Immigration

We recruit IT professionals on a global basis and, therefore, must comply with the immigration laws in the countries in which we operate, particularly the United States. As of December 31, 2003, approximately 13% of our U.S. workforce were working under H-1B temporary work permits in the United States. Statutory law limits the number of new H-1B petitions that may be approved in a fiscal year, and if we are unable to obtain H-1B visas for our employees in sufficient quantities or at a sufficient rate for a significant period of time, our business, operating results and financial condition could be adversely affected. On October 17, 2000, the “American Competitiveness in the Twenty-First Century Act” (the “American Competitiveness Act”) was signed into law, and the annual H-1B visa quota for 2001, 2002 and 2003 was increased to 195,000. The annual quota reverts to 65,000 in fiscal year 2004. We note that the special H-1B training filing fee was eliminated, and that the American Competitiveness Act now permits H-1B workers to change employers more easily under certain conditions, which could adversely impact employee retention rates among the Company’s H-1B worker consultants.

Over that past several years approximately 90% of our H1-B hires were individuals not subject to the annual quota because they were already in the U.S. in H-1B status. In the long term, the pool of available H-1B workers in the U.S. that are not subject to the annual quota will eventually be depleted. If the pool of H1-B workers is not replenished by Congress, our recruiting of H1-B workers may be negatively impacted.

Variability of Quarterly Operating Results

The revenues and operating results of many of the iGate companies are subject to significant variations from quarter to quarter depending on a number of factors, including the timing and number of client projects commenced and completed during the quarter, the number of working days in a quarter, employee hiring, attrition and utilization rates and the mix of time-and-materials projects versus proportional performance and maintenance projects during the quarter. Certain of the iGate companies recognize revenues on time-and-materials projects as the services are performed, while revenues on proportional performance projects are recognized using the proportional performance method. Certain contracts with no stated deliverables, with a designated workforce assigned, recognize revenues on a straight-line basis over the life of the contract, which are typically one year in duration. Although proportional performance projects have not contributed significantly to revenues and profitability to date, operating results may be adversely affected in the future by cost overruns on proportional performance projects. Because a high percentage of the expenses of many of the iGate companies are relatively fixed, variations in revenues may cause significant variations in operating results. Additionally, the iGate companies periodically incur cost increases due to both the hiring of new employees and strategic investments in infrastructure in anticipation of future opportunities for revenue growth.

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

Exposure to Regulatory and General Economic Conditions in India

Our subsidiary IGS utilizes offshore software development centers based in Bangalore, Chennai, Hyderabad, Pure and Nodia, India. IGS also operates recruiting and training centers in India. The Indian government exerts significant influence over its economy. In the recent past, the Indian government has provided significant tax incentives and relaxed certain regulatory restrictions in order to encourage foreign investment in certain sectors of the economy, including the technology industry. Certain of these benefits that directly affect us include, among others, tax holidays (temporary exemptions from taxation on operating income), liberalized import and export duties and preferential rules on foreign investment and repatriation. To be eligible for certain of these tax benefits, we must continue to meet certain conditions. A failure to meet such conditions in the future could result in the cancellation of the benefits. There can be no assurance that such tax benefits will be continued in the future at their current levels. Changes in the business or regulatory climate of India could have a material adverse effect on our business, operating results and financial condition.

Our wage costs in India have historically been significantly lower than wage costs in the United States and Europe for comparably skilled professionals, and this has been one of our competitive advantages. However, wage increases in India may prevent us from sustaining this competitive advantage and may negatively affect our profit margins. We may need to increase the levels of our employee compensation more rapidly than in the past to retain talent. Unless we are able to continue to increase the efficiency and productivity of our employees, wage increases in the long term may reduce our profit margins.

Risks Associated with Covenants in Certain Financing Instruments

In September 2003, we entered into a $25.0 million secured credit facility (“the PNC Facility”) with PNC Bank, N.A (“PNC”) to replace our previous $50.0 million credit facility with PNC. The PNC Facility contains restrictive covenants that require us to meet certain financial criteria on a quarterly basis. We may not be able to continue to satisfy the financial covenants in these documents. If we cannot satisfy such covenants and we are not able to renegotiate the terms and conditions thereof, we may not have access to funds under the PNC Facility. Currently, the most restrictive covenant is the obtainment of Tangible Net Worth of at least $95 million. In addition, the PNC Facility requires that we maintain an aggregate of $30 million in cash and cash equivalents at all times during the term of the PNC Facility, of which cash and cash equivalents in the amount of $25 million have been pledged to PNC for the term of the PNC Facility. These restrictions on our cash and cash equivalents may restrict our ability to make investments in new and existing businesses. IGS cannot borrow funds under the PNC Facility.

Intense Competition in the IT and Offshore Outsourcing Services Industries

The IT and Offshore Outsourcing services industries are highly competitive and served by numerous global, national, regional and local firms. Primary competitors include participants from a variety of market segments, including the major consulting firms, systems consulting and implementation firms, India based Offshore Outsourcing services, applications software firms, service groups of computer equipment companies, specialized interest consulting firms, programming companies and temporary staffing firms. Many of these competitors have substantially greater financial, technical and marketing resources and greater name recognition than we have. There are relatively few barriers to entry into our markets and we may face additional competition from new entrants into our markets. In addition, there is a risk that clients may elect to increase their internal resources to satisfy their applications solutions needs. Further, the IT services industry is undergoing consolidation, which may result in increasing pressure on margins. These factors may limit our ability to increase prices commensurate with increases in compensation. There can be no assurance that we will compete successfully with existing or new competitors in the IT and Offshore Outsourcing services markets.

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

Risks Related to Inability to Acquire Additional Businesses

We plan to gradually continue to expand our operations through the acquisition of, or investment in, additional businesses and companies. We may be unable to identify businesses that complement our strategy for growth. If we do succeed in identifying a company with such a business, we may not be able to proceed to acquire the company, its relevant business or an interest in the company for many reasons, including:

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

With respect to such entities with publicly traded stock, we may be unable to sell our interest at then quoted market prices. Furthermore, for those entities that do not have publicly traded stock, the realizable value of our interest may ultimately prove to be lower than the carrying value currently reflected in our Consolidated Financial Statements. Due to market conditions, it may be difficult for private companies in which we have invested to undertake public offerings.

Impairment Analysis May Lead to Recognition of Losses

In 2003, we recorded a goodwill impairment charge of $3.9 million. The carrying amount of the remaining goodwill on our balance sheet was $10.5 million as of December 31, 2003. We periodically assess the potential impairment of our long-lived assets, such as goodwill, as appropriate. If, as a result of such an assessment, we were to determine that the carrying amount of this goodwill was not recoverable, we would reduce the carrying amount in the period in which the determination was made. Any reduction would result in the recognition of a one-time impairment loss, which would have an adverse effect on our financial results in the period in which the loss was recognized.

The carrying amount of our investments in unconsolidated affiliates was $2.9 million as of December 31, 2003. If we were to determine that the value of such investments had declines judged to be permanent or other than temporary, we would reduce the carrying amount of the investments. Any reduction would result in the recognition of a one-time impairment loss, which would have an adverse effect on our financial results in the period in which the loss was recognized.

Concentration of Revenues; Risk of Termination

Our revenues are highly dependent on clients primarily located in the United States, as well as clients concentrated in certain industries, and economic slowdowns, changes in U.S. law and other restrictions or factors that affect the economic health of the United States and these industries may affect our business. In the year ended December 31, 2003, approximately 52% of our revenues were derived from the United States. Consequently, if the current economic slowdown in the United States is prolonged, our clients may reduce or postpone their IT spending significantly, which may in turn lower the demand for our services and negatively affect our revenues and profitability. Further, any significant decrease in the growth of the financial services or other industry segments on which we focus may reduce the demand for our services and negatively affect our revenues and profitability.

We have in the past derived, and may in the future derive, a significant portion of our revenues from a relatively limited number of clients. Our five largest clients represented approximately 33%, 27% and 23% of revenues for the years ended December 31, 2003, 2002 and 2001, respectively. In the years ended December 31, 2003, 2002 and 2001, GE accounted for 18%, 16% and 14% of our revenues, respectively. Most of our projects are terminable by the client without penalty. An unanticipated termination of a major project could result in the loss of substantial anticipated revenues and could require us to maintain or terminate a significant number of unassigned IT professionals, resulting in a higher number of unassigned IT professionals and/or significant termination expenses. The loss of any significant client or project could have a material adverse effect on our business, operating results and financial condition.

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

Risks Associated with Intellectual Property Rights

Our success depends in part upon certain methodologies and tools we use in designing, developing and implementing applications systems and other proprietary intellectual property rights. We rely upon a combination of nondisclosure and other contractual arrangements and trade secrets, copyright and trademark laws to protect our proprietary rights and the proprietary rights of third parties from whom we license intellectual property. We enter into confidentiality agreements with our employees and limit distribution of proprietary information. There can be no assurance that the steps we take in this regard will be adequate to deter misappropriation of proprietary information or that we will be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights.

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

ITEM 2.    PROPERTIES

Information regarding the principal properties owned and leased by the Company and its subsidiaries as of December 31, 2003 is set forth below.

Location	Principal Use	Approximate Square Footage
Pittsburgh, Pennsylvania	Corporate headquarters, management administration, human resources, sales, and marketing	52,000
Pittsburgh, Pennsylvania*	eJiva development center	21,000
Chennai, India	IGS offshore development center	65,000
Bangalore, India	Quintant owned offshore development center	100,000
Bangalore, India	IGS owned offshore development center	49,000
Bangalore, India	IGS offshore development center	33,000
Pune, India	IGS offshore development center	35,000
Hyderabad, India	IGS offshore development center	60,000
Nodia, India	iGate Global Process Outsourcing Ltd.	80,000

*	Lease obligations of subsidiary are guaranteed by iGate.

IGS leases approximately 145,000 square feet (including 133,000 square feet listed above) of office space in the Indian cities of Chennai, Bangalore and Pune from the principal shareholders of iGate.

In addition to the properties listed above, the Company and its subsidiaries lease sales offices in many IT services markets in the United States and throughout the world. These locations allow the Company to respond quickly to the needs of its clients and to recruit qualified IT professionals in these markets.

ITEM 3.    LEGAL PROCEEDINGS

The Company is a party to a lawsuit for alleged negligence against a former employee by Convergys Information Management Group, Inc. (“Convergys”) and Chubb Custom Insurance Group. Although Convergys’ Complaint does not specify the amount of damages being sought, Convergys has a settlement demand of approximately $3.3 million. The Company has denied liability and plans to vigorously defend its position. Discovery is underway in this matter and a trial date is scheduled for some time in April 2004. The Company believes that coverage of Convergys’ claims is provided under certain of its insurance policies.

Other than as set forth above, neither the Company nor any of its subsidiaries is a party to any litigation that is expected to have a material adverse effect on the Company, its business or the financial statements.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of shareholders during the fourth quarter of 2003.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock of the Company is traded on the NASDAQ National Market under the ticker symbol “IGTE”. The following table sets forth, for the periods indicated, the range of high and low closing sale prices for iGate Corporation Common Stock as reported on the NASDAQ National Market.

	High	Low
2003
First Quarter	$2.890	$2.820
Second Quarter	3.830	3.430
Third Quarter	6.050	5.750
Fourth Quarter	$8.030	$7.700

2002
First Quarter	$4.665	$3.380
Second Quarter	4.770	3.770
Third Quarter	4.740	2.720
Fourth Quarter	$3.830	$2.120

On March 8, 2004, the Company had 203 registered holders of record of the Common Stock.

The Company is prohibited from paying dividends under its credit facility.

ITEM 6.    SELECTED FINANCIAL DATA

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Income Statement Data:
Revenues(1)	$287,801	$292,648	$421,419	$491,657	$483,665
Gross margin(2)	74,816	83,203	127,326	141,162	153,845
Restructuring charges(3)	604	4,232	9,801	4,385	2,316
Goodwill impairment(4)	3,933	29,688	37,344	2,455	—
(Loss) income from operations	(8,389)	(28,182)	(49,349)	(21,554)	55,252
Other income (expense), net	2,352	1,530	(3,638)	(4,727)	2,983
Equity in losses of affiliated companies	(99)	—	(7,977)	(13,639)	(310)
Minority interest	(312)	(441)	(1,337)	794	210
Gain on deconsolidation of subsidiary(7)	—	7,086	—	—	—
Gain on sale of stock of subsidiaries	—	—	10,901	26,853	—
Loss on venture investments and affiliated companies(5)	(28)	(7,610)	(9,029)	—	—
Merger-related expenses(6)	—	—	—	—	(1,727)
(Loss) income before income taxes and cumulative effect of change in accounting principle	(6,476)	(27,617)	(60,429)	(12,273)	56,408
Income tax provision (benefit).	2,544	(126)	(4,055)	(2,465)	20,197

(Loss) income before cumulative effect of change in accounting principle	(9,020)	(27,491)	(56,374)	(9,808)	36,211
Cumulative effect of change in accounting principle, net of tax of $592	—	—	887	—	—

Net (loss) income	$(9,020)	$(27,491)	$(55,487)	$(9,808)	$36,211

Net (loss) income per common share, basic before cumulative effect of change in accounting principle	$(0.17)	$(0.54)	$(1.10)	$(0.19)	$0.72
Cumulative effect of change in accounting principle per share	—	—	0.02	—	—

Net (loss) income per common share, basic	$(0.17)	$(0.54)	$(1.08)	$(0.19)	$0.72

Net (loss) income per common share, diluted before cumulative effect of change in accounting principle	$(0.17)	$(0.54)	$(1.10)	$(0.19)	$0.71
Cumulative effect of change in accounting principle per share	—	—	0.02	—	—

Net (loss) income per common share, diluted	$(0.17)	$(0.54)	$(1.08)	$(0.19)	$0.71

Weighted average common shares basic	51,697	51,304	51,241	50,437	50,280

Weighted average common shares diluted	51,697	51,304	51,241	50,437	51,510

Balance Sheet Data:
Cash and cash equivalents	$36,133	$56,793	$54,438	$22,773	$23,596
Investments and restricted cash	39,582	51,188	41,314	42,660	75,358
Working capital(8)	101,293	116,184	125,354	120,665	159,541
Total assets	180,940	188,940	242,111	364,151	278,188
Long-term debt	—	—	10,000	20,000	30,000
Total shareholders’ equity	$122,135	$117,149	$143,376	$210,587	$184,162

(1)	In 2002, the Company adopted the provisions of (“EITF”) Issue No. 01-14, Income Statement Characterization of Reimbursement (“EITF 01-14”) and now accounts for billable expenses as a component of both revenue and cost of revenues. Prior periods were reclassified for this change.

(2)	Effective January 1, 2003, we began to classify costs for consultants not being utilized (i.e. “bench costs”) as cost of revenues. In prior years, these costs were classified as selling general and administrative (“S,G&A”) costs. All prior reporting periods were reclassified to reflect the changes to our segment reporting and our classification of bench costs.
(3)	In 2003, we incurred $0.6 million in connection with our 2002 restructuring plan. In 2002, we incurred $4.2 million in connection with a restructuring plan. In 2001, we incurred $6.5 million, $0.9 million and $2.4 million in connection with our restructuring, merger of IRG into eJiva and charges associated with an executive employment agreement. In 2000, we incurred $4.4 million in restructuring charges related to our Canadian operations as well as certain U.S. operations. In 1999, we incurred $2.3 million of net charges related to a winding down of an existing relationship with a large integrator client offset by $1.8 million in favorable settlements of outstanding claims that had been reserved. The charges related to the winding down of the relationship consisted of salary, travel and relocation expenses associated with the consultants who had been assigned to the client’s various projects.
(4)	In 2003, we incurred $3.9 million in total charges related to goodwill impairments in our IPS reporting unit. In 2002, we incurred $29.7 million in total charges related to goodwill impairments consisting of $26.0 million in our iGate Solutions reporting unit and $3.7 million in our IPS reporting unit. In 2001, we incurred $37.3 million in total charges related to goodwill impairments of $26.9 million in our IPS reporting unit and $10.4 million in our iGate Solutions reporting unit. In 2000, we incurred a $2.4 million write-off of impaired goodwill of Global Resource Management (“GRM”) that ceased operations in 2000.
(5)	Includes the impairment charges of Air2Web and various venture and other investments.
(6)	We incurred merger-related costs related to the acquisition of the Amber Group during the first quarter of 1999. We also incurred merger-related costs related to the acquisition of Quantum and charged these costs to expense during the second quarter of 1998. These costs fundamentally differ from our IRG merger costs discussed above as the IRG merger was an internal reorganization.
(7)	In 2002, we recognized a gain of $7.1 million upon the deconsolidation of itiliti.
(8)	Working capital represents current assets less current liabilities.

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

In March 2000, we transferred substantially all of the assets of Mastech Systems Corporation to subsidiary operating companies. This reorganization was done to enable us to identify and penetrate emerging IT markets quickly and effectively. In addition, this strategy enabled us to expand our existing portfolio of services as well as to create new service offerings. We also acquired majority interests or made strategic investments in a number of companies in the internal related services market sector.

Our operating subsidiaries provide clients with a source for a broad range of IT applications solutions and Offshore Outsourcing Services including: client/server design and development, conversion/migration services, ERP package implementation and integration services, software development and applications maintenance outsourcing.

Critical Accounting Policies

The following explains our most significant accounting policies. See Note 1 to the Consolidated Financial Statements set forth on pages 44 to 54 of the Form 10-K for a complete description of our significant accounting policies.

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

Revenue Recognition

We recognize revenue on time-and-materials contracts as the services are performed. Time and materials contracts typically bill at an agreed upon hourly rate. Revenue is earned when our consultants are working on projects. Revenue recognition is negatively impacted by holidays and consultant vacation and sick days. We also have fixed price arrangements with certain customers. A price for an entire project is agreed upon before the project starts for a predetermined fee. We recognize revenues on fixed-price contracts using the proportional performance method. We prepare a budget for each fixed price project, and based upon the budget that we prepare, we estimate what our costs should be. We determine performance by comparing the actual cost of work performed to date to the estimated total cost for each contract. We recognize revenue based upon costs incurred by our consultants during the period. If our estimates indicate a loss on a particular fixed-price contract, we record a provision for the estimated loss without regard to the stage of completion. Changes in job performance, conditions and estimated profitability may result in revisions to costs and revenues and are recognized in the period in which the changes are identified. Contracts with deliverables or project milestones recognize revenue as the deliverables or project milestones are achieved. Contracts with deliverables or project milestones can provide for certain penalties if the deliverables or project milestones are not met within contract timelines. Certain maintenance contracts with no stated deliverables, with a designated workforce assigned, recognize revenues on a straight-line basis over the life of the contract, which are typically one year in duration. Revenue on these contracts is ratable and predetermined based upon the negotiated contract.

Accounts Receivable

We extend credit to clients based upon management’s assessment of their creditworthiness. Substantially all of our revenues (and the resulting accounts receivable) are from Fortune 500 companies, major systems integrators and U.S. governmental agencies.

Unbilled receivables represent amounts recognized as revenues for the periods presented based on services performed in accordance with the terms of client contracts that will be invoiced in subsequent periods.

Allowance for Uncollectible Accounts

We review accounts receivable periodically to determine the probability of loss. The allowance for uncollectible accounts is determined using the combination of the specific identification method for balances deemed uncollectible, as well as judgments made by management based upon historical and expected charge-off experience. If the financial condition of our customers deteriorates or if economic conditions worsen, additional allowances may be necessary, which may impact earnings.

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

If management determines that an investment in available for sale securities has sustained an other-than-temporary decline in its value, the investment is written down to its fair value by a charge to earnings. Such evaluation is dependent on the specific facts and circumstances of the respective investment. Factors that are considered by us in determining whether an other-than-temporary decline in value has occurred include: the market value of the security in relation to its cost basis; the financial condition of the investee; and the intent and ability to retain the investment for a sufficient period of time to allow for recovery in the market value of the investment.

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

We account for investments in businesses in which we own between 20% and 50% of equity or otherwise acquire management influence using the equity method as prescribed by Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock (“APB 18”). Investments in which we acquire less than a 20% interest, or in which we do not acquire management influence are accounted for using the cost method of accounting or, if publicly traded, as available-for-sale securities. For investments accounted for using the cost or equity method of accounting, management evaluates information (e.g., budgets, business plans, financial statements, etc.) in addition to quoted market price, if any, in determining whether an other-than-temporary decline in value exists. Factors indicative of an other-than-temporary decline include recurring operating losses, credit defaults and subsequent rounds of financings at an amount below the cost basis of an investment. This list is not all-inclusive and management weighs all quantitative factors in determining if an other-than-temporary decline in value of an investment has occurred.

Goodwill and Intangible Assets

Goodwill is the excess of purchase price over the value of the net assets acquired. Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Under SFAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. Estimated fair values of reporting units underlying the segments were estimated using either a discounted cash flow methodology, recent comparable transactions or a combination thereof. For further discussions, see Note 4 to the Consolidated Financial Statements.

Stock Based Compensation

At December 31, 2003, we had three stock-based employee compensation plans, which are described more fully in Note 10 to the Consolidated Financial Statements. Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”) gives companies the option to adopt the fair value method for expense recognition of employee stock options or to continue to account for employee stock options using the intrinsic value method, as outlined under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). We have elected to continue to apply the intrinsic value method to account for employee stock options and disclose the pro forma effect as if the fair value method had been applied in Note 10 to the Consolidated Financial Statements. The following table illustrates the effect on net loss per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	Year ended December 31,
	2003	2002	2001
	(in thousands, except per share amounts)
Net loss, as reported	$(9,020)	$(27,491)	$(55,487)
Add: Deferred compensation expense reported in earnings	1,631	102	77
Less: Total stock-based employee compensation expense determined under fair value method for all awards and deferred compensation expense	(2,298)	(600)	(2,420)

Pro forma net loss	$(9,687)	$(27,989)	$(57,830)

Earnings per share:
Basic and diluted
As reported	$(0.17)	$(0.54)	$(1.08)

Pro forma	$(0.19)	$(0.55)	$(1.13)

2003 Compared to 2002

As we discussed earlier, we began to manage our business with an increased focus on our offshore delivery model. As a result, we recast our operating segments effective January 1, 2003. Our recast segments are iGate Solutions, iGate Professional Services and iGate Corporate. Further, we now classify costs for consultants not being utilized (i.e. “bench costs”) as cost of revenues. In prior years, these costs were classified as selling general and administrative (“S,G&A”) costs. All prior reporting periods have been reclassified to reflect the changes to our segment reporting and our classification of bench costs.

	Year Ended December 31, 2003
	iGate Solutions	iGate Professional Services	iGate Corporate(1)	Total
	(Dollars in thousands)
External revenues	$151,060	$135,085	$1,656	$287,801
Cost of revenues	104,945	107,084	956	212,985

Gross margin	46,115	28,001	700	74,816
Selling, general and administrative	48,291	19,009	11,368	78,668
Restructuring charges	524	—	80	604
Goodwill impairment	—	3,933	—	3,933

(Loss) income from operations	$(2,700)	$5,059	(10,748)	(8,389)

Other income, net			2,352	2,352
Minority interest			(312)	(312)
Equity in losses of affiliated companies			(99)	(99)
Loss on venture investments and affiliated companies			(28)	(28)

Loss before income taxes			$(8,835)	$(6,476)

	Year Ended December 31, 2002
	iGate Solutions	iGate Professional Services	iGate Corporate(1)	Total
	(Dollars in thousands)
External revenues	$149,119	$142,942	$587	$292,648
Cost of revenues	99,956	108,933	556	209,445

Gross margin	49,163	34,009	31	83,203
Selling, general and administrative	44,195	22,606	10,664	77,465
Restructuring charges	3,405	22	805	4,232
Goodwill impairment	25,964	3,724	—	29,688

(Loss) income from operations	$(24,401)	$7,657	(11,438)	(28,182)

Other income, net			1,530	1,530
Minority interest			(441)	(441)
Gain on deconsolidation of subsidiary.			7,086	7,086
Loss on venture investments and affiliated companies			(7,610)	(7,610)

Loss before income taxes			$(10,873)	$(27,617)

(1)	Corporate activities include general corporate expenses, interest income and expense, equity in losses of unconsolidated affiliates, minority interest, loss from joint ventures, restructuring charges and merger related expenses not identified to a specific segment, and other unallocated charges. The Company evaluates segments based on income (loss) from operations. Since certain administrative and other operating expenses or income sources have not been allocated to the operating business segments, this basis is not necessarily a measure computed in accordance with generally accepted accounting principles and it may not be comparable to other companies.

iGate Solutions

Revenues for our iGate Solutions segment for the year ended December 31, 2003 were $151.1 million, an increase of $2.0 million, or 1.3%, as compared to $149.1 million for the year ended December 31, 2002. Billable expenses for this segment approximated 1.5% and 3.3% as a percentage of revenues for the years ended December 31, 2003 and 2002, respectively. During the year ended December 31, 2003, the acquisition of AquaRegia, Quintant, IdeaSpace and certain businesses of IT&T by IGS contributed $2.8 million of revenue to the iGate Solutions segment. Without these 2003 acquisitions, revenues for the iGate Solutions segment would have been slightly lower from the prior fiscal year, which is a result of not being able to grow our non-GE revenues and due to the reorganization of our sales and marketing team. Sales cycles in the offshore outsourcing solutions business may extend to twelve months from the initial sales meeting before a services contract is finalized and a sale is made. Because of this, we cannot accurately forecast what impact our revised marketing approach will have on revenues in the upcoming year.

The gross margins for iGate Solutions were 30.5% for the year ended December 31, 2003, as compared to 33.0% for the year ended December 31, 2002. Our acquisitions had a 0.8% favorable impact on iGate Solutions gross margins for the year ended December 31, 2003. We cannot determine what impact iGate Solutions acquisitions will have on gross margins in future periods. The contributing factors that led to the decline in gross margins were a combination of pricing pressures from customers, higher utilization of subcontracted labor versus salaried consultants, increases in wage and bench costs, project cost overruns and the unfavorable impact of blended rate contracts, which contributed approximately 14% of iGate Solutions revenues. Billing rates for blended rate contracts are determined based upon the anticipated utilization of onsite/near shore services (“services provided primarily in North America”) and offshore services (“services provided primarily in India”) for the particular project. Once established, these rates are fixed for purposes of these contracts.

S,G&A expenses include all costs that are not directly associated with our iGate Solutions segments revenue generating consultants. S,G&A expenses included non-consultant salaries and employee benefits, recruiting and training costs, rent, depreciation and amortization, communications, facilities costs, restructuring costs and goodwill impairment. Also included in S,G&A costs are deferred compensation charges incurred as a result of the acquisition of Quintant and amortization of acquired intangible assets incurred as a result of acquisitions within iGate Solutions. S,G&A costs for iGate Solutions segment for the year ended December 31, 2003 were $48.8 million or 32.3% of revenues, which included $0.5 million of additional restructuring costs. In 2002, iGate Solutions S,G&A costs were $73.6 million or 49.3% of revenues, which included $3.4 million of restructuring costs and $26.0 million of goodwill impairment charges. Our S,G&A costs increased $8.4 million due to our acquisitions of AquaRegia, IT&T, Quintant and IdeaSpace. Deferred compensation expense of $1.5 million and amortization of intangible assets of $0.9 million were incurred as a result of the iGate Solutions acquisitions. Until we begin to grow our revenues, we expect our costs to approximate 30% of revenues during the upcoming year.

Operating loss for the iGate Solutions segment for the year ended December 31, 2003 was $2.7 million or 1.8% as compared to a loss of $24.4 million or 16.4% for the year ended December 31, 2002. The operating loss in 2003 included $6.2 million for the iGate Solutions acquisitions and without these losses, the iGate solutions segment would have had an operating profit.

Operating loss in 2002 was mainly attributable to restructuring costs and write-offs of impaired goodwill associated with prior acquisitions.

iGate Professional Services (“IPS”)

Revenues for our IPS segment for the year ended December 31, 2003 were $135.1 million, a decrease of $7.8 million or 5.5% as compared to $142.9 million for the year ended December 31, 2002. Billable expenses for this segment approximated 0.9% and 0.4% as a percentage of revenues for the years ended December 31, 2003 and 2002, respectively. Factors contributing to the decrease in revenues for IPS were attributable to continued weakness in IT spending specifically in the U.K., decreases in consultant utilization and declines in overall billable consultant headcount. Because of competitive pricing pressures, billing rates for consultants for comparable years have had a negative impact on revenues. We expect pricing pressures and related issues to continue to impact our revenues in 2004.

The gross margin for our IPS segment, including billable expenses, was 20.7% for the year ended December 31, 2003, as compared to 23.8% for the year ended December 31, 2002. The decrease in gross margin in this segment was attributable to a combination of pricing pressures, increases in employee related costs and benefits, as well as increased usage of subcontractor labor. During the year, we have also expanded an existing relationship as a preferred vendor in Canada, in which we act as a vendor management provider. Our margins on these engagements are minimal, and due to this, our overall IPS gross margins are impacted. We cannot determine what impact these factors will have on 2004 gross margins.

S,G&A costs for the IPS segment for the year ended December 31, 2003 were $22.9 million or 17.0% of revenues, as compared to $26.4 million, or 18.4% of revenues for the year ended December 31, 2002. Factors contributing to the decline in S, G&A costs were attributable to better management of employee headcount and other operating costs. We expect these costs to remain consistent in 2004. We incurred goodwill impairment charges of $3.9 million in 2003 and $3.7 million in 2002, respectively.

Operating income for the year ended December 31, 2003 was $5.1 million or 3.8% of revenues, as compared to operating income of $7.7 million or 5.4% for the year ended December 31, 2002. The operating income in 2002 was attributable to better management of S,G&A costs.

iGate Corporate

iGate Corporate reports the results of ICRI, DiagnoSearch and jobcurry. ICRI and DiagnoSearch were acquired in 2003. jobcurry continues to provide recruiting and placement services for iGate Corporate and outside customers. Revenues for the segment for the year ended December 31, 2003 were $1.7 million, an increase of $1.1 million, or 182.1% from revenues of $0.6 million for the year ended December 31, 2002. The increase in revenues on a comparable basis was due to the acquisitions of ICRI and DiagnoSearch, the deconsolidation of itiliti and the closure of MobileHelix, which both occurred in 2002. ICRI and DiagnoSearch contributed $0.9 million to iGate Corporate revenues for 2003.

Due to our 2003 acquisition of ICRI and DiagnoSearch, gross margins were 42.3% for the year ended December 31, 2003 and 5.3% for the year ended December 31, 2002.

iGate Corporate segment S,G&A expenses for the year ended December 31, 2003 were $11.4 million, which was consistent with S,G&A costs of $11.5 million for the year ended December 31, 2002. S,G&A costs on a comparative basis were consistent from year to year due to our acquired entities offset by the closure and deconsolidations of MobileHelix and itiliti, respectively, as well as declines in corporate headcount and other S,G&A costs in 2002. Restructuring costs incurred were $0.8 million in 2002. Our acquisitions related to Quintant, IT &T, ICRI and DiagnoSearch contributed $1.5 million of additional corporate S,G&A costs.

Other Income (Expense) Components

	Year Ended December 31,
	2003	2002
Other income, net	$2.3	$1.5
Minority interest	(0.3)	(0.4)
Gain on deconsolidation of subsidiary	—	7.1
Equity in losses of affiliated companies	(0.1)	(7.6)
Loss on venture investments and affiliated companies	(0.1)	—

Other income, net

Other income, net for the year ended December 31, 2003 totaled $2.3 million and consisted of interest income on cash and cash equivalents of $2.7 million, foreign currency translation gains of $0.5 million offset by interest accretion of $0.7 million related to a put option and bonus accrual and miscellaneous expense of $0.2 million. Our acquisitions contributed an additional $0.2 million of interest income. Other income, net for the year ended December 31, 2002 consisted of interest income on cash and cash equivalents of $3.0 million, foreign currency translation gains of $1.3 million, offset by interest expense of $1.6 million, interest accretion of $1.0 million related to a put option and bonus accrual and miscellaneous expense of $0.2 million.

Minority interest

Minority interest reflects the share of the net income or loss of our majority-owned operating subsidiaries attributable to the minority owners. Minority interest amounted to expense of $0.3 million and $0.4 million for the years ended December 31, 2003 and 2002, respectively. The minority interest expense in 2003 was the minority share of the net income of IGS offset by the net losses of ICRI, Quintant and DiagnoSearch. The minority interest expense in 2002 consisted of the minority share of the net income of IGS.

Gain on deconsolidation of subsidiary

We recorded a gain on deconsolidation of itiliti of $7.1 million for the year ended December 31, 2002, that is more fully discussed in Note 3 to the Consolidated Financial Statements.

Equity in losses of affiliated companies

In 2003, we recorded a loss of $0.1 million on the investments in Software AG and Ciber.

Loss on venture investments and affiliated companies

In 2003, we recorded an impairment charge on our investment in Air2Web of $0.3 million and recognized a $0.3 million gain on our sale of Red Hat stock. In 2002, we recognized impairment losses of $7.4 million related to our investments in Speechworks and Air2Web. In 2002, we also sold our shares in Versata, Inc. (“Versata”) stock at a loss $ 0.2 million. These losses are included as a component of Loss on Venture Investments and Affiliated Companies in the Consolidated Statement of Operations.

Income Tax

Our income tax provision was $2.5 million on a loss of $6.4 million at a negative effective rate of approximately 39.0% for the year ended December 31, 2003. The significant items comprising our negative effective rate include the additional tax on deemed distributions from IGS as a result of the eJiva transaction. Our income tax benefit for the comparable year in 2002 was $0.1 million at an effective rate of 0.5%. The significant items comprising our effective rate included the write-off of impaired goodwill that is not deductible for tax purposes, non-deductible goodwill amortization and equity losses, which are offset by a tax holiday in India, related to our IGS subsidiary.

2002 Compared to 2001

The following tables present selected financial information for the Company’s reporting segments for the years ended December 31, 2002 and 2001:

	Year Ended December 31, 2002
	iGate Solutions	iGate Professional Services	iGate Corporate(1)	Total
	(Dollars in thousands)
External revenues	$149,119	$142,942	$587	$292,648
Cost of revenues	99,956	108,933	556	209,445

Gross margin	49,163	34,009	31	83,203
Selling, general and administrative	44,195	22,606	10,664	77,465
Restructuring charges	3,405	22	805	4,232
Goodwill impairment	25,964	3,724	—	29,688

(Loss) income from operations	$(24,401)	$7,657	(11,438)	(28,182)

Other income, net			1,530	1,530
Minority interest			(441)	(441)
Gain on deconsolidation of subsidiary			7,086	7,086
Loss on venture investments and affiliated companies			(7,610)	(7,610)

Loss before income taxes			$(10,873)	$(27,617)

	Year Ended December 31, 2001
	iGate Solutions	iGate Professional Services	iGate Corporate(1)	Total
	(Dollars in thousands)
External revenues	$188,596	$231,219	$1,604	$421,419
Cost of revenues	124,880	167,040	2,173	294,093

Gross margin	63,716	64,179	(569)	127,326
Selling, general and administrative	57,257	42,784	29,489	129,530
Restructuring charges	3,595	6,250	(44)	9,801
Goodwill impairment	10,443	26,901	—	37,344

Loss from operations	$(7,579)	$(11,756)	(30,014)	(49,349)

Other expenses, net			(3,638)	(3,638)
Equity in losses of affiliated companies			(7,977)	(7,977)
Minority interest			(1,337)	(1,337)
Gain on sale of stock of subsidiary.			10,901	10,901
Loss on venture investments and affiliated companies			(9,029)	(9,029)

Loss before income taxes			$(41,094)	$(60,429)

(1)	Corporate activities include general corporate expenses, interest income and expense, equity in losses of unconsolidated affiliates, minority interest, loss from joint ventures, restructuring charges and merger related expenses not identified to a specific segment, and other unallocated charges. The Company evaluates segments based on income (loss) from operations. Since certain administrative and other operating expenses or income sources have not been allocated to the operating business segments, this basis is not necessarily a measure computed in accordance with generally accepted accounting principles and it may not be comparable to other companies.

iGate Solutions

Revenues for our iGate Solutions segment for the year ended December 31, 2002 were $149.1 million, a decrease of $39.5 million, or 20.9%, as compared to $188.6 million for the year ended December 31, 2001. Billable expenses for this segment approximated 3.3% and 4.1% as a percentage of revenues for the years ended December 31, 2002 and 2001, respectively. Factors contributing to the revenue decline included decreases in IT spending, consultant utilization and overall billable headcount. We also experienced delays from clients in closing new projects due to their uncertainty in the economy. We also experienced pricing pressures from our customers.

The gross margin for iGate Solutions, including billable expenses, was 33.0% for the year ended December 31, 2002, as compared to 33.8% for the year ended December 31, 2001. The decrease in gross margin in this segment was attributable to a combination of pricing pressures, increases in employee related costs and benefits and the unfavorable impact of blended rate contracts, which contributed approximately 15% of iGate Solutions revenues.

Selling, general and administrative (“S,G&A”) expenses include all costs that are not directly associated with our iGate Solutions segments revenue generating consultants. S,G&A expenses included non-consultant salaries and employee benefits, recruiting and training costs, rent, depreciation and amortization, communications and facilities costs. S,G&A costs for the iGate Solutions segment for the year ended December 31, 2002 were $73.6 million or 49.3% of revenues. Total S,G&A costs also included restructuring costs of $3.4 million and goodwill impairment charges of $26.0 million, respectively. S,G&A costs for the year ended December 31, 2001 were $71.3 million or 37.8% of revenues. Total S,G&A costs included restructuring costs of $3.6 million and goodwill impairment charges of $10.4 million, respectively.

Operating loss for the iGate Solutions segment for the year ended December 31, 2002 was $24.4 million or 16.4% of revenues, as compared to an operating loss of $7.6 million or 4.0% for the year ended December 31, 2001. The increase in the loss in 2002 was attributable to declines in revenues and gross margins and increases to S,G&A costs, including restructurings and goodwill impairment charges.

iGate Professional Services (“IPS”)

Revenues for our IPS segment for the year ended December 31, 2002 were $142.9 million, a decrease of $88.3 million or 38.2% as compared to $231.2 million for the year ended December 31, 2001. Billable expenses for this segment approximated 0.4% and 0.6% as a percentage of revenues for the years ended December 31, 2002 and 2001, respectively. In December 2001, we closed the operations of Chen & McGinley, Inc. (“CMI”). CMI’s revenues in 2001 were $19.0 million. Other factors contributing to the decline in revenues for the segment were mainly attributable to continued weakness in IT spending, decreases in consultant utilization and overall billable consultant headcount. Because of competitive pricing pressures, billing rates for consultants for comparable years have had a negative impact on revenues.

The gross margin for our IPS segment, including billable expenses, was 23.8% for the year ended December 31, 2002, as compared to 27.8% for the year ended December 31, 2001. The decrease in gross margin in this segment was attributable to a combination of pricing pressures, increases in employee related costs and benefits, as well as increased usage of subcontractor labor.

S,G&A costs for the IPS segment for the year ended December 31, 2002 were $26.4 million or 18.4% of revenues, as compared to $75.9 million, or 32.8% of revenues for the year ended December 31, 2001. Total S,G&A costs included restructuring costs $0.1 million and $6.3 million in 2002 and 2001, respectively. We also incurred goodwill impairment charges of $3.7 million and $26.9 million in 2002 and 2001, respectively. CMI’s operating expenses in 2001 were $27.5 million, which contributed to the overall decline in S,G&A costs. Other factors contributing to the decline in S,G&A costs were attributable to better management of employee headcount and other operating costs.

Operating income for the year ended December 31, 2002 was $7.7 million or 5.4% of revenues, as compared to an operating loss of $11.8 million or 5.1% for the year ended December 31, 2001. Operating income in 2002 was attributable to better management of S,G&A costs. Operating loss in 2001 was due to restructuring costs and goodwill impairment charges incurred.

iGate Corporate

iGate Corporate’s segment reports operating results of itiliti, MobileHelix and jobcurry. In March 2002, we deconsolidated itiliti, and closed the operations of MobileHelix. jobcurry continues to provide recruiting and placement services for iGate Corporate and outside customers. Revenues for the segment for the year ended December 31, 2002 were $0.6 million, a decrease of $1.0 million, or 63.4% from revenues of $1.6 million for the year ended December 31, 2001, due to declines in revenues of itiliti, MobileHelix and jobcurry.

Gross margins were 5.3% for the year ended December 31, 2002 and a loss of 32.5% for the year ended December 31, 2001, as costs exceeded revenue amounts for MobileHelix and itiliti.

iGate Corporate’s segment SG&A expenses for the year ended December 31, 2002 were $11.5 million, a decline of $18.0 million, or 61.0% from $29.4 million for the year ended December 31, 2001. Restructuring costs incurred were $0.8 million in 2002. This decline in S,G&A costs on a comparative basis was attributable to the closure and deconsolidations of MobileHelix and itiliti, respectively, as well as declines in headcount and other S,G&A costs in 2002.

Other Income (Expense) Components

	Year Ended December 31,
	2002	2001
Other income (expense), net	$1.5	$(3.6)
Minority interest	(0.4)	(1.3)
Gain on deconsolidation of subsidiary	7.1	—
Equity in losses of affiliated companies	—	(8.0)
Loss on venture investments and affiliated companies	(7.6)	(9.0)
Gain on sale of stock of unconsolidated affiliates	—	10.9

Other income (expense), net

Other income (expense), net for the year ended December 31, 2002 totaled $1.5 million and consisted of interest income on cash and cash equivalents of $3.0 million and foreign currency translation gains of $1.3 million offset by interest expense of $1.6 million, interest accretion of $1.0 million related to a put option and bonus accrual and miscellaneous expense of $0.2 million. Other income (expense), net for the year ended December 31, 2001 consisted of interest income on cash and cash equivalents of $3.1 million, foreign currency translation losses of $2.0 million, expense associated with the write-down of Speechworks warrants of $1.4 million, interest expense of $3.5 million and miscellaneous income of $0.2 million.

Minority interest

Minority interest reflects the share of the net income or loss of our majority-owned operating subsidiaries attributable to the minority owners. Minority interest amounted to expense of $0.4 million for the year ended December 31, 2002, compared to expense of $1.3 million for the year ended December 31, 2001. The minority interest expense in 2002 was the minority share of the net income of IGS. The minority interest expense in 2001 consisted of the minority share of the net income of IGS and IRG, net of the minority share of the net loss of Symphoni and itiliti.

Gain on deconsolidation of subsidiary

We recorded a gain on deconsolidation of itiliti of $7.1 million for the year ended December 31, 2002, that is more fully discussed in Note 3 to the Consolidated Financial Statements.

Equity in losses of affiliated companies

We had no joint venture or equity investment activity in 2002. In 2001, equity in losses of affiliated companies consisted of our share of the net losses of our joint ventures, Synerge, LLC (d/b/a iProcess) and Planning Technologies, Inc. (“PTI”), and of our equity investments in Air2Web and VCampus Corporation (“VCampus”). We sold our share in PTI on February 23, 2001, and, accordingly, recognized our share of PTI’s losses through February 22, 2001. We sold our share of iProcess on June 20, 2001 and recognized a gain of $1.8 million related to the sale. Equity in losses of affiliated companies for the year ended December 31, 2001 totaled $8.0 million.

Loss on venture investments and affiliated companies

In 2002, we recognized an impairment loss of $7.4 million related to our investments in Speechworks and Air2Web. We also sold our shares in Versata, Inc. (“Versata”) stock at a loss $0.2 million. These losses are included as a component of Loss on Venture Investments and Affiliated Companies in the Consolidated Statement of Operations. We recognized a loss on venture investments and affiliated companies of $9.0 million for the year ended December 31, 2001. We recognized a $3.5 million loss on our investment in Bluewater Information Convergence. Inc. (“Bluewater”), a $2.0 million loss on our investment in Xpede, Inc. (“Xpede”), as well as losses in Ordercare, Inc. (“Ordercare”), Escend Technologies, Inc. (“Escend”) and Brainbench, Inc. (“Brainbench”) of $0.7 million, $2.7 million and $1.3 million, respectively. We also recognized an impairment loss of $5.0 million on our Air2Web investment due to the fact that the pre-money valuation in an additional financing round was significantly less than our proportionate carrying value. In April 2001, we sold 300,000 shares of Speechworks stock for a realized gain of $6.4 million. Further, we sold our remaining investment in VCampus resulting in a $0.2 million loss.

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

Accounting Change

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

Income Taxes

Our income tax benefit was $0.1 million at an effective rate of 0.5% for the year ended December 31, 2002. Our income tax benefit for the comparable year in 2001 was $4.1 million at an effective rate of 6.7%. The significant items comprising our effective rate included the write-off of impaired goodwill that is not deductible for tax purposes, non-deductible goodwill amortization and equity losses which are offset by a tax holiday in India related to our IGS subsidiary.

Liquidity and Capital Resources

Our working capital decreased $14.9 million from December 31, 2002 to December 31, 2003. Our accounts receivable increased by $5.9 million from December 31, 2002 to $53.8 million, and our days sales outstanding increased to 70 days at December 31, 2003 from 64 days at December 31, 2002. The decline in working capital was due to our 2003 acquisitions and our investment in infrastructure.

At December 31, 2003, we had cash and short-term investments of $36.1 million and $39.6 million, respectively, as compared to cash and short-term investments of $56.8 million and $51.2 million, respectively, at December 31, 2002. Short-term investments at December 31, 2003 and 2002 consisted mainly of highly liquid short-term investments. Our focus over the past two years has been liquidity along with the preservation of our principal holdings.

We have begun to transfer certain back office finance and accounting functions offshore and expect our days sales outstanding to increase during the transition. This may have an unfavorable impact on our cash flow over the next few quarters.

We restructured our businesses in 2002 and 2001. As a result of these restructurings, we will be required to make cash payments in future years. The nature of the payments and the reasons for the restructurings are discussed more fully in Note 4 to the Consolidated Financial Statements. The following table details the cash payments that we will be required to make in the future years:

	2004	2005	2006	2007	2008	Thereafter
	(Dollars in thousands)
Severance, bonus and related items	$1,818	$67	$—	$—	$—	$—
Lease costs of office closure	1,519	1,099	85	30	30	10

Total	$3,337	$1,166	$85	$30	$30	$10

We also have financial commitments related to existing leases on our occupied space. Our commitments are as follows:

	2004	2005	2006	2007	2008	Thereafter
	(Dollars in thousands)
Leases	$4,855	$3,474	$2,715	$1,970	$1,959	$2,135

During the year ended December 31, 2003, we used $15.4 million in net cash reserves to acquire the following entities (dollars in thousands):

iGate Clinical Research International	$360
AquaRegia, Pvt. Ltd	365
IT&T Ltd. assets	4,550
Quintant, Inc.	7,227
DiagnoSearch, Pvt. Ltd.	1,387
IdeaSpace, Pvt. Ltd.	1,507

Total cash used, net of acquired cash	$15,396

During 2003, we also paid $1.0 million for a final earn-out payment related to a previous acquisition.

On October 1, 2003, we paid $9.3 million in cash for a put option, which is from a prior acquisition.

On October 7, 2003, we sold our entire investment in Red Hat common stock for cash proceeds of $1.4 million. We also expect to receive an additional $0.5 million as a result of the sale. We received the Red Hat stock in conjunction with the PTI transaction, which occurred in February 2001.

During the year, IGS invested approximately $1.8 million to establish an alliance with Concours, and invested $0.1 million to enter into joint ventures with SAG and CIBER. IGS may be required to continue to fund these two joint ventures in proportion to their pro-rata ownership interest.

We renewed our secured credit facility (“New Facility”) with PNC Bank on September 16, 2003 for 365 days. Our borrowing availability under the new facility is $25.0 million. We have no outstanding borrowings on the New Facility. As part of our agreement with PNC Bank, we are required to maintain cash and cash equivalents of at least $30 million and maintain net tangible worth of at least $95 million.

Unless otherwise discussed, we did not use our cash reserves for any other significant financing or investing activities, with the exception of cash being transferred from money-market accounts or other short-term investments (purchases of $8.0 million and sales of $21.4 million), certain capital expenditures that were incurred during the normal course of business (net additions of $6.3 million) and the exercise of employee stock options of $1.0 million.

ICRI and Quintant, Inc. are development stage companies. While both companies have their own cash reserves for operating purposes, we may be required to fund their operations, if cash reserves are not adequate.

Contractual Commitments

As part of the acquisition of Quintant, we have agreed to pay approximately $0.7 million in cash to a continuing Quintant co-founder. As part of the acquisition of DiagnoSearch, we have $0.1 million in escrow that will be paid in 2004 to the Co-Founders if certain financial targets are met.

As part of our acquisition of DiagnoSearch, we may be required to fund their existing operations for an amount of up to $3.0 million, based upon mutually agreed upon operating needs. In 2003, we funded $0.3 million of this requirement.

We have committed to building a new campus on 14 acres of land located in Bangalore. Total estimated costs of the project will approximate $15.0 million. Phase I was completed in February 2004, with Phase II expected to be completed by December 2004. We have funded the project through a combination of available cash reserves and short-term investments.

Inflation

We do not believe that inflation had a significant impact on our results of operations for the periods presented. On an ongoing basis, we attempt to minimize any effects of inflation on our operating results by controlling operating costs and whenever possible, seeking to insure that billing rates reflect increases in costs due to inflation.

For all significant foreign operations, the functional currency is the local currency. Assets and liabilities of these operations are translated at the exchange rate in effect at each period end. Statement of Operations accounts are translated at the average rate exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included as a component of other comprehensive income (loss). Realized gains and losses from foreign currency transactions are included in net loss for the periods presented. Exchange rate translations did not have a significant impact on operations for the year ended December 31, 2003.

Seasonality

Our operations are generally not affected by seasonal fluctuations. However, our consultants’ billable hours are affected by national holidays and vacation policies, which vary by country and by operating company.

Economic Trends and Outlook

The economic downturn that we have experienced over the last few years has resulted in a revenue decline of $4.8 million or 1.7% in 2003. We attribute this revenue decline to several factors. First, lower demand for outside services. Our clients, concerned by their own cost structure, are accomplishing their IT needs with their own internal resources. Second, our clients tight IT budgets and focus on projects with high ROI (“Return on Investment”) resulted in fewer and smaller projects. Third, increased competition from both IT services and software companies drove pricing down. Pricing pressure was felt across all geographies and industry sectors.

Our solutions offerings are purchased as value added projects by customers and in times of economic slowdown, are the types of projects that are the first to be delayed or cancelled. Our ODCs are located in India and China, and as part of the sales process, we encourage potential customers to visit our ODCs, including our new campus located in Bangalore.

During 2003, we decided to increase our focus on our offshore delivery business located in India as well as to pursue opportunities in the BPO market. Sales cycles under our new BPO model are expected to be between nine and twelve months.

Recently Issued Accounting Standards

Derivative Instruments

Effective April 1, 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends SFAS No. 133 for certain decisions made by the Board as part of the Derivatives Implementation Group (DIG) process and further claries the accounting and reporting standards for derivative instruments including derivatives embedded in other contracts and for hedging activities. The provisions of this statement are to be prospectively applied effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have a material impact on our Consolidated Financial Statements.

Financial Instruments

Effective, May 1, 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in come circumstances). Many of those instruments were previously classified as equity. On November 7, 2003, the FASB issued FASB Staff Position No 150-3, which allows entities, who meet certain criteria, to defer the effective date to periods beginning after December 15, 2004. We do not expect the adoption of this statement to have a material impact on our Consolidated Financial Statements.

Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risk and rewards of ownership among their owners and other parties involved. The provisions of FIN 46 are effective immediately to all variable entities created after January 1, 2003 and variable interest entities in which an enterprise obtains an interest in after that date. For variable interest entities created before this date, the provisions are effective July 31, 2003. On October 8, 2003, the FASB issued FASB Staff Position No. 46-e, which allows public entities, who meet certain criteria, to defer the effective date for applying the provisions of FIN No. 46 to interests held by the public entity in certain variable interest entities or potential variable interest entities until the end of the first interim or annual period ending after December 15, 2003. On December 24, 2003, the FASB extended the effective date to periods ending after March 15, 2004. We do not expect the adoption of this standard will have a material impact on our Consolidated Financial Statements.

Revenue Arrangements

In January 2003, the EITF released Issue No. 00-21 (“EITF 00-21”), Revenue Arrangements with Multiple Deliverables, which addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, EITF 00-21 addresses whether an arrangement contains more than one unit of accounting and the measurement and allocation to the separate units of accounting in the arrangement. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this standard did not have a material impact on the Consolidated Financial Statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Short-term investments are invested in highly liquid securities such as money market funds and certain corporate bonds with maturities of one year or less, and marketable equity securities. These securities are generally classified as available for sale and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. Part of this portfolio includes minority equity investments in several publicly traded companies, the values of which are subject to market price volatility. We have also invested in one privately held company (Air2Web), which can still be considered in the startup or development stage. This type of investment has an inherent risk as the market for the technologies or products they have under development are typically in the early stages and may never materialize. We could lose our entire remaining investment in this company.

The following analysis presents the hypothetical changes in fair values of public equity investments that are sensitive to changes in the stock market (in millions):

	Valuation of securities given X% decrease in each stock price			Fair Value as of December 31, 2003	Valuation of securities given X% increase in each stock price
	(75%)	(50%)	(25%)		25%	50%	75%
Corporate equities	$0.1	$0.3	$0.4	$0.6	$0.7	$0.9	$1.0

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements and Supplementary Data required by this item are filed as part of this Form 10-K. See Index to Consolidated Financial Statements on page 37 of this Form 10-K.

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

The Company’s consolidated financial statements for the year ended December 31, 2003 have been audited by PricewaterhouseCoopers LLP, independent accountants, whose report thereon appears on page 33 of this Form 10-K. As part of its audit of the Company’s 2003 financial statements, PricewaterhouseCoopers LLP considered the Company’s system of internal controls to the extent it deemed necessary to determine the nature, timing and extent of its audit tests. Management has made available to PricewaterhouseCoopers LLP the Company’s financial records and related data.

The Board of Directors pursues its responsibility for the Company’s financial reporting and accounting practices through its Audit Committee, all of the members of which are independent directors. The Audit Committee’s duties include recommending to the Board of Directors the independent accountants to audit the Company’s financial statements, reviewing the scope and results of the independent accountants activities and reporting the results of the committee’s activities to the Board of Directors. The independent accountants have met with the Audit Committee in the presence of management representatives to discuss the results of their audit work and their comments on the adequacy of internal accounting controls and the quality of financial reporting. The independent accountants have direct access to the Audit Committee.

Sunil Wadhwani

Co-Chairman, Chief Executive Officer, and Director

Michael J. Zugay

Senior Vice President and Chief Financial Officer

iGATE CORPORATION

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of iGate Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity and comprehensive loss and cash flows present fairly, in all material respects, the financial position of iGate Corporation and subsidiaries at December 31, 2003 and 2002 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The consolidated financial statements of iGate Corporation and subsidiaries as of December 31, 2001 and for the year then ended, prior to the revisions described in Notes 1, 4 and 13, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated February 5, 2002 except with respect to the matters discussed in Notes 6 and 16 to the Consolidated Financial Statements, as to which the date is March 15, 2002.

As discussed above, the consolidated financial statements of iGate Corporation and subsidiaries as of December 31, 2001 and for the year then ended, prior to the revisions described in Notes 1, 4 and 13, were audited by other independent accountants who have ceased operations. As discussed in Notes 1 and 4 to the consolidated financial statements, these financial statements have been revised to reflect the adoption of Emerging Issues Task Force Issue No. 01-14, Income Statement Characterization of Reimbursements, and the reclassification of certain staff costs from selling, general and administrative costs to cost of revenues, and to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which were adopted by the Company as of January 1, 2002. In addition, as described in Note 13, these financial statements were revised to reflect the change in the composition of the Company’s reportable segments. We audited the adjustments and the transitional disclosure described in Notes 1 and 4, respectively, that were applied to revise the December 31, 2001 financial statements. We also audited the adjustments to the business segment information included in Note 13 that were applied to restate the 2001 financial statements. In our opinion, all such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the December 31, 2001 financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the December 31, 2001 financial statements taken as a whole.

PRICEWATERHOUSECOOPERS LLP

Pittsburgh, Pennsylvania

February 27, 2004

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

ARTHUR ANDERSEN LLP

Pittsburgh, Pennsylvania

February 5, 2002, except with

    respect to the matters discussed

    in Notes 6 and 16, as to which the date is March 15, 2002

iGATE CORPORATION

CONSOLIDATED BALANCE SHEETS

	At December 31,
	2003	2002
	(Dollars in thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$36,133	$56,793
Short-term investments	39,582	26,188
Restricted cash and investments	—	25,000
Accounts receivable, net of allowance for uncollectible accounts of $2,367 and $2,585, respectively	43,406	33,303
Unbilled receivables	10,432	14,661
Employee advances	1,971	1,319
Prepaid and other current assets	5,592	6,371
Prepaid income taxes	792	3,334
Deferred income taxes	4,545	4,624

Total current assets	142,453	171,593

Investments in unconsolidated affiliates	2,931	2,622

Land, building, equipment and leasehold improvements, at cost:
Land and building	3,710	4,122
Equipment	39,418	27,057
Leasehold improvements	3,807	3,122

	46,935	34,301
Less—accumulated depreciation	(30,165)	(23,591)

Net land, building, equipment and leasehold improvements	16,770	10,710

Goodwill	10,524	4,015
Intangible assets, net	8,262	—

Total assets	$180,940	$188,940

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,737	$8,706
Accrued payroll and related costs	19,149	19,421
Accrued income taxes	1,102	4,475
Other accrued liabilities	8,178	10,259
Put option	—	8,711
Deferred revenue	994	3,837

Total current liabilities	41,160	55,409
Other long-term liabilities	1,304	1,319
Deferred income taxes	9,467	8,839

Total liabilities	51,931	65,567

Minority interest	6,874	6,224
Shareholders’ equity:
Preferred Stock, without par value: 20,000,000 shares authorized, 1 share of Series A Preferred Stock held in treasury in 2003 and 2002, respectively	—	—
Common Stock, par value $0.01 per share: 100,000,000 shares authorized, 52,788,351 and 52,406,893 shares issued at December 31, 2003 and 2002, respectively	529	525
Additional paid-in capital	160,336	143,568
Accumulated deficit	(18,499)	(9,479)
Deferred compensation	(8,933)	(102)
Common Stock held in treasury, at cost, 964,443 shares	(14,714)	(14,714)
Accumulated other comprehensive income (loss)	3,416	(2,649)

Total shareholders’ equity	122,135	117,149

Total liabilities and shareholders’ equity	$180,940	$188,940

The accompanying notes are an integral part of these consolidated financial statements.

iGATE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2003	2002	2001
	(Dollars in thousands, except per share data)
Revenues	$287,801	$292,648	$421,419
Cost of revenues	212,985	209,445	294,093

Gross margin	74,816	83,203	127,326
Selling, general and administrative	78,668	77,465	129,530
Restructuring charges	604	4,232	9,801
Goodwill impairment	3,933	29,688	37,344

Loss from operations	(8,389)	(28,182)	(49,349)
Interest income	2,725	2,962	3,086
Interest expense	(155)	(1,559)	(3,500)
Other (expense) income, net	(218)	127	(3,224)
Equity in losses of affiliated companies	(99)	—	(7,977)
Minority interest	(312)	(441)	(1,337)
Gain on deconsolidation of subsidiary	—	7,086	—
Gain on sale of stock of subsidiaries	—	—	10,901
Loss on venture investments and affiliated companies	(28)	(7,610)	(9,029)

Loss before income taxes	(6,476)	(27,617)	(60,429)
Income tax expense (benefit)	2,544	(126)	(4,055)

Loss before cumulative effect of change in accounting principle	(9,020)	(27,491)	(56,374)
Cumulative effect of change in accounting principle, net of tax of $592	—	—	887

Net loss	$(9,020)	$(27,491)	$(55,487)

Net loss per common share, basic before cumulative effect of change in accounting principle:	$(0.17)	$(0.54)	$(1.10)
Cumulative effect of change in accounting principle per share:	—	—	0.02

Net loss per common share, basic	$(0.17)	$(0.54)	$(1.08)

Net loss per common share, diluted before cumulative effect of change in accounting principle:	$(0.17)	$(0.54)	$(1.10)
Cumulative effect of change in accounting principle per share:	—	—	0.02

Net loss per common share, diluted	$(0.17)	$(0.54)	$(1.08)

Weighted average common shares, basic	51,697	51,304	51,241

Weighted average common shares, diluted	51,697	51,304	51,241

The accompanying notes are an integral part of these consolidated financial statements.

iGATE CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

	Common Stock		Series A Preferred Shares	Additional Paid-in Capital	Accumulated (Deficit)	Deferred Compensation	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Comprehensive (Loss)/Income
	Shares	Par Value
	(Dollars in thousands)
Balance, December 31, 2000	52,107,455	$522	1	$142,706	$73,499	$—	$(14,095)	$7,955	$210,587
Restricted stock award	150,000	2	—	279	—	(281)	—	—	—
Treasury stock transactions and other	(12,019)	—	—	—	—	—	(619)	—	(619)
Amortization of deferred compensation	—	—	—	—	—	77	—	—	77
Comprehensive income (loss):
Unrealized loss on investments, net of tax of $6.8 million	—	—	—	—	—	—	—	(9,347)	(9,347)	$(9,347)
Reclassification adjustment for gains realized in net income, net of tax $0.6 million	—	—	—	—	—	—	—	(907)	(907)	(907)
Currency translation adjustment	—	—	—	—	—	—	—	(928)	(928)	(928)
Net loss	—	—	—	—	(55,487)	—	—	—	(55,487)	(55,487)

										(66,669)

Balance, December 31, 2001	52,245,436	524	1	142,985	18,012	(204)	(14,714)	(3,227)	143,376

Exercise of stock options, includes effect of tax benefit recognized	161,457	1	—	583	—	—	—	—	584
Treasury stock transactions (1)	(964,443)	—	(1)	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	102	—	—	102
Comprehensive income (loss):
Unrealized gain on investments, net of tax of $0.1 million	—	—	—	—	—	—	—	246	246	246
Reclassification adjustment for gains realized in net income, net of tax of $0.1 million	—	—	—	—	—	—	—	(192)	(192)	(192)
Currency translation adjustment	—	—	—	—	—	—	—	524	524	524
Net loss	—	—	—	—	(27,491)	—	—	—	(27,491)	(27,491)

										(26,913)

Balance, December 31, 2002	51,442,450	525	—	143,568	(9,479)	(102)	(14,714)	(2,649)	117,149

Exercise of stock options, includes effect of tax benefit recognized	273,422	3	—	891	—	—	—	—	894
Shares sold to employees	108,036	1	—	308	—	—	—	—	309
Restricted stock award	—	—	—	15,569	—	(10,462)	—	—	5,107
Amortization of deferred compensation	—	—	—	—	—	1,631	—	—	1,631
Comprehensive income:
Unrealized gain on investments, net of tax of $0.4 million	—	—	—	—	—	—	—	670	670	670
Reclassification adjustment for gains realized in net income	—	—	—	—	—	—	—	(760)	(760)	(760)
Currency translation adjustment	—	—	—	—	—	—	—	6,155	6,155	6,155
Net loss	—	—	—	—	(9,020)	—	—	—	(9,020)	(9,020)

										$(2,955)

Balance as of December 31, 2003	51,823,908	$529	—	$160,336	$(18,499)	$(8,933)	$(14,714)	$3,416	$122,135

(1)	The Company has reclassified all stock held in Treasury to reflect only outstanding common stock.

The accompanying notes are an integral part of these consolidated financial statements.

iGATE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Operations:
Net loss	$(9,020)	$(27,491)	$(55,487)
Adjustments to reconcile net loss to cash (used) provided by operations:
Depreciation and amortization	6,174	6,641	12,539
Net gain on deconsolidation of itiliti, net of cash	—	(7,086)	—
Impairment of goodwill	3,933	29,688	37,344
Gain on sale of stock of subsidiaries	(296)	—	(10,901)
Gain on other investments	(866)	—	—
Allowance for uncollectible accounts	(218)	37	755
Deferred income taxes, net	707	(2,607)	93
Loss on venture investments and affiliated companies	324	7,610	9,029
Loss on impairment of property and equipment	—	826	3,632
Equity in losses of affiliated companies	99	—	7,977
Minority interest	312	441	1,337
Deferred revenue	(2,843)	(755)	4,764
Costs associated with restructurings	—	—	2,072
Amortization of deferred compensation	1,631	102	77
Amortization of bond premium	—	1,222	1,000
Working capital items:
Accounts receivable and unbilled receivables	(5,358)	13,212	56,706
Employee advances	(39)	978	5,238
Prepaid and other current assets	3,545	8,198	12,885
Accounts payable	2,812	(1,445)	(7,061)
Accrued and other current liabilities	(15,037)	(1,312)	(7,033)

Net cash flows (used) provided by operating activities	(14,140)	28,259	74,966

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to equipment and leasehold improvements, net	(6,305)	(1,365)	(6,887)
Purchases of investments	(8,003)	(112,284)	(28,611)
Sales of investments	21,399	103,155	28,751
Sales of investments in unconsolidated affiliates	1,418	35	26,234
Investments in unconsolidated affiliates	(1,942)	—	—
Acquisitions, net of cash acquired	(15,396)	—	—
Acquisitions of minority units	—	(850)	—
Contingent consideration for acquisitions	(1,026)	(4,879)	(9,735)

Net cash flows (used) provided by investing activities	(9,855)	(16,188)	9,752

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on convertible promissory note	—	(10,000)	(10,000)
Payments on credit facilities	—	—	(44,695)
Proceeds from issuance of subsidiary financing and warrants	—	—	5,000
Net proceeds from exercise of stock options	1,033	540	—
Other financing activities	—	—	(2,430)

Net cash flows provided (used) by financing activities	1,033	(9,460)	(52,125)

Effect of currency translation	2,302	(256)	(928)

Net change in cash and cash equivalents	(20,660)	2,355	31,665
Cash and cash equivalents, beginning of year	56,793	54,438	22,773

Cash and cash equivalents, end of year	$36,133	$56,793	$54,438

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized (loss) gain on investments	$(90)	$54	$(10,254)

Common stock issued for acquisition	$15,569	$—	$—

Common stock returned to Treasury	$—	$—	$619

Shares received from sale of PTI	$—	$—	$20,526

SUPPLEMENTAL DISCLOSURE:
Cash payments for interest	$—	$725	$2,888

Cash payments for income taxes	$908	$3,516	$3,921

The accompanying notes are an integral part of these consolidated financial statements.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2003 AND 2002

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

(c) Uses of Estimates

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

(d) Reclassifications

Effective January 1, 2003, the Company began to classify costs for consultants not being utilized (i.e. “bench costs”) as cost of revenues. In prior years, these costs were classified as selling general and administrative (“S,G&A”) costs. All prior reporting periods have been reclassified to reflect the changes to the Company’s segment reporting and its classification of bench costs.

The following table represents the impact on selling, general and administrative expenses for the reclassification of bench costs:

	Year Ended December 31,
	2003	2002	2001
Cost of revenue—as reported	$212,985	$199,245	$275,446
Adjustment for bench costs	—	10,200	18,647

Cost of revenue—adjusted	$212,985	$209,445	$294,093

Selling, general and administrative—as reported	$78,668	$87,665	$148,177
Adjustment for bench costs	—	(10,200)	(18,647)

Selling, general and administrative—as adjusted	$78,668	$77,465	$129,530

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2003 AND 2002

On January 1, 2002, the Company adopted the provisions of Emerging Issues Task Force (“EITF”) Issue No. 01-14, Income Statement Characterization of Reimbursements (“EITF 01-14”). The Company was required to reclassify prior periods in order for them to conform to current year reporting requirements under EITF 01-14. Due to the new reporting requirements which became effective on January 1, 2002, the Company now accounts for billable expenses as a component of both revenue and cost of revenues. In prior reporting periods, billable expenses were accounted for as a reduction of cost of revenues to arrive at gross margin.

The following table represents the impact on revenue and cost of revenue for the adoption of EITF 01-14:

	Year Ended December 31,
	2003	2002	2001
Revenue—as reported	$287,801	$292,648	$412,373
Adjustments	—	—	9,046

Revenue—adjusted	$287,801	$292,648	$421,419

Cost of revenue—as reported	$212,985	$199,245	$266,400
Adjustments	—	—	9,046

Cost of revenue—adjusted	$212,985	$199,245	$275,446

(e) Cash and Cash Equivalents

Cash and cash equivalents are defined as cash and highly liquid investments with maturities of three months or less when purchased. Cash equivalents are stated at cost, which approximates market value.

(f) Short-Term Investments

Short-term investments consist of money market funds and corporate bonds and are stated at cost which approximates fair value.

(g) Accounts Receivable and Unbilled Receivables

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

(h) Allowance for Uncollectible Accounts

Accounts receivables are reviewed periodically to determine the probability of loss. The allowance for uncollectible accounts is determined using the combination of the specific identification method for balances deemed uncollectible, as well as judgments made by the Company based upon historical and expected charge-off experience.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2003 AND 2002

(i) Employee Advances

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

(j) Investments in Unconsolidated Affiliates

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

In evaluating these factors above, management presumes a decline in value to be other-than-temporary if the market price of the security is 20% or more below the investment’s cost basis for a period of six months or more (the “20% criteria”). However, the presumption of an other-than-temporary decline in these instances may be overcome if there is persuasive evidence indicating that the decline is temporary in nature (e.g., strong operating performance of investee, historical volatility of investee, etc.). Additionally, there may be instances where impairment losses are recognized even if the 20% criteria is not satisfied (e.g., plan to sell the security in the near term and the fair value is below the Company’s cost basis). During 2003 and 2002, the Company incurred impairment losses deemed to be other-than-temporary. These impairments are disclosed in Note 3.

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

(k) Land, Building, Equipment and Leasehold Improvements

Property and equipment are stated at cost. The Company provides for depreciation using the straight-line method over the estimated useful lives. Upon disposal, assets and related accumulated depreciation are removed

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2003 AND 2002

from the Company’s accounts and the resulting gains and losses are reflected in Other Income/(Expense) in the Consolidated Statements of Operations. Repairs and maintenance are charged to expense as incurred. Improvement and betterments that extend the useful life of an asset are capitalized.

The estimated useful lives of depreciable assets are as follows:

Building	25 years
Equipment	3–5 years
Leasehold Improvements	Life of leases ranging from 3 years to 10 years

(l) Goodwill and Intangible Assets

Goodwill is the excess of purchase price over the value of the net assets acquired. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Under SFAS 142, goodwill and intangibles with indefinite useful lives are no longer amortized but will be subject to, at a minimum, an annual impairment assessment of their carrying value. Under SFAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. Estimated fair values of reporting units underlying the segments were estimated using either a discounted cash flow methodology, recent comparable transactions or a combination thereof. For further discussions, see Note 4. Prior to the adoption of SFAS 142, goodwill was being amortized with periods ranging from five to thirty years.

The cost of other acquired intangibles is amortized on a straight-line basis over their estimated useful lives.

Intangible assets associated with 2003 acquisitions, as discussed in Note 12, include intellectual property of $0.6 million, customer relationships of $6.6 million, beneficial employment contracts of $1.7 million and other costs of $0.3 million.

The estimated useful lives of intangible assets are as follows:

Intellectual property	3–5 years
Customer relationships	3–6 years
Beneficial employment contracts	4 years

The Company assesses the carrying value of its long-lived assets whenever economic events or changes in circumstances indicate that the carrying values of the assets may not be recoverable. Long-lived assets are considered to be impaired when the sum of the undiscounted expected future net operating cash flows is less than the carrying values of the related assets.

(m) Income Taxes

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. The Company has evaluated its deferred tax asset and has recorded a valuation allowance where appropriate.

Historically, the government of India has provided incentives, in the form of tax holidays, to encourage foreign investment. The Company’s operation in India is eligible for a tax holiday for a ten-year period which began in 1994.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2003 AND 2002

(n) Minority Interest

Minority interest represents the proportionate share of outside equity holders. At December 31, 2003 and 2002, the Company had outside equity holders for the following Companies:

	Percentage Outside Ownership
	2003	2002
iGate Global Solutions Ltd. (“IGS”).	12%	11%
Quintant, Inc. (Quintant)	6%	—
iGate Clinical Research International	10%	—
DiagnoSearch	5%	—
IdeaSpace, Ltd. (IdeaSpace)	12%	—

IGS is a publicly held Company in India. All outside shareholders may vote.

(o) Disclosures about Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that fair value:

Cash and short-term investments—The carrying amount approximates market value.

Accounts receivable—The carrying amount approximates market.

Revolving credit facility—The carrying amount approximates market value. The outstanding balance is reflected at its outstanding face value, excluding unpaid accrued interest at an interest rate at the lesser of the current LIBOR rate+1.25% or the Prime rate +0.25%, calculated on a per annum basis.

Accounts payable—The carrying amount approximates market.

(p) Derivatives

As of January 1, 2001, the Company adopted Statement Financial Accounting Standards No. 133, Accounting for Derivative Investments and Hedging Activities. As a result of the adoption, the Company recorded a gain on the cumulative effect of a change in accounting principle of $0.9 million, net of tax. The net gain resulted from recording the net value of the Company’s derivable investments in Speechworks International, Inc. (“Speechworks”) Common Stock warrants. The Company selectively uses foreign exchange contracts to hedge foreign exchange exposure on certain intercompany debt. Gains and losses on the foreign exchange contracts are recognized in the Consolidated Statement of Operations.

At December 31, 2002, the Company liquidated its only foreign exchange contract for $6.0 million Canadian dollars at rate of 1.5738 or U.S. $3.8 million. As a result of the sale, the Company realized a loss of $0.1 million in 2002.

(q) Stock-Based Employee Compensation

At December 31, 2003, the Company had three stock-based employee compensation plans, which are described more fully in Note 10. SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”)

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2003 AND 2002

gives companies the option to adopt the fair value method for expense recognition of employee stock options or to continue to account for employee stock options using the intrinsic value method, as outlined under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). The Company has elected to continue to apply the intrinsic value method to account for employee stock options and discloses the pro forma effect as if the fair value method had been applied in Note 10. The following table illustrates the effect on net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	Year ended December 31,
	2003	2002	2001
	(in thousands, except per share amounts)
Net Loss, as reported	$(9,020)	$(27,491)	$(55,487)
Add: Deferred compensation expense reported in earnings	1,631	102	77
Less: Total stock-based employee compensation expense determined under fair value method for all awards and deferred compensation expense	(2,298)	(600)	(2,420)

Pro forma net loss	$(9,687)	$(27,989)	$(57,830)

Earnings per share:
Basic and diluted
As reported	$(0.17)	$(0.54)	$(1.08)

Pro forma	$(0.19)	$(0.55)	$(1.13)

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2003 AND 2002

Summary of Stock Options

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair values of options granted and the assumptions used are as follows:

Year Ended December 31, 2003	iGate	itiliti(1)	IRG(1)	IGS	MobileHelix(1)	Symphoni(1)
Weighted average fair values of options granted during 2003	$4.29	$—	$—	$4.19	$—	$—
Risk-free interest rate	3.0%	0.0%	0.0%	2.7%	0.0%	0.0%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Expected life of options	5 years	—	—	4 years	—	—
Expected volatility rate	66.0%	0.0%	0.0%	73.0%	0.0%	0.0%

Year Ended December 31, 2002	iGate	itiliti(1)	IRG(1)	IGS	MobileHelix(1)	Symphoni
Weighted average fair values of options granted during 2002	$4.04	$—	$—	$3.67	$—	$0.59
Risk-free interest rate	4.0%	0.0%	0.0%	4.0%	0.0%	4.0%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Expected life of options	5 years	—	—	4 years	—	4 years
Expected volatility rate	79.0%	0.0%	0.0%	79.0%	0.0%	79.0%

Year Ended December 31, 2001	iGate	itiliti	IRG	IGS	MobileHelix	Symphoni
Weighted average fair values of options granted during 2001	$1.63	$0.08	$0.18	$1.35	$0.02	$0.55
Risk-free interest rate	4.0%	4.2%	4.2%	4.2%	4.2%	4.2%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Expected life of options	5 years	4 years	4 years	4 years	4 years	4 years
Expected volatility rate	112.0%	100.0%	190.8%	152.0%	145.0%	119.0%

(1)	There were no options granted for these entities.

(r) Currency Translation Adjustment

For all significant foreign operations, the functional currency is the local currency. Assets and liabilities of these operations are translated at the exchange rate in effect at each year-end. Income Statement accounts are translated at the average rate exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included as a component of other comprehensive loss. Gain and losses from foreign currency transactions are included in other (expense) income, net for the periods presented.

Foreign exchange gains or losses on intercompany loans from the Company to its operating subsidiaries are recorded as a component of other income if payment is expected in the foreseeable future based upon mutually agreement upon payment terms.

(s) Revenue Recognition

The Company recognizes revenue on time-and-materials contracts as the services are performed. Revenue is earned when the Company consultants are working on projects. Revenue recognition is negatively impacted by

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2003 AND 2002

national holidays and consultant vacation and sick days. Revenues on fixed-price contracts are recognized using the proportional performance method. Performance is determined by relating the actual cost of work performed to date to the estimated total cost for each contract and revenue is recognized based upon costs incurred by the Company’s consultants during the period. If the estimate indicates a loss on a particular fixed-price contract, a provision is made for the entire estimated loss without reference to the stage of completion. Changes in job performance, conditions and estimated profitability may result in revisions to costs and revenues and are recognized in the period in which the changes are identified. Contracts with deliverables or project milestones recognize revenue as the deliverables or project milestones are achieved. Contracts with deliverables or project milestones can provide for certain penalties if the deliverables or project milestones are not met within contract timelines. Certain maintenance type contracts with no stated deliverables, with a designated workforce assigned, recognize revenues on a straight-line basis over the life of the contract, which are typically one year in duration. Revenue on these contracts is ratable and predetermined based upon the negotiated contract.

(t) Software Development Costs

Costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized in accordance with SFAS No. 86 Computer Software to be Sold, Leased or Otherwise Marketed. No software development costs were capitalized in 2003, 2002 or 2001.

(u) Gains on Issuance of Stock by Subsidiaries

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

(v) Net Loss per Share

The Company calculates net loss per share based on the weighted average number of common shares outstanding. Because the Company was in a loss position, it did not include any stock options outstanding whose exercise price were below the average market price or the effect of a convertible promissory note (Note 11) as their effect would be considered antidulitive.

(w) Newly Adopted Accounting Standards

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

The Company adopted SFAS 142 on January 1, 2002, and concluded that no transitional impairment adjustment was necessary. The Company was also required to perform an additional impairment test due to circumstances discussed more fully in Note 4 to the Consolidated Financial Statements. The results of the impairment test is also discussed in Note 4.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supersedes SFAS No. 121 and the

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2003 AND 2002

accounting reporting provisions for Accounting Principles Board No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. SFAS 144 provides single accounting model for disposition of long-lived assets, including a more definitive approach to classifying an asset as held for sale. In addition, more dispositions will qualify for discontinued operations treatment in the statement of operations as the criteria for discontinued operations presentation is changed to a component of the business rather than a segment of the business. The Company adopted the provisions of SFAS 144 on January 1, 2002. The implementation did not have a material impact on the Company’s operating results or financial position.

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). SFAS 146, which became effective for exit or disposal activities that are initiated after December 31, 2002, addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred, rather than at the date of an entity’s commitment to an exit plan. The Company applied the provisions of SFAS 146 to all disposal activities in 2003.

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

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 clarifies and expands on existing disclosure requirements for guarantees, including loan guarantees. It also would require that, at the inception of a guarantee, the Company must recognize a liability for the fair value, of its obligation under that guarantee. The initial fair value recognition and measurement provisions will be applied on a prospective basis to certain guarantees issued or modified after December 31, 2003. The disclosure provisions are effective for financial statements of periods ending after December 15, 2002. The adoption of FIN 45 had no impact on our financial position, results of operations or cash flows.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2003 AND 2002

(x) Recently Issued Accounting Standards

Derivative Instruments

Effective April 1, 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends SFAS No. 133 for certain decisions made by the Board as part of the Derivatives Implementation Group (DIG) process and further claries the accounting and reporting standards for derivative instruments including derivatives embedded in other contracts and for hedging activities. The provisions of this statement are to be prospectively applied effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of this statement to have a material impact on its Consolidated Financial Statements.

Financial Instruments

Effective, May 1, 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in come circumstances). Many of those instruments were previously classified as equity. On November 7, 2003, the FASB issued FASB Staff Position No 150-3, which allows entities, who meet certain criteria, to defer the effective date for periods beginning after December 15, 2004. The Company does not expect the adoption of this statement to have a material impact on its Consolidated Financial Statements.

Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risk and rewards of ownership among their owners and other parties involved. The provisions of FIN 46 are effective immediately to all variable entities created after January 1, 2003 and variable interest entities in which an enterprise obtains an interest in after that date. For variable interest entities created before this date, the provisions are effective July 31, 2003. On October 8, 2003, the FASB issued FASB Staff Position No. 46-e, which allows public entities, who meet certain criteria, to defer the effective date for applying the provisions of FIN No. 46 to interests held by the public entity in certain variable interest entities or potential variable interest entities until the end of the first interim or annual period ending after December 15, 2003. On December 24, 2003, the FASB extended the effective date to periods ending after March 15, 2004. The Company does not expect the adoption of this standard will have a material impact on its Consolidated Financial Statements.

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

2.    Investments and Restricted Cash and Investments

The Company has short-term investments consisting of money market funds and corporate bonds that totaled $39.6 million and $26.2 million at December 31, 2003 and 2002, respectively. Approximately $14.6 million of these funds are to be used exclusively by IGS due to Indian governmental restrictions.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2003 AND 2002

The Company had compensating balances classified on the Consolidated Balance Sheet as restricted investments which consisted of money market funds that totaled $25.0 million at December 31, 2002. The restrictions related to the Credit Facility are discussed in Note 6. The compensating balance may be withdrawn, but the availability of short-term lines of credit is dependent upon maintenance of such compensating balances.

3.    Investments in Unconsolidated Affiliates

The Company’s investments in unconsolidated affiliates, and its percentage of ownership interests, are presented at December 31, 2003 and 2002, respectively. The investments are grouped by the applicable method of accounting. All ownership interests set forth on the table have been calculated based on the issued and outstanding common stock of each entity, assuming the issuance of common stock on the conversion or exercise of preferred stock and convertible notes, but excluding the effect of unexercised options and warrants.

	Percentage Owned
	December 31,
	2003	2002	2001
Available-for-sale equity securities:
Speechworks International, Inc (“Speechworks”)1	*	*	*
Red Hat, Inc (“Red Hat”)	*	*	*
Versata, Inc. (“Versata”)	0%	0%	*

Cost method of accounting:
Air2Web, Inc. (Air2Web)**	14%	14%	14%
Peopleclick, Inc.***	3%	3%	89%
Bluewater Information Convergence, Inc. **	0%	0%	0%
Brainbench, Inc. **	0%	0%	0%
Escend Technologies, Inc. **	0%	0%	0%
Xpede, Inc. **	0%	0%	0%
Ordercare, Inc.	0%	0%	0%
Concours Group	4%	0%	0%

Equity method of accounting:
Planning Technologies, Inc. (PTI)	0%	0%	0%
Synerge, LLC (d/b/a iProcess)	0%	0%	0%
VCampus Corporation (VCampus)	0%	0%	0%
CIBER India Pvt Ltd.	44%	0%	0%
Software AG (India) Private Ltd.	44%	0%	0%

*	Denotes less than 1%
**	During 2003, 2002 and 2001, the Company recorded impairment charges due to the Company’s belief that there was an other-than-temporary decline in the value of the securities.
***	On August 19, 2002, itiliti sold its assets and liabilities to Peopleclick, Inc. (“Peopleclick”) for approximately 3% of Peopleclick’s outstanding common stock. The Company has a $0 basis in its itiliti shares and has continued to assign a $0 basis to its investment in itiliti. Prior to the August 2002 sale of Peopleclick, the Company owned 89% of itiliti.
1	In September 2003, Scansoft, Inc. acquired Speechworks. Common shares of Speechworks were converted into Scansoft common shares at a conversion rate of .86 to 1.

The Company’s investments in Ordercare, Inc. (“Ordercare”), Bluewater Information Convergence, Inc., Brainbench, Inc. (“Brainbench”), Xpede, Inc. (“Xpede”) and Escend Technologies, Inc. (“Escend”) have been

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2003 AND 2002

impaired in prior periods to reflect the Company’s belief that no return on capital will be realized. Accordingly, the Company reflects 0% ownership in these entities. The respective shares of these companies are still owned by the Company.

Loss on Venture Investments and Affiliated Companies

In 2003, management evaluated its available-for-sale investment portfolio and determined that no other-than-temporary decline existed under guidelines discussed in Note 1, and accordingly, no other-than-temporary losses were recorded. Management evaluated its investment in Air2Web and using guidelines previously discussed in Note 1, recorded a $0.3 million charge to reduce the carrying value in Air2Web. In 2003, the Company sold the remaining investment it held in Red Hat, Inc., recognizing a gain of $0.3 million.

In 2002, the United States economy had experienced a broad decline in the public equity markets, particularly in technology stocks, including investments held in the Company’s investment portfolio. Similarly, the Company experienced a significant decline in value of its privately held investment in Air2Web. As a result, the Company recorded noncash pretax charges to reduce the carrying value of its Speechworks investment by approximately $0.6 million and its Air2Web investment by approximately $6.8 million in the fourth quarter of 2002. These investments experienced other-than-temporary declines using the criteria discussed in Note 1. In 2002, the Company sold its shares in Versata stock at a loss of $0.2 million.

The Company recognized a loss on venture investments and affiliated companies of $9.0 million for the year ended December 31, 2001. In April 2001, the Company sold 300,000 shares of Speechworks. After deducting transaction costs, it received $8.8 million in proceeds and recognized a $6.4 million gain from the sale of the shares. The Company continues to hold approximately 111,000 shares of Scansoft common stock. Scansoft acquired Speechworks in September 2003. In addition, the Company recognized a $3.5 million loss on its investment in Bluewater, a $2.0 million loss on its investment in Xpede, as well as losses in Ordercare, Escend and Brainbench of $0.7 million, $2.7 million and $1.3 million, respectively. The Company does not anticipate realizing any value from these investments either due to a combination of the companies going out of business or being devalued so significantly causing impairment.

In March 2000, the Company acquired a 25% ownership in Air2Web, a startup company that provides wireless application services. The investment has since been diluted to 14% due to an additional round of equity financing in which the Company did not participate. The equity round of financing occurred in October 2001 at a pre-money valuation less than the Company’s initial investment. As such, the Company recognized an impairment loss in the amount of $5.0 million on its remaining investment in 2001 due to the fact that the pre-money valuation in the Series C round was less than our initial investment. In addition, Air2Web surrendered 150,943 shares of iGate common stock that was issued in connection with the Company’s initial investment.

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

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2003 AND 2002

The following summarizes the activity in the “Loss on Venture Investments and Affiliated Companies” (in millions):

	December 31,
	2003	2002	2001
Gain on sale of Speechworks stock	$—	$—	$6.4
Gain on sale of Red Hat stock	0.3	—	—
Impairment loss on Speechworks stock	—	(0.6)	—
Fund impairments	—	—	(10.2)
Air2Web impairment loss	(0.3)	(6.8)	(5.0)
Loss on Versata sale	—	(0.2)	—
Loss on VCampus sale	—	—	(0.2)

Total Net Loss	$—	$(7.6)	$(9.0)

Equity in Losses of Affiliated Companies

In 2003, the Company incurred $0.1 million of equity losses. For the year ended December 31, 2002, the Company did not incur any equity losses. The Company recognized equity losses of $5.0 million for the year ended December 31, 2001, related to its equity interests in PTI, iProcess, Air2Web and VCampus. In February 2001, the Company sold its interest in PTI to Red Hat. Equity losses incurred through February 2001 for PTI totaled $0.9 million. In May 2001, the Company sold its interest in iProcess to GE India and recognized a gain of $1.8 million. Equity income recognized through May 2001 for iProcess totaled $0.2 million. Equity losses incurred through October 2001 prior to the dilution of the Company’s interest in Air2Web totaled $3.6 million. The Company sold its ownership in VCampus in December 2001. Equity losses incurred through December 2001 prior to the sale of VCampus totaled $0.7 million. In addition, the Company recognized excess basis goodwill amortization of $4.8 million on these investments in the year ended December 31, 2001.

The following is a summary of the activity in “Equity in Losses of Affiliated Companies” (in millions):

	December 31,
	2003	2002	2001
Equity loss recognition	$(0.1)	$—	$(5.0)
Excess basis goodwill amortization	—	—	(4.8)
Gain on iProcess sale	—	—	1.8

Total net equity losses	$(0.1)	$—	$(8.0)

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

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2003 AND 2002

Gain on Sale of Stock of Subsidiaries

From January through February 28, 2001, the Company recorded its share of PTI’s loss under the equity method of accounting. Upon the closing of the sale of PTI to Red Hat, the Company accounted for its investment in Red Hat Common Stock as available for sale securities in accordance with SFAS 115.

On February 28, 2001, the Company sold its approximately 50% interest in PTI to Red Hat in exchange for approximately 3.2 million shares of Red Hat Common Stock. As part of the agreement, approximately 0.3 million of the shares of Red Hat Common Stock were held in escrow. The Company recorded a gain of approximately $16.7 million pursuant to the Red Hat transaction. The Company’s portion of the proceeds on the sale was calculated based upon the closing price of Red Hat Common Stock on February 23, 2001 of approximately $6.44 per share. Beginning in the second quarter of 2001, the Company began liquidating its investment in the shares of Red Hat Common Stock. The Company sold 2.9 million non-restricted shares of Red Hat Common Stock recognizing a realized loss in the amount of $5.8 million.

Carrying Value and Cost Basis of Investments in Unconsolidated Affiliates

The following table summarizes the Company’s investments in unconsolidated affiliates as of December 31, 2003 and 2002. Ownership interests are classified according to applicable accounting methods.

	December 31, 2003		December 31, 2002
	Carrying Value	Cost Basis	Carrying Value	Cost Basis
	(Dollars in thousands)
Available-for-sale equity securities	$589	$358	$2,298	$2,492
Equity method of accounting	257	356	—	—
Cost method of accounting	2,085	2,094	324	324

	$2,931	$2,808	$2,622	$2,816

Components of Other Comprehensive Loss on Available for Sale Securities

The following table summarizes the Company’s changes in other comprehensive loss on available for sale securities as of December 31, 2003, 2002 and 2001 (in thousands):

	2003	2002	2001
Gross unrealized loss	$—	$—	$(16,182)
Gross unrealized gain	1,112	410	—
Reclassification adjustment for gains realized in net income	(760)	(192)	(907)
Taxes allocated to unrealized (gain) loss	(442)	(164)	6,835

Change in other comprehensive (loss) income	$(90)	$54	$(10,254)

4.    Restructuring, Merger and Goodwill Impairment Charges

In 2003, the Company recorded $0.1 million in severance related costs associated with the offshore outsourcing of certain of its back office finance and accounting functions at iGate Corporate. The 13 employees who were severed ranged from clerical to middle management. These costs were recognized in accordance with SFAS No. 146.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2003 AND 2002

The following paragraphs discuss the Company’s restructurings of its business. All costs associated with restructurings occurring in 2002 and 2001 were accounted for in accordance with EITF 94-3, Liability Recognition for Costs to Exit an Activity.

During the fourth quarter of 2002, the Company incurred $4.2 million of costs associated with a restructuring of certain of its business units as well as departments within the iGate corporate structure. The restructuring was due in part to IGS’s agreed upon purchase of eJiva’s stock, to align the Company’s business units to increase focus on global offshore delivery and to consolidate the Company’s back office operations. The back office consolidation of operations included legal, accounting, marketing and human resource departments. As part of the restructuring, the Company has vacated all non-essential properties and all remaining employees have been relocated to a centralized location. As part of the restructuring, the Company eliminated 96 U.S. positions. These employees were executive level, back office support and administrative positions that were no longer being utilized. These actions were necessary due to the streamlining of the Company’s back office operations and due to redundancies of effort. Of the total costs incurred as part of the restructuring, non-cash charges totaling $0.8 million were related to write-offs of leasehold improvements on abandoned leased property. In 2003, the Company adjusted its original estimate of restructuring reserves, recognizing additional costs of $0.5 million related to rent expense due to the Company’s inability to sub-lease its excess space.

In the third quarter of 2001, the continued economic downturn caused the Company to do an extensive review of its operations and certain overhead costs associated with each reportable segment. In August 2001, the Company approved a restructuring plan (the “plan”). Based upon its revenue trends and the general economic environment, the Company decided to put a plan in place that would serve to cut excess costs in certain of the operating segments. As part of this plan, the Company recorded severance costs in the amount of $1.0 million. The Company reduced employee headcount by 84. These employees ranged from executive level through administrative assistants, and affected the iGate Solutions, iGate Professional Services and iGate Corporate segments. The Company also recorded a $2.4 million charge for a bonus for one of its key executives. The Company also performed an extensive fixed asset inventory in each reportable segment, in order to identify any fixed assets, such as laptops and computer equipment that were deemed to be in excess due to the headcount reduction. Based upon the fixed asset inventory, the Company recorded write-downs of $2.1 million. These write-downs of excess equipment were recorded in the iGate Solutions, iGate Professional Services and iGate Corporate segments. The Company also decided to exit its training function at the iGate Corporate level in favor of a more decentralized approach. Exit costs associated with the training department were $0.8 million and consisted of education-related licensing agreements entered into that will no longer be utilized. In the iGate Professional Services segment, the Company recorded a charge of $1.3 million for lease costs associated with the closure of its office in San Francisco. The Company’s total charge for the plan totaled $7.6 million. The Company believes these steps were necessary due to declines in demand and overall headcount.

In December 2001, the Company severed 3 employees of its wholly-owned subsidiary Global Financial Services of Nevada, ranging from executive level to general and administrative support and incurred a charge of $0.2 million. In December 2001, Innovative Resource Group, Inc. (“IRG”), a majority-owned subsidiary of the Company, merged with and into eJiva. As part of the merger, eJiva incurred $1.4 million of merger related exit costs associated with a leased space in Pittsburgh, PA. The merged eJiva entity relocated to IRG office space.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2003 AND 2002

The components of the restructuring charges, merger and the restructuring accrual at December 31, 2003 are as follows:

	Accrued December 31, 2002	Charged to Expense	Foreign Currency Translation Effect	Cash Expenditures	Accrued December 31, 2003
	(in thousands)
2003 Severance and related items	$—	$80	$—	$—	$80
2002 Severance and related items	282	—	—	(282)	—
2002 Lease costs of office closure	2,195	524	3	(1,241)	1,481
2001 Severance, bonus and related items	2,355	—	45	(595)	1,805
2001 Lease costs of office closure	1,611	—	98	(417)	1,292

Total	$6,443	$604	$146	$(2,535)	$4,658

Goodwill Impairment

As discussed in Note 1 on January 1, 2002, the Company adopted SFAS 142, which requires companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. Instead, SFAS 142 requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of SFAS 142 and, at a minimum, annually thereafter.

Under SFAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. Other than the allocation of goodwill, which is discussed below, the net book value of each of the Company’s segments was generally based upon its carrying value. The Company’s reporting units are generally consistent with the operating segments underlying the segments identified in Note 13. The Company performed an impairment review during the first quarter of 2002, and concluded that no impairment was necessary.

During the fourth quarter of 2003, the Company reviewed its indefinite lived goodwill for impairment, using a discounted cash model to determine the market value of certain reporting units with assigned goodwill. Based upon the review, the Company was required to record impairment charges of $3.9 million related to its reporting units included in the Company’s iGate Professional Services segment.

During the fourth quarter of 2002, the Company’s majority owned Indian subsidiary, IGS agreed to purchase its sister company, eJiva. The purchase consideration was $9.5 million. As part of Indian regulatory requirements, IGS was required to engage a third party to perform an independent valuation of eJiva in order to determine the purchase price consideration. The results of the valuation indicated that eJiva’s fair value was less than its carrying value. Due to this circumstance and in light of the continued economic downturn, the Company assessed its intangible assets for impairment in each one of its reporting units. As a result of the assessment of its reporting units, the Company recorded a noncash charge of approximately $29.7 million to reduce the carrying value of its goodwill. Goodwill was reduced by $26.0 million in the iGate Solutions segment and $3.7 million in the iGate Professional Services segment. The impairment charge was recorded as a separate line item in the Company’s Consolidated Statements of Operations. The charge reflects overall market declines during 2002 in each of its operating segments.

During the third quarter of 2001, in light of the continued economic downturn, and in conjunction with a restructuring plan, the Company also performed an assessment of the carrying values of its intangible assets

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2003 AND 2002

which consisted principally of goodwill. The Company’s analysis was conducted in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, guidelines and involved a combination of financial forecasting, undiscounted and discounted cash flow analysis and valuation methodologies that it has used and currently continues to use in valuing companies within its market sectors.

In addition to the continued economic downturn, there were a number of events that led the Company to analyze its goodwill for impairments. Certain units were focused in the financial services sector or are in geographic areas that suffered disproportionately higher revenue and business declines. In addition, key co-founders of certain of its acquired business units left to pursue other interests. There were bankruptcies and related customer losses at the impaired units.

Based upon the impairment tests that were conducted, the Company recorded a goodwill impairment charge of $37.3 million in 2001, consisting of impairments on the Company’s wholly-owned subsidiaries Chen & McGinley (“CMI”) of $22.3 million, Direct Resources Ltd. (“Direct Resources”) of $4.6 million, and Symphoni of $10.4 million. In December 2001, CMI ceased its operations.

For reporting purposes, CMI and Direct Resources were included as part of iGate Professional Services segment, and Symphoni was included as part of iGate Global Solutions segment.

The following table presents the impact of SFAS 142 on net loss and net loss per share had the standard been in effect for the year ended December 31, 2001:

Year Ended December 31, 2001
Net loss before cumulative effect—as reported	$(55,487)
Adjustments:
Amortization of goodwill, net of tax	7,929

Net loss before cumulative effect—adjusted	(47,558)

Cumulative effect of change in accounting principle, net of tax of $592	887

Net loss—adjusted	$(46,671)

Basic and Dilutive Net Loss Per Share before cumulative effect—adjusted	$(0.93)

Basic and Dilutive Per Share cumulative effect of change in accounting principle	0.02

Basic and Dilutive Net Loss per Share—adjusted	$(0.91)

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2003 AND 2002

The following tables present the reconciliation of changes in carrying value of intangible assets for the year ended December 31, 2003 (in thousands):

	Year Ended December 31, 2003
	iGate Professional Services	iGate Solutions	iGate Corporate	Consolidated
Goodwill, December 31, 2002	$3,799	$216	$—	$4,015
Acquisitions	—	6,719	551	7,270
Contingent consideration(1)	—	1,026	—	1,026
Goodwill impairment	(3,933)	—	—	(3,933)
Foreign currency translation effect	2,034	112	—	2,146

Goodwill, December 31, 2003	1,900	8,073	551	10,524

Identifiable intangibles December 31, 2002	—	—	—	—
Intellectual property	—	300	270	570
Customer relationships	—	6,102	540	6,642
Employment contracts	—	1,650	70	1,720
Other costs	—	314	—	314
Amortization(2)	—	(928)	(56)	(984)

Identifiable intangibles, December 31, 2003	—	7,438	824	8,262

Total intangible assets, December 31, 2003	$1,900	$15,511	$1,375	$18,786

(1)	Contingent consideration was paid in August 2003 and relates to a prior acquisition.
(2)	Amortization expense was equal to accumulated amortization for the year ended December 31, 2003.

For the year ended December 31, 2002 the Company had identifiable intangibles of $0.4 million which were fully amortized during the year. There were no identifiable intangibles in 2001.

5.    Income Taxes

Loss before income taxes, as shown in the accompanying Consolidated Statement of Operations, consisted of the following for the years ended December 31, 2003, 2002 and 2001:

	December 31,
	2003	2002	2001
	(Dollars in thousands)
Domestic	$(10,984)	$(35,871)	$(68,733)
Foreign	4,508	8,254	8,304

Loss before income taxes and cumulative effect	$(6,476)	$(27,617)	$(60,429)

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2003 AND 2002

Taxes on income, as shown on the accompanying Consolidated Financial Statements, consisted of the following for the years ended December 31, 2003, 2002 and 2001:

	December 31,
	2003	2002	2001
	(Dollars in thousands)
Current provision (benefit):
Federal	$357	$1,550	$(5,018)
State	426	1,073	582
Foreign	1,224	62	288

Total current provision (benefit)	2,007	2,685	(4,148)

Deferred provision (benefit):
Federal	1,724	(5,391)	(3,536)
State	246	(837)	(623)
Foreign	(590)	436	(1,092)
Valuation allowance	(843)	2,981	5,344

Total deferred provision (benefit)	537	(2,811)	93

Total provision (benefit) for income taxes before cumulative effect	2,544	(126)	(4,055)
Deferred income tax benefit allocated to cumulative effect	—	—	(592)

Total provision (benefit) for income taxes	$2,544	$(126)	$(4,647)

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes for the years ended December 31, 2003, 2002 and 2001 were as follows:

	December 31, 2003		December 31, 2002		December 31, 2001
Income taxes computed at the federal statutory rate	$(2,267)	(35.0)%	$(9,666)	(35.0)%	$(21,150)	(35.0)%
State income taxes, net of federal tax benefit	1,116	17.2	609	2.2	(321)	(0.5)
Foreign taxes at other than U.S. statutory rate	(710)	(11.0)	(2,391)	(8.7)	(3,011)	(5.0)
Nondeductible goodwill	1,721	26.6	7,267	26.3	14,558	24.1
Dividends from controlled foreign corporation	2,166	33.4	249	0.9	328	0.5
Other, net	1,361	21.0	825	3.0	197	0.3
Valuation allowance	(843)	(13.0)	2,981	10.8	5,344	8.8

	$2,544	39.3%	$(126)	(0.5)%	$(4,055)	(6.7)%

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2003 AND 2002

Under the Indian Income Tax Act, 1961, the Company’s Indian Subsidiary is eligible to claim a tax holiday for 10 consecutive assessment years on profits derived from the export of software services from divisions registered under the Software Technology Parks at Bangalore, Chennai, and Pune. For the years ended December 31, 2003, 2002 and 2001 the tax holiday resulted in benefits of $1.3 million, $2.6 million and $3.7 million, respectively, when calculated at the statutory U.S. rate. The benefits of the holiday will expire for certain of the units beginning 2004.

The components of the deferred tax assets and liabilities were as follows:

	December 31,
	2003	2002
	(Dollars in thousands)
Deferred tax assets:
Allowance for doubtful accounts and employee advances	$278	$471
Accrued health benefits	—	517
Accrued vacation and bonuses	1,605	1,645
Depreciation	1,420	802
Reserve for Canadian employment taxes	432	304
Foreign currency translation adjustments	1,399	1,406
Capital losses in investments	7,482	8,239
Unrecognized loss on investments	—	86
Foreign and other tax credits	714	714
Accrued restructuring charges	633	1,098
Deferred compensation	621	—
Other	(477)	345
Valuation allowance	(8,196)	(9,039)

Total deferred tax assets	5,911	6,588

Deferred tax liabilities:
Unrecognized gain on iGate Global Solutions IPO	10,741	10,741
Unrecognized gain on investments	92	—
Other adjustments	—	62

Total deferred tax liabilities	10,833	10,803

Net deferred tax liability	$4,922	$4,215

Net deferred tax liability	$4,922	$4,215
Plus: net current deferred tax asset	4,545	4,624

Net long-term deferred tax liability	$9,467	$8,839

During 2003 and 2002, the Company reduced certain deferred tax assets generated from capital loss transactions through valuation allowances. The Company believes that sufficient future capital gains will not be generated so as to permit the reversal of the deductible temporary differences.

As of December 31, 2003 and 2002, the Company had available foreign and other tax credits of approximately $0.7 million that expire in the year 2004. The Company provided for a 100% valuation allowance against the tax credits due to the expectation that these credits will expire prior to utilization.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2003 AND 2002

6.    Credit Facilities

On September 16, 2003, the Company entered into a new secured credit facility (“New Facility”) with PNC Bank N.A. (“PNC”) to replace its previous $50.0 million credit facility with PNC. The New Facility provides a maximum loan amount of $25.0 million and is secured entirely by the Company’s cash. The provisions of the New Facility requires the Company to maintain unrestricted cash and cash equivalents of at least $30.0 million and maintain tangible net worth of at least $95.0 million. The Company had no outstanding borrowings on the New Facility as of December 31, 2003 and 2002, respectively.

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

7.    Commitments

The Company rents certain office facilities and equipment under noncancelable operating leases, which provide for the following future minimum rental payments as of December 31, 2003:

Amount
(dollars in thousands)
Period ending December 31,
2004	$6,374
2005	4,573
2006	2,800
2007	2,000
2008	1,989
Thereafter	2,145

Rental expense was approximately $4.8 million, $5.2 million and $7.6 million for the years ended December 31, 2003, 2002 and 2001, respectively.

As discussed in Note 4, the Company has also negotiated a bonus for a key executive. At December 31, 2001, the Company recorded a liability in the amount of $2.8 million, which was the present value of the future obligation under the agreement. The interest rate used to discount the liability was 5.75%. The Company paid the executive $0.4 million and $0.3 million, in 2003 and 2002, respectively, as part of the agreement. The Company will ultimately pay the executive $4.0 million through the expiration of the agreement on October 1, 2004.

In October 2003, the Company paid its entire $9.3 million obligation under a put option related to the December 2001 eJiva merger. The payments were made to the three existing co-founders of IRG, which had previously been acquired by eJiva.

On July 22, 1999, the Company completed a private placement of a $30.0 million Convertible Promissory Note (as amended, the “Note”) with GE Capital Equity Investments, Inc. (“GE Capital”). The Note was convertible by the holder at any time from July 22, 2002 through its maturity date of July 22, 2004, into shares of

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2003 AND 2002

the Company’s Common Stock at a conversion price of $14.42 per share. The Company paid $10.0 million on the Note in both 2001 and 2000. As of December 31, 2001, the outstanding balance of $10.0 million on the Promissory Note could have been converted into approximately 0.7 million common shares. On September 23, 2002, the Company paid the remaining outstanding principal balance plus accrued interest to GE Capital.

Interest expense on the Note was approximately $0.4 million and $1.1 million for the years ended December 31, 2002 and 2001, respectively.

8.    Contingencies

The Company is a party to a lawsuit brought by Convergys Information Management Group, Inc. (“Convergys”) and Chubb Custom Insurance Group for alleged negligence by a former employee of the Company. Although Convergys’ Complaint does not specify the amount of damages being sought, Convergys has a settlement demand of approximately $3.3 million. The Company has denied liability and plans to vigorously defend its position. Discovery is underway in this matter and a trial date is scheduled for some time in April 2004. The Company believes that coverage of Convergys’ claims is provided under certain of its insurance policies.

The terms of certain of the Company’s acquisition agreements provide for additional consideration to be paid if the acquired entity’s results of operations exceed certain benchmark levels. Such additional consideration is to be paid in cash, and will be recorded as additional goodwill. The Company paid $1.0 million in contingent consideration of a potential $1.7 million, related to the 2000 IRG acquisition. There are no further contingent consideration amounts under the terms of the Acquisition Agreement.

The terms of certain acquisitions entered into in 2003 may require the Company to make contingent consideration payments in 2004 to shareholders and/or co-founders in the amount of $0.1 million if certain financial targets are met.

As part of the Company’s acquisition of DiagnoSearch, the Company may be required to fund their existing operations for an amount up to $3.0 million, based upon mutually agreed upon operating needs. In 2003, the Company funded $0.3 million of the requirement, and may be required to fund DiagnoSearch operations in 2004 and in subsequent years.

9.    Employee Benefit Plan

The Company has an Employee Retirement Savings Plan (the “Retirement Plan”) under Section 401(k) of the Internal Revenue Code that covers substantially all U.S. based salaried employees. Eligible employees may contribute up to 15% of eligible compensation, subject to limits in the Internal Revenue Code.

Effective January 1, 2002, the Retirement Plan was amended to eliminate the 4% matching contribution. The Company’s matching contribution was $2.9 million for the year ended December 31, 2001.

10.    Stock Based Compensation

Deferred compensation in the amount of $10.5 million was recorded in conjunction with the acquisition of Quintant, which is more fully described in Note 12. The deferred compensation included 2.1 million shares of

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2003 AND 2002

iGate restricted stock, 0.6 million iGate options granted at a $0.00 exercise price, 0.1 million iGate options granted at a $3.78 exercise price, and 0.8 million of IGS options granted at a discount from market value to continuing Quintant employees.

The iGate restricted stock, which was granted to key employees of Quintant, was valued based upon the closing price of the Company’s stock at August 20, 2003, which was $4.89 per share. Deferred compensation is being recognized over a weighted average vest period of four years. Deferred compensation recognized for the year ended December 31, 2003 was approximately $0.9 million for the restricted stock.

All options issued at $0.00 exercise price and $3.78 exercise price were valued based upon the closing price of the Company stock at the date of grant. Deferred compensation is being recognized ratably over a four year vesting period. Deferred compensation recognized for the year ended December 31, 2003 was approximately $0.4 million for these options.

On August 20, 2003, 0.3 million IGS options were issued at a $2.18 exercise price with a market value of $5.11 per share on the same date. On August 22, 2003, 0.5 million IGS options were issued at $2.53 exercise price with a market value of $5.39 on the same date. Deferred compensation is being recognized ratably over a four year vesting period. Deferred compensation recognized for the year ended December 31, 2003 was approximately $0.2 million for these options.

During 2000, the Company adopted the Second Amended and Restated Stock Incentive Plan (the “Plan”). The Plan provides that up to 10 million shares of the Company’s Common Stock, plus an automatic annual increase each year from 2001 through 2006 of the lesser of (i) 2 million shares; (ii) 3% of the outstanding shares on the last day of the preceding year; or (iii) a lesser number of shares as determined by the Company’s Board of Directors, shall be available for issuance to directors, executive management and key personnel. At December 31, 2003, there were 10.0 million shares of Common Stock available for issuance under the Plan. In addition, the following subsidiaries of the Company also maintain their own stock option plans: IGS and Symphoni Interactive, LLC. The subsidiaries’ stock option plans were approved by their respective Boards of Directors in 2000. The Company accounts for the Plan and its subsidiaries’ stock option plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

On April 1, 2001, Michael J. Zugay, Senior Vice President and Chief Financial Officer, was awarded 0.15 million shares of restricted iGate Common Stock as part of his employment agreement. These shares vest ratably over a three year period with a compensation charge equal to the fair value of the shares awarded at date of grant. Had compensation costs for these shares been determined consistent with SFAS 123, net loss and diluted loss per share for the year ended December 31, 2001 would have increased by approximately $0.2 million or less than $0.01 per share. Deferred compensation recognized for these shares for the years ended December 31, 2003 and 2002 were $0.1 million and $0.1 million, respectively.

During 2003, 2002 and 2001, options covering a total of 949,792 shares, 39,500 shares and 1,291,000 shares respectively, of Common Stock were granted under the Plan. Options generally expire ten years from the date of

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2003 AND 2002

grant or earlier if an option holder ceases to be employed or associated by the Company for any reason. A summary of stock options is presented below:

	Options	Weighted Average Exercise Price
Options outstanding at December 31, 2000	4,148,173	$13.42
Granted	1,291,000	2.15
Exercised	—	—
Lapsed and forfeited	1,280,610	14.06

Options outstanding at December 31, 2001	4,158,563	9.73
Granted	39,500	4.04
Exercised.	161,457	3.36
Lapsed and forfeited	1,228,631	12.04

Options outstanding at December 31, 2002	2,807,975	9.00
Granted	949,792	4.00
Exercised.	273,422	2.30
Lapsed and forfeited	627,130	8.81

Options outstanding at December 31, 2003	2,857,215	$8.02

Options exercisable at December 31, 2003	1,730,226	$11.10

Available for future grant	9,964,692

Stock Options Outstanding at December 31, 2003:

Options Outstanding				Options Exercisable
Range of Exercise Price	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
$0.000–$ 0.000	103,222	9.64	$ 0.000	0	$ 0.000
1.875– 1.930	623,518	7.75	1.930	178,455	1.929
2.010– 3.700	381,150	8.91	3.423	175,712	3.504
3.780– 4.000	184,345	7.91	3.906	108,722	3.961
4.032– 5.580	299,500	9.55	5.504	21,780	4.827
5.813– 7.500	287,721	2.99	7.485	287,252	7.488
8.060– 12.625	319,080	4.84	10.459	315,517	10.473
13.000– 17.250	286,864	5.04	14.880	280,443	14.872
17.500– 24.750	286,792	4.74	20.824	286,792	20.824
25.188– 33.125	85,023	5.20	27.198	75,553	27.397

$0.000–$33.125	2,857,215	6.72	$ 8.022	1,730,226	$11.104

iGate options outstanding and exercisable at December 31, 2002 were 2,807,975 and 1,789,189, respectively, at prices ranging from $1.875 to $33.125 per share. iGate options outstanding and exercisable at December 31, 2001 were 4,158,563 and 2,143,327, respectively, ranging from $1.875 to $33.125 per share.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2003 AND 2002

11.    Earnings per Share

The reconciliation between basic and diluted earnings per common share is as follows:

	Year Ended December 31,
	2003	2002	2001
	(in thousands, except per share data)
Basic loss per share:
Net loss	$(9,020)	$(27,491)	$(55,487)

Divided by:
Weighted average common shares	51,697	51,304	51,241

Basic loss per share	$(0.17)	$(0.54)	$(1.08)

Diluted loss per share:
Net loss	$(9,020)	$(27,491)	$(55,487)

Divided by:
Weighted average common shares	51,697	51,304	51,241

Diluted loss per share	$(0.17)	$(0.54)	$(1.08)

The number of outstanding options to purchase common shares for which the option exercise prices exceeded the average market price of the common shares aggregated 1.5 million, 2.0 million and 3.6 million shares for the years ended December 31, 2003, 2001 and 2000, respectively. These options were excluded from the computation of diluted earnings per share under the treasury stock method.

In addition, the calculation of diluted earnings per share for 2003, 2002 and 2001, respectively, would have included 0.4 million, 0.3 million and 0.1 million shares for assumed exercise of options under the Company’s share incentive plans, and 0.5 million and 1.1 million shares during 2002 and 2001 for the vested portion of the G.E. Note, except that the Company was in a net loss position and no anti-dilution is permitted under SFAS No. 128.

12.    Acquisitions

The following paragraphs describe each of the acquisitions made by the Company during 2003. Descriptions regarding each acquisition will vary dependent upon the complexity of the transaction and materiality and are presented in chronological order.

The Company has calculated each purchase price allocation in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. All purchase price allocations have been finalized at December 31, 2003. All amortizable intangible assets acquired consist of intellectual property, beneficial employment contracts and customer relationships.

On October 20, 2003, IGS acquired the assets of IdeaSpace Solutions Ltd. (“IdeaSpace”) through its wholly-owned subsidiary IT&T Technologies Services, Ltd. for approximately $1.5 million. IdeaSpace specializes in bank technology and operations. The purchase price allocation resulted in non-deductable goodwill of $0.3 million which was assigned to the iGate Solutions segment and $1.1 million of intangible assets with a weighted average useful life of 2.4 years. The acquisition was effective December 10, 2003.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2003 AND 2002

In September 2003, iGate acquired DiagnoSearch for $1.5 million. DiagnoSearch is an Indian based clinical research company. The purchase price allocation resulted in non-deductable goodwill of $0.5 million which was assigned to the iGate Corporate segment and $0.9 million of intangible assets with a weighted average useful life of 1.2 years.

On August 21, 2003, the Company acquired Quintant, Inc. (“Quintant”), a BPO company located in India, in exchange for iGate restricted stock and cash. In addition, options in IGS were granted to Quintant employees on August 21, 2003 (See Note 10). The following table summarizes the purchase price (in thousands):

Cash	$20,544
Restricted shares of iGate common stock (2.1 million shares to be issued; 1.1 million shares allocated to purchase price consideration, 1.0 million shares allocated to deferred compensation, see Note 10)	15,569
Legal and accounting fees incurred related to purchase	254

Total purchase price	$36,367

The allocation of the purchase price resulted in non-deductable goodwill of $6.0 million which was assigned to the iGate Solutions reportable segment. In addition, $4.9 million of intangible assets were acquired, which are subject to amortization, and have a weighted average useful life of five years. The fair value of assets acquired including goodwill and intangible assets, liabilities and deferred compensation (See Note 10) was $25.5 million, $0.8 million and $10.3 million respectively.

Due to certain provisions within the acquisition agreement, the Company accounted for the acquisition as a majority-owned subsidiary and have recognized approximately 94% of Quintant’s losses from August 21, 2003.

On May 20, 2003, IGS acquired the contact center and facility management businesses of IT&T Technology Services Ltd. (“ITT”). ITT’s businesses are headquartered in Noida, India. The purchase price for these businesses totaled $4.5 million in cash and included employees, customer contracts, working capital and fixed assets. The allocation of the purchase price resulted in non-deductable goodwill of $0.2 million and intangible assets of $2.3 million with a weighted average life of 1.7 years.

On April 1, 2003, IGS acquired the stock of Aqua Regia, Ltd. for $0.5 million in cash. Aqua Regia is headquartered in Hyderabad, India and provides IT consulting services. The allocation of the purchase price resulted in non-deductable goodwill of $0.2 million.

On February 26, 2003, the Company, through a newly formed subsidiary of iGate Clinical Research International, formerly known as iGate Clinical Management, Inc. (“ICRI”), purchased the assets of Pittsburgh Clinical Research Network (“PCRN”), for $0.4 million. The Company retained 90% ownership of ICRI, with one shareholder owning a 10% minority interest in the entity. There were no intangibles recorded as a result of the acquisition.

On January 1, 2003, IGS agreed to purchase its sister company, eJiva, for $9.5 million.

Operating results of the business acquired have been included in the Consolidated Statements of Operations from the respective acquisition date forward.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2003 AND 2002

The following table presents unaudited pro forma information as if the 2003 acquisitions referred to above had been completed at the beginning of each respective year (dollars in thousands, except for share amounts):

		Year ended December 31,
		2003	2002
Revenues	As reported	$287,801	$292,648
	Pro forma	292,287	294,881

Net loss	As reported	$(9,020)	$(27,491)
	Pro forma	(15,702)	(29,800)

Net loss per share, basic and diluted	As reported	$(0.17)	$(0.54)
	Pro forma	(0.30)	(0.58)

The year ended December 31, 2003 reported results above include net revenue from acquisitions of approximately $3.6 million. The combined net loss for these entities was approximately $6.3 million. Therefore, the results of these entities increased basic and diluted loss per share by $0.12 for the year ended December 31, 2003.

13.    Segment Reporting

In accordance with Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, management has reevaluated the way the Company is to being managed and monitored, beginning in the first quarter of 2003. As a result, the existing operating units of the Company were recast into three reportable operating segments, which have been defined by management, based primarily on the Company’s strategy and business focus for the future. Accordingly, the segment information for the years ended December 31, 2002 and 2001 have been restated for comparative purposes.

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

iGate Solutions has ODCs located in Bangalore, Hydrabad, Chennai, Delhi, and Pune, India and Wuxi, China. IGS has global development centers (“GDCs”) located in Canada and the U.S. The centers can deliver both near shore and offshore services, dependent upon customer location and expectations. iGate Solutions operates in India, Canada, the U.S., Europe, Singapore, Malaysia, Japan, China and Australia.

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

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2003 AND 2002

iGate Corporate

In 2003, iGate Corporate includes the operations of jobcurry Systems Private Ltd., ICRI acquired on February 26, 2003 and DiagnoSearch acquired October 28, 2003 and corporate and other unallocated costs. In 2002, iGate Corporate included itiliti, which was deconsolidated in March 2002, and MobileHelix, which ceased operations in February 2002.

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

The following tables present selected financial information for the Company’s reporting segments for the years ended December 31, 2003, 2002 and 2001:

	Year Ended December 31, 2003
	iGate Solutions	iGate Professional Services	iGate Corporate(1)	Total
	(Dollars in thousands)
External revenues	$151,060	$135,085	$1,656	$287,801
Cost of revenues	104,945	107,084	956	212,985

Gross margin	46,115	28,001	700	74,816
Selling, general and administrative	48,291	19,009	11,368	78,668
Restructuring charges	524	—	80	604
Goodwill impairment	—	3,933	—	3,933

(Loss) income from operations	$(2,700)	$5,059	(10,748)	(8,389)

Other income, net			2,352	2,352
Minority interest			(312)	(312)
Equity in losses of affiliated companies			(99)	(99)
Loss on venture investments and affiliated companies			(28)	(28)

Loss before income taxes			$(8,835)	$(6,476)

	Year Ended December 31, 2002
	iGate Solutions	iGate Professional Services	iGate Corporate(1)	Total
	(Dollars in thousands)
External revenues	$149,119	$142,942	$587	$292,648
Cost of revenues	99,956	108,933	556	209,445

Gross margin	49,163	34,009	31	83,203
Selling, general and administrative	44,195	22,606	10,664	77,465
Restructuring charges	3,405	22	805	4,232
Goodwill impairment	25,964	3,724	—	29,688

(Loss) income from operations	$(24,401)	$7,657	(11,438)	(28,182)

Other income, net			1,530	1,530
Minority interest			(441)	(441)
Gain on deconsolidation of subsidiary			7,086	7,086
Loss on venture investments and affiliated companies			(7,610)	(7,610)

Loss before income taxes			$(10,873)	$(27,617)

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2003 AND 2002

	Year Ended December 31, 2001
	iGate Global Solutions	iGate Professional Services	iGate Corporate(1)	Total
	(Dollars in thousands)
External revenues	$188,596	$231,219	$1,604	$421,419
Cost of revenues	124,880	167,040	2,173	294,093

Gross margin	63,716	64,179	(569)	127,326
Selling, general and administrative	57,257	42,784	29,489	129,530
Restructuring charges	3,595	6,250	(44)	9,801
Goodwill impairment	10,443	26,901	—	37,344

Loss from operations	$(7,579)	$(11,756)	(30,014)	(49,349)

Other expenses, net			(3,638)	(3,638)
Equity in losses of affiliated companies			(7,977)	(7,977)
Minority interest			(1,337)	(1,337)
Gain on sale of stock of subsidiary.			10,901	10,901
Loss on venture investments and affiliated companies			(9,029)	(9,029)

Loss before income taxes			$(41,094)	$(60,429)

(1)	Corporate activities include general corporate expenses, interest income and expense, equity in losses of unconsolidated affiliates, minority interest, loss from joint ventures, restructuring charges and merger related expenses not identified to a specific segment, and other unallocated charges. The Company evaluates segments based on income (loss) from operations. Since certain administrative and other operating expenses or income sources have not been allocated to the operating business segments, this basis is not necessarily a measure computed in accordance with generally accepted accounting principles and it may not be comparable to other companies.

Assets by segment were as follows:

	Year Ended December 31,
	2003	2002
	(Dollars in thousands)
iGate Solutions	$94,943	$86,604
iGate Professional Services	30,323	26,821
iGate Corporate	55,674	75,515

Total assets	$180,940	$188,940

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2003 AND 2002

Revenue and assets by geographic area consisted of the following:

	Year Ended December 31.
	2003	2002	2001
	(Dollars in thousands)
Revenues:
United States	$149,820	$171,054	$290,916
Canada	29,005	21,112	22,700
Europe and Africa	27,379	25,517	32,995
Pacific Rim	81,597	74,965	74,808

Total revenues	$287,801	$292,648	$421,419

	Year Ended December 31,
	2003	2002
	(Dollars in thousands)
Assets:
United States	$93,200	$110,157
Canada	7,449	4,911
Europe and Africa	9,462	6,306
Pacific Rim	70,829	67,566

Total assets	$180,940	$188,940

The following is a concentration of revenues greater than 10% for the periods shown:

	General Electric Company			International Business Machines Corp.
	2003	2002	2001	2003	2002	2001
iGate Solutions	34%	32%	31%	—	—	—
iGate Professional Services	—	—	—	13%	—	—
iGate Consolidated	18%	16%	14%	—	—	—

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2003 AND 2002

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

	Three Months Ended
	March 31	June 30	Sept. 30	Dec. 31
	(Dollars in thousands, except per share data)
2003:
Revenues	$68,611	$72,739	$72,535	$73,916
Gross margin	18,092	19,714	18,719	18,291
Income (loss) from operations	1,482	1,464	(2,043)	(9,292)
Income (loss) before income taxes	2,204	1,818	(1,832)	(8,666)

Net (loss) income	$(464)	$1,409	$(1,428)	$(8,537)

Net (loss) income per common share, basic	$(0.01)	$0.03	$(0.03)	$(0.16)

Net (loss) income per common share, diluted	$(0.01)	$0.03	$(0.03)	$(0.16)

2002:
Revenues	$74,997	$75,961	$72,122	$69,568
Gross margin	22,038	22,343	20,317	18,505
Income (loss) from operations	1,256	2,556	2,270	(34,264)
Income (loss) before income taxes	7,600	3,740	2,235	(41,192)

Net income (loss)	$4,560	$2,244	$1,341	$(35,636)

Net income (loss) per common share, basic	$0.09	$0.04	$0.03	$(0.69)

Net income (loss) per common share, diluted	$0.09	$0.04	$0.03	$(0.69)

15.    Related Party Transactions

The Company entered into a consulting arrangement with Primentor Consulting to provide human resource consulting services. Primentor Consulting was founded by Phaneesh Murthy, CEO of IGS. The Company paid $0.4 million for these services during 2003.

The Company has advanced employees $2.0 million and $1.3 million at December 31, 2003 and 2002, respectively. These advances do not exceed $2,500 per employee and are typically deducted from the employee’s salary over a six-month period or until paid in full.

At December 31, 2003, Sunil Wadhwani, CEO and Co-Founder of iGate Corporation, directly owned 12,551,774 common shares of the Company and indirectly owned 2,749,279 common shares of the Company through various family trusts.

At December 31, 2003, Ashok Trivedi, President and Co-Founder of iGate Corporation, directly owned 12,783,438 common shares of the Company and indirectly owned 2,517,615 common shares of the Company through various family trusts.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2003 AND 2002

The Company leases office space in the Indian cities of Bangalore, Chennai and Pune from Sunil Wadhwani, the Company’s Co-Chairman and Chief Executive Officer, and Ashok Trivedi, the Company’s Co-Chairman and President. Messrs. Wadhwani and Trivedi own various properties jointly and individually. The acquisitions of the real estate and the construction of the office buildings, excluding build-outs of the office space, were financed entirely by Messrs. Wadhwani and Trivedi from personal funds. The leases cover approximately 145,000 square feet, and expire at various times from 2004 through 2008. The total annual rental is approximately $0.5 million. The lease agreements are subject to annual rent escalation.

Pursuant to a Promissory Note and in accordance with the terms of his employment agreement, Michael J. Zugay, Chief Financial Officer of iGate, received a loan in the amount of $0.1 million from iGate on December 31, 2001 to satisfy the minimum required tax withholding obligations arising from his receipt of 0.15 million shares of restricted stock. Payments of interest, which accrued at 4.75% per annum on the unpaid principal, was due quarterly beginning on March 31, 2002 and the principal was due by December 31, 2003. The note has been paid in full in 2003.

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

The Company owns approximately 5% of the Common Stock of Brainbench, a privately held company that provides web-based professional certification services. On March 10, 2000, the Company entered into an agreement (the “Agreement”) with Brainbench to purchase web-based skills testing services through a customized online virtual testing center. Expenses related to the Agreement were approximately $0.0 million, $0.1 million and $0.3 million for the years ended December 31, 2003, 2002 and 2001, respectively.

On December 12, 2001, in a transaction unanimously approved by the disinterested directors of the Company, the Company sold its entire interest in VCampus, to Sunil Wadhwani, Co-Founder and CEO and Ashok Trivedi, Co-Founder and President for cash. The Company owned 1,136,253 shares of common stock of VCampus for a total purchase price of $4.1 million and sold 568,127 shares to Ashok Trivedi and 568,126 shares to Sunil Wadhwani. Total proceeds received by the Company amounted to $0.2 million and was divided equally by each of the Co-Founders. The purchase price was determined by applying an approximate 52% discount to the closing price of VCampus common stock on December 11, 2001 to reflect the lack of liquidity and marketability of the shares sold. Until the Company sold its interest in VCampus, the Company recognized its proportionate share of loss in its investment in VCampus under the equity method of accounting. Refer to Note 3, for further discussions.

16.    Subsequent Events

The items discussed below were included as subsequent events in the Company’s 2001 Annual Report on Form 10-K.

On March 15, 2002, through the sale of new shares by itiliti to strategic investors, our ownership interest in itiliti was reduced to 90% to 49%. Beginning in April 2002, we will now account for our interest in itiliti under

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2003 AND 2002

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

ITEM 9.    CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

As previously disclosed, on June 14, 2002, we dismissed Arthur Andersen LLP as our independent public accountants and appointed PricewaterhouseCoopers LLP as our new independent accountants. The decision to dismiss Arthur Andersen and to retain PricewaterhouseCoopers was recommended by our Audit Committee and approved by our Board of Directors.

Arthur Andersen’s reports on our consolidated financial statements for the year ended December 31, 2001 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

During the year ended December 31, 2001, and the subsequent interim period through June 14, 2002, there were no disagreements between us and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Arthur Andersen’s satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their report.

None of the reportable events described in Item 304(a)(1)(v) of Regulations S-K occurred during the year ended December 31, 2001 or during the subsequent interim period through June 14, 2002.

We provided Arthur Andersen with a copy of the foregoing disclosures. A copy of Arthur Andersen’s letter dated June 13, 2002, stating their agreement with such statement is attached as Exhibit 16.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2002.

During the year ended December 31, 2001, and the subsequent interim period through June 14, 2002, we did not consult with PricewaterhouseCoopers regarding any of these matters or events set forth in Item 301(a)(2)(i) and (ii) of Regulations S-K.

ITEMS 9A.    CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. There were no significant changes in internal control over financial reporting (as defined in Rule 13a-15f under the Exchange Act) that occurred during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Information required by Item 10 is incorporated herein by reference from the section captioned “Business Experience of Directors,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement relating to the Annual Meeting of Shareholders scheduled for May 27, 2004, which will be filed with the Commission within 120 days after the close of the Company’s fiscal year ended December 31, 2003 (the “Proxy Statement”).

The information required by Item 405 of Regulation S-K with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference from the section captioned “Compliance with Section 16(a) Reporting” in the Proxy Statement.

The information required by Section 401 of Regulation S-K with respect to disclosure of audit committee financial experts is incorporated herein by reference from the section captioned “Audit Committee Report” in the Proxy Statement.

We have adopted a code of ethics applicable to all of our employees, including our principal executive officer, principal financial officer and principal accounting officer titled Code of Conduct Policy. The Code of Conduct Policy is posted on the Company’s website, www.igatecorp.com (under the “Corporate Governance” caption of the Investor Relations page). The Company intends to satisfy the disclosure requirement regarding certain amendments to, or waivers from, provisions of its code of ethics by posting such information on the Company’s website.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information under the captions “Director Compensation,” “Executive Compensation,” and “Stock Performance Chart” in the Company’s Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides information as of December 31, 2003 regarding compensation plans and arrangements under which equity securities of iGate are authorized for issuance.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
	(in thousands except for price)
Equity compensation plans approved by security holders	2,857	$8.02	9,965
Equity compensation plans not approved by security holders	—	—	—

Total	2,857	$8.02	9,965

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 14 is incorporated herein by reference to the section describing “Ratification of Appointment of Auditors” in the Company’s definitive proxy statement relating to the annual meeting of stockholders to be held on May 27, 2004, which will be filed with the Commission within 120 days after the close of the Company’s fiscal year ended December 31, 2003.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.    Financial Statements

The following consolidated financial statements of the registrant and its subsidiaries are included on pages 40 to 43 and the report of independent auditors is included on page 38 in this Form 10-K.

Report of Independent Auditors.

Report of Previous Independent Accountants.

Consolidated Balance Sheets—December 31, 2003 and 2002.

Consolidated Statements of Operations—Years ended December 31, 2003, 2002 and 2001.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)—Years ended December 31, 2003, 2002 and 2001.

Consolidated Statements of Cash Flows—Years ended December 31, 2003, 2002 and 2001.

Notes to Consolidated Financial Statements

2.    Consolidated Financial Statement Schedules

The following consolidated financial statement schedules shown below should be read in conjunction with the consolidated financial statements on pages 40 to 43 in this Form 10-K. All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

The following items appear immediately following the signature pages:

Report of Independent Public Auditors on Consolidated Financial Statement Schedules.

Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts for the three years ended December 31, 2003, 2002 and 2001, respectively.

3.    Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index, which is incorporated herein by reference.

(b)    Reports on Form 8-K:

The Company filed a Form 8-K dated December 18, 2003 disclosing a news article about iGate Global Solutions, Ltd. published by Bloomberg L.P., dated December 17, 2003.

iGATE CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	Balance at beginning of period	Charged to expense	Deductions(1)	Balance at end of period
	(in thousands)
Allowance for Doubtful Accounts:
Year ended December 31, 2003	$2,585	$296	$(514)	$2,367
Year ended December 31, 2002	2,548	1,373	(1,336)	2,585
Year ended December 31, 2001	1,793	3,894	(3,139)	2,548
Restructuring Reserve:
Year ended December 31, 2003	$6,443	$604	$(2,389)	$4,658
Year ended December 31, 2002	6,413	4,232	(4,202)	6,443
Year ended December 31, 2001	5,052	9,801	(8,440)	6,413
Valuation Allowance:
Year ended December 31, 2003	$9,039	$—	$(843)	$8,196
Year ended December 31, 2002	6,058	2,981	—	9,039
Year ended December 31, 2001	714	5,344	—	6,058

(1)	Writeoffs, net of recoveries, cash payments related to restructurings and the use of capital loss carryforwards and foreign tax credits.

Exhibit		Index Description of Exhibit

3.1		Second Amended and Restated Articles of Incorporation of the Company are incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q, File No. 000-21755, filed on August 14, 2000.

3.2		Amended and Restated Bylaws of the Company are incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q, File No. 000-21755, filed on August 14, 2000.

4.1		Form of certificate representing the Common Stock of the Company is incorporated by reference from Exhibit 4.1 to iGate Corporation’s Registration Statement on Form S-1, Commission File No. 333-14169, filed on November 19, 1996.

10.1		Form of Employment Agreement by and between the Company and Sunil Wadhwani and Ashok Trivedi is incorporated by reference from Exhibit 10.1 to iGate Corporation’s Registration Statement on Form S-1, Commission File No. 333-14169, filed on November 19, 1996.*

10.1	(a)	Form of Amendment to Employment Agreement by and between the Company and Sunil Wadhwani and Ashok Trivedi is incorporated by reference from Exhibit 10.1(a) to the Annual Report on 10-K, File No. 000-21755 filed on March 28, 2001.*

10.2		Executive Employment Agreement dated November 22, 2000 between Steven Shangold and Emplifi, Inc. and iGate Corporation is incorporated by reference from Exhibit 10.2 to the Annual Report on Form 10-K, File No. 000-21755 filed on March 28, 2001.*

10.2	(a)	Employment Agreement Amendment dated September 30, 2001, between Steven Shangold, Emplifi, Inc. and iGate Corporation filed on April 1, 2002.*

10.3		Employment Agreement dated April 1, 2001 between iGate Management, Inc., and Michael J. Zugay is incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q, File No 000-21755 filed on August 14, 2001.*

10.4		Second Amended and Restated Stock Incentive Plan is incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, File No. 000-21755, filed on August 14, 2000.*

10.4	(a)	Executive Employment Agreement dated August 21, 2003 between Phaneesh Murthy and iGate Global Solutions, Ltd. filed on November 14, 2003.

10.5		Amended and Restated 1996 Stock Incentive Plan is incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, File No. 000-21755 filed on November 16, 1998.*

10.6		Second Amended and Restated 1996 Stock Incentive Plan is incorporated by reference to Exhibit 99.1 to iGate Corporation’s Definitive Proxy Statement, File No. 000-21755 filed on December 30, 1998.*

10.7		1996 Stock Incentive Plan is incorporated by reference to Exhibit 10.2 to iGate Corporation’s Registration Statement on Form S-1, Commission File No. 333-14169, filed on November 19, 1996.*

10.8		Credit Agreement dated August 1, 2000 by and among iGate Capital Corporation, as borrower, and the financial institutions party thereto, as lenders, and PNC Bank, N.A., as agent and as Swing Loan Lender and Issuing Bank is incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, Commission File No. 000-21755, filed on November 14, 2000.

10.8	(a)	First Amendment to Credit Agreement dated November 28, 2000 by and among iGate Capital Corporation, PNC Bank, N.A. and National City Bank of Pennsylvania is incorporated by reference to Exhibit 10.8(a) to the Annual Report on Form 10-K, File No. 000-21755 filed on March 28, 2001.

10.8	(b)	Second Amendment to Credit Agreement dated September 30, 2001 by and among iGate Corporation, PNC Bank, N.A., National City Bank of Pennsylvania and First National Union Bank filed on April 1, 2002.

Exhibit	Index Description of Exhibit

10.8(c)	Third Amendment to Credit Agreement dated December 30, 2002 by and among iGate Corporation, PNC Bank, N.A., National City Bank of Pennsylvania and First National Union Bank filed on March 31, 2003.

10.8(d)	Loan Agreement by and among iGate Corporation, iGate, Inc. and PNC Bank, N.A. filed on November 14, 2003.

10.9	Lease Agreement dated January 15, 1995 by and between IGS and Messrs. Wadhwani and Trivedi for real estate in Bangalore, India is incorporated by reference to Exhibit 10.10 to iGate Corporation’s Registration Statement on Form S-1, Commission File No. 333-14169, on April 1, 2002.

10.10	Lease Agreement dated November 6, 1996 by and between IGS and Messrs. Wadhwani and Trivedi for real estate in Bangalore, India is incorporated by reference to Exhibit 10.11 to iGate Corporation’s Registration Statement on Form S-1, Commission File No. 333-14169, filed on November 19, 1996.

10.11	Lease Agreement dated January 15, 1998 by and between IGS and Messrs. Wadhwani and Trivedi for real estate in Bangalore, India incorporated by reference to Exhibit 10.12 to Annual Report on Form 10-K for the year ended December 31, 1998.

10.12	Lease Agreement dated March 26, 1997 by and between IGS and Messrs. Wadhwani and Trivedi for real estate in Bangalore, India incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K for the year ended December 31, 1998.

10.13	Lease Agreement dated January 13, 1998 by and between IGS and Messrs. Wadhwani and Trivedi for real estate in Chennai, India incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K for the year ended December 31, 1998.

10.14	Lease Agreement dated April 1, 1996 by and between Scott Systems Private Limited and Messrs. Wadhwani and Trivedi for real estate in Bombay, India is incorporated by reference from Exhibit 10.12 to iGate Corporation’s Registration Statement on Form S-1, Commission File No. 333-4169, filed on November 19, 1996.

10.15	Lease Agreement dated April 1, 1996 by and between Scott Systems Private Limited and Sunil Wadhwani for real estate in Bombay, India is incorporated by reference to Exhibit 10.13 to iGate Corporation’s Registration Statement on Form S-1, Commission File No. 333-14169, filed on November 19, 1996.

10.16	Lease Agreement dated April 1, 1996 by and between Scott Systems Private Limited and Ashok Trivedi for real estate in Bombay, India is incorporated by reference to Exhibit 10.14 to iGate Corporation’s Registration Statement on Form S-1, Commission File No. 333-14169, filed on November 19, 1996.

10.17	Lease Agreement dated April 18, 1998 by and between Scott Systems Private Limited and Messrs. Wadhwani and Trivedi for real estate in Mumbai, India incorporated by reference to Exhibit 10.18 to Annual Report on Form 10-K for the year ended December 31, 1998.

10.18	Lease Agreement dated April 18, 1998 by and between Scott Systems Private Limited and Messrs. Wadhwani and Trivedi for real estate in Mumbai, India incorporated by reference to Exhibit 10.19 to Annual Report on Form 10-K for the year ended December 31, 1998.

10.20	Lease Agreement dated October 14, 1998 by and between Park Ridge One Associates and the Company for office space located in Park Ridge Office Center near Pittsburgh, Pennsylvania incorporated by reference to Exhibit 10.25 to Annual Report on Form 10-K for the year ended December 31, 1998.

Exhibit	Index Description of Exhibit

10.21	Lease Agreement dated June 8, 2000 by and between the Company and Foster Plaza Holding Corporation for office space in Foster Plaza located near Pittsburgh, Pennsylvania is incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K, File No. 000-21755 filed on March 28, 2001.

10.23	Shareholders Agreement by and among the Company, Sunil Wadhwani and Ashok Trivedi and the Joinder Agreement by Grantor Retained Annuity Trusts established by Messrs. Wadhwani and Trivedi are incorporated by reference to Exhibit 10.5 to iGate Capital Corporation’s Registration Statement on Form S-1, Commission File No. 333-14169, filed on December 16, 1996.

10.25	Form of S-corporation Revocation, Tax Allocation and Indemnification Agreement is incorporated by reference to Exhibit 10.17 to iGate Capital Corporation’s Registration Statement on Form S-1, Commission File No. 333-14169, filed on November 19, 1996.

10.26	Stock Purchase Agreement dated December 12, 2001 by and between Highgate Ventures I, L.P. and Ashok Trivedi and Sunil Wadhwani filed April 1, 2002.

10.28	Executive Employment Agreement dated July 1, 2001 between Gerhard Watzinger and iGate Global Solutions and iGate Capital Corporation filed on March 31, 2003.*

10.29	Executive Employment Agreement dated December 31, 2001 between Vivekanand Penninti and iGate Capital Corporation filed on March 31, 2003.*

21.0	Subsidiaries of the Registrant is filed herewith.

23.0	Report of Predecessor Auditor (Arthur Andersen LLP) on Financial Statement Schedule.

23.1	Report of Independent Auditors on Financial Statement Schedule.

23.2	Consent of Independent Accountants.

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32.01	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

32.02	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

99.0	Report of Predecessor Auditor on Quality Control.

*	Management compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of March, 2004.

iGATE CORPORATION

March 15, 2004	/s/ SUNIL WADHWANI
Sunil Wadhwani
Co-Chairman of the Board of Directors, Chief Executive Officer, and Director

POWER OF ATTORNEY AND SIGNATURES

We, the undersigned officers and directors of iGate Corporation, hereby severally constitute and appoint Sunil Wadhwani, Ashok Trivedi and Michael Zugay, and each of them singly, our true and lawful attorneys, with full power to them and each of them singly, to sign for us in our names in the capacities indicated below, amendments to this report, and generally to do all things in our names and on our behalf in such capacities to enable iGate Corporation to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SUNIL WADHWANI Sunil Wadhwani	Co-Chairman of the Board of Directors, Chief Executive Officer, and Director	March 15, 2004

/s/ ASHOK TRIVEDI Ashok Trivedi	Co-Chairman of the Board of Directors, President, and Director	March 15, 2004

/s/ MICHAEL ZUGAY Michael Zugay	Senior Vice President and Chief Financial Officer	March 15, 2004

/s/ MICHEL BERTY Michel Berty	Director	March 15, 2004

/s/ J. GORDON GARRETT J. Gordon Garrett	Director	March 15, 2004

/s/ EDWARD YOURDON Edward Yourdon	Director	March 15, 2004