Form 10-Q
period 2004-03-31
IGATE CORP
filed 2004-05-10
CIK 1024732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

The number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding as May 3, 2004 was 51,936,590.

iGATE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2004

		Page
PART I	FINANCIAL INFORMATION	1

Item 1.	Unaudited Condensed Consolidated Financial Statements

	(a) Unaudited Condensed Consolidated Statements of Operations for the Three Month Periods Ended March 31, 2004 and 2003	1

	(b) Condensed Consolidated Balance Sheets as of March 31, 2004 (Unaudited) and December 31, 2003	2

	(c) Unaudited Consolidated Statement of Shareholders’ Equity and Comprehensive Income (Loss) for the Three Month Periods Ended March 31, 2004 and 2003.	3

	(d) Unaudited Condensed Consolidated Statements of Cash Flows for the Three Month Periods Ended March 31, 2004 and 2003	4

	(e) Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	20

Item 4.	Controls and Procedures	21

PART II	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	21

	SIGNATURES	22

PART I.     FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

( a)

iGATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Revenues	$77,255	$68,611
Cost of revenues	58,621	50,519

Gross margin	18,634	18,092

Selling, general and administrative	20,648	16,610

(Loss) income from operations	(2,014)	1,482

Other income, net	780	1,042
Minority interest	(23)	(320)
Equity in losses of affiliated companies	(100)	—

(Loss) income before income taxes	(1,357)	2,204
Income tax provision	395	2,668

Net loss	$(1,752)	$(464)

Net loss per common share, basic	$(0.03)	$(0.01)

Weighted Average Common Shares, Basic	52,226	51,516

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

( b)

iGATE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share and share data)

	March 31, 2004	December 31, 2003*
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$32,148	$36,133
Short-term investments	32,789	39,582
Accounts receivable, net	67,292	53,838
Prepaid and other current assets	7,043	7,563
Prepaid income taxes	400	792
Deferred income taxes	5,181	4,545

Total current assets	144,853	142,453

Investments in unconsolidated affiliates	2,750	2,931
Land, building, equipment and leasehold improvements, net	22,636	16,770
Goodwill	11,067	10,524
Intangible assets, net	7,691	8,262

Total assets	$188,997	$180,940

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,697	$11,737
Accrued payroll and related costs	20,550	19,149
Accrued income taxes	482	1,102
Other accrued liabilities	10,272	8,178
Deferred revenue	597	994

Total current liabilities	46,598	41,160

Other long-term liabilities	1,004	1,304
Deferred income taxes	10,492	9,467

Total liabilities	58,094	51,931

Minority interest	7,551	6,874

Shareholders’ equity:
Common stock, par value $0.01 per share:
100,000,000 shares authorized, 52,903,242 and 52,788,351 issued shares, respectively	530	529
Additional paid-in capital	160,930	160,336
Accumulated deficit	(20,251)	(18,499)
Deferred compensation	(8,119)	(8,933)
Common stock held in treasury, at cost, 990,102 shares and 964,443, respectively	(14,714)	(14,714)
Accumulated other comprehensive income	4,976	3,416

Total shareholders’ equity	123,352	122,135

Total liabilities and shareholders’ equity	$188,997	$180,940

*Derived	from audited Consolidated Financial Statements.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

(c)

iGATE CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

(Unaudited)

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Accumulated (Deficit)	Deferred Compensation	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Comprehensive (Loss)
Balance, December 31, 2003	51,823,908	$529	$160,336	$(18,499)	$(8,933)	$(14,714)	$3,416	$122,135
Exercise of stock options, includes the effect of tax benefit recognized	114,891	1	594	—	—		—	595
Treasury stock transactions	(25,659)	—	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	814	—	—	814
Comprehensive income:
Unrealized gain on investments, net of tax	—	—	—	—	—	—	(24)	(24)	$(24)
Reclassification adjustment for gains realized in net loss	—	—	—	—	—	—	20	20	20
Currency translation adjustment	—	—	—	—	—	—	1,564	1,564	1,564
Net loss	—	—	—	(1,752)	—	—	—	(1,752)	(1,752)

									$(192)

Balance, March 31, 2004	51,913,140	$530	$160,930	$(20,251)	$(8,119)	$(14,714)	$4,976	$123,352

Balance, December 31, 2002	51,442,450	$525	$143,568	$(9,479)	$(102)	$(14,714)	$(2,649)	$117,149
Exercise of stock options, includes the effect of tax benefit recognized	17,299	—	42	—	—	—	—	42
Shares sold to employees	108,036	1	308	—	—	—	—	309
Amortization of deferred compensation	—	—	—	—	26	—	—	26
Comprehensive income:
Unrealized gain on investments, net of tax of $0.1 million	—	—	—	—	—	—	(131)	(131)	$(131)
Reclassification adjustment for gains realized in net loss	—	—	—	—	—	—	(464)	(464)	(464)
Currency translation adjustment	—	—	—	—	—	—	977	977	977
Net loss	—	—	—	(464)	—	—	—	(464)	(464)

									$(82)

Balance, March 31, 2003	51,567,785	$526	$143,918	$(9,943)	$(76)	$(14,714)	$(2,267)	$117,444

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

( d)

iGATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Cash Flows From Operating Activities:
Net loss	$(1,752)	$(464)
Adjustments to reconcile net loss to net cash used by operations:
Depreciation and amortization	1,919	1,359
Realized gain on investments	(20)	(910)
Allowance for uncollectible accounts	313	153
Deferred income taxes, net	389	71
Equity in losses of affiliated companies	100	—
Minority interest	23	320
Deferred revenue	(397)	(1,549)
Amortization of deferred compensation	814	26
Working capital items:
Accounts receivable and unbilled receivables	(13,767)	(2,938)
Prepaid and other assets	1,152	3,562
Accounts payable	2,960	1,413
Accrued and other current liabilities	2,575	(1,375)

Net cash flows used by operating activities	(5,691)	(332)

Cash Flows From Investing Activities:
Additions to land, building, equipment and leasehold improvements, net	(6,001)	(578)
Sales of investments, net	6,793	1,156
Acquisitions, net of cash acquired	(488)	(424)
Investments in unconsolidated affiliates	(113)	—

Net cash flows (used) provided by investing activities	191	154

Cash Flows From Financing Activities:
Net proceeds from exercise of stock options	355	33

Net cash flows provided by financing activities	355	33

Effect of currency translation	1,160	479

Net change in cash and cash equivalents	(3,985)	334
Cash and cash equivalents, beginning of period	36,133	56,793

Cash and cash equivalents, end of period	$32,148	$57,127

Supplemental Disclosure:
Capital expenditures included in current liabilities	$2,107	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

iGATE CORPORATION

( e)    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

The Unaudited Condensed Consolidated Financial Statements included herein have been prepared by iGate Corporation (the “Company”) in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, the accompanying Unaudited Condensed Consolidated Financial Statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying Unaudited Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2004 and 2003 should be read in conjunction with the Company’s Consolidated Financial Statements (and notes thereto) included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2003. In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation of the accompanying Unaudited Condensed Consolidated Financial Statements have been included, and all adjustments unless otherwise discussed in the Notes to the Unaudited Condensed Consolidated Financial Statements are of a normal and recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

Recently Adopted Accounting Pronouncements

Derivative Instruments

In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends SFAS No. 133 for certain decisions made by the Board as part of the Derivatives Implementation Group (DIG) process and further claries the accounting and reporting standards for derivative instruments including derivatives embedded in other contracts and for hedging activities. The provisions of this statement are to be prospectively applied effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have a material impact on our Consolidated Financial Statements.

Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risk and rewards of ownership among their owners and other parties involved. The provisions of FIN 46 are effective immediately to all variable entities created after January 1, 2003 and variable interest entities in which an enterprise obtains an interest in after that date. For variable interest entities created before this date, the provisions were effective July 31, 2003. On October 8, 2003, the FASB issued FASB Staff Position No. 46, which allows public entities, who meet certain criteria, to defer the effective date for applying the provisions of FIN No. 46 to interests held by the public entity in certain variable interest entities or potential variable interest entities until the end of the first interim or annual period ending after December 15, 2003. On December 24, 2003, the FASB extended the effective date to periods ending after March 15, 2004. The adoption of this standard did not have a material impact on our Consolidated Financial Statements.

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recently Issued Accounting Pronouncements

Financial Instruments

Effective, May 1, 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. On November 7, 2003, the FASB issued FASB Staff Position No 150-3, which allows entities, who meet certain criteria, to defer the effective date to periods beginning after December 15, 2004. We do not expect the adoption of this statement to have a material impact on our Consolidated Financial Statements.

2.    Stock Based Compensation

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

The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock based employee compensation.

	Three Months Ended March 31,
	(in thousands, except per share)
	2004	2003
Net loss, as reported	$(1,752)	$(464)
Add: Deferred compensation expense reported in earnings	814	26
Less: Total stock-based employee compensation expense determined under fair value method for all awards and deferred compensation expense	(1,249)	(450)

Proforma net loss	$(2,187)	$(888)

Loss per share:
Basic — as reported	$(0.03)	$(0.01)

Basic — proforma	$(0.04)	$(0.02)

Deferred Compensation

Deferred compensation in the amount of $10.5 million was recorded in conjunction with the acquisition of Quintant, Inc. (“Quintant”) which is more fully described in Note 12 in our Form 10-K. The deferred compensation included 2.1 million shares of Company restricted stock, 0.6 million Company options granted at a $0.00 exercise price, 0.1 million iGate options granted at a $3.78 exercise price, and 0.8 million of iGate Global Solutions Limited. (“iGS”) options granted at a discount from market value to continuing Quintant employees.

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company restricted stock, which was granted to key employees of Quintant, was valued based upon the closing price of the Company’s stock at August 20, 2003, which was $4.89 per share. Deferred compensation is being recognized over a weighted average vest period of four years. Deferred compensation recognized for the quarter ended March 31, 2004 was approximately $0.4 million for the restricted stock.

The Company options issued at $0.00 exercise price and $3.78 exercise price were valued based upon the closing price of the Company stock at the date of grant. Deferred compensation is being recognized ratably over a four year vesting period. Deferred compensation recognized for the quarter ended March 31, 2004 was approximately $0.2 million for these options.

On August 20, 2003, 0.3 million iGS options were issued at a $2.18 exercise price with a market value of $5.11 per share on the same date. On August 22, 2003, 0.5 million iGS options were issued at $2.53 exercise price with a market value of $5.39 on the same date. Deferred compensation is being recognized ratably over a four year vesting period. Deferred compensation recognized for the quarter ended March 31, 2004 was approximately $0.2 million for these options.

3.    Acquisitions

In February 2004, iGS acquired a 92% interest in Saint Life Pharmaceutical Research Laboratories Private Limited (“Saint Life”) for approximately $0.5 million. iGS purchased Saint Life to acquire the land that Saint Life owned which is located adjacent to the new iGS Whitefield Campus in Bangalore, India. The purchase price was allocated to Saint Life’s existing assets with no acquired intangibles. The purchase price allocation did not result in goodwill. Proforma information was not required because the operations and financial position was immaterial to the Company’s results.

4.    Goodwill and Other Intangible Assets

Changes in the carrying value of goodwill and intangible assets by reportable segment are as follows, (in thousands):

	iGate Solutions	iGate Professional Services	iGate Corporate	Consolidated
Goodwill at December 31, 2003	$8,073	$1,900	$551	$10,524
Foreign currency translation effect	511	32	—	543

Goodwill at March 31, 2004	$8,584	$1,932	$551	$11,067

The gross amounts and accumulated amortization of intangible assets are as follows:

	March 31, 2004		December 31, 2003
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortizable intangible assets:
Intellectual property	$570	$100	$570	$51
Customer relationships	6,642	1,084	6,642	712
Employment contracts	1,720	297	1,720	174
Other costs	314	74	314	47

Total	$9,246	$1,555	$9,246	$984

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization expense related to identifiable intangible assets was $0.6 million and $0.0 million for the three months ended March 31, 2004 and 2003, respectively. Estimated annual amortization expense for the years ended December 31, 2004 through December 31, 2009 is shown below:

2004	$2,344
2005	$2,353
2006	$1,619
2007	$943
2008	$694
2009	$309

5.    Investments and Restricted Investments

Equity in Losses of Affiliated Companies

The Company recorded $0.1 million in losses related to its joint ventures in CIBER India Pvt. Ltd. and Software AG (India) Private Ltd. for the three months ended March 31, 2004. There was no joint venture activity in 2003.

Restricted Investments

The Company had short-term investments consisting of commercial paper, money market funds and corporate bonds that totaled $32.8 million and $39.6 million at March 31, 2004 and December 31, 2003, respectively. Approximately $7.8 million and $14.6 million at March 31, 2004 and December 31, 2003, respectively of these funds are to be used exclusively for iGate Global Solutions’ purposes due to Indian governmental restrictions.

6.    Restructuring and Merger Charges

The following table details restructuring by year implemented. The Company implemented restructuring plans during 2003, 2002 and 2001, and incurred related restructuring costs. The components of the restructuring and merger accrual at March 31, 2004 are as follows:

	Accrued December 31, 2003	Foreign Currency Translation Effect	Cash Expenditures	Accrued March 31, 2004
	(in thousands)
2003 Severance and related items	$80	$—	$(48)	$32
2002 Lease costs of office closure	1,481	—	(349)	1,132
2001 Severance, bonus and related items	1,805	(2)	(77)	1,726
2001 Lease costs of office closure	1,292	(5)	(40)	1,247

Total	$4,658	$(7)	$(514)	$4,137

7.    PNC Credit Facility

The Company entered into a secured credit facility (“Credit Facility”) with PNC Bank N.A. (“PNC”) on September 16, 2003. The Credit Facility provides a maximum loan amount of $25.0 million and is secured

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

entirely by the Company’s cash. The provisions of the Credit Facility requires the Company to maintain unrestricted cash and cash equivalents of at least $30.0 million and maintain tangible net worth of at least $95.0 million. The Company has no outstanding borrowings on the Credit Facility.

8.    Income Taxes

The Company’s tax provision for the three months ended March 31, 2004 includes a charge of $0.4 million related to the establishment of a valuation allowance for certain deferred tax assets of iGS. The Company has concluded that it does not expect to realize the benefits of these assets.

The Company’s tax provision for three months ended March 31, 2003, included a one-time charge of $1.7 million related to the sale of eJiva, Inc. (“eJiva”), a U.S. subsidiary, to iGS, a controlled foreign corporation. The proceeds from the sale were treated as a distribution of iGS’ accumulated earnings and profits. For U.S. tax purposes, the taxable amount was equal to the gross distribution reduced by amounts previously included in the Company’s taxable income.

9.    Loss Per Share

The following table sets forth the computation of basic loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2004	2003
Basic loss per share:
Net loss	$(1,752)	$(464)

Divided by:
Weighted average common shares	52,226	51,516

Basic loss per share	$(0.03)	$(0.01)

The number of outstanding options to purchase common shares for which the option exercise prices exceeded the average market price of the common shares aggregated 0.9 million and 1.8 million for the three month periods ended March 31, 2004 and 2003, respectively. These options were excluded from the computation of diluted earnings per share under the treasury stock method.

The calculation of diluted earnings per share for the three months ended March 31, 2004 would have included 0.5 million and 0.2 million shares, respectively for assumed exercise of options under the Company’s share incentive plans. The Company was in a net loss position and no anti-dilution is permitted under SFAS No. 128.

10.    Restricted Stock

On January 1, 2003, iGS acquired the stock of eJiva for $9.5 million. Prior to the acquisition, eJiva was a wholly owned subsidiary of iGate Corporation. In connection with the January 2003 transfer of eJiva to iGS, the outstanding shares not owned by iGate were either converted into iGate shares, canceled or purchased in the manner as described below. Each share of common stock of eJiva which was originally issued to the Co-Founders of IRG in the form of restricted stock was converted (based upon the conversion ratio set forth in the merger agreement) into shares of restricted common stock of iGate with the identical terms and vesting schedule

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

as the eJiva restricted stock. Subject to continued employment of the Co-Founders with iGS, the restricted stock vesting schedule was: 20% vested on July 1, 2002, 55% vested on March 31, 2003 and the remaining 25% vested on March 1, 2004.

Effective January 1, 2003, the Company issued 108,036 shares of restricted stock to the Co-Founders of IRG (“Co-Founders”). The restricted stock was issued to replace the restricted stock in eJiva in connection with the acquisition of eJiva by iGS. At March 31, 2004, there were 25,659 shares that were returned and these shares have been recorded as Treasury Stock.

11.    Segment Information

In accordance with Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company has three reportable operating segments, which have been defined by management, based primarily in the Company’s strategy and business focus for the future.

The Company’s segments are iGate Solutions, iGate Professional Services and iGate Corporate.

iGate Solutions

The iGate Solutions segment’s services offerings include offshore outsourcing of IT services and IT systems maintenance. Other offerings include enterprise applications implementation and related custom development of applications such as Oracle, SAP and PeopleSoft. The segment also offers application maintenance outsourcing, business intelligence services and data management and application re-engineering through its offshore development centers (“ODCs”) which deliver services offshore in India.

iGate Solutions has ODCs located in Bangalore, Hydrabad, Chennai, Delhi, and Pune, India and Wuxi, China. iGS has global development centers (“GDCs”) located in Canada and the U.S. The GDCs can deliver both near shore (“work performed primarily at the client site”) and offshore services, (“work performed primarily in India”) dependent upon customer location and expectations. iGate Solutions operates in India, Canada, the U.S., Europe, Singapore, Malaysia, Japan, China and Australia.

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

iGate Corporate

In 2003, iGate Corporate includes the operations of jobcurry Systems Private Limited, iGate Clinical Research International and DiagnoSearch, corporate and other unallocated costs.

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

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present selected financial information for the Company’s reporting segments for the quarters ended March 31, 2004 and 2003:

	Three Months Ended March 31, 2004
	iGate Solutions	iGate Professional Services	iGate Corporate(1)	Total
	(Dollars in thousands)
External revenues	$39,402	$37,199	$654	$77,255
Cost of revenues	27,871	30,437	313	58,621

Gross margin	11,531	6,762	341	18,634
Selling, general and administrative	12,285	5,286	3,077	20,648

(Loss) income from operations	$(754)	$1,476	(2,736)	(2,014)

Other income, net			780	780
Minority interest			(23)	(23)
Equity in losses of affiliated companies			(100)	(100)

Loss before income taxes			$(2,079)	$(1,357)

	Three Months Ended March 31, 2003
	iGate Solutions	iGate Professional Services	iGate Corporate(1)	Total
	(Dollars in thousands)
External revenues	$36,388	$32,026	$197	$68,611
Cost of revenues	25,180	25,230	109	50,519

Gross margin	11,208	6,796	88	18,092
Selling, general and administrative	10,060	4,613	1,937	16,610

Income (loss) from operations	$1,148	$2,183	(1,849)	1,482

Other income, net			1,042	1,042
Minority interest			(320)	(320)

(Loss) income before income taxes			$(1,127)	$2,204

(1)	Corporate activities include general corporate expenses, interest income and expense, equity in losses of unconsolidated affiliates, minority interest, loss from joint ventures, restructuring charges and merger related expenses not identified to a specific segment, and other unallocated charges. The Company evaluates segments based on income (loss) from operations. Since certain administrative and other operating expenses or income sources have not been allocated to the operating business segments, this basis is not necessarily a measure computed in accordance with generally accepted accounting principles and it may not be comparable to other companies.

Assets by segment were as follows:

	March 31, 2004	December 31, 2003
	(Dollars in thousands)
iGate Solutions	$102,429	$94,943
iGate Professional Services	38,524	30,323
iGate Corporate	48,044	55,674

Total assets	$188,997	$180,940

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue and assets by geographic area consisted of the following:

	Three Months Ended March 31,
	2004	2003
	(Dollars in thousands)
Revenues:
United States	$39,382	$37,625
Canada	8,019	6,362
Europe and Africa	6,845	7,017
Pacific Rim	23,009	17,607

Total revenues.	$77,255	$68,611

	2004	2003
	(Dollars in thousands)
Assets:
United States	$96,324	$93,200
Canada	8,361	7,449
Europe and Africa	12,331	9,462
Pacific Rim	71,981	70,829

Total assets	$188,997	$180,940

The following is a concentration of revenues greater than 10% for the periods shown:

	General Electric Company		International Business Machines Corporation		Wachovia Corporation
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2004	2003	2004	2003	2004	2003
iGate Global Solutions	32%	35%	—	—	11%	—
iGate Professional Services	—	—	16%	—	—	—
iGate Consolidated	17%	19%	—	—	—	—

12.    Subsequent Events

In April 2004, iGS announced a modification to the terms of its previously announced agreement to acquire the remaining 49% interest in Quintant. As amended, the purchase price will consist of a combination of $4.3 million in cash and 1,526,188 of newly issued iGS stock. The original terms of the transaction provided that the purchase price would consist entirely of shares of iGATE common stock. We anticipate that this transaction will be completed in the second quarter of 2004.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the Statements in this Form 10-Q (“Form 10-Q”) that are not historical facts constitute “forward-looking statements” within the meaning of such term under the Private Securities Litigation Reform Act of 1995. These forward-looking statements include our financial growth and liquidity projections as well as statements concerning our plans, strategies, intentions and beliefs concerning our business, cash flows, costs and the markets in which we operate. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify certain forward-looking statements. These forward-looking statements are based on information currently available to us, and we assume no obligation to update these statements as circumstances change. There are risks and uncertainties that could cause actual events to differ materially from these forward-looking statements. While we cannot predict all of the risks and uncertainties, they include, but are not limited to, our ability to predict our financial performance, the level of market demand for our services, the highly-competitive market for the types of services that we offer, the impact of competitive factors on profit margins, market conditions that could cause our customers to reduce their spending for our services, our ability to create, acquire and build new businesses and to grow our existing businesses, our ability to attract and retain qualified personnel, our ability to reduce costs and conserve cash, currency fluctuations and market conditions in India and elsewhere around the world, political and military tensions in India and South Asia, changes in generally accepted accounting principles and/or their interpretation and other risks. While we cannot predict all of these risks and uncertainties, we refer you to the important risk factors that could cause actual results to differ materially from our current beliefs and expectations, which are, discussed under the heading “Risk Factors” in Part I of the 2003 Form 10-K.

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

IT Services which we deliver using our offshore centers include software application development and maintenance, implementation and support of enterprise applications, data management and integration, business intelligence and embedded systems development. We believe that we deliver to our clients high quality solutions at a substantial saving by using our global pool of highly talented people.

Going forward, our principal strategy is to offer offshore-based BPO services to our clients in various industries. Some of our current service offerings are non-IT related and include services as diverse as call centers, clinical trials management and mortgage and claims processing. We will continue to expand our BPO service offerings through acquisitions and strategic relationships and internal initiatives. We believe that such services can be or are being performed offshore, at savings as high as 50% over US/European labor and infrastructure costs.

In 2003, we made several acquisitions and alliances. The results of the acquired businesses are included in our March 31, 2004 reportable segments and consolidated results. With the exception of our purchase of Pittsburgh Clinical Research Network in February 2003, the other 2003 acquisitions occurred subsequent to the quarter ended March 31, 2003. The following is a brief recap of the acquisitions that we made during the year. The acquisitions are listed in chronological order, beginning with our initial acquisition in 2003.

iGate Corporate

On February 26, 2003, iGate, through a newly formed subsidiary, iGate Clinical Research International, Inc. (“ICRI”) purchased the assets of Pittsburgh Clinical Research Network, for $0.4 million. iGate owns 90% of ICRI.

In September 2003, iGS purchased a 95% ownership in DiagnoSearch, Inc. for $1.5 million.

iGate Solutions

In May 2003, iGATE Global Solutions, Ltd. (“iGS”) acquired the contact center and facility management business of IT&T Technology Services Limited (“IT&T”) for $4.5 million in cash.

In July 2003, iGS entered into an India-based joint venture agreement with CIBER, Inc. iGS has a 49% ownership stake in the Company.

In August 2003, iGATE acquired Quintant, Inc. Due to certain provisions within the acquisition agreement, we have accounted for the acquisition as a majority-owned subsidiary.

In October 2003, iGS entered into an India-based joint venture agreement with Software AG.

In December 2003, iGS acquired the assets of IdeaSpace Solutions Limited (“IdeaSpace”) for $1.5 million.

Business Developments

In April 2004, iGS announced a modification to the terms of its previously announced agreement to acquire the remaining 49% interest in Quintant. As amended, the purchase price will consist of a combination of $4.3 million in cash and 1,526,188 shares of newly issued iGS stock. The original terms of the transaction provided that the purchase price would consist entirely of shares of iGATE common stock. We anticipate that this transaction will be completed in the second quarter of 2004.

In February 2004, iGS acquired Saint Life Pharmaceutical Research Laboratories Private Limited (“Saint Life”) for approximately $0.5 million. iGS acquired Saint Life solely for the land that it owns that is adjacent to the iGS Whitefield Campus in Bangalore, India.

Reportable Financial Segments

We segment our business according to our service offerings and our approach to: (1) reflect the way we and the chief operating decision makers analyze and manage our businesses; and (2) provide the readers of our financial statements a much simpler view of our business. The composition of segments and measure of segment profitability is consistent with that used by the Company’s management.

iGate Solutions

The iGate Solutions segment’s service offerings include offshore outsourcing of IT services and IT systems maintenance. Other offerings include enterprise applications implementation and related custom development of applications such as Oracle, SAP and PeopleSoft. The Segment also offers application maintenance outsourcing, business intelligence services and data management and application re-engineering through its Offshore Delivery Centers (“ODCs”) which deliver services offshore in India.

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

The majority of our revenues in the iGate Solutions segment is derived through iGS, our publicly held Indian subsidiary. Our iGate Solutions segment has approximately 3,425 employees.

The majority of our clients in the iGate Solutions segment have headquarters in the U.S. and operations throughout the world. We believe our ODCs and GDCs are strategically located in order to service any client regardless of size, scale or geographic location.

The iGate Solutions segment markets its service offerings to large and medium-sized organizations. Certain contracts are based upon a fixed price with payment based upon deliverables and/or project milestones reached. Revenues on these contracts are recognized on the proportional performances method. Certain contracts are time-and-materials based where contract payments are based on the number of consultant hours worked on the project. Certain contracts with no stated deliverables, with a designated workforce assigned, recognize revenues on a straight-line basis over the life of the contract, which are typically one year in duration. Contracts with deliverables or project milestones can provide for certain penalties if the deliverables or project milestones are not met within contract timelines. Customers typically have the right to cancel contracts with minimal notice.

The iGate Solutions segment services customers in a wide range of industries. The segment’s two largest customers are General Electric Company (“GE”) and Wachovia Corporation, which account for 32% and 11% of revenues, respectively. iGS is a Global Preferred Partner of GE. Its Global Preferred Partnership status was renewed in November 2003 through the end of 2006.

iGate Professional Services (“IPS”)

Our IPS segment provides a variety of client-managed and supervised IT staffing service offerings which include ERP implementation and integration, application support services and client directed software design and customization. The IPS segment also offers training as a service to its customers.

The IPS segment markets it services to application development managers and information technology directors within prospective customer companies. The IPS segment also responds to requests for proposals in order to obtain preferred vendor status to secure long-term engagement relationships. IPS contracts provide for payments on a time-and-materials basis, based on the number of consultant hours worked on the project. Certain contracts are based upon a fixed price with payment based upon deliverables and/or project milestones recorded. Revenues on these contracts are recognized on the proportional performances method. Clients typically have the right to cancel contracts with minimal notice.

The IPS segment serves a wide variety of customers in numerous industries in the U.S., Canada, Australia and portions of the European markets. Approximately 66% of the revenues of the IPS segment for the quarter ended March 31, 2004 were generated in North America. The segment’s largest customer is International Business Machines Corp. which accounts for 16% of its revenues. The segment has approximately 1,415 employees.

iGate Corporate

Our iGate Corporate segment includes the operations of jobcurry Systems Private Limited (“jobcurry”), ICRI, DiagnoSearch and corporate and other unallocated costs. jobcurry continues to provide recruiting and placement services for iGate and outside customers. ICRI and DiagnoSearch contracts with pharmaceutical companies to conduct clinical trials on their behalf. DiagnoSearch performs offshore clinical trials. These entities are excluded from the above segments due largely to their dissimilar service offerings and certain economic characteristics. The segment has approximately 190 employees.

The accounting policies of the segments are the same as those described in the summary of critical accounting policies in our Form 10-K. We evaluate segment performance based upon profit or loss from operations. We do not allocate income taxes, other income or expense, equity in losses of affiliated companies, minority interest, loss on venture investments and affiliated companies, gain on sale of stock of subsidiaries and gain on deconsolidation of subsidiaries to segments. In addition, we account for inter-segment sales and transfers at current market prices. All inter-segment sales have been eliminated in consolidation.

Critical Accounting Policies

See Note 1 to the Consolidated Financial Statements set forth on pages 44 to 54 of the Form 10-K for a complete description of our significant accounting policies.

Recently Adopted Accounting Pronouncements

Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risk and rewards of ownership among their owners and other parties involved. The provisions of FIN 46 are effective immediately to all variable entities created after January 1, 2003 and variable interest entities in which an enterprise obtains an interest in after that date. For variable interest entities created before this date, the provisions are effective July 31, 2003. On October 8, 2003, the FASB issued FASB Staff Position No. 46-e, which allows public entities, who meet certain criteria, to defer the effective date for applying the provisions of FIN No. 46 to interests held by the public entity in certain variable interest entities or potential variable interest entities until the end of the first interim or annual period ending after December 15, 2003. On December 24, 2003, the FASB extended the effective date to periods ending after March 15, 2004. We do not expect the adoption of this standard to have a material impact on our Consolidated Financial Statements.

Results of Operations of Our Operating Segments: iGate Solutions, IPS and iGate Corporate for the Three Months Ended March 31, 2004 as Compared to Three Months Ended March 31, 2003:

iGate Solutions

Revenues for our iGate Solutions segment for the three months ended March 31, 2004 were $39.4 million, an increase of $3.0 million or 8.2%, as compared to $36.4 million, for the three months ended March 31, 2003. Approximately $2.1 million in revenue was contributed as a result of the acquisitions of AquaRegia, Quintant, IdeaSpace and certain businesses of IT&T made by iGS throughout 2003, but subsequent to March 31, 2003. Without these acquisitions, revenues for the iGate Solutions segment would have been slightly higher as compared to the quarter ended March 31, 2003, due to our ability to increase sales in our financial services operations.

The gross margin as a percent of sales for iGate Solutions was 29.3% for the three months ended March 31, 2004, as compared to 30.8% for the three months ended March 31, 2003. The decline in gross margin as a percent of sales would have been greater if we exclude the 2003 acquisitions which had a favorable impact of 1.1%. The factors contributing to the decline in gross margins were a combination of pricing pressures from customers, higher utilization of subcontracted labor versus salaried consultants, wage increases, and project cost overruns.

Selling, general and administrative (“S,G&A”) expenses include all costs that are not directly associated with our iGate Solutions segment’s revenue generating consultants. S,G&A expenses include non-consultant salaries and employee benefits, recruiting and training costs, rent, depreciation and amortization, as well as communications and facilities costs. Also included in S,G&A costs are deferred compensation charges incurred as a result of the acquisition of Quintant and amortization of acquired intangible assets incurred as a result of acquisitions within iGate Solutions. S,G&A costs for the three months ended March 31, 2004 were $12.3 million or 31.2% of revenues, as compared to $10.1 million or 27.7% of revenues for the comparable three months ended March 31, 2003. Our S,G&A costs increased $2.2 million as compared to the quarter ended March 31, 2003, due to our acquisitions of AquaRegia, IT&T, Quintant and IdeaSpace and included in these costs are deferred compensation expense of $0.8 million and amortization of intangible assets of $0.6 million.

Operating loss as a percent of sales for the iGate Solutions segment for the three months ended March 31, 2004 was 1.9% as compared to an operating income as a percentage of sales of 3.2% for the three months ended March 31, 2003. The operating loss was due to lower gross margins and increases in S,G&A expenses for the quarter.

iGate Professional Services (“IPS”)

Revenues for our IPS segment for the three months ended March 31, 2004 were $37.2 million, an increase of $5.2 million or 16.3%, as compared to $32.0 million for the three months ended March 31, 2003. Demand for our North American staffing services increased during the quarter as we continued to see evidence of more favorable trends in the IT services market.

The gross margin as a percent of sales for our IPS segment was 18.2% for the three months ended March 31, 2004, as compared to 21.2% for the three months ended March 31, 2003. The contributing factors to the decline in gross margin as a percent of sales was a combination of pricing pressures, increases in subcontractor versus salaried consultants and additional business from the preferred vendor pass-through arrangement in our Canadian staffing operations.

S,G&A costs for the three months ended March 31, 2004 were $5.3 million, or 14.2% of revenues, as compared to $4.6 million, or 14.4% of revenues, for the comparable three months ended March 31, 2003. While costs in absolute dollars increased during the quarter, our expenses as a percentage of our overall IPS revenues were consistent with comparable quarters.

Operating income as a percent of sales for the IPS segment for the three months ended March 31, 2004 was 4.0% as compared to 6.8% for the three months ended March 31, 2003. Operating income decreased due to a reduction in gross margin.

iGate Corporate

Revenues for the iGate segment for the three months ended March 31, 2004 were $0.7 million, an increase of $0.5 million from revenues of $0.2 million for the comparable three months ended March 31, 2003, due to the addition of $0.3 million revenues from our acquisitions, ICRI and DiagnoSearch as well as increases in revenue from jobcurry.

Gross margins as a percent of sales were 52.1% for the three months ended March 31, 2004 compared to 44.7% for the three months ended March 31, 2003. The change in gross margin as a percent of sales is a result of the addition of ICRI and DiagnoSearch in 2004 which contributed additional costs of $0.2 million for the quarter.

iGate’s segment S,G&A expenses were $3.1 million, an increase of $1.1 million or 58.9%, for the three months ended March 31, 2004, as compared to $1.9 million for the three months ended March 31, 2003. The increase in S,G&A costs were partly attributable to $0.4 million of additional costs related to our acquisitions of ICRI and DiagnoSearch. The iGate segment incurred additional legal and accounting costs related to the 2003 acquisitions.

Components of other income, net for the three months ended March 31, 2004 include interest income on short-term investments of $0.3 million and favorable foreign currency translation gains of $0.5 million offset by interest expense of $0.1 million. For the three months ended March 31, 2003, interest income totaled $0.4 million offset by interest expense of $0.3 million and realized gains on the sale of our investments in India of $0.9 million.

Minority interest reflects the share of the net income or loss of our majority-owned operating subsidiaries attributable to the minority owners. Minority interest amounted to expense of $0.1 million for the three months ended March 31, 2004, compared to expense of $0.3 million for the three months ended March 31, 2003. The minority interest expense for the three months ended March 31, 2004 was the minority share of the net income of iGS, and net losses of Quintant, ICRI and DiagnoSearch. For the three months ended March 31, 2003, the minority interest expense was the minority share of the net income of iGS and the net loss of ICRI.

Our income tax provision was $0.4 million at an effective rate of negative 29% for the three months ended March 31, 2004. The significant item comprising our effective tax rate was a valuation allowance recorded against certain deferred tax assets by iGS. iGS will renew an Indian tax holiday related to its new Whitefield campus. The tax holiday will extend through 2009. Our income tax provision for the three months ended March 31, 2003 was $2.7 million at an effective rate of negative 121%, and the significant item was a deemed distribution from iGS in conjunction with the January 1, 2003 sale of eJiva to iGS.

Liquidity and Capital Resources

Our working capital decreased by $3.0 million from December 31, 2003 to March 31, 2004. Our accounts receivable increased by $13.5 million from December 31, 2003 and our number of days sales outstanding increased to 81 days at March 31, 2004 from 70 days at December 31, 2003. The increase in DSOs was due to our transfer of certain back office finance and accounting functions to India as part of our overall initiative to better manage costs. We expect that cash flows will be negatively impacted over the next few quarters until the back office transition has been completed.

At March 31, 2004, we had cash and short-term investments of $32.1 million and $32.8 million, respectively, as compared to cash and short-term investments of $36.1 million and $39.6 million, respectively, at December 31, 2003. We used our cash reserves during the current period for operating purposes mainly due to slower accounts receivable collections as a result of our outsourcing of accounts receivable collections. Short-term investments consisted mainly of highly liquid short-term investments for each of the periods presented. Our focus over the past two years has been liquidity along with the preservation of our principal holdings.

We restructured our businesses in 2003, 2002 and 2001. As a result of these restructurings, we will be required to make cash payments in future years. The nature of the payments and the reasons for the restructurings are discussed more fully in Note 7 to the Condensed Consolidated Financial Statements. The following table details the cash payments that we will be required to make in the future years:

(Dollars in thousands)	2004	2005	2006	2007	2008	Thereafter
Severance, bonus and related items	$1,691	$67	$—	$—	$—	$—
Lease costs of office closure	1,125	1,099	85	30	30	10

Total	$2,816	$1,166	$85	$30	$30	$10

We also have financial commitments related to future payouts and existing leases on our occupied space. Our commitments are as follows:

(Dollars in thousands)	2004	2005	2006	2007	2008	Thereafter
Quintant purchase (see contractual commitments)	$4,263	$—	$—	$—	$—	$—
Leases	3,656	3,474	2,715	1,970	1,959	2,135

Total	$7,919	$3,474	$2,715	$1,970	$1,959	$2,135

We entered into a secured credit facility (“Credit Facility”) with PNC Bank on September 16, 2003 for 365 days. Our borrowing availability under the Credit Facility is $25.0 million. We have no outstanding borrowings on the Credit Facility. As part of our agreement with PNC Bank, we are required to maintain cash and cash equivalents of at least $30 million and maintain net tangible worth of at least $95 million.

Unless otherwise discussed, we did not use our cash reserves for any other significant financing or investing activities, with the exception of cash being transferred from money-market accounts or other short-term investments (sales of $6.8 million, net), certain capital expenditures that were incurred during the normal course of business (net additions of $6.0 million) and the exercise of employee stock options of $0.4 million.

ICRI and Quintant are development stage companies. While both companies have their own cash reserves for operating purposes, we may be required to fund their operations, if cash reserves are not adequate.

Contractual Commitments

In April 2004, iGS announced a modification to the terms of its previously announced agreement to acquire the remaining 49% interest in Quintant. As amended, the purchase price will consist of a combination of $4.3 million in cash and 1,526,188 shares of newly issued iGS stock. The original terms of the transaction provided that the purchase price would consist entirely of shares of iGATE common stock. We anticipate that this transaction will be completed in the second quarter of 2004.

As part of our acquisition of DiagnoSearch, we may be required to fund DiagnoSearch’s existing operations for an amount of up to $3.0 million, based upon mutually agreed upon operating needs. In 2003, we funded $0.3 million of this requirement.

We have committed to building a new campus on 14 acres of land located in Bangalore, India. Total estimated costs of the project will approximate $10.0 million. The building is expected to be completed in December 2004. Phase I was completed in February 2004, with Phase II expected to be completed by December 2004.

Inflation

We do not believe that inflation had a significant impact on our results of operations for the periods presented. On an ongoing basis, we attempt to minimize any effects of inflation on our operating results by controlling operating costs and whenever possible, seeking to ensure that billing rates reflect increases in costs due to inflation.

For all significant foreign operations, the functional currency is the local currency. Assets and liabilities of these operations are translated at the exchange rate in effect at each period end. Statement of Operations accounts are translated at the average rate exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included as a component of other comprehensive income (loss). Realized gains and losses from foreign currency transactions are included in net loss for the periods presented. Exchange rate translations did not have a significant impact on operations for the quarter ended March 31, 2004.

Seasonality

Our operations are generally not affected by seasonal fluctuations. However, our consultants’ billable hours are affected by national holidays and vacation policies, which vary by country and by operating company.

Economic Trends and Outlook

We have experienced a revenue increase of $8.6 million or 12.6% for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. We have experienced increases in demand in the financial services solutions and North America staffing businesses. While we have begun to see some stability in the IT services environment, we are still financially impacted by pricing pressures, decreases in IT budgeting and increased compensation.

Our solutions offerings are purchased as value added projects by customers and in times of economic slowdown, are the types of projects that are the first to be delayed or cancelled. Our ODCs are located in India and China, and as part of the sales process, we encourage potential customers to visit our ODCs, including our new campus located in Bangalore. As a result of these and other factors, sales cycles for our solutions offering and our new BPO model are expected to be between nine and twelve months. As we continue to integrate our 2003 acquisitions into iGS and build our global sales force, we expect to see both revenue and profitability improvements in the second half of 2004.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Short-term investments are invested in highly liquid securities such as money market funds and certain corporate bonds with maturities of one year or less, and marketable equity securities. These securities are generally classified as available for sale and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. Part of this portfolio includes minority equity investments in one publicly traded company, the value of which is subject to market price volatility.

The following analysis presents the hypothetical changes in fair values of public equity investment that is sensitive to changes in the stock market (in millions):

	Valuation of securities given X% decrease in each stock price				Valuation of securities given X% increase in each stock price
	(75%)	(50%)	(25%)	Fair Value as of March 31, 2004	25%	50%	75%
Corporate equities	$0.2	$0.3	$0.5	$0.6	$0.8	$0.9	$1.1

This equity security is held for purposes other than trading. The model technique used measures the hypothetical change in fair values arising from selected hypothetical changes in the stock price. Stock price fluctuations of plus or minus 25%, 50%, and 75% were selected based on the probability of their occurrence.

The Company’s cash flow and earnings are subject to fluctuations due to exchange rate variation. Foreign currency risk exists by the nature of the Company’s global operations. The Company sells its services in a number of locations around the world, and hence foreign currency risk is diversified.

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

ITEM 4.     CONTROLS AND PROCEDURES

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of March 31, 2004. Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There is no change in the Company’s “internal control over financial reporting” (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2004, that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

31.01	Rule 13a-14(a) Certificate of Chief Executive Officer

31.02	Rule 13a-14(a) Certificate of Chief Financial Officer.

32.01	CertificationPursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)    Reports on Form 8-K

The Company filed a Form 8-K dated February 6, 2004 disclosing the Company’s operating results for the three months and year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under signed thereunto duly authorized.

IGATE CORPORATION

May 10, 2004	By:	/s/ SUNIL WADHWANI

Sunil Wadhwani Chief Executive Officer

May 10, 2004	By:	/s/ MICHAEL ZUGAY

Michael Zugay Chief Financial Officer

EXHIBIT INDEX

Exhibit Number

31.01	Rule 13a-14(a) Certificate of Chief Executive Officer.

31.02	Rule 13a-14(a) Certificate of Chief Financial Officer.

32.01	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.