Form 10-Q
period 2004-06-30
IGATE CORP
filed 2004-08-09
CIK 1024732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

The number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding as July 30, 2004 was 51,954,464.

iGATE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2004

				Page

PART I	FINANCIAL INFORMATION			3

Item 1.	Unaudited Condensed Consolidated Financial Statements

	(a	)	Unaudited Condensed Consolidated Statements of Operations for the Three and Six Month Periods Ended June 30, 2004 and 2003	3

	(b	)	Condensed Consolidated Balance Sheets as of June 30, 2004 (Unaudited) and December 31, 2003	4

	(c	)	Unaudited Consolidated Statement of Shareholders’ Equity and Comprehensive Income (Loss) for the Three and Six Month Periods Ended June 30, 2004 and 2003	5

	(d	)	Unaudited Condensed Consolidated Statements of Cash Flows for the Six Month Periods Ended June 30, 2004 and 2003	6

	(e	)	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations			18

Item 3.	Quantitative and Qualitative Disclosure About Market Risk			27

Item 4.	Controls and Procedures			28

PART II	OTHER INFORMATION			29

Item 4.	Submission of Matters to a Vote of Security Holders			29

Item 6.	Exhibits and Reports on Form 8-K			29

	SIGNATURES			30

PART I.    FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(a)

iGATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues	$65,868	$60,582	$129,931	$118,539
Cost of revenues	49,482	42,493	96,508	83,677

Gross margin	16,386	18,089	33,423	34,862

Selling, general and administrative	16,974	16,727	36,254	32,084
Restructuring charges	4,896	—	4,896	—

(Loss) income from operations	(5,484)	1,362	(7,727)	2,778

Other (loss) income, net	(500)	534	256	1,554
Minority interest	152	(196)	129	(516)
Equity in losses of affiliated companies	(87)	—	(187)	—

(Loss) income before income taxes	(5,919)	1,700	(7,529)	3,816
Income tax expense	3,428	368	3,740	3,004

(Loss) income from continuing operations	(9,347)	1,332	(11,269)	812
Income from discontinued operations, net of income taxes	3,645	77	3,815	133

Net (loss) income	$(5,702)	$1,409	$(7,454)	$945

Net (loss) earnings per common share, Basic:
(Loss) earnings from continuing operations	$(0.18)	$0.03	$(0.21)	$0.02
Earnings from discontinued operations	0.07	0.00	0.07	0.00

Net (loss) earnings — Basic	$(0.11)	$0.03	$(0.14)	$0.02

Net (loss) earnings per common share, Diluted:
(Loss) earnings from continuing operations	$(0.18)	$0.03	$(0.21)	$0.02
Earnings from discontinued operations	0.07	0.00	0.07	0.00

Net (loss) earnings — Diluted	$(0.11)	$0.03	$(0.14)	$0.02

Weighted average common shares, Basic	52,599	51,560	52,460	51,538

Weighted average dilutive common equivalent shares outstanding	52,599	51,804	52,460	51,764

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

(b)

iGATE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share and share data)

	June 30, 2004	December 31, 2003*
ASSETS	(Unaudited )
Current assets:
Cash and cash equivalents	$31,279	$36,133
Short-term investments	33,620	39,582
Accounts receivable, net	62,558	46,937
Prepaid and other current assets	8,111	7,282
Prepaid income taxes	378	792
Deferred income taxes	4,797	4,545
Current assets of discontinued operations	95	7,182

Total current assets	140,838	142,453

Investments in unconsolidated affiliates	3,932	2,931
Land, building, equipment and leasehold improvements, net	22,019	16,483
Goodwill	8,516	8,624
Intangible assets, net	7,116	8,262
Noncurrent assets of discontinued operations	—	2,187

Total assets	$182,421	$180,940

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,832	$9,092
Accrued payroll and related costs	17,425	18,517
Accrued income taxes	2,532	1,122
Other accrued liabilities	15,735	7,591
Deferred revenue	870	994
Current liabilities of discontinued operations	226	3,844

Total current liabilities	45,620	41,160
Other long-term liabilities	4,182	1,304
Deferred income taxes	10,074	8,719
Noncurrent liabilities of discontinued operations	—	748

Total liabilities	59,876	51,931

Minority interest	8,555	6,874

Shareholders’ equity:
Common stock, par value $0.01 per share:
100,000,000 shares authorized, 52,941,191 and 52,788,351 issued shares, respectively	531	529
Additional paid-in capital	161,125	160,336
Accumulated deficit	(25,953)	(18,499)
Deferred compensation	(7,524)	(8,933)
Common stock held in treasury, at cost, 990,102 shares	(14,714)	(14,714)
Accumulated other comprehensive income	525	3,416

Total shareholders’ equity	113,990	122,135

Total liabilities and shareholders’ equity	$182,421	$180,940

*Condensed	from audited Consolidated Financial Statements.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

(c)

iGATE CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated (Deficit)	Deferred Compensation	Treasury Shares	Accumulated Other Comprehensive Income / (Loss)	Total Shareholders’ Equity	Comprehensive Income / (Loss)
	Shares	Par Value
Balance, December 31, 2003	51,823,908	$529	$160,336	$(18,499)	$(8,933)	$(14,714)	$3,416	$122,135
Exercise of stock options, includes the effect of tax benefit recognized	152,840	2	789	—	—	—	—	791
Treasury stock transactions	(25,659)	—	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	1,409	—	—	1,409
Comprehensive income:
Unrealized loss on investments, net of tax	—	—	—	—	—	—	(70)	(70)	$(70)
Reclassification adjustment for gains realized in net loss	—	—	—	—	—	—	20	20	20
Currency translation adjustment	—	—	—	—	—	—	(2,841)	(2,841)	(2,841)
Net loss	—	—	—	(7,454)	—	—	—	(7,454)	(7,454)

									$(10,345)

Balance, June 30, 2004	51,951,089	$531	$161,125	$(25,953)	$(7,524)	$(14,714)	$525	$113,990

Balance, December 31, 2002	51,442,450	$525	$143,568	$(9,479)	$(102)	$(14,714)	$(2,649)	$117,149
Exercise of stock options, includes the effect of tax benefit recognized	60,436	1	147	—	—	—	—	148
Shares sold to employees	108,036	1	308	—	—	—	—	309
Amortization of deferred compensation	—	—	—	—	51	—	—	51
Comprehensive income:
Unrealized gain on investments, net of tax of $0.3 million	—	—	—	—	—	—	475	475	$475
Reclassification adjustment for gains realized in net income	—	—	—	—	—	—	(464)	(464)	(464)
Currency translation adjustment	—	—	—	—	—	—	3,205	3,205	3,205
Net income	—	—	—	945	—	—	—	945	945

									$4,161

Balance, June 30, 2003	51,610,922	$527	$144,023	$(8,534)	$(51)	$(14,714)	$567	$121,818

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

(d)

iGATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Cash Flows From Operating Activities:
Net (loss) income	$(7,454)	$945
Adjustments to reconcile net (loss) income to cash used by operations:
Depreciation and amortization	4,138	2,556
Gain on sale of subsidiaries	(3,749)	—
Realized gain on investments	(25)	(735)
Allowance for uncollectible accounts	(191)	(219)
Deferred income taxes, net	1,103	131
Equity in losses of affiliated companies	187	—
Loss on impairment of property and equipment	342	—
Minority interest	(129)	516
Deferred revenue	(124)	(2,622)
Amortization of deferred compensation	1,409	51
Working capital items:
Accounts receivable and unbilled receivables	(15,430)	(3,698)
Prepaid and other assets	(694)	151
Accounts payable	(260)	2,514
Accrued and other current liabilities	7,939	(3,854)
Cash flows provided (used) by discontinued operations	646	(529)

Net cash flows used by operating activities	(12,292)	(4,793)

Cash Flows From Investing Activities:
Additions to land, building, equipment and leasehold improvements, net	(8,495)	(3,180)
Sales of investments, net	5,962	8,755
Acquisitions, net of cash acquired	(488)	(5,275)
Investments in unconsolidated affiliates	(1,575)	—
Deposit on land	2,433	—
Proceeds from sale of subsidiaries	9,799	—

Net cash flows provided by investing activities	7,636	300

Cash Flows From Financing Activities:
Net proceeds from exercise of stock options	1,087	117

Net cash flows provided by financing activities	1,087	117

Effect of currency translation	(1,285)	2,897

Net change in cash and cash equivalents	(4,854)	(1,479)
Cash and cash equivalents, beginning of period	36,133	56,793

Cash and cash equivalents, end of period	$31,279	$55,314

Supplemental Disclosure:
Capital expenditures included in current liabilities	$944	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

iGATE CORPORATION

(e)    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

The Unaudited Condensed Consolidated Financial Statements included herein have been prepared by iGATE Corporation (the “Company”) in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, the accompanying Unaudited Condensed Consolidated Financial Statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying Unaudited Condensed Consolidated Financial Statements as of and for the three and six months ended June 30, 2004 and 2003 should be read in conjunction with the Company’s Consolidated Financial Statements (and notes thereto) included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2003. In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation of the accompanying Unaudited Condensed Consolidated Financial Statements have been included, and all adjustments unless otherwise discussed in the Notes to the Unaudited Condensed Consolidated Financial Statements are of a normal and recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

Recently Adopted Accounting Pronouncements

Derivative Instruments

Effective April 1, 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends SFAS No. 133 for certain decisions made by the Board as part of the Derivatives Implementation Group process and further clarifies the accounting and reporting standards for derivative instruments including derivatives embedded in other contracts and for hedging activities. The provisions of this statement are to be prospectively applied effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this statement had no material impact on our Consolidated Financial Statements.

Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risk and rewards of ownership among their owners and other parties involved. The provisions of FIN 46 are effective immediately to all variable entities created after January 1, 2003 and variable interest entities in which an enterprise obtains an interest after that date. For variable interest entities created before this date, the provisions were effective July 31, 2003. On October 8, 2003, the FASB issued FASB Staff Position No. 46, which allows public entities, who meet certain criteria, to defer the effective date for applying the provisions of FIN No. 46 to interests held by the public entity in certain variable interest entities or potential variable interest entities until the end of the first interim or annual period ending after December 15, 2003. On December 24, 2003, the FASB extended the effective date to periods ending after March 15, 2004. The adoption of this standard did not have a material impact on our Consolidated Financial Statements.

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2003, the FASB issued FASB Interpretation (“FIN”) No 46-R, Consolidation of Variable Interest Entities. FIN No. 46-R which modifies certain provisions and effective dates of FIN No. 46, sets forth criteria to be used in determining whether an investment in a variable interest entity should be consolidated, and is based on the general premise that companies that control another entity through interests other than voting interests should consolidate the controlled entity. The Company does not have any variable interest entities.

Earnings Per Share

The Emerging Issues Task Force (“EITF”) reached final consensuses on Issue 03-6, Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share at its March 17-18, 2004 meeting. Issue 03-6 addresses a number of questions regarding the computation of earnings per share (“EPS”) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating EPS. It clarifies what constitutes a participating security and how to apply the two-class method of computing EPS once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. The Company adopted EITF 03-6 during the six month period ended June 30, 2004. The adoption of EITF 03-6 had no impact on the Company’s results of operations.

Recently Issued Accounting Pronouncements

Financial Instruments

Effective May 1, 2003, the FASB issued SFAS No 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement was effective for the Company after May 31, 2003. On November 7, 2003, the FASB issued FASB Staff Position No.150-3, which deferred the effective date for an indefinite period with the exception of the disclosure provision.

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

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock based employee compensation.

	Three Months Ended June 30,		Six Months Ended June 30,
	(in thousands, except per share)		(in thousands, except per share)
	2004	2003	2004	2003
Net (loss) income, as reported	$(5,702)	$1,409	$(7,454)	$945
Add: Deferred compensation expense reported in earnings	596	25	1,409	51
Less: Total stock-based employee compensation expense determined under fair value method for all awards and deferred compensation expense	(287)	(448)	(1,603)	(898)

Proforma net (loss) income	$(5,393)	$986	$(7,648)	$98

(Loss) income per share:
Basic — as reported	$(0.11)	$0.03	$(0.14)	$0.02

Basic — proforma	$(0.10)	$0.02	$(0.15)	$0.00

Diluted — as reported	$(0.11)	$0.03	$(0.14)	$0.02

Diluted — proforma	$(0.10)	$0.02	$(0.15)	$0.00

Deferred Compensation

Deferred compensation in the amount of $10.5 million was recorded in conjunction with the acquisition of Quintant, Inc. (“Quintant”) which is more fully described in Note 12 in our Form 10-K. The deferred compensation included 2.1 million shares of Company restricted stock, 0.6 million Company options granted at a $0.00 exercise price, 0.1 million Company options granted at a $3.78 exercise price, and 0.8 million of iGATE Global Solutions Limited (“iGS”) options granted at a discount from market value to continuing Quintant employees.

The Company restricted stock, which was granted to key employees of Quintant, was valued based upon the closing price of the Company’s stock at August 20, 2003, which was $4.89 per share. Deferred compensation is being recognized over a weighted average vesting period of four years. Deferred compensation recognized for the three and six months ended June 30, 2004 was approximately $0.3 million and $0.7 million, respectively, for the restricted stock.

The Company options issued at $0.00 exercise price and $3.78 exercise price were valued based upon the closing price of the Company stock at the date of grant. Deferred compensation is being recognized ratably over a four year vesting period. Deferred compensation recognized for the three and six months ended June 30, 2004 was approximately $0.2 million and $0.4 million, respectively, for these options.

On August 20, 2003, 0.3 million iGS options were issued at a $2.18 exercise price with a market value of $5.11 per share on the same date. On August 22, 2003, 0.5 million iGS options were issued at a $2.53 exercise price with a market value of $5.39 on the same date. Deferred compensation is being recognized ratably over a four year vesting period. Deferred compensation recognized for the three and six months ended June 30, 2004 was approximately $0.1 million and $0.3 million, respectively, for these options.

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Acquisitions and Divestitures

In June 2004, the Company entered into a binding agreement with a third party to sell a tract of land located in Bangalore, India, for approximately $4.8 million. The Company received a deposit on the land in the amount of $2.4 million, and will receive the remaining portion of the proceeds upon the closing of the sale, which is expected to occur in September 2004.

In June 2004, the Company sold its international professional services entity, iGATE Australia Pty. Ltd. (“Australia”) and in April 2004, the Company sold its international professional services entity, Scotland based Direct Resources Ltd. (“DRI”). Cash received for these transactions approximated $9.8 million. As required under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company will report the sales as “discontinued operations”, net of applicable statutory tax rates, for all prior periods presented.

In May 2004, the Company through its majority-owned subsidiary, iGATE Global Solutions Ltd. (“iGS”) acquired an additional 5% ownership of the Concours Group (“Concours”), for approximately $1.25 million. iGS owns approximately 10% of Concours, and accounts for its investment on the cost method of accounting. Proforma disclosures regarding this acquisition have not been provided because they are not material to the operations of the Company.

In February 2004, iGS acquired a 92% interest in Saint Life Pharmaceutical Research Laboratories Private Limited (“Saint Life”) for approximately $0.5 million. iGS purchased Saint Life to acquire the land that Saint Life owned which is located adjacent to the new iGS Whitefield Campus in Bangalore, India. The purchase price was allocated to Saint Life’s existing assets with no acquired intangibles. The purchase price allocation did not result in goodwill. Proforma disclosures regarding this acquisition have not been provided because they are not material to the operations of the Company.

4.    Goodwill and Other Intangible Assets

Changes in the carrying value of goodwill and intangible assets by reportable segment are as follows, (in thousands):

	iGATE Solutions	iGATE Professional Services	iGATE Corporate	Consolidated
Goodwill at December 31, 2003	$7,857	$216	$551	$8,624
Foreign currency translation effect	(108)	—	—	(108)

Goodwill at June 30, 2004	$7,749	$216	$551	$8,516

The gross amounts and accumulated amortization of intangibles assets are as follows, (in thousands):

	June 30, 2004		December 31, 2003
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortizable intangible assets:
Intellectual property	$570	$148	$570	$51
Customer relationships	6,642	1,463	6,642	712
Employment contracts	1,720	419	1,720	174
Other costs	314	100	314	47

Total	$9,246	$2,130	$9,246	$984

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization expense related to identifiable intangible assets was $0.6 million and $0.0 million for the three month periods and $1.1 million and $0.0 million for the six month periods ended June 30, 2004 and 2003, respectively. Estimated annual amortization expense for the years ended December 31, 2004 through December 2009 is shown below:

2004	$2,344
2005	$2,353
2006	$1,619
2007	$943
2008	$694
2009	$309

5.    Investments and Restricted Investments

Equity in Losses of Affiliated Companies

The Company recorded $0.1 million and $0.2 million in losses related to its joint ventures in CIBER India Pvt. Ltd. and Software AG (India) Private Ltd. for the three and six months ended June 30, 2004, respectively. There was no joint venture activity in 2003.

Restricted Investments

The Company had short-term investments consisting of commercial paper, money market funds and corporate bonds that totaled $33.6 million and $39.6 million at June 30, 2004 and December 31, 2003, respectively. Approximately $8.6 million and $14.6 million at June 30, 2004 and December 31, 2003, respectively of these funds are to be used exclusively for iGATE Global Solutions’ purposes due to Indian governmental restrictions.

6.    Restructuring Charges

The following table details restructuring by year implemented. The Company implemented restructuring plans during 2004, 2003, 2002 and 2001, and incurred related restructuring costs. The 2003, 2002 and 2001 restructuring plans are described more fully in Note 4 of our 2003 Form 10-K.

In June 2004, the Company restructured its United Kingdom operations.

The Company incurred restructuring costs of approximately $4.9 million related to the closing of its Red Brigade Ltd. office in Bracknell, UK, which consisted of $4.6 million of early exit costs associated with the closing and $0.3 million of non cash charges related to write-offs of leasehold improvements associated with the leased property. As part of the restructuring six employees were eliminated. These employees were executive level, administrative and back office support.

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the restructuring accrual at June 30, 2004 are as follows:

	Accrued December 31, 2003	Charged to Expense	Asset Write- downs	Foreign Currency Translation Effect	Cash Expenditure	Accrued June 30, 2004
	(in thousands)
2004 Lease and severance costs of office closure	$—	$4,554	$—	$—	$(126)	$4,428
2004 Fixed assets write-downs	—	342	(342)	—	—	—
2003 Severance and related items	80	—	—	—	(80)	—
2002 Lease costs of office closure	1,481	—	—	—	(600)	881
2001 Severance, bonus and related items	1,805	—	—	(5)	(536)	1,264
2001 Lease costs of office closure	1,292	—	—	(13)	(87)	1,192

Total	$4,658	$4,896	$—	$(18)	$(1,429)	$7,765

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

8.    Income Taxes

The Company’s tax provision for the six months ended June 30, 2004 includes charges of $2.9 million related to the establishment of valuation allowances for certain deferred tax assets of the Company. During the quarter ended June 30, 2004, the operating assets of Red Brigade UK Ltd. (“Red Brigade”) were sold to iGATE Global Solutions (“iGS”). As a result of the sale, deferred tax assets in the amount of approximately $2.9 million that were generated by prior years’ net operating losses of Red Brigade will expire and not be utilized.

The Company’s tax provision for six months ended June 30, 2003, included a one-time charge of $1.7 million related to the sale of eJIVA, Inc. (“eJIVA”), a U.S. subsidiary, to iGS, a controlled foreign corporation. The proceeds from the sale were treated as a distribution of iGS’ accumulated earnings and profits. For U.S. tax purposes, the taxable amount was equal to the gross distribution reduced by amounts previously included in the Company’s taxable income.

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    (Loss) income Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Basic (loss) income per share:
(Loss) income from continuing operations	$(9,347)	$1,332	$(11,269)	$812
Income from discontinued operations net of income taxes	3,645	77	3,815	133

Net (loss) income	$(5,702)	$1,409	$(7,454)	$945

Divided by:
Weighted average common shares	52,599	51,560	52,460	51,538

Net (loss) earnings per common share — Basic:
(Loss) earnings from continuing operations	$(0.18)	$0.03	$(0.21)	$0.02
Earnings from discontinued operations	0.07	0.00	0.07	0.00

Basic (loss) earnings per share	$(0.11)	$0.03	$(0.14)	$0.02

Diluted (loss) income per share:
(Loss) income from continuing operations	$(9,347)	$1,332	$(11,269)	$812
Income from discontinued operations net of income taxes	3,645	77	3,815	133

Net (loss) income	$(5,702)	$1,409	$(7,454)	$945

Divided by:
Weighted average common shares	52,599	51,560	52,460	51,538
Dilutive effect of restricted and common stock equivalents	—	244	—	226

Diluted average common shares	52,599	51,804	52,460	51,764

Net (loss) earnings per common share — Diluted:
(Loss) earnings from continuing operations	$(0.18)	$0.03	$(0.21)	$0.02
Earnings from discontinued operations	0.07	0.00	0.07	0.00

Net (loss) earnings — Diluted	$(0.11)	$0.03	$(0.14)	$0.02

The number of outstanding options to purchase common shares for which the option exercise prices exceeded the average market price of the common shares aggregated 1.4 million and 1.8 million, for the three month periods and 1.1 million and 1.8 million, for the six month periods ended June 30, 2004 and 2003, respectively. These options were excluded from the computation of diluted earnings per share under the treasury stock method.

The calculation of diluted earnings per share for the three and six months ended June 30, 2004 would have included 0.3 million and 0.4 million shares, respectively for assumed exercise of options under the Company’s share incentive plans. The Company was in a net loss position and no anti-dilution is permitted under SFAS No. 128.

10.    Restricted Stock

On January 1, 2003, iGS acquired the stock of eJIVA for $9.5 million. Prior to the acquisition, eJIVA was a wholly owned subsidiary of iGATE Corporation. In connection with the January 2003 transfer of eJIVA to iGS,

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the outstanding shares not owned by iGATE were either converted into iGATE shares, canceled or purchased in the manner as described below. Each share of common stock of eJIVA which was originally issued to the Co-Founders of IRG (“Co-Founders”) in the form of restricted stock was converted (based upon the conversion ratio set forth in the merger agreement) into shares of restricted common stock of iGATE with the identical terms and vesting schedule as the eJIVA restricted stock. Subject to continued employment of the Co-Founders with iGS, the restricted stock vesting schedule was: 20% vested on July 1, 2002, 55% vested on March 31, 2003 and the remaining 25% vested on March 1, 2004.

Effective January 1, 2003, the Company issued 108,036 shares of restricted stock to the Co-Founders. The restricted stock was issued to replace the restricted stock in eJIVA in connection with the acquisition of eJIVA by iGS. At June 30, 2004, there were 25,659 shares that were returned and these shares have been recorded as Treasury Stock.

11.    Segment Information

In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company has three reportable operating segments, which have been defined by management, based primarily on the Company’s strategy and business focus for the future.

During the second quarter, the Company recast its segments to include the results of Global Financial Services, Inc. (“GFS’) as part of iGATE Professional Services (“IPS”), previously, GFS’s operations were included as part of iGATE Solutions segment. The Company’s segments for all periods presented have been recast for this change.

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

The IPS segment services the U.S. and Canada. As discussed in Note 3, the Company sold its Australian operation on June 1, 2004 and its Scotland based operation Direct Resources Ltd. on April 1, 2004.

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

iGATE Corporate

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

The following tables present selected financial information for the Company’s reporting segments for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30, 2004
	iGATE Solutions	iGATE Professional Services	iGATE Corporate(1)	Total
	(Dollars in thousands)
External revenues	$34,124	$31,273	$471	$65,868
Cost of revenues	24,490	24,692	300	49,482

Gross margin	9,634	6,581	171	16,386
Selling, general and administrative	11,154	3,280	2,540	16,974
Special items	4,896	—	—	4,896

(Loss) income from operations	$(6,416)	$3,301	(2,369)	(5,484)

Other expense, net			(500)	(500)
Minority interest			152	152
Equity in losses of affiliated companies			(87)	(87)

Loss before income taxes			$(2,804)	$(5,919)

	Three Months Ended June 30, 2003
	iGATE Solutions	iGATE Professional Services	iGATE Corporate(1)	Total
	(Dollars in thousands)
External revenues	$36,548	$23,652	$382	$60,582
Cost of revenues	24,911	17,378	204	42,493

Gross margin	11,637	6,274	178	18,089
Selling, general and administrative	10,003	3,451	3,273	16,727

Income (loss) from operations	$1,634	$2,823	(3,095)	1,362

Other income, net			534	534
Minority interest			(196)	(196)

(Loss) income before income taxes			$(2,757)	$1,700

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Six Months Ended June 30, 2004
	iGATE Solutions	iGATE Professional Services	iGATE Corporate(1)	Total
	(Dollars in thousands)
External revenues	$68,675	$60,131	$1,125	$129,931
Cost of revenues	48,678	47,217	613	96,508

Gross margin	19,997	12,914	512	33,423
Selling, general and administrative	23,055	7,582	5,617	36,254
Special items	4,896	—	—	4,896

(Loss) income from operations	$(7,954)	$5,332	(5,105)	(7,727)

Other income, net			256	256
Minority interest			129	129
Equity in losses of affiliated companies			(187)	(187)

(Loss) before income taxes			$(4,907)	$(7,529)

	Six Months Ended June 30, 2003
	iGATE Solutions	iGATE Professional Services	iGATE Corporate(1)	Total
	(Dollars in thousands)
External revenues	$71,684	$46,276	$579	$118,539
Cost of revenues	49,091	34,273	313	83,677

Gross margin	22,593	12,003	266	34,862
Selling, general and administrative	19,874	7,000	5,210	32,084

Income (loss) from operations	$2,719	$5,003	(4,944)	2,778

Other income, net			1,554	1,554
Minority interest			(516)	(516)

(Loss) income before income taxes			$(3,906)	$3,816

(1)	Corporate activities include general corporate expenses, interest income and expense, equity in losses of unconsolidated affiliates, minority interest, loss from joint ventures, restructuring charges and merger related expenses not identified to a specific segment, and other unallocated charges. The Company evaluates segments based on income (loss) from operations. Since certain administrative and other operating expenses or income sources have not been allocated to the operating business segments, this basis is not necessarily a measure computed in accordance with generally accepted accounting principles and it may not be comparable to other companies.

Assets by segment were as follows:

	June 30, 2004	December 31, 2003
	(Dollars in thousands)
iGATE Solutions	$94,686	$93,013
iGATE Professional Services	31,127	19,926
iGATE Corporate including Discontinued Operations	56,608	68,001

Total assets	$182,421	$180,940

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue and assets by geographic area consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Revenues:
United States	$41,288	$38,411	$80,670	$76,036
Canada	7,891	7,761	15,909	14,122
Europe and Africa	5,988	5,602	11,909	11,060
Pacific Rim	10,701	8,808	21,443	17,321

Total revenues.	$65,868	$60,582	$129,931	$118,539

	June 30, 2004	December 31, 2003
	(Dollars in thousands)
Assets:
United States	$104,684	$93,200
Canada	8,668	7,449
Europe and Africa	8,648	9,462
Pacific Rim	60,421	70,829

Total assets	$182,421	$180,940

The following is a concentration of revenues greater than 10% for the periods shown:

	Three Month Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
General Electric Company
iGATE Solutions	34%	34%	35%	35%
iGATE Consolidated	18%	20%	19%	21%
International Business Machines Corporation
iGATE Professional Services	24%	16%	22%	14%
iGATE Consolidated	12%	—	11%	—
Wachovia Corporation
iGATE Professional Services	15%	—	15%	—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

IT Services which we deliver using our offshore centers include software application development and maintenance and implementation and support of enterprise applications, data management and integration, business intelligence and embedded systems development. We believe that we deliver to our clients high quality solutions at a substantial saving by using our global pool of highly talented people.

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

In 2004 and 2003, we made several acquisitions and alliances. The results of the acquired businesses are included in our June 30, 2004 reportable segments and consolidated results. With the exception of our purchases of Pittsburgh Clinical Research Network in February 2003, and IT&T Technology Services Limited in May 2003, the other 2003 acquisitions occurred subsequent to the quarter ended June 30, 2003. The following is a brief recap of the acquisitions that we made during the year. The acquisitions are listed in chronological order, beginning with our initial acquisition in 2003.

iGATE Corporate

On February 26, 2003, iGATE Corporate, through a newly formed subsidiary, iGATE Clinical Research International, Inc. (“ICRI”) purchased the assets of Pittsburgh Clinical Research Network, for $0.4 million. iGATE owns 90% of ICRI.

In September 2003, iGATE Corporate purchased a 95% ownership in DiagnoSearch, Inc. for $1.5 million.

iGATE Solutions

In May 2003, iGATE Global Solutions, Ltd. (“iGS”) acquired the contact center and facility management business of IT&T Technology Services Limited (“IT&T”) for $4.5 million in cash.

In July 2003, iGS entered into an India-based joint venture agreement with CIBER, Inc. iGS has a 49% ownership stake in the joint venture.

In August 2003, iGS and iGATE Corporate acquired Quintant, Inc. Due to certain provisions within the acquisition agreement, we have accounted for the acquisition as a majority-owned subsidiary.

In October 2003, iGS entered into an India-based joint venture agreement with Software AG. IGS has a 49% ownership stake in the joint venture.

In December 2003, iGS acquired the assets of IdeaSpace Solutions Limited (“IdeaSpace”) for $1.5 million.

Business Developments

On June 1, 2004, our majority-owned subsidiary Symphoni Interactive LLC was sold to iGS, our majority-owned Indian subsidiary.

In May, 2004, we sold the assets of our majority-owned subsidiary of Red Bridgade UK Ltd., to iGS.

In May 2004, iGS acquired an additional 5% of stock ownership of Concours Group (“Concours”) for approximately $1.25 million, increasing their ownership to approximately 10%.

During the quarter, we recast our segments to include the results of Global Financial Services, Inc. (“GFS”) as part of iGATE Professional Services (“IPS”), previously, GFS’s operations were included as part of iGATE Solutions segment. Our segments for all periods presented have been recast for this change.

On June 1, 2004, we sold our Australia affiliate, iGATE Asia Pacific Pty Ltd. (“Australia”) and our Scotland based affiliate Direct Resources Pty Ltd. (“DRI”) for approximately $9.8 million. As required under accounting rules, we will report prior periods presented as discontinued operations, net of applicable statutory taxes.

In April 2004, iGS announced a modification to the terms of its previously announced agreement to acquire the remaining 49% interest in Quintant. As amended, the purchase price will consist of a combination of $4.3 million in cash and 1,526,188 shares of newly issued iGS stock. The original terms of the transaction provided that the purchase price would consist entirely of shares of iGATE common stock. The modified terms of the agreement will need iGS shareholder approval. We anticipate that this transaction will be completed in the third quarter of 2004.

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

The majority of our revenues in the iGATE Solutions segments are derived through iGS, our publicly held Indian subsidiary. Our iGATE Solutions segment has approximately 3,540 employees.

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

The iGATE Solutions segment services customers in a wide range of industries. The segment’s largest customer is General Electric Company (“GE”). During the three and six months ended June 30, 2004, GE contributed 34% and 35%, respectively, of iGATE Solutions segment revenues as compared to 34% and 35% for the comparable three and six months ended June 30, 2003, respectively. iGS is a Global Preferred Partner of GE. Its Global Preferred Partnership status was renewed in November 2003 through the end of 2006.

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

The IPS segment serves a wide variety of customers in numerous industries in the U.S. and Canada. The revenues of the IPS segment for the quarter ended June 30, 2004 were generated in North America. The segment has approximately 1,010 employees.

The segment’s two largest customers are International Business Machines Corporation (“IBM”) and Wachovia Corporation. During the three and six months ended June 30, 2004, IBM contributed 24% and 22%, respectively, of IPS segment revenues, as compared to 16% and 14% for the comparable three and six months ended June 30, 2003, respectively. Wachovia Corporation contributed 15% of the IPS segment revenues during the three and six months ended June 30, 2004. Wachovia Corporation did not contribute greater than 10% revenue for either the three or six months ended June 30, 2003.

iGATE Corporate

Our iGATE Corporate segment includes the operations of jobcurry Systems Private Limited (“jobcurry”), ICRI, DiagnoSearch and corporate and other unallocated costs. jobcurry continues to provide recruiting and placement services for iGATE and outside customers. ICRI and DiagnoSearch contracts with pharmaceutical companies to conduct clinical trials on their behalf. DiagnoSearch performs offshore clinical trials. These entities are excluded from the above segments due largely to their dissimilar service offerings and certain economic characteristics. The segment has approximately 180 employees.

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

Results of Operations of Our Operating Segments: iGATE Solutions, IPS and iGATE Corporate for the Three Months Ended June 30, 2004 as Compared to Three Months Ended June 30, 2003:

Effective during the second quarter, we have recast our segments to include the operations of GFS as part of the IPS segment. The following discussion compares our operating segments without the operations of iGATE Australia Pty Ltd. and Direct Resources Ltd., which are being treated as discontinued operations. Prior to their sale both entities were part of our IPS operating segments.

iGATE Solutions

Revenues for our iGATE Solutions segment for the three months ended June 30, 2004 were $34.1 million, a decrease of $2.4 million or 6.6%, as compared to $36.5 million, for the three months ended June 30, 2003.

Approximately $1.5 million in revenue in 2004 was contributed as a result of the acquisitions of IT&T and IdeaSpace made by iGS. Without these acquisitions, revenues for the iGATE Solutions segment were lower as compared to the quarter ended June 30, 2003. Our revenue decline was attributable to several factors. Our customers have begun to move some of the work we do for them to India, at a much lower billing rate, negatively affecting our revenue base. In addition, we have experienced revenue declines in our top ten customer base, have begun to wind down some revenue streams that do not have an offshore focus and have been unable to increase our non-GE revenues as rapidly as we expected.

The gross margin as a percent of sales (“gross margin percentage”) for iGATE Solutions was 28.2% for the three months ended June 30, 2004, as compared to 31.8% for the three months ended June 30, 2003. The decline in gross margin would have been greater if we exclude the 2003 acquisitions of Quintant, IT&T and IdeaSpace, which had a favorable impact of 0.9%. The factors contributing to the decline in gross margin were a combination of pricing pressures from customers, higher utilization of subcontractor labor versus salaried consultants, wage increases, and project cost overruns related to direct labor on fixed price projects.

Selling, general and administrative expenses (“S,G&A”) include all costs that are not directly associated with our iGATE Solutions segment’s revenue generating consultants. S,G&A expenses include non-consultant salaries and employee benefits, recruiting and training costs, rent, depreciation and amortization, as well as communications and facilities costs. Also included in S,G&A costs are deferred compensation charges incurred as a result of the acquisition of Quintant, and costs associated with a termination of leased office space in the UK and amortization of acquired intangible assets incurred as a result of acquisitions within iGATE Solutions. S,G&A costs for the three months ended June 30, 2004 were $16.0 million or 47.0% of revenues, as compared to $10.0 million or 27.4% of revenues for the comparable three months ended June 30, 2003. Our S,G&A costs increased $1.8 million as compared to the quarter ended June 30, 2003, due to our acquisitions of Quintant, IT&T and IdeaSpace and in addition to these costs, we incurred deferred compensation expense of $0.6 million, amortization of intangible assets of $0.6 million and restructuring costs of $4.9 million, offset by cost savings of $1.8 million due to administrative headcount reduction, the winding down of Red Brigade, and the outsourcing of back office accounting and finance functions to India.

Operating loss as a percent of sales (“operating loss percentage”) for the iGATE Solutions segment for the three months ended June 30, 2004 was 18.8% as compared to an operating income as a percentage of sales of 4.5% for the three months ended June 30, 2003.

iGATE Professional Services (“IPS”)

Revenues for our IPS segment for the three months ended June 30, 2004, were $31.3 million, an increase of $7.6 million or 32.1%, as compared to $23.7 million for the three months ended June 30, 2003. Demand for our North American staffing services increased during the quarter as we continued to see evidence of more favorable trends in the IT services market.

The gross margin percentage for our IPS segment was 21.0% for the three months ended June 30, 2004, as compared to 26.5% for the three months ended June 30, 2003. The contributing factors to the decline in gross margin was a combination of pricing pressures, increases in subcontractor versus salaried consultants and additional business from the preferred vendor pass-through arrangement in our Canadian staffing operations.

S,G&A costs for the three months ended June 30, 2004 were $3.3 million, or 10.5 % of revenues, as compared to $3.5 million, or 14.6% of revenues, for the comparable three months ended June 30, 2003. While costs in absolute dollars remained consistent during the quarter, our expenses as a percentage of our overall IPS revenues decreased due to our increase in revenues.

Operating income as a percent of sales (“operating income percentage”) for the IPS segment for the three months ended June 30, 2004 was 10.6% as compared to 11.9% for the three months ended June 30, 2003. Operating income decreased due to a reduction in gross margin.

iGATE Corporate (“iGATE”)

Revenues for the iGATE segment for the three months ended June 30, 2004 were $0.5 million, an increase of $0.1 million from revenues of $0.4 million for the comparable three months ended June 30, 2003, due to the revenues from our acquisition of DiagnoSearch as well as increases in revenue from jobcurry.

Gross margin percentage was 36.3% for the three months ended June 30, 2004 compared to 46.6% for the three months ended June 30, 2003. The change in gross margin as a percent of sales is a result of the addition of DiagnoSearch in 2004, which contributed additional costs of $0.1 million for the quarter.

iGATE’s segment S,G&A expenses were $2.5 million, a decrease of $0.7 million or 22.4%, for the three months ended June 30, 2004, as compared to $3.3 million the three months ended June 30, 2003. In 2003, the iGATE segment incurred additional legal and accounting costs related to the 2003 acquisitions of ICRI, AquaRegia and IT&T which contributed to higher 2003 costs.

Components of other income, net, for the three months ended June 30, 2004 include interest income on short-term investments of $0.2 million and unfavorable foreign currency translation losses of $0.6 million and interest expense of certain discounted liabilities of $0.1 million. For the three months ended June 30, 2003, interest income totaled $0.5 million offset by interest expense of $0.2 million and foreign currency gains of $0.2 million.

Minority interest reflects the share of the net income or loss of our majority-owned operating subsidiaries attributable to the minority owners. Minority interest amounted to income of $0.2 million for the three months ended June 30, 2004, compared to expense of $0.2 million for the three months ended June 30, 2003. The minority interest income for the three months ended June 30, 2004 was the minority share of the net losses of iGS and DiagnoSearch. For the three months ended June 30, 2003, the minority interest expense was the minority share of the net income of iGS and the net loss of ICRI.

Our income tax provision was $3.4 million at an effective rate of negative 58% for the three months ended June 30, 2004. The significant items comprising our effective tax rate was the gain on the sale of Australian and valuation allowances recorded against certain deferred tax assets. As a result of the asset sale of Red Brigade to iGS deferred tax assets of approximately $2.9 million that were generated by prior years’ net operating losses of Red Brigade will expire and not be utilized. iGS will renew an Indian tax holiday related to its new Whitefield campus. The tax holiday will extend through 2009. Our income tax provision for the three months ended June 30, 2003 was $0.4 million at an effective rate of 22%, and the significant item comprising our effective rate was a deemed distribution from iGS in conjunction with the January 1, 2003 sale of eJIVA to iGS.

For the three months ended June 30, 2004 our discontinued operations, which is comprised of our Australia and Scotland entities had after tax income of $3.6 million as compared with income of $0.1 million for the three months ended June 30, 2003. In June 2004, we sold Australia and DRI, recognizing a gain of approximately $3.7 million

Results of Operations of Our Operating Segments: iGATE Solutions, IPS and iGATE Corporate for the Six Months Ended June 30, 2004 as Compared to the Six Months Ended June 30, 2003:

Effective during the second quarter, we have recast our segments to include the operations of GFS as part of the IPS segment. The following discussion compares our operating segments without the operations of iGATE Australia Pty Ltd. and Direct Resources Ltd., which are being treated as discontinued operations. Prior to their sale both entities were part of our IPS operating segments.

iGATE Solutions

Revenues for iGATE Solutions for the six months ended June 30, 2004 were $68.7 million, a decrease of $3.0 million or 4.2%, as compared to $71.7 million, for the six months ended June 30, 2003. For the six months ended June 30, 2004, Quintant, IT&T and IdeaSpace contributed $3.6 million of revenue. Our revenue decline was attributable to several factors. Our customers have begun to move some of the work we do for them to India, at a much lower billing rate, negatively affecting our revenue basis. In addition, we have experienced revenue declines in our top ten customer base, have begun to wind down some revenue streams that do not have an offshore focus and have been unable to increase our non-GE revenues as rapidly as we expected.

Gross margin percentage for iGATE Solutions was 29.1 % for the six months ended June 30, 2004 as compared to 31.5% for the six months ended June 30, 2003. The decline in gross margins would have been greater if we exclude Quintant, IT&T and IdeaSpace, which had a 2.3% favorable impact. The factors contributing to the decline in gross margins were a combination of pricing pressures from customers, higher utilization of subtracted labor versus salaried consultants, wage increases and project cost overruns related to direct labor on fixed price projects.

S,G&A costs for the six months ended June 30, 2004 were $27.9 million or 40.7 % revenues, as compared to $19.9 million or 27.7% of revenues for the six months ended June 30, 2003. Our S,G&A costs increased $5.1 million due to our acquisitions of Quintant, IT&T and IdeaSpace, in addition to these costs we incurred $1.4 million of deferred compensation expense, $1.1 million of amortization of intangible assets, restructuring costs of $4.9 million offset by cost savings of $4.5 million due to administrative headcount reductions, the winding down of Red Brigade, and the outsourcing of accounting and finance functions to India.

Operating loss percentage for the six months ended June 30, 2004 was 11.6 % as compared to operating income of 3.8% for the six months ended June 30, 2003. Our operating loss for the current period was due to lower gross margins and increases in S,G&A costs attributable to acquisitions and continued investments in our offshore infrastructure.

iGATE Professional Services (“IPS”)

Revenues for IPS for the six months ended June 30, 2004 were $60.1million, an increase of $13.8 million or 29.8 % as compared to $46.3 million. While we still experience pricing pressures, we have experienced revenue growth due to our ability to increase our overall billable headcount on our projects.

Gross margin percentage for IPS was 21.5 % for the six months ended June 30, 2004 as compared to 25.9 % for the six months ended June 30, 2003. The contributing factors to the decline in gross margin was a combination of pricing pressures, increases in subcontractor labor versus salaried consultants and additional business from the preferred vendor pass-through arrangement in our Canadian staffing operations.

S,G&A costs for the six months ended June 30, 2004 were $7.6 million or 12.6 % of revenues, as compared to $7.0 million or 15.1% of revenues. We have been able to manage our operating costs through restructurings and consolidation of certain back office functions such as finance, accounting, legal and marketing.

Operating income percentage for the six months ended June 30, 2004 was 8.9 % as compared to 10.8 % for the six months ended June 30, 2003. Operating income increased by 0.3 million due to increases in revenue and decreases in S,G & A costs.

iGATE Corporate (“iGATE”)

Revenues for iGATE for the six months ended June 30, 2004 were $1.1 million, an increase of $0.5 million from revenues of $0.6 million for the comparable six months ended June 30, 2003. This increase in revenue over the comparable period was due to our acquisition of DiagnoSearch which contributed $0.2 million and increases in revenue from jobcurry.

Gross margin percentage was 45.5 % for the six months ended June 30, 2004 as compared to 45.9% for the six months ended June 30, 2003. The decrease in gross margin was due to the acquisition of DiagnoSearch which added $0.1 million of incremental costs.

S,G&A costs were $5.6 million, an increase of $0.4 million or 7.7 % for the six months ended June 30, 2004, as compared to $5.2 million. The increase in S.G&A costs were partly attributable to $0.3 million of added incremental costs related to our acquisition of DiagnoSearch.

Components of other income, net, for the six months ended June 30, 2004, include interest income on short-term of $0.4 million and unfavorable foreign currency translation losses of $0.1 million offset and interest expense of certain discounted liabilities of $0.1 million. For the six months ended June 30, 2003, interest income totaled $1.9 million offset by interest expense of certain discount liabilities of $0.5 million, and foreign currency translation gains of $0.2 million.

Minority interest reflects the share of the net income or loss of our majority-owned operating subsidiaries attributable to the minority interest owners. For the six months ended June 30, 2004, minority interest income totaled $0.1 million attributable to Quintant, ICRI and DiagnoSearch. For the six months ended June 30, 2003, minority interest expense total $0.5 million which include the minority share of the net income of iGS and net losses of ICRI.

Our income tax provision was $3.7 million at an effective rate of negative of 49.7% for the six months ended June 30, 2004. The significant items comprising our affective tax rate was the gain on the sale of Australia and valuation allowances recorded against certain deferred tax assets. As a result of the asset sale of Red Brigade to iGS deferred tax assets of approximately $2.9 million that were generated by prior years’ net operating losses of Red Brigade will expire and not be utilized. iGS will renew an Indian tax holiday related to its new Whitefield campus. The tax holiday will extend through 2009. Our income tax provision for the six months ended June 30, 2003, was $3.0 million at an effective rate of 79.0%. The significant item affecting our effective tax rate was a deemed distribution from iGS in conjunction with the January 1, 2003 sale of eJIVA to iGS.

For the six months ended June 30, 2004 our discontinued operations, which is comprises of our Australian and Scotland entities had after tax income of $3.8 million as compared with income of $0.1 million for the six months ended June 30, 2003. In June 2004, we sold Australia and DRI, recognizing a gain of approximately $3.7 million.

On a consolidated basis, we incurred a net loss of $7.5 million for the six months ended June 30, 2004, as compared to net income of $0.9 million for the six months ended June 30, 2003. Our net loss is primarily due to our increased investment in infrastructure costs of our offshore locations and the restructuring charges related to our UK operation.

Liquidity and Capital Resources

Our working capital decreased by $6.1 million from December 31, 2003 to June 30, 2004. Our accounts receivable increased by $15.6 million from December 31, 2003 and our number of days sales outstanding increased to 88 days at June 30, 2004 from 73 days at December 31, 2003. The increase in DSOs was due to our transfer of certain back office finance and accounting functions to India as part of our overall initiative to better manage costs. We expect that cash flows will be negatively impacted over the next few quarters until the back office transition has been completed.

At June 30, 2004, we had cash and short-term investments of $31.3 million and $33.6 million, respectively, as compared to cash and short-term investments of $36.1 million and $39.6 million, respectively, at December 31, 2003. We used our cash reserves during the current period for operating purposes mainly due to slower accounts receivable collections as a result of our outsourcing of accounts receivable collections. Short-term investments consisted mainly of highly liquid short-term investments for each of the periods presented. Our focus over the past two years has been liquidity along with the preservation of our principal holdings.

In June 2004, we sold Australia and DRI for $9.8 million in cash. The cash is to used for operating purposes.

We restructured our businesses in 2004, 2003, 2002 and 2001. As a result of these restructurings, we will be required to make cash payments in future years. The nature of the payments and the reasons for the restructurings are discussed more fully in Note 6 to the Condensed Consolidated Financial Statements. The following table details the cash payments that we will be required to make in the future years:

(Dollars in thousands)	2004	2005	2006	2007	2008	Thereafter
Severance, bonus and related items	$665	$616	$—	$—	$—	$—
Lease costs of office closure	1,376	1,818	806	708	708	1,068

Total	$2,041	$2,434	$806	$708	$708	$1,068

We also have financial commitments related to future payouts and existing leases on our occupied space. Our commitments are as follows:

(Dollars in thousands)	2004	2005	2006	2007	2008	Thereafter
Quintant purchase (see below)	$4,263	$—	$—	$—	$—	—
Leases	2,238	3,109	2,297	1,886	1,601	1,333

Total	$6,501	$3,109	$2,297	$1,886	$1,601	$1,333

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

Unless otherwise discussed, we did not use our cash reserves for any other significant financing or investing activities, with the exception of cash being transferred from money-market accounts or other short-term investments sales of $6.0 million, net, certain capital expenditures that were incurred during the normal course of business (net additions of $8.5 million) and the exercise of employee stock options of $1.0 million.

We funded approximately $0.3 million in our investments in CIBER and Software AG. We may be required to continue to fund these joint ventures based upon our pro-rata ownership percentage.

In May 2004, our majority-owned subsidiary, iGS acquired an additional 5% of stock ownership of Concours Group (“Concours”) for approximately $1.25 million, increasing their ownership to approximately 10%.

ICRI and Quintant are development stage companies. While both companies have their own cash reserves for operating purposes, we may be required to fund their operations, if cash reserves are not adequate.

Contractual Obligations

In June 2004, we entered into a binding agreement with a third party to sell a tract of land located in Bangalore, India, for approximately $4.8 million. We received a deposit on the land in the amount of $2.4 million, and will receive the remaining portion of the proceeds upon the closing of the of the sale, which is expected to occur in September 2004.

In conjunction with iGS’s acquisition of Concours stock, iGS has committed approximately $1.25 million to acquire additional shares with eighteen months of the May 2004 transaction.

In April 2004, iGS announced a modification to the terms of its previously announced agreement to acquire the remaining 49% interest in Quintant. As amended, the purchase price will consist of a combination of

$4.3 million in cash and 1,526,188 shares of newly issued iGS stock. The original terms of the transaction provided that the purchase price would consist entirely of shares of iGATE common stock. The modified terms of the agreement will need iGS shareholder approval. We anticipate that this transaction will be completed in the third quarter of 2004.

As part of our acquisition of DiagnoSearch, we may be required to fund DiagnoSearch’s existing operations for an amount of up to $3.0 million, based upon mutually agreed upon operating needs. In 2004, we funded an additional $0.3 million of this requirement. In 2003, we funded $0.3 million of this requirement.

We have committed to building a new campus on 14 acres of land located in Bangalore, India. Total estimated costs of Phase II project will approximate $10.0 million. The building is expected to be completed in December 2004. Phase I was completed in February 2004 at a cost of approximately $5.0 million, with Phase II expected to be completed by December 2004.

Inflation

We do not believe that inflation had a significant impact on our results of operations for the periods presented. On an ongoing basis, we attempt to minimize any effects of inflation on our operating results by controlling operating costs and whenever possible, seeking to ensure that billing rates reflect increases in costs due to inflation.

For all significant foreign operations, the functional currency is the local currency. Assets and liabilities of these operations are translated at the exchange rate in effect at each period end. Statement of Operations accounts are translated at the average rate exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included as a component of other comprehensive income (loss). Realized gains and losses from foreign currency transactions are included in net loss for the periods presented. Exchange rate translations did not have a significant impact on operations for the quarter ended June 30, 2004.

Seasonality

Our operations are generally not affected by seasonal fluctuations. However, our consultants’ billable hours are affected by national holidays and vacation policies, which vary by country and by operating company.

Economic Trends and Outlook

We have experienced a revenue increase of $5.3 million or 8.7% for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. We have experienced increases in demand in the financial services solutions and North America staffing businesses. While we have begun to see some stability in the IT services environment, we are still financially impacted by pricing pressures, decreases in IT budgeting and increased compensation.

Over the past three quarters, our focus has been on the development of our offshore outsourcing capabilities and delivery, integrating acquisitions and hiring seasoned executives in iGS. Now that we have the appropriate infrastructure in place, we believe that we have positioned iGS to benefit from the high-growth offshore outsourcing market and expect to see both revenue and profitability improvements in the second half of 2004.

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

The following analysis presents the hypothetical changes in fair values of public equity investment that is sensitive to changes in the stock market (in millions):

	Valuation of securities given X% decrease in each stock price			Fair Value as of June 30, 2004	Valuation of securities given X% increase in each stock price
	(75%)	(50%)	(25%)		25%	50%	75%
Corporate equities.	$0.1	$0.3	$0.4	$0.5	$0.7	$0.8	$1.0

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

ITEM 4.    CONTROLS AND PROCEDURES

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of June 30, 2004. Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There is no change in the Company’s “internal control over financial reporting” (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 27, 2004, the Company held its Annual Meeting of Shareholders. The Company’s common shareholders approved the following matter; that Mr. Ashok Trivedi and Mr. Edward Yourdon be reelected as Class B Directors with terms to expire in 2007.

Nominee	For	Withheld
Ashok Trivedi	48,636,081	639,661
Edward Yourdon	48,632,664	693,078

51,938,799 Common Shares were outstanding on March 31, 2004, the record date and the holders of 49,325,742 (94.97%) Common Shares voted in person or by proxy, constituting a quorum.

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

The Company filed a Form 8-K dated May 6, 2004 disclosing the Company’s operating results for the three months ended March 31, 2004.

The Company filed a Form 8-K dated June 8, 2004 reporting the sale of two of its international staffing operations.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under signed thereunto duly authorized.

IGATE CORPORATION

August 9, 2004	By:	/s/ SUNIL WADHWANI
Sunil Wadhwani
Chief Executive Officer

August 9, 2004	By:	/s/ MICHAEL ZUGAY
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