Form 10-Q
period 2004-09-30
IGATE CORP
filed 2004-11-09
CIK 1024732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

The number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding as of October 29, 2004 was 52,505,888.

iGATE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2004

PART I.    FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(a)

iGATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues	$66,565	$60,338	$196,496	$178,877
Cost of revenues	49,728	43,075	146,236	126,752

Gross margin	16,837	17,263	50,260	52,125

Selling, general and administrative	18,311	19,303	54,565	51,387
Restructuring charges	—	—	4,896	—

(Loss) income from operations	(1,474)	(2,040)	(9,201)	738

Other income, net	611	81	867	1,635
Minority interest	(73)	117	56	(399)
Equity in losses of affiliated companies	(98)	—	(285)	—

(Loss) income before income taxes	(1,034)	(1,842)	(8,563)	1,974
Income tax expense (benefit)	785	(413)	4,525	2,591

Loss from continuing operations	(1,819)	(1,429)	(13,088)	(617)
Income from discontinued operations, net of income taxes	3	1	3,818	134

Net loss	$(1,816)	$(1,428)	$(9,270)	$(483)

Net (loss) earnings per common share, Basic:
Loss from continuing operations	$(0.03)	$(0.03)	$(0.25)	$(0.01)
Earnings from discontinued operations	0.00	0.00	0.07	0.00

Net loss — Basic	$(0.03)	$(0.03)	$(0.18)	$(0.01)

Net (loss) earnings per common share, Diluted:
Loss from continuing operations	$(0.03)	$(0.03)	$(0.25)	$(0.01)
Earnings from discontinued operations	0.00	0.00	0.07	0.00

Net loss — Diluted	$(0.03)	$(0.03)	$(0.18)	$(0.01)

Weighted average common shares, Basic	52,922	51,664	52,710	51,573

Weighted average dilutive common equivalent shares outstanding	52,922	51,664	52,710	51,573

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

(b)

iGATE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share and share data)

	September 30, 2004	December 31, 2003*
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$30,761	$36,133
Short-term investments	25,715	39,582
Accounts receivable, net	67,293	46,937
Prepaid and other current assets	5,999	7,282
Prepaid income taxes	388	792
Deferred income taxes	5,256	4,545
Current assets of discontinued operations	—	7,182

Total current assets	135,412	142,453

Investments in unconsolidated affiliates	3,702	2,931
Land, building, equipment and leasehold improvements, net	21,854	16,483
Goodwill	8,559	8,624
Intangible assets, net	6,517	8,262
Noncurrent assets of discontinued operations	—	2,187

Total assets	$176,044	$180,940

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,406	$9,092
Accrued payroll and related costs	15,992	18,517
Accrued income taxes	5,385	1,122
Other accrued liabilities	13,724	7,591
Deferred revenue	689	994
Current liabilities of discontinued operations	154	3,844

Total current liabilities	44,350	41,160
Other long-term liabilities	4,013	1,304
Deferred income taxes	8,710	8,719
Noncurrent liabilities of discontinued operations	—	748

Total liabilities	57,073	51,931

Minority interest	8,731	6,874

Shareholders’ equity:
Common stock, par value $0.01 per share:
100,000,000 shares authorized, 53,414,515 and 52,788,351 issued shares, respectively	535	529
Additional paid-in capital	162,442	160,336
Accumulated deficit	(27,769)	(18,499)
Deferred compensation	(6,645)	(8,933)
Common stock held in treasury, at cost, 990,102 shares	(14,714)	(14,714)
Advance to shareholders	(4,020)	—
Accumulated other comprehensive income	411	3,416

Total shareholders’ equity	110,240	122,135

Total liabilities and shareholders’ equity	$176,044	$180,940

*	Condensed from audited Consolidated Financial Statements.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

(c)

iGATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except per share data)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated (Deficit)	Deferred Compensation	Treasury Shares	Advance to Shareholders	Accumulated Other Comprehensive Income / (Loss)	Total Shareholders’ Equity	Comprehensive Income / (Loss)
	Shares	Par Value
Balance, December 31, 2003	51,823,908	$529	$160,336	$(18,499)	$(8,933)	$(14,714)	$—	$3,416	$122,135
Exercise of stock options, includes the effect of tax benefit recognized	169,840	2	779	—	—		—	—	781
Treasury stock transactions	(25,659)	—	—	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	2,288	—	—	—	2,288
Shares issued to employees	455,924	4	1,327	—	—	—	—	—	1,331
Advance to shareholders’	—	—	—	—	—	—	(4,020)	—	(4,020)
Comprehensive income:
Unrealized loss on investments, net of tax	—	—	—	—	—	—	—	(83)	(83)	$(83)
Reclassification adjustment for gains realized in net loss	—	—	—	—	—	—	—	(120)	(120)	(120)
Currency translation adjustment	—	—	—	—	—	—	—	(2,802)	(2,802)	(2,802)
Net loss	—	—	—	(9,270)	—	—	—	—	(9,270)	(9,270)

										$(12,275)

Balance, September 30, 2004	52,424,013	$535	$162,442	$(27,769)	$(6,645)	$(14,714)	$(4,020)	$411	$110,240

Balance, December 31, 2002	51,442,450	$525	$143,568	$(9,479)	$(102)	$(14,714)	$—	$(2,649)	$117,149
Exercise of stock options, includes the effect of tax benefit recognized	190,249	2	595	—	—	—	—	—	597
Shares sold to employees	108,036	1	308	—	—	—	—	—	309
Acquisition equity award	—	—	15,377	—	(10,270)	—	—	—	5,107
Amortization of deferred compensation	—	—	—	—	687	—		—	687
Comprehensive income:
Unrealized gain on investments, net of tax of $0.6 million	—	—	—	—	—	—	—	869	869	$869
Reclassification adjustment for gains realized in net income	—	—	—	—	—	—	—	(464)	(464)	(464)
Currency translation adjustment	—	—	—	—	—	—	—	3,776	3,776	3,776
Net loss	—	—	—	(483)	—	—	—	—	(483)	(483)

										$3,698

Balance, September 30, 2003	51,740,735	$528	$159,848	$(9,962)	$(9,685)	$(14,714)	$—	$1,532	$127,547

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

(d)

iGATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash Flows From Operating Activities:
Net loss	$(9,270)	$(483)
Adjustments to reconcile net (loss) income to cash used by operations:
Depreciation and amortization	6,294	4,065
Compensation expense for stock issued to shareholders	1,331	—
Gain on sale of subsidiaries	(3,749)	—
Realized gain on investments	(121)	(750)
Allowance for uncollectible accounts	(239)	(214)
Deferred income taxes	(665)	1,476
Equity in losses of affiliated companies	285	—
Loss on impairment of property and equipment	342	—
Minority interest	(56)	399
Deferred revenue	(305)	(2,798)
Amortization of deferred compensation	2,288	687
Working capital items:
Accounts receivable and unbilled receivables	(20,117)	(3,713)
Prepaid and other assets	1,906	4,178
Accounts payable	(686)	1,451
Accrued and other current liabilities	7,164	(6,309)
Cash flows provided (used) by discontinued operations	669	(341)

Net cash flows used by operating activities	(14,929)	(2,352)

Cash Flows From Investing Activities:
Additions to land, building, equipment and leasehold improvements, net	(9,814)	(4,983)
Proceeds from sales of investments, net	13,867	14,156
Acquisitions, net of cash acquired	(712)	(14,122)
Investments in unconsolidated affiliates	(1,533)	(172)
Deposit on sale of land	2,412	—
Contingent consideration	—	(1,026)
Proceeds from sale of subsidiaries	9,799	—

Net cash flows provided (used) by investing activities	14,019	(6,147)

Cash Flows From Financing Activities:
Advances to shareholders	(4,020)	—
Net proceeds from exercise of stock options	781	533

Net cash flows (used) provided by financing activities	(3,239)	533

Effect of currency translation	(1,223)	2,601

Net change in cash and cash equivalents	(5,372)	(5,365)
Cash and cash equivalents, beginning of period	36,133	56,793

Cash and cash equivalents, end of period	$30,761	$51,428

Supplemental Disclosure:
Capital expenditures included in current liabilities	$432	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

iGATE CORPORATION

(e)    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

The Unaudited Condensed Consolidated Financial Statements included herein have been prepared by iGATE Corporation (the “Company”) in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, the accompanying Unaudited Condensed Consolidated Financial Statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying Unaudited Condensed Consolidated Financial Statements as of and for the three and nine months ended September 30, 2004 and 2003 should be read in conjunction with the Company’s Consolidated Financial Statements (and notes thereto) included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2003. In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation of the accompanying Unaudited Condensed Consolidated Financial Statements have been included, and all adjustments unless otherwise discussed in the Notes to the Unaudited Condensed Consolidated Financial Statements are of a normal and recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

Earnings Per Share

The Emerging Issues Task Force (“EITF”) reached final consensuses on Issue 03-6, Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share at its March 17-18, 2004

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

meeting. Issue 03-6 addresses a number of questions regarding the computation of earnings per share (“EPS”) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating EPS. It clarifies what constitutes a participating security and how to apply the two-class method of computing EPS once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. The Company adopted EITF 03-6 during the nine month period ended September 30, 2004. The adoption of EITF 03-6 had no impact on the Company’s results of operations.

Recently Issued Accounting Pronouncements

Financial Instruments

Effective May 1, 2003, the FASB issued SFAS No 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement was effective for the Company after May 31, 2003. On November 2003, the FASB issued FASB Staff Position No. 150-3 which deferred the effective dates for applying certain provisions of SFAS 150 related to mandatorily redeemable financial instruments of certain non-public entities and certain mandatorily redeemable non-controlling interests for public and non-public companies. For public entities SFAS 150 is effective for mandatorily redeemable financial instruments entered into or modified after May 31, 2003 and is effective for all other financial instruments as of the first interim period beginning after June 15, 2003. For mandatorily redeemable non-controller interest that would not have to be classified as liabilities by a subsidiary under the exception in paragraph 9 of SFAS 150, but would be classified as liabilities by the parent, the classification and measurement previsions of SFAS 150 are deferred indefinitely. The measurement provisions of SFAS 150 are also deferred indefinitely for other mandatorily redeemable non-controlling interests that were issued before November 4, 2003. For those instruments, the measurement guidance for redeemable shares and non-controlling interests in other literature shall apply during the deferral period. The Company adopted the provisions of SFAS 150 effective June 30, 2003, and such adoption had no impact on the Company’s consolidated financial statements.

2.    Stock Based Compensation

On August 25, 2004, the Company issued 455,924 shares of common stock to two key employees of its subsidiary Quintant Inc. (“Quintant”) and cancelled 103,222 of stock options granted on August 21, 2003 that were issued at $0 exercise price in connection with modifications made to the terms of the Company’s acquisition of Quintant, which are more fully discussed below. The closing share price of the Company’s common stock at the date of issuance was $2.92. The unamortized portion of deferred compensation originally recorded upon the granting of the $0.00 exercise price options was $0.3 million. The Company recognized $1.6 million in additional compensation for the three and nine-month periods ended September 30, 2004, as a result of the issuance of this common stock and the cancellation of the stock options.

Stock options granted under the Company’s stock incentive plans are generally granted at market prices on the date of grant. Stock options granted have a maximum life of ten years from date of grant. Options granted generally vest ratably over a four year period.

The Company accounts for its stock-based compensation in accordance with Accounting Principles Based Opinion No. 25, Accounting for Stock Issued for Employees, and related interpretations using the intrinsic value method, which result in no compensation costs for options granted at fair market value.

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock based employee compensation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	(in thousands, except per share)		(in thousands, except per share)
	2004	2003	2004	2003
Net loss, as reported	$(1,816)	$(1,428)	$(9,270)	$(483)
Add: Deferred compensation expense reported in earnings	879	636	2,288	687
Add: Stock based compensation expense reported in earnings	1,331	—	1,331	—
Less: Total stock-based employee compensation expense determined under fair value method for all awards and deferred compensation expense	(2,631)	(922)	(3,943)	(1,188)

Proforma net loss	$(2,237)	$(1,714)	$(9,594)	$(984)

Loss per share:
Basic — as reported	$(0.03)	$(0.03)	$(0.18)	$(0.01)

Basic — proforma	$(0.04)	$(0.03)	$(0.18)	$(0.02)

Diluted — as reported	$(0.03)	$(0.03)	$(0.18)	$(0.01)

Diluted — proforma	$(0.04)	$(0.03)	$(0.18)	$(0.02)

Divided by:
Weighted Average Common Shares outstanding, Basic	52,922	51,664	52,710	51,573
Weighted Average Common Shares outstanding, Diluted	52,922	51,664	52,710	51,573

Deferred Compensation

In August 2003, deferred compensation in the amount of $10.5 million was recorded in conjunction with the acquisition of Quintant, Inc. which is more fully described in Note 12 in our 2003 Form 10-K. The deferred compensation related to 2.1 million shares of Company restricted stock, 0.6 million Company options granted at a $0.00 exercise price, 0.1 million Company options granted at a $3.78 exercise price, and 0.8 million of iGATE Global Solutions Limited (“sometimes herein referred to as iGS”) options granted at a discount from market value to certain continuing Quintant employees. As discussed below the Quintant deal was modified.

The Company restricted stock, which was granted to key employees of Quintant, was valued based upon the closing price of the Company’s common stock at August 20, 2003, which was $4.89 per share. Since August 21, 2003 through this most recent quarter ended September 30, 2004, deferred compensation was being recognized over a weighted average vesting period of four years. Deferred compensation recognized for the three and nine months ended September 30, 2004 was approximately $0.3 million and $0.9 million, respectively, for the restricted stock. As discussed below, the restricted stock was repurchased by the Company in October 2004.

The Company options issued at $0.00 exercise price and $3.78 exercise price were valued based upon the closing price of the Company common stock at the date of grant. Since August 21, 2003 through this most recent quarter ended September 30, 2004, deferred compensation was being recognized ratably over a four year vesting period. Deferred compensation recognized for the three and nine months ended September 30, 2004 was approximately $0.2 million and $0.6 million, respectively, for these options. As discussed below, the options issued at $0.00 exercise price were cancelled.

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On August 20, 2003, 0.3 million of iGS options were issued at a $2.18 exercise price with a market value of $5.11 per share on the same date. On August 22, 2003, 0.5 million of iGS options were issued at a $2.53 exercise price with a market value of $5.39 on the same date. Deferred compensation is being recognized ratably over a four year vesting period. Deferred compensation recognized for the three and nine months ended September 30, 2004 was approximately $0.1 million and $0.5 million, respectively, for these options.

Modification of Quintant Deal

On August 10, 2004, the Company modified the terms of the August 21, 2003, Quintant acquisition agreement (“Old Deal”), and entered into a new agreement (“New Deal”). The accounting for each respective Quintant deal was pursuant to FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation (“FIN 44”), and Emerging Issues Task Force Issue No. 00-23, Exchange of Stock Options Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44 (“EITF No. 00-23”).

Under the terms of the Old Deal, the Company issued 2.1 million shares of Company common stock, valued at $9.1 million to certain Co-Founders with vesting as follows: 25% of the common shares vest at February 1, 2004, and ratably on a quarterly basis thereafter. One Co-Founder was granted 0.5 million options that vested ratably on a quarterly basis commencing from the date of the Old Deal. Both the common stock and options granted had restrictions that were predicated on each of the Co-Founders continued employment through the vesting schedule. As discussed above, the Company originally recorded the value of the stock issued and options granted as deferred compensation to be amortized and recognized as compensation in accordance with vesting of the common stock and options, respectively.

Under the terms of the New Deal, Company common shares originally issued were repurchased by the Company and will be recorded as Treasury Stock in the fourth quarter of 2004, and all discounted options granted were cancelled. Under the New Deal, the Co-Founders received cash for their Company restricted common stock in two installments: a $4.0 million cash advance in August 2004 and $8.9 million in October 2004, which upon receipt by the Co-Founders, was used to acquire 1,526,210 shares of newly issued iGate Global Solutions (“iGS new shares”). The agreed upon purchase price of the iGS new shares was $5.83. The fair market value of the iGS new shares as of the closing date of the New Deal was $6.16. In accordance with FIN 44, these transactions and related compensation expense are recorded when the equity is received. Therefore, the Company is required to recognize compensation expense for the repurchase of the 2.1 million shares of Company restricted common stock in October 2004, in the amount of $4.3 million. Approximately, $3.8 million of compensation expense relates to the repurchase of the 2.1 million shares of Company restricted common stock and $0.5 million relates to the difference between the agreed upon purchase price and the closing fair market value of the iGS shares on October 25, 2004.

In addition, in October 2004 in connection with these transactions, the Company will accelerate the recognition of unamortized deferred compensation originally recorded in conjunction with the Old Deal, consisting of $3.1 million of unamortized deferred compensation related to the originally issued 2.1 million shares of Company common stock and $1.7 million of unamortized deferred compensation related to the cancelled stock options granted.

3.    Acquisitions and Divestitures

In February 2004, iGS acquired a 92% interest in Saint Life Pharmaceutical Research Laboratories Private Limited (“Saint Life”) for approximately $0.5 million. In July 2004, iGS acquired the remaining 8% in Saint Life Pharmaceutical Research Laboratories Private Limited (“Saint Life”) for approximately $0.2 million. iGS

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

purchased Saint Life to acquire the land that Saint Life owned which is located adjacent to the new iGS Whitefield Campus in Bangalore, India. The purchase price was allocated to Saint Life’s existing assets with no acquired intangibles. The purchase price allocation did not result in goodwill. Proforma disclosures regarding this acquisition have not been provided because they are not material to the operations of the Company.

In June 2004, the Company entered into a binding agreement with a third party to sell a tract of land located in Bangalore, India, for approximately $4.8 million. The Company received a deposit on the land in the amount of $2.4 million, and will receive the remaining portion of the proceeds upon the closing of the sale, which is expected to occur in the fourth quarter of 2004.

In June 2004, the Company sold its international professional services entity, iGATE Australia Pty. Ltd. (“Australia”) and in April 2004, the Company sold its international professional services entity. Scotland based Direct Resources Ltd. (“DRI”). Cash received for these transactions approximated $9.8 million. As required under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company has reported the sales as “discontinued operations”, net of applicable statutory tax rates, for all prior periods presented.

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

4.    Goodwill and Other Intangible Assets

Changes in the carrying value of goodwill and intangible assets by reportable segment are as follows, (in thousands):

	iGATE Solutions	iGATE Professional Services	iGATE Corporate	Consolidated
Goodwill at December 31, 2003	$7,857	$216	$551	$8,624
Foreign currency translation effect	(65)	—	—	(65)

Goodwill at September 30, 2004	$7,792	$216	$551	$8,559

The gross amounts and accumulated amortization of intangibles assets are as follows, (in thousands):

	September 30, 2004		December 31, 2003
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortizable intangible assets:
Intellectual property	$570	$197	$570	$51
Customer relationships	6,642	1,866	6,642	712
Employment contracts	1,720	540	1,720	174
Other costs	314	126	314	47

Total	$9,246	$2,729	$9,246	$984

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization expense related to identifiable intangible assets was $0.6 million and $0.1 million for the three month periods and $1.7 million and $0.1 million for the nine month periods ended September 30, 2004 and 2003, respectively. Estimated annual amortization expense for the years ended December 31, 2004 through December 2009 is shown below:

2004	$2,344
2005	$2,353
2006	$1,619
2007	$943
2008	$694
2009	$309

5.    Investments and Restricted Investments

Equity in Losses of Affiliated Companies

The Company recorded $0.1 million and $0.2 million in losses related to its joint ventures in CIBER India Pvt. Ltd. and Software AG (India) Private Ltd. for the three and nine months ended September 30, 2004, respectively. There was no joint venture activity in 2003.

Restricted Investments

The Company had short-term investments consisting of commercial paper, money market funds and corporate bonds that totaled $25.7 million and $39.6 million at September 30, 2004 and December 31, 2003, respectively. Approximately $0.7 million and $14.6 million at September 30, 2004 and December 31, 2003, respectively of these funds are to be used exclusively for iGATE Global Solutions’ purposes due to Indian governmental restrictions.

6.    Restructuring

The following table details restructuring by year implemented. The Company implemented restructuring plans during 2004, 2003, 2002 and 2001, and incurred related restructuring costs. The 2003, 2002 and 2001 restructuring plans are described more fully in Note 4 of our 2003 Form 10-K.

In June 2004, the Company restructured its United Kingdom operations. The Company incurred approximately $4.9 million related to the closing of its Red Brigade Ltd. office in Bracknell, UK, which comprised $4.6 million of early exit costs associated with the closing and $0.3 million of non cash charges related to write-offs of leasehold improvements associated with the leased property. As part of the restructuring six employees were eliminated. These employees were executive level, administrative and back office support.

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the restructuring and merger accrual at September 30, 2004 are as follows:

	Accrued December 31, 2003	Charged to Expense	Asset Write- downs	Foreign Currency Translation Effect	Cash Expenditure	Accrued September 30, 2004
	(in thousands)
2004 Lease and severance costs of office closure	$—	$4,554	$—	$—	$(391)	$4,163
2004 Fixed assets write-downs	—	342	(342)	—	—	—
2003 Severance and related items	80	—	—	—	(80)	—
2002 Lease costs of office closure	1,481	—	—	—	(837)	644
2001 Severance, bonus and related items	1,805	—	—	9	(856)	958
2001 Lease costs of office closure	1,292	—	—	9	(133)	1,168

Total	$4,658	$4,896	$(342)	$18	$(2,297)	$6,933

7.    PNC Credit Facility

The Company renewed a secured credit facility (“Credit Facility”) with PNC Bank, N.A. (“PNC”) on September 16, 2004 for 365 days. The Credit Facility provides a maximum loan amount of $25.0 million and is secured entirely by the Company’s cash. The provisions of the Credit Facility requires the Company to maintain unrestricted cash and cash equivalents of at least $30.0 million and maintain tangible net worth of at least $88.0 million. The Company has no outstanding borrowings on the Credit Facility.

8.    Income Taxes

The Company’s tax provision for the nine months ended September 30, 2004 includes charges of $2.9 million related to the establishment of valuation allowances for certain deferred tax assets of the Company. During the quarter ended June 30, 2004, the operating assets of Red Brigade UK Ltd. (“Red Brigade”) were sold to iGS. As a result of the sale, deferred tax assets in the amount of approximately $2.9 million that were generated by prior years’ net operating losses of Red Brigade will not be utilized.

The Company’s tax provision for the nine months ended September 30, 2003, included a one-time charge of $1.7 million related to the sale of eJIVA, Inc. (“eJIVA”), a U.S. subsidiary, to iGS, a controlled foreign corporation. The proceeds from the sale were treated as a distribution of iGS’ accumulated earnings and profits. For U.S. tax purposes, the taxable amount was equal to the gross distribution reduced by amounts previously included in the Company’s taxable income.

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    (Loss) income Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Basic (loss) income per share:
Loss from continuing operations	$(1,819)	$(1,429)	$(13,088)	$(617)
Income from discontinued operations net of income taxes	3	1	3,818	134

Net loss	$(1,816)	$(1,428)	$(9,270)	$(483)

Divided by:
Weighted average common shares	52,922	51,664	52,710	51,573

Net (loss) earnings per common share — Basic:
Loss from continuing operations	$(0.03)	$(0.03)	$(0.25)	$(0.01)
Earnings from discontinued operations	0.00	0.00	0.07	0.00

Basic loss income per share	$(0.03)	$(0.03)	$(0.18)	$(0.01)

Diluted (loss) income per share:
Loss from continuing operations	$(1,819)	$(1,429)	$(13,088)	$(617)
Income from discontinued operations net of income taxes	3	1	3,818	134

Net loss	$(1,816)	$(1,428)	$(9,270)	$(483)

Divided by:
Weighted average common shares	52,922	51,664	52,710	51,573
Dilutive effect of restricted and common stock equivalents	—	—	—	—

Diluted average common shares	52,922	51,664	52,710	51,573

Net (loss) earnings per common share — Diluted:
Loss from continuing operations	$(0.03)	$(0.03)	$(0.25)	$(0.01)
Earnings from discontinued operations	0.00	0.00	0.07	0.00

Net loss — Diluted	$(0.03)	$(0.03)	$(0.18)	$(0.01)

The number of outstanding options to purchase common shares for which the option exercise prices exceeded the average market price of the common shares aggregated 1.7 million and 1.4 million, for the three month periods and 1.3 million and 1.8 million for the nine month periods ended September 30, 2004 and 2003, respectively. These options were excluded from the computation of diluted earnings per share under the treasury stock method.

The calculation of diluted earnings per share would have included 0.2 million and 0.4 million shares, respectively for the three month periods and 0.2 million and 0.3 million shares, respectively for the nine month periods ended September 30, 2004 and 2003 for assumed exercise of options under the Company’s share incentive plans. The Company was in a net loss position and no anti-dilution is permitted under SFAS No. 128.

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

Effective January 1, 2003, the Company issued 108,036 shares of restricted stock to the Co-Founders. The restricted stock was issued to replace the restricted stock in eJIVA in connection with the acquisition of eJIVA by iGS. At September 30, 2004, there were 25,659 shares that were returned and these shares have been recorded as Treasury Stock.

11.    Segment Information

In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company has three reportable operating segments, which have been defined by management, based primarily on the Company’s strategy and business focus for the future.

During the second quarter of 2004, the Company recast its segments to include the results of Global Financial Services, Inc. (“GFS’) as part of iGATE Professional Services (“IPS”). In prior years, GFS’s operations were included as part of iGATE Solutions segment. The Company’s segments for all periods presented have been recast for this change.

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

iGATE Solutions has ODCs located in Bangalore, Hyderabad, Chennai, Delhi, and Pune, India and Wuxi, China. iGS has global development centers (“GDCs”) located in Canada and the U.S. The GDCs can deliver both near shore (“work performed primarily at the client site”) and offshore services (“work performed primarily in India”) dependent upon customer location and expectations. iGATE Solutions operates in India, Canada, the U.S., Europe, Singapore, Malaysia, Japan, China and Australia.

iGATE Professional Services (“IPS”)

The IPS segment’s service offerings include a variety of client-managed and supervised IT staffing service offerings which include enterprise resource package implementation and integration, application support services and client directed software design and customization. The IPS segment also offers training as a service to its customers.

The IPS segment services U.S. and Canada. As discussed in Note 3, the Company sold its Australian operation on June 1, 2004 and its Scotland based operation Direct Resources Ltd. on April 1, 2004.

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

The following tables present selected financial information for the Company’s reporting segments for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30, 2004
	iGATE Solutions	iGATE Professional Services	iGATE Corporate	Total
	(Dollars in thousands)
External revenues	$31,704	$34,440	$421	$66,565
Cost of revenues	22,467	26,968	293	49,728

Gross margin	9,237	7,472	128	16,837
Selling, general and administrative	11,673	3,767	2,871	18,311

(Loss) income from operations	$(2,436)	$3,705	(2,743)	(1,474)

Other income, net			611	611
Minority interest			(73)	(73)
Equity in losses of affiliated companies			(98)	(98)

Loss before income taxes			$(2,303)	$(1,034)

	Three Months Ended September 30, 2003
	iGATE Solutions	iGATE Professional Services	iGATE Corporate	Total
	(Dollars in thousands)
External revenues	$37,838	$22,085	$415	$60,338
Cost of revenues	26,122	16,680	273	43,075

Gross margin	11,716	5,405	142	17,263
Selling, general and administrative	12,948	3,256	3,099	19,303

(Loss) income from operations	$(1,232)	$2,149	(2,957)	(2,040)

Other income, net			81	81
Minority interest			117	117

Loss before income taxes			$(2,759)	$(1,842)

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Nine Months ended September 30, 2004
	iGATE Solutions	iGATE Professional Services	iGATE Corporate	Total
	(Dollars in thousands)
External revenues	$100,379	$94,571	$1,546	$196,496
Cost of revenues	71,145	74,185	906	146,236

Gross margin	29,234	20,386	640	50,260
Selling, general and administrative	34,728	11,349	8,488	54,565
Restructuring charges	4,896	—	—	4,896

(Loss) income from operations	$(10,390)	$9,037	(7,848)	(9,201)

Other income, net			867	867
Minority interest			56	56
Equity in losses of affiliated companies			(285)	(285)

Loss before income taxes			$(7,210)	$(8,563)

	Nine Months Ended September 30, 2003
	iGATE Solutions	iGATE Professional Services	iGATE Corporate	Total
	(Dollars in thousands)
External revenues	$109,522	$68,361	$994	$178,877
Cost of revenues	75,213	50,953	586	126,752

Gross margin	34,309	17,408	408	52,125
Selling, general and administrative	32,822	10,256	8,309	51,387

Income (loss) from operations	$1,487	$7,152	(7,901)	738

Other income, net			1,635	1,635
Minority interest			(399)	(399)

(Loss) income before income taxes			$(6,665)	$1,974

(1)	Corporate activities include general corporate expenses, interest income and expense, equity in losses of unconsolidated affiliates, minority interest, loss from joint ventures, restructuring charges and merger related expenses not identified to a specific segment, and other unallocated charges. The Company evaluates segments based on income (loss) from operations. Since certain administrative and other operating expenses or income sources have not been allocated to the operating business segments, this basis is not necessarily a measure computed in accordance with generally accepted accounting principles and it may not be comparable to other companies.

Assets by segment were as follows:

	September 30, 2004	December 31, 2003
	(Dollars in thousands)
iGATE Solutions	$86,979	$93,013
iGATE Professional Services	35,466	19,926
iGATE Corporate including Discontinued Operations	53,599	68,001

Total assets	$176,044	$180,940

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue and assets by geographic area consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Revenues:
United States	$48,222	$36,650	$141,529	$112,686
Canada	8,541	7,034	24,450	21,156
Europe and Africa	5,497	5,685	17,406	16,745
Pacific Rim	4,305	10,969	13,111	28,290

Total revenues.	$66,565	$60,338	$196,496	$178,877

	September 30, 2004	December 31, 2003
	(Dollars in thousands)
Assets:
United States	$106,661	$93,200
Canada	10,282	7,449
Europe and Africa	7,603	9,462
Pacific Rim	51,498	70,829

Total assets	$176,044	$180,940

The following is a concentration of revenues greater than 10% for the periods shown:

	Three Month Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
General Electric Company
iGATE Solutions	39%	35%	37%	35%
iGATE Consolidated	19%	22%	19%	21%
International Business Machines Corporation
iGATE Professional Services	24%	18%	23%	14%
iGATE Consolidated	13%	—	11%	—
Wachovia Corporation
iGATE Professional Services	13%	—	13%	—
iGATE Consolidated	—	—	—	—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Unless otherwise indicated or the context otherwise requires, all references in this report to “iGATE”, the “Company”, “us”, “our”, or “we” are to iGATE Corporation, a Pennsylvania corporation, and its consolidated subsidiaries. iGATE, formerly named iGATE Capital Corporation, through its operating subsidiaries, is a worldwide provider of information technology (“IT”) and Offshore Outsourcing services to large and medium-sized organizations. These services include offshore outsourcing, enterprise resource planning (“ERP”) package implementation and integration services, software development and applications maintenance outsourcing services, client/server design and development and conversion/migration services.

Overview

The use of Offshore Outsourcing Services for IT and Business Process Outsourcing Services (“BPO”) is emerging as a global trend in numerous countries and industries. Our clients recognize that offshore outsourcing is a very effective way to provide high quality, timely and cost-effective IT and BPO services.

IT Services which we deliver using our offshore centers include software application development and maintenance and implementation and support of enterprise applications, data management and integration, business intelligence and embedded systems development. We believe that we deliver to our clients high quality solutions at a substantial savings by using our global pool of highly talented people.

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

In 2004 and 2003, we made several acquisitions and alliances. The results of the acquired businesses are included in our September 30, 2004 reportable segments and consolidated results. The following is a brief recap of the acquisitions and alliances that we made in 2004 and 2003. The acquisitions are listed in chronological order, beginning with our initial acquisition in 2003.

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

In August 2003, iGS and iGATE Corporate acquired Quintant, Inc. Due to certain provisions within the acquisition agreement, we have accounted for the acquisition as a majority-owned subsidiary since August 2003.

In October 2003, iGS entered into an India-based joint venture agreement with Software AG. IGS has a 49% ownership stake in the Company.

In December 2003, iGS acquired the assets of IdeaSpace Solutions Limited (“IdeaSpace”) for $1.5 million.

Business Developments

On August 10, 2004, we modified the terms of the August 21, 2003, Quintant acquisition agreement (“Old Deal”), and entered into a new agreement (“New Deal”).

Under the Old Deal, we issued 2.1 million restricted shares of our common stock to three Quintant Co-Founders and granted 0.5 million stock options with a $0.00 exercise price to the fourth Quintant Co-Founder. Under the terms of the New Deal, our common shares originally issued will be repurchased by us and be recorded as Treasury Stock, and all discounted options granted will be cancelled with no re-issuance.

As part of the New Deal, we paid the Co-Founders $4.0 million in cash in August 2004 and $8.9 million in October 2004, which was used by the Co-Founders to purchase 1,526,210 shares of newly issued iGate Global Solutions (“iGS new shares”), our majority-owned Indian subsidiary. The iGS shares were purchased at a discount from the prevailing market value by the Co-Founders.

Since August 21, 2003, and through this most recent quarter ended September 30, 2004, we have been recognizing compensation expense based upon the vesting of the common stock issued and stock options granted. In October 2004, we will accelerate our recognition of compensation expense in the amount of $4.8 million, of which $3.1 million is related to the issuance of 2.1 million shares of our common stock and $1.7 million related to the cancelled $0.00 exercise price stock options. In addition, we will record additional compensation expense in the amount of $3.8 million related to the repurchase of the iGATE restricted common stock and $0.5 million related to the iGS stock purchased at a discount.

On August 25, 2004, we issued 455,924 common shares to two key employees of Quintant and cancelled 103,222 of stock options issued on August 21, 2003, at $0.00 exercise price. The closing share price of the Company’s stock at the date of issuance was $2.92. We recorded compensation expense in the amount of $1.3 million related to the issuance of shares and $0.3 million related to the canceling of stock options. These costs were recorded as part of our iGate Solutions segment.

In February 2004, iGS acquired 92% of Saint Life for approximately $0.5 million. iGS acquired Saint Life solely for the land that it owns that is adjacent to the iGS Whitefield Campus in Bangalore, India.

On June 1, 2004, our majority-owned subsidiary Symphoni Interactive LLC was sold to iGS, our majority-owned Indian subsidiary.

In May 2004, we sold the assets of our majority-owned subsidiary of Red Bridgade UK Ltd., to iGS.

In May 2004, iGS acquired an additional 5% of stock ownership of Concours Group (“Concours”) for approximately $1.25 million, increasing their ownership to approximately 10%.

In June 2004, we sold our Australia affiliate, iGATE Asia Pacific Pty Ltd. (“Australia”). In April 2004, we sold our Scotland based affiliate Direct Resources Pty Ltd. (“DRI”). Cash received for these transactions approximated $9.8 million. As required under accounting rules, we will report prior periods presented as discontinued operations, net of applicable statutory taxes.

In July 2004, iGS acquired the remaining 8% in Saint Life Pharmaceutical Research Laboratories Private Limited (“Saint Life”) for approximately $0.2 million.

Reportable Financial Segments

We segment our business according to our service offerings and our approach to: (1) reflect the way the chief operating decision makers analyze and manage our businesses; and (2) provide the readers of our financial statements a much simpler view of our business. The composition of segments and measure of segment profitability is consistent with that used by the Company’s management.

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

The majority of our revenues in the iGATE Solutions segments are derived through iGS, our publicly held Indian subsidiary. Our iGATE Solutions segment has approximately 3,500 employees.

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

The iGATE Solutions segment services customers in a wide range of industries. The segment’s largest customer is General Electric Company (“GE”). During the three and nine months ended September 30, 2004, GE contributed 39% and 37%, respectively, of iGATE Solutions segment revenues as compared to 35% for the comparable three and nine months ended September 30, 2003. iGS is a Global Preferred Partner of GE. Its Global Preferred Partnership status was renewed in November 2003 through the end of 2006.

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

The IPS segment serves a wide variety of customers in numerous industries in the U.S. and Canada. The revenues of the IPS segment for the quarter ended September 30, 2004 were generated in North America. The segment has approximately 1,090 employees.

The segment’s two largest customers are International Business Machines Corporation (“IBM”) and Wachovia Corporation. During the three and nine months ended September 30, 2004, IBM contributed 24% and 23%, respectively, of IPS segment revenues, as compared to 18% and 15% for the comparable three and nine months ended September 30, 2003, respectively. Wachovia Corporation contributed 13% of the IPS segment revenues during the three and nine months ended September 30, 2004. Wachovia Corporation did not contribute greater than 10% revenue for either the three or nine months ended September 30, 2003.

iGATE Corporate

Our iGATE Corporate segment includes the operations of jobcurry Systems Private Limited (“jobcurry”), ICRI, DiagnoSearch and corporate and other unallocated costs. jobcurry continues to provide recruiting and placement services for iGATE and outside customers. ICRI and DiagnoSearch contracts with pharmaceutical companies to conduct clinical trials on their behalf. DiagnoSearch performs offshore clinical trials. These entities are excluded from the above segments due largely to their dissimilar service offerings and certain economic characteristics. The segment has approximately 170 employees.

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

Critical Accounting Policies

See Note 1 to the Consolidated Financial Statements set forth on pages 44 to 54 of the 2003 Form 10-K for a complete description of our significant accounting policies.

Financial Instruments

Effective May 1, 2003, the FASB issued SFAS No 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement was effective for the Company after May 31, 2003. On November 2003, the FASB issued FASB Staff Position No. 150-3 which deferred the effective dates for applying certain provisions of SFAS 150 related to mandatorily redeemable financial instruments of certain non-public entities and certain mandatorily redeemable non-controlling interests for public and non-public companies. For public entities SFAS 150 is effective for mandatorily redeemable financial instruments entered into or modified after May 31, 2003 and is effective for all other financial instruments as of the first interim period beginning after June 15, 2003. For mandatorily redeemable non-controller interest that would not have to be classified as liabilities by a subsidiary under the exception in paragraph 9 of SFAS 150, but would be classified as liabilities by the parent, the classification and measurement previsions of SFAS 150 are deferred indefinitely. The measurement provisions of SFAS 150 are also deferred indefinitely for other mandatorily redeemable non-controlling interests that were issued before November 4, 2003. For those instruments, the measurement guidance for redeemable shares and non-controlling interests in other literature shall apply during the deferral period. The Company adopted the provisions of SFAS 150 effective June 30, 2003, and such adoption had no impact on the Company’s consolidated financial statements.

Results of Operations of Our Operating Segments: iGATE Solutions, IPS and iGATE Corporate for the Three Months Ended September 30, 2004 as Compared to Three Months Ended September 30, 2003:

Effective during the second quarter of 2004, we have recast our segments to include the operations of GFS as part of the IPS segment. The following discussion compares our operating segments without the operations of iGATE Australia Pty Ltd. and Direct Resources Ltd., which are being treated as discontinued operations. Prior to their sale both entities were part of our IPS operating segments.

iGATE Solutions

Revenues for our iGATE Solutions segment for the three months ended September 30, 2004 were $31.7 million, a decrease of $6.1 million or 16.2%, as compared to $37.8 million, for the three months ended September 30, 2003. Our revenue decline was attributable to several factors. Our customers have continued to move some of the work we do for them to India, at a much lower billing rate, negatively affecting our revenue base. As we continue to focus on our offshore customer relationships, we are in the process of winding down certain relationships that do not focus on offshore delivery. In addition, we have experienced revenue declines in our top ten customer base and have been unable to increase our non-GE revenues as rapidly as we expected.

The gross margin as a percent of sales (“gross margin percentage”) for iGATE Solutions was 29.1% for the three months ended September 30, 2004, as compared to 31.0% for the three months ended September 30, 2003. The factors contributing to the decline in gross margin were a combination of pricing pressures from customers, higher utilization of subcontractor labor versus salaried consultants, wage increases, and project cost overruns related to direct labor on projects.

Selling, general and administrative expenses (“S,G&A”) include all costs that are not directly associated with our iGATE Solutions segment’s revenue generating consultants. S,G&A expenses include non-consultant salaries and employee benefits, recruiting and training costs, rent, depreciation and amortization, as well as communications and facilities costs. Also included in S,G&A costs are compensation charges incurred as a result of the acquisition of Quintant and amortization of acquired intangible assets incurred as a result of acquisitions within iGATE Solutions. S,G&A costs for the three months ended September 30, 2004 were $11.7 million or 36.8% of revenues, as compared to $12.9 million or 34.2% of revenues for the comparable three months ended September 30, 2003.

Operating loss as a percent of sales (“operating loss percentage”) for the iGATE Solutions segment for the three months ended September 30, 2004 was 7.7%, as compared to an operating loss percentage of 3.3% for the three months ended September 30, 2003. The loss was a result of declines in gross margins and increases in

S,G&A as a percentage of sales. We believe we have the necessary cost infrastructure in place and expect to become profitable as revenues grow.

iGATE Professional Services (“IPS”)

Revenues for our IPS segment for the three months ended September 30, 2004 were $34.4 million, an increase of $12.3 million or 55.9%, as compared to $22.1 million for the three months ended September 30, 2003. Overall, demand for our staffing services increased during the quarter as we continued to see evidence of more favorable trends in the IT services market.

The gross margin percentage for our IPS segment was 21.7% for the three months ended September 30, 2004, as compared to 24.5% for the three months ended September 30, 2003. The contributing factors to the decline in gross margin was a combination of pricing pressures, increases in subcontractor versus salaried consultants and increases in business from the preferred vendor pass-through arrangement in our Canadian staffing operations. Pass through arrangements allow for minimal profit margins on services rendered. As we continue to increase the pass through portion of our business, our gross margins will continue to be negatively impacted.

S,G&A costs for the three months ended September 30, 2004 were $3.8 million, or 10.9% of revenues, as compared to $3.3 million, or 14.7% of revenues, for the comparable three months ended September 30, 2003. While costs in absolute dollars remained consistent during the quarter, our expenses as a percentage of our overall IPS revenues decreased due to our increase in revenue volume.

Operating income as a percent of sales (“operating income percentage”) for the IPS segment for the three months ended September 30, 2004 was 10.8%, as compared to 9.7% for the three months ended September 30, 2003. Operating income increased due to higher gross profit dollars related to the revenue increase and a lower percentage of S,G&A.

iGATE Corporate (“iGATE”)

Revenues for the iGATE segment for the three months ended September 30, 2004 were $0.4 million, consistent with revenues of $0.4 million for the comparable three months ended September 30, 2003.

Gross margin percentage was 30.4% for the three months ended September 30, 2004 compared to 34.2% for the three months ended September 30, 2003. The change in gross margin as a percent of sales is a result of the addition of DiagnoSearch in 2004, which contributed additional costs of $0.1 million for the quarter.

iGATE’s segment S,G&A expenses were $2.9 million, a decrease of $0.2 million or 7.4 % for the three months ended September 30, 2004, as compared to $3.1 million the three months ended September 30, 2003. In 2003, the iGATE segment incurred additional legal and accounting costs related to the 2003 acquisition of Quintant.

Components of other income for the three months ended September 20, 2004, were comprised of interest income of $0.2 million, favorable foreign currency translation gains of $0.3 million and miscellaneous income of $0.2 million offset by interest expense of certain discounted liabilities of $0.1 million. For the three months ended September 30, 2003, components of other income included interest income of $0.3 million, offset by $0.2 million of interest expense on certain discounted liabilities.

Minority interest reflects the share of the net income or loss of our majority-owned operating subsidiaries attributable to the minority owners. Minority interest amounted to expense of $0.1 million for the three months ended September 30, 2004, compared to income of $0.1 million for the three months ended September 30, 2003. The minority interest income for the three months ended September 30, 2004 was the minority share of the net income of iGS and net losses of DiagnoSearch. For the three months ended September 30, 2003, the minority interest expense was the minority share of the net losses of iGS and ICRI.

Equity in losses in affiliated companies for the three months ended September 30, 2004 totaled $0.1 million and are related to our joint ventures with CIBER and SAG. We had no joint venture activity in 2003.

Our income tax provision was $0.8 million at an effective rate of negative 76% for the three months ended September 30, 2004, due primarily to nondeductible expenses related to the Quintant transaction. As a result of the asset sale of Red Brigade to iGS, deferred tax assets of approximately $2.9 million that were generated by prior years’ net operating losses of Red Brigade will expire and not be utilized. iGS will renew an Indian tax holiday related to its new Whitefield campus. The tax holiday will extend through 2009. Our income tax provision for the three months ended September 30, 2003 was $0.4 million at an effective rate of 22%, and the significant item comprising our effective rate was a deemed distribution from iGS in conjunction with the January 1, 2003 sale of eJIVA to iGS.

On a consolidated basis, we incurred a net loss from continuing operations of $1.8 million for the three months ended September 30, 2004, as compared to net loss of $1.4 million for the three months ended September 30, 2003. Our net loss is mainly due to compensation expense recorded in conjunction with the Quintant acquisition.

Results of Operations of Our Operating Segments: iGATE Solutions, IPS and iGATE Corporate for the Nine Months Ended September 30, 2004 as Compared to the Nine Months Ended September 30, 2003:

Effective during the second quarter of 2004, we have recast our segments to include the operations of GFS as part of the IPS segment. The following discussion compares our operating segments without the operations of iGATE Australia Pty Ltd. and Direct Resources Ltd., which are being treated as discontinued operations. Prior to their sale both entities were part of our IPS operating segments.

iGATE Solutions

Revenues for iGATE Solutions for the nine months ended September 30, 2004 were $100.4 million, a decrease of $9.1 million or 8.3%, as compared to $109.5 million for the nine months ended September 30, 2003. Our customers have moved a portion of the work we do for them to India, at a much lower billing rate, negatively affecting our revenue basis. In addition, we have experienced revenue declines in our top ten customer base, have begun to wind down some revenue streams that do not have an offshore focus and have been unable to increase our non-GE revenues as rapidly as we expected.

Gross margin percentage for iGATE Solutions was 29.1% for the nine months ended September 30, 2004, as compared to 31.3% for the nine months ended September 30, 2003. The factors contributing to the decline in gross margins were a combination of pricing pressures from customers, higher utilization of subtracted labor versus salaried consultants, wage increases and project cost overruns related to direct labor on projects.

S,G&A costs for the nine months ended September 30, 2004 were $34.7 million or 34.6% of revenues, as compared to $32.8 million or 30.0% of revenues for the nine months ended September 30, 2003. The increase in S,G&A for the period was due to compensation expense in the amount of $1.6 million related to the Quintant acquisition that was modified in the third quarter of 2004 and costs associated with a termination of leased office space in the U.K. in the amount of $4.9 million.

Operating loss percentage for the nine months ended September 30, 2004 was 10.4%, as compared to operating income of 1.4% for the nine months ended September 30, 2003. Our operating loss for the current period was due to lower gross margins and increases in S,G&A costs attributable to acquisitions and continued investments in our offshore infrastructure. We believe we have the necessary cost infrastructure in place and expect to become profitable as revenue grows.

iGATE Professional Services (“IPS”)

Revenues for IPS for the nine months ended September 30, 2004 were $94.6 million, an increase of $26.2 million or 38.3%, as compared to $68.4 million. Overall demand for our staffing services has increased for the period as we continue to see favorable trends in the IT services market.

Gross margin percentage for IPS was 21.5% for the nine months ended September 30, 2004, as compared to 25.5% for the nine months ended September 30, 2003. The contributing factors to the decline in gross margin was a combination of pricing pressures, increases in subcontractor versus salaried consultants and increases in business from the preferred vendor pass-through arrangement in our Canadian staffing operations. Pass through arrangements allow for minimal profit margins on services rendered. As we continue to increase the pass through portion of our business our gross margins will continue to be negatively impacted.

S,G&A costs for the nine months ended September 30, 2004 were $11.3 million or 12.0% of revenues, as compared to $10.3 million or 15.0% of revenues. While our S,G&A costs increased in absolute dollars, it has decreased as a percentage of revenues.

Operating income percentage for the nine months ended September 30, 2004 was 9.6%, as compared to 10.5% for the nine months ended September 30, 2003. Operating income increased by $1.9 million due to increases in revenue and decreases in S,G&A costs as a percentage of revenues.

iGATE Corporate (“iGATE”)

Revenues for iGATE for the nine months ended September 30, 2004 were $1.5 million, an increase of $0.5 million from revenues of $1.0 million for the comparable nine months ended September 30, 2003. This increase in revenue over the comparable period was due to our acquisition of DiagnoSearch and increases in revenue from jobcurry.

Gross margin percentage was 41.4% for the nine months ended September 30, 2004, as compared to 41.0% for the nine months ended September 30, 2003. Our gross margins have remained consistent for comparable periods as revenue increases in jobcurry have offset increases in direct costs of DiagnoSearch.

S,G&A costs were $8.5 million, an increase of $0.2 million or 2.2% for the nine months ended September 30, 2004, as compared to $8.3 million. The increase in S,G&A costs were partly attributable to added incremental costs related to our acquisition of Quintant.

Components of other income for the nine months ended September 30, 2004 were comprised of interest income of $0.6 million, favorable foreign currency translation gains of $0.2 million and miscellaneous income of $0.2 million offset by interest expense of certain discounted liabilities of $0.1 million. For the nine months ended September 30, 2003, components of other income included interest income of $2.3 million, favorable foreign currency translation gains of $0.1 million offset by interest expense on certain discounted liabilities of $0.8 million.

Minority interest reflects the share of the net income or loss of our majority-owned operating subsidiaries attributable to the minority interest owners. For the nine months ended September 30, 2004, minority interest income totaled $0.1 million attributable to iGS and DiagnoSearch. For the nine months ended September 30, 2003, minority interest expense totaled $0.4 million which included the minority share of the net income of iGS and net losses of ICRI.

Equity in losses of affiliated companies for the nine months ended September 30, 2004 totaled $0.3 million and are related to our joint ventures with CIBER and SAG. We had no joint venture activity in 2003.

Our income tax provision was $4.5 million at an effective rate of negative of 53% for the nine months ended September 30, 2004. The significant items comprising our affective tax rate was the gain on the sale of Australia and valuation allowances recorded against certain deferred tax assets. As a result of the asset sale of Red Brigade to iGS, deferred tax assets of approximately $2.9 million that were generated by prior years’ net operating losses of Red Brigade will expire and not be utilized. iGS will renew an Indian tax holiday related to its new Whitefield campus. The tax holiday will extend through 2009. Our income tax provision for the nine months ended September 30, 2003 was $2.6 million at an effective rate of 131%. The significant item affecting our effective tax rate was a deemed distribution from iGS in conjunction with the January 1, 2003 sale of eJIVA to iGS.

On a consolidated basis, we incurred a net loss from continuing operations of $13.1 million for the nine months ended September 30, 2004, as compared to net loss of $0.6 million for the nine months ended September 30, 2003. Our net loss is primarily due to our increased investment in infrastructure costs of our offshore locations, the restructuring charges related to our UK operations and valuation allowances recorded against deferred tax assets.

For the nine months ended September 30, 2004, our discontinued operations, which is comprised of our Australian and Scotland entities, had after tax income of $3.8 million as compared with income of $0.1 million for the nine months ended September 30, 2003. In June 2004, we sold Australia and DRI, recognizing a gain of approximately $3.7 million.

Liquidity and Capital Resources

Our working capital decreased by $10.2 million from December 31, 2003 to September 30, 2004. Our accounts receivable increased by $20.4 million from December 31, 2003 and our number of days sales outstanding increased to 95 days at September 30, 2004 from 73 days at December 31, 2003. The increase in days sales outstanding was due to our transfer of certain back office finance and accounting functions to India as part of our overall initiative to better manage costs. We expect that cash flows will continue to be negatively impacted over the next few quarters until the back office transition has been completed.

At September 30, 2004, we had cash and short-term investments of $30.8 million and $25.7 million, respectively, as compared to cash and short-term investments of $36.1 million and $39.6 million, respectively, at December 31, 2003. We used our cash reserves during the current period for operating purposes mainly due to slower accounts receivable collections as a result of our outsourcing of accounts receivable collections. Short-term investments consisted mainly of highly liquid short-term investments for each of the periods presented. Our focus over the past two years has been liquidity along with the preservation of our principal holdings.

In June 2004, we sold iGate Australia and DRI for $9.8 million in cash. The cash proceeds were to be used for operating purposes.

We restructured our businesses in each of 2004, 2003, 2002 and 2001. As a result of these restructurings, we will be required to make cash payments in future years. The nature of the payments and the reasons for the restructurings are discussed more fully in Note 4 of our 2003 Form 10-K. The following table details the cash payments that we will be required to make in the future years:

(Dollars in thousands)	2004	2005	2006	2007	2008	Thereafter
Severance, bonus and related items	$342	$616	$—	$—	$—	$—
Lease costs of office closure	649	1,974	869	711	711	1,061

Total	$991	$2,590	$869	$711	$711	$1,061

We also have financial commitments related to future payouts and existing leases on our occupied space. Our commitments are as follows:

(Dollars in thousands)	2004	2005	2006	2007	2008	Thereafter
Quintant purchase (see below)	$8,904	$—	$—	$—	$—	—
Leases	755	3,802	2,236	1,885	1,600	1,341

Total	$9,659	$3,802	$2,236	$1,885	$1,600	$1,341

We renewed our secured credit facility (“Credit Facility”) with PNC Bank on September 16, 2004 for 365 days. Our borrowing availability under the Credit Facility is $25.0 million. We have no outstanding borrowings on the Credit Facility. As part of our agreement with PNC Bank, we are required to maintain cash and cash equivalents of at least $30 million and maintain net tangible worth of at least $88 million.

Unless otherwise discussed, we did not use our cash reserves for any other significant financing or investing activities, with the exception of cash being transferred from money-market accounts or other short-term investments sales of $13.9 million, net), certain capital expenditures that were incurred during the normal course of business (net additions of $9.8 million) and the exercise of employee stock options of $1.3 million.

In 2004, we acquired Saint Life for approximately $0.7 million.

In 2004, we funded approximately $0.3 million in our investments in CIBER and Software AG. We may be required to continue to fund these joint ventures based upon our pro-rata ownership percentage.

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

Contractual Commitments

As previously discussed, we restructured the terms of the August 21, 2003, Quintant acquisition agreement. As a result, we paid the Co-Founders approximately $4.0 million in cash advances in August 2004 and will pay approximately $8.9 million in October 2004, which was used by the Co-Founders to purchase 1,526,210 shares of newly issued iGate Global Solutions (“iGS new shares”), our majority-owned Indian subsidiary.

In June 2004, we entered into a binding agreement with a third party to sell a tract of land located in Bangalore, India for approximately $4.8 million. We received a deposit on the land in the amount of $2.4 million, and will receive the remaining portion of the proceeds upon the closing of the sale. The sale is expected to close during the fourth quarter of 2004.

In conjunction with iGS’s acquisition of Concours stock, iGS has committed approximately $1.25 million to acquire additional shares within eighteen months of the May 2004 transaction.

As part of our acquisition of DiagnoSearch, we may be required to fund DiagnoSearch’s existing operations for an amount of up to $3.0 million, based upon mutually agreed upon operating needs. In July 2004, we funded an additional $0.3 million of this requirement. In 2003, we funded $0.3 million of this requirement.

We have committed to building a new campus on 14 acres of land located in Bangalore, India. Total estimated costs of Phase II of this project will approximate $10.0 million and this phase is expected to be completed in December 2004. Phase I was completed in February 2004 at a cost of approximately $5.0 million.

Inflation

We do not believe that inflation had a significant impact on our results of operations for the periods presented. On an ongoing basis, we attempt to minimize any effects of inflation on our operating results by controlling operating costs and whenever possible, seeking to ensure that billing rates reflect increases in costs due to inflation.

For all significant foreign operations, the functional currency is the local currency. Assets and liabilities of these operations are translated at the exchange rate in effect at each period end. Statement of Operations accounts are translated at the average rate exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included as a component of other comprehensive income (loss). Realized gains and losses from foreign currency transactions are included in net loss for the periods presented. Exchange rate translations did not have a significant impact on operations for the quarter ended September 30, 2004.

Seasonality

Our operations are generally not affected by seasonal fluctuations. However, our consultants’ billable hours are affected by national holidays and vacation policies, which vary by country and by operating company.

Economic Trends and Outlook

We have experienced a revenue increase of $6.2 million or 10.3% for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. We have experienced increases in demand in the financial services solutions and North America staffing businesses. While we have begun to see some stability in the IT services environment, we are still financially impacted by pricing pressures, decreases in IT budgeting and increased compensation.

Over the past three quarters, our focus has been on the development of our offshore outsourcing capabilities and delivery, integrating acquisitions and hiring seasoned executives in iGS. Now that we have the appropriate infrastructure in place, we believe that we have positioned iGS to benefit from the high-growth offshore outsourcing market and expect to see both revenue and profitability improvements in the first half of 2005.

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

The following analysis presents the hypothetical changes in fair values of public equity investment that is sensitive to changes in the stock market (in millions):

	Valuation of securities given X% decrease in each stock price			Fair Value as of September 30, 2004	Valuation of securities given X% increase in each stock price
	(75%)	(50%)	(25%)		25%	50%	75%
Corporate equities.	$0.1	$0.2	$0.3	$0.5	$0.6	$0.7	$0.8

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

ITEM 4.    CONTROLS AND PROCEDURES

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of September 30, 2004. Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There is no change in the Company’s “internal control over financial reporting” (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

(i) The Company filed a Form 8-K dated September 20, 2004 disclosing that the Company has renewed its Credit Facility with PNC Bank N.A. for 365 days effective September 16, 2004, to expire on September 15, 2005.

(ii) The Company filed a Form 8-K/A-2 dated August 18, 2004 providing proforma results of its sales of two of its international staffing operations.

(iii) The Company filed a Form 8-K dated August 15, 2004 disclosing the Company’s operating results for the three months ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under signed thereunto duly authorized.

IGATE CORPORATION

November 9, 2004	By:	/s/ SUNIL WADHWANI
Sunil Wadhwani
Chief Executive Officer

November 9, 2004	By:	/s/ MICHAEL ZUGAY
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