Form 10-K
period 2004-12-31
IGATE CORP
filed 2005-04-07
CIK 1024732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2004 (based on the closing price of such stock as reported by NASDAQ on such date) was $84,889,352.

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of March 31, 2005 was 52,563,797 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement, prepared for the Annual Meeting of Shareholders scheduled for May 26, 2005 to be filed with the Commission are incorporated by reference into Part III of this report.

iGATE CORPORATION

2004 FORM 10-K

PART I

ITEM 1.    BUSINESS

Overview

This Annual Report on Form 10-K (“Annual Report”) contains statements that are not historical facts and that constitute “forward-looking statements” within the meaning of such term under the Private Securities Litigation Reform Act of 1995. These forward-looking statements include our financial growth and liquidity projections as well as statements concerning our plans, strategies, intentions and beliefs concerning our business, cash flows, costs and the markets in which we operate. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify certain forward-looking statements. These forward-looking statements are based on information currently available to us, and we assume no obligation to update these statements as circumstances change. There are risks and uncertainties that could cause actual events to differ materially from these forward-looking statements. While we cannot predict all of the risks and uncertainties, they include, but are not limited to, our ability to predict our financial performance, the level of market demand for our services, the highly-competitive market for the types of services that we offer, the impact of competitive factors on profit margins, market conditions that could cause our customers to reduce their spending for our services, our ability to create, acquire and build new businesses and to grow our existing businesses, our ability to attract and retain qualified personnel, our ability to reduce costs and conserve cash, currency fluctuations and market conditions in India and elsewhere around the world, political and military tensions in India and South Asia, changes in generally accepted accounting principles and/or their interpretation and other risks that are discussed in the section of Item 1 of this Annual Report entitled “Risk Factors” and in other sections of this Annual Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)”.

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

Business Overview

The use of Offshore Outsourcing Services for IT and Business Process Outsourcing Services (“BPO”) has emerged as a global trend in numerous countries and industries. Our clients recognize that offshore outsourcing is a very effective way to provide high quality, timely and cost-effective IT and BPO services.

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

Business Development

On August 10, 2004, we modified the terms of the acquisition agreement dated as of August 21, 2003 relating to our acquisition of Quintant Inc. (“Initial Quintant Transaction Structure”), and entered into a new agreement with the founders and principal shareholders of Quintant (“Modified Quintant Transaction Structure”). The principal reasons that the Quintant acquisition structure was modified were (a) to have the Quintant co-founders more closely aligned to the stock value of iGS, rather than the Company’s common stock, and (b) to simplify the ownership structure of Quintant whereby Quintant will be owned 100% by iGS, rather than the original ownership structure where Quintant was jointly owned by iGS and iGate.

Under the Initial Quintant Transaction Structure, we granted 2.1 million restricted shares of our common stock to three Quintant Co-Founders and granted 0.5 million stock options with a $0.00 exercise price to a fourth Quintant Co-Founder. Under the terms of the Modified Quintant Transaction Structure, our restricted shares were cancelled and recorded as a reduction of additional paid in capital, and all discounted options previously granted were cancelled with no re-issuance.

As part of the Modified Quintant Transaction Structure, we paid the Quintant Co-Founders $4.0 million in cash in August 2004 and $8.9 million in cash in October 2004. The cash payments made in October 2004 were used by the Quintant Co-Founders to purchase 1,526,211 shares (“iGS new shares”) of newly issued shares of iGate Global Solutions, our majority-owned Indian subsidiary (“iGS”). The iGS new shares were purchased at a discount from the prevailing market value by the Quintant Co-Founders.

Since August 21, 2003, we recognized compensation expense based upon the vesting of the restricted stock and stock options granted. In October 2004, we accelerated our recognition of compensation expense in the amount of $4.8 million, of which $3.1 million is related to the cancellation of the 2.1 million shares of our restricted stock and $1.7 million related to the cancelled $0.00 exercise price stock options. In addition, we recorded compensation expense in the amount of $5.2 million related to the Modified Quintant Transaction Structure cash payments and $0.5 million related to the iGS new shares purchased at a discount. These costs were recorded as part of our iGate Solutions segment.

On August 25, 2004, we issued 455,924 shares of iGate Common Stock to two key employees of Quintant and cancelled 103,222 of stock options issued on August 21, 2003 at $0.00 exercise price. The closing share price of the stock at the date of issuance was $2.92. We recorded compensation expense in the amount of $1.3 million related to the issuance of the shares and $0.3 million related to the cancelled stock options. These costs were recorded as part of our iGate Solutions segment.

In June 2004, we sold our Australia affiliate, iGate Asia Pacific Pty Ltd. (“iGate Australia”). In April 2004, we sold our Scotland based affiliate Direct Resources Pty Ltd. (“DRI”). Cash received from these transactions approximated $9.8 million. As required under accounting rules, these dispositions were presented as discontinued operations, net of applicable statutory taxes. Refer to Note 13 to notes to consolidated financial statements for further discussion.

In 2004 and 2003, we made several acquisitions and alliances. The results of the acquired businesses are included in our 2004 and 2003 reportable segments and consolidated results from the date of acquisition of each company. The following is a brief summary of the acquisitions and alliances that we made in 2004 and 2003. The acquisitions are listed in descending order and by reportable segment, beginning with our most recent acquisition in 2004.

iGate Corporation

In the fourth quarter of 2004, iGate, through a newly formed subsidiary, iGate Clinical Research International, Inc. (“ICRI”), acquired the remaining 10% it did not own in Pittsburgh Clinical Research Network. iGate owns 100% of ICRI. Pursuant to the transaction, ICRI transferred certain clinical research related study agreements for the remaining ownership whose value was immaterial.

In September 2003, iGate purchased a 95% ownership in DiagnoSearch, Inc. for $1.5 million.

On February 26, 2003, iGate purchased the assets of Pittsburgh Clinical Research Network for $0.4 million.

iGate Solutions

In July 2004, iGS acquired the remaining 8% it did not own in Saint Life Pharmaceutical Research Laboratories Private Limited (“Saint Life”) for approximately $0.2 million.

On June 1, 2004, our majority-owned subsidiary Symphoni Interactive LLC was sold to iGS for proceeds totaling $0.5 million.

In May 2004, we sold the assets of our majority-owned subsidiary of Red Brigade UK Ltd. to iGS for proceeds totaling $0.3 million.

In May 2004, iGS acquired an additional 5% of stock ownership in The Concours Group (“Concours”) for approximately $1.25 million, increasing its ownership to approximately 10%.

In February 2004, iGS acquired 92% of Saint Life for approximately $0.5 million. iGS acquired Saint Life primarily for the land that it owns that is adjacent to the iGS Whitefield Campus in Bangalore, India.

In December 2003, iGS acquired the assets of IdeaSpace Solutions Limited (“IdeaSpace”) for $1.5 million.

In October 2003, iGS entered into an India-based joint venture agreement with Software AG. iGS has a 49% ownership stake in the Company.

In August 2003, iGS and iGate acquired Quintant, Inc. Due to certain provisions of the acquisition agreement, we have accounted for the acquisition as a majority-owned subsidiary since August 2003. The modification of the Quintant transaction structure was previously discussed as part of our Business Development section.

In July 2003, iGS entered into an India-based joint venture agreement with CIBER, Inc. iGS has a 49% ownership stake in the Company.

In May 2003, iGS acquired the contact center and facility management business of IT&T Technology Services Limited (“IT&T”) for $4.5 million in cash.

Reportable Financial Segments

We segment our business according to our service offerings. Our approach reflects the way we and our chief operating decision makers analyze and manage our businesses. The composition of segments and measure of segment profitability is consistent with that used by our management. Please refer to Note 16 to our consolidated financial statements which details the financial results of each principal business segment as well as revenues and assets by geographic region.

Effective April 1, 2004, we recast our segments to include the operations of Global Financial Services (“GFS”) as part of the iGate Professional Services (“IPS”) segment. Previously, GFS was included in the iGate

Solutions segment. All prior periods have been reclassified to reflect the change to our segment reporting. The following discussion also compares our operating segments without the operations of iGate Australia Pty Ltd. and Direct Resources Ltd., which are being treated as discontinued operations. Prior to their sale both entities were part of our IPS operating segment.

The following are brief descriptions of each of our segments.

iGate Solutions

The iGATE Solutions segment’s service offerings include outsourcing of IT and BPO (business process outsourcing) services using an onsite / offshore delivery model. This delivery model helps clients achieve greater cost effectiveness through labor arbitrage.

IT services offered include enterprise data management and data warehousing, business intelligence and analytics, design, development, system integration, package evaluation and implementation, re-engineering and maintenance.

BPO services offered include contact center services and transaction processing services. The contact center services are offered to clients across all industries and are not industry specifics. The transaction processing services offered are focused on the mortgage banking, insurance and capital market industries, except for the delivery of finance and accounting functions—such as accounts payable, billing & collection—which can be performed for clients across all industries.

iGS also recently started to offer a combination of IT and BPO services through its innovative “Integrated Technology and Operations” (ITOPs) service offering . These services consist in optimizing a client’s process and technology, through the use of iGS’s proprietary tolls and business “accelerators” and finally deliver the process from offshore. Clients are expected to benefit from this innovative business model through more efficient processes and labor arbitrage.

iGate Solutions has ODCs located in Bangalore, Hyderabad, Chennai, Delhi, and Pune, India and Wuxi, China. iGate Solutions has global development centers (“GDCs”) located in Canada and the U.S. The centers can deliver both near shore (“work performed primarily at the client site”) and offshore services, dependent upon customer location and expectations. iGate Solutions operates in India, Canada, the U.S., Europe, Singapore, Malaysia, Japan and Australia.

The iGate Solutions segment revenues are derived through iGS, our publicly-held Indian subsidiary. Our iGate Solutions segment has approximately 3,710 employees.

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

The iGate Solutions segment services customers in a wide range of industries. The segment’s largest customer is General Electric Company (“GE”) which accounted for 37%, 35% and 33% of its revenues for the years ended December 31, 2004, 2003 and 2002, respectively. iGS is a Global Preferred Partner of GE. Its Global Preferred Partnership status extends through the end of 2006.

iGate Professional Services (“IPS”)

The iPS segment provides a variety of client-managed and supervised IT staffing services. These service offerings include design, development and maintenance of custom applications as well as implementation, integration and support of enterprise packaged applications such as ERP and CRM software provided by third party vendors such as SAP, Oracle, PeopleSoft and Siebel.

To satisfy a large client relationship in Canada, iPS also offers billing pass through services on behalf of this client. This is a unique and single situation whereby iPS acts as a vendor management service provider and collects a small fee for its services. iPS does not expect to offer this service as line of service.

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

The IPS segment serves a wide variety of customers in numerous industries in the U.S. and Canada. The segment’s largest customers are International Business Machine Corporation (“IBM”) and Wachovia Bank, which account for approximately 23% and 13% of IPS revenues in 2004. In 2003, IBM accounted for 22% of revenue. Wachovia did not have a significant concentration in 2003 and 2002. IPS has approximately 1,120 employees.

iGate Corporate (“iGate”)

Our iGate Corporate segment includes the operations of jobcurry Systems Private Ltd. (“jobcurry”), ICRI, DiagnoSearch and corporate and other unallocated costs. jobcurry continues to provide recruiting and placement services for iGate and outside customers. ICRI and DiagnoSearch contract with pharmaceutical companies to conduct clinical trials on their behalf. DiagnoSearch performs offshore clinical trials. These entities are excluded from the above segments due largely to their dissimilar service offerings and certain economic characteristics. This segment has approximately 150 employees.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 to the notes to the consolidated financial statements. We evaluate segment performance based upon profit or loss from operations. We do not allocate income taxes, other income or expense, equity in losses of affiliated companies, minority interest, loss on venture investments and affiliated companies, gain on sale of stock of subsidiaries and gain on deconsolidation of subsidiaries to segments. In addition, we account for inter-segment sales and transfers at current market prices. All inter-segment sales have been eliminated in consolidation.

Seasonality

Our operations are generally not affected by seasonal fluctuations. However, our consultants’ billable hours are affected by national holidays and vacation policies, which vary by country and by operating company.

Competition

The IT services and Offshore Outsourcing services industries are highly competitive, and are served by numerous global, national, regional and local firms. Primary competitors in the IT industry include participants from a variety of market segments, including the major consulting firms, systems consulting and implementation firms, Internet services and consulting companies, applications software firms, Indian based Offshore Outsourcing companies, service groups of computer equipment companies, general management consulting firms, programming companies and temporary staffing firms. We believe that the principal competitive factors in the IT services and Offshore Outsourcing markets include the range of services offered, size and scale of service provider, global reach, technical expertise, responsiveness to client needs, speed in delivery of IT solutions, quality of service and perceived value. We believe that we compete favorably with our principal competitors with respect to these factors. Competition for acquisition candidates, as well as for clients and strategic relationships, may also develop among subsidiaries of iGate or between iGate and one or more of our operating subsidiaries or other companies in which we have equity investments.

Our Partner Companies and Affiliates

The following is a listing as of March 31, 2005 of all of our principal operating subsidiaries and affiliates, including the percentage of our ownership in each of these companies:

Subsidiary/Company www.igatecorp.com	Subsidiary/Company www.igatecorp.com	Business Description	Percentage Owned by iGate
iGate Mastech, Inc.	iGate IPS	Custom application and design services	100%
iGate Mastech, Ltd.	iGate Solutions	Client-managed projects—Canada	100%
Red Brigade, Ltd.	iGate Solutions	Web integration services for the European marketplace	100%
jobcurry Systems Private, Ltd.	iGate Solutions	Worldwide recruiting	100%
Global Financial Services of Nevada, Inc.	iGate Solutions	Co-managed projects—U.S.	100%
Symphoni Interactive, LLC	iGate Solutions	Application development for financial services industry	100%
DiagnoSearch	iGate Solutions	Offshore clinical research	95%
iGate Clinical Research International, Inc.	iGate Solutions	Clinical Research—U.S.	100%
iGate Global Solutions, Ltd. www.igate.com	iGate Solutions	Offshore Outsourcing services	82.1%
eJiva, Inc.(1)(2)	iGate Solutions	Enterprise Application services/data integration/ business intelligence	82.1%
Quintant(2)	iGate Solutions	Offshore business services provisioning	82.1%
AquaRegia Ltd.(3)	iGate Solutions	Offshore enterprise application services	82.1%
CIBER India Pvt. Ltd.(2)	iGate Solutions	Software services and IT outsourcing	40%
Software AG (India) Private Ltd.(2)	iGate Solutions	Application development and professional services	40%

(1)	Effective January 1, 2003, eJiva became a wholly-owned subsidiary of iGS.
(2)	Ownership adjusted for minority interest ownership by iGS shareholders.
(3)	Effective April 1, 2003, AquaRegia became a wholly-owned subsidiary of iGS.

All of our ownership positions set forth in the chart in this Item 1 have been calculated based on the issued and outstanding common stock or membership interests, as the case may be, of each company/entity, assuming the issuance of common stock on the conversion or exercise of preferred stock and convertible notes, but excluding the effect of unexercised options, warrants and unvested restricted stock, except for the Quintant acquisition discussed more fully in the Notes.

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

At December 31, 2004, iGate (including its operating subsidiaries) had approximately 4,980 non-unionized employees comprised of approximately 4,405 IT professionals (including subcontractors) and approximately 575 individuals working in sales, recruiting, general and administrative roles. As of December 31, 2004, approximately 24% of our U.S. workforce was working under H-1B temporary work permits in the United States. We believe that our relationships with our employees are good.

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

Government Regulation of Immigration

We recruit IT professionals on a global basis and, therefore, must comply with the immigration laws in the countries in which we operate, particularly the United States. As of December 31, 2004, approximately 24% of our U.S. workforce were working under H-1B temporary work permits in the United States. Statutory law limits the number of new H-1B petitions that may be approved in a fiscal year, and if we are unable to obtain H-1B visas for our employees in sufficient quantities or at a sufficient rate for a significant period of time, our business, operating results and financial condition could be adversely affected. On October 1, 2003, the H-1B visa annual quota reverted to 65,000 from 195,000 because the increase in the “American Competitiveness in the Twenty-First Century Act” was for a three-year period. As a result, the quota for fiscal year 2004 was exhausted in mid-February of 2004. The quota for fiscal year 2005 was fully allocated in early October of 2004.

On December 8, 2004, the President signed the “H-1B Reform Act of 2004”. This legislation provides for up to an additional 20,000 H-1B visas per year provided that the H-1B worker possesses at least a Masters degree awarded by a U.S. college or university. Historically, the iGate operating companies have hired few H-1B workers with this educational profile.

The “H-1B Reform Act of 2005” also reinstated the “H-1B Dependent” attestations and the penalties for their noncompliance. The legislation also reinstated the special H-1B training-filing fee and increased the amount to $1,500.

In recent years, approximately 98% of our H-1B hires were not subject to the annual quota because they were already in the U.S. in H-1B visa status with another employer. As a result, the negative impact on recruiting of the exhaustion of the fiscal year 2004 and 2005 H-1B quotas was not substantial. However, unless Congress substantially increases the annual H-1B quota, the pool of H-1B worked in the U.S. who were charged against previous years’ quotas will decline. Such a development would make H-1B recruiting more difficult. In the long term, the pool of available H-1B workers in the U.S. that are not subject to the annual quota will eventually be depleted.

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

Exposure to Regulatory and General Economic Conditions in India

Our subsidiary iGS utilizes offshore software development centers based in Bangalore, Chennai, Hyderabad, Pure and Noida, India. iGS also operates recruiting and training centers in India. The Indian government exerts significant influence over its economy. In the recent past, the Indian government has provided significant tax incentives and relaxed certain regulatory restrictions in order to encourage foreign investment in certain sectors of the economy, including the technology industry. Certain of these benefits that directly affect us include, among others, tax holidays (temporary exemptions from taxation on operating income), liberalized import and export duties and preferential rules on foreign investment and repatriation. To be eligible for certain of these tax benefits, we must continue to meet certain conditions. A failure to meet such conditions in the future could result in the cancellation of the benefits. There can be no assurance that such tax benefits will be continued in the future at their current levels. Changes in the business or regulatory climate of India could have a material adverse effect on our business, operating results and financial condition.

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

Risks Associated with Covenants in Certain Financing Instruments

In September 2004, we renewed our $25.0 million secured credit facility (“the PNC Facility”) with PNC Bank, N.A (“PNC”) for 365 days. The PNC Facility contains restrictive covenants that require us to meet certain financial criteria on a quarterly basis. We may not be able to continue to satisfy the financial covenants in these documents. If we cannot satisfy such covenants and we are not able to renegotiate the terms and conditions thereof, we may not have access to funds under the PNC Facility. Currently, the most restrictive covenant is the obtainment of Tangible Net Worth of at least $88 million. In addition, the PNC Facility requires that we maintain an aggregate of $30 million in cash and cash equivalents at all times during the term of the PNC Facility, of which cash and cash equivalents in the amount of $25 million have been pledged to PNC for the term of the PNC Facility. Due to our inability to file our Form 10-K by March 31, 2005, we violated an Affirmative Covenant under the PNC Facility requiring us to deliver audited financial statements to PNC. PNC has waived the default provision. These restrictions on our cash and cash equivalents may restrict our ability to make investments in new and existing businesses. iGS cannot borrow funds under the PNC Facility.

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

Impairment Analysis May Lead to Recognition of Losses

The carrying amount of the goodwill on our balance sheet was $9.4 million as of December 31, 2004. We periodically assess the potential impairment of our long-lived assets, such as goodwill, as appropriate. If, as a result of such an assessment, we were to determine that the carrying amount of this goodwill was not recoverable, we would reduce the carrying amount in the period in which the determination was made. Any reduction would result in the recognition of a one-time impairment loss, which would have an adverse effect on our financial results in the period in which the loss was recognized.

The carrying amount of our investments in unconsolidated affiliates was $4.0 million as of December 31, 2004. If we were to determine that the value of such investments had declines judged to be permanent or other than temporary, we would reduce the carrying amount of the investments. Any reduction would result in the recognition of a one-time impairment loss, which would have an adverse effect on our financial results in the period in which the loss was recognized.

Concentration of Revenues; Risk of Termination

Our revenues are highly dependent on clients primarily located in the United States, as well as clients concentrated in certain industries, and economic slowdowns, changes in U.S. law and other restrictions or factors that affect the economic health of the United States and these industries may affect our business. In the year ended December 31, 2004, approximately 72% of our revenues were derived from the United States. Consequently, if the current economic slowdown in the United States is prolonged, our clients may reduce or postpone their IT spending significantly, which may in turn lower the demand for our services and negatively affect our revenues and profitability. Further, any significant decrease in the growth of the financial services or other industry segments on which we focus may reduce the demand for our services and negatively affect our revenues and profitability.

We have in the past derived, and may in the future derive, a significant portion of our revenues from a relatively limited number of clients. Our five largest clients represented approximately 46%, 38% and 30% of revenues for the years ended December 31, 2004, 2003 and 2002, respectively. In the years ended December 31, 2004, 2003 and 2002, GE accounted for 19%, 22% and 19% of our revenues, respectively. Most of our projects are terminable by the client without penalty. An unanticipated termination of a major project could result in the loss of substantial anticipated revenues and could require us to maintain or terminate a significant number of unassigned IT professionals, resulting in a higher number of unassigned IT professionals and/or significant termination expenses. The loss of any significant client or project could have a material adverse effect on our business, operating results and financial condition.

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

Failure to achieve and maintain effective internal controls could result in a negative market reaction

We are in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and report by our Independent Registered Public Accountants addressing these assessments. During the course of testing, we have identified certain deficiencies relating to ineffective controls over the application and monitoring of cash payments received from customers and issuance of customer credit memos and discounts. These deficiencies or any other failure to maintain the adequacy of our internal controls could impair our ability to provide reliable financial reports or prevent fraud. Such deficiencies could also cause investors to lose confidence in our reported financial information, and could result in a negative market reaction. As a result of these deficiencies, our management believes that a material weakness exists and, therefore, we have disclosed in this Form 10-K that our internal control over financial reporting was not effective as of December 31, 2004. We anticipate that our independent registered public accounting firm will issue an adverse opinion on the operating effectiveness of our internal control over financial reporting as of December 31, 2004. There can be no assurance that additional deficiencies will not be detected as a result of the continuing review.

ITEM 2.	PROPERTIES

Information regarding the principal properties owned and leased by the Company and its subsidiaries as of December 31, 2004 is set forth below:

Location	Segment	Principal Use	Approximate Square Footage
Pittsburgh, Pennsylvania	iGate / IPS	Corporate headquarters, management administration, human resources, sales, and marketing	52,000
Pittsburgh, Pennsylvania*	iGate Solutions	eJiva development center	7,000
Chennai, India	iGate Solutions	iGS offshore development center	99,000
Bangalore, India	iGate Solutions	Quintant Phase 1 owned offshore development center	109,000
Bangalore, India	iGate Solutions	Quintant Phase 2 under construction	200,000
Bangalore, India	iGate Solutions	iGS owned offshore development center	49,000
Bangalore, India	iGate Solutions	iGS offshore development center	33,000
Pune, India	iGate Solutions	iGS offshore development center	35,000
Hyderabad, India	iGate Solutions	iGS offshore development center	60,000
Noida, India	iGate Solutions	iGate Global Process Outsourcing Ltd.	80,000

*	Lease obligations of subsidiary are guaranteed by iGate.

iGS leases approximately 137,000 square feet (including 133,000 square feet listed above) of office space in the Indian cities of Chennai, Bangalore and Pune from the principal shareholders of iGate. Refer to Note 18 to notes to unconsolidated financial statements for further discussion.

In addition to the properties listed above, the Company and its subsidiaries lease sales offices in many IT services markets in the United States and throughout the world. These locations allow the Company to respond quickly to the needs of its clients and to recruit qualified IT professionals in these markets.

ITEM 3.	LEGAL PROCEEDINGS

In 2004, we settled our lawsuit with Convergys Information Group (“Convergys”) and Chubb Custom Insurance Group. Under the settlement we agreed to pay $0.4 million to Convergys to settle and dismiss any claims.

We are currently involved in a lawsuit in Australia with Cytel Pty. Ltd. (“Cytel”). Cytel is seeking $3.8 million in damages alleging that certain consultants provided to them were unqualified and incompetent. We have vehemently denied these accusations. This lawsuit is more fully discussed in Note 9 to our consolidated financial statements.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of shareholders during the fourth quarter of 2004.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is traded on the NASDAQ National Market under the ticker symbol “IGTE”. The following table sets forth, for the periods indicated, the range of high and low closing sale prices for iGate Corporation Common Stock as reported on the NASDAQ National Market.

	High	Low
2004
First Quarter	$8.870	$6.730
Second Quarter	7.480	3.960
Third Quarter	3.940	2.840
Fourth Quarter	$4.300	$3.500

2003
First Quarter	$2.890	$2.820
Second Quarter	3.830	3.430
Third Quarter	6.050	5.750
Fourth Quarter	$8.030	$7.700

On March 31, 2005, we had 180 registered holders of record of our Common Stock.

We are prohibited from paying dividends under our credit facility with PNC Bank. See Note 7 to our consolidated financial statements.

We currently have no program regarding the purchase of our Common Stock.

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Statement of Operations Data(1):
Revenues(2)	$264,585	$240,634	$250,851	$379,395	$441,401
Gross margin(3)	67,008	68,980	77,604	120,522	132,699
Gain on sale of land	(3,615)	—	—	—	—
Restructuring charges(4)	5,805	604	4,232	9,801	4,385
Goodwill impairment(5)	—	—	25,964	32,716	2,455
Loss from operations	(17,261)	(4,560)	(25,036)	(45,124)	(21,708)
Other income (expense), net	1,374	1,560	1,463	(3,711)	(4,814)
Equity in losses of affiliated companies	(335)	(99)	—	(7,977)	(13,639)
Minority interest	(677)	(312)	(441)	(1,337)	794
Gain on deconsolidation of subsidiary	—	—	7,086	—	—
Gain on sale of stock of subsidiaries	—	—	—	10,901	26,853
Loss on venture investments and affiliated companies(6)	—	(28)	(7,610)	(9,029)	—
Loss before income taxes and cumulative effect of change in accounting principle	(16,899)	(3,439)	(24,538)	(56,277)	(12,514)
Income tax provision (benefit)	5,130	2,179	(339)	(4,348)	(2,735)

Loss before cumulative effect of change in accounting principle	(22,029)	(5,618)	(24,199)	(51,929)	(9,779)
Cumulative effect of change in accounting principle, net of tax of $592(9)	—	—	—	887	—
Loss from continuing operations	(22,029)	(5,618)	(24,199)	(51,042)	(9,779)
Income (loss) from discontinued operations, net of income taxes(1)	3,818	(3,402)	(3,292)	(4,445)	(29)

Net loss	$(18,211)	$(9,020)	$(27,491)	$(55,487)	$(9,808)

Net loss per common share, basic and diluted before cumulative effect of change in accounting principle	$(0.42)	$(0.11)	$(0.47)	$(1.01)	$(0.19)
Cumulative effect of change in accounting principle per share	—	—	—	0.02	—
Loss from continuing operations per share	(0.42)	(0.11)	(0.47)	(1.00)	(0.19)
Income (loss) from discontinued operations per share	0.07	(0.07)	(0.06)	(0.09)	—

Net loss per common share, basic and diluted	$(0.35)	$(0.17)	$(0.54)	$(1.08)	$(0.19)

Weighted average common shares basic and diluted (7)	52,721	51,697	51,304	51,241	50,437

Balance Sheet Data:
Cash and cash equivalents	$28,201	$36,133	$56,793	$54,438	$22,773
Investments and restricted cash	35,863	39,582	51,188	41,314	42,660
Working capital (8)	93,846	101,293	116,184	125,354	120,665
Total assets	180,232	180,940	188,940	242,111	364,151
Long-term debt	—	—	—	10,000	20,000
Total shareholders’ equity	$111,700	$122,135	$117,149	$143,376	$210,587

(1)	In June 2004, we sold our subsidiary located in Sydney, Australia, iGate Australia Pty. Ltd. (“iGate Australia”). In April 2004, we sold our subsidiary located in Edinburgh, Scotland, Direct Resources

Scotland Ltd. (“DRI”). As required under accounting rules, these dispositions are presented as discontinued operations, net of applicable statutory taxes.
(2)	In 2002, the Company adopted the provisions of (“EITF”) Issue No. 01-14, Income Statement Characterization of Reimbursement (“EITF 01-14”) and now accounts for billable expenses as a component of both revenue and cost of revenues. Prior periods were reclassified for this change.
(3)	Effective January 1, 2003, we began to classify costs for consultants not being utilized (i.e. “bench costs”) as cost of revenues. In prior years, these costs were classified as selling, general and administrative (“S,G&A”) costs. All prior reporting periods were reclassified to reflect the changes to our segment reporting and our classification of bench costs.
(4)	In 2004, we incurred $5.8 million in connection with our restructuring of our United Kingdom and Canadian operations. In 2003, we revised our restructuring estimates and incurred an additional $0.6 million in connection with our 2002 restructuring plan. In 2002, we incurred $4.2 million in connection with a restructuring plan. In 2001, we incurred $6.5 million, $0.9 million and $2.4 million in connection with our restructuring, merger of IRG into eJiva and charges associated with an executive employment agreement. In 2000, we incurred $4.4 million in restructuring charges related to our Canadian operations as well as certain U.S. operations.
(5)	In 2002, we incurred $26.0 million in total charges related to goodwill impairments consisting of $24.3 million in our iGate Solutions reporting unit and $1.7 million in our IPS reporting unit. In 2001, we incurred $32.7 million in total charges related to goodwill impairments of $22.3 million in our IPS reporting unit and $10.4 million in our iGate Solutions reporting unit. In 2000, we incurred a $2.4 million write-off of impaired goodwill of Global Resource Management (“GRM”) that ceased operations in 2000.
(6)	Includes the impairment charges of Air2Web and various venture and other investments.
(7)	Due to the fact that we have incurred a loss per share for all periods presented, basic and diluted shares are equal.
(8)	Working capital represents current assets less current liabilities.
(9)	In 2001, we recorded a gain on the cumulative effect of a change in accounting principle of $0.9 million, net of tax. The net gain resulted from our implementation of SFAS No. 133 “Accounting for Derivative Investments and Hedging Activities” on January 1, 2001. The net gain resulted from recording the net value of our derivative investments in Speechworks common stock warrants.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As discussed in our Business Developments section, we modified the terms of the Quintant acquisition and sold iGate Australia and DRI.

Critical Accounting Policies

The following explains our most critical accounting policies. See Note 1 to the Consolidated Financial Statements set forth on pages 45 to 52 of this Form 10-K for a complete description of our significant accounting policies.

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

Accounts Receivable and Allowance for Uncollectible Accounts

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

Investments

Investments in money market funds are stated at cost, which approximates fair value. Investments in marketable equity securities are accounted for in accordance with Statements of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). We have determined that certain of our investments in marketable equity securities are classified as available-for-sale and recorded at fair value, utilizing the investments’ closing price at each reporting period. These investments are recorded on the balance sheet at market value, with the unrealized gains or losses, net of tax, reported as a component of comprehensive loss in the Consolidated Statement of Shareholders’ Equity and Comprehensive Loss. The unrealized gain or loss is the difference between our original cost for an investment and the investment’s fair value at each reporting period. Realized gains or losses on securities sold are calculated using the specific identification method.

If management determines that an investment in available-for-sale securities has sustained an other-than-temporary decline in its value, the investment is written down to its fair value by a charge to earnings. Such evaluation is dependent on the specific facts and circumstances of the respective investment. Factors that are considered by us in determining whether an other-than-temporary decline in value has occurred include: the market value of the security in relation to its cost basis; the financial condition of the investee; and the intent and ability to retain the investment for a sufficient period of time to allow for recovery in the market value of the investment.

In evaluating these factors, management presumes a decline in value to be other-than-temporary if the market price of the security is 20% or more below the investment’s cost basis for a period of six months or more (the “20% criteria”). However, the presumption of an other-than-temporary decline in these instances may be overcome if there is persuasive evidence indicating that the decline is temporary in nature (e.g., strong operating performance of investee, historical volatility of investee, etc.). Additionally, there may be instances where impairment losses are recognized even if the 20% criteria is not satisfied (e.g., plan to sell the security in the near term and the fair value is below our cost basis). During 2002, we incurred impairment losses deemed to be other-than-temporary. These impairments are discussed in Note 4 to the Consolidated Financial Statements.

We account for investments in businesses in which we own between 20% and 50% of equity or otherwise acquire management influence using the equity method as prescribed by Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock (“APB18”). Investments in which we acquire less than a 20% interest, or in which we do not acquire management influence are accounted for using the cost method of accounting or, if publicly traded, as available-for-sale securities. For investments accounted for using the cost or equity method of accounting, management evaluates information (e.g., budgets, business plans, financial statements, etc.) in addition to quoted market price, if any, in determining whether an other-than-temporary decline in value exists. Factors indicative of an other-than-temporary decline include recurring operating losses, credit defaults and subsequent rounds of financings at an amount below the cost basis of an investment. This list is not all-inclusive and management weighs all quantitative factors in determining if an other-than-temporary decline in value of an investment has occurred.

Goodwill and Intangible Assets

Goodwill is the excess of purchase price over the value of the net assets acquired. Goodwill is assessed for impairment at least annually or as triggering events occur. In making this assessment, we rely on a combination of factors including operating results, business plans, economic projections, anticipated cash flows and our current market value. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analyses of goodwill impairment. Under SFAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. Estimated fair values of reporting units underlying the segments were estimated using either a discounted cash flow methodology, recent comparable transactions or a combination thereof. For further discussions, see Note 5 to the Consolidated Financial Statements.

Stock Based Compensation

At December 31, 2004, the Company had three stock-based employee compensation plans, which are described more fully in Note 11. SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), gives companies the option to adopt the fair value method for expense recognition of employee stock options or to continue to account for employee stock options using the intrinsic value method, as outlined under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). The Company has elected to continue to apply the intrinsic value method to account for employee stock options and discloses the pro forma effect as if the fair value method had been applied in Note 11. The following table illustrates the effect on net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	Year ended December 31,
	2004	2003	2002
	(in thousands, except per share amounts)
Net Loss, as reported	$(18,211)	$(9,020)	$(27,491)
Add: Deferred and other stock-based compensation expense reported in earnings	14,296	1,631	102
Less: Total stock-based employee compensation expense determined under fair value method for all awards and deferred compensation expense	(15,076)	(2,298)	(600)

Pro forma net loss	$(18,991)	$(9,687)	$(27,989)

Earnings per share:
Basic and diluted
As reported	$(0.35)	$(0.17)	$(0.54)

Pro forma	$(0.36)	$(0.19)	$(0.55)

Income Taxes

We record an estimated liability for income and other taxes based on what we determine will likely be paid in the various tax jurisdictions in which we operate. Management uses its best judgment in the determination of these amounts. However, the liabilities ultimately realized and paid are dependent on various matters, including the resolution of the tax audits in the various affected tax jurisdictions, and may differ from the amounts recorded. An adjustment to the estimated liability would be recorded through income in the period in which it becomes probable that the amount of the actual liability differs from the amount recorded.

We record valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. When assessing the need for valuation allowances, we consider future taxable income and ongoing prudent and feasible tax planning strategies. Should a change in circumstances lead to a change in judgment about the realizability of deferred tax assets in future years, we would adjust related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income.

Results of Operations of Our Operating Segments: iGate Solutions, IPS and iGate Corporate for the Year Ended December 31, 2004 as Compared to the Year Ended December 31, 2003:

Effective April 1, 2004, we recast our segments to include the operations of GFS as part of the IPS segment. Previously, GFS was included in the iGate Solutions segment. All prior periods have been reclassified to reflect the change to our segment reporting. The following discussion also compares our operating segments without the operations of iGate Australia Pty Ltd. and Direct Resources Ltd., which are being treated as discontinued operations. Prior to their sale in 2004 both entities were part of our IPS operating segment.

	Year Ended December 31, 2004
	iGate Solutions	iGate Professional Services	iGate Corporate(1)	Total
	(Dollars in thousands)
External revenues	$131,484	$131,241	$1,860	$264,585
Cost of revenues	92,329	104,131	1,117	197,577

Gross margin	39,155	27,110	743	67,008
Selling, general and administrative	55,197	17,046	9,836	82,079
Gain on sale of land	(3,615)	—	—	(3,615)
Restructuring charges	4,896	909	—	5,805

(Loss) income from operations	$(17,323)	$9,155	(9,093)	(17,261)

Other income, net			1,374	1,374
Minority interest			(677)	(677)
Equity in losses of affiliated companies			(335)	(335)

Loss before income taxes			$(8,731)	$(16,899)

	Year Ended December 31, 2003
	iGate Solutions	iGate Professional Services	iGate Corporate(1)	Total
	(Dollars in thousands)
External revenues	$145,854	$93,124	$1,656	$240,634
Cost of revenues	100,701	69,997	956	171,654

Gross margin	45,153	23,127	700	68,980
Selling, general and administrative	47,685	13,883	11,368	72,936
Restructuring charges	524	—	80	604

(Loss) income from operations	$(3,056)	$9,244	(10,748)	(4,560)

Other income, net			1,560	1,560
Minority interest			(312)	(312)
Equity in losses of affiliated companies			(99)	(99)
Loss on venture investments and affiliated companies			(28)	(28)

Loss before income taxes			$(9,627)	$(3,439)

(1)	Corporate activities include general corporate expenses, interest income and expense, equity in losses of unconsolidated affiliates, minority interest, loss from joint ventures and restructuring charges and not identified to a specific segment, and other unallocated charges. The Company evaluates segments based on income (loss) from operations. Since certain administrative and other operating expenses or income sources have not been allocated to the operating business segments, this basis is not necessarily a measure computed in accordance with generally accepted accounting principles and it may not be comparable to other companies.

iGate Solutions

Revenues for iGate Solutions for the year ended December 31, 2004 were $131.5 million, a decrease of $14.4 million or 9.9%, as compared to $145.9 million for the year ended December 31, 2003. During the year, our customers have moved portions of the work we used to do for them in the U.S. to India, at much lower billing rates, negatively affecting our revenue base. In addition, we have experienced revenue declines in our top ten customer base, have begun to wind down some revenue streams that do not have an offshore focus and have been unable to increase our non-GE revenues as rapidly as we expected. Sales cycles in the offshore outsourcing solutions business may extend to twelve months from the initial sales meeting before a services contract is finalized and a sale is made. Because of this, we cannot accurately forecast what impact our revised marketing approach will have on revenues in the upcoming year.

The gross margin as a percentage of sales (“gross margin percentage”) for iGate Solutions was 29.8% for the year ended December 31, 2004, as compared to 31.0% for the year ended December 31, 2003. The factors contributing to the decline in gross margins were a combination of pricing pressures from customers, higher utilization of subcontracted labor versus salaried consultants, wage increases and project cost overruns related to direct labor on projects.

Selling, general and administrative expenses (“S,G&A”) include all costs that are not directly associated with our iGate Solutions segment’s revenue generating consultants. S,G&A expenses include non-consultant salaries and employee benefits, recruiting and training costs, rent, depreciation and amortization, as well as communications and facilities costs. Also included in S,G&A costs are compensation charges incurred as a result of the modification of the Quintant transaction and amortization of acquired intangible assets incurred as a result of acquisitions within iGate Solutions. S,G&A costs for the year ended December 31, 2004 were $55.2 million or 42.0% of revenues, as compared to $47.7 million or 32.7% of revenues for the year ended December 31, 2003. While S,G&A costs increased $7.5 million on a comparative basis, $12.1 million was related to the acceleration of compensation expense related to the modification of the Quintant transaction. Without the accleration of compensation expense, SGA costs would have been $43.1 million, a decrease of $4.6 million for the year ended December 31, 2004. Salary related costs decreased $5.1 million from 2003, through employee attrition and the restructuring and winding down of Red Brigade in the U.K. In addition, travel and other related costs decreased $2.0 million as we continue to migrate our projects and workers permanently offshore decreasing the need for travel. Those savings were offset by increases in depreciation and rent in the amount of $2.5 million related to 2003 iGS acquisitions. Unless we experience significant growth, we expect our costs to approximate 30% of revenues during the upcoming year.

Additional operating items included costs associated with a termination of leased office space in the U.K. in the amount of $4.9 million and during the year ended December 31, 2004, we sold a tract of land in India and realized a gain of $3.6 million.

Operating loss as a percentage of sales (“operating loss percentage”) for the year ended December 31, 2004 was 13.2%, as compared to an operating loss percentage of 2.1% for the year ended December 31, 2003. Our operating loss for the current period was due to lower gross margins and increases in S,G&A costs attributable to accelerated compensation expense related to the modification of the Quintant transaction and continued investments in our offshore infrastructure. We believe we have the necessary cost infrastructure in place to become profitable if revenue grows.

iGate Professional Services (“IPS”)

Revenues for IPS for the year ended December 31, 2004 were $131.2 million, an increase of $38.1 million or 40.9%, as compared to $93.1 million. This includes adjustments recorded in 2004 in the amount of $0.8 million related to adjustments of certain customer accounts receivable balances. These adjustments were due to customer credits and discounts. Overall demand for our staffing services has increased for the period as we continue to see favorable trends in the IT services market.

Gross margin percentage for IPS was 20.7% for the year ended December 31, 2004, as compared to 24.8% for the year ended December 31, 2003. The contributing factors to the decline in gross margin were a combination of pricing pressures, increases in subcontractor versus salaried consultants and increases in business from the preferred vendor pass-through arrangement in our Canadian staffing operations. Pass through arrangements allow for minimal profit margins on services rendered. As we continue to increase the pass through portion of our business our gross margins will continue to be negatively impacted.

S,G&A costs for the year ended December 31, 2004 were $17.0 million or 13.0% of revenues, as compared to $13.9 million or 14.9% of revenues. We increased our bad debt expense by $2.0 million for certain accounts that we believe will not be collectible. While our S,G&A costs increased in absolute dollars, it has decreased as a percentage of revenues.

Additional operating items included $0.9 million of costs associated with a termination of leased office space in Canada.

Operating income percentage was 7.0% for the years ended December 31, 2004 and 9.9% for the year ended December 31, 2003. Operating income decreased by $0.1 million for the year ended December 31, 2004, due to increases in revenue which were offset by increases in S,G&A costs.

iGate Corporate (“iGate”)

Revenues for iGate for the year ended December 31, 2004 were $1.9 million, an increase of $0.3 million from revenues of $1.6 million for the comparable year ended December 31, 2003. This increase in revenue over the comparable period was due to our acquisition of DiagnoSearch and increases in revenue from jobcurry.

Gross margin percentage was 39.9% for the year ended December 31, 2004, as compared to 42.3% for the year ended December 31, 2003. Our gross margins have remained consistent for comparable periods as revenue increases in jobcurry of $0.4 million have offset decreases in gross margins of DiagnoSearch.

S,G&A costs were $9.8 million for the year ended December 31, 2004, as compared to $11.4 million. Our S,G&A costs decreased due to decreases in accounting and legal costs in 2004. Our costs in 2003 included restructuring costs of $0.1 million.

Other Income (Expense) Components

Interest income for the year ended December 31, 2004 was $0.9 million, a decrease of $1.8 million, as compared to $2.7 million for the year ended December 31, 2003. The decrease was due to decreases in investment yields and uninvested cash.

Interest expense for the year ended December 31, 2004 was $0.1 million and was consistent with interest expense of $0.1 million for the year ended December 31, 2003. Interest expense for both years is related to discounted liabilities for an employment agreement and restructuring costs.

Other income, net for the year ended December 31, 2004 was $0.6 million as compared to other expense, net of $0.9 million for the year ended December 31, 2003. Other income for 2004 consisted of favorable foreign currency translation gains on our intercompany debt and a favorable settlement on escrowed claims related to a prior acquisition. Components of expense for 2003 consisted of foreign currency translation losses of $0.2 million and interest accretion of $0.7 million related to a put option and bonus accrual and miscellaneous expense of $0.1 million.

We recognized a loss on affiliated companies of $0.3 million for the year ended December 31, 2004, as compared to a loss of $0.1 million for the year ended December 31, 2003. These losses were related to our investments in CIBER and Software AG.

Minority interest expense was $0.7 million for the year ended December 31, 2004 and relates to the income of iGS and the losses incurred by Quintant and DiagnoSearch. Minority interest expense was $0.3 million for the year ended December 31, 2003 and included the income of iGS and the losses of Quintant and DiagnoSearch.

In 2003, we recorded an impairment charge on our investment in Air2Web of $0.3 million and recognized a $0.3 million gain on our sale of Red Hat stock. These gain and losses are included as a component of Loss on Venture Investments and Affiliated Companies in the Consolidated Statement of Operations.

Our income tax provision was $5.1 million at a negative effective rate of 30.4% for the year ended December 31, 2004. The significant items comprising our effective tax rate were valuation allowances recorded against certain deferred tax assets. As a result of the asset sale of Red Brigade, deferred tax assets of approximately $2.9 million from net operating losses generated in prior years will expire and not be utilized. iGS will renew an Indian tax holiday related to its new Whitefield campus. The tax holiday will extend through 2009. Our income tax provision was $2.2 million on a loss from continuing operations of $3.4 million at a negative effective rate of approximately 63% for the year ended December 31, 2003. The significant items comprising our negative effective rate include the additional tax on deemed distributions from iGS as a result of the eJiva transaction.

On a consolidated basis, we incurred a net loss from continuing operations of $22.0 million for the year ended December 31, 2004, as compared to net loss of $5.6 million for the year ended December 31, 2003. Our net loss is primarily due to our increased investment in infrastructure costs of our offshore locations, the restructuring charges related to our UK operations and valuation allowances recorded against deferred tax assets.

For the year ended December 31, 2004, our discontinued operations, which is comprised of our Australian and DRI entities, had after tax income of $3.8 million, as compared with a net loss of $3.4 million for the year ended December 31, 2003. In June 2004, we sold Australia and DRI, recognizing a gain of approximately $3.7 million. The income in 2004 was mainly due to the gain on the sale of Australia which occurred in June 2004. The loss in 2003 was mainly due to goodwill impairments related to Australia.

Results of Operations of Our Operating Segments: iGate Solutions, IPS and iGate Corporate for the Year Ended December 31, 2003 as Compared to the Year Ended December 31, 2002:

Effective April 1, 2004, we recast our segments to include the operations of GFS as part of the IPS segment. Previously, GFS was included in the iGate Solutions segment. All prior periods have been reclassified to reflect the change to our segment reporting. The following discussion also compares our operating segments without the operations of iGate Australia Pty Ltd. and Direct Resources Ltd., which are being treated as discontinued operations. Prior to their sale in 2004 both entities were part of our IPS operating segment.

	Year Ended December 31, 2003
	iGate Solutions	iGate Professional Services	iGate Corporate(1)	Total
	(Dollars in thousands)
External revenues	$145,854	$93,124	$1,656	$240,634
Cost of revenues	100,701	69,997	956	171,654

Gross margin	45,153	23,127	700	68,980
Selling, general and administrative	47,685	13,883	11,368	72,936
Restructuring charges	524	—	80	604

(Loss) income from operations	$(3,056)	$9,244	(10,748)	(4,560)

Other income, net			1,560	1,560
Minority interest			(312)	(312)
Equity in losses of affiliated companies			(99)	(99)
Loss on venture investments and affiliated companies			(28)	(28)

Loss before income taxes			$(9,627)	$(3,439)

	Year Ended December 31, 2002
	iGate Solutions	iGate Professional Services	iGate Corporate(1)	Total
	(Dollars in thousands)
External revenues	$142,598	$107,666	$587	$250,851
Cost of revenues	94,950	77,741	556	173,247

Gross margin	47,648	29,925	31	77,604
Selling, general and administrative	42,857	18,923	10,664	72,444
Restructuring charges	3,405	22	805	4,232
Goodwill impairment	24,268	1,696	—	25,964

(Loss) income from operations	$(22,882)	$9,284	(11,438)	(25,036)

Other income, net			1,463	1,463
Minority interest			(441)	(441)
Gain on deconsolidation of subsidiary			7,086	7,086
Loss on venture investments and affiliated companies			(7,610)	(7,610)

Loss before income taxes			$(10,940)	$(24,538)

(1)	Corporate activities include general corporate expenses, interest income and expense, equity in losses of unconsolidated affiliates, minority interest, loss from joint ventures and restructuring charges not identified to a specific segment, and other unallocated charges. The Company evaluates segments based on income (loss) from operations. Since certain administrative and other operating expenses or income sources have not been allocated to the operating business segments, this basis is not necessarily a measure computed in accordance with generally accepted accounting principles and it may not be comparable to other companies.

iGate Solutions

Revenues for our iGate Solutions segment for the year ended December 31, 2003 were $145.8 million, an increase of $3.3 million, or 2.3%, as compared to $142.6 million for the year ended December 31, 2002. During the year ended December 31, 2003, the acquisition of AquaRegia, Quintant, IdeaSpace and certain businesses of IT&T by iGS contributed $2.8 million of revenue to the iGate Solutions segment. Without these 2003 acquisitions, revenues for the iGate Solutions segment would have been slightly higher from the prior fiscal year, which is a result of not being able to significantly grow our non-GE revenues and due to the reorganization of our sales and marketing team.

The gross margin percentage for iGate Solutions were 31.0% for the year ended December 31, 2003, as compared to 33.4% for the year ended December 31, 2002. Our acquisitions had a 0.8% favorable impact on iGate Solutions gross margins for the year ended December 31, 2003. We cannot determine what impact iGate Solutions acquisitions will have on gross margins in future periods. The contributing factors that led to the decline in gross margins were a combination of pricing pressures from customers, higher utilization of subcontracted labor versus salaried consultants, increases in wage and bench costs, project cost overruns and the unfavorable impact of blended rate contracts, which contributed approximately 14% of iGate Solutions revenues. Billing rates for blended rate contracts are determined based upon the anticipated utilization of onsite/near shore services (“services provided primarily in North America”) and offshore services (“services provided primarily in India”) for the particular project. Once established, these rates are fixed for purposes of these contracts.

S,G&A expenses include all costs that are not directly associated with our iGate Solutions segments revenue generating consultants. S,G&A expenses included non-consultant salaries and employee benefits, recruiting and training costs, rent, depreciation and amortization, communications, facilities costs, restructuring costs and goodwill impairment. Also included in S,G&A costs are deferred compensation charges incurred as a result of the acquisition of Quintant and amortization of acquired intangible assets incurred as a result of acquisitions within iGate Solutions. S,G&A costs for the iGate Solutions segment for the year ended December 31, 2003 were $47.7 million or 32.7% of revenues, which included $0.5 million of additional restructuring costs. In 2002, iGate Solutions S,G&A costs were $42.9 million or 30.1% of revenues, which included $3.4 million of restructuring costs and $24.3 million of goodwill impairment charges. Our S,G&A costs increased $8.4 million due to our acquisitions of AquaRegia, IT&T, Quintant and IdeaSpace. Deferred compensation expense of $1.5 million and amortization of intangible assets of $0.9 million were incurred as a result of the iGate Solutions acquisitions.

Operating loss for the iGate Solutions segment for the year ended December 31, 2003 was 2.1% as compared to an operating loss percentage of 16.0% for the year ended December 31, 2002. The operating loss percentage in 2003 included $6.2 million for the iGate Solutions acquisitions and without these losses, the iGate solutions segment would have had operating income.

Operating loss in 2002 was mainly attributable to restructuring costs and write-offs of impaired goodwill associated with prior acquisitions.

iGate Professional Services (“IPS”)

Revenues for our IPS segment for the year ended December 31, 2003 were $93.1 million, a decrease of $14.5 million or 13.5% as compared to $107.7 million for the year ended December 31, 2002. Factors contributing to the decrease in revenues for IPS were attributable to continued weakness in IT spending specifically in the U.K., decreases in consultant utilization and declines in overall billable consultant headcount. Because of competitive pricing pressures, billing rates for consultants for comparable years have had a negative impact on revenues.

The gross margin percentage for our IPS segment, including billable expenses, was 24.8% for the year ended December 31, 2003, as compared to 27.8% for the year ended December 31, 2002. The decrease in gross margin percentage in this segment was attributable to a combination of pricing pressures, increases in employee related costs and benefits, as well as increased usage of subcontractor labor. During the year, we have also expanded an existing relationship as a preferred vendor in Canada, in which we act as a vendor management provider. Our margins on these engagements are minimal, and due to this, our overall IPS gross margin percentage is impacted.

S,G&A costs for the IPS segment for the year ended December 31, 2003 were $13.9 million or 14.9% of revenues, as compared to $18.9 million, or 17.6% of revenues for the year ended December 31, 2002. Factors contributing to the decline in S,G&A costs were attributable to better management of employee headcount and other operating costs. We incurred goodwill impairment charges of $1.7 million in 2002.

Operating income percentage for the year ended December 31, 2003 was 9.9%, as compared to an operating income percentage of 8.6% for the year ended December 31, 2002. The operating income in 2002 was attributable to better management of S,G&A costs.

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

iGate Corporate segment S,G&A expenses for the year ended December 31, 2003 were $11.4 million, an increase of $0.7 million from S,G&A costs of $10.7 million for the year ended December 31, 2002. S,G&A costs on a comparative basis increased from year to year due to costs incurred related to our 2003 acquisitions. Restructuring costs incurred were $0.8 million in 2002. Our acquisitions related to Quintant, IT &T, ICRI and DiagnoSearch contributed $1.5 million of additional corporate S,G&A costs.

Other income, net

Other income, net for the year ended December 31, 2003 totaled $1.6 million and consisted of interest income on cash and cash equivalents of $2.7 million, offset by interest expense of $0.1 million, foreign currency translation losses of $0.2 million, interest accretion of $0.7 million related to a put option and bonus accrual and miscellaneous expense of $0.1 million. Our acquisitions contributed an additional $0.2 million of interest income. Other income, net for the year ended December 31, 2002 consisted of interest income on cash and cash equivalents of $3.0 million, foreign currency translation gains of $1.3 million, offset by interest expense of $1.6 million, interest accretion of $1.0 million related to a put option and bonus accrual and miscellaneous expense of $0.2 million.

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

Gain on deconsolidation of subsidiary

We recorded a gain on deconsolidation of itiliti of $7.1 million for the year ended December 31, 2002 that is more fully discussed in Note 4 to the Consolidated Financial Statements.

Equity in losses of affiliated companies

In 2003, we recorded a loss of $0.1 million on the investments in Software AG and Ciber. We had no losses in 2002.

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

For the year ended December 31, 2003, our discontinued operations, which is comprised of Australia and DRI, had a net loss of $3.4 million as compared to a net loss of $3.3 million for the year ended December 31, 2002. For each respective year, losses were mainly attributable to goodwill impairments that were related to the original acquisitions of Australia.

Income Tax

Our income tax provision was $2.2 million on a loss of $3.4 million at a negative effective rate of approximately 63% for the year ended December 31, 2003. The significant items comprising our negative effective rate include the additional tax on deemed distributions from iGS as a result of the eJiva transaction. Our income tax benefit for the comparable year in 2002 was $0.3 million at an effective rate of 1.4%. The significant items comprising our effective rate included the write-off of impaired goodwill that is not deductible for tax purposes, non-deductible goodwill amortization and equity losses, which are offset by a tax holiday in India, related to our iGS subsidiary.

Liquidity and Capital Resources

Our working capital decreased $7.4 million from December 31, 2003 to December 31, 2004. Our accounts receivable increased by $14.4 million from December 31, 2003 to $61.3 million, and our days sales outstanding increased to 87 days at December 31, 2004 from 73 days at December 31, 2003.

At December 31, 2004, we had cash and short-term investments of $28.2 million and $35.9 million, respectively, as compared to cash and short-term investments of $36.1 million and $39.6 million, respectively, at December 31, 2003. Short-term investments at December 31, 2004 and 2003 consisted mainly of highly liquid short-term investments. Our focus over the past two years has been liquidity along with the preservation of our principal holdings.

Cash provided from operations is anticipated to be adequate to fund capital expenditures and other business needs over the next 12 months.

Cash from Operations

Cash used by operations was $7.8 million for the year ended December 31, 2004. Factors contributing to our use of cash were net losses of $18.2 million for 2004 and changes in working capital items that included increases to our accounts receivable balances of $14.4 million offset by $6.2 million of decreases to other work capital items. During 2004, we recognized $3.6 million in gains related to the sales of land held in India. Significant noncash items in 2004 totaled $25.0 million and included depreciation and amortization, stock based compensation related to the Quintant deal, bad debt allowance, minority interest equity losses, deferred taxes and asset impairments related to our restructurings of UK and Canada. Cash provided by our discontinued operations totaled $2.8 million for 2004.

Cash used by operations was $14.1 million for the year ended December 31, 2003. Factors contributing to our use of cash were net losses of $9.0 million for 2003, and changes in working capital items that included increases to our accounts receivable balances of $4.2, decreases to our accrued liabilities due to the payment of a put option, offset by $5.7 million related to decreases in other current assets and increases to account payable. Significant noncash items in 2003 totaled $8.6 million and included depreciation and amortization, deferred compensation related to the Quintant deal, bad debt allowance, minority interest equity losses, deferred taxes and goodwill impairment related to Australia. Cash used by our discontinued operations totaled $4.0 million for 2003.

Cash provided by operations was $28.3 million for the year ended December 31, 2002. Our net loss for the year was $27.5 million. Sources of cash in 2002 included decreases in our accounts receivable balances of $12.6 million and other current assets of $9.4 million offset by decreases in accrued liabilities, restructuring reserves, and accounts payable of $3.3 million. Significant noncash items included a goodwill impairment charge of $26.0 million and losses on joint ventures and affiliated companies of $7.6 million offset by a noncash gain on the deconsolidation of itiliti of $7.1 million. Other significant noncash items totaled $6.4 million and included depreciation and amortization, bad debt allowance, minority interest and deferred taxes. Cash used by our discontinued operations totaled $4.9 million for 2002.

Investing Activities

Cash used by investing activities was $0.9 million in 2004 as compared to uses of cash of $9.9 million and $16.2 million in 2003 and 2002, respectively.

Our capital expenditures were $14.9 million, $6.3 million and $1.4 million in 2004, 2003 and 2002, respectively. Significant portions of capital expenditures in 2004 and 2003 were due to the construction of our Whitefield (“Whitefield”) campus located in India, while 2002 capital expenditures were due to normal business purposes.

We have decreased our short-term investment portfolios by approximately $4.3 million and $13.4 million in 2004 and 2003, respectively, using portions of the proceeds of the sales for the construction of our Whitefield campus. In 2002, we purchased $9.1 million of short-term investments.

During the year ended December 31, 2004, we sold Australia and DRI for cash proceeds of $7.2 million. We also sold a tract of land held in India for $4.8 million. We purchased Saint Life for $0.6 million in cash and invested $1.6 million in our two joint ventures CIBER and Software AG.

During the year ended December 31, 2003, we used $15.4 million in net cash reserves to acquire the following entities (dollars in thousands):

iGate Clinical Research International	$360
AquaRegia, Pvt. Ltd	365
IT&T Ltd. assets	4,550
Quintant, Inc.	7,227
DiagnoSearch, Pvt. Ltd.	1,387
IdeaSpace, Pvt. Ltd.	1,507

Total cash used, net of acquired cash	$15,396

In 2003 and 2002, we paid $1.0 million and $4.9 million, respectively, related to earn-out payments related to previous years’ acquisitions. In 2002, we paid $0.9 million to acquire the remaining 10% of Symphoni.

On October 1, 2003, we paid $9.3 million in cash for a put option, which is from a prior acquisition.

On October 7, 2003, we sold our entire investment in Red Hat common stock for cash proceeds of $1.4 million. We received the Red Hat stock in conjunction with the PTI transaction, which occurred in February 2001.

In 2003, IGS invested approximately $1.8 million to establish an alliance with Concours, and invested $0.1 million to enter into joint ventures with SAG and CIBER. IGS may be required to continue to fund these two joint ventures in proportion to their pro-rata ownership interest.

Financing Activities

Cash provided by financing activities was $3.0 million in 2004 and $1.0 million in 2003, as compared to a $9.5 million use of cash in 2002. Sources of cash related to stock option exercises of $1.9 million and $1.0 million for 2004 and 2003, respectively. In 2004, we issued 220,873 shares of iGS stock to Concours for proceeds of $1.1 million. In 2002, we paid GE $10.0 million related to the remaining portion of our outstanding convertible promissory note due, which was offset by $0.5 million in proceeds from the exercise of employee stock options.

Restructurings

We restructured our businesses in 2004, 2003, 2002 and 2001. As a result of these restructurings, we will be required to make cash payments in future years. The nature of the payments and the reasons for the restructurings are discussed more fully in Note 6 to the Consolidated Financial Statements. The following table details the cash payments that we will be required to make in the future years:

	2005	2006	2007	2008	2009	Thereafter
	(Dollars in thousands)
Severance and related items	$610	$—	$—	$—	$—	$—
Lease costs of office closure	3,082	844	828	828	751	526

Total	$3,692	$844	$828	$828	$751	$526

During 2004, iGS invested approximately $1.1 million to establish an alliance with The Concours Group, and invested $0.4 million into joint ventures with Software AG and CIBER. iGS may be required to continue to fund these two joint ventures in proportion to their pro-rata ownership interest.

We renewed our secured credit facility (“New Facility”) with PNC Bank on September 16, 2004 for 365 days. Our borrowing availability under the new facility is $25.0 million. We have no outstanding borrowings on the New Facility at December 31, 2004. As part of our agreement with PNC Bank, we are required to maintain cash and cash equivalents and short-term investments of at least $30.0 million and maintain net tangible worth of at least $88 million. Due to our inability to file our form 10-K by March 31, 2005, we violated an Affirmative Covenant under the New Facility requiring us to deliver audited financial statements to PNC. PNC has waived the default provision.

Unless otherwise discussed, we did not use our cash reserves for any other significant financing or investing activities, with the exception of cash being transferred from money-market accounts or other short-term investments (purchases of $36.4 million and sales of $40.7 million), certain capital expenditures that were incurred during the normal course of business (net additions of $14.9 million) and the exercise of employee stock options of $1.9 million.

ICRI and Quintant, Inc. are development stage companies. While both companies have their own cash reserves for operating purposes, we may be required to fund their operations, if cash reserves are not adequate.

Contractual Commitments

As part of our acquisition of DiagnoSearch, we may be required to fund their existing operations for an amount of up to $3.0 million, based upon mutually agreed upon operating needs. We funded $0.5 million of this requirement in 2004 and $0.3 million in 2003.

We have committed to building a new campus on 14 acres of land located in Bangalore. Total estimated costs of the project will approximate $15.0 million. Phase I was completed in February 2004, with Phase II expected to be completed in 2005. We have funded the project through a combination of available cash reserves and short-term investments.

We also have financial commitments related to existing leases on our occupied space. Our commitments are as follows:

	2005	2006	2007	2008	2009	Thereafter
	(Dollars in thousands)
Leases	$3,663	$2,542	$1,846	$1,240	$495	$1,029

Off-Balance Sheet Arrangements

We do not have any off-balance arrangements.

Market Risk Factors

We are exposed to market risks from adverse changes in foreign exchange rates, interest rates, especially the Indian Rupee (“Rupee”). We do not engage in speculative or leveraged transactions, nor do we hold or issue financial instruments for trading purposes.

Foreign Exchange Rate Sensitivity

iGS’s cash flow and earnings are subject to fluctuations due to exchange rate variation between the Rupee and USD. This foreign currency risk exists based upon the nature of the iGS’s operations. The majority of iGS’s customers and revenue are U.S. based, which provides an inherent foreign currency risk between US and Rupee exchange rates.

We attempt to limit our exposure to changing Rupee rates mainly through financial market transactions. These transactions may include entering into forward or option contracts to hedge existing exposures. The instruments are used to reduce risk by essentially creating offsetting currency exposures. The following table presents information related to foreign currency contracts held by the Company:

LIST OF OUTSTANDING HEDGE TRANSACTIONS ON DECEMBER 31, 2004

	Maturity Date	Strike Price at Rupee Rate	Amount	Option	Net Unrealized Gains/(Losses) December 31, 2004
			(Dollars and Rupees in Thousands)
FORWARD CONTRACTS
From:	March 31, 2005	46.12
To:	September 30, 2005	44.25

Subtotal			$5,000		$117

CURRENCY OPTION CONTRACTS
From:	March 29, 2005	44.50	$7,000	Buy Put
To:	June 28, 2005	46.70	$12,000	Sell Call

Subtotal			$19,000		$141

PRINCIPAL SWAPS
	March 31, 2005	—	$1,000 (USD)	Sell Call	$(6)
			44,720 (INR)	Buy Put
	September 1, 2006	—	$ 2,500 (USD)		$(163)
			113,750 (INR)
INTEREST RATE SWAPS
	September 30, 2006	—	$2,500		$32
			Amount (INR)
	June 1, 2005		50,000		$(4)

Total					$117

The net unrealized gains/(losses) were calculated using a Rupee Exchange rate of 43.253.

As of December 31, 2004, our forward contracts to hedge intercompany cash flows mature within one year. As each contract matures, iGS will receive Rupees at the contracted (“strike price”) rate while delivering the USD equivalent of Rupees at the prevailing Rupee exchange rate. Contracts that meet qualifying criteria are accounted for as foreign currency cash flow hedges. Accordingly, the effective portion of gains and losses is deferred as a component of other comprehensive loss and is recognized in earnings at the time the hedged item affects earnings. Any gains and losses due to hedge ineffectiveness or related to contracts which do not qualify for hedge accounting are recorded in current period earnings in other income and expense. At December 31, 2004, the forward contracts to hedge intercompany cash flows did not meet qualifying criteria to receive hedge accounting and, as such, iGS appropriately recorded the net unrealized gain of $0.1 million as Other Income.

As of December 31, 2004, our option contracts to hedge intercompany cash flows mature within one year. As each contract matures and dependent upon prevailing Rupee exchange rates, iGS will have the option to either buy USDs at each contracted “put” strike price or sell USDs at each contracted “call” strike price. Contracts that meet qualifying criteria are accounted for as foreign currency cash flow hedges. Accordingly, the effective portion of gains and losses is deferred as a component of other comprehensive loss and is recognized in earnings at the time the hedged item affects earnings. Any gains and losses due to hedge ineffectiveness or related to contracts which do not qualify for hedge accounting are recorded in current period earnings in other income and expense. At December 31, 2004, the option contracts to hedge intercompany cash flows did not meet qualifying criteria to receive hedge accounting and, as such, iGS appropriately recorded the net unrealized gain of $0.1 million as Other Income.

As of December 31, 2004, our principal swaps to hedge intercompany debt from iGS to iGate have maturity dates that range from three to eighteen months. Contracts that meet qualifying criteria are accounted for as foreign currency cash flow hedges. Accordingly, the effective portion of gains and losses is deferred as a component of other comprehensive loss and is recognized in earnings at the time the hedged item affects earnings. Any gains and losses due to hedge ineffectiveness or related to contracts which do not qualify for hedge accounting are recorded in current period earnings in other income and expense. At December 31, 2004, the principal swaps to hedge intercompany debt did not meet qualifying criteria to receive hedge accounting and iGS appropriately recorded the net unrealized loss of $0.1 million as Other Income.

Substantially all of the Company’s foreign affiliates’ financial instruments are denominated in their respective functional currencies. Accordingly, exposure to exchange risk on foreign currency financial instruments is not material. (See Note 3 to the consolidated financial statements.)

Interest Rate Sensitivity

The Company is exposed to changes in interest rates primarily as a result of its intercompany debt borrowing and investing activities used to maintain liquidity and fund business operations. The nature and amount of the Company’s long-term and short-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. The Company’s net intercompany debt obligation totaled $10.0 million at December 31, 2004. The Company’s debt obligation is discussed in its Related Party Transactions Note 18.

In order to manage interest rate exposure, iGS utilizes interest rate swaps. These derivatives are primarily accounted for as fair value hedges. Accordingly, changes in the fair value of these derivatives, along with changes in the fair value of the hedged debt obligations that are attributable to the hedged risk, are recognized as Interest Expense.

Effect of Hypothetical 10% Fluctuation In Market Prices

Our primary net foreign currency exposure includes the Indian Rupee (“INR”). The fair value of foreign exchange contracts is subject to changes in foreign currency exchange rates.

As of December 31, 2004, the potential gain or loss in the fair value of the Company’s outstanding foreign currency contracts and interest rate contracts assuming a hypothetical 10% fluctuation in currency rates and swap rates, respectively, would be approximately:

Fair Value Effect
(Dollars in millions)
Foreign currency contracts	$0.3
Interest rate swap contracts	$0.1

However, it should be noted that any change in the fair value of the contracts, real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged items. In relation to currency contracts, this hypothetical calculation assumes that each exchange rate would change in the same direction relative to the USD.

Inflation

We do not believe that inflation had a significant impact on our results of operations for the periods presented. On an ongoing basis, we attempt to minimize any effects of inflation on our operating results by controlling operating costs and whenever possible, seeking to insure that billing rates reflect increases in costs due to inflation.

For all significant foreign operations, the functional currency is the local currency. Assets and liabilities of these operations are translated at the exchange rate in effect at each period end. Statement of Operations accounts are translated at the average exchange rate prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included as a component of other comprehensive income (loss). Realized gains and losses from foreign currency transactions are included in net loss for the periods presented. Exchange rate transaction gains (losses) did not have a significant impact on operations for the year ended December 31, 2004.

Seasonality

Our operations are generally not affected by seasonal fluctuations. However, our consultants’ billable hours are affected by national holidays and vacation policies, which vary by country and by operating company.

Economic Trends and Outlook

Recent reporting data that focused on the Indian IT and BPO markets indicates that the IT industry is expected to post approximately 30% growth during 2005. The data also notes that medium-sized firms are increasing their own IT outsourcing in order to cut costs.

Worldwide spending on IT services grew by approximately 6.7% to $607.8 billion in 2004, which after factoring in the decline of the USD was estimated to be 2.2% in absolute dollar terms.

We are committed to the BPO market so evidenced by our construction of our Whitefield campus, and our 2003 acquisitions that focused on serving the BPO market. We believe we have the necessary infrastructure in place to take advantage of our opportunities in the BPO market.

Recently Issued Accounting Standards

Share-based Payment

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB No. 123 (R), Share-based Payment. FASB No. 123 (R) requires employers to value share-based payments using the fair value method, eliminating the option to use the intrinsic method to value such payments. FASB No. 123 (R) is effective for the third quarter of 2005. The Company is currently evaluating the effect of the provisions of this statement on its Consolidated Financial Statements.

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

Foreign Earnings Repatriation Provisions

The Financial Accounting Standards (“FASB”) issued FASB Staff Position (“FSP”) No. 109-2, Application of FASB No. 109, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provisions with the American Jobs Creation Act of 2004 in December 2004. FSP 109-2 addresses the appropriate point at which a company should reflect in its financial statements the effect of the one-time tax benefit on the repatriation of foreign earnings. We have decided not to repatriate earnings under the Act.

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

The following analysis presents the hypothetical changes in fair values of public equity investments that are sensitive to changes in the stock market (in millions):

	Valuation of securities given X% decrease in each stock price			Fair Value as of December 31, 2004	Valuation of securities given X% increase in each stock price
	(75%)	(50%)	(25%)		25%	50%	75%
Corporate equities	$0.1	$0.2	$0.3	$0.5	$0.6	$0.7	$0.8

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

The Financial Statements and Supplementary Data required by this item are filed as part of this Form 10-K. See Index to Consolidated Financial Statements on page 38 of this Form 10-K.

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

The Company’s consolidated financial statements for the year ended December 31, 2004 have been audited by PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, whose report thereon appears on pages 39 and 40 of this Form 10-K.

The Board of Directors pursues its responsibility for the Company’s financial reporting and accounting practices through its Audit Committee, all of the members of which are independent directors. The Audit Committee’s duties include recommending to the Board of Directors the Independent Registered Public Accounting Firm to audit the Company’s financial statements, reviewing the scope and results of the independent accountants activities and reporting the results of the committee’s activities to the Board of Directors. The Independent Registered Public Accounting Firm has met with the Audit Committee in the presence of management representatives to discuss the results of their audit work. The Independent Registered Public Accounting Firm has direct access to the Audit Committee.

Sunil Wadhwani

Co-Chairman, Chief Executive Officer, and Director

Michael J. Zugay

Senior Vice-President and Chief Financial Officer

iGATE CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of iGate Corporation:

We were engaged to perform an integrated audit of iGate Corporation’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 in accordance with the standards of the Public Company Accounting Oversight Board (United States). We have audited the Company’s 2004, 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinion on the consolidated financial statements, based on our audits of those consolidated financial statements, is presented below. However, as explained more fully below, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a)(1) present fairly, in all material respects, the financial position of iGate Corporation and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

The Company has not reported on its assessment of the effectiveness of internal control over financial reporting. Accordingly, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion on the effectiveness of the Company’s internal control over financial reporting.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Although management has not reported on its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, management has identified the following material weaknesses as of December 31, 2004.

Management has concluded that, as of December 31, 2004, the Company did not maintain effective controls over the accounting for customer accounts receivable and the corresponding revenue, the Company had ineffective controls over the application and monitoring of cash payments received from customers and the issuance of customer credit memos and discounts. This deficiency resulted in an audit adjustment to the fourth quarter 2004 consolidated financial statements. Additionally, this control deficiency could result in a misstatement to customer accounts receivable that could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness.

Also, management has concluded that, as of December 31, 2004, the Company did not maintain effective controls over the calculation and review of deferred compensation and the corresponding compensation expense. Specifically, the Company’s controls did not identify a computational error in determining the amount of compensation expense to be recognized from the cancellation of 2.1 million shares of restricted stock and the related cash payments made to the Quintant Inc. founders. This deficiency resulted in an audit adjustment to the fourth quarter 2004 consolidated financial statements. Additionally, this deficiency could result in a misstatement to deferred compensation expense that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness.

The existence of one or more material weaknesses as of December 31, 2004 would preclude a conclusion that the Company’s internal control over financial reporting was effective as of that date. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and our disclaimer of opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP

Pittsburgh, PA

April 6, 2005

iGATE CORPORATION

CONSOLIDATED BALANCE SHEETS

	At December 31,
	2004	2003
	(Dollars in thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$28,201	$36,133
Short-term investments	35,863	39,582
Accounts receivable, net of allowance for uncollectible accounts of $3,892 and $2,283, respectively	47,451	39,277
Unbilled receivables	13,912	7,660
Employee advances	1,353	1,971
Prepaid and other current assets	5,632	5,311
Prepaid income taxes	435	792
Deferred income taxes	2,304	4,545
Current assets of discontinued operations	—	7,182

Total current assets	135,151	142,453

Investments in unconsolidated affiliates	3,951	2,931

Land, building, equipment and leasehold improvements, at cost:
Land and building	8,124	3,710
Equipment	47,931	37,336
Leasehold improvements	3,209	3,648

	59,264	44,694
Less—accumulated depreciation	(33,450)	(28,211)

Net land, building, equipment and leasehold improvements	25,814	16,483

Goodwill	9,398	8,624
Intangible assets, net	5,918	8,262
Noncurrent assets of discontinued operations	—	2,187

Total assets	$180,232	$180,940

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,636	$9,092
Accrued payroll and related costs	16,662	16,896
Accrued income taxes	2,019	1,122
Other accrued liabilities	9,555	5,858
Restructuring reserve	3,692	3,354
Deferred revenue	653	994
Current liabilities of discontinued operations	88	3,844

Total current liabilities	41,305	41,160
Restructuring reserve	3,777	1.304
Other long-term liabilities	564	—
Deferred income taxes	9,520	8,719
Noncurrent liabilities of discontinued operations	—	748

Total liabilities	55,166	51,931

Minority interest	13,366	6,874
Commitments and contingencies
Shareholders’ equity:
Preferred Stock, without par value: 20,000,000 shares authorized, 1 share of Series A Preferred Stock held in treasury in 2004 and 2003, respectively	—	—
Common Stock, par value $0.01 per share: 100,000,000 shares authorized, 53,502,448 and 52,788,351 shares issued at December 31, 2004 and 2003, respectively	535	529
Additional paid-in capital	161,345	160,336
Accumulated deficit	(36,710)	(18,499)
Deferred compensation	(1,934)	(8,933)
Common Stock held in treasury, at cost, 990,102 and 964,443 shares at December 31, 2004 and 2003, respectively	(14,714)	(14,714)
Accumulated other comprehensive income	3,178	3,416

Total shareholders’ equity	111,700	122,135

Total liabilities and shareholders’ equity	$180,232	$180,940

The accompanying notes are an integral part of these consolidated financial statements.

iGATE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2004	2003	2002
	(Dollars in thousands, except per share data)
Revenues	$264,585	$240,634	$250,851
Cost of revenues	197,577	171,654	173,247

Gross margin	67,008	68,980	77,604
Selling, general and administrative	82,079	72,936	72,444
Gain on sale of land	(3,615)	—	—
Restructuring charges	5,805	604	4,232
Goodwill impairment	—	—	25,964

Loss from operations	(17,261)	(4,560)	(25,036)
Interest income	901	2,657	2,895
Interest expense	(143)	(155)	(1,559)
Other (expense) income, net	616	(942)	127
Equity in losses of affiliated companies	(335)	(99)	—
Minority interest	(677)	(312)	(441)
Gain on deconsolidation of subsidiary	—	—	7,086
Loss on venture investments and affiliated companies	—	(28)	(7,610)

Loss from continuing operations before income taxes	(16,899)	(3,439)	(24,538)
Income tax expense (benefit)	5,130	2,179	(339)

Loss from continuing operations	(22,029)	(5,618)	(24,199)
Income (loss) from discontinued operations, net of income taxes	3,818	(3,402)	(3,292)

Net loss	$(18,211)	$(9,020)	$(27,491)

Net (loss) earnings per common share, basic:
Loss from continuing operations	$(0.42)	$(0.11)	$(0.47)
Earnings (loss) from discontinued operations	0.07	(0.07)	(0.06)

Net loss—Basic	$(0.35)	$(0.17)	$(0.54)

Net (loss) earnings per common share, diluted:
Loss from continuing operations	$(0.42)	$(0.11)	$(0.47)
Earnings (loss) from discontinued operations	0.07	(0.07)	(0.06)

Net loss—diluted	$(0.35)	$(0.17)	$(0.54)

Weighted average common shares, basic	52,721	51,697	51,304

Weighted average common shares, diluted	52,721	51,697	51,304

The accompanying notes are an integral part of these consolidated financial statements.

iGATE CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

	Common Stock
			Series A Preferred Shares	Additional Paid-in Capital	Accumulated (Deficit)	Deferred Compensation	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Comprehensive Loss
	Shares	Par Value
	(Dollars in thousands)
Balances, December 31, 2001	52,245,436	$524	1	$142,985	$18,012	$(204)	$(14,714)	$(3,227)	$143,376

Exercise of stock options, including tax benefit recognized of $0.1 million	161,457	1	—	583	—	—	—	—	584
Treasury stock transactions (1)	(964,443)	—	(1)	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	102	—	—	102
Comprehensive income:
Unrealized gain on investments, net of tax of $0.1 million	—	—	—	—	—	—	—	246	246	$246
Reclassification adjustment for gains realized in net loss, net of tax of $0.1 million	—	—	—	—	—	—	—	(192)	(192)	(192)
Currency translation adjustment	—	—	—	—	—	—	—	524	524	524
Net loss	—	—	—	—	(27,491)	—	—	—	(27,491)	(27,491)

										$(26,913)

Balances, December 31, 2002	51,442,450	$525	—	$143,568	$(9,479)	$(102)	$(14,714)	$(2,649)	$117,149

Exercise of stock options, including tax benefit recognized of $0.3 million	273,422	3	—	891	—	—	—	—	894
Shares sold to employees	108,036	1	—	308	—	—	—	—	309
Restricted stock award	—	—	—	15,569	—	(10,462)	—	—	5,107
Amortization of deferred compensation	—	—	—	—	—	1,631	—	—	1,631
Comprehensive income:
Unrealized gain on investments, net of tax of $0.4 million	—	—	—	—	—	—	—	670	670	$670
Reclassification adjustment for gains realized in net loss	—	—	—	—	—	—	—	(760)	(760)	(760)
Currency translation adjustment	—	—	—	—	—	—	—	6,155	6,155	6,155
Net loss	—	—	—	—	(9,020)	—	—	—	(9,020)	(9,020)

										$(2,955)

Balances, December 31, 2003	51,823,908	$529	—	$160,336	$(18,499)	$(8,933)	$(14,714)	$3,416	$122,135

Exercise of stock options, including tax benefit recognized of $0.3 million	178,173	1	—	802	—	—	—	—	803
Treasury stock transactions	(25,659)	—	—	—	—	—	—	—	—
Shares issued to employees	455,924	4	—	1,327	—	—	—	—	1,331
Restricted stock award	80,000	1	—	293	—	(294)	—	—	—
Modification of Quintant acquisition agreement	—	—	—	(1,413)	—	—	—	—	(1,413)
Amortization of deferred compensation	—	—	—	—	—	7,293	—	—	7,293
Comprehensive income:
Unrealized loss on investments, net of tax	—	—	—	—	—	—	—	(73)	(73)	$(73)
Reclassification adjustment for gains realized in net loss	—	—	—	—	—	—	—	(121)	(121)	(121)
Currency translation adjustment	—	—	—	—	—	—	—	(44)	(44)	(44)
Net loss	—	—	—	—	(18,211)	—	—	—	(18,211)	(18,211)

										$(18,449)

Balances, December 31, 2004	52,512,346	$535	—	$161,345	$(36,710)	$(1,934)	$(14,714)	$3,178	$111,700

(1)	The Company has reclassified all stock held in Treasury to reflect only outstanding common stock.

The accompanying notes are an integral part of these consolidated financial statements.

iGATE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Operations:
Net loss	$(18,211)	$(9,020)	$(27,491)
Adjustments to reconcile net loss to cash (used) provided by operations:
(Income) loss from discontinued operations, net of tax	(3,818)	3,402	3,292
Depreciation and amortization	8,720	5,935	6,389
Net gain on deconsolidation of itiliti, net of cash	—	—	(7,086)
Impairment of goodwill	—	3,933	29,688
Gain on sale of stock of subsidiaries	—	(296)	—
Gain on sale of land	(3,615)	—	—
Gain on other investments	—	(866)	—
Allowance for uncollectible accounts	1,528	(235)	68
Deferred income taxes, net	2,972	517	(2,684)
Loss on venture investments and affiliated companies	—	324	7,610
Loss on impairment of property and equipment	373	—	826
Equity in losses of affiliated companies	335	99	—
Minority interest	677	312	441
Stock issued to employees	1,331	—	—
Discount on stock sold to employees	1,811	—	—
Amortization of deferred compensation	7,293	1,631	102
Amortization of bond premium	—	—	1,222
Working capital items excluding effects of divestitures:
Accounts receivable and unbilled receivables	(14,358)	(4,180)	12,614
Employee advances	689	(39)	978
Prepaid and other current assets	1,320	3,436	8,445
Accounts payable	(590)	2,225	(1,849)
Accrued and other current liabilities	8,042	(12,603)	1,893
Restructuring reserves	(2,891)	(2,535)	(3,376)
Deferred revenue	(369)	(2,843)	(755)

Net cash flows (used) provided by continuing operations	(8,761)	(14,736)	26,603
Cash flows provided by discontinued operations	1,002	596	1,656

Net cash flows (used) provided by operating activities	(7,759)	(14,140)	28,259

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to equipment and leasehold improvements, net	(14,934)	(6,305)	(1,365)
Purchases of investments	(36,359)	(8,003)	(112,284)
Sales of investments	40,689	21,399	103,155
Sales of investments in unconsolidated affiliates	—	1,418	35
Investments in unconsolidated affiliates	(1,612)	(1,942)	—
Acquisitions, net of cash acquired	(648)	(15,396)	—
Proceeds from sale of land	4,780	—	—
Proceeds from sale of affiliates, net of cash sold	7,180	—	—
Acquisitions of minority units	—	—	(850)
Contingent consideration for acquisitions	—	(1,026)	(4,879)

Net cash flows provided (used) by investing activities	(904)	(9,855)	(16,188)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on convertible promissory note	—	—	(10,000)
Proceeds from issuance of stock by subsidiary	1,092	—	—
Net proceeds from exercise of stock options	1,880	1,033	540

Net cash flows provided (used) by financing activities	2,972	1,033	(9,460)

Effect of currency translation	(2,241)	2,302	(256)

Net change in cash and cash equivalents	(7,932)	(20,660)	2,355
Cash and cash equivalents, beginning of year	36,133	56,793	54,438

Cash and cash equivalents, end of year	$28,201	$36,133	$56,793

SUPPLEMENTAL DISCLOSURE:
Cash payments for interest	$—	$—	$725

Cash payments for income taxes	$576	$908	$3,516

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized (loss) gain on investments	$(194)	$(90)	$54

Common stock issued for acquisition	$—	$15,569	$—

Capitalized leases	$769	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2004 AND 2003

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

(d) Reclassifications

Certain amounts in previously issued financial statements were reclassified to conform to 2004 presentations. See Note 13 for further information.

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

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2004 AND 2003

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

(j) Investments in Unconsolidated Affiliates

The Company accounts for its investments in marketable equity securities in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). The Company has determined that certain of its investments in marketable equity securities are classified as available-for-sale and recorded at fair value, utilizing the investments closing price at each reporting period. These investments are recorded on the balance sheet at market value, with the unrealized gains or losses, net of tax, reported as a component of accumulated other comprehensive income in the Consolidated Statement of Shareholders’ Equity and Comprehensive Loss. The unrealized gain or loss is the difference between the Company’s original cost for an investment and the investment’s fair value at each reporting period. Realized gains or losses on securities sold are calculated using the specific identification method.

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

In evaluating these factors above, management presumes a decline in value to be other-than-temporary if the market price of the security is 20% or more below the investment’s cost basis for a period of six months or more (the “20% criteria”). However, the presumption of an other-than-temporary decline in these instances may be overcome if there is persuasive evidence indicating that the decline is temporary in nature (e.g., strong operating performance of investee, historical volatility of investee, etc.). Additionally, there may be instances where impairment losses are recognized even if the 20% criteria is not satisfied (e.g., plan to sell the security in the near term and the fair value is below the Company’s cost basis). During 2003 and 2002, the Company incurred impairment losses deemed to be other-than-temporary. These impairments are disclosed in Note 6. No such impairment losses were incurred in 2004.

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

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2004 AND 2003

(k) Land, Building, Equipment and Leasehold Improvements

Property and equipment are stated at cost. The Company provides for depreciation using the straight-line method over the estimated useful lives. Upon disposal, assets and related accumulated depreciation are removed from the Company’s accounts and the resulting gains and losses are reflected in loss from operations in the Consolidated Statements of Operations. Repairs and maintenance are charged to expense as incurred. Improvement and betterments that extend the useful life of an asset are capitalized.

The estimated useful lives of depreciable assets are as follows:

Building	25 years
Equipment	3–5 years
Leasehold Improvements	Shorter of the life of the improvement or lease term ranging from 3 to 10 years

(l) Goodwill and Intangible Assets

Goodwill is the excess of purchase price over the value of the net assets acquired. Under SFAS 142, Goodwill and Other Intangible Assets, goodwill and intangibles with indefinite useful lives are no longer amortized but will be subject to, at a minimum, an annual impairment assessment of their carrying value. Under SFAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. Estimated fair values of reporting units underlying the segments were estimated using either a discounted cash flow methodology, recent comparable transactions or a combination thereof. For further discussions, see Note 5.

The cost of other acquired intangibles is amortized on a straight-line basis over their estimated useful lives.

The estimated useful lives of intangible assets are as follows:

Intellectual property	3–5 years
Customer relationships	3–6 years
Beneficial employment contracts	4 years

The Company assesses the carrying value of its long-lived assets, including land, building, equipment and leasehold improvement and amortizable intangible assets, whenever economic events or changes in circumstances indicate that the carrying values of the assets may not be recoverable. Long-lived assets are considered to be impaired when the sum of the undiscounted expected future net operating cash flows is less than the carrying values of the related assets.

(m) Income Taxes

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. The Company has evaluated its deferred tax asset and has recorded a valuation allowance where appropriate.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2004 AND 2003

Historically, the government of India has provided incentives, in the form of tax holidays, to encourage foreign investment. Under the Indian Income Tax Act, 1961, the Company’s Indian subsidiary is eligible to claim a tax holiday for 10 consecutive assessment years on profits derived from the export of software services from divisions registered under the Software Technology Parks at Bangalore, Chennai and Pune. The benefits of the holiday will expire for certain of the units beginning in 2005.

The Company has not provided for U.S. deferred income taxes or foreign withholding tax on basis differences in its non-U.S. subsidiaries of $5.8 million that result primarily from undistributed earnings the Company intends to reinvest indefinitely. Determination of the deferred income tax liability on these basis differences is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

(n) Minority Interest

Minority interest represents the proportionate share of outside equity holders. At December 31, 2004 and 2003, the Company had outside equity holders for the following Companies:

	Percentage Outside Ownership
	2004	2003
iGate Global Solutions Ltd. (“iGS”).	17.9%	12%
Quintant, Inc. (Quintant)	17.9%	6%
iGate Clinical Research International	—%	10%
DiagnoSearch	5%	5%

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

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2004 AND 2003

(p) Derivatives Instruments and Hedging Activities

The Company uses derivative financial instruments for the purpose of hedging currency, price, and interest rate exposures, which exist as part of ongoing business operations. The Company carries derivative instruments on the balance sheet at fair value, determined by reference to quoted market prices. Derivatives are included in other assets and other liabilities based on the instrument’s fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of hedging relationship and, if so, the reason for holding it. The cash flows related to derivative instruments are classified in the consolidated statements of cash flows within operating activities as a component of other items, net.

The Company recorded $0.1 million in other income in 2004 and $0.1 million in other expense in 2002 related to its foreign currency hedging transactions. The Company had no derivative gains or losses in 2003.

At December 31, 2002, the Company liquidated its only foreign exchange contract for $6.0 million Canadian dollars at rate of 1.5738 or U.S. $3.8 million. As a result of the sale, the Company realized a loss of $0.1 million in 2002.

(q) Stock-Based Employee Compensation

The Company has stock-based employee compensation plans, which are described more fully in Note 11. SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”) gives companies the option to adopt the fair value method for expense recognition of employee stock options or to continue to account for employee stock options using the intrinsic value method, as outlined under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). The Company has elected to continue to apply the intrinsic value method to account for employee stock options and discloses the pro forma effect as if the fair value method had been applied. The following table illustrates the effect on net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	Year ended December 31,
	2004	2003	2002
	(in thousands, except per share amounts)
Net Loss, as reported	$(18,211)	$(9,020)	$(27,491)
Add: Deferred and other stock-based compensation expense reported in earnings	14,296	1,631	102
Less: Total stock-based employee compensation expense determined under fair value method for all awards and deferred compensation expense	(15,076)	(2,298)	(600)

Pro forma net loss	$(18,991)	$(9,687)	$(27,989)

Earnings per share:
Basic and diluted
As reported	$(0.35)	$(0.17)	$(0.54)

Pro forma	$(0.36)	$(0.19)	$(0.55)

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2004 AND 2003

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair values of options granted and the assumptions used are as follows:

Year Ended December 31, 2004	iGate	iGS
Weighted average fair values of options granted during 2004	$3.28	$6.40
Risk-free interest rate	3.5%	3.4%
Expected dividend yield	0.0%	0.0%
Expected life of options	5 years	4 years
Expected volatility rate	89.8%	75.5%

Year Ended December 31, 2003	iGate	iGS
Weighted average fair values of options granted during 2003	$4.00	$4.21
Risk-free interest rate	3.3%	3.5%
Expected dividend yield	0.0%	0.0%
Expected life of options	5 years	4 years
Expected volatility rate	66.0%	73.0%

Year Ended December 31, 2002	iGate	iGS
Weighted average fair values of options granted during 2002	$4.04	$3.67
Risk-free interest rate	4.0%	4.0%
Expected dividend yield	0.0%	0.0%
Expected life of options	5 years	4 years
Expected volatility rate	79.0%	79.0%

(r) Currency Translation Adjustment

For all significant foreign operations, the functional currency is the local currency. Assets and liabilities of these operations are translated at the exchange rate in effect at each year-end. Statement of Operations accounts are translated at the average exchange rate prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included as a component of other comprehensive loss. Gain and losses from foreign currency transactions are included in other (expense) income, net for the periods presented.

Foreign exchange gains or losses on intercompany loans from the Company to its operating subsidiaries are recorded as a component of other income if payment is expected in the foreseeable future based upon mutually agreed upon payment terms.

(s) Revenue Recognition

The Company recognizes revenue on time-and-materials contracts as the services are performed. Revenue is earned when the Company consultants are working on projects. Revenue recognition is negatively impacted by national holidays and consultant vacation and sick days. Revenues on fixed-price contracts are recognized using the proportional performance method. Performance is determined by relating the actual cost of work performed to date to the estimated total cost for each contract and revenue is recognized based upon costs incurred by the Company’s consultants during the period. If the estimate indicates a loss on a particular fixed-price contract, a provision is made for the entire estimated loss without reference to the stage of completion. Changes in job performance, conditions and estimated profitability may result in revisions to costs and revenues and are

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2004 AND 2003

recognized in the period in which the changes are identified. Contracts with deliverables or project milestones recognize revenue as the deliverables or project milestones are achieved. Contracts with deliverables or project milestones can provide for certain penalties if the deliverables or project milestones are not met within contract timelines. Certain maintenance type contracts with no stated deliverables, with a designated workforce assigned, recognize revenues on a straight-line basis over the life of the contract, which are typically one year in duration. Revenue on these contracts is ratable and predetermined based upon the negotiated contract.

In certain client situations, where the nature of the engagement requires it, we utilize the services of other companies in our industry. If these services are provided under an arrangement whereby we agree to retain only a fixed portion of the amount billed to the client to cover our management and administrative costs, we classify the amount billed to the client as subcontractor revenue. These revenues, however, are recorded on a gross versus net basis because we retain credit risk and are the primary obligor to our client. All revenue derived from services provided by our employees or other independent contractors who work directly for us are recorded as direct revenue.

(t) Software Implementation Costs

The Company accounts for costs incurred for its own information systems upgrades in accordance with Statement of Position 98-1 (SOP 98-1) “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. SOP 98-1 requires that both internal and external costs incurred during the preliminary project stage should be charged to operations as incurred. Such costs incurred during the application developement stage should be capitalized; training costs incurred in this stage should, however, be expensed. Costs of upgrades and enhancements should be capitalized (but only during the application development stage) if it is probable that the expenditures will result in added functionality for the software. During the post-implementation/operation stage, training costs (both internal and external) and maintenance costs should be charged to operations.

(u) Gains on Issuance of Stock by Subsidiaries

At the time a subsidiary sells its stock to unrelated parties at a price in excess of its book value, the Company’s investment in that subsidiary’s net assets increases. If at that time, the subsidiary is not a newly- formed, non-operating entity, nor a research and development, start-up, or development-stage company, nor is there a question as to the subsidiary’s ability to continue in existence, the Company records the increase as a gain in its Consolidated Statement of Operations.

(v) Acquisitions

The Company’s acquisitions are accounted for using the purchase method. The purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair market values. Any excess purchase price over the fair market value of the net assets acquired is recorded as goodwill. For all acquisitions, operating results are included in the Consolidated Statement of Loss since the dates of the acquisitions. See Note 12 for additional information.

(w) Discontinued Operations

The Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”) effective January 1, 2002. This standard establishes accounting and reporting requirements for the impairment or disposal of long-lived assets. The Company applied the provisions of SFAS 144 related to the sale of its Australian (“Australia”) and Direct Resources International (“DRI”) subsidiaries in 2004.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2004 AND 2003

Management’s plan to divest and the divestures both occurred within the same period for reporting purposes. Australia and DRI were classified in the Consolidated Financial Statements as discontinued operations. The balance sheet amounts and statement results were reclassified to discontinued operations for both the Balance Sheet and Statement of Operations presentation. The discontinued operations on the Statement of Operations were reported, net of applicable statutory taxes and net of gains on the sales of Australia and DRI. Additionally, segment information does not include the results of businesses classified as discontinued operations. The Company’s management does not expect any continuing involvement with these businesses following the sales.

(x) Net Loss per Share

The Company calculates net loss per share based on the weighted average number of common shares outstanding. Because the Company was in a loss position, it did not include any stock options outstanding whose exercise price were below the average market price or the effect of a convertible promissory note (Note 15) as their effect would be considered antidulitive.

(y) Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB No. 123 (R), Share-based Payment. FASB No. 123 (R) requires employers to value share-based payments using the fair value method, eliminating the option to use the intrinsic method to value such payments. FASB No. 123 (R) is effective for the third quarter of 2005. The Company is currently evaluating the effect of the provision of this statement on its Consolidated Financial Statements.

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

The Financial Accounting Standards (“FASB”) issued FASB Staff Position (“FSP”) No. 109-2, Application of FASB No. 109, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provisions with the American Jobs Creation Act of 2004 in December 2004. FSP 109-2 addresses the appropriate point at which a company should reflect in its financial statements the effect of the one-time tax benefit on the repatriation of foreign earnings. We have decided not to repatriate earnings under the Act.

2.    Restricted Cash and Investments

The Company has short-term investments consisting of money market funds and corporate bonds that totaled $35.9 million and $39.6 million at December 31, 2004 and 2003, respectively. Approximately $10.9 million and $14.6 million of these funds at December 31, 2004 and 2003 are to be used exclusively by iGS due to Indian governmental restrictions.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2004 AND 2003

The Company had compensating balances classified on the Consolidated Balance Sheet as short-term investments which consisted of money market funds that totaled $25.0 million at December 31, 2004 and 2003. The restrictions related to the Credit Facility are discussed in Note 7. The compensating balance may be withdrawn, but the availability of short-term lines of credit is dependent upon maintenance of such compensating balances.

3.    Derivative Instruments and Hedging Activities

Summarized below are derivatives instruments consisting of foreign exchange contracts and a principal only SWAP agreement whose carrying values are not equal to their fair value at December 31, 2004. Fair values are based on quoted market prices at prevailing exchange rates and other available market information.

	2004
	USD Carrying Value (in thousands)	USD Fair Value (in thousands)
Foreign Exchange Contracts:
Forwards:
$USD/India Rupee	$(117)	$(117)

Options:
$USD/India Rupee	$(141)	$(141)
$USD/India Rupee	$6	$6

Principal Only SWAP:
Mumbai Interbank Forward Offered Rates	$135	$135

Market to market net gain at December 31, 2004	$(117)	$(117)

4.    Investments in Unconsolidated Affiliates

The Company’s investments in unconsolidated affiliates, and its percentage of ownership interests, are presented at December 31, 2004, 2003 and 2003, respectively. The investments are grouped by the applicable method of accounting. All ownership interests set forth on the table have been calculated based on the issued and outstanding common stock of each entity, assuming the issuance of common stock on the conversion or exercise of preferred stock and convertible notes, but excluding the effect of unexercised options and warrants.

	Percentage Owned December 31,
	2004	2003	2002
Available-for-sale equity securities:
Scansoft Inc. (f/k/a/ Speechworks International, Inc.)1	*	*	*
Red Hat, Inc (“Red Hat”)	*	*	*

Cost method of accounting:
Air2Web, Inc. (Air2Web)**	14%	14%	14%
Peopleclick, Inc.***	3%	3%	3%
The Concours Group	4%	4%	0%

Equity method of accounting:
CIBER India Pvt Ltd.	40%	44%	0%
Software AG (India) Private Ltd.	40%	44%	0%

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2004 AND 2003

*	Denotes less than 1%.
**	During 2003 and 2002, the Company recorded impairment charges against its investment in Air2Web due to the Company’s belief that there was an other-than-temporary decline in the value of the securities. In addition, the Company’s investments in Ordercare, Inc. (“Ordercare”), Bluewater Information Convergence, Inc. (“Bluewater”), Brainbench, Inc. (“Brainbench”), Xpede, Inc. (“Xpede”) and Escend Technologies, Inc. (“Escend”) have been impaired in prior periods to reflect the Company’s belief that no return on capital will be realized.
***	On August 19, 2002, itiliti sold its assets and liabilities to Peopleclick, Inc. (“Peopleclick”) for approximately 3% of Peopleclick’s outstanding common stock. The Company has a $0 basis in its itiliti shares and has continued to assign a $0 basis to its investment in itiliti. Prior to the August 2002 sale of Peopleclick, the Company owned 49% of itiliti.
1	In September 2003, Scansoft, Inc. acquired Speechworks. Common shares of Speechworks were converted into Scansoft common shares at a conversion rate of .86 to 1.

Carrying Value and Cost Basis of Investments in Unconsolidated Affiliates

The following table summarizes the Company’s investments in unconsolidated affiliates as of December 31, 2004 and 2003. Ownership interests are classified according to applicable accounting methods.

	December 31, 2004		December 31, 2003
	Carrying Value	Cost Basis	Carrying Value	Cost Basis
	(Dollars in thousands)
Available-for-sale equity securities	$464	$358	$589	$358
Equity method of accounting	316	468	257	356
Cost method of accounting	3,171	3,020	2,085	2,094

	$3,951	$3,846	$2,931	$2,808

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

In 2003, management evaluated its available-for-sale investment portfolio and determined that no other-than-temporary decline existed under guidelines discussed in Note 1, and accordingly, no other-than-temporary losses were recorded. Management evaluated its investment in Air2Web and using guidelines previously discussed in Note 1, recorded a $0.3 million charge to reduce the carrying value in Air2Web. In 2003, the Company sold the remaining investment it held in Red Hat, Inc., recognizing a gain of $0.3 million. No additional impairment charges against the Company’s investments in unconsolidated affiliates were recorded in 2004.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2004 AND 2003

The following summarizes the activity in the “Loss on Venture Investments and Affiliated Companies” (in millions):

	December 31
	2003	2002
Gain on sale of Red Hat stock	$0.3	$—
Impairment loss on Speechworks stock	—	(0.6)
Air2Web impairment loss	(0.3)	(6.8)
Loss on Versata sale	—	(0.2)

Total Net Loss	$—	$(7.6)

Equity in Losses of Affiliated Companies

The Company incurred equity losses of $0.3 million in 2004 and $0.1 million in 2003 related to CIBER and Software AG. In 2002, the Company did not incur any equity losses.

Gain on Deconsolidation of Subsidiary

On March 15, 2002, through the combination of a sale of new shares by itiliti to strategic investors and conversion of its bridge loan financing vehicle to voting equity securities, the Company’s ownership interest in itiliti was reduced from 90% to 49%. Subsequent to the transaction date, the Company accounted for its interest in itiliti under the equity method of accounting due to its lack of a controlling interest in itiliti. In addition, the Company will have no future obligation to fund additional operating or financing requirements of itiliti. For the year ended December 31, 2002, the Company recorded a gain on deconsolidation of $7.1 million.

Components of Other Comprehensive Loss on Available for Sale Securities

The following table summarizes the Company’s changes in other comprehensive loss on available for sale securities as of December 31, 2004, 2003 and 2002 (in thousands):

	2004	2003	2002
Gross unrealized loss	$(122)	$—	$—
Gross unrealized gain	—	1,112	410
Reclassification adjustment for gains realized in net loss	(121)	(760)	(192)
Taxes allocated to unrealized (gain) loss	49	(442)	(164)

Change in other comprehensive (loss) income	$(194)	$(90)	$54

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2004 AND 2003

5.    Goodwill and Intangible Assets

The following tables present the reconciliation of changes in carrying value of goodwill and amortizable intangible assets for the years ended December 31, 2004 and 2003 (in thousands):

	iGate Solutions	iGate Professional Services	iGate Corporate	Consolidated
Goodwill at December 31, 2002	$—	$216	$—	$216
Acquisitions	6,719		551	7,270
Contingent consideration (1)	1,026	—	—	1,026
Foreign currency translation effect	112	—	—	112

Goodwill at December 31, 2003	7,857	216	551	8,624
Adjustments	—	—	22	22
Foreign currency translation effect	752	—	—	752

Goodwill at December 31, 2004	$8,609	$216	$573	$9,398

(1) Contingent consideration was paid in August 2003 and related to a prior acquisition.
	December 31, 2004		December 31, 2003
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortizable intangible assets:
Intellectual property	$570	$245	$570	$51
Customer relationships	6,642	2,270	6,642	712
Employment contracts	1,720	661	1,720	174
Other costs	314	152	314	47

Total	$9,246	$3,328	$9,246	$984

Amortization expense related to identifiable intangible assets was $2.3 million, $1.0 million and $0.4 million for the years ended December 31, 2004, 2003 and 2002, respectively. Estimated annual amortization for the years ended December 31, 2005 through 2009 is shown below:

2005	$2,353
2006	$1,619
2007	$943
2008	$694
2009	$309

6.    Restructuring, Merger and Goodwill Impairment Charges

In 2004, the Company restructured its Canadian and United Kingdom operations. The Company incurred $0.9 million of early exit costs associated with its Toronto, Canada office. The Company incurred approximately $4.9 million related to the closing of its Red Brigade Ltd. office in Bracknell, UK, which was comprised of $4.6 million of early exit costs associated with the closing and $0.3 million of non cash charges related to write-offs of leasehold improvements associated with the leased property. As part of the restructuring six employees were eliminated. These employees were executive level, administrative and back office support.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2004 AND 2003

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

During the fourth quarter of 2002, the Company incurred $4.2 million of costs associated with a restructuring of certain of its business units as well as departments within the iGate corporate structure. The restructuring was due in part to iGS’s agreed upon purchase of eJiva’s stock, to align the Company’s business units to increase focus on global offshore delivery and to consolidate the Company’s back office operations. The back office consolidation of operations included legal, accounting, marketing and human resource departments. As part of the restructuring, the Company vacated all non-essential properties and all remaining employees were relocated to a centralized location. As part of the restructuring, the Company eliminated 96 U.S. positions. These employees were executive level, back office support and administrative positions that were no longer being utilized. These actions were necessary due to the streamlining of the Company’s back office operations and due to redundancies of effort. Of the total costs incurred as part of the restructuring, non-cash charges totaling $0.8 million were related to write-offs of leasehold improvements on abandoned leased property. In 2003, the Company adjusted its original estimate of restructuring reserves, recognizing additional costs of $0.5 million related to rent expense due to the Company’s inability to sub-lease its excess space.

In the third quarter of 2001, the continued economic downturn caused the Company to do an extensive review of its operations and certain overhead costs associated with each reportable segment. In August 2001, the Company approved a restructuring plan (the “plan”). Based upon its revenue trends and the general economic environment, the Company decided to put a plan in place that would serve to cut excess costs in certain of the operating segments. As part of this plan, the Company recorded severance costs in the amount of $1.0 million. The Company reduced employee headcount by 84. These employees ranged from executive level through administrative assistants, and affected the iGate Solutions, iGate Professional Services and iGate Corporate segments. The Company also recorded a $2.4 million charge for a bonus for one of its key executives. The Company also performed an extensive fixed asset inventory in each reportable segment, in order to identify any fixed assets, such as laptops and computer equipment that were deemed to be in excess due to the headcount reduction. Based upon the fixed asset inventory, the Company recorded write-downs of $2.1 million. These write-downs of excess equipment were recorded in the iGate Solutions, iGate Professional Services and iGate Corporate segments. The Company also decided to exit its training function at the iGate Corporate level in favor of a more decentralized approach. Exit costs associated with the training department were $0.8 million and consisted of education-related licensing agreements entered into that would no longer be utilized. In the iGate Professional Services segment, the Company recorded a charge of $1.3 million for lease costs associated with the closure of its office in San Francisco. The Company’s total charge for the plan totaled $7.6 million. These steps were necessary due to declines in demand and overall headcount.

In December 2001, the Company severed 3 employees of its wholly owned subsidiary Global Financial Services of Nevada, ranging from executive level to general and administrative support and incurred a charge of $0.2 million. In December 2001, Innovative Resource Group, Inc. (“IRG”), a majority-owned subsidiary of the Company, merged with and into eJiva. As part of the merger, eJiva incurred $1.4 million of merger related exit costs associated with a leased space in Pittsburgh, PA. The merged eJiva entity relocated to IRG office space.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2004 AND 2003

The components of the restructuring charges and the restructuring accrual at December 31, 2004, 2003 and 2002 are as follows:

	Accrued December 31, 2001	Charged to Expense	Asset Write- downs	Foreign Currency Translation Effect	Cash Expenditures	Accrued December 31, 2002
2002 Severance and related items	$—	$1,166	$—	$—	$(884)	$282
2002 Fixed assets write-downs	—	826	(826)	—	—	—
2002 Lease costs of office closure	—	2,240	—	—	(45)	2,195
2001 Severance, bonus and related items	3,587	—	—	—	(1,232)	2,355
2001 Lease costs of office closure	2,826	—	—	—	(1,215)	1,611

Total	$6,413	$4,232	$(826)	—	$(3,376)	$6,443

	Accrued December 31, 2002	Charged to Expense	Asset Write- downs	Foreign Currency Translation Effect	Cash Expenditures	Accrued December 31, 2003
2003 severance and related items	$—	$80	$—	$—	$—	$80
2002 severance and related items	282	—	—	—	(282)	—
2002 lease costs of office closure	2,195	524	—	3	(1,241)	1,481
2001 severance, bonus and related items	2,355	—	—	45	(595)	1,805
2001 lease costs of office closure	1,611	—	—	98	(417)	1,292

Total	$6,443	$604	$—	$146	$(2,535)	$4,658

	Accrued December 31, 2003	Charged to Expense	Asset Write- downs	Foreign Currency Translation Effect	Cash Expenditures	Accrued December 31, 2004
2004 lease costs of office closure	$—	$5,288	$—	$236	$(170)	$5,354
2004 fixed assets write-downs	—	373	(373)	—	—	—
2004 severance and related items	—	144	—	—	(144)	—
2003 severance and related items	80	—	—	—	(80)	—
2002 lease costs of office closure	1,481	—	—	—	(1,099)	382
2001 severance, bonus and related items	1,805	—	—	14	(1,209)	610
2001 lease costs of office closure	1,292	—	—	20	(189)	1,123

Total	$4,658	$5,805	$(373)	$270	$(2,891)	$7,469

Goodwill Impairment

As discussed in Note 1 on January 1, 2002, the Company adopted SFAS 142, which requires companies to cease amortizing goodwill and certain intangible assets with an indefinite useful life. Instead, SFAS 142 requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of SFAS 142 and, at a minimum, annually thereafter.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2004 AND 2003

Under SFAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. Other than the allocation of goodwill, which is discussed below, the net book value of each of the Company’s segments was generally based upon its carrying value. The Company’s reporting units are generally consistent with the operating segments underlying the segments identified in Note 16. The Company performed a transitional impairment review during the first quarter of 2002, and concluded that no impairment was necessary.

During the fourth quarter of 2003, the Company reviewed its indefinite lived goodwill for impairment, using a discounted cash model to determine the market value of certain reporting units with assigned goodwill. Based upon the review, the Company was required to record impairment charges of $3.9 million related to its discontinued Australian operations.

During the fourth quarter of 2002, the Company’s majority owned Indian subsidiary, iGS agreed to purchase its sister company, eJiva. The purchase consideration was $9.5 million. As part of Indian regulatory requirements, iGS was required to engage a third party to perform an independent valuation of eJiva in order to determine the purchase price consideration. The results of the valuation indicated that eJiva’s fair value was less than its carrying value. Due to this circumstance and in light of the continued economic downturn, the Company assessed its intangible assets for impairment in each one of its reporting units. As a result of the assessment of its reporting units, the Company recorded a noncash charge of approximately $29.7 million to reduce the carrying value of its goodwill. Goodwill was reduced by $24.3 million in the iGate Solutions segment and $1.7 million in the iGate Professional Services segment. An impairment charge of $26.0 million was recorded as a separate line item in the Company’s 2002 Consolidated Statements of Operations. Impairment charges in the amount of $3.7 million related to the Company’s Australian operations is included as part of discontinued operations. The charge reflects overall market declines during 2002 in each of its operating segments.

7.    Credit Facilities

On September 16, 2004, the Company renewed its secured credit facility (“Renewed Facility”) with PNC Bank N.A. (“PNC”). The Renewed Facility provides a maximum loan amount of $25.0 million and is secured entirely by the Company’s cash and cash equivalents. The provisions of the Renewed Facility requires the Company to maintain unrestricted cash and cash equivalents of at least $30.0 million and maintain tangible net worth of at least $88.0 million. The Company had one letter of credit outstanding in the amount of $0.3 million on the Renewed Facility as of December 31, 2004 and 2003, respectively. The Company did not file its Form 10-K by March 31, 2005. As a result, the Company violated an Affirmative Covenant under the Renewed Facility that requires the Company to deliver audited financial statements to PNC. PNC has waived the default provision.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2004 AND 2003

8.    Commitments

Lease Commitments

The Company rents certain office facilities and equipment under noncancelable operating leases, which provide for the following future minimum rental payments as of December 31, 2004:

Amount
(dollars in thousands)
Period ending December 31,
2005	$6,745
2006	3,386
2007	2,674
2008	2,068
2009	1,246
Thereafter	1,555

Total	$17,674

Rental expense was approximately $6.1 million, $4.9 million and $4.9 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Other Commitments

As discussed in Note 6, the Company negotiated a severance bonus for a key executive in connection with a restructuring plan in 2001. At December 31, 2001, the Company recorded a liability in the amount of $2.4 million, which was the present value of the future obligation under the agreement. The interest rate used to discount the liability was 5.75%. The Company paid the executive $1.0 million and $0.4 million, in 2004 and 2003, respectively, as part of the agreement. The Company will ultimately pay the executive $4.0 million through the expiration of the agreement on October 1, 2006.

In October 2003, the Company paid its entire $9.3 million obligation under a put option related to the Company’s December 2001 eJiva merger. The payments were made to the three existing co-founders of IRG, which had previously been acquired by eJiva.

9.    Contingencies

The Company settled its lawsuit with Convergys Information Management Group Inc. (“Convergys”) and Chubb Custom Insurance Group in May 2004. Under the Settlement, the Company agreed to pay a total of $0.4 million to Convergys to settle and dismiss any and all claims. The actual out-of pocket cost to the Company was $0.1 million as all other amounts including attorneys fees were reimbursed by our insurance carriers.

The Company is currently involved in a lawsuit in Australia with Cytel Pty. Ltd. (“Cytel”). Cytel is alleging certain consultants that were provided to Cytel were unqualified and incompetent. As a result, Cytel’s business reputation with their customer was damaged and they failed to receive further projects from this customer. Cytel is seeking $3.8 million in damages. The Company has vehemently denied the accusations and considers the claim completely frivolous and merely an attempt to avoid paying the Company less than $0.1 million for services previous rendered. The Company believes that the claim is covered by its insurance policies, and out-of pocket costs to the Company will be limited to its deductible, which is less than $0.1 million.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2004 AND 2003

As part of the Company’s acquisition of a 95% interest in DiagnoSearch, the Company may be required to fund their existing operations for an amount up to $3.0 million, based upon mutually agreed upon operating needs. In 2004 and 2003, the Company funded $0.5 million and $0.3 million, respectively, of the requirement, and may be required to fund DiagnoSearch operations in 2005 and in subsequent years.

10.    Employee Benefit Plan

The Company has an Employee Retirement Savings Plan (the “Retirement Plan”) under Section 401(k) of the Internal Revenue Code that covers substantially all U.S. based salaried employees. Eligible employees may contribute up to 15% of eligible compensation, subject to limits in the Internal Revenue Code. The Retirement Plan does not provide for any Company matching contributions.

11.    Stock Based Compensation

Modified Quintant Transaction Structure

On August 10, 2004, the Company modified the terms of the acquisition agreement dated as of August 21, 2003 relating to its acquisition of Quintant Inc. (“Initial Quintant Transaction Structure”), and entered into a new agreement with the founders and principal shareholders of Quintant (“Modified Quintant Transaction Structure”).

In conjunction with the Modified Quintant Transaction Structure, the Company was required to accelerate its recognition of unearned compensation expense in the amount of $5.1 million, which consisted of $3.1 million related to the cancellation of 2.1 million shares of Company restricted stock and $2.0 million related to the cancellation of $0.00 exercise price stock options. In addition, the Company recognized $0.5 million of compensation expense related to iGS shares purchased at a discount by the Quintant Co-Founders. At December 31, 2004, the Company had $1.7 million of deferred compensation to be recognized over future periods. These costs were recorded as part of the iGate Solutions segments.

On August 25, 2004, the Company issued 455,924 common shares to two key employees of Quintant and cancelled 103,222 of stock options issued on August 21, 2003, at $0.00 exercise price. The closing price of the Company’s Common Stock at the date of issuance was $2.92. The Company recorded compensation expense in the amount of $1.3 million related to the issuance of shares and $0.3 million related to the canceling of stock options. These costs were recorded as part of iGate Solutions segment.

Deferred compensation in the amount of $10.5 million was recorded in conjunction with the August 21, 2003 acquisition of Quintant, which is more fully described in Note 12. The deferred compensation included 2.1 million shares of iGate restricted stock, 0.6 million iGate options granted at a $0.00 exercise price, 0.1 million iGate options granted at a $3.78 exercise price, and 0.8 million of iGS options granted at a discount from market value to continuing Quintant employees. As noted above, portions of the deferred compensation were accelerated and recognized in 2004.

The iGate restricted stock, which was granted to key employees of Quintant, was valued based upon the closing price of the Company’s stock at August 20, 2003, which was $4.89 per share. Deferred compensation was being recognized over a weighted average vest period of four years. Deferred compensation not including accelerated compensation expense recognized for the years ended December 31, 2004 and 2003 was approximately $0.9 million and $0.9 million, respectively, for the restricted stock.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2004 AND 2003

All options issued at $0.00 exercise price and $3.78 exercise price were valued based upon the closing price of the Company stock at the date of grant. Deferred compensation was being recognized ratably over a four year vesting period. Deferred compensation not including accelerated compensation expense recognized for the year ended December 31, 2004 and 2003 was approximately $0.6 million and $0.4 million, respectively, for these options.

On August 20, 2003, 0.3 million iGS options were issued at a $2.18 exercise price with a market value of $5.11 per share on the same date. On August 22, 2003, 0.5 million iGS options were issued at $2.53 exercise price with a market value of $5.39 on the same date. Deferred compensation is being recognized ratably over a four year vesting period. Deferred compensation recognized for the years ended December 31, 2004 and 2003, respectively, was approximately $0.6 million and $0.2 million for these options.

Other Stock Transactions

On October 1, 2004, the Company awarded 0.1 million shares of restricted Company Common Stock to a key executive as part of his employment agreement. These shares vest ratably over a two year period with a compensation charge equal to the fair value of the shares awarded at date of grant. Had compensation costs for these shares been determined consistent with SFAS 123, net loss and loss per share for the year ended December 31,2004 would have increased by approximately $0.3 million or less than $0.01 per share. Deferred compensation recognized for these shares for the year ended December 31, 2004, was less than $0.1 million.

On April 1, 2001, Michael J. Zugay, Senior Vice President and Chief Financial Officer, was awarded 0.15 million shares of restricted iGate Common Stock as part of his employment agreement. These shares vest ratably over a three year period with a compensation charge equal to the fair value of the shares awarded at date of grant. Had compensation costs for these shares been determined consistent with SFAS 123, net loss and diluted loss per share for the year ended December 31, 2001 would have increased by approximately $0.2 million or less than $0.01 per share. Deferred compensation recognized for these shares for the years ended December 31, 2004, 2003 and 2002 were $0.0 million, $0.1 million and $0.1 million, respectively.

iGate Corporation Stock Option Plans

During 2000, the Company adopted the Second Amended and Restated Stock Incentive Plan (the “Plan”). The Plan provides that up to 10 million shares of the Company’s Common Stock, plus an automatic annual increase each year from 2001 through 2006 of the lesser of (i) 2 million shares; (ii) 3% of the outstanding shares on the last day of the preceding year; or (iii) a lesser number of shares as determined by the Company’s Board of Directors, shall be available for issuance to directors, executive management and key personnel. At December 31, 2004, there were 10.1 million shares of Common Stock available for issuance under the Plan. In addition, the Company’s iGS subsidiary also maintains its own stock option plans. IGS’ stock option plans were approved by its Boards of Directors in 2XXX. The Company accounts for the Plan and its subsidiaries’ stock option plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2004 AND 2003

During 2004, 2003 and 2002, options covering a total of 565,000, 949,792 and 39,500 shares, respectively, of Common Stock were granted under the Plan. Options generally expire ten years from the date of grant or earlier if an option holder ceases to be employed or associated by the Company for any reason. A summary of stock options is presented below:

	Options	Weighted Average Exercise Price
Options outstanding at December 31, 2001	4,158,563	$9.73
Granted	39,500	4.04
Exercised	161,457	3.36
Lapsed and forfeited	1,228,631	12.04

Options outstanding at December 31, 2002	2,807,975	$9.00
Granted	949,792	4.00
Exercised.	273,422	2.30
Lapsed and forfeited	627,130	8.81

Options outstanding at December 31, 2003	2,857,215	$8.02
Granted	565,000	3.28
Exercised.	178,173	2.39
Lapsed and forfeited	669,723	10.36

Options outstanding at December 31, 2004	2,574,319	$6.75

Options exercisable at December 31, 2004	1,489,357	$9.19

Available for future grant	10,069,415

Stock Options Outstanding at December 31, 2004:

Options Outstanding				Options Exercisable
Range of Exercise Price	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
$1.875–$ 1.875	5,000	6.24	$1.875	4,687	$1.875
1.930– 1.930	423,720	6.75	1.930	188,845	1.930
2.010– 2.960	445,000	9.46	2.921	23,125	2.292
3.500– 3.700	398,372	8.45	3.664	217,558	3.646
3.780– 5.250	195,932	6.85	3.976	157,744	4.022
5.580– 5.580	259,125	8.83	5.580	76,500	5.580
5.680– 5.813	37,500	9.09	5.689	11,250	5.710
7.500– 7.500	264,105	1.96	7.500	264,105	7.500
9.000– 15.875	304,234	4.17	13.589	304,234	13.589
17.020– 33.125	241,331	3.82	21.640	241,309	21.640

$1.875–$33.125	2,574,319	6.66	$6.745	1,489,357	$9.187

iGate options outstanding and exercisable at December 31, 2003 were 2,857,215 and 1,730,226, respectively, at prices ranging from $0.00 to $33.125 per share. iGate options outstanding and exercisable at December 31, 2002 were 2,807,975 and 1,789,189, respectively, at prices ranging from $1.875 to $33.125 per share.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2004 AND 2003

iGS Stock Option Plans

The Company’s majority-owned subsidiary, iGS maintains two (2) employee stock option plans herein referred to as “Plan 1” and “Plan 2”. The Plans are administered by a committee appointed by the Board of Directors of iGS. Plan 1 provides for the issuance of a maximum of 3,000,000 shares of iGS common stock and Plan 2 provides for the issuance of a maximum of 4,500,000 shares of iGS common stock. Options are granted at the prevailing market values for each of the Plans.

A summary of the Plans are provided below:

iGS Option Plan 1:

	Options	Weighted Average Exercise Price (USD)
Options outstanding at December 31, 2001	867,975	$2.26
Granted	678,700	3.29
Exercised	120,939	2.06
Lapsed and forfeited	437,475	2.32

Options outstanding at December 31, 2002	988,261	$2.96
Granted	2,250,961	2.54
Exercised	60,179	2.46
Lapsed and forfeited	483,727	2.43

Options outstanding at December 31, 2003	2,695,316	$2.77
Granted	0	—
Exercised	275,717	2.59
Lapsed and forfeited	582,976	2.97

Options outstanding at December 31, 2004	1,836,623	$2.68

Options exercisable at December 31, 2004	710,155	$2.85

Available for future grant	663,807

STOCK OPTIONS OUTSTANDING AT DECEMBER 31, 2004—PLAN 1:

Options Outstanding				Options Exercisable
Range of Exercise Price	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
$0.000–$2.21	783,177	8.17	$2.22	358,055	$2.22
$ 2.23–$4.42	899,246	8.44	3.06	284,684	3.15
$ 4.45–$6.63	154,200	8.13	5.21	67,416	5.26

	1,836,623	8.30	$2.68	710,155	$2.85

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2004 AND 2003

iGS Option Plan 2:

	Options	Weighted Average Exercise Price (USD)
Options outstanding at December 31, 2002	0	$—
Granted	1,078,586	5.59
Exercised	—	—
Lapsed and forfeited	0	—

Options outstanding at December 31, 2003	1,078,586	$5.59
Granted	1,447,550	5.47
Exercised	—	—
Lapsed and forfeited	533,801	5.57

Options outstanding at December 31, 2004	1,992,335	$5.60

Options exercisable at December 31, 2004	191,835	$6.01

Available for future grant	2,507,665

STOCK OPTIONS OUTSTANDING AT DECEMBER 31, 2004—PLAN 2:

Options Outstanding				Options Exercisable
Range of Exercise Price	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
$4.44–$6.63	1,769,585	9.23	$5.43	174,585	$5.85
$6.67–$8.86	222,750	9.05	$7.17	17,250	$7.65

	1,992,335	9.21	$5.60	191,835	$6.01

12. Acquisitions

The following paragraphs describe each of the acquisitions made by the Company during 2004 and 2003. There were no acquisitions in 2002. Descriptions regarding each acquisition will vary dependent upon the complexity of the transaction and materiality and are presented in chronological order. Unless otherwise noted, pro forma disclosure regarding these purchases have not been provided because they are not material to the operations of the Company.

The Company has calculated each purchase price allocation in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. All purchase price allocations have been finalized at December 31, 2004. All amortizable intangible assets acquired consist of intellectual property, beneficial employment contracts and customer relationships. Please refer to Note 5 for information pertaining to amortization expense.

In the fourth quarter of 2004, the Company acquired the remaining 10% of ICRI it did not own from the University of Pittsburgh Cancer Institute Cancer Services (“UPCI”). Pursuant to the transaction, ICRI transferred certain clinical research related study agreements to UPCI for the remaining 10% ownership, whose value was immaterial.

On August 10, 2004, the Company modified the terms of the acquisition agreement dated as of August 21, 2003 relating to its acquisition of Quintant Inc. (“Initial Quintant Transaction Structure”), and entered into a new

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2004 AND 2003

agreement with the founders and principal shareholders of Quintant (“Modified Quintant Transaction Structure”). The principal reasons that the Quintant acquisition structure was modified were (a) to have the Quintant co-founders more closely aligned to the stock value of iGS, rather than the Company’s common stock, and (b) to simplify the ownership structure of Quintant whereby Quintant will be owned 100% by iGS, rather than the original ownership structure where Quintant was jointly owned by iGS and iGate.

Under the terms of the Modified Quintant Transaction Structure, the Company was required to accelerate compensation expense, which is more fully discussed in Note 11, and to pay the Quintant Co-Founders an additional $3.9 million in cash consisting of $3.2 million paid to Quintant’s Indian Co-Founder and $0.7 million paid in aggregate to the four Quintant Co-Founders. The costs associated with the Modified Quintant Transaction Structure did not affect the Company’s original purchase price allocation, which is discussed below.

All costs incurred as part of the Modified Quintant Transaction Structure were recorded as compensation expense in the period incurred and are included in the Company’s Consolidated Statements of Income as part of iGate Solutions segment.

In July 2004, iGS acquired the remaining 8% it did not own in Saint Life Pharmaceutical Research Laboratories Private Limited (“Saint Life”) for approximately $0.2 million.

On June 1, 2004, the Company’s majority-owned subsidiary Symphoni Interactive LLC was sold to iGS for proceeds of $0.5 million.

In May 2004, the Company’s sold the assets of its majority-owned subsidiary Red Brigade UK Ltd. to iGS for proceeds of $0.3 million.

In May 2004, iGS acquired an additional 5% of stock ownership in The Concours Group (“Concours”) for approximately $1.25 million, increasing its ownership to approximately 10%.

In February 2004, iGS acquired 92% of Saint Life for approximately $0.5 million. iGS acquired Saint Life primarily for the land that it owns that is adjacent to the iGS Whitefield Campus in Bangalore, India.

On October 20, 2003, iGS acquired the assets of IdeaSpace Solutions Ltd. (“IdeaSpace”) through its wholly owned subsidiary IT&T Technologies Services, Ltd. for approximately $1.5 million. IdeaSpace specializes in bank technology and operations. The purchase price allocation resulted in non-deductible goodwill of $0.3 million, which was assigned to the iGate Solutions segment, and $1.1 million of intangible assets with a weighted average useful life of 2.4 years. The acquisition was effective December 10, 2003.

In September 2003, iGate Inc. acquired a 95% interest in DiagnoSearch for $1.5 million. DiagnoSearch is an Indian based clinical research company. The purchase price allocation resulted in non-deductible goodwill of $0.5 million, which was assigned to the iGate Corporate segment, and $0.9 million of intangible assets with a weighted average useful life of 1.2 years.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2004 AND 2003

On August 21, 2003, the Company acquired Quintant, Inc. (“Quintant”), a BPO company located in India, in exchange for iGate restricted stock and cash. The Initial Quintant Transaction Structure was modified in 2004, as discussed above and in Note 11. The following table summarizes the original purchase price of Quintant (in thousands):

Cash	$20,544
Restricted shares of iGate common stock (2.1 million shares to be issued; 1.1 million shares allocated to purchase price consideration, 1.0 million shares allocated to deferred compensation, see Note 11)	15,569
Legal and accounting fees incurred related to purchase	254

Total purchase price	$36,367

The allocation of the purchase price resulted in non-deductible goodwill of $6.0 million, which was assigned to the iGate Solutions reportable segment. In addition, $4.9 million was allocated to intangible asset, which are subject to amortization, and have a weighted average useful life of five years. The fair value of assets acquired including goodwill and intangible assets, liabilities and deferred compensation (See Note 11) was $25.5 million, $0.8 million and $10.3 million, respectively. Due to certain provisions within the acquisition agreement, the Company accounted for the acquisition as a majority-owned subsidiary and recognized approximately 94% of Quintant’s losses from August 21, 2003.

On May 20, 2003, iGS acquired the contact center and facility management businesses of IT&T Technology Services Ltd. (“ITT”). ITT’s businesses are headquartered in Noida, India. The purchase price for these businesses totaled $4.5 million in cash and included customer contracts, working capital and fixed assets. The allocation of the purchase price resulted in non-deductible goodwill of $0.2 million and intangible assets of $2.3 million with a weighted average life of 1.7 years.

On April 1, 2003, iGS acquired the stock of Aqua Regia, Ltd. for $0.5 million in cash. Aqua Regia is headquartered in Hyderabad, India and provides IT consulting services. The allocation of the purchase price resulted in non-deductible goodwill of $0.2 million.

On February 26, 2003, the Company, through a newly formed subsidiary of iGate Clinical Research International, formerly known as iGate Clinical Management, Inc. (“ICRI”), purchased the assets of Pittsburgh Clinical Research Network (“PCRN”), for $0.4 million. The Company retained a 90% ownership in ICRI, with one shareholder owning a 10% minority interest in the entity. There were no intangibles recorded as a result of the acquisition.

On January 1, 2003, iGS agreed to purchase its sister company, eJiva, for $9.5 million.

Operating results of the business acquired have been included in the Consolidated Statements of Operations from the respective acquisition date forward.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2004 AND 2003

The following table presents unaudited pro forma information as if the 2003 acquisitions referred to above had been completed at the beginning of each respective year (dollars in thousands, except for share amounts):

		Year ended December 31,
		2003	2002
Revenues	As reported	$240,634	$250,851
	Pro forma	245,120	253,084

Loss from continuing operations	As reported	$(5,618)	$(24,199)
	Pro forma	(12,300)	(26,508)

Loss per share from continuing operations, basic and diluted	As reported	$(0.11)	$(0.47)
	Pro forma	(0.24)	(0.52)

The year ended December 31, 2003 reported results above include net revenue from acquisitions of approximately $3.6 million. The combined net loss for these entities was approximately $6.3 million. Therefore, the results of these entities increased basic and diluted loss per share by $0.12 for the year ended December 31, 2003. There were no such acquisitions requiring pro forma disclosure in 2004 or 2002.

13.    Discontinued Operations

In 2004, the Company sold two international staffing company subsidiaries, iGate Australia Pty Ltd. (“iGate Australia”), headquartered in Sydney, Australia, and Direct Resources Scotland Ltd., (“DRI”) located in Edinburgh, Scotland (the “Dispositions”). In accordance with SFAS 144, these businesses are classified as discontinued operations.

The sale of iGate Australia was a stock for cash transaction and was completed on June 2, 2004. The Company sold DRI customer and contractor agreements for cash on April 1, 2004. For the year ended December 31, 2003, both operations combined had approximately $47.0 million in revenues with operating losses of approximately $3.8 million. The purchase price received in cash for both transactions was approximately $9.8 million.

The following table details selected financial information for the businesses included within discontinued operations (dollars in thousands).

	2004	2003	2002
Revenues	$20,540	$47,167	$41,797

Goodwill impairment	$—	$3,933	$3,724

Income (loss) from operations	$115	$(3,037)	$(3,079)
Gain on sale of operations	3,749	—	—

Income (loss) before income taxes	3,864	(3,037)	(3,079)
Income tax expense	46	365	213

Income (loss) from discontinued operations	$3,818	$(3,402)	$(3,292)

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2004 AND 2003

14.    Income Taxes

The components of loss from continuing operations before income taxes, as shown in the accompanying Consolidated Statement of Operations, consisted of the following for the years ended December 31, 2004, 2003 and 2002:

	December 31,
	2004	2003	2002
	(Dollars in Thousands)
Loss from continuing operations before income taxes:
Domestic	$(16,135)	$(8,484)	$(32,734)
Foreign	(764)	5,045	8,196

	$(16,899)	$(3,439)	$(24,538)

The provision (benefit) for income taxes from continuing operations, as shown in the accompanying Consolidated Financial Statements, consisted of the following for the years ended December 31, 2004, 2003 and 2002:

	December 31,
	2004	2003	2002
	(Dollars in Thousands)
Current provision (benefit):
Federal	$(1,344)	$20	$1,428
State	15	378	1,056
Foreign	3,352	1,433	5

Total current provision (benefit)	2,023	1,831	2,489

Deferred provision (benefit):
Federal	(443)	1,725	(5,338)
State	(164)	246	(829)
Foreign	790	(780)	358
Valuation allowance	2,924	(843)	2,981

Total deferred provision (benefit)	3,107	348	(2,828)

Total provision (benefit) for income taxes	$5,130	$2,179	$(339)

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision (benefit) for income taxes from continuing operations for the years ended December 31, 2004, 2003 and 2002 were as follows:

	December 31, 2004		December 31, 2003		December 31, 2002
Income taxes computed at the federal statutory rate	$(5,914)	35.0%	$(1,204)	35.0%	$(8,588)	35.0%
State income taxes, net of federal tax benefit	1,132	(6.7)	1,048	(30.5)	1,863	(7.6)
Foreign taxes at other than U.S. Statutory rate	4,408	(26.1)	(1,113)	32.4	(2,506)	10.2
Nondeductible goodwill	466	(2.8)	1,721	(50.0)	5,798	(23.6)
Deferred and other compensation	4,833	(28.6)	—	—	—	—
Capital losses in investments	(2,524)	14.9	843	(24.5)	—	—
Dividends from controlled foreign corporation	—	—	2,166	(63.0)	249	(1.0)
Other—net	(195)	1.2	(439)	12.8	(136)	0.6
Valuation allowance	2,924	(17.3)	(843)	24.5	2,981	(12.1)

	$5,130	(30.4)%	$2,179	(63.3)%	$(339)	1.5%

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2004 AND 2003

Under the Indian Income Tax Act, 1961, the Company’s Indian subsidiary is eligible to claim a tax holiday for 10 consecutive assessment years on profits derived from the export of software services from divisions registered under the Software Technology Parks at Bangalore, Chennai and Pune. For the years ended December 31, 2004, 2003 and 2002, the tax holiday resulted in benefits of $0.3 million, $1.3 million and $2.6 million, respectively, when calculated at the statutory US rate. The benefits of the holiday will expire for certain of the units beginning in 2005.

The components of the deferred tax assets and liabilities were as follows:

	December 31,
	2004	2003
	(Dollars in Thousands)
Deferred tax assets:
Allowance for doubtful accounts and employee advances	$1,332	$278
Accrued health benefits	246	—
Accrued vacation and bonuses	1,396	1,605
Depreciation	315	1,420
Reserve for Canadian employment taxes	243	432
Foreign currency translation adjustments	934	1,399
Capital losses in investments	10,006	7,482
Foreign tax credit carryover	—	714
Accrued restructuring charges	386	633
Other	605	892
Valuation allowance	(11,120)	(8,196)

Total deferred tax assets	4,343	6,659

Deferred tax liabilities
Amortization of acquired intangibles	1,396	—
Prepaid expenses	380	—
Section 481(a) adjustments	77	—
Unrecognized gain on Mascot IPO	9,664	10,741
Unrecognized gain on investments	42	92

Total deferred tax liabilities	11,559	10,833

Net deferred tax liability	$7,216	$4,174

Net deferred tax liability	$7,216	$4,174
Plus: net current deferred tax asset	2,304	4,545

Net long-term deferred tax liability	$9,520	$8,719

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2004 AND 2003

15.    Earnings per Share

The reconciliation between basic and diluted earnings per common share from continuing operations is as follows:

	Year Ended December 31,
	2004	2003	2002
	(in thousands, except per share data)
Basic loss per share:
Loss from continuing operations	$(22,029)	$(5,618)	$(24,199)

Divided by:
Weighted average common shares	52,721	51,697	51,304

Basic loss per share from continuing operations	$(0.42)	$(0.11)	$(0.47)

Diluted loss per share:
Loss from continuing operations	$(22,029)	$(5,618)	$(24,199)

Divided by:
Weighted average common shares	52,721	51,697	51,304

Diluted loss per share from continuing operations	$(0.42)	$(0.11)	$(0.47)

The number of outstanding options to purchase common shares for which the option exercise prices exceeded the average market price of the common shares aggregated 1.3 million, 1.5 million and 2.0 million shares for the years ended December 31, 2004, 2003 and 2002, respectively. These options were excluded from the computation of diluted earnings per share under the treasury stock method.

In addition, the calculation of diluted earnings per share for 2004, 2003 and 2002, respectively, would have included 0.4 million, 0.4 million and 0.3 million shares for assumed exercise of options under the Company’s share incentive plans, and 0.5 million shares during 2002 for the vested portion of the G.E. Note. However, because the Company was in a net loss position inclusion of such shares would have been anti-dilutive.

16.    Segment Reporting

The Company’s reportable segments are iGate Solutions, iGate Professional Services and iGate Corporate. No operating segments have been aggregated. Effective April 1, 2004, we recast our segments to include the operations of Global Financial Services (“GFS”) as part of the iGate Professional Services (“IPS “) segment. Previously, GFS was included in the iGate Solutions segment. All prior periods have been reclassified to reflect the change to our segment reporting. The following discussion also compares our operating segments without the operations of iGate Australia Pty Ltd. and Direct Resources Ltd., which are being treated as discontinued operations. Prior to their sale in 2004 both entities were part of our IPS operating segment.

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

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2004 AND 2003

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

iGate Corporate

In 2004 and 2003, iGate Corporate includes the operations of jobcurry Systems Private Ltd., ICRI acquired on February 26, 2003 and DiagnoSearch acquired October 28, 2003 and corporate and other unallocated costs. In 2002, iGate Corporate included itiliti, which was deconsolidated in March 2002, and MobileHelix, which ceased operations in February 2002.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1. We evaluate segment performance based upon profit or loss from operations. We do not allocate income taxes, other income or expense and non-recurring charges to segments. In addition, we account for inter-segment sales and transfers at current market prices. All inter-segment sales have been eliminated in consolidation, which are not material.

The following tables present selected financial information for the Company’s reporting segments, as reclassified for discontinued operations, for the years ended December 31, 2004, 2003 and 2002:

	Year Ended December 31, 2004
	iGate Solutions	iGate Professional Services	iGate Corporate(1)	Total
	(Dollars in thousands)
External revenues	$131,484	$131,241	$1,860	$264,585

(Loss) income from operations	$(17,323)	$9,155	$(9,093)	$(17,261)

Other income, net			1,374	1,374
Minority interest			(677)	(677)
Equity in losses of affiliated companies			(335)	(335)

Loss before income taxes			$(8,731)	$(16,899)

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2004 AND 2003

	Year Ended December 31, 2003
	iGate Solutions	iGate Professional Services	iGate Corporate(1)	Total
	(Dollars in thousands)
External revenues	$145,854	$93,124	$1,656	$240,634

(Loss) income from operations	$(3,056)	$9,244	$(10,748)	$(4,560)

Other income, net			1,560	1,560
Minority interest			(312)	(312)
Equity in losses of affiliated companies			(99)	(99)
Loss on venture investments and affiliated companies			(28)	(28)

Loss before income taxes			$(9,627)	$(3,439)

	Year Ended December 31, 2002
	iGate Global Solutions	iGate Professional Services	iGate Corporate(1)	Total
	(Dollars in thousands)
External revenues	$142,598	$107,666	$587	$250,851

(Loss) income from operations	$(22,882)	$9,284	$(11,438)	$(25,036)

Other income, net			1,463	1,463
Minority interest			(441)	(441)
Gain on deconsolidation of subsidiary			7,086	7,086
Loss on venture investments and affiliated companies			(7,610)	(7,610)

Loss before income taxes			$(10,940)	$(24,538)

(1)	Corporate activities include general corporate expenses, interest income and expense, equity in losses of unconsolidated affiliates, minority interest, loss from joint ventures and restructuring charges not identified to a specific segment, and other unallocated charges. The Company evaluates segments based on income (loss) from operations. Since certain administrative and other operating expenses or income sources have not been allocated to the operating business segments, this basis is not necessarily a measure computed in accordance with generally accepted accounting principles and it may not be comparable to other companies.

Total assets by segment were as follows:

	Year Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
iGate Solutions	$101,439	$93,013	$85,126
iGate Professional Services	40,978	19,926	16,197
iGate Corporate including discontinued operations	37,815	68,001	87,617

Total assets	$180,232	$180,940	$188,940

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2004 AND 2003

Revenue and tangible long-term assets by geographic area consisted of the following:

	Year Ended December 31.
	2004	2003	2002
	(Dollars in thousands)
Revenues:
North America, principally U.S.	$223,772	$178,825	$192,166
Europe	22,167	22,438	16,627
Pacific Rim, principally India	18,646	39,371	42,058

Total revenues	$264,585	$240,634	$250,851

	Year Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Tangible long-term assets:
North America, principally U.S.	$2,511	$3,064	$1,926
Europe	106	507	832
Pacific Rim, principally India	23,197	12,912	7,595

Total tangible long-term assets	$25,814	$16,483	$10,353

The following is a concentration of revenues greater than 10% for the periods shown:

	2004	2003	2002
General Electric Company
iGate Solutions	37%	35%	33%
iGate Consolidated	19%	22%	19%

International Business Machine Corp.
iGate Professional Services	23%	19%	—
iGate Consolidated	12%	—	—

Wachovia Corporation
iGate Professional Services	13%	—	—

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2004 AND 2003

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

	Three Months Ended
	March 31	June 30	Sept. 30	Dec. 31
	(Dollars in thousands, except per share data)
2004:
Revenues	$64,063	$65,868	$66,565	$68,089
Gross margin	17,037	16,386	16,837	16,748
(Loss) from continuing operations	(2,243)	(5,484)	(1,474)	(8,060)
(Loss) income from continuing operations before income taxes	(1,610)	(5,919)	(1,034)	(8,336)
Income (loss) from discontinued operations	170	3,645	3	—

Net loss	$(1,752)	$(5,702)	$(1,816)	$(8,941)

Net loss per common share, basic	$(0.03)	$(0.11)	$(0.03)	$(0.17)

Net loss per common share, diluted	$(0.03)	$(0.11)	$(0.03)	$(0.17)

2003:
Revenues	$57,957	$60,582	$60,338	$61,757
Gross margin	16,773	18,089	17,263	16,855
Income (loss) from continuing operations	1,416	1,362	(2,040)	(5,298)
Income (loss) from discontinued operations	56	77	1	(3,536)
Income (loss) from continuing operations before income taxes	2,116	1,700	(1,842)	(5,413)

Net (loss) income	$(464)	$1,409	$(1,428)	$(8,537)

Net (loss) income per common share, basic	$(0.01)	$0.03	$(0.03)	$(0.16)

Net (loss) income per common share, diluted	$(0.01)	$0.03	$(0.03)	$(0.16)

The financial information for all periods presented has been reclassified to reflect the discontinued operations. See Note 13 to the Consolidated Financial Statements for further information.

In the fourth quarter, unfavorable adjustments in the amount of approximately $0.8 million were recorded to certain customers’ accounts receivable balances. These adjustments consisted of credits and discounts and were not related to prior reporting periods. In addition, an unfavorable adjustment in the amount of $1.3 million was recorded as compensation expense as a result of the Quintant modification.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2004 AND 2003

18. Related Party Transactions

In conjunction with the modified sales agreement with Quintant, which is more fully discussed in Notes 11 and 12, Phaneesh Murthy, CEO of iGS, purchased 722,570 shares of iGS at a market value of $5.91 per share. Through this transaction, Phaneesh Murthy owns approximately 2.5% of the outstanding common stock of iGS.

On August 25, 2004, Phaneesh Murthy was issued 357,863 shares of common stock of iGate Corporation at a market value of $2.92 per share.

The Company entered into a consulting arrangement with Primentor Consulting to provide human resource consulting services. Primentor Consulting was founded by Phaneesh Murthy, CEO of iGS. The Company paid $0.4 million for these services during 2003.

The Company has advanced employees $1.4 million and $2.0 million at December 31, 2004 and 2003, respectively. These advances do not exceed $2,500 per employee and are typically deducted from the employee’s salary over a six-month period or until paid in full.

At December 31, 2004, Sunil Wadhwani, CEO and Co-Founder of iGate Corporation, directly owned 12,738,791 common shares of the Company and indirectly owned 2,562,262 common shares of the Company through various family trusts.

At December 31, 2004, Ashok Trivedi, President and Co-Founder of iGate Corporation, directly owned 12,961,131 common shares of the Company and indirectly owned 2,339,922 common shares of the Company through various family trusts.

The Company leases office space in the Indian cities of Bangalore, Chennai and Pune from Sunil Wadhwani, the Company’s Co-Chairman and Chief Executive Officer, and Ashok Trivedi, the Company’s Co-Chairman and President. Messrs. Wadhwani and Trivedi own various properties jointly and individually. The acquisitions of the real estate and the construction of the office buildings, excluding build-outs of the office space, were financed entirely by Messrs. Wadhwani and Trivedi from personal funds. The leases cover approximately 137,000 square feet, and expire at various times from 2005 through 2008. The total annual rental is approximately $0.4 million. The lease agreements are subject to annual rent escalation, which has been accounted for on a straight-line basis.

Pursuant to a Promissory Note and in accordance with the terms of his employment agreement, Michael J. Zugay, Chief Financial Officer of iGate, received a loan in the amount of $0.1 million from iGate on December 31, 2001 to satisfy the minimum required tax withholding obligations arising from his receipt of 0.15 million shares of restricted stock. Payments of interest, which accrued at 4.75% per annum on the unpaid principal, were due quarterly beginning on March 31, 2002 and the principal was due by December 31, 2003. The note was paid in full in 2003.

The Company owns approximately 5% of the Common Stock of Brainbench, a privately held company that provides web-based professional certification services. On March 10, 2000, the Company entered into an agreement (the “Agreement”) with Brainbench to purchase web-based skills testing services through a customized online virtual testing center. Expenses related to the Agreement were approximately $0.0 million, $0.0 million, $0.1 million and $0.3 million for the years ended December 31, 2004, 2003 and 2002, respectively.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

                   FINANCIAL DISCLOSURE

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of Company management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(b) and 15d-15(b). Based upon, and as of the date of this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective because of the material weaknesses discussed below. Due to these material weaknesses, the Company performed additional analysis and other post-closing procedures to ensure that the consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects the Company’s financial position, results of operations and cash flows for the periods presented.

Status of Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions or that the degree of compliance with established policies or procedures may deteriorate.

Management is in the process of conducting an evaluation of the Company’s internal control over financial reporting as of December 31, 2004. In making its assessment of internal control over financial reporting, management is using the criteria described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has not yet completed its assessment of the effectiveness of the Company’s internal control over financial reporting. However, to date, management has identified certain control deficiencies which represent material weaknesses:

As of December 31, 2004, the Company did not maintain effective controls over the accounting for customer accounts receivable and the corresponding revenue. Specifically, the Company had ineffective controls over the application and monitoring of cash payments received from customers and the issuance of customer credit memos and discounts. This deficiency resulted in an audit adjustment to the fourth quarter 2004 consolidated financial statements. Additionally, this control deficiency could result in a misstatement to customer accounts receivable and the corresponding revenue that could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness; and

As of December 31, 2004, the Company did not maintain effective controls over the calculation and review of deferred compensation and the related compensation expense. Specifically, the Company’s controls did not identify a computational error in determining the amount of compensation expense to be recognized from the cancellation of 2.1 million shares of restricted stock and the related cash payments made to the Quintant Inc. co-founders. This deficiency resulted in an audit adjustment to the fourth quarter 2004 consolidated financial statements. Additionally, this deficiency could result in a misstatement to deferred compensation expense that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness.

The existence of one or more material weaknesses at December 31, 2004 would preclude management from concluding that the Company’s internal control over financial reporting was effective as of December 31, 2004. Upon completion of our assessment, management expects to conclude that as of December 31, 2004, the Company did not maintain effective internal control over financing reporting.

The Company’s evaluation of its internal control over financial reporting as of December 31, 2004 is not complete. In connection with our ongoing evaluation, we may identify additional control deficiencies and once we have completed our evaluation of all deficiencies we may determine that the deficiencies, either alone or in combination with others, constitute one or more additional weaknesses.

We intend to file an amendment to this Form 10-K to include (i) the report of management on internal control over financial reporting and the associated report of our independent registered public accounting firm as required by Section 404 of the Sarbanes-Oxley Act and (ii) revised certifications as required by Section 906 of the Sarbanes-Oxley Act and Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, once we have completed our assessment of internal control over financial reporting.

Management’s Remediation Efforts

The material weaknesses described above resulted in audit adjustments to the fourth quarter 2004 consolidated financial statements of approximately $800,000 and $1,300,000, respectively. To address these material weaknesses, the Company performed additional analysis and other post-closing procedures to ensure that the consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects the Company’s financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

There has been no change in iGate’s internal control over financial reporting that occurred during the fourth quarter that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting as of December 31, 2004.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Information required by Item 10 is incorporated herein by reference from the section captioned “Business Experience of Directors,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement relating to the Annual Meeting of Shareholders scheduled for May 26, 2005, which will be filed with the Commission within 120 days after the close of the Company’s fiscal year ended December 31, 2004 (the “Proxy Statement”).

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

The following table provides information as of December 31, 2004 regarding compensation plans and arrangements under which equity securities of iGate are authorized for issuance.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
	(in thousands except for price)
Equity compensation plans approved by security holders	2,574	$6.75	10,069
Equity compensation plans not approved by security holders	—	—	—

Total	2,574	$6.75	10,069

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

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by Item 14 is incorporated herein by reference to the section describing “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s definitive proxy statement relating to the annual meeting of stockholders to be held on May 26, 2005, which will be filed with the Commission within 120 days after the close of the Company’s fiscal year ended December 31, 2004.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.    Financial Statements

The following consolidated financial statements of the registrant and its subsidiaries are included on pages 41 to 44 and the report of Independent Registered Public Accounting Firm is included on pages 39 and 40 in this Form 10-K.

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets—December 31, 2004 and 2003.

Consolidated Statements of Operations—Years ended December 31, 2004, 2003 and 2002.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)—Years ended December 31, 2004, 2003 and 2002.

Consolidated Statements of Cash Flows—Years ended December 31, 2004, 2003 and 2002.

Notes to Consolidated Financial Statements

2.    Consolidated Financial Statement Schedules

The following consolidated financial statement schedules shown below should be read in conjunction with the consolidated financial statements on pages 41 to 44 in this Form 10-K. All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

The following items appear immediately following the signature pages:

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statement Schedule.

Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts for the three years ended December 31, 2004, 2003 and 2002, respectively.

3.    Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index, which is incorporated herein by reference.

iGATE CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	Balance at beginning of period	Charged to expense	Deductions	Balance at end of period
	(in thousands)
Allowance for Doubtful Accounts:
Year ended December 31, 2004	$2,283	$2,735	$(1,126)	$3,892
Year ended December 31, 2003	2,518	253	(488)	2,283
Year ended December 31, 2002	2,450	1,271	(1,203)	2,518
Valuation Allowance:
Year ended December 31, 2004	$8,196	$3,638	$(714)	$11,120
Year ended December 31, 2003	9,039	—	(843)	8,196
Year ended December 31, 2002	6,058	2,981	—	9,039

(1)	Write-offs, net of recoveries, cash payments related to restructurings and the use of capital loss carry forwards and foreign tax credits.

Exhibit	Index Description of Exhibit

3.1	Second Amended and Restated Articles of Incorporation of the Company are incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q, File No. 000-21755, filed on August 14, 2000.
3.2	Amended and Restated Bylaws of the Company are incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q, File No. 000-21755, filed on August 14, 2000.
4.1	Form of certificate representing the Common Stock of the Company is incorporated by reference from Exhibit 4.1 to iGate Corporation’s Registration Statement on Form S-1, Commission File No. 333-14169, filed on November 19, 1996.
10.1	Form of Employment Agreement by and between the Company and Sunil Wadhwani and Ashok Trivedi is incorporated by reference from Exhibit 10.1 to iGate Corporation’s Registration Statement on Form S-1, Commission File No. 333-14169, filed on November 19, 1996.*
10.1(a)	Form of Amendment to Employment Agreement by and between the Company and Sunil Wadhwani and Ashok Trivedi is incorporated by reference from Exhibit 10.1(a) to the Annual Report on 10-K, File No. 000-21755 filed on March 28, 2001.*
10.2	Executive Employment Agreement dated November 22, 2000 between Steven Shangold and Emplifi, Inc. and iGate Corporation is incorporated by reference from Exhibit 10.2 to the Annual Report on Form 10-K, File No. 000-21755 filed on March 28, 2001.*
10.2(a)	Employment Agreement Amendment dated September 30, 2001, between Steven Shangold, Emplifi, Inc. and iGate Corporation filed on April 1, 2002.*
10.3	Employment Agreement dated April 1, 2001 between iGate Management, Inc., and Michael J. Zugay is incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q, File No 000-21755 filed on August 14, 2001.*
10.4	Second Amended and Restated Stock Incentive Plan is incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, File No. 000-21755, filed on August 14, 2000.*
10.4(a)	Executive Employment Agreement dated August 21, 2003 between Phaneesh Murthy and iGate Global Solutions, Ltd. filed on November 14, 2003.
10.5	Amended and Restated 1996 Stock Incentive Plan is incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, File No. 000-21755 filed on November 16, 1998.*
10.6	Second Amended and Restated 1996 Stock Incentive Plan is incorporated by reference to Exhibit 99.1 to iGate Corporation’s Definitive Proxy Statement, File No. 000-21755 filed on December 30, 1998.*
10.7	1996 Stock Incentive Plan is incorporated by reference to Exhibit 10.2 to iGate Corporation’s Registration Statement on Form S-1, Commission File No. 333-14169, filed on November 19, 1996.*
10.8	Credit Agreement dated August 1, 2000 by and among iGate Capital Corporation, as borrower, and the financial institutions party thereto, as lenders, and PNC Bank, N.A., as agent and as Swing Loan Lender and Issuing Bank is incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, Commission File No. 000-21755, filed on November 14, 2000.
10.8(a)	First Amendment to Credit Agreement dated November 28, 2000 by and among iGate Capital Corporation, PNC Bank, N.A. and National City Bank of Pennsylvania is incorporated by reference to Exhibit 10.8(a) to the Annual Report on Form 10-K, File No. 000-21755 filed on March 28, 2001.
10.8(b)	Second Amendment to Credit Agreement dated September 30, 2001 by and among iGate Corporation, PNC Bank, N.A., National City Bank of Pennsylvania and First National Union Bank filed on April 1, 2002.
10.8(c)	Third Amendment to Credit Agreement dated December 30, 2002 by and among iGate Corporation, PNC Bank, N.A., National City Bank of Pennsylvania and First National Union Bank filed on March 31, 2003.

Exhibit	Index Description of Exhibit

10.8(d)	Loan Agreement dated September 16, 2003 by and among iGate Corporation, iGate, Inc. and PNC Bank, N.A. filed as Exhibit 10.02 to Form 10-Q on November 14, 2003.

10.8(e)	First Amendment to Loan Agreement dated as of September 15, 2004 by and among iGate Corporation, iGate, Inc. and PNC Bank, N.A., as Exhibit 10.01 to Form 8-K on September 20, 2004.

10.9	Lease Agreement dated January 15, 1995 by and between iGS and Messrs. Wadhwani and Trivedi for real estate in Bangalore, India is incorporated by reference to Exhibit 10.10 to iGate Corporation’s Registration Statement on Form S-1, Commission File No. 333-14169, on April 1, 2002.

10.10	Lease Agreement dated November 6, 1996 by and between iGS and Messrs. Wadhwani and Trivedi for real estate in Bangalore, India is incorporated by reference to Exhibit 10.11 to iGate Corporation’s Registration Statement on Form S-1, Commission File No. 333-14169, filed on November 19, 1996.

10.11	Lease Agreement dated January 15, 1998 by and between iGS and Messrs. Wadhwani and Trivedi for real estate in Bangalore, India incorporated by reference to Exhibit 10.12 to Annual Report on Form 10-K for the year ended December 31, 1998.

10.12	Lease Agreement dated March 26, 1997 by and between iGS and Messrs. Wadhwani and Trivedi for real estate in Bangalore, India incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K for the year ended December 31, 1998.

10.13	Lease Agreement dated January 13, 1998 by and between iGS and Messrs. Wadhwani and Trivedi for real estate in Chennai, India incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K for the year ended December 31, 1998.

10.14	Lease Agreement dated April 1, 1996 by and between Scott Systems Private Limited and Messrs. Wadhwani and Trivedi for real estate in Bombay, India is incorporated by reference from Exhibit 10.12 to iGate Corporation’s Registration Statement on Form S-1, Commission File No. 333-4169, filed on November 19, 1996.

10.15	Lease Agreement dated April 1, 1996 by and between Scott Systems Private Limited and Sunil Wadhwani for real estate in Bombay, India is incorporated by reference to Exhibit 10.13 to iGate Corporation’s Registration Statement on Form S-1, Commission File No. 333-14169, filed on November 19, 1996.

10.16	Lease Agreement dated April 1, 1996 by and between Scott Systems Private Limited and Ashok Trivedi for real estate in Bombay, India is incorporated by reference to Exhibit 10.14 to iGate Corporation’s Registration Statement on Form S-1, Commission File No. 333-14169, filed on November 19, 1996.

10.17	Lease Agreement dated April 18, 1998 by and between Scott Systems Private Limited and Messrs. Wadhwani and Trivedi for real estate in Mumbai, India incorporated by reference to Exhibit 10.18 to Annual Report on Form 10-K for the year ended December 31, 1998.

10.18	Lease Agreement dated April 18, 1998 by and between Scott Systems Private Limited and Messrs. Wadhwani and Trivedi for real estate in Mumbai, India incorporated by reference to Exhibit 10.19 to Annual Report on Form 10-K for the year ended December 31, 1998.

10.20	Lease Agreement dated October 14, 1998 by and between Park Ridge One Associates and the Company for office space located in Park Ridge Office Center near Pittsburgh, Pennsylvania incorporated by reference to Exhibit 10.25 to Annual Report on Form 10-K for the year ended December 31, 1998.

10.21	Lease Agreement dated June 8, 2000 by and between the Company and Foster Plaza Holding Corporation for office space in Foster Plaza located near Pittsburgh, Pennsylvania is incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K, File No. 000-21755 filed on March 28, 2001.

Exhibit		Index Description of Exhibit

10.22		ADR Purchase Agreement dated August 10, 2004 by and among Mukul Murthy, Nirav Murthy, Swarna Murthy, Phaneesh Murthy, Amit Sethi, Kanth Miriyala, Quintant Services Limited and iGate Corporation.

10.22	(a)	Amendment Agreement dated September 24, 2004 by and among Mukul Murthy, Nirav Murthy, Swarna Murthy, Phaneesh Murthy, Amit Sethi, Kanth Miriyala, Quintant Services Limited and iGate Corporation.

10.23		Shareholders Agreement by and among the Company, Sunil Wadhwani and Ashok Trivedi and the Joinder Agreement by Grantor Retained Annuity Trusts established by Messrs. Wadhwani and Trivedi are incorporated by reference to Exhibit 10.5 to iGate Capital Corporation’s Registration Statement on Form S-1, Commission File No. 333-14169, filed on December 16, 1996.

10.24		Form of S-corporation Revocation, Tax Allocation and Indemnification Agreement is incorporated by reference to Exhibit 10.17 to iGate Capital Corporation’s Registration Statement on Form S-1, Commission File No. 333-14169, filed on November 19, 1996.

10.25		Stock Purchase Agreement dated December 12, 2001 by and between Highgate Ventures I, L.P. and Ashok Trivedi and Sunil Wadhwani filed April 1, 2002.

10.26		Executive Employment Agreement dated July 1, 2001 between Gerhard Watzinger and iGate Global Solutions and iGate Capital Corporation filed on March 31, 2003.*

10.27		Executive Employment Agreement dated December 31, 2001 between Vivekanand Penninti and iGate Capital Corporation filed on March 31, 2003.*

21.0		Subsidiaries of the Registrant is filed herewith.

23.1		Report of Independent Registered Public Accounting Firm on Financial Statement Schedule.

23.2		Consent of Independent Registered Public Accounting Firm is filed herewith.

31.01		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.02		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32.01		Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

32.02		Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

*	Management compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 6th day of April, 2005.

iGATE CORPORATION

April 6, 2005	/s/ SUNIL WADHWANI
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

Signature	Title	Date

/s/ SUNIL WADHWANI Sunil Wadhwani	Co-Chairman of the Board of Directors, Chief Executive Officer, and Director	April 6, 2005

/s/ ASHOK TRIVEDI Ashok Trivedi	Co-Chairman of the Board of Directors, President, and Director	April 6, 2005

/s/ MICHAEL ZUGAY Michael Zugay	Senior Vice President and Chief Financial Officer	April 6, 2005

/s/ MICHEL BERTY Michel Berty	Director	April 6, 2005

/s/ J. GORDON GARRETT J. Gordon Garrett	Director	April 6, 2005

/s/ EDWARD YOURDON Edward Yourdon	Director	April 6, 2005