Form 10-K/A
period 2004-12-31
IGATE CORP
filed 2005-05-02
CIK 1024732

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

EXPLANATORY NOTE

This Amendment No. 1 to the Company’s 2004 Annual Report on Form 10-K is solely for the purpose of: (1) replacing in its entirety the risk factor identified as “Failure to achieve and maintain effective internal control over financial reporting could result in a negative market reaction” in the section “Risk Factors” in Item 1, (2) adding footnote “19. Subsequent Events” to the end of “Notes to Consolidated Financial Statements”, (3) replacing Item 9A (Controls and Procedures) in its entirety to include, among other things, “Management’s Report on Internal Control Over Financial Reporting”, and (4) replacing the “Report of Independent Registered Public Accounting Firm” in its entirety to include, among other things, our independent registered public accounting firm’s audit opinion on management’s assessment of the effectiveness of our internal control over financial reporting and their audit opinion on the effectiveness of our internal control over financial reporting. Exhibits 31.1, 31.2, 32.1 and 32.2 are being currently dated but are otherwise unchanged from those filed in the Company’s original 2004 Form 10-K filing filed with the Securities and Exchange Commission (the “Commission”) on April 7, 2005 (“Annual Report”). Exhibit 23.1 filed in the Annual Report is being deleted as it is no longer applicable and Exhibit 23.2 filed in the Annual Report is being changed to reflect our independent registered public accounting firm’s report dated April 29, 2005 on the Company’s consolidated financial statements, financial statement schedule, management’s assessment of the effectiveness of internal control over financial reporting included in this Form 10-K/A.

For convenience and ease of reference, we are filing the amended Annual Report in its entirety. No other changes to the Annual Report have been made. This Amendment No. 1 does not reflect events occurring after the filing of the Annual Report or modify or update the disclosures therein in any way other than as described above. Also, the revisions contained in this Amendment No. 1 do not include the restatement of any financial information previously reported in our Annual Report filed with the Commission on April 7, 2005.

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

Failure to achieve and maintain effective internal control over financial reporting could result in a negative market reaction

Our management has completed its documenting, testing and evaluation of our internal control over financial reporting as of December 31, 2004 pursuant to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. At the conclusion of management’s assessment of our internal control over financial reporting, management concluded that we did not maintain effective internal control over financial reporting at December 31, 2004 because of the effect of (1) the failure to maintain effective controls over customer accounts receivable and corresponding revenues, (2) the failure to maintain controls over the calculation and review of deferred compensation and the corresponding compensation expense and (3) the failure to maintain effective controls over the calculation and review of income taxes, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). These material weaknesses as well as deficiencies identified during management’s assessment of our internal control over financial reporting or any other failure to maintain the adequacy of our internal controls could impair our ability to provide reliable financial reports or prevent fraud. Such material weaknesses and deficiencies could also cause investors to lose confidence in our reported financial information, and could result in a negative market reaction.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of iGate Corporation:

We have completed an integrated audit of iGate Corporation’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of iGate Corporation and its subsidiaries (“the Company”) at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that iGate Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weaknesses in internal controls over the accounting for customer accounts receivable and the corresponding revenue, the calculation and review of deferred compensation and the corresponding compensation expense and the calculation and review of income taxes, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

I.	Management has concluded that, as of December 31, 2004, the Company did not maintain effective controls over the accounting for customer accounts receivable and the corresponding revenue. Specifically, the Company had ineffective controls over restricted system access to the accounts receivable module, monitoring of cash payments received from customers and the issuance of customer credit memos and discounts. This deficiency resulted in an audit adjustment to the 2004 consolidated financial statements. Additionally, this control deficiency could result in a misstatement to customer accounts receivable and the corresponding revenue that could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

II.	Management has concluded that, as of December 31, 2004, the Company did not maintain effective controls over the calculation and review of deferred compensation and the corresponding compensation expense. Specifically, the Company’s controls did not identify a computational error in determining the amount of compensation expense to be recognized from the cancellation of 2.1 million shares of restricted stock and the related cash payments made to the Quintant Inc. founders. This control deficiency resulted in an audit adjustment to the 2004 consolidated financial statements. Additionally, this deficiency could result in a misstatement to deferred compensation and the corresponding compensation expense that could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

III.	Management has concluded that, as of December 31, 2004, the Company did not maintain effective controls over the calculation and review of income taxes, including the determination of income taxes payable, deferred income tax assets and liabilities and the related income tax provision. Specifically, the Company did not perform an effective review of income tax calculations performed by foreign subsidiaries that are included in the consolidated income tax provision. In addition, the Company did not maintain effective controls over the access and use of the applications used in the computation of the consolidated income tax provision. This control deficiency resulted in an adjustment to the second quarter 2004 consolidated financial statements. Additionally, this control deficiency could result in a misstatement to income taxes payable, deferred income tax assets and liabilities and the related income tax provision that could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our report dated April 6, 2005, we stated that the Company had not reported on its assessment of the effectiveness of internal control over financial reporting and, accordingly, the scope of our work was not sufficient to enable us to express, and we did not express, an opinion on the effectiveness of the Company’s internal control over financial reporting. The Company has now reported on its assessment of the effectiveness of internal control over financial reporting and we have completed our audit thereof. Accordingly, our present report insofar as it relates to the Company’s internal control over financial reporting as of December 31, 2004, as presented herein, is different from our previous report.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

/s/ PRICEWATERHOUSECOOPERS LLP

Pittsburgh, Pennsylvania

April 29, 2005

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

iGate Corporation Stock Option Plans

During 2000, the Company adopted the Second Amended and Restated Stock Incentive Plan (the “Plan”). The Plan provides that up to 10 million shares of the Company’s Common Stock, plus an automatic annual increase each year from 2001 through 2006 of the lesser of (i) 2 million shares; (ii) 3% of the outstanding shares on the last day of the preceding year; or (iii) a lesser number of shares as determined by the Company’s Board of Directors, shall be available for issuance to directors, executive management and key personnel. At December 31, 2004, there were 10.1 million shares of Common Stock available for issuance under the Plan. In addition, the Company’s iGS subsidiary also maintains its own stock option plans. IGS’ stock option plans were approved by its Boards of Directors in 2000. The Company accounts for the Plan and its subsidiaries’ stock option plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

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

19. Subsequent Events

On April 11, 2005, the Company received notice from the Joint Committee on Taxation that the Internal Revenue Service has completed its reviews of the Company’s income tax returns for the tax years ended 1999, 2000 and 2001. As a result, the Company will reverse certain tax accruals recorded in the tax years under review in the amount of approximately $2.2 million in the first quarter of 2005.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making its assessment of internal control over financial reporting, management used the criteria described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has completed its assessment of the effectiveness of the Company’s internal control over financial reporting and has identified certain control deficiencies which represent material weaknesses:

(1) As of December 31, 2004, the Company did not maintain effective controls over the accounting for customer accounts receivable and the corresponding revenue. Specifically, the Company had ineffective controls over restricted system access to the accounts receivable module, monitoring of cash payments received from customers and the issuance of customer credit memos and discounts. This deficiency resulted in an audit adjustment to the 2004 consolidated financial statements. Additionally, this control deficiency could result in a misstatement to customer accounts receivable and the corresponding revenue that could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has concluded that these control deficiencies constitute a material weakness;

(2) As of December 31, 2004, the Company did not maintain effective controls over the calculation and review of deferred compensation and the corresponding compensation expense. Specifically, the Company’s controls did not identify a computational error in determining the amount of compensation expense to be recognized from the cancellation of 2.1 million shares of restricted stock and the related cash payments made to the Quintant Inc. founders. This control deficiency resulted in an audit adjustment to the 2004 consolidated financial statements. Additionally, this deficiency could result in a misstatement to deferred compensation and the corresponding compensation expense that could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness; and

(3) As of December 31, 2004, the Company did not maintain effective controls over the calculation and review of income taxes, including the determination of income taxes payable, deferred income tax assets and liabilities and the related income tax provision. Specifically, the Company did not perform an effective review of income tax calculations performed by subsidiaries that are included in the consolidated income tax provision. In addition, the Company did not maintain effective controls over the access and use of the applications used in the computation of the consolidated income tax provision. This control deficiency resulted in an adjustment to the second quarter 2004 consolidated financial statements. Additionally, this control deficiency could result in a misstatement to income taxes payable, deferred income tax assets and liabilities and the related income tax provision that could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that these conditions constitute a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting at December 31, 2004 based on the criteria set forth in the COSO Internal Control-Integrated Framework.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Management’s Remediation Efforts

The material weaknesses described above resulted in audit adjustments to the fourth quarter 2004 consolidated financial statements of approximately $800,000, $1,300,000 and $0, respectively. To address these material weaknesses, the Company performed additional analysis and other post-closing procedures to ensure that the consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects the Company’s financial position, results of operations and cash flows for the periods presented. Company management is presently formulating a plan to remediate the material weaknesses identified above as well as significant deficiencies identified to the Audit Committee as part of its assessment.

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

iGATE CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	Balance at beginning of period	Charged to expense	Deductions	Balance at end of period
	(in thousands)
Allowance for Doubtful Accounts:
Year ended December 31, 2004	$2,283	$2,735	$(1,126)	$3,892
Year ended December 31, 2003	2,518	253	(488)	2,283
Year ended December 31, 2002	2,450	1,271	(1,203)	2,518
Valuation Allowance:
Year ended December 31, 2004	$8,196	$3,638	$(714)	$11,120
Year ended December 31, 2003	9,039	—	(843)	8,196
Year ended December 31, 2002	6,058	2,981	—	9,039

(1)	Write-offs, net of recoveries, cash payments related to restructurings and the use of capital loss carry forwards and foreign tax credits.

Exhibit	Index Description of Exhibit
3.1	Second Amended and Restated Articles of Incorporation of the Company are incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q, File No. 000-21755, filed on August 14, 2000.
3.2	Amended and Restated Bylaws of the Company are incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q, File No. 000-21755, filed on August 14, 2000.
4.1	Form of certificate representing the Common Stock of the Company is incorporated by reference from Exhibit 4.1 to iGate Corporation’s Registration Statement on Form S-1, Commission File No. 333-14169, filed on November 19, 1996.
10.1	Form of Employment Agreement by and between the Company and Sunil Wadhwani and Ashok Trivedi is incorporated by reference from Exhibit 10.1 to iGate Corporation’s Registration Statement on Form S-1, Commission File No. 333-14169, filed on November 19, 1996.*
10.1(a)	Form of Amendment to Employment Agreement by and between the Company and Sunil Wadhwani and Ashok Trivedi is incorporated by reference from Exhibit 10.1(a) to the Annual Report on Form 10-K, File No. 000-21755 filed on March 28, 2001.*
10.2	Executive Employment Agreement dated November 22, 2000 between Steven Shangold and Emplifi, Inc. and iGate Corporation is incorporated by reference from Exhibit 10.2 to the Annual Report on Form 10-K, File No. 000-21755 filed on March 28, 2001.*
10.2(a)	Employment Agreement Amendment dated September 30, 2001, between Steven Shangold, Emplifi, Inc. and iGate Corporation filed on April 1, 2002.*
10.3	Employment Agreement dated April 1, 2001 between iGate Management, Inc., and Michael J. Zugay is incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q, File No 000-21755 filed on August 14, 2001.*
10.4	Second Amended and Restated Stock Incentive Plan is incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, File No. 000-21755, filed on August 14, 2000.*
10.4(a)	Executive Employment Agreement dated August 21, 2003 between Phaneesh Murthy and iGate Global Solutions, Ltd. filed on November 14, 2003.
10.5	Amended and Restated 1996 Stock Incentive Plan is incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, File No. 000-21755 filed on November 16, 1998.*
10.6	Second Amended and Restated 1996 Stock Incentive Plan is incorporated by reference to Exhibit 99.1 to iGate Corporation’s Definitive Proxy Statement, File No. 000-21755 filed on December 30, 1998.*
10.7	1996 Stock Incentive Plan is incorporated by reference to Exhibit 10.2 to iGate Corporation’s Registration Statement on Form S-1, Commission File No. 333-14169, filed on November 19, 1996.*
10.8	Credit Agreement dated August 1, 2000 by and among iGate Capital Corporation, as borrower, and the financial institutions party thereto, as lenders, and PNC Bank, N.A., as agent and as Swing Loan Lender and Issuing Bank is incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, Commission File No. 000-21755, filed on November 14, 2000.
10.8(a)	First Amendment to Credit Agreement dated November 28, 2000 by and among iGate Capital Corporation, PNC Bank, N.A. and National City Bank of Pennsylvania is incorporated by reference to Exhibit 10.8(a) to the Annual Report on Form 10-K, File No. 000-21755 filed on March 28, 2001.
10.8(b)	Second Amendment to Credit Agreement dated September 30, 2001 by and among iGate Corporation, PNC Bank, N.A., National City Bank of Pennsylvania and First National Union Bank filed on April 1, 2002.
10.8(c)	Third Amendment to Credit Agreement dated December 30, 2002 by and among iGate Corporation, PNC Bank, N.A., National City Bank of Pennsylvania and First National Union Bank filed on March 31, 2003.

Exhibit	Index Description of Exhibit

10.8(d)	Loan Agreement dated September 16, 2003 by and among iGate Corporation, iGate, Inc. and PNC Bank, N.A. filed as Exhibit 10.02 to Form 10-Q on November 14, 2003.

10.8(e)	First Amendment to Loan Agreement dated as of September 15, 2004 by and among iGate Corporation, iGate, Inc. and PNC Bank, N.A., as Exhibit 10.01 to Form 8-K on September 20, 2004.

10.9	Lease Agreement dated January 15, 1995 by and between iGS and Messrs. Wadhwani and Trivedi for real estate in Bangalore, India is incorporated by reference to Exhibit 10.10 to iGate Corporation’s Registration Statement on Form S-1, Commission File No. 333-14169, on April 1, 2002.

10.10	Lease Agreement dated November 6, 1996 by and between iGS and Messrs. Wadhwani and Trivedi for real estate in Bangalore, India is incorporated by reference to Exhibit 10.11 to iGate Corporation’s Registration Statement on Form S-1, Commission File No. 333-14169, filed on November 19, 1996.

10.11	Lease Agreement dated January 15, 1998 by and between iGS and Messrs. Wadhwani and Trivedi for real estate in Bangalore, India incorporated by reference to Exhibit 10.12 to Annual Report on Form 10-K for the year ended December 31, 1998.

10.12	Lease Agreement dated March 26, 1997 by and between iGS and Messrs. Wadhwani and Trivedi for real estate in Bangalore, India incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K for the year ended December 31, 1998.

10.13	Lease Agreement dated January 13, 1998 by and between iGS and Messrs. Wadhwani and Trivedi for real estate in Chennai, India incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K for the year ended December 31, 1998.

10.14	Lease Agreement dated April 1, 1996 by and between Scott Systems Private Limited and Messrs. Wadhwani and Trivedi for real estate in Bombay, India is incorporated by reference from Exhibit 10.12 to iGate Corporation’s Registration Statement on Form S-1, Commission File No. 333-4169, filed on November 19, 1996.

10.15	Lease Agreement dated April 1, 1996 by and between Scott Systems Private Limited and Sunil Wadhwani for real estate in Bombay, India is incorporated by reference to Exhibit 10.13 to iGate Corporation’s Registration Statement on Form S-1, Commission File No. 333-14169, filed on November 19, 1996.

10.16	Lease Agreement dated April 1, 1996 by and between Scott Systems Private Limited and Ashok Trivedi for real estate in Bombay, India is incorporated by reference to Exhibit 10.14 to iGate Corporation’s Registration Statement on Form S-1, Commission File No. 333-14169, filed on November 19, 1996.

10.17	Lease Agreement dated April 18, 1998 by and between Scott Systems Private Limited and Messrs. Wadhwani and Trivedi for real estate in Mumbai, India incorporated by reference to Exhibit 10.18 to Annual Report on Form 10-K for the year ended December 31, 1998.

10.18	Lease Agreement dated April 18, 1998 by and between Scott Systems Private Limited and Messrs. Wadhwani and Trivedi for real estate in Mumbai, India incorporated by reference to Exhibit 10.19 to Annual Report on Form 10-K for the year ended December 31, 1998.

10.20	Lease Agreement dated October 14, 1998 by and between Park Ridge One Associates and the Company for office space located in Park Ridge Office Center near Pittsburgh, Pennsylvania incorporated by reference to Exhibit 10.25 to Annual Report on Form 10-K for the year ended December 31, 1998.

10.21	Lease Agreement dated June 8, 2000 by and between the Company and Foster Plaza Holding Corporation for office space in Foster Plaza located near Pittsburgh, Pennsylvania is incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K, File No. 000-21755 filed on March 28, 2001.

Exhibit		Index Description of Exhibit

10.22		ADR Purchase Agreement dated August 10, 2004 by and among Mukul Murthy, Nirav Murthy, Swarna Murthy, Phaneesh Murthy, Amit Sethi, Kanth Miriyala, Quintant Services Limited and iGate Corporation filed as Exhibit 10.22 to the Annual Report on Form 10-K filed on April 7, 2005.

10.22	(a)	Amendment Agreement dated September 24, 2004 by and among Mukul Murthy, Nirav Murthy, Swarna Murthy, Phaneesh Murthy, Amit Sethi, Kanth Miriyala, Quintant Services Limited and iGate Corporation filed as Exhibit 10.22(a) to the Annual Report on Form 10-K filed on April 7, 2005.

10.23		Shareholders Agreement by and among the Company, Sunil Wadhwani and Ashok Trivedi and the Joinder Agreement by Grantor Retained Annuity Trusts established by Messrs. Wadhwani and Trivedi are incorporated by reference to Exhibit 10.5 to iGate Capital Corporation’s Registration Statement on Form S-1, Commission File No. 333-14169, filed on December 16, 1996.

10.24		Form of S-corporation Revocation, Tax Allocation and Indemnification Agreement is incorporated by reference to Exhibit 10.17 to iGate Capital Corporation’s Registration Statement on Form S-1, Commission File No. 333-14169, filed on November 19, 1996.

10.25		Stock Purchase Agreement dated December 12, 2001 by and between Highgate Ventures I, L.P. and Ashok Trivedi and Sunil Wadhwani filed April 1, 2002.

10.26		Executive Employment Agreement dated July 1, 2001 between Gerhard Watzinger and iGate Global Solutions and iGate Capital Corporation filed on March 31, 2003.*

10.27		Executive Employment Agreement dated December 31, 2001 between Vivekanand Penninti and iGate Capital Corporation filed on March 31, 2003.*

21.0		Subsidiaries of the Registrant filed as Exhibit 21.0 to the Annual Report on Form 10-K filed on April 7, 2005.

23.1		Report of Independent Registered Public Accounting Firm on Financial Statement Schedule Filed as Exhibit 23.1 to the Annual Report on Form 10-K Filed April 7, 2005.

23.2		Consent of Independent Registered Public Accounting Firm is filed herewith.

31.01		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer is filed herewith.

31.02		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer is filed herewith.

32.01		Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer is filed herewith.

32.02		Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer is filed herewith.

*	Management compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-K for the year ended December 31, 2004 to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of April, 2005.

iGATE CORPORATION

April 29, 2005	/s/ SUNIL WADHWANI
Sunil Wadhwani
Co-Chairman of the Board of Directors, Chief Executive Officer, and Director

/S/ MICHAEL J. ZUGAY
Michael J. Zugay
Senior Vice President and Chief Financial Officer