Form 10-Q
period 2005-03-31
IGATE CORP
filed 2005-05-10
CIK 1024732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

The number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding as April 29, 2005 was 52,564,360.

☐

iGATE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2005

PART I.    FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(a)

iGATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Revenues	$69,601	$64,063
Cost of revenues	52,404	47,026

Gross margin	17,197	17,037

Selling, general and administrative	17,229	19,280

Loss from operations	(32)	(2,243)

Other (expense) income, net	(286)	756
Minority interest	(84)	(23)
Equity in losses of affiliated companies	(117)	(100)

Loss before income taxes	(519)	(1,610)
Income tax (benefit) expense	(1,863)	312

Income (loss) from continuing operations	1,344	(1,922)
Income from discontinued operations, net of income taxes	—	170

Net income (loss)	$1,344	$(1,752)

Net earnings (loss) per common share, Basic:
Earnings (loss) from continuing operations	$0.03	$(0.04)
Earnings from discontinued operations	—	0.01

Net earnings (loss) — Basic	$0.03	$(0.03)

Net earnings (loss) per common share, Diluted:
Earnings (loss) from continuing operations	$0.03	$(0.04)
Earnings from discontinued operations	—	0.01

Net earnings (loss) — Diluted	$0.03	$(0.03)

Weighted average common shares, Basic	52,479	52,226

Weighted average diluted common equivalent shares outstanding	52,723	52,226

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

(b)

iGATE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share and share data)

	March 31, 2005	December 31, 2004*
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$21,688	$28,201
Short-term investments	32,332	35,863
Accounts receivable, net	63,480	61,363
Prepaid and other current assets	5,878	6,985
Prepaid income taxes	1,153	435
Deferred income taxes	2,858	2,304

Total current assets	127,389	135,151

Investments in unconsolidated affiliates	3,938	3,951
Land, building, equipment and leasehold improvements, net	29,443	25,814
Goodwill	9,283	9,398
Intangible assets, net	5,319	5,918

Total assets	$175,372	$180,232

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,891	$8,636
Accrued payroll and related costs	14,071	16,662
Accrued income taxes	—	2,019
Other accrued liabilities	7,725	9,555
Restructuring reserve	2,933	3,692
Deferred revenue	510	653
Current liabilities of discontinued operations	87	88

Total current liabilities	35,217	41,305
Restructuring reserve	3,517	3,777
Other long-term liabilities	520	564
Deferred income taxes	9,399	9,520

Total liabilities	48,653	55,166

Minority interest	13,574	13,366
Commitments and contingencies

Shareholders’ equity:
Preferred stock, without par value: 20,000,000 shares authorized, 1 share of Preferred Stock held in treasury	—	—
Common stock, par value $0.01 per share:
100,000,000 shares authorized, 53,554,462 and 53,502,448 shares issued, respectively	535	535
Additional paid-in capital	161,510	161,345
Accumulated deficit	(35,366)	(36,710)
Deferred compensation	(1,731)	(1,934)
Common stock held in treasury, at cost, 990,102 shares	(14,714)	(14,714)
Accumulated other comprehensive income	2,911	3,178

Total shareholders’ equity	113,145	111,700

Total liabilities and shareholders’ equity	$175,372	$180,232

*	Condensed from audited Consolidated Financial Statements.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

(c)

iGATE CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated (Deficit)	Deferred Compensation	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Comprehensive Income/ (Loss)
	Shares	Par Value
Balance, December 31, 2004	52,512,346	$535	$161,345	$(36,710)	$(1,934)	$(14,714)	$3,178	$111,700
Exercise of stock options, includes the effect of tax benefit recognized	52,014	—	165	—	—		—	165
Amortization of deferred compensation	—	—	—	—	203	—	—	203
Comprehensive income:
Unrealized loss on investments, net of tax	—	—	—	—	—	—	(40)	(40)	$(40)
Currency translation adjustment	—	—	—	—	—	—	(227)	(227)	(227)
Net income	—	—	—	1,344	—	—	—	1,344	1,344

									$1,077

Balance, March 31, 2005	52,564,360	$535	$161,510	$(35,366)	$(1,731)	$(14,714)	$2,911	$113,145

Balance, December 31, 2003	51,823,908	$529	$160,336	$(18,499)	$(8,933)	$(14,714)	$3,416	$122,135
Exercise of stock options, includes the effect of tax benefit recognized	114,891	1	594	—	—	—	—	595
Treasury stock transactions	(25,659)	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	814	—	—	814
Comprehensive income:
Unrealized loss on investments, net of tax	—	—	—	—	—	—	(24)	(24)	(24)
Reclassification adjustment for gains realized in net loss	—	—	—	—	—	—	20	20	20
Currency translation adjustment	—	—	—	—	—	—	1,564	1,564	1,564
Net loss	—	—	—	(1,752)	—	—	—	(1,752)	(1,752)

									$(192)

Balance, March 31, 2004	51,913,140	$530	$160,930	$(20,251)	$(8,119)	$(14,714)	$4,976	$123,352

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

(d)

iGATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash Flows From Operating Activities:
Net income (loss)	$1,344	$(1,752)
Adjustments to reconcile net income (loss) to cash used by operations:
Income from discontinued operations, net of taxes	—	(170)
Depreciation and amortization	2,554	1,919
Realized loss (gain) on investments	58	(20)
Allowance for uncollectible accounts	290	311
Deferred income taxes, net	(655)	366
Equity in losses of affiliated companies	117	100
Minority interest	84	23
Amortization of deferred compensation	203	814
Working capital items:
Accounts receivable and unbilled receivables	(2,493)	(12,422)
Prepaid and other assets	206	1,144
Accounts payable	1,289	2,245
Accrued and other current liabilities	(6,517)	2,496
Deferred revenue	(138)	(397)
Restructuring reserve	(874)	(514)
Cash flows provided by discontinued operations	—	166

Net cash flows used by operating activities	(4,532)	(5,691)

Cash Flows From Investing Activities:
Additions to land, building, equipment and leasehold improvements, net	(5,798)	(6,001)
Sales of investments, net	3,516	6,793
Acquisitions, net of cash acquired	—	(488)
Investments in unconsolidated affiliates	(273)	(113)

Net cash flows (used) provided by investing activities	(2,555)	191

Cash Flows From Financing Activities:
Net proceeds from exercise of stock options	164	355

Net cash flows provided by financing activities	164	355

Effect of currency translation	410	1,160

Net change in cash and cash equivalents	(6,513)	(3,985)
Cash and cash equivalents, beginning of period	28,201	36,133

Cash and cash equivalents, end of period	$21,688	$32,148

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

iGATE CORPORATION

(e)     NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation

The Unaudited Condensed Consolidated Financial Statements included herein have been prepared by iGate Corporation (the “Company”) in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, the accompanying Unaudited Condensed Consolidated Financial Statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying Unaudited Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2005 and 2004 should be read in conjunction with the Company’s Consolidated Financial Statements (and notes thereto) included in the Company’s Annual Report filed on Form 10-K (as amended) (“Form 10K/A”) for the year ended December 31, 2004. In the opinion of the Company’s management, all adjustments considered necessary for a fair statement of the accompanying Unaudited Condensed Consolidated Financial Statements have been included, and all adjustments, unless otherwise discussed in the Notes to the Unaudited Condensed Consolidated Financial Statements, are of a normal and recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB No. 123 (R), Share-based Payment. FASB No. 123 (R) requires employers to value share-based payments using the fair value method, eliminating the option to use the intrinsic method to value such payments. FASB No. 123 (R) is effective for the first quarter of 2006. The Company is currently evaluating the effect of the provisions of this statement on the Company’s Consolidated Financial Statements.

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

The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock based employee compensation.

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended March 31,
	(in thousands, except per share data)
	2005	2004
Net income (loss), as reported	$1,344	$(1,752)
Add: Deferred compensation expense reported in earnings	203	814
Less: Total stock-based employee compensation expense determined under fair value method for all awards and deferred compensation expense, net of tax effects	(515)	(1,249)

Proforma net income (loss)	$1,032	$(2,187)

Earnings (loss) per share:
Basic — as reported	$0.03	$(0.03)

Basic — Proforma	$0.02	$(0.04)

Diluted — as reported	$0.03	$(0.03)

Diluted — Proforma	$0.02	$(0.04)

Divided by:
Weighted Average Common Shares outstanding, Basic	52,479	52,226

Weighted Average Common Shares outstanding, Diluted	52,723	52,226

3.     Derivative Instruments and Hedging Activities

Summarized below are derivatives instruments consisting of foreign exchange contracts and a principal only SWAP agreement whose carrying values are adjusted to their fair value at March 31, 2005. Fair values are based on quoted market prices at prevailing exchange rates and other available market information.

	March 31, 2005
	USD Carrying Value	USD Fair Value
	(dollars in thousands)
Foreign Exchange Contracts:
Forwards:
$USD/India Rupee	$58	$58

Options:
$USD/India Rupee	$(34)	$(34)

Strips:
$USD	$18	$18

Principal Only SWAP:
Mumbai Interbank Forward Offered Rates	$(200)	$(200)

Market to market net loss at March 31, 2005	$(158)	$(158)

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.     Goodwill and Other Intangible Assets

Changes in the carrying value of goodwill and intangible assets by reportable segment are as follows (in thousands):

	iGate Solutions	iGate Professional Services	iGate Corporate	Consolidated
Goodwill at December 31, 2004	$8,609	$216	$573	$9,398
Foreign currency translation effect	(115)	—	—	(115)

Goodwill at March 31, 2005	$8,494	$216	$573	$9,283

The gross amounts and accumulated amortization of intangibles assets are as follows:

	March 31, 2005		December 31, 2004
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	(unaudited)
Amortizable intangible assets:
Intellectual property	$570	$293	$570	$245
Customer relationships	6,642	2,673	6,642	2,270
Employment contracts	1,720	783	1,720	661
Other	314	178	314	152

Total	$9,246	$3,927	$9,246	$3,328

Amortization expense related to identifiable intangibles assets was $0.6 million for each of the three months ended March 31, 2005 and 2004. Estimated annual amortization expense for the years ended December 31, 2005 through December 31, 2009 is shown below:

Remainder of 2005	$1,754
2006	$1,619
2007	$943
2008	$694
2009	$309

5.     Investments and Restricted Investments

The Company has short-term investments consisting of money market funds and corporate bonds that totaled $32.3 million and $35.9 million at March 31, 2005 and December 31, 2004, respectively. Approximately $7.3 million and $10.9 million of these funds at March 31, 2005 and December 31, 2004, respectively, are to be used exclusively by iGS due to Indian governmental restrictions. The Company had compensating balances classified on the Condensed Consolidated Balance Sheet as short-term investments, which consisted of money market funds totaling $25.0 million at March 31, 2005 and December 31, 2004. The availability of short-term lines of credit is dependent upon maintenance of such compensating balances.

Equity in Losses of Affiliated Companies

The Company recorded $0.1 million in losses related to its joint ventures in CIBER India Pvt. Ltd. and Software AG (India) Private Ltd. for each of the three months ended March 31, 2005 and 2004.

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.     Restructuring and Merger Charges

In 2004, the Company restructured its Canadian and United Kingdom operations. The Company incurred $0.9 million of early exit costs associated with its Toronto, Canada office. The Company incurred approximately $4.9 million related to the closing of its Red Brigade Ltd. office in Bracknell, UK, which was comprised of $4.6 million of early exit costs associated with the closing and $0.3 million of non-cash charges related to write-offs of leasehold improvements associated with the leased property. As part of the restructuring six employees were eliminated. These employees were executive level, administrative and back office support.

The following table details restructuring by year implemented. Please refer to Note 6 in the Company’s Form 10K/A for further discussion of its restructurings. The Company implemented restructuring plans during 2004, 2003, 2002 and 2001, and incurred related restructuring costs. The components of the restructurings and the related charges and restructuring accrual at December 31, 2004 and March 31, 2005 are as follows (in thousands):

	Accrued December 31, 2004	Charged to Expense	Asset Write- downs	Foreign Currency Translation Effect	Cash Expenditures	Accrued March 31, 2005
2004 lease costs of office closure	$5,354	$—	$—	$(141)	$(218)	$4,995
2002 lease costs of office closure	382	—	—	—	(226)	156
2001 severance, bonus and related items	610	—	—	(1)	(344)	265
2001 lease costs of office closure	1,123	—	—	(3)	(86)	1,034

Total	$7,469	$—	$—	$(145)	$(874)	$6,450

7.     PNC Credit Facility

On September 15, 2004, the Company renewed its credit facility (“Renewed Facility”) with PNC Bank N.A. (“PNC”). The Renewed Facility provides a maximum loan amount of $25.0 million and is secured entirely by the Company’s cash, cash equivalents and short-term investments. The provisions of the Renewed Facility requires the Company to maintain unrestricted cash and cash equivalents of at least $30.0 million and maintain tangible net worth of at least $88.0 million. The Company had no outstanding borrowings under the credit facility. The Company had one letter of credit outstanding in the amount of $0.3 million on the Renewed Facility as of March 31, 2005 and 2004, respectively.

8. Income	Taxes

Loss before income taxes, as shown in the accompanying condensed consolidated statements of operations, consisted of the following for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004
	(Dollars in Thousands)
(Loss) income before income taxes:
Domestic	$(1,225)	$(2,180)
Foreign	706	570

Loss before income taxes	$(519)	$(1,610)

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Taxes on income, as shown in the accompanying condensed consolidated statements of operations, consisted of the following for the three months ended March 31, 2005 and 2004:
	Three Months Ended March 31,
	2005	2004
	(Dollars in Thousands)
Current (benefit) provision:
Federal	$(1,861)	$265
State	107	132
Foreign	546	(451)

Total current (benefit)	(1,208)	(54)

Deferred (benefit) provision:
Federal	(538)	(517)
State	(77)	(74)
Foreign	(130)	957
Valuation allowance	90	—

Total deferred (benefit) provision	(655)	366

Total (benefit) provision for income taxes	$(1,863)	$312

On April 11, 2005, the Joint Committee on Taxation advised that the Internal Revenue Service examination of the Company’s income tax returns for the years 1999, 2000 and 2001 had been completed. As a result, the Company reversed certain tax accruals recorded during the years under review of approximately $2.2 million.

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes for the three months ended March 31, 2005 and 2004 were as follows:

	Three Months Ended March 31, 2005		Three Months Ended March 31, 2004
Income taxes computed at the federal statutory rate	$(182)	35.0%	$(564)	35.0%
State income taxes, net of federal tax benefit	82	(15.8)	167	(10.4)
Foreign taxes at other than U.S. Statutory rate	338	(65.1)	307	(19.1)
Reversal of prior year accrued taxes	(2,200)	423.9	—	—
Other—net	9	(1.7)	402	(24.9)
Valuation allowance	90	(17.3)	—	—

	$(1,863)	359.0%	$312	(19.4)%

Under the Indian Income Tax Act, 1961, the Company's Indian subsidiary is eligible to claim a tax holiday for ten consecutive assessment years on profits derived from the export of software services from divisions registered under the Software Technology Parks at Bangalore, Chennai, and Pune. For the three months ended March 31, 2005 and 2004, the tax holiday resulted in benefits of $0.2 when calculated at the statutory US rate. The benefits of the holiday will expire for certain of the units beginning in 2005.

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Earnings (Loss) Per Share

The following table sets forth the computation of earnings (loss) per share (in thousands, except per share data):

	Three Months Ended March 31,
	2005	2004
	(unaudited)
Basic earnings (loss) per share:
Income (loss) from continuing operations	$1,344	$(1,922)
Income from discontinued operations, net of income taxes	—	170

Net income (loss)	$1,344	$(1,752)

Divided by:
Weighted average common shares	52,479	52,226

Net earnings (loss) per common share, Basic:
Earnings (loss) from continuing operations	$0.03	$(0.04)
Earnings from discontinued operations	—	0.01

Basic earnings (loss) per share	$0.03	$(0.03)

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$1,344	$(1,922)
Income from discontinued operations net of income taxes	—	170

Net income (loss)	$1,344	$(1,752)

Divided by:
Weighted average common shares	52,479	52,226
Dilutive effect of restricted and common stock equivalents	244	—

Dilutive average common shares	52,723	52,226

Net earnings (loss) per common share, Diluted:
Earnings (loss) from continuing operations	$0.03	$(0.04)
Earnings from discontinued operations	—	0.01

Net earnings (loss) — Diluted	$0.03	$(0.03)

The number of outstanding options to purchase common shares for which the option exercise prices exceeded the average market price of the common shares aggregated 1.1 million and 0.9 million for the three months ended March 31, 2005 and 2004, respectively. These options were excluded from the computation of diluted earnings per share under the treasury stock method.

10.    Segment Information

The Company’s reportable segments are iGate Solutions, iGate Professional Services (“IPS”) and iGate Corporate. No operating segments have been aggregated. Effective April 1, 2004, the Company recast its segments to include the operations of Global Financial Services (“GFS”) as part of the IPS segment. Previously, GFS was included in the iGate Solutions segment. All prior periods have been reclassified to reflect the change to the Company’s segment reporting. The following discussion also compares the Company’s operating segments without the operations of iGate Australia Pty Ltd. (“Australia”) and Direct Resources Ltd., (“DRI”) which were

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

sold in the second quarter of 2004. As a result, the Company restated its first quarter 2004 condensed consolidated financial statements to reflect the sale of Australia and DRI as discontinued operations. Prior to their sale in 2004, both entities were part of the Company’s IPS operating segment.

iGate Solutions

The iGate Solutions segment’s services offerings include offshore outsourcing of IT and BPO service and IT systems maintenance. Other offerings include enterprise applications implementation and related custom development of applications such as Oracle, SAP and PeopleSoft. The segment also offers application maintenance outsourcing, business intelligence services and data management and application re-engineering through its offshore development centers (“ODCs”), which deliver services offshore in India.

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

iGate Professional Services (“IPS”)

The IPS segment’s service offerings include a variety of client-managed and supervised IT staffing service offerings, which include enterprise resource package implementation and integration, application support services and client directed software design and customization. The IPS segment also offers training as a service to its customers.

The IPS segment services the U.S. and Canada.

iGate Corporate

In 2005 and 2004, iGate Corporate includes the operations of jobcurry Systems Private Limited, iGate Clinical Research International and DiagnoSearch, corporate and other unallocated costs.

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

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present selected financial information for the Company’s reporting segments for the quarters ended March 31, 2005 and 2004:

	Three Months Ended March 31, 2005
	iGate Solutions	iGate Professional Services	iGate Corporate(1)	Total
	(Dollars in thousands)
External revenues	$32,711	$36,457	$433	$69,601

Income (loss) from operations	$241	$2,949	(3,222)	(32)

Other expense, net			(286)	(286)
Minority interest			(84)	(84)
Equity in losses of affiliated companies			(117)	(117)

Loss before income taxes			$(3,709)	$(519)

	Three Months Ended March 31, 2004
	iGate Solutions	iGate Professional Services	iGate Corporate(1)	Total
	(Dollars in thousands)
External revenues	$34,551	$28,858	$654	$64,063

(Loss) income from operations	$(1,538)	$2,031	(2,736)	(2,243)

Other income, net			756	756
Minority interest			(23)	(23)
Equity in losses of affiliated companies			(100)	(100)

Loss before income taxes			$(2,103)	$(1,610)

(1)	Corporate activities include general corporate expenses, interest income and expense, equity in losses of unconsolidated affiliates, minority interest, loss from joint ventures, restructuring charges and merger related expenses not identified to a specific segment, and other unallocated charges. The Company evaluates segments based on income (loss) from operations. Since certain administrative and other operating expenses or income sources have not been allocated to the operating business segments, this basis is not necessarily a measure computed in accordance with generally accepted accounting principles and it may not be comparable to other companies.

Assets by segment were as follows:

	March 31, 2005	December 31, 2004
	(Dollars in thousands)
iGate Solutions	$97,787	$101,439
iGate Professional Services	37,470	40,978
iGate Corporate, including discontinued operations	40,115	37,815

Total assets	$175,372	$180,232

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue and assets by geographic area consisted of the following:

	Three Months Ended March 31,
	2005	2004
	(Dollars in thousands)
Revenues:
North America, principally U.S.	$59,326	$53,210
Europe	5,208	5,920
Pacific Rim, principally India	5,067	4,933

Total revenues.	$69,601	$64,063

	March 31, 2005	December 31, 2004
	(Dollars in thousands)
Tangible long-term assets:
North America, principally U.S.	$2,341	$2,511
Europe	92	106
Pacific Rim, principally India	27,010	23,197

Total revenues.	$29,443	$25,814

The following is a concentration of revenues greater than 10% for the periods shown:

	Three Months Ended March 31,
	2005	2004
General Electric Company
iGate Solutions	35%	37%
iGate Consolidated	17%	21%
International Business Machines Corp.
iGate Professional Services	23%	20%
iGate Consolidated	12%	—
Wachovia Corporation
iGate Professional Services	17%	15%
iGate Consolidated	—	—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the statements in this Form 10-Q (“Form 10-Q”) that are not historical facts are forward-looking statements. These forward-looking statements include our financial, growth and liquidity projections as well as statements concerning our plans, strategies, intentions and beliefs concerning our business, cash flows, costs and the markets in which we operate. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify certain forward-looking statements. These statements are based on information currently available to us, and we assume no obligation to update these statements as circumstances change. There are risks and uncertainties that could cause actual events to differ materially from these forward-looking statements. These risks include, but are not limited to, our ability to predict our financial performance, the level of market demand for our services, the highly-competitive market for the types of services that we offer, the impact of competitive factors on profit margins, market conditions that could cause our customers to reduce their spending for our services, our ability to create, acquire and build new businesses and to grow our existing businesses, our ability to attract and retain qualified personnel, our ability to reduce costs and conserve cash, currency fluctuations and market conditions in India and elsewhere around the world, political and military tensions in India and South Asia, changes in generally accepted accounting principles and/or their interpretation and other risks that are described in more detail in our filings with the Securities and Exchange Commission, including our Form 10-K (as amended) (“Form 10K/A”) for the year ended December 31, 2004.

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

Reportable Financial Segments

We segment our business according to our service offerings. Our approach reflects the way we and our chief operating decision makers analyze and manage our businesses. The Company has three reportable operating segments. The composition of segments and measure of segment profitability is consistent with that used by our management. Please refer to Note 10 in this Form 10-Q which details the financial results of each principal business segment as well as revenues and assets by geographic region.

Effective April 1, 2004, we recast our segments to include the operations of Global Financial Services (“GFS”) as part of the iGate Professional Services (“IPS”) segment. Previously, GFS was included in the iGate Solutions segment. All prior periods have been reclassified to reflect the change to our segment reporting. The following discussion also compares our operating segments without the operations of iGate Australia Pty Ltd. and Direct Resources Ltd., which are being treated as discontinued operations. Prior to their sale, both entities were part of our IPS operating segment.

The following are brief descriptions of each of our segments.

iGate Solutions

The iGate Solutions segment’s service offerings include outsourcing of IT and BPO (business process outsourcing) services using an onsite/offshore delivery model. This delivery model helps clients achieve greater cost effectiveness through labor arbitrage.

IT services offered include enterprise data management and data warehousing, business intelligence and analytics, design, development, system integration, package evaluation and implementation, re-engineering and maintenance. BPO services offered include contact center services and transaction processing services. The contact center services are offered to clients across all industries and are not industry specifics. The transaction processing services offered are focused on the mortgage banking, insurance and capital market industries, except for the delivery of finance and accounting functions such as accounts payable, which can be performed for clients across all industries.

iGS also recently started to offer a combination of IT and BPO services through its innovative “Integrated Technology and Operations” (ITOPs) service offering. These services consist in optimizing a client’s process and technology, through the use of iGS’s proprietary tools and business “accelerators” and finally deliver the process from offshore. Clients are expected to benefit from this innovative business model through more efficient processes and labor arbitrage.

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

The iGate Solutions segment revenues are derived through iGS, our publicly held Indian subsidiary. Our iGate Solutions segment has approximately 3,950 employees.

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

The iGate Solutions segment services customers in a wide range of industries. The segment’s largest customer is General Electric Company (“GE”) which accounts for 35% of its revenues. iGS is a Global Preferred Partner of GE. Its Global Preferred Partnership status extends through the end of 2006.

iGate Professional Services (“IPS”)

The IPS segment provides a variety of client-managed and supervised IT staffing services. These service offerings include design, development and maintenance of custom applications as well as implementation, integration and support of enterprise packaged applications such ERP and CRM software provided by third party vendors such as SAP, Oracle, PeopleSoft and Siebel.

The IPS segment markets its services to application development managers and information technology directors within prospective customers’ companies. The IPS segment also responds to requests for proposals in order to obtain preferred vendor status to secure long-term engagement relationships. IPS contracts provide for payments on a time-and-materials basis, based on the number of consultant hours worked on the project. Certain contracts are based upon a fixed price with payment based upon deliverables and/or project milestones recorded. Clients typically have the right to cancel contracts with minimal notice.

The IPS segment serves a wide variety of customers in numerous industries in the U.S. and Canada. The segment’s largest customers are International Business Machine Corporation and Wachovia Bank, which account for approximately 23% and 17% of IPS revenues, respectively. IPS has approximately 1,100 employees.

iGate Corporate (“iGate”)

Our iGate Corporate segment includes the operations of jobcurry Systems Private Ltd. (“jobcurry”), ICRI, DiagnoSearch and corporate and other unallocated costs. jobcurry continues to provide recruiting and placement services for iGate and outside customers. ICRI and DiagnoSearch contract with pharmaceutical companies to conduct clinical trials on their behalf. DiagnoSearch performs offshore clinical trials. These entities are excluded from the above segments due largely to their dissimilar service offerings and certain economic characteristics. This segment has approximately 170 employees.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies as discussed in Note 1 of our Form 10K/A. We evaluate segment performance based upon profit or loss from operations. We do not allocate income taxes, other income or expense, equity in losses of affiliated companies, minority interest, loss on venture investments and affiliated companies, gain on sale of stock of subsidiaries and gain on deconsolidation of subsidiaries to segments. In addition, we account for inter-segment sales and transfers at current market prices. All inter-segment sales have been eliminated in consolidation.

Results of Operations of Our Operating Segments: iGate Solutions, IPS and iGate Corporate for the Three Months Ended March 31, 2005 as Compared to the Three Months Ended March 31, 2004:

iGate Solutions

Revenues for iGate Solutions for the three months ended March 31, 2005 were $32.7 million, a decrease of $1.8 million or 5.2%, as compared to $34.6 million for the three months ended March 31, 2004. Our customers continue to move portions of the work we used to do for them in the U.S. to India, at much lower billing rates, negatively affecting our revenue base. We have also been unable to increase our non-GE revenues as rapidly as we expected.

The gross margin as a percentage of sales (“gross margin percentage”) for iGate Solutions was 29.1% for the three months ended March 31, 2005, as compared to 30.0% for the three months ended March 31, 2004. The factors contributing to the decline in gross margins were a combination of pricing pressures from customers, higher utilization of subcontracted labor versus salaried consultants, wage increases and project cost overruns related to direct labor on certain projects.

Selling, general and administrative expenses (“S,G&A”) include all costs that are not directly associated with our iGate Solutions segment’s revenue generating consultants. S,G&A expenses include non-consultant salaries and employee benefits, recruiting and training costs, rent, depreciation and amortization of intangible assets, certain deferred compensation charges as well as communications and facilities costs. S,G&A costs for the three months ended March 31, 2005 were $9.3 million or 28.4% of revenues, as compared to $11.9 million or 34.4% of revenues for the three months ended March 31, 2004. The $2.6 million decrease in S,G&A costs was a result of our recognition of accelerated compensation expense in the fourth quarter due to the modification of the Quintant deal and the second quarter 2004 restructuring of our UK business. Compensation cost savings during the quarter related to the Quintant Deal were approximately $0.8 million and costs associated with operations prior to the restructuring of the UK business were approximately $0.8 million. Other S,G&A cost reductions in salary and travel account for the remaining $1.0 million of costs decreases. These decreases in costs were somewhat offset by increases in depreciation on our Whitefield campus. Until we begin to grow our revenues, we expect our costs to approximate 30% of revenues during the upcoming year.

Operating income as a percentage of sales (“operating income percentage”) for the three months ended March 31, 2005 was 0.7%, as compared to an operating loss as a percentage of sales percentage of 4.5% for the three months ended March 31, 2004. Our operating income for the current period was due to decreases in S,G&A costs attributable to the modification of the Quintant deal and the restructuring of the UK business. We believe we have the necessary cost infrastructure in place and expect to become profitable as revenue grows.

iGate Professional Services (“IPS”)

Revenues for IPS for the three months ended March 31, 2005 were $36.5 million, an increase of $7.6 million or 26.3%, as compared to $28.9 million for the three months ended March 31, 2004. Overall demand for our staffing services in the financial services sector has increased for the quarter as we continue to see favorable trends in the IT services market.

Gross margin percentage for IPS was 20.6% for the three months ended March 31, 2005, as compared to 21.9% for the three months ended March 31, 2004. The contributing factors to the decline in gross margin were a combination of pricing pressures, increases in subcontractor versus salaried consultants and increases in business from the preferred vendor pass-through arrangement in our Canadian staffing operations. Pass through arrangements allow for minimal profit margins on services rendered.

S,G&A costs for the three months ended March 31, 2005 were $4.6 million or 12.5% of revenues, as compared to $4.3 million or 14.9% of revenues the three months ended March 31, 2004. S,G&A costs did not increase significantly as we have been able to control our costs through cost management and restructurings in the segment. As our revenues continue to grow, S,G&A costs as a percentage of revenues should continue to decline.

Operating income percentage was 8.1% for the three months ended March 31, 2005 and 7.0% for the three months ended March 31, 2004. Operating income increased by $1.0 million for the three months ended March 31, 2005, primarily due to increases in revenue.

iGate Corporate (“iGate”)

Revenues for iGate for the three months ended March 31, 2005 were $0.4 million, a decrease of $0.3 million or 33.8% from revenues of $0.7 million for the comparable three months ended March 31, 2004. Our revenues for DiagnoSearch, ICRI and jobcurry have decreased for the quarter due to the end of certain clinical studies and a slowing in recruiting and training.

Gross margin percentage was 41.3% for the three months ended March 31, 2005, as compared to 52.1% for the three months ended March 31, 2004. Declines in the revenues for DiagnoSearch and ICRI have had a negative impact on our gross margin percentage.

S,G&A costs were $3.4 million for the three months ended March 31, 2005, as compared to $3.1 million for the three months ended March 31, 2004. Our S,G&A costs increased mainly due to our compliance efforts related to Section 404 of the Sarbanes-Oxley Act.

Our operating loss for the quarter ended March 31, 2005 was $3.2 million, as compared to $2.7 million for the quarter ended March 31, 2004. The loss increased due to revenue declines in DiagnoSearch and ICRI and an increase in S,G&A costs for the quarter.

Other Income (Expense) Components

Other expense, net for the three months ended March 31, 2005 was $0.3 million, as compared to other income, net of $0.8 million for the three months ended March 31, 2004. Components of other expense, net for the quarter were $0.6 million of unfavorable foreign currency translation losses on our intercompany debt with India and $0.3 million of losses related to our hedging activities in India. In the first quarter of 2004, we had favorable foreign currency translation gains of $0.5 million. Currently, our hedging activities do not meet the minimum requirements for effective hedge treatment under current accounting rules. As a result, we are required to recognize any unrealized gains or losses as current period income or loss. Interest income for the three months ended March 31, 2005 was $0.6 million, an increase of $0.4 million, as compared to $0.2 million for the three months ended March 31, 2004. The increase was due to increases in investment yields on our available cash and cash equivalents in India.

We recognized a loss on affiliated companies of $0.1 million for each of the three months ended March 31, 2005 and 2004. These losses were related to our investments in CIBER and Software AG.

Minority interest income was immaterial for the three months ended March 31, 2005 and 2004.

Our income tax benefit was $1.9 million at an effective rate of 359% for the three months ended March 31, 2005. On April 11, 2005, the Joint Committee on Taxation advised that the Internal Revenue Service examination of the Company’s income tax returns for the years 1999, 2000 and 2001 had been completed. As a result, the Company reversed certain tax accruals recorded during the years under review of approximately $2.2 million. Other significant items affecting the effective tax rate were valuation allowances recorded against certain deferred assets, and the continuation of the Indian tax holiday related to the iGS Whitefield campus. The tax holiday extends through 2009. Our income tax provision was $0.3 million at a negative effective rate of approximately 19% for the three months ended March 31, 2004. The significant items affecting the effective rate were our Indian tax holiday and valuation allowances recorded against certain deferred tax assets by iGS.

On a consolidated basis, we had net income of $1.3 million for the three months ended March 31, 2005, as compared to a net loss of $1.8 million for the three months ended March 31, 2004. Our net income in 2005 was mainly due to reversals of certain income tax accruals recorded in prior years. Our net loss in 2004 was primarily due to our increased investment in infrastructure costs of our offshore locations and valuation allowances recorded against deferred tax assets.

In the second quarter of 2004, we sold our Australian and DRI entities. As a result, we have restated our first quarter 2004 condensed consolidated statement of operations to reflect the sale of the Australian and DRI entities as discontinued operations on our income statement. For the three months ended March 31, 2004, our discontinued operations, which is comprised of our Australian and DRI entities, had after tax income of $0.2 million. We had no discontinued operations activity for the first quarter of 2005.

Liquidity and Capital Resources

Our working capital decreased $1.7 million from December 31, 2004 to March 31, 2005. Our net accounts receivable increased by $2.1 million from December 31, 2004 to $63.5 million, and our days outstanding remained constant at 87 days.

At March 31, 2005, we had cash and short-term investments of $21.7 million and $32.3 million, respectively, as compared to cash and short-term investments of $28.2 million and $35.9 million, respectively, at December 31, 2004. Short-term investments at March 31, 2005 and December 31, 2004 consisted mainly of highly liquid short-term investments. Our focus over the past two years has been liquidity along with the preservation of our principal holdings.

Cash provided from operations is anticipated to be adequate to fund capital expenditures and other business requirements over the remainder of the year.

Cash from Operations

Cash used by operations was $4.5 million for the quarter ended March 31, 2005. Factors contributing to our use of cash were changes in accounts receivable of $2.5 million and other components of working capital of $6.1 million partially offset by net income of $1.3 million. Significant noncash items in the quarter totaled $2.7 million and included depreciation and amortization, bad debt allowance, minority interest equity losses, deferred taxes, the release of tax reserves and amortization of deferred compensation.

Cash used by operations for the quarter ended March 31, 2004 was $5.7 million. Contributing factors to our use of cash were net losses of $1.8 million and changes in accounts receivable of $12.4 million, partially offset by favorable changes in other working capital items totaling $5.1 million. Noncash items in the quarter ended March 31, 2004 were $3.4 million and included depreciation and amortization, bad debt allowance, amortization of deferred compensation, minority interest equity losses and deferred taxes.

Investing Activities

Cash used by investing activities was $2.6 million for the quarter ended March 31, 2005, as compared to cash provided of $0.2 million for the same quarter of 2004.

Our capital expenditures were $5.8 million and $6.0 million for the quarters ended March 31, 2005 and 2004, respectively. A significant portion of the capital expenditures in both periods were due to the construction of our Whitefield campus located in India.

We have decreased our short-term investment portfolio by approximately $3.5 million and $6.8 million during the three months ended March 31, 2005 and 2004, respectively. Portions of the portfolio liquidated was used to fund the Whitefield construction project.

Financing Activities

Cash provided by financing activities was $0.2 million in the current quarter and $0.4 million from the same quarter a year ago. The source of this cash was due to proceeds received from the exercise of employee stock options.

Restructuring

We restructured our businesses in 2004, 2003, 2002 and 2001. As a result of these restructurings, we will be required to make cash payments in future years. The nature of the payments and the reasons for the restructurings are discussed more fully in Note 6 to the Condensed Consolidated Financial Statements. The following table as of March 31, 2005 details the cash payments that we will be required to make in the future years:

(Dollars in thousands)	Remainder of 2005	2006	2007	2008	2009	Thereafter
Severance, bonus and related items	$265	$—	$—	$—	$—	$—
Lease costs of office closure	2,406	853	832	832	742	520

Total	$2,671	$853	$832	$832	$742	$520

Other Items

On September 16, 2004, we renewed our secured credit facility (“Renewed Facility”) with PNC Bank N.A. (“PNC”). The Renewed Facility provides a maximum loan amount of $25.0 million and is secured entirely by our cash, cash equivalents and short-term investments. The provisions of the Renewed Facility requires us to maintain unrestricted cash and cash equivalents of at least $30.0 million and maintain tangible net worth of at least $88.0 million. We had no outstanding borrowings under the credit facility. We had one letter of credit outstanding in the amount of $0.3 million on the Renewed Facility as of March 31, 2005 and 2004.

Contractual Commitments

As part of our acquisition of DiagnoSearch for which we have a 95% ownership, we may be required to fund DiagnoSearch’s existing operations for an amount of up to $3.0 million, based upon mutually agreed upon operating needs. In 2004, we funded $0.5 million of this requirement. We funded DiagnoSearch an additional $0.3 million in the first quarter of 2005.

iGate Clinical Research International, Inc. and Quintant, Inc., which are wholly-owned subsidiaries of the Company, are development stage companies. While both companies have their own cash reserves for operating purposes, we may be required to fund their operations, if cash reserves are not adequate.

We have committed to building a new campus on 14 acres of land located in Bangalore, India. Total estimated costs of the project will approximate $15.0 million. Phase I was completed in February 2004, with Phase II expected to be completed in 2005. We have funded the project through a combination of available cash reserves and short-term investments.

We also have financial commitments related to future payouts and existing leases on our occupied space. Our commitments are as follows:

(Dollars in thousands)	2006	2007	2008	2009	Thereafter
Leases	$2,494	$1,803	$1,196	$471	$1,013

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

The instruments are used to reduce risk by essentially creating offsetting currency exposures. The following table presents information related to foreign currency contracts held by the Company:

LIST OF OUTSTANDING HEDGE TRANSACTIONS ON MARCH 31, 2005

			(Dollars and Rupees in Thousands)
	Maturity Date	Strike Price at Rupee Rate	Amount	Option	Net Unrealized Gains/(Losses) December 31, 2004
FORWARD CONTRACTS
From:	June 29, 2005	43.98
To:	September 29, 2005	44.80

Subtotal			$12,000		$58

CURRENCY OPTION CONTRACTS
From:	June 27, 2005	42.80	$15,000	Buy/Sell Put
To:	January 31, 2006	45.75	$16,000	Sell Call

Subtotal			$31,000		$(34)

STRIPS
	December 30, 2005	—	$750 (USD)		$11
	January 31, 2006	—	$750 (USD)		$7

			$1,500 (USD)		$18

PRINCIPAL
	September 1, 2006	—	$2,500 (USD)		$(200)
			$113,750 (INR)

Total					$(158)

The net unrealized gains/(losses) were calculated using a Rupee Exchange rate of 43.6870 at March 31, 2005.

As of March 31, 2005, our forward contracts to hedge intercompany cash flows mature within one year. As each contract matures, iGS will receive Rupees at the contracted (“strike price”) rate while delivering the USD equivalent of Rupees at the prevailing Rupee exchange rate. Contracts that meet qualifying criteria are accounted for as foreign currency cash flow hedges. Accordingly, the effective portion of gains and losses is deferred as a component of other comprehensive loss and is recognized in earnings at the time the hedged item affects earnings. Any gains and losses due to hedge ineffectiveness or related to contracts which do not qualify for hedge accounting are recorded in current period earnings in other income and expense. At March 31, 2005, the forward contracts to hedge intercompany cash flows did not meet qualifying criteria to receive hedge accounting and, as such, iGS appropriately recorded the net unrealized loss of $0.3 million as Other Income.

As of March 31, 2005, our option contracts to hedge intercompany cash flows mature within one year. As each contract matures and dependent upon prevailing Rupee exchange rates, iGS will have the option to either buy USDs at each contracted “put” strike price or sell USDs at each contracted “call” strike price. Contracts that meet qualifying criteria are accounted for as foreign currency cash flow hedges. Accordingly, the effective portion of gains and losses is deferred as a component of other comprehensive loss and is recognized in earnings at the time the hedged item affects earnings. Any gains and losses due to hedge ineffectiveness or related to contracts which do not qualify for hedge accounting are recorded in current period earnings in other income and expense. At March 31, 2005, the option contracts to hedge intercompany cash flows did not meet qualifying criteria to receive hedge accounting and, as such, iGS appropriately recorded the net unrealized gain of $0.1 million as Other Income.

As of March 31, 2005, our principal swaps to hedge intercompany debt from iGS to iGate have maturity dates that range from three to eighteen months. Contracts that meet qualifying criteria are accounted for as foreign currency cash flow hedges. Accordingly, the effective portion of gains and losses is deferred as a component of other comprehensive loss and is recognized in earnings at the time the hedged item affects earnings. Any gains and losses due to hedge ineffectiveness or related to contracts which do not qualify for hedge accounting are recorded in current period earnings in other income and expense. At December 31, 2004, the principal swaps to hedge intercompany debt did not meet qualifying criteria to receive hedge accounting and iGS appropriately recorded the net unrealized loss of $0.1 million as Other Income.

Substantially all of the Company’s foreign affiliates’ financial instruments are denominated in their respective functional currencies. Accordingly, exposure to exchange risk on foreign currency financial instruments is not material. (See Note 3 to the Condensed Consolidated Financial Statements.)

Interest Rate Sensitivity

The Company is exposed to changes in interest rates primarily as a result of its intercompany debt borrowing and investing activities used to maintain liquidity and fund business operations. The nature and amount of the Company’s long-term and short-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. The Company’s net intercompany debt obligation totaled $10.0 million at March 31, 2005.

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

Effect of Hypothetical 10% Fluctuation In Market Prices

As of March 31, 2005, assuming a hypothetical 10% fluctuation in currency rates and swap rates, respectively, the fair value effect would be approximately:

Fair Value Effect
(Dollars in Millions)
Foreign currency contracts	$0.1
Principal swap contracts	$0.2

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

For all significant foreign operations, the functional currency is the local currency. Assets and liabilities of these operations are translated at the exchange rate in effect at each period end. Statement of Operations accounts are translated at the average rate exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included as a component of other comprehensive income (loss). Realized gains and losses from foreign currency transactions are included in net loss for the periods presented. Exchange rate translations did not have a significant impact on operations for the quarter ended March 31, 2005.

Our operations are generally not affected by seasonal fluctuations. However, our consultants’ billable hours are affected by national holidays and vacation policies, which vary by country and by operating company.

Economic Trends and Outlook

We have experienced a revenue increase of $5.5 million or 8.6% for the three months ended March 31, 2005, as compared to the three months ended March 31, 2004. We have experienced increases in demand in the financial services solutions and North America staffing businesses. While we have begun to see some stability in the IT services environment, we are still financially impacted by pricing pressures, decreases in IT budgeting and increases in employees wages and salaries.

Our solutions offerings are purchased as value added projects by customers and in times of economic slowdown, are the types of projects that are the first to be delayed or cancelled. Our ODCs are located in India and China, and as part of the sales process, we encourage potential customers to visit our ODCs, including our new campus located in Bangalore. As we continue to integrate our 2003 and 2004 acquisitions into iGS and build our global sales force, we expect to see both revenue and profitability improvements in the second half of 2005.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Short-term investments are invested in highly liquid securities such as money market funds and certain corporate bonds with maturities of one year or less, and marketable equity securities. These securities are generally classified as available-for-sale and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. Part of this portfolio includes minority equity investments in one publicly traded company, the value of which is subject to market price volatility.

The following analysis presents the hypothetical changes in fair values of public equity investment that is sensitive to changes in the stock market (in millions):

	Valuation of securities given X% decrease in each stock price			Fair Value as of March 31, 2005	Valuation of securities given X% increase in each stock price
	(75%)	(50%)	(25%)		25%	50%	75%
Corporate equities	$0.1	$0.2	$0.3	$0.4	$0.5	$0.6	$0.7

This equity security is held for purposes other than trading. The model technique used measures the hypothetical change in fair values arising from selected hypothetical changes in the stock’s price. Stock price fluctuations of plus or minus 25%, 50% and 75% were selected based on the probability of their occurrence.

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

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities Exchange Act Rule 13a-15. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective for the reasons more fully described below related to the material weaknesses in our internal control over financial reporting identified during our fiscal 2004 evaluation of internal control over financial reporting in connection with Section 404 of the Sarbanes-Oxley Act of 2002. Management’s assessment identified the following material weaknesses in the Company’s internal control over financial reporting (this section of Item 4. Controls and Procedures should be read in conjunction with Item 9A. Controls and Procedures included in the Company’s Form 10-K/A for the fiscal year ended December 31, 2004, for additional information on Management’s Report on Internal Controls Over Financial Reporting):

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

These control deficiencies are in the process of being remediated but were not resolved as of the end of the period covered by this Quarterly Report on Form 10-Q. The findings outlined above were classified as material weaknesses in accordance with the rules and regulations of the Securities and Exchange Commission, as a more than remote possibility that a material misstatement to the Company’s interim or annual financial statements may not be prevented or detected. The material weakness over the accounting for customer accounts receivable and the corresponding revenue resulted in an adjustment to the interim first quarter 2005 Condensed Consolidated Financial Statements.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

(b)    Reports on Form 8-K

The Company filed a Form 8-K dated February 28, 2005 disclosing the Company’s issuance of 45,000 stock options to its’ outside directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under signed thereunto duly authorized.

iGATE CORPORATION

May 10, 2005	By:	/s/ SUNIL WADHWANI
Sunil Wadhwani
Co-Chairman of the Board of Directors,
Chief Executive Officer, and Director

May 10, 2005	By:	/s/ MICHAEL ZUGAY
Michael Zugay
Senior Vice President and
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