Form 10-Q
period 2005-06-30
IGATE CORP
filed 2005-08-09
CIK 1024732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

The number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding as July 29, 2005 was 52,571,125.

☐

iGATE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2005

PART I.    FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(a)

iGATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues	$67,896	$65,868	$137,497	$129,931
Cost of revenues	51,098	49,482	103,502	96,508

Gross margin	16,798	16,386	33,995	33,423

Selling, general and administrative	17,374	16,974	34,603	36,254
Restructuring charges	—	4,896	—	4,896

Loss from operations	(576)	(5,484)	(608)	(7,727)

Other income (expense), net	520	(500)	234	256
Minority interest	(59)	152	(143)	129
Equity in income (losses) of affiliated companies	88	(87)	(29)	(187)

Loss before income taxes	(27)	(5,919)	(546)	(7,529)
Income tax expense (benefit)	259	3,428	(1,604)	3,740

(Loss) income from continuing operations	(286)	(9,347)	1,058	(11,269)
Income from discontinued operations, net of income taxes	—	3,645	—	3,815

Net (loss) income	$(286)	$(5,702)	$1,058	$(7,454)

Net (loss) earnings per common share, Basic:
(Loss) earnings from continuing operations	$(0.01)	$(0.18)	$0.02	$(0.21)
Earnings from discontinued operations	—	0.07	—	0.07

Net (loss) earnings — Basic	$(0.01)	$(0.11)	$0.02	$(0.14)

Net (loss) earnings per common share, Diluted:
(Loss) earnings from continuing operations	$(0.01)	$(0.18)	$0.02	$(0.21)
Earnings from discontinued operations	—	0.07	—	0.07

Net (loss) earnings — Diluted	$(0.01)	$(0.11)	$0.02	$(0.14)

Weighted average common shares, Basic	52,512	52,599	52,494	52,460

Weighted average dilutive common equivalent shares outstanding	52,512	52,599	52,718	52,460

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

(b)

iGATE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share and share data)

	June 30, 2005	December 31, 2004*
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$31,475	$28,201
Short-term investments	28,765	35,863
Accounts receivable, net	54,958	61,363
Prepaid and other current assets	7,081	6,985
Prepaid income taxes	2,086	435
Deferred income taxes	1,955	2,304

Total current assets	126,320	135,151

Investments in unconsolidated affiliates	4,051	3,951
Land, building, equipment and leasehold improvements, net	29,726	25,814
Goodwill	9,354	9,398
Intangible assets, net	4,727	5,918

Total assets	$174,178	$180,232

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,771	$8,636
Accrued payroll and related costs	16,699	16,662
Accrued income taxes	—	2,019
Other accrued liabilities	6,534	9,555
Restructuring reserve	2,489	3,692
Deferred revenue	365	653
Current liabilities of discontinued operations	83	88

Total current liabilities	33,941	41,305
Restructuring reserve	3,116	3,777
Other long-term liabilities	586	564
Deferred income taxes	9,521	9,520

Total liabilities	47,164	55,166

Minority interest	14,002	13,366
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, without par value: 20,000,000 shares authorized, 1 share of Series A Preferred Stock held in treasury	—	—
Common stock, par value $0.01 per share:
100,000,000 shares authorized, 53,559,650 and 53,502,448 shares issued, respectively	536	535
Additional paid-in capital	161,541	161,345
Accumulated deficit	(35,652)	(36,710)
Deferred compensation	(1,527)	(1,934)
Common stock held in treasury, at cost, 990,102 shares	(14,714)	(14,714)
Accumulated other comprehensive income	2,828	3,178

Total shareholders’ equity	113,012	111,700

Total liabilities and shareholders’ equity	$174,178	$180,232

*	Condensed from audited Consolidated Financial Statements.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

(c)

iGATE CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated (Deficit)	Deferred Compensation	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Comprehensive Income/ (Loss)
	Shares	Par Value
Balance, December 31, 2004	52,512,346	$535	$161,345	$(36,710)	$(1,934)	$(14,714)	$3,178	$111,700
Exercise of stock options, includes the effect of tax benefit recognized	57,202	1	196	—	—	—	—	197
Amortization of deferred compensation	—	—	—	—	407	—	—	407
Comprehensive income:
Unrealized loss on investments, net of tax	—	—	—	—	—	—	(29)	(29)	$(29)
Currency translation adjustment	—	—	—	—	—	—	(321)	(321)	(321)
Net income	—	—	—	1,058	—	—	—	1,058	1,058

									$708

Balance, June 30, 2005	52,569,548	$536	$161,541	$(35,652)	$(1,527)	$(14,714)	$2,828	$113,012

Balance, December 31, 2003	51,823,908	$529	$160,336	$(18,499)	$(8,933)	$(14,714)	$3,416	$122,135
Exercise of stock options, includes the effect of tax benefit recognized	152,840	2	789	—	—	—	—	791
Treasury stock transactions	(25,659)	—	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	1,409	—	—	1,409
Comprehensive income:
Unrealized loss on investments, net of tax	—	—	—	—	—	—	(70)	(70)	(70)
Reclassification adjustment for gains realized in net loss	—	—	—	—	—	—	20	20	20
Currency translation adjustment	—	—	—	—	—	—	(2,841)	(2,841)	(2,841)
Net loss	—	—	—	(7,454)	—	—	—	(7,454)	(7,454)

									$(10,345)

Balance, June 30, 2004	51,951,089	$531	$161,125	$(25,953)	$(7,524)	$(14,714)	$525	$113,990

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

(d)

iGATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash Flows From Operating Activities:
Net income (loss)	$1,058	$(7,454)
Adjustments to reconcile net income (loss) to cash provided (used) by operations:
(Income) from discontinued operations, net of taxes	—	(3,815)
Depreciation and amortization	5,317	4,138
Realized gain on investments	(46)	(25)
Allowance for (recovery of) uncollectible accounts	261	(191)
Deferred income taxes, net	369	1,103
Equity in losses of affiliated companies	29	187
Loss on impairment of property and equipment	—	342
Minority interest	143	(129)
Amortization of deferred compensation	407	1,409
Working capital items:
Accounts receivable and unbilled receivables	6,070	(15,430)
Prepaid and other assets	(1,490)	(694)
Accounts payable	(844)	(260)
Accrued and other current liabilities	(5,395)	9,434
Deferred revenue	(284)	(124)
Restructuring reserve	(1,549)	(1,429)
Cash flows (used) provided by discontinued operations	(5)	646

Net cash flows provided (used) by operating activities	4,041	(12,292)

Cash Flows From Investing Activities:
Additions to land, building, equipment and leasehold improvements, net	(8,149)	(8,495)
Sales of investments, net	7,174	5,962
Acquisitions, net of cash acquired	—	(488)
Investments in unconsolidated affiliates	(194)	(1,575)
Deposit on land	—	2,433
Proceeds from the sale of subsidiaries	—	9,799

Net cash flows (used) provided by investing activities	(1,169)	7,636

Cash Flows From Financing Activities:
Net proceeds from exercise of stock options	600	1,087

Net cash flows provided by financing activities	600	1,087

Effect of currency translation	(198)	(1,285)

Net change in cash and cash equivalents	3,274	(4,854)
Cash and cash equivalents, beginning of period	28,201	36,133

Cash and cash equivalents, end of period	$31,475	$31,279

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

iGATE CORPORATION

(e)     NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation

The Unaudited Condensed Consolidated Financial Statements included herein have been prepared by iGate Corporation (the “Company”) in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, the accompanying Unaudited Condensed Consolidated Financial Statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying Unaudited Condensed Consolidated Financial Statements as of and for the three and six months ended June 30, 2005 and 2004 should be read in conjunction with the Company’s Consolidated Financial Statements (and notes thereto) included in the Company’s Annual Report filed on Form 10-K (as amended) (“Form 10K/A”) for the year ended December 31, 2004. In the opinion of the Company’s management, all adjustments considered necessary for a fair statement of the accompanying Unaudited Condensed Consolidated Financial Statements have been included, and all adjustments, unless otherwise discussed in the Notes to the Unaudited Condensed Consolidated Financial Statements, are of a normal and recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

The Company accounts for its stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued for Employees, and related interpretations using the intrinsic value method.

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the effect on net (loss) income and (loss) earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock based employee compensation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Net (loss) income, as reported	$(286)	$(5,702)	$1,058	$(7,454)
Add: Deferred compensation expense reported in earnings	204	596	407	1,409
Less: Total stock-based employee compensation expense determined under fair value method for all awards and deferred compensation expense	(641)	(287)	(1,156)	(1,603)

Proforma net (loss) income	$(723)	$(5,393)	$309	$(7,648)

(Loss) earnings per share:
Basic — as reported	$(0.01)	$(0.11)	$0.02	$(0.14)

Basic — Pro forma	$(0.01)	$(0.10)	$0.01	$(0.15)

Diluted — as reported	$(0.01)	$(0.11)	$0.02	$(0.14)

Diluted — Pro forma	$(0.01)	$(0.10)	$0.01	$(0.15)

Divided by:
Weighted Average Common Shares outstanding, Basic	52,512	52,599	52,494	52,460

Weighted Average Common Shares outstanding, Diluted	52,512	52,599	52,718	52,460

3.     Derivative Instruments and Hedging Activities

Summarized below are derivatives instruments consisting of foreign exchange contracts and a principal only SWAP agreement whose carrying values are adjusted to their fair value at June 30, 2005. Fair values are based on quoted market prices at prevailing exchange rates and other available market information.

	Three Months Ended June 30, 2005
	USD Carrying Value	USD Fair Value
	(dollars in thousands)
Foreign Exchange Contracts:
Forwards:
$USD/India Rupee	$96	$96
Options:
$USD/India Rupee	$(74)	$(74)
Strips:
$USD	$26	$26
Principal Only SWAP:
Mumbai Interbank Forward Offered Rates	$(156)	$(156)

Market to market net loss at June 30, 2005	$(108)	$(108)

The forwards, options and strips are utilized to hedge foreign currency risk related to the U.S. Dollar (“USD”) and Indian Rupee. The principal only SWAP hedges foreign currency risk on iGS intercompany debt, denominated in USD, to the Company.

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.     Goodwill and Other Intangible Assets

Changes in the carrying value of goodwill and intangible assets by reportable segment are as follows (in thousands):

	iGate Solutions	iGate Professional Services	iGate Corporate	Consolidated
Goodwill at December 31, 2003	$7,857	$216	$551	$8,624
Adjustments	—	—	22	22
Foreign currency translation effect	752	—	—	752

Goodwill at December 31, 2004	$8,609	$216	$573	$9,398
Foreign currency translation effect	(44)	—	—	(44)

Goodwill at June 30, 2005	$8,565	$216	$573	$9,354

The gross amounts and accumulated amortization of intangibles assets are as follows:

	June 30, 2005		December 31, 2004
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	(unaudited)
Amortizable intangible assets:
Intellectual property	$570	$341	$570	$245
Customer relationships	6,642	3,076	6,642	2,270
Employment contracts	1,720	897	1,720	661
Other	314	205	314	152

Total	$9,246	$4,519	$9,246	$3,328

Amortization expense related to identifiable intangibles assets was $0.6 million for the three month periods and $1.2 million and $1.1 million for the six month periods ended June 30, 2005 and 2004, respectively. Estimated annual amortization expense for the years ended December 31, 2005 through December 31, 2009 is shown below:

Remainder of 2005	$1,162
2006	$1,619
2007	$943
2008	$694
2009	$309

5.     Investments and Restricted Investments

The Company has short-term investments consisting of money market funds and corporate bonds that totaled $28.8 million and $35.9 million at June 30, 2005 and December 31, 2004, respectively. Approximately $3.8 million and $10.9 million of these funds at June 30, 2005 and December 31, 2004, respectively, are to be used exclusively by iGS due to Indian governmental restrictions. The Company had compensating balances classified on the Condensed Consolidated Balance Sheet as short-term investments, which consisted of money market funds totaling $25.0 million at June 30, 2005 and December 31, 2004. The availability of short-term lines of credit is dependent upon maintenance of such compensating balances.

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Equity in Income/Losses of Affiliated Companies

For the three and six months ended June 30, 2005, the Company recorded a gain of $0.1 million and a loss of less than $0.1 million, respectively related to its joint ventures in CIBER India Pvt. Ltd. and Software AG (India) Private Ltd. For the three and six months ended June 30, 2004, the Company recorded a loss of $0.1 million and $0.2 million, respectively, for these joint ventures.

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

The following table details restructuring by year implemented. Please refer to Note 6 in the Company’s Form 10K/A for further discussion of its restructurings. The Company implemented restructuring plans during 2004, 2003, 2002 and 2001, and incurred related restructuring costs. The components of the restructurings and the related charges and restructuring accrual at December 31, 2004 and June 30, 2005 are as follows (in thousands):

	Accrued December 31, 2004	Charged to Expense	Asset Write- downs	Foreign Currency Translation Effect	Cash Expenditures	Accrued June 30, 2005
2004 lease costs of office closure	$5,354	$—	$—	$(307)	$(491)	$4,556
2002 lease costs of office closure	382	—	—	—	(339)	43
2001 severance, bonus and related items	610	—	—	(2)	(606)	2
2001 lease costs of office closure	1,123	—	—	(6)	(113)	1,004

Total	$7,469	$—	$—	$(315)	$(1,549)	$5,605

7.     PNC Credit Facility

On September 15, 2004, the Company renewed its credit facility (“Renewed Facility”) with PNC Bank N.A. (“PNC”) for 365 days. The Renewed Facility provides a maximum loan amount of $25.0 million and is secured entirely by the Company’s cash, cash equivalents and short-term investments. The availability of borrowings under the Renewed Facility has a one-to-one relationship with available cash secured by the Company. The provisions of the Renewed Facility requires the Company to maintain unrestricted cash and cash equivalents of at least $30.0 million and maintain tangible net worth of at least $88.0 million. The Company had no outstanding borrowings under the credit facility. The Company had one letter of credit outstanding in the amount of $0.3 million on the Renewed Facility as of June 30, 2005 and 2004, respectively.

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.     Income Taxes

Loss before income taxes, as shown in the accompanying Condensed Consolidated Statements of Operations, consisted of the following for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in Thousands)		(Dollars in Thousands)
(Loss) income before income taxes:
Domestic	$(599)	$(518)	$(1,824)	$(2,698)
Foreign	572	(5,401)	1,278	(4,831)

Loss before income taxes	$(27)	$(5,919)	$(546)	$(7,529)

Taxes on income, as shown in the accompanying Consolidated Financial Statements, consisted of the following for the three and six month periods ended June 30, 2005 and 2004, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in Thousands)		(Dollars in Thousands)
Current (benefit) provision:
Federal	$(917)	$128	$(2,778)	$393
State	(66)	60	41	192
Foreign	218	3,796	764	3,345

Total current (benefit) provision	(765)	3,984	(1,973)	3,930

Deferred provision (benefit):
Federal	959	23	421	(494)
State	137	3	60	(71)
Foreign	174	(582)	44	375
Valuation allowance	(246)	—	(156)	—

Total deferred provision (benefit)	1,024	(556)	369	(190)

Total provision (benefit) for income taxes	$259	$3,428	$(1,604)	$3,740

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes for the three and six month periods ended June 30, 2005 and 2004, respectively, were as follows:

	Three Months Ended June 30, 2005		Three Months Ended June 30, 2004
Income taxes computed at the federal statutory rate	$(9)	35.0%	$(2,072)	35.0%
State income taxes, net of federal tax benefit	91	(337.9)	89	(1.5)
Foreign taxes at other than U.S. statutory rate	23	(85.8)	2,208	(37.3)
Reversal of prior year accrued taxes	—	—	2,896	(48.9)
Nondeductible goodwill	240	(887.8)	200	(3.4)
Deferred compensation	82	(303.9)	—	—
Capital losses in investments	93	(346.2)	—	—
Other—net	75	(278.0)	107	(1.8)
Valuation allowance	(336)	1,244.9	—	—

	$259	(959.6)%	$3,428	(57.9)%

	Six Months Ended June 30, 2005		Six Months Ended June 30, 2004
Income taxes computed at the federal statutory rate	$(191)	35.0%	$(2,635)	35.0%
State income taxes, net of federal tax benefit	173	(31.7)	256	(3.4)
Foreign taxes at other than U.S. statutory rate	361	(66.1)	2,515	(33.4)
Reversal of prior year accrued taxes	(2,200)	402.9	2,896	(38.5)
Nondeductible goodwill	240	(43.9)	200	(2.7)
Deferred compensation	82	(15.0)	—	—
Capital losses in investments	93	(17.1)	—	—
Other—net	84	(15.3)	508	(6.7)
Valuation allowance	(246)	45.0	—	—

	$(1,604)	293.8%	$3,740	(49.7)%

Under the Indian Income Tax Act, 1961, the Company’s Indian subsidiary, Gate Global Solutions, Ltd. is eligible to claim a tax holiday for 10 consecutive assessment years on profits derived from the export of software services from divisions registered under the Software Technology Parks at Bangalore, Chennai, and Pune. For the three months ended June 30, 2005 and 2004 the tax holiday resulted in benefits of $0.1 million and $0.1 million, respectively, when calculated at the U.S. statutory rate. For the six months ended June 30, 2005 and 2004 the corresponding benefits were $0.3 million and $0.2 million, respectively. The benefits of the holiday will expire for certain of the units beginning in 2005.

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.     Earnings (Loss) Per Share

The following table sets forth the computation of earnings (loss) per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Basic (loss) income per share:
(Loss) income from continuing operations	$(286)	$(9,347)	$1,058	$(11,269)
Income from discontinued operations net of income taxes	—	3,645	—	3,815

Net (loss) income	$(286)	$(5,702)	$1,058	$(7,454)

Divided by:
Weighted average common shares	52,512	52,599	52,494	52,460

Net (loss) earnings per common share, Basic:
(Loss) earnings from continuing operations	$(0.01)	$(0.18)	$0.02	$(0.21)
Earnings from discontinued operations	—	0.07	—	0.07

Basic (loss) earnings per share	$(0.01)	$(0.11)	$0.02	$(0.14)

Diluted (loss) income per share:
(Loss) income from continuing operations	$(286)	$(9,347)	$1,058	$(11,269)
Income from discontinued operations net of income taxes	—	3,645	—	3,815

Net (loss) income	$(286)	$(5,702)	$1,058	$(7,454)

Divided by:
Weighted average common shares	52,512	52,599	52,494	52,460
Dilutive effect of restricted and common stock equivalents	—	—	224	—

Diluted average common shares	52,512	52,599	52,718	52,460

Net (loss) earnings per common share, Diluted:
(Loss) earnings from continuing operations	$(0.01)	$(0.18)	$0.02	$(0.21)
Earnings from discontinued operations	—	0.07	—	0.07

Net (loss) earnings per share, Diluted	$(0.01)	$(0.11)	$0.02	$(0.14)

The number of outstanding options to purchase common shares for which the option exercise prices exceeded the average market price of the common shares aggregated 1.1 million and 1.4 million for the three months ended June 30, 2005 and 2004, respectively and 1.1 million and 1.1 million for the six months ended June 30, 2005 and 2004, respectively. These options were excluded from the computation of diluted earnings per share under the treasury stock method.

The calculation of diluted earnings per share would have included 0.2 million and 0.3 million shares, respectively for the three month periods ended June 30, 2005 and 2004 and 0.4 million shares for the six month period ended June 30, 2004 for assumed exercise of options under the Company’s share incentive plans. The Company was in a net loss position and no anti-dilution is permitted under SFAS No. 128.

10.     Segment Information

The Company’s reportable segments are iGate Solutions, iGate Professional Services (“IPS”) and iGate Corporate. No operating segments have been aggregated. Effective April 1, 2004, the Company recast its

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

segments to include the operations of Global Financial Services (“GFS”) as part of the IPS segment. Previously, GFS was included in the iGate Solutions segment. All prior periods have been reclassified to reflect the change to the Company’s segment reporting. The following discussion also compares the Company’s operating segments without the operations of iGate Australia Pty Ltd. (“Australia”) and Direct Resources Ltd. (“DRI”), which were sold in the second quarter of 2004. As a result, the Company restated its first quarter 2004 Condensed Consolidated Financial Statements to reflect the sale of Australia and DRI as discontinued operations. Prior to their sale in 2004, both entities were part of the Company’s IPS operating segment.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present selected financial information for the Company’s reporting segments for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30, 2005
	iGate Solutions	iGate Professional Services	iGate Corporate(1)	Total
	(Dollars in thousands)
External revenues	$34,071	$33,056	$769	$67,896

(Loss) income from operations	$(511)	$2,797	(2,862)	(576)

Other income, net			520	520
Minority interest			(59)	(59)
Equity in income of affiliated companies			88	88

Loss before income taxes			$(2,313)	$(27)

	Three Months Ended June 30, 2004
	iGate Solutions	iGate Professional Services	iGate Corporate(1)	Total
	(Dollars in thousands)
External revenues	$34,124	$31,273	$471	$65,868

(Loss) income from operations	$(6,416)	$3,301	(2,369)	(5,484)

Other expense, net			(500)	(500)
Minority interest			152	152
Equity in losses of affiliated companies			(87)	(87)

Loss before income taxes			$(2,804)	$(5,919)

	Six Months Ended June 30, 2005
	iGate Solutions	iGate Professional Services	iGate Corporate(1)	Total
	(Dollars in thousands)
External revenues	$66,782	$69,513	$1,202	$137,497

(Loss) income from operations	$(270)	$5,746	(6,084)	(608)

Other income, net			234	234
Minority interest			(143)	(143)
Equity in losses of affiliated companies			(29)	(29)

Loss before income taxes			$(6,022)	$(546)

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Six Months Ended June 30, 2004
	iGate Solutions	iGate Professional Services	iGate Corporate(1)	Total
	(Dollars in thousands)
External revenues	$68,675	$60,131	$1,125	$129,931

(Loss) income from operations	$(7,954)	$5,332	(5,105)	(7,727)

Other income, net			256	256
Minority interest			129	129
Equity in losses of affiliated companies			(187)	(187)

Loss before income taxes			$(4,907)	$(7,529)

(1)	Corporate activities include general corporate expenses, interest income and expense, equity in losses of unconsolidated affiliates, minority interest, loss from joint ventures, restructuring charges and merger related expenses not identified to a specific segment, and other unallocated charges. The Company evaluates segments based on income (loss) from operations. Since certain administrative and other operating expenses or income sources have not been allocated to the operating business segments, this basis is not necessarily a measure computed in accordance with generally accepted accounting principles and it may not be comparable to other companies.

Assets by segment were as follows:

	June 30, 2005	December 31, 2004
	(Dollars in thousands)
iGate Solutions	$96,581	$101,439
iGate Professional Services	30,229	40,978
iGate Corporate, including discontinued operations	47,368	37,815

Total assets	$174,178	$180,232

Revenue and assets by geographic area consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Revenues:
North America, principally U.S.	$57,776	$49,179	$117,103	$96,579
Europe	4,846	5,988	10,054	11,909
Pacific Rim, principally India	5,274	10,701	10,340	21,443

Total revenues.	$67,896	$65,868	$137,497	$129,931

			June 30, 2005	December 31, 2004
			(Dollars in thousands)
Tangible long-term assets:
North America, principally U.S.			$ 2,079	$ 2,511
Europe			76	106
Pacific Rim, principally India			27,571	23,197

Total revenues.			$29,726	$25,814

The following is a concentration of revenues greater than 10% for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
General Electric Company
iGate Solutions	34%	34%	34%	35%
iGate Consolidated	17%	18%	17%	19%
International Business Machines Corp.
iGate Professional Services	22%	24%	22%	22%
iGate Consolidated	11%	12%	11%	11%
Wachovia Corporation
iGate Professional Services	11%	15%	14%	15%
iGate Consolidated	—	—	—	—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Unless otherwise indicated or the context otherwise requires, all references in this report to “iGate”, the “Company”, “us”, “our”, or “we” are to iGate Corporation, a Pennsylvania corporation, and its consolidated subsidiaries. iGate Corporation, formerly named iGate Capital Corporation, through its operating subsidiaries, is a worldwide provider of information technology (“IT”) and Offshore Outsourcing Services to large and medium-sized organizations. These services include client/server design and development, conversion/migration services, enterprise resource planning (“ERP”) package implementation and integration services, software development and applications maintenance outsourcing. The iGate Solutions segment’s service offerings also include off-shore outsourcing of IT and BPO services and IT maintenance.

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

IT Services which we deliver using our offshore centers include software application development and maintenance, implementation and support of enterprise applications, data management and integration and business intelligence. We believe that we deliver to our clients high quality solutions at a substantial savings by using our global pool of highly talented people.

Going forward, our principal strategy is to increase the revenue derived from the delivery of offshore-based BPO services to our clients in various industries. We will continue to expand our BPO service offerings through acquisitions and strategic relationships and internal initiatives. We believe that such services can be or are being performed offshore, at significant savings as high as 50% over US/European labor and infrastructure costs.

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

iGate Solutions

The iGate Solutions segment’s service offerings include outsourcing of IT and BPO services using an onsite/offshore delivery model. This delivery model helps clients achieve greater cost effectiveness through labor arbitrage.

The iGate Solutions segment revenues are derived through iGS, our publicly held Indian subsidiary. Our iGate Solutions segment has approximately 4,280 employees.

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

iGate Solutions has ODCs located in Bangalore, Hyderabad, Chennai, Delhi, and Pune, India and Wuxi, China. iGate Solutions has GDCs located in Canada and the U.S. The centers can deliver both near shore and offshore services, dependent upon customer location and expectations. iGate Solutions operates in India, Canada, the U.S., Europe, Singapore, Malaysia, Japan and Australia.

The majority of our clients in the iGate Solutions segment have headquarters in the U.S. and operations throughout the world. We believe our ODCs and GDCs are strategically located in order to service any client regardless of size, scale or geographic location.

The iGate Solutions segment markets its service offerings to large and medium-sized organizations. Certain contracts are based upon a fixed price with payment based upon deliverables and/or project milestones reached. Contracts with deliverables or project milestones can provide for certain penalties if the deliverables or project milestones are not met within contract timelines. Certain contracts are time-and-materials based which contract payments are based on the number of consultant hours worked on the project. Customers typically have the right to cancel contracts with minimal notice. Certain contracts with no stated deliverables, with a designated workforce assigned, recognize revenues on a straight-line basis over the life of the contract, which are typically one year in duration.

The iGate Solutions segment services customers in a wide range of industries. The segment’s largest customer is General Electric Company (“GE”) which accounted for 34% of revenues for the three months and for the six months ended June 30, 2005. iGS is a Global Preferred Partner of GE. Its Global Preferred Partnership status extends through the end of 2006.

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

The IPS segment serves a wide variety of customers in numerous industries in the U.S. and Canada. The segment’s largest customers are International Business Machine Corporation and Wachovia Bank, which account for approximately 22% and 11% of IPS revenues for the three months ended June 30, 2005 and 22% and 14% for the six months ended June 30, 2005. IPS has approximately 1,060 employees.

iGate Corporate (“iGate”)

Our iGate Corporate segment includes the operations of jobcurry Systems Private Ltd. (“jobcurry”), iGate Clinical Research International (“ICRI”), DiagnoSearch and corporate and other unallocated costs. jobcurry continues to provide recruiting and placement services for iGate and outside customers. ICRI and DiagnoSearch contract with pharmaceutical companies to conduct clinical trials on their behalf. DiagnoSearch performs offshore clinical trials using a facility located in Mumbai. These entities are excluded from the above segments largely due to their dissimilar service offerings and certain economic characteristics. This segment has approximately 190 employees.

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

Results of Operations of Our Operating Segments: iGate Solutions, IPS and iGate Corporate for the Three Months Ended June 30, 2005 as Compared to the Three Months Ended June 30, 2004:

iGate Solutions

Revenues for iGate Solutions for the three months ended June 30, 2005 were $34.1 million, which was consistent with revenues of $34.1 million for the three months ended June 30, 2004. The lack of revenue growth is largely the result of increased competition for business both in India and the U.S.

The gross margin as a percentage of sales (“gross margin percentage”) for iGate Solutions was 26.9% for the three months ended June 30, 2005, as compared to 28.2% for the three months ended June 30, 2004. The factor contributing to the decline in gross margins was wage increases in India due to increased competition for IT consultants.

Selling, general and administrative expenses (“S,G&A”) include all costs that are not directly associated with our iGate Solutions segment’s revenue generating consultants. S,G&A expenses include non-consultant salaries and employee benefits, recruiting and training costs, rent, depreciation and amortization of intangible assets, certain deferred compensation charges as well as communications and facilities costs. S,G&A costs for the three months ended June 30, 2005 were $9.7 million or 28.4 % of revenues, as compared to $16.1 million or 47.0% of revenues for the three months ended June 30, 2004. The $6.4 million decrease in S,G&A was a result of a few factors. In June 2004, we restructured our U.K. operations resulting in an expense of $5.5 million in the second quarter of 2004. In addition, we modified the Quintant transaction in the fourth quarter of 2004, which saved us deferred compensation of approximately $0.5 million during the second quarter of 2005. We have also begun to realize cost savings on our prior years acquisitions of approximately $0.4 million, through employee attrition and consolidation of operations.

Operating loss as a percentage of sales (“operating loss percentage”) for the three months ended June 30, 2005 was 1.5%, as compared to an operating loss as a percentage of sales of 18.8% for the three months ended June 30, 2004. Our operating loss for the current period was mainly due to decreases in gross margin.

iGate Professional Services (“IPS”)

Revenues for IPS for the three months ended June 30, 2005 were $33.1 million, an increase of $1.8 million or 5.7%, as compared to $31.3 million for the three months ended June 30, 2004. This increase is primarily due to overall demand for our staffing services as well as a large project for a financial services client that began in the second quarter of 2004.

Gross margin percentage for IPS was 21.7% for the three months ended June 30, 2005, as compared to 21.0% for the three months ended June 30, 2004. The contributing factors to the increase in gross margin were a combination of slight increases in bill rates and decreases in the use of subcontractor versus salaried consultants. The minimal profit margins on our preferred vendor pass-through arrangements in our U.S. and Canadian staffing operations did not significantly impact our gross margins when compared to the same period in 2004.

S,G&A costs for the three months ended June 30, 2005 were $4.4 million or 13.2% of revenues, as compared to $3.3 million or 10.5% of revenues for the three months ended June 30, 2004. S,G&A costs increased by $1.1 million due to increases in headcount in the sales, marketing and recruiting areas, higher legal fees incurred related to H1-B Visa processing and additions to the finance and accounting department related to relocating the billings and collections functions back to Pittsburgh.

Operating income as a percentage of sales (“operating income percentage”) was 8.5% for the three months ended June 30, 2005 and 10.6% for the three months ended June 30, 2004. Operating income decreased by $0.5 million for the three months ended June 30, 2005, primarily due to increases in S,G&A costs.

iGate Corporate (“iGate”)

Revenues for iGate for the three months ended June 30, 2005 were $0.8 million, an increase of $0.3 million or 60.0% from revenues of $0.5 million for the comparable three months ended June 30, 2004. Our revenues for DiagnoSearch, ICRI and jobcurry have increased for the quarter due to several new clinical studies and a slight improvement in recruiting and training.

Gross margin percentage was 62.7% for the three months ended June 30, 2005, as compared to 36.3% for the three months ended June 30, 2004. Increase in the revenues for DiagnoSearch and ICRI have positively impacted our gross margin percentage.

S,G&A costs were $3.3 million for the three months ended June 30, 2005, as compared to $2.5 million for the three months ended June 30, 2004. Our S,G&A costs increased mainly due to our compliance efforts related to Section 404 of the Sarbanes-Oxley Act.

Our operating loss for the quarter ended June 30, 2005 was $2.9 million, as compared to $2.4 million for the quarter ended June 30, 2004. The primary reason for the increase in operating loss was the additional costs related to our Sarbanes-Oxley compliance effort.

Other Income (Expense) Components

Other income increased approximately $1.0 million for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. Components of other income for the three months ended June 30, 2005 include interest income on short-term investments of $0.3 million and favorable foreign currency translation gains of $0.2 million offset by other expense of less than $0.1 million. Components of other income for the three months ended June 30, 2004 include interest income on short-term investments of $0.2 million offset by unfavorable foreign currency translation losses of $0.6 million and interest expense on certain discounted liabilities of $0.1 million.

We recognized income from affiliated companies of $0.1 million for the three months ended June 30, 2005. We recognized losses from affiliated companies of $0.1 million for the three months ended June 30, 2004. Both the income and the losses were related to our investments in joint ventures with CIBER and Software AG.

Minority interest expense was $0.1 million for the three months ended June 30, 2005 as compared to income of $0.2 million for the three months ended June 30, 2004. This is due to our less than 100% ownership in iGS.

Our income tax expense was $0.3 million for the three months ended June 30, 2005. Significant items affecting the effective tax rate were nondeductible goodwill and valuation allowances recorded against certain deferred assets, and the continuation of the Indian tax holiday related to the iGS Whitefield campus. The tax holiday extends through 2009. Our income tax expense was $3.4 million for the three months ended June 30, 2004. The significant items comprising our effective tax rate was the gain on the sale of Australia and valuation allowances recorded against certain deferred tax assets. As a result of the asset sale of Red Brigade to iGS, deferred tax assets of approximately $2.9 million that were generated by prior years’ net operating losses of Red Brigade expired and could not be utilized.

In the second quarter of 2004, we sold our Australian and DRI entities. As a result, we have reflected the sale of the Australian and DRI entities as discontinued operations on our income statement for the three months ended June 30, 2004. For the three months ended June 30, 2004, our discontinued operations, which are comprised of our Australian and DRI entities, had after tax income of $3.6 million. We had no discontinued operations activity for the three months ended June 30, 2005.

Results of Operations of Our Operating Segments: iGate Solutions, IPS and iGate Corporate for the Six Months Ended June 30, 2005 as Compared to the Six Months Ended June 30, 2004:

iGate Solutions

Revenues for iGate Solutions for the six months ended June 30, 2005 were $66.8 million, a decrease of $1.9 million or 2.8%, as compared to $68.7 million for the six months ended June 30, 2004. The decrease in revenue is a result of a continued shift of revenues offshore and the winding down of certain customer relationships that do not have an offshore focus. We have also experienced increased competition for business both in India and the U.S.

Gross margin percentage for iGate Solutions was 28.0% for the six months ended June 30, 2005, as compared to 29.1% for the six months ended June 30, 2004. The factors contributing to the decline in gross margins were wage increases in India due to increased competition for IT consultants.

S,G&A includes all costs that are not directly associated with our iGate Solutions segment’s revenue generating consultants. S,G&A expenses include non-consultant salaries and employee benefits, recruiting and training costs, rent, depreciation and amortization of intangible assets, certain deferred compensation charges as well as communications and facilities costs. S,G&A costs for the six months ended June 30, 2005 were $18.9 million or 28.4% of revenues, as compared to $27.9 million or 40.7% of revenues for the six months ended June 30, 2004. The $9.0 million decrease in S,G&A was a result of a few factors. In June 2004, we restructured our U.K. operations resulting in a savings of approximately $6.0 million for the six months ended June 30, 2005. In addition, our modification of the Quintant transaction resulted in deferred compensation savings of approximately $1.1 million. We have also begun to realize cost savings on our prior acquisitions of approximately $1.6 million, through employee attrition and consolidations of operations.

Operating loss as a percentage of sales for the six months ended June 30, 2005 was 0.4%, as compared to an operating loss as a percentage of sales of 11.6% for the six months ended June 30, 2004. Our operating loss decrease for the current period was due to reductions in S,G&A costs attributable to the modification of the Quintant deal and the restructuring of the UK business.

iGate Professional Services (“IPS”)

Revenues for IPS for the six months ended June 30, 2005 were $69.5 million, an increase of $9.4 million or 15.6%, as compared to $60.1 million for the six months ended June 30, 2004. This increase is primarily due to overall demand for our staffing services as well as a large project for a financial services client that began in the second quarter of 2004.

Gross margin percentage for IPS was 21.1% for the six months ended June 30, 2005, as compared to 21.5% for the six months ended June 30, 2004. The contributing factors to the decline in gross margin were a combination of pricing pressures, increases in subcontractor versus salaried consultants and increases in business from the preferred vendor pass-through arrangement in our Canadian staffing operations. Pass-through arrangements allow for minimal profit margins on services rendered.

S,G&A costs for the six months ended June 30, 2005 were $8.9 million or 12.8% of revenues, as compared to $7.6 million or 12.6% of revenues for the six months ended June 30, 2004. S,G&A costs have increased due to headcount increases in the sales, marketing, recruiting and finance and accounting departments.

Operating income percentage was 8.3% for the six months ended June 30, 2005 and 8.9% for the six months ended June 30, 2004. Operating income increased by $0.4 million for the six months ended June 30, 2005, primarily due to increases in revenue.

iGate Corporate (“iGate”)

Revenues for iGate for the six months ended June 30, 2005 were $1.2 million, an increase of $0.1 million or 6.8% from revenues of $1.1 million for the comparable six months ended June 30, 2004. Our revenues for DiagnoSearch, ICRI and jobcurry have increased due to several new clinical studies and a slight improvement in recruiting and training.

Gross margin percentage was 55.0% for the six months ended June 30, 2005, as compared to 45.5% for the six months ended June 30, 2004. Increases in the revenues for DiagnoSearch and ICRI have positively impacted our gross margin percentage.

S,G&A costs were $6.7 million for the six months ended June 30, 2005, as compared to $5.6 million for the six months ended June 30, 2004. Our S,G&A costs increased mainly due to our compliance efforts related to Section 404 of the Sarbanes-Oxley Act.

Our operating loss for the quarter ended June 30, 2005 was $6.1 million, as compared to $5.1 million for the quarter ended June 30, 2004. The primary reason for the increase in operating loss was the additional costs related to our Sarbanes-Oxley compliance efforts.

Other Income (Expense) Components

Other income approximated $0.2 million and $0.3 million for the six months ended June 30, 2005 and 2004, respectively. Components of other income for the six months ended June 30, 2005 include interest income on short-term investments of $1.1 million offset by unfavorable foreign currency translation losses of $0.4 million, $0.3 million of losses related to our hedging activities in India and $0.2 million of other expenses. Currently our hedging activities do not meet the minimum requirements for effective hedge accounting treatment under current accounting rules. As a result, we must recognize any unrealized gains or losses as current period income or loss. Components of other income for the six months ended June 30, 2004 include interest income on short-term investments of $0.4 million offset by unfavorable foreign currency translation losses of $0.1 million and interest expense on certain discounted liabilities of less than $0.1 million.

Affiliated company income/(loss) was immaterial for the six months ended June 30, 2005. We recognized losses on affiliated companies of $0.2 million for the six months ended June 30, 2004. All activity is related to our investments in joint ventures with CIBER and Software AG.

Minority interest expense was $0.1 million for the six months ended June 30, 2005 as compared to income of $0.1 million for the six months ended June 30, 2004. This is due to our less than 100% ownership in iGS.

Our income tax benefit was $1.6 million for the six months ended June 30, 2005. On April 11, 2005, the Joint Committee on Taxation advised that the Internal Revenue Service examination of the Company’s income tax returns for the years 1999, 2000 and 2001 had been completed. As a result, the Company reversed certain tax accruals recorded during the years under review of approximately $2.2 million. Other significant items affecting the effective tax rate were valuation allowances recorded against certain deferred assets, and the continuation of the Indian tax holiday related to the iGS Whitefield campus. The tax holiday extends through 2009. Our income tax provision was $3.7 million for the six months ended June 30, 2004. The significant items comprising our effective tax rate was the gain on the sale of Australia and valuation allowances recorded against certain deferred tax assets. As a result of the asset sale of Red Brigade to iGS, deferred tax assets of approximately $2.9 million that were generated by prior years’ net operating losses of Red Brigade expired and could not be utilized.

In the second quarter of 2004, we sold our Australian and DRI entities. As a result, we have restated our first quarter 2004 condensed consolidated statement of operations to reflect the sale of the Australian and DRI entities as discontinued operations on our income statement. For the six months ended June 30, 2004, our discontinued operations had after tax income of $3.8 million. We had no discontinued operations activity for the first half of 2005.

Liquidity and Capital Resources

Our working capital decreased $1.5 million from December 31, 2004 to June 30, 2005. Our net accounts receivable decreased by $6.4 million from December 31, 2004 to $55.0 million, and our days sales outstanding decreased from 88 days at December 31, 2004 to 79 days at June 30, 2005.

At June 30, 2005, we had cash and short-term investments of $31.5 million and $28.8 million, respectively, as compared to cash and short-term investments of $28.2 million and $35.9 million, respectively, at December 31, 2004. Short-term investments at June 30, 2005 and December 31, 2004 consisted mainly of highly liquid short-term investments. At June 30, 2005, approximately $3.8 million of our short-term investments are to be used exclusively by iGS due to Indian governmental restrictions. We also have compensating balances of $25.0 million classified as short-term investments related to our line of credit with PNC. We continue to focus on liquidity along with the preservation of our principal holdings.

Cash provided from operations is anticipated to be adequate to fund capital expenditures and other business requirements over the remainder of the year.

Cash from Operations

Cash provided by operations was $4.0 million for the six months ended June 30, 2005. Factors contributing to our increase in cash were decreases in accounts receivable of $6.1 million, net income of $1.1 million and noncash items of $6.4 million, partially offset by other working capital items of $9.6 million. Noncash items in the period included depreciation and amortization, bad debt allowance, minority equity losses, deferred taxes, the release of tax reserves and amortization of deferred compensation.

Cash used by operations for the six months ended June 30, 2004 was $12.3 million. Contributing factors to our use of cash were net losses of $7.5 million and increases in accounts receivable of $15.4 million, partially offset by favorable changes in other working capital items totaling $7.6 million. Noncash items in the six months ended June 30, 2004 $3.0 million and included depreciation and amortization, bad debt allowance, amortization of deferred compensation, minority interest equity losses and deferred taxes.

Investing Activities

Cash used by investing activities was $1.2 million for the six months ended June 30, 2005, as compared to cash provided of $7.6 million for the same period of 2004.

Our capital expenditures were $8.1 million and $8.5 million for the six months ended June 30, 2005 and 2004, respectively. A significant portion of the capital expenditures in both periods were due to the construction and expansion of our Whitefield campus located in India.

We have decreased our short-term investment portfolio by approximately $7.1 million and $6.0 million during the six months ended June 30, 2005 and 2004, respectively, which were used to fund the Whitefield construction project.

Financing Activities

Cash provided by financing activities was $0.6 million in the current six month period and $1.1 million from the same period a year ago. The source of this cash was due to proceeds received from the exercise of employee stock options.

Restructuring

We restructured our businesses in 2004, 2003, 2002 and 2001. As a result of these restructurings, we will be required to make cash payments in future years. The nature of the payments and the reasons for the restructurings are discussed more fully in Note 6 to the Condensed Consolidated Financial Statements. The following table as of June 30, 2005 details the cash payments that we will be required to make in the future years:

(Dollars in thousands)	Remainder of 2005	2006	2007	2008	2009	Thereafter
Severance, bonus and related items	$2	$—	$—	$—	$—	$—
Lease costs of office closure	1,867	840	822	822	742	510

Total	$1,869	$840	$822	$822	$742	$510

Other Items

On September 15, 2004, we renewed our secured credit facility (“Renewed Facility”) with PNC Bank N.A. (“PNC”) for 365 days. The Renewed Facility provides a maximum loan amount of $25.0 million and is secured entirely by our cash, cash equivalents and short-term investments. The availability of borrowings under the Renewed Facility has a one-to-one relationship with available cash secured by the Company. The provisions of the Renewed Facility requires us to maintain unrestricted cash and cash equivalents of at least $30.0 million and maintain tangible net worth of at least $88.0 million. We had no outstanding borrowings under the credit facility. We had one letter of credit outstanding in the amount of $0.3 million on the Renewed Facility as of June 30, 2005 and 2004.

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

We also have financial commitments related to future payouts and existing leases on our occupied space. Our commitments are as follows:

(Dollars in thousands)	2005	2006	2007	2008	2009	Thereafter
Leases	$1,758	$2,513	$1,818	$1,213	$496	$1,037

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Factors

We are exposed to market risks from adverse changes in foreign exchange rates, interest rates, especially the Indian Rupee (“Rupee”). We do not engage in speculative or leveraged transactions, nor do we hold or issue financial instruments for trading purposes.

Foreign Exchange Rate Risk

iGS’s cash flow and earnings are subject to fluctuations due to exchange rate variation between the Rupee and USD. This foreign currency risk exists based upon the nature of iGS’s operations. The majority of iGS’s customers and revenue are U.S. based, which provides an inherent foreign currency risk between US and Rupee exchange rates.

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

The instruments are used to reduce risk by essentially creating offsetting currency exposures. The following table presents information related to foreign currency contracts held by the Company:

LIST OF OUTSTANDING HEDGE TRANSACTIONS ON JUNE 30, 2005

			(Dollars and Rupees in Thousands)
	Maturity Date Range	Strike Price Range at Rupee Rate	Amount	Option	Net Unrealized Gains/(Losses) June 30, 2005
FORWARD CONTRACTS
From:	August 31,2005	44.06
To:	April 28, 2006	44.325

Subtotal			$7,000		$96

CURRENCY OPTION CONTRACTS
From:	December 28, 2005	43.00	$26,000	Buy/Sell Put
To:	June 28, 2006	44.60	$20,000	Sell Call

Subtotal			$46,000		$(74)

STRIPS
	December 30, 2005	—	$750 (USD)		$14
	January 31, 2006	—	$750 (USD)		$12

			$1,500 (USD)		$26

PRINCIPAL
	September 1, 2006	—	$2,500 (USD)		$(156)
			$113,750 (INR)

Total					$(108)

The net unrealized gains/(losses) were calculated using a Rupee Exchange rate of 43.478 at June 30, 2005.

As of June 30, 2005, our forward contracts to hedge intercompany cash flows mature within one year. As each contract matures, iGS will receive Rupees at the contracted (“strike price”) rate while delivering the USD equivalent of Rupees at the prevailing Rupee exchange rate. Contracts that meet qualifying criteria are accounted for as foreign currency cash flow hedges. Accordingly, the effective portion of gains and losses is deferred as a component of other comprehensive loss and is recognized in earnings at the time the hedged item affects earnings. Any gains and losses due to hedge ineffectiveness or related to contracts which do not qualify for hedge accounting are recorded in current period earnings in other income and expense. At June 30, 2005, the forward contracts to hedge intercompany cash flows did not meet qualifying criteria to receive hedge accounting and, as such, iGS appropriately recorded the net unrealized gain of $0.1 million as Other Income.

As of June 30, 2005, our option contracts to hedge intercompany cash flows mature within one year. As each contract matures and dependent upon prevailing Rupee exchange rates, iGS will have the option to either buy USDs at each contracted “put” strike price or sell USDs at each contracted “call” strike price. Contracts that meet qualifying criteria are accounted for as foreign currency cash flow hedges. Accordingly, the effective portion of gains and losses is deferred as a component of other comprehensive loss and is recognized in earnings at the time the hedged item affects earnings. Any gains and losses due to hedge ineffectiveness or related to contracts which do not qualify for hedge accounting are recorded in current period earnings in other income and expense. At June 30, 2005, the option contracts to hedge intercompany cash flows did not meet qualifying criteria to receive hedge accounting and, as such, iGS appropriately recorded the net unrealized loss of $0.1 million as Other Income.

As of June 30, 2005, our principal swaps to hedge intercompany debt from iGS to iGate have maturity dates that range from three to eighteen months dependent upon principal payment terms. The principal only SWAP hedges foreign currency risk on iGS’ intercompany debt to us. Their debt to us is determined in USD. Contracts that meet qualifying criteria are accounted for as foreign currency cash flow hedges. Accordingly, the effective portion of gains and losses is deferred as a component of other comprehensive loss and is recognized in earnings at the time the hedged item affects earnings. Any gains and losses due to hedge ineffectiveness or related to contracts which do not qualify for hedge accounting are recorded in current period earnings in other income and expense. At June 30, 2005, the principal swaps to hedge intercompany debt did not meet qualifying criteria to receive hedge accounting and iGS appropriately recorded the net unrealized loss of $0.1 million as Other Income.

Substantially all of the Company’s foreign affiliates’ financial instruments are denominated in their respective functional currencies. Accordingly, exposure to exchange risk on foreign currency financial instruments is not material. (See Note 3 to the Condensed Consolidated Financial Statements.)

Interest Rate Risk

The Company is exposed to changes in interest rates primarily as a result of its intercompany debt borrowing and investing activities used to maintain liquidity and fund business operations. The nature and amount of the Company’s long-term and short-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. The Company’s net intercompany debt obligation totaled $10.0 million at June 30, 2005.

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

Effect of Hypothetical 10% Fluctuation In Market Prices

As of June 30, 2005, assuming a hypothetical 10% fluctuation in currency rates and swap rates, respectively, the fair value effect would be approximately:

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

For all significant foreign operations, the functional currency is the local currency. Assets and liabilities of these operations are translated at the exchange rate in effect at each period end. Statement of Operations accounts are translated at the average exchange rate prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included as a component of other comprehensive income (loss). Realized gains and losses from foreign currency transactions are included in net loss for the periods presented. Exchange rate translations did not have a significant impact on operations for the quarter ended June 30, 2005.

Our operations are generally not affected by seasonal fluctuations. However, our consultants’ billable hours are affected by national holidays and vacation policies, which vary by country and by operating company.

Economic Trends and Outlook

We have experienced a revenue increase of $7.6 million or 5.8% for the six months ended June 30, 2005, as compared to the six months ended June 30, 2004, due to increases in demand in the North America staffing business. While we have begun to see some stability in the IT services environment, we are still financially impacted by pricing pressures, decreases in IT budgeting and increases in employees wages and salaries.

Overall demand for our offshore services is growing because of the cost savings that it provides. However, our solutions offerings are purchased as value added projects by customers and in times of economic slowdown, are the types of projects that are the first to be delayed or cancelled.

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

Changes in Internal Control Over Financial Reporting

During the second quarter of 2005, the Company has begun its efforts to remediate each of its three (3) material weaknesses discussed above. To date, the following efforts have been under taken by the Company:

Customer Accounts Receivable and Corresponding Revenue:

In April 2005, the Company began to transition all components of its North American Professional Services segment (“IPS”) customer accounts receivable and revenue processes from its location in Bangalore, India to its

North American Headquarters in Pittsburgh, Pennsylvania in order to directly supervise all accounts receivable and revenue processes. Since the April 2005 transition back to the U.S., all processes related to customer accounts receivable and revenue have been performed by the Company’s U.S. accounting and finance staff. The Company hired additional employees at its Headquarters to manage, oversee and assume individual customer collection and administrative interface responsibility. This process change has improved the understanding of the specific customer terms and the ability to quickly implement corrections to files or individual invoices if required.

On May 2005, the Company also began a detailed review and analysis of its functional procedures relative to its customer accounts receivable and revenue processes. This review and remediation project, which will be completed by September 2005, includes updating key control documentation, developing desktop procedures for each job description, and standardizing business rules, policies and procedures across the organization. A third party consulting firm, which specializes in process control documentation and operating at the direction of management, was hired on June 1, 2005, and is conducting this review.

The Company also engaged a third party consulting firm, which specializes in Peoplesoft Software Systems, to review access and security issues with our accounting software to ensure the ability to simplify the addition of specific customer terms and promptly change data files if required to adjust incorrect terms while maintaining strict security access and control of the files. This review was completed in March 2005, and resulted in the identification of nine system access and security control deficiencies that require improvement. In May 2005, the Company formed a five employee technical team to remediate and tighten the procedures and controls related to the software. This remediation effort is expected to be completed by September 2005.

Calculation and Review of Deferred Compensation

The Company views this weakness as a one-time occurrence related to the accounting for a very complex acquisition. The Company is in the process of revising its policies and procedures regarding the accounting for acquisitions and in the future it will have additional management personnel review all detailed calculations for significant transactions of this type. The Company has already implemented a detailed Audit Committee Checklist which is reviewed by the Audit Committee at every Committee meeting. The checklist lists and describes, in detail, all significant accounting and reporting issues that have occurred during the quarter. The checklist was implemented during the Company’s second quarter form 10-Q reporting period. The Company intends to have this internal control process finalized by September 30, 2005.

Calculation and Review of Income Taxes Payable, Deferred Income Taxes and Related Tax Provision

The Company began to formulate its tax control structure in December 2004. The Company will test this structure during the 2005 fiscal year for the second and third quarters of 2005 to ensure that the control policies and procedures as functioning as intended. The Company has contracted with an independent third party consulting firm that specializes in control processes and documentation to review the established structure for consistency and then test this structure for compliance.

PART II.    OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDER

On May 26, 2005, the Company held its Annual Meeting of Shareholders. The Company’s Common Shareholders re-elected Mr. Sunil Wadhwani as a Class C Director to a three (3) year term expiring in 2008.

Nominee	For	Withheld
Sunil Wadhwani	50,184,373	585,442

52,563,597 Common Shares were outstanding on March 31, 2005, the record date and the holders of 50,769,815 (96.59%) Common Shares voted in person or by proxy, constituting a quorum.

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

iGATE CORPORATION

August 9, 2005	By:	/s/ SUNIL WADHWANI
Sunil Wadhwani
Co-Chairman of the Board of Directors,
Chief Executive Officer, and Director

August 9, 2005	By:	/s/ MICHAEL ZUGAY
Michael Zugay
Senior Vice President and
Chief Financial Officer