Form 10-Q
period 2005-09-30
IGATE CORP
filed 2005-11-09
CIK 1024732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒

The number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding as October 31, 2005 was 52,592,790.

iGATE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2005

		Page
PART I	FINANCIAL INFORMATION	3

Item 1.	Unaudited Condensed Consolidated Financial Statements

	(a) Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Month Periods Ended September 30, 2005 and 2004	3

	(b) Condensed Consolidated Balance Sheets as of September 30, 2005 (Unaudited) and December 31, 2004	4

	(c) Unaudited Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the Nine Month Periods Ended September 30, 2005 and 2004.	5

	(d) Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Month Periods Ended September 30, 2005 and 2004	6

	(e) Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	26

Item 4.	Controls and Procedures	30

PART II	OTHER INFORMATION	32

Item 6.	Exhibits	32

	SIGNATURES	33

PART I.    FINANCIAL INFORMATION

ITEM 1. CONDENSED	CONSOLIDATED FINANCIAL STATEMENTS

(a)

iGATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues	$70,102	$66,565	$207,599	$196,496
Cost of revenues	51,172	49,728	154,674	146,236

Gross margin	18,930	16,837	52,925	50,260

Selling, general and administrative	17,221	18,311	51,824	54,565
Restructuring charges	—	—	—	4,896

Income (loss) from operations	1,709	(1,474)	1,101	(9,201)

Other income, net	411	611	645	867
Minority interest	(260)	(73)	(403)	56
Equity in income (losses) of affiliated companies	137	(98)	108	(285)

Income (loss) before income taxes	1,997	(1,034)	1,451	(8,563)
Income tax expense (benefit)	1,122	785	(482)	4,525

Income (loss) from continuing operations	875	(1,819)	1,933	(13,088)
Income from discontinued operations, net of income taxes	—	3	—	3,818

Net income (loss)	$875	$(1,816)	$1,933	$(9,270)

Net earnings (loss) per common share, Basic:
Earnings (loss) from continuing operations	$0.02	$(0.03)	$0.04	$(0.25)
Earnings from discontinued operations	—	0.00	—	0.07

Net earnings (loss) — Basic	$0.02	$(0.03)	$0.04	$(0.18)

Net earnings (loss) per common share, Diluted:
Earnings (loss) from continuing operations	$0.02	$(0.03)	$0.04	$(0.25)
Earnings from discontinued operations	—	0.00	—	0.07

Net earnings (loss) — Diluted	$0.02	$(0.03)	$0.04	$(0.18)

Weighted average common shares, Basic	52,529	52,922	52,507	52,710

Weighted average dilutive common equivalent shares outstanding	52,706	52,922	52,712	52,710

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

(b)

iGATE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share and share data)

	September 30, 2005	December 31, 2004*
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$31,510	$28,201
Short-term investments	31,010	35,863
Accounts receivable, net	54,702	61,363
Prepaid and other current assets	6,094	6,985
Prepaid income taxes	1,896	435
Deferred income taxes	1,817	2,304

Total current assets	127,029	135,151

Investments in unconsolidated affiliates	4,328	3,951
Land, building, equipment and leasehold improvements, net	29,880	25,814
Goodwill	9,192	9,398
Intangible assets, net	4,142	5,918

Total assets	$174,571	$180,232

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,342	$8,636
Accrued payroll and related costs	16,321	16,662
Accrued income taxes	—	2,019
Other accrued liabilities	5,750	9,555
Restructuring reserve	2,413	3,692
Deferred revenue	177	653
Current liabilities of discontinued operations	81	88

Total current liabilities	33,084	41,305
Restructuring reserve	2,974	3,777
Other long-term liabilities	528	564
Deferred income taxes	9,723	9,520

Total liabilities	46,309	55,166
Minority interest	14,271	13,366
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, without par value: 20,000,000 shares authorized, 1 share of Preferred Stock held in treasury	—	—
Common stock, par value $0.01 per share:
100,000,000 shares authorized, 53,576,184 and 53,502,448 shares issued, respectively	536	535
Additional paid-in capital	161,587	161,345
Accumulated deficit	(34,777)	(36,710)
Deferred compensation	(1,323)	(1,934)
Common stock held in treasury, at cost, 990,102 shares	(14,714)	(14,714)
Accumulated other comprehensive income	2,682	3,178

Total shareholders’ equity	113,991	111,700

Total liabilities and shareholders’ equity	$174,571	$180,232

*	Condensed from audited Consolidated Financial Statements.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

( c)

iGATE CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated (Deficit)	Deferred Compensation	Treasury Shares	Advance to Shareholders	Accumulated Other Comprehensive Income / (Loss)	Total Shareholders’ Equity	Comprehensive Income / (Loss)
	Shares	Par Value
Balance, December 31, 2004	52,512,346	$535	$161,345	$(36,710)	$(1,934)	$(14,714)	$—	$3,178	$111,700
Exercise of stock options, includes the effect of tax benefit recognized	73,736	1	242	—	—		—	—	243
Amortization of deferred compensation	—	—	—	—	611	—	—	—	611
Comprehensive income:
Unrealized loss on investments, net of tax	—	—	—	—	—	—	—	79	79	$79
Currency translation adjustment	—	—	—	—	—	—	—	(575)	(575)	(575)
Net income	—	—	—	1,933	—	—	—	—	1,933	1,933

										$1,437

Balance, September 30, 2005	52,586,082	$536	$161,587	$(34,777)	$(1,323)	$(14,714)	$—	$2,682	$113,991

Balance, December 31, 2003	51,823,908	$529	$160,336	$(18,499)	$(8,933)	$(14,714)	$—	$3,416	$122,135
Exercise of stock options, includes the effect of tax benefit recognized	169,840	2	779	—	—		—	—	781
Treasury stock transactions	(25,659)	—	—	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	2,288	—	—	—	2,288
Shares issued to employees	455,924	4	1,327	—	—	—	—	—	1,331
Advance to shareholders’	—	—	—	—	—	—	(4,020)	—	(4,020)
Comprehensive income:
Unrealized loss on investments, net of tax	—	—	—	—	—	—	—	(83)	(83)	$(83)
Reclassification adjustment for gains realized in net loss	—	—	—	—	—	—	—	(120)	(120)	(120)
Currency translation adjustment	—	—	—	—	—	—	—	(2,802)	(2,802)	(2,802)
Net loss	—	—	—	(9,270)	—	—	—	—	(9,270)	(9,270)

										$(12,275)

Balance, September 30, 2004	52,424,013	$535	$162,442	$(27,769)	$(6,645)	$(14,714)	$(4,020)	$411	$110,240

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

( d)

iGATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash Flows From Operating Activities:
Net income (loss)	$1,933	$(9,270)
Adjustments to reconcile net income (loss) to cash used by operations:
(Income) from discontinued operations, net of taxes	—	(3,818)
Depreciation and amortization	8,062	6,294
Stock issued to shareholders	—	1,331
Unrealized gain on investments	(164)	—
Realized gain on investments	—	(121)
Allowance for uncollectible accounts	(838)	(239)
Deferred income taxes, net	637	(665)
Equity in (income) losses of affiliated companies	(108)	285
Loss on impairment of property and equipment	—	342
Minority interest	403	(56)
Amortization of deferred compensation	611	2,288
Working capital items:
Accounts receivable and unbilled receivables	7,003	(20,117)
Prepaid and other assets	(657)	1,906
Accounts payable	(244)	(686)
Accrued and other current liabilities	(5,977)	9,530
Deferred revenue	(470)	(305)
Restructuring reserve	(1,738)	(2,297)
Cash flows (used) provided by discontinued operations	(7)	669

Net cash flows provided (used) by operating activities	8,446	(14,929)

Cash Flows From Investing Activities:
Additions to land, building, equipment and leasehold improvements, net	(10,764)	(9,814)
Sales of investments, net	4,873	13,867
Acquisitions, net of cash acquired	—	(712)
Investments in unconsolidated affiliates	(194)	(1,533)
Deposit on land	—	2,412
Proceeds from sale of subsidiaries	—	9,799

Net cash flows (used) provided by investing activities	(6,085)	14,019

Cash Flows From Financing Activities:
Advances to shareholders	—	(4,020)
Net proceeds from exercise of stock options	895	781

Net cash flows provided (used) by financing activities	895	(3,239)

Effect of currency translation	53	(1,223)

Net change in cash and cash equivalents	3,309	(5,372)
Cash and cash equivalents, beginning of period	28,201	36,133

Cash and cash equivalents, end of period	$31,510	$30,761

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

iGATE CORPORATION

(e)    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

The Unaudited Condensed Consolidated Financial Statements included herein have been prepared by iGate Corporation (the “Company”) in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, the accompanying Unaudited Condensed Consolidated Financial Statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying Unaudited Condensed Consolidated Financial Statements as of and for the three and nine months ended September 30, 2005 and 2004 should be read in conjunction with the Company’s Consolidated Financial Statements (and notes thereto) included in the Company’s Annual Report filed on Form 10-K (as amended) (“Form 10K/A”) for the year ended December 31, 2004. In the opinion of the Company’s management, all adjustments considered necessary for a fair statement of the accompanying Unaudited Condensed Consolidated Financial Statements have been included, and all adjustments, unless otherwise discussed in the Notes to the Unaudited Condensed Consolidated Financial Statements, are of a normal and recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock based employee compensation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands, except per share)
Net income (loss), as reported	$875	$(1,816)	$1,933	$(9,270)
Add: Deferred compensation expense reported in earnings	204	879	611	2,288
Add: Stock based compensation expense reported in earnings	—	1,331	—	1,331
Less: Total stock-based employee compensation expense determined under fair value method for all awards and deferred compensation expense	(774)	(2,631)	(1,928)	(3,943)

Proforma net income (loss)	$305	$(2,237)	$616	$(9,594)

Earnings (loss) per share:
Basic — as reported	$0.02	$(0.03)	$0.04	$(0.18)

Basic — proforma	$0.01	$(0.04)	$0.01	$(0.18)

Diluted — as reported	$0.02	$(0.03)	$0.04	$(0.18)

Diluted — proforma	$0.01	$(0.04)	$0.01	$(0.18)

Divided by:
Weighted Average Common Shares outstanding, Basic	52,529	52,922	52,507	52,710

Weighted Average Common Shares outstanding, Diluted	52,706	52,922	52,712	52,710

3.    Derivative Instruments and Hedging Activities

Summarized below are derivatives instruments consisting of foreign exchange contracts and a principal only SWAP agreement whose carrying values are adjusted to their fair value at September 30, 2005. Fair values are based on quoted market prices at prevailing exchange rates and other available market information.

	September 30, 2005
	USD Carrying Value	USD Fair Value
	(dollars in thousands)
Foreign Exchange Contracts:
Forwards:
$USD/India Rupee	$(51)	$(51)
Options:
$USD/India Rupee	(82)	(82)
Strips:
$USD	9	9
Principal Only SWAP:
Mumbai Interbank Forward Offered Rates	7	7

Marked to market net loss at September 30, 2005	$(117)	$(117)

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The forwards, options and strips are utilized to hedge foreign currency risk related to the U.S. Dollar (“USD”) and Indian Rupee. The principal only SWAP hedges foreign currency risk on iGS intercompany debt, denominated in USD, to the Company.

4.    Goodwill and Other Intangible Assets

Changes in the carrying value of goodwill and intangible assets by reportable segment are as follows (in thousands):

	iGate Solutions	iGate Professional Services	iGate Corporate	Consolidated
Goodwill at December 31, 2003	$7,857	$216	$551	$8,624
Adjustments	—	—	22	22
Foreign currency translation effect	752	—	—	752

Goodwill at December 31, 2004	8,609	216	573	9,398
Foreign currency translation effect	(206)	—	—	(206)

Goodwill at September 30, 2005	$8,403	$216	$573	$9,192

The gross amounts and accumulated amortization of intangibles assets are as follows:

	September 30, 2005		December 31, 2004
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	(unaudited)
Amortizable intangible assets:
Intellectual property	$570	$390	$570	$245
Customer relationships	6,642	3,479	6,642	2,270
Employment contracts	1,720	1,004	1,720	661
Other	314	231	314	152

Total	$9,246	$5,104	$9,246	$3,328

Amortization expense related to identifiable intangible assets was $0.6 million for the three month periods and $1.8 million and $1.7 million for the nine month periods ended September 30, 2005 and 2004, respectively. Estimated annual amortization expense for the years ended December 31, 2005 through December 31, 2009 is shown below:

Remainder of 2005	$577
2006	$1,619
2007	$943
2008	$694
2009	$309

5.    Investments and Restricted Investments

The Company has short-term investments consisting of money market funds and corporate bonds that totaled $31.0 million and $35.9 million at September 30, 2005 and December 31, 2004, respectively. Approximately $6.0 million and $10.9 million of these funds at September 30, 2005 and December 31, 2004,

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

respectively, are to be used exclusively by iGS due to Indian governmental restrictions. The Company had compensating balances classified on the Condensed Consolidated Balance Sheet as short-term investments, which consisted of money market funds totaling $25.0 million at September 30, 2005 and December 31, 2004. The availability of short-term lines of credit is dependent upon maintenance of such compensating balances.

Equity in Income/Losses of Affiliated Companies

For the three and nine months ended September 30, 2005, the Company recorded a gain of $0.1 million related to its joint ventures in CIBER India Pvt. Ltd. and Software AG (India) Pvt. Ltd. For the three and nine months ended September 30, 2004, the Company recorded a loss of $0.1 million and $0.3 million, respectively, for these joint ventures.

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

The following table details restructuring by year implemented. Please refer to Note 6 in the Company’s Form 10K/A for further discussion of its restructurings. The Company implemented restructuring plans during 2004, 2003, 2002 and 2001, and incurred related restructuring costs. The components of the restructurings and the related charges and restructuring accrual at December 31, 2004 and September 30, 2005 are as follows (in thousands):

	Accrued December 31, 2004	Foreign Currency Translation Effect	Cash Expenditures	Accrued September 30, 2005
2004 lease costs of office closure	$5,354	$(345)	$(637)	$4,372
2002 lease costs of office closure	382	—	(335)	47
2001 severance, bonus and related items	610	—	(610)	—
2001 lease costs of office closure	1,123	1	(156)	968

Total	$7,469	$(344)	$(1,738)	$5,387

7.    PNC Credit Facility

On September 14, 2005, the Company renewed its credit facility (“Renewed Facility”) with PNC Bank N.A. (“PNC”) for 365 days. The Renewed Facility provides a maximum loan amount of $25.0 million and is secured up to $25.0 million by the Company’s cash, cash equivalents and short-term investments. The availability of borrowings under the Renewed Facility has a one-to-one relationship with available cash secured by the Company. The provisions of the Renewed Facility requires the Company to maintain cash, cash equivalents and short-term investments of at least $30.0 million and maintain tangible net worth of at least $88.0 million. The Company had no outstanding borrowings under the credit facility. The Company had one letter of credit outstanding in the amount of $0.3 million on the Renewed Facility as of September 30, 2005 and 2004.

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Income Taxes

Income (loss) before income taxes, as shown in the accompanying Consolidated Statement of Operations, consisted of the following for the three and nine month periods ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in Thousands)		(Dollars in Thousands)
(Loss) income before income taxes:
Domestic	$(104)	$(1,858)	$(1,928)	$(4,556)
Foreign	2,101	824	3,379	(4,007)

Income (loss) before income taxes	$1,997	$(1,034)	$1,451	$(8,563)

Taxes on income, as shown in the accompanying Consolidated Financial Statements, consisted of the following for the three and nine month periods ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in Thousands)		(Dollars in Thousands)
Current provision (benefit):
Federal	$440	$1,273	$(2,338)	$1,666
State	100	261	141	453
Foreign	315	487	1,079	3,832

Total current provision (benefit)	855	2,021	(1,118)	5,951

Deferred provision (benefit):
Federal	(84)	(1,048)	416	(1,542)
State	(11)	(149)	60	(220)
Foreign	332	(39)	376	336
Valuation allowance	30	—	(216)	—

Total deferred provision (benefit)	267	(1,236)	636	(1,426)

Total provision (benefit) for income taxes	$1,122	$785	$(482)	$4,525

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes for the three and nine month periods ended September 30, 2005 and 2004 were as follows:

	Three Months Ended September 30, 2005		Three Months Ended September 30, 2004
Income taxes computed at the federal statutory rate	$699	35.0%	$(362)	35.0%
State income taxes, net of federal tax benefit	96	4.8	205	(19.8)
Foreign taxes at other than U.S. statutory rate	(89)	(4.5)	159	(15.4)
Nondeductible goodwill	116	5.8	411	(39.7)
Deferred compensation	199	10.0	—	—
Capital losses in investments	2	0.1	—	—
Other—net	69	3.5	372	(36.0)
Valuation allowance	30	1.5	—	—

	$1,122	56.2%	$785	(75.9)%

	Nine Months Ended September 30, 2005		Nine Months Ended September 30, 2004
Income taxes computed at the federal statutory rate	$508	35.0%	$(2,997)	35.0%
State income taxes, net of federal tax benefit	269	18.5	461	(5.4)
Foreign taxes at other than U.S. statutory rate	272	18.7	2,674	(31.2)
Reversal of prior year accrued taxes	(2,200)	(151.6)	2,896	(33.8)
Nondeductible goodwill	356	24.5	611	(7.1)
Deferred compensation	281	19.4	—	—
Capital losses in investments	95	6.5	—	—
Other—net	153	10.7	880	(10.3)
Valuation allowance	(216)	(14.9)	—	—

	$(482)	(33.2)%	$4,525	(52.8)%

Under the Indian Income Tax Act, 1961, the Company’s Indian subsidiary is eligible to claim a tax holiday for 10 consecutive assessment years on profits derived from the export of software services from divisions registered under the Software Technology Parks at Bangalore, Chennai, and Pune. For the three months ended September 30, 2005 and 2004 the tax holiday resulted in benefits of $0.6 million and ($0.3) million, respectively, when calculated at the statutory U.S. rate. For the nine months ended September 30, 2005 and 2004 the corresponding benefits were $0.7 million and ($0.2) million, respectively. The majority of the benefits of the holiday will extend through 2009.

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Earnings (Loss) Per Share

The following table sets forth the computation of earnings (loss) per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Basic income (loss) per share:
Income (loss) from continuing operations	$875	$(1,819)	$1,933	$(13,088)
Income from discontinued operations net of income taxes	—	3	—	3,818

Net income (loss)	$875	$(1,816)	$1,933	$(9,270)

Divided by:
Weighted average common shares	52,529	52,922	52,507	52,710

Net earnings (loss) per common share — Basic:
Earnings (loss) from continuing operations	$0.02	$(0.03)	$0.04	$(0.25)
Earnings from discontinued operations	—	0.00	—	0.07

Basic earnings (loss) per share	$0.02	$(0.03)	$0.04	$(0.18)

Diluted income (loss) per share:
Income (loss) from continuing operations	$875	$(1,819)	$1,933	$(13,088)
Income from discontinued operations net of income taxes	—	3	—	3,818

Net income (loss)	$875	$(1,816)	$1,933	$(9,270)

Divided by:
Weighted average common shares	52,529	52,922	52,507	52,710
Dilutive effect of restricted and common stock equivalents	177	—	205	—

Diluted average common shares	52,706	52,922	52,712	52,710

Net earnings (loss) per common share — Diluted:
Earnings (loss) from continuing operations	$0.02	$(0.03)	$0.04	$(0.25)
Earnings from discontinued operations	—	0.00	—	0.07

Net earnings (loss) per share — Diluted	$0.02	$(0.03)	$0.04	$(0.18)

The number of outstanding options to purchase common shares for which the option exercise prices exceeded the average market price of the common shares aggregated 1.2 million and 1.7 million for the three months ended September 30, 2005 and 2004, respectively and 1.2 million and 1.3 million for the nine months ended September 30, 2005 and 2004, respectively. These options were excluded from the computation of diluted earnings per share under the treasury stock method.

The calculation of diluted earnings per share would have included 0.2 million shares for the three month period ended September 30, 2004 and 0.2 million shares for the nine month period ended September 30, 2004 for assumed exercise of options under the Company’s share incentive plans. The Company was in a net loss position and no anti-dilution is permitted under SFAS No. 128.

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

iGate Solutions

The iGate Solutions segment’s service offerings include offshore outsourcing of IT and BPO service and IT systems maintenance. Other offerings include enterprise applications implementation and related custom development of applications such as Oracle, SAP and PeopleSoft. The segment also offers application maintenance outsourcing, business intelligence services and data management and application re-engineering through its offshore development centers (“ODCs”), which deliver services offshore in India.

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

iGate Corporate

In 2005 and 2004, iGate Corporate includes the operations of jobcurry Systems Private Limited, iGate Clinical Research International (“ICRI”) and DiagnoSearch, corporate and other unallocated costs.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates segment performance based upon profit or loss from operations. The Company does not allocate income taxes, other income or expense and non-recurring charges to segments. In addition, the Company accounts for inter-segment sales and transfers at current market prices. All inter-segment sales are not considered material and are eliminated in consolidation.

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present selected financial information for the Company’s reporting segments for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30, 2005
	iGate Solutions	iGate Professional Services	iGate Corporate(1)	Total
	(Dollars in thousands)
External revenues	$35,151	$34,188	$763	$70,102

Income (loss) from operations	$743	$3,664	(2,698)	1,709

Other income, net			411	411
Minority interest			(260)	(260)
Equity in income of affiliated companies			137	137

(Loss) income before income taxes			$(2,410)	$1,997

	Three Months Ended September 30, 2004
	iGate Solutions	iGate Professional Services	iGate Corporate(1)	Total
	(Dollars in thousands)
External revenues	$31,704	$34,440	$421	$66,565

(Loss) income from operations	$(2,436)	$3,705	(2,743)	(1,474)

Other expense, net			611	611
Minority interest			(73)	(73)
Equity in losses of affiliated companies			(98)	(98)

Loss before income taxes			$(2,303)	$(1,034)

	Nine Months Ended September 30, 2005
	iGate Solutions	iGate Professional Services	iGate Corporate(1)	Total
	(Dollars in thousands)
External revenues	$101,933	$103,701	$1,965	$207,599

Income (loss) from operations	$473	$9,410	(8,782)	1,101

Other income, net			645	645
Minority interest			(403)	(403)
Equity in losses of affiliated companies			108	108

(Loss) income before income taxes			$(8,432)	$1,451

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Nine Months Ended September 30, 2004
	iGate Solutions	iGate Professional Services	iGate Corporate(1)	Total
	(Dollars in thousands)
External revenues	$100,379	$94,571	$1,546	$196,496

(Loss) income from operations	$(10,390)	$9,037	(7,848)	(9,201)

Other income, net			867	867
Minority interest			56	56
Equity in losses of affiliated companies			(285)	(285)

Loss before income taxes			$(7,210)	$(8,563)

(1)	Corporate activities include general corporate expenses, interest income and expense, equity in losses of unconsolidated affiliates, minority interest, loss from joint ventures, restructuring charges and merger related expenses not identified to a specific segment, and other unallocated charges. The Company evaluates segments based on income (loss) from operations. Since certain administrative and other operating expenses or income sources have not been allocated to the operating business segments, this basis is not necessarily a measure computed in accordance with generally accepted accounting principles and it may not be comparable to other companies.

Assets by segment were as follows:

	September 30, 2005	December 31, 2004
	(Dollars in thousands)
iGate Solutions	$96,170	$101,439
iGate Professional Services	28,692	40,978
iGate Corporate, including discontinued operations	49,709	37,815

Total assets	$174,571	$180,232

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue and assets by geographic area consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Revenues:
North America, principally U.S.	$60,344	$56,763	$177,447	$165,979
Europe	4,034	5,497	14,088	17,406
Pacific Rim, principally India	5,724	4,305	16,064	13,111

Total revenues.	$70,102	$66,565	$207,599	$196,496

			September 30, 2005	December 31, 2004
			(Dollars in thousands)
Tangible long-term assets:
North America, principally U.S.			$1,833	$2,511
Europe			171	106
Pacific Rim, principally India			27,876	23,197

Total tangible long-term assets.			$29,880	$25,814

The following is a concentration of revenues greater than 10% for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
General Electric Company
iGate Solutions	35%	39%	35%	37%
iGate Consolidated	18%	19%	17%	19%
International Business Machines Corp.
iGate Professional Services	25%	24%	23%	23%
iGate Consolidated	12%	13%	12%	11%
Wachovia Corporation
iGate Professional Services	—	13%	12%	13%
iGate Consolidated	—	—	—	—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Unless otherwise indicated or the context otherwise requires, all references in this report to “iGate”, the “Company”, “us”, “our”, or “we” are to iGate Corporation, a Pennsylvania corporation, and its consolidated subsidiaries. iGate Corporation, formerly named iGate Capital Corporation, through its operating subsidiaries, is a worldwide provider of information technology (“IT”) and Offshore Outsourcing Services to large and medium-sized organizations. These services include client/server design and development, conversion/migration services, enterprise resource planning (“ERP”) package implementation and integration services, software development and applications maintenance outsourcing. The iGate Solutions segment’s service offerings also include offshore outsourcing of IT and BPO services and IT maintenance.

Website Access to SEC Reports

Our website is http://www.igatecorp.com. Our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to these reports are available free of charge on the Investors page of the Company’s website as soon as reasonably practicable after the reports are filed electronically with the Securities and Exchange Commission.

Business Overview

The use of Offshore Outsourcing Services for IT and Business Process Outsourcing Services (“BPO”) has emerged as a global trend in numerous countries and industries. Our clients recognize that offshore outsourcing is a very effective way to provide high quality, timely and cost-effective IT and BPO services.

We deliver a broad range of IT services including software application development and maintenance, implementation and support of enterprise applications, data management and integration and business intelligence. We also offer non-IT related services such as call centers, clinical trials management and claims processing. We believe that we deliver to our clients high quality solutions at a substantial savings by using our global pool of highly talented people.

Going forward, our principal strategy is to increase the revenue derived from the delivery of offshore-based IT and BPO services to our clients in various industries. We will continue to look for ways to expand these service offerings through acquisitions, strategic relationships and internal initiatives. We believe that such services can be or are being performed offshore, at significant savings as high as 50% over US/European labor and infrastructure costs.

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

iGate Solutions

The iGate Solutions segment’s service offerings include outsourcing of IT and BPO services using an onsite/offshore delivery model. This delivery model helps clients achieve greater cost effectiveness through savings in labor costs between the U.S and India.

The iGate Solutions segment revenues are derived through iGate Global Solutions, Ltd. (“iGS”), our Indian subsidiary whose securities are publicly traded. Our iGate Solutions segment has approximately 4,360 employees.

IT services offered include enterprise data management and data warehousing, business intelligence and analytics, design, development, system integration, package evaluation and implementation, re-engineering and maintenance. BPO services offered include contact center services and transaction processing services. The contact center services are offered to clients across all industries and are not industry specific. The transaction processing services offered are focused on the mortgage banking, insurance and capital market industries, except for the delivery of finance and accounting functions such as accounts payable, which can be performed for clients across all industries.

iGS also recently started to offer a combination of IT and BPO services through its innovative “Integrated Technology and Operations” (“ITOPs”) service offering. These services are designed to optimize a client’s process and technology, through the use of iGS’s proprietary tools and business “accelerators”. Clients are expected to benefit from this innovative business model through more efficient processes and labor arbitrage.

iGate Solutions has offshore delivery centers (“ODCs”) located in Bangalore, Hyderabad, Chennai, Delhi, and Pune, India and Wuxi, China. iGate Solutions has global development centers (“GDCs”) located in Canada and the U.S. The centers can deliver both near shore and offshore services, dependent upon customer location and expectations. iGate Solutions operates in India, Canada, the U.S., Europe, Singapore, Malaysia, Japan and Australia.

The majority of our clients in the iGate Solutions segment have headquarters in the U.S. and operations throughout the world. We believe our ODCs and GDCs are strategically located in order to service any client regardless of size, scale or geographic location.

The iGate Solutions segment markets its service offerings to large and medium-sized organizations. Certain contracts are based upon a fixed price with payment based upon deliverables and/or project milestones reached. Contracts with deliverables or project milestones can provide for certain penalties if the deliverables or project milestones are not met within contract timelines. Certain contracts are time-and-materials based and payments are based on the number of consultant hours worked on the project. Customers typically have the right to cancel contracts with minimal notice. Certain contracts with no stated deliverables, with a designated workforce assigned, recognize revenues on a straight-line basis over the life of the contract, which are typically one year in duration.

The iGate Solutions segment services customers in a wide range of industries. The segment’s largest customer is General Electric Company (“GE”) which accounted for 35% of revenues for the three and nine months ended September 30, 2005, respectively. iGS is a Global Preferred Partner of GE. Its Global Preferred Partnership status extends through the end of 2006.

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

The IPS segment markets its services to application development managers and information technology directors within prospective customers’ companies. The IPS segment also responds to requests for proposals in order to obtain preferred vendor status to secure long-term engagement relationships. IPS contracts provide for payment on a time-and-materials basis, based on the number of consultant hours worked on the project. Certain contracts are based upon a fixed price with payment based upon deliverables and/or project milestones recorded. Clients typically have the right to cancel contracts with minimal notice.

The IPS segment serves a wide variety of customers in numerous industries in the U.S. and Canada. The segment’s largest customers are International Business Machine Corporation and Wachovia Bank, which account for approximately 25% and less than 10% of IPS revenues for the three months ended September 30, 2005, respectively, and approximately 23% and 12% for the nine months ended September 30, 2005, respectively. IPS has approximately 1,100 employees.

iGate Corporate (“iGate”)

Our iGate Corporate segment includes the operations of jobcurry Systems Private Ltd. (“jobcurry”), iGate Clinical Research International (“ICRI”), DiagnoSearch and corporate and other unallocated costs. jobcurry continues to provide recruiting and placement services for iGate and outside customers. ICRI and DiagnoSearch contract with pharmaceutical companies to conduct clinical trials on their behalf. DiagnoSearch performs offshore clinical trials using a facility located in Mumbai, India. These entities are excluded from the above segments largely due to their dissimilar service offerings and certain economic characteristics. This segment has approximately 220 employees.

Critical Accounting Policies

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

Results of Operations of Our Operating Segments: iGate Solutions, IPS and iGate Corporate for the Three Months Ended September 30, 2005 as Compared to the Three Months Ended September 30, 2004:

iGate Solutions

Revenues for iGate Solutions for the three months ended September 30, 2005 were $35.2 million, an increase of $3.4 million or 10.9%, as compared to revenues of $31.7 million for the three months ended September 30, 2004. The revenue growth is the result of client additions and increases in billable headcount and utilization in India.

The gross margin as a percentage of sales (“gross margin percentage”) for iGate Solutions was 31.0% for the three months ended September 30, 2005, as compared to 29.1% for the three months ended September 30, 2004. The factors that contributed to the increase in gross margins were higher utilization of consultants and increases in bill rates on more recent projects.

Selling, general and administrative expenses (“S,G&A”) include all costs that are not directly associated with our iGate Solutions segment’s revenue generating consultants. S,G&A expenses include non-consultant salaries and employee benefits, recruiting and training costs, rent, depreciation and amortization of intangible assets, certain deferred compensation charges as well as communications and facilities costs. S,G&A costs for the three months ended September 30, 2005 were $10.2 million or 28.9 % of revenues, as compared to $11.7 million or 36.8% of revenues for the three months ended September 30, 2004. We modified the Quintant transaction during the fourth quarter of 2004 which saved us approximately $0.7 million of ongoing deferred compensation expenses. In 2004, we issued iGate stock totaling $1.3 million to certain key employees. We did not issue any stock in 2005.

Operating income as a percentage of sales (“operating income percentage”) for the three months ended September 30, 2005 was 2.1%, as compared to an operating loss as a percentage of sales of (7.7)% for the three months ended September 30, 2004. Our operating income for the current period was due to increases in revenues and gross margin and decreases in S,G&A expenses described above.

iGate Professional Services (“IPS”)

Revenues for IPS for the three months ended September 30, 2005 were $34.2 million, a decrease of $0.2 million or 0.7%, as compared to $34.4 million for the three months ended September 30, 2004. This revenue decline was due to the completion of a large project for a financial institution.

Gross margin percentage for IPS was 22.3% for the three months ended September 30, 2005, as compared to 21.7% for the three months ended September 30, 2004. The contributing factors to the increase in gross margin were a combination of slight increases in bill rates and decreases in the use of subcontractor versus salaried consultants.

S,G&A costs for the three months ended September 30, 2005 were $4.0 million or 11.6% of revenues, as compared to $3.8 million or 10.9% of revenues for the three months ended September 30, 2004. S,G&A costs increased by $0.2 million due to the hiring of employees in the sales, marketing and recruiting areas, higher legal fees incurred related to H1-B Visa processing and additional employees hired in the finance and accounting department related to relocating the billings and collection functions from India to Pittsburgh. These increases were offset by a decrease in bad debt expense.

Operating income percentage was 10.7% for the three months ended September 30, 2005 and 10.8% for the three months ended September 30, 2004. Operating income decreased by less than $0.1 million for the three months ended September 30, 2005, primarily due to increases in S,G&A costs described above.

iGate Corporate (“iGate”)

Revenues for iGate for the three months ended September 30, 2005 were $0.8 million, an increase of $0.4 million or 81.2% from revenues of $0.4 million for the comparable three months ended September 30, 2004. Our revenues for DiagnoSearch and ICRI have increased for the quarter due to several new joint clinical pharmaceutical studies.

Gross margin percentage was 50.9% for the three months ended September 30, 2005, as compared to 30.4% for the three months ended September 30, 2004. Additional joint clinical studies conducted by ICRI and DiagnoSearch have positively impacted our gross margin percentage, as direct costs have remained consistent for each period presented.

S,G&A costs were $3.1 million for the three months ended September 30, 2005, as compared to $2.9 million for the three months ended September 30, 2004. Our S,G&A costs increased mainly due to our compliance efforts related to Section 404 of the Sarbanes-Oxley Act.

Our operating loss for the quarters ended September 30, 2005 and 2004 were $2.7 million. The slight increase in gross margin was offset by S,G&A cost increases related to Sarbanes-Oxley compliance efforts.

Other Income (Expense) Components

Other income for the three months ended September 30, 2005 was approximately $0.4 million, a decrease of $0.2 million from other income of $0.6 million for the three months ended September 30, 2004. The significant component of other income for the three months ended September 30, 2005 was generated by interest income on short-term investments of $0.4 million offset by interest expense and other expense of $0.2 million. The impact of foreign currency translation was minimal during the third quarter of 2005. Components of other income for the three months ended September 30, 2004, were comprised of interest income of $0.2 million, favorable foreign currency translation gains of $0.3 million and miscellaneous income of $0.2 million offset by interest expense of certain discounted liabilities of $0.1 million.

We recognized income from affiliated companies of $0.1 million for the three months ended September 30, 2005. We recognized losses from affiliated companies of $0.1 million for the three months ended September 30, 2004. Both the income and the losses were related to our investments in joint ventures with CIBER and Software AG.

Minority interest expense was $0.3 million for the three months ended September 30, 2005 as compared to $0.1 million for the three months ended September 30, 2004. Minority interest relates to our less than 100% ownership in iGS.

Our income tax expense was $1.1 million for the three months ended September 30, 2005. Significant items affecting the effective tax rate were nondeductible goodwill and valuation allowances recorded against certain deferred assets, and the continuation of the Indian tax holiday related to the iGS Whitefield campus. The tax holiday extends through 2009.

In the second quarter of 2004, we sold our Australian and DRI entities. As a result, we have reflected the sale of the Australian and DRI entities as discontinued operations on our income statement for the three months ended September 30, 2004. For the three months ended September 30, 2004, our discontinued operations had after tax income of less than $0.1 million. We had no discontinued operations activity for the three months ended September 30, 2005.

Results of Operations of Our Operating Segments: iGate Solutions, IPS and iGate Corporate for the Nine Months Ended September 30, 2005 as Compared to the Nine Months Ended September 30, 2004:

iGate Solutions

Revenues for iGate Solutions for the nine months ended September 30, 2005 were $101.9 million, an increase of $1.5 million or 1.5%, as compared to $100.4 million for the nine months ended September 30, 2004. The increase in revenue is a result of a continued shift of revenues offshore and the winding down of certain customer relationships that do not have an offshore focus. The revenue growth is the result of client additions and increases in billable headcount and utilization in India.

Gross margin percentage for iGate Solutions was 29.0% for the nine months ended September 30, 2005, as compared to 29.1% for the nine months ended September 30, 2004. Gross margins were consistent for the periods presented. There were no significant factors impacting gross margins for the periods presented.

S,G&A costs for the nine months ended September 30, 2005 were $29.1 million or 28.5% of revenues, as compared to $39.6 million or 39.5% of revenues for the nine months ended September 30, 2004. The $10.5 million decrease in S,G&A was a result of a few factors. In September 2004, we restructured our U.K. operations, resulting in a savings of approximately $6.2 million for the nine months ended September 30, 2005. We modified the Quintant transaction in the fourth quarter of 2004, which saved us $1.8 million of ongoing deferred compensation expenses. In 2004, we issued iGate stock totaling $1.3 million to certain key employees. We did not issue any stock in 2005. We have also begun to realize cost savings of $1.2 million on our prior acquisitions through employee attrition and consolidation of operations.

Operating income percentage for the nine months ended September 30, 2005 was 0.5%, as compared to an operating loss percentage of (10.4)% for the nine months ended September 30, 2004. Our operating income for the current period was primarily due to reductions in S,G&A costs attributable to the modification of the Quintant deal and cost savings related to the consolidation of our prior acquisitions.

iGate Professional Services (“IPS”)

Revenues for IPS for the nine months ended September 30, 2005 were $103.7 million, an increase of $9.1 million or 9.7%, as compared to $94.6 million for the nine months ended September 30, 2004. This increase is primarily due to an increase in overall demand for our staffing services.

Gross margin percentage for IPS was 21.5% for the nine months ended September 30, 2005, as compared to 21.6% for the nine months ended September 30, 2004. There were no significant factors impacting gross margins for the periods presented. We continue to do business with one preferred vendor through a pass-through arrangement in our Canadian staffing operations. Pass-through arrangements allow for minimal profit margins on services rendered.

S,G&A costs for the nine months ended September 30, 2005 were $12.9 million or 12.4% of revenues, as compared to $11.3 million or 12.0% of revenues for the nine months ended September 30, 2004. S,G&A costs have increased due to the hiring of employees in the sales, marketing, recruiting and finance and accounting departments which was offset by a decrease in bad debt expense.

Operating income percentage was 9.1% for the nine months ended September 30, 2005 and 9.6% for the nine months ended September 30, 2004. Operating income increased by $0.4 million for the nine months ended September 30, 2005, primarily due to increases in revenue.

iGate Corporate (“iGate”)

Revenues for iGate for the nine months ended September 30, 2005 were $2.0 million, an increase of $0.5 million or 27.1% from revenues of $1.5 million for the comparable nine months ended September 30, 2004. Our revenues for DiagnoSearch and ICRI have increased due to several new joint clinical pharmaceutical studies conducted by ICRI and DiagnoSearch.

Gross margin percentage was 53.4% for the nine months ended September 30, 2005, as compared to 41.4% for the nine months ended September 30, 2004. Increases in the revenues for DiagnoSearch and ICRI have positively impacted our gross margin percentage, as direct costs have remained consistent for each period presented.

S,G&A costs were $9.8 million for the nine months ended September 30, 2005, as compared to $8.5 million for the nine months ended September 30, 2004. Our S,G&A costs increased mainly due to our compliance efforts related to Section 404 of the Sarbanes-Oxley Act.

Our operating loss for the nine month period ended September 30, 2005 was $8.8 million, as compared to $7.8 million for the nine month period ended September 30, 2004. The primary reason for the $0.9 million increase in operating loss was the additional costs related to our Sarbanes-Oxley compliance efforts.

Other Income (Expense) Components

Other income approximated $0.6 million and $0.9 million for the nine months ended September 30, 2005 and 2004, respectively. Components of other income for the nine months ended September 30, 2005 include interest income on short-term investments of $1.5 million offset by unfavorable foreign currency translation losses of $0.4 million, $0.3 million of losses related to our hedging activities in India and $0.2 million of other expenses. Currently our hedging activities do not meet the minimum requirements for effective hedge accounting treatment under current accounting rules. As a result, we must recognize any unrealized gains or losses as current period income or loss. Components of other income for the nine months ended September 30, 2004 include interest income on short-term investments of $0.6 million, foreign currency translation gains of $0.2 million, and miscellaneous income of $0.2 million offset by interest expense on certain discounted liabilities of less than $0.1 million.

Affiliated company income was $0.1 million for the nine months ended September 30, 2005. We recognized losses on affiliated companies of $0.3 million for the nine months ended September 30, 2004. All activity is related to our investments in joint ventures with CIBER and Software AG.

Minority interest expense was $0.4 million for the nine months ended September 30, 2005 as compared to income of $0.1 million for the nine months ended September 30, 2004. This is due to our less than 100% ownership in iGS.

Our income tax benefit was $0.5 million for the nine months ended September 30, 2005. On April 11, 2005, the Joint Committee on Taxation advised that the Internal Revenue Service examination of the Company’s income tax returns for the years 1999, 2000 and 2001 had been completed. As a result, the Company reversed certain tax accruals recorded during the years under review of approximately $2.2 million. Other significant items affecting the effective tax rate were valuation allowances recorded against certain deferred assets, and the continuation of the Indian tax holiday related to the iGS Whitefield campus. The tax holiday extends through 2009. Our income tax provision was $4.5 million for the nine months ended September 30, 2004. The significant items comprising our effective tax rate was the gain on the sale of Australia and valuation allowances recorded against certain deferred tax assets. As a result of the asset sale of Red Brigade to iGS, deferred tax assets of approximately $2.9 million that were generated by prior years’ net operating losses of Red Brigade expired and could not be utilized.

In the second quarter of 2004, we sold our Australian and DRI entities. As a result, we have restated our first quarter 2004 condensed consolidated statement of operations to reflect the sale of the Australian and DRI entities as discontinued operations on our income statement. For the nine months ended September 30, 2004, our discontinued operations had after tax income of $3.8 million. We had no discontinued operations activity for the first half of 2005.

Liquidity and Capital Resources

Our working capital increased $1.2 million from December 31, 2004 to September 30, 2005. Our net accounts receivable decreased by $7.0 million from December 31, 2004 to $54.7 million, and our days sales outstanding decreased from 87 days at December 31, 2004 to 74 days at September 30, 2005.

At September 30, 2005, we had cash and short-term investments of $31.5 million and $31.0 million, respectively, as compared to cash and short-term investments of $28.2 million and $35.9 million, respectively, at December 31, 2004. Short-term investments at September 30, 2005 and December 31, 2004 consisted mainly of highly liquid short-term investments. At September 30, 2005, approximately $6.0 million of our short-term investments are to be used exclusively by iGS due to Indian governmental restrictions. We also have compensating balances of $25.0 million classified as short-term investments related to our line of credit with PNC. We continue to focus on liquidity along with the preservation of our principal holdings.

Cash provided from operations is anticipated to be adequate to fund capital expenditures and other business requirements over the remainder of the year.

Cash from Operations

Cash provided by operations was $8.4 million for the nine months ended September 30, 2005. Factors contributing to our increase in cash were decreases in accounts receivable of $7.0 million, net income of $1.9 million and noncash items of $8.6 million, partially offset by other working capital items of $9.1 million which were mainly decreases to liability accounts for payments made. Noncash items in the period included depreciation and amortization, bad debt allowance, minority equity losses, deferred taxes, the release of tax reserves and amortization of deferred compensation.

Cash used by operations for the nine months ended September 30, 2004 was $14.9 million. Contributing factors to our use of cash were net losses of $9.3 million and increases in accounts receivable of $20.1 million, partially offset by favorable changes in other working capital items totaling $8.8 million. Noncash items in the nine months ended September 30, 2004 were $5.7 million and included depreciation and amortization, bad debt allowance, amortization of deferred compensation, minority interest equity losses and deferred taxes.

Investing Activities

Cash used by investing activities was $6.1 million for the nine months ended September 30, 2005, as compared to cash provided of $14.0 million for the same period of 2004.

Our capital expenditures were $10.8 million and $9.8 million for the nine months ended September 30, 2005 and 2004, respectively. A significant portion of the capital expenditures in both periods were due to the construction and expansion of our Whitefield campus located in India.

We have decreased our short-term investment portfolio by approximately $4.9 million and $13.9 million during the nine months ended September 30, 2005 and 2004, respectively, which were used to fund the Whitefield construction project.

Our investment in unconsolidated affiliates for the nine month ended September 30, 2005 and 2004 was $0.2 million and $1.5 million, respectively. Our 2005 expenditure was exclusively in our CIBER joint venture. In 2004, we invested approximately $0.3 million in CIBER and $1.2 million in the Concours Group.

Other investing activity in 2004 included the acquisition of Saint Life for $0.7 million, the sale of Direct Resources for $0.2 million, the sale of our Australian operation for $9.6 million, and the receipt of a deposit related to the sale of land in Indian totaling $2.4 million.

Financing Activities

Cash provided by financing activities was $0.9 million in the current nine month period. Cash used by financing activities in the same period last year was $3.2 million. The source of this cash in the current year was due to proceeds received from the exercise of employee stock options. A similar amount last year was offset by advances to shareholders of $4.0 million.

Restructuring

We restructured our businesses in 2004, 2003, 2002 and 2001. As a result of these restructurings, we will be required to make cash payments in future years. The nature of the payments and the reasons for the restructurings are discussed more fully in Note 6 to the Condensed Consolidated Financial Statements. The following table as of September 30, 2005 details the cash payments that we will be required to make in the future years:

(Dollars in thousands)	Remainder of 2005	2006	2007	2008	2009	Thereafter
Lease costs of office closure	$1,694	$867	$803	$803	$718	$502

Other Items

On September 14, 2005, we renewed our secured credit facility (“Renewed Facility”) with PNC Bank N.A. (“PNC”) for 365 days. The Renewed Facility provides a maximum loan amount of $25.0 million and is secured entirely by our cash, cash equivalents and short-term investments. The availability of borrowings under the Renewed Facility has a one-to-one relationship with available cash secured by the Company. The provisions of the Renewed Facility requires us to maintain unrestricted cash and cash equivalents of at least $30.0 million and maintain tangible net worth of at least $88.0 million. We had no outstanding borrowings under the credit facility. We had one letter of credit outstanding in the amount of $0.3 million on the Renewed Facility as of September 30, 2005 and 2004.

Contractual Commitments

As part of our acquisition of DiagnoSearch for which we have a 95% ownership, we may be required to fund DiagnoSearch’s existing operations for an amount of up to $3.0 million, based upon mutually agreed upon operating needs. In 2003 and 2004, we funded $0.7 million of this requirement. We funded an additional $0.3 million in 2005.

ICRI is a development stage company. While ICRI has its own cash reserves for operating purposes, we may be required to fund its operations, if cash reserves are not adequate.

We have completed Phases I and II of our campus located in Bangalore, India. The iGS Board of Directors have approved the initial plan of Phase III and will begin construction when business warrants expansion. The initial cost projections to complete Phase III are approximately $5.7 million. Completion is expected sometime in 2007.

We also have financial commitments related to future payouts and existing leases on our occupied space. Our commitments are as follows:

(Dollars in thousands)	2005	2006	2007	2008	2009	Thereafter
Leases	$913	$2,629	$2,352	$1,770	$667	$1,034

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The instruments are used to reduce risk by essentially creating offsetting currency exposures. The following table presents information related to foreign currency contracts held by the Company:

LIST OF OUTSTANDING HEDGE TRANSACTIONS ON SEPTEMBER 30, 2005

			(Dollars and Rupees in Thousands)
	Maturity Date	Strike Price at Rupee Rate	Amount	Option	Net Unrealized Gains/(Losses) December 31, 2004
FORWARD CONTRACTS
From:	October 31, 2005	43.90
To:	August 31, 2006	44.19

Subtotal			$2,226		$(51)

CURRENCY OPTION CONTRACTS
From:	October 27, 2005	43.15	$20,000	Buy/Sell Put
To:	June 28, 2006	44.60	28,000	Sell Call

Subtotal			$48,000		$(82)

STRIPS
	December 30, 2005	—	$250 (USD)		$5
	January 31, 2006	—	250 (USD)		4

			$500 (USD)		$9

PRINCIPAL
	September 29, 2006	—	$886 (USD)		$(3)
			1,500 (SGD)
	September 29, 2006		$601 (USD)		—
			500 (EURO)
	September 28, 2006		$1,555 (USD)		$3
			175,000 (JPY)
	September 28, 2006		$3,104 (USD)		$7
			1,750 (GBP)

					$7

Total					$(117)

The net unrealized gains/(losses) were calculated using a Rupee Exchange rate of 43.956 at September 30, 2005.

As of September 30, 2005, our forward contracts to hedge intercompany cash flows mature within one year. As each contract matures, iGS will receive Rupees at the contracted (“strike price”) rate while delivering the USD equivalent of Rupees at the prevailing Rupee exchange rate. Contracts that meet qualifying criteria are accounted for as foreign currency cash flow hedges. Accordingly, the effective portion of gains and losses is deferred as a component of other comprehensive loss and is recognized in earnings at the time the hedged item affects earnings. Any gains and losses due to hedge ineffectiveness or related to contracts which do not qualify for hedge accounting are recorded in current period earnings in other income and expense. At September 30, 2005, the forward contracts to hedge intercompany cash flows did not meet qualifying criteria to receive hedge accounting treatment and, as such, iGS appropriately recorded the net unrealized gain of $0.1 million as Other Income.

As of September 30, 2005, our option contracts to hedge intercompany cash flows mature within one year. As each contract matures and dependent upon prevailing Rupee exchange rates, iGS will have the option to either buy USD at each contracted “put” strike price or sell USD at each contracted “call” strike price. Contracts that meet qualifying criteria are accounted for as foreign currency cash flow hedges. Accordingly, the effective portion of gains and losses is deferred as a component of other comprehensive loss and is recognized in earnings at the time the hedged item affects earnings. Any gains and losses due to hedge ineffectiveness or related to contracts which do not qualify for hedge accounting are recorded in current period earnings in other income and expense. At September 30, 2005, the option contracts to hedge intercompany cash flows did not meet qualifying criteria to receive hedge accounting treatment and, as such, iGS appropriately recorded the net unrealized loss of $0.1 million as Other Income.

As of September 30, 2005, our principal swaps to hedge intercompany debt from iGS to iGate have maturity dates that range from three to eighteen months dependent upon principal payment terms. The principal only SWAP hedges foreign currency risk on iGS’ intercompany debt to us. Their debt to us is determined in USD. Contracts that meet qualifying criteria are accounted for as foreign currency cash flow hedges. Accordingly, the effective portion of gains and losses is deferred as a component of other comprehensive loss and is recognized in earnings at the time the hedged item affects earnings. Any gains and losses due to hedge ineffectiveness or related to contracts which do not qualify for hedge accounting are recorded in current period earnings in other income and expense. At September 30, 2005, the principal swaps to hedge intercompany debt did not meet qualifying criteria to receive hedge accounting treatment and iGS appropriately recorded the net unrealized loss of $0.1 million as Other Income.

Substantially all of the Company’s foreign affiliates’ financial instruments are denominated in their respective functional currencies. Accordingly, exposure to exchange risk on foreign currency financial instruments is not material. (See Note 3 to the Condensed Consolidated Financial Statements.)

Interest Rate Risk

The Company is exposed to changes in interest rates primarily as a result of its intercompany debt borrowing and investing activities used to maintain liquidity and fund business operations. The nature and amount of the Company’s long-term and short-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. The Company’s net intercompany debt obligation totaled $11.0 million at September 30, 2005.

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

Effect of Hypothetical 10% Fluctuation In Market Prices

As of September 30, 2005, assuming a hypothetical 10% fluctuation in currency rates and swap rates, the fair value effect would be approximately:

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

For all significant foreign operations, the functional currency is the local currency. Assets and liabilities of these operations are translated at the exchange rate in effect at each period end. Statement of Operations accounts are translated at the weighted average exchange rate prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included as a component of other comprehensive income (loss). Realized gains and losses from foreign currency transactions are included in net loss for the periods presented. Exchange rate translations did not have a significant impact on operations for the quarter ended September 30, 2005.

Our operations are generally not affected by seasonal fluctuations. However, our consultants’ billable hours are affected by national holidays and vacation policies, which vary by country and by operating company.

Economic Trends and Outlook

We have experienced a revenue increase of $11.1 million or 5.7% for the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004, due to increases in demand in the North American staffing business. During the quarter a large project for a financial institution was completed and was not replaced, which could impact future revenues. While we have begun to see some stability in the IT services environment, we are still financially impacted by pricing pressures, decreases in IT budgeting and increases in employees wages and salaries.

Overall demand for our offshore services is growing because of the cost savings they provide. However, our solutions offerings are purchased as value added projects by customers and in times of economic slowdown, are the types of projects that are the first to be delayed or cancelled.

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

As of the end of the period covered by this report, the Company has completed its evaluation of the following previously reported material weakness: Calculation and Review of Deferred Compensation. This evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities Exchange Act Rule 13a-15. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures have been remediated as of the end of the period covered by this report. The Company continues to evaluate Customer Accounts Receivable and Corresponding Revenue and the Review of Income Taxes Payable, Deferred Income Taxes and Related Tax Provision and expects completion to occur sometime in December 2005. Management’s assessment previously identified the following material weaknesses in the Company’s internal control over financial reporting (this section of Item 4. Controls and Procedures should be read in conjunction with Item 9A. Controls and Procedures included in the Company’s Form 10-K/A for the fiscal year ended December 31, 2004, for additional information on Management’s Report on Internal Controls Over Financial Reporting):

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

(2) As of December 31, 2004, the Company did not maintain effective controls over the calculation and review of deferred compensation and the corresponding compensation expense. Specifically, the Company’s controls did not identify a computational error in determining the amount of compensation expense to be recognized from the cancellation of 2.1 million shares of restricted stock and the related cash payments made to the Quintant, Inc. founders. This control deficiency resulted in an audit adjustment to the 2004 consolidated financial statements. Additionally, this deficiency could result in a misstatement to deferred compensation and the corresponding compensation expense that could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness; and

(3) As of December 31, 2004, the Company did not maintain effective controls over the calculation and review of income taxes, including the determination of income taxes payable, deferred income tax assets and liabilities and the related income tax provision. Specifically, the Company did not perform an effective review of income tax calculations performed by subsidiaries that are included in the consolidated income tax provision. In addition, the Company did not maintain effective controls over the access and use of the applications used in the computation of the consolidated income tax provision. This control deficiency resulted in an adjustment to the second quarter 2004 consolidated financial statements. Additionally, this control deficiency could result in a misstatement to income taxes payable, deferred income tax assets and liabilities and the related income tax provision that could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that these conditions constitute a material weakness.

As discussed above, Management believes that it has remediated the material weakness related to the Calculation and Review of Deferred Compensation while it continues to evaluate Customer Accounts Receivable and Corresponding Revenue and the Review of Income Taxes Payable, Deferred Income Taxes and Related Tax Provision. The findings outlined above were classified as material weaknesses in accordance with the rules and regulations of the Securities and Exchange Commission, as a more than remote possibility that a material misstatement to the Company’s interim or annual financial statements may not be prevented or detected. The material weakness over the accounting for customer accounts receivable and the corresponding revenue resulted in an adjustment to the interim first quarter 2005 Condensed Consolidated Financial Statements.

Changes in Internal Control Over Financial Reporting

During the second quarter of 2005, the Company began its efforts to remediate each of its three (3) material weaknesses discussed above. To date, the following efforts have been under taken by the Company:

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

In May 2005, the Company also began a detailed review and analysis of its functional procedures relative to its customer accounts receivable and revenue processes. This review and remediation project includes updating key control documentation, developing desktop procedures for each job description, and standardizing business rules, policies and procedures across the organization. As of the date of this filing, the Company has completed the documentation phase of this project. The Company will test the controls embedded within this documentation during the fourth quarter of 2005 to ensure that the control policies and procedures are functioning as intended.

The Company also engaged a third party consulting firm, which specializes in Peoplesoft Software Systems, to review access and security issues with our accounting software to ensure the ability to simplify the addition of specific customer terms and promptly change data files if required to adjust incorrect terms while maintaining strict security access and control of the files. This review was completed in March 2005, and resulted in the identification of nine system access and security control deficiencies that require improvement. In May 2005, the Company formed a five employee technical team to remediate and tighten the procedures and controls related to the software. This remediation effort was completed by September 2005.

Calculation and Review of Deferred Compensation

The Company views this weakness as a one-time occurrence related to the accounting for a very complex acquisition. The Company is in the process of revising its policies and procedures regarding the accounting for acquisitions and in the future will have additional management personnel review all detailed calculations for significant transactions of this type. The Company has already implemented a detailed Audit Committee checklist which is reviewed by the Audit Committee at every Committee meeting. The checklist describes, in detail, all significant accounting and reporting issues that have occurred during the quarter. The checklist was implemented during the Company’s second quarter Form 10-Q reporting period. This internal control process was finalized by September 30, 2005. Based upon Management’s assessment, this control deficiency has been remediated.

Calculation and Review of Income Taxes Payable, Deferred Income Taxes and Related Tax Provision

The Company began to formulate its tax control structure in December 2004. The Company has implemented a formalized review process for all of its subsidiaries. The Company tested this structure for the second and third quarters of 2005 to ensure that the review process is functioning as intended. The Company continues to evaluate its control environment regarding the access and use of the applications used in the computation of the consolidated income tax provision and related footnote disclosures. The Company has contracted with an independent third party consulting firm that specializes in control processes and documentation to review the established structure for consistency and then test this structure for compliance.

PART II.    OTHER INFORMATION

ITEM	6. EXHIBITS

(a)    Exhibits

10.01	Second Amendment to Loan Agreement dated as of September 14, 2005 by and among iGate Corporation, iGate Inc., and PNC Bank, N.A.

31.01	Rule 13a-14(a) Certificate of Chief Executive Officer.

31.02	Rule 13a-14(a) Certificate of Chief Financial Officer.

32.01	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under signed thereunto duly authorized.

iGATE CORPORATION

November 9, 2005	By:	/s/ SUNIL WADHWANI
Sunil Wadhwani
Co-Chairman of the Board of Directors,
Chief Executive Officer, and Director

November 9, 2005	By:	/s/ MICHAEL ZUGAY
Michael Zugay
Senior Vice President and
Chief Financial Officer