Form 10-K
period 2005-12-31
IGATE CORP
filed 2006-03-16
CIK 1024732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   ☐                     Accelerated filer   ☒                     Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2005 (based on the closing price of such stock as reported by NASDAQ on such date) was $77,608,242.

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of February 28, 2006 was 52,900,450 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement, prepared for the Annual Meeting of Shareholders scheduled for May 25, 2006 to be filed with the Commission are incorporated by reference into Part III of this report.

iGATE CORPORATION

2005 FORM 10-K

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

Business Overview

The use of offshore outsourcing for Information Technology and Business Process Outsourcing services (“BPO”) has emerged as a global trend in numerous countries and industries. Our clients recognize that offshore outsourcing is a very effective way to provide high quality, timely and cost-effective IT and BPO services. We have developed an integrated technology and operation (“iTOPS”)model, whereby the service partner (iGATE) is responsible for the outsourced business process and the underlying technology components.

IT Services which we deliver using our offshore centers include software application development and maintenance, implementation and support of enterprise applications and data management and integration. We believe that we deliver to our clients high quality solutions at a substantial savings by using our global pool of highly talented people.

Going forward, our principal strategy is to offer offshore-based IT and BPO services to our clients in various industries. Some of our current service offerings are non-IT related and include services as diverse as call centers, clinical trials management and mortgage and claims processing. We may continue to expand our BPO service offerings through acquisitions and strategic relationships and internal initiatives. We believe that such services can be or are being performed offshore, at savings as high as 50% over US labor and infrastructure costs.

The iPS segment provides a variety of client-managed and supervised IT staffing services. These service offerings include design, development and maintenance of custom applications as well as implementation, integration and support of enterprise packaged applications such as ERP and customer relationship management (“CRM”) software provided by third party vendors such as SAP, Oracle, PeopleSoft and Siebel.

Business Developments

During the fourth quarter of 2005 iGS purchased the remaining 51% interest of CIBER India Pvt. Ltd. (“CIBER”) an India-based joint venture originally started in 2003 by CIBER, Inc and iGATE Global Solutions, Limited, for a nominal amount.

On November 16, 2005, we sold Mastech Quantum Ltd. (“Canada”), our wholly owned Canadian subsidiary for approximately $9.3 million in net cash. Canada’s operations were included as part of our iGATE Professional Services (“iPS”) segment. Canada was not deemed to be a material disposition and as such we were not required to provide pro-forma disclosures. All information related to the iPS segment as discussed in our Management’s Discussion and Analysis section will include Canada’s 2005 operations through November 15, 2005.

In February 2005, we completed Phase II of the building of our Whitefield Campus located in Bangalore, India, which added 200,000 square feet to the existing facility.

In February 2005, we added an additional 25,000 square feet to our existing 50,000 square foot state-of- the-art voice and data facility at our Noida Center, located in Noida, India. Noida is our offshore call center.

In January 2005, we opened a 35,000 square foot development center in Chennai, India.

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

iGATE Solutions

The iGATE Solutions segment’s (“iGATE Solutions”) service offerings include outsourcing of IT and BPO services using an onsite / offshore delivery model. This delivery model helps clients achieve greater cost effectiveness.

IT services offered include enterprise data management and data warehousing, business intelligence and analytics, design, development, system integration, package evaluation and implementation, re-engineering and maintenance.

BPO services offered include call center services and transaction processing services. The call center services are offered to clients across all industries and are not industry specific. The transaction processing services offered are focused on the mortgage banking, insurance and capital market industries, except for the delivery of finance and accounting functions—such as accounts payable, billing and collection—which can be performed for clients across all industries.

As we discussed earlier, iGATE Solutions also recently started to offer a combination of IT and BPO services through its innovative “Integrated Technology and Operations” (ITOPs) service offering. These services consist of optimizing a client’s process and technology, through the use of iGATE Solutions proprietary tools and business “accelerators” and finally deliver the process from offshore. Clients are expected to benefit from this innovative business model through more efficient processes and labor arbitrage.

iGATE Solutions has offshore development centers (“ODCs”) located in Bangalore, Hyderabad, Chennai, Delhi, and Pune, India and Wuxi, China. iGATE Solutions has global development centers (“GDCs”) located in Canada and the U.S. The centers can deliver both near shore (“work performed primarily at the client site”) and offshore services, dependent upon customer location and expectations. iGATE Solutions operates in India, Canada, the U.S., Europe, Singapore, Malaysia, Japan and Australia.

The iGATE Solutions segment revenues are derived through iGATE Global Solutions Limited (“iGS”), our publicly-held Indian subsidiary. Our iGATE Solutions segment has approximately 4,800 employees.

The majority of our clients in the iGATE Solutions segment have headquarters in the U.S. and operations throughout the world. We believe our ODCs and GDCs are strategically located in order to service any client regardless of size, scale or geographic location.

The iGATE Solutions segment markets its service offerings to large and medium-sized organizations. Certain contracts are based upon a fixed price with payment based upon deliverables and/or project milestones reached. Certain contracts are time-and-materials based where contract payments are based on the number of consultant hours worked on the project. Customers typically have the right to cancel contracts with minimal notice. Certain contracts with no stated deliverables, with a designated workforce assigned, recognize revenues on a straight-line basis over the life of the contract. Contracts with deliverables or project milestones can provide for certain penalties if the deliverables or project milestones are not met within contract timelines.

The iGATE Solutions segment services customers in a wide range of industries. The segment’s largest customer is General Electric Company (“GE”) which accounted for 35%, 37% and 35% of its revenues for the years ended December 31, 2005, 2004 and 2003, respectively. iGS is a Global Preferred Partner of GE. Its Global Preferred Partnership status extends through the end of 2006.

iGATE Professional Services

The iPS segment provides a variety of client-managed and supervised IT staffing services. These service offerings include design, development and maintenance of custom applications as well as implementation, integration and support of enterprise packaged applications such as ERP and customer relationship management (“CRM”) software provided by third party vendors such as SAP, Oracle, PeopleSoft and Siebel.

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

The iPS segment serves a wide variety of customers in numerous industries in the U.S. and Canada. The segment’s largest customers are International Business Machine Corporation (“IBM”) and Wachovia Bank, which account for approximately 22% and 11% of iPS revenues in 2005 compared to 23% and 13% in 2004. In 2003, IBM accounted for 19% of revenue. Wachovia did not have a significant concentration in 2003. iPS has approximately 880 employees.

As noted earlier we sold our Canadian operations on November 15, 2005. Our Canadian operations were included as part of iPS through November 15, 2005. Canada was not deemed to be a material disposition and as such we were not required to provide pro-forma disclosure.

iGATE Corporate (“iGATE”)

Our iGATE Corporate segment includes the operations of jobcurry Systems Private Ltd. (“jobcurry”), iGATE Clinical Research International, formerly known as iGATE Clinical Management, Inc. (“ICRI”), DiagnoSearch, corporate and other unallocated costs. jobcurry continues to provide recruiting and placement services for iGATE and outside customers. ICRI and DiagnoSearch contract with pharmaceutical companies to conduct clinical trials on their behalf. DiagnoSearch performs offshore clinical trials. These entities are excluded from the above segments due largely to their dissimilar service offerings and certain economic characteristics. This segment has approximately 230 employees.

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

Competition

The IT services and offshore outsourcing services industries are highly competitive, and are served by numerous global, national, regional and local firms. Primary competitors in the IT industry include participants from a variety of market segments, including the major consulting firms, systems consulting and implementation firms, Internet services and consulting companies, applications software firms, India based offshore outsourcing companies, service groups of computer equipment companies, general management consulting firms, programming companies and temporary staffing firms. We believe that the principal competitive factors in the IT services and offshore outsourcing markets include the range of services offered, size and scale of service provider, global reach, technical expertise, responsiveness to client needs, speed in delivery of IT solutions, quality of service and perceived value. We believe that we compete favorably with our principal competitors with respect to these factors. Competition for acquisition candidates, as well as for clients and strategic relationships, may also develop among subsidiaries of iGATE or between iGATE and one or more of our operating subsidiaries or other companies in which we have equity investments.

Our Partner Companies and Affiliates

The following is a listing as of February 28, 2006 of all of our principal operating subsidiaries and affiliates, including the percentage of our ownership in each of these companies:

Subsidiary www.igatecorp.com	Segment www.igatecorp.com	Business Description	Percentage Owned by iGATE
iGATE Mastech, Inc.	iGATE Professional Services	Custom application and design services	100%
Global Financial Services of Nevada, Inc.	iGATE Professional Services	Co-managed projects—U.S.	100%
Red Brigade, Ltd.	iGATE Solutions	Web integration services for the European marketplace	100%
jobcurry Systems Private, Ltd.	iGATE Corporate	Worldwide recruiting	100%
Symphoni Interactive, LLC	iGATE Solutions	Application development for financial services industry	100%
DiagnoSearch	iGATE Corporate	Offshore clinical research	95%
ICRI	iGATE Corporate	Clinical Research—U.S.	100%
iGATE Global Solutions, Ltd. www.igate.com	iGATE Solutions	Offshore outsourcing services	81.6%
Quintant(1)	iGATE Solutions	Offshore business services provisioning	81.6%
AquaRegia Ltd.(1)	iGATE Solutions	Offshore enterprise application services	81.6%
CIBER India Pvt. Ltd.(1)	iGATE Solutions	Software services and IT outsourcing	81.6%
Software AG (India) Private Ltd.(1)	iGATE Solutions	Application development and professional services	40%

(1)	Ownership adjusted for minority interest ownership by iGS shareholders.

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

Human Resources

Our success depends in large part on our ability to attract, develop, motivate and retain highly skilled IT professionals. We recruit in a number of countries, including India, the United States, Canada, Bulgaria, the United Kingdom, Singapore, Australia and the Philippines. We advertise in newspapers and trade magazines. In addition, our employees are a valuable recruiting tool and are actively involved in referring new employees and screening candidates for new positions.

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

At December 31, 2005, iGATE (including its operating subsidiaries) had approximately 5,890 non-unionized employees comprised of approximately 5,300 IT professionals (including subcontractors) and approximately 590 individuals working in sales, recruiting, general and administrative roles. As of December 31, 2005, approximately 33% of our U.S. workforce was working under H-1B temporary work permits in the United States. We believe that our relationships with our employees are good.

ITEM 1A.	RISK FACTORS

Our New Business Strategy is Unproven

We have significantly reorganized our business to reflect our business strategy to increase the focus of our offshore delivery business in India and to expand our offshore business to BPO services, including non-IT related BPO services, and there is no guarantee that this reorganization will be successful. The success of our new business strategy depends in part on the ability of the iGATE companies to work collaboratively, share information and leverage their collective resources to optimize strategic opportunities and our ability to effectively identify non-IT related BPO services and deliver cost effective solutions. We cannot be certain that this strategy will improve our performance, and it is possible that the strategy will detract from our performance. If we cannot convince potential strategic partners of the value of our business model, our ability to acquire new companies and businesses may be adversely affected and our strategy for continued growth may not succeed.

Recruitment and Retention of IT Professionals

Our business involves the delivery of professional services and is labor-intensive. Our success depends upon our ability to attract, develop, motivate and retain highly skilled IT professionals and project managers who possess the technical skills and experience necessary to deliver our services. Qualified IT professionals are in demand worldwide and are likely to remain a limited resource for the foreseeable future. There can be no assurance that qualified IT professionals will continue to be available to us in sufficient numbers, or that we will be successful in retaining current or future employees. Failure to attract or retain qualified IT professionals in sufficient numbers may have a material adverse effect on our business, operating results and financial condition. Historically, we have done much of our recruiting outside of the countries where the client work is performed. Accordingly, any perception among our IT professionals, whether or not well founded, that our ability to assist them in obtaining temporary work visas and permanent residency status has been diminished, could lead to significant employee attrition.

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

Government Regulation of Immigration

We recruit IT professionals on a global basis and, therefore, must comply with the immigration laws in the countries in which we operate, particularly the United States. As of December 31, 2005, approximately 33% of our U.S. workforce were working under H-1B temporary work permits in the United States. Statutory law limits the number of new H-1B petitions that may be approved in a fiscal year, and if we are unable to obtain H-1B visas for our employees in sufficient quantities or at a sufficient rate for a significant period of time, our business, operating results and financial condition could be adversely affected. On October 1, 2003, the H-1B visa annual quota reverted to 65,000 from 195,000 because the increase in the “American Competitiveness in the Twenty-First Century Act” was for a three-year period. As a result, the quota for fiscal year 2004 was exhausted in mid-February of 2004. The quota for fiscal year 2005 was fully allocated in early October of 2004. The quota for fiscal year 2006 was reached on October 1, 2005.

On December 8, 2004, the President signed the “H-1B Reform Act of 2004”. This legislation provides for up to an additional 20,000 H-1B visas per year provided that the H-1B worker possesses at least a Masters degree awarded by a U.S. college or university. Historically, the iGATE operating companies have hired few H-1B workers with this educational profile.

The “H-1B Reform Act of 2004” also reinstated the “H-1B Dependent” attestations and the penalties for their noncompliance. The legislation also reinstated the special H-1B training-filing fee and increased the amount to $1,500 and created a new $500 fraud detection and prevention fee.

In recent years, approximately 98% of our H-1B hires were not subject to the annual quota because they were already in the U.S. in H-1B visa status with another employer. As a result, the negative impact on recruiting of the exhaustion of the fiscal years 2004—2006 H-1B quotas was not substantial. However, unless Congress substantially increases the annual H-1B quota, the pool of H-1B workers in the U.S. who were charged against previous years’ quotas will decline. Such a development would make H-1B worker recruiting more difficult. Absent positive legislation, in the long-term the pool of available H-1B workers in the U.S. that are not subject to the annual quota may eventually be depleted.

Variability of Quarterly Operating Results

The revenues and operating results of many of the iGATE companies are subject to significant variations from quarter to quarter depending on a number of factors, including the timing and number of client projects commenced and completed during the quarter, the number of working days in a quarter, employee hiring, attrition and utilization rates and the mix of time-and-materials projects versus proportional performance and maintenance projects during the quarter. Certain of the iGATE companies recognize revenues on time-and-materials projects as the services are performed, while revenues on proportional performance projects are recognized using the proportional performance method. Certain contracts with no stated deliverables, with a designated workforce assigned, recognize revenues on a straight-line basis over the life of the contract. Although proportional performance projects have not contributed significantly to revenues and profitability to date, operating results may be adversely affected in the future by cost overruns on proportional performance projects. Because a high percentage of the expenses of many of the iGATE companies are relatively fixed, variations in revenues may cause significant variations in operating results. Additionally, the iGATE companies periodically incur cost increases due to both the hiring of new employees and strategic investments in infrastructure in anticipation of future opportunities for revenue growth.

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

Exposure to Regulatory and General Economic Conditions in India

Our subsidiary iGS utilizes offshore software development centers based in Bangalore, Chennai, Hyderabad, Pune and Noida, India. iGS also operates recruiting and training centers in India. The Indian government exerts significant influence over its economy. In the recent past, the Indian government has provided significant tax incentives and relaxed certain regulatory restrictions in order to encourage foreign investment in certain sectors of the economy, including the technology industry. Certain of these benefits that directly affect us include, among others, tax holidays (temporary exemptions from taxation on operating income), liberalized import and export duties and preferential rules on foreign investment and repatriation. To be eligible for certain of these tax benefits, we must continue to meet certain conditions. A failure to meet such conditions in the future could result in the cancellation of the benefits. There can be no assurance that such tax benefits will be continued in the future at their current levels. Changes in the business or regulatory climate of India could have a material adverse effect on our business, operating results and financial condition.

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

Risks Associated with Covenants in Certain Financing Instruments

In September 2005 we renewed our $25.0 million secured credit facility (“the PNC Facility”) with PNC Bank, N.A (“PNC”) for 365 days. The PNC Facility contains restrictive covenants that require us to meet certain financial criteria on a quarterly basis. We may not be able to continue to satisfy the financial covenants in these documents. If we cannot satisfy such covenants and we are not able to renegotiate the terms and conditions thereof, we may not have access to funds under the PNC Facility. Currently, the most restrictive covenant is the obtainment of Tangible Net Worth of at least $88 million. In addition, the PNC Facility requires that we maintain an aggregate of $30 million in cash and cash equivalents at all times during the term of the PNC Facility, of which cash and cash equivalents in the amount of $25 million have been pledged to PNC for the term of the PNC Facility. These restrictions on our cash and cash equivalents may restrict our ability to make investments in new and existing businesses. iGS cannot borrow funds under the PNC Facility.

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

Risks Related to Inability to Acquire Additional Businesses

We plan to gradually continue to expand our operations through the acquisition of, or investment in, additional businesses and companies. We may be unable to identify businesses that complement our strategy for growth. If we do succeed in identifying a company with such a business, we may not be able to proceed to acquire the company, its relevant business or an interest in the company for many reasons, including:

•	a failure to agree on the terms of the acquisition or investment;

•	incompatibility between the Company and the management of the company which we wish to acquire or invest;

•	competition from other potential acquirors;

•	a lack of capital to make the acquisition or investment; and

•	the unwillingness of the company to partner with us.

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

Impairment Analysis May Lead to Recognition of Losses

The carrying amount of the goodwill on our balance sheet was $8.9 million as of December 31, 2005. We periodically assess the potential impairment of our long-lived assets, such as goodwill, as appropriate. If, as a result of such an assessment, we were to determine that the carrying amount of this goodwill was not recoverable, we would reduce the carrying amount in the period in which the determination was made. Any reduction would result in the recognition of a one-time impairment loss, which would have an adverse effect on our financial results in the period in which the loss was recognized.

The carrying amount of our investments in unconsolidated affiliates was $1.1 million as of December 31, 2005. If we were to determine that the value of such investments had declines judged to be permanent or other than temporary, we would reduce the carrying amount of the investments. Any reduction would result in the recognition of a one-time impairment loss, which would have an adverse effect on our financial results in the period in which the loss was recognized.

Concentration of Revenues; Risk of Termination

Our revenues are highly dependent on clients primarily located in the United States, as well as clients concentrated in certain industries, and economic slowdowns, changes in U.S. law and other restrictions or factors that affect the economic health of these industries may affect our business. In the year ended December 31, 2005, approximately 75% of our revenues were derived from the United States. Consequently, if our clients reduce or postpone their IT spending significantly, this may lower the demand for our services and negatively affect our revenues and profitability. Further, any significant decrease in the growth of the financial services or other industry segments on which we focus may reduce the demand for our services and negatively affect our revenues and profitability.

We have in the past derived, and may in the future derive, a significant portion of our revenues from a relatively limited number of clients. Our five largest clients represented approximately 42%, 46% and 38% of revenues for the years ended December 31, 2005, 2004 and 2003, respectively. In the years ended December 31, 2005, 2004 and 2003, GE accounted for 18%, 19% and 22% of our revenues, respectively. Most of our projects are terminable by the client without penalty. An unanticipated termination of a major project could result in the loss of substantial anticipated revenues and could require us to maintain or terminate a significant number of unassigned IT professionals, resulting in a higher number of unassigned IT professionals and/or significant termination expenses. The loss of any significant client or project could have a material adverse effect on our business, operating results and financial condition.

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

A significant number of organizations are attempting to migrate business applications to advanced technologies. As a result, our ability to remain competitive will be dependent on several factors, including our ability to develop, train and hire employees with skills in advanced technologies. Our failure to hire, train and retain employees with such skills could have a material adverse impact on our business. Our ability to remain competitive will also be dependent on our ability to design and implement, in a timely and cost-effective manner, effective transition strategies for clients moving to advanced architectures. Our failure to design and implement such transition strategies in a timely and cost-effective manner could have a material adverse effect on our business, operating results and financial condition.

Dependence on Principals

Our success is highly dependent on the efforts and abilities of our executive management: Sunil Wadhwani and Ashok Trivedi, the Co-Chairman and Chief Executive Officer of iGATE Corporation and the Co-Chairman and President of iGATE Corporation, Phaneesh Murthy, Chief Executive Officer of iGS and Steve Shangold, Chief Executive Officer of iGATE Mastech, Inc. Although each executive has entered into employment agreements containing noncompetition, nondisclosure and nonsolicitation covenants, these contracts do not guarantee that they will continue their employment with us or that such covenants will be enforceable. The loss of the services of either of these key executives for any reason could have a material adverse effect on our business, operating results and financial condition.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Information regarding the principal properties owned and leased by the Company and its subsidiaries as of December 31, 2005 is set forth below:

Location	Segment	Principal Use	Approximate Square Footage
Pittsburgh, Pennsylvania	iGATE /iPS	Corporate headquarters, management administration, human resources, sales, and marketing	30,000
Chennai, India	iGATE Solutions	iGS offshore development center	100,000
Bangalore, India	iGATE Solutions	iGS Whitefield campus and offshore development center	352,000
Pune, India	iGATE	jobcurry headquarters	15,000
Hyderabad, India	iGATE Solutions	iGS offshore development center	63,000
Noida, India	iGATE Solutions	iGATE Global Process Outsourcing Ltd.	80,000

iGS leases approximately 67,000 square feet of office space in the Indian cities of Chennai and Pune from the principal shareholders of iGATE. Refer to Note 18 to notes to unconsolidated financial statements for further discussion.

In addition to the properties listed above, the Company and its subsidiaries lease sales offices in many IT services markets in the United States and throughout the world. These locations allow the Company to respond quickly to the needs of its clients and to recruit qualified IT professionals in these markets.

ITEM 3.	LEGAL PROCEEDINGS

In the ordinary course of our business, we are involved in a number of lawsuits and administrative proceedings. While uncertainties are inherent in the final outcome of these matters, Company management believes, after consultation with legal counsel, that the disposition of these proceedings should not have a material adverse effect on our financial position, results of operations or cash flows. Certain proceedings are more fully discussed in Note 9 to our consolidated financial statements.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of shareholders during the fourth quarter of 2005.

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

	High	Low
2005
First Quarter	$4.630	$3.660
Second Quarter	4.410	3.460
Third Quarter	4.080	3.440
Fourth Quarter	$5.010	$3.500

2004
First Quarter	$8.870	$6.730
Second Quarter	7.480	3.960
Third Quarter	3.940	2.840
Fourth Quarter	$4.300	$3.500

On February 28, 2006, we had 167 registered holders of record of our Common Stock.

We are prohibited from paying dividends under the PNC Facility. See Note 7 to our consolidated financial statements.

We currently have no program regarding the purchase of our Common Stock.

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Statement of Operations Data(1):
Revenues(2)	$275,992	$264,585	$240,634	$250,851	$379,395
Gross margin(3)	70,882	67,008	68,980	77,604	120,522
Gain on sale of land	—	(3,615)	—	—	—
Restructuring (recovery) charges(4)	(481)	5,805	604	4,232	9,801
Goodwill impairment(5)	—	—	—	25,964	32,716
Income (loss) from operations	3,880	(17,261)	(4,560)	(25,036)	(45,124)
Other (expense) income, net	(275)	1,374	1,560	1,463	(3,711)
Equity in income (losses) of affiliated companies	338	(335)	(99)	—	(7,977)
Minority interest	(261)	(677)	(312)	(441)	(1,337)
Gain on deconsolidation of subsidiary	—	—	—	7,086	—
Gain on sale of stock of subsidiaries	5,549	—	—	—	10,901
Loss on venture investments and affiliated companies, net(6)	(2,149)	—	(28)	(7,610)	(9,029)
Income (loss) before income taxes and cumulative effect of change in accounting principle	7,082	(16,899)	(3,439)	(24,538)	(56,277)
Income tax provision (benefit)	113	5,130	2,179	(339)	(4,348)

Income (loss) before cumulative effect of change in accounting principle	6,969	(22,029)	(5,618)	(24,199)	(51,929)
Cumulative effect of change in accounting principle, net of tax of $592(9)	—	—	—	—	887
Income (loss) from continuing operations	6,969	(22,029)	(5,618)	(24,199)	(51,042)
Income (loss) from discontinued operations, net of income taxes(1)	—	3,818	(3,402)	(3,292)	(4,445)

Net income (loss)	$6,969	$(18,211)	$(9,020)	$(27,491)	$(55,487)

Net earnings (loss) per common share, basic and diluted before cumulative effect of change in accounting principle	$0.13	$(0.42)	$(0.11)	$(0.47)	$(1.01)
Cumulative effect of change in accounting principle per share	—	—	—	—	0.02
Earnings (loss) from continuing operations per share	0.13	(0.42)	(0.11)	(0.47)	(1.00)
Earnings (loss) from discontinued operations per share	—	0.07	(0.07)	(0.06)	(0.09)

Net earnings (loss) per common share, basic and diluted	$0.13	$(0.35)	$(0.17)	$(0.54)	$(1.08)

Weighted average common shares, basic(7)	52,530	52,721	51,697	51,304	51,241

Weighted average common shares, diluted(7)	52,734	52,721	51,697	51,304	51,241

Balance Sheet Data:
Cash and cash equivalents	$45,837	$28,201	$36,133	$56,793	$54,438
Investments and restricted cash	30,798	35,863	39,582	51,188	41,314
Working capital(8)	102,327	93,846	101,293	116,184	125,354
Total assets	177,474	180,232	180,940	188,940	242,111
Long-term debt	—	—	—	—	10,000
Total shareholders’ equity	$117,672	$111,700	$122,135	$117,149	$143,376

(1)	In June 2004, we sold our subsidiary located in Sydney, Australia, iGATE Australia Pty. Ltd. (“iGATE Australia”). In April 2004, we sold our subsidiary located in Edinburgh, Scotland, Direct Resources Scotland Ltd. (“DRI”). As required under accounting rules, these dispositions are presented as discontinued operations, net of applicable statutory taxes.

(2)	In 2002, the Company adopted the provisions of (“EITF”) Issue No. 01-14, Income Statement Characterization of Reimbursement (“EITF 01-14”) and now accounts for billable expenses as a component of both revenue and cost of revenues. Prior periods were reclassified for this change.
(3)	Effective January 1, 2003, we began to classify costs for consultants not being utilized (i.e. “bench costs”) as cost of revenues. In prior years, these costs were classified as selling, general and administrative (“S,G&A”) costs. All prior reporting periods were reclassified to reflect the changes to our segment reporting and our classification of bench costs.
(4)	In 2005, we sold Canada, and reversed $0.5 million of previously recorded restructuring charges that we associated with our 2001 and 2004 Canada restructurings. In 2004, we incurred $5.8 million in connection with our restructuring of our United Kingdom and Canadian operations. In 2003, we revised our restructuring estimates and incurred an additional $0.6 million in connection with our 2002 restructuring plan. In 2002, we incurred $4.2 million in connection with a restructuring plan. In 2001, we incurred $6.5 million, $0.9 million and $2.4 million in connection with our restructuring, merger of IRG into eJiva and charges associated with an executive employment agreement.
(5)	In 2002, we incurred $26.0 million in total charges related to goodwill impairments consisting of $24.3 million in our iGATE Solutions reporting unit and $1.7 million in our iPS reporting unit. In 2001, we incurred $32.7 million in total charges related to goodwill impairments of $22.3 million in our iPS reporting unit and $10.4 million in our iGATE Solutions reporting unit.
(6)	In 2005, we recorded an impairment charge on our investment in Concours in the amount of $2.4 million, which was offset by a gain of $0.3 million on the remaining shares of stock of ScanSoft (f/n/a Speechworks, Inc.). The fiscal years ended 2002 and 2001 include the impairment charges of Air2Web and various venture and other investments.
(7)	For the fiscal years ended December 31, 2004, 2003, 2002 and 2001, basic and diluted shares are equal because we incurred net losses for these years presented.
(8)	Working capital represents current assets less current liabilities.
(9)	In 2001, we recorded a gain on the cumulative effect of a change in accounting principle of $0.9 million, net of tax. The net gain resulted from our implementation of SFAS No. 133 “Accounting for Derivative Investments and Hedging Activities” on January 1, 2001. The net gain resulted from recording the net value of our derivative investments in ScanSoft (f/k/a “Speechworks”) Speechworks common stock warrants.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

iGATE Corporation, formerly named iGATE Capital Corporation, through its operating subsidiaries, is a provider of IT and offshore outsourcing services to large and medium-sized organizations. From inception and through February 2000, we conducted the majority of our business under the name of Mastech Corporation through our wholly owned subsidiary Mastech Systems Corporation, a Pennsylvania corporation that was formed in July 1986.

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

Revenue Recognition

We recognize revenue on time-and-materials contracts as the services are performed. Time and materials contracts typically bill at an agreed upon hourly rate. Revenue is earned when our consultants are working on projects. Revenue recognition is negatively impacted by holidays and consultant vacation and sick days. We also have fixed price arrangements with certain customers. A price for an entire project is agreed upon for a predetermined fee before the project starts. We recognize revenues on fixed-price contracts using the proportional performance method. We prepare a budget for each fixed price project, and based upon the budget that we prepare, we estimate what our costs should be. We determine performance by comparing the actual cost of work performed to date to the estimated total cost for each contract. We recognize revenue based upon costs incurred by our consultants during the period. If our estimates indicate a loss on a particular fixed price contract, we record a provision for the estimated loss without regard to the stage of completion. Changes in job performance, conditions and estimated profitability may result in revisions to costs and revenues and are recognized in the period in which the changes are identified. Certain contracts with no stated deliverables, with a designated workforce assigned, recognize revenues on a straight-line basis over the life of the contract. Revenue on these contracts is ratable and predetermined based upon the negotiated contract.

Accounts Receivable and Allowance for Uncollectible Accounts

We extend credit to clients based upon management’s assessment of their creditworthiness. The majority of our revenues (and the resulting accounts receivable) are from Fortune 1000 companies and major systems integrators.

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

In evaluating these factors above, management presumes a decline in value to be other-than-temporary if the market price of the security is 20% or more below the investment’s cost basis for a period of six months or more (the “20% criteria”). However, the presumption of an other-than-temporary decline in these instances may be overcome if there is persuasive evidence indicating that the decline is temporary in nature (e.g., strong operating performance of investee, historical volatility of investee, etc.). Additionally, there may be instances where impairment losses are recognized even if the 20% criteria is not satisfied (e.g., plan to sell the security in the near term and the fair value is below the Company’s cost basis). During 2003, the Company incurred impairment losses deemed to be other-than-temporary. These impairments are disclosed in Note 4. No such impairment losses were incurred in 2005 or 2004.

For investments accounted for using the cost or equity method of accounting, management evaluates information (e.g., budgets, business plans, financial statements, etc.) in addition to quoted market price, if any, in determining whether an other-than-temporary decline in value exists. Factors indicative of an other-than-temporary decline include recurring operating losses, credit defaults and subsequent rounds of financings at an amount below the cost basis of an investment. This list is not all inclusive and management weighs all quantitative factors in determining if an other-than-temporary decline in value of an investment has occurred. In 2005, the Company recorded an impairment of $2.5 million on its investment in Concours, Inc. There were no impairments recorded in 2004.

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

Stock Based Compensation

At December 31, 2005, the Company had three stock-based employee compensation plans, which are described more fully in Note 11. SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), gives companies the option to adopt the fair value method for expense recognition of employee stock options or to continue to account for employee stock options using the intrinsic value method, as outlined under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). The Company has elected to continue to apply the intrinsic value method to account for employee stock options and discloses the pro-forma effect as if the fair value method had been applied in Note 11. The following table illustrates the effect on net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	Year ended December 31,
	2005	2004	2003
	(in thousands, except per share amounts)
Net income (loss), as reported	$6,969	$(18,211)	$(9,020)
Add: Deferred compensation expense reported in earnings	815	14,296	1,631
Less: Total stock-based employee compensation expense determined under fair value method for all awards and deferred compensation expense	(2,385)	(15,076)	(2,298)

Pro-forma net income (loss)	$5,399	$(18,991)	$(9,687)

Earnings (loss) per share:
Basic and diluted
As reported	$0.13	$(0.35)	$(0.17)

Pro-forma	$0.10	$(0.36)	$(0.19)

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

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB No. 123 (R), Share-based Payment. FASB No. 123 (R) requires employers to value share-based payments using the fair value method, eliminating the option to use the intrinsic method to value such payments. We will adopt the provisions of SFAS 123 (R) prospectively beginning in the first quarter of 2006. We are currently evaluating the effect of the provision of this statement on our Consolidated Financial Statements.

In March 2005, the Financial Accounting Standards Board issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), an interpretation of SFAS 143. FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS 143 refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated, even if conditional on a future event. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of this standard did not have a material impact on our Consolidated Financial Statements.

In May 2005, the Financial Accounting Standards Board issued FASB Statement No. 154, “Accounting Changes and Error Corrections (as amended)”(“FASB 154”). This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. This Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this Statement.

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

Results of Operations of Our Operating Segments: iGATE Solutions, iPS and iGATE Corporate for the Year Ended December 31, 2005 as Compared to the Year Ended December 31, 2004:

	Year Ended December 31, 2005
	iGATE Solutions	iGATE Professional Services	iGATE Corporate(1)	Total
	(Dollars in thousands)
External revenues	$138,032	$135,424	$2,536	$275,992
Cost of revenues	97,108	106,635	1,367	205,110

Gross margin	40,924	28,789	1,169	70,882
Selling, general and administrative	38,948	16,443	12,092	67,483
Restructuring recovery	—	(481)	—	(481)

Income (loss) from operations	$1,976	$12,827	(10,923)	3,880

Other expense, net			(275)	(275)
Minority interest			(261)	(261)
Gain on sale of stock of subsidiaries			5,549	5,549
Loss on venture investments and affiliated companies, net			(2,149)	(2,149)
Equity in income of affiliated companies			338	338

(Loss) income before income taxes			$(7,721)	$7,082

	Year Ended December 31, 2004
	iGATE Solutions	iGATE Professional Services	iGATE Corporate(1)	Total
	(Dollars in thousands)
External revenues	$131,484	$131,241	$1,860	$264,585
Cost of revenues	92,329	104,131	1,117	197,577

Gross margin	39,155	27,110	743	67,008
Selling, general and administrative	55,197	17,046	9,836	82,079
Gain on sale of land	(3,615)	—	—	(3,615)
Restructuring charges	4,896	909	—	5,805

(Loss) income from operations	$(17,323)	$9,155	(9,093)	(17,261)

Other income, net			1,374	1,374
Minority interest			(677)	(677)
Equity in losses of affiliated companies			(335)	(335)

Loss before income taxes			$(8,731)	$(16,899)

(1)	Corporate activities include general corporate expenses, interest income and expense, equity in losses of unconsolidated affiliates, minority interest, loss from joint ventures and restructuring charges not identified to a specific segment, and other unallocated charges. The Company evaluates segments based on income (loss) from operations. Since certain administrative and other operating expenses or income sources have not been allocated to the operating business segments, this basis is not necessarily a measure computed in accordance with generally accepted accounting principles and it may not be comparable to other companies.

iGATE Solutions

Revenues for iGATE Solutions for the year ended December 31, 2005 were $138.0 million, an increase of $6.5 million or 5.0%, as compared to $131.5 million for the year ended December 31, 2004. Our revenue increase is directly attributable to a combination of new customer wins and increased business with our recurring customers. Our customers continue to move portions of the work we used to do for them in the U.S. to India, resulting in increases in billable hours and consultant utilization in India. As a result, we have added approximately 1,000 offshore consultants. In addition, we have also been able to increase our billing rates both in the U.S. and India.

The gross margin as a percentage of sales (“gross margin percentage”) for iGATE Solutions was 29.6% for the year ended December 31, 2005, as compared to 29.8% for the year ended December 31, 2004. The decrease in our gross margins was primarily due to increased labor costs in India.

Selling, general and administrative expenses (“S,G&A”) include all costs that are not directly associated with our iGATE Solutions segment’s revenue generating consultants. S,G&A expenses include administrative salaries and related employee benefits, recruiting and training costs, rent, depreciation and amortization, as well as communications and facilities costs. Also included in S, G & A costs are certain compensation charges incurred as a result of the Quintant transaction and amortization of acquired intangible assets related to acquisitions within iGS. S,G&A costs for the year ended December 31, 2005 were $38.9 million or 28.2% of revenues, as compared to $55.2 million or 42.0% of revenues for the year ended December 31, 2004.

In 2004, approximately $12.1 million of S,G&A costs related to one-time compensation costs incurred in conjunction with the Quintant transaction modification. These modifications required us to accelerate certain compensation costs in 2004. S,G&A costs decreased $4.1 million net of the 2004 one-time costs for the year ended December 31, 2005 as compared to December 31, 2004. Significant items that contributed to the decrease were decreases in salaries and other employees costs of $3.5 million. Approximately $1.6 million of the $3.5 million savings was directly attributable to the acceleration of compensation costs associated with the Quintant transaction modification. In 2005, travel and related costs decreased approximately $0.6 million, as more work is performed in India requiring less consultant overseas travel. Bad debt expense net of recoveries, decreased by $1.1 million in 2005 due to improved collection activity. These costs savings were offset by increases in outside services of $0.7 million related to ERP Systems upgrades and Sarbanes-Oxley costs during 2005 and net facilities costs increases of $0.4 million mainly attributable to our Whitefield campus in Bangalore, India.

Additional operating items included costs associated with a termination of leased office space in the U.K. in the amount of $4.9 million and during the year ended December 31, 2004, we sold a tract of land in India and realized a gain of $3.6 million. There were no such operating items in 2005.

Operating income as a percentage of sales (“operating income percentage”) for the year ended December 31, 2005 was 1.4%, as compared to an operating loss percentage of 13.2% for the year ended December 31, 2004. Our operating income for the current period was due to decreases in S,G&A costs. We believe we have the necessary cost infrastructure in place to become more profitable when revenue grows.

iGATE Professional Services (“iPS”)

Revenues for iPS for the year ended December 31, 2005 were $135.4 million, an increase of $4.2 million or 3.2%, as compared to $131.2 million for the year ended December 31, 2004. Overall demand for our staffing services has increased for the period as we continue to see favorable trends in the IT services market.

Gross margin percentage for iPS was 21.3% for the year ended December 31, 2005, as compared to 20.7% for the year ended December 31, 2004. The contributing factors to the increased margin were savings in business travel and higher utilization of salaried employees versus subcontracted labor.

S,G&A costs for the year ended December 31, 2005 were $16.4 million or 12.1% of revenues, as compared to $17.0 million or 13.0% of revenues for the year ended December 31, 2004. Bad debt expense net of recoveries, decreased by $2.7 million in 2005 due to significant improvements in collection activities and billing.

This was offset by approximately $3.3 million of expenses related to increases in administrative headcount and legal fees incurred with H1-B Visa filings as we continue to increase our consultant headcount in the U.S.

In conjunction with the sale of Canada in 2005, we recovered approximately $0.5 million of previously recorded restructuring charges. In 2004, additional operating items included $0.9 million of costs associated with a termination of leased office space in Canada.

Operating income percentage was 9.5% for the years ended December 31, 2005 and 7.0% for the year ended December 31, 2004. Operating income increased for the year ended December 31, 2005 due to increased gross margins, recoveries of bad debt expense, restructuring recovery charges and decreases in overall spending.

iGATE Corporate (“iGATE”)

Revenues for iGATE for the year ended December 31, 2005 were $2.5 million, an increase of $0.6 million from revenues of $1.9 million for the comparable year ended December 31, 2004. This increase in revenue over the comparable period was due to increases in clinical studies in DiagnoSearch and increases in revenue from jobcurry.

Gross margin percentage was 46.1% for the year ended December 31, 2005, as compared to 39.9% for the year ended December 31, 2004. Increases in the revenues for DiagnoSearch and ICRI have positively impacted our gross margin percentage, as direct costs have remained consistent for each period presented.

S,G&A costs were $12.1 million for the year ended December 31, 2005, as compared to $9.8 million for the year ended December 31, 2004. Our S,G&A costs increased due to higher accounting and legal costs in 2005 due to our compliance efforts related to Section 404 of the Sarbanes-Oxley Act.

Other Income (Expense) Components

Interest income for the year ended December 31, 2005 was $2.1 million, an increase of $1.2 million as compared to $0.9 million in 2004. The increase was due to increased investment yields and operating cash flow in 2005.

Interest expense for the year ended December 31, 2005 was $0.2 million, an increase of $0.1 million as compared to $0.1 million in 2004. Interest expense for both years is related to discounted liabilities for an employment agreement and for restructuring costs. During 2005, we were assessed $0.1 million of interest expense related to various state tax audits.

Other expense, net for the year ended December 31, 2005 totaled $2.2 million, compared to other income of $0.6 million for the year ended December 31, 2004. Other expense for 2005 consisted of unfavorable foreign currency translation losses of $0.5 million related to our intercompany debt with India, unfavorable mark to market losses on our ineffective hedges of $1.2 million and miscellaneous expense of $0.3 million. Conversely, in 2004, other income, net of $0.6 million consisted of favorable foreign currency translation gains of $0.2 million related to our intercompany debt with India and $0.4 million of miscellaneous income.

We recognized income on affiliated companies of $0.3 million for the year ended December 31, 2005, as compared to a loss of $0.3 million for the year ended December 31, 2004. All activity in 2005 and 2004 was related to our investments in the CIBER and Software AG joint ventures.

Minority interest expense was $0.3 million for the year ended December 31, 2005 and relates to the income of iGS and DiagnoSearch. Minority interest expense was $0.7 million for the year ended December 31, 2004 and included the income of iGS and the losses of DiagnoSearch.

In 2005, we recorded an impairment charge on our investment in Concours of $2.5 million and recognized a $0.3 million gain on our sale of ScanSoft (f/k/a Speechworks) stock. These gain and losses are included as a component of Loss on Venture Investments and Affiliated Companies in the Consolidated Statement of Operations.

In 2005 we sold our wholly owned Canadian subsidiary iGATE Mastech Ltd. recognizing a gain of $5.5 million.

Our income tax provision was $0.1 million at an effective rate of 1.6% for the year ended December 31, 2005. The significant items comprising our effective tax rate were a reversal of certain tax reserves and providing valuation allowances recorded against certain deferred tax assets. iGS has renewed an Indian tax holiday related to its new Whitefield campus. The tax holiday will extend through 2009. Our income tax provision was $5.1 million on a loss from continuing operations of $16.9 million at a negative effective rate of 30.4% for the year ended December 31, 2004. The significant items comprising our negative effective rate were valuation allowances recorded against certain deferred tax assets.

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

iGATE Solutions

Revenues for iGATE Solutions for the year ended December 31, 2004 were $131.5 million, a decrease of $14.4 million or 9.9%, as compared to $145.9 million for the year ended December 31, 2003. During the year, our customers have moved portions of the work we used to do for them in the U.S. to India, at much lower billing rates, negatively affecting our revenue base. In addition, we experienced revenue declines in our top ten customer base, wound down some revenue streams that did not have an offshore focus and were unable to increase our non-GE revenues as rapidly as we expected. Sales cycles in the offshore outsourcing solutions business may extend to twelve months from the initial sales meeting before a services contract is finalized and a sale is made.

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

Selling, general and administrative expenses (“S,G&A”) include all costs that are not directly associated with our iGATE Solutions segment’s revenue generating consultants. S,G&A expenses include non-consultant salaries and employee benefits, recruiting and training costs, rent, depreciation and amortization, as well as communications and facilities costs. Also included in S,G&A costs are compensation charges incurred as a result of the modification of the Quintant transaction and amortization of acquired intangible assets incurred as a result of acquisitions within iGATE Solutions. S,G&A costs for the year ended December 31, 2004 were $55.2 million or 42.0% of revenues, as compared to $47.7 million or 32.7% of revenues for the year ended December 31, 2003. While S,G&A costs increased $7.5 million on a comparative basis, $12.1 million was related to the acceleration of compensation expense related to the modification of the Quintant transaction. Without the acceleration of compensation expense, S,G&A costs would have been $43.1 million, a decrease of $4.6 million for the year ended December 31, 2004. Salary related costs decreased $5.1 million from 2003, through employee attrition and the restructuring and winding down of Red Brigade in the U.K. In addition, travel and other related costs decreased $2.0 million as we continue to migrate our projects and workers permanently offshore decreasing the need for travel. Those savings were offset by increases in depreciation and rent in the amount of $2.5 million related to 2003 iGS acquisitions.

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

iGATE Professional Services (“iPS”)

Revenues for iPS for the year ended December 31, 2004 were $131.2 million, an increase of $38.1 million or 40.9%, as compared to $93.1 million. This includes adjustments recorded in 2004 in the amount of $0.8 million related to adjustments of certain customer accounts receivable balances. These adjustments were due to customer credits and discounts. Overall demand for our staffing services increased for the period as we experienced favorable trends in the IT services market.

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

S,G&A costs for the year ended December 31, 2004 were $17.0 million or 13.0% of revenues, as compared to $13.9 million or 14.9% of revenues. We increased our bad debt expense by $2.0 million for certain accounts that we believe will not be collectible. While our S,G&A costs increased in absolute dollars, it decreased as a percentage of revenues.

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

Gross margin percentage was 39.9% for the year ended December 31, 2004, as compared to 42.3% for the year ended December 31, 2003. Our gross margins have decreased for comparable periods as revenue increases in jobcurry of $0.4 million have offset decreases in gross margins of DiagnoSearch.

S,G&A costs were $9.8 million for the year ended December 31, 2004, as compared to $11.4 million for the year ended December 31, 2003. Our S,G&A costs decreased due to decreases in accounting and legal costs in 2004. Our costs in 2003 included restructuring costs of $0.1 million.

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

We recognized a loss on affiliated companies of $0.3 million for the year ended December 31, 2004, as compared to a loss of $0.1 million for the year ended December 31, 2003. These losses were related to our investments in the CIBER and Software AG joint ventures.

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

On a consolidated basis, we incurred a net loss from continuing operations of $22.0 million for the year ended December 31, 2004, as compared to net loss of $5.6 million for the year ended December 31, 2003. Our net loss is primarily due to deferred compensation charges on the Quintant acquisition, our increased investment in infrastructure costs of our offshore locations, the restructuring charges related to our UK operations and valuation allowances recorded against deferred tax assets.

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

Liquidity and Capital Resources

Our working capital increased $2.7 million from December 31, 2004 to December 31, 2005. Our accounts receivable decreased by $3.9 million from December 31, 2004 to $49.5 million at December 31, 2005, and our days sales outstanding decreased to 73 days at December 31, 2005 from 87 days at December 31, 2004.

At December 31, 2005, we had cash and short-term investments of $45.8 million and $30.8 million, respectively, as compared to cash and short-term investments of $28.2 million and $35.9 million, respectively, at December 31, 2004. Short-term investments at December 31, 2005 and 2004 consisted mainly of highly liquid short-term investments. Our focus over the past two years has been liquidity along with the preservation of our principal holdings.

Cash provided from operations is anticipated to be adequate to fund capital expenditures and other business needs over the next 12 months.

Cash from Operations

Cash provided by operations was $14.0 million for the year ended December 31, 2005. Factors contributing to our increased cash were net income of $7.0 million for 2005 and changes in working capital items of $2.7 million that included decreases to our accounts receivable balances of $3.9 million offset by net changes to other working capital items of $6.8 million. During 2005, we recognized $5.5 million in gains related to the sale of iGATE Mastech Ltd, our Canadian staffing operation and other investments of $0.2 million. Significant noncash items in 2005 totaled $15.5 million and included depreciation and amortization, stock based compensation related to the Quintant transaction, discounts on stock sold to employees, bad debt expense, minority interest equity losses, deferred taxes, losses on derivative instruments and net losses on venture investments and affiliated companies.

Cash used by operations was $7.8 million for the year ended December 31, 2004. Factors contributing to our use of cash were net losses of $18.2 million for 2004 and changes in working capital items that included increases to our accounts receivable balances of $15.6 million offset by $6.2 million of decreases to other work capital items. During 2004, we recognized $3.6 million in gains related to the sales of land held in India. Significant noncash items in 2004 totaled $26.2 million and included depreciation and amortization, stock based compensation related to the Quintant deal, bad debt expense, minority interest equity losses, deferred taxes and asset impairments related to our restructurings of UK and Canada. Cash provided by our discontinued operations totaled $2.8 million for 2004.

Cash used by operations was $14.1 million for the year ended December 31, 2003. Factors contributing to our use of cash were net losses of $9.0 million for 2003, and changes in working capital items that included increases to our accounts receivable balances of $4.7, decreases to our accrued liabilities due to the payment of a put option, offset by $5.7 million related to decreases in other current assets and increases to account payable. Significant noncash items in 2003 totaled $8.6 million and included depreciation and amortization, deferred compensation related to the Quintant deal, bad debt expense, minority interest equity losses, deferred taxes and goodwill impairment related to Australia. Cash used by our discontinued operations totaled $4.0 million for 2003.

Investing Activities

Cash provided by investing activities was $2.7 million in 2005 as compared to uses of cash of $0.9 million and $9.9 million in 2004 and 2003, respectively.

Our capital expenditures were $12.2 million, $14.9 million and $6.3 million in 2005, 2004 and 2003, respectively. Significant portions of capital expenditures in all three years were due to the construction of our Whitefield (“Whitefield”) campus located in India.

We have decreased our short-term investment portfolios by approximately $4.9 million, $4.3 million and $13.4 million in 2005, 2004 and 2003, respectively, using portions of the proceeds of the sales for the construction of our Whitefield campus.

During the year ended December 31, 2005, we sold our Canadian staffing operation for net cash proceeds of $9.3 million. We also sold our remaining shares of ScanSoft for $0.7 million

During the year ended December 31, 2004, we sold Australia and DRI for net cash proceeds of $7.2 million. We also sold a tract of land held in India for $4.8 million. We purchased Saint Life for $0.6 million in cash and invested $1.6 million in our two joint ventures CIBER and Software AG.

During the year ended December 31, 2003, we used $15.4 million in net cash reserves to acquire the following entities (dollars in thousands):

iGATE Clinical Research International	$360
AquaRegia, Pvt. Ltd.	365
IT&T Ltd. assets	4,550
Quintant, Inc.	7,227
DiagnoSearch, Pvt. Ltd.	1,387
IdeaSpace, Pvt. Ltd.	1,507

Total cash used, net of acquired cash	$15,396

In 2003, we paid $1.0 million for earn-out payments related to previous years’ acquisitions

On October 1, 2003, we paid $9.3 million in cash for a put option, which is from a prior acquisition.

On October 7, 2003, we sold our entire investment in Red Hat common stock for cash proceeds of $1.4 million. We received the Red Hat stock in conjunction with the PTI transaction, which occurred in February 2001.

In 2003, iGS invested approximately $1.8 million to establish an alliance with Concours, and invested $0.1 million to enter into joint ventures with SAG and CIBER. We now own 100% of the CIBER joint venture. iGS may be required to continue to fund the SAG joint venture in proportion to our pro-rata ownership interest.

Financing Activities

Cash provided by financing activities was $0.9 million in 2005, $3.0 million in 2004, and $1.0 in 2003. Sources of cash related to stock option exercises were $1.2 million and $1.9 million for 2005 and 2004, respectively. In 2004, we issued 220,873 shares of iGS stock to Concours for proceeds of $1.1 million.

The PNC Facility was renewed on September 14, 2005 for 365 days. Our borrowing availability under the PNC Facility is $25.0 million. We have no outstanding borrowings on the PNC Facility at December 31, 2005. As part of our agreement with PNC, we are required to maintain cash and cash equivalents and short-term investments of at least $30.0 million and maintain net tangible worth of at least $88 million.

Restructurings

We restructured our businesses in 2004, 2003, 2002 and 2001. As a result of these restructurings, we will be required to make cash payments in future years. The nature of the payments and the reasons for the restructurings are discussed more fully in Note 6 to the Consolidated Financial Statements. The following table details the cash payments that we will be required to make in the future years:

	2006	2007	2008	2009	2010	Thereafter
	(Dollars in thousands)
Leases costs of office closure	$2,355	$633	$633	$633	$523	$—

Unless otherwise discussed, we did not use our cash reserves for any other significant financing or investing activities, with the exception of cash being transferred from money-market accounts or other short-term investments (purchases of $22.3 million and sales of $27.3 million), certain capital expenditures that were incurred during the normal course of business (net additions of $14.9 million) and the exercise of employee stock options of $1.2 million.

Contractual Obligations

As part of our acquisition of DiagnoSearch, we may be required to fund their existing operations for an amount of up to $3.0 million, based upon mutually agreed upon operating needs. We funded $0.3 million of this requirement in 2005, $0.5 million and $0.3 million in 2004 and 2003, respectively.

We also have financial commitments related to existing leases on our occupied space. Our commitments are as follows:

	2006	2007	2008	2009	2010	Thereafter
	(Dollars in thousands)
Leases	$2,906	$2,544	$1,843	$856	$384	$959

We have committed to building Phase III of our campus located in Bangalore. Total estimated costs of the project will approximate $7.5 million. Phase I was completed in February 2004 and Phase II was completed in December 2005. We have funded the project through a combination of available cash reserves and short-term investments.

Off-Balance Sheet Arrangements

We do not have any off-balance arrangements.

Market Risk Factors

We are exposed to market risks from adverse changes in foreign exchange rates, interest rates, especially the Indian Rupee (“Rupee”). We do not engage in speculative or leveraged transactions, nor do we hold or issue financial instruments for trading purposes.

Foreign Exchange Rate Sensitivity

iGS’s cash flow and earnings are subject to fluctuations due to exchange rate variation between the Rupee and USD. This foreign currency risk exists based upon the nature of the iGS’s operations. The majority of iGS’s customers and revenue are U.S. based, which provides an inherent foreign currency risk between USD and Rupee exchange rates.

We attempt to limit our exposure to changing Rupee rates mainly through financial market transactions. These transactions may include entering into forward or option contracts to hedge existing exposures. The instruments are used to reduce risk by essentially creating offsetting currency exposures. The following table presents information related to foreign currency contracts held by the Company:

LIST OF OUTSTANDING HEDGE TRANSACTIONS ON DECEMBER 31, 2005

	Maturity Date Ranges	Strike Price at Rupee Rate Ranges	Amount		Option	Net Unrealized Gains/(Losses) December 31, 2005
			(Dollars in Thousands)
FORWARD CONTRACTS
From:	February 28, 2006	43.90
To:	August 31, 2006	44.25

Subtotal			$11,000			$(298)

CURRENCY OPTION CONTRACTS
From:	January 27, 2006	43.15	$17,500		Buy/Sell Put
To:	December 29, 2006	44.77	$24,500		Buy/Sell Call

Subtotal			$42,000			$(643)

FAIR VALUE HEDGES
From:	March 31, 2006	43.975
To:	April 28, 2006	44.193

Subtotal			$17,000			$(397)

PRINCIPAL SWAPS

	September 29, 2006		$886	USD		$0
			1500	SGD

	September 29, 2006		$601	USD		$20
			500	EURO

	September 28, 2006		$1,555	USD		$40
			175,000	JPY

	September 28, 2006		$3,104	USD		$41
			1,750	GBP

Subtotal						$101

Total						$(1,237)

The net unrealized gains/(losses) were calculated using a Rupee exchange rate of 45.050.

As of December 31, 2005, our forward contracts to hedge intercompany cash flows will mature within one year from our 2005 fiscal year-end. As each contract matures, iGS will receive Rupees at the contracted (“strike price”) rate while delivering the USD equivalent of Rupees at the prevailing Rupee exchange rate. Contracts that meet qualifying criteria are accounted for as foreign currency cash flow hedges. Accordingly, the effective portion of gains and losses is deferred as a component of other comprehensive loss and is recognized in earnings at the time the hedged item affects earnings. Any gains and losses due to hedge ineffectiveness or related to contracts which do not qualify for hedge accounting are recorded in current period earnings in other income and expense. At December 31, 2005 these forward contracts did not meet qualifying criteria to receive hedge accounting and, as such, iGS appropriately recorded the net unrealized loss of $0.3 million as Other Expense.

As of December 31, 2005, our option contracts to hedge intercompany cash flows will mature within one year from our 2005 fiscal year-end. As each contract matures and dependent upon prevailing Rupee exchange rates, iGS will have the option to either buy USDs at each contracted “put” strike price or sell USDs at each contracted “call” strike price. Contracts that meet qualifying criteria are accounted for as foreign currency cash flow hedges. Accordingly, the effective portion of gains and losses is deferred as a component of other comprehensive loss and is recognized in earnings at the time the hedged item affects earnings. Any gains and losses due to hedge ineffectiveness or related to contracts which do not qualify for hedge accounting are recorded in current period earnings in other income and expense. At December 31, 2005 these option contracts did not meet qualifying criteria to receive hedge accounting and, as such, iGS appropriately recorded the net unrealized loss of $0.6 million as Other Expense.

As of December 31, 2005 all fair value hedges were deemed to be ineffective due to the lack of an underlying asset or transaction to be hedged. They will expire within six months from our 2005 fiscal year-end. At December 31, 2005 iGS approximately recorded $0.4 million as Other Expense.

As of December 31, 2005, our principal swaps to hedge intercompany debt from iGS to iGATE will mature within one year from our 2005 fiscal year-end. Contracts that meet qualifying criteria are accounted for as foreign currency cash flow hedges. Accordingly, the effective portion of gains and losses is deferred as a component of other comprehensive loss and is recognized in earnings at the time the hedged item affects earnings. Any gains and losses due to hedge ineffectiveness or related to contracts which do not qualify for hedge accounting are recorded in current period earnings in other income and expense. At December 31, 2005, the principal swaps to hedge intercompany debt did not meet qualifying criteria to receive hedge accounting and iGS appropriately recorded the net unrealized gain of $0.1 million as Other Income.

Substantially all of the Company’s foreign affiliates’ financial instruments are denominated in their respective functional currencies. (See Note 3 to the consolidated financial statements.)

Interest Rate Sensitivity

The Company is exposed to changes in interest rates primarily as a result of its intercompany debt borrowing and investing activities used to maintain liquidity and fund business operations. The nature and amount of the Company’s long-term and short-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. The Company’s net intercompany debt obligation totaled $11.0 million at December 31, 2005. The Company’s debt obligation is discussed in its Related Party Transactions Note 18.

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

Effect of Hypothetical 10% Fluctuation In Market Prices

Our primary net foreign currency exposure is primarily the Rupee (“INR”). The fair value of foreign exchange contracts is subject to changes in foreign currency exchange rates.

As of December 31, 2005, the potential gain or loss in the fair value of the Company’s outstanding foreign currency contracts assuming hypothetical 5%, 2% and 1% fluctuations in currency rates would be approximately:

	Valuation given X% decrease in Rupee / USD rate			Fair Value as of December 31, 2005	Valuation give X% increase in Rupee / USD rate
	(5%)	(2%)	(1%)		1%	2%	5%
Rupee to USD rate	42.798	44.149	44.600	45.050	45.501	45.951	47.303
Derivative Instruments	$0.4	$(0.6)	$(1.0)	$(1.2)	$(1.6)	$(2.0)	$(3.0)

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

For all significant foreign operations, the functional currency is the local currency. Assets and liabilities of these operations are translated at the exchange rate in effect at each period end. Statement of Operations accounts are translated at the average exchange rate prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included as a component of other comprehensive income (loss). Realized gains and losses from foreign currency transactions are included in net loss for the periods presented. Exchange rate transaction gains (losses) did not have a significant impact on operations for the year ended December 31, 2005.

Seasonality

Our operations are generally not affected by seasonal fluctuations. However, our consultants’ billable hours are affected by national holidays and vacation policies, which vary by country and by operating company.

Economic Trends and Outlook

Recent reporting data that focused on worldwide IT spending indicates that the IT industry is expected to grow 6% year-over-year to total approximately $796.8 billion through 2009.

We are committed to the BPO market so evidenced by our construction of our Whitefield campus, and our 2003 acquisitions that focused on serving the BPO market. We believe we have the necessary infrastructure in place to take advantage of our opportunities in the BPO market.

Recently Issued Accounting Standards

Share-based Payment

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB No. 123 (R), Share-based Payment. FASB No. 123 (R) requires employers to value share-based payments using the fair value method, eliminating the option to use the intrinsic method to value such payments. We will adopt the provisions of SFAS 123 (R) prospectively beginning in the first quarter of 2006. We are currently evaluating the effect of the provisions of this statement on our Consolidated Financial Statements.

In March 2005, the Financial Accounting Standards Board issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), an interpretation of SFAS 143. FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS 143 refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated, even if conditional on a future event. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of this standard did not have a material impact on our Consolidated Financial Statements.

In May 2005, the Financial Accounting Standards Board issued FASB Statement No. 154, “Accounting Changes and Error Corrections (as amended)” (“FASB 154”). This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. This Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this Statement.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Short-term investments are invested in highly liquid securities such as money market funds and certain corporate bonds with maturities of one year or less, and marketable equity securities. These securities are generally classified as available for sale and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. Part of this portfolio includes minority equity investments in several publicly traded companies, the values of which are subject to market price volatility. We have also invested in one privately held company (Air2Web), which can still be considered in the development stage. This type of investment has an inherent risk as the market for the technologies or products they have under development are typically in the early stages and may never materialize. We could lose our entire remaining investment in this company.

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

The Company’s consolidated financial statements for the year ended December 31, 2005 have been audited by BDO Seidman LLP, Independent Registered Public Accounting Firm, whose report thereon appears on page 39 of this Form 10-K.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

iGate Corporation

Pittsburgh, Pennsylvania

We have audited the accompanying consolidated balance sheet of iGate Corporation as of December 31, 2005 and the related consolidated statements of income, stockholders’ equity, and cash flows for the year ended December 31, 2005. We have also audited the accompanying Schedule II, Valuation of Qualifying Accounts. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of iGate Corporation at December 31, 2005, and the results of its operations and its cash flows for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of iGate Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 3, 2006, expressed an unqualified opinion thereon.

/s/ BDO Seidman LLP

Milwaukee, Wisconsin

March 3, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of iGATE Corporation:

In our opinion, the consolidated balance sheet as of December 31, 2004 and the related consolidated statements of operations, shareholders’ equity and comprehensive loss and cash flows for each of the two years in the period ended December 31, 2004 present fairly, in all material respects, the financial position of iGATE Corporation and its subsidiaries at December 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for each of the two years in the period ended December 31, 2004 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/S/    PRICEWATERHOUSECOOPERS LLP

Pittsburgh, Pennsylvania

April 29, 2005

iGATE CORPORATION

CONSOLIDATED BALANCE SHEETS

	At December 31,
	2005	2004
	(Dollars in thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$45,837	$28,201
Short-term investments	30,798	35,863
Accounts receivable, net of allowance for uncollectible accounts of $1,776 and $3,892, respectively	39,456	47,451
Unbilled receivables	10,023	13,912
Employee advances	1,140	1,353
Prepaid and other current assets	6,097	5,632
Prepaid income taxes	1,060	435
Deferred income taxes	1,058	2,304

Total current assets	135,469	135,151

Investments in unconsolidated affiliates	1,050	3,951

Land, building, equipment and leasehold improvements, at cost:
Land and building	9,976	8,124
Equipment	53,088	47,931
Leasehold improvements	3,138	3,209

	66,202	59,264
Less—accumulated depreciation	(37,663)	(33,450)

Net land, building, equipment and leasehold improvements	28,539	25,814

Goodwill	8,851	9,398
Intangible assets, net	3,565	5,918

Total assets	$177,474	$180,232

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,958	$8,636
Accrued payroll and related costs	16,304	16,662
Accrued income taxes	—	2,019
Other accrued liabilities	8,163	9,555
Restructuring reserve	2,355	3,692
Deferred revenue	362	653
Current liabilities of discontinued operations	—	88

Total current liabilities	33,142	41,305
Restructuring reserve	2,422	3,777
Other long-term liabilities	422	564
Deferred income taxes	9,718	9,520

Total liabilities	45,704	55,166

Minority interest	14,098	13,366
Shareholders’ equity:
Preferred Stock, without par value: 20,000,000 shares authorized, 1 share of Series A Preferred Stock held in treasury in 2005 and 2004, respectively	—	—
Common Stock, par value $0.01 per share: 100,000,000 shares authorized, 53,756,638 and 53,502,448 shares issued at December 31, 2005 and 2004, respectively	538	535
Additional paid-in capital	162,278	161,345
Accumulated deficit	(29,741)	(36,710)
Deferred compensation	(1,119)	(1,934)
Common Stock held in treasury, at cost, 990,102 shares at December 31, 2005 and 2004, respectively	(14,714)	(14,714)
Accumulated other comprehensive income	430	3,178

Total shareholders’ equity	117,672	111,700

Total liabilities and shareholders’ equity	$177,474	$180,232

The accompanying notes are an integral part of these consolidated financial statements.

iGATE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands, except per share data)
Revenues	$275,992	$264,585	$240,634
Cost of revenues	205,110	197,577	171,654

Gross margin	70,882	67,008	68,980
Selling, general and administrative	67,483	82,079	72,936
Gain on sale of land	—	(3,615)	—
Restructuring (recovery) charges	(481)	5,805	604

Income (loss) from operations	3,880	(17,261)	(4,560)
Interest income	2,123	901	2,657
Interest expense	(204)	(143)	(155)
Other (expense) income, net	(2,194)	616	(942)
Equity in income (losses) of affiliated companies	338	(335)	(99)
Minority interest	(261)	(677)	(312)
Gain on sale of stock of subsidiaries	5,549	—	—
Loss on venture investments and affiliated companies, net	(2,149)	—	(28)

Income (loss) before income taxes	7,082	(16,899)	(3,439)
Income tax expense (benefit)	113	5,130	2,179

Income (loss) from continuing operations	6,969	(22,029)	(5,618)
Income (loss) from discontinued operations, net of income taxes	—	3,818	(3,402)

Net income (loss)	$6,969	$(18,211)	$(9,020)

Net earnings (loss) per common share, basic:
Earnings (loss) from continuing operations	$0.13	$(0.42)	$(0.11)
Earnings (loss) from discontinued operations	—	0.07	(0.07)

Net earnings (loss)—basic	$0.13	$(0.35)	$(0.17)

Net earnings (loss) per common share, diluted:
Earnings (loss) from continuing operations	$0.13	$(0.42)	$(0.11)
Earnings (loss) from discontinued operations	—	0.07	(0.07)

Net earnings (loss)—diluted	$0.13	$(0.35)	$(0.17)

Weighted average common shares, basic	52,530	52,721	51,697

Weighted average common shares, diluted	52,734	52,721	51,697

The accompanying notes are an integral part of these consolidated financial statements.

iGATE CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

	Common Stock		Series A Preferred Shares	Additional Paid-in Capital	Accumulated (Deficit)	Deferred Compensation	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Comprehensive Income/(Loss)
	Shares	Par Value
	(Dollars in thousands)
Balances, December 31, 2002	51,442,450	$525	—	$143,568	$(9,479)	$(102)	$(14,714)	$(2,649)	$117,149

Exercise of stock options, including tax benefit recognized of $0.3 million	273,422	3	—	891	—	—	—	—	894
Shares sold to employees	108,036	1	—	308	—	—	—	—	309
Restricted stock award	—	—	—	15,569	—	(10,462)	—	—	5,107
Amortization of deferred compensation	—	—	—	—	—	1,631	—	—	1,631
Comprehensive income:
Unrealized gain on investments, net of tax of $0.4 million	—	—	—	—	—	—	—	670	670	$670
Reclassification adjustment for gains realized in net loss	—	—	—	—	—	—	—	(760)	(760)	(760)
Currency translation adjustment	—	—	—	—	—	—	—	6,155	6,155	6,155
Net loss	—	—	—	—	(9,020)	—	—	—	(9,020)	(9,020)

										$(2,955)

Balances, December 31, 2003	51,823,908	$529	—	$160,336	$(18,499)	$(8,933)	$(14,714)	$3,416	$122,135

Exercise of stock options, including tax benefit recognized of $0.3 million	178,173	1	—	802	—	—	—	—	803
Treasury stock transactions	(25,659)	—	—	—	—	—	—	—	—
Shares issued to employees	455,924	4	—	1,327	—	—	—	—	1,331
Restricted stock award	80,000	1	—	293	—	(294)	—	—	—
Modification of Quintant acquisition agreement	—	—	—	(1,413)	—	—	—	—	(1,413)
Amortization of deferred compensation	—	—	—	—	—	7,293	—	—	7,293
Comprehensive income:
Unrealized loss on investments, net of tax	—	—	—	—	—	—	—	(73)	(73)	$(73)
Reclassification adjustment for gains realized in net loss	—	—	—	—	—	—	—	(121)	(121)	(121)
Currency translation adjustment	—	—	—	—	—	—	—	(44)	(44)	(44)
Net loss	—	—	—	—	(18,211)	—	—	—	(18,211)	(18,211)

										$(18,449)

Balances, December 31, 2004	52,512,346	$535	—	$161,345	$(36,710)	$(1,934)	$(14,714)	$3,178	$111,700

Exercise of stock options, including tax benefit recognized of $0.1 million	254,190	3	—	933	—	—	—	—	936
Amortization of deferred compensation	—	—	—	—	—	815	—	—	815
Comprehensive income:
Reclassification adjustment for gains realized in net income	—	—	—	—	—	—	—	(65)	(65)	$(65)
Currency translation adjustment	—	—	—	—	—	—	—	(2,683)	(2,683)	(2,683)
Net income	—	—	—	—	6,969	—	—	—	6,969	6,969

										$4,221

Balances, December 31, 2005	52,766,536	$538	—	$162,278	$(29,741)	$(1,119)	$(14,714)	$430	$117,672

(1)	The Company has reclassified all stock held in Treasury to reflect only outstanding common stock.

The accompanying notes are an integral part of these consolidated financial statements.

iGATE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Operations:
Net income (loss)	$6,969	$(18,211)	$(9,020)
Adjustments to reconcile net income (loss) to cash provided (used) by operations:
(Income) loss from discontinued operations, net of tax	—	(3,818)	3,402
Depreciation and amortization	10,915	8,720	5,935
Gain on sale of stock of subsidiaries	(5,549)	—	(296)
Gain on sale of land	—	(3,615)	—
Gain on other investments	(206)	—	(866)
Unrealized loss on derivative instruments	1,263	—	—
Bad debt (recovery) expense	(949)	2,735	253
Deferred income taxes, net	1,017	2,972	517
Loss on venture investments and affiliated companies, net	2,149	—	324
Loss on impairment of property and equipment	—	373	—
Equity in (income) losses of affiliated companies	(338)	335	99
Minority interest	261	677	312
Stock issued to employees	—	1,331	—
Discount on stock sold to employees	606	1,811	—
Amortization of deferred compensation	815	7,293	1,631
Working capital items excluding effects of divestitures:
Accounts receivable and unbilled receivables	3,909	(15,565)	(4,668)
Employee advances	167	689	(39)
Prepaid and other current assets	(822)	1,320	3,436
Accounts payable	1,248	(590)	2,225
Accrued and other current liabilities	(4,865)	8,042	(12,603)
Restructuring reserves	(2,273)	(2,891)	(2,535)
Deferred revenue	(274)	(369)	(2,843)

Net cash flows provided (used) by continuing operations	14,043	(8,761)	(14,736)

Cash flows (used) provided by operating activities of discontinued operations	(88)	1,002	596

Net cash flows provided (used) by operating activities	13,955	(7,759)	(14,140)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to equipment and leasehold improvements, net	(12,199)	(14,934)	(6,305)
Purchases of investments	(22,347)	(36,359)	(8,003)
Sales of investments	27,288	40,689	21,399
Sales of investments in unconsolidated affiliates	678	—	1,418
Investments in unconsolidated affiliates	—	(1,612)	(1,942)
Acquisitions, net of cash acquired	—	(648)	(15,396)
Proceeds from sale of land	—	4,780	—
Proceeds from sale of affiliates, net of cash	9,310	7,180	—
Contingent consideration for acquisitions	—	—	(1,026)

Net cash flows provided (used) by investing activities	2,730	(904)	(9,855)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on secured financing	(301)	—	—
Proceeds from issuance of stock by subsidiary	—	1,092	—
Net proceeds from exercise of stock options	1,166	1,880	1,033

Net cash flows provided by financing activities	865	2,972	1,033

Effect of currency translation	86	(2,241)	2,302

Net change in cash and cash equivalents	17,636	(7,932)	(20,660)
Cash and cash equivalents, beginning of year	28,201	36,133	56,793

Cash and cash equivalents, end of year	$45,837	$28,201	$36,133

SUPPLEMENTAL DISCLOSURE:
Cash payments for income taxes	$1,218	$576	$908

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized (loss) gain on investments and derivative instruments	$(1,263)	$(194)	$(90)

Common stock issued for acquisition	$—	$—	$15,569

Capitalized leases	$301	$769	$—

The accompanying notes are an integral part of these consolidated financial statements.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005 AND 2004

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

(d) Reclassifications

Certain amounts in previously issued financial statements were reclassified to conform to 2005 presentations. See Note 13 for further information.

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

(g) Accounts Receivable and Unbilled Receivables

The Company extends credit to clients based upon management’s assessment of their creditworthiness. Substantially all of the Company’s revenues (and the resulting accounts receivable) are from Fortune 1000 companies, major systems integrators and governmental agencies.

Unbilled receivables represent amounts recognized as revenues for the periods presented based on services performed in accordance with the terms of client contracts that will be invoiced in subsequent periods.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2005 AND 2004

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

In evaluating these factors above, management presumes a decline in value to be other-than-temporary if the market price of the security is 20% or more below the investment’s cost basis for a period of six months or more (the “20% criteria”). However, the presumption of an other-than-temporary decline in these instances may be overcome if there is persuasive evidence indicating that the decline is temporary in nature (e.g., strong operating performance of investee, historical volatility of investee, etc.). Additionally, there may be instances where impairment losses are recognized even if the 20% criteria is not satisfied (e.g., plan to sell the security in the near term and the fair value is below the Company’s cost basis). During 2003, the Company incurred impairment losses deemed to be other-than-temporary. These impairments are disclosed in Note 4. No such impairment losses were incurred in 2005 or 2004.

For investments accounted for using the cost or equity method of accounting, management evaluates information (e.g., budgets, business plans, financial statements, etc.) in addition to quoted market price, if any, in determining whether an other-than-temporary decline in value exists. Factors indicative of an other-than-temporary decline include recurring operating losses, credit defaults and subsequent rounds of financings at an amount below the cost basis of an investment. This list is not all inclusive and management weighs all

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2005 AND 2004

quantitative factors in determining if an other-than-temporary decline in value of an investment has occurred. In 2005, the Company recorded an impairment of $2.5 million on its investment in Concours, Inc. There were no impairments recorded in 2004.

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

The estimated useful lives of depreciable assets are as follows:

Building	25 years
Laptop Computers	18 months
Equipment	3–5 years
Leasehold Improvements	Shorter of the life of the improvement or lease term ranging from 3 to 10 years

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

The cost of other acquired intangibles is amortized on a straight-line basis over their estimated useful lives.

The estimated useful lives of intangible assets are as follows:

Intellectual property	3–5 years
Customer relationships	3–6 years
Beneficial employment contracts	2–4 years

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2005 AND 2004

Historically, the government of India has provided incentives, in the form of tax holidays, to encourage foreign investment. Under the Indian Income Tax Act, 1961, the Company’s Indian subsidiary is eligible to claim a tax holiday for 10 consecutive assessment years on profits derived from the export of software services from divisions registered under the Software Technology Parks at Bangalore, Chennai and Pune. The benefits of the holiday began to expire for certain of the units in 2005.

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

(n) Minority Interest

Minority interest represents the proportionate share of outside equity holders. At December 31, 2005 and 2004, the Company had outside equity holders for the following Companies:

	Percentage Outside Ownership
	2005	2004
iGATE Global Solutions Ltd. (“iGS”)	18.4%	17.9%
Quintant, Inc. (Quintant)	18.4%	17.9%
DiagnoSearch	5%	5%

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

(p) Derivatives Instruments and Hedging Activities

The Company uses derivative financial instruments for the purpose of hedging currency, price, and interest rate exposures, which exist as part of ongoing business operations. The Company carries derivative instruments on the balance sheet at fair value, determined by reference to quoted market prices. Derivatives are included in other assets and other liabilities based on the instrument’s fair value. The accounting for changes in the fair value

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2005 AND 2004

of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. The cash flows related to derivative instruments are classified in the consolidated statements of cash flows within operating activities as a component of other items, net.

The Company recorded $1.2 million in other expense in 2005 and $0.1 million in other income in 2004 related to its foreign currency hedging transactions.

(q) Stock-Based Employee Compensation

The Company has stock-based employee compensation plans, which are described more fully in Note 11. SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”) gives companies the option to adopt the fair value method for expense recognition of employee stock options or to continue to account for employee stock options using the intrinsic value method, as outlined under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). The Company has elected to continue to apply the intrinsic value method to account for employee stock options and discloses the pro-forma effect as if the fair value method had been applied. The following table illustrates the effect on net earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	Year ended December 31,
	2005	2004	2003
	(in thousands, except per share amounts)
Net income (loss), as reported	$6,969	$(18,211)	$(9,020)
Add: Deferred compensation expense reported in earnings	815	14,296	1,631
Less: Total stock-based employee compensation expense determined under fair value method for all awards and deferred compensation expense	(2,385)	(15,076)	(2,298)

Pro-forma net income (loss)	$5,399	$(18,991)	$(9,687)

Earnings (loss) per share:
Basic and diluted
As reported	$0.13	$(0.35)	$(0.17)

Pro-forma	$0.10	$(0.36)	$(0.19)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair values of options granted and the assumptions used are as follows:

Year Ended December 31, 2005	iGATE	iGS
Weighted average fair values of options granted during 2005	$2.76	$3.01
Risk-free interest rate	4.0%	4.0%
Expected dividend yield	0.0%	0.0%
Expected life of options	5 years	4 years
Expected volatility rate	85.4%	63.8%

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2005 AND 2004

Year Ended December 31, 2004	iGATE	iGS
Weighted average fair values of options granted during 2004	$3.28	$6.40
Risk-free interest rate	3.5%	3.4%
Expected dividend yield	0.0%	0.0%
Expected life of options	5 years	4 years
Expected volatility rate	89.8%	75.5%

Year Ended December 31, 2003	iGATE	iGS
Weighted average fair values of options granted during 2003	$4.00	$4.21
Risk-free interest rate	3.3%	3.5%
Expected dividend yield	0.0%	0.0%
Expected life of options	5 years	4 years
Expected volatility rate	66.0%	73.0%

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

(s) Revenue Recognition

The Company recognizes revenue on time-and-materials contracts as the services are performed. Revenue is earned when the Company’s consultants are working on projects. Revenue recognition is negatively impacted by national holidays and consultant vacation and sick days. Revenues on fixed-price contracts are recognized using the proportional performance method. Performance is determined by relating the actual cost of work performed to date to the estimated total cost for each contract and revenue is recognized based upon costs incurred by the Company’s consultants during the period. If the Company’s estimates indicate a loss on a particular fixed-price contract, we record a provision for the estimated loss without regard to the stage of completion. Changes in job performance, conditions and estimated profitability may result in revisions to costs and revenues and are recognized in the period in which the changes are identified. Contracts with deliverables or project milestones recognize revenue as the deliverables or project milestones are achieved. Contracts with deliverables or project milestones can provide for certain penalties if the deliverables or project milestones are not met within contract timelines. Certain maintenance type contracts with no stated deliverables, with a designated workforce assigned, recognize revenues on a straight-line basis over the life of the contract, which are typically one year in duration. Revenue on these contracts is ratable and predetermined based upon the negotiated contract.

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

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2005 AND 2004

basis because we retain credit risk and are the primary obligor to our client. All revenue derived from services provided by our employees or other independent contractors who work directly for us are recorded as direct revenue.

(t) Software Implementation Costs

The Company accounts for costs incurred for its own information systems upgrades in accordance with Statement of Position 98-1 (SOP 98-1) “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. SOP 98-1 requires that both internal and external costs incurred during the preliminary project stage should be charged to operations as incurred. Such costs incurred during the application development stage should be capitalized; training costs incurred in this stage should, however, be expensed. Costs of upgrades and enhancements should be capitalized (but only during the application development stage) if it is probable that the expenditures will result in added functionality for the software. During the post-implementation/operation stage, training costs (both internal and external) and maintenance costs should be charged to operations.

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

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2005 AND 2004

(x) Net Income per Share

The Company calculates net income per share based on the weighted average number of common shares outstanding and restricted shares included in this calculation are determined using the treasury stock method. Because the Company was in an income position, it did include all stock options outstanding whose exercise price were below the average market price.

(y) Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB No. 123 (R), Share-based Payment. FASB No. 123 (R) requires employers to value share-based payments using the fair value method, eliminating the option to use the intrinsic method to value such payments. The Company will adopt the provisions of SFAS (R) prospectively beginning in the first quarter of 2006. The Company is currently evaluating the effect of the provision of this statement on its Consolidated Financial Statements.

In March 2005, the Financial Accounting Standards Board issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), an interpretation of SFAS 143. FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS 143 refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated, even if conditional on a future event. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of this standard did not have a material impact on our Consolidated Financial Statements.

In May 2005, the Financial Accounting Standards Board issued FASB Statement No. 154, “Accounting Changes and Error Corrections (as amended)” (“FASB 154”). This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. This Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this Statement.

2.	Restricted Cash and Investments

The Company has short-term investments consisting of money market funds and corporate bonds that totaled $30.8 million and $35.9 million at December 31, 2005 and 2004, respectively. Approximately $5.8 million and $10.9 million of these funds at December 31, 2005 and 2004 are to be used exclusively by iGS due to Indian governmental restrictions.

The Company had compensating balances classified on the Consolidated Balance Sheet as short-term investments which consisted of money market funds that totaled $25.0 million at December 31, 2005 and 2004. The restrictions related to the Credit Facility are discussed in Note 7. The compensating balance may be withdrawn, but the availability of short-term lines of credit is dependent upon maintenance of such compensating balances.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2005 AND 2004

3.	Derivative Instruments and Hedging Activities

Summarized below are derivatives instruments consisting of foreign exchange contracts and a principal only SWAP agreement whose carrying values are not equal to their fair value at December 31, 2005. Fair values are based on quoted market prices at prevailing exchange rates and other available market information.

LIST OF OUTSTANDING HEDGE TRANSACTIONS ON DECEMBER 31, 2005

	Maturity Date Ranges	Strike Price at Rupee Rate Ranges	Amount		Option	Net Unrealized Gains/(Losses) December 31, 2005
			(Dollars in Thousands)
FORWARD CONTRACTS
From:	February 28, 2006	43.90
To:	August 31, 2006	44.25

Subtotal			$11,000			$(298)

CURRENCY OPTION CONTRACTS
From:	January 27, 2006	43.15	$17,500		Buy/Sell Put
To:	December 29, 2006	44.77	$24,500		Buy/Sell Call

Subtotal			$42,000			$(643)

FAIR VALUE HEDGES
From:	March 31, 2006	43.975
To:	April 28, 2006	44.193

Subtotal			$17,000			$(397)

PRINCIPAL SWAPS

	September 29, 2006		$886	USD		$0
			1,500	SGD

	September 29, 2006		$601	USD		$20
			500	EURO

	September 28, 2006		$1,555	USD		$40
			175,000	JPY

	September 28, 2006		$3,104	USD		$41
			1,750	GBP

Subtotal						$101

Total						$(1,237)

The net unrealized gains/(losses) were calculated using a Rupee Exchange rate of 45.050.

In 2005, iGS has entered into forward contracts to hedge intercompany cash flows. These contracts will mature within one year from the Company’s fiscal year-end. As each contract matures, iGS will receive Rupees at the contracted (“strike price”) rate while delivering the USD equivalent of Rupees at the prevailing Rupee exchange rate. Contracts that meet qualifying criteria are accounted for as foreign currency cash flow hedges. Accordingly, the effective portion of gains and losses is deferred as a component of other comprehensive loss

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2005 AND 2004

and is recognized in earnings at the time the hedged item affects earnings. Any gains and losses due to hedge ineffectiveness or related to contracts which do not qualify for hedge accounting are recorded in current period earnings in other income and expense. At December 31, 2005 these forward contracts did not meet qualifying criteria to receive hedge accounting and, as such, iGS appropriately recorded the net unrealized loss of $0.3 million as Other Expense.

In 2005, iGS has entered into option contracts to hedge intercompany cash flows. These contracts mature within one year from the Company’s fiscal year-end. As each contract matures and dependent upon prevailing Rupee exchange rates, iGS will have the option to either buy USDs at each contracted “put” strike price or sell USDs at each contracted “call” strike price. Contracts that meet qualifying criteria are accounted for as foreign currency cash flow hedges. Accordingly, the effective portion of gains and losses is deferred as a component of other comprehensive loss and is recognized in earnings at the time the hedged item affects earnings. Any gains and losses due to hedge ineffectiveness or related to contracts which do not qualify for hedge accounting are recorded in current period earnings in other income and expense. At December 31, 2005 these option contracts did not meet qualifying criteria to receive hedge accounting and, as such, iGS appropriately recorded the net unrealized loss of $0.6 million as Other Expense.

In 2005 all fair value hedges were deemed to be ineffective due to the lack of an underlying asset or transaction to be hedged. They will expire within six months. At December 31, 2005 iGS approximately recorded $0.4 million as Other Expense.

In 2005, iGS has entered into principal swaps to hedge intercompany debt from iGS to iGATE. These contracts will mature within one year from the Company’s fiscal year-end. Contracts that meet qualifying criteria are accounted for as foreign currency cash flow hedges. Accordingly, the effective portion of gains and losses is deferred as a component of other comprehensive loss and is recognized in earnings at the time the hedged item affects earnings. Any gains and losses due to hedge ineffectiveness or related to contracts which do not qualify for hedge accounting are recorded in current period earnings in other income and expense. At December 31, 2005, the principal swaps to hedge intercompany debt did not meet qualifying criteria to receive hedge accounting and iGS appropriately recorded the net unrealized gain of $0.1 million as Other Income.

Substantially all of the Company’s foreign affiliates’ financial instruments are denominated in their respective functional currencies. Accordingly, exposure to exchange risk on foreign currency financial instruments is not material.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2005 AND 2004

4.	Investments in Unconsolidated Affiliates

The Company’s investments in unconsolidated affiliates, and its percentage of ownership interests, are presented at December 31, 2005, 2004 and 2003, respectively. The investments are grouped by the applicable method of accounting. All ownership interests set forth on the table have been calculated based on the issued and outstanding common stock of each entity, assuming the issuance of common stock on the conversion or exercise of preferred stock and convertible notes, but excluding the effect of unexercised options and warrants.

	Percentage Owned December 31,
	2005	2004	2003
Available-for-sale equity securities:
Red Hat, Inc. (“Red Hat”)	*	*	*

Cost method of accounting:
Air2Web, Inc. (Air2Web)**	14%	14%	14%
Peopleclick, Inc.***	3%	3%	3%
The Concours Group****	4%	4%	4%

Equity method of accounting:
CIBER India Pvt Ltd.(1)	82%	40%	44%
Software AG (India) Private Ltd.	40%	40%	44%

*	Denotes less than 1%.
**	During 2003 and 2002, the Company recorded impairment charges against its investment in Air2Web due to the Company’s belief that there was an other-than-temporary decline in the value of the security. In addition, the Company’s investments in Ordercare, Inc. (“Ordercare”), Bluewater Information Convergence, Inc. (“Bluewater”), Brainbench, Inc. (“Brainbench”), Xpede, Inc. (“Xpede”) and Escend Technologies, Inc. (“Escend”) have been impaired in prior periods to reflect the Company’s belief that no return on capital will be realized.
***	On August 19, 2002, itiliti, a company that was acquired in 2001, sold its assets and liabilities to Peopleclick, Inc. (“Peopleclick”) for approximately 3% of Peopleclick’s outstanding common stock. The Company has a $0 basis in its itiliti shares and has continued to assign a $0 basis to its investment in itiliti. Prior to the August 2002 sale of Peopleclick, the Company owned 49% of itiliti.
****	During the fourth quarter of 2005, the Company recorded an impairment charge related to its investment in Coucours.
(1)	During the fourth quarter of 2005 iGS purchased the remaining 51% interest of CIBER, India Pvt. Ltd, (“CIBER”), an Indian based joint venture originally started in 2003 by CIBER, Inc. and iGS, for a nominal amount. The acquisition was deemed to be immaterial not requiring pro-forma disclosure. Assets acquired were insignificant not requiring a purchase price allocation.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2005 AND 2004

Carrying Value and Cost Basis of Investments in Unconsolidated Affiliates

The following table summarizes the Company’s investments in unconsolidated affiliates as of December 31, 2005 and 2004. Ownership interests are classified according to applicable accounting methods.

	December 31, 2005		December 31, 2004
	Carrying Value	Cost Basis	Carrying Value	Cost Basis
	(Dollars in thousands)
Available-for-sale equity securities	$—	$—	$464	$358
Equity method of accounting	472	172	316	468
Cost method of accounting	578	3,020	3,171	3,020

	$1,050	$3,192	$3,951	$3,846

All equity method investments are deemed to be immaterial to the financial operations of the Company.

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

In 2005, the Company sold its remaining shares of ScanSoft realizing a gain of approximately $0.3 million. The Company evaluated its investment in Concours and based upon their evaluation recorded an impairment charge on their investment in the amount of $2.5 million. The Company’s evaluation considered Concours’ operating results, operating cash flow as well as future operating budgets and forecasts.

Equity in Losses of Affiliated Companies

The Company incurred equity income of $0.3 million in 2005 compared to losses of $0.3 million in 2004 related to the CIBER and Software AG joint ventures.

Gain on Sale of Stock of Subsidiaries

On November 15, 2005, the Company sold its wholly owned affiliate, iGATE Mastech Ltd. (“Canada”) for total net proceeds of $9.3 million. On the closing date, the Company received $8.4 million in net cash and $0.9 million in the form of a promissory note and an escrow account that will be paid once certain conditions subsequent to closing were met. The promissory note is included in the Company’s other assets section of its Consolidated Balance Sheet. The Company recognized a gain on the sale of stock of its subsidiaries in the amount of $5.5 million. The sale of Canada was not a material disposition and did not require pro-forma disclosure.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2005 AND 2004

Components of Other Comprehensive Loss on Available for Sale Securities

The following table summarizes the Company’s changes in other comprehensive loss on available for sale securities as of December 31, 2005, 2004 and 2003 (in thousands):

	2005	2004	2003
Gross unrealized (loss) gain	$—	$(122)	$1,112
Reclassification adjustment for gains realized in net income	(65)	(121)	(760)
Taxes allocated to unrealized (gain) loss	—	49	(442)

Change in other comprehensive income	$(65)	$(194)	$(90)

5.	Goodwill and Intangible Assets

The following tables present the reconciliation of changes in carrying value of goodwill and amortizable intangible assets for the years ended December 31, 2005 and 2004 (in thousands):

	iGATE Solutions	iGATE Professional Services	iGATE Corporate	Consolidated
Goodwill at December 31, 2003	$7,857	$216	$551	$8,624
Adjustments	—	—	22	22
Foreign currency translation effect	752	—	—	752

Goodwill at December 31, 2004	8,609	216	573	9,398
Foreign currency translation effect	(547)	—	—	(547)

Goodwill at December 31, 2005	$8,062	$216	$573	$8,851

	December 31, 2005		December 31, 2004
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortizable intangible assets:
Intellectual property	$570	$437	$570	$245
Customer relationships	6,642	3,882	6,642	2,270
Employment contracts	1,720	1,105	1,720	661
Other costs	314	257	314	152

Total	$9,246	$5,681	$9,246	$3,328

Amortization expense related to identifiable intangible assets was $2.4 million, $2.3 million and $1.0 million for the years ended December 31, 2005, 2004 and 2003, respectively. Estimated annual amortization for the years ended December 31, 2006 through 2009 is shown below:

2006	$1,619
2007	$943
2008	$694
2009	$309

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2005 AND 2004

6.	Restructuring, Merger and Goodwill Impairment Charges

In 2004, the Company restructured its Canadian and United Kingdom operations. The Company incurred $0.9 million of early exit costs associated with its Toronto, Canada office. The Company incurred approximately $4.9 million related to the closing of its Red Brigade Ltd. office in Bracknell, UK, which was comprised of $4.6 million of early exit costs associated with the closing and $0.3 million of non cash charges related to write-offs of leasehold improvements associated with the leased property. As part of the restructuring six employees were eliminated. These employees were executive level, administrative and back office support. In 2005, the Company sold its Canadian operation and recovered $0.5 million of costs that were previously recorded as restructuring expenses.

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

In the third quarter of 2001, the continued economic downturn caused the Company to perform an extensive review of its operations and certain overhead costs associated with each reportable segment. In August 2001, the Company approved a restructuring plan (the “plan”). Based upon its revenue trends and the general economic environment, the Company decided to put a plan in place that would serve to cut excess costs in certain of the operating segments. As part of this plan, the Company recorded severance costs in the amount of $1.0 million. The Company reduced employee headcount by 84. These employees ranged from executive level through administrative assistants, and affected the iGATE Solutions, iGATE Professional Services and iGATE Corporate segments. The Company also recorded a $2.4 million charge for a bonus for one of its key executives. The Company also performed an extensive fixed asset inventory in each reportable segment, in order to identify any fixed assets, such as laptops and computer equipment that were deemed to be in excess due to the headcount reduction. Based upon the fixed asset inventory, the Company recorded write-downs of $2.1 million. These write-downs of excess equipment were recorded in the iGATE Solutions, iGATE Professional Services and iGATE Corporate segments. The Company also decided to exit its training function at the iGATE Corporate level in favor of a more decentralized approach. Exit costs associated with the training department were $0.8 million and consisted of education-related licensing agreements entered into that would no longer be utilized. In

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2005 AND 2004

the iGATE Professional Services segment, the Company recorded a charge of $1.3 million for lease costs associated with the closure of its office in San Francisco. The Company’s total charge for the plan totaled $7.6 million. These steps were necessary due to declines in demand and overall headcount.

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

The components of the restructuring charges and the restructuring accrual at December 31, 2005, 2004 and 2003 are as follows:

(in thousands)	Accrued December 31, 2002	Charged to Expense	Asset Write- downs	Foreign Currency Translation Effect	Cash Expenditures	Accrued December 31, 2003
2003 severance and related items	$—	$80	$—	$—	$—	$80
2002 severance and related items	282	—	—	—	(282)	—
2002 lease costs of office closure	2,195	524	—	3	(1,241)	1,481
2001 severance, bonus and related items	2,355	—	—	45	(595)	1,805
2001 lease costs of office closure	1,611	—	—	98	(417)	1,292

Total	$6,443	$604	$—	$146	$(2,535)	$4,658

(in thousands)	Accrued December 31, 2003	Charged to Expense	Asset Write- downs	Foreign Currency Translation Effect	Cash Expenditures	Accrued December 31, 2004
2004 lease costs of office closure	$—	$5,288	$—	$236	$(170)	$5,354
2004 fixed assets write-downs	—	373	(373)	—	—	—
2004 severance and related items	—	144	—	—	(144)	—
2003 severance and related items	80	—	—	—	(80)	—
2002 lease costs of office closure	1,481	—	—	—	(1,099)	382
2001 severance, bonus and related items	1,805	—	—	14	(1,209)	610
2001 lease costs of office closure	1,292	—	—	20	(189)	1,123

Total	$4,658	$5,805	$(373)	$270	$(2,891)	$7,469

(in thousands)	Accrued December 31, 2004	Credited to Expense	Asset Write- downs	Foreign Currency Translation Effect	Cash Expenditures	Accrued December 31, 2005
2004 Lease costs of office closure	$5,354	$(386)	$—	$(417)	$(692)	$3,859
2002 Lease costs of office closure	382	—	—	—	(314)	68
2001 Severance, bonus and related items	610	—	—	—	(610)	—
2001 Lease costs of office closure	1,123	(95)	—	(2)	(176)	850

Total	$7,469	$(481)	$—	$(419)	$(1,792)	$4,777

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2005 AND 2004

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

There was no goodwill impairment in 2005 and 2004.

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

7.	Credit Facilities

On September 14, 2005, the Company renewed its secured credit facility (“Renewed Facility”) with PNC Bank N.A. (“PNC”). The Renewed Facility provides a maximum loan amount of $25.0 million and is secured entirely by the Company’s cash and cash equivalents. The provisions of the Renewed Facility requires the Company to maintain unrestricted cash and cash equivalents of at least $30.0 million and maintain tangible net worth of at least $88.0 million. The Company had letters of credit outstanding in the amount of $0.4 million and $0.3 million on the Renewed Facility as of December 31, 2005 and 2004, respectively.

8.	Commitments

Lease Commitments

The Company rents certain office facilities and equipment under noncancelable operating leases, which provide for the following future minimum rental payments as of December 31, 2005:

	Outside Parties	Related Parties	Total Amount
	(dollars in thousands)
Period ending December 31,
2006	$4,853	$408	$5,261
2007	2,788	389	3,177
2008	2,201	275	2,476
2009	1,489	—	1,489
2010	907	—	907
Thereafter	959	—	959

Total	$13,197	$1,072	$14,269

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2005 AND 2004

Rental expense was approximately $6.6 million, $6.1 million and $4.9 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Other Commitments

As discussed in Note 6, the Company negotiated a severance bonus for a key executive in connection with a restructuring plan in 2001. At December 31, 2001, the Company recorded a liability in the amount of $2.4 million, which was the present value of the future obligation under the agreement. The interest rate used to discount the liability was 5.75%. The Company paid the executive $1.3 million and $1.0 million, in 2005 and 2004, respectively, as part of the agreement. The Company will ultimately pay the executive $4.0 million through the expiration of the agreement on October 1, 2006.

As part of the Company’s acquisition of a 95% interest in DiagnoSearch, the Company may be required to fund their existing operations for an amount up to $3.0 million, based upon mutually agreed upon operating needs. The Company funded $0.3 million, $0.5 million and $0.3 million in 2005, 2004 and 2003 respectively, and may be required to fund DiagnoSearch operations in 2006 and in subsequent years.

The Company has committed to building Phase III of its campus located in Bangalore. Total estimated costs of the project will approximate $7.5 million. Phase I was completed in February 2004 and Phase II was completed in December 2005. The Company has funded the project through a combination of available cash reserves and short-term investments.

9.	Contingencies

In the ordinary course of our business, the Company is involve in a number of lawsuits and administrative proceedings. While uncertainties are inherent in the final outcome of these matters, Company management believes, after consultation with legal counsel, that the disposition of these proceedings should not have a material adverse effect on our financial position, results of operations or cash flows.

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

The Company is currently involved in a lawsuit in Australia with Cytel Pty. Ltd. (“Cytel”) regarding the adequacy of services provided by the Company to Cytel. Cytel is seeking $3.8 million in damages. The Company considers the claim completely frivolous and merely an attempt to avoid paying the Company less than $0.1 million for services previous rendered. The Company believes that the claim is covered by its insurance policies, and out-of pocket costs to the Company will be limited to its deductible, which is less than $0.1 million.

iGS has entered in to a service agreement with a customer that provides the customer the option to take an equity stake in iGS for up to 5% of iGS’ outstanding voting shares. The customer may purchase iGS shares is solely at their discretion and must notify iGS of their intention to purchase within thirty days of the purchase.

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

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2005 AND 2004

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

In conjunction with the Modified Quintant Transaction Structure, the Company was required to accelerate its recognition of unearned compensation expense in the amount of $5.1 million, which consisted of $3.1 million related to the cancellation of 2.1 million shares of Company restricted stock and $2.0 million related to the cancellation of $0.00 exercise price stock options. In addition, the Company recognized $0.5 million of compensation expense related to iGS shares purchased at a discount by the Quintant Co-Founders. At December 31, 2005, the Company had $1.0 million of deferred compensation to be recognized over future periods. These costs were recorded as part of the iGATE Solutions segments.

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

On August 20, 2003, 0.3 million iGS options were issued at a $2.18 exercise price with a market value of $5.11 per share on the same date. On August 22, 2003, 0.5 million iGS options were issued at $2.53 exercise price with a market value of $5.39 on the same date. Deferred compensation is being recognized ratably over a four year vesting period. Deferred compensation recognized for the years ended December 31, 2005, 2004 and 2003, respectively, was approximately $0.7 million, $0.6 million and $0.2 million for these options.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2005 AND 2004

Other Stock Transactions

On October 1, 2004, the Company awarded 0.1 million shares of restricted Company Common Stock to a key executive as part of his employment agreement. These shares vest ratably over a two year period with a compensation charge equal to the fair value of the shares awarded at date of grant. Had compensation costs for these shares been determined consistent with SFAS 123, net loss and loss per share for the year ended December 31, 2004 would have increased by approximately $0.3 million or less than $0.01 per share. Deferred compensation recognized for these shares for the year ended December 31, 2005, and 2004, respectively was approximately $0.1 million and less than $0.1 million.

On April 1, 2001, Michael J. Zugay, Senior Vice President and Chief Financial Officer, was awarded 0.15 million shares of restricted iGATE Common Stock as part of his employment agreement. These shares vest ratably over a three year period with a compensation charge equal to the fair value of the shares awarded at date of grant. Had compensation costs for these shares been determined consistent with SFAS 123, net loss and diluted loss per share for the year ended December 31, 2001 would have increased by approximately $0.2 million or less than $0.01 per share. Deferred compensation recognized for these shares for the years ended December 31, 2005, 2004 and 2003 were $0.0 million, $0.0 million and $0.1 million, respectively.

iGATE Corporation Stock Option Plans

During 2000, the Company adopted the Second Amended and Restated Stock Incentive Plan (the “Plan”). The Plan provides that up to 14.7 million shares of the Company’s Common Stock shall be allocated for issuance to directors, executive management and key personnel. At December 31, 2005, there were 10.2 million shares of Common Stock available for issuance under the Plan. In addition, the Company’s iGS subsidiary also maintains its own stock option plans. iGS’ stock option plans were approved by its Boards of Directors in 2000. The Company accounts for the Plan and its subsidiaries’ stock option plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2005 AND 2004

During 2005, 2004 and 2003, options covering a total of 204,500 shares, 565,000 shares and 949,792 shares, respectively, of Common Stock were granted under the Plan. Options generally expire ten years from the date of grant or earlier if an option holder ceases to be employed or associated by the Company for any reason. A summary of stock options is presented below:

	Options	Weighted Average Exercise Price
Options outstanding at December 31, 2002	2,807,975	$9.00
Granted	949,792	4.00
Exercised	273,422	2.30
Lapsed and forfeited	627,130	8.81

Options outstanding at December 31, 2003	2,857,215	$8.02
Granted	565,000	3.28
Exercised	178,173	2.39
Lapsed and forfeited	669,723	10.36

Options outstanding at December 31, 2004	2,574,319	$6.75
Granted	204,500	3.98
Exercised	254,190	3.34
Lapsed and forfeited	323,422	6.44

Options outstanding at December 31, 2005	2,201,207	$6.93

Options exercisable at December 31, 2005	1,493,456	$8.50

Available for future grant	10,188,337

Stock Options Outstanding at December 31, 2005:

Options Outstanding				Options Exercisable
Range of Exercise Price	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
$ 1.875–$ 1.875	5,000	5.24	$1.875	5,000	$1.875
1.930– 1.930	364,919	5.75	1.930	284,919	1.930
2.010– 2.960	312,500	8.39	2.905	119,999	2.825
3.500– 3.700	243,500	8.61	3.660	58,500	3.693
3.780– 4.190	298,088	7.77	4.018	139,838	3.912
5.250– 5.680	226,749	7.78	5.582	134,749	5.570
5.813– 5.813	2,500	4.72	5.813	2,500	5.813
7.500– 7.500	262,805	0.96	7.500	262,805	7.500
9.000– 15.875	280,741	3.15	13.687	280,741	13.687
17.020– 33.125	204,405	2.76	21.808	204,405	21.808

$ 1.875–$33.125	2,201,207	5.74	$6.933	1,493,456	$8.502

iGATE options outstanding and exercisable at December 31, 2004 were 2,574,319 and 1,489,357, respectively, at prices ranging from $1.875 to $33.125 per share. iGATE options outstanding and exercisable at December 31, 2003 were 2,857,215 and 1,730,226, respectively, at prices ranging from $1.875 to $33.125 per share.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2005 AND 2004

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

A summary of the Plans are provided below:

iGS Option Plan 1:

	Options	Weighted Average Exercise Price (USD)
Options outstanding at December 31, 2002	988,261	$2.96
Granted	2,250,961	2.54
Exercised	60,179	2.46
Lapsed and forfeited	483,727	2.43

Options outstanding at December 31, 2003	2,695,316	$2.77
Granted	—	—
Exercised	275,717	2.59
Lapsed and forfeited	582,976	2.97

Options outstanding at December 31, 2004	1,836,623	$2.68
Granted	112,750	5.21
Exercised	137,495	2.45
Lapsed and forfeited	319,244	4.97

Options outstanding at December 31, 2005	1,492,634	$3.11

Options exercisable at December 31, 2005	903,412	$2.92

Available for future grant	870,301

STOCK OPTIONS OUTSTANDING AT DECEMBER 31, 2005—PLAN 1:

Options Outstanding				Options Exercisable
Range of Exercise Price	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
$2.27–$2.27	566,991	7.38	$2.27	413,627	$2.27
$2.29–$4.54	689,146	7.53	3.03	409,051	3.09
$4.56–$6.80	236,497	8.42	5.28	80,734	5.34

	1,492,634	7.61	$3.11	903,412	$2.92

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2005 AND 2004

iGS Option Plan 2:

	Options	Weighted Average Exercise Price (USD)
Options outstanding at December 31, 2002	0	$—
Granted	1,078,586	5.59
Exercised	—	—
Lapsed and forfeited	—	—

Options outstanding at December 31, 2003	1,078,586	$5.59
Granted	1,447,550	5.47
Exercised	—	—
Lapsed and forfeited	533,801	5.57

Options outstanding at December 31, 2004	1,992,335	$5.60
Granted	1,705,150	3.93
Exercised	5,153	4.87
Lapsed and forfeited	730,098	5.34

Options outstanding at December 31, 2005	2,962,234	$4.86

Options exercisable at December 31, 2005	666,752	$5.84

Available for future grant	1,532,613

STOCK OPTIONS OUTSTANDING AT DECEMBER 31, 2005—PLAN 2:

Options Outstanding				Options Exercisable
Range of Exercise Price	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
$2.27–$2.27	632,900	9.42	$2.27	—	$—
$4.56–$6.80	2,105,834	8.71	$5.38	555,480	$5.55
$6.81–$9.07	223,500	8.04	$7.01	111,272	$7.33

	2,962,234	8.81	$4.86	666,752	$5.84

12.	Acquisitions

The following paragraphs describe each of the acquisitions made by the Company during 2005, 2004 and 2003. Descriptions regarding each acquisition will vary dependent upon the complexity of the transaction and materiality and are presented in chronological order. Unless otherwise noted, pro-forma disclosure regarding these purchases have not been provided because they are not material to the operations of the Company.

The Company has calculated each purchase price allocation in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. All purchase price allocations have been finalized at December 31, 2005. All amortizable intangible assets acquired consist of intellectual property, beneficial employment contracts and customer relationships. Please refer to Note 5 for information pertaining to amortization expense.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2005 AND 2004

During the fourth quarter of 2005, iGS purchased the remaining 51% interest of CIBER, India Pvt. Ltd., (“CIBER”), an India-based joint venture orginally started in 2003 by Ciber, Inc. and iGS, for a nominal amount. The acquisition was deemed to be immaterial not requiring pro-forma disclosure. Assets acquired were insignificant not requiring a purchase price allocation.

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

In May 2004, the Company sold the assets of its majority-owned subsidiary Red Brigade UK Ltd. to iGS for proceeds of $0.3 million.

In May 2004, iGS acquired an additional 5% of stock ownership in The Concours Group (“Concours”) for approximately $1.25 million, increasing its ownership to approximately 6%.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2005 AND 2004

In September 2003, iGATE Inc. acquired a 95% interest in DiagnoSearch for $1.5 million. DiagnoSearch is an India based clinical research company. The purchase price allocation resulted in non-deductible goodwill of $0.5 million, which was assigned to the iGATE Corporate segment, and $0.9 million of intangible assets with a weighted average useful life of 1.2 years.

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

The allocation of the purchase price resulted in non-deductible goodwill of $6.0 million, which was assigned to the iGATE Solutions reportable segment. In addition, $4.9 million was allocated to intangible assets, which are subject to amortization, and have a weighted average useful life of five years. The fair value of assets acquired including goodwill and intangible assets, liabilities and deferred compensation (See Note 11) was $25.5 million, $0.8 million and $10.3 million, respectively. Due to certain provisions within the acquisition agreement, the Company accounted for the acquisition as a majority-owned subsidiary and recognized approximately 94% of Quintant’s losses from August 21, 2003.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2005 AND 2004

The following table presents unaudited pro-forma information as if the 2003 acquisitions referred to above had been completed at the beginning of each respective year (dollars in thousands, except for share amounts):

		Year ended December 31, 2003
Revenues	As reported	$240,634
	Pro-forma	245,120

Loss from continuing operations	As reported	$(5,618)
	Pro-forma	(12,300)

Loss per share from continuing operations, basic and diluted	As reported	$(0.11)
	Pro-forma	(0.24)

The year ended December 31, 2003 reported results above include net revenue from acquisitions of approximately $3.6 million. The combined net loss for these entities was approximately $6.3 million. Therefore, the results of these entities increased basic and diluted loss per share by $0.12 for the year ended December 31, 2003. There were no such acquisitions requiring pro-forma disclosure in 2004.

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

The following table details selected financial information for the businesses included within discontinued operations (dollars in thousands).

	2005	2004	2003
Revenues	$—	$20,540	$47,167

Goodwill impairment	$—	$—	$3,933

Income (loss) from operations	$—	$115	$(3,037)
Gain on sale of operations	—	3,749	—

Income (loss) before income taxes	—	3,864	(3,037)
Income tax expense	—	46	365

Income (loss) from discontinued operations	$—	$3,818	$(3,402)

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2005 AND 2004

14.	Income Taxes

The components of income (loss) from continuing operations before income taxes, as shown in the accompanying Consolidated Statement of Operations, consisted of the following for the years ended December 31, 2005, 2004 and 2003:

	December 31,
	2005	2004	2003
	(Dollars in Thousands)
Income (loss) from continuing operations before income taxes:
Domestic	$4,460	$(16,135)	$(8,484)
Foreign	2,622	(764)	5,045

Income (loss) before income taxes	$7,082	$(16,899)	$(3,439)

The provision (benefit) for income taxes from continuing operations, as shown in the accompanying Consolidated Financial Statements, consisted of the following for the years ended December 31, 2005, 2004 and 2003:

	December 31,
	2005	2004	2003
	(Dollars in Thousands)
Current (benefit) provision:
Federal	$(2,239)	$(1,344)	$20
State	300	15	378
Foreign	1,123	3,352	1,433

Total current provision (benefit)	(816)	2,023	1,831

Deferred (benefit) provision:
Federal	(3,791)	(5,364)	1,725
State	(533)	(867)	246
Foreign	463	790	(780)
Valuation allowance	4,790	8,548	(843)

Total deferred provision (benefit)	929	3,107	348

Total provision (benefit) for income taxes	$113	$5,130	$2,179

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision (benefit) for income taxes from continuing operations for the years ended December 31, 2005, 2004 and 2003 were as follows:

	December 31, 2005		December 31, 2004		December 31, 2003
Income taxes computed at the federal statutory rate	$2,479	35.0%	$(5,914)	35.0%	$(1,204)	35.0%
State income taxes, net of federal tax benefit	238	3.4	1,132	(6.7)	1,048	(30.5)
Foreign taxes at other than U.S. Statutory rate	668	9.4	4,408	(26.1)	(1,113)	32.4
Reversal of prior year accrued taxes	(2,200)	(31.1)	—	—	—	—
Amortization of acquired intangibles	145	2.0	466	(2.8)	1,721	(50.0)
Capital losses in investments	(6,891)	(97.3)	(2,524)	14.9	843	(24.5)
Dividends from controlled foreign corporation	—	—	—	—	2,166	(63.0)
Other—net	884	12.5	(986)	5.8	(439)	12.8
Valuation allowance	4,790	67.6	8,548	(50.6)	(843)	24.5

	$113	1.6%	$5,130	(30.4)%	$2,179	(63.3)%

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2005 AND 2004

Under the Indian Income Tax Act, 1961, the Company’s Indian subsidiary is eligible to claim a tax holiday for 10 consecutive assessment years on profits derived from the export of software services from divisions registered under the Software Technology Parks at Bangalore, Chennai and Pune. For the years ended December 31, 2005, 2004 and 2003, the tax holiday resulted in benefits of $(0.7) million, $0.3 million and $1.3 million, respectively, when calculated at the statutory U.S. rate. The benefits of the holiday began to expire for certain of the units in 2005.

The components of the deferred tax assets and liabilities were as follows:

	December 31,
	2005	2004
	(Dollars in Thousands)
Deferred tax assets:
Allowance for doubtful accounts and employee advances	$619	$1,332
Accrued health benefits	29	246
Accrued vacation and bonuses	1,166	1,396
Depreciation	189	315
Reserve for Canadian employment taxes	—	243
Foreign currency translation adjustments	793	934
Capital losses in investments	14,982	10,006
Deferred compensation	5,749	5,624
Foreign tax credit carryover	—	—
Accrued restructuring charges	367	386
Other	32	605
Valuation allowance	(21,534)	(16,744)

Total deferred tax assets	2,392	4,343

Deferred tax liabilities
Amortization of acquired intangibles	990	1,396
Prepaid expenses	361	380
Section 481(a) adjustments	39	77
Unrecognized gain on Mascot IPO	9,662	9,664
Unrecognized gain on investments	—	42

Total deferred tax liabilities	11,052	11,559

Net deferred tax liability	$8,660	$7,216

Net deferred tax liability	$8,660	$7,216
Plus: net current deferred tax asset	1,058	2,304

Net long-term deferred tax liability	$9,718	$9,520

During 2005 and 2004, the Company reduced certain deferred tax assets generated from capital loss transactions through valuation allowances. The Company believes that sufficient future capital gains will not be generated so as to permit the reversal of the deductible temporary differences.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2005 AND 2004

15.	Earnings per Share

The reconciliation between basic and diluted earnings per common share from continuing operations is as follows:

	Year Ended December 31,
	2005	2004	2003
	(in thousands, except per share data)
Basic earnings (loss) per share:
Net income (loss) from continuing operations	$6,969	$(22,029)	$(5,618)

Divided by:
Weighted average common shares	52,530	52,721	51,697

Basic earnings (loss) per share from continuing operations	$0.13	$(0.42)	$(0.11)

Diluted earnings (loss) per share:
Net income (loss) from continuing operations	$6,969	$(22,029)	$(5,618)

Divided by:
Weighted average common shares	52,734	52,721	51,697

Diluted earnings (loss) per share from continuing operations	$0.13	$(0.42)	$(0.11)

The number of outstanding options to purchase common shares for which the option exercise prices exceeded the average market price of the common shares aggregated 1.1 million, 1.3 million and 1.5 million shares for the years ended December 31, 2005, 2004 and 2003, respectively. These options were excluded from the computation of diluted earnings per share under the treasury stock method.

In addition, the calculation of diluted earnings per share for 2004 and 2003, respectively, would have included 0.4 million and 0.4 million shares for assumed exercise of options under the Company’s share incentive plans. However, because the Company was in a net loss position inclusion of such shares would have been anti-dilutive.

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

AS OF DECEMBER 31, 2005 AND 2004

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

The iPS segment services North America.

iGATE Corporate

In 2005, 2004 and 2003, iGATE Corporate includes the operations of jobcurry Systems Private Ltd., ICRI acquired on February 26, 2003, DiagnoSearch acquired October 28, 2003 and corporate and other unallocated costs.

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

The following tables present selected financial information for the Company’s reporting segments, as reclassified for discontinued operations, for the years ended December 31, 2005, 2004 and 2003:

	Year Ended December 31, 2005
	iGATE Solutions	iGATE Professional Services	iGATE Corporate(1)	Total
	(Dollars in thousands)
External revenues	$138,032	$135,424	$2,536	$275,992
Cost of revenues	97,108	106,635	1,367	205,110

Gross margin	40,924	28,789	1,169	70,882
Selling, general and administrative	38,948	16,443	12,092	67,483
Restructuring recovery	—	(481)	—	(481)

Income (loss) from operations	$1,976	$12,827	$(10,923)	$3,880

Other expense, net			(275)	(275)
Minority interest			(261)	(261)
Gain on sale of stock of subsidiaries			5,549	5,549
Loss on venture investments and affiliated companies, net			(2,149)	(2,149)
Equity in income of affiliated companies			338	338

(Loss) income before income taxes			$(7,721)	$7,082

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2005 AND 2004

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

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2005 AND 2004

Total assets by segment were as follows:

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
iGATE Solutions	$95,010	$101,439	$93,013
iGATE Professional Services	20,034	40,978	19,926
iGATE Corporate including discontinued operations	62,430	37,815	68,001

Total assets	$177,474	$180,232	$180,940

Revenue and tangible long-term assets by geographic area consisted of the following:

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Revenues:
North America, principally U.S.	$235,054	$223,772	$178,825
Europe	19,284	22,167	22,438
Pacific Rim, principally India	21,654	18,646	39,371

Total revenues	$275,992	$264,585	$240,634

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Tangible long-term assets:
North America, principally U.S.	$1,610	$2,511	$3,064
Europe	176	106	507
Pacific Rim, principally India	26,753	23,197	12,912

Total tangible long-term assets	$28,539	$25,814	$16,483

The following is a concentration of revenues greater than 10% for the periods shown:

	2005	2004	2003
General Electric Company
iGATE Solutions	35%	37%	35%
iGATE Consolidated	18%	19%	22%
International Business Machine Corp.
iGATE Professional Services	22%	23%	19%
iGATE Consolidated	11%	12%	—
Wachovia Corporation
iGATE Professional Services	11%	13%	—

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2005 AND 2004

17.	Quarterly Financial Information (Unaudited)

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

	Three Months Ended
	March 31	June 30	September 30	December 31
	(Dollars in thousands, except per share data)
2005:
Revenues	$69,601	$67,896	$70,102	$68,393
Gross margin	17,197	16,798	18,930	17,957
(Loss) income from continuing operations	(32)	(576)	1,709	2,779
(Loss) income from continuing operations before income taxes	(519)	(27)	1,997	5,631

Net income (loss)	$1,344	$(286)	$875	$5,036

Net earnings (loss) per common share, basic	$0.03	$(0.01)	$0.02	$0.10

Net earnings (loss) per common share, diluted	$0.03	$(0.01)	$0.02	$0.10

2004:
Revenues	$64,063	$65,868	$66,565	$68,089
Gross margin	17,037	16,386	16,837	16,748
Loss from continuing operations	(2,243)	(5,484)	(1,474)	(8,060)
Loss income from continuing operations before income taxes	(1,610)	(5,919)	(1,034)	(8,336)
Income (loss) from discontinued operations	170	3,645	3	—

Net loss	$(1,752)	$(5,702)	$(1,816)	$(8,941)

Net loss per common share, basic	$(0.03)	$(0.11)	$(0.03)	$(0.17)

Net loss per common share, diluted	$(0.03)	$(0.11)	$(0.03)	$(0.17)

In the fourth quarter of 2004, unfavorable adjustments in the amount of approximately $0.8 million were recorded to certain customers’ accounts receivable balances. These adjustments consisted of credits and discounts and were not related to prior reporting periods. In addition, an unfavorable adjustment in the amount of $1.3 million was recorded as compensation expense as a result of the Quintant modification.

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

AS OF DECEMBER 31, 2005 AND 2004

The Company entered into a consulting arrangement with Primentor Consulting to provide human resource consulting services. Primentor Consulting was founded by Phaneesh Murthy, CEO of iGS. The Company paid $0.4 million for these services during 2003.

The Company has advanced employees $1.1 million and $1.4 million at December 31, 2005 and 2004, respectively. These advances do not exceed $2,500 per employee and are typically deducted from the employee’s salary over a six-month period or until paid in full.

At December 31, 2005, Sunil Wadhwani, CEO and Co-Founder of iGATE Corporation, directly owned 12,738,791 common shares of the Company and indirectly owned 2,562,262 common shares of the Company through various family trusts.

At December 31, 2005, Ashok Trivedi, President and Co-Founder of iGATE Corporation, directly owned 12,961,131 common shares of the Company and indirectly owned 2,339,922 common shares of the Company through various family trusts.

The Company leases office space in the Indian cities of Chennai and Pune from Sunil Wadhwani, the Company’s Co-Chairman and Chief Executive Officer, and Ashok Trivedi, the Company’s Co-Chairman and President. Messrs. Wadhwani and Trivedi own various properties jointly and individually. The acquisitions of the real estate and the construction of the office buildings, excluding build-outs of the office space, were financed entirely by Messrs. Wadhwani and Trivedi from personal funds. The leases cover approximately 67,000 square feet, and expire at various times from 2006 through 2008. The total annual rental is approximately $0.4 million. The lease agreements are subject to annual rent escalation, which has been accounted for on a straight-line basis.

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

Not Applicable.

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of Company management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(b) and 15d-15(b). Based upon, and as of the date of this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. The results of management’s assessment were reviewed with the Company’s Audit Committee.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making its assessment of internal control over financial reporting, management used the criteria described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has completed its assessment of the effectiveness of the Company’s internal control over financial reporting and has not identified any material weaknesses.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

Prior Year Material Weaknesses.     As of December 31, 2004, the Company did not maintain effective controls over (1) accounting for customer accounts receivable and the corresponding revenue, specifically ineffective controls over restricted system access to the accounts receivable module, monitoring of cash payments received from customers and the issuance of customer credit memos and discounts, (2) the calculation and review of deferred compensation and the corresponding compensation expense, specifically the controls did not identify a computation error in determining the amount of compensation expense to be recognized from the cancellation of 2.1 million shares of restricted stock and the related cash payments made to the Quintant Inc. founders, and (3) the calculation and review of income taxes, including the determination of income taxes payable, deferred income tax assets and liabilities and the related income tax provision, specifically, the Company did not perform an effective review of income tax calculations performed by subsidiaries that are included in the consolidated income tax provision. In addition, the Company did not maintain effective controls over the access and use of the application used in the computation of the consolidated income tax provision.

The following are high-level descriptions of the Company’s remediation efforts.

(1) Customer Accounts Receivable and Corresponding Revenue

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

In May 2005, the Company also began a detailed review and analysis of its functional procedures relative to its customer accounts receivable and revenue processes. This review and remediation project included updating key control documentation, developing desktop procedures for each job description, and standardizing business rules, policies and procedures across the organization. As of December 31, 2005, the Company has completed the documentation and testing of the controls. The Company has determined the controls are functioning as designed.

The Company also engaged a third party consulting firm, which specializes in PeopleSoft Software Systems, to review access and security issues with the Company’s accounting software to ensure the ability to simplify the addition of specific customer terms and promptly change data files if required to adjust incorrect terms while maintaining strict security access and control of the files. The purpose of this review was to identify system access and security control deficiencies that required improvement. In May 2005, the Company formed a five employee technical team to remediate and strengthen the procedures and controls related to the software. This remediation effort was completed by December 31, 2005.

(2) Calculation and Review of Deferred Compensation

The Company viewed this weakness as a one-time occurrence related to the accounting for a very complex acquisition. The Company has revised its policies and procedures regarding the accounting for acquisitions and in the future will have additional management personnel review all detailed calculations for significant transactions of this type. The Company has already implemented a detailed Audit Committee checklist which is reviewed by the Audit Committee at every Committee meeting. The checklist describes, in detail, all significant accounting and reporting issues that have occurred during the quarter. The checklist was implemented during the Company’s second quarter 2005 Form 10-Q reporting period. This internal control process was finalized by September 30, 2005.

(3) Calculation and Review of Income Taxes Payable, Deferred Income Taxes and Related Tax Provision

The Company began to formulate its tax control structure in December 2004. The Company has implemented a formalized review process for all of its subsidiaries. The Company tested this structure for the second and third quarters of 2005 to ensure that the review process was functioning as designed. The Company has evaluated its control environment regarding the access and use of the applications used in the computation of the consolidated income tax provision and related footnote disclosures and believes it has necessary access controls and review and approvals controls in place. The Company contracted with an independent third party consulting firm that specializes in control processes and documentation to review the established structure for consistency and then tested this structure for compliance noting no exceptions. This remediation effort was completed by December 31, 2005.

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

Changes in Internal Control Over Financial Reporting

There has been no change in iGATE’s internal control over financial reporting that occurred during the fourth quarter that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting as of December 31, 2005.

Report of Independent Registered Public Accounting Firm on

Internal Control over Financial Reporting

Board of Directors and Stockholders

iGate Corporation

Pittsburgh, Pennsylvania

We have audited management’s assessment, included in the accompanying Management’s Report that iGate Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Standards Board (United States), the consolidated balance sheet of iGate Corporation as of December 31, 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended and our report dated March 3, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ BDO Seidman, LLP

Milwaukee, Wisconsin

March 3, 2006

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Information required by Item 10 is incorporated herein by reference from the section captioned “Business Experience of Directors,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement relating to the Annual Meeting of Shareholders scheduled for May 25, 2006, which will be filed with the Commission within 120 days after the close of the Company’s fiscal year ended December 31, 2005 (the “Proxy Statement”).

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

The following table provides information as of December 31, 2005 regarding compensation plans and arrangements under which equity securities of iGATE are authorized for issuance.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
	(in thousands except for price)
Equity compensation plans approved by security holders	2,201	$6.93	10,188

Total	2,201	$6.93	10,188

During 2000, the Company adopted the Second Amended and Restated Stock Incentive Plan (the “Plan”). The Plan provides that up to 14.7 million shares of the Company’s Common Stock shall be allocated for issuance to directors, executive management and key personnel.

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

Information required by Item 14 is incorporated herein by reference to the section describing “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s definitive proxy statement relating to the annual meeting of stockholders to be held on May 25, 2006, which will be filed with the Commission within 120 days after the close of the Company’s fiscal year ended December 31, 2005.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements

The following consolidated financial statements of the registrant and its subsidiaries are included on pages 41 to 44 and the reports of Independent Registered Public Accounting Firms is included on pages 39 and 40 in this Form 10-K.

Reports of Independent Registered Public Accounting Firms.

Consolidated Balance Sheets—December 31, 2005 and 2004.

Consolidated Statements of Operations—Years ended December 31, 2005, 2004 and 2003.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)—Years ended December 31, 2005, 2004 and 2003.

Consolidated Statements of Cash Flows—Years ended December 31, 2005, 2004 and 2003.

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

The following items appear immediately following the signature pages:

Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts for the three years ended December 31, 2005, 2004 and 2003, respectively.

3. Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index, which is incorporated herein by reference.

iGATE CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	Balance at beginning of period	(Credited) charged to expense	Deductions(1)	Balance at end of period
	(in thousands)
Allowance for Doubtful Accounts:
Year ended December 31, 2005	$3,892	$(949)	$(1,167)	$1,776
Year ended December 31, 2004	2,283	2,735	(1,126)	3,892
Year ended December 31, 2003	2,518	253	(488)	2,283
Valuation Allowance:
Year ended December 31, 2005	$16,744	$5,100	$(310)	$21,534
Year ended December 31, 2004	8,196	9,262	(714)	16,744
Year ended December 31, 2003	9,039	—	(843)	8,196

(1)	Write-offs, net of recoveries, cash payments related to restructurings and the use of capital loss carry forwards and foreign tax credits.

Exhibit	Index Description of Exhibit
3.1	Second Amended and Restated Articles of Incorporation of the Company are incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q, File No. 000-21755, filed on August 14, 2000.
3.2	Amended and Restated Bylaws of the Company are incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q, File No. 000-21755, filed on August 14, 2000.
4.1	Form of certificate representing the Common Stock of the Company is incorporated by reference from Exhibit 4.1 to iGATE Corporation’s Registration Statement on Form S-1, Commission File No. 333-14169, filed on November 19, 1996.
10.1	Form of Employment Agreement by and between the Company and Sunil Wadhwani and Ashok Trivedi is incorporated by reference from Exhibit 10.1 to iGATE Corporation’s Registration Statement on Form S-1, Commission File No. 333-14169, filed on November 19, 1996.*
10.1(a)	Form of Amendment to Employment Agreement by and between the Company and Sunil Wadhwani and Ashok Trivedi is incorporated by reference from Exhibit 10.1(a) to the Annual Report on Form 10-K, File No. 000-21755 filed on March 28, 2001.*
10.2	Executive Employment Agreement dated November 22, 2000 between Steven Shangold and Emplifi, Inc. and iGATE Corporation is incorporated by reference from Exhibit 10.2 to the Annual Report on Form 10-K, File No. 000-21755 filed on March 28, 2001.*
10.2(a)	Employment Agreement Amendment dated September 30, 2001, between Steven Shangold, Emplifi, Inc. and iGATE Corporation filed on April 1, 2002.*
10.3	Employment Agreement dated April 1, 2001 between iGATE Management, Inc., and Michael J. Zugay is incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q, File No 000-21755 filed on August 14, 2001.*
10.4	Second Amended and Restated Stock Incentive Plan is incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, File No. 000-21755, filed on August 14, 2000.*
10.4(a)	Executive Employment Agreement dated August 21, 2003 between Phaneesh Murthy and iGATE Global Solutions, Ltd. filed on November 14, 2003.
10.5	Amended and Restated 1996 Stock Incentive Plan is incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, File No. 000-21755 filed on November 16, 1998.*
10.6	Second Amended and Restated 1996 Stock Incentive Plan is incorporated by reference to Exhibit 99.1 to iGATE Corporation’s Definitive Proxy Statement, File No. 000-21755 filed on December 30, 1998.*
10.7	1996 Stock Incentive Plan is incorporated by reference to Exhibit 10.2 to iGATE Corporation’s Registration Statement on Form S-1, Commission File No. 333-14169, filed on November 19, 1996.*
10.8	Credit Agreement dated August 1, 2000 by and among iGATE Capital Corporation, as borrower, and the financial institutions party thereto, as lenders, and PNC Bank, N.A., as agent and as Swing Loan Lender and Issuing Bank is incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, Commission File No. 000-21755, filed on November 14, 2000.
10.8(a)	First Amendment to Credit Agreement dated November 28, 2000 by and among iGATE Capital Corporation, PNC Bank, N.A. and National City Bank of Pennsylvania is incorporated by reference to Exhibit 10.8(a) to the Annual Report on Form 10-K, File No. 000-21755 filed on March 28, 2001.
10.8(b)	Second Amendment to Credit Agreement dated September 30, 2001 by and among iGATE Corporation, PNC Bank, N.A., National City Bank of Pennsylvania and First National Union Bank filed on April 1, 2002.
10.8(c)	Third Amendment to Credit Agreement dated December 30, 2002 by and among iGATE Corporation, PNC Bank, N.A., National City Bank of Pennsylvania and First National Union Bank filed on March 31, 2003.

Exhibit	Index Description of Exhibit
10.8(d)	Loan Agreement dated September 16, 2003 by and among iGATE Corporation, iGATE, Inc. and PNC Bank, N.A. filed as Exhibit 10.02 to Form 10-Q on November 14, 2003.
10.8(e)	First Amendment to Loan Agreement dated as of September 15, 2004 by and among iGATE Corporation, iGATE, Inc. and PNC Bank, N.A., as Exhibit 10.01 to Form 8-K on September 20, 2004.
10.8(e)	Second Amendment to Loan Agreement dated as of September 14, 2005, by and among iGATE Corporation, iGATE, Inc. and PNC Bank, N.A. as Exhibit 10.01 to Form 10-Q on November 9, 2005.
10.9	Lease Agreement dated January 15, 1995 by and between iGS and Messrs. Wadhwani and Trivedi for real estate in Bangalore, India is incorporated by reference to Exhibit 10.10 to iGATE Corporation’s Registration Statement on Form S-1, Commission File No. 333-14169, on April 1, 2002.
10.10	Lease Agreement dated November 6, 1996 by and between iGS and Messrs. Wadhwani and Trivedi for real estate in Bangalore, India is incorporated by reference to Exhibit 10.11 to iGATE Corporation’s Registration Statement on Form S-1, Commission File No. 333-14169, filed on November 19, 1996.
10.11	Lease Agreement dated January 15, 1998 by and between iGS and Messrs. Wadhwani and Trivedi for real estate in Bangalore, India incorporated by reference to Exhibit 10.12 to Annual Report on Form 10-K for the year ended December 31, 1998.
10.12	Lease Agreement dated March 26, 1997 by and between iGS and Messrs. Wadhwani and Trivedi for real estate in Bangalore, India incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K for the year ended December 31, 1998.
10.13	Lease Agreement dated January 13, 1998 by and between iGS and Messrs. Wadhwani and Trivedi for real estate in Chennai, India incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K for the year ended December 31, 1998.
10.14	Lease Agreement dated April 1, 1996 by and between Scott Systems Private Limited and Messrs. Wadhwani and Trivedi for real estate in Bombay, India is incorporated by reference from Exhibit 10.12 to iGATE Corporation’s Registration Statement on Form S-1, Commission File No. 333-4169, filed on November 19, 1996.
10.15	Lease Agreement dated April 1, 1996 by and between Scott Systems Private Limited and Sunil Wadhwani for real estate in Bombay, India is incorporated by reference to Exhibit 10.13 to iGATE Corporation’s Registration Statement on Form S-1, Commission File No. 333-14169, filed on November 19, 1996.
10.16	Lease Agreement dated April 1, 1996 by and between Scott Systems Private Limited and Ashok Trivedi for real estate in Bombay, India is incorporated by reference to Exhibit 10.14 to iGATE Corporation’s Registration Statement on Form S-1, Commission File No. 333-14169, filed on November 19, 1996.
10.17	Lease Agreement dated April 18, 1998 by and between Scott Systems Private Limited and Messrs. Wadhwani and Trivedi for real estate in Mumbai, India incorporated by reference to Exhibit 10.18 to Annual Report on Form 10-K for the year ended December 31, 1998.
10.18	Lease Agreement dated April 18, 1998 by and between Scott Systems Private Limited and Messrs. Wadhwani and Trivedi for real estate in Mumbai, India incorporated by reference to Exhibit 10.19 to Annual Report on Form 10-K for the year ended December 31, 1998.
10.20	Lease Agreement dated October 14, 1998 by and between Park Ridge One Associates and the Company for office space located in Park Ridge Office Center near Pittsburgh, Pennsylvania incorporated by reference to Exhibit 10.20 to Annual Report on Form 10-K for the year ended December 31, 1998.

Exhibit	Index Description of Exhibit

10.20(a)	First Amendment to Lease Agreement dated October 14, 1998 by and between Park Ridge One Associates and the Company for office space located in Park Ridge Office Center near Pittsburgh filed as Exhibit 10.20 to Annual Report Form 10-K for the year ended December 31, 1998 is filed herewith.

10.21	Lease Agreement dated June 8, 2000 by and between the Company and Foster Plaza Holding Corporation for office space in Foster Plaza located near Pittsburgh, Pennsylvania is incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K, File No. 000-21755 filed on March 28, 2001.

10.22	ADR Purchase Agreement dated August 10, 2004 by and among Mukul Murthy, Nirav Murthy, Swarna Murthy, Phaneesh Murthy, Amit Sethi, Kanth Miriyala, Quintant Services Limited and iGATE Corporation filed as Exhibit 10.22 to the Annual Report on Form 10-K filed on April 7, 2005.

10.22(a)	Amendment Agreement dated September 24, 2004 by and among Mukul Murthy, Nirav Murthy, Swarna Murthy, Phaneesh Murthy, Amit Sethi, Kanth Miriyala, Quintant Services Limited and iGATE Corporation filed as Exhibit 10.22(a) to the Annual Report on Form 10-K filed on April 7, 2005.

10.23	Shareholders Agreement by and among the Company, Sunil Wadhwani and Ashok Trivedi and the Joinder Agreement by Grantor Retained Annuity Trusts established by Messrs. Wadhwani and Trivedi are incorporated by reference to Exhibit 10.5 to iGATE Capital Corporation’s Registration Statement on Form S-1, Commission File No. 333-14169, filed on December 16, 1996.

10.24	Form of S-corporation Revocation, Tax Allocation and Indemnification Agreement is incorporated by reference to Exhibit 10.17 to iGATE Capital Corporation’s Registration Statement on Form S-1, Commission File No. 333-14169, filed on November 19, 1996.

10.25	Stock Purchase Agreement dated December 12, 2001 by and between Highgate Ventures I, L.P. and Ashok Trivedi and Sunil Wadhwani filed April 1, 2002.

10.26	Executive Employment Agreement dated July 1, 2001 between Gerhard Watzinger and iGATE Global Solutions and iGATE Capital Corporation filed on March 31, 2003.*

10.27	Executive Employment Agreement dated December 31, 2001 between Vivekanand Penninti and iGATE Capital Corporation filed on March 31, 2003.*

21.0	Subsidiaries of the Registrant filed as Exhibit 21.0 to the Annual Report on Form 10-K filed on March 16, 2006 is filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm is filed herewith.

23.2	Consent of Independent Registered Public Accounting Firm is filed herewith.

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer is filed herewith.

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer is filed herewith.

32.01	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer is filed herewith.

32.02	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer is filed herewith.

*	Management compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of March, 2006.

iGATE CORPORATION

March 16, 2006	/s/ SUNIL WADHWANI
Sunil Wadhwani
Co-Chairman of the Board of Directors,
Chief Executive Officer, and Director

/s/ MICHAEL J. ZUGAY
Michael J. Zugay
Senior Vice President
and Chief Financial Officer