Form 10-Q
period 2006-03-31
IGATE CORP
filed 2006-05-10
CIK 1024732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of April 28, 2006 was 52,948,742 shares.

iGATE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2006

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(a)

iGATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Revenues	$67,696	$69,601
Cost of revenues (1)	50,514	52,404

Gross margin	17,182	17,197

Selling, general and administrative (2)	16,882	17,229

Income (loss) from operations	300	(32)

Other income (expense), net	1,431	(286)
Minority interest	(145)	(84)
Equity in income (losses) of affiliated companies	65	(117)

Income (loss) before income taxes	1,651	(519)
Income tax expense (benefit)	568	(1,863)

Net income	$1,083	$1,344

Net earnings per common share, Basic	$0.02	$0.03

Net earnings per common share, Diluted	$0.02	$0.03

Weighted average common shares, Basic	52,841	52,479

Weighted average diluted common equivalent shares outstanding	53,151	52,723

(1)	2006 includes SFAS 123 (R) stock compensation expense of $0.4 million

(2)	2006 includes SFAS 123 (R) stock compensation of expense $0.5 million

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

(b)

iGATE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share and share data)

	March 31, 2006	December 31, 2005*
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$43,418	$45,837
Short-term investments	31,125	30,798
Accounts receivable, net	49,553	49,479
Prepaid and other current assets	7,130	7,237
Prepaid income taxes	1,461	1,060
Deferred income taxes	783	1,058

Total current assets	133,470	135,469

Investments in unconsolidated affiliates	1,127	1,050
Land, building, equipment and leasehold improvements, net	29,101	28,539
Goodwill	8,975	8,851
Intangible assets, net	2,996	3,565

Total assets	$175,669	$177,474

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,133	$5,958
Accrued payroll and related costs	14,133	16,304
Other accrued liabilities	7,098	8,163
Restructuring reserve	1,595	2,355
Deferred revenue	365	362

Total current liabilities	28,324	33,142
Restructuring reserve	2,289	2,422
Other long-term liabilities	311	422
Deferred income taxes	9,649	9,718

Total liabilities	40,573	45,704

Minority interest	15,290	14,098
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, without par value: 20,000,000 shares authorized, 1 share of Preferred Stock held in treasury in 2006 and 2005, respectively	—	—
Common stock, par value $0.01 per share:
100,000,000 shares authorized, 53,916,644 and 53,756,638 shares issued, respectively	539	538
Additional paid-in capital	161,990	162,278
Accumulated deficit	(28,658)	(29,741)
Deferred compensation	—	(1,119)
Common stock held in treasury, at cost, 990,102 shares	(14,714)	(14,714)
Accumulated other comprehensive income	649	430

Total shareholders’ equity	119,806	117,672

Total liabilities and shareholders’ equity	$175,669	$177,474

*	Condensed from audited Consolidated Financial Statements.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

(c)

iGATE CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated (Deficit)	Deferred Compensation	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Comprehensive Income/ (Loss)
	Shares	Par Value
Balance, December 31, 2005	52,766,536	$538	$162,278	$(29,741)	$(1,119)	$(14,714)	$430	$117,672
Exercise of stock options, includes the effect of tax benefit recognized	160,006	1	640	—	—	—	—	641
Reclassification of deferred compensation	—	—	(1,119)	—	1,119	—	—	—
Stock-based compensation expense	—	—	191	—	—	—	—	191
Comprehensive income:
Currency translation adjustment	—	—	—	—	—	—	219	219	$219
Net income	—	—	—	1,083	—	—	—	1,083	1,083

									$1,302

Balance, March 31, 2006	52,926,542	$539	$161,990	$(28,658)	$—	$(14,714)	$649		$119,806

Balance, December 31, 2004	52,512,346	$535	$161,345	$(36,710)	$(1,934)	$(14,714)	$3,178	$111,700
Exercise of stock options, includes the effect of tax benefit recognized	52,014	—	165	—	—	—	—	165
Amortization of deferred compensation	—	—	—	—	203	—	—	203
Comprehensive income:
Unrealized loss on investments, net of tax	—	—	—	—	—	—	(40)	(40)	$(40)
Currency translation adjustment	—	—	—	—	—	—	(227)	(227)	(227)
Net income	—	—	—	1,344	—	—	—	1,344	1,344

									$1,077

Balance, March 31, 2005	52,564,360	$535	$161,510	$(35,366)	$(1,731)	$(14,714)	$2,911	$113,145

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

(d)

iGATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash Flows From Operating Activities:
Net income	$1,083	$1,344
Adjustments to reconcile net income to cash used by operations:
Depreciation and amortization	2,918	2,554
Stock based compensation	936	203
Unrealized gain on derivative instruments	(1,019)	—
Realized (gain) loss on investments	(29)	58
Bad debt (recovery) expense	(93)	290
Deferred income taxes, net	324	(671)
Equity in (income) loss of affiliated companies	(65)	117
Minority interest	145	84
Working capital items:
Accounts receivable and unbilled receivables	422	(2,493)
Prepaid and other assets	(246)	206
Accounts payable	(864)	1,289
Accrued and other current liabilities	(2,315)	(6,517)
Deferred revenue	3	(138)
Restructuring reserve	(972)	(874)

Net cash flows provided (used) by operating activities	228	(4,548)

Cash Flows From Investing Activities:
Additions to land, building, equipment and leasehold improvements, net	(2,610)	(5,798)
(Purchases) sales of investments, net	(235)	3,516
Investments in unconsolidated affiliates	—	(273)

Net cash flows used by investing activities	(2,845)	(2,555)

Cash Flows From Financing Activities:
Payments on secured financing	(188)	—
Net proceeds from exercise of stock options	585	180

Net cash flows provided by financing activities	397	180

Effect of currency translation	(199)	410

Net change in cash and cash equivalents	(2,419)	(6,513)
Cash and cash equivalents, beginning of period	45,837	28,201

Cash and cash equivalents, end of period	$43,418	$21,688

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

iGATE CORPORATION

(e)    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

The Unaudited Condensed Consolidated Financial Statements included herein have been prepared by iGATE Corporation (the “Company”) in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, the accompanying Unaudited Condensed Consolidated Financial Statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying Unaudited Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2006 and 2005 should be read in conjunction with the Company’s Consolidated Financial Statements (and notes thereto) included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2005. In the opinion of the Company’s management, all adjustments considered necessary for a fair statement of the accompanying Unaudited Condensed Consolidated Financial Statements have been included, and all adjustments, unless otherwise discussed in the Notes to the Unaudited Condensed Consolidated Financial Statements, are of a normal and recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

2.    Stock Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No.123 (R), which requires compensation costs related to share-based transactions, including employee share options, to be recognized in the financial statements based on fair value. SFAS No. 123 (R) revises SFAS No. 123, as amended, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees.

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (R) using the modified prospective transition method. Under this transition method, the compensation cost recognized beginning January 1, 2006 includes compensation cost for (i) all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (ii) all share-based payments granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123 (R). Compensation cost is generally recognized ratably over the requisite service period or the retirement date for retirement eligible employees, if earlier. Prior period amounts have not been restated.

As a result of the adoption of SFAS No. 123 (R), the Company’s results for the quarter ended March 31, 2006 include share-based compensation expense of $0.9 million. The total stock-based compensation cost has been included in the Consolidated Statements of Income within direct costs of $0.4 million and selling, general and administrative expenses of $0.5 million. The Company has recognized a related tax benefit associated with its share-based compensation arrangements totaling less than $0.1 million.

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prior to January 1, 2006, the Company accounted for stock-based compensation plans in accordance with the provisions of APB Opinion No. 25, as permitted by SFAS No. 123, and accordingly did not recognize compensation expense for the issuance of options with an exercise price equal to or greater than the market price at the date of grant. The Company did recognize $0.2 million of compensation expense for the three months ended March 31, 2005 related to a restricted stock grant and discounted stock options. Had the fair value based method as prescribed by SFAS No. 123 been applied by iGATE, the effect on net income and earnings per share for the first quarter of 2005 would have been as follows ($ in thousands, except per share data):

Three Months Ended March 31, 2005
Net income, as reported (including $0.2 million of stock compensation expense recognized)	$1,344
Less: Total stock-based employee compensation expense determined under fair value method for all awards and deferred compensation expense	(312)

Proforma net income	$1,032

Earnings per share:
Basic — as reported	$0.03

Basic — Proforma	$0.02

Diluted — as reported	$0.03

Diluted — Proforma	$0.02

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

iGS Stock Option Plans

The Company’s majority-owned subsidiary, iGS maintains two (2) employee stock option plans herein referred to as “Plan 1” and “Plan 2”. The Plans are administered by a committee appointed by the Board of Directors of iGS. Plan 1 provides for the issuance of a maximum of 3.0 million shares of iGS common stock and Plan 2 provides for the issuance of a maximum of 4.5 million shares of iGS common stock. Options are typically granted at the prevailing market values for each of the Plans.

Options for each of the above Plans generally expire ten years from the date of grant or earlier if an option holder ceases to be employed or associated by the Company for any reason.

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of each option grant is estimated using the Black-Scholes option pricing model. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on the historical volatility of the Company’s stock and implied volatility derived from exchange traded options. The average expected life was based on the contractual term of the option and expected employee exercise and post-vesting employment termination behavior. The risk-free interest rate for iGATE’s Plan is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The risk-free rate for each of the iGS Plans is based on an equivalent Indian risk-free rate. Forfeitures are estimated based on voluntary termination behavior, as well as an analysis of actual option forfeitures. The weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

	Quarter Ended March 31, 2006		Quarter Ended March 31, 2005
	iGATE	iGATE Global Solutions	iGATE	iGATE Global Solutions
Fair values of options granted	$3.15	$3.35	$2.91	$3.09
Risk-free interest rate	4.61%	6.91%	4.00%	3.82%
Expected dividend yield	0.0%	0.5%	0.0%	0.0%
Expected life of options	4.5 years	5 years	5 years	4 years
Expected volatility rate	66.8%	63.8%	88.5%	65.5%

The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $0.1 million and $0.2 million, respectively. The excess cash tax benefit classified as a financing cash inflow for the quarter ended March 31, 2006 and 2005 were not significant.

As of March 31, 2006, there was $8.4 million of total unrecognized compensation cost related to non-vested stock options granted. The cost is expected to be recognized over a weighted-average period of 2.0 fiscal years.

A summary of each stock option plan is presented below:

iGATE Stock Option Plan	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Options outstanding at December 31, 2005	2,201,207	$6.93
Granted	100,000	5.41
Exercised	(160,006)	3.14
Lapsed and forfeited	(89,364)	16.00

Options outstanding at March 31, 2006	2,051,837	$6.76	5.7	$3.2

Options vested and expected to vest at March 31, 2006	2,027,609	$6.79	5.8	$3.1

Options exercisable at March 31, 2006	1,316,362	$8.38	4.2	$1.7

Available for future grant	10,177,701

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

iGATE Global Solutions Stock Option Plan 1	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Options outstanding at December 31, 2005	1,492,634	$3.11
Granted	110,835	5.71
Exercised	(21,000)	2.48
Lapsed and forfeited	(17,975)	3.31

Options outstanding at March 31, 2006	1,564,494	$3.26	7.5	$3.4

Options vested and expected to vest at March 31, 2006	1,499,303	$3.24	7.7	$3.1

Options exercisable at March 31, 2006	907,323	$2.91	7.1	$2.3

Available for future grant	777,441

iGATE Global Solutions Stock Option Plan 2	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Options outstanding at December 31, 2005	2,962,234	$4.86
Granted	—	—
Exercised	(1,878)	4.71
Lapsed and forfeited	(205,159)	4.75

Options outstanding at March 31, 2006	2,755,197	$4.82	8.6	$2.4

Options vested and expected to vest at March 31, 2006	2,552,130	$4.85	8.9	$2.2

Options exercisable at March 31, 2006	708,146	$5.77	7.9	$0.1

Available for future grant	1,737,772

3.    Derivative Instruments and Hedging Activities

Summarized below are derivative instruments consisting of foreign exchange contracts and a principal only SWAP agreement whose carrying values were adjusted to their fair value at March 31, 2006. Fair values are based on quoted market prices at prevailing exchange rates and other available market information.

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

LIST OF OUTSTANDING HEDGE TRANSACTIONS ON MARCH 31, 2006

			(Dollars in thousands)
	Maturity Date Ranges	Strike Price at Rupee Rate Ranges	Amount	Option	Net Unrealized Gains/(Losses) March 31, 2006
FORWARD CONTRACTS
From:	June 29, 2006	43.97
To:	August 31, 2006	44.00

Subtotal			$6,000		$(121)

CURRENCY OPTION CONTRACTS
From:	April 26, 2006	43.15	$11,000	Buy/Sell Put
To:	December 29, 2006	44.77	15,500	Buy/Sell Call

Subtotal			$26,500		$(220)

FAIR VALUE HEDGES
From:	April 28, 2006	44.10
To:	April 28, 2006	44.10

Subtotal			$1,000		$(15)

PRINCIPAL SWAPS
	September 29, 2006		$886 USD		$(24)
			1,500 SGD
	September 29, 2006		$601 USD		$6
			500 EURO
	September 28, 2006		$1,555 USD		$97
			175,000 JPY
	September 28, 2006		$3,104 USD		$52
			1,750 GBP

Subtotal					$130

Total					$(226)

The net unrealized gains/(losses) were calculated using a Rupee exchange rate of 44.50.

As of March 31, 2006, our forward contracts to hedge intercompany cash flows will mature within one year from our 2005 fiscal year-end. As each contract matures, iGS will receive Rupees at the contracted (“strike price”) rate while delivering the U.S. Dollar (“USD”) equivalent of Rupees at the prevailing Rupee exchange rate. Contracts that meet qualifying criteria are accounted for as foreign currency cash flow hedges. Accordingly, the effective portion of gains and losses is deferred as a component of other comprehensive loss and is recognized in earnings at the time the hedged item affects earnings. Any gains and losses due to hedge ineffectiveness or related to contracts which do not qualify for hedge accounting are recorded in current period earnings in other income and expense. At March 31, 2006 these forward contracts did not meet qualifying criteria to receive hedge accounting and, as such, iGS appropriately recorded a liability for the net unrealized loss of $(0.1) million.

As of March 31, 2006, our option contracts to hedge intercompany cash flows will mature within one year from our 2005 fiscal year-end. As each contract matures and dependent upon prevailing Rupee exchange rates,

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

iGS will have the option to either buy USDs at each contracted “put” strike price or sell USDs at each contracted “call” strike price. Contracts that meet qualifying criteria are accounted for as foreign currency cash flow hedges. Accordingly, the effective portion of gains and losses is deferred as a component of other comprehensive loss and is recognized in earnings at the time the hedged item affects earnings. Any gains and losses due to hedge ineffectiveness or related to contracts which do not qualify for hedge accounting are recorded in current period earnings in other income and expense. At March 31, 2006 these option contracts did not meet qualifying criteria to receive hedge accounting and, as such, iGS appropriately recorded a liability for the net unrealized loss of $(0.2) million.

As of March 31, 2006, all fair value hedges were deemed to be ineffective due to the lack of an underlying asset or transaction to be hedged. They will expire in April 2006. At March 31, 2006, iGS recorded less than $0.1 million loss.

As of March 31, 2006, our principal swaps to hedge intercompany debt from iGS to iGATE will mature within one year from our 2005 fiscal year-end. Contracts that meet qualifying criteria are accounted for as foreign currency cash flow hedges. Accordingly, the effective portion of gains and losses is deferred as a component of other comprehensive loss and is recognized in earnings at the time the hedged item affects earnings. Any gains and losses due to hedge ineffectiveness or related to contracts which do not qualify for hedge accounting are recorded in current period earnings in other income and expense. At March 31, 2006, the principal swaps to hedge intercompany debt did not meet qualifying criteria to receive hedge accounting and iGS appropriately recorded the assets for the net unrealized gain of $0.1 million as Other Income.

4.    Goodwill and Other Intangible Assets

Changes in the carrying value of goodwill and intangible assets by reportable segment are as follows (in thousands):

	iGATE Solutions	iGATE Professional Services	iGATE Corporate	Consolidated
Goodwill at December 31, 2004	$8,609	$216	$573	$9,398
Foreign currency translation effect	(547)	—	—	(547)

Goodwill at December 31, 2005	8,062	216	573	8,851
Foreign currency translation effect	124	—	—	124

Goodwill at March 31, 2006	$8,186	$216	$573	$8,975

The gross amounts and accumulated amortization of intangible assets are as follows:

	March 31, 2006		December 31, 2005
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	(unaudited)
Amortizable intangible assets:
Intellectual property	$570	$482	$570	$437
Customer relationships	6,642	4,286	6,642	3,882
Employment contracts	1,720	1,199	1,720	1,105
Other	314	283	314	257

Total	$9,246	$6,250	$9,246	$5,681

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization expense related to identifiable intangible assets was $0.6 million for each of the three month periods ended March 31, 2006 and 2005. Estimated annual amortization expense for the years ended December 31, 2006 through December 31, 2009 is shown below:

Remainder of 2006	$1,050
2007	$943
2008	$694
2009	$309

5.    Investments and Restricted Investments

The Company has short-term investments consisting of money market funds and corporate bonds that totaled $31.1 million and $30.8 million at March 31, 2006 and December 31, 2005, respectively. Approximately $6.1 million and $5.8 million of these funds at March 31, 2006 and December 31, 2005, respectively, are to be used exclusively by iGS due to Indian governmental restrictions. The Company had compensating balances classified on the Condensed Consolidated Balance Sheet as short-term investments, which consisted of money market funds totaling $25.0 million at March 31, 2006 and December 31, 2005. The availability of short-term lines of credit is dependent upon maintenance of such compensating balances.

6.    Restructuring and Merger Charges

The following table details restructuring by year implemented. Please refer to Note 6 in the Company’s Form 10-K for further discussion of its restructurings. The components of the restructurings and the related charges and restructuring accrual at December 31, 2005 and March 31, 2006 are as follows (in thousands):

	Accrued December 31, 2005	Foreign Currency Translation Effect	Cash Expenditures	Accrued March 31, 2006
2004 lease costs of office closure	$3,859	$79	$(964)	$2,974
2002 lease costs of office closure	68	—	(8)	60
2001 lease costs of office closure	850	—	—	850

Total	$4,777	$79	$(972)	$3,884

7.    PNC Credit Facility

On September 14, 2005, the Company renewed its credit facility (“Renewed Facility”) with PNC Bank N.A. (“PNC”) for 365 days. The Renewed Facility provides a maximum loan amount of $25.0 million and is secured entirely by the Company’s cash, cash equivalents and short-term investments. The availability of borrowings under the Renewed Facility has a one-to-one relationship with available cash secured by the Company. The provisions of the Renewed Facility requires the Company to maintain unrestricted cash and cash equivalents of at least $30.0 million and maintain tangible net worth of at least $88.0 million. The Company had no outstanding borrowings under the credit facility. The Company had letters of credit outstanding in the amount of $0.4 million and $0.3 million on the Renewed Facility as of March 31, 2006 and 2005, respectively.

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Income Taxes

Income (loss) before income taxes, as shown in the accompanying condensed consolidated statements of operations, consisted of the following for the three months ended March 31, 2006 and 2005, respectively:

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
Income (loss) before income taxes:
Domestic	$418	$(1,225)
Foreign	1,233	706

Income (loss) before income taxes	$1,651	$(519)

Taxes (benefit) on income (loss), as shown in the accompanying condensed consolidated statements of operations, consisted of the following for the three months ended March 31, 2006 and 2005, respectively:

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
Current provision (benefit):
Federal	$220	$(1,861)
State	81	107
Foreign	61	546

Total current provision (benefit)	362	(1,208)

Deferred provision (benefit):
Federal	209	(538)
State	(76)	(77)
Foreign	15	(130)
Valuation allowance	58	90

Total deferred provision (benefit)	206	(655)

Total provision (benefit) for income taxes	$568	$(1,863)

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reconciliation of income taxes (benefit) computed using the statutory U.S. income tax rate and the provision for income taxes (benefit) for the three months ended March 31, 2006 and 2005, respectively were as follows (in thousands):

	Three Months Ended March 31, 2006		Three Months Ended March 31, 2005
Income taxes computed at the federal statutory rate	$578	35.0%	$(182)	35.0%
State income taxes, net of federal tax benefit	69	4.2	42	(8.1)
Foreign taxes at other than U.S. statutory rate	(356)	(21.6)	338	(65.1)
Reversal of prior year accrued taxes	—	—	(2,200)	423.9
Minority interest	51	3.1	88	(17.0)
Nondeductible goodwill	26	1.6	87	(16.8)
Nondeductible compensation	35	2.1	63	(12.1)
Capital losses in investments	—	—	23	(4.4)
Other — net	107	6.5	(212)	40.8
Valuation allowance	58	3.5	90	(17.3)

	$568	34.4%	$(1,863)	358.9%

Under the Indian Income Tax Act, 1961, the Company’s Indian subsidiary is eligible to claim a tax holiday for ten consecutive assessment years on profits derived from the export of software services from divisions registered under the Software Technology Parks at Bangalore, Chennai, and Pune. For the three months ended March 31, 2006 and 2005, the tax holiday resulted in benefits of $0.4 million and $0.2 million, respectively when calculated at the statutory U.S. rate. The majority of the benefits of the holiday will extend through 2009.

On April 11, 2005, the Joint Committee on Taxation advised that the Internal Revenue Service examination of the Company’s income tax returns for the years 1999, 2000 and 2001 had been completed. As a result, the Company reversed certain tax accruals recorded during the years under review of approximately $2.2 million.

9.    Earnings Per Share

The following table sets forth the computation of earnings per share (in thousands, except per share data):

	Three Months Ended March 31,
	2006	2005
	(unaudited)
Basic income per share:
Net income	$1,083	$1,344

Divided by:
Weighted average common shares	52,841	52,479

Net earnings per common share, Basic	$0.02	$0.03

Diluted earnings per share:
Net income	$1,083	$1,344

Divided by:
Weighted average common shares	52,841	52,479
Dilutive effect of restricted and common stock equivalents	310	244

Dilutive average common shares	53,151	52,723

Net earnings per common share, Diluted	$0.02	$0.03

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The number of outstanding options to purchase common shares for which the option exercise prices exceeded the average market price of the common shares aggregated 0.9 million shares and 1.1 million shares for the three months ended March 31, 2006 and 2005, respectively. These options were excluded from the computation of diluted earnings per share under the treasury stock method.

10.    Segment Information

The Company’s reportable segments are iGATE Solutions, iPS and iGATE Corporate (“iGATE”). No operating segments have been aggregated. Effective January 1, 2006, the Company recast its segments to include the operations of jobcurry Systems Private Ltd. (“jobcurry”) as part of iGATE Professional Services (“iPS”) segment. jobcurry provides recruiting and placement services for iGATE and outside customers. Previously, jobcurry was included in the iGATE segment. All prior periods have been reclassified to reflect the change to our segment reporting. The Company sold its Canadian staffing operations on November 15, 2005. Its Canadian staffing operations were included as part of iPS for the three months ended March 31, 2005. Canada was not deemed to be a material disposition and as such the Company was not required to provide pro-forma disclosure.

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

iGATE Professional Services (“iPS”)

The iPS segment’s service offerings include a variety of client-managed and supervised IT staffing service offerings, which include enterprise resource package implementation and integration, application support services and client directed software design and customization. The iPS segment also offers training as a service to its customers. The iPS segment includes the operations of jobcurry for periods presented.

The iPS segment services the U.S. and India through jobcurry.

iGATE Corporate (“iGATE”)

In 2006 and 2005, iGATE Corporate includes the operations of iGATE Clinical Research International Inc. and iGATE Clinical Research International Private Ltd., corporate and other unallocated costs.

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

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present selected financial information for the Company’s reporting segments for the quarters ended March 31, 2006 and 2005:

	Three Months Ended March 31, 2006
	iGATE Solutions	iGATE Professional Services	iGATE Corporate(1)	Total
	(Dollars in thousands)
External revenues	$38,258	$29,007	$431	$67,696

Income (loss) from operations	$64	$2,754	(2,518)	300

Other income, net			1,431	1,431
Minority interest			(145)	(145)
Equity in income of affiliated companies			65	65

(Loss) income before income taxes			$(1,167)	$1,651

	Three Months Ended March 31, 2005
	iGATE Solutions	iGATE Professional Services	iGATE Corporate(1)	Total
	(Dollars in thousands)
External revenues	$32,711	$36,716	$174	$69,601

Income (loss) from operations	$241	$2,897	(3,170)	(32)

Other expense, net			(286)	(286)
Minority interest			(84)	(84)
Equity in losses of affiliated companies			(117)	(117)

Loss before income taxes			$(3,657)	$(519)

(1)	Corporate activities include general corporate expenses, interest income and expense, equity in losses of unconsolidated affiliates, minority interest, loss from joint ventures, restructuring charges and merger related expenses not identified to a specific segment, and other unallocated charges. The Company evaluates segments based on income (loss) from operations. Since certain administrative and other operating expenses or income sources have not been allocated to the operating business segments, this basis is not necessarily a measure computed in accordance with generally accepted accounting principles and it may not be comparable to other companies.

Assets by segment were as follows:

	March 31, 2006	December 31, 2005
	(Dollars in thousands)
iGATE Solutions	$95,354	$95,010
iGATE Professional Services	19,888	21,368
iGATE Corporate	60,427	61,096

Total assets	$175,669	$177,474

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue and assets by geographic area consisted of the following:

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
Revenues:
North America, principally U.S.	$57,754	$59,326
Europe	4,362	5,208
Pacific Rim, principally India	5,580	5,067

Total revenues	$67,696	$69,601

	March 31, 2006	December 31, 2005
	(Dollars in thousands)
Tangible long-term assets:
North America, principally U.S.	$1,390	$1,610
Europe	152	176
Pacific Rim, principally India	27,559	26,753

Total tangible long-term assets	$29,101	$28,539

The following is a concentration of revenues greater than 10% for the periods shown:

	Three Months Ended March 31,
	2006	2005
General Electric Company
iGATE Solutions	34%	35%
iGATE Consolidated	20%	17%
Chimes, Inc.
iGATE Professional Services	12%	—
TEK Systems
iGATE Professional Services	11%	—
Bearingpoint, Inc.
iGATE Professional Services	11%	—
International Business Machines Corp.
iGATE Professional Services	11%	23%
iGATE Consolidated	—	12%
Wachovia Corporation
iGATE Professional Services	—	17%

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Subsequent Events

On April 24, 2006, iGS entered into a Master Services Agreement with LoanPro LLC (“LoanPro”) to perform offshore mortgage servicing. In conjunction with the agreement, iGS acquired a 5% ownership interest in LoanPro for a nominal amount with the option to acquire up to an additional 55% of LoanPro beginning on July 1, 2006. The option expires on December 31, 2006. In conjunction with its 5% ownership interest, iGS has agreed to loan up to $0.8 million to LoanPro as evidenced by promissory notes (the “notes”) executed on the same date. The notes pay 6% interest and are payable in 2009. iGS funded $0.8 million to LoanPro through May 5, 2006.

The Company is currently assessing the impact of the transaction for accounting purposes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the statements in this Form 10-Q contains statements that are not historical facts and that constitute “forward-looking statements” within the meaning of such term under the Private Securities Litigation Reform Act of 1995. These forward-looking statements include our financial growth and liquidity projections as well as statements concerning our plans, strategies, intentions and beliefs concerning our business, cash flows, costs and the markets in which we operate. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify certain forward-looking statements. These forward-looking statements are based on information currently available to us, and we assume no obligation to update these statements as circumstances change. There are risks and uncertainties that could cause actual events to differ materially from these forward-looking statements. While we cannot predict all of the risks and uncertainties, they include, but are not limited to, our ability to predict our financial performance, the level of market demand for our services, the highly-competitive market for the types of services that we offer, the impact of competitive factors on profit margins, market conditions that could cause our customers to reduce their spending for our services, our ability to create, acquire and build new businesses and grow our existing businesses, our ability to attract and retain qualified personnel, our ability to reduce costs and conserve cash, currency fluctuations and market conditions in India and elsewhere around the world, political and military tensions in India and Southern Asia, changes in generally accepted accounting principles and/or their interpretation and other risks that are described in more detail in our filings with the Securities and Exchange Commission, including our Form 10-K (“Form 10-K”) for the year ended December 31, 2005.

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

Business Overview

The use of offshore outsourcing for Information Technology and Business Process Outsourcing services (“BPO”) has emerged as a global trend in numerous countries and industries. Our clients recognize that offshore outsourcing is a very effective way to provide high quality, timely and cost-effective IT and BPO services. We have developed an integrated technology and operation (“iTOPs”) model, whereby the service partner, we are responsible for the outsourced business process and the underlying technology components.

IT services which we deliver using our offshore centers include software application development and maintenance, implementation and support of enterprise applications and data management and integration. We believe that we deliver to our clients high quality solutions at a substantial savings by using our global pool of highly talented people.

Going forward, our principal strategy is to offer offshore-based IT and BPO services to our clients in various industries. Some of our current service offerings are non-IT related and include services as diverse as call centers, clinical trials management and mortgage and claims processing. We may continue to expand our BPO service offerings through acquisitions and strategic relationships and internal initiatives. We believe that such services can be or are being performed offshore, at savings as high as 50% over U.S. labor and infrastructure costs.

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

Business Developments

On April 24, 2006, iGS entered into a Master Services Agreement with LoanPro LLC (“LoanPro”) to perform offshore mortgage servicing. In conjunction with the agreement, iGS acquired a 5% ownership interest in LoanPro for a nominal amount with the option to acquire up to an additional 55% of LoanPro beginning on July 1, 2006. The option expires on December 31, 2006. In conjunction with its 5% ownership interest, iGS has agreed to loan up to $0.8 million to LoanPro as evidenced by promissory notes (the “notes”) executed on the same date. The notes pay 6% interest and are payable in 2009. iGS funded $0.8 million to LoanPro through May 5, 2006.

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

Effective January 1, 2006, we recast our segments to include the operations of jobcurry Systems Private Ltd. (“jobcurry”) as part of iGATE Professional Services (“iPS”) segment. jobcurry provides recruiting and placement services for iGATE and outside customers. Previously, jobcurry was included in the iGATE Corporate (“iGATE”) segment. All prior periods have been reclassified to reflect the change to our segment reporting.

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

BPO services offered include call center services and transaction processing services. The call center services are offered to clients across all industries and are not industry specific. The transaction processing services offered are focused on the mortgage banking, insurance and capital market industries, except for the delivery of finance and accounting functions — such as accounts payable — which can be performed for clients across all industries.

As we discussed earlier, iGATE Solutions also recently started to offer a combination of IT and BPO services through its innovative “Integrated Technology and Operations” (ITOPs) service offering. These services optimize a client’s process and technology, through the use of iGATE Solutions proprietary tools and business “accelerators” and the delivery of the process from offshore. Clients are expected to benefit from this innovative business model through more efficient processes and labor arbitrage.

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

The iGATE Solutions segment revenues are derived through iGATE Global Solutions Limited (“iGS”), our publicly-held Indian subsidiary. Our iGATE Solutions segment has approximately 5,150 employees.

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

The iGATE Solutions segment services customers in a wide range of industries. The segment’s largest customer is General Electric Company (“GE”) which accounted for 34%, and 35% of its revenues for the three months ended March 31, 2006 and 2005, respectively. iGS is a Global Preferred Partner of GE. Its Global Preferred Partnership status extends through the end of 2006.

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

The iPS segment serves a wide variety of customers in numerous industries in the U.S. and in India through jobcurry. For the three months ended March 31, 2006, Chimes, Inc., TEK Systems, Bearingpoint, Inc. and International Business Machines Corp. (“IBM”) accounted for 12%, 11%, 11% and 11% of iPS revenues, respectively. As a result of the sale of our Canadian staffing operations in November 2005, iPS revenues declined which resulted in more customers having a greater than 10% concentration of our staffing operations revenues for the three months ended March 31, 2006. In 2005, IBM and Wachovia Bank, accounted for approximately 23% and 17% of iPS revenues for the three months ended March 31, 2005. iPS has approximately 1,060 employees.

We sold our Canadian staffing operations on November 15, 2005. The Canadian staffing operations were included as part of iPS for the three months ended March 31, 2005. The sale of our Canadian staffing operations was not deemed to be a material disposition and as such we were not required to provide pro-forma disclosure.

iGATE Corporate (“iGATE”)

The iGATE Corporate segment includes the operations iGATE Clinical Research International Inc., formerly known as iGATE Clinical Research Management, Inc. , iGATE Clinical Research International Private Ltd., corporate and other unallocated costs. iGATE Clinical Research International Inc. and iGATE Clinical Research International Private Ltd. contract with pharmaceutical companies to conduct clinical trials on their behalf. iGATE Clinical Research International Private Ltd. performs offshore clinical trials. These entities are excluded from the above segments due largely to their dissimilar service offerings and certain economic characteristics. This segment has approximately 70 employees.

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

Critical Accounting Policies

Our critical accounting polices and recently issued accounting pronouncements are described in the summary of significant accounting policies as discussed in Note 1 of our Form 10-K. The following paragraphs discuss our newly adopted accounting pronouncements.

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No.123 (R), which requires compensation costs related to share-based transactions, including employee share options, to be recognized in the financial statements based on fair value. SFAS No. 123 (R) revises SFAS No. 123, as amended, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees.

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (R) using the modified prospective transition method. Under this transition method, the compensation cost recognized beginning January 1, 2006 includes compensation cost for (i) all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (ii) all share-based payments granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123 (R). Compensation cost is generally recognized ratably over the requisite service period or the retirement date for retirement eligible employees, if earlier. Prior period amounts have not been restated.

As a result of the adoption of SFAS No. 123 (R), the Company’s results for the quarter ended March 31, 2006 include share-based compensation expense of $0.9 million. The total stock-based compensation cost has been included in the Consolidated Statements of Income within direct costs of $0.4 million and selling, general and administrative expenses of $0.5 million . The Company has recognized a related tax benefit associated with its share-based compensation arrangements totaling less than $0.1 million.

Prior to January 1, 2006, the Company accounted for stock-based compensation plans in accordance with the provisions of APB Opinion No. 25, as permitted by SFAS No. 123, and accordingly did not recognize compensation expense for the issuance of options with an exercise price equal to or greater than the market price at the date of grant. The Company did recognize $0.2 million of compensation expense for the three months ended March 31, 2005 related to a restricted stock grant and discounted stock options. Had the fair value based method as prescribed by SFAS No. 123 been applied by iGATE, the effect on net income and earnings per share for the first quarter of 2005 would have been as follows ($ in thousands, except per share data):

Three Months Ended March 31, 2005
Net income, as reported (including $0.2 million of stock compensation expense recognized)	$1,344
Less: Total stock-based employee compensation expense determined under fair value method for all awards and deferred compensation expense	(312)

Proforma net income	$1,032

Earnings per share:
Basic — as reported	$0.03

Basic — Proforma	$0.02

Diluted — as reported	$0.03

Diluted — Proforma	$0.02

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

iGS Stock Option Plans

The Company’s majority-owned subsidiary, iGS maintains two (2) employee stock option plans herein referred to as “Plan 1” and “Plan 2”. The Plans are administered by a committee appointed by the Board of Directors of iGS. Plan 1 provides for the issuance of a maximum of 3.0 million shares of iGS common stock and Plan 2 provides for the issuance of a maximum of 4.5 million shares of iGS common stock. Options are typically granted at the prevailing market values for each of the Plans.

Options for each of the above Plans generally expire ten years from the date of grant or earlier if an option holder ceases to be employed or associated by the Company for any reason.

The fair value of each option grant is estimated using the Black-Scholes option pricing model. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on the historical volatility of the Company’s stock and implied volatility derived from exchange traded options. The average expected life was based on the contractual term of the option and expected employee exercise and post-vesting employment termination behavior. The risk-free interest rate for iGATE’s Plan is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The risk-free rate for each of the iGS Plans is based on an equivalent Indian risk-free rate. Forfeitures are estimated based on voluntary termination behavior, as well as an analysis of actual option forfeitures. The weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

	Quarter Ended March 31, 2006		Quarter Ended March 31, 2005
	iGATE	iGATE Global Solutions	iGATE	iGATE Global Solutions
Fair values of options granted	$3.15	$3.35	$2.91	$3.09
Risk free interest rate	4.61%	6.91%	4.00%	3.82%
Expected dividend yield	0.0%	0.5%	0.0%	0.0%
Expected life of options	4.5 years	5 years	5 years	4 years
Expected volatility rate	66.8%	63.8%	88.5%	65.5%

The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $0.1 million and $0.2 million, respectively. The excess cash tax benefit classified as a financing cash inflow for the quarters ended March 31, 2006 and 2005 was not significant.

As of March 31, 2006, there was $8.4 million of total unrecognized compensation cost related to non-vested stock options granted. The cost is expected to be recognized over a weighted-average period of 2.0 fiscal years.

A summary of each stock option plan is presented below:

iGATE Stock Option Plan	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Options outstanding at December 31, 2005	2,201,207	$6.93
Granted	100,000	5.41
Exercised	(160,006)	3.14
Lapsed and forfeited	(89,364)	16.00

Options outstanding at March 31, 2006	2,051,837	$6.76	5.7	$3.2

Options vested and expected to vest at March 31, 2006	2,027,609	$6.79	5.8	$3.1

Options exercisable at March 31, 2006	1,316,362	$8.38	4.2	$1.7

Available for future grant	10,177,701

iGATE Global Solutions Stock Option Plan 1	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Options outstanding at December 31, 2005	1,492,634	$3.11
Granted	110,835	5.71
Exercised	(21,000)	2.48
Lapsed and forfeited	(17,975)	3.31

Options outstanding at March 31, 2006	1,564,494	$3.26	7.5	$3.4

Options vested and expected to vest at March 31, 2006	1,499,303	$3.24	7.7	$3.1

Options exercisable at March 31, 2006	907,323	$2.91	7.1	$2.3

Available for future grant	777,441

iGATE Global Solutions Stock Option Plan 2	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Options outstanding at December 31, 2005	2,962,234	$4.86
Granted	—	—
Exercised	(1,878)	4.71
Lapsed and forfeited	(205,159)	4.75

Options outstanding at March 31, 2006	2,755,197	$4.82	8.6	$2.4

Options vested and expected to vest at March 31, 2006	2,552,130	$4.85	8.9	$2.2

Options exercisable at March 31, 2006	708,146	$5.77	7.9	$0.1

Available for future grant	1,737,772

Results of Operations of Our Operating Segments: iGATE Solutions, iPS and iGATE Corporate for the Three Months Ended March 31, 2006 as Compared to the Three Months Ended March 31, 2005:

Effective January 1, 2006, we recast our segments to include the operations of jobcurry Systems Private Ltd. (“jobcurry”) as part of iGATE Professional Services (“iPS”) segment. jobcurry provides recruiting and placement services for iGATE and outside customers. Previously, jobcurry was included in the iGATE Corporate (“iGATE”) segment. All prior periods have been reclassified to reflect the change to our segment reporting.

iGATE Solutions

Revenues for iGATE Solutions for the three months ended March 31, 2006 were $38.3 million, an increase of $5.6 million or 17.0%, as compared to $32.7 million for the three months ended March 31, 2005. Our revenue increase is directly attributable to a combination of new customer wins and increased business with our recurring customers. Our customers continue to move portions of the work previously done in the U.S. to India, resulting in increases in billable hours and consultant utilization in India. As a result, we have added approximately 1,000 offshore consultants since March 31, 2005. In addition, we have also been able to increase our billing rates both in the U.S. and India.

The gross margin as a percentage of sales (“gross margin percentage”) for iGATE Solutions was 27.2% for the three months ended March 31, 2006, as compared to 29.1% for the three months ended March 31, 2005. The decrease in our gross margins was primarily due to increased labor costs in India and approximately $0.4 million of stock compensation expense incurred in conjunction with our adoption of FAS 123 (R).

Selling, general and administrative expenses (“S,G&A”) include all costs that are not directly associated with our iGATE Solutions segment’s revenue generating consultants. S,G&A expenses include employee costs, corporate costs and facilities costs. Employee costs include administrative salaries and related employee benefits, travel recruiting and training costs. During the quarter we also recorded stock based compensation expense incurred as a result of our adoption of SFAS 123 (R), which is included in employee costs. Corporate costs include costs such as legal, accounting and outside consulting fees. Facilities costs include rent, depreciation, amortization of intangible assets related to prior year acquisitions and communications costs. S,G&A costs for the three months ended March 31, 2006 were $10.4 million or 27.1% of revenues, as compared to $9.3 million or 28.4% of revenues for the three months ended March 31, 2005.

Our net employee cost increased approximately $0.7 million for the quarter ended March 31, 2006 as compared to the quarter ended March 31, 2005, mainly due to increases in employee benefits and stock based compensation expense related to our adoption of FAS 123 (R). Our net corporate cost increased approximately $0.1 million for the quarter ended March 31, 2006 as we paid more in outside services fees during the quarter. Our net facilities costs increased $0.3 million mainly due to increases in depreciation on our new campus in Whitefield and increases in rent expense as we continue to expand both domestically and internationally.

iGATE Professional Services (“iPS”)

Revenues for iPS for the three months ended March 31, 2006 were $29.0 million, a decrease of $7.7 million or 21.0%, as compared to $36.7 million for the three months ended March 31, 2005. iPS sold its Canadian staffing operations in November 2005. The Canadian staffing operations sales for the three months ended March 31, 2005 were $8.2 million. For comparative purposes, iPS’ revenues without the impact of the Canadian staffing operations, for the first quarter of 2005, would have increased $0.5 million as overall demand for our staffing services has remained consistent for the periods presented as we continue to see favorable trends in the IT services market.

Gross margin percentage for iPS was 22.6% for the three months ended March 31, 2006, as compared to 20.8% for the three months ended March 31, 2005. For comparative purposes, iPS’ gross margin percentage for the quarter ended March 31, 2005, without the impact of the Canadian staffing operations would have been 21.8%. The contributing factors to the increased margin without the impact of the Canadian staffing operations were savings in business travel and higher utilization of salaried employees versus subcontracted labor.

Selling, general and administrative expenses (“S,G&A”) include all costs that are not directly associated with our iPS segment’s revenue generating consultants. S,G&A expenses include employee costs, corporate costs and facilities costs. Employee costs include administrative salaries and related employee benefits, travel recruiting and training costs. During the quarter we also recorded stock based compensation expense incurred as a result of our adoption of SFAS 123 (R), which is also included in employee costs. Corporate costs include costs such as legal, accounting and outside consulting fees. Facilities costs include rent, depreciation amortization of intangible assets related to prior year acquisitions and communications costs. S,G&A costs for the three months ended March 31, 2006 were $3.8 million or 13.1% of revenues, as compared to $4.7 million or 12.9% of revenues for the three months ended March 31, 2005. For the three months ended March 31, 2005 the impact of the Canadian staffing operations consisted of employee costs of $0.9 million, corporate costs of $0.1 million and facilities costs of $0.2 million.

Our net employee cost without the $1.0 million impact of costs of the Canadian staffing operations in 2005 increased approximately $0.8 million for the quarter ended March 31, 2006 mainly due to increases in employee salaries and related benefits, H1-b legal fees incurred as a result of adding additional consultants and stock based compensation expense incurred related to our adoption of SFAS 123 (R). Our net corporate cost without the $0.1 million impact of costs of the Canadian staffing operations in 2005 decreased approximately $0.5 million for the quarter ended March 31, 2006, mainly due to the decrease in our bad debt expense, net of recoveries. We had no significant change in our facilities costs for comparable periods.

Operating income percentage was 9.5% for the three months ended March 31, 2006 and 7.9% for the three months ended March 31, 2005. The Canadian staffing operations contributed 1% of operating income for the three months ended March 31, 2005. Operating income increased for the three months ended March 31, 2006 mainly due to increased gross margins, as our overall S,G&A expenses, net of the Canadian staffing operations, increased $0.3 million for comparable quarters.

iGATE Corporate (“iGATE”)

Revenues for iGATE for the three months ended March 31, 2006 were $0.4 million, an increase of $0.2 million from revenues of $0.2 million for the comparable three months ended March 31, 2005. This increase in revenue over the comparable period was due to increases in clinical studies in iGATE Clinical Research International Inc. and iGATE Clinical Research International Private Ltd.

Gross margin percentage was 49.7% for the three months ended March 31, 2006, as compared to 31.0% for the three months ended March 31, 2005. Increases in the revenues for iGATE Clinical Research International Private Ltd. and iGATE Clinical Research International Inc. have positively impacted our gross margin percentage, as direct costs have remained consistent for each period presented.

S,G&A costs were $2.7 million for the three months ended March 31, 2006, as compared to $3.2 million for the three months ended March 31, 2005. Our S,G&A costs decreased due to lower accounting and legal costs in 2006 related to a more efficient compliance effort related to Section 404 of the Sarbanes-Oxley Act.

Other Income (Expense) Components

Other income, net for the three months ended March 31, 2006 totaled $1.4 million, compared to other (expense) of $(0.3) million for the three months ended March 31, 2005, an increase to other income of $1.7 million. The following paragraphs discuss significant components of other income (expense) and changes within each three month period presented.

During the most recent three months ended March 31, 2006 we had interest income of $0.8 million in 2006 as compared to $0.6 million for three months ended March 31, 2005 as investment yields increased in 2006. During the most recent quarter we recognized unfavorable foreign currency translation losses of $(0.4) million related to our intercompany debt with India which were offset by favorable mark to market losses on our ineffective hedges of $1.0 million. For the three months ended March 31, 2005, we recognized unfavorable foreign currency translation losses of $(0.6) million related to our intercompany debt with India and unfavorable mark to market losses on our ineffective hedges of $(0.3) million.

We recognized income on affiliated companies of $0.1 million for the three months ended March 31, 2006, as compared to a loss of $0.1 million for the three months ended March 31, 2005. All activity in 2006 was related to our investment in the Software AG joint venture. Our activity for the quarter ended March 31, 2005 was related to our investments in the CIBER and Software AG joint ventures. We acquired majority ownership of CIBER in November 2005.

Minority interest expense was $0.1 million for the three months ended March 31, 2006 and relates to the income of iGS and iGATE Clinical Research International Private Ltd. Minority interest expense was $0.1 million for the three months ended March 31, 2005 and included the income of iGS and the losses of iGATE Clinical Research International Private Ltd.

Our income tax provision was $0.6 million at an effective rate of 34.4% for the three months ended March 31, 2006. The significant items comprising our effective tax rate were a reversal of certain tax reserves and providing valuation allowances against certain deferred tax assets. iGS has renewed an Indian tax holiday related to its new Whitefield campus. The tax holiday will extend through 2009. Our income tax benefit was $1.9 million on a loss from continuing operations of $0.5 million at a negative effective rate of 359.0% for the three months ended March 31, 2005. The significant items comprising our negative effective rate were valuation allowances recorded against certain deferred tax assets and the reversal of certain income taxes accrued in prior years.

Liquidity and Capital Resources

Changes in working capital resulted in a $4.0 million unfavorable impact on cash flows for the three months ending March 31, 2006. Our accounts receivable decreased by $0.4 million from $49.5 million at December 31, 2005. Our days sales outstanding decreased to 66 days at March 31, 2006 from 73 days at December 31, 2005.

At March 31, 2006, we had cash and short-term investments of $43.4 million and $31.1 million, respectively, as compared to cash and short-term investments of $45.8 million and $30.8 million, respectively, at December 31, 2005. Short-term investments at March 31, 2006 and December 31, 2005 consisted mainly of highly liquid short-term investments. Our focus has been liquidity along with the preservation of our principal holdings.

Cash provided from operations is anticipated to be adequate to fund capital expenditures and other business needs over the next 12 months.

Cash from Operations

Cash provided by operations was $0.2 million for the three months ended March 31, 2006. Factors contributing to our cash provided by operations were net income of $1.1 million for the period offset by changes in working capital items of $4.0 million that included a decrease to our accounts receivable balances of $0.4 million and increases to other working capital items of $4.4 million. During 2006, significant noncash items totaled $3.1 million and included depreciation and amortization, stock based compensation expense, bad debt expense, minority interest equity losses, deferred taxes, losses on derivative instruments and net losses on venture investments and affiliated companies.

Cash used by operations was $4.5 million for the three months ended March 31, 2005. Factors contributing to our use of cash were net income of $1.3 million offset by changes in working capital items of $8.5 million that included an increase to our accounts receivable balances of $2.5 million and net changes to other working capital items of $6.0 million. Significant noncash items during the three months ended March 31, 2005 totaled $2.6 million and included depreciation and amortization, bad debt expense, minority interest, equity losses, amortization of deferred compensation and deferred taxes.

Investing Activities

Cash used in investing activities for the three month period ending March 31, 2006 was $2.8 million, as compared to uses of cash of $2.6 million in the same period of 2005.

Our capital expenditures were $2.6 million and $5.8 million for the three months ended March 31, 2006 and 2005, respectively. Significant portions of capital expenditures in both periods presented were due to the construction of our Whitefield campus located in India.

We have increased our short-term investment portfolios by approximately $0.2 million at March 31, 2006. We decreased our short-term investment portfolio by approximately $3.5 million for the same period last year.

Financing Activities

Cash provided by financing activities was $0.4 million and $0.2 million for the three months ended March 31, 2006 and 2005, respectively. Sources of cash related to stock option exercises were $0.6 million and $0.2 million in 2006 and 2005, respectively. Tax benefits recognized in conjunction with the adoption of SFAS 123 (R) in 2006 was not significant.

The PNC Facility was renewed on September 14, 2005 for 365 days. Our borrowing availability under the PNC Facility is $25.0 million. We have no outstanding borrowings on the PNC Facility at March 31, 2006. As part of our agreement with PNC, we are required to maintain cash and cash equivalents and short-term investments of at least $30.0 million and maintain net tangible worth of at least $88 million.

Restructurings

We restructured our businesses in 2004, 2003, 2002 and 2001. As a result of these restructurings, we will be required to make cash payments in future years. The nature of the payments and the reasons for the restructurings are discussed more fully in Note 6 to the Consolidated Financial Statements. The following table details the cash payments that we will be required to make in the future years:

(Dollars in thousands)	2006	2007	2008	2009	2010	Thereafter
Lease costs of office closure	$1,438	$639	$639	$639	$529	$—

During the three months ended March 31, 2006, we did not use our cash reserves for any other significant financing or investing activities, with the exception of cash being transferred from money-market accounts or other short-term investments (purchases of $6.6 million and sales of $6.4 million), certain capital expenditures that were incurred during the normal course of business (net additions of $2.6 million) and the exercise of employee stock options of $0.6 million.

Contractual Obligations

As part of our acquisition of iGATE Clinical Research International Private Ltd., we may be required to fund their existing operations for an amount of up to $3.0 million, based upon mutually agreed upon operating needs. We funded $0.3 million of this requirement in the first quarter of 2006, and $0.3 million during the first quarter of 2005. We have funded a total of $1.3 million thus far in connection with this agreement.

We also have financial commitments related to existing leases on our occupied space. Our commitments are as follows:

(Dollars in thousands)	2006	2007	2008	2009	2010	Thereafter
Leases	$2,154	$2,559	$1,857	$867	$396	$962

We have committed to building Phase III of our campus located in Bangalore. Total estimated costs of the project will approximate $7.5 million. Phase I was completed in February 2004 and Phase II was completed in December 2005. We have funded the project through a combination of available cash reserves and short-term investments.

As noted earlier, in Business Developments, iGS has funded $0.8 million to LoanPro through May 5, 2006.

Off-Balance Sheet Arrangements

We do not have any off-balance arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Factors

We are exposed to market risks from adverse changes in foreign exchange rates, interest rates, especially the Indian Rupee (“Rupee”). We do not engage in speculative or leveraged transactions, nor do we hold or issue financial instruments for trading purposes.

Foreign Exchange Rate Sensitivity

iGS’s cash flow and earnings are subject to fluctuations due to exchange rate variation between the Rupee and the U.S. Dollar (“USD”). This foreign currency risk exists based upon the nature of the iGS’s operations. The majority of iGS’s customers and revenue are U.S. based, which provides an inherent foreign currency risk between USD and Rupee exchange rates.

We attempt to limit our exposure to changing Rupee rates mainly through financial market transactions. These transactions may include entering into forward or option contracts to hedge existing exposures. The instruments are used to reduce risk by essentially creating offsetting currency exposures. The following table presents information related to foreign currency contracts held by the Company:

LIST OF OUTSTANDING HEDGE TRANSACTIONS ON MARCH 31, 2006

			(Dollars in thousands)
	Maturity Date Ranges	Strike Price at Rupee Rate Ranges	Amount	Option	Net Unrealized Gains/(Losses) March 31, 2006
FORWARD CONTRACTS
From:	June 29, 2006	43.97
To:	August 31, 2006	44.00

Subtotal			$6,000		$(121)

CURRENCY OPTION CONTRACTS
From:	April 26, 2006	43.15	$11,000	Buy/Sell Put
To:	December 29, 2006	44.77	15,500	Buy/Sell Call

Subtotal			$26,500		$(220)

FAIR VALUE HEDGES
From:	April 28, 2006	44.10
To:	April 28, 2006	44.10

Subtotal			$1,000		$(15)

PRINCIPAL SWAPS
	September 29, 2006		$886 USD		$(24)
			1,500 SGD
	September 29, 2006		$601 USD		$6
			500 EURO
	September 28, 2006		$1,555 USD		$97
			175,000 JPY
	September 28, 2006		$3,104 USD		$52
			1,750 GBP

Subtotal					$130

Total					$(226)

The net unrealized gains/(losses) were calculated using a Rupee exchange rate of 44.50.

As of March 31, 2006, our forward contracts to hedge intercompany cash flows will mature within one year from our 2005 fiscal year-end. As each contract matures, iGS will receive Rupees at the contracted (“strike price”) rate while delivering the USD equivalent of Rupees at the prevailing Rupee exchange rate. Contracts that meet qualifying criteria are accounted for as foreign currency cash flow hedges. Accordingly, the effective portion of gains and losses is deferred as a component of other comprehensive loss and is recognized in earnings at the time the hedged item affects earnings. Any gains and losses due to hedge ineffectiveness or related to contracts which do not qualify for hedge accounting are recorded in current period earnings in other income and expense. At March 31, 2006 these forward contracts did not meet qualifying criteria to receive hedge accounting and, as such, iGS appropriately recorded a liability for the net unrealized loss of $(0.1) million.

As of March 31, 2006, our option contracts to hedge intercompany cash flows will mature within one year from our 2005 fiscal year-end. As each contract matures and dependent upon prevailing Rupee exchange rates, iGS will have the option to either buy USDs at each contracted “put” strike price or sell USDs at each contracted “call” strike price. Contracts that meet qualifying criteria are accounted for as foreign currency cash flow hedges. Accordingly, the effective portion of gains and losses is deferred as a component of other comprehensive loss and is recognized in earnings at the time the hedged item affects earnings. Any gains and losses due to hedge ineffectiveness or related to contracts which do not qualify for hedge accounting are recorded in current period earnings in other income and expense. At March 31, 2006 these option contracts did not meet qualifying criteria to receive hedge accounting and, as such, iGS appropriately recorded a liability for the net unrealized loss of $(0.2) million.

As of March 31, 2006, all fair value hedges were deemed to be ineffective due to the lack of an underlying asset or transaction to be hedged. They will expire in April 2006. At March 31, 2006, iGS recorded less than $0.1 million loss.

As of March 31, 2006, our principal swaps to hedge intercompany debt from iGS to iGATE will mature within one year from our 2005 fiscal year-end. Contracts that meet qualifying criteria are accounted for as foreign currency cash flow hedges. Accordingly, the effective portion of gains and losses is deferred as a component of other comprehensive loss and is recognized in earnings at the time the hedged item affects earnings. Any gains and losses due to hedge ineffectiveness or related to contracts which do not qualify for hedge accounting are recorded in current period earnings in other income and expense. At March 31, 2006, the principal swaps to hedge intercompany debt did not meet qualifying criteria to receive hedge accounting and iGS appropriately recorded the assets for the net unrealized gain of $0.1 million as Other Income.

Interest Rate Sensitivity

The Company is exposed to changes in interest rates primarily as a result of its intercompany debt borrowing and investing activities used to maintain liquidity and fund business operations. The nature and amount of the Company’s long-term and short-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. The Company’s net intercompany debt obligation totaled $11.0 million at March 31, 2006. The Company’s debt obligation is discussed in its Related Party Transactions Note 18.

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

As of March 31, 2006, the potential gain or loss in the fair value of the Company’s outstanding foreign currency contracts assuming hypothetical 5%, 2% and 1% fluctuations in currency rates would be approximately:

	Valuation given X% decrease in Rupee / USD rate			Fair Value as of March 31, 2006	Valuation give X% increase in Rupee / USD rate
	(5%)	(2%)	(1%)		1%	2%	5%
Rupee to USD rate	42.279	43.614	44.059	44.504	44.949	45.394	46.729
Derivative Instruments	$1.0	$0.3	$0.0	$(0.2)	$(0.5)	$(0.7)	$(1.5)

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

For all significant foreign operations, the functional currency is the local currency. Assets and liabilities of these operations are translated at the exchange rate in effect at each period end. Statement of Operations accounts are translated at the average exchange rate prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included as a component of other comprehensive income (loss). Realized gains and losses from foreign currency transactions are included in net loss for the periods presented. Exchange rate transaction gains (losses) did not have a significant impact on operations for the three months ended March 31, 2006.

Seasonality

Our operations are generally not affected by seasonal fluctuations. However, our consultants’ billable hours are affected by national holidays and vacation policies, which vary by country and by operating company.

Economic Trends and Outlook

We believe that the Information Technology and Business Process Outsourcing industry in India is in its infancy, and that significant revenue and profit growth opportunities remain ahead of us. The global market for IT services and business process outsourcing is estimated to be nearly $300 billion. McKinsey & Company and the National Association of Software and Services Companies, an Indian industry group, have estimated that just 10% of the global market for the types of IT and business services we offer has been tapped.

Our long-term goal is to be a significant player in the offshore services industry — with a healthy core business in IT services supplemented with higher-growth specialty practices in areas such as Mortgage Services, Finance and Accounting, Data Management and Software Testing.

Our goals for 2006 include a focus on accelerating revenue growth by aggressively pursing larger, Global 2000 clients and multi-year projects, advancing our new service offerings, and pursuing opportunities in new geographic markets. We will also remain squarely focused on continuing to improve margins and overall profitability.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

For the three month period ended March 31, 2006, the Company carried out an evaluation, under the supervision and with the participation of Company management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(b) and 15d-15(b). Based upon, and as of the date of this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. The results of management’s assessment were reviewed with the Company’s Audit Committee.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the first quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

Risk factors associated with our business are discussed in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2005. There were no material changes in these risk factors during the first quarter of 2006.

ITEM 6.	EXHIBITS

(a)	Exhibits

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer is filed herewith.

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer is filed herewith.

32.01	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer is filed herewith.

32.02	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer is filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10th day of May, 2006.

iGATE CORPORATION

May 10, 2006	/s/ SUNIL WADHWANI
Sunil Wadhwani
Co-Chairman of the Board of Directors,
Chief Executive Officer, and Director

/s/ MICHAEL J. ZUGAY
Michael J. Zugay
Senior Vice President and
Chief Financial Officer