Form 10-Q
period 2006-06-30
IGATE CORP
filed 2006-08-09
CIK 1024732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of July 31, 2006 was 52,963,042 shares.

iGATE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2006

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(a)

iGATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues	$69,322	$67,896	$137,018	$137,497
Cost of revenues (1)	52,520	51,098	103,034	103,502

Gross margin	16,802	16,798	33,984	33,995
Selling, general and administrative (2)	17,734	17,374	34,616	34,603
Restructuring recovery	(555)	—	(555)	—

Loss from operations	(377)	(576)	(77)	(608)
Other (expense) income, net	(365)	520	1,066	234
Minority interest	306	(59)	161	(143)
Gain on venture investments	534	—	534	—
Equity in income (losses) of affiliated companies	114	88	179	(29)

Income (loss) before income taxes	212	(27)	1,863	(546)
Income tax expense (benefit)	618	259	1,186	(1,604)

Net (loss) income	$(406)	$(286)	$677	$1,058

Net (loss) earnings per common share, Basic	$(0.01)	$(0.01)	$0.01	$0.02

Net (loss) earnings per common share, Diluted	$(0.01)	$(0.01)	$0.01	$0.02

Weighted average common shares, Basic	52,933	52,512	52,887	52,494

Weighted average dilutive common equivalent shares outstanding	52,933	52,512	53,211	52,718

(1)	2006 includes SFAS 123 (R) stock compensation expense of $0.4 million and $0.8 million for the three and six months ended June 30, 2006, respectively.

(2)	2006 includes SFAS 123 (R) stock compensation expense of $0.6 million and $1.1 million for the three and six months ended June 30, 2006, respectively.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

(b)

iGATE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share and share data)

	June 30, 2006	December 31, 2005*
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$46,048	$45,837
Short-term investments	29,685	30,798
Accounts receivable, net	51,888	49,479
Prepaid and other current assets	7,684	7,237
Prepaid income taxes	1,157	1,060
Deferred income taxes	777	1,058

Total current assets	137,239	135,469

Investments in unconsolidated affiliates	2,173	1,050
Land, building, equipment and leasehold improvements, net	27,736	28,539
Goodwill	8,661	8,851
Intangible assets, net	2,538	3,565

Total assets	$178,347	$177,474

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,982	$5,958
Accrued payroll and related costs	16,197	16,304
Other accrued liabilities	8,941	8,163
Restructuring reserve	932	2,355
Deferred revenue	91	362

Total current liabilities	31,143	33,142
Restructuring reserve	2,273	2,422
Other long-term liabilities	372	422
Deferred income taxes	9,885	9,718

Total liabilities	43,673	45,704

Minority interest	15,668	14,098
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, without par value: 20,000,000 shares authorized, 1 share of Preferred Stock held in treasury in 2006 and 2005, respectively	—	—
Common stock, par value $0.01 per share:
100,000,000 shares authorized, 53,953,144 and 53,756,638 shares issued, respectively	540	538
Additional paid-in capital	162,315	162,278
Accumulated deficit	(29,064)	(29,741)
Deferred compensation	—	(1,119)
Common stock held in treasury, at cost, 990,102 shares	(14,714)	(14,714)
Accumulated other comprehensive income	(71)	430

Total shareholders’ equity	119,006	117,672

Total liabilities and shareholders’ equity	$178,347	$177,474

*	Condensed from audited Consolidated Financial Statements.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

(c)

iGATE CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated (Deficit)	Deferred Compensation	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Comprehensive Income/ (Loss)
	Shares	Par Value
Balance, December 31, 2005	52,766,536	$538	$162,278	$(29,741)	$(1,119)	$(14,714)	$430	$117,672
Exercise of stock options, includes the effect of tax benefit recognized	196,506	2	775	—	—	—	—	777
Reclassification of deferred compensation	—	—	(1,119)	—	1,119	—	—	—
Stock-based compensation expense	—	—	381	—	—	—	—	381
Comprehensive income:
Currency translation adjustment	—	—	—	—	—	—	(501)	(501)	$(501)
Net income	—	—	—	677	—	—	—	677	677

									$176

Balance, June 30, 2006	52,963,042	$540	$162,315	$(29,064)	$—	$(14,714)	$(71)	$119,006

Balance, December 31, 2004	52,512,346	$535	$161,345	$(36,710)	$(1,934)	$(14,714)	$3,178	$111,700
Exercise of stock options, includes the effect of tax benefit recognized	57,202	1	196	—	—	—	—	197
Amortization of deferred compensation	—	—	—	—	407	—	—	407
Comprehensive income:
Unrealized loss on investments, net of tax	—	—	—	—	—	—	(29)	(29)	$(29)
Currency translation adjustment	—	—	—	—	—	—	(321)	(321)	(321)
Net income	—	—	—	1,058	—	—	—	1,058	1,058

									$708

Balance, June 30, 2005	52,569,548	$536	$161,541	$(35,652)	$(1,527)	$(14,714)	$2,828	$113,012

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

(d)

iGATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2006	2005
Cash Flows From Operating Activities:
Net income	$677	$1,058
Adjustments to reconcile net income to cash used by operations:
Depreciation and amortization	5,668	5,317
Stock based compensation	1,896	407
Unrealized gain on derivative instruments	(138)	—
Realized gain on investments	(39)	(46)
Bad debt expense	52	261
Deferred income taxes, net	509	369
Equity in (income) loss of affiliated companies	(179)	29
Restructuring recovery	(555)	—
Minority interest	(161)	143
Working capital items:
Accounts receivable and unbilled receivables	(3,189)	6,070
Prepaid and other assets	(629)	(1,490)
Accounts payable	(937)	(844)
Accrued and other current liabilities	1,348	(5,395)
Deferred revenue	(270)	(284)
Restructuring reserve	(1,296)	(1,549)

Net cash flows provided by continuing operations	2,757	4,046

Cash flows used by discontinued operations	—	(5)

Net cash flows provided by operating activities	2,757	4,041

Cash Flows From Investing Activities:
Additions to land, building, equipment and leasehold improvements, net	(4,343)	(8,149)
Sales of investments, net	1,062	7,174
Investments in unconsolidated affiliates	(965)	(194)

Net cash flows used by investing activities	(4,246)	(1,169)

Cash Flows From Financing Activities:
Payments on secured financing	(98)	—
Net proceeds from exercise of stock options and excess tax benefit	746	600

Net cash flows provided by financing activities	648	600

Effect of currency translation	1,052	(198)

Net change in cash and cash equivalents	211	3,274
Cash and cash equivalents, beginning of period	45,837	28,201

Cash and cash equivalents, end of period	$46,048	$31,475

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

iGATE CORPORATION

(e)    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

The Unaudited Condensed Consolidated Financial Statements included herein have been prepared by iGATE Corporation (the “Company”) in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, the accompanying Unaudited Condensed Consolidated Financial Statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying Unaudited Condensed Consolidated Financial Statements as of and for the three months ended June 30, 2006 and 2005 should be read in conjunction with the Company’s Consolidated Financial Statements (and notes thereto) included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2005. In the opinion of the Company’s management, all adjustments considered necessary for a fair statement of the accompanying Unaudited Condensed Consolidated Financial Statements have been included, and all adjustments, unless otherwise discussed in the Notes to the Unaudited Condensed Consolidated Financial Statements, are of a normal and recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three months and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 48, “Uncertainty in Income Taxes.” FIN 48 applies to all tax positions within the scope of Statement 109 and clarifies when and how to recognize tax benefits in the financial statements with a two-step approach of recognition and measurement. FIN 48 will become effective in the first quarter of 2007. Management continues to evaluate the effect that adoption of FIN 48 will have on the consolidated results of operations and financial position.

2.    Stock Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (R), which requires compensation costs related to share-based transactions, including employee share options, to be recognized in the financial statements based on fair value. SFAS No. 123 (R) revises SFAS No. 123, as amended, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees.

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

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of the adoption of SFAS No. 123 (R), the Company’s results for the three and six months ended June 30, 2006 include share-based compensation expense of $1.0 million and $1.9 million, respectively. The total stock-based compensation cost has been included in the Consolidated Statements of Income within direct costs of $0.4 million and $0.8 million for the three and six months ended June 30, 2006 and within selling, general and administrative expenses of $0.6 million and $1.1 million for the three and six months ended June 30, 2006. The Company has recognized a related tax benefit associated with its share-based compensation arrangements for the three and six months ended June 30, 2006 totaling less than $0.1 million and $0.1 million, respectively.

Prior to January 1, 2006, the Company accounted for stock-based compensation plans in accordance with the provisions of APB Opinion No. 25, as permitted by SFAS No. 123, and accordingly did not recognize compensation expense for the issuance of options with an exercise price equal to or greater than the market price at the date of grant. The Company did recognize $0.2 million and $0.4 million of compensation expense for the three and six month periods ended June 30, 2005, respectively, related to a restricted stock grant and discounted stock options. Had the fair value based method as prescribed by SFAS No. 123 been applied by iGATE, the effect on net (loss) income and (loss) earnings per share for three and six month periods ended June 30, 2005 would have been as follows ($ in thousands, except per share data):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net (loss) income, as reported (including $0.2 million and $0.4 million of stock compensation expense recognized in the three and six months ended June 30, 2005, respectively)	$(286)	$1,058
Less: Stock-based employee compensation expense determined under fair value method for all awards	(437)	(749)

Proforma net income	$(723)	$309

(Loss) earnings per share:
Basic — as reported	$(0.01)	$0.02

Basic — proforma	$(0.01)	$0.01

Diluted — as reported	$(0.01)	$0.02

Diluted — proforma	$(0.01)	$0.01

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

On May 25, 2006, the Company adopted the 2006 iGate Corporation Stock Incentive Plan (the “2006 Plan”). The 2006 Plan provides that up to 14.7 million shares of the Company’s common stock shall be allocated for issuance to officers, employees, directors and consultants of the Company and its subsidiaries. At June 30, 2006, no shares of the Company’s common stock were issued under the 2006 Plan.

In addition, the Company’s iGS subsidiary also maintains its own stock option plans. iGS’ stock option plans were approved by its Boards of Directors in 2000.

iGS Stock Option Plans

The Company’s majority-owned subsidiary, iGS maintains two (2) employee stock option plans herein referred to as “Plan 1” and “Plan 2” and collectively as the “Plans”. The Plans are administered by a committee

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

appointed by the Board of Directors of iGS. Plan 1 provides for the issuance of a maximum of 3.0 million shares of iGS common stock and Plan 2 provides for the issuance of a maximum of 4.5 million shares of iGS common stock. Options are typically granted at the prevailing market values for each of the Plans.

Options for each of the above Plans generally vest over a four year period and expire ten years from the date of grant or earlier if an option holder ceases to be employed or associated by iGATE or iGS for any reason.

The fair value of each option grant is estimated using the Black-Scholes option pricing model. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on the historical volatility of either iGATE or iGS stock and implied volatility derived from exchange traded options. The average expected life was based on the contractual term of the option and expected employee exercise and post-vesting employment termination behavior. The risk-free interest rate for iGATE’s Plans are based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The risk-free rate for each of the iGS Plans is based on an equivalent Indian risk-free rate. Forfeitures are estimated based on voluntary termination behavior, as well as an analysis of actual option forfeitures. The weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

	Quarter Ended June 30, 2006		Quarter Ended June 30, 2005		Six Months Ended June 30, 2006		Six Months Ended June 30, 2005
	iGATE	iGATE Global Solutions	iGATE	iGATE Global Solutions	iGATE	iGATE Global Solutions	iGATE	iGATE Global Solutions
Fair values of options granted	$3.36	$2.97	$2.47	$3.05	$3.17	$3.16	$2.73	$3.05
Risk-free interest rate	4.95%	6.93%	4.15%	3.74%	4.65%	6.92%	4.06%	3.55%
Expected dividend yield	0.0%	0.5%	0.0%	0.3%	0.0%	0.5%	0.0%	0.3%
Expected life of options	4.5 years	5 years	5 years	4 years	4.5 years	5 years	5 years	4 years
Expected volatility rate	64.4%	63.6%	85.5%	64.1%	66.5%	63.7%	87.3%	64.2%

The total intrinsic value of options exercised during the three and six months ended June 30, 2006 and 2005 was $0.1 million and $0.6 million, and $0.2 million and $0.4 million, respectively. The excess cash tax benefit classified as a financing cash inflow for the three and six months ended June 30, 2006 and 2005 was not significant.

As of June 30, 2006, there was $7.8 million of total unrecognized compensation cost related to non-vested stock options granted. The cost is expected to be recognized over a weighted-average period of 1.8 fiscal years.

A summary of each stock option plan is presented below:

iGATE Stock Option Plan	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Options outstanding at December 31, 2005	2,201,207	$6.93
Granted	115,000	5.49
Exercised	(196,506)	3.36
Lapsed and forfeited	(89,564)	16.00

Options outstanding at June 30, 2006	2,030,137	$6.80	5.5	$3.8

Options vested and expected to vest at June 30, 2006	2,008,752	$6.83	5.5	$3.7

Options exercisable at June 30, 2006	1,333,197	$8.30	4.0	$2.1

Available for future grant	10,162,901

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

iGATE Global Solutions Stock Option Plan 1	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Options outstanding at December 31, 2005	1,492,634	$3.11
Granted	221,085	$5.29
Exercised	(26,450)	$2.43
Lapsed and forfeited	(116,793)	$3.30

Options outstanding at June 30, 2006	1,570,476	$3.29	7.4	$1.99

Options vested and expected to vest at June 30, 2006	1,511,821	$3.26	7.6	$1.76

Options exercisable at June 30, 2006	979,193	$2.81	6.9	$1.51

Available for future grant	766,009

iGATE Global Solutions Stock Option Plan 2	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Options outstanding at December 31, 2005	2,962,234	$4.86
Exercised	(1,878)	$4.57
Lapsed and forfeited	(381,025)	$4.66

Options outstanding at June 30, 2006	2,579,331	$4.67	8.3	$1.19

Options vested and expected to vest at June 30, 2006	2,431,377	$4.69	8.6	$1.06

Options exercisable at June 30, 2006	1,087,858	$4.96	8.1	$0.33

Available for future grant	1,913,638

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Derivative Instruments and Hedging Activities

Summarized below are derivative instruments consisting of foreign exchange contracts and a principal only SWAP agreement whose carrying values were adjusted to their fair value at June 30, 2006. Fair values are based on quoted market prices at prevailing exchange rates and other available market information.

LIST OF OUTSTANDING HEDGE TRANSACTIONS ON JUNE 30, 2006

			(Dollars in thousands)
	Maturity Date Ranges	Strike Price at Rupee Rate Ranges	Amount	Option	Net Unrealized Gains/(Losses) June 30, 2006
FORWARD CONTRACTS
From:	July 31, 2006	43.90
To:	March 30, 2007	45.70

Subtotal			15,000		$(426)

CURRENCY OPTION CONTRACTS
From:	September 29, 2006	44.40	2,000	Buy/Sell Put
To:	December 29, 2006	44.77	2,500	Buy/Sell Call

Subtotal			4,500		$(234)

PRINCIPAL SWAPS
	September 29, 2006		$886 USD		$(32)
			1,500 SGD
	September 29, 2006		$601 USD		$(54)
			500 EURO
	September 28, 2006		$1,555 USD		$68
			175,000 JPY
	September 28, 2006		$3,104 USD		$(144)
			1,750 GBP
	September 30, 2006		$3,519 USD		$(74)
			4,000 GBP

Subtotal					$(236)

Total					$(896)

The net unrealized gains/(losses) were calculated using a Rupee exchange rate of 45.872.

As of June 30, 2006, the Company’s forward contracts to hedge intercompany cash flows will mature within one year. As each contract matures, iGS will receive Rupees at the contracted (“strike price”) rate while delivering the U.S. Dollar (“USD”) equivalent of Rupees at the prevailing Rupee exchange rate. Contracts that meet qualifying criteria are accounted for as foreign currency cash flow hedges. Accordingly, the effective portion of gains and losses is deferred as a component of other comprehensive loss and is recognized in earnings at the time the hedged item affects earnings. Any gains and losses due to hedge ineffectiveness or related to contracts which do not qualify for hedge accounting are recorded in current period earnings in other income and expense. At June 30, 2006 these forward contracts did not meet qualifying criteria to receive hedge accounting and, as such, iGS appropriately recorded a liability for the net unrealized loss of $(0.4) million. For the three and

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

six months ended June 30, 2006, the Company recognized losses of $(0.5) million and $(0.5) million, respectively. The losses recognized for the three and six months ended June 30, 2005 were not significant.

As of June 30, 2006, our option contracts to hedge intercompany cash flows will mature within one year. As each contract matures and dependent upon prevailing Rupee exchange rates, iGS will either buy USDs at each contracted “put” strike price or sell USDs at each contracted “call” strike price. Contracts that meet qualifying criteria are accounted for as foreign currency cash flow hedges. Accordingly, the effective portion of gains and losses is deferred as a component of other comprehensive loss and is recognized in earnings at the time the hedged item affects earnings. Any gains and losses due to hedge ineffectiveness or related to contracts which do not qualify for hedge accounting are recorded in current period earnings in other income and expense. At June 30, 2006 these forward contracts did not meet qualifying criteria to receive hedge accounting and, as such, iGS appropriately recorded a liability for the net unrealized loss of $(0.2) million. For the six months ended June 30, 2006, the Company recognized a gain of $1.1 million. The loss recognized for the three month period ended June 30, 2006 was less than $0.1 million. The loss recognized for the three and six months ended June 30, 2005 were not significant.

As of June 30, 2006, there were no outstanding fair value hedge contracts. The unrealized losses recognized for the three and six months ended June 30, 2005 were not significant.

As of June 30, 2006, our principal swaps to hedge intercompany debt from iGS to iGATE will mature within one year from our 2005 fiscal year-end. Contracts that meet qualifying criteria are accounted for as foreign currency cash flow hedges. Accordingly, the effective portion of gains and losses is deferred as a component of other comprehensive loss and is recognized in earnings at the time the hedged item affects earnings. Any gains and losses due to hedge ineffectiveness or related to contracts which do not qualify for hedge accounting are recorded in current period earnings in other income and expense. At June 30, 2006, the principal swaps to hedge intercompany debt did not meet qualifying criteria to receive hedge accounting and iGS appropriately recorded a liability for the net loss of $(0.2) million. For the three and six months ended June 30, 2006, the Company recognized losses of $(0.4) million and $(0.5) million, respectively. The loss recognized for the three and six months ended June 30, 2005 were not significant.

4.    Goodwill and Other Intangible Assets

Changes in the carrying value of goodwill and intangible assets by reportable segment are as follows (in thousands):

	iGATE Solutions	iGATE Professional Services	iGATE Corporate	Consolidated
Goodwill at December 31, 2004	$8,609	$216	$573	$9,398
Foreign currency translation effect	(547)	—	—	(547)

Goodwill at December 31, 2005	8,062	216	573	8,851
Foreign currency translation effect	(190)	—	—	(190)

Goodwill at June 30, 2006	$7,872	$216	$573	$8,661

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The gross amounts and accumulated amortization of intangible assets are as follows:

	June 30, 2006		December 31, 2005
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	(unaudited)
Amortizable intangible assets:
Intellectual property	$570	$528	$570	$437
Customer relationships	6,642	4,584	6,642	3,882
Employment contracts	1,720	1,293	1,720	1,105
Other	314	303	314	257

Total	$9,246	$6,708	$9,246	$5,681

Amortization expense related to identifiable intangible assets was $0.5 million and $0.6 million for the three months periods and $1.0 million and $1.2 million for the six month periods ended June 30, 2006 and 2005, respectively. Estimated annual amortization expense for the years ended December 31, 2006 through December 31, 2009 is shown below:

Remainder of 2006	$592
2007	$943
2008	$694
2009	$309

5.    Investments and Restricted Investments

The Company has short-term investments consisting of money market funds and corporate bonds that totaled $29.7 million and $30.8 million at June 30, 2006 and December 31, 2005, respectively. Approximately $4.7 million and $5.8 million of these funds at June 30, 2006 and December 31, 2005, respectively, are to be used exclusively by iGS due to Indian governmental restrictions. The Company had compensating balances classified on the Condensed Consolidated Balance Sheet as short-term investments, which consisted of money market funds totaling $25.0 million at June 30, 2006 and December 31, 2005. The availability of short-term lines of credit is dependent upon maintenance of such compensating balances.

6.    Restructuring and Merger Charges

The following table details restructuring by year implemented. Please refer to Note 6 in the Company’s Form 10-K for further discussion of its restructurings. The components of the restructurings and the related charges and restructuring accrual at December 31, 2005 and June 30, 2006 are as follows (in thousands):

	Accrued December 31, 2005	Expense Recovery	Foreign Currency Translation Effect	Cash Expenditures	Accrued June 30, 2006
2004 lease costs of office closure	$3,859	$—	$279	$(964)	$3,174
2002 lease costs of office closure	68	—	—	(37)	31
2001 lease costs of office closure	850	(555)	—	(295)	—

Total	$4,777	$(555)	$279	$(1,296)	$3,205

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    PNC Credit Facility

On September 14, 2005, the Company renewed its credit facility (“Renewed Facility”) with PNC Bank N.A. (“PNC”) for 365 days. The Renewed Facility provides a maximum loan amount of $25.0 million and is secured entirely by the Company’s cash, cash equivalents and short-term investments. The availability of borrowings under the Renewed Facility has a one-to-one relationship with available cash secured by the Company. The provisions of the Renewed Facility requires the Company to maintain unrestricted cash and cash equivalents of at least $30.0 million and maintain tangible net worth of at least $88.0 million. The Company had no outstanding borrowings under the credit facility. The Company had letters of credit outstanding in the amount of $0.4 million and $0.3 million on the Renewed Facility as of June 30, 2006 and 2005, respectively.

8.    Income Taxes

Income (loss) before income taxes, as shown in the accompanying condensed consolidated statements of operations, consisted of the following for the three and six months ended June 30, 2006 and 2005, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in Thousands)		(Dollars in Thousands)
Income (loss) before income taxes:
Domestic	$743	$(599)	$1,161	$(1,824)
Foreign	(531)	572	702	1,278

Income (loss) before income taxes	$212	$(27)	$1,863	$(546)

Taxes (benefit) on income (loss), as shown in the accompanying condensed consolidated statements of operations, consisted of the following for the three and six months ended June 30, 2006 and 2005, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in Thousands)		(Dollars in Thousands)
Current provision (benefit):
Federal	$129	$(917)	$349	$(2,778)
State	96	(66)	177	41
Foreign	149	218	210	764

Total current provision (benefit)	374	(765)	736	(1,973)

Deferred provision (benefit):
Federal	131	1,039	173	510
State	6	151	(94)	(21)
Foreign	2	174	17	44
Valuation allowance	105	(340)	354	(164)

Total deferred provision (benefit)	244	1,024	450	369

Total provision (benefit) for income taxes	$618	$259	$1,186	$(1,604)

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reconciliation of income taxes (benefit) computed using the statutory U.S. income tax rate and the provision for income taxes (benefit) for the three and six months ended June 30, 2006 and 2005, respectively were as follows (in thousands):

	Three Months Ended June 30, 2006		Three Months Ended June 30, 2005
Income taxes computed at the federal statutory rate	$74	35.0%	$(9)	35.0%
State income taxes, net of federal tax benefit	82	38.7	40	(148.1)
Foreign taxes at other than U.S. statutory rate	337	159.0	192	(711.1)
Minority interest	(107)	(50.5)	102	(377.8)
Nondeductible goodwill	19	9.0	85	(314.8)
Deferred compensation	35	16.5	63	(233.3)
Other — net	73	34.0	126	(468.7)
Valuation allowance	105	49.5	(340)	1,259.3

	$618	291.1%	$259	(959.6)%

	Six Months Ended June 30, 2006		Six Months Ended June 30, 2005
Income taxes computed at the federal statutory rate	$652	35.0%	$(191)	35.0%
State income taxes, net of federal tax benefit	151	8.1	82	(15.0)
Foreign taxes at other than U.S. statutory rate	(19)	(1.0)	361	(66.1)
Reversal of prior year accrued taxes	—	—	(2,200)	402.9
Minority interest	(56)	(3.0)	190	(34.8)
Nondeductible goodwill	45	2.4	172	(31.5)
Nondeductible compensation	70	3.8	126	(23.1)
Other — net	(11)	(0.6)	20	(3.7)
Valuation allowance	354	19.0	(164)	30.0

	$1,186	63.6%	$(1,604)	293.8%

Under the Indian Income Tax Act, 1961, the Company’s Indian subsidiary is eligible to claim a tax holiday for ten consecutive assessment years on profits derived from the export of software services from divisions registered under the Software Technology Parks at Bangalore, Chennai, and Pune. For the three and six months ended June 30, 2006 and 2005, the tax holiday resulted in benefits/(taxes) of $(0.1) million and $0.1 million, respectively, when calculated at the statutory U.S. rate. For the six month ended June 30, 2006 and 2005, the corresponding benefits were $0.2 million and $0.3 million, respectively. The majority of the benefits of the holiday will extend through 2009.

On April 11, 2005, the Joint Committee on Taxation advised that the Internal Revenue Service examination of the Company’s income tax returns for the years 1999, 2000 and 2001 had been completed. As a result, the Company reversed certain tax accruals recorded during the years under review of approximately $2.2 million. The impact of this reversal had a positive impact on the Company’s tax provision for the six months ended June 30, 2005.

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Earnings Per Share

The following table sets forth the computation of earnings (loss) per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Basic (loss) income per share:
Net (loss) income	$(406)	$(286)	$677	$1,058

Divided by:
Weighted average common shares	52,933	52,512	52,887	52,494

Net (loss) earnings per common share, Basic	$(0.01)	$(0.01)	$0.01	$0.02

Diluted (loss) income per share:
Net (loss) income	$(406)	$(286)	$677	$1,058

Divided by:
Weighted average common shares	52,933	52,512	52,887	52,494
Dilutive effect of restricted and common stock equivalents	—	—	324	224

Diluted average common shares	52,933	52,512	53,211	52,718

Net (loss) earnings per common share, Diluted	$(0.01)	$(0.01)	$0.01	$0.02

The number of outstanding options to purchase common shares for which the option exercise prices exceeded the average market price of the common shares aggregated 0.9 million shares and 1.1 million shares and 0.9 million shares and 1.1 million shares for the three and six months ended June 30, 2006 and 2005, respectively. These options were excluded from the computation of diluted earnings per share under the treasury stock method.

The calculation of diluted earnings per share would have included 0.3 million and 0.2 million shares, respectively, for the three month periods ended June 30, 2006 and 2005 for assumed exercise of options under the Company’s share incentive plans. The Company was in a net loss position and no anti-dilution is permitted under SFAS No. 128.

10.    Segment Information

The Company’s reportable segments are iGATE Solutions, iPS and iGATE Corporate. No operating segments have been aggregated. Effective January 1, 2006, the Company recast its segments to include the operations of jobcurry Systems Private Ltd. (“jobcurry”) as part of iGATE Professional Services (“iPS”) segment. jobcurry provides recruiting and placement services for iGATE and outside customers. Previously, jobcurry was included in the iGATE Corporate segment. All prior periods have been reclassified to reflect the change to our segment reporting. The Company sold its Canadian staffing operations on November 15, 2005. Its Canadian staffing operations were included as part of iPS for the three and six months ended June 30, 2005. The sale of the Canadian staffing operations was not deemed to be a material disposition and as such the Company was not required to provide pro-forma disclosure.

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

iGATE Solutions

The iGATE Solutions segment’s services offerings include offshore outsourcing of IT and BPO services. Other offerings include enterprise applications implementation and related custom development of applications such as Oracle, SAP and PeopleSoft. The segment also offers application maintenance outsourcing, business intelligence services and data management and application re-engineering through its offshore development centers (“ODCs”), which deliver services offshore in India.

iGATE Solutions has ODCs located in Bangalore, Hyderabad, Chennai and Delhi, India. iGATE Solutions operates in India, Canada, the U.S., Europe, Singapore, Malaysia and Japan.

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

The following tables present selected financial information for the Company’s reporting segments for the three and six months ended June 30, 2006 and 2005, respectively:

	Three Months Ended June 30, 2006
	iGATE Solutions	iGATE Professional Services	iGATE Corporate(1)	Total
	(Dollars in thousands)
External revenues	$39,797	$29,131	$394	$69,322

Restructuring recovery	—	(555)	—	(555)

(Loss) income from operations	$(525)	$2,469	(2,321)	(377)

Other expense, net			(365)	(365)
Minority interest			306	306
Gain on venture investments			534	534
Equity in income of affiliated companies			114	114

(Loss) income before income taxes			$(1,732)	$212

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended June 30, 2005
	iGATE Solutions	iGATE Professional Services	iGATE Corporate(1)	Total
	(Dollars in thousands)
External revenues	$34,071	$33,366	$459	$67,896

(Loss) income from operations	$(511)	$2,768	(2,833)	(576)

Other income, net			520	520
Minority interest			(59)	(59)
Equity in income of affiliated companies			88	88

Loss before income taxes			$(2,284)	$(27)

	Six Months Ended June 30, 2006
	iGATE Solutions	iGATE Professional Services	iGATE Corporate(1)	Total
	(Dollars in thousands)
External revenues	$78,055	$58,138	$825	$137,018

Restructuring recovery	—	(555)	—	(555)

(Loss) income from operations	$(461)	$5,223	(4,839)	(77)

Other income, net			1,066	1,066
Minority interest			161	161
Gain on venture investments			534	534
Equity in losses of affiliated companies			179	179

(Loss) income before income taxes			$(2,899)	$1,863

	Six Months Ended June 30, 2005
	iGATE Solutions	iGATE Professional Services	iGATE Corporate(1)	Total
	(Dollars in thousands)
External revenues	$66,782	$70,082	$633	$137,497

(Loss) income from operations	$(270)	$5,665	(6,003)	(608)

Other income, net			234	234
Minority interest			(143)	(143)
Equity in losses of affiliated companies			(29)	(29)

Loss before income taxes			$(5,941)	$(546)

(1)	Corporate activities include general corporate expenses, interest income and expense, equity in losses of unconsolidated affiliates, minority interest, loss from joint ventures, restructuring charges and merger related expenses not identified to a specific segment, and other unallocated charges. The Company evaluates segments based on income (loss) from operations. Since certain administrative and other operating expenses or income sources have not been allocated to the operating business segments, this basis is not necessarily a measure computed in accordance with generally accepted accounting principles and it may not be comparable to other companies.

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets by segment were as follows:

	June 30, 2006	December 31, 2005
	(Dollars in thousands)
iGATE Solutions	$94,457	$95,010
iGATE Professional Services	20,680	21,368
iGATE Corporate	63,210	61,096

Total assets	$178,347	$177,474

Revenue and assets by geographic area consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Revenues:
North America, principally U.S.	$58,800	$57,776	$116,554	$117,103
Europe	4,940	4,846	9,302	10,054
Pacific Rim, principally India	5,582	5,274	11,162	10,340

Total revenues	$69,322	$67,896	$137,018	$137,497

	June 30, 2006	December 31, 2005
	(Dollars in thousands)
Tangible long-term assets:
North America, principally U.S.	$1,326	$1,610
Europe	132	176
Pacific Rim, principally India	26,278	26,753

Total tangible long-term assets	$27,736	$28,539

The following is a concentration of revenues greater than 10% for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
General Electric Company
iGate Solutions	32%	34%	33%	34%
iGate Consolidated	18%	17%	19%	17%
Chimes, Inc.
iGate Professional Services	10%	—	11%	—
TEKSystems, Inc.
iGate Professional Services	12%	—	12%	—
International Business Machines Corp.
iGate Professional Services	10%	22%	10%	22%
iGate Consolidated	—	11%	—	11%
Wachovia Corporation
iGate Professional Services	—	11%	—	14%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Business Overview

The use of offshore outsourcing for IT and Business Process Outsourcing (“BPO”) services has emerged as a global trend in numerous countries and industries. Our clients recognize that offshore outsourcing is an effective way to provide high quality and cost-effective IT and BPO services.

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

The iGATE Professional Services (“iPS”) segment provides a variety of client-managed and supervised IT staffing services. These service offerings include design, development and maintenance of custom applications as well as implementation, integration and support of enterprise packaged applications such as ERP and customer relationship management (“CRM”) software provided by third party vendors such as SAP, Oracle, PeopleSoft and Siebel.

Business Developments

On April 24, 2006, iGATE Global Solutions Limited (“iGS”), our publicly-held Indian subsidiary, entered into a Master Services Agreement with LoanPro LLC (“LoanPro”) to perform offshore mortgage servicing. In conjunction with this agreement, iGS acquired a 5% ownership interest in LoanPro for a nominal amount with the option to acquire up to an additional 55% of LoanPro beginning on July 1, 2006. iGS exercised its option on July 1, 2006 to acquire the additional 55% of LoanPro. In the third quarter of 2006, iGS will consolidate LoanPro’s operations as part of the iGATE Solutions segment. iGS has loaned $0.8 million to LoanPro. The loan pays 6% interest and is payable in 2009.

Reportable Financial Segments

We segment our business according to our service offerings. Our approach reflects the way we and our chief operating decision makers analyze and manage our businesses. The composition of segments and measure of segment profitability is consistent with that used by our management. Please refer to Note 10 in this Form 10-Q which details the financial results of each principal business segment as well as revenues and assets by geographic area.

Effective January 1, 2006, we recast our segments to include the operations of jobcurry Systems Private Ltd. (“jobcurry”) as part of the iPS segment. jobcurry provides recruiting and placement services for iGATE and outside customers. Previously, jobcurry was included in the iGATE Corporate segment. All prior periods have been reclassified to reflect the change to our segment reporting.

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

BPO services offered include call center services and transaction processing services. The call center services are offered to clients in several industries and are not industry specific. The transaction processing services offered are focused on the mortgage banking, insurance and capital market industries, except for the delivery of finance and accounting functions such as accounts payable which can be performed for clients across all industries.

iGATE Solutions has offshore development centers (“ODCs”) located in Bangalore, Hyderabad, Chennai, Delhi, and Pune, India and Dalian, China. iGATE Solutions has global development centers (“GDCs”) located in Canada and the U.S. The centers can deliver both near shore (“work performed primarily at the client site”) and offshore services, dependent upon customer location and expectations. iGATE Solutions operates in India, Canada, the U.S., Europe, Singapore, Malaysia, Japan and Australia.

The iGATE Solutions segment revenues are derived through iGS, our publicly-held Indian subsidiary. Our iGATE Solutions segment has approximately 5,350 employees.

The majority of our clients in the iGATE Solutions segment have headquarters in the U.S. and operate internationally.

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

The iGATE Solutions segment services customers in a wide range of industries. The segment’s largest customer is General Electric Company (“GE”) which accounted for 32% and 33% of its revenues for the three and six months ended June 30, 2006, and 34% and 34% for the three and six months ended June 30, 2005. iGS is a Global Preferred Partner of GE. Its Global Preferred Partnership status extends through the end of 2006.

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

The iPS segment serves a wide variety of customers in numerous industries in the U.S. For the three months ended June 30, 2006, Chimes, Inc. and TEK Systems accounted for 10% and 12% of iPS revenues, respectively. For the six months ended June 30, 2006, Chimes, Inc., TEK Systems and International Business Machines Corp. (“IBM”) accounted for 11%, 12% and 10%, respectively. As a result of the sale of our Canadian staffing operations in November 2005, iPS revenues declined which resulted in more customers having a greater than 10% concentration of our staffing operations revenues for the three and six months ended June 30, 2006. In 2005, IBM and Wachovia Bank, accounted for approximately 22% and 11% of iPS revenues for the three months ended June 30, 2005 and approximately 22% and 14% of iPS revenues for the six months ended June 30, 2005. iPS has approximately 1,060 employees.

We sold our Canadian staffing operations on November 15, 2005. The Canadian staffing operations were included as part of iPS for the three and six months ended June 30, 2005. The sale of our Canadian staffing operations was not deemed to be a material disposition and as such we were not required to provide pro-forma disclosure.

iGATE Corporate

The iGATE Corporate segment includes the operations iGATE Clinical Research International Inc., formerly known as iGATE Clinical Research Management, Inc. , iGATE Clinical Research International Private Ltd., corporate and other unallocated costs. iGATE Clinical Research International Inc. and iGATE Clinical Research International Private Ltd. contract with pharmaceutical companies to conduct offshore clinical trials on their behalf. These entities are excluded from the above segments due largely to their dissimilar service offerings and certain economic characteristics. This segment has approximately 80 employees.

Accounting Policies

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 of our Form 10-K. We evaluate segment performance based upon profit or loss from operations. We do not allocate income taxes, other income or expense, equity in losses of affiliated companies, minority interest, loss on venture investments and affiliated companies, gain on sale of stock of subsidiaries and gain on deconsolidation of subsidiaries to segments. In addition, we account for inter-segment sales and transfers at current market prices. All inter-segment sales have been eliminated in consolidation.

Critical Accounting Policies

Our critical accounting polices and recently issued accounting pronouncements are described in the summary of significant accounting policies as discussed in Note 1 of our Form 10-K. The following paragraphs discuss our newly adopted accounting pronouncements.

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 123 (R), which requires compensation costs related to share-based transactions, including employee share options, to be recognized in the financial statements based on fair value. SFAS No. 123 (R) revises SFAS 123, as amended, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees.

Effective January 1, 2006, we adopted the provisions of SFAS 123 (R) using the modified prospective transition method. Under this transition method, the compensation cost recognized beginning January 1, 2006 includes compensation cost for (i) all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (ii) all share-based payments granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123 (R). Compensation cost is generally recognized ratably over the requisite service period or the retirement date for retirement eligible employees, if earlier. Prior period amounts have not been restated.

As a result of the adoption of SFAS 123 (R), our results for the three and six months ended June 30, 2006 include share-based compensation expense of $1.0 million and $1.9 million, respectively. The total stock-based compensation cost has been included in the Consolidated Statements of Income within direct costs of $0.4 million and $0.8 million for the three and six months ended June 30, 2006 and within selling, general and administrative expenses of $0.6 million and $1.1 million for the three and six months ended June 30, 2006. We have recognized a related tax benefit associated with our share-based compensation arrangements for the three and six months ended June 30, 2006 totaling less than $0.1 million and $0.1 million, respectively.

Prior to January 1, 2006, we accounted for stock-based compensation plans in accordance with the provisions of APB Opinion No. 25, as permitted by SFAS 123, and accordingly did not recognize compensation expense for the issuance of options with an exercise price equal to or greater than the market price at the date of grant. We did recognize $0.2 million and $0.4 million of compensation expense for the three and six month periods ended June 30, 2005, respectively, related to a restricted stock grant and discounted stock options. Had the fair value based method as prescribed by SFAS 123 been applied by us, the effect on net (loss) income and (loss) earnings per share for the three and six month periods ended June 30, 2005 would have been as follows ($ in thousands, except per share data):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net (loss) income, as reported (including $0.2 million and $0.4 million of stock compensation expense recognized in the three and six months ended June 30, 2005, respectively)	$(286)	$1,058
Less: Stock-based employee compensation expense determined under fair value method for all awards	(437)	(749)

Proforma net (loss) income	$(723)	$309

(Loss) earnings per share:
Basic — as reported	$(0.01)	$0.02

Basic — Proforma	$(0.01)	$0.01

Diluted — as reported	$(0.01)	$0.02

Diluted — Proforma	$(0.01)	$0.01

iGATE Corporation Stock Option Plans

During 2000, we adopted the Second Amended and Restated Stock Incentive Plan (the “Plan”). The Plan provides that up to 14.7 million shares of our common stock shall be allocated for issuance to directors, executive management and key personnel. At December 31, 2005, there were 10.2 million shares of common stock available for issuance under the Plan.

On May 25, 2006, the Company adopted the 2006 iGate Corporation Stock Incentive Plan (the “2006 Plan”). The 2006 Plan provides that up to 14.7 million shares of the Company’s common stock shall be allocated for issuance to officers, employees, directors and consultants of the Company and its subsidiaries. At June 30, 2006, no shares of the Company’s common stock were issued under the 2006 Plan.

In addition, our iGS subsidiary also maintains its own stock option plans. iGS’ stock option plans were approved by our Boards of Directors in 2000.

iGS Stock Option Plans

Our majority-owned subsidiary, iGS maintains two (2) employee stock option plans herein referred to as “Plan 1” and “Plan 2” and collectively as the “Plans”. The Plans are administered by a committee appointed by the Board of Directors of iGS. Plan 1 provides for the issuance of a maximum of 3.0 million shares of iGS common stock and Plan 2 provides for the issuance of a maximum of 4.5 million shares of iGS common stock. Options are typically granted at the prevailing market values for each of the Plans.

Options for each of the above Plans generally vest over a four year period and expire ten years from the date of grant or earlier if an option holder ceases to be employed or associated by iGATE or iGS for any reason.

The fair value of each option grant is estimated using the Black-Scholes option pricing model. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on the historical volatility of either iGATE or iGS stock and implied volatility derived from exchange traded options. The average expected life was based on the contractual term of the option and expected employee exercise and post-vesting employment termination behavior. The risk-free interest rate for iGATE’s Plans are based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The risk-free rate for each of the iGS Plans is based on an equivalent Indian risk-free rate. Forfeitures are estimated based on voluntary termination behavior, as well as an analysis of actual option forfeitures. The weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

	Quarter Ended June 30, 2006		Quarter Ended June 30, 2005		Six Months Ended June 30, 2006		Six Months Ended June 30, 2005
	iGATE	iGATE Global Solutions	iGATE	iGATE Global Solutions	iGATE	iGATE Global Solutions	iGATE	iGATE Global Solutions
Fair values of options granted	$3.36	$2.97	$2.47	$3.05	$3.17	$3.16	$2.73	$3.05
Risk-free interest rate	4.95%	6.93%	4.15%	3.74%	4.65%	6.92%	4.06%	3.55%
Expected dividend yield	0.0%	0.5%	0.0%	0.3%	0.0%	0.5%	0.0%	0.3%
Expected life of options	4.5 years	5 years	5 years	4 years	4.5 years	5 years	5 years	4 years
Expected volatility rate	64.4%	63.6%	85.5%	64.1%	66.5%	63.7%	87.3%	64.2%

The total intrinsic value of options exercised during the three and six months ended June 30, 2006 and 2005 was $0.1 million and $0.6 million, and $0.2 million and $0.4 million, respectively. The excess cash tax benefit classified as a financing cash inflow for the three and six months ended June 30, 2006 and 2005 were not significant.

As of June 30, 2006, there was $7.8 million of total unrecognized compensation cost related to non-vested stock options granted. The cost is expected to be recognized over a weighted-average period of 1.8 fiscal years.

A summary of each stock option plan is presented below:

iGATE Stock Option Plan	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Options outstanding at December 31, 2005	2,201,207	$6.93
Granted	115,000	5.49
Exercised	(196,506)	3.36
Lapsed and forfeited	(89,564)	16.00

Options outstanding at June 30, 2006	2,030,137	$6.80	5.5	$3.8

Options vested and expected to vest at June 30, 2006	2,008,752	$6.83	5.5	$3.7

Options exercisable at June 30, 2006	1,333,197	$8.30	4.0	$2.1

Available for future grant	10,162,901

iGATE Global Solutions Stock Option Plan 1	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Options outstanding at December 31, 2005	1,492,634	$3.11
Granted	221,085	$5.29
Exercised	(26,450)	$2.43
Lapsed and forfeited	(116,793)	$3.30

Options outstanding at June 30, 2006	1,570,476	$3.29	7.4	$1.9

Options vested and expected to vest at June 30, 2006	1,511,821	$3.26	7.6	$1.7

Options exercisable at June 30, 2006	979,193	$2.81	6.9	$1.5

Available for future grant	766,009

iGATE Global Solutions Stock Option Plan 2	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Options outstanding at December 31, 2005	2,962,234	$4.86
Exercised	(1,878)	$4.57
Lapsed and forfeited	(381,025)	$4.66

Options outstanding at June 30, 2006	2,579,331	$4.67	8.3	$1.1

Options vested and expected to vest at June 30, 2006	2,431,377	$4.69	8.6	$1.0

Options exercisable at June 30, 2006	1,087,858	$4.96	8.1	$0.3

Available for future grant	1,913,638

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 48, “Uncertainty in Income Taxes.” FIN 48 applies to all tax positions within the scope of Statement 109 and clarifies when and how to recognize tax benefits in the financial statements with a two-step approach of recognition and measurement. FIN 48 will become effective in the first quarter of 2007. Management continues to evaluate the effect that adoption of FIN 48 will have on the consolidated results of operations and financial position.

Results of Operations of Our Operating Segments: iGATE Solutions, iPS and iGATE Corporate for the Three Months Ended June 30, 2006 as Compared to the Three Months Ended June 30, 2005:

iGATE Solutions

Revenues for iGATE Solutions for the three months ended June 30, 2006 were $39.8 million, an increase of $5.7 million or 16.7%, as compared to $34.1 million for the three months ended June 30, 2005. Our revenue increase is directly attributable to a combination of new customer wins and increased business with our recurring customers. Our customers continue to move portions of the work previously done in the U.S. to India, resulting in increases in billable hours in India.

The gross margin as a percentage of sales (“gross margin percentage”) for iGATE Solutions was 24.6 % for the three months ended June 30, 2006, as compared to 26.9 % for the three months ended June 30, 2005. The decrease in our gross margins was primarily due to annual employee salary increases that occurred during the quarter both in India and the U.S. and approximately $0.4 million of stock compensation expense incurred in conjunction with our adoption of SFAS 123 (R).

Selling, general and administrative expenses (“S,G&A”) include all costs that are not directly associated with our iGATE Solutions segment’s revenue generating consultants. S,G&A expenses include employee costs, corporate costs and facilities costs. Employee costs include administrative salaries and related employee benefits, travel, recruiting and training costs. During the quarter we also recorded stock based compensation expense incurred as a result of our adoption of SFAS 123 (R), which is included in employee costs. Corporate costs include costs such as legal, accounting and outside consulting fees. Facilities costs include rent, depreciation, amortization of intangible assets related to prior year acquisitions and communications costs. S,G&A costs for the three months ended June 30, 2006 were $10.3 million or 25.9% of revenues, as compared to $9.7 million or 28.4 % of revenues for the three months ended June 30, 2005.

Our net employee cost increased approximately $0.4 million for the quarter ended June 30, 2006 as compared to the quarter ended June 30, 2005, mainly due to annual employee salary increases and stock based compensation expense related to our adoption of SFAS 123 (R). Our net corporate cost increased approximately $0.1 million for the quarter ended June 30, 2006 as we paid more in outside services fees and property taxes during the quarter. Our net facilities costs increased $0.1 million mainly due to increases in depreciation on our new campus in Whitefield and increases in rent expense.

iGATE Professional Services (“iPS”)

Revenues for iPS for the three months ended June 30, 2006 were $29.1 million, a decrease of $4.3 million or 12.9%, as compared to $33.4 million for the three months ended June 30, 2005. As we discussed earlier, iPS sold its Canadian staffing operations in November 2005. The Canadian staffing operations sales for the three months ended June 30, 2005 were $7.5 million. For comparative purposes, iPS’ revenues without the impact of the Canadian staffing operations for the first quarter of 2005 would have increased $3.2 million as overall demand for our staffing services has remained consistent for the periods presented as we continue to see favorable trends in the IT services market.

Gross margin percentage for iPS was 23.5% for the three months ended June 30, 2006, as compared to 21.9% for the three months ended June 30, 2005. For comparative purposes, iPS’ gross margin percentage for the quarter ended June 30, 2005, without the impact of the Canadian staffing operations would have been 22.2%. The contributing factors to the increased margin without the impact of the Canadian staffing operations were savings in business travel and higher utilization of salaried employees versus subcontracted labor.

S,G&A include all costs that are not directly associated with our iPS segment’s revenue generating consultants. S,G&A expenses include employee costs, corporate costs and facilities costs. Employee costs include administrative salaries and related employee benefits, travel recruiting and training costs. During the quarter we also recorded stock based compensation expense incurred as a result of our adoption of SFAS 123 (R), which is also included in employee costs. Corporate costs include costs such as legal, accounting and outside consulting fees. Facilities costs include rent, depreciation amortization of intangible assets related to prior year acquisitions and communications costs. S,G&A costs for the three months ended June 30, 2006 were $4.9 million or 16.9% of revenues, as compared to $4.5 million or 13.6% of revenues for the three months ended June 30, 2005. For the three months ended June 30, 2005 the impact of the Canadian staffing operations consisted of employee costs of $1.0 million and facilities costs of $0.2 million.

Our net employee cost without the $1.0 million impact of costs of the Canadian staffing operations in 2005 increased approximately $0.5 million for the quarter ended June 30, 2006 mainly due to increases in employee salaries and related benefits, H1-b legal fees incurred as a result of adding additional consultants and stock based compensation expense incurred related to our adoption of SFAS 123 (R). Our net corporate cost increased approximately $1.3 million for the quarter ended June 30, 2006. The increase was due primarily to a $1.1 million reserve established for a contingent liability wage dispute regarding the payment of overtime compensation on one specific project. This dispute is close to final resolution. The costs associated with the Canadian staffing operations in 2005 did not impact corporate costs for comparative periods. Our facilities costs without the $0.2 million impact of costs of the Canadian staffing operations in 2005 did not increase from the prior year as we have been able to keep these types of costs consistent from year to year.

During the three months ended June 30, 2006, we recovered $0.6 million of restructuring costs that were recorded in 2001 as a result of a bankruptcy settlement. There were no such recoveries for the three months ended June 30, 2005. These recovered costs were not considered as part of our discussion of iPS’ S,G&A costs.

Operating income percentage was 8.5% for the three months ended June 30, 2006 and 9.0% for the three months ended June 30, 2005. The Canadian staffing operations contributed 1.3% of operating income for the three months ended June 30, 2005. Operating income decreased for the three months ended June 30, 2006 mainly due to increases in overall S,G&A expenses.

iGATE Corporate

Revenues for iGATE for the three months ended June 30, 2006 were $0.4 million, a decrease of $0.1 million from revenues of $0.5 million for the comparable three months ended June 30, 2005. This decrease in revenue over the comparable period was due to delays in beginning new clinical studies in iGATE Clinical Research International Inc. and iGATE Clinical Research International Private Ltd.

Gross margin percentage was 46.7% for the three months ended June 30, 2006, as compared to 71.7% for the three months ended June 30, 2005. A combination of decreases in revenues and increases in direct costs for iGATE Clinical Research International Private Ltd. and iGATE Clinical Research International Inc. negatively impacted our gross margin percentage.

S,G&A costs were $2.5 million for the three months ended June 30, 2006, as compared to $3.2 million for the three months ended June 30, 2005. Our S,G&A costs decreased mainly due to lower accounting, legal and outside services costs in 2006 related to a more efficient compliance effort related to Section 404 of the Sarbanes-Oxley Act.

Other Income (Expense) Components

Other expense, net for the three months ended June 30, 2006, totaled $0.4 million, compared to other income of $0.5 million for the three months ended June 30, 2005. The following paragraphs discuss significant components of other income (expense) and changes within each three month period presented.

During the most recent three months ended June 30, 2006 we had net interest income of $0.7 million in 2006 as compared to $0.3 million for three months ended June 30, 2005 as investment yields increased in 2006. Other expense was $0.1 million and $0.2 million for the three months ended June 30, 2006 and 2005, respectively. During the most recent quarter we recognized unfavorable foreign currency translation losses of $0.4 million related to our intercompany debt and unfavorable mark to market losses on our ineffective hedges of $0.9 million. For the three months ended June 30, 2005, we recognized unfavorable foreign currency translation losses of $0.4 million related to our intercompany debt and unfavorable mark to market losses on our ineffective hedges of $0.3 million. In addition, during the most recent quarter, we recognized an additional $0.3 million of gain related to the sale of our Canadian operations as certain working capital estimates made as part of the sale were finalized.

In June 2006, we sold our investment in Brainbench for $0.5 million in cash. In 2001, we recognized a loss of $2.1 million on this investment because at the time we believed the investment had no significant value. The cash proceeds received was recognized as a gain on venture investments and affiliated companies.

We recognized income on affiliated companies of $0.1 million for the three months ended June 30, 2006 and 2005. All activity in 2006 was related to our investment in the Software AG joint venture. Our activity for the quarter ended June 30, 2005 was related to our investments in the CIBER and Software AG joint ventures. We acquired majority ownership of CIBER in November 2005.

Minority interest income was $0.3 million for the three months ended June 30, 2006 and relates to the minority interest portion of the losses of iGS. Minority interest expense was $0.1 million for the three months ended June 30, 2005 also related to the income of iGS.

Our income tax provision was $0.6 million at an effective rate of 291.1% for the three months ended June 30, 2006. The significant items comprising our effective tax rate were a reversal of certain tax reserves and providing valuation allowances against certain deferred tax assets. iGS has renewed an Indian tax holiday related to its new Whitefield campus. The tax holiday will extend through 2009. Our income tax provision was $0.3 million on a loss of less than $(0.1) million at a negative effective rate of (959.6%) for the three months ended June 30, 2005. The significant items comprising our negative effective rate were valuation allowances recorded against certain deferred tax assets and the reversal of certain income tax accruals from prior years.

Results of Operations of Our Operating Segments: iGATE Solutions, iPS and iGATE Corporate for the Six Months Ended June 30, 2006 as Compared to the Six Months Ended June 30, 2005:

iGATE Solutions

Revenues for iGATE Solutions for the six months ended June 30, 2006 were $78.1 million, an increase of $11.3 million or 16.9%, as compared to $66.8 million for the six months ended June 30, 2005. Our revenue increase is directly attributable to a combination of new customer wins and increased business with our recurring customers. Our customers continue to move portions of the work previously done in the U.S. to India, resulting in increases in billable hours in India.

The gross margin as a percentage of sales (“gross margin percentage”) for iGATE Solutions was 25.9% for the six months ended June 30, 2006, as compared to 28.0% for the six months ended June 30, 2005. The decrease in our gross margins was primarily due to annual employee salary increases both in India and the U.S. and approximately $0.7 million of stock compensation expense incurred in conjunction with our adoption of SFAS 123 (R).

S,G&A include all costs that are not directly associated with our iGATE Solutions segment’s revenue generating consultants. S,G&A expenses include employee costs, corporate costs and facilities costs. Employee costs include administrative salaries and related employee benefits, travel, recruiting and training costs. During the quarter we also recorded stock based compensation expense incurred as a result of our adoption of SFAS 123 (R), which is included in employee costs. Corporate costs include costs such as legal, accounting and outside consulting fees. Facilities costs include rent, depreciation, amortization of intangible assets related to prior year acquisitions and communications costs. S,G&A costs for the six months ended June 30, 2006 were $20.7 million or 26.5% of revenues, as compared to $18.9 million or 28.4% of revenues for the six months ended June 30, 2005.

Our net employee cost increased approximately $1.1 million for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005, mainly due to annual salary increases and stock based compensation expense related to our adoption of SFAS 123 (R). Our net corporate cost increased approximately $0.2 million for the quarter ended June 30, 2006 as the increase in bad debt expense and outside services fees were partially offset by decreases in marketing related costs. Our net facilities costs increased $0.4 million mainly due to increases in depreciation on our new campus in Whitefield and increases in rent expense.

iGATE Professional Services (“iPS”)

Revenues for iPS for the six months ended June 30, 2006 were $58.1 million, a decrease of $12.0 million or 17.0%, as compared to $70.1 million for the six months ended June 30, 2005. iPS sold its Canadian staffing operations in November 2005. The Canadian staffing operations sales for the six months ended June 30, 2005 were $15.7 million. For comparative purposes, iPS’ revenues without the impact of the Canadian staffing operations for the six months ended June 30, 2005 would have increased $3.8 million as overall demand for our staffing services has remained consistent for the periods presented as we continue to see favorable trends in the IT services market.

Gross margin percentage for iPS was 23.0% for the six months ended June 30, 2006, as compared to 21.3% for the six months ended June 30, 2005. For comparative purposes, iPS’ gross margin percentage for the six months ended June 30, 2005, without the impact of the Canadian staffing operations would have been 22.0%. The contributing factors to the increased margin without the impact of the Canadian staffing operations were savings in business travel and higher utilization of salaried employees versus subcontracted labor.

S,G&A include all costs that are not directly associated with our iPS segment’s revenue generating consultants. S,G&A expenses include employee costs, corporate costs and facilities costs. Employee costs include administrative salaries and related employee benefits, travel recruiting and training costs. During the quarter we also recorded stock based compensation expense incurred as a result of our adoption of SFAS 123 (R), which is also included in employee costs. Corporate costs include costs such as legal, accounting and outside consulting fees. Facilities costs include rent, depreciation amortization of intangible assets related to prior year acquisitions and communications costs. S,G&A costs for the six months ended June 30, 2006 were $8.2 million or 14.0% of revenues, as compared to $9.3 million or 13.2% of revenues for the six months ended June 30, 2005. For the six months ended June 30, 2005 the impact of the Canadian staffing operations consisted of employee costs of $2.0 million, corporate costs of $0.1 million and facilities costs of $0.4 million.

Our net employee cost without the $2.0 million impact of costs of the Canadian staffing operations in 2005 increased approximately $1.3 million for the six months ended June 30, 2006 mainly due to increases in employee salaries and related benefits, H1-b legal fees incurred as a result of adding additional consultants and stock based compensation expense incurred related to our adoption of SFAS 123 (R). Our net corporate costs increased $0.6 million for the six months ended June 30, 2006. The increase was due primarily to a $1.1 million reserve established for a contingent liability wage dispute regarding the payment of overtime compensation on one specific project. This cost was offset by $0.5 million of bad debt recoveries. Our facilities costs remained consistent between the six month periods presented with no significant changes.

Operating income percentage was 9.0% for the six months ended June 30, 2006 and 8.1% for the six months ended June 30, 2005. The Canadian staffing operations contributed approximately 1.0% of operating income for the six months ended June 30, 2005. Operating income increased for the six months ended June 30, 2006 mainly due to increased gross margins, as our overall S,G&A expenses, net of the Canadian staffing operations, increased $1.2 million for comparable periods.

iGATE Corporate

Revenues for iGATE Corporate for the six months ended June 30, 2006 were $0.8 million, an increase of $0.2 million from revenues of $0.6 million for the comparable the six months ended June 30, 2005. This increase in revenue over the comparable period was due to increases in clinical studies in iGATE Clinical Research International Inc. and iGATE Clinical Research International Private Ltd.

Gross margin percentage was 48.2% for the six months ended June 30, 2006, as compared to 60.5 % for the six months ended June 30, 2005. Increases in the direct costs for iGATE Clinical Research International Private Ltd. and iGATE Clinical Research International Inc. have negatively impacted our gross margin percentage.

S,G&A costs were $5.2 million for the six months ended June 30, 2006, as compared to $6.4 million for the six months ended June 30, 2005. Our S,G&A costs decreased due to lower accounting and legal costs in 2006 related to a more efficient compliance effort related to Section 404 of the Sarbanes-Oxley Act.

Other Income (Expense) Components

Other income, net for the six months ended June 30, 2006, totaled $1.1 million, compared to other income of $0.2 million for the six months ended June 30, 2005. The following paragraphs discuss significant components of other income (expense) and changes within each three month period presented.

For the six months ended June 30, 2006 we had net interest income of $1.4 million as compared to $1.1 million for the six months ended June 30, 2005 as investment yields increased in 2006. For the six months ended June 30, 2006, we recognized unfavorable foreign currency translation losses of $0.8 million related to our intercompany debt with India which were offset by favorable mark to market gains on our ineffective hedges of $0.1 million. For the six months ended June 30, 2005, we recognized unfavorable foreign currency translation losses of $0.4 million related to our intercompany debt and unfavorable mark to market losses on our ineffective hedges of $0.3 million. Currently, our hedging activities do not meet the minimum requirements for effective hedge accounting treatment under current accounting rules. As a result, we must recognize any unrealized gains or losses as current period income or loss. In addition, during the most recent period, we recognized an additional $0.2 million of gain related to the sale of our Canadian operations as certain working capital estimates made as part of the sale were finalized.

In June 2006, we sold our investment in Brainbench for $0.5 million in cash. In 2001, we recognized a loss of $2.1 million on this investment because at the time we believed the investment had no significant value. The cash proceeds received was recognized as a gain on venture investments and affiliated companies.

We recognized income on affiliated companies of $0.2 million for the six months ended June 30, 2006 as compared to a loss of less than $0.1 million for the six months ended June 30, 2005. All activity in 2006 was related to our investment in the Software AG joint venture. Our activity for the quarter ended June 30, 2005 was related to our investments in the CIBER and Software AG joint ventures. We acquired majority ownership of CIBER in November 2005.

Minority interest income was $0.2 million for the six months ended June 30, 2006 and relates to the minority interest portion of the losses of iGS Minority interest expense was $0.1 million for the six months ended June 30, 2005 also related to the income of iGS.

Our income tax provision was $1.2 million at an effective rate of 63.6% for the six months ended June 30, 2006. The significant items comprising our effective tax rate were a reversal of certain tax reserves and providing valuation allowances against certain deferred tax assets. iGS has renewed an Indian tax holiday related to its new Whitefield campus. The tax holiday will extend through 2009. Our income tax benefit was $(1.6) million on a loss of $(0.5) million at an effective rate of 293.8% the six months ended June 30, 2005. The significant items comprising our effective rate were valuation allowances recorded against certain deferred tax assets and the reversal of certain income tax accruals from prior years.

Liquidity and Capital Resources

Changes in working capital resulted in a $5.0 million unfavorable impact on cash flows for the six months ended June 30, 2006. Our accounts receivable increased to $52.7 million at June 30, 2006 from $49.5 million at December 31, 2005. Our days sales outstanding decreased to 69 days at June 30, 2006 from 73 days at December 31, 2005.

At June 30, 2006, we had cash and short-term investments of $46.0 million and $29.7 million, respectively, as compared to cash and short-term investments of $45.8 million and $30.8 million, respectively, at December 31, 2005. Short-term investments at June 30, 2006 and December 31, 2005 consisted mainly of highly liquid short-term investments. Our focus has been liquidity along with the preservation of our principal holdings.

Cash provided by operations is anticipated to be adequate to fund capital expenditures and other business needs over the next 12 months.

Cash from Operations

Cash provided by operations was $2.8 million for the six months ended June 30, 2006. Factors contributing to our cash provided by operations were net income of $0.7 million for the period offset by changes in working capital items of $5.0 million that included a increase to our accounts receivable balances of $3.2 million and increased to other working capital items of $1.8 million. During 2006, significant noncash items totaled $7.1 million and included depreciation and amortization, stock based compensation expense, bad debt expense, minority interest equity gains, deferred taxes, restructuring reserve recovery, gains on derivative instruments and net gains on venture investments and affiliated companies.

Cash provided by operations was $4.0 million for the six months ended June 30, 2005. Factors contributing to our use of cash were net income of $1.1 million offset by changes in working capital items of $3.5 million that included a decrease to our accounts receivable balances of $6.1 million offset by net changes to other working capital items of $9.6 million. Significant noncash items during the three months ended June 30, 2005 totaled $6.5 million and included depreciation and amortization, bad debt expense, minority interest, equity losses, amortization of deferred compensation and deferred taxes.

Investing Losses Activities

Cash used in investing activities for the six months ended June 30, 2006 was $4.2 million, as compared to uses of cash of $1.2 million for the six months ended June 30, 2005.

Our capital expenditures were $4.3 million and $8.1 million for the six months ended June 30, 2006 and 2005, respectively. Significant portions of capital expenditures in both periods presented were due to the construction of our Whitefield campus located in India.

We invested $1.0 million in unconsolidated affiliates for the six months ended June 30, 2006 and $0.2 million for the six months ended June 30, 2005.

We have decreased our short-term investment portfolios by approximately $1.1 million for the six months ended June 30, 2006. We decreased our short-term investment portfolio by approximately $7.2 million for the six months ended June 30, 2005.

Financing Activities

Cash provided by financing activities was $0.6 million and $0.6 million for the six months ended June 30, 2006 and 2005, respectively. Sources of cash related to stock option exercises were $0.7 million and $0.6 million in 2006 and 2005, respectively, partially offset in 2006 by vehicle lease costs of $0.1 million. Tax benefits recognized in conjunction with the adoption of SFAS 123 (R) in 2006 were not significant.

The PNC Facility was renewed on September 14, 2005 for 365 days. Our borrowing availability under the PNC Facility is $25.0 million. We have no outstanding borrowings on the PNC Facility at June 30, 2006. As part of our agreement with PNC, we are required to maintain cash and cash equivalents and short-term investments of at least $30.0 million and maintain net tangible worth of at least $88 million.

Restructurings

We restructured our businesses in 2004, 2003, 2002 and 2001. As a result of these restructurings, we will be required to make cash payments in future years. The nature of the payments and the reasons for the restructurings are discussed more fully in Note 6 of our Form 10-K. The following table details the cash payments that we will be required to make in the future years:

(Dollars in thousands)	2006	2007	2008	2009	2010	Thereafter
Lease costs of office closure	$602	$680	$680	$680	$563	$—

During the six months ended June 30, 2006, we did not use our cash reserves for any other significant financing or investing activities, with the exception of our investment in affiliates of $1.0 million, cash being transferred from money-market accounts or other short-term investments (purchases of $7.9 million and sales of $9.0 million) and certain capital expenditures that were incurred during the normal course of business (net additions of $4.3 million.).

Contractual Obligations

As part of our acquisition of iGATE Clinical Research International Private Ltd., we may be required to fund their existing operations for an amount of up to $3.0 million, based upon mutually agreed upon operating needs. We funded $0.3 million of this requirement for the six months ended June 30, 2006, and $0.3 million during the first quarter of 2005. We have funded a total of $1.3 million thus far in connection with this agreement.

We also have financial commitments related to existing leases on our occupied space. Our commitments are as follows:

(Dollars in thousands)	2006	2007	2008	2009	2010	Thereafter
Leases	$1,433	$2,559	$1,857	$868	$395	$962

We have committed to building Phase III of our campus located in Bangalore. Total estimated costs of the project will approximate $7.5 million. Phase I was completed in February 2004 and Phase II was completed in December 2005. We have funded the project through a combination of available cash reserves and short-term investments.

As noted earlier, in Business Developments, iGS has funded $0.8 million to LoanPro through June 30, 2006.

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

We attempt to limit our exposure to changing Rupee rates mainly through financial market transactions. These transactions may include entering into forward or option contracts to hedge existing exposures. The instruments are used to reduce risk by essentially creating offsetting currency exposures. The following table presents information related to foreign currency contracts held by the Company:

LIST OF OUTSTANDING HEDGE TRANSACTIONS ON JUNE 30, 2006

			(Dollars in thousands)
	Maturity Date Ranges	Strike Price at Rupee Rate Ranges	Amount	Option	Net Unrealized Gains/(Losses) June 30, 2006
FORWARD CONTRACTS
From:	July 31, 2006	43.90
To:	March 30, 2007	45.70

Subtotal			15,000		$(426)

CURRENCY OPTION CONTRACTS
From:	September 29, 2006	44.40	2,000	Buy/Sell Put
To:	December 29, 2006	44.77	2,500	Buy/Sell Call

Subtotal			4,500		$(234)

PRINCIPAL SWAPS
	September 29, 2006		$886 USD		$(32)
			1,500 SGD
	September 29, 2006		$601 USD		$(54)
			500 EURO
	September 28, 2006		$1,555 USD		$68
			175,000 JPY
	September 28, 2006		$3,104 USD		$(144)
			1,750 GBP
	September 30, 2006		$3,519 USD		$(74)
			4,000 GBP

Subtotal					$(236)

Total					$(896)

The net unrealized gains/(losses) were calculated using a Rupee exchange rate of 45.872.

As of June 30, 2006, the Company’s forward contracts to hedge intercompany cash flows will mature within one year. As each contract matures, iGS will receive Rupees at the contracted (“strike price”) rate while delivering the USD equivalent of Rupees at the prevailing Rupee exchange rate. Contracts that meet qualifying criteria are accounted for as foreign currency cash flow hedges. Accordingly, the effective portion of gains and losses is deferred as a component of other comprehensive loss and is recognized in earnings at the time the hedged item affects earnings. Any gains and losses due to hedge ineffectiveness or related to contracts which do not qualify for hedge accounting are recorded in current period earnings in other income and expense. At June 30, 2006 these forward contracts did not meet qualifying criteria to receive hedge accounting and, as such, iGS appropriately recorded a liability for the net unrealized loss of $(0.4) million. For the three and six months ended June 30, 2006, the Company recognized losses of $(0.5) million and $(0.5) million, respectively. The losses recognized for the three and six months ended June 30, 2005 were not significant.

As of June 30, 2006, our option contracts to hedge intercompany cash flows will mature within one year. As each contract matures and dependent upon prevailing Rupee exchange rates, iGS will either buy USDs at each contracted “put” strike price or sell USDs at each contracted “call” strike price. Contracts that meet qualifying criteria are accounted for as foreign currency cash flow hedges. Accordingly, the effective portion of gains and losses is deferred as a component of other comprehensive loss and is recognized in earnings at the time the hedged item affects earnings. Any gains and losses due to hedge ineffectiveness or related to contracts which do not qualify for hedge accounting are recorded in current period earnings in other income and expense. At June 30, 2006 these forward contracts did not meet qualifying criteria to receive hedge accounting and, as such, iGS appropriately recorded a liability for the net unrealized loss of $(0.2) million. For the three and six months ended June 30, 2006, the Company recognized a gain of $1.1 million. The loss recognized for the three month period ended June 30, 2006 was less than $0.1 million. The unrealized losses recognized for the three and six months ended June 30, 2005 were not significant.

As of June 30, 2006, there were no outstanding fair value hedge contracts. The unrealized losses recognized for the three and six months ended June 30, 2005 were not significant.

As of June 30, 2006, our principal swaps to hedge intercompany debt from iGS to iGATE will mature within one year from our 2005 fiscal year-end. Contracts that meet qualifying criteria are accounted for as foreign currency cash flow hedges. Accordingly, the effective portion of gains and losses is deferred as a component of other comprehensive loss and is recognized in earnings at the time the hedged item affects earnings. Any gains and losses due to hedge ineffectiveness or related to contracts which do not qualify for hedge accounting are recorded in current period earnings in other income and expense. At June 30, 2006, the principal swaps to hedge intercompany debt did not meet qualifying criteria to receive hedge accounting and iGS appropriately recorded a liability for the net unrealized loss of $(0.2) million. For the three and six months ended June 30, 2006, the Company recognized losses of $(0.4) million and $(0.5) million, respectively. The losses recognized for the three and six months ended June 30, 2005 were not significant.

Interest Rate Sensitivity

We are exposed to changes in interest rates primarily as a result of its intercompany debt borrowing and investing activities used to maintain liquidity and fund business operations. The nature and amount of our long-term and short-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. Our net intercompany debt obligation totaled $11.0 million at June 30, 2006. Our debt obligation is discussed in its Related Party Transactions Note 18 in the Company’s Form 10-K.

In order to manage interest rate exposure, iGS utilizes interest rate swaps. These derivatives are primarily accounted for as fair value hedges. Accordingly, changes in the fair value of these derivatives, along with changes in the fair value of the hedged debt obligations that are attributable to the hedged risk, are recognized as Interest Expense.

Effect of Hypothetical Currency Rate Fluctuations

Our primary net foreign currency exposure is primarily the Rupee (“INR”). The fair value of foreign exchange contracts is subject to changes in foreign currency exchange rates.

As of June 30, 2006, the potential gain or loss in the fair value of iGS outstanding foreign currency contracts assuming hypothetical 5%, 2% and 1% fluctuations in currency rates would be approximately:

	Valuation given X% decrease in Rupee / USD rate			Fair Value as of June 30, 2006	Valuation give X% increase in Rupee / USD rate
	(5%)	(2%)	(1%)		1%	2%	5%
Rupee to USD rate	43.578	44.955	45.413	45.872	46.331	46.789	48.166
Derivative Instruments	$0.6	$(0.3)	$(0.6)	$(0.9)	$(1.2)	$(1.5)	$(2.4)

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

For all significant foreign operations, the functional currency is the local currency. Assets and liabilities of these operations are translated at the exchange rate in effect at each period end. Statement of Operations accounts are translated at the average exchange rate prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included as a component of other comprehensive income (loss). Realized gains and losses from foreign currency transactions are included in net loss for the periods presented. Exchange rate transaction gains (losses) did not have a significant impact on operations for the three or six months ended June 30, 2006.

Seasonality

Our operations are generally not affected by seasonal fluctuations. However, our consultants’ billable hours are affected by national holidays and vacation policies, which vary by country and by operating company.

Economic Trends and Outlook

We believe that the IT and BPO industries in India are in their infancy, and that significant revenue and profit growth opportunities remain ahead of us. The global market for IT services and BPO services is estimated to be nearly $300 billion by 2010. McKinsey & Company and the National Association of Software and Services Companies, an Indian industry group, have estimated that just 10% of the global market for the types of IT and BPO services we offer has been penetrated.

Our long-term goal is to be a significant player in the offshore services industry — with a healthy core business in IT services supplemented with higher-growth specialty practices in areas such as Mortgage Services, Finance and Accounting, Data Management and Software Testing.

Our goals for 2006 include a focus on accelerating revenue growth by aggressively pursing larger, Global 2000 clients and multi-year projects and advancing our new service offerings. We will also remain squarely focused on continuing to improve margins and overall profitability.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

For the six month period ended June 30, 2006, the Company carried out an evaluation, under the supervision and with the participation of Company management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 Rules 13a-15(b) and 15d-15(b). Based upon, and as of the date of, this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. The results of management’s assessment were reviewed with the Company’s Audit Committee.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the second quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

Risk factors associated with our business are discussed in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 25, 2006, the Company held its Annual Meeting of Shareholders. The Company’s Common Shareholders re-elected Mr. Michel Berty and Mr. J. Gordon Garrett as Class A Directors to three (3) year terms expiring in 2009.

Nominee	For	Withheld
Michel Berty	49,789,269	1,403,495
J. Gordon Garrett	48,364,396	2,828,368

The Company’s Common Shareholders also approved the 2006 iGATE Corporation Stock Incentive Plan.

53,916,644 Common Shares were outstanding on March 31, 2006, the record date and the holders of 51,192,764 or 96.72% Common Shares voted in person or by proxy, constituting a quorum.

ITEM 6.	EXHIBITS

(a)	Exhibits

10.01	2006 iGATE Corporation Stock Incentive Plan is filed herewith.

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer is filed herewith.

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer is filed herewith.

32.01	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer is filed herewith.

32.02	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer is filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of August, 2006.

iGATE CORPORATION

August 9, 2006	/S/ SUNIL WADHWANI
Sunil Wadhwani
Co-Chairman of the Board of Directors, Chief Executive Officer, and Director

/S/ MICHAEL J. ZUGAY
Michael J. Zugay
Senior Vice President and Chief Financial Officer