Form 10-Q
period 2006-09-30
IGATE CORP
filed 2006-11-09
CIK 1024732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of October 31, 2006 was 53,006,292 shares.

iGATE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2006

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(a)

iGATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenues	$71,954	$70,102	$208,972	$207,599
Cost of revenues (1)	53,526	51,172	156,560	154,674

Gross margin	18,428	18,930	52,412	52,925
Selling, general and administrative (2)	17,255	17,221	51,871	51,824
Restructuring recovery	—	—	(555)	—

Income from operations	1,173	1,709	1,096	1,101
Other income, net	942	411	2,008	645
Minority interest	(149)	(260)	12	(403)
Gain on venture investments	—	—	534	—
Equity in income of affiliated companies	87	137	266	108

Income before income taxes	2,053	1,997	3,916	1,451
Income tax expense (benefit)	503	1,122	1,689	(482)

Net income	$1,550	$875	$2,227	$1,933

Net earnings per common share, Basic	$0.03	$0.02	$0.04	$0.04

Net earnings per common share, Diluted	$0.03	$0.02	$0.04	$0.04

Weighted average common shares, Basic	52,969	52,529	52,915	52,507

Weighted average dilutive common equivalent shares outstanding	53,202	52,706	53,207	52,712

(1)	2006 includes SFAS 123(R) stock compensation expense of $0.3 million and $1.2 million for the three and nine months ended September 30, respectively.

(2)	2006 includes SFAS 123(R) stock compensation expense of $0.4 million and $1.1 million for the three and nine months ended September 30, respectively.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

(b)

iGATE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share and share data)

	September 30, 2006	December 31, 2005*
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$44,198	$45,837
Short-term investments	30,192	30,798
Accounts receivable, net	56,010	49,479
Prepaid and other current assets	6,869	7,237
Prepaid income taxes	326	1,060
Deferred income taxes	799	1,058

Total current assets	138,394	135,469

Investments in unconsolidated affiliates	1,461	1,050
Land, building, equipment and leasehold improvements, net	28,321	28,539
Goodwill	10,579	8,851
Intangible assets, net	2,225	3,565

Total assets	$180,980	$177,474

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,444	$5,958
Accrued payroll and related costs	15,972	16,304
Other accrued liabilities	8,966	8,163
Restructuring reserve	770	2,355
Deferred revenue	120	362

Total current liabilities	31,272	33,142
Restructuring reserve	2,124	2,422
Other long-term liabilities	356	422
Deferred income taxes	9,584	9,718

Total liabilities	43,336	45,704

Minority interest	17,032	14,098
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, without par value: 20,000,000 shares authorized, 1 share of Preferred Stock held in treasury in 2006 and 2005, respectively	—	—
Common stock, par value $0.01 per share:
100,000,000 shares authorized, 53,970,644 and 53,756,638 shares issued, respectively	540	538
Additional paid-in capital	162,572	162,278
Accumulated deficit	(27,514)	(29,741)
Deferred compensation	—	(1,119)
Common stock held in treasury, at cost, 990,102 shares	(14,714)	(14,714)
Accumulated other comprehensive (loss) income	(272)	430

Total shareholders’ equity	120,612	117,672

Total liabilities and shareholders’ equity	$180,980	$177,474

*	Condensed from audited Consolidated Financial Statements.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

(c)

iGATE CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated (Deficit)	Deferred Compensation	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Comprehensive Income/ (Loss)
	Shares	Par Value
Balance, December 31, 2005	52,766,536	$538	$162,278	$(29,741)	$(1,119)	$(14,714)	$430	$117,672
Exercise of stock options, includes the effect of tax benefit recognized	199,006	2	786	—	—	—	—	788
Reclassification of deferred compensation	—	—	(1,119)	—	1,119	—	—	—
Stock-based compensation expense	15,000	—	627	—	—	—	—	627
Comprehensive income:
Currency translation adjustment	—	—	—	—	—	—	(702)	(702)	$(702)
Net income	—	—	—	2,227	—	—	—	2,227	2,227

									$1,525

Balance, September 30, 2006	52,980,542	$540	$162,572	$(27,514)	$—	$(14,714)	$(272)	$120,612

.
Balance, December 31, 2004	52,512,346	$535	$161,345	$(36,710)	$(1,934)	$(14,714)	$3,178	$111,700
Exercise of stock options, includes the effect of tax benefit recognized	73,736	1	242	—	—	—	—	243
Amortization of deferred compensation	—	—	—	—	611	—	—	611
Comprehensive income:
Unrealized loss on investments, net of tax	—	—	—	—	—	—	79	79	$79
Currency translation adjustment	—	—	—	—	—	—	(575)	(575)	(575)
Net income	—	—	—	1,933	—	—	—	1,933	1,933

									$1,437

Balance, September 30, 2005	52,586,082	$536	$161,587	$(34,777)	$(1,323)	$(14,714)	$2,682	$113,991

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

(d)

iGATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine months ended September 30,
	2006	2005
Cash Flows From Operating Activities:
Net income	$2,227	$1,933
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	8,177	8,062
Stock based compensation	2,822	611
Unrealized gain on derivative instruments	(1,082)	—
Realized gain on investments	(59)	(164)
Bad debt expense recovery	238	(838)
Deferred income taxes, net	(40)	637
Equity in income of affiliated companies	(266)	(108)
Restructuring recovery	(555)	—
Minority interest	(12)	403
Working capital items:
Accounts receivable and unbilled receivables	(7,267)	7,003
Prepaid and other assets	388	(657)
Accounts payable	(621)	(244)
Accrued and other current liabilities	322	(5,977)
Deferred revenue	(239)	(470)
Restructuring reserve	(1,657)	(1,738)

Net cash flows provided by continuing operations	2,376	8,453

Cash flows used by discontinued operations	—	(7)

Net cash flows provided by operating activities	2,376	8,446

Cash Flows From Investing Activities:
Additions to land, building, equipment and leasehold improvements, net	(7,034)	(10,764)
Sales of investments, net	570	4,873
Acquisitions, net of cash acquired	285	—
Investments in unconsolidated affiliates	(162)	(194)

Net cash flows used by investing activities	(6,341)	(6,085)

Cash Flows From Financing Activities:
Payments on secured financing	(140)	—
Net proceeds from exercise of stock options and excess tax benefit	1,509	895

Net cash flows provided by financing activities	1,369	895

Effect of currency translation	957	53

Net change in cash and cash equivalents	(1,639)	3,309
Cash and cash equivalents, beginning of period	45,837	28,201

Cash and cash equivalents, end of period	$44,198	$31,510

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

iGATE CORPORATION

(e)    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

The Unaudited Condensed Consolidated Financial Statements included herein have been prepared by iGATE Corporation (the “Company”) in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, the accompanying Unaudited Condensed Consolidated Financial Statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying Unaudited Condensed Consolidated Financial Statements as of and for the three and nine months ended September 30, 2006 and 2005 should be read in conjunction with the Company’s Consolidated Financial Statements (and notes thereto) included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2005. In the opinion of the Company’s management, all adjustments considered necessary for a fair statement of the accompanying Unaudited Condensed Consolidated Financial Statements have been included, and all adjustments, unless otherwise discussed in the Notes to the Unaudited Condensed Consolidated Financial Statements, are of a normal and recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three months and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 48, “Uncertainty in Income Taxes.” FIN 48 applies to all tax positions within the scope of Statement 109 and clarifies when and how to recognize tax benefits in the financial statements with a two-step approach of recognition and measurement. FIN 48 will become effective in the first quarter of 2007. Management continues to evaluate the effect that adoption of FIN 48 will have on the Company’s consolidated results of operations and financial position.

2.    Stock Based Compensation

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), which requires compensation costs related to share-based transactions, including employee share options, to be recognized in the financial statements based on fair value. SFAS No. 123(R) revised SFAS No. 123, as amended, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees.

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R) using the modified prospective transition method. Under this transition method, the compensation cost recognized beginning January 1, 2006 includes compensation cost for (i) all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (ii) all share-based payments granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Compensation cost is generally recognized ratably over the requisite service period or the retirement date for retirement eligible employees, if earlier. Prior period amounts have not been restated.

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of the adoption of SFAS No. 123(R), the Company’s results for the three and nine months ended September 30, 2006 include share-based compensation expense of $0.9 million and $2.8 million, respectively. The total stock-based compensation cost has been included in the Consolidated Statements of Income within direct costs of $0.3 million and $1.2 million for the three and nine months ended September 30, 2006 and within selling, general and administrative expenses of $0.6 million and $1.6 million for the three and nine months ended September 30, 2006. The Company has recognized a related tax benefit associated with its share-based compensation arrangements for the three and nine months ended September 30, 2006 totaling less than $0.1 million and $0.1 million, respectively.

Prior to January 1, 2006, the Company accounted for stock-based compensation plans in accordance with the provisions of APB Opinion No. 25, as permitted by SFAS No. 123, and accordingly did not recognize compensation expense for the issuance of options with an exercise price equal to or greater than the market price at the date of grant. The Company did recognize $0.2 million and $0.6 million of compensation expense for the three and nine month periods ended September 30, 2005, respectively, related to a restricted stock grant and discounted stock options. Had the fair value based method as prescribed by SFAS No. 123 been applied by the Company, the effect on net income and earnings per share for three and nine month periods ended September 30, 2005 would have been as follows ($ in thousands, except per share data):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income, as reported (including $0.2 million and $0.6 million of stock compensation expense recognized in the three and nine months ended September 30, 2005, respectively)	$875	$1,933
Less: Stock-based employee compensation expense determined under fair value method for all awards	(570)	(1,317)

Proforma net income	$305	$616

Earnings per share:
Basic — as reported	$0.02	$0.04

Basic — proforma	$0.01	$0.01

Diluted — as reported	$0.02	$0.04

Diluted — proforma	$0.01	$0.01

iGATE Corporation Stock Incentive Plans

During 2000, the Company adopted the Second Amended and Restated Stock Incentive Plan (the “Plan”). The Plan provided that up to 14.7 million shares of the Company’s common stock shall be allocated for issuance to directors, executive management and key personnel. At December 31, 2005, there were 10.2 million shares of common stock available for issuance under the Plan. This plan expired by its terms on November 3, 2006.

On May 25, 2006, the 2006 iGATE Corporation Stock Incentive Plan (the “2006 Plan” and together with the Plan, the “iGATE Plans”) was approved by the Company’s shareholders. This 2006 Plan replaced the Company’s expired Plan and is substantially similar to it. Revisions were made primarily to address changes in applicable law since 2000. The 2006 Plan provides that up to 14.7 million shares of the Company’s common stock shall be allocated for issuance to officers, employees, directors and consultants of the Company and its subsidiaries. At September 30, 2006, there were 14.1 million shares of common stock available for issuance under the 2006 Plan.

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the stock option and restricted stock activity is presented below:

iGATE Stock Incentive Plan	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Options outstanding at December 31, 2005	2,201,207	$6.93
Granted	100,000	5.41
Exercised	(199,006)	3.36
Lapsed and forfeited	(96,534)	15.66

Options outstanding at September 30, 2006	2,005,667	$6.78	5.3	$2.0

Options vested and expected to vest at September 30, 2006	1,988,151	$6.80	5.3	$2.0

Options exercisable at September 30, 2006	1,372,253	$8.12	3.9	$1.2

iGATE Stock Incentive 2006 Plan	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Options outstanding at December 31, 2005	—	—
Granted	15,000	$6.00
Exercised	—	—
Lapsed and forfeited	—	—

Options outstanding at September 30, 2006	15,000	$6.00	9.6	$—

Options vested and expected to vest at September 30, 2006	15,000	$6.00	9.6	$—

Options exercisable at September 30, 2006	—	—	—	$—

iGATE Stock Incentive 2006 Plan	Restricted Stock	Weighted Average Fair Value
Unvested at December 31, 2005	—	$—
Granted	571,000	4.27
Vested	—	—
Lapsed and forfeited	—	—

Unvested at September 30, 2006	571,000	$4.27

Available for future grants of options and restricted stock	14,114,000

During the three and nine months ended September 30, 2006, the Company granted 0.6 million shares of performance based restricted stock. Each share is earned only after certain financial targets are met. Each performance target is assessed yearly over a four year to five year period, at which time the shares will be awarded upon achievement of the yearly target. If the performance targets are not met, the shares that were to be awarded for the performance year will be cancelled. If the performance target is achieved, the shares are issued to the recipient. These shares are voting but are subject to forfeiture if performance targets are not achieved or in the event of termination.

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Compensation expense associated with the performance based grants that continue to vest based upon future performance is measured based on the grant-date fair value of iGATE common stock. Compensation expense is recognized ratably over the performance period based upon the Company’s estimated achievement of the established performance criteria. Compensation expense is only recognized for those awards that are expected to vest, which is estimated based upon the assessment of both the probability that the performance criteria will be achieved and current period and historical forfeitures.

The total intrinsic value of options exercised during the three months ended September 30, 2006 and 2005 was less than $0.1 million, and for the nine months ended September 30, 2006 and 2005 was $0.5 million and $0.1 million, respectively. The excess cash tax benefit classified as a financing cash inflow for the three and nine months ended September 30, 2006 and 2005 was less than $0.1 million.

For the three and nine months ended September 30, 2006, the Company recognized $0.2 million and $0.6 million of compensation expense associated with the iGATE stock option plan in the Company’s Condensed Consolidated Statements of Operations, respectively. As of September 30, 2006, approximately $3.8 million of unrecognized compensation cost is expected to be recognized for the unvested shares. This expense is expected to be recognized over a weighted-average period of 2.2 years.

In addition, iGate Global Solutions Limited, the Company’s majority-owned Indian subsidiary (“iGS”) also maintains its own stock option plans. iGS’ stock option plans were approved by its Boards of Directors and are discussed below.

iGS Stock Option Plans

iGS maintains two employee stock option plans herein referred to as “Plan 1” and “Plan 2” and collectively as the “iGS Plans”. The iGS Plans are administered by a committee appointed by the Board of Directors of iGS. Plan 1 provides for the issuance of a maximum of 3.0 million shares of iGS common stock and Plan 2 provides for the issuance of a maximum of 4.5 million shares of iGS common stock. Options to purchase iGS common stock are typically granted at the prevailing market values for each of the iGS Plans.

Options for each of the above iGS Plans generally vest over a four year period and expire ten years from the date of grant or earlier if an option holder ceases to be employed with iGS, iGS’ holding company or any iGS subsidiary companies.

iGATE Global Solutions Stock Option Plan 1	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Options outstanding at December 31, 2005	1,492,634	$3.11
Granted	655,085	4.56
Exercised	(248,167)	2.21
Lapsed and forfeited	(168,343)	3.55

Options outstanding at September 30, 2006	1,731,209	$3.63	7.8	$1.1

Options vested and expected to vest at September 30, 2006	1,640,971	$3.60	8.0	$1.0

Options exercisable at September 30, 2006	821,550	$3.02	6.5	$0.9

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

iGATE Global Solutions Stock Option Plan 2	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Options outstanding at December 31, 2005	2,962,234	$4.68
Granted	—	—
Exercised	(11,307)	2.58
Lapsed and forfeited	(552,137)	4.70

Options outstanding at September 30, 2006	2,398,790	$4.69	8.1	$0.8

Options vested and expected to vest at September 30, 2006	2,274,249	$4.70	8.3	$0.9

Options exercisable at September 30, 2006	1,143,338	$5.02	7.9	$0.3

iGS also maintains an employee restricted stock unit plan herein referred to as “RSU Plan”. The RSU Plan is administered by the Compensation Committee appointed by the Board of Directors of iGS. The RSU Plan is a separate plan set up in partial modification of the above iGS Plans and provides for the issuance of a maximum of 3.0 million shares of iGS common stock. These restricted stock units are granted at a $0.09 strike price.

Restricted stock unit grants for the RSU Plan generally vest over a four year period and expire twelve years from the date of grant or earlier if a holder ceases to be employed by or associated with iGS for any reason.

The fair value of restricted stock unit grants was estimated using the prevailing market value of iGS common stock at the date of grant. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. A forfeiture rate is also applied to the estimated compensation cost of the granted restricted stock units. Forfeitures are estimated based on voluntary termination behavior, as well as an analysis of actual option forfeitures.

iGATE Global Solutions Restricted Stock Unit Plan	Restricted Stock Units	Weighted Average Fair Value
Unvested at December 31, 2005	—	—
Granted	454,950	$4.16
Exercised	—	—
Lapsed and forfeited	(13,500)	4.16

Unvested at September 30, 2006	441,450	$4.16

Available for future grants of options and restricted stock units	2,026,859

Total available stock options and/or restricted units to be granted for all of the iGS Plans combined cannot exceed 7.5 million shares.

The total intrinsic value of options exercised during the three and nine months ended September 30, 2006 and 2005 was $0.3 million and $0.1 million, and $0.4 million and $0.4 million, respectively.

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and nine months ended September 30, 2006, the Company recognized $0.7 million and $2.2 million of compensation expense associated with the iGS stock option plans in the Company’s Condensed Consolidated Statements of Operations, respectively. As of September 30, 2006, approximately $8.3 million of unrecognized compensation cost is expected to be recognized for the unvested shares. This expense is expected to be recognized over a weighted-average period of 1.4 years.

The fair value of each option grant under the iGATE Plans and iGS Plans was estimated using the Black-Scholes option pricing model. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on the historical volatility of either the iGATE or iGS common stock and implied volatility derived from exchange traded options. The average expected life was based on the contractual term of the option and expected employee exercise and post-vesting employment termination behavior. The risk-free interest rate for each of the iGATE Plans was based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The risk-free rate for each of the iGS Plans was based on an equivalent Indian risk-free rate. Forfeitures are estimated based on voluntary termination behavior, as well as an analysis of actual option forfeitures. The weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

	Quarter Ended September 30, 2006		Quarter Ended September 30, 2005		Nine Months Ended September 30, 2006		Nine Months Ended September 30, 2005
	iGATE	iGATE Global Solutions	iGATE	iGATE Global Solutions	iGATE	iGATE Global Solutions	iGATE	iGATE Global Solutions
Fair values of options granted	$—	$2.28	$2.49	$2.61	$3.17	$2.96	$2.73	$3.02
Risk-free interest rate	—	7.09%	4.15%	4.02%	4.65%	6.96%	4.06%	3.58%
Expected dividend yield	—	0.5%	0.0%	0.3%	0.0%	0.5%	0.0%	0.3%
Expected life of options	—	5 years	5 years	4 years	4.5 years	5 years	5 years	4 years
Expected volatility rate	—	61.1%	75.5%	63.2%	66.5%	63.1%	86.9%	64.1%

3.    Acquisition of LoanPro

In July 2006, iGS acquired an additional 55% ownership in LoanPro LLC, a mortgage processing company, for less than $0.1 million, to bring its total ownership to 60%. The acquisition was deemed to be immaterial not requiring pro-forma disclosure. The acquisition resulted in non-deductible goodwill of $1.9 million, which was assigned to the Company’s iGATE Solutions segment.

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Derivative Instruments and Hedging Activities

Summarized below are derivative instruments consisting of foreign exchange contracts and a principal only SWAP agreement whose carrying values were adjusted to their fair value at September 30, 2006. Fair values are based on quoted market prices at prevailing exchange rates and other available market information.

LIST OF OUTSTANDING HEDGE TRANSACTIONS ON SEPTEMBER 30, 2006

	Maturity Date Ranges	Strike Price at Rupee Rate Ranges	(Dollars in thousands)
			Amount	Option	Net Unrealized Gains/(Losses) September 30, 2006
FORWARD CONTRACTS
From:	October 31, 2006	45.33
To:	March 30, 2007	47.11

Subtotal			15,000		$(71)

CURRENCY OPTION CONTRACTS
From:	September 29, 2006	44.40	1,000	Buy/Sell Put
To:	December 29, 2006	44.77	2,000	Buy/Sell Call

Subtotal			3,000		$(72)

PRINCIPAL SWAPS
	December 29, 2006		$880 USD		$—
			1,400 SGD
	December 29, 2006		$633 USD		$—
			500 EURO
	December 29, 2006		$1,356 USD		$—
			160,000 JPY
	December 29, 2006		$1,495 USD		$—
			800 GBP
	December 29, 2006		$4,032 USD		$—
			4,500 CAD

Subtotal					$—

Total					$(143)

The net unrealized gains/(losses) were calculated using a Rupee exchange rate of 45.920.

As of September 30, 2006, iGS’ forward contracts to hedge intercompany cash flows will mature within one year. As each contract matures, iGS will receive Rupees at the contracted (“strike price”) rate while delivering the USD equivalent of Rupees at the prevailing Rupee exchange rate. Contracts that meet qualifying criteria are accounted for as foreign currency cash flow hedges. Accordingly, the effective portion of gains and losses is deferred as a component of other comprehensive loss and is recognized in earnings at the time the hedged item affects earnings. Any gains and losses due to hedge ineffectiveness or related to contracts which do not qualify for hedge accounting are recorded in current period earnings in “other income and expense”. At September 30, 2006 these forward contracts did not meet qualifying criteria to receive hedge accounting and, as such, iGS appropriately recorded a liability for the net unrealized loss of ($0.1) million. For the three and nine

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

months ended September 30, 2006, iGS recognized a gain of $0.3 million and a loss of less than ($0.1) million, respectively. The losses recognized for the three and nine months ended September 30, 2005 were not significant.

As of September 30, 2006, iGS’ option contracts to hedge intercompany cash flows will mature within one year. As each contract matures and dependent upon prevailing Rupee exchange rates, iGS will either buy USDs at each contracted “put” strike price or sell USDs at each contracted “call” strike price. Contracts that meet qualifying criteria are accounted for as foreign currency cash flow hedges. Accordingly, the effective portion of gains and losses is deferred as a component of other comprehensive loss and is recognized in earnings at the time the hedged item affects earnings. Any gains and losses due to hedge ineffectiveness or related to contracts which do not qualify for hedge accounting are recorded in current period earnings in other income and expense. At September 30, 2006 these forward contracts did not meet qualifying criteria to receive hedge accounting and, as such, iGS appropriately recorded a liability for the net unrealized loss of ($0.1) million. For the three and nine months ended September 30, 2006, iGS recognized a gain of $0.1 million and $0.9 million, respectively. The unrealized losses recognized for the three and nine months ended September 30, 2005 were not significant.

As of September 30, 2006, there were no outstanding fair value hedge contracts. The unrealized losses recognized for the three and nine months ended September 30, 2005 were not significant.

As of September 30, 2006, iGS’ principal swaps to hedge intercompany debt from iGS to the Company will mature within one year from our 2005 fiscal year-end. Contracts that meet qualifying criteria are accounted for as foreign currency cash flow hedges. Accordingly, the effective portion of gains and losses is deferred as a component of other comprehensive loss and is recognized in earnings at the time the hedged item affects earnings. Any gains and losses due to hedge ineffectiveness or related to contracts which do not qualify for hedge accounting are recorded in current period earnings in other income and expense. At September 30, 2006, the principal swaps to hedge intercompany debt did not meet qualifying criteria to receive hedge accounting. However, since all swaps contracts were entered into on the last business day of the period, the gain/(loss) is not significant. For the three and nine months ended September 30, 2006, iGS recognized a gain of less than of $0.1 million and a loss of ($0.3) million, respectively. The losses recognized for the three and nine months ended September 30, 2005 were not significant.

5.    Goodwill and Other Intangible Assets

Changes in the carrying value of goodwill and intangible assets by reportable segment are as follows (in thousands):

	iGATE Solutions	iGATE Professional Services	iGATE Shared Services	Consolidated
Goodwill at December 31, 2004	$8,609	$216	$573	$9,398
Foreign currency translation effect	(547)	—	—	(547)

Goodwill at December 31, 2005	8,062	216	573	8,851
Acquisitions	1,875	—	—	1,875
Foreign currency translation effect	(147)	—	—	(147)

Goodwill at September 30, 2006	$9,790	$216	$573	$10,579

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The gross amounts and accumulated amortization of intangible assets are as follows:

	September 30, 2006		December 31, 2005
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
	(unaudited)
Amortizable intangible assets:
Intellectual property	$570	$563	$570	$437
Customer relationships	6,642	4,760	6,642	3,882
Employment contracts	1,720	1,386	1,720	1,105
Other	314	312	314	257

Total	$9,246	$7,021	$9,246	$5,681

Amortization expense related to identifiable intangible assets was $0.3 million and $0.6 million for the three months periods and $1.3 million and $1.8 million for the nine month periods ended September 30, 2006 and 2005, respectively. Estimated annual amortization expense for the years ended December 31, 2006 through December 31, 2009 is shown below (in thousands):

Remainder of 2006	$279
2007	$943
2008	$694
2009	$309

6.    Investments and Restricted Investments

The Company has short-term investments consisting of money market funds and corporate bonds that totaled $30.2 million and $30.8 million at September 30, 2006 and December 31, 2005, respectively. Approximately $5.2 million and $5.8 million of these funds at September 30, 2006 and December 31, 2005, respectively, are to be used exclusively by iGS due to Indian governmental restrictions. In conjunction with the Company’s renewal of its PNC Credit Facility, more fully discussed in Note 8, the Company no longer has any compensating balances.

7.    Restructuring and Merger Charges

The following table details restructuring by year implemented. Please refer to Note 6 in the Company’s Form 10-K for further discussion of its restructurings. The components of the restructurings and the related charges and restructuring accrual at December 31, 2005 and September 30, 2006 are as follows (in thousands):

	Accrued December 31, 2005	Expense Recovery	Foreign Currency Translation Effect	Cash Expenditures	Accrued September 30, 2006
2004 lease costs of office closure	$3,859	$—	$329	$(1,294)	$2,894
2002 lease costs of office closure	68	—	—	(68)	—
2001 lease costs of office closure	850	(555)	—	(295)	—

Total	$4,777	$(555)	$329	$(1,657)	$2,894

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    PNC Credit Facility

On September 14, 2006, the Company renewed its credit facility (“Renewed Facility”) with PNC Bank N.A. (“PNC”) for 365 days. The Renewed Facility provides a maximum loan amount of $35.0 million and is unsecured. The provisions of the Renewed Facility requires the Company to maintain domestic cash and cash equivalents of at least $35.0 million, maintain tangible net worth of at least $100.0 million and maintain a liquidity ratio of not less than 1.5 to 1. The liquidity ratio is defined as “the sum of domestic cash and accounts receivable divided by total liabilities.” The Company had no outstanding borrowings under the Renewed Facility. The Company had letters of credit outstanding in the amount of $0.4 million and $0.3 million on the Renewed Facility as of September 30, 2006 and 2005, respectively.

9.    Income Taxes

Income (loss) before income taxes, as shown in the accompanying condensed consolidated statements of operations, consisted of the following for the three and nine months ended September 30, 2006 and 2005, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in Thousands)		(Dollars in Thousands)
Income (loss) before income taxes:
Domestic	$457	$(104)	$1,618	$(1,928)
Foreign	1,596	2,101	2,298	3,379

Income (loss) before income taxes	$2,053	$1,997	$3,916	$1,451

Taxes (benefit) on income (loss), as shown in the accompanying condensed consolidated statements of operations, consisted of the following for the three and nine months ended September 30, 2006 and 2005, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in Thousands)		(Dollars in Thousands)
Current provision (benefit):
Federal	$565	$440	$914	$(2,338)
State	166	100	343	141
Foreign	96	315	306	1,079

Total current provision (benefit)	827	855	1,563	(1,118)

Deferred (benefit) provision:
Federal	(380)	(97)	(207)	413
State	(57)	(14)	(151)	(35)
Foreign	—	332	17	376
Valuation allowance	113	46	467	(118)

Total deferred (benefit) provision	(324)	267	126	636

Total provision (benefit) for income taxes	$503	$1,122	$1,689	$(482)

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reconciliation of income taxes (benefit) computed using the statutory U.S. income tax rate and the provision for income taxes (benefit) for the three and nine months ended September 30, 2006 and 2005, respectively, were as follows (in thousands):

	Three Months Ended September 30, 2006		Three Months Ended September 30, 2005
Income taxes computed at the federal statutory rate	$719	35.0%	$699	35.0%
State income taxes, net of federal tax benefit	81	3.9	92	4.6
Foreign taxes at other than U.S. statutory rate	(462)	(22.5)	(89)	(4.5)
Reversal of prior year accrued taxes	—	—	—	—
Minority interest	52	2.5	172	8.6
Nondeductible goodwill	8	0.4	34	1.7
Nondeductible compensation	35	1.7	46	2.3
Other — net	(43)	(2.1)	122	6.1
Valuation allowance	113	5.5	46	2.3

	$503	24.5%	$1,122	56.2%

	Nine Months Ended September 30, 2006		Nine Months Ended September 30, 2005
Income taxes computed at the federal statutory rate	$1,371	35.0%	$508	35.0%
State income taxes, net of federal tax benefit	232	5.9	174	12.0
Foreign taxes at other than U.S. statutory rate	(481)	(12.3)	272	18.7
Reversal of prior year accrued taxes	—	—	(2,200)	(151.6)
Minority interest	(4)	(0.1)	362	24.9
Nondeductible goodwill	53	1.4	206	14.2
Nondeductible compensation	105	2.7	172	11.9
Other — net	(54)	(1.4)	142	9.8
Valuation allowance	467	11.9	(118)	(8.1)

	$1,689	43.1%	$(482)	(33.2)%

Under the Indian Income Tax Act, 1961, iGS is eligible to claim a tax holiday for 10 consecutive assessment years on profits derived from the export of software services from divisions registered under the Software Technology Parks at Bangalore, Chennai, and Pune, India. For the three months ended September 30, 2006 and 2005 the tax holiday resulted in benefits of $0.5 million and $0.1 million, respectively, when calculated at the statutory U.S rate.

For the nine months ended September 30, 2006 and 2005 the corresponding benefits were $0.5 million and $0.3 million, respectively. The majority of the benefits of the holiday will extend through 2009.

On April 11, 2005, the Joint Committee on Taxation advised that the Internal Revenue Service examination of the Company’s income tax returns for the years 1999, 2000, and 2001 had been completed. As a result, the Company reversed certain tax accruals of approximately $2.2 million recorded during the years under review. The impact of this reversal had a positive impact on the Company’s tax provision for the nine months ended September 30, 2005.

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Earnings Per Share

The following table sets forth the computation of earnings per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Basic income per share:
Net income	$1,550	$875	$2,227	$1,933

Divided by:
Weighted average common shares	52,969	52,529	52,915	52,507

Net earnings per common share, Basic	$0.03	$0.02	$0.04	$0.04

Diluted income per share:
Net income	$1,550	$875	$2,227	$1,933

Divided by:
Weighted average common shares	52,969	52,529	52,915	52,507
Dilutive effect of restricted and common stock equivalents	233	177	292	205

Diluted average common shares	53,202	52,706	53,207	52,712

Net earnings per common share, Diluted	$0.03	$0.02	$0.04	$0.04

The number of outstanding options to purchase common shares for which the option exercise prices exceeded the average market price of the common shares aggregated 1.3 million shares and 0.9 million shares and 1.1 million shares and 0.9 million shares for the three and nine months ended September 30, 2006 and 2005, respectively. These options were excluded from the computation of diluted earnings per share under the treasury stock method.

11.    Segment Information

The Company’s reportable segments are iGATE Solutions, iGATE Professional Services (“iPS”) and iGATE Shared Services (formerly known as iGATE Corporate). No operating segments have been aggregated. Effective January 1, 2006, the Company recast its segments to include the operations of jobcurry Systems Private Ltd. (“jobcurry”) as part of iGATE Professional Services (“iPS”) segment. jobcurry provides recruiting and placement services for the Company and outside customers. Previously, jobcurry was included in the iGATE Shared Services segment. All prior periods have been reclassified to reflect the change to our segment reporting. The Company sold its Canadian staffing operations on November 15, 2005. Its Canadian staffing operations were included as part of iPS for the three and nine months ended September 30, 2005. The sale of the Canadian staffing operations was not deemed to be a material disposition and as such the Company was not required to provide pro-forma disclosure.

iGATE Solutions

The iGATE Solutions segment’s services offerings include offshore outsourcing of IT and Business Process Outsourcing (“BPO”) services. Other offerings include enterprise applications implementation and related custom development of applications such as Oracle, SAP and PeopleSoft. The segment also offers application maintenance outsourcing, business intelligence services, and data management and application re-engineering through its offshore development centers (“ODCs”), which deliver services offshore in India. iGATE Solutions includes the operations of iGS.

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

iGATE Shared Services (formerly “iGATE Corporate”)

In 2006 and 2005, iGATE Shared Services includes the operations of iGATE Clinical Research International Inc. and iGATE Clinical Research International Private Ltd., corporate and other unallocated costs.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates segment performance based upon profit or loss from operations. The Company does not allocate income taxes, other income or expense, and non-recurring charges to segments. In addition, the Company accounts for inter-segment sales and transfers at current market prices. All inter-segment sales have been eliminated in consolidation.

The following tables present selected financial information for the Company’s reporting segments for the three and nine months ended September 30, 2006 and 2005, respectively:

	Three Months Ended September 30, 2006
	iGATE Solutions	iGATE Professional Services	iGATE Shared Services(1)	Total
	(Dollars in thousands)
External revenues	$44,067	$27,530	$357	$71,954

Income (loss) from operations	$1,348	$2,357	(2,532)	1,173

Other income, net			942	942
Minority interest			(149)	(149)
Equity in income of affiliated companies			87	87

(Loss) income before income taxes			$(1,652)	$2,053

	Three Months Ended September 30, 2005
	iGATE Solutions	iGATE Professional Services	iGATE Shared Services(1)	Total
	(Dollars in thousands)
External revenues	$35,151	$34,606	$345	$70,102

Income (loss) from operations	$743	$3,644	(2,678)	1,709

Other income, net			411	411
Minority interest			(260)	(260)
Equity in income of affiliated companies			137	137

(Loss) income before income taxes			$(2,390)	$1,997

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Nine Months Ended September 30,2006
	iGATE Solutions	iGATE Professional Services	iGATE Shared Services(1)	Total
	(Dollars in thousands)
External revenues	$122,122	$85,668	$1,182	$208,972

Restructuring recovery	—	(555)	—	(555)

Income (loss) from operations	$887	$7,580	(7,371)	1,096

Other income, net			2,008	2,008
Minority interest			12	12
Gain on venture investments			534	534
Equity in income of affiliated companies			266	266

(Loss) income before income taxes			$(4,551)	$3,916

	Nine Months Ended September 30,2005
	iGATE Solutions	iGATE Professional Services	iGATE Shared Services(1)	Total
	(Dollars in thousands)
External revenues	$101,933	$104,688	$978	$207,599

Income (loss) from operations	$473	$9,309	(8,681)	1,101

Other income, net			645	645
Minority interest			(403)	(403)
Equity in losses of affiliated companies			108	108

Loss before income taxes			$(8,331)	$1,451

(1)	iGATE Shared Services activities include general corporate expenses, interest income and expense, equity in losses of unconsolidated affiliates, minority interest, loss from joint ventures, restructuring charges and merger related expenses not identified to a specific segment, and other unallocated charges. The Company evaluates segments based on income (loss) from operations. Since certain administrative and other operating expenses or income sources have not been allocated to the operating business segments, this basis is not necessarily a measure computed in accordance with generally accepted accounting principles and it may not be comparable to other companies.

Assets by segment were as follows:

	September 30, 2006	December 31, 2005
	(Dollars in thousands)
iGATE Solutions	$98,526	$95,010
iGATE Professional Services	20,997	21,368
iGATE Shared Services	61,457	61,096

Total assets	$180,980	$177,474

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue and tangible long-term assets by geographic area consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Revenues:
North America, principally U.S.	$61,265	$60,344	$177,819	$177,447
Europe	4,754	4,034	14,056	14,088
Pacific Rim, principally India	5,935	5,724	17,097	16,064

Total revenues	$71,954	$70,102	$208,972	$207,599

	September 30, 2006	December 31, 2005
	(Dollars in thousands)
Tangible long-term assets:
North America, principally U.S.	$1,383	$1,610
Europe	119	176
Pacific Rim, principally India	26,819	26,753

Total tangible long-term assets	$28,321	$28,539

The following is a concentration of revenues greater than 10% for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
General Electric Company
iGATE Solutions	30%	35%	32%	35%
iGATE Consolidated	19%	18%	19%	17%
Royal Bank of Canada
iGATE Solutions	10%	—	—	—
Chimes, Inc.
iGATE Professional Services	—	—	10%	—
TEKSystems, Inc.
iGATE Professional Services	14%	—	12%	—
International Business Machines Corp.
iGATE Professional Services	11%	24%	11%	23%
iGATE Consolidated	—	12%	—	12%
Wachovia Corporation
iGATE Professional Services	—	—	—	12%

12.    Subsequent Event

In the fourth quarter of 2006, the Company expects to finalize a sublease agreement for its existing U.K. lease obligation. As a result, the Company expects to recover approximately $2.0 million, or $0.04 per basic share, in previously recorded restructuring reserves.

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

IT services which we deliver using our offshore centers include software application development and maintenance, implementation and support of enterprise applications, and data management and integration. We believe that we deliver to our clients high quality solutions at a substantial savings by using our global pool of highly talented people.

Going forward, our principal strategy is to offer offshore-based IT and BPO services to our clients in various industries. Some of our current service offerings are non-IT related and include services as diverse as call centers, clinical trials management, and mortgage and claims processing. We may continue to expand our BPO service offerings through acquisitions and strategic relationships and internal initiatives. We believe that such services can be or are being performed offshore, at savings as high as 50% over U.S. labor and infrastructure costs.

The iGATE Professional Services (“iPS”) segment provides a variety of client-managed and supervised IT staffing services. These service offerings include design, development and maintenance of custom applications as well as implementation, integration and support of enterprise packaged applications such as ERP and customer relationship management (“CRM”) software provided by third party vendors such as SAP, Oracle and PeopleSoft.

Business Developments

On April 24, 2006, iGATE Global Solutions Limited (“iGS”), our majority-owned Indian subsidiary, entered into a Master Services Agreement with LoanPro, LLC (“LoanPro”) to perform offshore mortgage servicing. In conjunction with this agreement, iGS acquired a 5% ownership interest in LoanPro for a nominal amount with the option to acquire up to an additional 55% of LoanPro beginning on July 1, 2006. iGS exercised this option on July 1, 2006 and acquired the additional 55% of LoanPro. In the third quarter of 2006, iGS consolidated LoanPro’s operations into the iGATE Solutions segment. iGS has loaned $1.0 million to LoanPro as of October 31, 2006. The loan pays 6% interest and is due in 2009.

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

Effective January 1, 2006, we recast our segments to include the operations of jobcurry Systems Private Ltd. (“jobcurry”) as part of the iPS segment. jobcurry provides recruiting and placement services for iGATE and outside customers. Previously, jobcurry was included in the iGATE Shared Services segment. All prior periods have been reclassified to reflect the change to our segment reporting.

The following are brief descriptions of each of our segments.

iGATE Solutions

The iGATE Solutions segment’s (“iGATE Solutions”) service offerings include outsourcing of IT and BPO services using an onsite/offshore delivery model. This delivery model helps clients achieve greater cost effectiveness. The operations of iGS are included in the iGATE Solutions segment.

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

The iGATE Solutions segment revenues are derived through iGS, our majority-owned Indian subsidiary. Our iGATE Solutions segment has approximately 5,520 employees.

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

The iGATE Solutions segment services customers in a wide range of industries. The segment’s largest customer is General Electric Company (“GE”) which accounted for 30% and 32% of its revenues for the three and nine months ended September 30, 2006, respectively and 35% for both the three and nine months ended September 30, 2005. iGS is a Global Preferred Partner of GE. Its Global Preferred Partnership status extends through the end of 2009. The Royal Bank of Canada accounted for 10% of iGS revenues for the three months ended September 30, 2006.

Operating income percentage was 3.1% for the three months ended September 30, 2006 and 2.1% for the three months ended September 30, 2005. This increase was due primarily to the increase in revenue of $8.9 million for the quarter.

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

The iPS segment serves a wide variety of customers in numerous industries in the U.S. For the three months ended September 30, 2006, TEK Systems and International Business Machines accounted for 14% and 11% of iPS revenues, respectively. For the nine months ended September 30, 2006, Chimes, Inc., TEK Systems and IBM accounted for 10%, 12% and 11%, respectively. As a result of the sale of our Canadian staffing operations in November 2005 iPS revenues declined, which resulted in more customers having a greater than 10% concentration of our staffing operations revenues for the three and nine months ended September 30, 2006. IBM and Wachovia Bank, accounted for approximately 23% and 12%, respectively, of iPS revenues for the three months ended September 30, 2005, and approximately 24% and 10%, respectively, of iPS revenues for the nine months ended September 30, 2005. iPS has approximately 1,030 employees.

We sold our Canadian staffing operations on November 15, 2005. The Canadian staffing operations were included as part of iPS for the three and nine months ended September 30, 2005. The sale of our Canadian staffing operations was not deemed to be a material disposition and as such we are not required to provide pro-forma disclosure.

iGATE Shared Services (formerly “iGATE Corporate”)

The iGATE Shared Services segment includes the operations iGATE Clinical Research International Inc., formerly known as iGATE Clinical Research Management, Inc., iGATE Clinical Research International Private Ltd., corporate and other unallocated costs. iGATE Clinical Research International Inc. and iGATE Clinical Research International Private Ltd. contract with pharmaceutical companies to conduct offshore clinical trials on their behalf. These entities are excluded from the above segments due largely to their dissimilar service offerings and certain economic characteristics. This segment has approximately 80 employees.

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

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 123(R), which requires compensation costs related to share-based transactions, including employee share options, to be recognized in the financial statements based on fair value. SFAS No. 123(R) revises SFAS 123, as amended, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees.

Effective January 1, 2006, we adopted the provisions of SFAS 123(R) using the modified prospective transition method. Under this transition method, the compensation cost recognized beginning January 1, 2006 includes compensation cost for (i) all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (ii) all share-based payments granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Compensation cost is generally recognized ratably over the requisite service period or the retirement date for retirement eligible employees, if earlier. Prior period amounts have not been restated.

As a result of the adoption of SFAS 123(R), our results for the three and nine months ended September 30, 2006 include share-based compensation expense of $0.9 million and $2.8 million, respectively. The total stock-based compensation cost has been included in the Consolidated Statements of Income within direct costs of $0.3 million and $1.2 million for the three and nine months ended September 30, 2006 and within selling, general and administrative expenses of $0.6 million and $1.6 million for the three and nine months ended September 30, 2006. We have recognized a related tax benefit associated with our share-based compensation arrangements for the three and nine months ended September 30, 2006 totaling less than $0.1 million and $0.1 million, respectively.

Prior to January 1, 2006, we accounted for stock-based compensation plans in accordance with the provisions of APB Opinion No. 25, as permitted by SFAS 123, and accordingly did not recognize compensation expense for the issuance of options with an exercise price equal to or greater than the market price at the date of grant. We did recognize $0.2 million and $0.6 million of compensation expense for the three and nine month periods ended September 30, 2005, respectively, related to a restricted stock grant and discounted stock options. Had the fair value based method as prescribed by SFAS 123 been applied by us, the effect on net income and earnings per share for the three and nine month periods ended September 30, 2005 would have been as follows ($ in thousands, except per share data):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income, as reported (including $0.2 million and $0.6 million of stock compensation expense recognized in the three and nine months ended September 30, 2005, respectively)	$875	$1,933
Less: Stock-based employee compensation expense determined under fair value method for all awards	(570)	(1,317)

Proforma net income	$305	$616

Earnings per share:
Basic — as reported	$0.02	$0.04

Basic — proforma	$0.01	$0.01

Diluted — as reported	$0.02	$0.04

Diluted — proforma	$0.01	$0.01

iGATE Corporation Stock Incentive Plans

During 2000, we adopted the Second Amended and Restated Stock Incentive Plan (the “Plan”). The Plan provided that up to 14.7 million shares of our common stock shall be allocated for issuance to directors, executive management and key personnel. At December 31, 2005, there were 10.2 million shares of common stock available for issuance under the Plan. This plan expired by its terms on November 3, 2006.

On May 25, 2006, the 2006 iGATE Corporation Stock Incentive Plan (the “2006 Plan” and together with the Plan, the “iGATE Plans”) was approved by our shareholders. This 2006 Plan replaced our expired Plan and is substantially similar to it. Revisions were made primarily to address changes in applicable law since 2000. The 2006 Plan provides that up to 14.7 million shares of our common stock shall be allocated for issuance to officers, employees, directors and consultants of iGATE and its subsidiaries. At September 30, 2006, there were 14.1 million shares of common stock available for issuance under the 2006 Plan.

A summary of the stock option and restricted stock activity is presented below:

iGATE Stock Incentive Plan	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Options outstanding at December 31, 2005	2,201,207	$6.93
Granted	100,000	5.41
Exercised	(199,006)	3.36
Lapsed and forfeited	(96,534)	15.66

Options outstanding at September 30, 2006	2,005,667	$6.78	5.3	$2.0

Options vested and expected to vest at September 30, 2006	1,988,151	$6.80	5.3	$2.0

Options exercisable at September 30, 2006	1,372,253	$8.12	3.9	$1.2

iGATE Stock Incentive 2006 Plan	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Options outstanding at December 31, 2005	—	—
Granted	15,000	$6.00
Exercised	—	—
Lapsed and forfeited	—	—

Options outstanding at September 30, 2006	15,000	$6.00	9.6	$—

Options vested and expected to vest at September 30, 2006	15,000	$6.00	9.6	$—

Options exercisable at September 30, 2006	—	$—	—	$—

iGATE Stock Incentive 2006 Plan	Restricted Stock	Weighted Average Fair Value
Unvested at December 31, 2005	—	$—
Granted	571,000	4.27
Vested	—	—
Lapsed and forfeited	—	—

Unvested at September 30, 2006	571,000	$4.27

Available for future grants of options and restricted stock	14,114,000

During the three and nine months ended September 30, 2006, we granted 0.6 million shares of performance based restricted stock. Each share is earned only after certain financial targets are met. Each performance target is assessed yearly over a four year to five year period, at which time the shares will be awarded upon achievement of the yearly target. If the performance targets are not met, the shares that were to be awarded for the performance year will be cancelled. If the performance target is achieved, the shares are issued to the recipient. These shares are voting but are subject to forfeiture if performance targets are not achieved or in the event of termination.

Compensation expense associated with the performance based grants that continue to vest based upon future performance is measured based on the grant-date fair value of iGATE common stock. Compensation expense is recognized ratably over the performance period based upon our estimated achievement of the established performance criteria. Compensation expense is only recognized for those awards that are expected to vest, which is estimated based upon the assessment of both the probability that the performance criteria will be achieved and current period and historical forfeitures.

The total intrinsic value of options exercised during the three months ended September 30, 2006 and 2005 was less than $0.1 million, and for the nine months ended September 30, 2006 and 2005 was $0.5 million and $0.1 million, respectively. The excess cash tax benefit classified as a financing cash inflow for the three and nine months ended September 30, 2006 and 2005 was less than $0.1 million.

For the three and nine months ended September 30, 2006, we recognized $0.2 million and $0.6 million of compensation expense associated with the iGATE stock option plan in our Condensed Consolidated Statements of Operations, respectively. As of September 30, 2006, approximately $3.8 million of unrecognized compensation cost is expected to be recognized for the unvested shares. This expense is expected to be recognized over a weighted-average period of 2.2 years.

In addition, iGate Global Solutions Limited, our majority-owned Indian subsidiary (“iGS”) also maintains its own stock option plans. iGS’ stock option plans were approved by its Boards of Directors and are discussed below.

iGS Stock Option Plans

iGS maintains two employee stock option plans herein referred to as “Plan 1” and “Plan 2” and collectively as the “iGS Plans”. The iGS Plans are administered by a committee appointed by the Board of Directors of iGS. Plan 1 provides for the issuance of a maximum of 3.0 million shares of iGS common stock and Plan 2 provides for the issuance of a maximum of 4.5 million shares of iGS common stock. Options to purchase iGS common stock are typically granted at the prevailing market values for each of the iGS Plans.

Options for each of the above iGS Plans generally vest over a four year period and expire ten years from the date of grant or earlier if an option holder ceases to be employed with iGS, iGS’ holding company or any iGS subsidiary companies.

iGATE Global Solutions Stock Option Plan 1	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Options outstanding at December 31, 2005	1,492,634	$3.11
Granted	655,085	4.56
Exercised	(248,167)	2.21
Lapsed and forfeited	(168,343)	3.55

Options outstanding at September 30, 2006	1,731,209	$3.63	7.8	$1.1

Options vested and expected to vest at September 30, 2006	1,640,971	$3.60	8.0	$1.0

Options exercisable at September 30, 2006	821,550	$3.02	6.5	$0.9

iGATE Global Solutions Stock Option Plan 2	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Options outstanding at December 31, 2005	2,962,234	$4.68
Granted	—	—
Exercised	(11,307)	2.58
Lapsed and forfeited	(552,137)	4.70

Options outstanding at September 30, 2006	2,398,790	$4.69	8.1	$0.8

Options vested and expected to vest at September 30, 2006	2,274,249	$4.70	8.3	$0.9

Options exercisable at September 30, 2006	1,143,338	$5.02	7.9	$0.3

iGS also maintains an employee restricted stock unit plan herein referred to as “RSU Plan”. The RSU Plan is administered by the Compensation Committee appointed by the Board of Directors of iGS. The RSU Plan is a separate plan set up in partial modification of the above iGS Plans and provides for the issuance of a maximum of 3.0 million shares of iGS common stock. These restricted stock units are granted at a $0.09 strike price.

Restricted stock unit grants for the RSU Plan generally vest over a four year period and expire twelve years from the date of grant or earlier if a holder ceases to be employed by or associated with iGS for any reason.

The fair value of restricted stock unit grants was estimated using the prevailing market value of iGS common stock at the date of grant. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. A forfeiture rate is also applied to the estimated compensation cost of the granted restricted stock units. Forfeitures are estimated based on voluntary termination behavior, as well as an analysis of actual option forfeitures.

iGATE Global Solutions Restricted Stock Unit Plan	Restricted Stock Units	Weighted Average Fair Value
Unvested at December 31, 2005	—	—
Granted	454,950	$4.16
Exercised	—	—
Lapsed and forfeited	(13,500)	4.16

Unvested at September 30, 2006	441,450	$4.16

Available for future grants of options and restricted stock units	2,026,859

Total available stock options and/or restricted units to be granted for all of the iGS Plans combined cannot exceed 7.5 million shares.

The total intrinsic value of options exercised during the three and nine months ended September 30, 2006 and 2005 was $0.3 million and $0.1 million, and $0.4 million and $0.4 million, respectively.

For the three and nine months ended September 30, 2006, the Company recognized $0.7 million and $2.2 million of compensation expense associated with the iGS stock option plans in the Company’s Condensed Consolidated Statements of Operations, respectively. As of September 30, 2006, approximately $8.3 million of unrecognized compensation cost is expected to be recognized for the unvested shares. This expense is expected to be recognized over a weighted-average period of 1.4 years.

The fair value of each option grant under the iGATE Plans and iGS Plans was estimated using the Black-Scholes option pricing model. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on the historical volatility of either the iGATE or iGS common stock and implied volatility derived from exchange traded options. The average expected life was based on the contractual term of the option and expected employee exercise and post-vesting employment termination behavior. The risk-free interest rate for each of the iGATE Plans was based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The risk-free rate for each of the iGS Plans was based on an equivalent Indian risk-free rate. Forfeitures are estimated based on voluntary termination behavior, as well as an analysis of actual option forfeitures. The weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

	Quarter Ended September 30, 2006		Quarter Ended September 30, 2005		Nine Months Ended September 30, 2006		Nine Months Ended September 30, 2005
	iGATE	iGATE Global Solutions	iGATE	iGATE Global Solutions	iGATE	iGATE Global Solutions	iGATE	iGATE Global Solutions
Fair values of options granted	$ —	$ 2.28	$ 2.49	$ 2.61	$ 3.17	$ 2.96	$ 2.73	$ 3.02
Risk-free interest rate	—	7.09%	4.15%	4.02%	4.65%	6.96%	4.06%	3.58%
Expected dividend yield	—	0.5%	0.0%	0.3%	0.0%	0.5%	0.0%	0.3%
Expected life of options	—	5 years	5 years	4 years	4.5 years	5 years	5 years	4 years
Expected volatility rate	—	61.1%	75.5%	63.2%	66.5%	63.1%	86.9%	64.1%

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

Results of Operations of our Operating Segments: iGATE Solutions, iPS and iGATE Shared Services for the Three Months Ended September 30, 2006 as Compared to the Three Months Ended September 30, 2005:

iGATE Solutions

Revenues for iGATE Solutions for the three months ended September 30, 2006 were $44.1 million, an increase of $8.9 million or 25.4%, as compared to $35.2 million for the three months ended September 30, 2005. Our revenue increase is directly attributable to a combination of new customer contracts and increased business with our recurring customers. Our customers continue to move portions of the work previously done in the U.S. to India, resulting in increases in billable hours in India. Our acquisition of an additional 55% of LoanPro that occurred during the third quarter of 2006 contributed $0.6 million to our total revenues.

The gross margin as a percentage of sales (“gross margin percentage”) for iGATE Solutions was 27.5% for the three months ended September 30, 2006, as compared to 31.0% for the three months ended September 30, 2005. The decrease in our gross margins was also due to annual employee salary increases that occurred in April 2006 both in India and the U.S. and approximately $0.3 million of stock compensation expense incurred in conjunction with our adoption of SFAS 123(R). These decreases were partially offset by expanding projects from the more profitable accounts added to the Company’s client base during the past several quarters. Direct costs associated with our acquisition of LoanPro totaled $1.0 million, which negatively impacted our gross margins.

Selling, general and administrative expenses (“S,G&A”) include all costs that are not directly associated with our iGATE Solutions segment’s revenue generating consultants. S,G&A expenses include employee costs, corporate costs and facilities costs. Employee costs include administrative salaries and related employee benefits, travel, recruiting and training costs. During the quarter we also recorded stock based compensation expense incurred as a result of our adoption of SFAS 123(R), which is included in employee costs. Corporate costs include costs such as legal, accounting and outside consulting fees. Facilities costs include rent, depreciation, amortization of intangible assets related to prior year acquisitions and communications costs. S,G&A costs for the three months ended September 30, 2006 were $10.8 million or 24.4% of revenues, as compared to $10.2 million or 28.9% of revenues for the three months ended September 30, 2005. Our acquisition of LoanPro contributed $0.2 million of S,G&A costs during the quarter.

Our net employee cost decreased approximately $0.1 million for the quarter ended September 30, 2006 as compared to the quarter ended September 30, 2005, as we spent less money on temporary employees. Our net corporate cost increased approximately $0.8 million for the quarter ended September 30, 2006 due to increases in bad debt expense and property taxes. Our net facilities costs remained consistent from quarter to quarter.

Operating income percentage was 3.1% for the three months ended September 30, 2006 and 2.1% for the three months ended September 30, 2005. This increase was due primarily to the increases in revenue of $8.9 million for the quarter.

iGATE Professional Services (“iPS”)

Revenues for iPS for the three months ended September 30, 2006 were $27.5 million, a decrease of $7.1 million or 20.4%, as compared to $34.6 million for the three months ended September 30, 2005. As we discussed earlier, iPS sold its Canadian staffing operations in November 2005. The Canadian staffing operations sales for the three months ended September 30, 2005 were $8.3 million. For comparative purposes, iPS’ revenues for the third quarter of 2006, without the impact of the Canadian staffing operations for the third quarter of 2005, would have increased $1.3 million and 4.8% as overall demand for our staffing services remained consistent for the periods presented.

Gross margin percentage for iPS was 22.5% for the three months ended September 30, 2006, as compared to 22.6% for the three months ended September 30, 2005. For comparative purposes, iPS’ gross margin percentage for the quarter ended September 30, 2005 without the impact of the Canadian staffing operations would have been 23.0%. The contributing factors to the decreased margin without the impact of the Canadian staffing operations were increases in employees’ salaries and related costs.

S,G&A include all costs that are not directly associated with our iPS segment’s revenue generating consultants. S,G&A expenses include employee costs, corporate costs and facilities costs. Employee costs include administrative salaries and related employee benefits, travel, recruiting and training costs. During the third quarter of 2006 we also recorded stock based compensation expense incurred as a result of our adoption of SFAS 123(R), which is also included in employee costs. Corporate costs include costs such as legal, accounting and outside consulting fees. Facilities costs include rent, depreciation and amortization of intangible assets related to prior year acquisitions and communications costs. S,G&A costs for the three months ended September 30, 2006 were $3.8 million or 14.0% of revenues, as compared to $4.2 million or 12.1% of revenues for the three months ended September 30, 2005. For the three months ended September 30, 2005 the impact of the Canadian staffing operations consisted of employee costs of $1.0 million and facilities costs of $0.2 million.

Our net employee cost without the $1.0 million impact of costs of the Canadian staffing operations in 2005 increased approximately $0.4 million for the quarter ended September 30, 2006 mainly due to increases in employee salaries and related benefits, H1-B legal fees incurred as a result of adding additional consultants and stock based compensation expense incurred related to our adoption of SFAS 123(R). Our net corporate cost increased approximately $0.3 million for the quarter ended September 30, 2006. The increase was due primarily to bad debt recoveries recorded in 2005. The costs associated with the Canadian staffing operations in 2005 did not impact corporate costs for comparative periods. Our facilities costs without the $0.2 million impact of costs of the Canadian staffing operations in 2005 increased approximately $0.1 million from the prior year as depreciation and communications costs increased in 2006.

Operating income percentage was 8.6% for the three months ended September 30, 2006 and 10.5% for the three months ended September 30, 2005. This decline was due primarily to operating income from the Canadian operation in 2005 and bad debt recoveries recorded in 2005.

iGATE Shared Services (formerly “iGATE Corporate”)

Revenues for iGATE for each of the three months ended September 30, 2006 and 2005 were $0.3 million. Revenue did not change during the most recent quarter due to delays in beginning new clinical studies in iGATE Clinical Research International Inc. and iGATE Clinical Research International Private Ltd.

Gross margin percentage was 30.3% for the three months ended September 30, 2006, as compared to 54.5% for the three months ended September 30, 2005. Direct costs increased in anticipation of increased clinical studies. Delays in these studies negatively impacted our gross margin percentage.

S,G&A costs were $2.6 million for the three months ended September 30, 2006, as compared to $2.9 million for the three months ended September 30, 2005. Our S,G&A costs decreased mainly due to lower accounting, legal and outside services costs in 2006 due to a more efficient compliance effort related to Section 404 of the Sarbanes-Oxley Act.

Other Income (Expense) Components

Other income, net for the three months ended September 30, 2006, totaled $0.9 million, compared to $0.4 million for the three months ended September 30, 2005. The following paragraphs discuss significant components of other income (expense) and changes within each three month period presented.

During the most recent three months ended September 30, 2006 we had net interest income of $0.8 million in 2006 as compared to $0.4 million for three months ended September 30, 2005 as investment yields increased in 2006. During the most recent quarter we recognized unfavorable foreign currency translation losses of $0.1 million related to our intercompany debt and favorable mark to market recoveries on our ineffective hedges of $0.4 million. Currently, our hedging activities do not meet the minimum requirements for effective hedge accounting treatment under current accounting rules. As a result, we must recognize any unrealized gains or losses as current period income or loss. For the three months ended September 30, 2005, the impact of foreign currency translation was minimal. During the quarter iGS declared a dividend to their minority shareholders in the amount of $0.1 million. There were no significant dividends declared in 2005.

We recognized income on affiliated companies of $0.1 million for the three months ended September 30, 2006 and 2005. All activity in 2006 was related to our investment in the Software AG joint venture. Our activity for the quarter ended September 30, 2005 was related to our investments in the CIBER and Software AG joint ventures. We acquired majority ownership of the CIBER joint venture in November 2005.

Minority interest expense was $0.1 million for the three months ended September 30, 2006 and relates to the minority interest portion of the income of iGS. Minority interest expense was $0.3 million for the three months ended September 30, 2005 also directly related to the income of iGS.

Income Taxes

Our income tax provision was $0.5 million at an effective rate of 24.5% for the three months ended September 30, 2006. Federal income taxes are calculated at the U.S. statutory rate. State income taxes are calculated using a blended statutory rate, and are net of federal tax benefit. iGS is eligible to claim a tax holiday on the majority of its operating income through 2009. iGS’ non-operating income, such as interest income, is not included in the tax holiday, and has been considered as part of our income tax provision.

Several items caused variations from our statutory tax provision. These variations typically arise because certain expenses or benefits recorded to our financial statements are either limited or disallowed when calculating our tax provision. Minority interest income in the amount of $0.1 million reported in our financial statements was not considered when calculating our income tax provision. Also, certain expenses such as meals and entertainment and executive compensation are limited for income tax purposes. Approximately $0.1 million of these expenses were not deducted when calculating our income tax provision. In addition to the limited or disallowed items discussed above, valuation allowances have been provided against certain deductions for which the recognition of the corresponding tax benefit is unlikely. These deductions include net operating losses realized by the U.S. Branch operations of iGATE Global Solutions Limited, capital losses realized from the disposition of certain subsidiary and equity investments, and accruals for deferred compensation. The aggregate impact of these variations on the Company’s effective tax rate was $0.1 million.

Our income tax provision was $1.1 million at an effective rate of 56.2% for the three months ended September 30, 2005. Federal income taxes are calculated at the U.S. statutory rate. State income taxes are calculated using a blended statutory rate, and are net of federal tax benefit. iGATE Global Solutions Limited our Indian majority-owned subsidiary is eligible to claim a tax holiday on the majority of its operating income through 2009. iGATE Global Solutions Limited’s non-operating income, such as interest income, is not included in the tax holiday, and has been considered as part of our income tax provision.

Several items caused variations from our statutory tax provision. These variations typically arise because certain expenses or benefits recorded to our financial statements are either limited or disallowed when calculating our tax provision. Minority interest income in the amount of $0.5 million reported in our financial statements was not considered when calculating our income tax provision. Also, certain expenses such as meals and entertainment and executive compensation are limited for income tax purposes. Approximately $0.6 million of these expenses were not deducted when calculating our income tax provision. In addition to the limited or disallowed items discussed above, valuation allowances have been provided against certain deductions for which the recognition of the corresponding tax benefit is unlikely. These deductions include net operating losses realized by the U.S. Branch operations of iGS, capital losses realized from the disposition of certain subsidiary and equity investments, and accruals for deferred compensation. The aggregate impact of these variations on our effective tax rate was $0.1 million.

Results of Operations of our Operating Segments: iGATE Solutions, iPS and iGATE Shared Services for the Nine Months ended September 30, 2006 as Compared to the Nine Months ended September 30, 2005:

iGATE Solutions

Revenues for iGATE Solutions for the nine months ended September 30, 2006 were $122.1 million, an increase of $20.2 million or 19.8%, as compared to $101.9 million for the nine months ended September 30, 2005. Our revenue increase is directly attributable to a combination of new customer wins and increased business with our recurring customers. Our customers continue to move portions of the work previously done in the U.S. to India, resulting in increases in billable hours in India. Our acquisition of LoanPro contributed $0.6 million to our total revenues for the nine months ended September 30, 2006.

The gross margin percentage for iGATE Solutions was 26.5% for the nine months ended September 30, 2006, as compared to 29.0% for the nine months ended September 30, 2005. The decrease in our gross margins was also due to annual employee salary increases that occurred during the period both in India and the U.S. and approximately $1.2 million of stock compensation expense incurred in conjunction with our adoption of SFAS 123(R). These decreases were partially offset by expanding projects from the more profitable accounts added to the Company’s client base during the past several quarters. Direct costs associated with our acquisition of LoanPro totaled $1.0 million for the nine months ended September 30, 2006, which negatively impacted our gross margins.

S,G&A include all costs that are not directly associated with our iGATE Solutions segment’s revenue generating consultants. S,G&A expenses include employee costs, corporate costs and facilities costs. Employee costs include administrative salaries and related employee benefits, travel, recruiting and training costs. During the nine months ended September 30, 2006 we also recorded stock based compensation expense incurred as a result of our adoption of SFAS 123(R), which is included in employee costs. Corporate costs include costs such as legal, accounting and outside consulting fees. Facilities costs include rent, depreciation, amortization of intangible assets related to prior year acquisitions and communications costs. S,G&A costs for the nine months ended September 30, 2006 were $31.4 million or 25.7% of revenues, as compared to $29.1 million or 28.5% of revenues for the nine months ended September 30, 2005. Our acquisition of LoanPro contributed $0.2 million of S,G&A costs during the nine month period ended September 30, 2006.

Our net employee cost increased approximately $1.0 million for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005, mainly due to annual salary increases and stock based compensation expense related to our adoption of SFAS 123(R). Our net corporate cost increased approximately $1.0 million for the nine months ended September 30, 2006 due to increases in bad debt expense, outside services fees and legal and accounting costs. Our net facilities costs increased $0.4 million mainly due to increases in depreciation on our new campus in Whitefield and increases in rent expense.

Operating income percentage was 1% for both the nine months ended September 30, 2006 and 2005, respectively, as increases in revenues in 2006 were offset by decreases in gross margins and increase in S,G&A for the nine month period.

iGATE Professional Services (“iPS”)

Revenues for iPS for the nine months ended September 30, 2006 were $85.7 million, a decrease of $19.0 million or 18.2%, as compared to $104.7 million for the nine months ended September 30, 2005. iPS sold its Canadian staffing operations in November 2005. The Canadian staffing operations sales for the nine months ended September 30, 2005 were $24.1 million. For comparative purposes, iPS’ revenues for the nine months of 2006, without the impact of the Canadian staffing operations for the nine months of 2005, would have increased $5.1 million as overall demand for our staffing services has remained consistent for the periods presented.

Gross margin percentage for iPS was 22.9% for the nine months ended September 30, 2006, as compared to 21.8% for the nine months ended September 30, 2005. For comparative purposes, iPS’ gross margin percentage for the nine months ended September 30, 2005, without the impact of the Canadian staffing operations would have been 22.3%. The contributing factors to the increased margin without the impact of the Canadian staffing operations were savings in business travel and higher utilization of salaried employees versus subcontracted labor.

S,G&A include all costs that are not directly associated with our iPS segment’s revenue generating consultants. S,G&A expenses include employee costs, corporate costs and facilities costs. Employee costs include administrative salaries and related employee benefits, travel, recruiting and training costs. During the nine months ended September 30, 2006 we also recorded stock based compensation expense incurred as a result of our adoption of SFAS 123(R), which is also included in employee costs. Corporate costs include costs such as legal, accounting and outside consulting fees. Facilities costs include rent, depreciation and amortization of intangible assets related to prior year acquisitions and communications costs. S,G&A costs for the nine months ended September 30, 2006 were $12.6 million or 14.7% of revenues, as compared to $13.5 million or 12.9% of revenues for the nine months ended September 30, 2005. For the nine months ended September 30, 2005 the impact of the Canadian staffing operations consisted of employee costs of $2.9 million, corporate costs of $0.1 million and facilities costs of $0.5 million.

Our net employee cost without the $2.9 million impact of costs of the Canadian staffing operations in 2005 increased approximately $1.6 million for the nine months ended September 30, 2006 mainly due to increases in employee salaries and related benefits, H1-B legal fees incurred as a result of adding additional consultants and stock based compensation expense incurred related to our adoption of SFAS 123(R). Our net corporate costs increased $0.3 million for the nine months ended September 30, 2006. The increase was due primarily to a $1.2 million reserve established for a contingent liability wage dispute regarding the payment of overtime compensation on one specific project. In addition, there were increases in outside services and other costs totaling $0.4 million for the period. Our facilities costs increased $0.1 million for the nine months ended September 30, 2006, due to increases in depreciation and communications costs.

During the nine months ended September 30, 2006, we recovered $0.6 million of restructuring costs that were recorded in 2001 as a result of a bankruptcy settlement. There were no such recoveries for the nine months ended September 30, 2005. These recovered costs were not considered as part of our discussion of iPS’ S,G&A costs.

Operating income percentage was 8.8% for the nine months ended September 30, 2006 and 8.9% for the nine months ended September 30, 2005. The Canadian staffing operations contributed approximately 1.2% of operating income for the nine months ended September 30, 2005. Operating income percentage decreased mainly due to decreases in overall revenues.

iGATE Shared Services (formerly “iGATE Corporate”)

Revenues for iGATE Shared Services for the nine months ended September 30, 2006 were $1.2 million, an increase of $0.2 million from revenues of $1.0 million for the comparable nine months ended September 30,

2005. This increase in revenue over the comparable period was due to increases in clinical studies in iGATE Clinical Research International Inc. and iGATE Clinical Research International Private Ltd.

Gross margin percentage was 42.8% for the nine months ended September 30, 2006, as compared to 58.4% for the nine months ended September 30, 2005. Direct costs increased in anticipation of increased clinical studies. Delays in these studies negatively impacted our gross margin percentage.

S,G&A costs were $7.9 million for the nine months ended September 30, 2006, as compared to $9.3 million for the nine months ended September 30, 2005. Our S,G&A costs decreased due to lower accounting and legal costs in 2006 due to a more efficient compliance effort related to Section 404 of the Sarbanes-Oxley Act.

Other Income (Expense) Components

Other income, net for the nine months ended September 30, 2006, totaled $2.0 million, compared to $0.6 million for the nine months ended September 30, 2005. The following paragraphs discuss significant components of other income (expense) and changes within each nine month period presented.

For the nine months ended September 30, 2006 we had net interest income of $2.3 million as compared to $1.3 million for the nine months ended September 30, 2005 as investment yields increased in 2006. For the nine months ended September 30, 2006, we recognized unfavorable foreign currency translation losses of $0.8 million related to our intercompany debt with India which were offset by favorable mark to market recoveries on our ineffective hedges of $0.5 million. For the nine months ended September 30, 2005, we recognized unfavorable foreign currency translation losses of $0.4 million related to our intercompany debt and unfavorable mark to market losses on our ineffective hedges of $0.3 million. Currently, our hedging activities do not meet the minimum requirements for effective hedge accounting treatment under current accounting rules. As a result, we must recognize any unrealized gains or losses as current period income or loss. In addition, during the most recent period, we recognized an additional $0.3 million of gain related to the sale of our Canadian operations as certain working capital estimates made as part of the sale were finalized.

In June 2006, we sold our investment in Brainbench for $0.5 million in cash. In 2001, we recognized a loss of $1.3 million on this investment because at the time we believed the investment had no significant value. The cash proceeds received was recognized as a gain on venture investments and affiliated companies.

We recognized income on affiliated companies of $0.3 million for the nine months ended September 30, 2006 as compared to $0.1 million for the nine months ended September 30, 2005. All activity in 2006 was related to our investment in the Software AG joint venture. Our activity for the quarter ended September 30, 2005 was related to our investments in the CIBER and Software AG joint ventures. We acquired majority ownership of the CIBER joint venture in November 2005.

Minority interest income was less than $0.1 million for the nine months ended September 30, 2006 and relates to the minority interest portion of the losses of iGS. Minority interest expense was $0.4 million for the nine months ended September 30, 2005 also related to the income of iGS.

Income Taxes

Our income tax provision was $1.7 million at an effective rate of 43.1% for the nine months ended September 30, 2006. Federal income taxes are calculated at the U.S. statutory rate. State income taxes are calculated using a blended statutory rate, and are net of federal tax benefit. iGS is eligible to claim a tax holiday on the majority of its operating income through 2009. iGS’ non-operating income, such as interest income, is not included in the tax holiday, and has been considered as part of our income tax provision.

Several items caused variations from our statutory tax provision. These variations typically arise because certain expenses or benefits recorded to our financial statements are either limited or disallowed when calculating our tax provision. Amortization expense in the amount of $0.1 million related to our prior acquisitions was not deducted when calculating our income tax provision. Also, certain expenses such as meals and entertainment and executive compensation are limited for income tax purposes. Approximately $0.3 million of these expenses were not deducted when calculating our income tax provision. In addition to the limited or disallowed items discussed above, valuation allowances have been provided against certain deductions for which the recognition of the corresponding tax benefit is unlikely. These deductions include net operating losses realized by the U.S. Branch operations of iGATE Global Solutions Limited, capital losses realized from the disposition of certain subsidiary and equity investments, and accruals for deferred compensation. The aggregate impact of these variations on the Company’s effective tax rate was $0.5 million.

Our income tax benefit was ($0.5) million at an effective rate of (33.2%) for the nine months ended September 30, 2005. Federal income taxes are calculated at the U.S. statutory rate. State income taxes are calculated using a blended statutory rate, and are net of federal tax benefit. iGATE Global Solutions Limited our Indian majority-owned subsidiary is eligible to claim a tax holiday on the majority of its operating income through 2009. iGATE Global Solutions Limited’s non-operating income, such as interest income, is not included in the tax holiday, and has been considered as part of our income tax provision.

Several items caused variations from our statutory tax provision. On April 11, 2005, the Joint Committee on Taxation advised that the Internal Revenue Service examination of our income tax returns for the years 1999, 2000 and 2001 has been completed. Other variations typically arise because certain expenses or benefits recorded to our financial statements are either limited or disallowed when calculating our tax provision. Amortization expense in the amount of $0.6 million related to our prior acquisitions was not deducted when calculating our income tax provision. Also, certain expenses such as meals and entertainment and executive compensation are limited for income tax purposes. Approximately $0.9 million of these expenses were not deducted when calculating our income tax provision. In addition to the limited or disallowed items discussed above, valuation allowances have been provided against certain deductions for which the recognition of the corresponding tax benefit is unlikely. These deductions include net operating losses realized by the U.S. Branch operations of iGATE Global Solutions Limited, capital losses realized from the disposition of certain subsidiary and equity investments, and accruals for deferred compensation. The aggregate impact of these variations on the Company’s effective tax rate was ($0.1) million.

Liquidity and Capital Resources

Changes in working capital resulted in a ($9.1) million unfavorable impact on cash flows for the nine months ended September 30, 2006. While our accounts receivable increased to $56.0 million at September 30, 2006 from $49.5 million at December 31, 2005, our days sales outstanding decreased to 71 days at September 30, 2006 from 73 days at December 31, 2005.

At September 30, 2006, we had cash and short-term investments of $44.2 million and $30.2 million, respectively, as compared to cash and short-term investments of $45.8 million and $30.8 million, respectively, at December 31, 2005. Short-term investments at September 30, 2006 and December 31, 2005 consisted mainly of highly liquid short-term investments. Our focus has been liquidity along with the preservation of our principal holdings.

Cash provided by operations is anticipated to be adequate to fund capital expenditures and other business needs over the next 12 months.

Cash from Operations

Cash provided by operations was $2.4 million for the nine months ended September 30, 2006. Factors contributing to our cash provided by operations were net income of $2.2 million for the period offset by changes in working capital items of ($9.1) million that included an increase to our accounts receivable balances of $7.3 million and increases to other working capital items of $1.8 million. During 2006, significant noncash items totaled $9.2 million and included depreciation and amortization, stock based compensation expense, bad debt expense, minority interest, equity gains, deferred taxes, restructuring recovery, gains on derivative instruments and net gains on venture investments and affiliated companies.

Cash provided by operations was $8.4 million for the nine months ended September 30, 2005. Factors contributing to our cash provided by operations were net income of $1.9 million offset by changes in working capital items of $2.1 million that included a decrease to our accounts receivable balances of $7.0 million offset by net increases to other working capital items of $9.1 million. Significant noncash items during the nine months ended September 30, 2005 totaled $8.6 million and included depreciation and amortization, stock based compensation expense, bad debt expense, minority interest, equity gains, deferred taxes, and net gains on venture investments.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2006 was $6.3 million, as compared to uses of cash of $6.1 million for the nine months ended September 30, 2005.

Our capital expenditures were $7.0 million and $10.8 million for the nine months ended September 30, 2006 and 2005, respectively. Significant portions of capital expenditures in both periods presented were due to expansion of our Whitefield campus located in India.

We acquired cash of $0.3 million as part of our acquisition of an additional 55% of the equity LoanPro for the nine months ended September 30, 2006. We made no acquisitions in 2005.

We invested $0.2 million in unconsolidated affiliates for the nine months ended September 30, 2006 and $0.2 million for the nine months ended September 30, 2005.

We have decreased our short-term investment portfolios by approximately $0.6 million for the nine months ended September 30, 2006. We decreased our short-term investment portfolio by approximately $4.9 million for the nine months ended September 30, 2005.

Financing Activities

Cash provided by financing activities was $1.4 million and $0.9 million for the nine months ended September 30, 2006 and 2005, respectively. Sources of cash related to stock option exercises were $1.5 million and $0.9 million in 2006 and 2005, respectively, partially offset in 2006 by vehicle lease costs of $0.1 million. Tax benefits recognized in conjunction with the adoption of SFAS 123(R) in 2006 were not significant.

The PNC Facility was renewed on September 14, 2006 for 365 days. Our borrowing availability under the PNC Facility is $35.0 million and is unsecured. As part of our agreement with PNC, we are required to maintain domestic cash and cash equivalents and short-term investments of at least $35.0 million and maintain net tangible worth of at least $100 million and to maintain a liquidity ratio of not less than 1.5 to 1.0. The liquidity ratio is the sum of domestic cash and accounts receivable divided by total liabilities. We have no outstanding borrowings on the PNC Facility at September 30, 2006.

Restructurings

We restructured our businesses in 2004, 2003, 2002 and 2001. As a result of these restructurings, we will be required to make cash payments in future years. The nature of the payments and the reasons for the restructurings are discussed more fully in Note 6 of our Form 10-K. The following table details the cash payments that we will be required to make in the future years:

(Dollars in thousands)	2006	2007	2008	2009	2010	Thereafter
Lease costs of office closure	$260	$688	$688	$688	$570	$—

During the nine months ended September 30, 2006, we did not use our cash reserves for any other significant financing or investing activities, with the exception of our investment in affiliates of $0.2 million, cash being transferred from money-market accounts or other short-term investments (purchases of $14.1 million and sales of $14.6 million) and certain capital expenditures that were incurred during the normal course of business (net additions of $7.0 million.).

Contractual Obligations

As part of our acquisition of iGATE Clinical Research International Private Ltd., we may be required to fund their existing operations for an amount of up to $3.0 million, based upon mutually agreed upon operating needs. We funded $0.3 million of this requirement for the nine months ended September 30, 2006, and $0.4 million during the first quarter of 2005. We have funded a total of $1.4 million thus far in connection with this agreement.

We also have financial commitments related to existing leases on our occupied space. Our commitments are as follows:

(Dollars in thousands)	2006	2007	2008	2009	2010	Thereafter
Leases	$836	$2,740	$2,042	$1,052	$580	$1,501

We have committed to building Phase III of our campus located in Bangalore and we expect this to be completed in April 2007. Total estimated costs of the project will approximate $7.5 million. Phase I was completed in February 2004 and Phase II was completed in December 2005. We have funded the project through a combination of available cash reserves and short-term investments.

As noted earlier, in Business Developments, iGS has funded $1.0 million to LoanPro through October 31, 2006.

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

We attempt to limit our exposure to changing Rupee rates mainly through financial market transactions. These transactions may include entering into forward or option contracts to hedge existing exposures. The instruments are used to reduce risk by essentially creating offsetting currency exposures. The following table presents information related to foreign currency contracts held by iGS:

LIST OF OUTSTANDING HEDGE TRANSACTIONS ON SEPTEMBER 30, 2006

			(Dollars in thousands)
	Maturity Date Ranges	Strike Price at Rupee Rate Ranges	Amount	Option	Net Unrealized Gains/(Losses) September 30, 2006
FORWARD CONTRACTS
From:	October 31, 2006	45.33
To:	March 30, 2007	47.11

Subtotal			15,000		$ (71)

CURRENCY OPTION CONTRACTS
From:	December 29, 2006	44.40	1,000	Buy/Sell Put
To:	December 29, 2006	44.77	2,000	Buy/Sell Call

Subtotal			3,000		$ (72)

PRINCIPAL SWAPS
	December 29, 2006		$880 USD		$ —
			1,400 SGD
	December 29, 2006		$633 USD		$ —
			500 EURO
	December 29, 2006		$1,356 USD		$ —
			160,000 JPY
	December 29, 2006		$1,495 USD		$ —
			800 GBP
	December 29, 2006		$4,032 USD		$ —
			4,500 CAD

Subtotal					$ —

Total					$(143)

The net unrealized gains/(losses) were calculated using a Rupee exchange rate of 45.920.

As of September 30, 2006, iGS’ forward contracts to hedge intercompany cash flows will mature within one year. As each contract matures, iGS will receive Rupees at the contracted (“strike price”) rate while delivering the USD equivalent of Rupees at the prevailing Rupee exchange rate. Contracts that meet qualifying criteria are accounted for as foreign currency cash flow hedges. Accordingly, the effective portion of gains and losses is deferred as a component of other comprehensive loss and is recognized in earnings at the time the hedged item affects earnings. Any gains and losses due to hedge ineffectiveness or related to contracts which do not qualify for hedge accounting are recorded in current period earnings in “other income and expense”. At September 30, 2006 these forward contracts did not meet qualifying criteria to receive hedge accounting and, as such, iGS appropriately recorded a liability for the net unrealized loss of ($0.1) million. For the three and nine months ended September 30, 2006, iGS recognized a gain of $0.3 million and a loss of less than ($0.1) million, respectively. The losses recognized for the three and nine months ended September 30, 2005 were not significant.

As of September 30, 2006, iGS’ option contracts to hedge intercompany cash flows will mature within one year. As each contract matures and dependent upon prevailing Rupee exchange rates, iGS will either buy USDs at each contracted “put” strike price or sell USDs at each contracted “call” strike price. Contracts that meet qualifying criteria are accounted for as foreign currency cash flow hedges. Accordingly, the effective portion of gains and losses is deferred as a component of other comprehensive loss and is recognized in earnings at the time the hedged item affects earnings. Any gains and losses due to hedge ineffectiveness or related to contracts which do not qualify for hedge accounting are recorded in current period earnings in other income and expense. At September 30, 2006 these forward contracts did not meet qualifying criteria to receive hedge accounting and, as such, iGS appropriately recorded a liability for the net unrealized loss of ($0.1) million. For the three and nine months ended September 30, 2006, iGS recognized a gain of $0.1 million and $0.9 million, respectively. The unrealized losses recognized for the three and nine months ended September 30, 2005 were not significant.

As of September 30, 2006, there were no outstanding fair value hedge contracts. The unrealized losses recognized for the three and nine months ended September 30, 2005 were not significant.

As of September 30, 2006, iGS’ principal swaps to hedge intercompany debt from iGS to the Company will mature within one year from our 2005 fiscal year-end. Contracts that meet qualifying criteria are accounted for as foreign currency cash flow hedges. Accordingly, the effective portion of gains and losses is deferred as a component of other comprehensive loss and is recognized in earnings at the time the hedged item affects earnings. Any gains and losses due to hedge ineffectiveness or related to contracts which do not qualify for hedge accounting are recorded in current period earnings in other income and expense. At September 30, 2006, the principal swaps to hedge intercompany debt did not meet qualifying criteria to receive hedge accounting. However, since all swaps contracts were entered into on the last business day of the period, the gain/(loss) is not significant. For the three and nine months ended September 30, 2006, iGS recognized a gain of less than of $0.1 million and a loss of ($0.3) million, respectively. The losses recognized for the three and nine months ended September 30, 2005 were not significant.

Interest Rate Sensitivity

We are exposed to changes in interest rates primarily as a result of its intercompany debt borrowing and investing activities used to maintain liquidity and fund business operations. The nature and amount of our long-term and short-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. Our net intercompany debt obligation totaled $11.0 million at September 30, 2006. Our debt obligation is discussed in its Related Party Transactions Note 18 in the Company’s Form 10-K.

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

As of September 30, 2006, the potential gain or loss in the fair value of iGS outstanding foreign currency contracts assuming hypothetical 5%, 2% and 1% fluctuations in currency rates would be approximately:

	Valuation given X% decrease in Rupee / USD rate			Fair Value as of September 30, 2006	Valuation give X% increase in Rupee / USD rate
	(5%)	(2%)	(1%)		1%	2%	5%
Rupee to USD rate	43.624	45.002	45.461	45.920	46.379	46.838	48.216
Derivative Instruments	$1.2	$0.4	$0.1	$(0.1)	$(0.4)	$(0.7)	$(1.5)

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

For all significant foreign operations, the functional currency is the local currency. Assets and liabilities of these operations are translated at the exchange rate in effect at each period end. Statement of Operations accounts are translated at the average exchange rate prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included as a component of other comprehensive income (loss). Realized gains and losses from foreign currency transactions are included in net loss for the periods presented. Exchange rate transaction gains (losses) did not have a significant impact on operations for the three or nine months ended September 30, 2006.

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

Our long-term goal is to be a significant player in the offshore services industry with a healthy core business in IT services supplemented with higher-growth specialty practices in areas such as Mortgage Services, Finance and Accounting, Data Management and Software Testing.

Our goals for 2006 include a focus on accelerating revenue growth by aggressively pursing larger, Global 2000 clients and multi-year projects and advancing our new service offerings. We will also remain squarely focused on continuing to improve margins and overall profitability.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

For the nine month period ended September 30, 2006, the Company carried out an evaluation, under the supervision and with the participation of Company management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended. Based upon, and as of the date of, this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. The results of management’s assessment were reviewed with the Company’s Audit Committee.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the third quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of November, 2006.

iGATE CORPORATION

November 9, 2006	/S/ SUNIL WADHWANI
Sunil Wadhwani
Co-Chairman of the Board of Directors, Chief Executive Officer and Director

/S/ MICHAEL J. ZUGAY
Michael J. Zugay
Senior Vice President and Chief Financial Officer