Form 10-K
period 2006-12-31
IGATE CORP
filed 2007-03-15
CIK 1024732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Securities registered pursuant to Section 12(b) of the Act: Common Stock, $.01 par value

Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2006 (based on the closing price of such stock as reported by NASDAQ on such date) was $141,038,636.

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of February 28, 2007 was 53,066,806 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement, prepared for the Annual Meeting of Shareholders scheduled for May 31, 2007 to be filed with the Commission are incorporated by reference into Part III of this report.

iGATE CORPORATION

2006 FORM 10-K

PART I

ITEM 1.	BUSINESS

Overview

This Annual Report on Form 10-K (“Annual Report”) contains statements that are not historical facts and that constitute “forward-looking statements” within the meaning of such term under the Private Securities Litigation Reform Act of 1995. These forward-looking statements include our financial growth and liquidity projections as well as statements concerning our plans, strategies, intentions and beliefs concerning our business, cash flows, costs and the markets in which we operate. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify certain forward-looking statements. These forward-looking statements are based on information currently available to us, and we assume no obligation to update these statements as circumstances change. There are risks and uncertainties that could cause actual events to differ materially from these forward-looking statements. While we cannot predict all of the risks and uncertainties, they include, but are not limited to, our ability to predict our financial performance, the level of market demand for our services, the highly-competitive market for the types of services that we offer, the impact of competitive factors on profit margins, market conditions that could cause our customers to reduce their spending for our services, our ability to create, acquire and build new businesses and to grow our existing businesses, our ability to attract and retain qualified personnel, our ability to reduce costs and conserve cash, currency fluctuations and market conditions in India and elsewhere around the world, political and military tensions in India and South Asia, changes in generally accepted accounting principles and/or their interpretation and other risks that are discussed in the section of Item 1A of this Annual Report entitled “Risk Factors” and in other sections of this Annual Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)”.

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

Website Access to SEC Reports

The Company’s website is http://www.igatecorp.com. The Company’s Annual Report, Quarterly Reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports are available free of charge on the Investors page of the Company’s website as soon as reasonably practicable after the reports are filed electronically with the Securities and Exchange Commission.

Business Overview

The use of offshore outsourcing for IT and Business Process Outsourcing (“BPO”) has emerged as a global trend in numerous countries and industries. Our clients recognize that offshore outsourcing is an effective way to provide high quality and cost-effective IT and BPO services.

The Company does not sell, lease or otherwise market any computer software or hardware and 100% of the Company’s revenues are derived from the sale of information technology and BPO services. IT services which we deliver using our offshore centers include software application development services and maintenance, implementation and support of enterprise application and data management and integration. We believe that we deliver to our clients high quality solutions at a substantial savings by using our global pool of highly talented people.

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

Business Developments

During the fourth quarter of 2006, iGATE Global Solutions Limited (“iGS”), our majority-owned Indian subsidiary extended its Global Preferred Partnership status with General Electric Company (“GE”) through the end of 2009.

On April 24, 2006, iGS entered into a Master Services Agreement with LoanPro, LLC (“LoanPro”) to perform offshore mortgage servicing. In conjunction with this agreement, iGS acquired a 5% ownership interest in LoanPro for a nominal amount with the option to acquire up to an additional 55% of LoanPro beginning on July 1, 2006. iGS exercised this option on July 1, 2006 and acquired the additional 55% of LoanPro. In the third quarter of 2006, iGS consolidated LoanPro’s operations into the iGATE Solutions segment. iGS has loaned $1.1 million to LoanPro as of February 28, 2007. The loan pays 6% interest and is due in 2009.

Reportable Financial Segments

We segment our business according to our service offerings. Our approach reflects the way we and our chief operating decision makers analyze and manage our businesses. The composition of segments and measure of segment profitability is consistent with that used by our management. Please refer to segment reporting in Note 16 to our Consolidated Financial Statements which details the financial results of each principal business segment as well as revenues and assets by geographic region.

The following are brief descriptions of each of our segments.

iGATE Solutions

The iGATE Solutions segment’s (“iGATE Solutions”) service offerings include outsourcing of IT and BPO services using an onsite / offshore delivery model. The terms “on-site” and “offshore” will be used during our discussions of iGATE Solutions’ operations in our MD&A. Onsite refers to work performed in the U.S. for our clients. Offshore refers to worked performed in India for our clients. The ratio of onsite/offshore work performed has a significant impact on iGATE Solutions profitability. Our iGATE Solutions segment is more profitable when a higher percentage of work is performed in India (“offshore”), due to lower labor costs. This delivery model helps clients achieve greater cost effectiveness. The operations of iGS are included in the iGATE Solutions Segment.

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

iGATE Solutions has offshore development centers (“ODCs”) located in Bangalore, Hyderabad, Chennai, Delhi, and Pune, India. The centers can deliver both near shore (“work performed primarily at the client site”) and offshore services, dependent upon customer location and expectations. iGATE Solutions operates in India, Canada, the U.S., Europe, Singapore, Malaysia, Japan and Australia.

The iGATE Solutions segment revenues are derived through iGS. Our iGATE Solutions segment has approximately 5,820 employees.

The majority of our clients in the iGATE Solutions segment have headquarters in the U.S. and operate internationally. The operations of iGS are included in the iGATE Solutions segment.

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

The iGATE Solutions segment services customers in a wide range of industries. The segment’s largest customer is GE which accounted for 30%, 35% and 37% of its revenues for the years ended December 31, 2006, 2005 and 2004, respectively. iGS recently renewed its Global Preferred Partnership status with GE through 2009.

iGATE Professional Services

The iPS segment provides a variety of client-managed and supervised IT staffing services. These service offerings include design, development and maintenance of custom applications as well as implementation, integration and support of enterprise packaged applications such as ERP and CRM software provided by third party vendors such as SAP, Oracle and PeopleSoft.

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

The iPS segment serves a wide variety of customers in numerous industries in the U.S. The segment’s largest customers are TEKsystems, Inc. and International Business Machine Corporation (“IBM”) which account for approximately 13% and 11% of iPS revenues in 2006. The segment’s largest customers in 2005 and 2004 were IBM and Wachovia Bank, which accounted for approximately 22% and 11% of iPS revenues in 2005 compared to 23% and 13% in 2004. iPS has approximately 1,000 employees.

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

Accounting Policies

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1 to the notes to the Consolidated Financial Statements. We evaluate segment performance based upon profit or loss from operations. We do not allocate income taxes, other income or expense, equity in losses of affiliated companies, minority interest and loss on venture investments and affiliated companies. In addition, we account for inter-segment sales and transfers at current market prices. All inter-segment sales have been eliminated in consolidation.

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

Our Partner Companies and Affiliates

The following is a listing as of February 28, 2007 of all of our principal operating subsidiaries and affiliates, including the percentage of our ownership in each of these companies:

Subsidiary www.igatecorp.com	Segment www.igatecorp.com	Business Description	Percentage Owned by iGATE
iGATE Mastech, Inc.	iGATE Professional Services	Custom application and design services	100%
Global Financial Services of Nevada, Inc.	iGATE Professional Services	Co-managed projects—U.S.	100%
jobcurry Systems Private, Ltd.	iGATE Professional Services	Worldwide recruiting	100%
iGATE Clinical Research International Private Limited	iGATE Shared Services	Offshore clinical research	95%
iGATE Clinical Research International Inc.	iGATE Shared Services	Clinical Research—U.S.	100%
iGS www.igate.com	iGATE Solutions	Offshore outsourcing services	81.8%
Symphoni Interactive, LLC	iGATE Solutions	Application development for financial services industry	81.8%
Quintant(1)	iGATE Solutions	Offshore business services provisioning	81.8%
AquaRegia Ltd.(1)	iGATE Solutions	Offshore enterprise application services	81.8%
CIBER India Pvt. Ltd.(1)	iGATE Solutions	Software services and IT outsourcing	81.8%
LoanPro(1)	iGATE Solutions	Mortgage processing services	49%
Software AG (India) Private Ltd.(1)	iGATE Solutions	Application development and professional services	41%

(1)	Ownership adjusted for minority interest ownership by iGS shareholders.

All of our ownership positions set forth in the chart in this Item 1 have been calculated based on the issued and outstanding common stock or membership interests, as the case may be, of each company/entity, assuming the issuance of common stock on the conversion or exercise of preferred stock and convertible notes, but excluding the effect of unexercised options, warrants and unvested restricted stock, except for the Quintant acquisition discussed more fully in the Notes to the Consolidated Financial Statements.

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

We have a focused retention strategy that includes career planning, training, benefits and an incentive plan. Our benefits package includes subsidized health insurance, a 401(k) plan, group life insurance and a long-term disability plan. We intend to continue to use stock options and restricted stock grants as part of our recruitment and retention strategy. We also have a training infrastructure. We train employees on a variety of platforms and help them transition from legacy to advanced architecture skills by providing cross-platform training in new technologies. We have implemented an Intranet to allow our employees to access our courseware and computer-based training modules via the Internet so that the training is available to all employees worldwide at their individual convenience and pace.

At December 31, 2006, iGATE (including its operating subsidiaries) had approximately 6,900 non-unionized employees comprised of approximately 6,280 IT professionals (including subcontractors) and approximately 620 individuals working in sales, recruiting, general and administrative roles. As of December 31, 2006, approximately 39% of our U.S. workforce was working under H-1B temporary work permits in the United States. We believe that our relationships with our employees are good.

ITEM 1A.	RISK FACTORS

Our New Business Strategy is Unproven

In 2003, we significantly reorganized our business to reflect our business strategy to increase the focus of our offshore delivery business in India and to expand our offshore business to BPO services, including non-IT related BPO services, and there is no guarantee that this reorganization will be successful. The success of our new business strategy depends in part on the ability of the iGATE companies to work collaboratively, share information and leverage their collective resources to optimize strategic opportunities and our ability to effectively identify non-IT related BPO services and deliver cost effective solutions. We cannot be certain that this strategy will improve our performance, and it is possible that the strategy will detract from our performance. If we cannot convince potential strategic partners of the value of our business model, our ability to acquire new companies and businesses may be adversely affected and our strategy for continued growth may not succeed.

Recruitment and Retention of IT Professionals

Our business involves the delivery of professional services and is labor-intensive. Our success depends upon our ability to attract, develop, motivate and retain highly skilled IT professionals and project managers who possess the technical skills and experience necessary to deliver our services. Qualified IT professionals are in demand worldwide and are likely to remain a limited resource for the foreseeable future. There can be no assurance that qualified IT professionals will be available to us in sufficient numbers, or that we will be successful in retaining current or future employees. Failure to attract or retain qualified IT professionals in sufficient numbers may have a material adverse effect on our business, operating results and financial condition. Historically, we have done much of our recruiting outside of the countries where the client work is performed. Accordingly, any perception among our IT professionals, whether or not well founded, that our ability to assist them in obtaining temporary work visas and permanent residency status has been diminished, could lead to significant employee attrition.

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

Government Regulation of Immigration

We recruit IT professionals on a global basis and, therefore, must comply with the immigration laws in the countries in which we operate, particularly the United States. As of December 31, 2006, approximately 39% of our U.S. workforce were working under H-1B temporary work permits in the United States. Statutory law limits the number of new H-1B petitions that may be approved in a fiscal year, and if we are unable to obtain H-1B visas for our employees in sufficient quantities or at a sufficient rate for a significant period of time, our business, operating results and financial condition could be adversely affected. On October 1, 2003, the H-1B visa annual quota reverted to 65,000 from 195,000 because the increase in the “American Competitiveness in the Twenty-First Century Act” was for a three-year period. As a result, the quota for fiscal year 2004 was exhausted in mid-February of 2004. The quota for fiscal year 2005 was fully allocated in early October of 2004. The quota for fiscal year 2006 was reached on October 1, 2005.

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

In recent years, approximately 99% of our H-1B hires were not subject to the annual quota because they were already in the U.S. in H-1B visa status with another employer. As a result, the negative impact on recruiting of the exhaustion of the fiscal years 2004—2006 H-1B quotas was not substantial. However, unless Congress substantially increases the annual H-1B quota, the pool of H-1B workers in the U.S. who were charged against previous years’ quotas will decline. Such a development would make H-1B worker recruiting more difficult. Absent positive legislation, in the long-term the pool of available H-1B workers in the U.S. that are not subject to the annual quota may eventually be depleted.

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

Risks Associated with Covenants in Certain Financing Instruments

On September 14, 2006 we renewed our $35.0 million unsecured credit facility (“the PNC Facility”) with PNC Bank, N.A (“PNC”) for 365 days. The PNC Facility contains restrictive covenants that require us to meet certain financial criteria on a quarterly basis. We may not be able to continue to satisfy the financial covenants in these documents. If we cannot satisfy such covenants and we are not able to renegotiate the terms and conditions thereof, we may not have access to funds under the PNC Facility. Currently, the most restrictive covenant is the obtainment of Tangible Net Worth of at least $100 million. In addition, the PNC Facility requires that we maintain an aggregate of $35 million in domestic cash and cash equivalents at all times during the term of the PNC Facility and maintain a liquidity ratio of not less than 1.5 to 1.0. The liquidity ratio is the sum of domestic cash and accounts receivable divided by total liabilities. iGS cannot borrow funds under the PNC Facility.

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

Impairment Analysis May Lead to Recognition of Losses

The carrying amount of the goodwill on our balance sheet was $11 million as of December 31, 2006. We periodically assess the potential impairment of our long-lived assets, such as goodwill, as appropriate. If, as a result of such an assessment, we were to determine that the carrying amount of this goodwill was not recoverable, we would reduce the carrying amount in the period in which the determination was made. Any reduction would result in the recognition of a one-time impairment loss, which would have an adverse effect on our financial results in the period in which the loss was recognized.

The carrying amount of our investments in unconsolidated affiliates was $1.4 million as of December 31, 2006. If we were to determine that the value of such investments had declines judged to be permanent or other than temporary, we would reduce the carrying amount of the investments. Any reduction would result in the recognition of a one-time impairment loss, which would have an adverse effect on our financial results in the period in which the loss was recognized.

Concentration of Revenues; Risk of Termination

Our revenues are highly dependent on clients primarily located in the United States, as well as clients concentrated in certain industries, and economic slowdowns, changes in U.S. law and other restrictions or factors that affect the economic health of these industries may affect our business. In the year ended December 31, 2006, approximately 85% of our revenues were derived from North America. Consequently, if our clients reduce or postpone their IT spending significantly, this may lower the demand for our services and negatively affect our revenues and profitability. Further, any significant decrease in the growth of the financial services or other industry segments on which we focus may reduce the demand for our services and negatively affect our revenues and profitability.

We have in the past derived, and may in the future derive, a significant portion of our revenues from a relatively limited number of clients. Our five largest clients represented approximately 38%, 42% and 46% of revenues for the years ended December 31, 2006, 2005 and 2004, respectively. In the years ended December 31, 2006, 2005 and 2004, GE accounted for 18%, 18% and 19% of our revenues, respectively. Most of our projects are terminable by the client without penalty. An unanticipated termination of a major project could result in the loss of substantial anticipated revenues and could require us to maintain or terminate a significant number of unassigned IT professionals, resulting in a higher number of unassigned IT professionals and/or significant termination expenses. The loss of any significant client or project could have a material adverse effect on our business, operating results and financial condition.

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

Dependence on Principals

Our success is highly dependent on the efforts and abilities of our executive management: Sunil Wadhwani and Ashok Trivedi, the Co-Chairman and Chief Executive Officer of iGATE Corporation and the Co-Chairman and President of iGATE Corporation, Phaneesh Murthy, Chief Executive Officer of iGS and Steve Shangold, Chief Executive Officer of iGATE Mastech, Inc. Although each executive has entered into employment agreements containing noncompetition, nondisclosure and nonsolicitation covenants, these contracts do not guarantee that they will continue their employment with us or that such covenants will be enforceable. The loss of the services of either of any of these key executives for any reason could have a material adverse effect on our business, operating results and financial condition.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Information regarding the principal properties owned and leased by the Company and its subsidiaries as of December 31, 2006 is set forth below:

Location	Segment	Principal Use	Approximate Square Footage
Pittsburgh, Pennsylvania	iGATE Shared Services /iPS	Corporate headquarters, management administration, human resources, sales, and marketing	30,000
Chennai, India	iGATE Solutions	iGS offshore development center	100,000
Bangalore, India	iGATE Solutions	iGS Whitefield campus and offshore development center	334,000
Hyderabad, India	iGATE Solutions	iGS offshore development center	63,000
Noida, India	iGATE Solutions	iGATE Global Process Outsourcing Ltd.	80,000

iGS leases approximately 98,000 square feet of office space in the Indian cities of Bangalore, Chennai and Mumbia from the principal shareholders of iGATE. Refer to Related Party Transactions Note 18 to notes to Consolidated Financial Statements for further discussion.

In addition to the properties listed above, the Company and its subsidiaries lease sales offices in many IT services markets in the United States and throughout the world. These locations allow the Company to respond quickly to the needs of its clients and to recruit qualified IT professionals in these markets.

ITEM 3.	LEGAL PROCEEDINGS

In the ordinary course of our business, we are involved in a number of lawsuits and administrative proceedings. While uncertainties are inherent in the final outcome of these matters, Company management believes, after consultation with legal counsel, that the disposition of these proceedings should not have a material adverse effect on our financial position, results of operations or cash flows. Certain proceedings are more fully discussed in Contingencies Note 9 to our Consolidated Financial Statements.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of shareholders during the fourth quarter of 2006.

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

	High	Low
2006
First Quarter	$6.72	$4.70
Second Quarter	7.25	5.63
Third Quarter	6.16	3.74
Fourth Quarter	$6.89	$4.97

2005
First Quarter	$4.63	$3.66
Second Quarter	4.41	3.46
Third Quarter	4.08	3.44
Fourth Quarter	$5.01	$3.50

On February 28, 2007, we had 155 registered holders of record of our Common Stock.

We are prohibited from paying dividends under the PNC Facility. See Credit Facilities Note 7 to our Consolidated Financial Statements.

We currently have no program regarding the purchase of our Common Stock.

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Income Statement Data(1):
Revenues(2)	$283,588	$275,992	$264,585	$240,634	$250,851
Gross margin(3)	73,376	70,882	67,008	68,980	77,604
Gain on sale of land	—	—	(3,615)	—	—
Restructuring (recovery) charges(4)	(3,062)	(481)	5,805	604	4,232
Goodwill impairment(5)	—	—	—	—	25,964
Income (loss) from operations	6,818	3,880	(17,261)	(4,560)	(25,036)
Other income (expense), net	3,992	(275)	1,374	1,560	1,463
Equity in income (losses) of affiliated companies	317	338	(335)	(99)	—
Minority interest	(752)	(261)	(677)	(312)	(441)
Gain on deconsolidation of subsidiary	—	—	—	—	7,086
Gain on sale of stock of subsidiary	—	5,549	—	—	—
Gain (loss) on venture investments and affiliated companies, net(6)	578	(2,149)	—	(28)	(7,610)
Income (loss) before income taxes	10,953	7,082	(16,899)	(3,439)	(24,538)
Income tax provision (benefit)	2,249	113	5,130	2,179	(339)

Income (loss) from continuing operations	8,704	6,969	(22,029)	(5,618)	(24,199)
Income (loss) from discontinued operations, net of income taxes(1)	—	—	3,818	(3,402)	(3,292)

Net income (loss)	$8,704	$6,969	$(18,211)	$(9,020)	$(27,491)

Earnings (loss) from continuing operations per share	0.16	0.13	(0.42)	(0.11)	(0.47)
Earnings (loss) from discontinued operations per share	—	—	0.07	(0.07)	(0.06)

Net earnings (loss) per common share, basic and diluted	$0.16	$0.13	$(0.35)	$(0.17)	$(0.54)

Weighted average common shares, basic	52,939	52,530	52,721	51,697	51,304

Weighted average common shares, diluted	53,278	52,734	52,721	51,697	51,304

Balance Sheet Data:
Cash and cash equivalents	$52,154	$45,837	$28,201	$36,133	$56,793
Short-term investments	31,826	30,798	35,863	39,582	51,188
Working capital(7)	113,387	102,327	93,846	101,293	116,184
Total assets	190,774	177,474	180,232	180,940	188,940
Total shareholders’ equity	$133,351	$117,672	$111,700	$122,135	$117,149

(1)	In June 2004, we sold our subsidiary located in Sydney, Australia, iGATE Australia Pty. Ltd. (“iGATE Australia”). In April 2004, we sold our subsidiary located in Edinburgh, Scotland, Direct Resources Scotland Ltd. (“DRI”). As required under accounting rules, dispositions are presented as discontinued operations, net of applicable statutory taxes.
(2)	In 2002, the Company adopted the provisions of (“EITF”) Issue No. 01-14, Income Statement Characterization of Reimbursement (“EITF 01-14”) and now accounts for billable expenses as a component of both revenue and cost of revenues.
(3)

Effective January 1, 2003, we began to classify costs for consultants not being utilized (i.e. “bench costs”) as cost of revenues. In the prior year, these costs were classified as selling, general and administrative

(“S,G&A”) costs. The prior period was reclassified to reflect the changes to our segment reporting and our classification of bench costs.
(4)	In 2006, we reversed $0.6 million of our 2001 restructuring reserve. In 2006, we also reversed $2.5 million of our 2004 restructuring reserve related to our United Kingdom operation. In 2005, we sold Canada, and reversed $0.5 million of previously recorded restructuring charges that we associated with our 2001 and 2004 Canada restructurings. In 2004, we incurred $5.8 million in connection with our restructuring of our United Kingdom and Canadian operations. In 2003, we revised our restructuring estimates and incurred an additional $0.6 million in connection with our 2002 restructuring plan. In 2002, we incurred $4.2 million in connection with a restructuring plan.
(5)	In 2002, we incurred $26.0 million in total charges related to goodwill impairments consisting of $24.3 million in our iGATE Solutions reporting unit and $1.7 million in our iPS reporting unit.
(6)	In 2006, we sold our investment in Brainbench for $0.6 million. In 2005, we recorded an impairment charge on our investment in Concours in the amount of $2.4 million, which was offset by a gain of $0.3 million on the remaining shares of stock of ScanSoft (f/n/a Speechworks, Inc.). The fiscal year ended 2002 included the impairment charges of various venture and other investments in the amount of $7.6 million.
(7)	Working capital represents current assets less current liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company does not sell, lease or otherwise market any computer software or hardware and 100% of the Company’s revenues are derived from the sale of information technology and BPO services. Our operating subsidiaries provide clients with a source for a broad range of IT applications solutions and offshore outsourcing services including: client/server design and development, conversion/migration services, ERP package implementation and integration services, software development services and applications maintenance outsourcing.

Critical Accounting Policies

The following explains our most critical accounting policies. See Note 1 to our Consolidated Financial Statements set forth on pages 45 to 51 of this Form 10-K for a complete description of our significant accounting policies.

Revenue Recognition

We recognize revenue on time-and-materials contracts as the services are performed. Time-and-materials contracts typically bill at an agreed upon hourly rate. Revenue is earned when our consultants are working on projects. Revenue recognition is negatively impacted by holidays and consultant vacation and sick days. We also have fixed price arrangements with certain customers. A price for an entire project is agreed upon for a predetermined fee before the project starts. We recognize revenues on fixed-price contracts using the proportional performance method. We prepare a budget for each fixed price project, and based upon the budget that we prepare, we estimate what our costs should be. We determine performance by comparing the actual cost of work performed to date to the estimated total cost for each contract. We recognize revenue based upon costs incurred by our consultants during the period. The Company follows this revenue recognition method for fixed-price contracts because there is a direct and consistent relationship between the service patterns and services provided to the customer and the direct costs incurred to provide such services. If our cost estimates indicate a loss on a particular fixed price contract, we record a provision for the estimated loss without regard to the stage of completion. Changes in job performance, conditions and estimated profitability may result in revisions to costs and revenues and are recognized in the period in which the changes are identified. Certain contracts with no stated deliverables, with a designated workforce assigned, recognize revenues on a straight-line basis over the life of the contract. Revenue on these contracts is ratable and predetermined based upon the negotiated contract.

Accounts Receivable and Allowance for Uncollectible Accounts

We extend credit to clients based upon management’s assessment of their creditworthiness. The majority of our revenues (and the resulting accounts receivable) are from large companies and major systems integrators.

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

Investments

The Company accounts for its investments in marketable equity securities in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). The Company has determined that certain of its investments in marketable equity securities are classified as available-for-sale and recorded at fair value, utilizing the investments’ closing price at each reporting period. These investments are recorded on the balance sheet at market value, with the unrealized gains or losses, net of tax, reported as a component of accumulated other comprehensive income in the Consolidated Statement of Shareholders’ Equity and Comprehensive Income (Loss). The unrealized gain or loss is the difference between the Company’s original cost for an investment and the investment’s fair value at each reporting period. Realized gains or losses on securities sold are calculated using the specific identification method.

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

For investments accounted for using the cost or equity method of accounting, management evaluates information (e.g., budgets, business plans, financial statements, etc.) in addition to quoted market price, if any, in determining whether an other-than-temporary decline in value exists. Factors indicative of an other-than-temporary decline include recurring operating losses, credit defaults and subsequent rounds of financings at an amount below the cost basis of an investment. This list is not all inclusive and management weighs all quantitative factors in determining if an other-than-temporary decline in value of an investment has occurred. In 2005, the Company recorded an impairment of $2.5 million on its investment in Concours, Inc. There were no impairments recorded in 2006 or in 2004.

Goodwill and Intangible Assets

Goodwill is the excess of purchase price over the value of the net assets acquired. Goodwill is assessed for impairment at least annually or as triggering events occur. In making this assessment, we rely on a combination of factors including operating results, business plans, economic projections, anticipated cash flows and our current market value. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analyses of goodwill impairment. Under SFAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. Estimated fair values of reporting units underlying the segments were estimated using either a discounted cash flow methodology, recent comparable transactions or a combination thereof. For further discussions, see Note 5 to our Consolidated Financial Statements.

Stock Based Compensation

We recognize compensation expense for all stock-based awards, using a fair value approach as prescribed in SFAS No. 123R Share Based Payments. The impact of the adoption is more fully described in Note 11 to our Consolidated Financial Statements.

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

Results of Operations of Our Operating Segments: iGATE Solutions, iPS and iGATE Shared Services for the Year Ended December 31, 2006 as Compared to the Year Ended December 31, 2005:

	Year Ended December 31, 2006
	iGATE Solutions	iGATE Professional Services	iGATE Shared Services(1)	Total
	(Dollars in thousands)
External revenues	$169,570	$112,476	$1,542	$283,588
Cost of revenues	122,694	86,594	924	210,212

Gross margin	46,876	25,882	618	73,376
Selling, general and administrative	42,587	16,459	10,574	69,620
Restructuring recovery	(2,507)	(555)	—	(3,062)

Income (loss) from operations	$6,796	$9,978	$(9,956)	$6,818

Other income, net			3,992	3,992
Minority interest			(752)	(752)
Gain on venture investments and affiliated companies			578	578
Equity in income of affiliated companies			317	317

(Loss) income before income taxes			$(5,821)	$10,953

	Year Ended December 31, 2005
	iGATE Solutions	iGATE Professional Services	iGATE Shared Services(1)	Total
	(Dollars in thousands)
External revenues	$138,032	$136,775	$1,185	$275,992
Cost of revenues	97,108	107,354	648	205,110

Gross margin	40,924	29,421	537	70,882
Selling, general and administrative	38,948	17,173	11,362	67,483
Restructuring recovery	—	(481)	—	(481)

Income (loss) from operations	$1,976	$12,729	$(10,825)	$3,880

Other expense, net			(275)	(275)
Minority interest			(261)	(261)
Gain on sale of stock of subsidiary			5,549	5,549
Loss on venture investments and affiliated companies, net			(2,149)	(2,149)
Equity in income of affiliated companies			338	338

(Loss) income before income taxes			$(7,623)	$7,082

(1)	Shared Services activities include general corporate expenses, interest income and expense, equity in losses of unconsolidated affiliates, minority interest, loss from joint ventures and restructuring charges not identified to a specific segment, and other unallocated charges. The Company evaluates segments based on income (loss) from operations. Since certain administrative and other operating expenses or income sources have not been allocated to the operating business segments, this basis is not necessarily a measure computed in accordance with generally accepted accounting principles and it may not be comparable to other companies.

Results of Operations of our Operating Segments: iGATE Solutions, iPS and iGATE Shared Services for the Year ended December 31, 2006 as Compared to the Year ended December 31, 2005:

Effective January 1, 2006, we recast our segments to include the operations of jobcurry Ltd. as part of the iGATE Professional Services segment due to their service offerings being more consistent with those offered by

iGate Professional Services. Previously, jobcurry Ltd. was included in the iGATE Shared Services segment. All prior periods have been reclassified to reflect the change to our segment reporting.

iGATE Solutions

Revenues for iGATE Solutions for the year ended December 31, 2006 were $169.6 million, an increase of $31.6 million or 22.8%, as compared to $138.0 million for the year ended December 31, 2005. Our revenue increase is directly attributable to a combination of new customer wins and increased business with our recurring customers. Our onsite/offshore ratio improved as our customers continue to move portions of the work previously done in the U.S. to India, resulting in increases in billable hours in India. Our acquisition of LoanPro contributed $1.2 million to our total revenues for the year ended December 31, 2006.

The gross margin as a percentage of sales (“gross margin percentage”) for iGATE Solutions was 27.6% for the year ended December 31, 2006, as compared to 29.6% for the year ended December 31, 2005. The decrease in our gross margins was due to annual employee salary increases for iGS employees that occurred during the year both in India and the U.S. and approximately $1.8 million of stock compensation expense incurred in conjunction with our adoption of SFAS 123(R). Direct costs associated with our acquisition of LoanPro totaled $1.9 million for the year ended December 31, 2006, which also negatively impacted our gross margins.

Selling, general and administrative expenses (“S,G&A”) include all costs that are not directly associated with our iGATE Solutions segment’s revenue generating consultants. S,G&A expenses include employee costs, corporate costs and facilities costs. Employee costs include administrative salaries and related employee benefits, travel, recruiting and training costs. During the year ended December 31, 2006 we also recorded stock based compensation expense incurred as a result of our adoption of SFAS 123(R), which is included in employee costs. Corporate costs include costs such as legal, accounting and outside consulting fees. Facilities costs include rent, depreciation, amortization of intangible assets related to prior year acquisitions and communications costs. S,G&A costs for the year ended December 31, 2006 were $42.6 million or 25.1% of revenues, as compared to $38.9 million or 28.2% of revenues for the year ended December 31, 2005. Our acquisition of LoanPro contributed $0.6 million of S,G&A costs during the year ended December 31, 2006.

Our net employee cost increased approximately $1.8 million for the year ended December 31, 2006 as compared to the year ended December 31, 2005, mainly due to annual salary increases, other employee related costs and stock based compensation expense related to our adoption of SFAS 123(R). Our net corporate cost increased approximately $1.4 million for the year ended December 31, 2006 due to increases in bad debt expense and legal and accounting costs. Our net facilities costs increased $0.5 million mainly due to increases in depreciation and non-capital equipment expenditures on our new campus in Whitefield and increases in rent expense.

During the year, we recovered $2.5 million of restructuring costs originally recorded in 2004 that relate to an office lease in the UK. We were able to obtain a tenant to assume the UK lease through a sublease agreement. These recovered costs were not considered as part of our discussion of S,G&A costs.

Operating income percentage was 4.0% for the year ended December 31, 2006 and 1.4% for the year ended December 31, 2005 as increases in revenues as well as our restructuring recovery in 2006 were somewhat offset by decreases in gross margins.

iGATE Professional Services (“iPS”)

Revenues for iPS for the year ended December 31, 2006 were $112.5 million, a decrease of $24.3 million or 18.0%, as compared to $136.8 million for the year ended December 31, 2005. iPS sold its Canadian staffing operations in November 2005. The Canadian staffing operations’ sales for the year ended December 31, 2005 were $29.0 million. For comparative purposes, iPS’ revenues for the year of 2006, without the impact of the

Canadian staffing operations for the year of 2005, would have increased $4.7 million as overall demand for our staffing services has remained consistent for the periods presented.

Gross margin percentage for iPS was 23.0% for the year ended December 31, 2006, as compared to 21.5% for the year ended December 31, 2005. For comparative purposes, iPS’ gross margin percentage for the year ended December 31, 2005, without the impact of the Canadian staffing operations would have been 22.0%. The contributing factors to the increased margin were savings in business travel and higher utilization of salaried employees versus subcontracted labor.

S,G&A include all costs that are not directly associated with our iPS segment’s revenue generating consultants. S,G&A expenses include employee costs, corporate costs and facilities costs. Employee costs include administrative salaries and related employee benefits, travel, recruiting and training costs. During the year ended December 31, 2006 we also recorded stock based compensation expense incurred as a result of our adoption of SFAS 123(R), which is also included in employee costs. Corporate costs include costs such as legal, accounting and outside consulting fees. Facilities costs include rent, depreciation and amortization of intangible assets related to prior year acquisitions and communications costs. S,G&A costs for the year ended December 31, 2006 were $15.9 million or 14.1% of revenues, as compared to $16.7 million or 12.2% of revenues for the year ended December 31, 2005. For the year ended December 31, 2005 the impact of the Canadian staffing operations consisted of employee costs of $3.5 million and facilities costs of $0.6 million.

Our net employee cost without the $3.5 million impact of costs of the Canadian staffing operations in 2005 increased approximately $1.9 million for the year ended December 31, 2006 mainly due to increases in temporary help and stock based compensation expense incurred related to our adoption of SFAS 123(R). Our net corporate costs increased $0.8 million for the year ended December 31, 2006. The increase was due primarily to a $1.1 million reserve established for a contingent liability wage dispute regarding the payment of overtime compensation on one specific project. These costs were offset primarily by the recovered restructuring costs which are discussed below. Our facilities costs without the $0.3 million impact of costs of the Canadian staffing operations in 2005 increased $0.2 million for the year ended December 31, 2006, due to increases in depreciation and communications costs.

During the years ended December 31, 2006 and 2005, we recovered $0.6 million and $0.5 million, respectively, of restructuring costs that were recorded in prior years. The 2006 amount was a result of a bankruptcy settlement and the amount for 2005 was due to the sale of our Canadian staffing operation. These recovered costs were not considered as part of our discussion of S,G&A costs.

Operating income percentage was 8.9% for the year ended December 31, 2006 and 9.3% for the year ended December 31, 2005. The Canadian staffing operations contributed approximately 1.4% of operating income for the year ended December 31, 2005. Operating income percentage decreased mainly due to decreases in overall revenues.

iGATE Shared Services (formerly “iGATE Corporate”)

Revenues for iGATE Shared Services for the year ended December 31, 2006 were $1.5 million, an increase of $0.4 million from revenues of $1.1 million for the comparable year ended December 31, 2005. This increase in revenue over the comparable period was due to increases in clinical studies in iGATE Clinical Research International (“ICRI”).

Gross margin percentage was 40.1% for the year ended December 31, 2006, as compared to 45.3% for the year ended December 31, 2005. Direct costs increased in anticipation of increased clinical studies. Delays in these studies negatively impacted our gross margin percentage.

S,G&A costs were $10.6 million for the year ended December 31, 2006, as compared to $11.3 million for the year ended December 31, 2005. Our S,G&A costs decreased mainly due to lower accounting and legal costs in 2006 due to a more efficient compliance effort related to Section 404 of the Sarbanes-Oxley Act. ICRI’s S,G&A expenses increased $0.5 million in 2006 mainly due to employee and salary related costs. These increases were offset by $1.2 million of decreased costs mainly due to lower accounting and legal costs in 2006 as a result of a more efficient compliance effort related to Section 404 of the Sarbanes-Oxley Act.

Other Income (Expense) Components

Other income, net for the year ended December 31, 2006, totaled $4.1 million, compared to $3.2 million for the year ended December 31, 2005. The following paragraphs discuss significant components of other income (expense) and changes within each of the years presented.

In 2006, our net interest income totaled $3.2 million as compared to $1.9 million for 2005. The increase was due to increased investment yields as well as increases in invested cash during 2006 as our cash flows increased during 2006, allowing us to invest additional cash. In 2006, we recognized $0.5 million of unfavorable foreign currency translation losses related to our intercompany debt with India which was offset by $1.2 million of favorable mark to market recoveries on our ineffective hedges. In 2005, we recognized $0.5 million of unfavorable foreign currency translation losses related to our intercompany debt with India and $1.2 million of unfavorable mark to market losses on our ineffective hedges. Currently, our hedging activities do not meet the minimum requirements for effective hedge accounting treatment under current accounting rules. As a result, we must recognize any unrealized gains or losses as current period income or loss. In 2005, we recognized miscellaneous expense of $0.3 million and had no significant miscellaneous expense in 2006.

In 2006, we sold our investment in Brainbench for $0.6 million. Also in 2006, we recognized an additional $0.3 million of gain related to the sale of our Canadian operations as certain working capital estimates made as part of the original sales price were finalized. In 2005, we recognized a $5.5 million gain related to the sale of our Canadian operations.

In 2005, we recorded an impairment charge of our investment in Concours of $2.5 million and recognized a $0.3 million gain on our sale of ScanSoft (f/k/a Speechworks) stock. These gain and losses are included as a component of Gain /loss) on Venture Investments and Affiliated Companies in the Consolidated Statement of Operations.

We recognized income on affiliated companies of $0.3 million for the year ended December 31, 2006 as compared to $0.3 million for the year ended December 31, 2005. All activity in 2006 was related to our investment in the Software AG joint venture. Our activity for the year ended December 31, 2005 was related to our investments in the CIBER and Software AG joint ventures. We acquired majority ownership of the CIBER joint venture in November 2005.

Minority interest expense was $0.8 million for the year ended December 31, 2006 and relates to the minority interest portion of the income of iGS. Minority interest expense was $0.3 million for the year ended December 31, 2005 also related to the income of iGS.

Income Taxes

Federal income taxes calculated at the U.S. statutory rate were $3.8 million for 2006. State income taxes which totaled $0.3 million for 2006 were calculated using a blended statutory rate, and are net of federal income tax benefit. Our income tax provision was $ 2.3 million at an effective rate of 20.5% for the year ended December 30, 2006.

Several items caused variations from our statutory tax provision. iGS is eligible to claim a tax holiday on the majority of its operating income through 2009. The tax holiday resulted in a benefit of $2.7 million for the year ended December 31, 2006. iGS’s non-operating income, such as interest income, is not included in the tax holiday, and has been considered as part of our income tax provision.

Other variations typically arise because certain expenses or benefits recorded to our financial statements are either limited or disallowed when calculating our income tax provision. Amortization expense in the amount of $0.1 million related to our prior acquisitions was not deducted when calculating our income tax provision. Also, certain expenses such as meals and entertainment and executive compensation are limited for income tax purposes. Other expenses such as minority interest expense are not deductible at all. Approximately $0.5 million of these expenses were not deducted when calculating our income tax provision. In addition to the limited or disallowed items discussed above, the tax provision was favorably impacted by the utilization of UK net operating losses not recognized previously, and by valuation allowances provided against certain deductions for which the recognition of the corresponding tax benefit is unlikely. The utilization of the UK net operating losses resulted in a direct tax benefit approximating $0.9 million. The deductions offset by valuation allowances include net operating losses realized by the U.S. Branch operations of iGATE Global Solutions Limited, capital losses realized from the disposition of certain subsidiary and equity investments, and accruals for deferred compensation. The aggregate impact of these other variations on the Company’s effective tax rate was an unfavorable $1.1 million.

Federal income taxes calculated at the U.S. statutory rate were $2.5 million for 2005. State income taxes which totaled $0.2 million for 2005 were calculated using a blended statutory rate, and are net of federal income tax benefit. Our income tax provision was $0.1 million at an effective rate of 1.6% for the year ended December 30, 2005.

Several items caused variations from our statutory income tax provision. iGS is eligible to claim a tax holiday on the majority of its operating income through 2009. During the year ended December 31, 2005, iGS’s tax provisions totaled $0.7 million, mainly due to tax expense calculated on non-operating income items. iGS’s non-operating income, such as interest income and a gain on the sale of land, is not included in the tax holiday, and has been considered as part of our income tax provision.

In addition, on April 11, 2005, the Joint Committee on Taxation advised that the Internal Revenue Service examination of our income tax returns for the years 1999, 2000 and 2001 has been completed, which resulted in a $2.2 million income tax benefit recognized for the year ended December 31, 2005. We also recognized an income tax benefit in the amount of $6.9 million due to our ability to utilize capital losses that were recorded in prior years. Other variations typically arise because certain expenses or benefits recorded to our financial statements are either limited or disallowed when calculating our tax provision. Amortization expense in the amount of $0.1 million related to our prior acquisitions was not deducted when calculating our income tax provision. Also, certain expenses such as meals and entertainment and executive compensation are limited for income tax purposes. Approximately $0.9 million of these expenses were not deducted when calculating our income tax provision. In addition to the limited or disallowed items discussed above, valuation allowances have been provided against certain deductions for which the recognition of the corresponding tax benefit is unlikely. These deductions include net operating losses realized by the U.S. Branch operations of iGATE Global Solutions Limited, capital losses realized from the disposition of certain subsidiary and equity investments, and accruals for deferred compensation. The aggregate impact of these variations on the Company’s effective tax rate was an unfavorable $4.8 million.

Results of Operations of Our Operating Segments: iGATE Solutions, iPS and iGATE Shared Services for the Year Ended December 31, 2005 as Compared to the Year Ended December 31, 2004:

Effective April 1, 2004, we recast our segments to include the operations of Global Financial Services, Inc. (“GFS”) as part of the iPS segment. Previously, GFS was included in the iGATE Solutions segment. All prior periods have been reclassified to reflect the change to our segment reporting. The following discussion also compares our operating segments without the operations of iGATE Australia Pty Ltd. and Direct Resources Ltd., which are being treated as discontinued operations. Prior to their sale in 2004 both entities were part of our iPS operating segment.

	Year Ended December 31, 2005
	iGATE Solutions	iGATE Professional Services	iGATE Shared Services(1)	Total
	(Dollars in thousands)
External revenues	$138,032	$136,775	$1,185	$275,992
Cost of revenues	97,108	107,354	648	205,110

Gross margin	40,924	29,421	537	70,882
Selling, general and administrative	38,948	17,173	11,362	67,483
Restructuring recovery	—	(481)	—	(481)

Income (loss) from operations	$1,976	$12,729	$(10,825)	$3,880

Other expense, net			(275)	(275)
Minority interest			(261)	(261)
Gain on sale of stock of subsidiary			5,549	5,549
Loss on venture investments and affiliated companies, net			(2,149)	(2,149)
Equity in income of affiliated companies			338	338

(Loss) income before income taxes			$(7,623)	$7,082

	Year Ended December 31, 2004
	iGATE Solutions	iGATE Professional Services	iGATE Shared Services(1)	Total
	(Dollars in thousands)
External revenues	$131,484	$132,439	$662	$264,585
Cost of revenues	92,329	104,637	611	197,577

Gross margin	39,155	27,802	51	67,008
Selling, general and administrative	55,197	17,601	9,281	82,079
Gain on sale of land	(3,615)	—	—	(3,615)
Restructuring charges	4,896	909	—	5,805

(Loss) income from operations	$(17,323)	$9,292	$(9,230)	$(17,261)

Other income, net			1,374	1,374
Minority interest			(677)	(677)
Equity in losses of affiliated companies			(335)	(335)

Loss before income taxes			$(8,868)	$(16,899)

(1)	Shared Services activities include general corporate expenses, interest income and expense, equity in losses of unconsolidated affiliates, minority interest, loss from joint ventures and restructuring charges not identified to a specific segment, and other unallocated charges. The Company evaluates segments based on income (loss) from operations. Since certain administrative and other operating expenses or income sources have not been allocated to the operating business segments, this basis is not necessarily a measure computed in accordance with generally accepted accounting principles and it may not be comparable to other companies.

iGATE Solutions

Revenues for iGATE Solutions for the year ended December 31, 2005 were $138.0 million, an increase of $6.5 million or 5.0%, as compared to $131.5 million for the year ended December 31, 2004. Our revenue increase was directly attributable to a combination of new customer wins and increased business with our recurring customers. Our customers continued to move portions of the work we used to do for them in the U.S. to India, resulting in increases in billable hours and consultant utilization in India. As a result, we added approximately 1,000 offshore consultants. In addition, we were also able to increase our billing rates both in the U.S. and India.

The gross margin as a percentage of sales (“gross margin percentage”) for iGATE Solutions was 29.6% for the year ended December 31, 2005, as compared to 29.8% for the year ended December 31, 2004. The decrease in our gross margins was primarily due to increased labor costs in India.

Selling, general and administrative expenses (“S,G&A”) include all costs that are not directly associated with our iGATE Solutions segment’s revenue generating consultants. S,G&A expenses include administrative salaries and related employee benefits, recruiting and training costs, rent, depreciation and amortization, as well as communications and facilities costs. Also included in S,G&A costs are certain compensation charges incurred as a result of the Quintant transaction and amortization of acquired intangible assets related to acquisitions within iGS. S,G&A costs for the year ended December 31, 2005 were $38.9 million or 28.2% of revenues, as compared to $55.2 million or 42.0% of revenues for the year ended December 31, 2004.

In 2004, approximately $12.1 million of S,G&A costs related to one-time compensation costs incurred in conjunction with the Quintant transaction modification. These modifications required us to accelerate certain compensation costs in 2004. S,G&A costs decreased $4.1 million net of the 2004 one-time costs for the year ended December 31, 2005 as compared to December 31, 2004. Significant items that contributed to the decrease were decreases in salaries and other employees costs of $3.5 million. Approximately $1.6 million of the $3.5 million savings was directly attributable to the acceleration of compensation costs associated with the Quintant transaction modification. In 2005, travel and related costs decreased approximately $0.6 million, as more work was performed in India requiring less consultant overseas travel. Bad debt expense net of recoveries, decreased by $1.1 million in 2005 due to improved collection activity. These costs savings were offset by increases in outside services of $0.7 million related to ERP Systems upgrades and Sarbanes-Oxley costs during 2005 and net facilities costs increases of $0.4 million mainly attributable to our Whitefield campus in Bangalore, India.

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

iGATE Professional Services (“iPS”)

Revenues for iPS for the year ended December 31, 2005 were $136.8 million, an increase of $4.4 million or 3.3%, as compared to $132.4 million for the year ended December 31, 2004. Overall demand for our staffing services increased for the period as we continued to see favorable trends in the IT services market.

Gross margin percentage for iPS was 21.5% for the year ended December 31, 2005, as compared to 21.0% for the year ended December 31, 2004. The contributing factors to the increased margin were savings in business travel and higher utilization of salaried employees versus subcontracted labor.

S,G&A costs for the year ended December 31, 2005 were $17.2 million or 12.6% of revenues, as compared to $17.6 million or 13.3% of revenues for the year ended December 31, 2004. Bad debt expense net of recoveries, decreased by $2.7 million in 2005 due to significant improvements in collection activities and billing procedures. This was offset by approximately $3.3 million of expenses related to increases in administrative headcount and legal fees incurred with H1-B Visa filings as we continued to increase our consultant headcount in the U.S.

In conjunction with the sale of Canada in 2005, we recovered approximately $0.5 million of previously recorded restructuring charges. In 2004, additional operating items included $0.9 million of costs associated with a termination of leased office space in Canada.

Operating income percentage was 9.3% for the years ended December 31, 2005 and 7.0% for the year ended December 31, 2004. Operating income increased for the year ended December 31, 2005 due to increased gross margins, recoveries of bad debt expense, restructuring recovery charges and decreases in overall spending.

iGATE Shared Services (formerly “iGATE Corporate”)

Revenues for iGATE Shared Services for the year ended December 31, 2005 were $1.2 million, an increase of $0.5 million from revenues of $0.7 million for the comparable year ended December 31, 2004. This increase in revenue over the comparable period was due to increases in clinical studies in ICRI.

Gross margin percentage was 45.3% for the year ended December 31, 2005, as compared to 7.7% for the year ended December 31, 2004. Increases in the revenues for ICRI positively impacted our gross margin percentage, as direct costs remained consistent for each period presented.

S,G&A costs were $11.4 million for the year ended December 31, 2005, as compared to $9.3 million for the year ended December 31, 2004. Our S,G&A costs increased due to higher accounting and legal costs in 2005 due to our compliance efforts related to Section 404 of the Sarbanes-Oxley Act.

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

Minority interest expense was $0.3 million for the year ended December 31, 2005 and relates to the income of iGS and ICRI. Minority interest expense was $0.7 million for the year ended December 31, 2004 and included the income of iGS and the losses of ICRI.

In 2005, we recorded an impairment charge on our investment in Concours of $2.5 million and recognized a $0.3 million gain on our sale of ScanSoft (f/k/a Speechworks) stock. These gain and losses are included as a component of Gain (loss) on Venture Investments and Affiliated Companies in the Consolidated Statement of Operations.

In 2005 we sold our wholly owned Canadian subsidiary iGATE Mastech Ltd. recognizing a gain of $5.5 million.

Income Taxes

Federal income taxes calculated at the U.S. statutory rate were $2.5 million for 2005. State income taxes which totaled $0.2 million for 2005 were calculated using a blended statutory rate, and are net of federal income tax benefit. Our income tax provision was $0.1 million at an effective rate of 1.6% for the year ended December 30, 2005.

Several items caused variations from our statutory income tax provision. iGS is eligible to claim a tax holiday on the majority of its operating income through 2009. During the year ended December 31, 2005, iGS’s tax provisions totaled $0.7 million, mainly due to tax expense calculated on non-operating income items. iGS’s non-operating income, such as interest income and a gain on the sale of land, is not included in the tax holiday, and has been considered as part of our income tax provision.

In addition, on April 11, 2005, the Joint Committee on Taxation advised that the Internal Revenue Service examination of our income tax returns for the years 1999, 2000 and 2001 has been completed, which resulted in a $2.2 million income tax benefit recognized for the year ended December 31, 2005. We also recognized an income tax benefit in the amount of $6.9 million due to our ability to utilize capital losses that were recorded in prior years. Other variations typically arise because certain expenses or benefits recorded to our financial statements are either limited or disallowed when calculating our tax provision. Amortization expense in the amount of $0.1 million related to our prior acquisitions was not deducted when calculating our income tax provision. Also, certain expenses such as meals and entertainment and executive compensation are limited for income tax purposes. Approximately $0.9 million of these expenses were not deducted when calculating our income tax provision. In addition to the limited or disallowed items discussed above, valuation allowances have been provided against certain deductions for which the recognition of the corresponding tax benefit is unlikely. These deductions include net operating losses realized by the U.S. Branch operations of iGATE Global Solutions Limited, capital losses realized from the disposition of certain subsidiary and equity investments, and accruals for deferred compensation. The aggregate impact of these variations on the Company’s effective tax rate was an unfavorable $4.8 million.

Federal income tax benefits calculated at the U.S. statutory rate were ($5.9) million for the year ended December 31, 2004. State income taxes which totaled $0.3 million for 2004 were calculated using a blended statutory rate, and are net of federal income tax benefit. Our income tax provision was $5.1 million at an effective rate of (30.4%) for the year ended December 30, 2004.

Several items caused variations from our statutory income tax provision. iGS is eligible to claim a tax holiday on the majority of its operating income through 2009. The tax holiday resulted in a benefit of $4.4 million for the year ended December 31, 2004. iGS’s non-operating income, such as interest income, is not included in the tax holiday, and has been considered as part of our income tax provision.

Other variations typically arise because certain expenses or benefits recorded to our financial statements are either limited or disallowed when calculating our tax provision. We recognized an income tax benefit in the amount of $2.8 million mainly due to our ability to utilize capital losses that were recorded in prior years. Amortization expense in the amount of $0.2 million related to our prior acquisitions was not deducted when calculating our income tax provision. Also, certain expenses such as meals and entertainment and executive compensation are limited for income tax purposes. Approximately $0.8 million of these expenses were not deducted when calculating our income tax provision. In addition to the limited or disallowed items discussed above, valuation allowances have been provided against certain deductions for which the recognition of the corresponding tax benefit is unlikely. These deductions include deferred compensation and net operating losses realized by the U.S. Branch operations of iGS, and capital losses realized from the disposition of certain subsidiary and equity investments. The impact of the deferred compensation adjustment on the Company’s effective tax rate was $5.8 million. The aggregate impact of the other variations was $2.3 million.

Liquidity and Capital Resources

Working capital decreased $7.0 million for the year ended December 31, 2006. While our accounts receivable increased to $53.3 million at December 31, 2006 from $49.5 million at December 31, 2005, our days sales outstanding decreased to 67 days at December 31, 2006 from 73 days at December 31, 2005.

At December 31, 2006, we had cash and short-term investments of $52.2 million and $31.8 million, respectively, as compared to cash and short-term investments of $45.8 million and $30.8 million, respectively, at December 31, 2005. Short-term investments at December 31, 2006 and December 31, 2005 consisted mainly of highly liquid short-term investments. Our focus has been liquidity along with the preservation of our principal holdings.

Cash provided by operations is anticipated to be adequate to fund capital expenditures and other business needs over the next 12 months.

Cash from Operations

Cash provided by operations was $14.5 million for the year ended December 31, 2006. Factors contributing to our cash provided by operations were net income of $8.7 million for the period, offset by unfavorable changes in working capital items of $7.0 million which included an increase to our accounts receivable balances of $3.2 million and unfavorable changes to other working capital items of $3.8 million. During 2006, significant noncash items totaled $12.8 million and included depreciation and amortization, stock based compensation expense related to our adoption of SFAS 123(R), bad debt expense, minority interest, equity gains, deferred taxes, restructuring recovery, gains on derivative instruments and net gains on venture investments and affiliated companies.

Cash provided by operations was $14.0 million for the year ended December 31, 2005. Factors contributing to our cash provided by operations were net income of $7.0 million offset by changes in working capital items of $2.9 million that included a decrease to our accounts receivable balances of $3.9 million offset by unfavorable changes to other working capital items of $6.8 million. Significant noncash items during the year ended December 31, 2005 totaled $9.9 million and included depreciation and amortization, stock based compensation expense related to stock options granted at a discount, bad debt expense, minority interest, equity gains, deferred taxes, and net gains on venture investments.

Cash used by operations was $7.8 million for the year ended December 31, 2004. Factors contributing to our use of cash were net losses of $18.2 million for 2004 and changes in working capital items of $9.4 million which included an increase to our accounts receivable balances of $15.6 million, offset by favorable changes to other working capital items of $6.2 million. Significant noncash items during the year ended December 31, 2004 totaled $22.6 million and included depreciation and amortization, stock based compensation expense related to the acquisition of Quintant, bad debt expense, minority interest, equity gains, deferred taxes, and net gains on venture investments. Cash provided by our discontinued operations totaled $2.8 million for 2004.

Investing Activities

Cash used in investing activities for the year ended December 31, 2006 was $9.9 million, as compared to cash provided by investing activities of $2.7 in 2005 and cash used of $0.9 million in 2004. We generated cash in 2005 due to a number of divestitures which are discussed below.

Our capital expenditures were $10.0 million, $12.2 million and $14.9 million for the years ended December 31, 2006, 2005 and 2004, respectively. Significant portions of capital expenditures in all three years presented were due to expansion of our Whitefield campus located in India.

We acquired cash of $0.3 million as part of our acquisition of an additional 55% of the equity LoanPro for the year ended December 31, 2006. We made no acquisitions in 2005. In 2004, we purchased Saint Life for $0.6 million in cash and invested $1.6 million in our two joint ventures, CIBER and Software AG.

In 2006 we sold our remaining interest in Brainbench for $0.6 million. In 2005, we sold our Canadian Staffing operation for net cash proceeds of $9.3 million. We also sold our remaining shares of Scansoft for $0.7 million. In 2004, we sold our Australian operations and Direct Resources Inc. for net cash proceeds of $7.2 million. We also sold a tract of land in India for $4.8 million.

We have increased our short-term investment portfolios by approximately $0.8 million for the year ended December 31, 2006 and decreased our portfolios by $4.9 million and $4.3 million for the years ended December 31, 2005 and 2004, respectively. In 2006, we have been able to increase our short term investments due to increases in cash. In 2005 and 2004, we used our short term investments for capital additions for our Whitefield campus in India.

Financing Activities

Cash provided by financing activities was $1.9 million, $0.9 million and $3.0 million for the years ended December 31, 2006, 2005 and 2004, respectively. Sources of cash related to stock option exercises were $1.9 million, $1.2 million and $1.9 million in 2006, 2005 and 2004, respectively. These sources of cash were partially offset in 2006 and 2005 by vehicle lease costs of $0.1 million and $0.3 million, respectively. In 2004, we issued 220,783 shares of iGS stock to Concours for proceeds of $1.1 million. Tax benefits recognized in conjunction with the adoption of SFAS 123(R) in 2006 were $0.3 million.

The PNC Facility was renewed on September 14, 2006 for 365 days. Our borrowing availability under the PNC Facility is $35.0 million and is unsecured. As part of our agreement with PNC, we are required to maintain domestic cash and cash equivalents and short-term investments of at least $35.0 million, maintain net tangible worth of at least $100 million and maintain a liquidity ratio of not less than 1.5 to 1.0. The liquidity ratio is the sum of domestic cash and accounts receivable divided by total liabilities. We have no outstanding borrowings on the PNC Facility at December 31, 2006.

Restructurings

We restructured our businesses in 2005, 2004, 2002 and 2001. As a result of these restructurings, we will be required to make cash payments in future years. The nature of the payments and the reasons for the restructurings are discussed more fully in Note 6 to the Consolidated Financial Statements. The following table details the cash payments that we will be required to make in the future years:

	2007	2008	2009	2010	2011	Thereafter
	(Dollars in thousands)
Leases costs of office closure	$497	$—	$—	$—	$—	$—

Unless otherwise discussed, we did not use our cash reserves for any other significant financing or investing activities, with the exception of cash being transferred from money-market accounts or other short-term investments (purchases of $20.9 million and sales of $20.1 million), certain capital expenditures that were incurred during the normal course of business (net additions of $10.0 million) and the exercise of employee stock options of $1.9 million.

Contractual Obligations

As part of our acquisition of ICRI, we may be required to fund their existing operations for a total amount of up to $3.0 million, based upon mutually agreed upon operating needs. We funded $0.5 million of this requirement in 2006, $0.3 million and $0.5 million in 2005 and 2004, respectively.

We also have financial commitments related to existing leases on our occupied space. Our commitments are as follows:

	2007	2008	2009	2010	2011	Thereafter
	(Dollars in thousands)
Leases	$3,490	$2,591	$1,539	$1,070	$817	$994

We are nearing completion of Phase III of our campus located in Bangalore, and this facility should be ready for occupancy in April 2007. Total estimated costs of the project will approximate $7.5 million. Phase I was completed in February 2005 and Phase II was completed in December 2005. We have funded the project through a combination of available cash reserves and short-term investments.

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

We attempt to limit our exposure to changing Rupee rates mainly through financial market transactions. These transactions may include entering into forward or option contracts to hedge existing exposures. The instruments are used to reduce risk by essentially creating offsetting currency exposures. The following table presents information related to foreign currency contracts held by the Company:

LIST OF OUTSTANDING HEDGE TRANSACTIONS ON DECEMBER 31, 2006

	Maturity Date Ranges	Strike Price at Rupee Rate Ranges	Amount		Option	Net Unrealized Gains/(Losses) December 31, 2006
			(Dollars in Thousands)
FORWARD CONTRACTS
From:	January 29, 2007	45.00
To:	May 31, 2007	45.69

Subtotal			$20,858			$310

CURRENCY OPTION CONTRACTS
From:	January 2, 2007	44.40	$1,000		Buy/Sell Put
To:	January 2, 2007	44.77	$2,000		Buy/Sell Call

Subtotal			$3,000			$12

PRINCIPAL SWAPS
	March 30, 2007		$978	USD		$(2)
			1,500	SGD

	March 30, 2007		$659	USD		$—
			500	EURO

	March 30, 2007		$4,740	USD		$—
			5,500	CAD

Subtotal						$(2)

Total						$320

The net unrealized gains/(losses) were calculated using a Rupee exchange rate of 44.111.

As of December 31, 2006, iGS’s forward contracts to hedge intercompany cash flows will mature within one year. As each contract matures, iGS will receive Rupees at the contracted (“strike price”) rate while delivering the USD equivalent of Rupees at the prevailing Rupee exchange rate. Contracts that meet qualifying criteria are accounted for as foreign currency cash flow hedges. Accordingly, the effective portion of gains and losses is deferred as a component of other comprehensive loss and is recognized in earnings at the time the hedged item affects earnings. Any gains and losses due to hedge ineffectiveness or related to contracts which do not qualify for hedge accounting are recorded in current period earnings in “other income and expense”. At December 31, 2006 these option contracts did not meet qualifying criteria to receive hedge accounting and, as such, iGS appropriately recorded an asset for the net unrealized gain of $0.3 million. For the year ended December 31, 2006, iGS recognized a gain of $0.6 million. For the year ended December 31, 2005, iGS recognized a loss of ($1.0) million.

As of December 31, 2006, iGS’s option contracts to hedge intercompany cash flows will mature within one year. As each contract matures and dependent upon prevailing Rupee exchange rates, iGS will either buy USDs at each contracted “put” strike price or sell USDs at each contracted “call” strike price. Contracts that meet qualifying criteria are accounted for as foreign currency cash flow hedges. Accordingly, the effective portion of gains and losses is deferred as a component of other comprehensive loss and is recognized in earnings at the time the hedged item affects earnings. Any gains and losses due to hedge ineffectiveness or related to contracts which do not qualify for hedge accounting are recorded in current period earnings in other income and expense. At December 31, 2006 these forward contracts did not meet qualifying criteria to receive hedge accounting and, as such, iGS appropriately recorded an asset for the net unrealized gain of less than $0.1 million. For the year ended December 31, 2006, iGS recognized a gain of $0.9 million. For the year ended December 31, 2005, iGS recognized loss of ($0.6) million.

As of December 31, 2006, iGS’s principal swaps to hedge intercompany debt from iGS to the Company will mature within one year. Contracts that meet qualifying criteria are accounted for as foreign currency cash flow hedges. Accordingly, the effective portion of gains and losses is deferred as a component of other comprehensive loss and is recognized in earnings at the time the hedged item affects earnings. Any gains and losses due to hedge ineffectiveness or related to contracts which do not qualify for hedge accounting are recorded in current period earnings in other income and expense. At December 31, 2006, the principal swaps to hedge intercompany debt did not meet qualifying criteria to receive hedge accounting. For the year ended December 31, 2006, iGS recognized a loss of ($0.3) million. For the year ended December 31, 2005, iGS recognized a gain of $0.2 million.

Substantially all of the Company’s foreign affiliates’ financial instruments are denominated in their respective functional currencies. (See Note 3 to the Consolidated Financial Statements.)

Interest Rate Sensitivity

The Company is exposed to changes in interest rates primarily as a result of its investing activities used to maintain liquidity and fund business operations. The nature and amount of the Company’s long-term and short-term debt can be expected to vary as a result of future business requirements, market conditions and other factors.

Effect of Hypothetical 10% Fluctuation In Market Prices

Our primary net foreign currency exposure is the Rupee (“INR”). The fair value of foreign exchange contracts is subject to changes in foreign currency exchange rates.

As of December 31, 2006, the potential gain or loss in the fair value of the Company’s outstanding foreign currency contracts assuming hypothetical 5%, 2% and 1% fluctuations in currency rates would be approximately:

	Valuation given X% decrease in Rupee / USD rate			Fair Value as of December 31, 2006	Valuation give X% increase in Rupee / USD rate
	(5%)	(2%)	(1%)		1%	2%	5%
Rupee to USD rate	41.906	43.229	43.670	44.111	44.552	44.993	46.317
Derivative Instruments	$1.8	$0.9	$0.6	$0.3	$0.0	$(0.3)	$(1.2)

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

For all significant foreign operations, the functional currency is the local currency. Assets and liabilities of these operations are translated at the exchange rate in effect at each period end. Statement of Operations accounts are translated at the average exchange rate prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included as a component of other comprehensive income (loss). Realized gains and losses from foreign currency transactions are included in net loss for the periods presented. Exchange rate transaction gains (losses) did not have a significant impact on operations for the year ended December 31, 2006.

Seasonality

Our operations are generally not affected by seasonal fluctuations. However, our consultants’ billable hours are affected by national holidays and vacation policies, which vary by country and by operating company.

Economic Trends and Outlook

Recent reporting data that focused on worldwide IT spending indicates that the IT industry is expected to grow 6% year-over-year to total approximately $800 billion through 2009.

We are committed to the BPO market so evidenced by our construction of our Whitefield campus, and our 2004 acquisitions that focused on serving the BPO market. We believe we have the necessary infrastructure in place to take advantage of our opportunities in the BPO market.

Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No.48, “Accounting for Uncertainty in Income Taxes (as amended)” (“FIN 48”), an interpretation of SFAS 109. Fin 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The evaluation of a tax position in accordance with this Interpretation is a two-step process. The first step is recognition: The enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is measurement: A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect of the provision of this statement on its Consolidated Financial Statements.

In September 2006, the Financial Accounting Standards Board issued FASB Statement No. 157 “Fair Value Measurements” (“FASB 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company is currently evaluating the effect of the provision of this statement on its Consolidated Financial Statements.

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

The Company’s Consolidated Financial Statements for the year ended December 31, 2006 have been audited by BDO Seidman LLP, Independent Registered Public Accounting Firm, whose report thereon appears on page 39 of this Form 10-K.

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

Pittsburgh, Pennsylvania

We have audited the accompanying consolidated balance sheets of iGate Corporation as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the two years in the period ended December 31, 2006. We have also audited the accompanying Schedule II, Valuation of Qualifying Accounts for each of the two years in the period ended December 31, 2006. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements and schedule referred to above present fairly, in all material respects, the financial position of iGate Corporation at December 31, 2006 and 2005 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

We have also audited the adjustments to the 2004 financial statements to retrospectively apply the realignment of reporting segments as described in Note 16. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2004 financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance of the 2004 financial statements taken as a whole.

As discussed in Note 11 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, as of January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of iGate Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2007 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Milwaukee, Wisconsin

March 13, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of iGATE Corporation:

In our opinion, the consolidated statements of operations, shareholders’ equity and comprehensive loss and cash flows for the year ended December 31, 2004, before the effects of the adjustments to retrospectively reflect the change in the composition of reportable segments described in Note 16, present fairly, in all material respects, the results of operations and cash flows of iGate Corporation and its subsidiaries for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America (the 2004 financial statements before the effects of the adjustments discussed in Note 16 are not presented herein). In addition, in our opinion, the financial statement schedule for the year ended December 31, 2004 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit, before the effects of the adjustments described above, of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively reflect the change in the composition of reportable segments described in Note 16 and accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.

/s/    PRICEWATERHOUSECOOPERS LLP

Pittsburgh, Pennsylvania

April 29, 2005

iGATE CORPORATION

CONSOLIDATED BALANCE SHEETS

	At December 31,
	2006	2005
	(Dollars in thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$52,154	$45,837
Short-term investments	31,826	30,798
Accounts receivable, net of allowance for uncollectible accounts of $1,090 and $1,776, respectively	43,035	39,456
Unbilled receivables	10,343	10,023
Employee advances	1,126	1,140
Prepaid and other current assets	6,574	6,097
Prepaid income taxes	380	1,060
Deferred income taxes	1,111	1,058

Total current assets	146,549	135,469

Investments in unconsolidated affiliates	1,398	1,050

Land, building, equipment and leasehold improvements, at cost:
Land and building	10,983	9,976
Equipment	56.476	53,088
Leasehold improvements	4,489	3,138

	71,948	66,202
Less—accumulated depreciation	(42,081)	(37,663)

Net land, building, equipment and leasehold improvements	29,867	28,539

Goodwill	11,014	8,851
Intangible assets, net	1,946	3,565

Total assets	$190,774	$177,474

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,997	$5,958
Accrued payroll and related costs	17,966	16,304
Accrued income taxes	646	—
Other accrued liabilities	8,591	8,163
Restructuring reserve	497	2,355
Deferred revenue	465	362

Total current liabilities	33,162	33,142
Restructuring reserve	—	2,422
Other long-term liabilities	406	422
Deferred income taxes	9,483	9,718

Total liabilities	43,051	45,704

Minority interest	14,372	14,098
Shareholders’ equity:
Preferred Stock, without par value: 20,000,000 shares authorized, 1 share of Series A Preferred Stock held in treasury in 2006 and 2005, respectively	—	—
Common Stock, par value $0.01 per share: 100,000,000 shares authorized, 54,021,670 and 53,756,638 shares issued at December 31, 2006 and 2005, respectively	540	538
Additional paid-in capital	167,626	162,278
Accumulated deficit	(21,037)	(29,741)
Deferred compensation	—	(1,119)
Common Stock held in treasury, at cost, 990,102 shares at December 31, 2006 and 2005, respectively	(14,714)	(14,714)
Accumulated other comprehensive income	936	430

Total shareholders’ equity	133,351	117,672

Total liabilities and shareholders’ equity	$190,774	$177,474

The accompanying notes are an integral part of these Consolidated Financial Statements.

iGATE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands, except per share data)
Revenues	$283,588	$275,992	$264,585
Cost of revenues	210,212	205,110	197,577

Gross margin	73,376	70,882	67,008
Selling, general and administrative	69,620	67,483	82,079
Gain on sale of land	—	—	(3,615)
Restructuring (recovery) charges	(3,062)	(481)	5,805

Income (loss) from operations	6,818	3,880	(17,261)
Interest income	3,311	2,123	901
Interest expense	(121)	(204)	(143)
Other income (expense), net	802	(2,194)	616
Equity in income (losses) of affiliated companies	317	338	(335)
Minority interest	(752)	(261)	(677)
Gain on sale of stock of subsidiary	—	5,549	—
Gain (loss) on venture investments and affiliated companies, net	578	(2,149)	—

Income (loss) before income taxes	10,953	7,082	(16,899)
Income tax expense	2,249	113	5,130

Income (loss) from continuing operations	8,704	6,969	(22,029)
Income from discontinued operations, net of income taxes	—	—	3,818

Net income (loss)	$8,704	$6,969	$(18,211)

Net earnings (loss) per common share, basic:
Earnings (loss) from continuing operations	$0.16	$0.13	$(0.42)
Earnings from discontinued operations	—	—	0.07

Net earnings (loss)—basic	$0.16	$0.13	$(0.35)

Net earnings (loss) per common share, diluted:
Earnings (loss) from continuing operations	$0.16	$0.13	$(0.42)
Earnings from discontinued operations	—	—	0.07

Net earnings (loss)—diluted	$0.16	$0.13	$(0.35)

Weighted average common shares, basic	52,939	52,530	52,721

Weighted average common shares, diluted	53,278	52,734	52,721

The accompanying notes are an integral part of these Consolidated Financial Statements.

iGATE CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

	Common Stock		Series A Preferred Shares	Additional Paid-in Capital	Accumulated (Deficit)	Deferred Compensation	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Comprehensive Income/(Loss)
	Shares	Par Value
	(Dollars in thousands)
Balances, December 31, 2003	51,823,908	$529	—	$160,336	$(18,499)	$(8,933)	$(14,714)	$3,416	$122,135

Exercise of stock options, including tax benefit recognized of $0.3 million	178,173	1	—	802	—	—	—	—	803
Treasury stock transactions	(25,659)	—	—	—	—	—	—	—	—
Shares issued to employees	455,924	4	—	1,327	—	—	—	—	1,331
Restricted stock award	80,000	1	—	293	—	(294)	—	—	—
Modification of Quintant acquisition agreement	—	—	—	(1,413)	—	—	—	—	(1,413)
Amortization of deferred compensation	—	—	—	—	—	7,293	—	—	7,293
Comprehensive (loss):
Unrealized loss on investments, net of tax	—	—	—	—	—	—	—	(73)	(73)	$(73)
Reclassification adjustment for gains realized in net loss	—	—	—	—	—	—	—	(121)	(121)	(121)
Currency translation adjustment	—	—	—	—	—	—	—	(44)	(44)	(44)
Net loss	—	—	—	—	(18,211)	—	—	—	(18,211)	(18,211)

										$(18,449)

Balances, December 31, 2004	52,512,346	$535	—	$161,345	$(36,710)	$(1,934)	$(14,714)	$3,178	$111,700

Exercise of stock options, including tax benefit recognized of $0.1 million	254,190	3	—	933	—	—	—	—	936
Amortization of deferred compensation	—	—	—	—	—	815	—	—	815
Comprehensive (loss) income:
Reclassification adjustment for gains realized in net income	—	—	—	—	—	—	—	(65)	(65)	$(65)
Currency translation adjustment	—	—	—	—	—	—	—	(2,683)	(2,683)	(2,683)
Net income	—	—	—	—	6,969	—	—	—	6,969	6,969

										$4,221

Balances, December 31, 2005	52,766,536	$538	—	$162,278	$(29,741)	$(1,119)	$(14,714)	$430	$117,672

Exercise of stock options, including tax benefit recognized of $0.1 million	250,032	2	—	994	—	—	—	—	996
Reclassification of deferred compensation	—	—	—	(1,119)	—	1,119	—	—	—
iGATE stock-based compensation expense	15,000	—	—	938	—	—	—	—	938
Subsidiary option activity and stock based compensation expense		—	—	4,535	—	—	—	—	4,535
Comprehensive income:
Currency translation adjustment	—	—	—	—	—	—	—	506	506	506
Net income	—	—	—	—	8,704	—	—	—	8,704	8,704

										$9,210

Balances, December 31, 2006	53,031,568	$540	—	$167,626	$(21,037)	$—	$(14,714)	$936	$133,351

(1)	The Company has reclassified all stock held in Treasury to reflect only outstanding common stock.

The accompanying notes are an integral part of these Consolidated Financial Statements.

iGATE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Operations:
Net income (loss)	$8,704	$6,969	$(18,211)
Adjustments to reconcile net income (loss) to cash provided (used) by operations:
(Income) from discontinued operations, net of tax	—	—	(3,818)
Depreciation and amortization	10,851	10,915	8,720
Gain on sale of stock of subsidiary	—	(5,549)	—
Gain on sale of land	—	—	(3,615)
Gain on other investments	(108)	(206)	—
Realized and unrealized (gain) loss on derivative instruments	(1,547)	1,263	—
Bad debt (recovery) expense	286	(949)	2,735
Deferred income taxes, net	(522)	1,017	2,972
Gain (loss) on venture investments and affiliated companies, net	(578)	2,149	—
Loss on impairment of property and equipment	—	—	373
Equity in (income) losses of affiliated companies	(317)	(338)	335
Minority interest	752	261	677
Stock issued to employees	—	—	1,331
Discount on stock sold to employees	—	606	1,811
Amortization of deferred compensation	4,009	815	7,293
Working capital items excluding effects of divestitures:
Accounts receivable and unbilled receivables	(3,239)	3,909	(15,565)
Employee advances	36	167	689
Prepaid and other current assets	(360)	(822)	1,320
Accounts payable	(1,154)	1,248	(590)
Accrued and other current liabilities	2,325	(4,865)	8,042
Restructuring reserves	(4,751)	(2,273)	(2,891)
Deferred revenue	94	(274)	(369)

Net cash flows provided (used) by continuing operations	14,481	14,043	(8,761)

Cash flows (used) provided by discontinued operations	—	(88)	1,002

Net cash flows provided (used) by operating activities	14,481	13,955	(7,759)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to equipment and leasehold improvements, net	(9,978)	(12,199)	(14,934)
Purchases of investments	(20,889)	(22,347)	(36,359)
Sales of investments	20,108	27,288	40,689
Sales of investments in unconsolidated affiliates	578	678	—
Investments in unconsolidated affiliates	—	—	(1,612)
Acquisitions, net of cash acquired	286	—	(648)
Proceeds from sale of land	—	—	4,780
Proceeds from sale of affiliates, net of cash	—	9,310	7,180

Net cash flows (used) provided by investing activities	(9,895)	2,730	(904)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on secured financing	(78)	(301)	—
Proceeds from issuance of stock by subsidiary	—	—	1,092
Net proceeds from exercise of stock options	1,936	1,166	1,880

Net cash flows provided by financing activities	1,858	865	2,972

Effect of currency translation	(127)	86	(2,241)

Net change in cash and cash equivalents	6,317	17,636	(7,932)
Cash and cash equivalents, beginning of year	45,837	28,201	36,133

Cash and cash equivalents, end of year	$52,154	$45,837	$28,201

SUPPLEMENTAL DISCLOSURE:
Cash payments for income taxes	$283	$1,218	$576

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized gain (loss) on investments and derivative instruments	$320	$(1,237)	$(194)

Capitalized leases	$343	$301	$769

The accompanying notes are an integral part of these Consolidated Financial Statements.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2006 AND 2005

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

(d) Reclassifications

Certain amounts in previously issued financial statements were reclassified to conform to 2006 presentations.

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

(g) Accounts Receivable and Unbilled Receivables

The Company extends credit to clients based upon management’s assessment of their creditworthiness. Substantially all of the Company’s revenues (and the resulting accounts receivable) are from Global 2000 companies, major systems integrators and governmental agencies.

Unbilled receivables represent amounts recognized as revenues for the periods presented based on services performed in accordance with the terms of client contracts that will be invoiced in subsequent periods.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2006 AND 2005

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

(j) Investments in Unconsolidated Affiliates

The Company accounts for its investments in marketable equity securities in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). The Company has determined that certain of its investments in marketable equity securities are classified as available-for-sale and recorded at fair value, utilizing the investments closing price at each reporting period. These investments are recorded on the balance sheet at market value, with the unrealized gains or losses, net of tax, reported as a component of accumulated other comprehensive income in the Consolidated Statement of Shareholders’ Equity and Comprehensive Income (Loss). The unrealized gain or loss is the difference between the Company’s original cost for an investment and the investment’s fair value at each reporting period. Realized gains or losses on securities sold are calculated using the specific identification method.

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

In evaluating these factors above, management presumes a decline in value to be other-than-temporary if the market price of the security is 20% or more below the investment’s cost basis for a period of six months or more (the “20% criteria”). However, the presumption of an other-than-temporary decline in these instances may be overcome if there is persuasive evidence indicating that the decline is temporary in nature (e.g., strong operating performance of investee, historical volatility of investee, etc.). Additionally, there may be instances where impairment losses are recognized even if the 20% criteria is not satisfied (e.g., plan to sell the security in the near term and the fair value is below the Company’s cost basis). No such impairment losses were incurred in 2006 or 2005 or 2004.

For investments accounted for using the cost or equity method of accounting, management evaluates information (e.g., budgets, business plans, financial statements, etc.) in addition to quoted market price, if any, in determining whether an other-than-temporary decline in value exists. Factors indicative of an other-than-temporary decline include recurring operating losses, credit defaults and subsequent rounds of financings at an amount below the cost basis of an investment. This list is not all inclusive and management weighs all

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2006 AND 2005

quantitative factors in determining if an other-than-temporary decline in value of an investment has occurred. In 2005, the Company recorded an impairment of $2.5 million on its investment in Concours, Inc. There were no impairments recorded in 2006 or 2004.

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

(l) Goodwill and Intangible Assets

Goodwill is the excess of purchase price over the value of the net assets acquired but will be subject to an annual impairment assessment of their carrying value, or more frequently if circumstances change. Under SFAS 142, Goodwill and Other Intangible Assets, goodwill and intangibles with indefinite useful lives are no longer amortized but will be subject to, at a minimum, an annual impairment assessment of their carrying value. Under SFAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. Estimated fair values of reporting units underlying the segments were estimated using either a discounted cash flow methodology, recent comparable transactions or a combination thereof. There were no impairments for the years presented.

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

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2006 AND 2005

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

The Company has not provided for U.S. deferred income taxes or foreign withholding tax on basis differences in its non-U.S. subsidiaries of $4.8 million that result primarily from undistributed earnings the Company intends to reinvest indefinitely. Determination of the deferred income tax liability on these basis differences is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

(n) Minority Interest

Minority interest represents the proportionate share of outside equity holders. At December 31, 2006 and 2005, the Company had outside equity holders for the following Companies:

	Percentage Outside Ownership
	2006	2005
iGATE Global Solutions Ltd. (“iGS”)	18.2%	18.4%
Quintant, Inc. (Quintant)	18.2%	18.4%
iGATE Clinical Research International Private Ltd. (“ICRI”)	5%	5%
LoanPro	49.0%	—

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

Revolving credit facility—The carrying amount approximates market value. The outstanding balance is reflected at its outstanding face value, excluding unpaid accrued interest at an interest rate range, dependent upon the level of borrowings, at the lesser of the current LIBOR rate +1.00% to +2.50% or the Prime rate +0.50%, calculated on a per annum basis.

Accounts payable—The carrying amount approximates market.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2006 AND 2005

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

The Company recorded $1.5 million in other income in 2006 and $1.3 million in other expense in 2005 related to its foreign currency hedging transactions.

(q) Stock-Based Employee Compensation

The Company recognizes compensation expense for all stock-based awards, using a fair value approach as prescribed in SFAS No. 123(R) Share Based Payments. The impact of the adoption is more fully described in Note 11 Stock Based Compensation.

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

(s) Revenue Recognition

The Company recognizes revenue on time-and-materials contracts as the services are performed. Revenue is earned when the Company’s consultants are working on projects. Revenue recognition is negatively impacted by national holidays and consultant vacation and sick days. Revenues on fixed-price contracts are recognized using the proportional performance method. Performance is determined by relating the actual cost of work performed to date to the estimated total cost for each contract and revenue is recognized based upon costs incurred by the Company’s consultants during the period. The Company follows this revenue recognition method for fixed-price contracts because there is a direct and consistent relationship between the service patterns and services provided to the customer and the direct costs incurred to provide such services. If the Company’s cost estimates indicate a loss on a particular fixed-price contract, we record a provision for the estimated loss without regard to the stage of completion. Changes in job performance, conditions and estimated profitability may result in revisions to costs and revenues and are recognized in the period in which the changes are identified. Contracts with deliverables or project milestones recognize revenue as the deliverables or project milestones are achieved. Contracts with deliverables or project milestones can provide for certain penalties if the deliverables or project milestones are

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2006 AND 2005

not met within contract timelines. Certain maintenance type contracts with no stated deliverables, with a designated workforce assigned, recognize revenues on a straight-line basis over the life of the contract, which are typically one year in duration. Revenue on these contracts is ratable and predetermined based upon the negotiated contract.

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

(u) Issuance of Stock by Subsidiaries

All issuances of subsidiary stock options or restricted stock and stock compensation expense recorded in accordance with SFAS 123(R) are treated as equity transactions.

(v) Acquisitions

The Company’s acquisitions are accounted for using the purchase method. The purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair market values. Any excess purchase price over the fair market value of the net assets acquired is recorded as goodwill. For all acquisitions, operating results are included in the Consolidated Statements of Operations since the dates of the acquisitions. See Note 12 for additional information.

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

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2006 AND 2005

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

(y) Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No.48, “Accounting for Uncertainty in Income Taxes (as amended)” (“FIN 48”), an interpretation of SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The evaluation of a tax position in accordance with this Interpretation is a two-step process. The first step is recognition: The enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is measurement: A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect of the provision of this statement on its Consolidated Financial Statements.

In September 2006, the Financial Accounting Standards Board issued FASB Statement No. 157 “Fair Value Measurements” (“FASB 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company is currently evaluating the effect of the provision of this statement on its Consolidated Financial Statements.

2.	Restricted Cash and Investments

The Company has short-term investments consisting of money market funds and corporate bonds that totaled $31.8 million and $30.8 million at December 31, 2006 and 2005, respectively. Approximately $6.8 million and $5.8 million of these funds at December 31, 2006 and 2005 are to be used exclusively by iGS due to Indian governmental restrictions.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2005 AND 2004

The Company had compensating balances classified on the Consolidated Balance Sheet as short-term investments which consisted of money market funds that totaled $25.0 million at December 31, 2005 related to its 2005 Credit Facility. There were no restrictions on cash in 2006, when the Company’s Credit Facility was renewed. The Credit Facility is more fully discussed in Note 7.

3.	Derivative Instruments and Hedging Activities

Summarized below are derivatives instruments consisting of foreign exchange contracts and a principal only SWAP agreement at December 31, 2006. Fair values are based on quoted market prices at prevailing exchange rates and other available market information.

LIST OF OUTSTANDING HEDGE TRANSACTIONS ON DECEMBER 31, 2006

	Maturity Date Ranges	Strike Price at Rupee Rate Ranges	Amount		Option	Net Unrealized Gains/(Losses) December 31, 2006
			(Dollars in Thousands)
FORWARD CONTRACTS
From:	January 29, 2007	45.00
To:	May 31, 2007	45.69

Subtotal			$20,858			$310

CURRENCY OPTION CONTRACTS
From:	January 2, 2007	44.40	$1,000		Buy/Sell Put
To:	January 2, 2007	44.77	$2,000		Buy/Sell Call

Subtotal			$3,000			$12

PRINCIPAL SWAPS
	March 30, 2007		$978	USD		$(2)
			1,500	SGD

	March 30, 2007		$659	USD		$—
			500	EURO

	March 30, 2007		$4,740	USD		$—
			5,500	CAD

Subtotal						$(2)

Total						$320

The net unrealized gains/(losses) were calculated using a Rupee Exchange rate of 44.111.

As of December 31, 2006, iGS’s forward contracts to hedge intercompany cash flows will mature within one year. As each contract matures, iGS will receive Rupees at the contracted (“strike price”) rate while delivering the USD equivalent of Rupees at the prevailing Rupee exchange rate. Contracts that meet qualifying criteria are accounted for as foreign currency cash flow hedges. Accordingly, the effective portion of gains and losses is deferred as a component of other comprehensive loss and is recognized in earnings at the time the hedged item affects earnings. Any gains and losses due to hedge ineffectiveness or related to contracts which do not qualify for hedge accounting are recorded in current period earnings in “other income and expense”. At December 31, 2006 these option contracts did not meet qualifying criteria to receive hedge accounting and, as such, iGS appropriately recorded an asset for the net unrealized gain of $0.3 million. For the year ended

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2005 AND 2004

December 31, 2006, iGS recognized a gain of $0.6 million. For the year ended December 31, 2005, iGS recognized a loss of ($1.0) million.

As of December 31, 2006, iGS’s option contracts to hedge intercompany cash flows will mature within one year. As each contract matures and dependent upon prevailing Rupee exchange rates, iGS will either buy USDs at each contracted “put” strike price or sell USDs at each contracted “call” strike price. Contracts that meet qualifying criteria are accounted for as foreign currency cash flow hedges. Accordingly, the effective portion of gains and losses is deferred as a component of other comprehensive loss and is recognized in earnings at the time the hedged item affects earnings. Any gains and losses due to hedge ineffectiveness or related to contracts which do not qualify for hedge accounting are recorded in current period earnings in other income and expense. At December 31, 2006 these option contracts did not meet qualifying criteria to receive hedge accounting and, as such, iGS appropriately recorded an asset for the net unrealized gain of less than $0.1 million. For the year ended December 31, 2006, iGS recognized a gain of $0.9 million. For the year ended December 31, 2005, iGS recognized a loss of ($0.6) million.

As of December 31, 2006, iGS’s principal swaps to hedge intercompany debt from iGS to the Company will mature within one year. Contracts that meet qualifying criteria are accounted for as foreign currency cash flow hedges. Accordingly, the effective portion of gains and losses is deferred as a component of other comprehensive loss and is recognized in earnings at the time the hedged item affects earnings. Any gains and losses due to hedge ineffectiveness or related to contracts which do not qualify for hedge accounting are recorded in current period earnings in other income and expense. At December 31, 2006, the principal swaps to hedge intercompany debt did not meet qualifying criteria to receive hedge accounting. For the year ended December 31, 2006, iGS recognized a loss of ($0.3) million. For the year ended December 31, 2005, iGS recognized a gain of $0.2 million.

Substantially all of the Company’s foreign affiliates’ financial instruments are denominated in their respective functional currencies. Accordingly, exposure to exchange risk on foreign currency financial instruments is not material.

4.	Investments in Unconsolidated Affiliates

The Company’s investments in unconsolidated affiliates, and its percentage of ownership interests, are presented at December 31, 2006, 2005 and 2004, respectively. The investments are grouped by the applicable method of accounting. All ownership interests set forth on the table have been calculated based on the issued and outstanding common stock of each entity, assuming the issuance of common stock on the conversion or exercise of preferred stock and convertible notes, but excluding the effect of unexercised options and warrants.

	Percentage Owned December 31,
	2006	2005	2004
Cost method of accounting:
Air2Web, Inc. (Air2Web)**	7%	14%	14%
Peopleclick, Inc.***	1%	1%	1%
The Concours Group****	4%	4%	4%

Equity method of accounting:
Software AG (India) Private Ltd.	41%	41%	40%

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2005 AND 2004

**	During 2003 and 2002, the Company recorded impairment charges against its investment in Air2Web due to the Company’s belief that there was an other-than-temporary decline in the value of the security. In addition, the Company’s investments in Ordercare, Inc. (“Ordercare”), Bluewater Information Convergence, Inc. (“Bluewater”), Brainbench, Inc. (“Brainbench”), Xpede, Inc. (“Xpede”) and Escend Technologies, Inc. (“Escend”) have been impaired in prior periods to reflect the Company’s belief that no return on capital will be realized.
***	On August 19, 2002, itiliti, a company that was acquired in 2001, sold its assets and liabilities to Peopleclick, Inc. (“Peopleclick”) for approximately 3% of Peopleclick’s outstanding common stock. The Company has a $0 basis in its itiliti shares and has continued to assign a $0 basis to its investment in itiliti. Prior to the August 2002 sale of Peopleclick, the Company owned 49% of itiliti.
****	During the fourth quarter of 2005, the Company recorded an impairment charge related to its investment in Concours.

Carrying Value and Cost Basis of Investments in Unconsolidated Affiliates

The following table summarizes the Company’s investments in unconsolidated affiliates as of December 31, 2006 and 2005. Ownership interests are classified according to applicable accounting methods.

	December 31, 2006		December 31, 2005
	Carrying Value	Cost Basis	Carrying Value	Cost Basis
	(Dollars in thousands)
Equity method of accounting	$808	$191	$472	$172
Cost method of accounting	590	3,020	578	3,020

	$1,398	$3,211	$1,050	$3,192

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

Equity in Income of Affiliated Companies

The Company incurred equity income related to the Software AG joint venture of $0.3 million in 2006 and income of $0.3 million in 2005 related to the CIBER and Software AG joint ventures.

Gain on Sale of Stock of Subsidiaries

On November 15, 2005, the Company sold its wholly owned affiliate, iGATE Mastech Ltd. (“Canada”) for total net proceeds of $9.3 million. On the closing date, the Company received $8.4 million in net cash and $0.9 million in the form of a promissory note and an escrow account that was to be paid once certain conditions subsequent to closing were met. Subsequent to the closing date the Company received $0.5 million of the escrow funds. The outstanding

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2005 AND 2004

promissory note to the Company is $0.4 million. The promissory note is included in the Company’s other assets section of its Consolidated Balance Sheet. The Company recognized a gain on the sale of stock of its subsidiaries in the amount of $5.5 million. The sale of Canada was not a material disposition and did not require pro-forma disclosure.

Components of Other Comprehensive Loss on Available for Sale Securities

The following table summarizes the Company’s changes in other comprehensive loss on available for sale securities as of December 31, 2006, 2005 and 2004 (in thousands):

	2006	2005	2004
Gross unrealized (loss) gain	$—	$—	$(122)
Reclassification adjustment for gains realized in net income	—	(65)	(121)
Taxes allocated to unrealized (gain) loss	—	$—	49

Change in other comprehensive income	$—	$(65)	$(194)

5.    Goodwill and Intangible Assets

The following tables present the reconciliation of changes in the carrying value of goodwill and amortizable intangible assets for the years ended December 31, 2006 and 2005 (in thousands):

	iGATE Solutions	iGATE Professional Services	iGATE Corporate	Consolidated
Goodwill at December 31, 2004	$8,609	$216	$573	$9,398
Foreign currency translation effect	(547)	—	—	(547)

Goodwill at December 31, 2005	8,062	216	573	8,851
Acquisitions	1,874	—	—	1,874
Foreign currency translation effect	289	—	—	289

Goodwill at December 31, 2006	$10,225	$216	$573	$11,014

	December 31, 2006		December 31, 2005
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortizable intangible assets:
Intellectual property	$570	$570	$570	$437
Customer relationships	6,642	4,936	6,642	3,882
Employment contracts	1,720	1,480	1,720	1,105
Other costs	314	314	314	257

Total	$9,246	$7,300	$9,246	$5,681

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2005 AND 2004

Amortization expense related to identifiable intangible assets was $1.6 million, $2.4 million and $2.3 million for the years ended December 31, 2006, 2005 and 2004, respectively. Estimated annual amortization for the years ended December 31, 2007 through 2009 is shown below (in thousands):

2007	$943
2008	$694
2009	$309

6.    Restructuring Charges

In 2006, the Company recovered $0.6 million related to its 2001 restructuring.

In 2004, the Company restructured its Canadian and United Kingdom operations. The Company incurred $0.9 million of early exit costs associated with its Toronto, Canada office. The Company incurred approximately $4.9 million related to the closing of its Red Brigade Ltd. office in Bracknell, UK, which was comprised of $4.6 million of early exit costs associated with the closing and $0.3 million of non cash charges related to write-offs of leasehold improvements associated with the leased property. In 2005, the Company sold its Canadian operation and recovered $0.5 million of costs that were previously recorded as restructuring expenses. In 2006, the Company recovered $2.5 million related to its United Kingdom restructuring.

The components of the restructuring charges and the restructuring accrual at December 31, 2006, 2005 and 2004 are as follows:

(in thousands)	Accrued December 31, 2003	Charged to Expense	Asset Write- downs	Foreign Currency Translation Effect	Cash Expenditures	Accrued December 31, 2004
2004 lease costs of office closure	$—	$5,288	$—	$236	$(170)	$5,354
2004 fixed assets write-downs	—	373	(373)	—	—	—
2004 severance and related items	—	144	—	—	(144)	—
2003 severance and related items	80	—	—	—	(80)	—
2002 lease costs of office closure	1,481	—	—	—	(1,099)	382
2001 severance, bonus and related items	1,805	—	—	14	(1,209)	610
2001 lease costs of office closure	1,292	—	—	20	(189)	1,123

Total	$4,658	$5,805	$(373)	$270	$(2,891)	$7,469

(in thousands)	Accrued December 31, 2004	Credited to Expense	Asset Write- downs	Foreign Currency Translation Effect	Cash Expenditures	Accrued December 31, 2005
2004 lease costs of office closure	$5,354	$(386)	$—	$(417)	$(692)	$3,859
2002 lease costs of office closure	382	—	—	—	(314)	68
2001 severance, bonus and related items	610	—	—	—	(610)	—
2001 lease costs of office closure	1,123	(95)	—	(2)	(176)	850

Total	$7,469	$(481)	$—	$(419)	$(1,792)	$4,777

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2005 AND 2004

(in thousands)	Accrued December 31, 2005	Credited to Expense	Asset Write- downs	Foreign Currency Translation Effect	Cash Expenditures	Accrued December 31, 2006
2004 lease costs of office closure	$3,859	$(2,507)	$—	$471	$(1,326)	$497
2002 lease costs of office closure	68	—	—	—	(68)	—
2001 lease costs of office closure	850	(555)	—	—	(295)	—

Total	$4,777	$(3,062)	$—	$471	$(1,689)	$497

7.	Credit Facilities

On September 14, 2006, the Company renewed its credit facility (“Renewed Facility”) with PNC Bank N.A. (“PNC”). The Renewed Facility provides a maximum loan amount of $35.0 million and is unsecured. The provisions of the Renewed Facility requires the Company to maintain domestic cash and cash equivalents and short-term investments of at least $35.0 million, maintain net tangible worth of at least $100.0 million and maintain a liquidity ratio of not less than 1.5 to 1.0. The liquidity ratio is the sum of domestic cash and accounts receivable divided by total liabilities. The Company had letters of credit outstanding in the amount of $0.4 million and $0.4 million on the Renewed Facility as of December 31, 2006 and 2005, respectively.

8.	Commitments

Lease Commitments

The Company rents certain office facilities and equipment under noncancelable operating leases, which provide for the following future minimum rental payments as of December 31, 2006:

	Outside Parties	Related Parties	Total Amount
	(dollars in thousands)
Period ending December 31,
2007	$3,514	$473	$3,987
2008	2,310	281	2,591
2009	1,539	—	1,539
2010	1,070	—	1,070
2011	817	—	817
Thereafter	994	—	994

Total	$10,244	$754	$10,998

Rental expense was approximately $6.2 million, $6.6 million and $6.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Other Commitments

The Company negotiated a severance bonus for a key executive in connection with a restructuring plan in 2001. At December 31, 2001, the Company recorded a liability in the amount of $2.4 million, which was the present value of the future obligation under the agreement. The interest rate used to discount the liability was 5.75%. The Company paid the executive $0.9 million, $1.3 million and $1.0 million, in 2006, 2005 and 2004, respectively, as part of the agreement. The Company ultimately paid the executive $4.0 million through the expiration of the agreement on October 1, 2006.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2005 AND 2004

As part of the Company’s acquisition of a 95% interest in ICRI, the Company may be required to fund their existing operations for an amount up to $3.0 million, based upon mutually agreed upon operating needs. The Company funded $0.5 million, $0.3 million and $0.5 million in 2006, 2005 and 2004 respectively, and may be required to fund ICRI operations in 2007 and in subsequent years.

The Company is nearing completion of Phase III of its campus located in Bangalore and this facility should be ready for occupancy in April 2007. Total estimated costs of the project will approximate $7.5 million. Phase I was completed in February 2004 and Phase II was completed in December 2005. The Company has funded the project through a combination of available cash reserves and short-term investments.

9.	Contingencies

In the ordinary course of our business, the Company is involved in a number of lawsuits and administrative proceedings. While uncertainties are inherent in the final outcome of these matters, Company management believes, after consultation with legal counsel, that the disposition of these proceedings should not have a material adverse effect on our financial position, results of operations or cash flows.

iGS has entered in to a service agreement with a customer that provides the customer the option to take an equity stake in iGS for up to 5% of iGS’s outstanding voting shares. The customer may purchase iGS shares solely at their discretion and must notify iGS of their intention to purchase within thirty days of the purchase.

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

iGATE Corporation Stock Option Plans

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

As a result of the adoption of SFAS No. 123(R), the Company’s results for the year ended December 31, 2006 include share-based compensation expense of $4.0 million. The total stock-based compensation cost has been included in the Consolidated Statements of Operations within direct costs of $1.8 million and within selling, general and administrative expenses of $2.2 million. The Company has recognized a related tax benefit associated with its share-based compensation arrangements for totaling $0.1 million.

Prior to January 1, 2006, the Company accounted for stock-based compensation plans in accordance with the provisions of APB Opinion No. 25, as permitted by SFAS No. 123, and accordingly did not recognize compensation expense for the issuance of options with an exercise price equal to or greater than the market price at the date of grant. The Company did recognize $0.8 million and $14.3 million of compensation expense for the years ended December 31, 2005 and 2004, respectively, related to a restricted stock grant and discounted stock options. Had the fair value based method as prescribed by SFAS No. 123 been applied by the Company, the effect on net income and earnings per share for the years ended December 31, 2005 and 2004 would have been as follows ($ in thousands, except per share data):

	Year Ended December 31,
	2005	2004
Net income (loss), as reported	$6,969	$(18,211)
Add: Deferred compensation expense reported in earnings	815	14,296
Less: Total stock-based employee compensation expense determined under fair value method for all awards and deferred compensation expense	(2,385)	(15,076)

Proforma net income (loss)	$5,399	$(18,991)

Earnings (loss) per share:
Basic and diluted
As reported	$0.13	$(0.35)

Pro forma	$0.10	$(0.36)

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

On May 25, 2006, the 2006 iGATE Corporation Stock Incentive Plan (the “2006 Plan” and together with the Plan, the “iGATE Plans”) was approved by the Company’s shareholders. This 2006 Plan replaced the Company’s expired Plan and is substantially similar to it. Revisions were made primarily to address changes in applicable law since 2000. The 2006 Plan provides that up to 14.7 million shares of the Company’s common stock shall be allocated for issuance to officers, employees, directors and consultants of the Company and its subsidiaries. At December 31, 2006, there were 14.1 million shares of common stock available for issuance under the 2006 Plan.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2005 AND 2004

A summary of the stock option and restricted stock activity is presented below:

iGATE Stock Incentive Plan	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Options outstanding at December 31, 2003	2,857,215	$8.02
Granted	565,000	3.28
Exercised	(178,173)	2.39
Lapsed and forfeited	(669,723)	10.36

Options outstanding at December 31, 2004	2,574,319	$6.75
Granted	204,500	3.98
Exercised	(254,190)	3.34
Lapsed and forfeited	(323,422)	6.44

Options outstanding at December 31, 2005	2,201,207	$6.93
Granted	100,000	5.41
Exercised	(250,032)	3.47
Lapsed and forfeited	(364,917)	9.99

Options outstanding at December 31, 2006	1,686,258	$6.68	5.7	$4.3

Options vested and expected to vest at December 31, 2006	1,671,761	$6.70	4.2	$4.3

Options exercisable at December 31, 2006	1,127,663	$8.06	4.6	$2.6

iGATE Stock Incentive 2006 Plan	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Options outstanding at December 31, 2005	—	—
Granted	15,000	$6.00
Exercised	—	—
Lapsed and forfeited	—	—

Options outstanding at December 31, 2006	15,000	$6.00	9.6	$—

Options vested and expected to vest at December 31, 2006	15,000	$6.00	9.6	$—

Options exercisable at December 31, 2006	—	—	—	$—

iGATE Stock Incentive 2006 Plan	Restricted Stock	Weighted Average Fair Value
Unvested at December 31, 2005	—	$—
Granted	571,000	4.27
Vested	—	—
Lapsed and forfeited	—	—

Unvested at December 31, 2006	571,000	$4.27

Available for future grants of options and restricted stock	14,114,000

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2005 AND 2004

During 2006, the Company granted 0.6 million shares of performance based restricted stock. Each share is earned only after certain financial targets are met. Each performance target is assessed yearly over a four year to five year period, at which time the shares will be awarded upon achievement of the yearly target. If the performance targets are not met, the shares that were to be awarded for the performance year will be cancelled. If the performance target is achieved, the shares are issued to the recipient. These shares are voting but are subject to forfeiture if performance targets are not achieved or in the event of termination.

During 2006, 2005 and 2004, options covering a total of 0.1 million shares, 0.2 million shares and 0.6 million shares, respectively, of Common Stock were granted under the Plan. Options generally expire ten years from the date of grant or earlier if an option holder ceases to be employed or associated by the Company for any reason.

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

The total intrinsic value of options exercised during 2006 and 2005 was $0.6 million and $0.2 million, respectively. The fair value of stock options vested during 2006, 2005 and 2004 was $0.8 million, $1.1 million and $1.1 million, respectively. The income tax benefit classified as a financing cash inflow for 2006, 2005 and 2004 was $0.1 million, less than $0.1 million and $0.3 million, respectively.

In 2006, the Company recognized $0.9 million of compensation expense associated with the iGATE stock incentive plan in the Company’s Condensed Consolidated Statements of Operations. As of December 31, 2006, approximately $3.4 million of unrecognized compensation cost is expected to be recognized for the unvested shares. This expense is expected to be recognized over a weighted-average period of 1.9 years.

iGATE Stock Options Outstanding at December 31, 2006:

Options Outstanding				Options Exercisable
Range of Exercise Price	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
$ 1.875–$ 1.875	5,000	4.24	$1.875	5,000	$1.875
1.930– 1.930	301,531	4.75	1.930	261,531	1.930
2.010– 2.850	25,000	5.53	2.500	23,125	2.474
2.960– 2.960	235,563	7.64	2.960	117,437	2.960
3.550– 3.680	172,500	8.00	3.656	2,500	3.630
3.700– 4.110	196,988	5.99	3.932	165,269	3.901
4.190– 5.410	194,975	8.79	4.867	44,725	4.924
5.580– 6.000	182,657	7.06	5.629	121,032	5.597
9.000– 15.875	229,768	2.18	13.777	229,768	13.777
17.020– 33.125	157,276	1.79	21.978	157,276	21.978

$ 1.875–$33.125	1,701,258	5.72	$6.675	1,127,663	$8.063

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2005 AND 2004

iGATE options outstanding and exercisable at December 31, 2005 were 2.2 million and 1.5 million, respectively, at prices ranging from $1.875 to $33.125 per share. iGATE options outstanding and exercisable at December 31, 2004 were 2.6 million and 1.5 million, respectively, at prices ranging from $1.875 to $33.125 per share.

In addition, iGATE Global Solutions Limited, the Company’s majority-owned Indian subsidiary (“iGS”) also maintains its own stock option plans. iGS’s stock option plans were approved by its Boards of Directors and are discussed below.

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

Options for each of the above iGS Plans generally vest over a four year period and expire ten years from the date of grant or earlier if an option holder ceases to be employed with iGS, iGS’s holding company or any iGS subsidiary companies.

iGATE Global Solutions Stock Option Plan 1	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Options outstanding at December 31, 2003	2,695,316	$2.77
Granted	—	—
Exercised	(275,717)	2.59
Lapsed and forfeited	(582,976)	2.97

Options outstanding at December 31, 2004	1,836,623	$2.68
Granted	112,750	5.21
Exercised	(137,495)	2.45
Lapsed and forfeited	(319,244)	4.97

Options outstanding at December 31, 2005	1,492,634	$3.11
Granted	713,585	4.70
Exercised	(293,180)	2.30
Lapsed and forfeited	(766,362)	4.41

Options outstanding at December 31, 2006	1,146,677	$3.42	7.2	$5.1

Options vested and expected to vest at December 31, 2006	1,108,524	$3.39	7.3	$4.6

Options exercisable at December 31, 2006	762,066	$3.05	4.3	$5.0

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2005 AND 2004

iGATE Global Solutions Stock Option Plan 2	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Options outstanding at December 31, 2003	1,078,586	$5.59
Granted	1,447,550	5.47
Exercised	—	—
Lapsed and forfeited	(533,801)	5.57

Options outstanding at December 31, 2004	1,992,335	$5.60
Granted	1,705,150	3.93
Exercised	(5,153)	4.87
Lapsed and forfeited	(730,098)	5.34

Options outstanding at December 31, 2005	2,962,234	$4.68
Granted	—	—
Exercised	(20,330)	2.50
Lapsed and forfeited	(1,872,163)	5.18

Options outstanding at December 31, 2006	1,069,741	$4.34	8.0	$3.8

Options vested and expected to vest at December 31, 2006	1,015,771	$4.37	8.2	$3.4

Options exercisable at December 31, 2006	525,688	$4.94	7.7	$3.0

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

On October 10, 2006, iGS exchanged approximately 1.75 million of iGS employee stock options for approximately 0.5 million of iGS restricted stock units. The proposed exchange was approved by iGS’s Board on October 10, 2006. The exchange was not mandatory and was solely the prerogative of each employee. At the date of the exchange the iGS closing stock price was $4.20.

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

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2005 AND 2004

iGATE Global Solutions Restricted Stock Unit Plan	Restricted Stock Units	Weighted Average Fair Value
Unvested at December 31, 2005	—	—
Granted	919,077	$5.19
Exercised	—	—
Lapsed and forfeited	(44,931)	5.19

Unvested at December 31, 2006	874,146	$5.19

Available for future grants of options and restricted stock units	3,453,708

Total available stock options and/or restricted units to be granted for all of the iGS Plans combined cannot exceed 7.5 million shares.

The total intrinsic value of options exercised during 2006 and 2005 was $0.4 million and $0.4 million, respectively. The fair value of stock options vested during 2006, 2005 and 2004 was $3.3 million, $2.9 million and $2.6 million, respectively.

In 2006, the Company recognized $3.1 million of compensation expense associated with the iGS stock option plans in the Company’s Condensed Consolidated Statements of Operations. As of December 31, 2006, approximately $7.7 million of unrecognized compensation cost is expected to be recognized for the unvested shares. This expense is expected to be recognized over a weighted-average period of 1.5 years.

iGATE Global Solutions Stock Options Outstanding at December 31, 2006 Plan 1:

Options Outstanding				Options Exercisable
Range of Exercise Price	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
$ 2.270–$ 2.270	167,894	5.99	$2.270	166,299	$2.270
2.290– 4.540	838,696	7.33	3.330	527,136	3.010
4.560– 6.800	140,087	7.91	5.320	68,631	5.240

$ 2.270–$ 6.800	1,146,677	7.21	$3.420	762,066	$3.050

iGATE Global Solutions Stock Options Outstanding at December 31, 2006 Plan 2:

Options Outstanding				Options Exercisable
Range of Exercise Price	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
$ 2.270–$ 2.270	428,649	8.42	$2.270	130,866	$2.270
4.560– 6.800	489,342	7.83	5.300	281,345	5.310
6.810– 9.070	151,750	7.06	7.080	113,477	7.080

$ 2.270–$ 9.070	1,069,741	7.96	$4.340	525,688	$4.940

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

Year Ended December 31, 2006	iGATE	iGS
Weighted average fair values of options granted during 2006	$3.17	$2.60
Risk-free interest rate	4.65%	7.00%
Expected dividend yield	0.0%	0.5%
Expected life of options	4.5 years	5 years
Expected volatility rate	66.5%	61.8%

Year Ended December 31, 2005	iGATE	iGS
Weighted average fair values of options granted during 2005	$2.76	$3.01
Risk-free interest rate	4.00%	4.00%
Expected dividend yield	0.0%	0.0%
Expected life of options	5 years	4 years
Expected volatility rate	85.4%	63.8%

Year Ended December 31, 2004	iGATE	iGS
Weighted average fair values of options granted during 2004	$3.28	$6.40
Risk-free interest rate	3.5%	3.4%
Expected dividend yield	0.0%	0.0%
Expected life of options	5 years	4 years
Expected volatility rate	89.8%	75.5%

12.	Acquisitions

The following paragraphs describe each of the acquisitions made by the Company during 2006, 2005 and 2004. Descriptions regarding each acquisition will vary dependent upon the complexity of the transaction and materiality and are presented in chronological order. Unless otherwise noted, pro-forma disclosure regarding these purchases have not been provided because they are not material to the operations of the Company.

The Company has calculated each purchase price allocation in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. All purchase price allocations have been finalized at December 31, 2006. All amortizable intangible assets acquired consist of intellectual property, beneficial employment contracts and customer relationships. Please refer to Note 5 for information pertaining to amortization expense.

On April 24, 2006, iGS entered into a Master Services Agreement with LoanPro, LLC (“LoanPro”) to perform offshore mortgage servicing. In conjunction with this agreement, iGS acquired a 5% ownership interest

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2005 AND 2004

in LoanPro for a nominal amount with the option to acquire up to an additional 55%. iGS exercised this option on July 1, 2006 and acquired the additional 55% of LoanPro for a nominal amount. In the third quarter of 2006, iGS consolidated LoanPro’s operations into the iGATE Solutions segment. iGS has loaned $1.1 million to LoanPro as of February 28, 2007. The loan pays 6% interest and is due in 2009. Assets acquired were insignificant and did not require a purchase price allocation. Proforma disclosure was also not required due to immateriality.

During the fourth quarter of 2005, iGS purchased the remaining 51% interest of CIBER, India Pvt. Ltd., (“CIBER”), an India-based joint venture originally started in 2003 by Ciber, Inc. and iGS, for a nominal amount. The acquisition was deemed to be immaterial not requiring pro-forma disclosure. Assets acquired were insignificant and did not require a purchase price allocation.

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

All costs incurred as part of the Modified Quintant Transaction Structure were recorded as compensation expense in the period incurred and are included in the Company’s Consolidated Statements of Operations as part of iGATE Solutions segment.

13.	Discontinued Operations

In 2004, the Company sold two international staffing company subsidiaries, iGATE Australia Pty Ltd. (“iGATE Australia”), headquartered in Sydney, Australia, and Direct Resources Scotland Ltd., (“DRI”) located in Edinburgh, Scotland (the “Dispositions”). In accordance with SFAS 144, these businesses are classified as discontinued operations.

The sale of iGATE Australia was a stock for cash transaction and was completed on June 2, 2004. The Company sold DRI customer and contractor agreements for cash on April 1, 2004. For the year ended December 31, 2004, both operations combined had approximately $20.5 million in revenues with operating income of approximately $0.1 million. The purchase price received in cash for both transactions was approximately $9.8 million.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2005 AND 2004

The following table details selected financial information for the businesses included within discontinued operations (dollars in thousands).

2004
Revenues	$20,540

Income from operations	115
Gain on sale of operations	3,749

Income before income taxes	3,864
Income tax expense	46

Income from discontinued operations	$3,818

14.	Income Taxes

The components of income (loss) from continuing operations before income taxes, as shown in the accompanying Consolidated Statement of Operations, consisted of the following for the years ended December 31, 2006, 2005 and 2004:

	December 31,
	2006	2005	2004
	(Dollars in Thousands)
Income (loss) before income taxes:
Domestic	$(357)	$4,460	$(16,135)
Foreign	11,310	2,622	(764)

Income (loss) before income taxes	$10,953	$7,082	$(16,899)

The provision (benefit) for income taxes from continuing operations, as shown in the accompanying Consolidated Financial Statements, consisted of the following for the years ended December 31, 2006, 2005 and 2004:

	December 31,
	2006	2005	2004
	(Dollars in Thousands)
Current provision(benefit) :
Federal	$1,648	$(2,239)	$(1,344)
State	479	300	15
Foreign	410	1,123	3,352

Total current provision (benefit)	2,537	(816)	2,023

Deferred provision (benefit):
Federal	(1,213)	(3,791)	(4,935)
State	(182)	(519)	(804)
Foreign	14	463	790
Valuation allowance	1,093	4,776	8,056

Total deferred (benefit) provision	(288)	929	3,107

Total provision (benefit) for income taxes	$2,249	$113	$5,130

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2005 AND 2004

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision (benefit) for income taxes from continuing operations for the years ended December 31, 2006, 2005 and 2004 were as follows:

	December 31, 2006		December 31, 2005		December 31, 2004
Income taxes computed at the federal statutory rate	$3,834	35.0%	$2,479	35.0%	$(5,914)	35.0%
State income taxes, net of federal tax benefit	286	2.6	238	3.4	310	(1.8)
Foreign taxes at other than U.S. statutory rate	(3,534)	(32.3)	668	9.4	4,408	(26.1)
Reversal of prior year accrued taxes	—	—	(2,200)	(31.1)	—	—
Minority interest	263	2.4	739	10.4	680	(4.0)
Nondeductible goodwill	55	0.5	145	2.0	213	(1.3)
Nondeductible compensation	238	2.2	253	3.6	239	(1.4)
Capital losses in investments	—	—	(6,891)	(97.3)	(2,524)	14.9
Other—net	14	0.1	(94)	(1.3)	(338)	2.0
Valuation allowance	1,093	10.0	4,776	67.4	8,056	(47.7)

	$2,249	20.5%	$113	1.6%	$5,130	(30.4)%

Under the Indian Income Tax Act, 1961, the Company’s Indian subsidiary is eligible to claim a tax holiday for 10 consecutive assessment years on profits derived from the export of software services from divisions registered under the Software Technology Parks at Bangalore, Chennai and Pune. For the years ended December 31, 2006, 2005 and 2004, the tax holiday resulted in benefits of $2.7 million, $(0.7) million and $0.3 million, respectively, when calculated at the statutory U.S. rate. The benefits of the holiday began to expire for certain of the units in 2005.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2005 AND 2004

The components of the deferred tax assets and liabilities were as follows:

	December 31,
	2006	2005
	(Dollars in Thousands)
Deferred tax assets:
Allowance for doubtful accounts and employee advances	$452	$622
Accrued health benefits	183	29
Accrued vacation and bonuses	861	1,171
Depreciation	167	190
Section 123(R) compensation	267	—
Foreign currency translation adjustments	713	797
Capital losses in investments	14,721	15,057
Deferred compensation	6,202	5,778
Net operating loss carryovers	3,772	2,310
Accrued restructuring charges	—	369
Other	63	75
Valuation allowance	(25,045)	(23,952)

Total deferred tax assets	2,356	2,446

Deferred tax liabilities
Amortization of acquired intangibles	609	995
Prepaid expenses	409	363
Section 481(a) adjustments	—	38
Unrecognized gain on iGATE Global Solutions IPS	9,710	9,710

Total deferred tax liabilities	10,728	11,106

Net deferred tax liability	$8,372	$8,660

Net deferred tax liability	$8,372	$8,660
Plus: net current deferred tax asset	1,111	1,058

Net long-term deferred tax liability	$9,483	$9,718

During 2006 and 2005, the Company reduced certain deferred tax assets generated from capital loss transactions through valuation allowances. The Company believes that sufficient future capital gains will not be generated so as to permit the reversal of the deductible temporary differences.

15.	Earnings per Share

The reconciliation between basic and diluted earnings per common share from continuing operations is as follows:

	Year Ended December 31,
	2006	2005	2004
	(in thousands, except per share data)
Basic earnings (loss) per share:
Net income (loss) from continuing operations	$8,704	$6,969	$(22,029)

Divided by:
Weighted average common shares	52,939	52,530	52,721

Basic earnings (loss) per share from continuing operations	$0.16	$0.13	$(0.42)

Diluted earnings (loss) per share:
Net income (loss) from continuing operations	$8,704	$6,969	$(22,029)

Divided by:
Weighted average common shares	53,278	52,734	52,721

Diluted earnings (loss) per share from continuing operations	$0.16	$0.13	$(0.42)

The number of outstanding options to purchase common shares for which the option exercise prices exceeded the average market price of the common shares aggregated 0.9 million, 1.1 million and 1.3 million shares for the years ended December 31, 2006, 2005 and 2004, respectively. These options were excluded from the computation of diluted earnings per share under the treasury stock method.

In addition, the calculation of diluted earnings per share for 2004 would have included 0.4 million shares for assumed exercise of options under the Company’s share incentive plans. However, because the Company was in a net loss position inclusion of such shares would have been anti-dilutive.

16.	Segment Reporting

The Company’s reportable segments are iGATE Solutions, iGATE Professional Services and iGATE Shared Services. Effective April 1, 2004, we recast our segments to include the operations of Global Financial Services (“GFS”) as part of the iGATE Professional Services (“iPS”) segment. Previously, GFS was included in the iGATE Solutions segment.

As of January 1, 2006, jobcurry operations are included in the iPS segment. jobcurry was previously included as part of iGATE Shared Services. All prior periods have been reclassified to reflect the changes to our segment reporting. Accordingly, revenues of $1.3 million, cost of revenues of $0.7 million, gross margin of $0.6 million, selling, general and administrative expenses of $0.7 million and loss from operations of $(0.1) million have been reclassified from the iGATE Shared Services segment to the iPS Segment for 2005. In addition, revenues of $1.2 million, cost of revenues of $0.5 million, gross margin of $0.7 million, selling, general and administrative expenses of $0.6 million and income from operations of $0.1 million have been reclassified from the iGATE Shared Services segment to the iPS Segment for 2004.

The following discussion also compares our operating segments without the operations of iGATE Australia Pty Ltd. and Direct Resources Ltd., which are being treated as discontinued operations. Prior to their sale in 2004 both entities were part of our iPS operating segment.

iGATE Solutions

The iGATE Solutions segment’s services offerings include offshore outsourcing of IT services, IT systems maintenance and Business Process Outsourcing (“BPO”). Other offerings include enterprise applications implementation and related custom development of applications such as Oracle, SAP and PeopleSoft. The Segment also offers application maintenance outsourcing, business intelligence services and data management and application re-engineering through its offshore development centers (“ODCs”).

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

The iPS segment services North America.

iGATE Shared Services (formerly “iGATE Corporate”)

In 2006, 2005 and 2004, iGATE Shared Services includes the operations of ICRI acquired on February 26, 2003, iGATE Clinical Research International Private Ltd. acquired on October 28, 2003 and corporate and other unallocated costs.

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

The following tables present selected financial information for the Company’s reporting segments, as reclassified for discontinued operations, for the years ended December 31, 2006, 2005 and 2004:

	Year Ended December 31, 2006
	iGATE Solutions	iGATE Professional Services	iGATE Shared Services(1)	Total
	(Dollars in thousands)
External revenues	$169,570	$112,476	$1,542	$283,588
Cost of revenues	122,694	86,594	924	210,212

Gross margin	46,876	25,882	618	73,376
Selling, general and administrative	42,587	16,459	10,574	69,620
Restructuring recovery	(2,507)	(555)	—	(3,062)

Income (loss) from operations	$6,796	$9,978	$(9,956)	$6,818

Other income, net			3,992	3,992
Minority interest			(752)	(752)
Gain on venture investments and affiliated companies			578	578
Equity in income of affiliated companies			317	317

(Loss) income before income taxes			$(5,821)	$10,953

	Year Ended December 31, 2005
	iGATE Solutions	iGATE Professional Services	iGATE Shared Services(1)	Total
	(Dollars in thousands)
External revenues	$138,032	$136,775	$1,185	$275,992
Cost of revenues	97,108	107,354	648	205,110

Gross margin	40,924	29,421	537	70,882
Selling, general and administrative	38,948	17,173	11,362	67,483
Restructuring recovery	—	(481)	—	(481)

Income (loss) from operations	$1,976	$12,729	$(10,825)	$3,880

Other expense, net			(275)	(275)
Minority interest			(261)	(261)
Gain on sale of stock of subsidiary			5,549	5,549
Loss on venture investments and affiliated companies, net			(2,149)	(2,149)
Equity in income of affiliated companies			338	338

(Loss) income before income taxes			$(7,623)	$7,082

	Year Ended December 31, 2004
	iGATE Solutions	iGATE Professional Services	iGATE Shared Services(1)	Total
	(Dollars in thousands)
External revenues	$131,484	$132,439	$662	$264,585
Cost of revenues	92,329	104,637	611	197,577

Gross margin	39,155	27,802	51	67,008
Selling, general and administrative	55,197	17,601	9,281	82,079
Gain on sale of land	(3,615)	—	—	(3,615)
Restructuring charges	4,896	909	—	5,805

(Loss) income from operations	$(17,323)	$9,292	$(9,230)	$(17,261)

Other income, net			1,374	1,374
Minority interest			(677)	(677)
Equity in losses of affiliated companies			(335)	(335)

Loss before income taxes			$(8,868)	$(16,899)

(1)	Shared Services activities include general corporate expenses, interest income and expense, equity in losses of unconsolidated affiliates, minority interest, loss from joint ventures and restructuring charges not identified to a specific segment, and other unallocated charges. The Company evaluates segments based on income (loss) from operations. Since certain administrative and other operating expenses or income sources have not been allocated to the operating business segments, this basis is not necessarily a measure computed in accordance with generally accepted accounting principles and it may not be comparable to other companies.

Total assets by segment were as follows:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
iGATE Solutions	$106,034	$95,010	$101,439
iGATE Professional Services	20,798	21,368	42,360
iGATE Shared Services including discontinued operations	63,942	61,096	36,433

Total assets	$190,774	$177,474	$180,232

Revenue and tangible long-term assets by geographic area consisted of the following:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Revenues:
North America, principally U.S.	$241,433	$235,054	$223,772
Europe	19,123	19,284	22,167
Pacific Rim, principally India	23,032	21,654	18,646

Total revenues	$283,588	$275,992	$264,585

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Tangible long-term assets:
North America, principally U.S.	$1,392	$1,610	$2,511
Europe	131	176	106
Pacific Rim, principally India	28,344	26,753	23,197

Total tangible long-term assets	$29,867	$28,539	$25,814

The following is a concentration of revenues greater than 10% for the periods shown:

	2006	2005	2004
General Electric Company
iGATE Solutions	30%	35%	37%
iGATE Consolidated	18%	18%	19%
Royal Bank of Canada
iGATE Solutions	10%	—	—
TEKsystems, Inc. iGATE Professional Services	13%	—	—
International Business Machine Corp.
iGATE Professional Services	11%	22%	23%
iGATE Consolidated	—	11%	12%
Wachovia Corporation
iGATE Professional Services	—	11%	13%

17.	Quarterly Financial Information (Unaudited)

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

	Three Months Ended
	March 31	June 30	September 30	December 31
	(Dollars in thousands, except per share data)
2006:
Revenues	$67,696	$69,322	$71,954	$74,616
Gross margin	17,182	16,802	18,428	20,964
Income (loss) from operations	300	(377)	1,173	5,722
Income from operations before income taxes	1,651	212	2,053	7,037

Net income (loss)	$1,083	$(406)	$1,550	$6,477

Net earnings (loss) per common share, basic	$0.02	$(0.01)	$0.03	$0.12

Net earnings (loss) per common share, diluted	$0.02	$(0.01)	$0.03	$0.12

2005:
Revenues	$69,601	$67,896	$70,102	$68,393
Gross margin	17,197	16,798	18,930	17,957
(Loss) income from operations	(32)	(576)	1,709	2,779
(Loss) income from operations before income taxes	(519)	(27)	1,997	5,631

Net income (loss)	$1,344	$(286)	$875	$5,036

Net earnings (loss) per common share, basic	$0.03	$(0.01)	$0.02	$0.10

Net earnings (loss) per common share, diluted	$0.03	$(0.01)	$0.02	$0.10

18.	Related Party Transactions

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

The Company has advanced employees $1.1 million and $1.1 million at December 31, 2006 and 2005, respectively. These advances do not exceed $2,500 per employee and are typically deducted from the employee’s salary over a six-month period or until paid in full.

At December 31, 2006, Sunil Wadhwani, CEO and Co-Founder of iGATE Corporation, directly owned 12,738,791 common shares of the Company and indirectly owned 2,562,262 common shares of the Company through various family trusts.

At December 31, 2006, Ashok Trivedi, President and Co-Founder of iGATE Corporation, directly owned 12,961,131 common shares of the Company and indirectly owned 2,339,922 common shares of the Company through various family trusts.

The Company leases office space in the Indian cities of Bangalore, Chennai and Mumbai from Sunil Wadhwani, the Company’s Co-Chairman and Chief Executive Officer, and Ashok Trivedi, the Company’s Co-Chairman and President. Messrs. Wadhwani and Trivedi own various properties jointly and individually. The acquisitions of the real estate and the construction of the office buildings, excluding build-outs of the office space, were financed entirely by Messrs. Wadhwani and Trivedi from personal funds. The leases cover approximately 98,000 square feet, and expire at various times from 2007 through 2008. The total annual rental is approximately $0.5 million. The lease agreements are subject to annual rent escalation, which has been accounted for on a straight-line basis.

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

The certification required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits 31.01 and 31.02, respectively, to this Annual Report on Form 10-K.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the U.S.A. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions or that the degree of compliance with established policies or procedures may deteriorate.

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making its assessment of internal control over financial reporting, management used the criteria described in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based upon this assessment, management believes that the Company’s internal control over financial reporting was effective as of December 31, 2006.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There has been no change in iGATE’s internal control over financial reporting that occurred during the fourth quarter that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting as of December 31, 2006.

Report of Independent Registered Public Accounting Firm on

Internal Control over Financial Reporting

Board of Directors and Stockholders

iGate Corporation

Pittsburgh, Pennsylvania

We have audited management’s assessment, included in the accompanying Management’s Report that iGate Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Standards Board (United States), the consolidated balance sheet of iGate Corporation as of December 31, 2006, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended and our report dated March 13, 2007 expressed an unqualified opinion on those Consolidated Financial Statements.

/s/ BDO Seidman, LLP

Milwaukee, Wisconsin

March 13, 2007

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item, not set forth below, is incorporated herein by reference from the Company’s definitive proxy statement relating to the Annual Meeting of Shareholders scheduled for May 31, 2007, which will be filed with the Commission within 120 days after the close of the Company’s fiscal year ended December 31, 2006 (the “Proxy Statement”).

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

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Company’s Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table provides information as of December 31, 2006 regarding compensation plans and arrangements under which equity securities of iGATE are authorized for issuance.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
	(in thousands except for price)
Equity compensation plans approved by security holders	2,272	$4.99	14,114

Total	2,272	$4.99	14,114

During 2006, the Company adopted the 2006 iGATE Corporation Stock Incentive Plan (the “Plan”). The Plan provides that up to 14.7 million shares of the Company’s Common Stock shall be allocated for issuance to directors, executive management and key personnel.

The other information required by this Item is incorporated by reference to the Company’s Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the Company’s Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item is incorporated herein by reference to the section describing “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) l. Financial Statements

The following Consolidated Financial Statements of the registrant and its subsidiaries are included on pages 41 to 44 and the reports of Independent Registered Public Accounting Firms is included on pages 39 and 40 in this Form 10-K.

Reports of Independent Registered Public Accounting Firms.

Consolidated Balance Sheets—December 31, 2006 and 2005.

Consolidated Statements of Operations—Years ended December 31, 2006, 2005 and 2004.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)—Years ended December 31, 2006, 2005 and 2004.

Consolidated Statements of Cash Flows—Years ended December 31, 2006, 2005 and 2004.

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

The following items appear immediately following the signature pages:

Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts for the three years ended December 31, 2006, 2005 and 2004, respectively.

3. Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index, which is incorporated herein by reference.

iGATE CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	Balance at beginning of period	(Credited) charged to expense	Deductions(1)	Balance at end of period
	(in thousands)
Allowance for Doubtful Accounts:
Year ended December 31, 2006	$1,776	$286	$(972)	$1,090
Year ended December 31, 2005	3,892	(949)	(1,167)	1,776
Year ended December 31, 2004	2,283	2,735	(1,126)	3,892
Deferred Tax Valuation Allowance:
Year ended December 31, 2006	$23,952	$1,462	$(369)	$25,045
Year ended December 31, 2005	19,176	5,086	(310)	23,952
Year ended December 31, 2004	11,120	8,770	(714)	19,176

(1)	Write-offs, net of recoveries, cash payments related to restructurings and the use of capital loss carry forwards and foreign tax credits.

Exhibit	Index Description of Exhibit
3.1	Second Amended and Restated Articles of Incorporation of the Company are incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q, File No. 000-21755, filed on August 14, 2000.

3.2	Amended and Restated Bylaws of the Company are incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q, File No. 000-21755, filed on August 14, 2000.

4.1	Form of certificate representing the Common Stock of the Company is incorporated by reference from Exhibit 4.1 to iGATE Corporation’s Registration Statement on Form S-1, Commission File No. 333-14169, filed on November 19, 1996.

10.1	Form of Employment Agreement by and between the Company and Sunil Wadhwani and Ashok Trivedi is incorporated by reference from Exhibit 10.1 to iGATE Corporation’s Registration Statement on Form S-1, Commission File No. 333-14169, filed on November 19, 1996.*

10.1(a)	Form of Amendment to Employment Agreement by and between the Company and Sunil Wadhwani and Ashok Trivedi is incorporated by reference from Exhibit 10.1(a) to the Annual Report on Form 10-K, File No. 000-21755 filed on March 28, 2001.*

10.2	Executive Employment Agreement dated November 22, 2000 between Steven Shangold and Emplifi, Inc. and iGATE Corporation is incorporated by reference from Exhibit 10.2 to the Annual Report on Form 10-K, File No. 000-21755 filed on March 28, 2001.*

10.2(a)	Employment Agreement Amendment dated September 30, 2001, between Steven Shangold, Emplifi, Inc. and iGATE Corporation filed on April 1, 2002.*

10.3	Employment Agreement dated April 1, 2001 between iGATE Management, Inc., and Michael J. Zugay is incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q, File No 000-21755 filed on August 14, 2001.*

10.4	Second Amended and Restated Stock Incentive Plan is incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, File No. 000-21755, filed on August 14, 2000.*

10.4(a)	Executive Employment Agreement dated August 21, 2003 between Phaneesh Murthy and iGATE Global Solutions, Ltd. filed on November 14, 2003.

10.5	Amended and Restated 1996 Stock Incentive Plan is incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, File No. 000-21755 filed on November 16, 1998.*

10.6	Second Amended and Restated 1996 Stock Incentive Plan is incorporated by reference to Exhibit 99.1 to iGATE Corporation’s Definitive Proxy Statement, File No. 000-21755 filed on December 30, 1998.*

10.7	1996 Stock Incentive Plan is incorporated by reference to Exhibit 10.2 to iGATE Corporation’s Registration Statement on Form S-1, Commission File No. 333-14169, filed on November 19, 1996.*

10.8	Credit Agreement dated August 1, 2000 by and among iGATE Capital Corporation, as borrower, and the financial institutions party thereto, as lenders, and PNC Bank, N.A., as agent and as Swing Loan Lender and Issuing Bank is incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, Commission File No. 000-21755, filed on November 14, 2000.

10.8(a)	First Amendment to Credit Agreement dated November 28, 2000 by and among iGATE Capital Corporation, PNC Bank, N.A. and National City Bank of Pennsylvania is incorporated by reference to Exhibit 10.8(a) to the Annual Report on Form 10-K, File No. 000-21755 filed on March 28, 2001.

10.8(b)	Second Amendment to Credit Agreement dated September 30, 2001 by and among iGATE Corporation, PNC Bank, N.A., National City Bank of Pennsylvania and First National Union Bank filed on April 1, 2002.

Exhibit	Index Description of Exhibit
10.8(c)	Third Amendment to Credit Agreement dated December 30, 2002 by and among iGATE Corporation, PNC Bank, N.A., National City Bank of Pennsylvania and First National Union Bank filed on March 31, 2003.

10.8(d)	Loan Agreement dated September 16, 2003 by and among iGATE Corporation, iGATE, Inc. and PNC Bank, N.A. filed as Exhibit 10.02 to Form 10-Q on November 14, 2003.

10.8(e)	First Amendment to Loan Agreement dated as of September 15, 2004 by and among iGATE Corporation, iGATE, Inc. and PNC Bank, N.A., as Exhibit 10.01 to Form 8-K on September 20, 2004.

10.8(e)	Second Amendment to Loan Agreement dated as of September 14, 2005, by and among iGATE Corporation, iGATE, Inc. and PNC Bank, N.A., as Exhibit 10.01 to Form 10-Q on November 9, 2005.

10.8(f)	First Amended and Restated Loan Agreement dated September 14, 2006 by and among iGATE Corporation, iGATE, Inc. and PNC Bank, N.A. filed as Exhibit 10.01 to Form 8-K on September 20, 2006.

10.9	Lease Agreement dated January 15, 1995 by and between iGS and Messrs. Wadhwani and Trivedi for real estate in Bangalore, India is incorporated by reference to Exhibit 10.10 to iGATE Corporation’s Registration Statement on Form S-1, Commission File No. 333-14169, on April 1, 2002.

10.10	Lease Agreement dated November 6, 1996 by and between iGS and Messrs. Wadhwani and Trivedi for real estate in Bangalore, India is incorporated by reference to Exhibit 10.11 to iGATE Corporation’s Registration Statement on Form S-1, Commission File No. 333-14169, filed on November 19, 1996.

10.11	Lease Agreement dated January 15, 1998 by and between iGS and Messrs. Wadhwani and Trivedi for real estate in Bangalore, India incorporated by reference to Exhibit 10.12 to Annual Report on Form 10-K for the year ended December 31, 1998.

10.12	Lease Agreement dated March 26, 1997 by and between iGS and Messrs. Wadhwani and Trivedi for real estate in Bangalore, India incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K for the year ended December 31, 1998.

10.13	Lease Agreement dated January 13, 1998 by and between iGS and Messrs. Wadhwani and Trivedi for real estate in Chennai, India incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K for the year ended December 31, 1998.

10.14	Lease Agreement dated April 1, 1996 by and between Scott Systems Private Limited and Messrs. Wadhwani and Trivedi for real estate in Bombay, India is incorporated by reference from Exhibit 10.12 to iGATE Corporation’s Registration Statement on Form S-1, Commission File No. 333-4169, filed on November 19, 1996.

10.15	Lease Agreement dated April 1, 1996 by and between Scott Systems Private Limited and Sunil Wadhwani for real estate in Bombay, India is incorporated by reference to Exhibit 10.13 to iGATE Corporation’s Registration Statement on Form S-1, Commission File No. 333-14169, filed on November 19, 1996.

10.16	Lease Agreement dated April 1, 1996 by and between Scott Systems Private Limited and Ashok Trivedi for real estate in Bombay, India is incorporated by reference to Exhibit 10.14 to iGATE Corporation’s Registration Statement on Form S-1, Commission File No. 333-14169, filed on November 19, 1996.

Exhibit	Index Description of Exhibit
10.17	Lease Agreement dated April 18, 1998 by and between Scott Systems Private Limited and Messrs. Wadhwani and Trivedi for real estate in Mumbai, India incorporated by reference to Exhibit 10.18 to Annual Report on Form 10-K for the year ended December 31, 1998.

10.18	Lease Agreement dated April 18, 1998 by and between Scott Systems Private Limited and Messrs. Wadhwani and Trivedi for real estate in Mumbai, India incorporated by reference to Exhibit 10.19 to Annual Report on Form 10-K for the year ended December 31, 1998.

10.20	Lease Agreement dated October 14, 1998 by and between Park Ridge One Associates and the Company for office space located in Park Ridge Office Center near Pittsburgh, Pennsylvania incorporated by reference to Exhibit 10.20 to Annual Report on Form 10-K for the year ended December 31, 1998.

10.20(a)	First Amendment to Lease Agreement dated October 14, 1998 by and between Park Ridge One Associates and the Company for office space located in Park Ridge Office Center near Pittsburgh filed as Exhibit 10.20(a) to Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 16, 2006.

10.21	Lease Agreement dated June 8, 2000 by and between the Company and Foster Plaza Holding Corporation for office space in Foster Plaza located near Pittsburgh, Pennsylvania is incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K, File No. 000-21755 filed on March 28, 2001.

10.22	ADR Purchase Agreement dated August 10, 2004 by and among Mukul Murthy, Nirav Murthy, Swarna Murthy, Phaneesh Murthy, Amit Sethi, Kanth Miriyala, Quintant Services Limited and iGATE Corporation filed as Exhibit 10.22 to the Annual Report on Form 10-K filed on April 7, 2005.

10.22(a)	Amendment Agreement dated September 24, 2004 by and among Mukul Murthy, Nirav Murthy, Swarna Murthy, Phaneesh Murthy, Amit Sethi, Kanth Miriyala, Quintant Services Limited and iGATE Corporation filed as Exhibit 10.22(a) to the Annual Report on Form 10-K filed on April 7, 2005.

10.23	Shareholders Agreement by and among the Company, Sunil Wadhwani and Ashok Trivedi and the Joinder Agreement by Grantor Retained Annuity Trusts established by Messrs. Wadhwani and Trivedi are incorporated by reference to Exhibit 10.5 to iGATE Capital Corporation’s Registration Statement on Form S-1, Commission File No. 333-14169, filed on December 16, 1996.

10.24	Form of S-corporation Revocation, Tax Allocation and Indemnification Agreement is incorporated by reference to Exhibit 10.17 to iGATE Capital Corporation’s Registration Statement on Form S-1, Commission File No. 333-14169, filed on November 19, 1996.

10.25	Stock Purchase Agreement dated December 12, 2001 by and between Highgate Ventures I, L.P. and Ashok Trivedi and Sunil Wadhwani filed April 1, 2002.

10.26	Executive Employment Agreement dated July 1, 2001 between Gerhard Watzinger and iGATE Global Solutions and iGATE Capital Corporation filed on March 31, 2003.*

10.27	Executive Employment Agreement dated December 31, 2001 between Vivekanand Penninti and iGATE Capital Corporation filed on March 31, 2003.*

21.0	Subsidiaries of the Registrant filed as Exhibit 21.0 to the Annual Report on Form 10-K filed on March 15, 2007 is filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm is filed herewith.

23.2	Consent of Independent Registered Public Accounting Firm is filed herewith.

Exhibit	Index Description of Exhibit
31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer is filed herewith.

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer is filed herewith.

32.01	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer is filed herewith.

32.02	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer is filed herewith.

*	Management compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of March, 2007.

iGATE CORPORATION

March 15, 2007	/s/ SUNIL WADHWANI
Sunil Wadhwani
Co-Chairman of the Board of Directors,
Chief Executive Officer, and Director

/s/ MICHAEL J. ZUGAY
Michael J. Zugay
Senior Vice President
and Chief Financial Officer