Form 10-Q
period 2007-03-31
IGATE CORP
filed 2007-05-08
CIK 1024732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of April 30, 2007 was 53,140,879 shares.

iGATE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2007

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(a)

iGATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Revenues	$75,281	$67,696
Cost of revenues	53,694	50,514

Gross margin	21,587	17,182
Selling, general and administrative	17,368	16,882

Income from operations	4,219	300
Other income, net	1,506	1,431
Minority interest	(895)	(145)
Equity in income of affiliated companies	49	65

Income before income taxes	4,879	1,651
Income tax expense	552	568

Net income	$4,327	$1,083

Net earnings per common share, Basic	$0.08	$0.02

Net earnings per common share, Diluted	$0.08	$0.02

Weighted average common shares, Basic	53,072	52,841

Weighted average diluted common equivalent shares outstanding	53,633	53,151

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

(b)

iGATE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share and share data)

	March 31, 2007	December 31, 2006*
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$51,265	$52,154
Short-term investments	35,787	31,826
Accounts receivable, net	57,732	53,378
Prepaid and other current assets	6,934	7,700
Prepaid income taxes	77	380
Deferred income taxes	1,051	1,111

Total current assets	152,846	146,549

Investments in unconsolidated affiliates	1,479	1,398
Land, building, equipment and leasehold improvements, net	31,452	29,867
Goodwill	11,277	11,014
Intangible assets, net	1,677	1,946

Total assets	$198,731	$190,774

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,926	$4,997
Accrued payroll and related costs	17,074	17,966
Accrued income taxes	569	646
Other accrued liabilities	10,046	8,591
Restructuring reserve	366	497
Deferred revenue	89	465

Total current liabilities	33,070	33,162
Other long-term liabilities	461	406
Deferred income taxes	9,280	9,483

Total liabilities	42,811	43,051

Minority interest	15,892	14,372
Shareholders’ equity:
Preferred stock, without par value: 20,000,000 shares authorized, 1 share of Preferred Stock held in treasury in 2007 and 2006, respectively	—	—
Common stock, par value $0.01 per share:
100,000,000 shares authorized, 54,123,481 and 54,021,670 shares issued, respectively	541	540
Additional paid-in capital	169,167	167,626
Accumulated deficit	(17,284)	(21,037)
Common stock held in treasury, at cost, 990,102 shares	(14,714)	(14,714)
Accumulated other comprehensive income	2,318	936

Total shareholders’ equity	140,028	133,351

Total liabilities and shareholders’ equity	$198,731	$190,774

*	Condensed from audited Consolidated Financial Statements.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

(c)

iGATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months ended March 31,
	2007	2006
Cash Flows From Operating Activities:
Net income	$4,327	$1,083
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	2,676	2,918
Stock based compensation	949	936
Unrealized gain on derivative instruments	(8)	(1,019)
Realized gain on investments	(81)	(29)
Bad debt recovery	(24)	(93)
Deferred income taxes, net	(175)	324
Equity in income of affiliated companies	(49)	(65)
Minority interest	895	145
Working capital items:
Accounts receivable	(3,379)	422
Prepaid and other assets	1,180	(246)
Accounts payable	(123)	(864)
Accrued and other liabilities	(511)	(2,315)
Deferred revenue	(380)	3
Restructuring reserve	(140)	(972)

Net cash flows provided by operating activities	5,157	228

Cash Flows From Investing Activities:
Additions to land, building, equipment and leasehold improvements, net	(3,200)	(2,610)
Purchases of investments, net	(3,671)	(235)

Net cash flows used by investing activities	(6,871)	(2,845)

Cash Flows From Financing Activities:
Payments on secured financing	(82)	(188)
Net proceeds from exercise of stock options and excess tax benefit	1,222	585

Net cash flows provided by financing activities	1,140	397

Effect of currency translation	(315)	(199)

Net change in cash and cash equivalents	(889)	(2,419)
Cash and cash equivalents, beginning of period	52,154	45,837

Cash and cash equivalents, end of period	$51,265	$43,418

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

iGATE CORPORATION

(d)    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

The Unaudited Condensed Consolidated Financial Statements included herein have been prepared by iGATE Corporation (the “Company”) in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, the accompanying Unaudited Condensed Consolidated Financial Statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying Unaudited Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2007 and 2006 should be read in conjunction with the Company’s Consolidated Financial Statements (and notes thereto) included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2006. In the opinion of the Company’s management, all adjustments considered necessary for a fair statement of the accompanying Unaudited Condensed Consolidated Financial Statements have been included, and all adjustments, unless otherwise discussed in the Notes to the Unaudited Condensed Consolidated Financial Statements, are of a normal and recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Recently Adopted Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. Effective January 1, 2007, the Company has adopted the provisions of FIN 48 and there was no material effect on the financial statements. The Company has recorded a cumulative effect adjustment to retained deficit of $0.6 million related to adopting FIN 48. Also, certain amounts have been reclassified in the statement of financial position in order to comply with the requirements of the statement.

As of January 1, 2007, the Company has recorded a liability for $1.0 million of unrecognized tax benefits related to various federal and state income tax matters. Of this amount, the amount that would impact the Company’s effective tax rate, if recognized, is $0.7 million. The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective tax rate consists of items that are offset by deferred tax assets, and the federal tax benefit of state income tax items. The reserve has increased by $0.1 million in the quarter ended March 31, 2007. The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2003 through 2006. The Company and its subsidiaries’ state income tax returns are open to audit under the statute of limitations for the years ending December 31, 2002 through 2006.

As of January 1, 2007, the Company has accrued $0.2 million of interest and penalties related to uncertain tax positions. As of March 31, 2007, the total amount of accrued interest and penalties was $0.2 million. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    Derivative Instruments and Hedging Activities

Summarized below are derivative instruments consisting of foreign exchange contracts and a principal only SWAP agreement whose carrying values were adjusted to their fair value at March 31, 2007. Fair values are based on quoted market prices at prevailing exchange rates and other available market information.

LIST OF OUTSTANDING HEDGE TRANSACTIONS ON MARCH 31, 2007

			(Dollars in thousands)
	Maturity Date Ranges	Strike Price at Rupee Rate Ranges	Amount	Option	Net Unrealized Gains/(Losses) March 31, 2007
FORWARD CONTRACTS
From:	April 25, 2007	44.49
To:	July 27, 2007	45.33

Subtotal			$14,000		$322

CURRENCY OPTION CONTRACTS
From:	April 25, 2007	43.52	$6,000	Buy/Sell Put
To:	August 29, 2007	45.27	$6,000	Buy/Sell Call

Subtotal			$12,000		$54

PRINCIPAL SWAPS
	June 27, 2007		$532 USD		$(1)
			400 EURO
	June 27, 2007		$2,356 USD		$(4)
			1,200 GBP
	June 27, 2007		$4,738 USD		$(36)
			5,500 CAD

Subtotal					$(41)

Total					$335

The net unrealized gains/(losses) were calculated using a Rupee exchange rate of 43.122.

As of March 31, 2007, iGS’ forward contracts to hedge intercompany cash flows will mature within one year. As each contract matures, iGS will receive Rupees at the contracted (“strike price”) rate while delivering the USD equivalent of Rupees at the prevailing Rupee exchange rate. Contracts that meet qualifying criteria are accounted for as foreign currency cash flow hedges. Accordingly, the effective portion of gains and losses is deferred as a component of other comprehensive loss and is recognized in earnings at the time the hedged item affects earnings. Any gains and losses due to hedge ineffectiveness or related to contracts which do not qualify for hedge accounting are recorded in current period earnings in “other income and expense”. At March 31, 2007 these forward contracts did not meet qualifying criteria to receive hedge accounting and, as such, iGS appropriately recorded an asset for the net unrealized gain of approximately $0.3 million.

As of March 31, 2007, iGS’ option contracts to hedge intercompany cash flows will mature within one year. As each contract matures and dependent upon prevailing Rupee exchange rates, iGS will either buy USDs at each contracted “put” strike price or sell USDs at each contracted “call” strike price. Contracts that meet qualifying criteria are accounted for as foreign currency cash flow hedges. Accordingly, the effective portion of gains and

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

losses is deferred as a component of other comprehensive loss and is recognized in earnings at the time the hedged item affects earnings. Any gains and losses due to hedge ineffectiveness or related to contracts which do not qualify for hedge accounting are recorded in current period earnings in other income and expense. At March 31, 2007 these forward contracts did not meet qualifying criteria to receive hedge accounting and, as such, iGS appropriately recorded an asset for the net unrealized gain of approximately $0.1 million.

As March 31, 2007, iGS’ principal swaps to hedge intercompany debt from iGS to the Company will mature within one year. Contracts that meet qualifying criteria are accounted for as foreign currency cash flow hedges. Accordingly, the effective portion of gains and losses is deferred as a component of other comprehensive loss and is recognized in earnings at the time the hedged item affects earnings. Any gains and losses due to hedge ineffectiveness or related to contracts which do not qualify for hedge accounting are recorded in current period earnings in other income and expense. At March 31, 2007, the principal swaps to hedge intercompany debt did not meet qualifying criteria to receive hedge accounting. However, since all swaps contracts were entered into on the last business day of the period, the gain/(loss) is not significant. For the three months ended March 31, 2007, iGS recognized a liability for the unrealized loss of less than of $0.1 million.

3.    Income Taxes

Income before income taxes, as shown in the accompanying Condensed Consolidated Statements of Operations, consisted of the following:

	Three Months Ended March 31,
	2007	2006
	(Dollars in Thousands)
Income before income taxes:
Domestic	$103	$418
Foreign	4,776	1,233

Income before income taxes	$4,879	$1,651

The provision (benefit) for income taxes, as shown in the accompanying Condensed Consolidated Financial Statements, consisted of the following:

	Three Months Ended March 31,
	2007	2006
	(Dollars in Thousands)
Current provision:
Federal	$409	$220
State	146	81
Foreign	140	61

Total current provision	695	362

Deferred (benefit) provision:
Federal	(99)	42
State	(14)	(100)
Foreign	(35)	15
Valuation allowance	5	249

Total deferred (benefit) provision	(143)	206

Total provision for income taxes	$552	$568

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes were as follows (in thousands):

	Three Months Ended March 31, 2007		Three Months Ended March 31, 2006
Income taxes computed at the federal statutory rate	$1,708	35.0%	$578	35.0%
State income taxes, net of federal tax benefit	107	2.2	69	4.2
Foreign taxes at other than U.S. statutory rate	(1,566)	(32.1)	(356)	(21.6)
Minority interest	313	6.4	51	3.1
Amortization of acquired intangibles	—	—	26	1.6
Nondeductible compensation	—	—	35	2.1
Other—net	(15)	(0.3)	107	6.5
Valuation allowance	5	0.1	58	3.5

	$552	11.3%	$568	34.4%

Under the Indian Income Tax Act, 1961, the Company’s Indian subsidiary is eligible to claim a tax holiday for 10 consecutive assessment years on profits derived from the export of software services from divisions registered under the Software Technology Parks at Bangalore, Chennai, and Pune. For the three months ended March 31, 2007 and 2006 the tax holiday resulted in benefits of $1.6 million and $0.4 million, respectively, when calculated at the statutory US rate. On certain of the units, the benefits of the holiday expired in 2005. The majority of the remaining benefits will extend through 2009.

4.    Earnings Per Share

The following table sets forth the computation of earnings per share (in thousands, except per share data):

	Three Months Ended March 31,
	2007	2006
Basic income per share:
Net income	$4,327	$1,083

Divided by:
Weighted average common shares	53,072	52,841

Net earnings per common share, Basic	$0.08	$0.02

Diluted income per share:
Net income	$4,327	$1,083

Divided by:
Weighted average common shares	53,072	52,841
Dilutive effect of restricted and common stock equivalents	561	310

Diluted average common shares	53,633	53,151

Net earnings per common share, Diluted	$0.08	$0.02

The number of outstanding options to purchase common shares for which the option exercise prices exceeded the average market price of the common shares aggregated 0.5 million shares and 0.9 million shares for the three months ended March 31, 2007 and 2006, respectively. These options were excluded from the computation of diluted earnings per share under the treasury stock method.

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Comprehensive Income

The components of comprehensive income, net of tax, were as follows:

	Three Months Ended March 31,
	2007	2006
Net Income	$4,327	$1,083
Foreign Currency Translation	1,382	219

Comprehensive Income	$5,709	$1,302

6.    Segment Information

The Company’s reportable segments are iGATE Solutions, iGATE Professional Services (“iPS”) and iGATE Shared Services. No operating segments have been aggregated.

The following tables present selected financial information for the Company’s reporting segments for the three months ended March 31, 2007 and 2006, respectively:

	Three Months Ended March 31, 2007
	iGATE Solutions	iGATE Professional Services	iGATE Shared Services(1)	Total
	(Dollars in thousands)
External revenues	$47,869	$27,048	$364	$75,281

Income (loss) from operations	$4,318	$2,172	(2,271)	4,219

Other income, net			1,506	1,506
Minority interest			(895)	(895)
Equity in income of affiliated companies			49	49

(Loss) income before income taxes			$(1,611)	$4,879

	Three Months Ended March 31, 2006
	iGATE Solutions	iGATE Professional Services	iGATE Shared Services(1)	Total
	(Dollars in thousands)
External revenues	$38,258	$29,007	$431	$67,696

Income (loss) from operations	$64	$2,754	(2,518)	300

Other expense, net			1,431	1,431
Minority interest			(145)	(145)
Equity in income of affiliated companies			65	65

(Loss) income before income taxes			$(1,167)	$1,651

(1)	Shared Services activities include general corporate expenses, interest income and expense, equity in losses of unconsolidated affiliates, minority interest, loss from joint ventures and restructuring charges not identified to a specific segment, and other unallocated charges. The Company evaluates segments based on income (loss) from operations. Since certain administrative and other operating expenses or income sources have not been allocated to the operating business segments, this basis is not necessarily a measure computed in accordance with generally accepted accounting principles and it may not be comparable to other companies.

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a concentration of revenues greater than 10% for the periods shown:

	Three Months Ended March 31,
	2007	2006
General Electric Company
iGATE Solutions	26%	34%
iGATE Consolidated	17%	20%
Royal Bank of Canada iGATE Solutions	14%	—
Chimes, Inc. iGATE Professional Services	—	12%
TEK Systems iGATE Professional Services	13%	11%
Bearingpoint, Inc. iGATE Professional Services	—	11%
International Business Machines Corp. iGATE Professional Services	13%	11%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the statements in this Form 10-Q contain statements that are not historical facts and that constitute “forward-looking statements” within the meaning of such term under the Private Securities Litigation Reform Act of 1995. These forward-looking statements include our financial growth and liquidity projections as well as statements concerning our plans, strategies, intentions and beliefs concerning our business, cash flows, costs and the markets in which we operate. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify certain forward-looking statements. These forward-looking statements are based on information currently available to us, and we assume no obligation to update these statements as circumstances change. There are risks and uncertainties that could cause actual events to differ materially from these forward-looking statements. While we cannot predict all of the risks and uncertainties, they include, but are not limited to, our ability to predict our financial performance, the level of market demand for our services, the highly-competitive market for the types of services that we offer, the impact of competitive factors on profit margins, market conditions that could cause our customers to reduce their spending for our services, our ability to create, acquire and build new businesses and grow our existing businesses, our ability to attract and retain qualified personnel, our ability to reduce costs and conserve cash, currency fluctuations and market conditions in India and elsewhere around the world, political and military tensions in India and Southern Asia, changes in generally accepted accounting principles and/or their interpretation and other risks that are described in more detail in our filings with the Securities and Exchange Commission, including our Form 10-K (“Form 10-K”) for the year ended December 31, 2006.

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

Reportable Financial Segments

We segment our business according to our service offerings. Our approach reflects the way we and our chief operating decision makers analyze and manage our businesses. The composition of segments and measure of segment profitability is consistent with that used by our management. Please refer to Note 6 in this Form 10-Q which details the financial results of each principal business segment.

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

The iGATE Solutions segment revenues are derived through iGS, our majority-owned Indian subsidiary. Our iGATE Solutions segment has approximately 5,940 employees.

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

The iGATE Solutions segment services customers in a wide range of industries. The segment’s largest customer is General Electric Company (“GE”) which accounted for 26% and 34% of its revenues for the three months ended March 31, 2007 and 2006, respectively. iGS is a Global Preferred Partner of GE. Its Global Preferred Partnership status extends through the end of 2009. The Royal Bank of Canada accounted for 14% of iGS revenues for the three months ended March 31, 2007.

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

The iPS segment serves a wide variety of customers in numerous industries in the U.S. For the three months ended March 31, 2007, TEK Systems and International Business Machines Corp. (“IBM”) accounted for 13% and 13% of iPS revenues, respectively. For the three months ended March 31, 2006, Chimes, Inc., TEK Systems, Bearingpoint, Inc. and IBM accounted for 12%, 11%, 11% and 11% of iPS revenues, respectively. iPS has approximately 970 employees.

iGATE Shared Services (formerly “iGATE Corporate”)

The iGATE Shared Services segment includes the operations iGATE Clinical Research International Inc., formerly known as iGATE Clinical Research Management, Inc., iGATE Clinical Research International Private Ltd., corporate and other unallocated costs. iGATE Clinical Research International Inc. and iGATE Clinical Research International Private Ltd. contract with pharmaceutical companies to conduct offshore clinical trials on their behalf. These entities are excluded from the above segments due largely to their dissimilar service offerings and certain economic characteristics. This segment has approximately 90 employees.

Critical Accounting Policies

Our critical accounting polices and recently issued accounting pronouncements are described in the summary of significant accounting policies as discussed in Note 1 of our Form 10-K. The following paragraphs discuss our newly adopted accounting pronouncements.

Recently Adopted Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. Effective January 1, 2007, we adopted the provisions of FIN 48 and there was no material effect on the financial statements. We recorded a cumulative effect adjustment to retained deficit of $0.6 million related to adopting FIN 48. Also, certain amounts have been reclassified in the statement of financial position in order to comply with the requirements of the statement.

As of January 1, 2007, we have recorded a liability for $1.0 million of unrecognized tax benefits related to various federal and state income tax matters. Of this amount, the amount that would impact our effective tax rate, if recognized, is $0.7 million. The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective tax rate consists of items that are offset by deferred tax assets, and the federal tax benefit of state income tax items. The reserve has increased by $0.1 million in the quarter ended March 31, 2007. We do not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months.

We are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2003 through 2006. Our state income tax returns are open to audit under the statute of limitations for the years ending December 31, 2002 through 2006.

As of January 1, 2007, we have accrued $0.2 million of interest and penalties related to uncertain tax positions. As of March 31, 2007, the total amount of accrued interest and penalties was $0.2 million. We account for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.

Results of Operations of our Operating Segments: iGATE Solutions, iPS and iGATE Shared Services for the Three Months Ended March 31, 2007 as Compared to the Three Months Ended March 31, 2006:

iGATE Solutions

Revenues for iGATE Solutions for the three months ended March 31, 2007 were $47.9 million, an increase of $9.6 million or 25.1% as compared to $38.3 million for the three months ended March 31, 2006. Our revenue increase for the periods presented is directly attributable to a combination of new customer wins and increased business with our recurring customers. Our onsite/offshore ratio improved as our customers continue to move portions of project work previously done in the U.S. to India. The migration of work to India resulted in increases in billable headcount, billable hours and utilization of offshore resources in India.

The gross margin as a percentage of sales (“gross margin percentage”) for iGATE Solutions was 32.0% for the three months ended March 31, 2007, as compared to 27.2% for the three months ended March 31, 2006. The increase in revenues far exceeded the increases in costs associated with the increased billable headcount. In addition, we have been able to expand our project base with our more profitable projects, thus increasing our gross margins.

Selling, general and administrative expenses (“S,G&A”) include all costs that are not directly associated with our iGATE Solutions segment’s revenue generating consultants. S,G&A expenses include employee costs, corporate costs and facilities costs. Employee costs include administrative salaries and related employee benefits, travel, recruiting and training costs. Corporate costs include costs such as legal, accounting and outside consulting fees. Facilities costs include rent, depreciation, amortization of intangible assets related to prior acquisitions and communications costs. S,G&A costs for the three months ended March 31, 2007 were $11.1 million or 23.0% of revenues, as compared to $10.4 million or 27.1% of revenues for the three months ended March 31, 2006.

Our net employee cost increased approximately $0.4 million for the quarter ended March 31, 2007 as compared to the quarter ended March 31, 2006, due to increases in recruiting costs and bonuses paid to salaried employees as we spent less money on temporary employees. Our net corporate cost increased approximately $0.2 million for the quarter ended March 31, 2007 as increases in marketing, bad debt and general corporate costs were offset by savings in outside services expense. Our net facilities costs increased $0.1 million for the quarter ended March 31, 2007, mainly due to increases in rent and depreciation.

Operating income percentage was 9.0% for the three months ended March 31, 2007 and 0.2% for the three months ended March 31, 2006. This increase was due primarily to the increases in revenues exceeding the slight increase in S,G&A.

iGATE Professional Services (“iPS”)

Revenues for iPS for the three months ended March 31, 2007 were $27.0 million, a decrease of $2.0 million or 6.8% as compared to $29.0 million for the three months ended March 31, 2006. The decrease was due to overall declines in demand for our staffing services in the financial services sector.

Gross margin percentage for iPS was 22.6% for the three months ended March 31, 2007, as compared to 22.6% for the three months ended March 31, 2006. While direct costs as a percentage of revenue has remained consistent for the periods presented, we have utilized a greater percentage of outside consultants, which negatively impact gross margin versus utilizing salaried employees on projects.

S,G&A expenses include all costs that are not directly associated with our iPS segment’s revenue generating consultants. S,G&A expenses include employee costs, corporate costs and facilities costs. Employee costs include administrative salaries and related employee benefits, travel, recruiting and training costs. Corporate costs include costs such as legal, accounting and outside consulting fees. Facilities costs include rent, depreciation and amortization of intangible assets related to prior year acquisitions and communications costs. S,G&A costs for the three months ended March 31, 2007 were $3.9 million or 14.6% of revenues, as compared to $3.8 million or 13.1% of revenues for the three months ended March 31, 2006.

Our net employee cost decreased approximately $0.1 million for the quarter ended March 31, 2007 mainly due to decreases in employee salaries and related benefits and H1-B legal fees incurred as a result of decreases in overall headcount. Our net corporate cost increased approximately $0.2 million for the quarter ended March 31, 2007, mainly due to additional legal expenses incurred related to a previously recorded contingent liability wage dispute. Our facilities costs remained consistent for the periods presented.

Operating income percentage was 8.0% for the three months ended March 31, 2007 and 9.5% for the three months ended March 31, 2006. This decline was due primarily to decreases in revenues.

iGATE Shared Services (formerly “iGATE Corporate”)

Revenues for iGATE for each of the three months ended March 31, 2007 and 2006 were $0.4 million. Revenue did not change during the most recent quarter due to delays in beginning new clinical studies in iGATE Clinical Research International Inc. and iGATE Clinical Research International Private Ltd.

Gross margin percentage was 39.5% for the three months ended March 31, 2007, as compared to 49.6% for the three months ended March 31, 2006. Direct costs increased in anticipation of increased clinical studies. Delays in these studies negatively impacted our gross margin percentage.

S,G&A costs were $2.4 million for the three months ended March 31, 2007, as compared to $2.7 million for the three months ended March 31, 2006. Our S,G&A costs decreased mainly due to overall decreases in corporate costs, most notably outside consulting services.

Other Income (Expense) Components

Other income, net for the three months ended March 31, 2007, totaled $1.5 million, compared to $1.4 million for the three months ended March 31, 2006.

During the first quarter of 2007, our net interest income totaled $1.0 million as compared to $0.8 million for the first quarter of 2006. The increase was due to increased investment yields due to additional cash invested as a result of increases in cash flow during the first quarter of 2007. In the first quarter of 2007, we recognized $0.5 million of favorable mark to market recoveries on our ineffective hedges. In the first quarter of 2006, we recognized $0.4 million of unfavorable foreign currency translation losses related to our intercompany debt with India and $1.0 million of favorable mark to market gains on our ineffective hedges. Currently, our hedging activities do not meet the minimum requirements for effective hedge accounting treatment under current accounting rules. As a result, we must recognize any unrealized gains or losses as current period income or loss.

We recognized income on affiliated companies of $0.1 million for the three months ended March 31, 2007 as compared to $0.1 million for the three months ended March 31, 2006. All activity for both periods presented was related to our investment in the Software AG joint venture.

Minority interest expense was $0.9 million for the three months ended March 31, 2007 and relates to the minority interest portion of the income of iGS. Minority interest expense was $0.1 million for the three months ended March 31, 2006 also related to the income of iGS.

Income Taxes

Federal income taxes, calculated at the U.S. statutory rate, totaled $1.7 million for the three months ended March 31, 2007. State income taxes which totaled $0.1 million for the three months ended March 31, 2007 were calculated using a blended statutory rate, and are net of federal income tax benefit. Our income tax provision was $ 0.6 million at an effective rate of 11.3% for the three months ended March 31, 2007.

Several items caused variations from our statutory tax provision. iGATE Global Solutions Limited (“iGS”) our Indian majority-owned subsidiary is eligible to claim a tax holiday on the majority of its operating income through 2009. The tax holiday resulted in a benefit of $1.6 million for the three months ended March 31, 2007. iGS’ non-operating income, such as interest income, is not included in the tax holiday, and has been considered as part of our income tax provision.

Other variations typically arise because certain expenses or benefits recorded to our financial statements are either limited or disallowed when calculating our income tax provision. Certain expenses such as meals and entertainment and executive compensation are limited for income tax purposes. Other expenses such as minority interest expense are not deductible at all. The impact of the limited or disallowed items discussed above was $0.4 million.

Federal income taxes, calculated at the U.S. statutory rate, totaled $0.6 million for the three months ended March 31, 2006. State income taxes which totaled $0.1 million for the three months ended March 31, 2006 were calculated using a blended statutory rate, and are net of federal income tax benefit. Our income tax provision was $0.6 million at an effective rate of 34.4% for the three months ended March 31, 2006.

Several items caused variations from our statutory income tax provision. iGS our Indian majority-owned subsidiary is eligible to claim a tax holiday on the majority of its operating income through 2009. The tax holiday resulted in a benefit of $0.4 million for the three months ended March 31, 2006. iGS’ non-operating income, such as interest income, is not included in the tax holiday, and has been considered as part of our income tax provision.

Other variations typically arise because certain expenses or benefits recorded to our financial statements are either limited or disallowed when calculating our income tax provision. Amortization expense of less than $0.1 million was not deducted when calculating our income tax provision. Also, certain expenses such as meals and entertainment and executive compensation are limited for income tax purposes. Other expenses such as minority interest expense are not deductible at all. The impact of the limited or disallowed items discussed above was $0.2 million.

Liquidity and Capital Resources

Cash from Operations

Cash provided by operations was $5.2 million for the three month ended March 31, 2007. Factors contributing to our cash provided by operations were net income of $4.3 million for the period offset by an increase in accounts receivable of $3.4 million. The change in other working capital items was not significant. During the period, significant noncash items totaled $4.2 million and included depreciation and amortization, stock based compensation expense, bad debt expense, minority interest, equity income of affiliated companies, deferred taxes, gains on derivative instruments and gains on investments.

Cash provided by operations was $0.2 million for the three months ended March 31, 2006. Factors contributing to our cash provided by operations were net income of $1.1 million offset by changes in working capital items of $4.0 million that included a decrease to our accounts receivable balances of $0.4 million offset by unfavorable changes to other working capital items of $4.4 million. Significant noncash items during the three months ended March 31, 2006 totaled $3.1 million and included depreciation and amortization, stock based compensation expense, bad debt expense, minority interest, equity income of affiliated companies, deferred taxes, gains on derivative instruments and gains on investments.

Cash provided by operations is anticipated to be adequate to fund capital expenditures and other business needs over the next 12 months.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2007 was $6.9 million, as compared to cash used in by investing activities of $2.8 million for the three months ended March 31, 2006.

Our capital expenditures were $3.2 million and $2.6 million for the three months ended March 31, 2007 and 2006, respectively. Significant portions of capital expenditures in both periods presented were due to expansion of our Whitefield campus located in India.

We have increased our short-term investment portfolios by $3.7 million and $0.2 million for the three months periods ended March 31, 2007 and 2006, respectively.

Financing Activities

Cash provided by financing activities was $1.1 million and $0.4 million for the three month periods ended March 31, 2007 and 2006, respectively. Sources of cash related to stock option exercises were $1.2 million and $0.6 million in 2007 and 2006, respectively. Tax benefits recognized in conjunction with the adoption SFAS 123(R) was $0.1 million in 2007 and were not significant for the same period in 2006.

Payments on secured financing for automobiles in India were $0.1 million and $0.2 million for the three month periods ending March 31, 2007 and 2006, respectively.

Contractual Obligations

As part of our acquisition of iGATE Clinical Research International Private Ltd., we may be required to fund their existing operations for an amount of up to $3.0 million, based upon mutually agreed upon operating needs. We funded $0.5 million of this requirement for the three months ended March 31, 2007, and $0.3 million during the first quarter of 2006. We have funded a total of $2.0 million thus far in connection with this agreement.

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

Foreign Exchange Rate Sensitivity

iGS’ cash flow and earnings are subject to fluctuations due to exchange rate variation between the Rupee and the U.S. Dollar (“USD”). This foreign currency risk exists based upon the nature of the iGS’ operations. The majority of iGS’ customers and revenue are U.S. based, which provides an inherent foreign currency risk between USD and Rupee exchange rates.

We attempt to limit our exposure to changing Rupee rates mainly through financial market transactions. These transactions may include entering into forward or option contracts to hedge existing exposures. The instruments are used to reduce risk by essentially creating offsetting currency exposures. The following table presents information related to foreign currency contracts held by iGS:

LIST OF OUTSTANDING HEDGE TRANSACTIONS ON MARCH 31, 2007

	Maturity Date Ranges	Strike Price at Rupee Rate Ranges	(Dollars in thousands)
			Amount	Option	Net Unrealized Gains/(Losses) March 31, 2007
FORWARD CONTRACTS
From:	April 25, 2007	44.49
To:	July 27, 2007	45.33

Subtotal			$14,000		$322

CURRENCY OPTION CONTRACTS
From:	April 25, 2007	43.52	$6,000	Buy/Sell Put
To:	August 29, 2007	45.27	$6,000	Buy/Sell Call

Subtotal			$12,000		$54

PRINCIPAL SWAPS
	June 27, 2007		$532 USD		$(1)
			400 EURO
	June 27, 2007		$2,356 USD		$(4)
			1,200 GBP
	June 27, 2007		$4,738 USD		$(36)
			5,500 CAD

Subtotal					$(41)

Total					$335

The net unrealized gains/(losses) were calculated using a Rupee exchange rate of 43.122.

As of March 31, 2007, iGS’ forward contracts to hedge intercompany cash flows will mature within one year. As each contract matures, iGS will receive Rupees at the contracted (“strike price”) rate while delivering the USD equivalent of Rupees at the prevailing Rupee exchange rate. Contracts that meet qualifying criteria are accounted for as foreign currency cash flow hedges. Accordingly, the effective portion of gains and losses is deferred as a component of other comprehensive loss and is recognized in earnings at the time the hedged item affects earnings. Any gains and losses due to hedge ineffectiveness or related to contracts which do not qualify for hedge accounting are recorded in current period earnings in “other income and expense”. At March 31, 2007 these forward contracts did not meet qualifying criteria to receive hedge accounting and, as such, iGS appropriately recorded an asset for the net unrealized gain of approximately $0.3 million.

As of March 31, 2007, iGS’ option contracts to hedge intercompany cash flows will mature within one year. As each contract matures and dependent upon prevailing Rupee exchange rates, iGS will either buy USDs at each contracted “put” strike price or sell USDs at each contracted “call” strike price. Contracts that meet qualifying criteria are accounted for as foreign currency cash flow hedges. Accordingly, the effective portion of gains and losses is deferred as a component of other comprehensive loss and is recognized in earnings at the time the hedged item affects earnings. Any gains and losses due to hedge ineffectiveness or related to contracts which do not qualify for hedge accounting are recorded in current period earnings in other income and expense. At March 31, 2007 these forward contracts did not meet qualifying criteria to receive hedge accounting and, as such, iGS appropriately recorded an asset for the net unrealized gain of approximately $0.1 million.

As March 31, 2007, iGS’ principal swaps to hedge intercompany debt from iGS to the Company will mature within one year. Contracts that meet qualifying criteria are accounted for as foreign currency cash flow hedges. Accordingly, the effective portion of gains and losses is deferred as a component of other comprehensive loss and is recognized in earnings at the time the hedged item affects earnings. Any gains and losses due to hedge ineffectiveness or related to contracts which do not qualify for hedge accounting are recorded in current period earnings in other income and expense. At March 31, 2007, the principal swaps to hedge intercompany debt did not meet qualifying criteria to receive hedge accounting. However, since all swaps contracts were entered into on the last business day of the period, the gain/(loss) is not significant. For the three months ended March 31, 2007, iGS recognized a liability for the unrealized loss of less than of $0.1 million.

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

As of March 31, 2007, the potential gain or loss in the fair value of iGS outstanding foreign currency contracts assuming hypothetical 5%, 2% and 1% fluctuations in currency rates would be approximately:

	Valuation given X% decrease in Rupee / USD rate			Fair Value as of March 31, 2007	Valuation give X% increase in Rupee / USD rate
	(5%)	(2%)	(1%)		1%	2%	5%
Rupee to USD rate	40.966	42.260	42.691	43.122	43.553	43.984	45.278
Derivative Instruments	$1.6	$0.8	$0.6	$0.3	$0.1	$(0.2)	$(1.0)

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

For all significant foreign operations, the functional currency is the local currency. Assets and liabilities of these operations are translated at the exchange rate in effect at each period end. Statement of Operations accounts are translated at the average exchange rate prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included as a component of other comprehensive income (loss). Realized gains and losses from foreign currency transactions are included in net loss for the periods presented. Exchange rate transaction gains (losses) did not have a significant impact on operations for the three months ended March 31, 2007.

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

Our goals for 2007 include a focus on accelerating revenue growth by aggressively pursing larger, Global 2000 clients and multi-year projects and advancing our new service offerings. We will also remain squarely focused on continuing to improve margins and overall profitability.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

For the three month period ended March 31, 2007, the Company carried out an evaluation, under the supervision and with the participation of Company management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended. Based upon, and as of the date of, this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. The results of management’s assessment were reviewed with the Company’s Audit Committee.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the first quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1A.	RISK FACTORS

Risk factors associated with our business are discussed in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 8th day of May, 2007.

iGATE CORPORATION

May 8, 2007	/S/ SUNIL WADHWANI
Sunil Wadhwani Co-Chairman of the Board of Directors, Chief Executive Officer and Director

/s/ MICHAEL J. ZUGAY
Michael J. Zugay Senior Vice President and Chief Financial Officer