Form 10-Q
period 2007-06-30
IGATE CORP
filed 2007-08-06
CIK 1024732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of July 31, 2007 was 53,281,027 shares.

iGATE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2007

PART I.    FINANCIAL INFORMATION

ITEM	1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(a)

iGATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues	$76,213	$69,322	$151,494	$137,018
Cost of revenues	54,886	52,520	108,580	103,034

Gross margin	21,327	16,802	42,914	33,984
Selling, general and administrative	18,423	17,734	35,791	34,616
Restructuring recovery	—	(555)	—	(555)
Goodwill impairment	1,950	—	1,950	—

Income (loss) from operations	954	(377)	5,173	(77)
Other income (expense), net	2,511	(365)	4,017	1,066
Minority interest	(418)	306	(1,313)	161
(Loss) gain on venture investments	(600)	534	(600)	534
Equity in income of affiliated companies	78	114	127	179

Income before income taxes	2,525	212	7,404	1,863
Income tax expense	453	618	1,005	1,186

Net income (loss)	$2,072	$(406)	$6,399	$677

Net earnings (loss) per common share, Basic	$0.04	$(0.01)	$0.12	$0.01

Net earnings (loss) per common share, Diluted	$0.04	$(0.01)	$0.12	$0.01

Weighted average common shares, Basic	53,178	52,933	53,125	52,887

Weighted average dilutive common equivalent shares outstanding	53,754	52,933	53,704	53,211

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

(b)

iGATE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share and share data)

	June 30, 2007	December 31, 2006*
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$50,200	$52,154
Short-term investments	43,503	31,826
Accounts receivable, net	60,249	53,378
Prepaid and other current assets	8,911	7,700
Prepaid income taxes	875	380
Deferred income taxes	194	1,111

Total current assets	163,932	146,549

Investments in unconsolidated affiliates	1,011	1,398
Land, building, equipment and leasehold improvements, net	33,199	29,867
Goodwill	9,875	11,014
Intangible assets, net	1,407	1,946

Total assets	$209,424	$190,774

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,545	$4,997
Accrued payroll and related costs	18,535	17,966
Accrued income taxes	519	646
Other accrued liabilities	12,311	8,591
Restructuring reserve	346	497
Deferred revenue	82	465

Total current liabilities	36,338	33,162
Other long-term liabilities	685	406
Deferred income taxes	8,770	9,483

Total liabilities	45,793	43,051

Minority interest	16,492	14,372
Shareholders’ equity:
Preferred stock, without par value: 20,000,000 shares authorized, 1 share of Preferred Stock held in treasury in 2007 and 2006, respectively	—	—
Common stock, par value $0.01 per share:
100,000,000 shares authorized, 54,243,643 and 54,021,670 shares issued, respectively	542	540
Additional paid-in capital	170,424	167,626
Accumulated deficit	(15,212)	(21,037)
Common stock held in treasury, at cost, 990,102 shares	(14,714)	(14,714)
Accumulated other comprehensive income	6,099	936

Total shareholders’ equity	147,139	133,351

Total liabilities and shareholders’ equity	$209,424	$190,774

*	Condensed from audited Consolidated Financial Statements.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

(c)

iGATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months ended June 30,
	2007	2006
Cash Flows From Operating Activities:
Net income	$6,399	$677
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	5,430	5,668
Stock based compensation	2,034	1,896
Impairment of goodwill	1,950	—
Unrealized loss (gain) on derivative instruments	39	(138)
Realized gain on investments	(236)	(39)
Realized loss on sale of affiliated company	642	—
Bad debt (recovery) expense	(168)	52
Deferred income taxes, net	91	509
Equity in income of affiliated companies	(127)	(179)
Restructuring recovery	—	(555)
Minority interest	1,313	(161)
Working capital items:
Accounts receivable	(3,021)	(3,189)
Prepaid and other assets	(1,243)	(629)
Accounts payable	(628)	(937)
Accrued and other liabilities	2,117	1,348
Deferred revenue	(404)	(270)
Restructuring reserve	(174)	(1,296)

Net cash flows provided by operating activities	14,014	2,757

Cash Flows From Investing Activities:
Additions to land, building, equipment and leasehold improvements, net	(5,403)	(4,343)
(Purchases) sales of investments, net	(10,402)	1,062
Investments in unconsolidated affiliates	—	(965)

Net cash flows used by investing activities	(15,805)	(4,246)

Cash Flows From Financing Activities:
Payments on secured financing	(111)	(98)
Net proceeds from exercise of stock options and excess tax benefit	1,592	746

Net cash flows provided by financing activities	1,481	648

Effect of currency translation	(1,644)	1,052

Net change in cash and cash equivalents	(1,954)	211
Cash and cash equivalents, beginning of period	52,154	45,837

Cash and cash equivalents, end of period	$50,200	$46,048

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

iGATE CORPORATION

(d)    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

The Unaudited Condensed Consolidated Financial Statements included herein have been prepared by iGATE Corporation (the “Company”) in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, the accompanying Unaudited Condensed Consolidated Financial Statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying Unaudited Condensed Consolidated Financial Statements as of and for the three and six months ended June 30, 2007 and 2006 should be read in conjunction with the Company’s Consolidated Financial Statements (and notes thereto) included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2006. In the opinion of the Company’s management, all adjustments considered necessary for a fair statement of the accompanying Unaudited Condensed Consolidated Financial Statements have been included, and all adjustments, unless otherwise discussed in the Notes to the Unaudited Condensed Consolidated Financial Statements, are of a normal and recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Recently Adopted Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. Effective January 1, 2007, the Company has adopted the provisions of FIN 48 and there was no material effect on the financial statements. The Company has recorded a cumulative effect adjustment to retained deficit of $0.6 million related to adopting FIN 48. Also, certain amounts have been reclassified in the statement of financial position in order to comply with the requirements of the statement.

As of January 1, 2007, the Company has provided a liability for $1.0 million of unrecognized tax benefits related to various federal and state income tax matters. Of this amount, the amount that would impact the Company’s effective tax rate, if recognized, is $0.7 million. The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective tax rate consists of items that are offset by deferred tax assets, and the federal tax benefit of state income tax items. For the three and six months ended June 30, 2007, the reserve has increased by $0.1 million and $0.2 million, respectively. The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2003 through 2006. The Company and its subsidiaries state income tax returns are open to audit under the statute of limitations for the years ending December 31, 2002 through 2006.

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of January 1, 2007, the Company had accrued $0.2 million of interest and penalties related to uncertain tax positions. As of June 30, 2007, the total amount of accrued interest and penalties was $0.2 million. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework in generally accepted accounting principles for measuring fair value, and expands disclosures about fair value measurements. This standard only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not increase the use of fair value measurement. SFAS No. 157 is effective for fiscal years beginning after Nov. 15, 2007. The Company is currently evaluating the impact of adopting this Statement on its Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting this Statement on its Consolidated Financial Statements.

2.    Derivative Instruments and Hedging Activities

Summarized below are derivative instruments consisting of foreign exchange contracts, currency option contracts and principal only SWAP agreements whose carrying values were adjusted to their fair value at June 30, 2007. Fair values are based on quoted market prices at prevailing exchange rates and other available market information.

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

LIST OF OUTSTANDING HEDGE TRANSACTIONS ON JUNE 30, 2007

			(Dollars in thousands)
	Maturity Date Ranges	Strike Price at Rupee Rate Ranges	Amount	Option	Net Unrealized Gains/(Losses) June 30, 2007
FORWARD CONTRACTS—USD
From:	July 27, 2007	40.80
To:	November 28, 2007	44.94

Subtotal			$18,000		$254

CURRENCY OPTION CONTRACTS—USD
From:	July 25, 2007	40.65	$6,000	Buy/Sell Put
To:	December 27, 2007	45.00	$6,000	Buy/Sell Call

Subtotal			$12,000		$139

FORWARD CONTRACTS—CAD
From:	July 27, 2007	37.86
To:	September 26, 2007	38.18

Subtotal			$3,000		$(58)

CURRENCY OPTION CONTRACTS—CAD
From:	July 25, 2007	38.00	$3,000	Buy/Sell Put
To:	December 27, 2007	39.49	$3,000	Buy/Sell Call

Subtotal			$6,000		$(6)

PRINCIPAL SWAPS
	December 27, 2007		$651	USD	$(5)
			1,000	SGD
	December 27, 2007		$673	USD	$(5)
			500	EURO
	December 27, 2007		$1,624	USD	$(3)
			200,000	JPY
	December 27, 2007		$2,000	USD	$(7)
			1,000	GBP

Subtotal					$(20)

Total					$309

The net unrealized gains/(losses) were calculated using a Rupee exchange rate of 40.519.

As of June 30, 2007, iGate Global Solutions Limited’s (“iGS”) forward contracts to hedge intercompany cash flows will mature within one year. As each contract matures, iGS will receive Rupees at the contracted (“strike price”) rate while delivering either the U.S. Dollar (“USD”) or Canadian Dollar (“CAD”) equivalent of Rupees at the prevailing Rupee exchange rate. Contracts that meet qualifying criteria are accounted for as foreign currency cash flow hedges. Accordingly, the effective portion of gains and losses is deferred as a component of

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

other comprehensive loss and is recognized in earnings at the time the hedged item affects earnings. Any gains and losses due to hedge ineffectiveness or related to contracts which do not qualify for hedge accounting are recorded in current period earnings in “other income and expense”. At June 30, 2007 these forward contracts did not meet qualifying criteria to receive hedge accounting and, as such, iGS appropriately recorded an asset for the net unrealized gain of approximately $0.2 million.

As of June 30, 2007, iGS’ option contracts to hedge intercompany cash flows will mature within one year. As each contract matures and dependent upon prevailing Rupee exchange rates, iGS will either buy USDs or CADs at each contracted “put” strike price or sell USDs or CADs at each contracted “call” strike price. Contracts that meet qualifying criteria are accounted for as foreign currency cash flow hedges. Accordingly, the effective portion of gains and losses is deferred as a component of other comprehensive loss and is recognized in earnings at the time the hedged item affects earnings. Any gains and losses due to hedge ineffectiveness or related to contracts which do not qualify for hedge accounting are recorded in current period earnings in other income and expense. At June 30, 2007 these forward contracts did not meet qualifying criteria to receive hedge accounting and, as such, iGS appropriately recorded an asset for the net unrealized gain of approximately $0.1 million.

As of June 30, 2007, iGS’ principal swaps to hedge intercompany debt from iGS to the Company will mature within one year. Contracts that meet qualifying criteria are accounted for as foreign currency cash flow hedges. Accordingly, the effective portion of gains and losses is deferred as a component of other comprehensive loss and is recognized in earnings at the time the hedged item affects earnings. Any gains and losses due to hedge ineffectiveness or related to contracts which do not qualify for hedge accounting are recorded in current period earnings in other income and expense. At June 30, 2007, the principal swaps to hedge intercompany debt did not meet qualifying criteria to receive hedge accounting. At June 30, 2007, iGS recorded a liability for the unrealized loss of less than of $0.1 million.

3.    Goodwill Impairment

In June 2007, the Company recorded a net goodwill impairment charge of approximately $1.9 million related to its July 2006 majority acquisition of LoanPro. The gross amount of goodwill recorded in conjunction with the LoanPro acquisition totaled approximately $2.1 million, which was offset by approximately $0.2 million in a note payable owed by LoanPro to its minority shareholders which was forgiven.

LoanPro lost its largest customer in June 2007 and as a result of this triggering event, the Company concluded that the goodwill associated with the acquisition should be impaired. There were no other significant costs associated with the impairment charge.

Changes in the carrying value of goodwill and intangible assets by reportable segment are as follows (in thousands):

	iGATE Solutions	iGATE Professional Services	iGATE Shared Services	Consolidated
Goodwill at December 31, 2006	$10,225	$216	$573	$11,014
Purchase price adjustment	(201)	—	—	(201)
Goodwill impairment	(1,950)	—	—	(1,950)
Foreign currency translation effect	1,012	—	—	1,012

Goodwill at June 30, 2007	$9,086	$216	$573	$9,875

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Income Taxes

Income (loss) before income taxes, as shown in the accompanying Condensed Consolidated Statements of Operations, consisted of the following for the three and six months ended June 30, 2007 and 2006, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in Thousands)		(Dollars in Thousands)
Income (loss) before income taxes:
Domestic	$417	$743	$520	$1,161
Foreign	2,108	(531)	6,884	702

Income before income taxes	$2,525	$212	$7,404	$1,863

Taxes (benefit) on income, as shown in the accompanying Condensed Consolidated Statements of Operations, consisted of the following for the three and six months ended June 30, 2007 and 2006, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in Thousands)		(Dollars in Thousands)
Current provision (benefit):
Federal	$(389)	$129	$20	$349
State	93	96	239	177
Foreign	402	149	542	210

Total current provision	106	374	801	736

Deferred provision (benefit):
Federal	700	131	601	173
State	103	6	89	(94)
Foreign	(316)	2	(351)	17
Valuation allowance	(140)	105	(135)	354

Total deferred provision	347	244	204	450

Total provision for income taxes	$453	$618	$1,005	$1,186

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes for the three and six months ended June 30, 2007 and 2006, respectively were as follows (in thousands):

	Three Months Ended June 30, 2007		Three Months Ended June 30, 2006
Income taxes computed at the federal statutory rate	$883	35.0%	$74	35.0%
State income taxes, net of federal tax benefit	156	6.2	82	38.7
Foreign taxes at other than U.S. statutory rate	(652)	(25.8)	337	159.0
Minority interest	147	5.8	(107)	(50.5)
Nondeductible goodwill	—	—	19	9.0
Deferred compensation	—	—	35	16.5
Other—net	59	2.3	(118)	(55.9)
Valuation allowance	(140)	(5.6)	296	139.4

	$453	17.9%	$618	291.2%

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Six Months Ended June 30, 2007		Six Months Ended June 30, 2006
Income taxes computed at the federal statutory rate	$2,591	35.0%	$652	35.0%
State income taxes, net of federal tax benefit	263	3.6	151	8.1
Foreign taxes at other than U.S. statutory rate	(2,218)	(30.0)	(19)	(1.0)
Minority interest	460	6.2	(56)	(3.0)
Nondeductible goodwill	—	—	45	2.4
Nondeductible compensation	—	—	70	3.8
Other—net	44	0.6	(11)	(0.7)
Valuation allowance	(135)	(1.8)	354	19.0

	$1,005	13.6%	$1,186	63.6%

Under the Indian Income Tax Act, 1961, the Company’s Indian subsidiary is eligible to claim a tax holiday for 10 consecutive assessment years on profits derived from the export of software services from divisions registered under the Software Technology Parks at Bangalore, Chennai, and Pune. For the three months ended June 30, 2007 and 2006 the tax holiday resulted in benefits/(taxes) of $0.7 million and ($0.3) million, respectively, when calculated at the statutory US rate. For the six months ended June 30, 2007 and 2006 the corresponding benefits were $2.2 million and less than $0.1 million, respectively. The majority of the tax holiday benefits will extend through 2009. There are no adverse tax effects to be considered from the goodwill impairment discussed in Note 3 as it is included as part of the Indian subsidiary’s tax holiday. Non-operating income, such as interest income and capital gains, is not part of the tax holiday, and has been considered as part of our income tax provision.

5.    Earnings Per Share

The following table sets forth the computation of earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Basic income (loss) per share:
Net income (loss)	$2,072	$(406)	$6,399	$677

Divided by:
Weighted average common shares	53,178	52,933	53,125	52,887

Net earnings (loss) per common share, Basic	$0.04	$(0.01)	$0.12	$0.01

Diluted income (loss) per share:
Net income (loss)	$2,072	$(406)	$6,399	$677

Divided by:
Weighted average common shares	53,178	52,933	53,125	52,887
Dilutive effect of restricted and common stock equivalents	576	—	579	324

Diluted average common shares	53,754	52,933	53,704	53,211

Net earnings (loss) per common share, Diluted	$0.04	$(0.01)	$0.12	$0.01

The number of outstanding options to purchase common shares for which the option exercise prices exceeded the average market price of the common shares aggregated 0.5 million shares and 0.9 million shares, and 0.4 million shares and 0.9 million shares for the three and six months ended June 30, 2007 and 2006, respectively. These options were excluded from the computation of diluted earnings per share under the treasury stock method.

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The calculation of diluted earnings per share would have included 0.3 million shares for the three month period ended June 30, 2006 for assumed exercise of options under the Company’s share incentive plans. The Company was in a net loss position and no anti-dilution is permitted under SFAS No. 128.

6.    Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net Income (Loss)	$2,072	$(406)	$6,399	$677
Foreign Currency Translation	3,781	(720)	5,163	(501)

Comprehensive Income (Loss)	$5,853	$(1,126)	$11,562	$176

7.    Segment Information

The Company’s reportable segments are iGATE Solutions, iGATE Professional Services (“iPS”) and iGATE Shared Services. No operating segments have been aggregated.

The following tables present selected financial information for the Company’s reporting segments for the three and six months ended June 30, 2007 and 2006, respectively:

	Three Months Ended June 30, 2007
	iGATE Solutions	iGATE Professional Services	iGATE Shared Services(1)	Total
	(Dollars in thousands)
External revenues	$48,573	$27,039	$601	$76,213

Goodwill impairment	1,950	—	—	1,950

Income (loss) from operations	$1,124	$2,291	(2,461)	954

Other income, net			2,511	2,511
Minority interest			(418)	(418)
Loss on venture investments			(600)	(600)
Equity in income of affiliated companies			78	78

(Loss) income before income taxes			$(890)	$2,525

	Three Months Ended June 30, 2006
	iGATE Solutions	iGATE Professional Services	iGATE Shared Services(1)	Total
	(Dollars in thousands)
External revenues	$39,797	$29,131	$394	$69,322

Restructuring recovery	—	(555)	—	(555)

(Loss) income from operations	$(525)	$2,469	(2,321)	(377)

Other expense, net			(365)	(365)
Minority interest			306	306
Gain on venture investments			534	534
Equity in income of affiliated companies			114	114

(Loss) income before income taxes			$(1,732)	$212

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Six Months Ended June 30, 2007
	iGATE Solutions	iGATE Professional Services	iGATE Shared Services(1)	Total
	(Dollars in thousands)
External revenues	$96,442	$54,087	$965	$151,494

Goodwill impairment	1,950	—	—	1,950

Income (loss) from operations	$5,442	$4,463	(4,732)	5,173

Other income, net			4,017	4,017
Minority interest			(1,313)	(1,313)
Loss on venture investments			(600)	(600)
Equity in losses of affiliated companies			127	127

(Loss) income before income taxes			$(2,501)	$7,404

	Six Months Ended June 30, 2006
	iGATE Solutions	iGATE Professional Services	iGATE Shared Services(1)	Total
	(Dollars in thousands)
External revenues	$78,055	$58,138	$825	$137,018

Restructuring recovery	—	(555)	—	(555)

(Loss) income from operations	$(461)	$5,223	(4,839)	(77)

Other income, net			1,066	1,066
Minority interest			161	161
Gain on venture investments			534	534
Equity in losses of affiliated companies			179	179

(Loss) income before income taxes			$(2,899)	$1,863

(1)	Shared Services activities include general corporate expenses, interest income and expense, equity in losses of unconsolidated affiliates, minority interest, loss from joint ventures and restructuring charges not identified to a specific segment, and other unallocated charges. The Company evaluates segments based on income (loss) from operations. Since certain administrative and other operating expenses or income sources have not been allocated to the operating business segments, this basis is not necessarily a measure computed in accordance with generally accepted accounting principles and it may not be comparable to other companies.

Assets by segment were as follows:

	June 30, 2007	December 31, 2006
	(Dollars in thousands)
iGATE Solutions	$124,419	$106,034
iGATE Professional Services	19,474	20,798
iGATE Shared Services	65,531	63,942

Total assets	$209,424	$190,774

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a concentration of revenues greater than 10% for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
General Electric Company
iGate Solutions	25%	32%	26%	33%
iGate Consolidated	16%	18%	17%	19%
Royal Bank of Canada
iGate Solutions	19%	—	16%	—
iGate Consolidated	12%	—	10%	—
Chimes, Inc.
iGate Professional Services	—	10%	—	11%
TEKSystems, Inc.
iGate Professional Services	12%	12%	12%	12%
International Business Machines Corp.
iGate Professional Services	12%	10%	13%	10%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Unless otherwise indicated or the context otherwise requires, all references in this report to “iGATE,” the “Company,” “us,” “our,” or “we” are to iGATE Corporation, a Pennsylvania corporation, and its consolidated subsidiaries. iGATE Corporation through its operating subsidiaries, is a provider of Information Technology (“IT”) and offshore outsourcing services to large and medium-sized organizations. These services include client/server design and development, conversion/migration services, offshore outsourcing, enterprise resource planning (“ERP”) package implementation and integration services, software development and applications maintenance outsourcing.

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

Going forward, our principal strategy is to offer offshore-based IT and BPO services to our clients in various industries. Some of our current service offerings are non-IT related and include services as diverse as call centers, clinical trials management, and mortgage processing. We may continue to expand our BPO service offerings through acquisitions and strategic relationships and internal initiatives. We believe that such services can be or are being performed offshore, at savings as high as 50% over U.S. labor and infrastructure costs.

The iGATE Professional Services (“iPS”) segment provides a variety of client-managed and supervised IT staffing services. These service offerings include design, development and maintenance of custom applications as well as implementation, integration and support of enterprise packaged applications such as ERP and customer relationship management (“CRM”) software provided by third party vendors such as SAP and Oracle.

Reportable Financial Segments

We segment our business according to our service offerings. Our approach reflects the way we and our chief operating decision makers analyze and manage our businesses. The composition of segments and measure of segment profitability is consistent with that used by our management. Please refer to Note 7 in this Form 10-Q which details the financial results of each principal business segment.

The following are brief descriptions of each of our segments.

iGATE Solutions

The iGATE Solutions segment’s (“iGATE Solutions”) service offerings include outsourcing of IT and BPO services using an onsite/offshore delivery model. This delivery model helps clients achieve greater cost effectiveness. The operations of iGate Global Solutions Limited (“iGS”) are included in the iGATE Solutions segment.

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

The iGATE Solutions segment revenues are derived through iGS, our majority-owned Indian subsidiary. Our iGATE Solutions segment has approximately 5,870 employees.

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

The iGATE Solutions segment services customers in a wide range of industries. The segment’s largest customer is General Electric Company (“GE”) which accounted for 25%, 32%, 26% and 33% of its revenues for the three and six months ended June 30, 2007 and 2006, respectively. iGS is a Global Preferred Partner of GE. Its Global Preferred Partnership status extends through the end of 2009. The Royal Bank of Canada accounted for 19% and 16% of iGS revenues for the three and six months ended June 30, 2007. In 2006, the Royal Bank of Canada’s revenues did not exceed 10% of iGS’ total revenues.

iGATE Professional Services

The iPS segment provides a variety of client-managed and supervised IT staffing services. These service offerings include design, development and maintenance of custom applications as well as implementation, integration and support of enterprise packaged applications such as ERP and CRM software provided by third party vendors such as SAP and Oracle.

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

The iPS segment serves a wide variety of customers in numerous industries in the U.S. For the three and six months ended June 30, 2007 and 2006, International Business Machines Corp. (“IBM”) accounted for 12%, 10%, 13% and 10% of iPS revenues, respectively. For the three and six months ended June 30, 2007 and 2006, TEK Systems accounted for 12% of iPS revenues. For the three and six months ended June 30, 2006, Chimes, Inc. accounted for 10% and 11% of iPS revenues, respectively. iPS has approximately 950 employees.

iGATE Shared Services

The iGATE Shared Services segment includes the operations iGATE Clinical Research International Inc., iGATE Clinical Research International Private Ltd., corporate and other unallocated costs. iGATE Clinical Research International Inc. and iGATE Clinical Research International Private Ltd. contract with pharmaceutical companies to conduct offshore clinical trials on their behalf. These entities are excluded from the above segments due largely to their dissimilar service offerings and certain economic characteristics. This segment has approximately 90 employees.

Critical Accounting Policies

Our critical accounting polices and recently issued accounting pronouncements are described in the summary of significant accounting policies as discussed in Note 1 of our Form 10-K. The following paragraphs discuss our newly adopted accounting pronouncements.

Recently Adopted Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. Effective January 1, 2007, we adopted the provisions of FIN 48 and there was no material effect on the financial statements. We recorded a cumulative effect adjustment to retained deficit of $0.6 million related to adopting FIN 48. Also, certain amounts have been reclassified in the statement of financial position in order to comply with the requirements of the statement.

As of January 1, 2007, we have provided a liability for $1.0 million of unrecognized tax benefits related to various federal and state income tax matters. Of this amount, the amount that would impact our effective tax rate, if recognized, is $0.7 million. The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective tax rate consists of items that are offset by deferred tax assets, and the federal tax benefit of state income tax items. For the three and six months ended June 30, 2007, the reserve has increased by $0.1 million and $0.2 million, respectively. We do not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months.

We are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2003 through 2006. Our state income tax returns are open to audit under the statute of limitations for the years ending December 31, 2002 through 2006.

As of January 1, 2007, we had accrued $0.2 million of interest and penalties related to uncertain tax positions. As of June 30, 2007, the total amount of accrued interest and penalties was $0.2 million. We account for interest and penalties related to uncertain tax positions as part of our provision for federal and state income taxes.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework in generally accepted accounting principles for measuring fair value, and expands disclosures about fair value measurements. This standard only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not increase the use of fair value measurement. SFAS No. 157 is effective for fiscal years beginning after Nov. 15, 2007. We are currently evaluating the impact of adopting this Statement on our Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting this Statement on our Consolidated Financial Statements.

Results of Operations of our Operating Segments: iGATE Solutions, iPS and iGATE Shared Services for the Three Months Ended June 30, 2007 as Compared to the Three Months Ended June 30, 2006:

iGATE Solutions

Revenues for iGATE Solutions for the three months ended June 30, 2007 were $48.6 million, an increase of $8.8 million or 22.1% as compared to $39.8 million for the three months ended June 30, 2006. Our revenue increase for the periods presented is directly attributable to a combination of new customer wins and increased business with our recurring customers. Our onsite/offshore ratio improved as our customers continue to move portions of project work previously done in the U.S. to India. The migration of work to India resulted in increases in billable headcount, billable hours and utilization of offshore resources in India.

The gross margin as a percentage of sales (“gross margin percentage”) for iGATE Solutions was 31.2% for the three months ended June 30, 2007, as compared to 24.6% for the three months ended June 30, 2006. This improvement was due primarily to the increasing mix of higher profit margin projects from new customers added over the last two years, higher offshore and onsite billing rates, higher offshore volumes and improved resource utilization.

Selling, general and administrative expenses (“S,G&A expenses”) include all costs that are not directly associated with our segment’s revenue generating consultants. S,G&A expenses include employee costs, corporate costs and facilities costs. Employee costs include administrative salaries and related employee benefits, travel, recruiting and training costs. Corporate costs include costs such as legal, accounting and outside consulting fees. Facilities costs include rent, depreciation, amortization of intangible assets related to prior acquisitions and communications costs. S,G&A expenses for the three months ended June 30, 2007 were $12.1 million or 24.9% of revenues, as compared to $10.3 million or 25.9% of revenues for the three months ended June 30, 2006.

Our net employee cost increased approximately $0.9 million for the quarter ended June 30, 2007 as compared to the quarter ended June 30, 2006, due to annual salary increases which occurred on April 1, recruiting costs and bonuses paid to salaried employees as we continue to spend less money on temporary employees.

Our net facilities costs increased $0.6 million for the quarter ended June 30, 2007, mainly due to the opening of another new office building at our campus in Bangalore, India.

In June 2007, we recorded a goodwill impairment charge of approximately $1.9 million, related to our July 2006 acquisition of LoanPro. This impairment charge was not considered as part of our discussion of iGS’ S,G&A costs and was recorded on a separate line item on our Consolidated Statements of Operations.

Operating income percentage was 2.3% for the three months ended June 30, 2007 as compared to an operating loss percentage of (1.3)% for the three months ended June 30, 2006. The increase in operating income percentage was mainly due to significant increases in revenues and gross margins.

iGATE Professional Services

Revenues for iPS for the three months ended June 30, 2007 were $27.0 million, a decrease of $2.1 million or 7.2% as compared to $29.1 million for the three months ended June 30, 2006. The decrease was primarily due to the completion of a major project in the financial services sector.

Gross margin percentage for iPS was 22.1% for the three months ended June 30, 2007, as compared to 23.5% for the three months ended June 30, 2006. The decline was primarily due to start up costs associated with a new subsidiary and competitive pressures tightening the supply of staffing employees.

S,G&A expenses for the three months ended June 30, 2007 were $3.7 million or 13.6% of revenues, as compared to $4.9 million or 16.9 % of revenues for the three months ended June 30, 2006.

Our net employee cost decreased approximately $0.2 million for the quarter ended June 30, 2007 mainly due to decreases in employee salaries, bonuses and commissions and related benefits and H1-B legal fees incurred as a result of decreases in revenues and overall headcount. Our net corporate cost decreased approximately $1.1 million for the quarter ended June 30, 2007, mainly due to the settlement of a contingent liability recorded in 2006 related to a wage dispute regarding overtime wages. Our facilities costs remained consistent for the periods presented.

During the three months ended June 30, 2006, we recovered $0.6 million of restructuring costs that were recorded in 2001 as a result of a bankruptcy settlement. These recovered costs were not considered as part of our discussion of iPS’ S,G&A costs and are shown on a separate line item on our Consolidated Statements of Operations.

Operating income percentage was 8.5% for the three months ended June 30, 2007 and 2006, respectively as we have been able to control our S,G&A costs as our operating revenues declined.

iGATE Shared Services

Revenues for iGATE for the three months ended June 30, 2007 were $0.6 million as compared to $0.4 million for the three months ended June 30, 2006. Revenues increased as a result of new clinical studies being conducted at iGATE Clinical Research International Inc. and iGATE Clinical Research International Private Ltd.

Gross margin percentage was 35.9% for the three months ended June 30, 2007, as compared to 46.7% for the three months ended June 30, 2006. Direct costs increased in anticipation of increased clinical studies.

S, G&A expenses were $2.7 million for the three months ended June 30, 2007, as compared to $2.5 million for the three months ended June 30, 2006. Our S, G&A costs increased mainly due to overall increases in operating costs at iGATE Clinical Research International Private Ltd as we continue to invest in this business.

Other Income (Expense) Components

Other income, net for the three months ended June 30, 2007, totaled $2.5 million, compared to $0.4 million of other expense for the three months ended June 30, 2006.

During the second quarter of 2007, our net interest income totaled $1.0 million as compared to $0.7 million for the second quarter of 2006. The increase was due to increased investment yields due to additional cash invested as a result of increases in overall cash flow in 2007 as compared to 2006. In the second quarter of 2007, we recognized $0.2 million of foreign currency translation gains related to our intercompany debt with India and $1.3 million of mark to market gains on our ineffective hedges. In the second quarter of 2006, we recognized $0.4 million of foreign currency translation losses related to our intercompany debt with India and $0.9 million of mark to market losses on our ineffective hedges. Currently, our hedging activities do not meet the minimum requirements for effective hedge accounting treatment under current accounting rules. As a result, we must recognize any unrealized gains or losses as current period income or loss.

In May 2007, Concours Group Inc., a company in which we invested $3.1 million in 2003, was sold. We received no proceeds as result of the sale because other investors had preferential rights to the sale proceeds. Our investment of $0.6 million was recorded in the second quarter of 2007 as a loss on venture investments and affiliated companies.

In June 2006, we sold our investment in Brainbench for $0.5 million in cash. In 2001, we recognized a loss of $2.1 million on this investment because at the time we believed the investment had no significant value. The cash proceeds received was recognized as a gain on venture investments and affiliated companies.

We recognized income on affiliated companies of $0.1 million for the three months ended June 30, 2007 as compared to $0.1 million for the three months ended June 30, 2006. All activity for both periods presented was related to our investment in the Software AG joint venture.

Minority interest expense was $0.4 million for the three months ended June 30, 2007 and relates to the minority interest portion of the income of iGS. Minority interest income was $0.3 million for the three months ended June 30, 2006 related to the losses of iGS.

Income Taxes

Federal income taxes, calculated at the U.S. statutory rate, totaled $0.9 million for the three months ended June 30, 2007. State income taxes which totaled $0.2 million for the three months ended June 30, 2007 were calculated using a blended statutory rate, and are net of federal income tax benefit. Our income tax provision was $0.5 million at an effective rate of 17.9% for the three months ended June 30, 2007.

Several items caused variations from our statutory tax provision. iGS our Indian majority-owned subsidiary is eligible to claim a tax holiday on the majority of its operating income through 2009. The tax holiday resulted in a benefit of $0.7 million for the three months ended June 30, 2007. iGS’ non-operating income, such as interest income, is not included in the tax holiday, and has been considered as part of our income tax provision.

Other variations typically arise because certain expenses or benefits recorded to our financial statements are either limited or disallowed when calculating our income tax provision. Certain expenses such as meals and entertainment and executive compensation are limited for income tax purposes. Other expenses such as minority interest expense are not deductible at all. The impact of the limited or disallowed items discussed above was $0.1 million.

Federal income taxes, calculated at the U.S. statutory rate, totaled $0.1 million for the three months ended June 30, 2006. State income taxes which totaled $0.1 million for the three months ended June 30, 2006 were calculated using a blended statutory rate, and are net of federal income tax benefit. Our income tax provision was $0.6 million at an effective rate of 291.1% for the six months ended June 30, 2006.

Several items caused variations from our statutory income tax provision. iGS our Indian majority-owned subsidiary is eligible to claim a tax holiday on the majority of its operating income through 2009. iGS’ income tax provision includes a net charge of $0.3 million for the three months ended June 30, 2006 from non-operating income, such as interest income that is not included in the tax holiday.

Other variations typically arise because certain expenses or benefits recorded to our financial statements are either limited or disallowed when calculating our income tax provision. Amortization expense of less than $0.1 million was not deducted when calculating our income tax provision. Also, certain expenses such as meals and entertainment and executive compensation are limited for income tax purposes. Other expenses such as minority interest expense are not deductible at all. The impact of the limited or disallowed items discussed above was $0.1 million.

Results of Operations of our Operating Segments: iGATE Solutions, iPS and iGATE Shared Services for the Six Months Ended June 30, 2007 as Compared to the Six Months Ended June 30, 2006:

iGATE Solutions

Revenues for iGATE Solutions for the six months ended June 30, 2007 were $96.4 million, an increase of $18.3 million or 23.6% as compared to $78.1 million for the six months ended June 30, 2006. Our revenue increase for the periods presented is directly attributable to a combination of new customer wins and increased business with our recurring customers. Our onsite/offshore ratio improved as our customers continue to move portions of project work previously done in the U.S. to India. The migration of work to India resulted in increases in billable headcount, billable hours and utilization of offshore resources in India.

The gross margin as a percentage of sales for iGATE Solutions was 31.6% for the six months ended June 30, 2007, as compared to 25.9% for the six months ended June 30, 2006. This improvement was due primarily to the increasing mix of higher profit margin projects from new customers added over the last two years, higher offshore and onsite billing rates, higher offshore volumes and improved resource utilization.

S,G&A expenses for the six months ended June 30, 2007 were $23.1 million or 23.9% of revenues, as compared to $20.7 million or 26.5% of revenues for the six months ended June 30, 2006.

Our net employee cost increased approximately $1.3 million for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006, due to annual salary increases which occurred on April 1, recruiting costs and bonuses paid to salaried employees.

Our net corporate cost increased approximately $0.4 million for the six months ended June 30, 2007. The increase was related to increases in marketing and general corporate costs.

Our net facilities costs increased $0.7 million for the six months ended June 30, 2007, mainly due to the opening of another new office building at our campus in Bangalore, India.

In June 2007, we recorded a goodwill impairment charge of approximately $1.9 million, related to our July 2006 acquisition of LoanPro. This impairment charge was not considered as part of our discussion of iGS’ S,G&A costs and was recorded as a separate line item on our Consolidated Statements of Operations.

Operating income percentage was 5.6% for the six months ended June 30, 2007 as compared to an operating loss percentage of (0.6)% for the six months ended June 30, 2006. The increase in operating income percentage was mainly due to significant increases in revenues and gross margins.

iGATE Professional Services

Revenues for iPS for the six months ended June 30, 2007 were $54.1 million, a decrease of $4.1 million or 7.0% as compared to $58.1 million for the six months ended June 30, 2006. The decrease was due primarily to the completion of a major project in the financial services sector.

Gross margin percentage for iPS was 22.3% for the six months ended June 30, 2007, as compared to 23.0% for the six months ended June 30, 2006. The slight decline was due to start up costs associated with a new subsidiary.

S,G&A expenses for the six months ended June 30, 2007 were $7.6 million or 14.1% of revenues, as compared to $8.7 million or 15.0% of revenues for the six months ended June 30, 2006.

Our net employee cost decreased approximately $0.3 million for the six months ended June 30, 2007 mainly due to decreases in employee salaries, bonuses and commissions and related benefits and H1-B legal fees incurred as a result of decreases in revenues and overall headcount. Our net corporate cost decreased approximately $0.9 million for the six months ended June 30, 2007, mainly due to the settlement of a contingent liability recorded in 2006 related to a wage dispute regarding overtime wages. Our facilities costs remained consistent for the periods presented.

During the six months ended June 30, 2006, we recovered $0.6 million of restructuring costs that were recorded in 2001 as a result of a bankruptcy settlement. These recovered costs were not considered as part of our discussion of iPS’ S,G&A costs and is shown on a separate line item on our Consolidated Statements of Operations.

Operating income percentage was 8.3% for the six months ended June 30, 2007 and 9.0% for the six months ended June 30, 2006. This decline was due primarily to decreases in revenues and the previously mentioned reserve for the wage dispute.

iGATE Shared Services

Revenues for iGATE for the six months ended June 30, 2007 were $1.0 million as compared to $0.8 million for the six months ended June 30, 2006. Revenues increased as a result of new clinical studies being conducted at iGATE Clinical Research International Inc. and iGATE Clinical Research International Private Ltd.

Gross margin percentage was 37.3% for the six months ended June 30, 2007, as compared to 48.2% for the six months ended June 30, 2006. Direct costs increased in anticipation of increased clinical studies.

S,G&A costs were $5.1 million for the six months ended June 30, 2007, as compared to $5.2 million for the six months ended June 30, 2006. These S,G&A corporate costs decreases were offset by increases in operating costs at iGATE Clinical Research International Private Ltd as we continue to invest in this business.

Other Income (Expense) Components

Other income, net for the six months ended June 30, 2007, totaled $4.0 million, compared to $1.1 million for the six months ended June 30, 2006.

For the six months ended June 30, 2007, our net interest income totaled $2.1 million as compared to $1.4 million for the six months ended June 30, 2006. The increase was due to increased investment yields due to additional cash invested as a result of increases in overall cash flow in 2007. For the six months ended June 30, 2007, we recognized $0.2 million of foreign currency translation gains related to our intercompany debt with India and $1.8 million of mark to market gains on our ineffective hedges. For the six months ended June 30, 2006, we recognized $0.8 million of foreign currency translation losses related to our intercompany debt with India, offset by $0.1 million of mark to market gains on our ineffective hedges. Currently, our hedging activities do not meet the minimum requirements for effective hedge accounting treatment under current accounting rules. As a result, we must recognize any unrealized gains or losses as current period income or loss. In 2006, we also recognized an additional gain in the amount of $0.2 million related to the sale of our Canadian operation as certain working capital estimates made as part of the sale were finalized.

In May 2007, Concours Group Inc., a company in which we invested $3.1 million in 2003, was sold. We received no proceeds as result of the sale because other investors had preferential rights to the sale proceeds. Our investment of $0.6 million was recorded in the second quarter of 2007 as a loss on venture investments and affiliated companies.

In June 2006, we sold our investment in Brainbench for $0.5 million in cash. In 2001, we recognized a loss of $2.1 million on this investment because at the time we believed the investment had no significant value. The cash proceeds received was recognized as a gain on venture investments and affiliated companies.

We recognized income on affiliated companies of $0.1 million for the six months ended June 30, 2007 as compared to $0.2 million for the six months ended June 30, 2006. All activity for both periods presented was related to our investment in the Software AG joint venture.

Minority interest expense was $1.3 million for the six months ended June 30, 2007 and relates to the minority interest portion of the income of iGS. Minority interest income was $0.2 million for the six months ended June 30, 2006 related to the losses of iGS.

Income Taxes

Federal income taxes, calculated at the U.S. statutory rate, totaled $2.6 million for the six months ended June 30, 2007. State income taxes which totaled $0.3 million for the six months ended June 30, 2007 were calculated using a blended statutory rate, and are net of federal income tax benefit. Our income tax provision was $1.0 million at an effective rate of 13.6% for the six months ended June 30, 2007.

Several items caused variations from our statutory tax provision. iGS our Indian majority-owned subsidiary is eligible to claim a tax holiday on the majority of its operating income through 2009. The tax holiday resulted in a benefit of $2.2 million for the six months ended June 30, 2007. iGS’ non-operating income, such as interest income, is not included in the tax holiday, and has been considered as part of our income tax provision.

Other variations typically arise because certain expenses or benefits recorded to our financial statements are either limited or disallowed when calculating our income tax provision. Certain expenses such as meals and entertainment and executive compensation are limited for income tax purposes. Other expenses such as minority interest expense are not deductible at all. The impact of the limited or disallowed items discussed above was $0.3 million.

Federal income taxes, calculated at the U.S. statutory rate, totaled $0.7 million for the six months ended June 30, 2006. State income taxes which totaled $0.2 million for the six months ended June 30, 2006 were calculated using a blended statutory rate, and are net of federal income tax benefit. Our income tax provision was $1.2 million at an effective rate of 63.6% for the six months ended June 30, 2006.

Several items caused variations from our statutory income tax provision. iGS our Indian majority-owned subsidiary is eligible to claim a tax holiday on the majority of its operating income through 2009. The tax holiday resulted in a benefit of less than $0.1 million for the six months ended June 30, 2006. iGS’ non-operating income, such as interest income, is not included in the tax holiday, and has been considered as part of our income tax provision.

Other variations typically arise because certain expenses or benefits recorded to our financial statements are either limited or disallowed when calculating our income tax provision. Amortization expense of less than $0.1 million was not deducted when calculating our income tax provision. Also, certain expenses such as meals and entertainment and executive compensation are limited for income tax purposes. Other expenses such as minority interest expense are not deductible at all. The impact of the limited or disallowed items discussed above was $0.3 million.

Liquidity and Capital Resources

Cash from Operations

Cash provided by operations was $14.0 million for the six months ended June 30, 2007. Factors contributing to our cash provided by operations were net income of $6.4 million for the period, partially offset by changes in working capital items of $3.4 million which included an increase in accounts receivable of $3.0 million. During the period, noncash items totaled $11.0 million and included depreciation and amortization, stock based compensation expense, impairment of LoanPro goodwill, realized loss on sale of affiliated company and minority interest.

Cash provided by operations was $2.8 million for the six months ended June 30, 2006. Factors contributing to our cash provided by operations were net income of $0.7 million offset by changes in working capital items of $5.0 million that included an increase to our accounts receivable balances of $3.2 million and increases to other working capital items of $1.8 million. Noncash items during the six months ended June 30, 2006 totaled $7.1 million and included depreciation and amortization, stock based compensation expense, deferred taxes, restructuring reserve recovery and minority interest.

Cash provided by operations is anticipated to be adequate to fund capital expenditures and other business needs over the next 12 months.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2007 was $15.8 million, as compared to cash used in investing activities of $4.2 million for the six months ended June 30, 2006.

Our capital expenditures were $5.4 million and $4.3 million for six months ended June 30, 2007 and 2006, respectively. Significant portions of capital expenditures in both periods presented were due to expansion of our Whitefield campus located in Bangalore, India.

We have increased our short-term investment portfolios by $10.4 million for the six months ended June 30, 2007. We decreased our short-term investment portfolio by $1.1 million for the six months ended June 30, 2006.

In 2006, we invested $1.0 million in unconsolidated affiliates. We made no such investments in 2007.

Financing Activities

Cash provided by financing activities was $1.5 million and $0.6 million for the six months ended June 30, 2007 and 2006, respectively. Sources of cash related to stock option exercises were $1.6 million and $0.7 million in 2007 and 2006, respectively. Tax benefits recognized in conjunction with the adoption SFAS 123(R) was $0.1 million in 2007 and were not significant for the same period in 2006.

Payments on secured financing for automobiles in India were $0.1 million and $0.1 million for six months ended June 30, 2007 and 2006, respectively.

Contractual Obligations

As part of our acquisition of iGATE Clinical Research International Private Ltd., we may be required to fund its existing operations for an amount of up to $3.0 million, based upon mutually agreed upon operating needs. We funded $0.9 million of this requirement during the six months ended June 30, 2007, and $0.3 million during the six months ended June 30, 2006. We have funded a total of $2.4 million thus far in connection with this agreement.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Factors

We are exposed to market risks from adverse changes in interest rates and foreign exchange rates, especially the Indian Rupee (“Rupee”). We do not engage in speculative or leveraged transactions, nor do we hold or issue financial instruments for trading purposes.

Foreign Exchange Rate Sensitivity

iGS’ cash flow and earnings are subject to fluctuations due to exchange rate variation between the Rupee and the U.S. Dollar (“USD”) and the Rupee and the Canadian Dollar (“CAD”). This foreign currency risk exists based upon the nature of iGS’ operations. The majority of iGS’ customers are North American based, which provides an inherent foreign currency risk between USD, CAD and Rupee exchange rates.

We attempt to limit our exposure to changing Rupee rates mainly through financial market transactions. These transactions may include entering into forward or option contracts to hedge existing exposures. The instruments are used to reduce risk by essentially creating offsetting currency exposures. The following table presents information related to foreign currency contracts held by iGS:

LIST OF OUTSTANDING HEDGE TRANSACTIONS ON JUNE 30, 2007

			(Dollars in thousands)
	Maturity Date Ranges	Strike Price at Rupee Rate Ranges	Amount	Option	Net Unrealized Gains/(Losses) June 30, 2007
FORWARD CONTRACTS—USD
From:	July 27, 2007	40.80
To:	November 28, 2007	44.94

Subtotal			$18,000		$254

CURRENCY OPTION CONTRACTS—USD
From:	July 25, 2007	40.65	$6,000	Buy/Sell Put
To:	December 27, 2007	45.00	$6,000	Buy/Sell Call

Subtotal			$12,000		$139

FORWARD CONTRACTS—CAD
From:	July 27, 2007	37.86
To:	September 26, 2007	38.18

Subtotal			$3,000		$(58)

CURRENCY OPTION CONTRACTS—CAD
From:	July 25, 2007	38.00	$3,000	Buy/Sell Put
To:	December 27, 2007	39.49	$3,000	Buy/Sell Call

Subtotal			$6,000		$(6)

PRINCIPAL SWAPS
	December 27, 2007		$651	USD	$(5)
			1,000	SGD
	December 27, 2007		$673	USD	$(5)
			500	EURO
	December 27, 2007		$1,624	USD	$(3)
			200,000	JPY
	December 27, 2007		$2,000	USD	$(7)
			1,000	GBP

Subtotal					$(20)

Total					$309

The net unrealized gains/(losses) were calculated using a Rupee exchange rate of 40.519.

As of June 30, 2007, iGS’ forward contracts to hedge intercompany cash flows will mature within one year. As each contract matures, iGS will receive Rupees at the contracted (“strike price”) rate while delivering either the USD or CAD equivalent of Rupees at the prevailing Rupee exchange rate. Contracts that meet qualifying criteria are accounted for as foreign currency cash flow hedges. Accordingly, the effective portion of gains and losses is deferred as a component of other comprehensive loss and is recognized in earnings at the time the hedged item affects earnings. Any gains and losses due to hedge ineffectiveness or related to contracts which do not qualify for hedge accounting are recorded in current period earnings in “other income and expense”. At June 30, 2007 these forward contracts did not meet qualifying criteria to receive hedge accounting and, as such, iGS appropriately recorded an asset for the net unrealized gain of approximately $0.2 million.

As of June 30, 2007, iGS’ option contracts to hedge intercompany cash flows will mature within one year. As each contract matures and dependent upon prevailing Rupee exchange rates, iGS will either buy USDs or CADs at each contracted “put” strike price or sell USDs or CADs at each contracted “call” strike price. Contracts that meet qualifying criteria are accounted for as foreign currency cash flow hedges. Accordingly, the effective portion of gains and losses is deferred as a component of other comprehensive loss and is recognized in earnings at the time the hedged item affects earnings. Any gains and losses due to hedge ineffectiveness or related to contracts which do not qualify for hedge accounting are recorded in current period earnings in other income and expense. At June 30, 2007 these forward contracts did not meet qualifying criteria to receive hedge accounting and, as such, iGS appropriately recorded an asset for the net unrealized gain of approximately $0.1 million.

As June 30, 2007, iGS’ principal swaps to hedge intercompany debt from iGS to the Company will mature within one year. Contracts that meet qualifying criteria are accounted for as foreign currency cash flow hedges. Accordingly, the effective portion of gains and losses is deferred as a component of other comprehensive loss and is recognized in earnings at the time the hedged item affects earnings. Any gains and losses due to hedge ineffectiveness or related to contracts which do not qualify for hedge accounting are recorded in current period earnings in other income and expense. At June 30, 2007, the principal swaps to hedge intercompany debt did not meet qualifying criteria to receive hedge accounting. For the three months ended June 30, 2007, iGS recognized a liability for the unrealized loss of less than of $0.1 million.

Interest Rate Sensitivity

We are exposed to changes in interest rates primarily as a result of its investing activities used to maintain liquidity and fund business operations. The nature and amount of our long-term and short-term debt can be expected to vary as a result of future business requirements, market conditions and other factors.

Effect of Hypothetical Currency Rate Fluctuations

Our primary net foreign currency exposure is the Rupee. The fair value of foreign exchange contracts is subject to changes in foreign currency exchange rates.

As of June 30, 2007, the potential gain or loss in the fair value of iGS outstanding foreign currency contracts assuming hypothetical 5%, 2% and 1% fluctuations in currency rates would be approximately:

	Valuation given X% decrease in Rupee / USD rate			Fair Value as of June 30, 2007	Valuation give X% increase in Rupee / USD rate
	(5%)	(2%)	(1%)		1%	2%	5%
Rupee to USD rate	38.493	39.709	40.114	40.519	40.924	41.329	42.545
Derivative Instruments	$2.2	$1.1	$0.7	$0.3	$(0.1)	$(0.5)	$(1.6)

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

For all significant foreign operations, the functional currency is the local currency. Assets and liabilities of these operations are translated at the exchange rate in effect at each period end. Statement of Operations accounts are translated at the average exchange rate prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included as a component of other comprehensive income (loss). Realized gains and losses from foreign currency transactions are included in net income for the periods presented. Exchange rate transaction gains (losses) did not have a significant impact on operations for the three or six months ended June 30, 2007.

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

Disclosure Controls and Procedures

For the six month period ended June 30, 2007, the Company carried out an evaluation, under the supervision and with the participation of Company management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended. Based upon, and as of the date of, this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. The results of management’s assessment were reviewed with the Company’s Audit Committee.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the second quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1A. RISK	FACTORS

Risk factors associated with our business are discussed in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 31, 2007, the Company held its Annual Meeting of Shareholders. The Company’s Common Shareholders re-elected Mr. Ashok Trivedi, Mr. Edward Yourdon and Mr. Phaneesh Murthy as Class B Directors to three (3) year terms expiring in 2010.

Nominee	For	Withheld
Ashok Trivedi	49,041,941	561,364
Edward Yourdon	46,945,031	2,658,274
Phaneesh Murthy	46,974,684	2,628,621

The following Directors’ terms continued after the 2007 Annual Meeting of Shareholders:

Class C Directors (whose terms continue until 2008): Sunil Wadhwani and Goran Lindahl.

Class A Directors (whose terms continue until 2009): Michel Berty and J. Gordon Garrett.

53,133,379 Common Shares were outstanding on March 30, 2007, the record date and the holders of 49,603,305 or 93.36% Common Shares voted in person or by proxy, constituting a quorum.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 6th day of August, 2007.

August 6, 2007	/s/ SUNIL WADHWANI
Sunil Wadhwani
Co-Chairman of the Board of Directors, Chief Executive Officer and Director

/s/ MICHAEL J. ZUGAY
Michael J. Zugay
Senior Vice President and Chief Financial Officer