Form 10-Q
period 2007-09-30
IGATE CORP
filed 2007-11-07
CIK 1024732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of October 31, 2007 was 53,626,304 shares.

iGATE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2007

PART I.    FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(a)

iGATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues	$76,146	$71,954	$227,640	$208,972
Cost of revenues	54,050	53,526	162,630	156,560

Gross margin	22,096	18,428	65,010	52,412
Selling, general and administrative	17,071	17,255	52,862	51,871
Restructuring recovery	—	—	—	(555)
Goodwill impairment	—	—	1,950	—

Income from operations	5,025	1,173	10,198	1,096
Other income, net	846	942	4,863	2,008
Minority interest	(653)	(149)	(1,966)	12
Gain (loss) on venture investments	407	—	(193)	534
Equity in income of affiliated companies	94	87	221	266

Income before income taxes	5,719	2,053	13,123	3,916
Income tax expense	1,388	503	2,393	1,689

Net income	$4,331	$1,550	$10,730	$2,227

Net earnings per common share, Basic	$0.08	$0.03	$0.20	$0.04

Net earnings per common share, Diluted	$0.08	$0.03	$0.20	$0.04

Weighted average common shares, Basic	53,446	52,969	53,234	52,915

Weighted average dilutive common equivalent shares outstanding	53,965	53,202	53,807	53,207

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

(b)

iGATE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share and share data)

	September 30, 2007	December 31, 2006*
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$56,618	$52,154
Short-term investments	44,268	31,826
Accounts receivable, net	61,871	53,378
Prepaid and other current assets	8,252	7,700
Prepaid income taxes	878	380
Deferred income taxes	157	1,111

Total current assets	172,044	146,549

Investments in unconsolidated affiliates	1,128	1,398
Land, building, equipment and leasehold improvements, net	32,938	29,867
Goodwill	10,086	11,014
Intangible assets, net	1,179	1,946

Total assets	$217,375	$190,774

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,870	$4,997
Accrued payroll and related costs	17,808	17,966
Accrued income taxes	673	646
Other accrued liabilities	9,149	8,591
Restructuring reserve	340	497
Deferred revenue	239	465

Total current liabilities	34,079	33,162
Other long-term liabilities	691	406
Deferred income taxes	8,096	9,483

Total liabilities	42,866	43,051

Minority interest	17,343	14,372
Shareholders’ equity:
Preferred stock, without par value: 20,000,000 shares authorized, 1 share of Series A Preferred Stock held in treasury in 2007 and 2006, respectively	—	—
Common stock, par value $0.01 per share:
100,000,000 shares authorized, 54,604,091 and 54,021,670 shares issued, respectively	546	540
Additional paid-in capital	172,892	167,626
Accumulated deficit	(10,881)	(21,037)
Common stock held in treasury, at cost, 990,102 shares	(14,714)	(14,714)
Accumulated other comprehensive income	9,323	936

Total shareholders’ equity	157,166	133,351

Total liabilities and shareholders’ equity	$217,375	$190,774

*	Condensed from audited Consolidated Financial Statements.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

(c)

iGATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months ended September 30,
	2007	2006
Cash Flows From Operating Activities:
Net income	$10,730	$2,227
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	8,338	8,177
Stock based compensation	3,206	2,822
Impairment of goodwill	1,950	—
Unrealized loss (gain) on derivative instruments	174	(1,082)
Realized gain on investments	(407)	(59)
Realized loss on sale of affiliated company	642	—
Bad debt (recovery) expense	(234)	238
Deferred income taxes, net	(546)	(40)
Equity in income of affiliated companies	(221)	(266)
Restructuring recovery	—	(555)
Minority interest	1,966	(12)
Working capital items:
Accounts receivable	(3,618)	(7,267)
Prepaid and other assets	(483)	388
Accounts payable	612	(621)
Accrued and other liabilities	(203)	322
Deferred revenue	(255)	(239)
Restructuring reserve	(188)	(1,657)

Net cash flows provided by operating activities	21,463	2,376

Cash Flows From Investing Activities:
Additions to land, building, equipment and leasehold improvements, net	(7,125)	(7,034)
(Purchases) sales of investments, net	(10,756)	570
Acquisitions, net of cash acquired	—	285
Investments in unconsolidated affiliates	—	(162)

Net cash flows used by investing activities	(17,881)	(6,341)

Cash Flows From Financing Activities:
Payments on secured financing	(181)	(140)
Net proceeds from exercise of stock options and excess tax benefit	2,540	1,509

Net cash flows provided by financing activities	2,359	1,369

Effect of currency translation	(1,477)	957

Net change in cash and cash equivalents	4,464	(1,639)
Cash and cash equivalents, beginning of period	52,154	45,837

Cash and cash equivalents, end of period	$56,618	$44,198

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

iGATE CORPORATION

(d)    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

The Unaudited Condensed Consolidated Financial Statements included herein have been prepared by iGATE Corporation (the “Company”) in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, the accompanying Unaudited Condensed Consolidated Financial Statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying Unaudited Condensed Consolidated Financial Statements as of and for the three and nine months ended September 30, 2007 and 2006 should be read in conjunction with the Company’s Consolidated Financial Statements (and notes thereto) included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2006. In the opinion of the Company’s management, all adjustments considered necessary for a fair statement of the accompanying Unaudited Condensed Consolidated Financial Statements have been included, and all adjustments, unless otherwise discussed in the Notes to the Unaudited Condensed Consolidated Financial Statements, are of a normal and recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

As of January 1, 2007, the Company provided a liability for $1.0 million of unrecognized tax benefits related to various federal and state income tax matters. Of this amount, the amount that would impact the Company’s effective tax rate, if recognized, is $0.7 million. The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective tax rate consists of items that are offset by deferred tax assets, and the federal tax benefit of state income tax items. For the three and nine months ended September 30, 2007, the reserve has increased by $0.1 million and $0.3 million, respectively. The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of January 1, 2007, the Company had accrued $0.2 million of interest and penalties related to uncertain tax positions. As of September 30, 2007, the total amount of accrued interest and penalties was $0.2 million. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.

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

2.    Derivative Instruments and Hedging Activities

Summarized below are derivative instruments consisting of foreign exchange contracts, currency option contracts and principal only SWAP agreements whose carrying values were adjusted to their fair value at September 30, 2007. Fair values are based on quoted market prices at prevailing exchange rates and other available market information.

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

LIST OF OUTSTANDING HEDGE TRANSACTIONS ON SEPTEMBER 30, 2007

			(Dollars in thousands)
	Maturity Date Ranges	Strike Price at Rupee Rate Ranges	Amount	Option	Net Unrealized Gains/(Losses) September 30, 2007
FORWARD CONTRACTS—USD
From:	October 29, 2007	40.62
To:	December 31, 2008	42.28

Subtotal			$20,000		$763

CURRENCY OPTION CONTRACTS—USD
From:	December 27, 2007	40.65	$22,500	Buy/Sell Put
To:	August 31, 2009	43.00	$13,500	Buy/Sell Call

Subtotal			$36,000		$1,039

FORWARD CONTRACTS—CAD
From:	January 31, 2008	38.72
To:	March 28, 2008	39.43

Subtotal			$3,000		$(68)

CURRENCY OPTION CONTRACTS—CAD
From:	October 27, 2007	38.00	$3,000	Buy/Sell Put
To:	December 27, 2007	39.49	$3,000	Buy/Sell Call

Subtotal			$6,000		$(77)

PRINCIPAL SWAPS
	December 27, 2007		$651	USD	$(19)
			1,000	SGD
	December 27, 2007		$673	USD	$(38)
			500	EURO
	December 27, 2007		$1,624	USD	$(105)
			200,000	JPY
	December 27, 2007		$2,000	USD	$(43)
			1,000	GBP

Subtotal					$(205)

Total					$1,452

The net unrealized gains/(losses) were calculated using a Rupee exchange rate of 39.667.

As of September 30, 2007, iGate Global Solutions Limited’s (“iGS”) forward contracts to hedge intercompany cash flows will all mature by December 31, 2008. As each contract matures, iGS will receive Rupees at the contracted (“strike price”) rate while delivering either the U.S. Dollar (“USD”) or Canadian Dollar (“CAD”) equivalent of Rupees at the prevailing Rupee exchange rate. Contracts that meet qualifying criteria are accounted for as foreign currency cash flow hedges. Accordingly, the effective portion of gains and losses is deferred as a component of other comprehensive loss and is recognized in earnings at the time the hedged item

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

affects earnings. Any gains and losses due to hedge ineffectiveness or related to contracts which do not qualify for hedge accounting are recorded in current period earnings in “other income and expense”. At September 30, 2007 certain previously existing forward contracts did not meet qualifying criteria to receive hedge accounting and, as such, iGS appropriately recorded an asset for the net unrealized gain of approximately $0.3 million. Contracts entered into subsequent to July 1, 2007 met qualifying criteria to receive hedge accounting and have been deemed to be effective. As a result, iGS has appropriately recorded other comprehensive income of $0.3 million.

As of September 30, 2007, iGS’ option contracts to hedge intercompany cash flows will all mature by August 31, 2009. As each contract matures and dependent upon prevailing Rupee exchange rates, iGS will either buy USDs or CADs at each contracted “put” strike price or sell USDs or CADs at each contracted “call” strike price. Contracts that meet qualifying criteria are accounted for as foreign currency cash flow hedges. Accordingly, the effective portion of gains and losses is deferred as a component of other comprehensive income and is recognized in earnings at the time the hedged item affects earnings. Any gains and losses due to hedge ineffectiveness or related to contracts which do not qualify for hedge accounting are recorded in current period earnings in other income and expense. At September 30, 2007 certain previously existing forward contracts did not meet qualifying criteria to receive hedge accounting and, as such, iGS appropriately recorded an asset for the net unrealized gain of less than $0.1 million. Contracts entered into subsequent to July 1, 2007 met qualifying criteria to receive hedge accounting and have been deemed to be effective. As a result iGS has appropriately recorded other comprehensive income of $1.0 million.

As of September 30, 2007, iGS’ principal swaps to hedge intercompany debt from iGS to the Company will mature within one year. Contracts that meet qualifying criteria are accounted for as foreign currency cash flow hedges. Accordingly, the effective portion of gains and losses is deferred as a component of other comprehensive loss and is recognized in earnings at the time the hedged item affects earnings. Any gains and losses due to hedge ineffectiveness or related to contracts which do not qualify for hedge accounting are recorded in current period earnings in other income and expense. At September 30, 2007, the principal swaps to hedge intercompany debt did not meet qualifying criteria to receive hedge accounting. At September 30, 2007, iGS recorded a liability for the unrealized loss of $0.2 million.

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

Changes in the carrying value of goodwill and intangible assets by reportable segment are as follows (in thousands):

	iGATE Solutions	iGATE Professional Services	iGATE Shared Services	Consolidated
Goodwill at December 31, 2006	$10,225	$216	$573	$11,014
Purchase price adjustment	(201)	—	—	(201)
Goodwill impairment	(1,950)	—	—	(1,950)
Foreign currency translation effect	1,223	—	—	1,223

Goodwill at September 30, 2007	$9,297	$216	$573	$10,086

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Income Taxes

Income before income taxes, as shown in the accompanying Condensed Consolidated Statements of Operations, consisted of the following for the three and nine months ended September 30, 2007 and 2006, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in Thousands)		(Dollars in Thousands)
Income before income taxes:
Domestic	$2,777	$457	$3,297	$1,618
Foreign	2,942	1,596	9,826	2,298

Income before income taxes	$5,719	$2,053	$13,123	$3,916

Taxes on income, as shown in the accompanying Condensed Consolidated Statements of Operations, consisted of the following for the three and nine months ended September 30, 2007 and 2006, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in Thousands)		(Dollars in Thousands)
Current provision:
Federal	$803	$565	$823	$914
State	190	166	429	343
Foreign	1,032	96	1,574	306

Total current provision	2,025	827	2,826	1,563

Deferred provision (benefit) :
Federal	153	(380)	754	(207)
State	22	(57)	111	(151)
Foreign	(587)	—	(938)	17
Valuation allowance	(225)	113	(360)	467

Total deferred (benefit) provision	(637)	(324)	(433)	126

Total provision for income taxes	$1,388	$503	$2,393	$1,689

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes for the three and nine months ended September 30, 2007 and 2006, respectively were as follows (in thousands):

	Three Months Ended September 30, 2007		Three Months Ended September 30, 2006
Income taxes computed at the federal statutory rate	$2,002	35.0%	$719	35.0%
State income taxes, net of federal tax benefit	145	2.5	81	3.9
Foreign taxes at other than U.S. statutory rate	(584)	(10.2)	(462)	(22.5)
Minority interest	228	4.0	52	2.5
Net foreign tax credit from deemed paid dividends	(94)	(1.6)	—	—
Nondeductible goodwill	—	—	8	0.4
Nondeductible compensation	48	0.8	35	1.7
Other—net	(132)	(2.3)	(43)	(2.1)
Valuation allowance	(225)	(3.9)	113	5.5

	$1,388	24.3%	$503	24.4%

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Nine Months Ended September 30, 2007		Nine Months Ended September 30, 2006
Income taxes computed at the federal statutory rate	$4,593	35.0%	$1,371	35.0%
State income taxes, net of federal tax benefit	408	3.1	232	5.9
Foreign taxes at other than U.S. statutory rate	(2,802)	(21.4)	(481)	(12.3)
Minority interest	688	5.2	(4)	(0.1)
Net foreign tax credit from deemed paid dividends	(94)	(0.7)	—	—
Nondeductible goodwill	—	—	53	1.4
Nondeductible compensation	48	0.4	105	2.7
Other—net	(88)	(0.7)	(54)	(1.4)
Valuation allowance	(360)	(2.7)	467	11.9

	$2,393	18.2%	$1,689	43.1%

Under the Indian Income Tax Act, 1961, the Company’s Indian subsidiary, iGate Global Solutions Limited, is eligible to claim a tax holiday for 10 consecutive assessment years on profits derived from the export of software services from divisions registered under the Software Technology Parks at Bangalore, Chennai, and Pune. For the three months ended September 30, 2007 and 2006 the tax holiday resulted in benefits of $0.8 million and $0.5 million, respectively, when calculated at the statutory U.S. rate. For the nine months ended September 30, 2007 and 2006 the corresponding benefits were $3.0 million and $0.5 million, respectively. The majority of the remaining benefits will extend through 2009. There are no adverse tax effects to be considered from the goodwill impairment discussed in Note 3 above as it is included as part of the subsidiary’s tax holiday. Non-operating income, such as interest income and capital gains, is not part of the tax holiday, and has been considered as part of our income tax provision.

5.    Earnings Per Share

The following table sets forth the computation of earnings per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Basic income per share:
Net income	$4,331	$1,550	$10,730	$2,227

Divided by:
Weighted average common shares	53,446	52,969	53,234	52,915

Net earnings per common share, Basic	$0.08	$0.03	$0.20	$0.04

Diluted income per share:
Net income	$4,331	$1,550	$10,730	$2,227

Divided by:
Weighted average common shares	53,446	52,969	53,234	52,915
Dilutive effect of restricted and common stock equivalents	519	233	573	292

Diluted average common shares	53,965	53,202	53,807	53,207

Net earnings per common share, Diluted	$0.08	$0.03	$0.20	$0.04

The number of outstanding options to purchase common shares for which the option exercise prices exceeded the average market price of the common shares aggregated 0.4 million shares and 1.3 million shares, and 0.4 million shares and 1.1 million shares for the three and nine months ended September 30, 2007 and 2006, respectively. These options were excluded from the computation of diluted earnings per share under the treasury stock method.

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net Income	$4,331	$1,550	$10,730	$2,227
Unrealized gain on derivative instruments	1,282	—	1,282	—
Foreign Currency Translation	1,942	(201)	7,105	(702)

Comprehensive Income	$7,555	$1,349	$19,117	$1,525

7.    Segment Information

The Company’s reportable segments are iGATE Solutions, iGATE Professional Services (“iPS”) and iGATE Shared Services. No operating segments have been aggregated.

The following tables present selected financial information for the Company’s reporting segments for the three and nine months ended September 30, 2007 and 2006, respectively:

	Three Months Ended September 30, 2007
	iGATE Solutions	iGATE Professional Services	iGATE Shared Services(1)	Total
	(Dollars in thousands)
External revenues	$49,559	$25,919	$668	$76,146

Income (loss) from operations	$5,200	$2,113	(2,288)	5,025

Other income, net			846	846
Minority interest			(653)	(653)
Gain on venture investments			407	407
Equity in income of affiliated companies			94	94

(Loss) income before income taxes			$(1,594)	$5,719

	Three Months Ended September 30, 2006
	iGATE Solutions	iGATE Professional Services	iGATE Shared Services(1)	Total
	(Dollars in thousands)
External revenues	$44,067	$27,530	$357	$71,954

Income (loss) from operations	$1,348	$2,357	(2,532)	1,173

Other income, net			942	942
Minority interest			(149)	(149)
Equity in income of affiliated companies			87	87

(Loss) income before income taxes			$(1,652)	$2,053

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Nine Months Ended September 30, 2007
	iGATE Solutions	iGATE Professional Services	iGATE Shared Services(1)	Total
	(Dollars in thousands)
External revenues	$146,001	$80,006	$1,633	$227,640

Goodwill impairment	1,950	—	—	1,950

Income (loss) from operations	$10,642	$6,576	(7,020)	10,198

Other income, net			4,863	4,863
Minority interest			(1,966)	(1,966)
Loss on venture investments			(193)	(193)
Equity in income of affiliated companies			221	221

(Loss) income before income taxes			$(4,095)	$13,123

	Nine Months Ended September 30, 2006
	iGATE Solutions	iGATE Professional Services	iGATE Shared Services(1)	Total
	(Dollars in thousands)
External revenues	$122,122	$85,668	$1,182	$208,972

Restructuring recovery	—	(555)	—	(555)

Income (loss) from operations	$887	$7,580	(7,371)	1,096

Other income, net			2,008	2,008
Minority interest			12	12
Gain on venture investments			534	534
Equity in income of affiliated companies			266	266

(Loss) income before income taxes			$(4,551)	$3,916

(1)	Shared Services activities include general corporate expenses, interest income and expense, equity in losses of unconsolidated affiliates, minority interest, loss from joint ventures and restructuring charges not identified to a specific segment, and other unallocated charges. The Company evaluates segments based on income (loss) from operations. Since certain administrative and other operating expenses or income sources have not been allocated to the operating business segments, this basis is not necessarily a measure computed in accordance with generally accepted accounting principles and it may not be comparable to other companies.

Assets by segment were as follows:

	September 30, 2007	December 31, 2006
	(Dollars in thousands)
iGATE Solutions	$129,758	$106,034
iGATE Professional Services	18,594	20,798
iGATE Shared Services	69,023	63,942

Total assets	$217,375	$190,774

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a concentration of revenues greater than 10% for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
General Electric Company
iGate Solutions	25%	30%	25%	32%
iGate Consolidated	16%	19%	16%	19%
Royal Bank of Canada
iGate Solutions	20%	10%	18%	—
iGate Consolidated	13%	—	11%	—
Chimes, Inc.
iGate Professional Services	—	—	—	10%
TEKSystems, Inc.
iGate Professional Services	13%	14%	13%	12%
International Business Machines Corp.
iGate Professional Services	11%	11%	12%	11%

8.    Subsequent Events

On October 9, 2007, the Company announced its intention to delist iGS from the Bombay, the National and the Bangalore Stock Exchanges in India. This important step will simplify the Company’s capital structure and reduce its regulatory reporting requirements. Under applicable Indian laws, iGS can be delisted after the Company acquires over 90% of iGS’s common stock. The Company currently owns 81.1% of such stock.

The delisting is subject to the approval of the iGS shareholders and Indian government regulatory compliance. If consummated, the purchase of the publicly-held shares will be done in accordance with the delisting guidelines of the Securities and Exchange Board of India through a shareholder-led reverse book building process. This process includes the establishment of a floor or minimum price which is equal to the past 26 week average price of iGS common stock calculated with respect to the date of the Company’s public announcement of its intention to delist. This public announcement will be made shortly after iGS’s Extraordinary General Meeting (“EGM”) of shareholders to approve such delisting, and this meeting has been set for November 13, 2007.

During the next phase of the process, an exit price is discovered and is the price at which the maximum number of shares are tendered during the reverse-book building process. The Company then has a right to either accept this exit price and complete the delisting or reject such price and not effect the delisting.

It’s the Company’s intention to complete the delisting only if the final price is reasonable and acceptable to its Board of Directors. If the price is acceptable, the Company expects to finance this transaction using its existing cash reserves. The expected completion date is late December 2007.

If the delisting offer is successful, residual minority shareholders will have a right for a period of six months to tender their shares to the Company at the exit price.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the statements in this Form 10-Q contain statements that are not historical facts and that constitute “forward-looking statements” within the meaning of such term under the Private Securities Litigation Reform Act of 1995. These forward-looking statements include our financial growth and liquidity projections as well as statements concerning our plans, strategies, intentions and beliefs concerning our business, cash flows, costs and the markets in which we operate. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify certain forward-looking statements. These forward-looking statements are based on information currently available to us, and we assume no obligation to update these statements as circumstances change. There are risks and uncertainties that could cause actual events to differ materially from these forward-looking statements. While we cannot predict all of the risks and uncertainties, they include, but are not limited to, our ability to predict our financial performance, the level of market demand for our services, the highly-competitive market for the types of services that we offer, the impact of competitive factors on profit margins, market conditions that could cause our customers to reduce their spending for our services, our ability to create, acquire and build new businesses and grow our existing businesses, our ability to attract and retain qualified personnel, our ability to reduce costs and conserve cash, currency fluctuations and market conditions in India and elsewhere around the world, political and military tensions in India and Southern Asia, changes in generally accepted accounting principles and/or their interpretation and other risks that are described in more detail in our filings with the Securities and Exchange Commission, including our Form 10-K (“Form 10-K”) for the year ended December 31, 2006 and included herein.

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

Going forward, our principal strategy is to offer offshore-based IT and BPO services to our clients in various industries. Some of our current service offerings are non-IT related and include services as diverse as call centers, clinical trials management, and mortgage servicing. We may continue to expand our BPO service offerings through acquisitions and strategic relationships and internal initiatives. We believe that such services can be or are being performed offshore, at savings as high as 50% over U.S. labor and infrastructure costs.

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

The iGATE Solutions segment revenues are derived through iGS, our majority-owned Indian subsidiary. Our iGATE Solutions segment has approximately 5,980 employees.

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

The iGATE Solutions segment services customers in a wide range of industries. The segment’s largest customer is General Electric Company (“GE”) which accounted for 25%, 25%, 30% and 32% of its revenues for the three and nine months ended September 30, 2007 and 2006, respectively. iGS is a Global Preferred Partner of GE. Its Global Preferred Partnership status extends through the end of 2009. The Royal Bank of Canada accounted for 20% and 18% of iGS revenues for the three and nine months ended September 30, 2007. The Royal Bank of Canada accounted for 10% of iGS’ total revenues for the three months ended September 30, 2006.

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

The iPS segment serves a wide variety of customers in numerous industries in the U.S. For the three and nine months ended September 30, 2007 and 2006, International Business Machines Corp. (“IBM”) accounted for 11%, 12%, 11% and 11% of iPS revenues, respectively. For the three and nine months ended September 30, 2007 and 2006, TEK Systems accounted for 13%, 13%, 14% and 12% of iPS revenues, respectively. For the nine months ended September 30, 2006, Chimes, Inc. accounted for 10% of iPS revenues. iPS has approximately 960 employees.

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

As of January 1, 2007, the Company provided a liability for $1.0 million of unrecognized tax benefits related to various federal and state income tax matters. Of this amount, the amount that would impact the Company’s effective tax rate, if recognized, is $0.7 million. The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective tax rate consists of items that are offset by deferred tax assets, and the federal tax benefit of state income tax items. For the three and nine months ended

September 30, 2007, the reserve has increased by $0.1 million and $0.3 million, respectively. The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2003 through 2006. The Company and its subsidiaries state income tax returns are open to audit under the statute of limitations for the years ending December 31, 2002 through 2006.

As of January 1, 2007, the Company has accrued $0.2 million of interest and penalties related to uncertain tax positions. As of September 30, 2007, the total amount of accrued interest and penalties was $0.2 million. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.

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

Results of Operations of our Operating Segments: iGATE Solutions, iPS and iGATE Shared Services for the Three Months Ended September 30, 2007 as Compared to the Three Months Ended September 30, 2006:

iGATE Solutions

Revenues for iGATE Solutions for the three months ended September 30, 2007 were $49.6 million, an increase of $5.5 million or 12.5% as compared to $44.1 million for the three months ended September 30, 2006. Our revenue increase for the periods presented is directly attributable to a combination of new customer wins and increased business with our recurring customers. Our onsite/offshore ratio improved as our customers continue to move portions of project work previously done in the U.S. to India. The migration of work to India resulted in increases in billable headcount, billable hours and utilization of offshore resources in India.

The gross margin as a percentage of sales (“gross margin percentage”) for iGATE Solutions was 32.5% for the three months ended September 30, 2007, as compared to 27.5% for the three months ended September 30, 2006. This improvement was due primarily to the increasing mix of higher profit margin projects from new customers added over the last two years, higher offshore and onsite billing rates, higher offshore volumes and improved resource utilization.

Selling, general and administrative expenses (“S,G&A expenses”) include all costs that are not directly associated with our segment’s revenue generating consultants. S,G&A expenses include employee costs, corporate costs and facilities costs. Employee costs include administrative salaries and related employee benefits, travel, recruiting and training costs. Corporate costs include costs such as legal, accounting and outside consulting fees. Facilities costs include rent, depreciation, amortization of intangible assets related to prior acquisitions and communications costs. S,G&A expenses for the three months ended September 30, 2007 were $10.9 million or 22% of revenues, as compared to $10.8 million or 24.4% of revenues for the three months ended September 30, 2006.

Our net employee cost increased approximately $0.4 million for the quarter ended September 30, 2007 as compared to the quarter ended September 30, 2006, due to annual salary increases which occurred on April 1, recruiting costs and bonuses paid to salaried employees as we continue to spend less money on temporary employees.

Our net facilities costs increased $0.4 million for the quarter ended September 30, 2007, mainly due to the opening of another new office building at our campus in Bangalore, India.

Operating income percentage was 10.5% for the three months ended September 30, 2007 as compared to 3.1% for the three months ended September 30, 2006. The increase in operating income percentage was mainly due to significant increases in revenues and gross margins.

iGATE Professional Services

Revenues for iPS for the three months ended September 30, 2007 were $25.9 million, a decrease of $1.6 million or 5.9% as compared to $27.5 million for the three months ended September 30, 2006. The decrease was primarily due to lower billable employee placements and the completion of a major project in the financial services sector.

Gross margin percentage for iPS was 21.7% for the three months ended September 30, 2007, as compared to 22.5% for the three months ended September 30, 2006. The decline was primarily due to start up costs associated with a new subsidiary and competitive pricing.

S,G&A expenses for the three months ended September 30, 2007 were $3.5 million or 13.6% of revenues, as compared to $3.8 million or 14.0% of revenues for the three months ended September 30, 2006.

Our net employee cost decreased approximately $0.3 million for the quarter ended September 30, 2007 mainly due to decreases in employee salaries, bonuses and commissions and related benefits and H1-B legal fees incurred as a result of decreases in revenues and overall headcount. Our net corporate cost and facilities costs remained consistent for the periods presented.

Operating income percentage was 8.2% and 8.6% for the three months ended September 30, 2007 and 2006, respectively as we have been able to control our S,G&A costs as our operating revenues declined.

iGATE Shared Services

Revenues for iGATE for the three months ended September 30, 2007 were $0.7 million as compared to $0.4 million for the three months ended September 30, 2006. Revenues increased as a result of new clinical studies being conducted at iGATE Clinical Research International Inc. and iGATE Clinical Research International Private Ltd.

Gross margin percentage was 54.8% for the three months ended September 30, 2007, as compared to 30.3% for the three months ended September 30, 2006. Revenue increases from new clinical studies generated additional gross margin.

S, G&A expenses were $2.7 million for the three months ended September 30, 2007, as compared to $2.6 million for the three months ended September 30, 2006. Our S, G&A costs increased mainly due to overall increases in operating costs at iGATE Clinical Research International Private Ltd as we continue to invest in this business.

Other Income (Expense) Components

Other income, net for the three months ended September 30, 2007, totaled $0.8 million, compared to $0.9 million for the three months ended September 30, 2006.

During the third quarter of 2007, our net interest income totaled $1.1 million as compared to $0.8 million for the third quarter of 2006. The increase was due to increased investment yields and additional cash invested as a result of increases in overall cash flow in 2007 as compared to 2006. In the third quarter of 2007, we recognized less than $0.1 million of foreign currency translation losses related to our intercompany debt with India and $0.2 million of mark to market gains on our ineffective hedges. In the third quarter of 2006, we recognized $0.1 million of foreign currency translation losses related to our intercompany debt with India and $0.4 million of mark to market gains on our ineffective hedges. Currently, a small portion of our hedging activities still do not meet the minimum requirements for effective hedge accounting treatment under current accounting rules. As a result, we must recognize some unrealized gains or losses as current period income or loss. During the third quarter of 2007, iGS declared a dividend to their minority shareholders in the amount of $0.4 million as compared to $0.1 million in the same period of 2006.

In August 2007, we received $0.4 million of cash from an escrow account related to a prior sale of a business. The cash received was recognized as a gain on venture investments and affiliated companies.

We recognized income on affiliated companies of $0.1 million for the three months ended September 30, 2007 as compared to $0.1 million for the three months ended September 30, 2006. All activity for both periods presented was related to our investment in the Software AG joint venture.

Minority interest expense was $0.7 million for the three months ended September 30, 2007 and relates to the minority interest portion of the income of iGS. Minority interest expense was $0.1 million for the three months ended September 30, 2006 also related to the income of iGS.

Income Taxes

Federal income taxes, calculated at the U.S. statutory rate, totaled $2.0 million for the three months ended September 30, 2007. State income taxes which totaled $0.2 million for the three months ended September 30, 2007 were calculated using a blended statutory rate, and are net of federal income tax benefit. Our income tax provision was $1.4 million at an effective rate of 24.3% for the three months ended September 30, 2007. The tax provision included a benefit of $0.1 million from deemed paid foreign tax credits associated with dividends paid by iGATE Global Solutions Limited (“iGS”) our Indian majority-owned subsidiary.

Several items caused variations from our statutory tax provision. iGS is eligible to claim a tax holiday on the majority of its operating income through 2009. The tax holiday resulted in a benefit of $0.8 million for the three months ended September 30, 2007. iGS’ non-operating income, such as interest income, is not included in the tax holiday, and has been considered as part of our income tax provision.

Other variations typically arise because certain expenses or benefits recorded to our financial statements are either limited or disallowed when calculating our income tax provision. Certain expenses such as meals and entertainment and executive compensation are limited for income tax purposes. Other expenses such as minority interest expense are not deductible at all. The impact of the limited or disallowed items discussed above was $0.1 million

Federal income taxes, calculated at the U.S. statutory rate, totaled $0.7 million for the three months ended September 30, 2006. State income taxes which totaled $0.1 million for the three months ended September 30, 2006 were calculated using a blended statutory rate, and are net of federal income tax benefit. Our income tax provision was $0.5 million at an effective rate of 24.4% for the three months ended September 30, 2006.

Several items caused variations from our statutory income tax provision. iGS our Indian majority-owned subsidiary is eligible to claim a tax holiday on the majority of its operating income through 2009. The tax holiday resulted in a benefit of $0.5 million for the three months ended September 30, 2006, from non-operating income, such as interest income, that is not included in the tax holiday.

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

Results of Operations of our Operating Segments: iGATE Solutions, iPS and iGATE Shared Services for the Nine Months Ended September 30, 2007 as Compared to the Nine Months Ended September 30, 2006:

iGATE Solutions

Revenues for iGATE Solutions for the nine months ended September 30, 2007 were $146.0 million, an increase of $23.9 million or 19.6% as compared to $122.1 million for the nine months ended September 30, 2006. Our revenue increase for the periods presented is directly attributable to a combination of new customer wins and increased business with our recurring customers. Our onsite/offshore ratio improved as our customers continue to move portions of project work previously done in the U.S. to India. The migration of work to India resulted in increases in billable headcount, billable hours and utilization of offshore resources in India.

The gross margin as a percentage of sales for iGATE Solutions was 31.9% for the nine months ended September 30, 2007, as compared to 26.5% for the nine months ended September 30, 2006. This improvement was due primarily to the increasing mix of higher profit margin projects from new customers added over the last two years, higher offshore and onsite billing rates, higher offshore volumes and improved resource utilization.

S,G&A expenses for the nine months ended September 30, 2007 were $34.0 million or 23.3% of revenues, as compared to $31.4 million or 25.7% of revenues for the nine months ended September 30, 2006.

Our net employee cost increased approximately $1.6 million for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006, due to annual salary increases which occurred on April 1, recruiting costs and bonuses paid to salaried employees.

Our net corporate cost decreased approximately $0.2 million for the nine months ended September 30, 2007, related to a decrease in bad debt expense.

Our net facilities costs increased $1.1 million for the nine months ended September 30, 2007, mainly due to the opening of another new office building at our campus in Bangalore, India.

In June 2007, we recorded a goodwill impairment charge of approximately $1.9 million, related to our July 2006 acquisition of LoanPro. This impairment charge was not considered as part of our discussion of iGS’ S,G&A costs and was recorded as a separate line item on our Consolidated Statements of Operations.

Operating income percentage was 7.3% for the nine months ended September 30, 2007 as compared to 0.7% for the nine months ended September 30, 2006. The increase in operating income percentage was mainly due to significant increases in revenues and gross margins.

iGATE Professional Services

Revenues for iPS for the nine months ended September 30, 2007 were $80.0 million, a decrease of $5.7 million or 6.6% as compared to $85.7 million for the nine months ended September 30, 2006. The decrease was due primarily to lower billable employee placements and the completion of a major project in the financial services sector.

Gross margin percentage for iPS was 22.1% for the nine months ended September 30, 2007, as compared to 22.9% for the nine months ended September 30, 2006. The slight decline was due to start up costs associated with a new subsidiary and competitive pricing.

S,G&A expenses for the nine months ended September 30, 2007 were $11.1 million or 13.9% of revenues, as compared to $12.6 million or 14.7% of revenues for the nine months ended September 30, 2006.

Our net employee cost decreased approximately $0.6 million for the nine months ended September 30, 2007 mainly due to decreases in employee salaries, bonuses and commissions and related benefits and H1-B legal fees incurred as a result of decreases in revenues and overall headcount. Our net corporate cost decreased approximately $0.4 million for the nine months ended September 30, 2007, mainly due to the settlement of a contingent liability recorded in 2006 related to a wage dispute regarding overtime wages. Our facilities costs remained consistent for the periods presented.

During the nine months ended September 30, 2006, we recovered $0.6 million of restructuring costs that were recorded in 2001 as a result of a bankruptcy settlement. These recovered costs were not considered as part of our discussion of iPS’ S,G&A costs and is shown on a separate line item on our Consolidated Statements of Operations.

Operating income percentage was 8.2% for the nine months ended September 30, 2007 and 8.8% for the nine months ended September 30, 2006. This decline was due primarily to decreases in revenues and the previously mentioned reserve for the wage dispute.

iGATE Shared Services

Revenues for iGATE for the nine months ended September 30, 2007 were $1.6 million as compared to $1.2 million for the nine months ended September 30, 2006. Revenues increased as a result of new clinical studies being conducted at iGATE Clinical Research International Inc. and iGATE Clinical Research International Private Ltd.

Gross margin percentage was 44.5% for the nine months ended September 30, 2007, as compared to 42.8% for the nine months ended September 30, 2006. Revenue increases from new clinical studies generated additional gross margin.

S,G&A costs were $7.7 million for the nine months ended September 30, 2007, as compared to $7.9 million for the nine months ended September 30, 2006. These S,G&A corporate cost decreases were offset by increases in operating costs at iGATE Clinical Research International Private Ltd as we continue to invest in this business.

Other Income (Expense) Components

Other income, net for the nine months ended September 30, 2007, totaled $4.9 million, compared to $2.0 million for the nine months ended September 30, 2006.

For the nine months ended September 30, 2007, our net interest income totaled $3.1 million as compared to $2.3 million for the nine months ended September 30, 2006. The increase was due to increased investment yields and additional cash invested as a result of increases in overall cash flow in 2007. For the nine months ended September 30, 2007, we recognized $0.1 million of foreign currency translation gains related to our intercompany debt with India and $2.0 million of mark to market gains on our ineffective hedges. For the nine months ended September 30, 2006, we recognized $0.8 million of foreign currency translation losses related to our intercompany debt with India, offset by $0.5 million of mark to market gains on our ineffective hedges. Currently, a small portion of our hedging activities do not meet the minimum requirements for effective hedge accounting treatment under current accounting rules. As a result, we must recognize some unrealized gains or losses as current period income or loss. In 2006, we also recognized an additional gain in the amount of $0.3 million related to the sale of our Canadian operation as certain working capital estimates made as part of the sale were finalized. During the third quarter of 2007, iGS declared a dividend to their minority shareholders in the amount of $0.4 million as compared to $0.1 million in the same period of 2006.

In August 2007, we received $0.4 million of cash from an escrow account related to a prior sale of a business. The cash received was recognized as a gain on venture investments and affiliated companies.

In May 2007, Concours Group Inc., a company in which we invested $3.1 million in 2003, was sold. We received no proceeds as a result of the sale because other investors had preferential rights to the sale proceeds. Our remaining investment of $0.6 million was recorded in the second quarter of 2007 as a loss on venture investments and affiliated companies.

In June 2006, we sold our investment in Brainbench for $0.5 million in cash. In 2001, we recognized a loss of $2.1 million on this investment because at the time we believed the investment had no significant value. The cash proceeds received was recognized as a gain on venture investments and affiliated companies.

We recognized income on affiliated companies of $0.2 million for the nine months ended September 30, 2007 as compared to $0.3 million for the nine months ended September 30, 2006. All activity for both periods presented was related to our investment in the Software AG joint venture.

Minority interest expense was $2.0 million for the nine months ended September 30, 2007 and relates to the minority interest portion of the income of iGS. Minority interest income was less than $0.1 million for the nine months ended September 30, 2006 related to the small losses of iGS.

Income Taxes

Federal income taxes, calculated at the U.S. statutory rate, totaled $4.6 million for the nine months ended September 30, 2007. State income taxes which totaled $0.4 million for the nine months ended September 30, 2007 were calculated using a blended statutory rate, and are net of federal income tax benefit. Our income tax provision was $2.4 million at an effective rate of 18.2% for the nine months ended September 30, 2007. The tax provision included a benefit of $0.1 million from deemed paid foreign tax credits associated with dividends paid by iGATE Global Solutions Limited (“iGS”) our Indian majority-owned subsidiary.

Several items caused variations from our statutory tax provision. iGS is eligible to claim a tax holiday on the majority of its operating income through 2009. The tax holiday resulted in a benefit of $3.0 million for the nine months ended September 30, 2007. iGS’ non-operating income, such as interest income, is not included in the tax holiday, and has been considered as part of our income tax provision.

Other variations typically arise because certain expenses or benefits recorded to our financial statements are either limited or disallowed when calculating our income tax provision. Certain expenses such as meals and entertainment and executive compensation are limited for income tax purposes. Other expenses such as minority interest expense are not deductible at all. The impact of the limited or disallowed items discussed above was $0.5 million

Federal income taxes, calculated at the U.S. statutory rate, totaled $1.4 million for the nine months ended September 30, 2006. State income taxes which totaled $0.2 million for the nine months ended September 30, 2006 were calculated using a blended statutory rate, and are net of federal income tax benefit. Our income tax provision was $1.7 million at an effective rate of 43.1% for the nine months ended September 30, 2006.

Several items caused variations from our statutory income tax provision. iGS our Indian majority-owned subsidiary is eligible to claim a tax holiday on the majority of its operating income through 2009. The tax holiday resulted in a benefit of $0.5 million for the nine months ended September 30, 2006. iGS’ non-operating income, such as interest income, is not included in the tax holiday, and has been considered as part of our income tax provision.

Other variations typically arise because certain expenses or benefits recorded to our financial statements are either limited or disallowed when calculating our income tax provision. Amortization expense of $0.1 million was not deducted when calculating our income tax provision. Also, certain expenses such as meals and entertainment and executive compensation are limited for income tax purposes. Other expenses such as minority interest expense are not deductible at all. The impact of the limited or disallowed items discussed above was $0.6 million.

Liquidity and Capital Resources

Cash from Operations

Cash provided by operations was $21.5 million for the nine months ended September 30, 2007. Factors contributing to our cash provided by operations were net income of $10.7 million for the period, partially offset by changes in working capital items of $4.1 million which included an increase in accounts receivable of $3.6 million. During the period, noncash items totaled $14.9 million and included depreciation and amortization, stock based compensation expense, impairment of LoanPro goodwill, realized loss on sale of affiliated company, minority interest and deferred income taxes.

Cash provided by operations was $2.4 million for the nine months ended September 30, 2006. Factors contributing to our cash provided by operations were net income of $2.2 million offset by changes in working capital items of $9.1 million that included an increase to our accounts receivable balances of $7.3 million and increases to other working capital items of $1.8 million. Noncash items during the nine months ended September 30, 2006 totaled $9.2 million and included depreciation and amortization, stock based compensation expense, deferred taxes, restructuring reserve recovery and minority interest.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2007 was $17.9 million, as compared to cash used in investing activities of $6.3 million for the nine months ended September 30, 2006.

Our capital expenditures were $7.1 million and $7.0 million for nine months ended September 30, 2007 and 2006, respectively. Significant portions of capital expenditures in both periods presented were due to expansion of our Whitefield campus located in Bangalore, India.

We have increased our short-term investment portfolios by $10.8 million for the nine months ended September 30, 2007. We decreased our short-term investment portfolio by $0.6 million for the nine months ended September 30, 2006.

We acquired cash of $0.3 million as part of our acquisition of an additional 55% of the equity LoanPro for the nine months ended September 30, 2006. We made no acquisitions in 2007.

In 2006, we invested $0.2 million in unconsolidated affiliates. We made no such investments in 2007.

Financing Activities

Cash provided by financing activities was $2.4 million and $1.4 million for the nine months ended September 30, 2007 and 2006, respectively. Sources of cash related to stock option exercises were $2.5 million and $1.5 million in 2007 and 2006, respectively. Tax benefits recognized in conjunction with the adoption SFAS 123(R) was $0.1 million in 2007 and were not significant for the same period in 2006.

Payments on secured financing for automobiles in India were $0.2 million and $0.1 million for nine months ended September 30, 2007 and 2006, respectively.

The PNC Facility was renewed on August 22, 2007 for 365 days. Our borrowing availability under the PNC Facility is $35.0 million and is unsecured. As part of our agreement with PNC, we are required to maintain domestic cash and cash equivalents and short-term investments of at least $35.0 million, maintain net tangible worth of at least $100 million and to maintain a liquidity ratio of not less than 1.5 to 1.0. The liquidity ratio is the sum of domestic cash and accounts receivable divided by total liabilities. We have no outstanding borrowings on the PNC Facility at September 30, 2007.

On October 9, 2007, the Company announced its intention to delist iGS from the Bombay, the National and the Bangalore Stock Exchanges in India. This important step will simplify the Company’s capital structure and reduce its regulatory reporting requirements. Under applicable Indian laws, iGS can be delisted after the Company acquires over 90% of iGS’s common stock. The Company currently owns 81.1% of such stock.

The delisting is subject to the approval of the iGS shareholders and Indian government regulatory compliance. If consummated, the purchase of the publicly-held shares will be done in accordance with the delisting guidelines of the Securities and Exchange Board of India through a shareholder-led reverse book building process. This process includes the establishment of a floor or minimum price which is equal to the past 26 week average price of iGS common stock calculated with respect to the date of the Company’s public announcement of its intention to delist. This public announcement will be made shortly after iGS’s Extraordinary General Meeting (“EGM”) of shareholders to approve such delisting, and this meeting has been set for November 13, 2007.

During the next phase of the process, an exit price is discovered and is the price at which the maximum number of shares are tendered during the reverse-book building process. The Company then has a right to either accept this exit price and complete the delisting or reject such price and not effect the delisting.

It’s the Company’s intention to complete the delisting only if the final price is reasonable and acceptable to its Board of Directors. If the price is acceptable, the Company expects to finance this transaction using its existing cash reserves. The expected completion date is late December 2007.

If the delisting offer is successful, residual minority shareholders will have a right for a period of six months to tender their shares to the Company at the exit price.

The Company believes that cash generated from operations and amounts available under its credit facility are adequate to meet the Company’s reasonably foreseeable operating and capital expenditure requirements.

Contractual Obligations

As part of our acquisition of iGATE Clinical Research International Private Ltd., we may be required to fund its existing operations for an amount of up to $3.0 million, based upon mutually agreed upon operating needs. We funded $0.9 million of this requirement during the nine months ended September 30, 2007, and $0.3 million during the nine months ended September 30, 2006. We have funded a total of $2.4 million thus far in connection with this agreement.

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

We attempt to limit our exposure to changing Rupee rates mainly through financial market transactions. These transactions may include entering into forward or option contracts to hedge existing exposures. The instruments are used to reduce risk by essentially creating offsetting currency exposures. The following table presents information related to foreign currency contracts held by iGS:

LIST OF OUTSTANDING HEDGE TRANSACTIONS ON SEPTEMBER 30, 2007

			(Dollars in thousands)
	Maturity Date Ranges	Strike Price at Rupee Rate Ranges	Amount	Option	Net Unrealized Gains/(Losses) September 30, 2007
FORWARD CONTRACTS—USD
From:	October 29, 2007	40.62
To:	December 31, 2008	42.28

Subtotal			$20,000		$763

CURRENCY OPTION CONTRACTS—USD
From:	December 27, 2007	40.65	$22,500	Buy/Sell Put
To:	August 31, 2009	43.00	$13,500	Buy/Sell Call

Subtotal			$36,000		$1,039

FORWARD CONTRACTS—CAD
From:	January 31, 2008	38.72
To:	March 28, 2008	39.43

Subtotal			$3,000		$(68)

CURRENCY OPTION CONTRACTS—CAD
From:	October 27, 2007	38.00	$3,000	Buy/Sell Put
To:	December 27, 2007	39.49	$3,000	Buy/Sell Call

Subtotal			$6,000		$(77)

PRINCIPAL SWAPS
	December 27, 2007		$651	USD	$(19)
			1,000	SGD
	December 27, 2007		$673	USD	$(38)
			500	EURO
	December 27, 2007		$1,624	USD	$(105)
			200,000	JPY
	December 27, 2007		$2,000	USD	$(43)
			1,000	GBP

Subtotal					$(205)

Total					$1,452

The net unrealized gains/(losses) were calculated using a Rupee exchange rate of 39.667.

As of September 30, 2007, iGate Global Solutions Limited’s (“iGS”) forward contracts to hedge intercompany cash flows will all mature by December 31, 2008. As each contract matures, iGS will receive Rupees at the contracted (“strike price”) rate while delivering either the U.S. Dollar (“USD”) or Canadian Dollar

(“CAD”) equivalent of Rupees at the prevailing Rupee exchange rate. Contracts that meet qualifying criteria are accounted for as foreign currency cash flow hedges. Accordingly, the effective portion of gains and losses is deferred as a component of other comprehensive loss and is recognized in earnings at the time the hedged item affects earnings. Any gains and losses due to hedge ineffectiveness or related to contracts which do not qualify for hedge accounting are recorded in current period earnings in “other income and expense”. At September 30, 2007 certain previously existing forward contracts did not meet qualifying criteria to receive hedge accounting and, as such, iGS appropriately recorded an asset for the net unrealized gain of approximately $0.3 million. Contracts entered into subsequent to July 1, 2007 met qualifying criteria to receive hedge accounting and have been deemed to be effective. As a result, iGS has appropriately recorded other comprehensive income of $0.3 million.

As of September 30, 2007, iGS’ option contracts to hedge intercompany cash flows will all mature by August 31, 2009. As each contract matures and dependent upon prevailing Rupee exchange rates, iGS will either buy USDs or CADs at each contracted “put” strike price or sell USDs or CADs at each contracted “call” strike price. Contracts that meet qualifying criteria are accounted for as foreign currency cash flow hedges. Accordingly, the effective portion of gains and losses is deferred as a component of other comprehensive income and is recognized in earnings at the time the hedged item affects earnings. Any gains and losses due to hedge ineffectiveness or related to contracts which do not qualify for hedge accounting are recorded in current period earnings in other income and expense. At September 30, 2007 certain previously existing forward contracts did not meet qualifying criteria to receive hedge accounting and, as such, iGS appropriately recorded an asset for the net unrealized gain of less than $0.1 million. Contracts entered into subsequent to July 1, 2007 met qualifying criteria to receive hedge accounting and have been deemed to be effective. As a result iGS has appropriately recorded other comprehensive income of $1.0 million.

As of September 30, 2007, iGS’ principal swaps to hedge intercompany debt from iGS to the Company will mature within one year. Contracts that meet qualifying criteria are accounted for as foreign currency cash flow hedges. Accordingly, the effective portion of gains and losses is deferred as a component of other comprehensive loss and is recognized in earnings at the time the hedged item affects earnings. Any gains and losses due to hedge ineffectiveness or related to contracts which do not qualify for hedge accounting are recorded in current period earnings in other income and expense. At September 30, 2007, the principal swaps to hedge intercompany debt did not meet qualifying criteria to receive hedge accounting. At September 30, 2007, iGS recorded a liability for the unrealized loss of $0.2 million.

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

As of September 30, 2007, the potential gain or loss in the fair value of iGS outstanding foreign currency contracts assuming hypothetical 10%, 5%, 2% and 1% fluctuations in currency rates would be approximately:

	Valuation given X% decrease in rupee / USD rate				Fair Value as of September 30, 2007	Valuation given X% increase in Rupee / USD rate
	(10%)	(5%)	(2%)	(1%)		1%	2%	5%	10%
Rupee to U.S. Rate	35.700	37.684	38.874	39.270	39.667	40.064	40.460	41.650	43.634
Derivative Instruments	$7.6	$4.4	$2.5	$1.9	$1.3	$0.6	$0.0	$(1.9)	$(5.1)

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

For all significant foreign operations, the functional currency is the local currency. Assets and liabilities of these operations are translated at the exchange rate in effect at each period end. Statement of Operations accounts are translated at the average exchange rate prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included as a component of other comprehensive income (loss). Realized gains and losses from foreign currency transactions are included in net income for the periods presented. Exchange rate transaction gains (losses) did not have a significant impact on operations for the three or nine months ended September 30, 2007.

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

Disclosure Controls and Procedures

For the nine month period ended September 30, 2007, the Company carried out an evaluation, under the supervision and with the participation of Company management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended. Based upon, and as of the date of, this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. The results of management’s assessment were reviewed with the Company’s Audit Committee.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the third quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1A.    RISK FACTORS

Risk factors associated with our business are discussed in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2006.

Risks Associated with the Proposed Delisting

On October 9, 2007, the Company announced its intention to delist iGS from the Bombay, the National and the Bangalore Stock Exchanges in India. The Company expects that the delisting will simplify the Company’s capital structure and reduce its regulatory reporting requirements. Under applicable Indian laws, iGS can be delisted after the Company acquires over 90% of iGS’s common stock. The Company currently owns 81.1% of such stock. The delisting is subject to the approval of the iGS shareholders and Indian government regulatory compliance. If consummated, the purchase of the publicly-held shares will be done in accordance with the delisting guidelines of the Securities and Exchange Board of India through a shareholder-led reverse book building process. This process includes the establishment of a floor or minimum price which is equal to the past 26 week average price of iGS common stock calculated with respect to the date of the Company’s public announcement of its intention to delist. This public announcement will be made shortly after iGS’s Extraordinary General Meeting of shareholders to approve such delisting, and this meeting has been set for November 13, 2007. During the next phase of the process, an exit price is discovered and is the price at which the maximum number of shares are tendered during the reverse-book building process. The Company then has a right to either accept this exit price and complete the delisting or reject such price and not effect the delisting. If the price is acceptable, the Company expects to finance this transaction using its existing cash reserves. The expected completion date is late December 2007. If the delisting offer is successful, residual minority shareholders will have a right for a period of six months to tender their shares to the Company at the exit price. Because the floor and exit prices are as yet undetermined, the total cost to the Company to repurchase the minority shares and consummate the delisting is unknown. If consummated, the purchase of shares in conjunction with the iGS delisting will substantially reduce the Company’s cash reserves, which could have a material adverse effect on the business and future prospects of the Company. There can be no assurance that the delisting will be consummated, or, if consummated that it will not have an adverse effect on the Company’s operations or stock price.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 7th day of November, 2007.

November 7, 2007	/s/ SUNIL WADHWANI
Sunil Wadhwani
Co-Chairman of the Board of Directors, Chief Executive Officer and Director

/s/ MICHAEL J. ZUGAY
Michael J. Zugay
Senior Vice President and Chief Financial Officer