Form 10-K
period 2007-12-31
IGATE CORP
filed 2008-03-17
CIK 1024732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2007 (based on the closing price of such stock as reported by NASDAQ on such date) was $178,904,321.

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of February 29, 2008 was 53,652,945 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement, prepared for the Annual Meeting of Shareholders scheduled for July 17, 2008 to be filed with the Commission are incorporated by reference into Part III of this report.

iGATE CORPORATION

2007 FORM 10-K

PART I

ITEM 1.	BUSINESS

Overview

This Annual Report on Form 10-K (“Annual Report”) contains statements that are not historical facts and that constitute “forward-looking statements” within the meaning of such term under the Private Securities Litigation Reform Act of 1995. These forward-looking statements include our financial growth and liquidity projections as well as statements concerning our plans, strategies, intentions and beliefs concerning our business, cash flows, costs, the markets in which we operate and the sale or spin-off of the Professional Services business. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” “intends” and similar expressions are intended to identify certain forward-looking statements. These forward-looking statements are based on information currently available to us, and we assume no obligation to update these statements as circumstances change. There are risks and uncertainties that could cause actual events to differ materially from these forward-looking statements. While we cannot predict all of the risks and uncertainties, they include, but are not limited to, the proposed divestiture of the Professional Services business, our ability to predict our financial performance, the level of market demand for our services, the highly-competitive market for the types of services that we offer, the impact of competitive factors on profit margins, market conditions that could cause our customers to reduce their spending for our services, our ability to create, acquire and build new businesses and to grow our existing businesses, our ability to attract and retain qualified personnel, our ability to reduce costs and conserve cash, currency fluctuations and market conditions in India and elsewhere around the world, political and military tensions in India and South Asia, changes in generally accepted accounting principles and/or their interpretation and other risks that are discussed in the section of Item 1A of this Annual Report entitled “Risk Factors” and in other sections of this Annual Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)”.

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

The iGATE Professional Services (“iPS”) segment provides a variety of client-managed and supervised IT staffing services. These service offerings include design, development and maintenance of custom applications as well as implementation, integration and support of enterprise packaged applications such as ERP and customer relationship management (“CRM”) software provided by third party vendors such as SAP, Oracle and PeopleSoft. As discussed under the heading “Recent Events” in this Item 1, the Company plans to divest the iPS segment in 2008.

Recent Events

Divestiture of iPS Segment

On February 26, 2008, the Company announced that it plans to divest the iPS segment of its business. The Company believes that the separation of the iPS segment from the Company is a logical next step in the Company’s development, and will benefit Company shareholders, employees, and customers, as well as enable both the iPS segment and the IT/BPO services segment to be better positioned to benefit from unique business and growth opportunities.

The Company continues to evaluate the form of the divestiture, which may include a spin-off to iGATE shareholders or a sale to a third party. The Company expects to complete the divestiture in 2008; however, the completion of any transaction and its timing will depend on a number of factors, including general economic, industry and financial market conditions, as well as the ultimate form of the divestiture. The impact on the Company of divesting the iPS segment is not currently quantifiable due to these uncertainties and the potential restructuring of assets and liabilities. In addition, iPS’ historical financial information is not indicative of its future results of operations, financial position and cash flows as a stand-alone entity.

Changes to Management

On February 26, 2008, the Board of Directors of the Company approved a restructuring of the Company’s management team. Effective April 1, 2008, Phaneesh Murthy will be President and Chief Executive Officer of the Company, and Mr. Ramachandran Natesan, the current Chief Financial Officer of iGATE Global Solutions Limited (“iGS”), will replace Mike Zugay as Chief Financial Officer. Messrs. Wadhwani and Trivedi, the founders of iGATE, will continue to serve as Co-Chairmen of the Board of Directors and remain with iGATE in non-executive capacities.

Business Developments

On December 24, 2007, the Company sold jobcurry Systems Private Ltd., its wholly owned Indian offshore recruiting and training subsidiary, for approximately $1.0 million in total net cash proceeds.

During the fourth quarter of 2006, iGATE Global Solutions Limited, our majority-owned Indian subsidiary extended its Global Preferred Partnership status with General Electric Company (“GE”) through the end of 2009.

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

The iGATE Solutions segment revenues are derived through iGS. Our iGATE Solutions segment has approximately 6,260 employees.

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

The iGATE Solutions segment services customers in a wide range of industries. The segment’s largest customer is GE which accounted for 25%, 30% and 35% of its revenues for the years ended December 31, 2007, 2006 and 2005, respectively. iGS renewed its Global Preferred Partnership status with GE through 2009.

On November 13, 2007, the iGS shareholders approved the delisting of iGS from the Bombay Stock Exchange, the National Stock Exchange, and the Bangalore Stock Exchange. To effect the delisting, iGATE purchased a portion of the publicly held minority interest in iGS. The delisting was consummated on February 4, 2008. The final exit price for the delisting was approximately $10.40 per share (arrived at through a reverse book-building process), and as of December 31, 2007, iGS is a 93.4% privately owned subsidiary of the Company.

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

The iPS segment serves a wide variety of customers in numerous industries in the U.S. The segment’s largest customers are TEKsystems, Inc. and International Business Machine Corporation (“IBM”) which account for approximately 12% each of iPS revenues in 2007. In 2006, TEKsystems, Inc. and IBM accounted for approximately 13% and 11% of iPS revenues. The segment’s largest customers in 2005 were IBM and Wachovia Bank, which accounted for approximately 22% and 11% of iPS revenues. iPS has approximately 780 employees.

On February 26, 2008, the Board of Directors of the Company approved the divestiture of the iPS segment, either through a spin-off to the current shareholders of the Company or through a sale of the iPS segment to a third-party buyer. The Company has retained Credit Suisse LLC to assist it with strategic counsel regarding the divestiture.

iGATE Shared Services (formerly “iGATE Corporate”)

The iGATE Shared Services segment includes the operations iGATE Clinical Research International Inc., formerly known as iGATE Clinical Research Management, Inc., iGATE Clinical Research International Private Ltd., corporate and other unallocated costs. iGATE Clinical Research International Inc. and iGATE Clinical Research International Private Ltd. contract with pharmaceutical companies to conduct offshore clinical trials on their behalf. These entities are excluded from the above segments due largely to their dissimilar service offerings and certain economic characteristics. This segment has approximately 100 employees.

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

Our Partner Companies and Affiliates

The following is a listing as of February 29, 2008 of all of our principal operating subsidiaries and affiliates, including the percentage of our ownership in each of these companies:

Subsidiary www.igatecorp.com	Segment www.igatecorp.com	Business Description	Percentage Owned by iGATE
iGATE Mastech, Inc.	iGATE Professional Services	Custom application and design services	100%
Global Financial Services of Nevada, Inc.	iGATE Professional Services	Co-managed projects—U.S.	100%
RPOworldwide, Inc.	iGATE Professional Services	Recruiting	100%
TAC, Staffing Services India Private Ltd.	iGATE Professional Services	Custom application and design services	50%
iGATE Clinical Research International Private Limited	iGATE Shared Services	Offshore clinical research	95%
iGATE Clinical Research International Inc.	iGATE Shared Services	Clinical Research—U.S.	100%
iGATE Global Solutions Limited	iGATE Solutions	Offshore outsourcing services	93.4%
Software AG (India) Private Ltd.(1)	iGATE Solutions	Application development and professional services	47%

(1)	Ownership adjusted for minority interest ownership by iGS shareholders.

All of our ownership positions set forth in the chart in this Item 1 have been calculated based on the issued and outstanding common stock or membership interests, as the case may be, of each company/entity, assuming the issuance of common stock on the conversion or exercise of preferred stock and convertible notes, but excluding the effect of unexercised options, warrants and unvested restricted stock. These ownership positions may be adjusted or modified as a result of the divestiture of the iPS segment.

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

Human Resources

Our success depends in large part on our ability to attract, develop, motivate and retain highly skilled IT professionals. We recruit in a number of countries, including India, the United States, Canada, Bulgaria, Costa Rica, the United Kingdom, Singapore, Australia and the Philippines. We advertise in newspapers and trade magazines. In addition, our employees are a valuable recruiting tool and are actively involved in referring new employees and screening candidates for new positions.

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

At December 31, 2007, iGATE (including its operating subsidiaries) had approximately 7,140 non-unionized employees comprised of approximately 6,450 IT professionals (including subcontractors) and approximately 690 individuals working in sales, recruiting, general and administrative roles. As of December 31, 2007, approximately 36% of our U.S. workforce was working under H-1B temporary work permits in the United States. We believe that our relationships with our employees are good.

ITEM 1A.	RISK FACTORS

Our New Business Strategy is Unproven

In 2003, we significantly reorganized our business to reflect our business strategy to increase the focus of our offshore delivery business in India and to expand our offshore business to BPO services, including non-IT related BPO services, and there is no guarantee that this reorganization will be successful. In furtherance of this strategy, the Board has approved the divestiture of the iPS segment. If such divestiture is consummated, the Company will be solely a IT/BPO company, with iGS’ business comprising substantially all of the Company’s operations. The success of our new business strategy depends in part on the ability of the iGATE companies to work collaboratively, share information and leverage their collective resources to optimize strategic opportunities and our ability to effectively identify non-IT related BPO services and deliver cost effective solutions. We cannot be certain that this strategy will improve our performance, and it is possible that the strategy will detract from our performance. If we cannot convince potential strategic partners of the value of our business model, our ability to acquire new companies and businesses may be adversely affected and our strategy for continued growth may not succeed.

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

Government Regulation of Immigration

We recruit IT professionals on a global basis and, therefore, must comply with the immigration laws in the countries in which we operate, particularly the United States. As of December 31, 2007 approximately 36% of our U.S. workforce were working under H-1B temporary work permits in the United States. Statutory law limits the number of new H-1B petitions that may be approved in a fiscal year, and if we are unable to obtain H-1B visas for our employees in sufficient quantities or at a sufficient rate for a significant period of time, our business, operating results and financial condition could be adversely affected. On October 1, 2003, the H-1B visa annual quota reverted to 65,000 from 195,000 because the increase in the “American Competitiveness in the Twenty-First Century Act” was for a three-year period. As a result, the quota for fiscal year 2004 was exhausted in mid-February of 2004. The quota for fiscal year 2005 was fully allocated in early October of 2004. The quota for fiscal year 2006 was fully allocated on October 1, 2005. The H-1B quotas for fiscal years 2007 and 2008 were consumed in a single day. Less than half of the fiscal year 2008 H-1B visa petitions were accepted because of the quota restriction.

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

In recent years, approximately 99% of our H-1B hires were not subject to the annual quota because they were already in the U.S. in H-1B visa status with another employer. As a result, the negative impact on recruiting of the exhaustion of the fiscal years 2004—2008 H-1B quotas was not substantial. However, unless Congress substantially increases the annual H-1B quota, the pool of H-1B workers in the U.S. who were charged against previous years’ quotas will decline. Such a development would make H-1B worker recruiting more difficult. Absent positive legislation, in the long-term the pool of available H-1B workers in the U.S. that are not subject to the annual quota may eventually be depleted.

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

Exposure to Regulatory and General Economic Conditions in India

Our subsidiary iGS utilizes offshore software development centers based in Bangalore, Chennai, Hyderabad, Pune and Noida, India. iGS also operates recruiting and training centers in India. The Indian government exerts significant influence over its economy. In the recent past, the Indian government has provided significant tax incentives and relaxed certain regulatory restrictions in order to encourage foreign investment in certain sectors of the economy, including the technology industry. Certain of these benefits that directly affect us include, among others, tax holidays (temporary exemptions from taxation on operating income), liberalized import and export duties and preferential rules on foreign investment and repatriation. To be eligible for certain of these tax benefits, we must continue to meet certain conditions. A failure to meet such conditions in the future could result in the cancellation of the benefits. There can be no assurance that such tax benefits will be continued in the future at their current levels. Following the divestiture of the Company’s iPS segment, iGS’ business will comprise substantially all of the Company’s operations—therefore, the Company’s exposure to regulatory and economic conditions will be greater and a change in the business or regulatory climate of India may be more likely to have a material adverse effect on our business, operating results and financial condition.

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

Risks Associated with Covenants in Certain Financing Instruments

On August 22, 2007 we renewed our $35.0 million unsecured credit facility (“the PNC Facility”) with PNC Bank, N.A (“PNC”) for 365 days effective September 13, 2007. The PNC Facility contains restrictive covenants that require us to meet certain financial criteria on a quarterly basis. In order to effect the delisting of iGS from the public stock exchange in India, the Company to date has transferred approximately $66 million in cash from the USA to India for the repurchase of shares from the public shareholders of iGS. This transfer of cash resulted in a violation of a financial covenant under the PNC Facility. The Company was granted a waiver by PNC and the current waiver extends through March 31, 2008. We may not be able to continue to satisfy the financial covenants in these documents. If we cannot satisfy such covenants and we are not able to renegotiate the terms and conditions thereof, we may not have access to funds under the PNC Facility. Currently, the most restrictive covenant is the requirement to maintain an aggregate of $35 million in domestic cash and cash equalivants at all times during the term of the PNC Facility. In addition, the PNC Facility requires a minimum of $100 million of Tangible Net Worth and a liquidity ratio of not less than 1.5 to 1.0. The liquidity ratio is the sum of domestic cash and accounts receivable divided by total liabilities. iGS cannot borrow funds under the PNC Facility.

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

Risks Related to the Divestiture of iPS

On February 26, 2008, the Board of Directors of the Company approved the divestiture of the iPS segment, either through a spin-off to the current shareholders of the Company or through a sale of the iPS segment to a third-party buyer. In the judgment of the Board of Directors, the Company will provide greater value to its shareholders as a focused IT/BPO company, but there can be no assurance that the Company will be able to continue to profitably manage the iGS segment as a standalone business or successfully complete the divestiture of the iPS segment without substantial expenses, delays, or other operational or financial problems. In addition, the restructuring process may involve special risks, such as the diversion of management’s attention and unanticipated events and circumstances. Some of all of these performance issues could have a material adverse effect on our business, and performance problems at iPS, once divested, could have a material adverse effect on the Company’s reputation as a whole. A failure to manage the divestiture and related restructuring successfully could have a material adverse effect on our business, operating results and financial condition.

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

Impairment Analysis May Lead to Recognition of Losses

The carrying amount of the goodwill on our balance sheet was $36.6 million as of December 31, 2007. We periodically assess the potential impairment of our long-lived assets, such as goodwill, as appropriate. If, as a result of such an assessment, we were to determine that the carrying amount of this goodwill was not recoverable, we would reduce the carrying amount in the period in which the determination was made. Any reduction would result in the recognition of a one-time impairment loss, which would have an adverse effect on our financial results in the period in which the loss was recognized.

The carrying amount of our investments in unconsolidated affiliates was $1.0 million as of December 31, 2007. If we were to determine that the value of such investments had declines judged to be permanent or other than temporary, we would reduce the carrying amount of the investments. Any reduction would result in the recognition of a one-time impairment loss, which would have an adverse effect on our financial results in the period in which the loss was recognized.

Concentration of Revenues; Risk of Termination

Our revenues are highly dependent on clients primarily located in the United States, as well as clients concentrated in certain industries, and economic slowdowns, changes in U.S. law and other restrictions or factors that affect the economic health of these industries may affect our business. In the year ended December 31, 2007, approximately 83% of our revenues were derived from North America. Consequently, if our clients reduce or postpone their IT spending significantly, this may lower the demand for our services and negatively affect our revenues and profitability. Further, any significant decrease in the growth of the financial services or other industry segments on which we focus may reduce the demand for our services and negatively affect our revenues and profitability.

We have in the past derived, and may in the future derive, a significant portion of our revenues from a relatively limited number of clients. Our five largest clients represented approximately 41%, 38% and 42% of revenues for the years ended December 31, 2007, 2006 and 2005, respectively. In the years ended December 31, 2007, 2006 and 2005, GE accounted for 16%, 18% and 18% of our revenues, respectively. Most of our projects are terminable by the client without penalty. An unanticipated termination of a major project could result in the loss of substantial anticipated revenues and could require us to maintain or terminate a significant number of unassigned IT professionals, resulting in a higher number of unassigned IT professionals and/or significant termination expenses. The loss of any significant client or project could have a material adverse effect on our business, operating results and financial condition.

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

Dependence on Principals

Our success is highly dependent on the efforts and abilities of our founders, Sunil Wadhwani and Ashok Trivedi and our senior management team, including Phaneesh Murthy, currently Chief Executive Officer of iGS and Steve Shangold, currently Chief Executive Officer of iGATE Mastech, Inc. Although each executive has entered into employment agreements containing noncompetition, nondisclosure and nonsolicitation covenants, these contracts do not guarantee that they will continue their employment with us or that such covenants will be enforceable. The loss of the services of either of any of these key executives for any reason could have a material adverse effect on our business, operating results and financial condition.

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

As part of a periodic review by the Division of Corporation Finance of the Securities and Exchange Commission (“SEC”) of our Annual Report on Form 10-K for the year ended December 31, 2006, we received and responded to a number of comments. The only comments that remain unresolved pertain to the SEC’s request that we further explain certain omissions made in the Form 10-K that we consider immaterial regarding our revenue growth. On March 5, 2008, the Company responded to the SEC’s request for additional explanation and clarification.

ITEM 2.	PROPERTIES

Information regarding the principal properties owned and leased by the Company and its subsidiaries as of December 31, 2007 is set forth below:

Location	Segment	Principal Use	Approximate Square Footage
Pittsburgh, Pennsylvania	iGATE Shared Services /iPS	Corporate headquarters, management administration, human resources, sales, and marketing	30,000
Chennai, India	iGATE Solutions	iGS offshore development center	100,000
Bangalore, India	iGATE Solutions	iGS Whitefield campus and offshore development center	412,000
Hyderabad, India	iGATE Solutions	iGS offshore development center	63,000
Noida, India	iGATE Solutions	iGATE Global Process Outsourcing Ltd.	80,000

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

There were no matters submitted to a vote of shareholders during the fourth quarter of 2007.

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

	High	Low
2007
First Quarter	$8.70	$6.31
Second Quarter	8.39	6.58
Third Quarter	9.99	7.26
Fourth Quarter	$10.16	$6.66

2006
First Quarter	$6.72	$4.70
Second Quarter	7.25	5.63
Third Quarter	6.16	3.74
Fourth Quarter	$6.89	$4.97

On February 29, 2008, we had 146 registered holders of record of our Common Stock.

We are prohibited from paying dividends under the PNC Facility. See Credit Facilities Note 7 to our Consolidated Financial Statements.

We currently have no program regarding the purchase of our Common Stock.

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Income Statement Data(1):
Revenues	$307,258	$283,588	$275,992	$264,585	$240,634
Gross margin	89,009	73,376	70,882	67,008	68,980
Gain on sale of land	—	—	—	(3,615)	—
Restructuring charges (recovery)(2)	769	(3,062)	(481)	5,805	604
Goodwill impairment(3)	1,950	—	—	—	—
Income (loss) from operations	14,848	6,818	3,880	(17,261)	(4,560)
Other income (expense), net	6,038	3,992	(275)	1,374	1,560
Equity in income (losses) of affiliated companies	29	317	338	(335)	(99)
Minority interest	(2,992)	(752)	(261)	(677)	(312)
Gain on sale of stock of subsidiary	136	—	5,549	—	—
(Loss) gain on venture investments and affiliated companies, net(4)	(193)	578	(2,149)	—	(28)
Income (loss) before income taxes	17,866	10,953	7,082	(16,899)	(3,439)
Income tax provision	2,281	2,249	113	5,130	2,179

Income (loss) from continuing operations	15,585	8,704	6,969	(22,029)	(5,618)
Income (loss) from discontinued operations, net of income taxes(1)	—	—	—	3,818	(3,402)

Net income (loss)	$15,585	$8,704	$6,969	$(18,211)	$(9,020)

Earnings (loss) from continuing operations per share	0.29	0.16	0.13	(0.42)	(0.11)
Earnings (loss) from discontinued operations per share	—	—	—	0.07	(0.07)

Net earnings (loss) per common share, basic and diluted	$0.29	$0.16	$0.13	$(0.35)	$(0.17)

Weighted average common shares, basic	53,333	52,939	52,530	52,721	51,697

Weighted average common shares, diluted	53,972	53,278	52,734	52,721	51,697

Balance Sheet Data:
Cash and cash equivalents	$49,684	$52,154	$45,837	$28,201	$36,133
Short-term investments	25,295	31,826	30,798	35,863	39,582
Working capital(5)	95,766	113,387	102,327	93,846	101,293
Total assets	215,924	190,774	177,474	180,232	180,940
Total shareholders’ equity	$155,966	$133,351	$117,672	$111,700	$122,135

(1)	In June 2004, we sold our subsidiary located in Sydney, Australia, iGATE Australia Pty. Ltd. (“iGATE Australia”). In April 2004, we sold our subsidiary located in Edinburgh, Scotland, Direct Resources Scotland Ltd. (“DRI”). As required under accounting rules, dispositions are presented as discontinued operations, net of applicable statutory taxes.
(2)	In 2007, we incurred $0.8 million related to the restructuring of our Shared Services segment. In 2006, we reversed $0.6 million of our 2001 restructuring reserve. In 2006, we also reversed $2.5 million of our 2004 restructuring reserve related to our United Kingdom operation. In 2005, we sold Canada, and reversed $0.5 million of previously recorded restructuring charges that we associated with our 2001 and 2004 Canada restructurings. In 2004, we incurred $5.8 million in connection with our restructuring of our United Kingdom and Canadian operations. In 2003, we revised our restructuring estimates and incurred an additional $0.6 million in connection with our 2002 restructuring plan.

(3)	In 2007, we incurred $2.0 million in total charges related to goodwill impairment in our iGATE Solutions reporting unit.
(4)	In 2007, we recorded an impairment charge on our investment in Concours in the amount of $0.6 million, which was offset by a gain of $0.4 million from an escrow account related to a prior sale of a business. In 2006, we sold our investment in Brainbench for $0.6 million. In 2005, we recorded an impairment charge on our investment in Concours in the amount of $2.4 million, which was offset by a gain of $0.3 million on the remaining shares of stock of ScanSoft (f/n/a Speechworks, Inc.)
(5)	Working capital represents current assets less current liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Critical Accounting Policies

The following explains our most critical accounting policies. See Note 1 to our Consolidated Financial Statements set forth on pages 44 to 51 of this Form 10-K for a complete description of our significant accounting policies.

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

Investments

The Company accounts for its investments in marketable equity securities in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). If at any time the Company has investments in marketable equity securities, they are classified as available-for-sale and recorded at fair value, utilizing the investments’ closing price at each reporting period. These investments are recorded on the balance sheet at market value, with the unrealized gains or losses, net of tax, reported as a component of accumulated other comprehensive income in the Consolidated Statement of Shareholders’ Equity and Comprehensive Income (Loss). The unrealized gain or loss is the difference between the Company’s original cost for an investment and the investment’s fair value at each reporting period. Realized gains or losses on securities sold are calculated using the specific identification method.

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

For investments accounted for using the cost or equity method of accounting, management evaluates information (e.g., budgets, business plans, financial statements, etc.) in addition to quoted market price, if any, in determining whether an other-than-temporary decline in value exists. Factors indicative of an other-than-temporary decline include recurring operating losses, credit defaults and subsequent rounds of financings at an amount below the cost basis of an investment. This list is not all inclusive and management weighs all quantitative factors in determining if an other-than-temporary decline in value of an investment has occurred. In 2007, the Company recorded an impairment of $0.6 million on its investment in Concours, Inc. In 2005, the Company recorded an impairment of $2.5 million on its investment in Concours, Inc. There were no impairments recorded in 2006.

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

Stock Based Compensation

We recognize compensation expense for all stock-based awards, using a fair value approach as prescribed in SFAS No. 123R Share Based Payments. The impact is more fully described in Note 11 to our Consolidated Financial Statements.

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

We record an estimated liability on what we determine to be unrecognized tax benefits related to various federal and state income tax matters. The difference between the total amount of the unrecognized tax benefits and the amount that would impact the effective tax rate consists of items that are offset by deferred tax assets and the federal tax benefit of state income taxes

We record valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. When assessing the need for valuation allowances, we consider future taxable income and ongoing prudent and feasible tax planning strategies. Should a change in circumstances lead to a change in judgment about the realizability of deferred tax assets in future years, we would adjust related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income.

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

Results of Operations of Our Operating Segments: iGATE Solutions, iGATE Professional Services and iGATE Shared Services for the Year Ended December 31, 2007 as Compared to the Year Ended December 31, 2006:

	Year Ended December 31, 2007
	iGATE Solutions	iGATE Professional Services	iGATE Shared Services(1)	Total
	(Dollars in thousands)
External revenues	$198,818	$106,050	$2,390	$307,258
Cost of revenues	133,783	83,253	1,213	218,249

Gross margin	65,035	22,797	1,177	89,009
Selling, general and administrative	45,922	14,833	10,687	71,442
Restructuring charge	—	—	769	769
Goodwill impairment	1,950	—	—	1,950

Income (loss) from operations	$17,163	$7,964	$(10,279)	$14,848

Other income, net			6,038	6,038
Minority interest			(2,992)	(2,992)
Loss on venture investments and affiliated companies			(193)	(193)
Gain on sale of stock of subsidiary			136	136
Equity in income of affiliated companies			29	29

(Loss) income before income taxes			$(7,261)	$17,866

	Year Ended December 31, 2006
	iGATE Solutions	iGATE Professional Services	iGATE Shared Services(1)	Total
	(Dollars in thousands)
External revenues	$169,570	$112,476	$1,542	$283,588
Cost of revenues	122,694	86,594	924	210,212

Gross margin	46,876	25,882	618	73,376
Selling, general and administrative	42,587	16,459	10,574	69,620
Restructuring recovery	(2,507)	(555)	—	(3,062)

Income (loss) from operations	$6,796	$9,978	$(9,956)	$6,818

Other income, net			3,992	3,992
Minority interest			(752)	(752)
Gain on venture investments and affiliated companies			578	578
Equity in income of affiliated companies			317	317

(Loss) income before income taxes			$(5,821)	$10,953

(1)	Shared Services activities includes the operations of iGATE Clinical Research International Inc. and iGATE Clinical Research International Private Ltd., general corporate expenses, interest income and expense, equity in losses of unconsolidated affiliates, minority interest, loss from joint ventures and restructuring charges not identified to a specific segment, and other unallocated charges. The Company evaluates segments based on income (loss) from operations. Since certain administrative and other operating expenses or income sources have not been allocated to the operating business segments, this basis is not necessarily a measure computed in accordance with generally accepted accounting principles and it may not be comparable to other companies.

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

iGATE Solutions

Revenues for iGATE Solutions for the year ended December 31, 2007 were $198.8 million, an increase of $29.2 million or 17.2%, as compared to $169.6 million for the year ended December 31, 2006. Our revenue increase is directly attributable steadily increasing volumes from clients added during the last three years, modest billing rate increases and somewhat higher utilization rates. Revenues from the top 10 customers increased by more than $20.0 million in 2007 from the prior year and average billing rates were higher by approximately 6%. Average utilization rates increased by approximately 3% year over year.

The gross margin as a percentage of sales (“gross margin percentage”) for iGATE Solutions was 32.7% for the year ended December 31, 2007, as compared to 27.6% for the year ended December 31, 2006. This improvement was due primarily to the increasing mix of higher profit margin projects from existing customers, higher offshore and onsite billing rates, higher offshore volumes and improved resource utilization. The majority of new projects initiated during the year were accepted with estimated gross margins in excess of 40%, and the volume of work done offshore increased from 73% to 77%. This is significant because offshore work has a much higher profit margin due to lower labor costs in India.

Selling, general and administrative expenses (“S,G&A”) include all costs that are not directly associated with our iGATE Solutions segment’s revenue generating consultants. S,G&A expenses include employee costs, corporate costs and facilities costs. Employee costs include administrative salaries and related employee benefits, travel, recruiting and training costs. Corporate costs include costs such as legal, accounting and outside consulting fees. Facilities costs include rent, depreciation, amortization of intangible assets related to prior year acquisitions and communications costs. S,G&A costs for the year ended December 31, 2007 were $45.9 million or 23.1% of revenues, as compared to $42.6 million or 25.1% of revenues for the year ended December 31, 2006. Our employee costs increased approximately $1.6 million for the year as compared to the prior year mainly due to annual salary increases and recruiting costs. Our marketing and outside services costs increased by $0.4 million and our facilities costs increased $1.3 million mainly due to increases in depreciation and non-capital equipment expenditures at our campus in Bangalore, India.

In June 2007, we recorded a goodwill impairment charge of approximately $2.0 million, related to our July 2006 acquisition of LoanPro. This impairment charge was not considered as part of our discussion of iGS’ S,G&A costs and was recorded as a separate line item on our Consolidated Statements of Operations. This impairment cost was recorded because LoanPro was unable to renew a sales contract with its largest customer.

During 2006, we recovered $2.5 million of restructuring costs originally recorded in 2004 that relate to an office lease in the UK. We were able to obtain a tenant to assume the UK lease through a sublease agreement. These recovered costs were not considered as part of our discussion of S,G&A costs.

Operating income percentage was 8.6% for the year ended December 31, 2007 as compared to 4.0% for the year ended December 31, 2006. The increase in operating income percentage was mainly due to significant increases in revenues and gross margins.

iGATE Professional Services (“iPS”)

Revenues for iPS for the year ended December 31, 2007 were $106.1 million, a decrease of $6.4 million or 5.7%, as compared to $112.5 million for the year ended December 31, 2006. The decrease was primarily due to lower billable employee placements, the completion of a major project in the financial services sector which ended in 2006 and pricing pressures within the staffing industry.

Gross margin percentage for iPS was 21.5% for the year ended December 31, 2007, as compared to 23.0% for the year ended December 31, 2006. The decline was primarily due to the start up of a new recruiting subsidiary, a mix of lower margin business, somewhat lower utilization rates and pricing pressures in the staffing industry.

S,G&A include all costs that are not directly associated with our iPS segment’s revenue generating consultants. S,G&A expenses include employee costs, corporate costs and facilities costs. Employee costs include administrative salaries and related employee benefits, travel, recruiting and training costs. Corporate costs include costs such as legal, accounting and outside consulting fees. Facilities costs include rent, depreciation and communications costs. S,G&A costs for the year ended December 31, 2007 were $14.8 million or 14.0% of revenues, as compared to $16.5 million or 14.6% of revenues for the year ended December 31, 2006. Our employee cost decreased approximately $0.9 million for the year ended December 31, 2007 mainly due to decreases in employee salaries, bonuses and commissions related to lower revenues levels. Our net corporate cost decreased approximately $0.9 million, mainly due to a $1.1 million liability recorded in 2006 related to a wage dispute regarding overtime wages. Our facilities costs remained consistent for the periods presented.

During the year ended December 31, 2006, we recovered $0.6 million of restructuring cost that was recorded in a prior year as a result of a bankruptcy settlement. These recovered costs were not considered as part of our discussion of S,G&A costs and is shown on a separate line item on our Consolidated Statements of Operations.

Operating income percentage was 7.5% for the year ended December 31, 2007 and 8.9% for the year ended December 31, 2006. Operating income percentage decreased mainly due to decreases in overall revenues and gross margins.

As part of the divestiture of iPS, iGATE’s historical and future financial results will now reflect the Professional Services business as discontinued operations, effective beginning as of January 1, 2008.

iGATE Shared Services (formerly “iGATE Corporate”)

Revenues for iGATE Shared Services for the year ended December 31, 2007 were $2.4 million, an increase of $0.9 million from revenues of $1.5 million for the comparable year ended December 31, 2006. This increase in revenue over the comparable period was due to increases in studies performed by iGATE Clinical Research International (“ICRI”), the Company’s clinical drug trials business.

Gross margin percentage was 49.2% for the year ended December 31, 2007, as compared to 40.1% for the year ended December 31, 2006. Revenue increases from new clinical studies generated additional gross margin as this work was performed at somewhat higher profitable levels.

S,G&A costs were $10.7 million for the year ended December 31, 2007, as compared to $10.6 million for the year ended December 31, 2006. No major changes or fluctuations were noted for the periods presented.

During the year ended December 31, 2007, we recorded $0.8 million of restructuring cost related to severance payments payable to several terminated employees at the corporate headquarters location in Pittsburgh, PA.

Other Income (Expense) Components

Other income, net for the year ended December 31, 2007, totaled $6.0 million, compared to $4.1 million for the year ended December 31, 2006. The following paragraphs discuss significant components of other income (expense) and changes within each of the years presented.

In 2007, our net interest income totaled $3.9 million as compared to $3.2 million for 2006. The increase was due to increased investment yields as well as increases in invested cash during 2007 as our cash flows increased during 2007, allowing us to invest additional cash. In 2007, we recognized $0.3 million of unfavorable foreign currency translation losses related to our intercompany debt with India which was offset by $2.4 million of favorable mark to market recoveries on our ineffective hedges. In 2006, we recognized $0.5 million of unfavorable foreign currency translation losses related to our intercompany debt with India which was offset by $1.2 million of favorable mark to market recoveries on our ineffective hedges. As of July 1, 2007, our hedging activities met the minimum requirements for effective hedge accounting treatment under current accounting rules. As a result, from July 1, 2007 onwards, we only recognize realized gains or losses as current period income or loss.

In 2006, we sold our investment in Brainbench for $0.6 million. Also in 2006, we recognized an additional $0.3 million of gain related to the sale of our Canadian operations as certain working capital estimates made as part of the original sale price were finalized. In 2007, we recognized an additional $0.3 million gain related to the sale of our Canadian operations.

In 2007, we recorded an impairment charge in our investment in Concours of $0.6 million, which was offset by a gain of $0.4 million from an escrow account related to a prior sale of a business. These gain and losses are included as a component of Gain (loss) on Venture Investments and Affiliated Companies in the Consolidated Statement of Operations.

We recognized income on affiliated companies of less than $0.1 million for the year ended December 31, 2007 as compared to $0.3 million for the year ended December 31, 2006. All activity in both periods was related to our investment in the Software AG joint venture.

Minority interest expense was $3.0 million for the year ended December 31, 2007 and relates to the minority interest portion of the income of iGS. Minority interest expense was $0.8 million for the year ended December 31, 2006 also related to the income of iGS. The year over year increase in minority interest expense was directly attributable to the greater profitability of iGS in 2007.

Income Taxes

Federal income taxes calculated at the U.S. statutory rate were $6.3 million for the year ended December 31, 2007. State income taxes which totaled $0.6 million for 2007 were calculated using a blended statutory rate, and are net of federal income tax benefit. Our income tax provision was $2.3 million at an effective rate of 12.8% for the year. This tax provision included a benefit of $0.1 million from deemed paid foreign tax credits associated with dividends paid by iGATE Global Solutions Limited (“iGS”) our Indian majority-owned subsidiary.

Several items caused variations from our statutory tax provision. iGS is eligible to claim a tax holiday on the majority of its operating income through March of 2009. The tax holiday resulted in a benefit of $4.5 million for the year ended December 31, 2007. iGS’ non-operating income, such as interest income, is not included in the tax holiday, and has been considered as part of our income tax provision.

Other variations typically arise because certain expenses or benefits recorded to our financial statements are either limited or disallowed when calculating our income tax provision. Certain expenses such as meals and entertainment and executive compensation are limited for income tax purposes. Other expenses such as minority interest expense are not deductible at all. In addition to these limited or disallowed deductions, valuation allowances have been provided against certain deductions for which the recognition of the corresponding tax benefit is unlikely. These deductions include net operating losses realized by iGS’s U.S. Branch, capital losses realized from the disposition of certain subsidiary and equity investments, and accruals for deferred compensation. The aggregate impact of these variations on the Company’s effective tax rate was $(0.1) million.

Federal income taxes calculated at the U.S. statutory rate were $3.8 million for the year ended December 31, 2006. State income taxes which totaled $0.3 million for 2006 were calculated using a blended statutory rate, and are net of federal income tax benefit. Our income tax provision was $2.3 million at an effective rate of 20.5% for the year ended December 31, 2006.

Several items caused variations from our statutory tax provision. iGS is eligible to claim a tax holiday on the majority of its operating income through March of 2009. The tax holiday resulted in a benefit of $2.7 million for the year ended December 31, 2006. iGS’ non-operating income, such as interest income, is not included in the tax holiday, and has been considered as part of our income tax provision.

Other variations typically arise because certain expenses or benefits recorded to our financial statements are either limited or disallowed when calculating our income tax provision. Amortization expense related to our prior acquisitions was not deducted when calculating our income tax provision. Also, certain expenses such as meals and entertainment and executive compensation are limited for income tax purposes. The impact of the limited or disallowed items discussed above was $0.8 million. In addition, the tax provision was impacted by the utilization of UK net operating losses not recognized previously, and by valuation allowances provided against certain deductions for which the recognition of the corresponding tax benefit is unlikely. The utilization of the UK net operating losses resulted in a direct tax benefit approximating $0.9 million. The deductions offset by valuation allowances include net operating losses realized by the U.S. Branch operations of iGATE Global Solutions Limited, capital losses realized from the disposition of certain subsidiary and equity investments, and accruals for deferred compensation. The aggregate impact of these variations on the Company’s effective tax rate was $1.0 million.

Results of Operations of our Operating Segments: iGATE Solutions, iGATE Professional Services and iGATE Shared Services for the Year ended December 31, 2006 as Compared to the Year ended December 31, 2005:

	Year Ended December 31, 2006
	iGATE Solutions	iGATE Professional Services	iGATE Shared Services(1)	Total
	(Dollars in thousands)
External revenues	$169,570	$112,476	$1,542	$283,588
Cost of revenues	122,694	86,594	924	210,212

Gross margin	46,876	25,882	618	73,376
Selling, general and administrative	42,587	16,459	10,574	69,620
Restructuring recovery	(2,507)	(555)	—	(3,062)

Income (loss) from operations	$6,796	$9,978	$(9,956)	$6,818

Other income, net			3,992	3,992
Minority interest			(752)	(752)
Gain on venture investments and affiliated companies			578	578
Equity in income of affiliated companies			317	317

(Loss) income before income taxes			$(5,821)	$10,953

	Year Ended December 31, 2005
	iGATE Solutions	iGATE Professional Services	iGATE Shared Services(1)	Total
	(Dollars in thousands)
External revenues	$138,032	$136,775	$1,185	$275,992
Cost of revenues	97,108	107,354	648	205,110

Gross margin	40,924	29,421	537	70,882
Selling, general and administrative	38,948	17,173	11,362	67,483
Restructuring recovery	—	(481)	—	(481)

Income (loss) from operations	$1,976	$12,729	$(10,825)	$3,880

Other expense, net			(275)	(275)
Minority interest			(261)	(261)
Gain on sale of stock of subsidiary			5,549	5,549
Loss on venture investments and affiliated companies, net			(2,149)	(2,149)
Equity in income of affiliated companies			338	338

(Loss) income before income taxes			$(7,623)	$7,082

(1)	Shared Services activities includes the operations of iGATE Clinical Research International Inc. and iGATE Clinical Research International Private Ltd. , general corporate expenses, interest income and expense, equity in losses of unconsolidated affiliates, minority interest, loss from joint ventures and restructuring charges not identified to a specific segment, and other unallocated charges. The Company evaluates segments based on income (loss) from operations. Since certain administrative and other operating expenses or income sources have not been allocated to the operating business segments, this basis is not necessarily a measure computed in accordance with generally accepted accounting principles and it may not be comparable to other companies.

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

iGATE Solutions

Revenues for iGATE Solutions for the year ended December 31, 2006 were $169.6 million, an increase of $31.6 million or 22.8%, as compared to $138.0 million for the year ended December 31, 2005. Our revenue increase is directly attributable to a combination of new customer wins and increased business with our recurring customers. Revenues from the top 10 customers increased by more than $15 million from the prior year and revenues from new customers added in the past year were approximately $12 million. In addition, our acquisition of LoanPro contributed $1.2 million to our total revenues for the year ended December 31, 2006.

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

Our employee cost increased approximately $1.8 million for the year ended as compared to the prior year, mainly due to annual salary increases, other employee related costs and stock based compensation expense related to our adoption of SFAS 123(R). Our net corporate cost increased approximately $1.4 million for the year due to increases in bad debt expense and legal and accounting costs. Our net facilities costs increased $0.5 million mainly due to increases in depreciation and non-capital equipment expenditures at our new campus in Bangalore, India.

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

iGATE Professional Services (“iPS”)

Revenues for iPS for the year ended December 31, 2006 were $112.5 million, a decrease of $24.3 million or 18.0%, as compared to $136.8 million for the year ended December 31, 2005. iPS sold its Canadian staffing operations in November 2005. The Canadian staffing operations’ sales for the year ended December 31, 2005 were $29.0 million. For comparative purposes, iPS’ revenues for the year of 2006, without the impact of the Canadian staffing operations for the year of 2005, would have increased $4.7 million as overall demand for our staffing services remained consistent for the periods presented.

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

Revenues for iGATE Shared Services for the year ended December 31, 2006 were $1.5 million, an increase of $0.4 million from revenues of $1.1 million for the comparable year ended December 31, 2005. This increase in revenue over the comparable period was due to increases in studies performed by iGATE Clinical Research International (“ICRI”), the Company’s clinical trials business.

Gross margin percentage was 40.1% for the year ended December 31, 2006, as compared to 45.3% for the year ended December 31, 2005. Direct costs increased in anticipation of increased clinical studies and delays in these studies negatively impacted our gross margin percentage.

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

In 2006, our net interest income totaled $3.2 million as compared to $1.9 million for 2005. The increase was due to increased investment yields as well as increases in invested cash during 2006 as our cash flows increased during 2006, allowing us to invest additional cash. In 2006, we recognized $0.5 million of unfavorable foreign currency translation losses related to our intercompany debt with India which was offset by $1.2 million of favorable mark to market recoveries on our ineffective hedges. In 2005, we recognized $0.5 million of unfavorable foreign currency translation losses related to our intercompany debt with India and $1.2 million of unfavorable mark to market losses on our ineffective hedges. In 2006, our hedging activities did not meet the minimum requirements for effective hedge accounting treatment under current accounting rules. As a result, we recognized any unrealized gains or losses as current period income or loss. In 2005, we recognized miscellaneous expense of $0.3 million and had no significant miscellaneous expense in 2006.

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

Income Taxes

Federal income taxes calculated at the U.S. statutory rate were $3.8 million for 2006. State income taxes which totaled $0.3 million for 2006 were calculated using a blended statutory rate, and are net of federal income tax benefit. Our income tax provision was $ 2.3 million at an effective rate of 20.5% for the year ended December 31, 2006.

Several items caused variations from our statutory tax provision. iGS is eligible to claim a tax holiday on the majority of its operating income through March of 2009. The tax holiday resulted in a benefit of $2.7 million for the year ended December 31, 2006. iGS’s non-operating income, such as interest income, is not included in the tax holiday, and has been considered as part of our income tax provision.

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

Several items caused variations from our statutory income tax provision. iGS is eligible to claim a tax holiday on the majority of its operating income through March of 2009. During the year ended December 31, 2005, iGS’s tax provisions totaled $0.7 million, mainly due to tax expense calculated on non-operating income items. iGS’s non-operating income, such as interest income and a gain on the sale of land, is not included in the tax holiday, and has been considered as part of our income tax provision.

In addition, on April 11, 2005, the Joint Committee on Taxation advised that the Internal Revenue Service examination of our income tax returns for the years 1999, 2000 and 2001 had been completed. The examination resulted in the recognition of a $2.2 million income tax benefit for the year ended December 31, 2005. We also recognized an income tax benefit in the amount of $6.9 million due to our ability to utilize capital losses that were recorded in prior years.

Other variations typically arise because certain expenses or benefits recorded to our financial statements are either limited or disallowed when calculating our tax provision. Amortization expense related to our prior acquisitions was not deducted when calculating our income tax provision. Also, certain expenses such as meals and entertainment and executive compensation are limited for income tax purposes. The impact of the limited or disallowed items discussed above was $0.9 million. In addition to these limited or disallowed deductions, valuation allowances have been provided against certain deductions for which the recognition of the corresponding tax benefit is unlikely. These deductions include net operating losses realized by iGS’s U.S. Branch, capital losses realized from the disposition of certain subsidiary and equity investments, and accruals for deferred compensation. The aggregate impact of these variations on the Company’s effective tax rate was an unfavorable $4.8 million.

Liquidity and Capital Resources

At December 31, 2007 we had cash and short-term investments of $49.7 million and $25.3 million, respectively, as compared to cash and short-term investments of $52.2 million and $31.8 million, respectively, at December 31, 2006. Short-term investments at December 31, 2007 and December 31, 2006 consisted mainly of highly liquid short-term investments. Our focus has been liquidity along with the preservation of our principal holdings.

Cash provided by operations is anticipated to be adequate to fund capital expenditures and other business needs over the next 12 months.

Cash from Operations

Cash provided by operations was $36.9 million for the year ended December 31, 2007. Primary factors contributing to our cash provided by operations were net income of $15.6 million for the period, plus significant non cash items of approximately $18.3 million. These non cash items included depreciation and amortization of $11.0 million, stock based compensation expense related to SFAS 123(R) of $4.4 million, impairment of goodwill of $2.0 million and a loss on the write down of an investment of an affiliated company for $0.6 million.

The net effect on the Company’s working capital items for the year ended December 31, 2007 was a positive $3.0 million. Major changes in working capital were a decrease in accounts and unbilled receivables of $5.9 million, an increase in prepaid assets of $5.2 million and an increase in accounts payable and other liabilities of $2.2 million. The decrease in accounts receivable was directly related to a significant improvement in our days outstanding, as our days sales outstanding decreased from 67 days at the end of 2006 to 61 days as of December 31, 2007. The increase in prepaid assets consisted primarily of $5.0 million retained in an escrow account in India that was specifically earmarked for the repurchase of shares related to the delisting of iGS. The increase in accounts payable and other liabilities was directly related to increased accruals for expenses due to the higher level of business at the end of 2007 versus the prior year end.

Cash provided by operations was $14.5 million for the year ended December 31, 2006. Primary factors contributing to our cash provided by operations were net income of $8.7 million for the period, plus significant non cash items of approximately $12.8 million. These non cash items included depreciation and amortization of $10.9 million and stock based compensation expense related to SFAS 123(R) of $4.0 million.

The net effect on the Company’s working capital items for the year ended December 31, 2006 was a negative $(7.0) million. Major changes in working capital were an increase in accounts and unbilled receivables of $3.2 million, a decrease in restructuring reserves of $4.8 million and an increase in accounts payable and other liabilities of $1.2 million. The increase in accounts receivable was directly related to a higher volume of revenues recorded in the last two months of 2006 versus the last two months of 2005. The decrease in restructuring reserves consisted primarily of cash payments of $1.5 million made during 2006 on previous established reserves and a liability reduction of $2.5 million for the sublease of office space in the UK. The increase in accounts payable and other liabilities was directly related to increased accruals for expenses due to the higher level of business at the end of 2006 versus the prior year end.

Cash provided by operations was $14.0 million for the year ended December 31, 2005. Primary factors contributing to our cash provided by operations were net income of $7.0 million for the period, plus significant non cash items of approximately $10.0 million. These non cash items included depreciation and amortization of $10.9 million, stock based compensation expense of $0.8 million, and a net loss on the write down of investments in affiliated companies for $2.2 million. In addition, the Company recorded a non cash gain of $5.5 million on the sale of its Canadian operations in late November 2005.

The net effect on the Company’s working capital items for the year ended December 31, 2005 was a negative $(2.9) million. Major changes in working capital were a decrease in accounts and unbilled receivables of $3.9 million, a decrease in restructuring reserves of $2.3 million and a decrease in other liabilities of $4.9 million. The decrease in accounts receivable was due to a slight drop in days sales outstanding when compared to the prior year end. The decrease in restructuring reserves were due to cash payments made during 2005 on previously established reserves. The decrease in other liabilities was directly related to a large reduction in construction costs related to the expansion of the campus in Bangalore, India.

Investing Activities

Cash used in investing activities for the year ended December 31, 2007 was $41.2 million, as compared to cash used by investing activities of $9.9 in 2006 and cash provided of $2.7 million in 2005. We generated cash in 2005 due to a number of divestitures which are discussed below.

Our capital expenditures were $8.5 million, $10.0 million and $12.2 million for the years ended December 31, 2007, 2006 and 2005, respectively. Significant portions of capital expenditures in all three years presented were due to expansion of our campus located in Bangalore, India.

In 2007, we acquired 4.0 million shares representing 12.65% of iGS outstanding shares from the Indian public at a cost of $42.2 million at a price of approximately $10.40 per share. The shares were purchased to delist iGS from the Indian stock exchanges. Under applicable Indian laws, iGS could be delisted only after iGATE and its affiliates acquired over 90% of iGS’ common stock in accordance with the delisting guidelines of the Securities and Exchange Board of India. We also purchased a 50% interest in TAC Staffing joint venture for $0.1 million. In 2006, we acquired cash of $0.3 million as part of our acquisition of an additional 55% of the equity of LoanPro. We made no acquisitions in 2005.

We received net cash proceeds from the sale of jobcurry of $1.0 million in 2007. In 2006, we sold our remaining interest in Brainbench for $0.6 million. In 2005, we sold our Canadian staffing operation for net cash proceeds of $9.3 million. We also sold our remaining shares of Scansoft for $0.7 million.

In 2007, we decreased our short-term investment portfolios by $8.6 million. We increased our short-term investment portfolios by $0.8 million is 2006. We decreased our short-term investment portfolios by $4.9 million in 2005. In 2007, we used our short-term investments for capital additions for our campus in Bangalore, India. In 2006, we were able to increase our short-term investments due to increases in cash. In 2005, we used our short-term investments for capital additions at our campus in Bangalore, India.

Financing Activities

Cash provided by financing activities was $2.7 million, $1.9 million and $0.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. Sources of cash related to stock option exercises were $3.0 million, $1.9 million and $1.2 million in 2007, 2006 and 2005, respectively. These sources of cash were partially offset by vehicle lease costs of $0.3 million, $0.1 million and $0.3 million in 2007, 2006 and 2005, respectively. Tax benefits recognized in conjunction with SFAS 123(R) were $0.4 million and $0.3 million in 2007 and 2006, respectively.

The PNC Facility was renewed on August 22, 2007 for 365 days. Our borrowing availability under the PNC Facility is $35.0 million and is unsecured. As part of our agreement with PNC, we are required to maintain domestic cash and cash equivalents and short-term investments of at least $35.0 million, maintain net tangible worth of at least $100 million and maintain a liquidity ratio of not less than 1.5 to 1.0. The liquidity ratio is the sum of domestic cash and accounts receivable divided by total liabilities. In order to effect the delisting of iGS from the public stock exchanges in India, the Company transferred cash from the USA to India for the repurchase of shares from the public shareholders of iGS. This transfer of cash resulted in a violation of a financial covenant under the PNC Facility. The Company was granted a waiver by PNC and the current waiver extends through March 31, 2008. We are prohibited from paying dividends under the PNC Facility. We have no outstanding borrowings on the PNC Facility at December 31, 2007 and we expect to modify certain covenants in the PNC Facility in connection with the divestiture of iPS in 2008.

Restructurings

We restructured our businesses in 2007, 2005, 2004, 2002 and 2001. As a result of these restructurings, we will be required to make cash payments in future years. The nature of the payments and the reasons for the restructurings are discussed more fully in Note 6 to the Consolidated Financial Statements. The following table details the cash payments that we will be required to make in the future years:

	2008	2009	2010	2011	2012	Thereafter
	(Dollars in thousands)
Severance and related items	$651	$105	$—	$—	$—	$—
Leases costs of office closure	302	—	—	—	—	—

Total	$953	$105	$—	$—	$—	$—

Unless otherwise discussed, we did not use our cash reserves for any other significant financing or investing activities, with the exception of cash being transferred from money-market accounts or other short-term investments (purchases of $67.5 million and sales of $76.2 million), certain capital expenditures that were incurred during the normal course of business (net additions of $8.5 million) and the exercise of employee stock options of $3.0 million.

Contractual Obligations

As part of our acquisition of ICRI, we may be required to fund their existing operations for a total amount of up to $3.0 million, based upon mutually agreed upon operating needs. We funded $0.9 million of this requirement in 2007, $0.5 million and $0.3 million in 2006 and 2005, respectively.

We also have financial commitments related to existing leases on our occupied space. Our commitments are as follows:

	2008	2009	2010	2011	2012	Thereafter
	(Dollars in thousands)
Leases	$3,893	$3,176	$2,255	$1,472	$1,153	$2,955

The Company has plans for a Phase IV expansion of its campus located in Bangalore, India. Total estimated costs of the project will approximate $25.0 million and will be paid out over the next 30 months. Phase I was completed in February 2004, Phase II was completed in December 2005 and Phase III was completed in January 2007. The Company has funded the entire project to date through a combination of available cash reserves and short term investments and expects to fund the costs of Phase IV through its net cash flows provided by operations.

In order to complete the delisting of iGS from the public stock exchanges in India and to complete the repurchase of all shares associated with this transaction, the Company will use approximately $30.0 million in cash in 2008 for this specific purpose. The Company will fund all monies through a combination of existing cash reserves and short term investments.

Off-Balance Sheet Arrangements

We do not have any off-balance arrangements.

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

We are committed to the BPO market so evidenced by our construction of our Bangalore, India campus, and our 2004 acquisitions that focused on serving the BPO market. We believe we have the necessary infrastructure in place to take advantage of our opportunities in the BPO market.

Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS 141(R), Business Combinations (“SFAS 141R”). SFAS 141R replaces SFAS 141, Business Combinations and applies to all transactions or other events in which an entity obtains control of one or more businesses. SFAS 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose additional information needed to evaluate and understand the nature and financial effect of the business combination. SFAS 141R is effective prospectively for fiscal years beginning after December 15, 2008 and may not be applied before that date. The Company is currently evaluating the impact of adopting this statement on its Consolidated Financial Statements.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net earnings attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. The statement also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R). This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The Company is currently evaluating the impact of adopting this Statement on its Consolidated Financial Statements.

In February 2007, the Financial Accounting Standards Board issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting this Statement on its Consolidated Financial Statements.

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

We attempt to limit our exposure to changing Rupee rates mainly through financial market transactions. These transactions may include entering into forward or option contracts to hedge existing exposures. The instruments are used to reduce risk by essentially creating offsetting currency exposures. The following table presents information related to foreign currency contracts held by the Company:

LIST OF OUTSTANDING HEDGE TRANSACTIONS ON DECEMBER 31, 2007

	Maturity Date Ranges	Strike Price at Rupee Rate Ranges	Amount	Option	Net Unrealized Gains/(Losses) December 31, 2007
			(Dollars in thousands)
FORWARD CONTRACTS—USD
From:	January 29, 2008	39.57
To:	December 31, 2008	42.28

Subtotal			$21,000		$403

CURRENCY OPTION CONTRACTS—USD
From:	January 29, 2008	41.77	$10,000	Buy/Sell Put
To:	August 31, 2009	43.00	$9,000	Buy/Sell Call

Subtotal			$19,000		$1,148

FORWARD CONTRACTS—CAD
From:	January 31, 2008	38.72
To:	May 28, 2008	40.43

Subtotal			$6,000		$(77)

Total					$1,474

The net unrealized gains/(losses) were calculated using a Rupee exchange rate of 39.401.

As of December 31, 2007, iGATE Global Solutions Limited’s (“iGS”) forward contracts to hedge intercompany cash flows will all mature by December 31, 2008. As each contract matures, iGS will receive Rupees at the contracted (“strike price”) rate while delivering either the U.S. Dollar (“USD”) or Canadian Dollar (“CAD”) equivalent of Rupees at the prevailing Rupee exchange rate. Contracts that meet qualifying criteria are accounted for as foreign currency cash flow hedges. Accordingly, the effective portion of gains and losses is deferred as a component of other comprehensive income and is recognized in earnings at the time the hedged item affects earnings. Any gains and losses due to hedge ineffectiveness or related to contracts which do not qualify for hedge accounting are recorded in current period earnings in “other income and expense”. At December 31, 2007 all of the contracts outstanding met qualifying criteria to receive hedge accounting and have been deemed to be effective. As a result, for the year ended December 31, 2007, iGS has appropriately recorded other comprehensive income of $0.3 million. For the year ended December 31, 2006, iGS recognized a gain of $0.6 million.

As of December 31, 2007, iGS’ option contracts to hedge intercompany cash flows will all mature by August 31, 2009. As each contract matures and dependent upon prevailing Rupee exchange rates, iGS will either buy USDs or CADs at each contracted “put” strike price or sell USDs or CADs at each contracted “call” strike price. Contracts that meet qualifying criteria are accounted for as foreign currency cash flow hedges. Accordingly, the effective portion of gains and losses is deferred as a component of other comprehensive income and is recognized in earnings at the time the hedged item affects earnings. Any gains and losses due to hedge ineffectiveness or related to contracts which do not qualify for hedge accounting are recorded in current period earnings in “other income and expense”. At December 31, 2007 all of the contracts entered prior to July 1, 2007 were outstanding. Contracts entered into subsequent to July 1, 2007 met qualifying criteria to receive hedge accounting and have been deemed to be effective. As a result, for the year ended December 31, 2007, iGS has appropriately recorded other comprehensive income of $1.2 million. For the year ended December 31, 2006, iGS recognized a gain of $0.9 million.

As of December 31, 2007, iGS’ there are no outstanding principal swaps to hedge intercompany debt from iGS to the Company. Contracts that meet qualifying criteria are accounted for as foreign currency cash flow hedges. Accordingly, the effective portion of gains and losses is deferred as a component of other comprehensive income and is recognized in earnings at the time the hedged item affects earnings. Any gains and losses due to hedge ineffectiveness or related to contracts which do not qualify for hedge accounting are recorded in current period earnings in “other income and expense”. At December 31, 2007, there were no principal only swaps outstanding. For the year ended December 31, 2006, iGS recognized a loss of ($0.3) million.

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

As of December 31, 2007, the potential gain or loss in the fair value of the Company’s outstanding foreign currency contracts assuming hypothetical 5%, 2% and 1% fluctuations in currency rates would be approximately:

	Valuation given X% decrease in Rupee / USD rate				Fair Value as of December 31, 2007	Valuation give X% increase in Rupee / USD rate
	(10%)	(5%)	(2%)	(1%)		1%	2%	5%	10%
Rupee to USD rate	35.461	37.431	38.613	39.007	39.401	39.795	40.189	41.371	43.341
Derivative Instruments	$5.3	$3.3	$2.2	$1.8	$1.5	$1.0	$0.6	$(0.5)	$(2.4)

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

For all significant foreign operations, the functional currency is the local currency. Assets and liabilities of these operations are translated at the exchange rate in effect at each period end. Statement of Operations accounts are translated at the average exchange rate prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included as a component of other comprehensive income (loss). Realized gains and losses from foreign currency transactions are included in net loss for the periods presented. Exchange rate transaction gains (losses) did not have a significant impact on operations for the year ended December 31, 2007.

Seasonality

Our operations are generally not affected by seasonal fluctuations. However, our consultants’ billable hours are affected by national holidays and vacation policies, which vary by country and by operating company.

Short-term investments are invested in highly liquid securities such as money market funds.

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

The Company’s Consolidated Financial Statements for the year ended December 31, 2007 have been audited by BDO Seidman LLP, Independent Registered Public Accounting Firm, whose report thereon appears on page 39 of this Form 10-K.

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

Pittsburgh, Pennsylvania

We have audited the accompanying consolidated balance sheets of iGATE Corporation as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2007. We have also audited the accompanying Schedule II, Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2007. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements and schedule referred to above present fairly, in all material respects, the financial position of iGATE Corporation at December 31, 2007 and 2006 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes—an Interpretation of FASB No. 109 as of January 1, 2007. As discussed in Note 11 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, as of January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of iGATE Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 17, 2008 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Milwaukee, Wisconsin

March 17, 2008

iGATE CORPORATION

CONSOLIDATED BALANCE SHEETS

	At December 31,
	2007	2006
	(Dollars in thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$49,684	$52,154
Short-term investments	25,295	31,826
Accounts receivable, net of allowance for uncollectible accounts of $936 and $1,090, respectively	41,214	43,035
Unbilled receivables	11,099	10,343
Employee advances	1,392	1,126
Prepaid and other current assets	11,263	6,574
Prepaid income taxes	998	380
Deferred income taxes	703	1,111

Total current assets	141,648	146,549

Investments in unconsolidated affiliates	1,005	1,398

Land, building, equipment and leasehold improvements, at cost:
Land and building	19,224	10,983
Equipment	60,958	56.476
Leasehold improvements	4,321	4,489

	84,503	71,948
Less—accumulated depreciation	(48,797)	(42,081)

Net land, building, equipment and leasehold improvements	35,706	29,867

Goodwill	36,562	11,014
Intangible assets, net	1,003	1,946

Total assets	$215,924	$190,774

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,190	$4,997
Accrued payroll and related costs	18,618	17,966
Accrued income taxes	661	646
Other accrued liabilities	18,671	8,591
Restructuring reserve	1,058	497
Deferred revenue	684	465

Total current liabilities	45,882	33,162
Other long-term liabilities	536	406
Deferred income taxes	7,103	9,483

Total liabilities	53,521	43,051

Minority interest	6,437	14,372
Shareholders’ equity:
Preferred Stock, without par value: 20,000,000 shares authorized, 1 share of Series A Preferred Stock held in treasury in 2007and 2006, respectively	—	—
Common Stock, par value $0.01 per share: 100,000,000 shares authorized, 54,619,807 and 54,021,670 shares issued at December 31, 2007 and 2006, respectively	546	540
Additional paid-in capital	165,757	167,626
Accumulated deficit	(6,026)	(21,037)
Common Stock held in treasury, at cost, 990,102 shares at December 31, 2007and 2006, respectively	(14,714)	(14,714)
Accumulated other comprehensive income	10,403	936

Total shareholders’ equity	155,966	133,351

Total liabilities and shareholders’ equity	$215,924	$190,774

The accompanying notes are an integral part of these Consolidated Financial Statements.

iGATE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
	(Dollars and shares in thousands, except per share data)
Revenues	$307,258	$283,588	$275,992
Cost of revenues	218,249	210,212	205,110

Gross margin	89,009	73,376	70,882
Selling, general and administrative	71,442	69,620	67,483
Restructuring charges (recovery)	769	(3,062)	(481)
Goodwill impairment	1,950	—	—

Income from operations	14,848	6,818	3,880
Interest income	4,030	3,311	2,123
Interest expense	(91)	(121)	(204)
Other income (expense), net	2,099	802	(2,194)
Equity in income of affiliated companies	29	317	338
Minority interest	(2,992)	(752)	(261)
Gain on sale of stock of subsidiary	136	—	5,549
(Loss) gain on venture investments and affiliated companies, net	(193)	578	(2,149)

Income before income taxes	17,866	10,953	7,082
Income tax expense	2,281	2,249	113

Net income	$15,585	$8,704	$6,969

Net earnings per common share, basic:

Net earnings—basic	$0.29	$0.16	$0.13

Net earnings per common share, diluted:

Net earnings—diluted	$0.29	$0.16	$0.13

Weighted average common shares, basic	53,333	52,939	52,530

Weighted average common shares, diluted	53,972	53,278	52,734

The accompanying notes are an integral part of these Consolidated Financial Statements.

iGATE CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

	Common Stock							Accumulated Other Comprehensive Income (Loss)
	Shares	Par Value	Series A Preferred Shares	Additional Paid-in Capital	Accumulated (Deficit)	Deferred Compensation	Treasury Stock		Total Shareholders’ Equity	Comprehensive Income/ (Loss)
	(Dollars in thousands)
Balances, December 31, 2004	52,512,346	$535	—	$161,345	$(36,710)	$(1,934)	$(14,714)	$3,178	$111,700

Exercise of stock options, including tax benefit recognized of $0.1 million	254,190	3	—	933	—	—	—	—	936
Amortization of deferred compensation	—	—	—	—	—	815	—	—	815
Comprehensive (loss) income:
Reclassification adjustment for gains realized in net income	—	—	—	—	—	—	—	(65)	(65)	$(65)
Currency translation adjustment	—	—	—	—	—	—	—	(2,683)	(2,683)	(2,683)
Net income	—	—	—	—	6,969	—	—	—	6,969	6,969

										$4,221

Balances, December 31, 2005	52,766,536	$538	—	$162,278	$(29,741)	$(1,119)	$(14,714)	$430	$117,672

Exercise of stock options, including tax benefit recognized of $0.1 million	250,032	2	—	994	—	—	—	—	996
Reclassification of deferred compensation	—	—	—	(1,119)	—	1,119	—	—	—
iGATE stock-based compensation expense	15,000	—	—	938	—	—	—	—	938
Subsidiary option activity and stock based compensation expense		—	—	4,535	—	—	—	—	4,535
Comprehensive income:
Currency translation adjustment	—	—	—	—	—	—	—	506	506	506
Net income	—	—	—	—	8,704	—	—	—	8,704	8,704

										$9,210

Balances, December 31, 2006	53,031,568	$540	—	$167,626	$(21,037)	$—	$(14,714)	$936	$133,351

Application of FIN 48	—	—	—	—	(574)	—	—	—	(574)
Exercise of stock options, including tax benefit recognized of $1.0 million	499,137	5	—	2,490	—	—	—	—	2,495
iGATE stock-based compensation expense	99,000	1	—	1,590	—	—	—	—	1,591
Subsidiary option activity and stock based compensation expense	—	—	—	2,350	—	—	—	—	2,350
Redemption of subsidiary options	—	—	—	(8,299)	—	—	—	—	(8,299)
Comprehensive income:
Unrealized gain on investments	—	—	—	—	—	—	—	1,474	1,474	1,474
Currency translation adjustment	—	—	—	—	—	—	—	7,993	7,993	7,993
Net income	—	—	—	—	15,585	—	—	—	15,585	15,585

										$25,052

Balances, December 31, 2007	53,629,705	$546	—	$165,757	$(6,026)	$—	$(14,714)	$10,403	$155,966

The accompanying notes are an integral part of these Consolidated Financial Statements.

iGATE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Operations:
Net income	$15,585	$8,704	$6,969
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	11,021	10,851	10,915
Gain on sale of stock of subsidiaries	(136)	—	(5,549)
Gain on other investments	(641)	(108)	(206)
Unrealized loss gain on derivative instruments	347	(1,547)	1,263
Bad debt expense (recovery)	(159)	286	(949)
Deferred income taxes, net	(2,062)	(522)	1,017
Loss gain on venture investments and affiliated companies, net	642	(578)	2,149
Impairment of goodwill	1,950	—	—
Equity in income of affiliated companies	(29)	(317)	(338)
Minority interest	2,992	752	261
Discount on stock sold to employees	—	—	606
Stock compensation expense	4,380	4,009	815
Working capital items excluding effects of divestitures:
Accounts receivable and unbilled receivables	5,929	(3,239)	3,909
Employee advances	(130)	36	167
Prepaid and other current assets	(5,227)	(360)	(822)
Accounts payable	1,136	(1,154)	1,248
Accrued and other current liabilities	1,029	2,325	(4,865)
Restructuring reserves	515	(4,751)	(2,273)
Deferred revenue	(283)	94	(274)

Net cash flows provided by continuing operations	36,859	14,481	14,043

Cash flows used by discontinued operations	—	—	(88)

Net cash flows provided by operating activities	36,859	14,481	13,955

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to equipment and leasehold improvements, net	(8,510)	(9,978)	(12,199)
Purchases of investments	(67,527)	(20,889)	(22,347)
Sales of investments	76,173	20,108	27,288
Sales of investments in unconsolidated affiliates	—	578	678
Investments in unconsolidated affiliates	(62)	—	—
Acquisitions, net of cash acquired	—	286	—
Purchase of iGS stock	(42,221)	—	—
Proceeds from the sale of affiliates, net of cash	995	—	9.310

Net cash flows (used) provided by investing activities	(41,152)	(9,895)	2,730

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on secured financing	(252)	(78)	(301)
Net proceeds from exercise of stock options	2,958	1,936	1,166

Net cash flows provided by financing activities	2,706	1,858	865

Effect of currency translation	(883)	(127)	86

Net change in cash and cash equivalents	(2,470)	6,317	17,636
Cash and cash equivalents, beginning of year	52,154	45,837	28,201

Cash and cash equivalents, end of year	$49,684	$52,154	$45,837

SUPPLEMENTAL DISCLOSURE:
Cash payments for income taxes	$1,560	$283	$1,218

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized gain (loss) on investments and derivative instruments	$1,473	$320	$(1,237)

Capitalized leases	$795	$343	$301

The accompanying notes are an integral part of these Consolidated Financial Statements.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006

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

(d) Reclassifications

Certain amounts in previously issued financial statements were reclassified to conform to 2007 presentations.

(e) Cash and Cash Equivalents

Cash and cash equivalents are defined as cash and highly liquid investments with maturities of three months or less when purchased. Cash equivalents are stated at cost, which approximates market value.

(f) Short-Term Investments

Short-term investments consist of money market funds and are stated at market which approximates fair value.

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

AS OF DECEMBER 31, 2007 AND 2006

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

(j) Investments in Unconsolidated Affiliates

The Company accounts for its investments in marketable equity securities in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). If at any time the Company has investments in marketable equity securities, they are classified as available-for-sale and recorded at fair value, utilizing the investments closing price at each reporting period. These investments are recorded on the balance sheet at market value, with the unrealized gains or losses, net of tax, reported as a component of accumulated other comprehensive income in the Consolidated Statement of Shareholders’ Equity and Comprehensive Income (Loss). The unrealized gain or loss is the difference between the Company’s original cost for an investment and the investment’s fair value at each reporting period. Realized gains or losses on securities sold are calculated using the specific identification method.

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

In evaluating these factors above, management presumes a decline in value to be other-than-temporary if the market price of the security is 20% or more below the investment’s cost basis for a period of six months or more (the “20% criteria”). However, the presumption of an other-than-temporary decline in these instances may be overcome if there is persuasive evidence indicating that the decline is temporary in nature (e.g., strong operating performance of investee, historical volatility of investee, etc.). Additionally, there may be instances where impairment losses are recognized even if the 20% criteria is not satisfied (e.g., plan to sell the security in the near term and the fair value is below the Company’s cost basis). No such impairment losses were incurred in 2007 or 2006 or 2005.

For investments accounted for using the cost or equity method of accounting, management evaluates information (e.g., budgets, business plans, financial statements, etc.) in addition to quoted market price, if any, in determining whether an other-than-temporary decline in value exists. Factors indicative of an other-than-temporary decline include recurring operating losses, credit defaults and subsequent rounds of financings at an amount below the cost basis of an investment. This list is not all inclusive and management weighs all quantitative factors in determining if an other-than-temporary decline in value of an investment has occurred. In 2007, the Company recorded an impairment of its remaining investment in Concours, Inc. of $0.6 million. In 2005, the Company recorded an impairment of $2.5 million on its investment in Concours, Inc. There were no impairments recorded in 2006.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2007 AND 2006

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

Depreciation and amortization expense related to fixed assets amounted to $10.1 million, $9.2 million, and $8.6 million in 2007, 2006 and 2005, respectively.

(l) Goodwill and Intangible Assets

Goodwill is the excess of purchase price over the value of the net assets acquired but will be subject to an annual impairment assessment of their carrying value, or more frequently if circumstances change. Under SFAS 142, Goodwill and Other Intangible Assets, goodwill and intangibles with indefinite useful lives are no longer amortized but are subject to, at a minimum, an annual impairment assessment of their carrying value. Under SFAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. Estimated fair values of reporting units underlying the segments were estimated using either a discounted cash flow methodology, recent comparable transactions or a combination thereof. For further discussions, see Note 5.

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

AS OF DECEMBER 31, 2007 AND 2006

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

The Company has not provided for U.S. deferred income taxes or foreign withholding tax on basis differences in its non-U.S. subsidiaries of $12.5 million that result primarily from undistributed earnings the Company intends to reinvest indefinitely. Determination of the deferred income tax liability on these basis differences is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

(n) Minority Interest

Minority interest represents the proportionate share of outside equity holders. At December 31, 2007 and 2006, the Company had outside equity holders for the following Companies:

	Percentage Outside Ownership
	2007	2006
iGATE Global Solutions Ltd. (“iGS”)	6.6%	18.2%
iGATE Clinical Research International Private Ltd. (“ICRI”)	5%	5%
LoanPro	0%	49.0%

iGS is a publicly held Company in India. On November 13, 2007, the iGS shareholders approved the delisting of iGS from the Bombay Stock Exchange, the National Stock Exchange, and the Bangalore Stock Exchange. The delisting was consummated on February 4, 2008.

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

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2007 AND 2006

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

The Company recorded $2.4 million in other income in 2007 and $1.5 million in other expense in 2006 related to its foreign currency hedging transactions.

(q) Stock-Based Employee Compensation

The Company recognizes compensation expense for all stock-based awards, using a fair value approach as prescribed in SFAS No. 123(R) Share Based Payments. The impact is more fully described in Note 11 Stock Based Compensation.

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

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2007 AND 2006

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

(w) Income Tax Uncertainties

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement 109” (“FIN 48”). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the tax benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. The Company adopted the provisions of FIN 48 on January 1, 2007. There was no material effect on the financial statements. The Company recorded a cumulative effect adjustment to retained deficit of $0.6 million related to adopting FIN 48. Also, certain amounts were reclassified in the statement of financial position in order to comply with the requirements of the statement.

As of January 1, 2007, the Company provided a liability of $1.0 million for unrecognized tax benefits related to various federal and state income tax matters. Of this amount, the amount that would impact the company’s effective rate, if recognized, is $0.7 million. The difference between the total amount of the unrecognized tax benefits and the amount that would impact the effective tax rate consists of items that are offset

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2007 AND 2006

by deferred tax assets, and the federal tax benefit of state income taxes. A reconciliation of the beginning and ending amounts of the tax liability for unrecognized tax benefits is as follows:

	Income Tax	Accrued Interest & Penalties	Unrecognized Income Tax Benefits
	(in thousands)
Balance, January 1, 2007	$772	$181	$953
Additions for tax positions of the current year	255	145	400
Additions for tax positions of prior year	114	97	211
Reductions for tax positions of prior years:
Settlements during period	(49)	(9)	(58)

Balance, December 31, 2007	$1,092	$414	$1,506

The Company and its subsidiaries file income tax returns in the US federal and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to tax examinations by the tax authorities of any of these jurisdictions for any years before 2004. The expiration of the statute of limitations for various jurisdictions is expected to reduce the liability for unrecognized tax benefits by less than $0.1 million within the next twelve months.

The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. The liability for unrecognized tax benefits included accrued interest of $0.2 million and $0.1 million, and accrued penalties of $0.2 and $0.1 at December 31, 2007 and January 1, 2007, respectively.

(x) Discontinued Operations

The Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”) effective January 1, 2002. This standard establishes accounting and reporting requirements for the impairment or disposal of long-lived assets. The Company will apply the provisions of SFAS 144 related to the divestiture of its Professional Services business as discontinued operations, effective beginning as of January 1, 2008.

(y) Net Income per Share

The Company calculates net income per share based on the weighted average number of common shares outstanding and restricted shares included in this calculation are determined using the treasury stock method.

(z) Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS 141(R), Business Combinations (“SFAS 141R”). SFAS 141R replaces SFAS 141, Business Combinations and applies to all transactions or other events in which an entity obtains control of one or more businesses. SFAS 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose additional information needed to evaluate and understand the nature and financial effect of the business combination. SFAS 141R is effective prospectively for fiscal years beginning after December 15, 2008 and may not be applied before that date. The Company is currently evaluating the impact of adopting this statement on its Consolidated Financial Statements.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2007 AND 2006

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net earnings attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. The statement also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R). This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The Company is currently evaluating the impact of adopting this Statement on its Consolidated Financial Statements.

In February 2007, the Financial Accounting Standards Board issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting this Statement on its Consolidated Financial Statements.

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

The Company has short-term investments consisting of money market funds that totaled $25.3 million and $31.8 million at December 31, 2007 and 2006, respectively. Approximately $25.3 million and $6.8 million of these funds at December 31, 2007 and 2006 are to be used exclusively by iGS due to Indian governmental restrictions.

There were no restrictions on cash in 2007, when the Company’s Credit Facility was renewed. The Credit Facility is more fully discussed in Note 7.

3.	Derivative Instruments and Hedging Activities

Summarized below are derivative instruments consisting of foreign exchange contracts, currency option contracts and principal only SWAP agreements whose carrying values were adjusted to their fair value at December 31, 2007. Fair values are based on quoted market prices at prevailing exchange rates and other available market information.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2007 AND 2006

LIST OF OUTSTANDING HEDGE TRANSACTIONS ON DECEMBER 31, 2007

	Maturity Date Ranges	Strike Price at Rupee Rate Ranges	Amount	Option	Net Unrealized Gains/(Losses) December 31, 2007
			(Dollars in thousands)
FORWARD CONTRACTS—USD
From:	January 29, 2008	39.57
To:	December 31, 2008	42.28

Subtotal			$21,000		$403

CURRENCY OPTION CONTRACTS—USD
From:	January 29, 2008	41.77	$10,000	Buy/Sell Put
To:	August 31, 2009	43.00	$9,000	Buy/Sell Call

Subtotal			$19,000		$1,148

FORWARD CONTRACTS—CAD

From:	January 31, 2008	38.72
To:	May 28, 2008	40.43

Subtotal			$6,000		$(77)

Total					$1,474

The net unrealized gains/(losses) were calculated using a Rupee exchange rate of 39.401.

As of December 31, 2007, iGATE Global Solutions Limited’s (“iGS”) forward contracts to hedge intercompany cash flows will all mature by December 31, 2008. As each contract matures, iGS will receive Rupees at the contracted (“strike price”) rate while delivering either the U.S. Dollar (“USD”) or Canadian Dollar (“CAD”) equivalent of Rupees at the prevailing Rupee exchange rate. Contracts that meet qualifying criteria are accounted for as foreign currency cash flow hedges. Accordingly, the effective portion of gains and losses is deferred as a component of other comprehensive income and is recognized in earnings at the time the hedged item affects earnings. Any gains and losses due to hedge ineffectiveness or related to contracts which do not qualify for hedge accounting are recorded in current period earnings in “other income and expense”. At December 31, 2007 all of the contracts outstanding met qualifying criteria to receive hedge accounting and have been deemed to be effective. As a result, for the year ended December 31, 2007, iGS has appropriately recorded other comprehensive income of $0.3 million. For the year ended December 31, 2006, iGS recognized a gain of $0.6 million.

As of December 31, 2007, iGS’ option contracts to hedge intercompany cash flows will all mature by August 31, 2009. As each contract matures and dependent upon prevailing Rupee exchange rates, iGS will either buy USDs or CADs at each contracted “put” strike price or sell USDs or CADs at each contracted “call” strike price. Contracts that meet qualifying criteria are accounted for as foreign currency cash flow hedges. Accordingly, the effective portion of gains and losses is deferred as a component of other comprehensive income and is recognized in earnings at the time the hedged item affects earnings. Any gains and losses due to hedge ineffectiveness or related to contracts which do not qualify for hedge accounting are recorded in current period

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2007 AND 2006

earnings in “other income and expense”. At December 31, 2007 none of the contracts entered prior to July 1, 2007 were outstanding. Contracts entered into subsequent to July 1, 2007 met qualifying criteria to receive hedge accounting and have been deemed to be effective. As a result, for the year ended December 31, 2007, iGS has appropriately recorded other comprehensive income of $1.2 million. For the year ended December 31, 2006, iGS recognized a gain of $0.9 million.

As of December 31, 2007, iGS’ there are no outstanding principal swaps to hedge intercompany debt from iGS to the Company. Contracts that meet qualifying criteria are accounted for as foreign currency cash flow hedges. Accordingly, the effective portion of gains and losses is deferred as a component of other comprehensive income and is recognized in earnings at the time the hedged item affects earnings. Any gains and losses due to hedge ineffectiveness or related to contracts which do not qualify for hedge accounting are recorded in current period earnings in “other income and expense”. At December 31, 2007, there were no principal only swaps outstanding. For the year ended December 31, 2006, iGS recognized a loss of ($0.3) million.

4.	Investments in Unconsolidated Affiliates

The Company’s investments in unconsolidated affiliates, and its percentage of ownership interests, are presented at December 31, 2007, 2006 and 2005, respectively. The investments are grouped by the applicable method of accounting. All ownership interests set forth on the table have been calculated based on the issued and outstanding common stock of each entity, assuming the issuance of common stock on the conversion or exercise of preferred stock and convertible notes, but excluding the effect of unexercised options and warrants.

	Percentage Owned December 31,
	2007	2006	2005
Cost method of accounting:
Air2Web, Inc. (Air2Web)**	7%	7%	14%
Peopleclick, Inc.***	1%	1%	1%
The Concours Group****	0%	4%	4%

Equity method of accounting:
Software AG (India) Private Ltd.	47%	41%	41%
TAC Staffing Services India Private Ltd	50%	—%	—%

**	During 2003 and 2002, the Company recorded impairment charges against its investment in Air2Web due to the Company’s belief that there was an other-than-temporary decline in the value of the security. In addition, the Company’s investments in Ordercare, Inc. (“Ordercare”), Bluewater Information Convergence, Inc. (“Bluewater”), Brainbench, Inc. (“Brainbench”), Xpede, Inc. (“Xpede”) and Escend Technologies, Inc. (“Escend”) have been impaired in prior periods to reflect the Company’s belief that no return on capital will be realized.
***	On August 19, 2002, itiliti, a company that was acquired in 2001, sold its assets and liabilities to Peopleclick, Inc. (“Peopleclick”) for approximately 3% of Peopleclick’s outstanding common stock. The Company has a $0 basis in its itiliti shares and has continued to assign a $0 basis to its investment in itiliti. Prior to the August 2002 sale of Peopleclick, the Company owned 49% of itiliti.
****	During the second quarter of 2007 and the fourth quarter of 2005, the Company recorded impairment charges related to its investment in Concours.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2007 AND 2006

Carrying Value and Cost Basis of Investments in Unconsolidated Affiliates

The following table summarizes the Company’s investments in unconsolidated affiliates as of December 31, 2007 and 2006. Ownership interests are classified according to applicable accounting methods.

	December 31, 2007		December 31, 2006
	Carrying Value	Cost Basis	Carrying Value	Cost Basis
	(Dollars in thousands)
Equity method of accounting	$1,005	$359	$808	$191
Cost method of accounting	—	3,020	590	3,020

	$1,005	$3,379	$1,398	$3,211

All equity method investments are deemed to be immaterial to the financial operations of the Company.

Gain (Loss) on Venture Investments and Affiliated Companies

In 2007, the Company received $0.4 million of cash from an escrow account related to a prior sale of a business. The cash received was recognized as a gain on venture investments and affiliated companies.

In 2007, Concours Group Inc., a company in which the Company invested $3.1 million in 2003, was sold. The Company received no proceeds as a result of the sale because other investors had preferential rights to the sale proceeds. The Company recorded as impairment of its remaining investment of $0.6 million was recorded in the second quarter of 2007 as a loss on venture investments and affiliated companies.

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

Equity in Income of Affiliated Companies

The Company incurred equity income related to the Software AG joint venture of less than $0.1 million in 2007 and income of $0.3 million in 2006.

Gain on Sale of Stock of Subsidiaries

On December 24, 2007, the Company sold its wholly owned affiliate jobcurry Systems Private, Ltd. “jobcurry” for total net cash proceeds of $1.0 million. The Company recognized a gain on the sale of its subsidiaries in the amount of $0.1 million. The sale of jobcurry was not a material disposition and did not require pro-forma disclosure.

On November 15, 2005, the Company sold its wholly owned affiliate, iGATE Mastech Ltd. (“Canada”) for total net proceeds of $9.3 million. On the closing date, the Company received $8.4 million in net cash and $0.9 million in the form of a promissory note and an escrow account that was to be paid once certain conditions subsequent to closing were met. Subsequent to the closing date the Company received $0.5 million of the escrow funds. The promissory note to the Company of $0.4 million was paid in full in 2007. The Company recognized a gain on the sale of stock of its subsidiaries in the amount of $5.5 million. The sale of Canada was not a material disposition and did not require pro-forma disclosure.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2007 AND 2006

Components of Other Comprehensive Loss on Available for Sale Securities

The following table summarizes the Company’s changes in other comprehensive loss on available for sale securities as of December 31, 2007, 2006 and 2005 (in thousands):

	2007	2006	2005
Reclassification adjustment for gains realized in net income	$—	$—	$(65)

Change in other comprehensive income	$—	$—	$(65)

5.	Goodwill and Intangible Assets

In 2007, the Company recorded a net goodwill impairment charge of approximately $2.0 million related to its July 2006 majority acquisition of LoanPro. The gross amount of goodwill recorded in conjunction with the LoanPro acquisition totaled approximately $2.1 million, which was offset by approximately $0.2 million in a note payable owed by LoanPro to its minority shareholders which was forgiven by the minority shareholders.

LoanPro lost its largest customer in the quarter ended June 30, 2007 and as a result of this triggering event, the Company concluded that the goodwill associated with the acquisition should be impaired. There were no other significant costs associated with the impairment charge.

The following tables present the reconciliation of changes in the carrying value of goodwill and amortizable intangible assets for the years ended December 31, 2007 and 2006 (in thousands):

	iGATE Solutions	iGATE Professional Services	iGATE Corporate	Consolidated
Goodwill at December 31, 2005	$8,062	$216	$573	$8,851
Acquisitions	1,874	—	—	1,874
Foreign currency translation effect	289	—	—	289

Goodwill at December 31, 2006	$10,225	$216	$573	$11,014

Purchase price adjustment	(201)	—	—	(201)
Acquisitions	26,408	—	—	26,408
Goodwill impairment	(1,950)	—	—	(1,950)
Foreign currency translation effect	1,291	—	—	1,291

Goodwill at December 31, 2007	$35,773	$216	$573	$36,562

	December 31, 2007		December 31, 2006
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortizable intangible assets:
Intellectual property	$570	$570	$570	$570
Customer relationships	6,642	5,639	6,642	4,936
Employment contracts	1,720	1,720	1,720	1,480
Other costs	314	314	314	314

Total	$9,246	$8,243	$9,246	$7,300

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2007 AND 2006

Amortization expense related to identifiable intangible assets was $0.9 million, $1.6 million and $2.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. Estimated annual amortization for the years ended December 31, 2008 and 2009 is shown below (in thousands):

2008	$694
2009	$309

6.	Restructuring Charges

In 2007, the Company restructured its Shared Services operations. The Company incurred $0.8 million of severance and related costs.

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

The components of the restructuring charges and the restructuring accrual at December 31, 2007, 2006 and 2005 are as follows:

(in thousands)	Accrued December 31, 2004	Credited to Expense	Foreign Currency Translation Effect	Cash Expenditures	Accrued December 31, 2005
2004 lease costs of office closure	$5,354	$(386)$	(417)	$(692)	$3,859
2002 lease costs of office closure	382	—	—	(314)	68
2001 severance, bonus and related items	610	—	—	(610)	—
2001 lease costs of office closure	1,123	(95)	(2)	(176)	850

Total	$7,469	$(481)	$(419)	$(1,792)	$4,777

	Accrued December 31, 2005	Credited to Expense	Foreign Currency Translation Effect	Cash Expenditures	Accrued December 31, 2006
2004 lease costs of office closure	$3,859	$(2,507)	$471	$(1,326)	$497
2002 lease costs of office closure	68	—	—	(68)	—
2001 lease costs of office closure	850	(555)	—	(295)	—

Total	$4,777	$(3,062)	$471	$(1,689)	$497

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2007 AND 2006

(in thousands)	Accrued December 31, 2006	Charged to Expense	Foreign Currency Translation Effect	Cash Expenditures	Accrued December 31, 2007
2004 lease costs of office closure	$497	$—	$46	$(241)	$302
2007 severance and related items	—	769	—	(13)	756

Total	$497	$769	$46	$(254)	$1,058

7.	Credit Facilities

On August 22, 2007, the Company renewed its credit facility (“Renewed Facility”) with PNC Bank N.A. (“PNC”). The Renewed Facility provides a maximum loan amount of $35.0 million and is unsecured. The provisions of the Renewed Facility requires the Company to maintain domestic cash and cash equivalents and short-term investments of at least $35.0 million, maintain net tangible worth of at least $100.0 million and maintain a liquidity ratio of not less than 1.5 to 1.0. The liquidity ratio is the sum of domestic cash and accounts receivable divided by total liabilities. The Company is prohibited from paying dividends under the PNC Facility. In order to effect the delisting of iGS from the public stock exchange in India, the Company transferred cash from the USA to India for the repurchase of shares from the public shareholders of iGS. This transfer of cash resulted in a violation of a financial covenant under the PNC Facility. The Company was granted a waiver by PNC and the current waiver extends through March 31, 2008. The Company expects to modify certain covenants in the Renewed Facility in connection with the divestiture of iPS. The Company had no outstanding borrowings against the Renewed Facility as of December 31, 2007 and December 31, 2006, but the Company did have letters of credit outstanding in the amount of $0.4 million and $0.4 million as of December 31, 2007 and 2006, respectively.

8.	Commitments

Lease Commitments

The Company rents certain office facilities and equipment under noncancelable operating leases, which provide for the following future minimum rental payments as of December 31, 2007:

Total Amount
(dollars in thousands)
Period ending December 31,
2008	$4,195
2009	3,176
2010	2,255
2011	1,472
2012	1,153
Thereafter	2,955

Total	$15,206

Rental expense was approximately $7.3 million, $6.2 million and $6.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2007 AND 2006

Other Commitments

We have plans for a Phase IV expansion of our campus located in Bangalore, India. Total estimated costs of the project will approximate $25 million and will be paid out over the next 30 months. Phase I was completed in February 2004, Phase II was completed in December 2005 and Phase III was completed in January 2007. We have funded entire the project to date through a combination of available cash reserves and short-term investments and expect to fund the costs of Phase IV through our net cash flows provided by operations.

In order to complete the delisting of iGS from the public stock exchanges in India and to complete the repurchase of all shares associated with this transaction, the Company will use approximately $30.0 million in cash in 2008 for this specific purpose. The Company will fund all monies through a combination of existing cash reserves and short term investments.

As part of the Company’s acquisition of a 95% interest in ICRI, the Company may be required to fund their existing operations for an amount up to $3.0 million, based upon mutually agreed upon operating needs. The Company funded $0.9 million, $0.5 million and $0.3 million in 2007, 2006 and 2005 respectively, and may be required to fund ICRI operations in 2008 and in subsequent years.

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

iGS/iGATE Exchange Options

Consequent to the delisting of iGS from the Indian stock exchanges, iGS exchanged 2.3 million of iGS employee stock options for 2.8 million of iGATE stock options on December 7, 2007. The exchange was not mandatory and was solely the prerogative of each employee. All iGS stock options were time based vesting and none of them had any performance conditions and similarly all iGATE options granted in exchange had only time based service conditions for vesting.

The exchange ratio was computed as 1.202 iGATE options for every iGS option. This was arrived considering a price of approximately $10.40 for each for iGS option, and $8.66 for iGATE shares, the closing price of the Company’s stock on December 7, 2007.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2007 AND 2006

The iGATE options issued are replacement awards for original iGS options, and as such, are treated as modification in accordance with SFAS No. 123(R). Hence, the fair value of the exchange options was estimated at the date of exchange and the incremental fair value of $0.5 million will be amortized on a straight-line basis over the requisite service periods of the awards.

The Company also paid $8.3 million towards redemption of iGS vested options at their fair market values. The amount was recorded as a reduction of Additional Paid-in Capital in the Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss).

Purusant to the delisting of iGS from the Indian stock exchanges and the exchange of iGS stock options with iGATE options, no further options will be granted under any of the iGS stock option plans.

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

As a result of the adoption of SFAS No. 123(R), the Company’s results for the years ended December 31, 2007 and 2006 include share-based compensation expense of $4.4 million and $4.0 million, respectively. The total stock-based compensation cost included in the Consolidated Statements of Operations within direct costs for the years ended December 31, 2007 and 2006 was $1.9 million and $1.8 million, respectively. The total stock-based compensation cost included in the Consolidated Statements of Operations within selling, general and administrative expenses for the years ended December 31, 2007 and 2006 was $2.5 million and $2.2 million, respectively. The Company has recognized a related tax benefit associated with its share-based compensation arrangements for the years ended December 31, 2007 and 2006 of $0.2 million and $0.1 million, respectively.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2007 AND 2006

Prior to January 1, 2006, the Company accounted for stock-based compensation plans in accordance with the provisions of APB Opinion No. 25, as permitted by SFAS No. 123, and accordingly did not recognize compensation expense for the issuance of options with an exercise price equal to or greater than the market price at the date of grant. The Company did recognize $0.8 million of compensation expense for the year ended December 31, 2005 related to a restricted stock grant and discounted stock options. Had the fair value based method as prescribed by SFAS No. 123 been applied by the Company, the effect on net income and earnings per share for the year ended December 31, 2005 would have been as follows ($ in thousands, except per share data):

Year Ended December 31, 2005
Net income, as reported	$6,969
Add: Deferred compensation expense reported in earnings	815
Less: Total stock-based employee compensation expense determined under fair value method for all awards and deferred compensation expense	(2,385)

Proforma net income	$5,399

Earnings per share:
Basic and diluted
As reported	$0.13

Pro forma	$0.10

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

On May 25, 2006, the 2006 iGATE Corporation Stock Incentive Plan (the “2006 Plan” and together with the Plan, the “iGATE Plans”) was approved by the Company’s shareholders. This 2006 Plan replaced the Company’s expired Plan and is substantially similar to it. Revisions were made primarily to address changes in applicable law since 2000. The 2006 Plan provides that up to 14.7 million shares of the Company’s common stock shall be allocated for issuance to officers, employees, directors and consultants of the Company and its subsidiaries. At December 31, 2007, there were 11.1 million shares of common stock available for issuance under the 2006 Plan.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2007 AND 2006

A summary of the stock option and restricted stock activity is presented below:

iGATE Stock Incentive 1996 Plan	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Options outstanding at December 31, 2004	2,574,319	$6.75
Granted	204,500	3.98
Exercised	(254,190)	3.34
Lapsed and forfeited	(323,422)	6.44

Options outstanding at December 31, 2005	2,201,207	$6.93
Granted	100,000	5.41
Exercised	(250,032)	3.47
Lapsed and forfeited	(364,917)	9.99

Options outstanding at December 31, 2006	1,686,258	$6.68
Granted	—	—
Exercised	(499,137)	8.80
Lapsed and forfeited	(51,320)	6.56

Options outstanding at December 31, 2007	1,135,801	$8.31	4.7	$3.4

Options vested and expected to vest at December 31, 2007	1,116,150	$8.39	4.4	$3.4

Options exercisable at December 31, 2007	864,144	$9.67	3.9	$2.2

iGATE Stock Incentive 2006 Plan	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Options outstanding at December 31, 2005	—	—
Granted	15,000	$6.00
Exercised	—	—
Lapsed and forfeited	—	—

Options outstanding at December 31, 2006	15,000	$6.00

Granted	159,000	$8.21
Exercised	—	—
iGS/iGATE Exchange	2,763,464	1.43

Options outstanding at December 31, 2007	2,937,464	$1.80	9.6	$19.6

Options vested and expected to vest at December 31, 2007	2,784,239	$1.82	6.2	$18.6

Options exercisable at December 31, 2007	19,658	$5.74	9.1	$0.1

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2007 AND 2006

iGATE Stock Incentive 2006 Plan	Restricted Stock	Weighted Average Fair Value
Unvested at December 31, 2005	—
Granted	571,000	$4.27

Unvested at December 31, 2006	571,000	$4.27

Granted	96,000	—
Vested	(114,000)	6.89
Lapse and forfeited	(31,500)	4.27

Unvested at December 31, 2007	521,500	$—

Available for future grant	11,127,036

During 2007 and 2006, the Company granted 0.1 million and 0.6 million shares of performance based restricted stock, respectively. Each share is earned only after certain financial targets are met. Each performance target is assessed yearly over a four year to five year period, at which time the shares will be awarded upon achievement of the yearly target. If the performance targets are not met, the shares that were to be awarded for the performance year will be cancelled. If the performance target is achieved, the shares are issued to the recipient. These shares are voting but are subject to forfeiture if performance targets are not achieved or in the event of termination.

During 2007, 2006 and 2005, options covering a total of 0.2 million shares, 0.1 million shares and 0.2 million shares, respectively, of Common Stock were granted under the Plan. On December 7, 2007, 2.8 million iGATE stock options were exchanged for 2.3 million of iGS stock options. Options generally expire ten years from the date of the original grant or earlier if an option holder ceases to be employed or associated by the Company for any reason.

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

The total intrinsic value of options exercised during 2007, 2006 and 2005 was $2.9 million, $0.6 million and $0.2 million, respectively. The fair value of stock options vested during 2007, 2006 and 2005 was $1.6 million, $0.8 million and $1.1 million, respectively. The income tax benefit classified as a financing cash inflow for 2007, 2006 and 2005 was $0.2 million, $0.1 million and less than $0.1 million, respectively.

In 2007, the Company recognized $1.6 million of compensation expense associated with the iGATE stock incentive plan in the Company’s Condensed Consolidated Statements of Operations compared to $0.9 million in 2006. As of December 31, 2007, approximately $15.0 million of unrecognized compensation cost is expected to be recognized for the unvested shares. This expense is expected to be recognized over a weighted-average period of 2.1 years.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2007 AND 2006

iGATE Stock Options Outstanding at December 31, 2007:

iGATE Stock Incentive 1996 Plan

Options Outstanding				Options Exercisable
Range of Exercise Price	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
$ 1.875–$ 2.010	58,392	3.65	$1.939	58,392	$1.939
2.960– 2.960	140,638	6.57	2.960	94,700	2.960
3.630– 3.630	33,750	7.62	3.630	7,375	3.630
3.680– 3.680	120,000	6.75	3.680	30,000	3.680
3.780– 4.000	118,500	4.32	3.871	117,406	3.872
4.032– 5.410	210,319	7.56	4.787	102,069	4.760
5.580– 11.750	126,079	4.15	7.792	126,079	7.792
12.375– 15.875	174,138	0.83	14.458	174,138	14.458
17.020– 20.532	114,412	0.67	20.143	114,412	20.143
22.125– 33.125	39,573	0.82	27.269	39,573	27.269

$ 1.875–$ 33.125	1,135,801	4.48	$8.314	864,144	$9.669

iGATE Stock Incentive 2006 Plan

Options Outstanding				Options Exercisable
Range of Exercise Price	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
$ 0.080–$ 0.080	1,983,707	5.43	$0.080	0	$—
2.110– 4.050	378,436	6.98	2.933	335	3.620
4.060– 7.320	268,938	7.61	5.277	19,323	5.776
7.410– 7.410	5,000	9.26	7.410	0	—
8.040– 8.040	72,225	9.27	8.040	0	—
8.240– 8.240	50,000	9.25	8.240	0	—
8.640– 8.640	103,956	9.02	8.640	0	—
8.660– 8.660	1,202	2.05	8.660	0	—
9.000– 9.000	54,000	9.75	9.000	0	—
9.140– 9.140	20,000	9.77	9.140	0	—

$ 0.080–$ 9.140	2,937,464	6.23	$1.803	19,658	$5.739

iGATE options outstanding and exercisable at December 31, 2006 were 1.7 million and 1.1 million, respectively, at prices ranging from $1.875 to $33.125 per share. iGATE options outstanding and exercisable at December 31, 2005 were 2.2 million and 1.5 million, respectively, at prices ranging from $1.875 to $33.125 per share.

In addition, iGATE Global Solutions Limited, the Company’s majority-owned Indian subsidiary (“iGS”) also maintains its own stock option plans. iGS’s stock option plans were approved by its Boards of Directors and are discussed below.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2007 AND 2006

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

iGATE Global Solutions Stock Option Plan 1	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Options outstanding at December 31, 2004	1,836,623	$2.68
Granted	112,750	5.21
Exercised	(137,495)	2.45
Lapsed and forfeited	(319,244)	4.97

Options outstanding at December 31, 2005	1,492,634	$3.11
Granted	713,585	4.70
Exercised	(293,180)	2.30
Lapsed and forfeited	(766,362)	4.41

Options outstanding at December 31, 2006	1,146,677	$3.42
Granted	307,000	9.29
Exercised	(213,104)	2.97
Lapsed and forfeited	(704,437)	4.74
iGS/iGATE Exchange	(385,115)	7.14

Options outstanding at December 31, 2007	151,021	$3.37	5.65	$—

Options vested and expected to vest at December 31, 2007	125,250	$2.91	5.65	$—

Options exercisable at December 31, 2007	125,250	$2.91	5.65	$—

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2007 AND 2006

iGATE Global Solutions Stock Option Plan 2	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Options outstanding at December 31, 2004	1,992,335	$5.60
Granted	1,705,150	3.93
Exercised	(5,153)	4.87
Lapsed and forfeited	(730,098)	5.34

Options outstanding at December 31, 2005	2,962,234	$4.68
Granted	—	—
Exercised	(20,330)	2.50
Lapsed and forfeited	(1,872,163)	5.18

Options outstanding at December 31, 2006	1,069,741	$4.34
Granted	—	—
Exercised	(161,951)	4.28
Lapsed and forfeited	(616,670)	5.64
iGS/iGATE Exchange	(267,915)	3.83

Options outstanding at December 31, 2007	23,205	$4.22	2.80

Options vested and expected to vest at December 31, 2007	18,048	$3.71	2.80	$—

Options exercisable at December 31, 2007	18,048	$3.71	2.80	$—

iGS also maintains an employee restricted stock unit plan herein referred to as “RSU Plan”. The RSU Plan is administered by the Compensation Committee appointed by the Board of Directors of iGS. The RSU Plan is a separate plan set up in partial modification of the above iGS Plans and provides for the issuance of a maximum of 3.0 million shares of iGS common stock. These restricted stock units are granted at a $0.08 strike price.

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

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2007 AND 2006

iGATE Global Solutions Restricted Stock Unit Plan	Restricted Stock Units	Weighted Average Fair Value
Unvested at December 31, 2005	—	—
Granted	919,077	$5.19
Exercised	—	—
Lapsed and forfeited	(44,931)	5.19

Unvested at December 31, 2006	874,146	$5.19
Granted	1,262,350	6.49
Exercised	(18,969)	4.98
Lapsed and forfeited	(452,943)	5.20
iGS/iGATE Exchange	(1,646,025)	6.02

Unvested at December 31, 2007	18,559	$5.42

Total available stock options and/or restricted units to be granted for all of the iGS Plans combined cannot exceed 7.5 million shares.

The total intrinsic value of options exercised during 2007, 2006 and 2005 was $1.4 million, $0.4 million and $0.4 million, respectively. The fair value of stock options vested during 2007, 2006 and 2005 was $3.9 million, $3.3 million and $2.9 million, respectively.

In 2006, the Company recognized $2.8 million of compensation expense associated with the iGS stock option plans in the Company’s Condensed Consolidated Statements of Operations as compared to $3.1 million in 2006. As of December 31, 2007, no additional compensation cost is expected to be recognized for the unvested shares.

iGATE Global Solutions Stock Options Outstanding at December 31, 2007 Plan 1:

Options Outstanding				Options Exercisable
Range of Exercise Price	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
$ 0.00–$ 11.00	151,021	5.6 years	$3.37	125,250	$2.91

iGATE Global Solutions Stock Options Outstanding at December 31, 2007 Plan 2:

Options Outstanding				Options Exercisable
Range of Exercise Price	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
$ 0.00–$ 6.80	23,205	2.8 years	$4.22	18,048	$3.71

The fair value of each option grant under the iGATE Plans and iGS Plans was estimated using the Black-Scholes option pricing model. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2007 AND 2006

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

Year Ended December 31, 2007	iGATE	iGS
Weighted average fair values of options granted during 2007	$4.79	$7.13
Risk-free interest rate	4.34%	6.60%
Expected dividend yield	0.0%	0.5%
Expected life of options	4.5 years	5 years
Expected volatility rate	61.0%	58.7%

Year Ended December 31, 2006	iGATE	iGS
Weighted average fair values of options granted during 2006	$3.17	$2.60
Risk-free interest rate	4.65%	7.00%
Expected dividend yield	0.0%	0.5%
Expected life of options	4.5 years	5 years
Expected volatility rate	66.5%	61.8%

Year Ended December 31, 2005	iGATE	iGS
Weighted average fair values of options granted during 2005	$2.76	$3.01
Risk-free interest rate	4.00%	4.00%
Expected dividend yield	0.0%	0.0%
Expected life of options	5 years	4 years
Expected volatility rate	85.4%	63.8%

12.	Acquisitions

The following paragraphs describe each of the acquisitions made by the Company during 2007, 2006 and 2005. Descriptions regarding each acquisition will vary dependent upon the complexity of the transaction and materiality and are presented in chronological order. Unless otherwise noted, pro-forma disclosure regarding these purchases have not been provided because they are not material to the operations of the Company.

The Company has calculated each purchase price allocation in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. All amortizable intangible assets acquired consist of intellectual property, beneficial employment contracts and customer relationships. Please refer to Note 5 for information pertaining to amortization expense.

In 2007, the Company, being the largest shareholder in iGS, decided to delist iGS from the Indian stock exchanges. As per the delisting guidelines of the Securities and Exchange Board of India, iGS could be delisted only after iGATE and its affiliates acquired over 90% of iGS’ common stock. The Company increased its ownership to 93.4% as of December 31, 2007 by acquiring 4.0 million shares representing 12.65% of iGS outstanding shares from the Indian public at a cost of $42.2 million at a price of approximately $10.40 per share.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2007 AND 2006

The Company paid the investment banking firm who managed the delisting exercise a fee of $0.5 million, making the total purchase consideration to $42.7 million as of December 31, 2007. The minority interest in the books have been accordingly adjusted by $12.4 million for the 12.65% stake purchased and the excess purchase price has been recognized in the books.

The Company is currently in the process of finalizing the allocation of the excess purchase price. Management is currently evaluating third party appraisals obtained and working on acquiring the remaining outstanding minority shares. Based upon preliminary valuations and the current shares redeemed, the excess purchase price will be allocated to land and buildings of $3.9 million and to goodwill and customer contracts of $26.4 million.

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

13.	Discontinued Operations

In connection with the divestiture of iPS approved in February 2008, iGATE’s historical and future financial results will now reflect the Professional Services business as discontinued operations, effective beginning as of January 1, 2008.

14.	Income Taxes

The components of income (loss) from continuing operations before income taxes, as shown in the accompanying Consolidated Statement of Operations, consisted of the following for the years ended December 31, 2007, 2006 and 2005:

	December 31,
	2007	2006	2005
	(Dollars in Thousands)
Income (loss) before income taxes:
Domestic	$2,639	$(357)	$4,460
Foreign	15,227	11,310	2,622

Income before income taxes	$17,866	$10,953	$7,082

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2007 AND 2006

The provision (benefit) for income taxes from continuing operations, as shown in the accompanying Consolidated Financial Statements, consisted of the following for the years ended December 31, 2007, 2006 and 2005:

	December 31,
	2007	2006	2005
	(Dollars in Thousands)
Current provision(benefit) :
Federal	$917	$1,648	$(2,239)
State	708	479	300
Foreign	2,629	410	1,123

Total current provision (benefit)	4,254	2,537	(816)

Deferred provision (benefit):
Federal	478	(1,213)	(3,791)
State	71	(182)	(519)
Foreign	(1,753)	14	463
Valuation allowance	(769)	1,093	4,776
Total deferred (benefit) provision	(1,973)	(288)	929

Total provision for income taxes	$2,281	$2,249	$113

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision (benefit) for income taxes from continuing operations for the years ended December 31, 2007, 2006 and 2005 were as follows:

	December 31, 2007		December 31, 2006		December 31, 2005
Income taxes computed at the federal statutory rate	$6,253	35.0%	$3,834	35.0%	$2,479	35.0%
State income taxes, net of federal tax benefit	585	3.3	286	2.6	238	3.4
Foreign taxes at other than U.S. statutory rate.	(4,494)	(25.2)	(3,534)	(32.3)	668	9.4
Reversal of prior year accrued taxes	—	—	—	—	(2,200)	(31.1)
Minority interest	1,049	5.9	263	2.4	739	10.4
Nondeductible goodwill	—	—	55	0.5	145	2.0
Nondeductible compensation	46	0.3	238	2.2	253	3.6
Capital losses in investments	(307)	(1.7)	—	—	(6,891)	(97.3)
Other—net	(83)	(0.5)	14	0.1	(94)	(1.3)
Valuation allowance	(768)	(4.3)	1,093	10.0	4,776	67.4

	$2,281	12.8%	$2,249	20.5%	$113	1.6%

Under the Indian Income Tax Act, 1961, the Company’s Indian subsidiary is eligible to claim a tax holiday for 10 consecutive assessment years on profits derived from the export of software services from divisions registered under the Software Technology Parks at Bangalore, Chennai, and Pune. For the years ended December 31, 2007, 2006 and 2005 the tax holiday resulted in benefits (taxes) of $4.5 million, $2.7 million and ($0.7) million, respectively, when calculated at the statutory US rate. The majority of the remaining benefits will extend through March of 2009. There are no adverse tax effects to be considered from the goodwill impairment discussed in Note 5 above as it is included as part of the subsidiary’s tax holiday. Non-operating income, such as interest income and capital gains, is not part of the tax holiday, and has been considered as part of our income tax provision.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2007 AND 2006

The Company and its consolidated subsidiaries have approximately $11.7 million of net operating losses available to offset future state taxable income. In addition, the US branch of the Company’s Indian subsidiary has approximately $6.1 million of net operating losses available to offset future federal and state taxable income. Certain of these net operating losses will expire beginning in 2008.

The components of the deferred tax assets and liabilities were as follows:

	December 31,
	2007	2006
	(Dollars in Thousands)
Deferred tax assets:
Allowance for doubtful accounts and employee advances	$261	$452
Accrued health benefits	163	183
Accrued vacation and bonuses	759	861
Depreciation	129	167
Section 123(R) compensation	664	267
Foreign currency translation adjustments	720	713
Capital losses in investments	14,903	14,721
Deferred compensation	5,777	6,202
Net operating loss carryovers	2,742	3,772
Accrued restructuring charges	277	—
Minimum alternate credit–India	1,797	—
Other	21	63
Valuation allowance	(24,277)	(25,045)

Total deferred tax assets	3,936	2,356

Deferred tax liabilities
Amortization of acquired intangibles	318	609
Prepaid expenses	308	409
Unrecognized gain on iGATE Global Solutions IPO	9,710	9,710

Total deferred tax liabilities	10,336	10,728

Net deferred tax liability	$6,400	$8,372

Net deferred tax liability	$6,400	$8,372
Plus: net current deferred tax asset	703	1,111

Net long-term deferred tax liability	$7,103	$9,483

During 2007and 2006 the Company adjusted deferred tax assets generated from capital loss transactions through valuation allowances. The Company believes that sufficient future capital gains will not be generated so as to permit the reversal of the deductible temporary differences.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2007 AND 2006

15.	Earnings per Share

The reconciliation between basic and diluted earnings per common share from continuing operations is as follows:

	Year Ended December 31,
	2007	2006	2005
	(in thousands, except per share data)
Basic earnings per share:
Net income from continuing operations	$15,585	$8,704	$6,969

Divided by:
Weighted average common shares	53,333	52,939	52,530

Basic earnings per share from continuing operations	$0.29	$0.16	$0.13

Diluted earnings per share:
Net income from continuing operations	$15,585	$8,704	$6,969

Divided by:
Weighted average common shares	53,972	53,278	52,734

Diluted earnings per share from continuing operations	$0.29	$0.16	$0.13

The number of outstanding options to purchase common shares for which the option exercise prices exceeded the average market price of the common shares aggregated 0.6 million, 0.9 million and 1.1 million shares for the years ended December 31, 2007, 2006 and 2005, respectively. These options were excluded from the computation of diluted earnings per share under the treasury stock method.

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

iGATE Solutions has ODCs located in Bangalore, Hyderabad, Chennai, Delhi, and Pune, India. iGS has global development centers (“GDCs”) located in Canada and the U.S. The centers can deliver both near shore and offshore services, dependent upon customer location and expectations. iGATE Solutions operates in India, Canada, the U.S., Europe, Singapore, Malaysia, Japan, and Australia.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2007 AND 2006

iGATE Professional Services (“iPS”)

The iPS segment’s service offerings include a variety of client-managed and supervised IT staffing service offerings which include enterprise resource package implementation and integration, application support services and client directed software design and customization.

The iPS segment services North America.

In connection with the divestiture of iPS, iGATE’s historical and future financial results will now reflect the Professional Services business as discontinued operations, effective beginning as of January 1, 2008.

iGATE Shared Services (formerly “iGATE Corporate”)

In 2007, 2006 and 2005, iGATE Shared Services includes the operations of ICRI acquired on February 26, 2003, iGATE Clinical Research International Private Ltd. acquired on October 28, 2003 and corporate and other unallocated costs.

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

The following tables present selected financial information for the Company’s reporting segments, as reclassified for discontinued operations, for the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31, 2007
	iGATE Solutions	iGATE Professional Services	iGATE Shared Services(1)	Total
	(Dollars in thousands)
External revenues	$198,818	$106,050	$2,390	$307,258
Cost of revenues	133,783	83,253	1,213	218,249

Gross margin	65,035	22,797	1,177	89,009
Selling, general and administrative	45,922	14,833	10,687	71,442
Restructuring charge	—	—	769	769
Goodwill impairment	1,950	—	—	1,950

Income (loss) from operations	$17,163	$7,964	$(10,279)	$14,848

Other income, net			6,038	6,038
Minority interest			(2,992)	(2,992)
Loss on venture investments and affiliated companies			(193)	(193)
Gain on sale of stock of subsidiary			136	136
Equity in income of affiliated companies			29	29

(Loss) income before income taxes			$(7,261)	$17,866

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2007 AND 2006

	Year Ended December 31, 2006
	iGATE Solutions	iGATE Professional Services	iGATE Shared Services(1)	Total
	(Dollars in thousands)
External revenues	$169,570	$112,476	$1,542	$283,588
Cost of revenues	122,694	86,594	924	210,212

Gross margin	46,876	25,882	618	73,376
Selling, general and administrative	42,587	16,459	10,574	69,620
Restructuring recovery	(2,507)	(555)	—	(3,062)

Income (loss) from operations	$6,796	$9,978	$(9,956)	$6,818

Other income, net			3,992	3,992
Minority interest			(752)	(752)
Gain on venture investments and affiliated companies			578	578
Equity in income of affiliated companies			317	317

(Loss) income before income taxes			$(5,821)	$10,953

	Year Ended December 31, 2005
	iGATE Solutions	iGATE Professional Services	iGATE Shared Services(1)	Total
	(Dollars in thousands)
External revenues	$138,032	$136,775	$1,185	$275,992
Cost of revenues	97,108	107,354	648	205,110

Gross margin	40,924	29,421	537	70,882
Selling, general and administrative	38,948	17,173	11,362	67,483
Restructuring recovery	—	(481)	—	(481)

Income (loss) from operations	$1,976	$12,729	$(10,825)	$3,880

Other expense, net			(275)	(275)
Minority interest			(261)	(261)
Gain on sale of stock of subsidiary			5,549	5,549
Loss on venture investments and affiliated companies, net			(2,149)	(2,149)
Equity in income of affiliated companies			338	338

(Loss) income before income taxes			$(7,623)	$7,082

(1)	Shared Services activities includes the operations of iGATE Clinical Research International Inc. and iGATE Clinical Research International Private Ltd., general corporate expenses, interest income and expense, equity in losses of unconsolidated affiliates, minority interest, loss from joint ventures and restructuring charges not identified to a specific segment, and other unallocated charges. The Company evaluates segments based on income (loss) from operations. Since certain administrative and other operating expenses or income sources have not been allocated to the operating business segments, this basis is not necessarily a measure computed in accordance with generally accepted accounting principles and it may not be comparable to other companies.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2007 AND 2006

Total assets by segment were as follows:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
iGATE Solutions	$158,510	$106,034	$95,010
iGATE Professional Services	15,328	20,798	21,368
iGATE Corporate	42,086	63,942	61,096

Total assets	$215,924	$190,774	$177,474

Revenues based on the location of the customer and tangible long-term assets by geographic area consisted of the following:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Revenues:
North America, principally U.S.	$256,554	$241,433	$235,054
Europe	23,834	19,123	19,284
Pacific Rim, principally India	26,870	23,032	21,654

Total revenues	$307,258	$283,588	$275,992

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Tangible long-term assets:
North America, principally U.S.	$1,054	$1,392	$1,610
Europe	111	131	176
Pacific Rim, principally India	34,541	28,344	26,753

Total tangible long-term assets	$35,706	$29,867	$28,539

The following is a concentration of revenues greater than 10% for the periods shown:

	2007	2006	2005
General Electric Company
iGATE Solutions	25%	30%	35%
iGATE Consolidated	16%	18%	18%
Royal Bank of Canada
iGATE Solutions	18%	10%	—
iGATE Consolidated	12%	—	—
TEKsystems, Inc.
iGATE Professional Services	12%	13%	—
International Business Machine Corp.
iGATE Professional Services	12%	11%	22%
iGATE Consolidated	—	—	11%
Wachovia Corporation
iGATE Professional Services	—	—	11%

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2007 AND 2006

17.	Quarterly Financial Information (Unaudited)

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

	Three Months Ended
	March 31	June 30	September 30	December 31
	(Dollars in thousands, except per share data)
2007:
Revenues	$75,281	$76,213	$76,146	$79,618
Gross margin	21,587	21,327	22,096	23,999
Income from operations	4,219	954	5,025	4,650
Income from operations before income taxes	4,879	2,525	5,719	4,743

Net income	$4,327	$2,072	$4,331	$4,855

Net earnings per common share, basic	$0.08	$0.04	$0.08	$0.09

Net earnings per common share, diluted	$0.08	$0.04	$0.08	$0.09

2006:
Revenues	$67,696	$69,322	$71,954	$74,616
Gross margin	17,182	16,802	18,428	20,964
Income (loss) from operations	300	(377)	1,173	5,722
Income from operations before income taxes	1,651	212	2,053	7,037

Net income (loss)	$1,083	$(406)	$1,550	$6,477

Net earnings (loss) per common share, basic	$0.02	$(0.01)	$0.03	$0.12

Net earnings (loss) per common share, diluted	$0.02	$(0.01)	$0.03	$0.12

18.	Related Party Transactions

The Company has advanced employees $1.4 million and $1.1 million at December 31, 2007 and 2006, respectively. These advances do not exceed $2,500 per employee and are typically deducted from the employee’s salary over a six-month period or until paid in full.

At December 31, 2007, Sunil Wadhwani, CEO and Co-Founder of iGATE Corporation, directly owned 12,738,791 common shares of the Company and indirectly owned 2,562,262 common shares of the Company through various family trusts.

At December 31, 2007, Ashok Trivedi, President and Co-Founder of iGATE Corporation, directly owned 12,961,131 common shares of the Company and indirectly owned 2,339,922 common shares of the Company through various family trusts.

At December 31, 2007, the Company did not have leased space from Sunil Wadhwani, the Company’s Co-Chairman and Chief Executive Officer, and Ashok Trivedi, the Company’s Co-Chairman and President. In 2007, Messrs. Wadhwani and Trivedi sold various properties owned jointly and individually. The total rent paid in 2007, 2006 and 2005 was $0.2 million, $0.5 million and $0.5 million, respectively.

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

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making its assessment of internal control over financial reporting, management used the criteria described in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based upon this assessment, management believes that the Company’s internal control over financial reporting was effective as of December 31, 2007.

The Company’s independent registered public accounting firm, BDO Seidman, LLP, has issued its report on the effectiveness of the Company’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There has been no change in iGATE’s internal control over financial reporting that occurred during the fourth quarter that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting as of December 31, 2007.

Report of Independent Registered Public Accounting Firm on

Internal Control over Financial Reporting

Board of Directors and Shareholders

iGATE Corporation

Pittsburgh, PA

We have audited iGATE Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). iGATE Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, iGATE Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of iGATE Corporation as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 17, 2008 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Milwaukee, WI

March 17, 2008

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item, not set forth below, is incorporated herein by reference from the Company’s definitive proxy statement relating to the Annual Meeting of Shareholders scheduled for July 17, 2008, which will be filed with the Commission within 120 days after the close of the Company’s fiscal year ended December 31, 2007 (the “Proxy Statement”).

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

The following table provides information as of December 31, 2007 regarding compensation plans and arrangements under which equity securities of iGATE are authorized for issuance.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
	(in thousands except for price)
Equity compensation plans approved by security holders	4,595	$3.15	11,127

Total	4,595	$3.15	11,127

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

(a) l. Financial Statements

The following Consolidated Financial Statements of the registrant and its subsidiaries are included on pages 40 to 43 and the report of Independent Registered Public Accounting Firm is included on page 39 in this Form 10-K.

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets—December 31, 2007 and 2006.

Consolidated Statements of Operations—Years ended December 31, 2007, 2006 and 2005.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)—Years ended December 31, 2007, 2006 and 2005.

Consolidated Statements of Cash Flows—Years ended December 31, 2007, 2006 and 2005.

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

The following items appear immediately following the signature pages:

Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts for the three years ended December 31, 2007, 2006 and 2005, respectively.

3. Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index, which is incorporated herein by reference.

iGATE CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	Balance at beginning of period	(Credited) charged to expense	Deductions(1)	Balance at end of period
	(in thousands)
Allowance for Doubtful Accounts:
Year ended December 31, 2007	$1,090	$(159)	$5	$936
Year ended December 31, 2006	1,776	286	(972)	1,090
Year ended December 31, 2005	3,892	(949)	(1,167)	1,776

Deferred Tax Valuation Allowance:
Year ended December 31, 2007	$25,045	$580	$(1,348)	$24,277
Year ended December 31, 2006	23,952	1,462	(369)	25,045
Year ended December 31, 2005	19,176	5,086	(310)	23,952

(1)	Write-offs, net of recoveries, cash payments related to restructurings and the use of capital loss carry forwards and foreign tax credits.

Exhibit	Index Description of Exhibit
3.1	Second Amended and Restated Articles of Incorporation of the Company are incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q, File No. 000-21755, filed on August 14, 2000.

3.2	Amended and Restated Bylaws of the Company are incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q, File No. 000-21755, filed on August 14, 2000.

4.1	Form of certificate representing the Common Stock of the Company is incorporated by reference from Exhibit 4.1 to iGATE Corporation’s Registration Statement on Form S-1, Commission File No. 333-14169, filed on November 19, 1996.

10.1	Form of Employment Agreement by and between the Company and Sunil Wadhwani and Ashok Trivedi is incorporated by reference from Exhibit 10.1 to iGATE Corporation’s Registration Statement on Form S-1, Commission File No. 333-14169, filed on November 19, 1996.*

10.1(a)	Form of Amendment to Employment Agreement by and between the Company and Sunil Wadhwani and Ashok Trivedi is incorporated by reference from Exhibit 10.1(a) to the Annual Report on Form 10-K, File No. 000-21755 filed on March 28, 2001.*

10.2	Executive Employment Agreement dated November 22, 2000 between Steven Shangold and Emplifi, Inc. and iGATE Corporation is incorporated by reference from Exhibit 10.2 to the Annual Report on Form 10-K, File No. 000-21755 filed on March 28, 2001.*

10.2(a)	Employment Agreement Amendment dated September 30, 2001, between Steven Shangold, Emplifi, Inc. and iGATE Corporation filed on April 1, 2002.*

10.3	Employment Agreement dated April 1, 2001 between iGATE Management, Inc., and Michael J. Zugay is incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q, File No 000-21755 filed on August 14, 2001.*

10.3(a)	iGate Corporation 2006 Stock Incentive Plan is incorporated by reference to Exhibit 10.01 to the Quarterly Report on Form 10-Q, File No. 000-21755, filed on August 9, 2007.

10.4	Second Amended and Restated Stock Incentive Plan is incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, File No. 000-21755, filed on August 14, 2000.*

10.4(a)	Executive Employment Agreement dated August 21, 2003 between Phaneesh Murthy and iGATE Global Solutions, Ltd. filed on November 14, 2003.

10.8(f)	First Amended and Restated Loan Agreement dated September 14, 2006 by and among iGATE Corporation, iGATE, Inc. and PNC Bank, N.A. filed as Exhibit 10.01 to Form 8-K on September 20, 2006.

10.8(g)	First Amendment to First Amended and Restated Loan Agreement dated August 22, 2007 by and among iGATE Corporation, iGATE, Inc. and PNC Bank, N.A. filed as Exhibit 99.1 to Form 8-K on August 28, 2007.

10.9	Lease Agreement dated January 15, 1995 by and between iGS and Messrs. Wadhwani and Trivedi for real estate in Bangalore, India is incorporated by reference to Exhibit 10.10 to iGATE Corporation’s Registration Statement on Form S-1, Commission File No. 333-14169, on April 1, 2002.

10.10	Lease Agreement dated November 6, 1996 by and between iGS and Messrs. Wadhwani and Trivedi for real estate in Bangalore, India is incorporated by reference to Exhibit 10.11 to iGATE Corporation’s Registration Statement on Form S-1, Commission File No. 333-14169, filed on November 19, 1996.

10.11	Lease Agreement dated January 15, 1998 by and between iGS and Messrs. Wadhwani and Trivedi for real estate in Bangalore, India incorporated by reference to Exhibit 10.12 to Annual Report on Form 10-K for the year ended December 31, 1998.

Exhibit	Index Description of Exhibit
10.12	Lease Agreement dated March 26, 1997 by and between iGS and Messrs. Wadhwani and Trivedi for real estate in Bangalore, India incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K for the year ended December 31, 1998.

10.13	Lease Agreement dated January 13, 1998 by and between iGS and Messrs. Wadhwani and Trivedi for real estate in Chennai, India incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K for the year ended December 31, 1998.

10.14	Lease Agreement dated April 1, 1996 by and between Scott Systems Private Limited and Messrs. Wadhwani and Trivedi for real estate in Bombay, India is incorporated by reference from Exhibit 10.12 to iGATE Corporation’s Registration Statement on Form S-1, Commission File No. 333-4169, filed on November 19, 1996.

10.15	Lease Agreement dated April 1, 1996 by and between Scott Systems Private Limited and Sunil Wadhwani for real estate in Bombay, India is incorporated by reference to Exhibit 10.13 to iGATE Corporation’s Registration Statement on Form S-1, Commission File No. 333-14169, filed on November 19, 1996.

10.16	Lease Agreement dated April 1, 1996 by and between Scott Systems Private Limited and Ashok Trivedi for real estate in Bombay, India is incorporated by reference to Exhibit 10.14 to iGATE Corporation’s Registration Statement on Form S-1, Commission File No. 333-14169, filed on November 19, 1996.

10.17	Lease Agreement dated April 18, 1998 by and between Scott Systems Private Limited and Messrs. Wadhwani and Trivedi for real estate in Mumbai, India incorporated by reference to Exhibit 10.18 to Annual Report on Form 10-K for the year ended December 31, 1998.

10.18	Lease Agreement dated April 18, 1998 by and between Scott Systems Private Limited and Messrs. Wadhwani and Trivedi for real estate in Mumbai, India incorporated by reference to Exhibit 10.19 to Annual Report on Form 10-K for the year ended December 31, 1998.

10.20	Lease Agreement dated October 14, 1998 by and between Park Ridge One Associates and the Company for office space located in Park Ridge Office Center near Pittsburgh, Pennsylvania incorporated by reference to Exhibit 10.20 to Annual Report on Form 10-K for the year ended December 31, 1998.

10.20(a)	First Amendment to Lease Agreement dated October 14, 1998 by and between Park Ridge One Associates and the Company for office space located in Park Ridge Office Center near Pittsburgh filed as Exhibit 10.20(a) to Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 16, 2006.

10.21	Lease Agreement dated June 8, 2000 by and between the Company and Foster Plaza Holding Corporation for office space in Foster Plaza located near Pittsburgh, Pennsylvania is incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K, File No. 000-21755 filed on March 28, 2001.

10.23	Shareholders Agreement by and among the Company, Sunil Wadhwani and Ashok Trivedi and the Joinder Agreement by Grantor Retained Annuity Trusts established by Messrs. Wadhwani and Trivedi are incorporated by reference to Exhibit 10.5 to iGATE Capital Corporation’s Registration Statement on From S-1, Commission File No. 333-14169, filed on December 16, 1996.

21.0	Subsidiaries of the Registrant filed as Exhibit 21.0 to the Annual Report on Form 10-K filed on March 17, 2008 is filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm is filed herewith.

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer is filed herewith.

Exhibit	Index Description of Exhibit

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer is filed herewith.

32.01	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer is filed herewith.

32.02	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer is filed herewith.

*	Management compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 17th day of March, 2008.

iGATE CORPORATION

March 17, 2008	/s/ SUNIL WADHWANI
Sunil Wadhwani
Co-Chairman of the Board of Directors,
Chief Executive Officer, and Director

/s/ ASHOK TRIVEDI
Ashok Trivedi
Co-Chairman of the Board of Directors,
President, and Director

/s/ MICHAEL J. ZUGAY
Michael J. Zugay
Senior Vice President
and Chief Financial Officer

/s/ PHANEESH MURTHY
Phaneesh Murthy
CEO-iGATE Global Solutions and Director

/s/ J. GORDON GARRETT
J. Gordon Garrett
Director and Chairman of the Audit Committee

/s/ RAMACHANDRAN NATESAN
Ramachandran Natesan
CFO-iGATE Global Solutions