Form 10-Q
period 2008-03-31
IGATE CORP
filed 2008-05-05
CIK 1024732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-21755

iGATE CORPORATION

(Exact name of registrant as specified in its charter)

PENNSYLVANIA	25-1802235
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6528 Kaiser Drive Fremont, CA	94555
(Address of principal executive offices) (Former address: 1000 Commerce Drive, Suite 500,	(Zip Code)
Pittsburgh, PA)	(Former Zip Code: 15275)

Registrant’s telephone number, including area code: (510) 896-3015

(Former telephone number (412) 506-1131)

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

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as on April 30, 2008 was 53,751,979.

iGATE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2008

PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

iGATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts and shares in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenues	$79,797	$74,917
Cost of revenues	54,497	53,474

Gross margin	25,300	21,443
Selling, general and administrative	18,751	16,880

Income from operations	6,549	4,563
Other income, net	1,325	1,510
Minority interest	(293)	(895)
Equity in (loss) income of affiliated companies	(9)	49

Income from continuing operations before income taxes	7,572	5,227
Income tax expense	174	618

Income from continuing operations	7,398	4,609
Income (loss) from discontinued operations, net of taxes	10	(282)

Net income	$7,408	$4,327

Net earnings from continuing operations per common share—basic	$0.14	$0.09
Net earnings (loss) from discontinued operations per common share—basic	0.00	(0.01)

Net earnings per common share—basic	$0.14	$0.08

Net earnings from continuing operations per common share—diluted	$0.13	$0.09
Net earnings (loss) from discontinued operations per common share—diluted	0.00	(0.01)

Net earnings per common share—diluted	$0.13	$0.08

See accompanying notes.

iGATE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,726	$49,684
Short-term investments	34,753	25,295
Accounts receivable, net	36,738	40,517
Unbilled receivable	21,066	11,099
Prepaid and other current assets	7,537	10,248
Prepaid income taxes	30	894
Deferred income taxes	813	696
Current assets of discontinued operations	1,276	1,067

Total current assets	123,939	139,500

Non-current assets of discontinued operations	1,708	1,627
Deposits	2,467	2,148
Investments in unconsolidated affiliates	51	1,005
Land, building, equipment and leasehold improvements, net	35,117	34,663
Intangible assets, net	3,752	1,003
Goodwill	42,571	35,989

Total assets	$209,605	$215,935

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,668	$6,090
Accrued payroll and related costs	16,653	18,502
Accrued income taxes	35	631
Other accrued liabilities	15,028	18,555
Restructuring reserve	763	1,058
Deferred revenue	1,618	536
Current liabilities of discontinued operations	703	510

Total current liabilities	39,468	45,882
Other long-term liabilities	533	536
Deferred income taxes	6,824	7,114

Total liabilities	46,825	53,532

Minority interest	1,961	6,437
Shareholders’ equity:
Preferred shares, without par value: 20,000,000 shares authorized, 1 share held in treasury in 2008 and 2007, respectively	—	—
Common shares, par value $0.01 per share:
100,000,000 shares authorized, and 54,689,877 and 54,619,807 shares issued as of March 31, 2008 and December 31, 2007, respectively	547	546
Common shares held in treasury, at cost, 990,102 shares	(14,714)	(14,714)
Additional paid-in capital	167,118	165,757
Retained earnings (deficit)	1,382	(6,026)
Accumulated other comprehensive income	6,486	10,403

Total shareholders’ equity	160,819	155,966

Total liabilities and shareholders’ equity	$209,605	$215,935

See accompanying notes.

iGATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months ended March 31,
	2008	2007
Cash Flows From Operating Activities:
Net income	$7,408	$4,327
Adjustments to reconcile net income to cash provided by operations:
Income (loss) from discontinued operations, net of taxes	(10)	282
Depreciation and amortization	3,274	2,623
Stock based compensation	1,176	949
Realized gain on investments	(137)	(81)
Bad debt expense (recovery)	397	(24)
Deferred income taxes	(1,435)	(175)
Equity in (income) loss of affiliated companies	9	(49)
Gain on sale of fixed assets	(114)	—
Minority interest	293	895
Working capital items:
Accounts receivable and unbilled receivable	(7,251)	(3,340)
Prepaid and other assets	3,143	1,228
Accounts payable	(1,361)	(153)
Accrued and other liabilities	1,004	(486)
Deferred revenue	1,086	(395)
Restructuring reserve	(294)	(140)

Net cash flows provided by operating activities—Continuing Operations	7,188	5,461
Net cash flows provided by (used in) operating activities—Discontinued Operations	89	(296)

Cash Flows From Investing Activities:
Additions to land, building, equipment and leasehold improvements, net	(2,429)	(3,055)
Purchases of investments, net	(9,821)	(3,679)
Purchase of iGS stock and stock options settlement	(24,138)	—
Proceeds from sale of joint venture	905	—

Net cash flows used in investing activities—Continuing Operations	(35,483)	(6,734)
Net cash flows used in investing activities—Discontinued Operations	(176)	(145)

Cash Flows From Financing Activities:
Payments on secured financing	(63)	(82)
Net proceeds from exercise of stock options	450	1,222

Net cash flows provided by financing activities—Continuing Operations	387	1,140
Net cash flows provided by financing activities—Discontinued Operations	—	—

Effect of currency translation	37	(315)

Net change in cash and cash equivalents	(27,958)	(889)
Cash and cash equivalents, beginning of period	49,684	52,154

Cash and cash equivalents, end of period	$21,726	$51,265

See accompanying notes

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007

(Amounts in thousands, except share and per share data)

1.    Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of iGATE Corporation (“iGATE” or the “Company”) have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included.

The accompanying balance sheet and financial information as of December 31, 2007 is derived from audited financial statements but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2007.

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.

Use of Estimates

Preparing financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year.

Reclassifications

Certain amounts in the previous period’s financial statements and notes were reclassified to conform to the current period’s presentations.

2.    Discontinued Operations

On April 16, 2008, the Company executed an agreement to sell iGATE Clinical Research International Inc. and iGATE Clinical Research International Private Limited (collectively “iCRI”) for cash consideration of $ 3.8 million. In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the proposed sale of iCRI meets the criteria for a qualifying plan of sale or disposal. The assets and liabilities of iCRI have been classified as “held for sale” on the accompanying balance sheets and its’ operations have been recorded as discontinued operations. Cash flows of iCRI have also been segregated in the consolidated statement of cash flows as separate line items within operating, investing and financing activities.

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2008 AND 2007

(Amounts in thousands, except share and per share data)

The financial information for the discontinued operations is shown below:

	Three Months Ended March 31,
	2008	2007
Revenues	$1,027	$364
Loss from discontinued operations before tax	(9)	(348)
Provision for tax	(19)	(66)

Income (loss) from discontinued operations, net of tax	$10	$(282)

	March 31, 2008	December 31, 2007
Assets:
Fixed assets, net	$1,121	$1,043
Goodwill	573	573
Other assets	1,290	1,078

Assets of discontinued operations	2,984	2,694

Liabilities:
Accounts payable	364	100
Other liabilities	339	410

Liabilities of discontinued operations	$703	$510

On February 26, 2008, the Company announced that it plans to divest the iPS segment of its business, either through a spin-off to iGATE shareholders or a sale to a third party. As of March 31, 2008, the Company determined that spin-off of iPS is a more likely scenario than a sale. In accordance with SFAS No. 144, the results of operations of iPS segment will continue to be reported as part of continuing operations until the period in which the spin-off is completed.

3.    Goodwill and Intangible Assets

In continuation of the delisting of the Company’s majority owned subsidiary, iGATE Global Solutions (“iGS”) from the Indian stock exchanges, the Company increased its ownership in iGS to 98.16% as of March 31, 2008 from 93.45% as of December 31, 2007 at a cost of $15.8 million. The Company is currently in the process of acquiring the remaining outstanding minority shares. The delisting process began in 2007 and the total cost of acquisition of shares through March 31, 2008 is $58 million. After adjustment of the minority interest, the excess purchase price has been preliminarily allocated to land and buildings $5.1 million, to customer contracts $3.1 million, deferred tax liability $1 million and to goodwill $33.12 million.

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2008 AND 2007

(Amounts in thousands, except share and per share data)

Changes in the carrying value of goodwill by reportable segments are as follows:

	iGATE Solutions	iGATE Professional Services	Consolidated
Goodwill as of December 31, 2007	$35,773	$216	$35,989
Goodwill on acquisition of iGS	10,409	—	10,409
Purchase price allocation adjustment	(3,136)	—	(3,136)
Foreign currency translation effect	(691)	—	(691)

Goodwill as of March 31, 2008	$42,355	$216	$42,571

The components of intangible assets are as follows:

	As of March 31, 2008
	Gross Amount	Accumulated Amortization
Intellectual property	$300	$300
Customer relationships	9,239	5,487
Employment contracts	1,650	1,650
Other costs	314	314

Intangible assets, net	$11,503	$7,751

4.    Income Taxes

The provision (benefit) for income taxes, as shown in the accompanying Condensed Consolidated Financial Statements, consists of the following:

	Three Months Ended March 31,
	2008	2007
Current provision:
Federal	$38	$467
State	81	148
Foreign	1,274	140

Total current provision	1,393	755

Deferred (benefit) provision:
Federal	37	(94)
State	(12)	(14)
Foreign	(1,102)	(34)
Valuation allowance	(142)	5

Total deferred (benefit) provision	(1,219)	(137)

Total provision for income taxes	$174	$618

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2008 AND 2007

(Amounts in thousands, except share and per share data)

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes were as follows (in thousands):

	Three Months Ended March 31, 2008		Three Months Ended March 31, 2007
Income taxes computed at the federal statutory rate	$2,651	35.0%	$1,829	35.0%
State income taxes, net of federal tax benefit	45	0.6%	87	1.7%
Foreign taxes at other than U.S. statutory rate	(2,268)	(30.0%)	(1,634)	(31.3%)
Minority interest	50	0.7%	314	6.0%
Amortization of acquired intangibles	74	1.0%	—	—
Other — net	(236)	(3.1%)	17	0.3%
Valuation allowance	(142)	(1.9%)	5	0.1%

	$174	2.3%	$618	11.8%

Under the Indian Income Tax Act, 1961, iGS is eligible to claim a tax holiday for 10 consecutive assessment years on profits derived from the export of software services from divisions registered under the Software Technology Parks at Bangalore, Chennai, Hyderabad and Noida. For the three months ended March 31, 2008 and 2007 the tax holiday resulted in benefits of $ 2.3 million and $1.6 million, respectively, when calculated at the statutory U.S. rate. On certain of the units, the benefits of the holiday expired in 2005. The majority of the remaining benefits will extend through March 31, 2009.

In accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”) as of December 31, 2007, the Company carried a liability for $1.0 million towards tax obligations related to various federal and state income tax matters. The total unrecognized tax benefits as of December 31, 2007 were $1.7 million. If this unrecognized tax benefit is recognized, the effective tax rate of the Company would be significantly lower for the period in which it will be recognized. As of March 31, 2008, no material changes have occurred in the Company’s uncertain tax positions.

5.    Earnings Per Share

The Company computes earnings per share in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share adjusts basic earnings per share for the effects of stock options, restricted common stock and other potentially dilutive financial instruments, only in the periods in which the effects are dilutive. For the three months ended March 31, 2008 and 2007, the weighted average number of shares used in calculating diluted earnings per share includes stock options and restricted common shares.

The following table sets forth the computation of earnings per share:

	Three Months Ended March 31,
	2008	2007
Numerator:
Net income from continuing operations	$7,398	$4,609
Net income (loss) from discontinued operations	10	(282)

Net income from operations	$7,408	$4,327

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2008 AND 2007

(Amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2008	2007

Denominator:
Basic weighted average common shares	53,676	53,072
Dilutive effect of stock options and restricted shares outstanding	1,251	561

Diluted weighted average common shares	54,927	53,633

6.    Comprehensive Income

The total Comprehensive Income, net of tax, was as follows:

	Three Months Ended March 31,
	2008	2007
Net income	$7,408	$4,327
Unrealized gain on investments	87	—
Change in fair value of cash flow hedges	(2,056)	—
Foreign currency translation	(1,948)	1,382

Comprehensive Income	$3,491	$5,709

As of March 31, 2008, the Company’s forward contracts to hedge foreign exchange cash flows will all mature by May 28, 2009. As each contract matures, the Company will receive Indian Rupees at the contracted (“strike price”) rate while delivering either the U.S. Dollar (“USD”) or Canadian Dollar (“CAD”) or Australian Dollar (“AUD”) or Great Britain Pound (“GBP”) or Singapore Dollar (“SGD”) or Japanese Yen (“JPY”) or Euro (“EUR”) equivalent of Rupees. As of March 31, 2008, the Company’s option contracts to hedge foreign exchange cash flows will mature by August 28, 2010. As each contract matures and dependent upon prevailing Rupee exchange rates, the Company will either buy USDs at each contracted “put” strike price or sell USDs at each contracted “call” strike price.

Contracts that meet qualifying criteria are accounted for as foreign currency cash flow hedges. Accordingly, the effective portion of gains and losses is deferred as a component of other comprehensive income (loss) and is recognized in earnings at the time the hedged item affects earnings. Gains and losses due to hedge ineffectiveness or related to contracts which do not qualify for hedge accounting are recorded in current period earnings and included in “other income and expense”. As of March 31, 2008, all of the Company’s outstanding forward and option contracts met the qualifying criteria to receive hedge accounting.

As of March 31, 2007, the Company’s outstanding derivative instruments were not designated as qualifying hedge and accordingly, the unrealized gain on such instruments of $0.3 million was recorded in the results of operations.

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2008 AND 2007

(Amounts in thousands, except share and per share data)

7.    Retirement benefits

Defined Contribution Plan

iGS eligible employees in India participate in Employees’ Provident Fund, which is a defined contribution plan. The employee and the Company make the monthly contributions of a specified percentage of salary to the Provident Fund administered by the prescribed authority in India. The aggregate contributions along with interest thereon are paid at retirement, death, incapacitation or termination of employment after specified period of service. The Company’s contribution to the Provident Fund for the three months ended March 31, 2008 and 2007 was $0.5 million and $0.4 million respectively.

Defined Benefit Plan

iGS provides for gratuity, a defined benefit retirement plan covering eligible employees in India. The plan provides a lump sum payment to the vested employees at retirement, death, incapacitation or termination of employment subject to specified period of service, of an amount based on the respective employees’ salary and the tenure of employment. Liabilities with regard to the plan are determined by actuarial valuation. The contributions are made to a iGS administered Trust and managed by a third party fund manager. The following table sets forth the net periodic cost recognized by the Company in respect of such plan.

	Three Months Ended March 31,
Net periodic plan cost	2008	2007
Service cost	$55	$108
Interest cost	26	15
Expected return on plan asset	(16)	(11)
Recognized net actuarial (gain) loss	(40)	94

Net periodic plan cost for the period	$25	$206

8.    Share Based Compensation

In the three months ended March 31, 2008, the Company granted 22,656 stock options at an exercise price of $0.001 as part of the exchange of iGS stock options consequent to its delisting and 100,000 restricted stock awards to its employees.

Share-based compensation expense recorded in continuing operations during the three months ended March 31, 2008 and 2007 are as follows:

	Three Months Ended March 31,
	2008	2007
Share-based compensation recorded in
— Cost of revenues	$469	$338
— Selling, general and administrative expense	707	611

Total share-based compensation expense	1,176	949
Estimated income tax benefit	(82)	(92)

Share-based compensation expense, net of estimated taxes	$1,094	$857

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2008 AND 2007

(Amounts in thousands, except share and per share data)

During the three months ended March 31, 2008 and 2007, the fair value of stock awards was estimated at the date of grant using the assumptions as follows:

	Three Months Ended March 31,
	2008	2007
Expected life (in years)	4.5 years	4.5 years
Risk free interest rate	4.34%	4.65%
Volatility	61.0%	66.5%
Dividend Yield	0%	0%

In May 2007, the Indian Government extended its Fringe Benefit Tax (“FBT”) to include stock options issued to employees in India. A notification dated December 20, 2007 issued by the Government of India clarified that FBT on stock options is applicable to all companies issuing stock options to employees in India, including those companies not registered under the Companies Act, 1956 of India. Under the new legislation, on exercise of an option, employers are responsible for a tax equal to the intrinsic value of an option at its vesting date multiplied by the applicable tax rate. The employer can seek reimbursement of the tax from the employee but cannot transfer the obligation to the employee. The Company recovers the FBT from certain employee option holders.

The FBT on options payable to the Government of India is recorded as an operating expense and the recovery of the FBT on options from the employees is treated as additional exercise price and recorded in shareholders’ equity. The options issued subsequent to the introduction of the FBT are fair valued after considering the FBT as an additional component of the exercise price at the grant date.

9.    Other Income

Components of other income recorded in continuing operations for the three months period ended March 31, 2008 and 2007 are as follows:

	Three Months Ended March 31,
	2008	2007
Investment income	$597	$990
Interest expense	(28)	(15)
Foreign exchange gain , net	644	498
Others	112	37

Other income	$1,325	$1,510

10.    Capital Structure

During the three months ended March 31, 2008 and 2007, the Company issued 0.07 million and 0.1 million shares respectively upon exercise of stock options.

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2008 AND 2007

(Amounts in thousands, except share and per share data)

11.    Segment Information

The following tables present selected financial information for the Company’s reporting segments for the three months ended March 31, 2008 and 2007, respectively:

	Three Months Ended March 31, 2008
	iGATE Solutions	iGATE Professional Services	iGATE Shared Services (1)	Total
External revenues	$54,875	$24,922	$—	$79,797

Income (loss) from operations	$6,695	$1,322	(1,468)	6,549

Other income, net			1,325	1,325
Minority interest			(293)	(293)
Equity in income (loss) of affiliated companies			(9)	(9)

Income (loss) before income taxes			$(445)	$7,572

	Three Months Ended March 31, 2007
	iGATE Solutions	iGATE Professional Services	iGATE Shared Services (1)	Total
External revenues	$47,869	$27,048	$—	$74,917

Income (loss) from operations	$4,318	$2,172	(1,927)	4,563

Other income, net			1,510	1,510
Minority interest			(895)	(895)
Equity in income of affiliated companies			49	49

Income (loss) before income taxes			$(1,263)	$5,227

Assets by segment were as follows:

	March 31, 2008	December 31, 2007
	(Dollars in thousands)
iGATE Solutions	$178,112	$158,510
iGATE Professional Services	17,852	15,328
iGATE Shared Services	10,657	39,403

Total assets	$206,621	$213,241

(1)	The iGATE Shared Service segment included the operations of iCRI. With the proposed sale of iCRI business (See Note 2), the operating segment of iCRI business has been classified as Discontinued Operations. Consequently, this segment includes only corporate and unallocated costs.

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2008 AND 2007

(Amounts in thousands, except share and per share data)

The following is a concentration of revenues greater than 10% for the periods shown:

	Three Months Ended March 31,
	2008	2007
General Electric Company
iGATE Solutions	24%	26%
iGATE Consolidated	17%	17%

Royal Bank of Canada
iGATE Solutions	17%	14%
iGATE Consolidated	12%	9%

TEK Systems
iGATE Professional Services	13%	13%

International Business Machines Corp.
iGATE Professional Services	14%	13%

12.    Termination of Credit Facility

On March 26, 2008, iGATE terminated the First Amended and Restated Loan Agreement, dated September 14, 2006, and amended as of September 13, 2007, between PNC Bank National Association and the Company and certain affiliates of the Company effective March 31, 2008. The Loan Agreement had provided for an unsecured $35 million line of credit. As of March 31, 2008, the Company had repaid all outstanding principal, interest and fees under the Loan Agreement. No material early termination payments were incurred as a result of this termination.

13.    Contingencies

iGS has entered into a service agreement with a customer that provides the customer the option to take an equity stake in iGS for up to 7% of iGS’s outstanding voting shares at fair market value on the date of exercise. The customer may purchase iGS shares solely at their discretion and must notify iGS of their intention to purchase within thirty days prior to the purchase.

In the ordinary course of business, the Company is involved in a number of lawsuits and administrative proceedings. While uncertainties are inherent in the final outcome of these matters, Company believes, after consultation with counsel, that the disposition of these proceedings will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

14.    Termination of Joint Venture Agreement

On March 14, 2008, iGS terminated its joint venture agreement with Software AG, a German Corporation and sold its 49% interest in the joint venture company, Software AG (India) Private Limited to the joint venture partner. The sale resulted in a gain of approximately $0.1 million which is included in the statement of income.

15.    Recently Issued Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133”. SFAS No. 161

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2008 AND 2007

(Amounts in thousands, except share and per share data)

requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted. The Company is currently evaluating and assessing the impact, if any, of the adoption of SFAS No. 161 on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations”. The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. SFAS No. 141(R) will become effective for the Company beginning January 1, 2009. The Company is currently evaluating the impact of the adoption of SFAS No. 141(R) on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”. The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, SFAS No. 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company is currently evaluating and assessing potential impact, if any, of the adoption of SFAS No. 160 on its consolidated financial statements.

16.    Restructuring Charges

During 2007, the Company restructured its operations in the Shared Services segment to improve efficiencies as a result of certain management and organizational changes. The total estimated restructuring costs is $0.8 million primarily related to severance and related costs. Of the $0.8 million accrued liability as of December 31, 2007, the Company paid $0.3 million during the three months ended March 31, 2008 and the balance $0.5 million is outstanding as of March 31, 2008.

In 2004, the Company restructured its Canadian and United Kingdom operations as a result of organizational changes. The total restructuring costs were $2.8 million (net of recoveries) primarily relating to the early exit costs of premises lease and write off of leasehold improvement. Of the $0.3 million accrued liability as of December 31, 2007, the Company paid $0.03 million during the three months ended March 31, 2008 and the balance of $0.27 million is outstanding as of March 31, 2008.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the statements in this Form 10-Q contain statements that are not historical facts and that constitute “forward-looking statements” within the meaning of such term under the Private Securities Litigation Reform Act of 1995. These forward-looking statements include our financial growth and liquidity projections as well as statements concerning our plans, strategies, intentions and beliefs concerning our business, cash flows, costs and the markets in which we operate. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify certain forward-looking statements. These forward-looking statements are based on information currently available to us, and we assume no obligation to update these statements as circumstances change. There are risks and uncertainties that could cause actual events to differ materially from these forward-looking statements. While we cannot predict all of the risks and uncertainties, they include, but are not limited to, our ability to predict our financial performance, the level of market demand for our services, the highly-competitive market for the types of services that we offer, the impact of competitive factors on profit margins, market conditions that could cause our customers to reduce their spending for our services, our ability to create, acquire and build new businesses and grow our existing businesses, our ability to attract and retain qualified personnel, our ability to reduce costs and conserve cash, currency fluctuations and market conditions in India and elsewhere around the world, political and military tensions in India and Southern Asia, changes in generally accepted accounting principles and/or their interpretation and other risks that are described in more detail in our filings with the Securities and Exchange Commission, including our Form 10-K (“Form 10-K”) for the year ended December 31, 2007.

Unless otherwise indicated or the context otherwise requires, all references in this report to “iGATE”, the “Company”, “us”, “our”, or “we” are to iGATE Corporation, a Pennsylvania Corporation, and its consolidated subsidiaries. iGATE Corporation, formerly named iGATE Capital Corporation, through its operating subsidiaries, is a worldwide provider of Information Technology (“IT”) and offshore outsourcing services to large and medium-sized organizations. These services include software application development and maintenance, system integration, implementation and support of enterprise applications, package evaluation and implementation, re-engineering, data warehousing, business intelligence, analytics, data management and integration, software testing, IT infrastructure management services, transaction processing solutions and services and call center services, through its offshore development centers located in India and global development centers located in the U.S, Malaysia and Canada.

Unless otherwise indicated, we refer to captions such as revenues and earnings from continuing operation simply as “revenues” and “earnings” throughout this Management’s Discussion & Analysis. Similarly, discussion of other matters in our condensed consolidated financial statements to continuing operations unless otherwise indicated.

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

Business Overview

iGATE’s service offerings include information technology (IT) and IT enabled operations offshore outsourcing solutions and services to large and medium-sized organizations using an offshore/onsite model. It also offers services which includes a variety of client-managed and supervised IT staffing service offerings through enterprise resource package implementation and integration, application support services and client directed software design and customization.

The use of offshore outsourcing for IT and IT enabled operations offshore outsourcing solutions and services has emerged as a global trend in numerous countries and industries. Our clients recognize that offshore outsourcing is an effective way to provide high quality and cost-effective services.

Our principal strategy is to offer offshore-based iTOPs (Integrated Technology and Operations) solutions that integrate IT outsourcing and IT enabled operations offshore outsourcing solutions and services in a seamless offering as well as conventional IT and business process outsourcing services to our clients in various industries. Some of our current service offering are non-IT related and include services as diverse as call centers, mortgage and claims processing. We may continue to expand our IT enabled operations offshore outsourcing service offerings through acquisitions and strategic relationships and internal initiatives.

Our iTOPs offerings include outsourcing solutions focused primarily on insurance, banking, financial services and capital markets industries as well as finance and accounting process outsourcing that targets diverse industries delivered out of our offshore facilities in India.

IT services which we deliver using our offshore centers include software application development and maintenance, system integration, implementation and support of enterprise applications, package evaluation and implementation, re-engineering, data warehousing, business intelligence, analytics, data management and integration, software testing, IT infrastructure management services. We believe that we deliver to our clients high quality solutions at a substantial savings by using our global pool of highly talented people.

IT enabled operations offshore outsourcing solutions and services offered include business process outsourcing, transaction processing services and call center services. The call center services are offered to clients in several industries and are not industry specific. The transaction processing services offered are focused on the mortgage banking, financial services, insurance and capital market industries, except for the delivery of finance and accounting functions such as accounts payable which can be performed for clients across all industries.

iGATE has offshore development centers (“ODCs”) located in Bangalore, Hyderabad, Chennai and Noida in India. iGATE has global development centers (“GDCs”) located in Canada, Malaysia and the U.S. The centers can deliver both near shore (“work performed primarily at the client site”) and offshore services, dependent upon customer location and expectations. iGATE operates in India, Canada, the U.S., Europe, Singapore, Malaysia, Japan and Australia.

A majority of the clients have headquarters in the U.S. and operate internationally. iGATE has 7,317 employees as of March 31, 2008.

iGATE markets its service offerings to large and medium-sized organizations. Certain contracts are based upon a fixed price with payment based upon deliverables and/or project milestones reached. Certain contracts are time-and-materials based where contract payments are based on the number of consultant hours worked on the project. Certain contracts with no stated deliverables, with a designated workforce are based on fixed periodic payments. Some contracts in the nature of process outsourcing provide pricing per transaction. Customers typically have the right to cancel contracts with minimal notice. Contracts with deliverables or project milestones can provide for certain penalties if the deliverables or project milestones are not met within contract timelines.

iGATE services customers in a wide range of industries. The largest customer is General Electric Company (“GE”) which accounted for approximately 17% of its revenues for the three months ended March 31, 2008 and 2007. iGATE is a Global Preferred Partner of GE. Its Global Preferred Partnership status extends through the end of 2009. The second largest customer, Royal Bank of Canada, accounted for approximately 12% and 9% of revenues for the three months ended March 31, 2008 and 2007, respectively.

Reportable Financial Segments

The Company’s reportable segments include iGATE Solutions, iGATE Professional Services “(iPS”) and iGATE Shared Services. The iGATE Solutions segment’s service offerings include Information Technology (“IT”) and IT enabled operations offshore outsourcing solutions and services to large and medium-sized organizations. These services include software application development and maintenance, system integration, implementation and support of enterprise applications, package evaluation and implementation, re-engineering, data warehousing, business intelligence, analytics, data management and integration, software testing, IT infrastructure management services, transaction processing solutions and services and call center services, through its offshore development centers located in India and global development centers located in the U.S, Malaysia and Canada.

The iPS segment’s offerings include a variety of client-managed and supervised IT staffing service offerings which include enterprise resource package implementation, integration, application support services, client directed software design and customization, brokerage operation and recruitment process outsourcing services. This segment offers services principally in the United States of America.

The iGATE Shared Service segment included the operations of iGATE Clinical Research International Inc. and iGATE Clinical Research International Private Limited (collectively “iCRI”) that provides offshore clinical trials for its customers and general corporate expenses, interest income and expense, equity in income or losses of unconsolidated affiliates, minority interest, income or loss from joint ventures and restructuring charges not identified to a specific segment, and other unallocated charges. With the proposed sale of iCRI business (Refer Note 2 to the condensed consolidated financial statements), the operating segment of iCRI business has been classified as Discontinued Operations.

Critical Accounting Policies

Our critical accounting polices are described in the summary of significant accounting policies as discussed in Note 1 of our Form 10-K.

Recently Issued Accounting Pronouncements

The following paragraphs discuss recently issued accounting pronouncements.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133”. SFAS No. 161 requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted. The Company is currently evaluating and assessing the impact, if any, of the adoption of SFAS No. 161 on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations”. The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. SFAS No. 141(R) will become effective for the Company beginning January 1, 2009. The Company is currently evaluating the impact of the adoption of SFAS No. 141(R) on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”. The standard changes the accounting for noncontrolling

(minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, SFAS No. 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company is currently evaluating and assessing potential impact, if any, of the adoption of SFAS No. 160 on its consolidated financial statements.

Results of Operations for the Three Months Ended March 31, 2008 as Compared to the Three Months Ended March 31, 2007:

iGATE Solutions (“iGS’)

Revenues of iGS for the three months ended March 31, 2008 were $54.9 million, an increase of $7.0 million or 14.6% as compared to $47.9 million for the three months ended March 31, 2007. Our revenue increase for the periods presented is directly attributable to a combination of new customer wins and increased business with our recurring customers. There was an increase in billable headcount from 5,483 as of March 31, 2007 to 6,056 as of March 31, 2008. This increase in billable headcount directly resulted in increased billable hours and corresponding increase in revenue. The top 10 customers accounted for 75% and 67% of the revenue for the three months ended March 31, 2008 and March 31, 2007, respectively.

The gross margin as a percentage of sales (“gross margin percentage”) for iGS was 37.1% for the three months ended March 31, 2008, as compared to 32.0% for the three months ended March 31, 2007. The increase in gross margin percentage was largely attributable to an increase in realized rates for offshore and onsite work and improved utilization. The average onsite and offshore rates improved by 8% and 4% in the three months ended March 31, 2008 over the first quarter of 2007. Utilization over the first quarter in 2008 also increased from 72% to 75% as compared to the first quarter of 2007.

Selling, general and administrative expenses (“S,G&A”) include all costs that are not directly associated with iGS’s revenue generating activities. SG&A expenses include employee costs, corporate costs and facilities costs. Employee costs include administrative salaries and related employee benefits, travel, recruiting and training costs. Corporate costs include costs such as legal, accounting and outside consulting fees. Facilities costs include rent, depreciation, amortization of intangible assets related to prior acquisitions and communications costs.

S,G&A costs for the three months ended March 31, 2008 were $13.7 million or 24.9% of revenues, as compared to $11.0 million or 23.0% of revenues for the three months ended March 31, 2007. Our net employee cost increased approximately $1.0 million for the three months ended March 31, 2008, as compared to three months ended March 31, 2007, due to annual salary revision in April 2007, increase in support headcount from 462 to 510 and other increase in travel and related costs. Our net corporate cost increased approximately $0.3 million for the three months ended March 31, 2008 due to increases in legal expenses, bad debt and general corporate costs. Our net facilities costs increased by $1.4 million for the three months ended March 31, 2008, mainly due to increases in rentals, amortization of intangibles and depreciation due to enhanced capitalization in India.

Operating income was 12.2% for the three months ended March 31, 2008 and 9.0% for the three months ended March 31, 2007. This increase was due primarily to the increases in gross margin by 5.1% offset by increase in SG&A costs by 1.9%.

iGATE Professional Services (“iPS”)

Revenues for iPS for the three months ended March 31, 2008 were $24.9 million, a decrease of $2.1 million or 7.9% as compared to $27.0 million for the three months ended March 31, 2007. The decrease was due to overall declines in demand for our staffing services in the financial services sector. The top 10 customers accounted for 61% and 58% of the revenue for the three months ended March 31, 2008 and March 31, 2007, respectively.

Gross margin percentage for iPS was 19.8% for the three months ended March 31, 2008, as compared to 22.6% for the three months ended March 31, 2007. The decrease in gross margin is mainly associated with consultant wage increase outpacing bill rate increases and lower utilization levels during the 2008 period.

S,G&A expenses include all costs that are not directly associated with our iPS segment’s revenue generating consultants. S,G&A expenses include employee costs, corporate costs and facilities costs. Employee costs includes sales, recruiting and administrative salaries, bonuses, commissions and related employee benefits, travel, and H1-B processing costs. Corporate costs include items such as legal, marketing and outside services. Facilities costs include rent, depreciation and communications costs.

S,G&A costs for the three months ended March 31, 2008 were $3.6 million or 14.5% of revenues, as compared to $3.9 million or 14.6% of revenues for the three months ended March 31, 2007. This $0.3 million decline in S,G&A expenses for the three months ended March 31, 2008, reflected lower employee costs, primarily related to bonuses, commissions and H1-B processing fees. Net corporate and facilities costs remained consistent for the periods presented.

Operating income percentage was 5.3% for the three months ended March 31, 2008 and 8.0% for the three months ended March 31, 2007. This decline was due primarily to decreases in revenues and corresponding gross margin.

iGATE Shared Services

The iGATE Shared Service segment included the operations of iGATE Clinical Research International Inc. and iGATE Clinical Research International Private Limited (collectively “iCRI”) that provides offshore clinical trials for its customers and general corporate expenses, interest income and expense, equity in income or losses of unconsolidated affiliates, minority interest, income or loss from joint ventures and restructuring charges not identified to a specific segment, and other unallocated charges. With the proposed sale of iCRI business (See Note 2), the operating segment of iCRI business has been classified as Discontinued Operations. Consequently, this segment includes only corporate and unallocated costs.

S,G&A costs were $1.5 million for the three months ended March 31, 2008, as compared to $1.9 million for the three months ended March 31, 2007. S,G&A expenses include employee costs, corporate costs and facilities costs. Employee costs include administrative salaries and related employee benefits, travel, recruiting and training costs. Corporate costs include costs such as legal, accounting and outside consulting fees. Facilities costs include rent, depreciation and communications costs.

Our net employee cost decreased approximately $0.3 million for the quarter ended March 31, 2008 mainly due to decreases in employee salaries as a result of decrease in overall headcount. Our net corporate cost decreased by $ 0.1 million due to decrease in our accounting and related fees. Facilities costs remained consistent for the periods presented.

Other Income (Expense) Components

Other income, net for the three months ended March 31, 2008, totaled $1.3 million, compared to $1.5 million for the three months ended March 31, 2007.

During the first three months of 2008, our net investment income totaled $0.6 million as compared to $1.0 million for the first three months of 2007. The decrease was due to decrease in cash and cash equivalents from

$51 million in March 31, 2007 to $22 million in March 31, 2008. The decrease in cash was mainly to purchase shares from minority shareholders in iGS. For the three months ended March 31, 2008, we recognized $0.6 million of foreign currency gain in our income statement. These are mainly realized gain due to favorable movements of foreign currency. For the three months ended March 31, 2007, we recognized $0.5 million of favorable marked to market recoveries on our ineffective hedges. As of March 31, 2008 all the outstanding forward contracts met the qualifying criteria to receive hedge accounting. During the three months ended March 31, 2008, we also recorded a gain of $0.1 million on sale of certain fixed assets of our Bangalore facility.

We recognized gain of $0.1 million on termination of the joint venture agreement with Software AG, a German Corporation and selling the 49% interest in the joint venture Company as of March 31, 2008. As of March 31, 2007, we recognized $0.1 million as income from affiliated Company.

Minority interest expense was $0.3 million for the three months ended March 31, 2008 and relates to the minority interest portion of the income of iGS. Minority interest expense was $0.9 million for the three months ended March 31, 2007 also related to the income of iGS. This has reduced due to the change in the minority ownership in iGS to 1.84% in March 31, 2008 from 18.82% in March 31, 2007.

Income Taxes

Federal income taxes, calculated at the U.S. statutory rate, totaled $2.6 million for the three months ended March 31, 2008. State income taxes which totaled $0.05 million for the three months ended March 31, 2008 were calculated using a blended statutory rate, and are net of federal income tax benefit. Our income tax provision was $0.17 million at an effective rate of 2.3% for the three months ended March 31, 2008.

Several items caused variations from our statutory tax provision. iGS is eligible to claim a tax holiday on the majority of its operating income through March 31, 2009. The tax holiday resulted in a benefit of $2.3 million for the three months ended March 31, 2008. iGS’ non-operating income, such as interest income, is not included in the tax holiday, and has been considered as part of our income tax provision.

Other variations typically arise because certain expenses or benefits recorded to our financial statements are either limited or disallowed when calculating our income tax provision. Certain expenses such as meals and entertainment and executive compensation are limited for income tax purposes. Other expenses such as minority interest expense are not deductible at all. The impact of the limited or disallowed items discussed above was $(0.1) million.

Federal income taxes, calculated at the U.S. statutory rate, totaled $1.8 million for the three months ended March 31, 2007. State income taxes which totaled $0.1 million for the three months ended March 31, 2007 were calculated using a blended statutory rate, and are net of federal income tax benefit. Our income tax provision was $0.6 million at an effective rate of 11.8% for the three months ended March 31, 2007.

Several items caused variations from our statutory income tax provision. iGS is eligible to claim a tax holiday on the majority of its operating income through March 31, 2009. The tax holiday resulted in a benefit of $1.6 million for the three months ended March 31, 2007. iGS’ non-operating income, such as interest income, is not included in the tax holiday, and has been considered as part of our income tax provision.

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

Liquidity and Capital Resources

Cash from Operations

Cash provided by operations was $7.2 million for the three months ended March 31, 2008. Factors contributing to our cash provided by operations were net income of $7.4 million for the period offset by an increase in accounts receivable of $7.3 million. The increase in accounts receivable is due to increase in sales and increase in days of sales outstanding from 58 days as on December 31, 2007 to 63 days as on March 31, 2008. The increase in other significant working capital includes a reduction of $3.1 million in prepaid assets including prepaid income tax, increase of deferred revenue by $1.1 million and other liabilities by $1.0 million. This inflow was offset by a net outflow of $1.4 million mainly on account of payment of annual leave encashment and other liabilities. During the period, significant non cash items totaled $3.5 million and included depreciation and amortization cost of $3.3 million, stock based compensation expense of $1.2 million, bad debt expense, minority interest, and net outflow of $1.4 million on additional deferred taxes.

Cash provided by operations was $5.5 million for the three months ended March 31, 2007. Factors contributing to our cash provided by operations were net income of $4.3 million offset by an increase in accounts receivable of $3.3 million. Significant non cash items during the three months ended March 31, 2007 totaled $4.1 million and included depreciation and amortization, stock based compensation expense, bad debt expense, minority interest, equity income of affiliated companies, deferred taxes, gains on derivative instruments and gains on investments.

The Company believes that the combination of present cash balances and future operating cash flows will be adequate to meet Company’s currently anticipated cash requirements over the next 12 months.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2008 was $35.5 million, as compared to cash used in by investing activities of $6.7 million for the three months ended March 31, 2007.

During the three months ended March 31, 2008, iGATE repurchased 1.6 million shares for $15.8 million of its subsidiary, iGATE Global Solutions (“iGS) as part of delisting it from Indian stock exchanges. The Company also settled for cash vested iGS stock options of the employees of iGS for $8.3 million. The total outflow for the three months ended March 31, 2008 on account of iGS stocks and option settlement was $24.1 million.

Our capital expenditures were $2.4 million and $3.1 million for the three months ended March 31, 2008 and 2007, respectively. Significant portions of capital expenditures in both periods presented were due to expansion of our facilities in Bangalore, India.

We have increased our short-term investment portfolios by $9.8 million and $3.7 million for the three months period ended March 31, 2008 and 2007, respectively.

Financing Activities

Cash provided by financing activities was $0.4 million and $1.1 million for the three months period ended March 31, 2008 and 2007, respectively. Sources of cash related to stock option exercises were $0.5 million and $1.2 million for the same periods in 2008 and 2007, respectively. Tax benefit recognized in conjunction with the adoption of SFAS 123(R), Share based payment was $0.01 million in the three months period ended March 31, 2008 and was $0.1 million for the same period in 2007.

Payments on secured financing for automobiles in India were $0.1 million and $0.1 million for the three months period ending March 31, 2008 and 2007, respectively.

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

Foreign Exchange Rate Sensitivity

iGATE’s substantial revenues are derived through its Indian subsidiary iGATE Global Solutions Limited (iGS). iGS cash flow and earnings are subject to fluctuations due to exchange rate variation between Indian Rupee (“Rupee”) and the U.S.Dollar and the Rupee and other currencies that iGS is exposed to. We attempt to limit our exposure to changing Rupee rates mainly through financial market transactions such as forward or option contracts to hedge existing exposures.

As of March 31, 2008, iGS forward contracts to hedge foreign exchange cash flows will all mature by May 28, 2009. As each contract matures, iGS will receive Indian Rupees at the contracted (“strike price”) rate while delivering either the U.S. Dollar (“USD”) or Canadian Dollar (“CAD”) or Australian Dollar (“AUD”) or Great Britain Pound (“GBP”) or Singapore Dollar (“SGD”) or Japanese Yen (“JPY”) or Euro (“EUR”) equivalent of Rupees. Contracts that meet qualifying criteria are accounted for as foreign currency cash flow hedges. Accordingly, the effective portion of gains and losses is deferred as a component of other comprehensive income and is recognized in earnings at the time the hedged item affects earnings. Gains and losses arising from hedge ineffectiveness or related to contracts which do not qualify for hedge accounting are recorded in current period earnings in “other income and expense”. As of March 31, 2008 all the outstanding forward contracts met the qualifying criteria to receive hedge accounting.

As of March 31, 2008, iGS’ option contracts to hedge intercompany cash flows will mature by August 28, 2010. As each contract matures and dependent upon prevailing Rupee exchange rates, iGS will either buy USDs at each contracted “put” strike price or sell USDs at each contracted “call” strike price. Contracts that meet qualifying criteria are accounted for as foreign currency cash flow hedges. Accordingly, the effective portion of gains and losses is deferred as a component of other comprehensive income and is recognized in earnings at the time the hedged item affects earnings. Gains and losses arising from hedge ineffectiveness or related to contracts which do not qualify for hedge accounting are recorded in current period earnings in “other income and expense”. As of March 31, 2008 all the outstanding option contracts met the qualifying criteria to receive hedge accounting.

The net unrealized losses on a marked to market basis were $ 0.6 million as on March 31, 2008 using a Rupee exchange rate of 40.12.

Interest Rate Sensitivity

We are exposed to changes in interest rates primarily as a result of its investing activities used to maintain liquidity and fund business operations. The nature and amount of our long-term and short-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. At March 31, 2008, the Company did not have any short-term or long-term debt outstanding.

Effect of Hypothetical Currency Rate Fluctuations

Our primary net foreign currency exposure is the Rupee. The fair value of foreign exchange contracts is subject to changes in foreign currency exchange rates.

As of March 31, 2008, the potential gain or loss in the fair value of iGS outstanding foreign currency contracts assuming hypothetical 10%, 5%, 2% and 1% fluctuations in currency rates would be approximately:

	Valuation given X% decrease in Rupee / USD rate				Fair Value as of March 31, 2008	Valuation given X% increase in Rupee / USD rate
	(10%)	(5%)	(2%)	(1%)		1%	2%	5%	10%
Rupee to U.S. Rate	36.108	38.114	39.318	39.719	40.12	40.521	40.922	42.126	44.13
Derivative Instruments	$11.2	$5.3	$1.8	$0.6	$(0.6)	$(1.8)	$(2.9)	$(6.5)	$(12.3)

Inflation

We do not believe that inflation had a significant impact on our results of operations for the periods presented. On an ongoing basis, we attempt to minimize any effects of inflation on our operating results by controlling operating costs and whenever possible, seeking to insure that billing rates reflect increases in costs due to inflation.

For all significant foreign operations, the functional currency is the local currency. Assets and liabilities of these operations are translated at the exchange rate in effect at each period end. Statement of Operations accounts are translated at the average exchange rate prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included as a component of other comprehensive income. Realized gains and losses from foreign currency transactions are included in net income (loss) for the periods presented. Exchange rate transaction gains (losses) did not have a significant impact on operations for the three months ended March 31, 2008 and March 31, 2007.

Seasonality

Our operations are generally not affected by seasonal fluctuations. However, our consultants’ billable hours are affected by national holidays and vacation policies, which vary by country and by operating company.

Economic Trends and Outlook

We believe that the IT and BPO industries in India are in their infancy, and that significant revenue and profit growth opportunities remain ahead of us. The global market for IT services and BPO services is estimated to be more than $1 trillion by 2010. McKinsey & Company and the National Association of Software and Services Companies, an Indian industry group, have estimated that just 10% of the global market for the types of IT and BPO services we offer has been penetrated.

Our long-term goal is to be a significant player in the offshore services industry with a healthy core business in Information Technology (IT) and IT enabled offshore operations outsourcing solutions and services supplemented with higher-growth specialty practices such as iTOPs and in areas such as Insurance and Mortgage Services, Finance and Accounting, Enterprise Solutions, Infrastructure Management, Data Management and Software Testing.

Our goals for 2008 include a focus on accelerating revenue growth by aggressively pursing larger, Global 2000 clients and multi-year projects and advancing our new service offerings. We will also remain squarely focused on continuing to improve margins and overall profitability.

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1A.	RISK FACTORS

Risk factors associated with our business are discussed in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 5th day of May, 2008.

iGATE CORPORATION

May 5, 2008	/S/ PHANEESH MURTHY
Phaneesh Murthy Chief Executive Officer and Director

/S/ RAMACHANDRAN NATESAN
Ramachandran Natesan Chief Financial Officer