Form 10-Q
period 2008-06-30
IGATE CORP
filed 2008-08-01
CIK 1024732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Registrant’s telephone number, including area code: (510) 896-3015

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐		Accelerated filer ☒

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as on July 31, 2008 was 53,897,724.

iGATE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2008

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

iGATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues	$80,047	$75,612	$159,844	$150,529
Cost of revenues (exclusive of items shown separately below)	55,446	54,501	109,943	107,975

Gross margin	24,601	21,111	49,901	42,554
Selling, general and administrative	13,342	15,200	28,819	29,457
Depreciation and amortization	2,783	2,698	6,057	5,321
Goodwill impairment	—	1,950	—	1,950

Income from operations	8,476	1,263	15,025	5,826
Other income, net	931	2,509	2,256	4,019
Minority interest	(78)	(418)	(371)	(1,313)
Impairment of investments	—	(600)	—	(600)
Equity in (loss) income of affiliated companies	(16)	78	(25)	127

Income from continuing operations before income taxes	9,313	2,832	16,885	8,059
Income tax expense	768	527	942	1,145

Income from continuing operations	8,545	2,305	15,943	6,914
(Loss) from discontinued operations, net of taxes	(137)	(233)	(127)	(515)

Net income	$8,408	$2,072	$15,816	$6,399

Net earnings from continuing operations per common share—basic	0.16	0.04	0.30	0.13
Net (loss) from discontinued operations per common share—basic	(0.00)	(0.00)	(0.01)	(0.01)

Net earnings per common share—basic	$0.16	$0.04	$0.29	$0.12

Net earnings from continuing operations per common share—diluted	0.15	0.04	0.29	0.13
Net (loss) from discontinued operations per common share—diluted	(0.00)	(0.00)	(0.00)	(0.01)

Net earnings per common share—diluted	$0.15	$0.04	$0.29	$0.12

See accompanying notes.

iGATE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	June 30, 2008 (Unaudited)	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$27,606	$49,632
Short-term investments	33,724	25,295
Accounts receivable, net	41,226	40,517
Unbilled receivable	17,339	11,099
Prepaid and other current assets	5,428	10,248
Prepaid income taxes	—	894
Deferred tax assets	722	696
Current assets of discontinued operations	1,945	1,119

Total current assets	127,990	139,500

Non-current assets of discontinued operations	1,643	1,627
Deposits	2,995	2,148
Investments in unconsolidated affiliates	60	1,005
Land, building, equipment and leasehold improvements, net	35,216	34,663
Deferred tax assets	4,458	—
Intangible assets, net	2,998	1,003
Goodwill	33,912	35,989

Total assets	$209,272	$215,935

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,405	$6,090
Accrued payroll and related costs	18,062	18,502
Accrued income taxes	848	631
Other current liabilities	25,919	18,555
Restructuring reserve	575	1,058
Deferred revenue	387	536
Current liabilities of discontinued operations	1,486	510

Total current liabilities	51,682	45,882
Other long-term liabilities	738	536
Deferred tax liabilities	961	7,114

Total liabilities	53,381	53,532

Minority interest	—	6,437
Shareholders’ equity:
Preferred shares, without par value: 20,000,000 shares authorized, 1 share held in treasury in 2008 and 2007	—	—
Common shares, par value $0.01 per share:
100,000,000 shares authorized, and 54,813,974 and 54,619,807 shares issued as of June 30, 2008 and December 31, 2007, respectively	548	546
Common shares held in treasury, at cost, 990,102 shares	(14,714)	(14,714)
Additional paid-in capital	169,221	165,757
Retained earnings (deficit)	9,790	(6,026)
Accumulated other comprehensive (loss) income	(8,954)	10,403

Total shareholders’ equity	155,891	155,966

Total liabilities and shareholders’ equity	$209,272	$215,935

See accompanying notes.

iGATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months ended June 30,
	2008	2007
Cash Flows From Operating Activities:
Net income	$15,816	$6,399
Adjustments to reconcile net income to cash provided by operations:
Loss from discontinued operations, net of taxes	127	515
Depreciation and amortization	6,057	5,321
Stock based compensation	2,313	2,034
Realized gain on investments	(1,281)	(236)
Bad debt expense (recovery)	(4)	(168)
Deferred income taxes	(1,699)	76
Equity in (income) loss of affiliated companies	25	(127)
Gain on sale of fixed assets	(116)	—
Minority interest	371	1,313
Unrealized loss on derivative instruments	—	39
Impairment of Loanpro goodwill	—	1,950
Impairment on investments	—	642
Working capital items:
Accounts receivable and unbilled receivable	(10,980)	(2,755)
Prepaid and other assets	4,482	(1,182)
Accounts payable	(1,445)	(636)
Accrued and other liabilities	10,017	2,080
Deferred revenue	(114)	(418)
Restructuring reserve	(483)	(174)

Net cash flows provided by operating activities—continuing operations	23,086	14,673
Net cash flows provided by (used in) operating activities—discontinued operations	662	(659)

Cash Flows From Investing Activities:
Additions to land, building, equipment and leasehold improvements, net	(6,314)	(5,238)
Purchases of investments, net	(9,690)	(10,402)
Increase in deposits	(1,070)	—
Purchase of iGS stock and stock option settlement	(26,796)	—
Proceeds from sale of joint venture	905	—

Net cash flows used in investing activities—continuing operations	(42,965)	(15,640)
Net cash flows used in investing activities—discontinued operations	(127)	(165)

Cash Flows From Financing Activities:
Payments on secured financing	(129)	(111)
Net proceeds from exercise of stock options	883	1,592
Excess tax benefits	77	—

Net cash flows provided by financing activities—continuing operations	831	1,481
Net cash flows provided by financing activities—discontinued operations	—	—

Effect of currency translation	(2,841)	(1,644)

Net change in cash and cash equivalents	(21,354)	(1,954)
Cash and cash equivalents, beginning of period	49,632	52,055
Cash and cash equivalents, beginning of period of discontinued operations	51	99
Cash and cash equivalents, end of the period of discontinued operations	723	344

Cash and cash equivalents, end of period	27,606	49,856

See accompanying notes

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007

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

The accompanying balance sheet and financial information as of December 31, 2007 is derived from audited financial statements but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2007.

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

2. Discontinued Operations

On April 16, 2008, the Company executed an agreement to sell iGATE Clinical Research International Inc. and iGATE Clinical Research International Private Limited (collectively “iCRI”) for cash consideration of $ 3.8 million. As on June 30, 2008, the sale of the iCRI business has not been concluded pending certain regulatory approvals. In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the proposed sale of iCRI meets the criteria for a qualifying plan of sale or disposal. The assets and liabilities of iCRI have been classified as “held for sale” on the accompanying balance sheets and its operations have been recorded as discontinued operations. Cash flows of iCRI have also been segregated in the consolidated statement of cash flows as separate line items within operating, investing and financing activities.

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2008 AND 2007

(Amounts in thousands, except share and per share data)

The financial information for the discontinued operations is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues	$954	$601	$1,981	$965
(Loss) from discontinued operations before tax	(151)	(308)	(160)	(655)
Income tax (benefit)	(14)	(75)	(33)	(140)

(Loss) from discontinued operations, net of tax	$(137)	$(233)	$(127)	$(515)

	June 30, 2008	December 31, 2007
Assets:
Fixed assets, net	$1,070	$1,043
Goodwill	573	573
Other assets	1,222	1,079
Cash	723	51

Assets of discontinued operations	$3,588	$2,746

Liabilities:
Accounts payable	$—	$100
Other liabilities	1,486	410

Liabilities of discontinued operations	$1,486	$510

On February 26, 2008, the Company announced that it plans to divest the Professional Services (“iPS”) segment of its business, either through a spin-off to iGATE shareholders or a sale to a third party. The Company has determined that the spin-off of iPS is the likely scenario. In accordance with SFAS No. 144, the results of operations of the iPS segment will continue to be reported as part of continuing operations until the period in which the spin-off is completed.

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2008 AND 2007

(Amounts in thousands, except share and per share data)

3. Goodwill and Intangible Assets

In continuation of the delisting of the Company’s majority owned subsidiary, iGATE Global Solutions (“iGS”) from the Indian stock exchanges, the Company increased its ownership in iGS to 98.67% as of June 30, 2008 from 93.45% as of December 31, 2007 at a cost of $18.4 million. The Company is currently in the process of acquiring the remaining outstanding minority shares. The delisting process began in 2007 and the total cost of acquisition of shares through June 30, 2008 is $64.6 million, including $4.5 million payable to the remaining shareholders and included in other current liabilities. The total estimated cost of acquisition has been preliminarily allocated to the assets acquired and liabilities assumed based on a determination of their value. The following table summarizes the allocation.

Amount
Minority Interest	$19,234
Intangible (customer relationships)	3,142
Land	4,074
Building and other assets	2,067
Goodwill	27,411
Reversal of deferred tax liability on iGS dilution gain	9,710
Deferred tax liability	(1,050)

Total purchase consideration	$64,588

Changes in the carrying value of goodwill by reportable segments are as follows:

	iGATE Solutions	iGATE Professional Services	Consolidated
Goodwill as of December 31, 2007	$35,773	$216	$35,989
Goodwill on acquisition of iGS	6,376	—	6,376
Purchase price allocation adjustment	(5,374)	—	(5,374)
Foreign currency translation effect	(3,079)	—	(3,079)

Goodwill as of June 30, 2008	$33,696	$216	$33,912

The components of intangible assets are as follows:

	As of June 30, 2008
	Gross Amount	Accumulated Amortization
Intellectual property	$300	$300
Customer relationships	8,641	5,643
Employment contracts	1,650	1,650
Other costs	314	314

Intangible assets, net	$10,905	$7,907

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2008 AND 2007

(Amounts in thousands, except share and per share data)

4. Income Taxes

The provision (benefit) for income taxes, as shown in the accompanying Condensed Consolidated Financial Statements, consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Current provision (benefit):
Federal	$(41)	$(335)	$(3)	$132
State	56	93	137	241
Foreign	1,232	402	2,507	542

Total current provision	1,247	160	2,641	915

Deferred provision (benefit):
Federal	704	717	741	623
State	89	106	77	92
Foreign	(1,237)	(316)	(2,339)	(350)
Valuation allowance	(35)	(140)	(178)	(135)

Total deferred provision	(479)	367	(1,699)	230

Total provision for income taxes	$768	$527	$942	$1,145

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes were as follows :

	Three Months Ended June 30, 2008		Three Months Ended June 30, 2007
Income taxes computed at the federal statutory rate	$3,259	35.0%	$991	35.0%
State income taxes, net of federal tax benefit	94	1.0	130	4.6
Foreign taxes at other than U.S. statutory rate	(2,969)	(31.9)	(634)	(22.4)
Minority interest	80	0.9	146	5.2
Amortization of acquired intangibles	94	1.0	—	—
Other—net	246	2.7	34	1.2
Valuation allowance	(36)	(0.4)	(140)	(5.0)

	$768	8.3%	$527	18.6%

	Six Months Ended June 30, 2008		Six Months Ended June 30, 2007
Income taxes computed at the federal statutory rate	$5,910	35.0%	$2,821	35.0%
State income taxes, net of federal tax benefit	139	0.8	217	2.7
Foreign taxes at other than U.S. statutory rate	(5,237)	(31.0)	(2,268)	(28.1)
Minority interest	130	0.8	459	5.7
Amortization of acquired intangibles	168	1.0	—	—
Other—net	11	0.1	51	0.6
Valuation allowance	(179)	(1.1)	(135)	(1.7)

	$942	5.6%	$1,145	14.2%

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2008 AND 2007

(Amounts in thousands, except share and per share data)

Under the Indian Income Tax Act, 1961, iGS is eligible to claim a tax holiday for 10 consecutive assessment years on profits derived from the export of software services from divisions registered under the Software Technology Parks at Bangalore, Chennai, Hyderabad and Noida. The tax holiday for one of the units in Chennai expired with effect from April 1, 2008. For the three months ended June 30, 2008 and 2007 the tax holiday resulted in benefits of $3.0 million and $0.7 million, respectively, when calculated at the statutory U.S. rate. For the six months ended June 30, 2008 and 2007 the corresponding benefits were $5.3 million and $2.2 million, respectively. On May 10, 2008, the finance bill of India was passed whereby the tax holiday period was extended for one more year through March 31, 2010. The extension of the holiday period did not have a material effect on the net deferred tax assets recognized by the Company. On certain of the units, the benefits of the holiday expired in 2005. The majority of the remaining benefits will extend through March 31, 2010.

In accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”) as of December 31, 2007, the Company carried a liability for $1.0 million towards tax obligations related to various federal and state income tax matters. The total unrecognized tax benefits as of December 31, 2007 were $1.7 million. If this unrecognized tax benefit is recognized, the effective tax rate of the Company would be significantly lower for the period in which it will be recognized. As of June 30, 2008, no material changes have occurred in the Company’s uncertain tax positions.

5. Earnings Per Share

The Company computes earnings per share in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share adjusts basic earnings per share for the effects of stock options, restricted common stock and other potentially dilutive financial instruments, only in the periods in which the effects are dilutive. For the three and six months ended June 30, 2008 and 2007, the weighted average number of shares used in calculating diluted earnings per share includes stock options and restricted common shares.

The following table sets forth the computation of earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Numerator:
Net income from continuing operations	$8,545	$2,305	$15,943	$6,914
Net (loss) from discontinued operations	(137)	(233)	(127)	(515)

Net income from operations	$8,408	$2,072	$15,816	$6,399

Denominator:
Basic weighted average common shares	53,774	53,178	53,717	53,125
Dilutive effect of stock options and restricted shares outstanding	1,585	576	1,537	579

Diluted weighted average common shares	55,359	53,754	55,254	53,704

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2008 AND 2007

(Amounts in thousands, except share and per share data)

6. Comprehensive (Loss) Income

The components of comprehensive (loss) income, net of tax, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$8,408	$2,072	$15,816	$6,399
Unrealized gain on investments	103	—	190	—
Change in fair value of cash flow hedges	(6,492)	—	(8,547)	—
Foreign currency translation	(9,051)	3,781	(11,000)	5,163

Comprehensive (loss) income	$(7,032)	$5,853	$(3,541)	$11,562

As of June 30, 2008, the Company’s forward and option contracts to hedge foreign currency cash flows will mature by April 30, 2010. As each contract matures, the Company will receive Rupees at the contracted (“strike price”) rate while delivering either the U.S. Dollar (“USD”) or Canadian Dollar (“CAD”) or Sterling Pound (“GBP”) equivalent of Rupees at the prevailing Rupee exchange rate. Contracts that meet qualifying criteria are accounted for as foreign currency cash flow hedges. Accordingly, the effective portion of gains and losses is deferred as a component of other comprehensive income (loss) and is recognized in earnings at the time the hedged item affects earnings. Gains and losses due to hedge ineffectiveness or related to contracts which do not qualify for hedge accounting are recorded in current period earnings and included in “other income and expense”.

As of June 30, 2007, the Company’s outstanding derivative instruments were not designated as qualifying hedge and accordingly, the unrealized gain on such instruments of $0.3 million was recorded in the results of operations.

7. Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS 157, “Fair Value Measurements” except as it applies to the non-financial assets and non-financial liabilities subject to Financial Staff Positions (“FSP”) FAS 157-2, “Effective Date of FASB Statement No.157” (“FSP FAS 157-2”). SFAS No.157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1—Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2—Includes other inputs that are directly or indirectly observable in the marketplace.

Level 3—Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. In accordance with SFAS 157, the Company measures cash equivalents, marketable securities and foreign currency derivative contracts at fair value. Cash equivalents

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2008 AND 2007

(Amounts in thousands, except share and per share data)

and marketable securities are primarily classified within Level 1 or Level 2. This is because the cash equivalents and marketable securities are valued primarily using quoted market prices or alternative pricing sources and models utilizing market observable inputs. The foreign currency derivative contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments in inactive markets. Assets and liabilities measured at fair value are summarized below:

FSP FAS 157-2, issued in February 2008, defers the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. FSP FAS 157-2 is effective for the Company beginning January 1, 2009. The Company is currently evaluating the impact of SFAS No. 157 on non-financial assets and non-financial liabilities, but does not expect the adoption of SFAS No. 157 to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Description	June 30, 2008	Fair value measurement at reporting date using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Short term investments:
Money market mutual funds	$29,488	$29,488	—	—
Other Current Assets:
Foreign currency derivative contracts	—	—	—	—

Total assets	$29,488	$29,488	—	—

Liabilities
Other current liabilities
Foreign currency derivative contracts	$7,515	—	$7,515	—

Total liabilities	$7,515	—	$7,515	—

Effective January 1, 2008, the Company also adopted SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an Amendment of FASB Statement No. 115”, which allows an entity to choose to measure certain financial instruments and liabilities at fair value on a contract-by-contract basis. Subsequent fair value measurement for the financial instruments and liabilities an entity chooses to measure will be recognized in earnings. As of June 30, 2008, the Company did not elect such an option for the financial instruments and liabilities.

8. Employee Benefits

Defined Contribution Plan

iGS eligible employees in India participate in the Employees’ Provident Fund (the “Provident Fund”), which is a defined contribution plan. The employee and the Company make monthly contributions of a specified percentage of salary to the Provident Fund administered by the prescribed authority in India. The aggregate

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2008 AND 2007

(Amounts in thousands, except share and per share data)

contributions along with interest thereon are paid at retirement, death, incapacitation or termination of employment after a specified period of service. The Company’s contribution to the Provident Fund for the three months ended June 30, 2008 and 2007 was $0.5 million and $0.5 million, respectively and for the six months ended June 30, 2008 and 2007 it was $1.0 million and $0.9 million, respectively.

Defined Benefit Plan

iGS provides for gratuity, a defined benefit retirement plan covering eligible employees in India. The plan provides a lump sum payment to the vested employees at retirement, death, incapacitation or termination of employment subject to specified period of service, of an amount based on the respective employees’ salary and the tenure of employment. Liabilities with regard to the plan are determined by actuarial valuation. The contributions are made to an iGS administered Trust and managed by a third party fund manager. The following table sets forth the net periodic cost recognized by the Company in respect of such plan.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net periodic plan cost
Service cost	$400	$152	$455	$260
Interest cost	36	26	62	40
Expected return on plan asset	(26)	(16)	(42)	(27)
Recognized net actuarial (gain) loss	(40)	(54)	(80)	40

Net periodic plan cost for the period	$370	$108	$395	$313

9. Share Based Compensation

During the three and six months ended June 30, 2008, the Company granted zero and 22,656 stock options, respectively and 409,010, and 509,010 restricted stock awards, respectively. During the three and six months ended June 30, 2007, the Company granted 65,000 stock options.

Share-based compensation expense recorded in continuing operations during the three and six months ended June 30, 2008 and 2007 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Share-based compensation recorded in
—Cost of revenues	$506	$455	$975	$793
—Selling, general and administrative expense	631	630	1,338	1,241

Total share-based compensation expense	1,137	1,085	2,313	2,034
Estimated income tax benefit	(54)	(113)	(136)	(205)

Share-based compensation expense, net of estimated taxes	$1,083	$972	$2,177	$1,829

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2008 AND 2007

(Amounts in thousands, except share and per share data)

During the three and six months ended June 30, 2008 and 2007, the fair value of stock options and restricted stock awards was estimated at the date of grant using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Expected life (in years)	4.5 years	4.5 years	4.5 years	4.5 years
Risk free interest rate	4.34%	4.65%	4.34%	4.65%
Volatility	61.0%	66.5%	61.0%	66.5%
Dividend yield	0%	0%	0%	0%

In May 2007, the Indian Government extended its Fringe Benefit Tax (“FBT”) to include stock options and restricted stock awards issued to employees in India. A notification dated December 20, 2007 issued by the Government of India clarified that FBT on stock options is applicable to all companies issuing stock options to employees in India, including those companies not registered under the Companies Act, 1956 of India. Under the new legislation, on exercise of an option, employers are responsible for a tax equal to the intrinsic value of an option at its vesting date multiplied by the applicable tax rate. The employer can seek reimbursement of the tax from the employee but cannot transfer the obligation to the employee. The Company recovers the FBT from certain employee option and award holders.

The FBT on options and awards payable to the Government of India is recorded as an operating expense and the recovery of the FBT on options from the employees is treated as additional exercise price and recorded in shareholders’ equity. The fair value of options and restricted stock awards issued subsequent to the introduction of the FBT is determined after considering the FBT as an additional component of the exercise price at the grant date.

10. Other Income

Components of other income recorded in continuing operations for the three and six months period ended June 30, 2008 and 2007 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Investment income	$584	$1,086	$1,181	$2,076
Interest expense	(22)	(25)	(50)	(40)
Foreign exchange gain, net	340	1,453	984	1,951
Others	29	(5)	141	32

Other income	$931	$2,509	$2,256	$4,019

11. Capital Structure

During the three months ended June 30, 2008 and 2007, the Company issued 0.1 million and 0.1 million shares, respectively upon exercise of stock options. For the six months ended June 30, 2008 and 2007, the Company issued 0.2 million and 0.2 million shares, respectively upon the exercise of stock options.

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2008 AND 2007

(Amounts in thousands, except share and per share data)

12. Segment Information

The following tables present selected financial information for the Company’s reporting segments for the three and six months ended June 30, 2008 and 2007, respectively:

	Three Months Ended June 30, 2008
	iGATE Solutions	iGATE Professional Services	iGATE Shared Services(1)	Total
External revenues	$55,621	$24,426	$—	$80,047

Income (loss) from operations	$8,096	$1,675	(1,295)	8,476

Other income, net			931	931
Minority interest			(78)	(78)
Equity in (loss) of affiliated companies			(16)	(16)

Income (loss) before income taxes			$(458)	$9,313

	Three Months Ended June 30, 2007
	iGATE Solutions	iGATE Professional Services	iGATE Shared Services(1)	Total
External revenues	$48,573	$27,039	$—	$75,612
Goodwill impairment	1,950	—	—	1,950

Income (loss) from operations	$1,124	$2,291	(2,152)	1,263

Other income, net			2,509	2,509
Impairment of investments			(600)	(600)
Minority interest			(418)	(418)
Equity in income of affiliated companies			78	78

Income (loss) before income taxes			$(583)	$2,832

	Six Months Ended June 30, 2008
	iGATE Solutions	iGATE Professional Services	iGATE Shared Services(1)	Total
External revenues	$110,496	$49,348	$—	$159,844

Income (loss) from operations	$14,792	$2,997	(2,764)	15,025

Other income, net			2,256	2,256
Minority interest			(371)	(371)
Equity in (loss) of affiliated companies			(25)	(25)

Income (loss) before income taxes			$(904)	$16,885

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2008 AND 2007

(Amounts in thousands, except share and per share data)

	Six Months Ended June 30, 2007
	iGATE Solutions	iGATE Professional Services	iGATE Shared Services(1)	Total
External revenues	$96,442	$54,087	$—	$150,529

Goodwill impairment	1,950	—	—	1,950
Income (loss) from operations	$5,442	$4,463	(4,079)	5,826

Other income, net			4,019	4,019
Impairment of investments			(600)	(600)
Minority interest			(1,313)	(1,313)
Equity in income of affiliated companies			127	127

Income (loss) before income taxes			$(1,846)	$8,059

Assets by segment were as follows:

	June 30, 2008	December 31, 2007
	(Dollars in thousands)
iGATE Solutions	$148,120	$158,510
iGATE Professional Services	18,703	15,328
iGATE Shared Services	38,861	39,351

Total assets	$205,684	$213,189

(1)	The iGATE Shared Services segment included the operations of iCRI. With the proposed sale of the iCRI business (See Note 2), the operating segment of the iCRI business has been classified as discontinued Operations. Consequently, this segment includes only corporate and unallocated costs.

The following is a concentration of revenues greater than 10% by customer for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
General Electric Company
iGATE Solutions	25%	25%	25%	26%
iGATE Consolidated	18%	16%	17%	17%

Royal Bank of Canada
iGATE Solutions	18%	19%	17%	16%
iGATE Consolidated	13%	12%	12%	10%

TEKSystems, Inc.
iGATE Professional Services	13%	12%	13%	12%

International Business Machines Corp.
iGATE Professional Services	15%	12%	14%	13%

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2008 AND 2007

(Amounts in thousands, except share and per share data)

13. New Credit Facility

On May 21, 2008, iGS entered into a loan agreement with Citibank N.A. that provided for a $6.5 million working capital line of credit. The loan is secured by way of a charge on all of iGS’s present and future receivables, investments, rights to or on moveable properties and moveable current assets. As at June 30, 2008, the iGS did not have any amounts outstanding under the line of credit

14. Contingencies

In June 2005, iGS entered into a service agreement with a customer that, as amended provides the customer the option to take an equity stake in iGS for up to 7% of iGS’s outstanding voting shares at fair market value on the date of exercise. The customer may purchase iGS shares solely at their discretion and must notify iGS of their intention to purchase within thirty days prior to the purchase.

In the ordinary course of business, the Company is involved in a number of lawsuits and administrative proceedings. While uncertainties are inherent in the final outcome of these matters, the Company believes, after consultation with counsel, that the disposition of these proceedings will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

15. Termination of Joint Venture Agreement

On March 14, 2008, iGS terminated its joint venture agreement with Software AG, a German corporation and sold its 49% interest in the joint venture company, Software AG (India) Private Limited to the joint venture partner. The sale resulted in a gain of approximately $0.1 million which is included in the statement of income.

16. Recently Issued Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163 “Accounting for Financial Guarantee Insurance Contracts”. SFAS No. 163 clarifies how SFAS No. 60, “Accounting and Reporting by Insurance Enterprises”, applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. The Company does not believe that adoption of this accounting standard would have a significant impact on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. SFAS No. 162 becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not expect that the adoption of SFAS No. 162 will have a material impact on its financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2008 AND 2007

(Amounts in thousands, except share and per share data)

and Other Intangible Assets.” The Company is required to adopt FSP No. FAS 142-3 for fiscal years beginning after December 15, 2008. The Company is evaluating the impact that the adoption of FSP No. FAS 142-3 will have on its financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133”. SFAS No. 161 requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted. The Company is currently evaluating and assessing the impact, if any, of the adoption of SFAS No. 161 on its consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”. The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, SFAS No. 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company is currently evaluating and assessing the potential impact, if any, of the adoption of SFAS No. 160 on its consolidated financial statements.

17. Restructuring Charges

During 2007, the Company restructured its operations in the Shared Services segment to improve efficiencies as a result of certain management and organizational changes. The total estimated restructuring costs was $0.8 million primarily related to severance and related costs. Of the $0.8 million accrued liability as of December 31, 2007, the Company paid $0.5 million during the six months ended June 30, 2008 and the balance of $0.3 million is outstanding as of June 30, 2008.

In 2004, the Company restructured its Canadian and United Kingdom operations as a result of organizational changes. The total restructuring costs were $2.8 million (net of recoveries) primarily relating to the early exit costs of a premises lease and the write off of leasehold improvements. Of the $0.3 million accrued liability as of December 31, 2007, the Company paid $0.1 million during the six months ended June 30, 2008 and the balance of $0.2 million is outstanding as of June 30, 2008.

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

Unless otherwise indicated or the context otherwise requires, all references in this report to “iGATE”, the “Company”, “us”, “our”,” or “we” are to iGATE Corporation, a Pennsylvania corporation, and its consolidated subsidiaries. iGATE Corporation, formerly named iGATE Capital Corporation, through its operating subsidiaries, is a worldwide provider of Information Technology (“IT”) and offshore outsourcing services to large and medium-sized organizations. These services include software application development and maintenance, system integration, implementation and support of enterprise applications, package evaluation and implementation, re-engineering, data warehousing, business intelligence, analytics, data management and integration, software testing, IT infrastructure management services, transaction processing solutions and services and call center services, through its offshore development centers located in India and global development centers located in the U.S., Malaysia and Canada and a variety of client-managed and supervised IT staffing service offerings through enterprise resource package implementation and integration, application support services and client directed software design and customization.

Unless otherwise indicated, we refer to captions such as revenues and earnings from continuing operations simply as “revenues” and “earnings” throughout this Management’s Discussion & Analysis. Similarly, discussion of other matters in our condensed consolidated financial statements refer to continuing operations unless otherwise indicated.

Website Access to SEC Reports

The Company’s website is http://www.igate.com.The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports are available free of charge on the Investors page of the Company’s website as soon as reasonably practicable after the reports are filed electronically with the Securities and Exchange Commission.

Business Overview

iGATE’s service offerings include IT and IT enabled operations offshore outsourcing solutions and services to large and medium-sized organizations using an offshore/onsite model. It also offers services which include a variety of client-managed and supervised IT staffing service offerings through enterprise resource package implementation and integration, application support services and client directed software design and customization.

The use of offshore outsourcing for IT and IT enabled operations offshore outsourcing solutions and services has emerged as a global trend in numerous countries and industries. Our clients recognize that offshore outsourcing is an effective way to provide high quality and cost-effective services.

Our principal strategy is to offer offshore-based Integrated Technology and Operations (“iTOPS”) solutions that integrate IT outsourcing and IT enabled operations offshore outsourcing solutions and services in a seamless offering as well as conventional IT and business process outsourcing services to our clients in various industries. Some of our current service offering are non-IT related and include services as diverse as call centers and mortgage and claims processing. We may continue to expand our IT enabled operations offshore outsourcing service offerings through acquisitions and strategic relationships and internal initiatives.

Our iTOPS offerings include outsourcing solutions focused primarily on insurance, banking, financial services and capital markets industries as well as finance and accounting process outsourcing delivered out of our offshore facilities in India, that targets diverse industries

IT services which we deliver using our offshore centers include software application development and maintenance, system integration, implementation and support of enterprise applications, package evaluation and implementation, re-engineering, data warehousing, business intelligence, analytics, data management and integration, software testing and IT infrastructure management services. We believe that we deliver to our clients high quality solutions at a substantial savings by using our global pool of highly talented people.

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

A majority of our clients have headquarters in the U.S. and operate internationally. iGATE has 7,084 employees as of June 30, 2008.

iGATE markets its service offerings to large and medium-sized organizations. Certain contracts are based upon a fixed price with payment based upon deliverables and/or project milestones reached. Certain contracts are time-and-materials based where contract payments are based on the number of consultant hours worked on the project. Certain contracts with no stated deliverables have a designated workforce and are based on fixed periodic payments. Some process outsourcing contracts provide pricing per transaction. Customers typically have the right to cancel contracts with minimal notice. Contracts with deliverables or project milestones can provide for certain penalties if the deliverables or project milestones are not met within contract timelines.

iGATE services customers in a wide range of industries. Our largest customer is General Electric Company (“GE”) which accounted for approximately 18% and 17% of revenues for the three and six months ended June 30, 2008. For the three and six months ended June 30, 2007, the corresponding figures are 16% and 17% respectively. iGATE is a Global Preferred Partner of GE. Our Global Preferred Partnership status extends through the end of 2009. Our second largest customer, Royal Bank of Canada, accounted for approximately 13% and 12% of revenues for the three and six months ended June 30, 2008, respectively. For the three and six months ended June 30, 2007, the corresponding figures are 12% and 10%, respectively.

Reportable Financial Segments

The Company’s reportable segments include iGATE Solutions, iGATE Professional Services “(iPS”) and iGATE Shared Services. The iGATE Solutions segment’s service offerings include IT and IT enabled operations offshore outsourcing solutions and services to large and medium-sized organizations. These services include software application development and maintenance, system integration, implementation and support of enterprise applications, package evaluation and implementation, re-engineering, data warehousing, business intelligence, analytics, data management and integration, software testing, IT infrastructure management services, transaction processing solutions and services and call center services, through its offshore development centers located in India and global development centers located in the U.S, Malaysia and Canada.

The iPS segment’s offerings include a variety of client-managed and supervised IT staffing service offerings which include enterprise resource package implementation, integration, application support services, client directed software design and customization, brokerage operation and recruitment process outsourcing services. This segment offers services principally in the U.S.

The iGATE Shared Services segment included the operations of iGATE Clinical Research International Inc. and iGATE Clinical Research International Private Limited (collectively “iCRI”), which provides offshore clinical trials for its customers and general corporate expenses, interest income and expense, equity in income or losses of unconsolidated affiliates, minority interest, income or loss from joint ventures and restructuring charges not identified to a specific segment, and other unallocated charges. With the proposed sale of iCRI business (Refer to Note 2 to the condensed consolidated financial statements), the operating segment of the iCRI business has been classified as discontinued operations.

Critical Accounting Policies

Our critical accounting polices are described in the summary of significant accounting policies as discussed in Note 1 of our Form 10-K.

Recently Issued Accounting Pronouncements

The following paragraphs discuss recently issued accounting pronouncements.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163 “Accounting for Financial Guarantee Insurance Contracts”. SFAS No. 163 clarifies how SFAS No. 60, “Accounting and Reporting by Insurance Enterprises”, applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. The Company does not believe that adoption of this accounting standard would have a significant impact on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. SFAS No. 162 becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not expect that the adoption of SFAS No. 162 will have a material impact on its financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company is required to adopt FSP No. FAS 142-3 for fiscal years beginning after December 15, 2008. The Company is evaluating the impact that the adoption of FSP No. FAS 142-3 will have on its financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133.” SFAS No. 161 requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted. The Company is currently evaluating and assessing the impact, if any, of the adoption of SFAS No. 161 on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations.” The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. SFAS No. 141(R) will become effective for the Company beginning January 1, 2009. The Company is currently evaluating the impact of the adoption of SFAS No. 141(R) on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, SFAS No. 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company is currently evaluating and assessing the potential impact, if any, of the adoption of SFAS No. 160 on its consolidated financial statements.

Results of Operations for the Three Months Ended June 30, 2008 as Compared to the Three Months Ended June 30, 2007:

iGATE Solutions (“iGS’)

Revenues of iGS for the three months ended June 30, 2008 were $55.6 million, an increase of $ 7.0 million, or 14.5%, as compared to $ 48.6 million for the three months ended June 30, 2007. Our revenue increase for the periods presented is directly attributable to a combination of new customer wins which contributed an increase of $2.1 million for the three months ended June 30, 2008, and $4.9 million from the increased business with our recurring customers. There is an increase in billable headcount from 5,376 as of June 30, 2007 to 5,875 as of June 30, 2008. This increase in billable headcount directly resulted in increased billable hours and a corresponding increase in revenue. The top 10 customers accounted for 73%, and 69% of the revenue for the three months ended June 30, 2008 and June 30, 2007, respectively.

The gross margin as a percentage of sales (“gross margin percentage”) for iGS was 35.7% for the three months ended June 30, 2008, as compared to 31.2% for the three months ended June 30, 2007. The increase in gross margin percentage was largely attributable to an increase in realized rates for offshore and onsite work and improved utilization. The average onsite and offshore rates improved by 6.1% and 2.2, respectively, in the three months ended June 30, 2008 over the three months ended June 30, 2007. Utilization over the second quarter in 2008 also increased from 75% to 76% as compared to the second quarter of 2007.

Selling, general and administrative expenses (“S,G&A”) include all costs that are not directly associated with iGS’s revenue generating activities. SG&A expenses include employee costs, corporate costs and facilities costs. Employee costs include selling, marketing and administrative salaries and related employee benefits, travel, recruiting and training costs. Corporate costs include costs such as legal, accounting and outside consulting fees. Facilities costs primarily include rent and communications costs.

S,G&A costs for the three months ended June 30, 2008 were $9 million or 16.3% of revenues, as compared to $9.5 million or 19.5% of revenues for the three months ended June 30, 2007. Our net employee cost increased approximately $0.7 million for the three months ended June 30, 2008, as compared to three months ended June 30, 2007, due to annual salary revision in April 2008, increase in support headcount from 489 to 527 and other increases in travel and related costs. Our net corporate cost decreased approximately $0.9 million for the three months ended June 30, 2008 due to recovery of previously provided debt and a decrease in marketing, legal, accounting and administrative charges. Our net facilities costs decreased by $0.2 million for the three months ended June 30, 2008, mainly due to decrease in rental and communication related expenses.

Depreciation and amortization costs for the three months ended June 30, 2008 were $2.7 million or 4.8% of revenues, as compared to $2.6 million or 5.3% of revenues for the three months ended June 30, 2007.

In, June 2007, we recorded a goodwill impairment charge of approximately $1.9 million, related to our July 2006 acquisition of LoanPro. This impairment charge was not considered as part of our discussion of iGS’s SG&A cost and was recorded on a separate line item on our Consolidated Statements of Operations.

Operating income was 14.6% of revenue for the three months ended June 30, 2008 and 2.3% of revenue for the three months ended June 30, 2007. This increase was due primarily to the increases in gross margin by 4.5% and reduction in SG&A costs as a percentage of revenue by 7.8%.

iGATE Professional Services (“iPS”)

Revenues for iPS for the three months ended June 30, 2008 were $24.4 million, a decrease of $2.6 million or 9.7% as compared to $27.0 million for the three months ended June 30, 2007. The decrease was due to overall declines in demand for our staffing services in the financial services sector. The top 10 customers accounted for 64.8%, and 61.2% of the revenue for the three months ended June 30, 2008 and June 30, 2007, respectively.

Gross margin percentage for iPS was 19.5% for the three months ended June 30, 2008, as compared to 22.1% for the three months ended June 30, 2007. The decrease in gross margin is mainly associated with consultant wage increase outpacing bill rate increases and lower utilization levels during the 2008 period.

S,G&A expenses include all costs that are not directly associated with our iPS segment’s revenue generating consultants. S,G&A expenses include employee costs, corporate costs and facilities costs. Employee costs includes sales, recruiting and administrative salaries, bonuses, commissions and related employee benefits, travel, and H1-B processing costs. Corporate costs include items such as legal, marketing and outside services. Facilities costs include rent and communications costs.

S,G&A costs for the three months ended June 30, 2008 were $3 million or 12.3% of revenues, as compared to $3.6 million or 13.2% of revenues for the three months ended June 30, 2007. This $0.6 million decline in S,G&A expenses for the three months ended June 30,2008, reflected lower employee costs, primarily related to bonuses, commissions and H1-B processing fees. Net corporate and facilities costs remained consistent for the periods presented.

Depreciation and amortization costs for the three months ended June 30, 2008 were $0.1 million or 0.3% of revenues, as compared to $0.1 million or 0.3% of revenues for the three months ended June 30, 2007.

Operating income was 6.8% of revenue for the three months ended June 30, 2008 and 8.5% of revenue for the three months ended June 30, 2007. This decline was due primarily to decreases in revenues and corresponding gross margin.

iGATE Shared Services

The iGATE Shared Services segment included the operations of iGATE Clinical Research International Inc. and iGATE Clinical Research International Private Limited (collectively “iCRI”), which provides offshore clinical trials for its customers, and general corporate expenses, interest income and expense, equity in income or losses of unconsolidated affiliates, minority interest, income or loss from joint ventures and restructuring charges not identified to a specific segment, and other unallocated charges. With the proposed sale of the iCRI business (Refer Note 2 to the condensed consolidated financial statements), the operating segment of the iCRI business has been classified as discontinued operations. Consequently, this segment includes only corporate and unallocated costs.

S,G&A costs were $1.3 million for the three months ended June 30, 2008, as compared to $2.1 million for the three months ended June 30, 2007. S,G&A expenses include employee costs, corporate costs and facilities costs. Employee costs include administrative salaries and related employee benefits, travel, recruiting and training costs. Corporate costs include costs such as legal, accounting and outside consulting fees. Facilities costs include rent, depreciation and communications costs.

Our net employee cost decreased approximately $0.5 million for the three months ended June 30, 2008 mainly due to decreases in employee salaries as a result of decrease in overall headcount. Our net corporate cost decreased by $0.3 million due to decrease in our accounting and related fees. Facilities costs remained consistent for the periods presented.

Other Income (Expense) Components

Other income, net for the three months ended June 30, 2008, totaled $0.9 million, compared to $2.5 million for the three months ended June 30, 2007.

During the three months ended June 30, 2008, our net investment income totaled $0.6 million as compared to $1.1 million for the three months ended June 30, 2007. The decrease was due to a decrease in cash and cash equivalents from $50.0 million in June 30, 2007 to $28.0 million in June 30, 2008 and a consequential decrease in investible funds. The decrease in cash was mainly due to the purchase of shares from minority shareholders in iGS. For the three months ended June 30, 2008, we recognized $0.3 million of foreign currency gains in our income statement as compared to a gain of $1.4 million for the three months ended June 30, 2007. These are primarily due to movements of foreign currency rates. As of June 30, 2008 all the outstanding forward contracts met the qualifying criteria to receive hedge accounting. As of June 30, 2007 we took an investment write off for $0.6 million.

Minority interest expense was $0.1 million for the three months ended June 30, 2008 and relates to the minority interest portion of the income of iGS. Minority interest expense was $0.4 million for the three months ended June 30, 2007 also related to the income of iGS. This has reduced due to the change in the minority ownership in iGS to 1.3% as of June 30, 2008 from 18.8% as of June 30, 2007.

Income Taxes

Federal income taxes, calculated at the U.S. statutory rate, totaled $3.3 million for the three months ended June 30, 2008. State income taxes, which totaled $0.1 million for the three months ended June 30, 2008, were calculated using a blended statutory rate, and are net of federal income tax benefit. Our income tax provision was $0.8 million at an effective rate of 8.3% for the three months ended June 30, 2008.

Several items caused variations from our statutory tax provision. iGS is eligible to claim a tax holiday on the majority of its operating income through March 31, 2010. The tax holiday resulted in a benefit of $3.0 million for the three months ended June 30, 2008. iGS’s non-operating income, such as interest income, is not included in the tax holiday and has been considered as part of our income tax provision.

Other variations typically arise because certain expenses or benefits recorded in our financial statements are either limited or disallowed when calculating our income tax provision. Certain expenses such as meals and entertainment and executive compensation are limited for income tax purposes. Other expenses such as minority interest expense are not deductible at all. The impact of the limited or disallowed items discussed above was $0.4 million.

Federal income taxes, calculated at the U.S. statutory rate, totaled $1.0 million for the three months ended June 30, 2007. State income taxes which totaled $0.1 million for the three months ended June 30, 2007, were calculated using a blended statutory rate, and are net of federal income tax benefit. Our income tax provision was $0.5 million at an effective rate of 18.6% for the three months ended June 30, 2007.

Several items caused variations from our statutory income tax provision. iGS is eligible to claim a tax holiday on the majority of its operating income through March 31, 2010. The tax holiday resulted in a benefit of $0.7 million for the three months ended June 30, 2007. iGS’ non-operating income, such as interest income, is not included in the tax holiday, and has been considered as part of our income tax provision.

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

Results of Operations for the Six Months Ended June 30, 2008 as Compared to the Six Months Ended June 30, 2007:

iGATE Solutions (“iGS’)

Revenues of iGS for the six months ended June 30, 2008 were $110.5 million, an increase of $14.0 million or 14.6% as compared to $96.4 million for the six months ended June 30, 2007. Our revenue increase for the periods presented is directly attributable to a combination of new customer wins which contributed an increase of $3.4 million for the six months ended June 30, 2008, and $10.6 million from the increased business with our recurring customers. There is an increase in billable headcount from 5,376 as of June 30, 2007 to 5,875 as of June 30, 2008. This increase in billable headcount directly resulted in increased billable hours and corresponding increase in revenue. The top 10 customers accounted for 72%, and 66% of the revenue for the six months ended June 30, 2008 and June 30, 2007, respectively.

The gross margin as a percentage of sales (“gross margin percentage”) for iGS was 36.4% for the six months ended June 30, 2008, as compared to 31.6% for the six months ended June 30, 2007. The increase in gross margin percentage was largely attributable to an increase in realized rates for offshore and onsite work and improved utilization. The average onsite and offshore rates improved by 7.0% and 3.2% respectively, in the six months ended June 30, 2008 over the six months ended June 30, 2007. Utilization over the first half in 2008 also increased from 73.0% to 76.0% as compared to the first half of 2007.

Selling, general and administrative expenses (“S,G&A”) include all costs that are not directly associated with iGS’s revenue generating activities. SG&A expenses include employee costs, corporate costs and facilities costs. Employee costs include administrative salaries and related employee benefits, travel, recruiting and training costs. Corporate costs include costs such as legal, accounting and outside consulting fees. Facilities costs include primarily rent and communications costs.

S,G&A costs for the six months ended June 30, 2008 were $19.6 million or 17.7% of revenues, as compared to $18 million or 18.7% of revenues for the six months ended June 30, 2007. Our net employee cost increased approximately $1.8 million for the six months ended June 30, 2008, as compared to the six months ended June 30, 2007, due to annual salary revision in April 2008, increase in support headcount from 462 to 527 and other increases in travel and related costs. Our net corporate cost decreased approximately $0.6 million for the six months ended June 30, 2008 due to the decrease in marketing, bad debt and general corporate costs. Our net facilities costs increased by $0.5 million for the six months ended June 30, 2008, mainly due to an increase in maintenance of facilities due to enhanced capitalization in India.

Depreciation and amortization costs for the six months ended June 30, 2008 were $5.8 million or 5.3% of revenues, as compared to $5.1 million or 5.3% of revenues for the six months ended June 30, 2007.

In, June 2007, we recorded a goodwill impairment charge of approximately $1.9 million, related to our July 2006 acquisition of LoanPro. This impairment charge was not considered as part of our discussion of iGS’ SG&A cost and was recorded on a separate line item on our Consolidated Statements of Operations.

Operating income was 13.4% of revenue for the six months ended June 30, 2008 and 5.6% of revenue for the six months ended June 30, 2007. This increase was due primarily to the increase in gross margin by 4.8% and decrease in SG&A costs as percentage of revenue by 3.0%.

iGATE Professional Services (“iPS”)

Revenues for iPS for the six months ended June 30, 2008 were $49.3 million, a decrease of $4.8 million or 8.8% as compared to $54.1 million for the six months ended June 30, 2007. The decrease was due to overall declines in demand for our staffing services in the financial services sector. The top 10 customers accounted for 63.8%, and 62.7% of the revenue for the six months ended June 30, 2008 and June 30, 2007, respectively.

Gross margin percentage for iPS was 19.7% for the six months ended June 30, 2008, as compared to 22.3% for the six months ended June 30, 2007. The decrease in gross margin is mainly associated with consultant wage increase outpacing bill rate increases and lower utilization levels during the 2008 period.

S,G&A expenses include all costs that are not directly associated with our iPS segment’s revenue generating consultants. S,G&A expenses include employee costs, corporate costs and facilities costs. Employee costs includes sales, recruiting and administrative salaries, bonuses, commissions and related employee benefits, travel, and H1-B processing costs. Corporate costs include items such as legal, marketing and outside services. Facilities costs include rent and communications costs.

S,G&A costs for the six months ended June 30, 2008 were $6.5 million or 13.3% of revenues, as compared to $7.4 million or 13.7% of revenues for the six months ended June 30, 2007. This $0.9 million decline in S,G&A expenses for the six months ended June 30, 2008, reflected lower employee costs, primarily related to bonuses, commissions and H1-B processing fees. Net corporate and facilities costs remained consistent for the periods presented.

Depreciation and amortization costs for the six months ended June 30, 2008 were $0.2 million or 0.3% of revenues, as compared to $0.2 million or 0.3% of revenues for the six months ended June 30, 2007.

Operating income was 6.1% of revenue for the six months ended June 30, 2008 and 8.2% of revenue for the six months ended June 30, 2007. This decline was due primarily to decreases in revenues and corresponding gross margin.

iGATE Shared Services

The iGATE Shared Services segment included the operations of iGATE Clinical Research International Inc. and iGATE Clinical Research International Private Limited (collectively “iCRI”), which provides offshore clinical trials for its customers, and general corporate expenses, interest income and expense, equity in income or losses of unconsolidated affiliates, minority interest, income or loss from joint ventures and restructuring charges not identified to a specific segment, and other unallocated charges. With the proposed sale of iCRI business (Refer Note 2 to the condensed consolidated financial statements), the operating segment of iCRI business has been classified as Discontinued Operations. Consequently, this segment includes only corporate and unallocated costs.

S,G&A costs were $2.8 million for the six months ended June 30, 2008, as compared to $4.1 million for the six months ended June 30, 2007. S,G&A expenses include employee costs, corporate costs and facilities costs. Employee costs include administrative salaries and related employee benefits, travel, recruiting and training costs. Corporate costs include costs such as legal, accounting and outside consulting fees. Facilities costs include rent, depreciation and communications costs.

Our net employee cost decreased approximately $0.9 million for the six months ended June 30, 2008 mainly due to decreases in employee salaries as a result of decrease in overall headcount. Our net corporate cost decreased by $0.4 million due to decrease in our accounting and related fees. Facilities costs remained consistent for the periods presented.

Other Income (Expense) Components

Other income, net for the six months ended June 30, 2008, totaled $2.3 million, compared to $4.0 million for the six months ended June 30, 2007.

During the six months ended June 30, 2008, our net investment income totaled $1.2 million as compared to $2.1 million for the six months ended June 30, 2007. The decrease was due to a decrease in cash and cash equivalents from $50.0 million in June 30, 2007 to $28.0 million in June 30, 2008 and consequential decrease in investible funds. The decrease in cash was mainly to purchase shares from minority shareholders in iGS. For the six months ended June 30, 2008, we recognized $1.0 million of foreign currency gain in our income statement. These are primarily due to movements of foreign currency rates. For the six months ended June 30, 2007, we recognized $1.9 million of favorable marked to market recoveries on our ineffective hedges up to March 31, 2007 and favorable movement of foreign currencies for our effective hedges for the three months ended June 30, 2007. As of June 30, 2008 all the outstanding forward contracts met the qualifying criteria to receive hedge accounting. During the six months ended June 30, 2008, we also recorded a gain of $0.1 million on sale of certain fixed assets of our Bangalore facility.

As of June 30, 2007, we took an investment write off for $0.6 million.

Minority interest expense was $0.4 million for the six months ended June 30, 2008 and relates to the minority interest portion of the income of iGS. Minority interest expense was $1.3 million for the six months ended June 30, 2007, also related to the income of iGS. This has reduced due to the change in the minority ownership in iGS to 1.3% as of June 30, 2008 from 18.8% as of June 30, 2007.

Income Taxes

Federal income taxes, calculated at the U.S. statutory rate, totaled $5.9 million for the six months ended June 30, 2008. State income taxes which totaled $0.1 million for the six months ended June 30, 2008, were calculated using a blended statutory rate, and are net of federal income tax benefit. Our income tax provision was $0.9 million at an effective rate of 5.6% for the six months ended June 30, 2008.

Several items caused variations from our statutory tax provision. iGS is eligible to claim a tax holiday on the majority of its operating income through March 31, 2010. The tax holiday resulted in a benefit of $5.3 million for the six months ended June 30, 2008. iGS’s non-operating income, such as interest income, is not included in the tax holiday, and has been considered as part of our income tax provision.

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

Federal income taxes, calculated at the U.S. statutory rate, totaled $2.8 million for the six months ended June 30, 2007. State income taxes which totaled $0.2 million for the six months ended June 30, 2007 were calculated using a blended statutory rate, and are net of federal income tax benefit. Our income tax provision was $1.1 million at an effective rate of 14.2% for the six months ended June 30, 2007.

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

Other variations typically arise because certain expenses or benefits recorded to our financial statements are either limited or disallowed when calculating our income tax provision. Also, certain expenses such as meals and entertainment and executive compensation are limited for income tax purposes. Other expenses such as minority interest expense are not deductible at all. The impact of the limited or disallowed items discussed above was $0.5 million.

Liquidity and Capital Resources

Cash from Operations

Cash provided by operations was $23.1 million for the six months ended June 30, 2008. Factors contributing to our cash provided by operations were net income of $15.9 million for the period offset by an increase in accounts receivable of $11.0 million. The increase in accounts receivable is due to an increase in sales and increase in days of sales outstanding from 61 days as on December 31, 2007 to 67 days as on June 30, 2008. The decrease in other significant working capital includes an increase of $10.0 million in accrued and other liabilities on account of movement in deferred tax, and mark to market losses on effective hedging and decrease in prepaid assets for $4.6 million. This inflow was mainly offset by a decrease in restructuring reserve of $0.5 million, realized gain on investment of $1.3 million. During the period, significant non cash items totaled $8.3 million and included depreciation and amortization cost of $6.0 million and stock based compensation expense of $2.3million.

Cash provided by operations was $14.7 million for the six months ended June 30, 2007. Factors contributing to our cash provided by operations were net income of $6.4 million offset by an increase in accounts receivable of $2.7 million. Significant non cash items during the six months ended June 30, 2007 totaled $11.1 million and included depreciation and amortization, stock based compensation expense, bad debt expense, minority interest, equity income of affiliated companies, deferred taxes, gains on derivative instruments and gains on investments.

The Company believes that the combination of present cash balances, availability under its line of credit with Citibank, and future operating cash flows will be adequate to meet the Company’s currently anticipated cash requirements over the next 12 months.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2008 was $43.0 million, as compared to cash used in by investing activities of $15.6 million for the six months ended June 30, 2007.

During the six months ended June 30, 2008, iGATE repurchased 1.8 million shares for $18.4 million of iGS as part of iGS’s delisting from Indian stock exchanges. The Company also settled for cash vested iGS stock options of iGS employees for $8.4 million. The total outflow for the six months ended June 30, 2008 on account of iGS stocks and option settlement was $26.8 million.

Our capital expenditures were $6.3 million and $5.2 million for the six months ended June 30, 2008 and 2007, respectively. Significant portions of capital expenditures in both periods presented were due to expansion of our facilities in Bangalore, India.

We have increased our short-term investment portfolios by $8.4 million and $10.4 million for the six month periods ended June 30, 2008 and 2007, respectively.

Financing Activities

Cash provided by financing activities was $0.8 million and $1.5 million for the six months period ended June 30, 2008 and 2007, respectively. Sources of cash related to stock option exercises were $0.9 million.

Payments on secured financing for automobiles in India were $0.1 million and $0.1million for the six month periods ending June 30, 2008 and 2007, respectively.

On May 21, 2008, iGS entered into a loan agreement with Citibank N.A. that provided for a $6.5 million working capital line of credit. The loan is secured by hypothecation of iGS’s present and future receivables, investments, rights to or on moveable properties and moveable current assets. As at June 30, 2008, iGS did not have any amounts outstanding under the line of credit.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Factors

Market risk factors associated with our business are discussed in Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes from the market risk factors previously disclosed in the Company’s Form 10-K.

Effect of Hypothetical Currency Rate Fluctuations

Our primary net foreign currency exposure is the Rupee. The fair value of foreign exchange contracts is subject to changes in foreign currency exchange rates.

As of June 30, 2008, the potential gain or loss in the fair value of iGS outstanding foreign currency contracts assuming hypothetical 10%, 5%, 2% and 1% fluctuations in currency rates would be approximately:

					Fair Value as of June 30, 2008
	Valuation given X% decrease in Rupee / USD rate					Valuation given X% increase in Rupee / USD rate
	(10%)	(5%)	(2%)	(1%)		1%	2%	5%	10%
Rupee to U.S. Rate	38.73	40.833	42.17	42.60	43.035	43.46	43.892	45.186	47.33
Derivative Instruments	$5.0	$(1.5)	$(5.4)	$(6.7)	$(7.5)	$(9.3)	$(10.7)	$(14.5)	$(21.0)

Inflation

We do not believe that inflation had a significant impact on our results of operations for the periods presented. On an ongoing basis, we attempt to minimize any effects of inflation on our operating results by controlling operating costs and whenever possible, seeking to insure that billing rates reflect increases in costs due to inflation.

For all significant foreign operations, the functional currency is the local currency. Assets and liabilities of these operations are translated at the exchange rate in effect at each period end. Statement of Operations accounts are translated at the average exchange rate prevailing each month. Translation adjustments arising from the use of differing exchange rates from period to period are included as a component of other comprehensive income.

Seasonality

Our operations are generally not affected by seasonal fluctuations. However, our consultants’ billable hours are affected by national holidays and vacation policies, which vary by country and by operating company.

Economic Trends and Outlook

We believe that the IT and business process outsourcing (“BPO”) industries in India are in their infancy, and that significant revenue and profit growth opportunities remain ahead of us. The global market for IT services and BPO services is estimated to be more than $1 trillion by 2010. McKinsey & Company and the National Association of Software and Services Companies, an Indian industry group, have estimated that just 10% of the global market for the types of IT and BPO services we offer has been penetrated. Our long-term goal is to be a significant player in the offshore services industry with a healthy core business in IT and IT enabled offshore operations outsourcing solutions and services supplemented with higher-growth specialty practices such as iTOPS and in areas such as insurance and mortgage services, finance and accounting, enterprise solutions, infrastructure management, data management and software testing.

Our goals for 2008 include a focus on accelerating revenue growth by aggressively pursing larger, Global 2000 clients and multi-year projects and advancing our new service offerings. We will also remain squarely focused on continuing to improve margins and overall profitability.

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the six months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

Risk factors associated with our business are discussed in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K.

ITEM 6.	EXHIBITS

(a)	Exhibits

10.8	Goods Security agreement dated May 21, 2008 by and among iGATE Global Solutions Ltd., and Citibank N.A. is filed herewith.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer is filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer is filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 1st day of August, 2008.

iGATE CORPORATION

August 1, 2008	/S/ PHANEESH MURTHY
Phaneesh Murthy Chief Executive Officer and Director

/S/ RAMACHANDRAN NATESAN
Ramachandran Natesan Chief Financial Officer

EXHIBIT INDEX

10.8	Goods Security Agreement dated May 21, 2008 by and among iGATE Global Solutions Ltd., and Citibank N.A. is filed herewith.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer is filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer is filed herewith.