Form 10-Q
period 2008-09-30
IGATE CORP
filed 2008-11-06
CIK 1024732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐		Accelerated filer ☒

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of October 31, 2008 was 54,154,740.

iGATE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2008

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

iGATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues	$55,418	$50,390	$167,298	$148,099
Cost of revenues (exclusive of item shown separately below)	34,143	34,287	105,820	101,439

Gross margin	21,275	16,103	61,478	46,660
Selling, general and administrative	11,378	9,951	33,092	31,298
Depreciation and amortization	2,449	2,705	8,345	7,841
Goodwill impairment	—	—	—	1,950

Income from operations	7,448	3,447	20,041	5,571
Other income, net	968	804	3,198	4,770
Minority interest	—	(653)	(371)	(1,966)
Gain (loss) on investment	—	407	—	(193)
Equity in income of affiliated companies	—	94	2	221

Income from continuing operations before income taxes	8,416	4,099	22,870	8,403
Income tax (benefit) expense	(40)	1,150	541	1,749

Income from continuing operations	8,456	2,949	22,329	6,654
(Loss) income from discontinued operations, net of taxes	(162)	1,382	1,781	4,076

Net income	$8,294	$4,331	$24,110	$10,730

Net earnings from continuing operations per common share—basic	0.15	0.05	0.42	0.12
Net (loss) earnings from discontinued operations per common share—basic	—	0.03	0.03	0.08

Net earnings per common share—basic	$0.15	$0.08	$0.45	$0.20

Net earnings from continuing operations per common share—diluted	0.15	0.05	0.40	0.12
Net (loss) earnings from discontinued operations per common share—diluted	—	0.03	0.03	0.08

Net earnings per common share—diluted	$0.15	$0.08	$0.43	$0.20

See accompanying notes.

iGATE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	September 30, 2008 (Unaudited)	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$29,919	$46,655
Short-term investments	31,441	25,295
Accounts receivable, net	35,885	31,708
Unbilled revenues	10,875	8,539
Prepaid and other current assets	3,286	10,077
Prepaid income taxes	1,715	894
Deferred tax assets	551	63
Receivable from Mastech	2,681	536
Current assets of discontinued operations	—	16,269

Total current assets	116,353	140,036

Non-current assets of discontinued operations	—	2,351
Deposits	2,859	2,126
Investments	1,065	943
Land, building, equipment and leasehold improvements, net	34,033	34,239
Deferred tax assets	4,807	—
Intangible assets, net	3,369	1,003
Goodwill	30,284	35,773

Total assets	$192,770	$216,471

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,516	$3,846
Accrued payroll and related costs	10,991	14,384
Accrued income taxes	—	631
Accrued expenses	14,481	7,968
Foreign exchange derivative contracts	6,549	—
Other current liabilities	4,989	9,719
Restructuring reserve	443	1,058
Deferred revenue	616	495
Current liabilities of discontinued operations	—	8,335

Total current liabilities	40,585	46,436
Other long-term liabilities	4,971	536
Foreign exchange derivative contracts, long term	3,096	—
Deferred tax liabilities	1,248	7,096

Total liabilities	49,900	54,068

Minority interest	—	6,437
Shareholders’ equity:
Preferred shares, without par value: 20,000,000 shares authorized, 1 share held in treasury in 2008 and 2007	—	—
Common shares, par value $0.01 per share:
100,000,000 shares authorized, and 55,106,374 and 54,619,807 shares issued as of September 30, 2008 and December 31, 2007, respectively	551	546
Common shares held in treasury, at cost, 990,102 shares	(14,714)	(14,714)
Additional paid-in capital	171,536	165,757
Retained earnings (deficit)	8,820	(6,026)
Accumulated other comprehensive (loss) income	(23,323)	10,403

Total shareholders’ equity	142,870	155,966

Total liabilities and shareholders’ equity	$192,770	$216,471

See accompanying notes.

iGATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months ended September 30,
	2008	2007
Cash Flows From Operating Activities:
Net income	$24,110	$10,730
Less: Income from discontinued operations, net of taxes	1,781	4,076
Adjustments to reconcile net income to cash provided by continuing operations:
Depreciation and amortization	8,345	7,841
Stock based compensation	3,443	2,684
Receipts from termination of land sale contract	(1,148)	—
Realized gain on investments	(1,805)	(407)
Bad debt expense	334	171
Deferred income taxes	(2,869)	(1,044)
Equity in income of affiliated companies	(2)	(221)
Gain on sale of fixed assets	(105)	—
Minority interest	371	1,966
Unrealized loss on derivative instruments	740	174
Impairment of goodwill	—	1,950
Realized loss on sale of affiliated company	—	642
Working capital items:
Accounts receivable and unbilled receivable	(14,745)	(3,461)
Prepaid and other assets	3,945	(828)
Accounts payable	(831)	612
Accrued and other liabilities	15,807	2,894
Deferred revenue	223	(415)
Restructuring reserve	(615)	(188)

Net cash flows provided by operating activities—continuing operations Net cash flows provided by operating activities—discontinued operations	33,417 2,608	19,024 2,438

Cash Flows From Investing Activities:
Additions to land, building, equipment and leasehold improvements, net	(10,897)	(6,746)
Purchases of investments, net	(10,449)	(10,756)
Receipts from termination of land sale contract	1,148	—
Payments for lease deposits	(1,181)	—
Proceeds from sale of iCRI, net of cash transferred	2,925	—
Purchase of iGS stock and stock option settlement	(28,137)	—
Proceeds from sale of joint venture	905	—

Net cash flows used in investing activities—continuing operations	(45,686)	(17,502)
Net cash flows used in investing activities—discontinued operations	(164)	(379)

Cash Flows From Financing Activities:
Payments on secured financing	(193)	(181)
Cash portion of iPS business distributed to shareholders	(4,777)	—
Net proceeds from exercise of stock options	1,885	2,540
Tax benefits related to stock option exercises	90	—

Net cash flows provided by financing activities—continuing operations Net cash flows provided by financing activities—discontinued operations	(2,995 —)	2,359 —

Effect of currency translation	(6,945)	(1,476)

Net change in cash and cash equivalents	(19,765)	4,464
Cash and cash equivalents, beginning of period of continuing operations	46,655	46,077
Cash and cash equivalents, beginning of period of discontinued operations	3,029	6,077
Cash and cash equivalents, end of the period of discontinued operations	—	(2,975)

Cash and cash equivalents, end of period	29,919	53,643

See accompanying notes

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007

(Amounts in thousands)

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

The accompanying balance sheet and financial information as of December 31, 2007 is derived from audited financial statements but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2007.

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated except as discussed in Note 2 below.

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

2. Discontinued Operations

On April 16, 2008, the Company executed an agreement to sell iGATE Clinical Research International Inc., and iGATE Clinical Research International Private Limited (collectively “iCRI”). On July 31, 2008, the Company concluded the sale of iCRI for cash consideration of approximately $3.6 million which includes a cash transfer of $0.7 million. The sale resulted in a gain of approximately $1.8 million, which is included in income from discontinued operations.

On February 26, 2008, the Board of Directors of iGATE authorized management to pursue the divestiture of its Professional Services segment (“iPS”), either through a sale or a tax-free separation where the Professional Services business, subject to certain conditions, would be contributed to a new corporation (Mastech Holdings Inc., or “Mastech”) and such corporation’s common stock would be distributed to iGATE’s shareholders,

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2008 AND 2007

(Amounts in thousands)

creating a separate public company with its own management and board of directors. On September 4, 2008, the Board of Directors authorized management to utilize a tax-free separation for the divestiture and declared a stock dividend consisting of 1 share of Mastech for each 15 shares of iGATE.

On September 30, 2008, the Company completed the spin-off of Mastech. The distribution of common stock of the newly formed company was considered a tax free transaction for the Company and for its shareholders.

The Company incurred costs of approximately $3 million including amounts associated with investment banking fees and other transaction costs related to the spin-off, which are included in income from discontinued operations.

iGATE will continue to provide Mastech employees with coverage under iGATE employee benefit plans through December 31, 2008. However, Mastech will reimburse iGATE premiums for such services and coverage.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets”, the assets and liabilities, results of operations and cash flows of iCRI and Mastech have been classified as discontinued operations in the Condensed Consolidated Financial Statements for all periods presented through the date of sale and spin-off. Cash flows of iCRI and Mastech have been segregated in the Condensed Consolidated Statement of Cash Flows as separate line items within operating, investing and financing activities.

In accordance with Emerging Issues Task Force (“EITF”) Issue no. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations” the Company determined that the outsourcing services provided by iGATE Solutions (“iGS”) to Mastech are not significant and hence do not result in significant continuing involvement in the operations of Mastech. These services are provided in the normal course of business and are expected to continue post spin-off. Revenue billed by iGS to Mastech, which was an intercompany transaction prior to the spin-off and hence eliminated in the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2008 amounting to $0.5 million and $1.4 million, respectively, and September 30, 2007, amounting to $0.8 million and $2.1 million, respectively, is reported within the income from continuing operations. Related receivable by iGS from Mastech amounting to $0.4 million and $0.5 million as at September 30, 2008 and December 31, 2007, respectively, is reported on the balance sheets.

The financial information for the discontinued operations is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues	$24,396	$26,587	$75,724	$81,640
Gain on sale of investment	1,830	—	1,830	—
Spin-off transaction costs	2,997	—	2,997	—
(Loss) income from discontinued operations before tax	(93)	1,620	2,178	4,720
Income tax expense	69	238	397	644

(Loss) income from discontinued operations, net of tax	$(162)	$1,382	$1,781	$4,076

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2008 AND 2007

(Amounts in thousands)

	September 30, 2008	December 31, 2007
Assets:
Building, equipment and leasehold improvements, net	$—	$1,467
Goodwill	—	789
Other assets	—	13,335
Cash	—	3,029

Assets of discontinued operations	$—	$18,620

Liabilities:
Accounts payable	$—	$2,880
Other liabilities	—	5,455

Liabilities of discontinued operations	$—	$8,335

3. Goodwill and Intangible Assets

In connection with the delisting of the Company’s majority-owned subsidiary, iGS from the Indian stock exchanges, the Company continued to increase its ownership in iGS to 99.10% as of September 30, 2008 from 93.45% as of December 31, 2007 at a cost of $20.1 million. The Company is currently in the process of acquiring the remaining outstanding minority shares. The delisting process began in 2007 and the total cost of acquisition of shares through September 30, 2008 is $64.6 million, including $2.8 million payable to the remaining shareholders included in other current liabilities. The total estimated cost of acquisition has been allocated to the assets acquired and liabilities assumed based on a determination of their fair value. The following table summarizes the allocation.

Amount
Minority interest	$19,234
Intangible (customer relationships)	4,352
Land	4,074
Building and other assets	2,067
Goodwill	26,568
Reversal of deferred tax liability on iGS dilution gain	9,710
Deferred tax liability	(1,417)

Total purchase consideration	$64,588

Changes in the carrying value of goodwill are as follows:

Amount
Goodwill as of December 31, 2007	$35,773
Goodwill on acquisition of iGS	6,743
Purchase price allocation adjustment	(6,576)
Foreign currency translation effect	(5,656)

Goodwill as of September 30, 2008	$30,284

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2008 AND 2007

(Amounts in thousands)

Intangible assets as at September 30, 2008 comprised of customer relationships of $9.1 million and accumulated amortization on them of $5.7 million.

4. Income Taxes

The provision (benefit) for income taxes, as shown in the accompanying Condensed Consolidated Financial Statements, consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Current provision (benefit):
Federal	$(98)	$757	$(286)	$1,108
State	211	263	29	53
Foreign	1,124	1,030	3,627	1,520

Total current provision	1,237	2,050	3,370	2,681

Deferred provision (benefit):
Federal	(1,012)	129	(327)	321
State	(151)	(190)	128	48
Foreign	(1,109)	(613)	(3,448)	(940)
Valuation allowance	995	(226)	818	(361)

Total deferred (benefit)	(1,277)	(900)	(2,829)	(932)

Total (benefit) provision for income taxes	$(40)	$1,150	$541	$1,749

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes were as follows:

	Three Months Ended September 30, 2008		Three Months Ended September 30, 2007
Income taxes computed at the federal statutory rate	$2,946	35.0%	$1,435	35.0%
State income taxes, net of federal tax benefit	39	0.5	49	1.2
Foreign taxes at other than U.S. statutory rate	(3,073)	(36.6)	(634)	(15.5)
Minority interest	—	—	226	5.6
Amortization of acquired intangibles	90	1.1	—	—
Other—net	(1,038)	(12.3)	300	7.3
Valuation allowance	996	11.8	(226)	(5.5)

	$(40)	(0.5)%	$1,150	28.1%

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2008 AND 2007

(Amounts in thousands)

	Nine Months Ended September 30, 2008		Nine Months Ended September 30, 2007
Income taxes computed at the federal statutory rate	$8,004	35.0%	$2,941	35.0%
State income taxes, net of federal tax benefit	102	0.4	66	0.8
Foreign taxes at other than U.S. statutory rate	(8,310)	(36.3)	(2,993)	(35.7)
Minority interest	130	0.6	688	8.2
Amortization of acquired intangibles	259	1.1	—	—
Other—net	(462)	(2.0)	1,408	16.8
Valuation allowance	818	3.6	(361)	(4.3)

	$541	2.4%	$1,749	20.8%

Under the Indian Income Tax Act, 1961, iGS is eligible to claim a tax holiday for ten consecutive assessment years on profits derived from the export of software services from divisions registered under the Software Technology Parks at Bangalore, Chennai, Hyderabad and Noida. On certain of the units, the benefits of the holiday expired in 2005. Additionally, the tax holiday for one of the units in Chennai expired effective April 1, 2008.

For the three months ended September 30, 2008 and 2007 the tax holiday resulted in benefits of $3 million and $0.6 million, respectively, when calculated at the statutory U.S. rate. For the nine months ended September 30, 2008 and 2007 the corresponding benefits were $8.3 million and $3.0 million, respectively. On May 10, 2008, the finance bill of India was passed whereby the tax holiday period was extended for one more year through March 31, 2010. The extension of the holiday period did not have a material effect on the net deferred tax assets recognized by the Company. The majority of the tax holiday benefits will extend through March 31, 2010.

5. Earnings Per Share

The Company computes earnings per share in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share adjusts basic earnings per share for the effects of stock options, restricted common stock and other potentially dilutive financial instruments in the periods in which the effects are dilutive. For the three and nine months ended September 30, 2008 and 2007, the weighted average number of shares used in calculating diluted earnings per share includes stock options and restricted common shares.

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2008 AND 2007

(Amounts in thousands)

The following table sets forth the computation of earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Numerator:
Net income from continuing operations	$8,456	$2,949	$22,329	$6,654
Net income/(loss) from discontinued operations	(162)	1,382	1,781	4,076

Net income from operations	$8,294	$4,331	$24,110	$10,730

Denominator:
Basic weighted average common shares	53,985	53,446	53,818	53,234
Dilutive effect of stock options and restricted shares outstanding	1,758	519	1,639	573

Diluted weighted average common shares	55,743	53,965	55,457	53,807

6. Comprehensive (Loss) Income

The components of comprehensive (loss) income, net of tax, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$8,294	$4,331	$24,110	$10,730
Unrealized gain on investments	129	1,282	319	1,282
Unrecognized actuarial gain on pension liability	96	—	96	—
Change in fair value of cash flow hedges	(5,232)	—	(11,170)	—
Foreign currency translation	(9,362)	1,942	(22,971)	7,105

Comprehensive (loss) income	$(6,075)	$7,555	$(9,616)	$19,117

The Company’s forward and option contracts to hedge foreign currency cash flows will mature by June 30, 2011. As each contract matures, the Company will receive Rupees at the contracted rate while delivering either the U.S. Dollar (“USD”) or Canadian Dollar (“CAD”) equivalent of Rupees at the prevailing Rupee exchange rate. Accordingly, the effective portion of gains and losses is deferred as a component of other comprehensive income (loss) and is recognized in earnings at the time the hedged item affects earnings. Gains and losses due to hedge ineffectiveness or related to contracts which do not qualify for hedge accounting are recorded in current period earnings and included in “other income and expense”.

7. Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” except as it applies to the non-financial assets and non-financial liabilities subject to Financial Staff Positions (“FSP”) FAS 157-2, “Effective Date of FASB Statement No.157” (“FSP FAS 157-2”). SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2008 AND 2007

(Amounts in thousands)

orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1—Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2—Includes other inputs that are directly or indirectly observable in the marketplace.

Level 3—Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. In accordance with SFAS 157, the Company measures cash equivalents, marketable securities and foreign currency derivative contracts at fair value. Cash equivalents and marketable securities are primarily classified within Level 1 or Level 2. This is because the cash equivalents and marketable securities are valued primarily using quoted market prices or alternative pricing sources and models utilizing market observable inputs. The foreign currency derivative contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments in inactive markets.

Assets and liabilities measured at fair value are summarized below:

Description	September 30, 2008	Fair value measurement at reporting date using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets
Short term investments:
Money market mutual funds	$30,802	$30,802	—	—

Total assets	$30,802	$30,802

Liabilities
Other current liabilities
Foreign currency derivative contracts	$10,476	—	$10,476	—

Total liabilities	$10,476	—	$10,476	—

Effective January 1, 2008, the Company also adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an Amendment of FASB Statement No. 115”, which allows an entity to choose to measure certain financial instruments and liabilities at fair value on a contract-by-contract basis. Subsequent fair value measurement for the financial instruments and liabilities an entity chooses to measure will be recognized in earnings. As of September 30, 2008, the Company did not elect such an option for the financial instruments and liabilities.

In October 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2008 AND 2007

(Amounts in thousands)

(“FSP 157-3”). FSP 157-3 clarifies the application of SFAS No. 157, “Fair Value Measurements”, in a market that is not active and is intended to address the following application issues

•

How the reporting entity’s own assumptions (that is, expected cash flows and appropriately risk-adjusted discount rates) should be considered when measuring fair value when relevant observable inputs do not exist.

•	How available observable inputs in a market that is not active should be considered when measuring fair value.

•

How the use of market quotes (for example, broker quotes or pricing services for the same or similar financial assets) should be considered when assessing the relevance of observable and unobservable inputs available to measure fair value.

FSP 157-3 is effective on issuance, including prior periods for which financial statements have not been issued. As such, the FSP 157-3 is effective for the Company for the reporting period ended 30 September 2008. Adoption of FSP 157-3 did not have a significant impact on the Company’s financial statements.

8. Employee Benefits

Defined Contribution Plan

iGS’ eligible employees in India participate in the Employees’ Provident Fund (the “Provident Fund”), which is a defined contribution plan. The employee and the Company make monthly contributions of a specified percentage of salary to the Provident Fund, which is administered by the prescribed authority in India. The aggregate contributions along with interest thereon are paid at retirement, death, incapacitation or termination of employment after a specified period of service. The Company’s contribution to the Provident Fund for the three months ended September 30, 2008 and 2007 was $0.5 million and $0.5 million, respectively and for the nine months ended September 30, 2008 and 2007 it was $1.6 million and $1.5 million, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net periodic plan cost
Service cost	$284	$186	$735	$474
Interest cost	33	27	99	74
Expected return on plan asset	(23)	(16)	(64)	(44)
Recognized net actuarial loss (gain)	25	7	(52)	35

Net periodic plan cost for the period	$319	$204	$718	$539

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2008 AND 2007

(Amounts in thousands)

9. Share-based compensation

During the three months and nine months ended September 30, 2008, the Company granted 132,613 and 155,269 options, respectively and 72,534 and 581,544 restricted stock awards, respectively. During the three months and nine months ended September 30, 2007 the Company granted 534,787 and 785,151 stock options respectively.

Share-based compensation expense recorded in income from continuing operations during the three and nine months ended September 30, 2008 and 2007 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Share-based compensation recorded in
—Cost of revenues	$584	$586	$1,559	$1,379
—Selling, general and administrative expense	750	410	1,884	1,305

Total share-based compensation expense	1,334	996	3,443	2,684
Estimated income tax benefit	(41)	(30)	(146)	(96)

Share-based compensation expense, net of estimated taxes	$1,293	$966	$3,297	$2,588

The share-based compensation expense recorded in income from discontinued operation during the three and nine months ended September 30, 2008 was $93 and $169, respectively, and September 30, 2007 was $177 and $522, respectively.

During the three and nine months ended September 30, 2008 and 2007, the fair value of stock options and restricted stock awards was estimated at the date of grant using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Expected life (in years)	4.38 years	4.5 years	4.38 years	4.5 years
Risk free interest rate	3.05%	4.57%	3.05%	4.57%
Volatility	56.64%	64.02%	56.64%	64.02%
Dividend yield	—	—	—	—

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

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2008 AND 2007

(Amounts in thousands)

shareholders’ equity. The fair value of options and restricted stock awards issued subsequent to the introduction of the FBT is determined after considering the FBT as an additional component of the exercise price at the grant date.

As more fully explained in Note 2 of the Condensed Consolidated Financial Statements, the Company spun off the Professional Services segment of its business to a newly organized company known as Mastech effective September 30, 2008.

In accordance with the anti-dilution provisions of the Company’s stock plan, to compensate for the intrinsic value lost by iGATE employee option holders due to the spin-off, the Company made additional grants to the continuing iGATE employees of 31,933 and 146,909 vested and unvested employee stock options, respectively. The unvested options vest over the same vesting period as the original unvested options. The Company accounted for these as new grants during the quarter.

The Company modified the vested options initially granted to the Mastech employees prior to the spin-off so that such optionees will have a period of twelve months following the spin-off to exercise the options. The modification did not result in any additional charge since the exercise period was in effect reduced to one year as opposed to the balance of the original ten year option term. The Company considered the above substitution of options as a modification of awards. However, since the conversion of Mastech awards is designed to maintain the same aggregate intrinsic value and ratio of intrinsic value to fair value, the actual adjustment resulting from the operation of that feature did not result in incremental compensation cost.

Additionally, all unvested iGATE options and awards to Mastech employees were substituted with options and awards to purchase Mastech common stock with the same term, vesting schedule and intrinsic value as existed with respect to such iGATE stock option on September 30, 2008 in conjunction with the spin-off.

10. Other income, net

Components of other income recorded in continuing operations for the three and nine months period ended September 30, 2008 and 2007 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Investment income	$552	$1,059	$1,706	$3,072
Interest expense	(24)	(26)	(68)	(71)
Foreign exchange gain, net	14	151	903	2,069
Other	426	(380)	657	(300)

Other income, net	$968	$804	$3,198	$4,770

11. Capital Structure

During the three months ended September 30, 2008 and 2007, the Company issued 0.3 million and 0.4 million shares, respectively upon exercise of stock options. For the nine months ended September 30, 2008 and 2007, the Company issued 0.5 million and 0.6 million shares, respectively upon the exercise of stock options.

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2008 AND 2007

(Amounts in thousands)

12. Segment information

The Company’s reportable segments through June 30, 2008 were iGATE Solutions (“iGS”), iGATE Professional Services (“iPS”) and iGATE Shared Services (“iSS”). The iGS segment’s service offerings includes Information Technology (“IT”) and IT enabled operations, offshore outsourcing solutions and services to large and medium-sized organizations. The iPS segment’s offerings included a variety of client-managed and supervised IT staffing service offerings. This segment services are offered principally in the United States of America. The iSS segment’s offerings included the operations of the clinical research business (i.e. iGATE Clinical Research International Inc. and iGATE Clinical Research International Private Limited collectively “iCRI”) and the corporate shared service division of the Company.

On July 31, 2008, the Company sold off its clinical research business. Additionally, pursuant to an enterprise reorganization, the Company assigned the resources, including employees, relating to the corporate shared service division in the iSS segment to the iGS segment of its business. Also, as more fully explained in Note 2 of the Condensed Consolidated Financial Statements, effective September 30, 2008, the Company spun off the iPS segment of its business into a newly formed company known as Mastech Holdings, Inc.

As a consequence of the above mentioned events, currently the business of the Company is comprised solely of the iGS segment (i.e. iGATE). Hence, no segment related disclosures are presented.

In accordance with the requirement of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” the previously reported figures as of and for the three and nine months ended September 30, 2007 have not been presented so that the segment information of that period is comparable with the reported information as of and for the three months and nine months ended September 30, 2008.

Concentration of revenues

The following is a concentration of iGATE revenues greater than 10% by customer for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
General Electric Company	26%	25%	25%	25%
Royal Bank of Canada	19%	20%	18%	18%

13. Credit facility

On May 21, 2008, iGS entered into a loan agreement with Citibank N.A. that provided for a $6.5 million working capital line of credit. The loan is secured by way of a charge on all of iGS’ present and future receivables, investments, rights to or on moveable properties and moveable current assets. As at September 30, 2008, iGS did not have any amounts outstanding under the line of credit.

14. Contingencies

In June 2005, iGS entered into a service agreement with a customer that, as amended provides the customer the option to take an equity stake in iGS for up to 7% of iGS’ outstanding voting shares at fair market value on the date of exercise. The customer may purchase iGS shares solely at their discretion and must notify iGS of their intention to purchase within thirty days prior to the purchase.

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2008 AND 2007

(Amounts in thousands)

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

15. Termination of Joint Venture Agreement

On March 14, 2008, iGS terminated its joint venture agreement with Software AG, a German corporation and sold its 49% interest in the joint venture company, Software AG (India) Private Limited to the joint venture partner. The sale resulted in a gain of approximately $0.1 million which is included in the Condensed Consolidated Statement of Income.

16. Recently Issued Accounting Pronouncements

In September 2008, the Financial Accounting Standards Board (“FASB”) issued FSP No. 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“the FSP”). The FSP is intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives. It amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. The FSP also amends FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others”, to require an additional disclosure about the status of the payment/performance risk of a guarantee. The FSP is effective for reporting periods (annual or interim) ending after 15 November 2008. The Company is currently evaluating and assessing the impact, if any, of the adoption of the FSP on its consolidated financial statements.

In June 2008, FASB issued FSP No. EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP 03-6-1”). FSP 03-6-1 requires unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents to be treated as participating securities as defined in EITF Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128”, and, therefore, included in the earnings allocation in computing earnings per share under the two-class method described in SFAS No. 128, “Earnings per Share”. The FSP 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years, with early adoption prohibited. Upon adoption, all previously reported EPS data (including interim financial statements, summaries of earnings, and selected financial data) should be adjusted retrospectively to conform with the requirements of the FSP 03-6-1. The Company is evaluating the impact that the adoption of the FSP 03-6-1 will have on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts”. SFAS No. 163 clarifies how SFAS No. 60, “Accounting and Reporting by Insurance Enterprises”, applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. The Company does not expect that adoption of this accounting standard will have a significant impact on its consolidated financial statements.

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2008 AND 2007

(Amounts in thousands)

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. SFAS No. 162 becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not expect that the adoption of SFAS No. 162 will have a material impact on its consolidated financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company is required to adopt FSP No. FAS 142-3 for fiscal years beginning after December 15, 2008. The Company is evaluating the impact that the adoption of FSP No. FAS 142-3 will have on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133”. SFAS No. 161 requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for all reporting periods (annual or quarterly interim) beginning after November 15, 2008. The Company is currently evaluating and assessing the impact, if any, of the adoption of SFAS No. 161 on its consolidated financial statements.

In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157” which defers the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The Company is currently evaluating the impact of SFAS No. 157 on non-financial assets and non-financial liabilities, but does not expect the adoption of SFAS No. 157 to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2008 AND 2007

(Amounts in thousands)

Additionally, SFAS No. 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company is currently evaluating and assessing the potential impact, if any, of the adoption of SFAS No. 160 on its consolidated financial statements.

17. Restructuring Charges

During 2007, the Company restructured its operations in the Shared Services segment to improve efficiencies as a result of certain management and organizational changes. The total estimated restructuring costs was $0.8 million primarily related to severance and related costs. Of the $0.8 million accrued liability as of December 31, 2007, the Company paid $0.6 million during the nine months ended September 30, 2008 and the balance of $0.2 million is outstanding as of September 30, 2008.

In 2004, the Company restructured its Canadian and United Kingdom operations as a result of organizational changes. The total restructuring costs were $2.8 million (net of recoveries) primarily relating to the early exit costs of a premises lease and the write off of leasehold improvements. Of the $0.3 million accrued liability as of December 31, 2007, the Company paid $0.1 million during the nine months ended September 30, 2008 and the balance of $0.2 million is outstanding as of September 30, 2008.

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

Unless otherwise indicated, we refer to captions such as revenues and earnings from continuing operations simply as “revenues” and “earnings” throughout this Management’s Discussion & Analysis. Similarly, discussion of other matters in our Condensed Consolidated Financial Statements refers to continuing operations unless otherwise indicated.

Website Access to SEC Reports

The Company’s website is http://www.igate.com. The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports are available free of charge on the Investors page of the Company’s website as soon as reasonably practicable after the reports are filed electronically with the Securities and Exchange Commission.

Business Overview

iGATE’s service offerings include Information Technology (“IT”) and IT enabled operations offshore outsourcing solutions and services to large and medium-sized organizations using an offshore/onsite model.

The use of offshore outsourcing for IT and IT enabled operations offshore outsourcing solutions and services has emerged as a global trend in numerous countries and industries. Our clients recognize that offshore outsourcing is an effective way to provide high quality and cost-effective services.

Our principal strategy is to offer offshore-based Integrated Technology and Operations (“iTOPS”) solutions that integrate IT outsourcing and IT enabled operations offshore outsourcing solutions and services in a seamless offering as well as conventional IT and business process outsourcing services to our clients in various industries. Some of our current service offerings are non-IT related and include services as diverse as call centers and mortgage and claims processing. We may continue to expand our IT enabled operations offshore outsourcing service offerings through acquisitions and strategic relationships and internal initiatives.

Our iTOPs offerings include outsourcing solutions focused primarily on insurance, banking, financial services and capital markets industries as well as finance and accounting process outsourcing delivered out of our offshore facilities in India that targets diverse industries

IT services that we deliver using our offshore centers include software application development and maintenance, system integration, implementation and support of enterprise applications, package evaluation and implementation, re-engineering, data warehousing, business intelligence, analytics, data management and integration, software testing and IT infrastructure management services. We believe that we deliver high quality solutions to our clients at a substantial savings by using our global pool of highly talented people.

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

iGATE has offshore development centers (“ODCs”) located in Bangalore, Hyderabad, Chennai and Noida in India. iGATE has global development centers (“GDCs”) located in Canada, Malaysia and the U.S. The centers can deliver both near shore (“work performed primarily at the client site”) and offshore services, dependent upon customer location and expectations. iGATE operates in India, Canada, the U.S., Europe, Mexico, Singapore, Malaysia, Japan and Australia.

A majority of our clients have headquarters in the U.S. and operate internationally. iGATE has 6,407 employees as of September 30, 2008.

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

iGATE services customers in a wide range of industries. Our largest customer is General Electric Company (“GE”) which accounted for approximately 26% and 25% of revenues for the three and nine months ended September 30, 2008, respectively. For the three and nine months ended September 30, 2007, the corresponding figures are 25% and 25% respectively. iGATE is a Global Preferred Partner of GE. Our Global Preferred Partnership status extends through the end of 2009. Our second largest customer, Royal Bank of Canada, accounted for approximately 19% and 18% of revenues for the three and nine months ended September 30, 2008, respectively. For the three and nine months ended September 30, 2007, the corresponding figures are 20% and 18%, respectively.

Reportable Financial Segments

The Company’s reportable segments through June 30, 2008 were iGATE Solutions (“iGS”), iGATE Professional Services (“iPS”) and iGATE Shared Services (“iSS”). The iGS segment’s service offerings include Information Technology (“IT”) and IT enabled operations, offshore outsourcing solutions and services to large and medium-sized organizations. The iPS segment’s offerings included a variety of client-managed and supervised IT staffing service offerings. This segment services are offered principally in the United States of America. The iSS segment’s offerings included the operations of the clinical research business (i.e. iGATE Clinical Research International Inc. and iGATE Clinical Research International Private Ltd. collectively “iCRI”) and the corporate shared service division of the Company.

On July 31, 2008, the Company sold off its clinical research business. Additionally, pursuant to an enterprise reorganization, the Company assigned the resources, including employees, relating to the corporate shared service division in the iSS segment to the iGS segment of its business. As more fully explained in Note 2 of the Condensed Consolidated Financial Statements, effective September 30, 2008, the Company spun off the iPS segment into a newly formed company known as Mastech Holdings, Inc.

As a consequence of the above mentioned events, currently the business of the Company is comprised solely of the iGS segment (i.e. iGATE). Hence, no segment related disclosures are presented.

Critical Accounting Policies

Our critical accounting polices are described in the summary of significant accounting policies as discussed in Note 1 of our Form 10-K.

Recently Issued Accounting Pronouncements

The following paragraphs discuss recently issued accounting pronouncements.

In September 2008, the Financial Accounting Standards Board (“FASB”) issued FSP No. 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“the FSP”). The FSP is intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives. It amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. The FSP also amends FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others”, to require an additional disclosure about the status of the payment/performance risk of a guarantee. The FSP is effective for reporting periods (annual or interim) ending after 15 November 2008. The Company is currently evaluating and assessing the impact, if any, of the adoption of the FSP on its consolidated financial statements.

In June 2008, FASB issued FSP No. EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP 03-6-1”). FSP 03-6-1 requires unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents to be treated as participating securities as defined in EITF Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128”, and, therefore, included in the earnings allocation in computing earnings per share under the two-class method described in SFAS No. 128, “Earnings per Share”. The FSP 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years, with early adoption prohibited. Upon adoption, all previously reported EPS data (including interim financial statements, summaries of earnings, and selected financial data) should be adjusted retrospectively to conform with the requirements of the FSP 03-6-1. The Company is evaluating the impact that the adoption of the FSP 03-6-1 will have on its consolidated financial statements.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163 “Accounting for Financial Guarantee Insurance Contracts”. SFAS No. 163 clarifies how SFAS No. 60, “Accounting and Reporting by Insurance Enterprises”, applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. The Company does not expect that adoption of this accounting standard will have a significant impact on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. SFAS No. 162 becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not expect that the adoption of SFAS No. 162 will have a material impact on its consolidated financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company is required to adopt FSP No. FAS 142-3 for fiscal years beginning after December 15, 2008. The Company is evaluating the impact that the adoption of FSP No. FAS 142-3 will have on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133”. SFAS No. 161 requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for all reporting periods (annual or quarterly interim) beginning after November 15, 2008. The Company is currently evaluating and assessing the impact, if any, of the adoption of SFAS No. 161 on its consolidated financial statements.

In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157” which defers the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The Company is currently evaluating the impact of SFAS No. 157 on non-financial assets and non-financial liabilities, but does not expect the adoption of SFAS No. 157 to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Results of Operations from Continuing Operations for the Three Months Ended September 30, 2008 as Compared to the Three Months Ended September 30, 2007:

Revenues for the three months ended September 30, 2008 were $55.4 million, an increase of $5.0 million, or 10.0%, as compared to $50.4 million for the three months ended September 30, 2007. Our revenue increase for the periods presented is directly attributable to a combination of increased business with our recurring customers which contributed an increase of $4.9 million for the three months ended September 30, 2008, and the balance from new customer wins. There is an increase in billable headcount from 5,487 as of September 30, 2007 to 5,868 as of September 30, 2008. There was an increase in billable headcount directly resulted in increased billable hours and a corresponding increase in revenue. The top 10 customers accounted for 75% and 70% of the revenue for the three months ended September 30, 2008 and September 30, 2007, respectively.

The gross margin as a percentage of sales (“gross margin percentage”) was 38.4% for the three months ended September 30, 2008, as compared to 32.0% for the three months ended September 30, 2007. The increase in gross margin percentage was largely attributable to an increase in realized rates for offshore and onsite work and improved utilization. The average onsite and offshore rates improved by 6.6% and 2.5%, respectively, in the three months ended September 30, 2008 over the three months ended September 30, 2007. Utilization over the third quarter in 2008 also increased from 76% to 80% as compared to the third quarter of 2007.

Selling, general and administrative expenses (“S,G&A”) include all costs that are not directly associated with revenue-generating activities. S,G&A expenses include employee costs, corporate costs and facilities costs. Employee costs include selling, marketing and administrative salaries and related employee benefits, travel, recruiting and training costs. Corporate costs include costs such as legal, accounting and outside consulting fees. Facilities costs primarily include rent and communications costs.

S,G&A costs for the three months ended September 30, 2008 were $11.4 million or 20.5% of revenues, as compared to $9.9 million or 19.7% of revenues for the three months ended September 30, 2007. Our net employee cost increased approximately $0.4 million for the three months ended September 30, 2008, as compared to three months ended September 30, 2007, due to annual salary revision in April 2008, increase in support headcount from 490 to 539 and other increases in travel and related costs. Our net corporate cost increased approximately $0.7 million for the three months ended September 30, 2008 due to increase in marketing, legal, accounting and administrative charges. Our net facilities costs increased by $0.4 million for the three months ended September 30, 2008, mainly due to increase in rental and communication related expenses.

Depreciation and amortization costs for the three months ended September 30, 2008 were $2.4 million or 4.4% of revenues, as compared to $2.7 million or 5.4% of revenues for the three months ended September 30, 2007.

Operating income was 13.4% of revenue for the three months ended September 30, 2008 and 6.8% of revenue for the three months ended September 30, 2007. This increase was due primarily to the increase in gross margin by 6.4%.

Other Income (Expense) Components

Other income, net for the three months ended September 30, 2008, totaled $1.0 million, compared to $0.8 million for the three months ended September 30, 2007.

During the three months ended September 30, 2008, our net investment income totaled $0.6 million as compared to $1.1 million for the three months ended September 30, 2007. The decrease was due to a decrease in cash and cash equivalents from $54.0 million in September 30, 2007 to $30.0 million in September 30, 2008 and a consequential decrease in investable funds. The decrease in cash was mainly due to the purchase of shares from minority shareholders in iGS. For the three months ended September 30, 2008, we recognized a nominal amount of foreign currency gains in our income statement as compared to a gain of $0.2 million for the three months ended September 30, 2007. These are primarily due to movements of foreign currency rates. As of September 30, 2008 all the outstanding forward contracts met the qualifying criteria to receive hedge accounting. There was a gain of $0.4 million on termination of land sale contract.

There was no minority interest expense for the three months ended September 30, 2008. Minority interest expense was $0.7 million for the three months ended September 30, 2007 and related to the minority interest portion of the income of iGS. This has reduced due to the change in the minority ownership in iGS to 0.9% as of September 30, 2008 from 18.8% as of September 30, 2007.

Income Taxes

Federal income taxes, calculated at the U.S. statutory rate, totaled $2.9 million for the three months ended September 30, 2008. State income taxes, which totaled $0.04 million for the three months ended September 30, 2008, were calculated using a blended statutory rate, and are net of federal income tax benefit. Our income tax provision was a benefit of $0.04 million at an effective rate of (0.5)% for the three months ended September 30, 2008.

Several items caused variations from our statutory tax provision. iGS is eligible to claim a tax holiday on the majority of its operating income through March 31, 2010. The tax holiday resulted in a benefit of $3.0 million for the three months ended September 30, 2008. iGS’ non-operating income, such as interest income, is not included in the tax holiday and has been considered as part of our income tax provision.

Other variations typically arise because certain expenses or benefits recorded in our financial statements are either limited or disallowed when calculating our income tax provision. Certain expenses such as meals and entertainment and executive compensation are limited for income tax purposes. Other expenses such as minority interest expense are not deductible at all. The impact of the limited or disallowed items discussed above was $(0.9) million.

Federal income taxes, calculated at the U.S. statutory rate, totaled $1.4 million for the three months ended September 30, 2007. State income taxes which totaled $0.05 million for the three months ended September 30, 2007, were calculated using a blended statutory rate, and are net of federal income tax benefit. Our income tax provision was $1.2 million at an effective rate of 28.1% for the three months ended September 30, 2007.

Several items caused variations from our statutory income tax provision. iGS is eligible to claim a tax holiday on the majority of its operating income through March 31, 2010. The tax holiday resulted in a benefit of $0.6 million for the three months ended September 30, 2007. iGS’s non-operating income, such as interest income, is not included in the tax holiday, and has been considered as part of our income tax provision. Other variations typically arise because certain expenses or benefits recorded to our financial statements are either limited or disallowed when calculating our income tax provision. Also, certain expenses such as meals and entertainment and executive compensation are limited for income tax purposes. Other expenses such as minority interest expense are not deductible at all. The impact of the limited or disallowed items discussed above was $0.5 million.

Results of Operations from Continuing Operations for the Nine Months Ended September 30, 2008 as Compared to the Nine Months Ended September 30, 2007:

Revenues for the nine months ended September 30, 2008 were $167.3 million, an increase of $19.2 million or 13.0% as compared to $148.1 million for the nine months ended September 30, 2007. Our revenue increase for the periods presented is directly attributable to a combination of new customer wins which contributed an increase of $4.8 million for the nine months ended September 30, 2008, and the balance of $14.4 million from the increased business with our recurring customers. There is an increase in billable headcount from 5,487 as of September 30, 2007 to 5,868 as of September 30, 2008. This increase in billable headcount directly resulted in increased billable hours and corresponding increase in revenue. The top 10 customers accounted for 72%, and 66% of the revenue for the nine months ended September 30, 2008 and September 30, 2007, respectively.

The gross margin as a percentage of sales (“gross margin percentage”) was 36.7% for the nine months ended September 30, 2008, as compared to 31.5% for the nine months ended September 30, 2007. The increase in gross margin percentage was largely attributable to an increase in realized rates for offshore and onsite work and improved utilization. The average onsite and offshore rates improved by 6.9% and 2.9%, respectively, in the nine months ended September 30, 2008 over the nine months ended September 30, 2007. Utilization over the nine months ended September 30, 2008 also increased from 74.0% to 77.0% as compared to nine months ended September 30, 2007.

Selling, general and administrative expenses (“S,G&A”) include all costs that are not directly associated with revenue generating activities. SG&A expenses include employee costs, corporate costs and facilities costs. Employee costs include administrative salaries and related employee benefits, travel, recruiting and training costs. Corporate costs include costs such as legal, accounting and outside consulting fees. Facilities costs include primarily rent and communications costs.

S,G&A costs for the nine months ended September 30, 2008 were $33.1 million or 19.8% of revenues, as compared to $31.3 million or 21.1% of revenues for the nine months ended September 30, 2007. Our net employee cost increased approximately $1.2 million for the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007, due to annual salary revision in April 2008, increase in support headcount from 490 to 539 and other increases in travel and related costs. Our net facilities costs increased by $1.0 million for the nine months ended September 30, 2008, mainly due to an increase in maintenance of facilities due to enhanced capitalization in India, which is partially offset by a decrease of $0.4 million in corporate costs.

Depreciation and amortization costs for the nine months ended September 30, 2008 were $8.3 million or 5.0% of revenues, as compared to $7.8 million or 5.3% of revenues for the nine months ended September 30, 2007.

In, June 2007, we recorded a goodwill impairment charge of approximately $1.9 million, related to our July 2006 acquisition of LoanPro. This impairment charge was not considered as part of our discussion of iGS’ S,G&A cost and was recorded on a separate line item on our Consolidated Statements of Operations.

Operating income was 12.0% of revenue for the nine months ended September 30, 2008 and 3.8% of revenue for the nine months ended September 30, 2007. This increase was due primarily to the increase in gross margin by 5.2% and the decrease in S,G&A costs as a percentage of revenue by 1.3%.

Other Income (Expense) Components

Other income, net for the nine months ended September 30, 2008, totaled $3.2 million, compared to $4.8 million for the nine months ended September 30, 2007.

During the nine months ended September 30, 2008, our net investment income totaled $1.7 million as compared to $3.1 million for the nine months ended September 30, 2007. The decrease was due to a decrease in cash and cash equivalents from $54.0 million in September 30, 2007 to $30.0 million in September 30, 2008 and a consequential decrease in investable funds. The decrease in cash was mainly to purchase shares from minority shareholders in iGS. For the nine months ended September 30, 2008, we recognized $1.0 million of foreign currency gain in our income statement. These gains are primarily due to movements of foreign currency rates. For the nine months ended September 30, 2007, we recognized $0.2 million of mark to market loss on our ineffective hedges up to September 30, 2007. As of September 30, 2008 all the outstanding forward contracts met the qualifying criteria to receive hedge accounting. During June 2007 we took an investment write off for $0.6 million. There was a gain of $0.4 million on termination of land sale contract.

Minority interest expense was $0.4 million for the nine months ended September 30, 2008 and relates to the minority interest portion of the income of iGS. Minority interest expense was $2.0 million for the nine months ended September 30, 2007, also related to the income of iGS. This has reduced due to the change in the minority ownership in iGS to 0.9% as of September 30, 2008 from 18.8% as of September 30, 2007.

Income Taxes

Federal income taxes, calculated at the U.S. statutory rate, totaled $8.0 million for the nine months ended September 30, 2008. State income taxes which totaled $0.1 million for the nine months ended September 30, 2008, were calculated using a blended statutory rate, and are net of federal income tax benefit. Our income tax provision was $0.5 million at an effective rate of 2.4% for the nine months ended September 30, 2008.

Several items caused variations from our statutory tax provision. iGS is eligible to claim a tax holiday on the majority of its operating income through March 31, 2010. The tax holiday resulted in a benefit of $8.3 million for the nine months ended September 30, 2008. iGS’s non-operating income, such as interest income, is not included in the tax holiday, and has been considered as part of our income tax provision.

Other variations typically arise because certain expenses or benefits recorded to our financial statements are either limited or disallowed when calculating our income tax provision. Certain expenses such as meals and entertainment and executive compensation are limited for income tax purposes. Other expenses such as minority interest expense are not deductible at all. The impact of the limited or disallowed items discussed above was $(0.07) million.

Federal income taxes, calculated at the U.S. statutory rate, totaled $2.9 million for the nine months ended September 30, 2007. State income taxes which totaled $0.07 million for the nine months ended September 30, 2007 were calculated using a blended statutory rate, and are net of federal income tax benefit. Our income tax provision was $1.7 million at an effective rate of 20.8% for the nine months ended September 30, 2007.

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

Other variations typically arise because certain expenses or benefits recorded to our financial statements are either limited or disallowed when calculating our income tax provision. Also, certain expenses such as meals and entertainment and executive compensation are limited for income tax purposes. Other expenses such as minority interest expense are not deductible at all. The impact of the limited or disallowed items discussed above was $2.1 million.

Liquidity and Capital Resources

Cash from Operations

Cash provided by continuing operations was $33.4 million for the nine months ended September 30, 2008. Factors contributing to our cash provided by operations were income from continuing operations of $22.3 million for the period offset by an increase in accounts receivable of $14.7 million. The increase in accounts receivable is due to an increase in sales and its offset the decrease in days of sales outstanding from 71 days as on December 31, 2007 to 70 days as on September 30, 2008. The decrease in other significant working capital includes an increase of $15.8 million in accrued and other liabilities on account of movement in deferred tax, and mark to market losses on effective hedging and decrease in prepaid assets of $3.9 million. This inflow was mainly offset by a decrease in restructuring reserve of $0.6 million and realized gain on investment of $1.8 million. During the period, significant non cash items totaled $10.3 million and included depreciation and amortization costs of $8.3 million and stock based compensation expense of $3.4 million, unrealized loss on derivative instruments $0.7 million, minority interest of $0.4 million, bad debts of $0.3 million, and is offset by deferred income taxes of $ 2.8 million.

Cash provided by continuing operations was $19.0 million for the nine months ended September 30, 2007. Factors contributing to our cash provided by operations were income from continuing operations of $6.6 million offset by an increase in accounts receivable of $3.5 million. Significant non-cash items during the nine months ended September 30, 2007 totaled $13.3 million and included depreciation and amortization, stock based compensation expense, bad debt expense, minority interest, equity income of affiliated companies, deferred taxes, gains on derivative instruments and gains on investments.

The Company believes that the combination of present cash balances, availability under its line of credit with Citibank, and future operating cash flows will be adequate to meet the Company’s currently anticipated cash requirements over the next 12 months.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2008 was $45.7 million, as compared to cash used in investing activities of $17.5 million for the nine months ended September 30, 2007.

During the nine months ended September 30, 2008 iGATE repurchased 1.9 million shares of iGS as part of iGS’ delisting from Indian stock exchanges and also settled for cash vested iGS stock options of iGS employees. The total outflow for the nine months ended September 30, 2008 on account of iGS stocks and option settlement was $28.1 million.

Our capital expenditures were $10.9 million and $6.7 million for the nine months ended September 30, 2008 and 2007, respectively. Significant portions of capital expenditures in both periods presented were due to expansion of our facilities in Bangalore, India.

We have increased our short-term investment portfolios and other investments by $10.4 million and $10.8 million for the nine month periods ended September 30, 2008 and 2007, respectively.

Financing Activities

Cash used by financing activities for the nine months ended September 30, 2008 was $3.0 million, as compared to cash provided of $2.4 million for the nine months ended September 30, 2007. Sources of cash related to stock option exercises including excess tax benefits were $2.0 million.

Payments on secured financing for automobiles in India were $0.2 million and $0.2 million for the nine months ending September 30, 2008 and 2007, respectively.

On May 21, 2008, iGS entered into a loan agreement with Citibank N.A. that provided for a $6.5 million working capital line of credit. The loan is secured by hypothecation of iGS’ present and future receivables, investments, rights to or on moveable properties and moveable current assets. As at September 30, 2008, iGS did not have any amounts outstanding under the line of credit.

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

As of September 30, 2008, the potential gain or loss in the fair value of iGS outstanding foreign currency contracts assuming hypothetical 10%, 5%, 2% and 1% fluctuations in currency rates would be approximately:

	Valuation given X% decrease In Rupee / USD rate				Fair Value as of September 30, 2008	Valuation given X% increase in Rupee / USD rate
	(10%)	(5%)	(2%)	(1%)		1%	2%	5%	10%
Rupee to U.S. Rate	42.269	44.617	46.026	46.495	46.965	47.435	47.904	49.313	51.662
Derivative Instruments	$3.3	$(4.0)	$(8.4)	$(9.9)	$(10.5)	$(12.8)	$(14.3)	$(18.7)	$(26.0)

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the third quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

Risk factors associated with our business are discussed in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 17, 2008, the Company held its Annual Meeting of Shareholders. The Company’s common shareholders re-elected Mr. Sunil Wadhwani and Mr. Goran Lindahl as Class C Directors to three (3) year terms expiring in 2011.

Nominee	For	Withheld
Sunil Wadhwani	51,075,694	754,694
Goran Lindahl	51,116,478	713,910

The following Directors’ terms continued after the 2008 Annual Meeting of Shareholders:

Class B Directors (whose terms continue until 2010): Ashok Trivedi, Edward Yourdon and Phaneesh Murthy.

Class A Directors (whose terms continue until 2009): Michel Berty and J. Gordon Garrett.

53,711,075 common shares were outstanding on May 30, 2008, the record date and the holders of 51,830,388 or 96.32% common shares voted in person or by proxy, constituting a quorum.

ITEM 6.	EXHIBITS

(a)	Exhibits

2.1	Separation and Distribution Agreement by and between iGATE Corporation and Mastech Holdings, Inc., dated September 30, 2008 (previously filed as Exhibit 2.1 to iGATE’s Form 8-K filed on October 1, 2008, and herein incorporated by reference)

10.1	Tax Sharing Agreement by and between iGATE Corporation and Mastech Holdings, Inc., dated September 30, 2008 (previously filed as Exhibit 10.1 to iGATE’s Form 8-K filed on October 1, 2008, and herein incorporated by reference)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer is filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer is filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 6th day of November 2008.

iGATE CORPORATION

November 6, 2008	/S/ PHANEESH MURTHY
Phaneesh Murthy Chief Executive Officer and Director

/S/ SUJIT SIRCAR
Sujit Sircar Chief Financial Officer

EXHIBIT INDEX

2.1	Separation and Distribution Agreement by and between iGATE Corporation and Mastech Holdings, Inc., dated September 30, 2008 (previously filed as Exhibit 2.1 to iGATE’s Form 8-K filed on October 1, 2008, and herein incorporated by reference)

10.1	Tax Sharing Agreement by and between iGATE Corporation and Mastech Holdings, Inc., dated September 30, 2008 (previously filed as Exhibit 10.1 to iGATE’s Form 8-K filed on October 1, 2008, and herein incorporated by reference)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer is filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer is filed herewith.