Form 10-K
period 2008-12-31
IGATE CORP
filed 2009-02-23
CIK 1024732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-21755

iGATE CORPORATION

(Exact name of registrant as specified in its charter)

PENNSYLVANIA	25-1802235
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6528 Kaiser Drive Fremont, CA	94555
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (510) 896-3015

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2008 (based on the closing price of such stock as reported by NASDAQ on such date) was $174,701,081.

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of January 31, 2009 was 54,179,715 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement, prepared for the Annual Meeting of Shareholders scheduled for April 21, 2009 to be filed with the Commission are incorporated by reference into Part III of this report.

iGATE CORPORATION

2008 FORM 10-K

PART I

ITEM 1.	BUSINESS

Overview

This Annual Report on Form 10-K (“Annual Report”) contains statements that are not historical facts and that constitute “forward-looking statements” within the meaning of such term under the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include our financial growth and liquidity projections as well as statements concerning our plans, strategies, intentions and beliefs concerning our business, cash flows, costs, and the markets in which we operate. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” “intends” and similar expressions are intended to identify certain forward-looking statements. These forward-looking statements are based on information currently available to us, and we assume no obligation to update these statements as circumstances change. There are risks and uncertainties that could cause actual events to differ materially from these forward-looking statements. While we cannot predict all of the risks and uncertainties, they include, but are not limited to, our ability to predict our financial performance, the level of market demand for our services, the highly-competitive market for the types of services that we offer, the impact of competitive factors on profit margins, market conditions that could cause our customers to reduce their spending for our services, our ability to create, acquire and build new businesses and to grow our existing businesses, our ability to attract and retain qualified personnel, our ability to reduce costs and conserve cash, currency fluctuations and market conditions in India and elsewhere around the world, political and military tensions in India and South Asia, changes in generally accepted accounting principles and/or their interpretation and other risks that are discussed in Part 1 of Item 1A of this Annual Report entitled “Risk Factors” and in other sections of this Annual Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)”.

Unless otherwise indicated or the context otherwise requires, all references in this report to “iGATE”, the “Company”, “us”, “our”, or “we” are to iGATE Corporation, a Pennsylvania corporation, and its consolidated subsidiaries. iGATE Corporation, formerly named iGATE Capital Corporation, through its operating subsidiaries, is a worldwide provider of Information Technology (“IT”) and IT enabled operations offshore outsourcing services to large and medium-sized organizations. These services include client/server design and development, conversion/migration services, offshore outsourcing, enterprise resource planning (“ERP”) package implementation and integration services, software development and applications maintenance outsourcing.

Website Access to SEC Reports

The Company’s website address is http://www.igate.com. The Company’s Annual Report, Quarterly Reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports are available free of charge on the Investors page of the Company’s website as soon as reasonably practicable after the reports are filed electronically with the Securities and Exchange Commission (“SEC”). The information found on our website is not part of this or any other report we file with or furnish to the SEC.

Business Overview

iGATE’s service offerings include Information Technology (“IT”) and IT enabled operations offshore outsourcing solutions and services to large and medium-sized organizations using an offshore/onsite model.

The use of offshore outsourcing for IT and IT enabled operations outsourcing solutions and services has emerged as a global trend in numerous countries and industries. Our clients recognize that offshore outsourcing is an effective way to provide high quality and cost-effective services.

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

Our iTOPS offerings include outsourcing solutions focused primarily on insurance, banking, financial services and capital markets industries as well as finance and accounting process outsourcing delivered out of our offshore facilities in India that targets diverse industries.

IT services that we deliver using our offshore centers include software application development and maintenance, implementation and support of enterprise applications, package evaluation and implementation, re-engineering, data warehousing, business intelligence, analytics, data management and integration, software testing and IT infrastructure management services. We believe that we deliver high quality solutions to our clients at a substantial savings by using our global pool of highly talented people.

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

iGATE has offshore development centers located in Bangalore, Hyderabad, Chennai and Noida in India. iGATE has global development centers located in Australia, Mexico, Canada, Malaysia and the U.S. The centers can deliver both near shore (work performed primarily at the client site) and offshore services, dependent upon customer location and expectations. iGATE operates in India, Canada, the U.S., Europe, Mexico, Singapore, Malaysia, Japan and Australia.

iGATE markets its service offerings to large and medium-sized organizations. Certain contracts are based upon a fixed price with payment based upon deliverables and/or project milestones reached. Certain contracts are time-and-material based where contract payments are based on the number of consultant hours worked on the project. Certain contracts with no stated deliverables have a designated workforce and are based on fixed periodic payments. Some process outsourcing contracts provide pricing per transaction. Customers typically have the right to cancel contracts with minimal notice. Contracts with deliverables or project milestones can provide for certain penalties if the deliverables or project milestones are not met within contract timelines.

Recent Events

None.

Reportable Financial Segments

The Company’s reportable segments through June 30, 2008 were iGATE Solutions (“iGS”), iGATE Professional Services (“iPS”) and iGATE Shared Services (“iSS”). The iGS segment’s service offerings include IT and IT enabled operations offshore outsourcing solutions and services to large and medium-sized organizations. The iPS segment’s offerings included a variety of client-managed and supervised IT staffing service offerings. This segment services are offered principally in the United States of America. The iSS segment’s offerings included the operations of the clinical research business (i.e. iGATE Clinical Research International Inc. and iGATE Clinical Research International Private Limited collectively “iCRI”) and the corporate shared service division of the Company.

On July 31, 2008, the Company sold off its clinical research business. Additionally, pursuant to an enterprise reorganization, the Company assigned the resources, including employees, relating to the corporate shared service division in the iSS segment to the iGS segment of its business. Also, as more fully explained in Note 4 of the Consolidated Financial Statements, effective September 30, 2008, the Company spun off the iPS segment of its business into a newly formed company known as Mastech Holdings, Inc (“Mastech”).

As a consequence of the above mentioned events, currently the business of the Company is comprised solely of what was formerly known as the iGS segment, which is conducted through our wholly owned subsidiary, iGATE Global Solutions Limited.

Seasonality

Our operations are generally not affected by seasonal fluctuations. However, our consultants’ billable hours are affected by national holidays and vacation policies, which vary by country.

Competition

The IT and IT enabled operations offshore outsourcing services industries are highly competitive, and are served by numerous global, national, regional and local firms. Primary competitors in the IT and IT enabled outsourcing industry include participants from a variety of market segments, including the major consulting firms, systems consulting and implementation firms, Internet services and consulting companies, applications software firms, India based offshore outsourcing companies, service groups of computer equipment companies, general management consulting firms, programming companies and temporary staffing firms. Many companies also choose to perform some or all of their back office IT and IT enabled operations internally. We believe that the principal competitive factors in the IT and IT enabled operations offshore outsourcing markets include the range of services offered, size and scale of service provider, global reach, technical expertise, responsiveness to client needs, speed in delivery of IT solutions, quality of service and perceived value.

Our Partner Companies and Affiliates

We operate our business through our wholly owned subsidiary iGATE Global Solutions Limited, which is engaged in IT and IT enabled operations involving offshore outsourcing solutions and services.

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

Human Resources

Our success depends in large part on our ability to attract, develop, motivate and retain highly skilled IT and IT enabled service professionals. We recruit in a number of countries, including India, the United States, Canada, Mexico, the United Kingdom, Singapore, Japan and Australia. We advertise in newspapers and trade magazines. In addition, our employees are a valuable recruiting tool and are actively involved in referring new employees and screening candidates for new positions.

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

At December 31, 2008, iGATE had 6,658 non-unionized employees comprised of 6,141 IT and IT enabled service professionals (including subcontractors) and 517 individuals working in sales, recruiting, general and administrative roles. As of December 31, 2008, 29% of our U.S. workforce was working under H-1B temporary work permits in the United States. We believe that our relationships with our employees are good.

ITEM 1A.	RISK FACTORS

Our New Business Strategy is Unproven

In 2008, we significantly reorganized our business to reflect our business strategy to increase the focus on our offshore delivery business and to become a “pure-play” IT/IT enabled operations business. After these changes, iGATE was left with only service offerings that include Information Technology and IT enabled operations, offshore outsourcing solutions and services to large and medium-sized organizations using an offshore/onsite model. In the judgment of the Board of Directors, the Company will provide greater value to its shareholders as a focused IT and IT enabled outsourcing company, but there can be no assurance that the Company will be able to continue to profitably manage the iGS segment as a standalone business. In particular, the Company’s professional services business, which was spun off at the end of the third quarter of 2008, historically provided the Company with substantial free cash flow. We cannot be certain that this standalone strategy will improve our performance, and it is possible that the strategy will detract from our performance.

Difficulties in Providing Expanded Service Options

We have been expanding the nature and scope of our engagements by extending the breadth of the IT / BPO services we offer. The success of some of our newer service offerings, such as operations and business process consulting, IT consulting, business process management, systems integration and infrastructure management, depends in part, upon continued demand for such services by our existing and new clients and our ability to meet this demand in a cost-competitive and effective manner. Our ability to effectively offer a wider breadth of end-to-end business solutions depends on our ability to attract existing or new clients to these service offerings. To obtain engagements for our end-to-end solutions, we are competing with large, well-established international consulting firms as well as other India-based technology services companies, resulting in increased competition and marketing costs. Accordingly, our new service offerings may not effectively meet client needs and we may be unable to attract existing and new clients to these service offerings.

The increased breadth of our service offerings may result in larger and more complex client projects. This will require us to establish closer relationships with our clients and potentially with other technology service providers and vendors, and require a more thorough understanding of our clients’ operations. Our ability to establish these relationships will depend on a number of factors including the proficiency of our technology professionals and our management personnel. Larger projects often involve multiple components, engagements or stages, and a client may choose not to retain us for additional stages or may cancel or delay additional planned engagements. These terminations, cancellations or delays may result from the business or financial condition of our clients or the economy generally, as opposed to factors related to the quality of our services. Cancellations or delays make it difficult to plan for project resource requirements, and resource planning inaccuracies may have a negative impact on our profitability.

Intense Competition in the IT and Offshore Outsourcing Services Industries

The IT and offshore outsourcing services industries are highly competitive and served by numerous global, national, regional and local firms. Primary competitors include participants from a variety of market segments, including the major consulting firms, systems consulting and implementation firms, India based offshore outsourcing services, applications software firms, service groups of computer equipment companies, specialized interest consulting firms, programming companies and temporary staffing firms. Many of these competitors have substantially greater financial, technical and marketing resources and greater name recognition than we have. There are relatively few barriers to entry into our markets and we may face additional competition from new competitors who are more powerful and companies who provide different services. This increase in competition may result in lower prices, higher cost of resources and thus lower profitability.

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

A significant number of organizations are attempting to migrate business applications to advanced technologies. As a result, our ability to remain competitive will be dependent on several factors, including our ability to develop, train and hire employees with skills in advanced technologies, breadth and depth of process and technology expertise, service quality, knowledge of industry, marketing and sales capabilities. Our failure to hire, train and retain employees with such skills could have a material adverse impact on our business. Our ability to remain competitive will also be dependent on our ability to design and implement, in a timely and cost-effective manner, effective transition strategies for clients moving to advanced architectures. Our failure to design and implement such transition strategies in a timely and cost-effective manner could have a material adverse effect on our business, operating results and financial condition.

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

Concentration of Revenues

Our revenues are highly dependent on clients primarily located in the United States, as well as clients concentrated in certain industries. Economic slowdowns, changes in U.S. law and other restrictions or factors that affect the economic health of these industries may affect our business. In the year ended December 31, 2008, approximately 56% of our revenues were derived from customers located in the United States. We have in the past derived, and may in the future derive, a significant portion of our revenues from a relatively limited number of clients. Our five largest clients represented approximately 61%, 55% and 50% of revenues for the years ended December 31, 2008, 2007 and 2006, respectively. Consequently, if our top clients reduce or postpone their IT spending significantly, this may lower the demand for our services and negatively affect our revenues and profitability. Further, any significant decrease in the growth of the financial services or other industry segments on which we focus may reduce the demand for our services and negatively affect our revenues and profitability.

Risks Associated with Termination

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

Negative Economic Conditions in the United States and Abroad

A majority of our revenues is from clients located in the United States. Due to the current economic downturn, there is decreased economic activity in the United States. The trend of slowdown is also impacting most of the major economies in the world where we have our business. Our business depends on the overall demand for information technology and on the economic health of our clients. As the economic downturn progresses, companies may be forced to reduce their information technology outsourcing budgets. Weak economic conditions and reduced outsourcing budgets may adversely affect demand for our services, thus reducing our revenues.

Risks Related to Inability to Acquire Additional Businesses

We plan to continue to expand our operations gradually through the acquisition of, or investment in, additional businesses and companies in order to seek opportunities to add or enhance the services, to enter into new markets or to strengthen our global presence. We may be unable to identify businesses that complement our strategy for growth. If we do succeed in identifying a company with such a business, we may not be able to proceed to acquire the company, its relevant business or an interest in the company for many reasons, including:

•	a failure to agree on the terms of the acquisition or investment;

•	incompatibility between the Company and the management of the company which we wish to acquire or invest;

•	competition from other potential acquirers;

•	a lack of capital to make the acquisition or investment; and

•	the unwillingness of the company to partner with us.

If we are unable to continue acquiring and investing in attractive businesses, our strategy for growth may not succeed.

Risks Related to Acquisitions

There can be no assurance that we will be able to profitably manage additional businesses or successfully integrate any acquired businesses without substantial expenses, delays or other operational or financial problems.

Further, acquisitions may involve a number of special risks, including diversion of management’s attention, failure to retain key acquired personnel, unanticipated events or circumstances and legal liabilities and amortization of acquired intangible assets, risk that business we acquire may lose customers, some or all of which could have a material adverse effect on our business, operating results and financial condition.

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

Potential U.S Regulation of Offshore Outsourcing

Some U.S. states have enacted legislation restricting government agencies from outsourcing their back office processes and Information Technology solutions work to companies outside the United States. It is also possible that U.S. private sector companies that work with these states may be restricted from outsourcing their work related to government contracts. We currently do not have significant contracts with U.S. federal or state government entities; however, there can be no assurance that these restrictions will not extend to private companies, such as our clients. Any changes to existing laws or the enactment of new legislation restricting offshore outsourcing may adversely impact our ability to do business in the United States, particularly if these changes are widespread.

Variability of Quarterly Operating Results

The revenues and operating results are subject to significant variations from quarter to quarter depending on a number of factors, including the timing and number of client projects commenced and completed during the quarter, the number of working days in a quarter, employee hiring, attrition and utilization rates and the mix of time-and-material projects versus proportional performance and maintenance projects during the quarter. We recognize revenues on time-and-material projects as the services are performed, while revenues on proportional performance projects are recognized using the proportional performance method. Certain contracts with no stated deliverables, with a designated workforce assigned, recognize revenues on a straight-line basis over the life of the contract. Although proportional performance projects have not contributed significantly to revenues and profitability to date, operating results may be adversely affected in the future by cost overruns on proportional performance projects. Because a high percentage of the expenses are relatively fixed, variations in revenues may cause significant variations in operating results. Additionally, periodically our cost increases due to both the hiring of new employees and strategic investments in infrastructure in anticipation of future opportunities for revenue growth.

Risks of International Operations

We have international operations in twelve countries. Our international IT and IT enabled outsourcing development depend greatly upon business immigration and technology transfer laws in those countries, and upon the continued development of technology infrastructure. There can be no assurance that our international operations will be profitable or support our growth strategy. The risks inherent in our international business activities include:

•	unexpected changes in regulatory environments or failure to adhere to regulations that govern our client’s businesses;

•	foreign currency fluctuations;

•	tariffs and other trade barriers;

•	difficulties in managing international operations; and

•	the burden of complying with a wide variety of foreign laws and regulations.

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

Market Price of our Shares may Continue to be Volatile

The market price of our shares may continue to be unstable or unpredictable due to market conditions and other factors some of which are beyond our control. Factors affecting market price of our shares are:

•	Fluctuations in our quarterly or annual operating results;

•	Loss of one or more significant clients;

•	Loss of one or more key management personnel;

•	Natural disasters or any other events effecting the countries where we or our clients have operations; and

•	Changes in financial estimates by securities research analysts.

Concentration of Ownership in Founders

Sunil Wadhwani and Ashok Trivedi, co-founders of iGATE, own approximately 57% of our outstanding common stock. Accordingly, Messrs. Wadhwani and Trivedi together have sufficient voting power to elect all the members of the Board of Directors and to effect transactions without the approval of our other public shareholders, except for those limited transactions that require a supermajority vote under our bylaws or articles of incorporation. The interests of Messrs. Wadhwani and Trivedi may from time to time diverge from our interests. Our Audit Committee consists of independent directors and addresses certain potential conflicts of interest and related party transactions that may arise between us and our directors, officers or our other affiliates. However, there can be no assurance that any conflicts of interest will be resolved in our favor.

Impairment Analysis May Lead to Recognition of Losses

The carrying amount of the goodwill on our balance sheet was $29.2 million as of December 31, 2008. We periodically assess the potential impairment of our long-lived assets, such as goodwill, as appropriate. If, as a result of such an assessment, we were to determine that the carrying amount of this goodwill was not recoverable, we would reduce the carrying amount in the period in which the determination was made. Any reduction would result in the recognition of a one-time impairment loss, which would have an adverse effect on our financial results in the period in which the loss was recognized.

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

Fixed-Price Projects

We undertake certain projects billed on a fixed-price basis. We recognize revenue from these contracts on a proportional performance basis, which is different from our principal method of billing, the time-and-material basis. Failure to accurately estimate the resources or time required to complete a fixed price project or to maintain the required quality levels or any unexpected increase in cost due to increase in employee cost, office space cost, technology cost or failure to complete such projects within budget would expose us to risks associated with cost overruns. This could have a material adverse effect on our business, operating results and financial condition.

Recruitment and Retention of IT Professionals

Our industry relies on large numbers of skilled IT employees, and our success depends upon our ability to attract, develop, motivate and retain a sufficient number of skilled IT professionals and project managers who possess the technical skills and experience necessary to deliver our services. Qualified IT professionals are in demand worldwide and are likely to remain a limited resource for the foreseeable future. There can be no assurance that qualified IT professionals will be available to us in sufficient numbers, or that we will be successful in retaining current or future employees. Failure to attract or retain qualified IT professionals in sufficient numbers may have a material adverse effect on our business, operating results and financial condition. Historically, we have done much of our recruiting outside of the countries where the client work is performed. Accordingly, any perception among our IT professionals, whether or not well founded, that our ability to assist them in obtaining temporary work visas and permanent residency status has been diminished, could lead to significant employee attrition.

Exposure to Regulatory and General Economic Conditions in India

Our subsidiary iGATE Global Solutions (“iGS”) utilizes offshore software development centers based in Bangalore, Chennai, Hyderabad, and Noida, India. iGS also operates recruiting and training centers in India. The Indian government exerts significant influence over its economy. In the recent past, the Indian government has provided significant tax incentives and relaxed certain regulatory restrictions in order to encourage foreign investment in certain sectors of the economy, including the technology industry. Certain of these benefits that directly affect us include, among others, tax holidays (temporary exemptions from taxation on operating income), liberalized import and export duties and preferential rules on foreign investment and repatriation. To be eligible for certain of these tax benefits, we must continue to meet certain conditions. A failure to meet such conditions in the future could result in the cancellation of the benefits. There can be no assurance that such tax benefits will be continued in the future and also it is not clear whether new tax policies will provide equivalent benefits and incentives. Any new tax legislation and the results of actions by taxing authorities may have adverse effect on our operations and our overall tax rate.

Increase in Wages of our Employees

Salaries and other related benefits constitute a major portion of our total cost. Most of our employees are based in India and our wage costs in India have historically been significantly lower than wage costs in the United States and Europe for comparably skilled professionals, and this has been one of our competitive advantages.

However, wage increases in India or other countries where we have our operations may prevent us from sustaining this competitive advantage and may negatively affect our profit margins. We may need to increase the levels of our employee compensation more rapidly than in the past to retain talent. Unless we are able to continue to increase the efficiency and productivity of our employees, wage increases in the long term may reduce our profit margins.

Dependence on Senior Leadership Team

Our success is highly dependent on the efforts and abilities of our Chief Executive Officer, Phaneesh Murthy and senior management team. These personnel possess business and technical capabilities that are difficult to replace. Although each executive has entered into employment agreements containing non-competition, non-disclosure and non-solicitation covenants, these contracts do not guarantee that they will continue their employment with us or that such covenants will be enforceable. If we lose service of any of the key executives, we may not be able to effectively manage our current operations and meet our ongoing and future business challenges and this may have material adverse effect on our business, operating results and financial condition.

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

We may also be liable to our clients for damages caused by disclosure of confidential information of the client. We are often required to collect and store sensitive and confidential data of the client to perform the services under the contract. If any of our current or former employees misappropriates client’s sensitive or confidential data or if we do not adapt to latest changes in the data protection legislation, we could be subject to significant liability to our clients.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Information regarding the principal properties owned and leased by the Company and its subsidiaries as of December 31, 2008 is set forth below:

Location	Principal Use	Approximate Square Footage
Fremont, California	Corporate headquarters, management administration, human resources, sales, and marketing	6,300
Pittsburgh, Pennsylvania	Management administration, human resources, sales and marketing	11,000
Chennai, India	iGS offshore development center	100,000
Bangalore, India	iGS Whitefield campus and offshore development center	500,000
Hyderabad, India	iGS offshore development center	125,000
Noida, India	iGS offshore development center	80,000
Guadalajara, Mexico	iGS offshore development center	10,000
Ballarat, Australia	iGS offshore development center	3,100

In addition to the properties listed above, the Company and its subsidiaries lease sales offices in many IT services markets in the United States and throughout the world. These locations allow the Company to respond quickly to the needs of our clients and to recruit qualified IT professionals in these markets.

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

There were no matters submitted to a vote of shareholders during the fourth quarter of 2008.

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

	High	Low
2008
First Quarter	$8.43	$6.48
Second Quarter	8.69	6.28
Third Quarter	11.44	6.80
Fourth Quarter	$8.74	$4.32

2007
First Quarter	$8.70	$6.31
Second Quarter	8.39	6.58
Third Quarter	9.99	7.26
Fourth Quarter	$10.16	$6.66

On January 31, 2009, we had 141 registered holders of record of our Common Stock.

We currently have no program regarding the purchase of our Common Stock.

The Board of Directors of the Company declared on January 21, 2009 an annual cash dividend for the year ended December 31, 2008 of $0.11 per share payable to the shareholders of record as on February 28, 2009 and payable on March 16, 2009.

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share data)
Income Statement Data(1):
Revenues	$218,798	$201,734	$170,414	$139,516	$133,659
Gross margin	82,357	65,112	48,037	42,162	40,499
Gain on sale of land	—	—	—	—	(3,615)
Restructuring charges (recovery)(2)	—	769	(2,507)	—	4,896
Goodwill impairment(3)	—	1,950	—	—	—
Income (loss) from operations	27,682	9,483	(266)	(5,118)	(24,877)
Other income (expense), net	2,661	5,940	3,578	(250)	1,379
Equity in income (losses) of affiliated companies	2	29	317	338	(335)
Minority interest	(371)	(2,992)	(752)	(261)	(700)
(Loss) gain on venture investments and affiliated companies, net(4)	—	(193)	578	(2,149)	—
Income (loss) before income taxes	29,974	12,267	3,455	(7,440)	(24,533)
Income tax provision(benefit)	675	1,767	1,597	(1,468)	2,863

Income (loss) from continuing operations	29,299	10,500	1,858	(5,972)	(27,396)
Income from discontinued operations, net of income taxes(1)	1,605	5,085	6,846	12,941	9,185

Net income (loss)	$30,904	$15,585	$8,704	$6,969	$(18,211)

Net earnings per common share, Basic:
Earnings (loss) from continuing operations per share	$0.54	$0.20	$0.03	$(0.11)	$(0.52)
Earnings from discontinued operations per share	0.03	0.09	0.13	0.24	0.17

Net earnings—Basic	$0.57	$0.29	$0.16	$0.13	$(0.35)

Net earnings per common share, Diluted:
Earnings (loss) from continuing operations per share	$0.53	$0.20	$0.03	$(0.11)	$(0.52)
Earnings from discontinued operations per share	0.03	0.09	0.13	0.24	0.17

Net earnings—Diluted	$0.56	$0.29	$0.16	$0.13	$(0.35)

Weighted average common shares, basic	53,903	53,333	52,939	52,530	52,721

Weighted average common shares, diluted	55,451	53,972	53,278	52,734	52,721

Balance Sheet Data:
Cash and cash equivalents	$30,878	$46,655	$46,077	$40,371	$21,409
Short-term investments	34,601	25,295	31,826	30,798	35,863
Working capital(5)	74,497	93,617	111,931	100,912	93,723
Total assets	189,893	216,798	191,161	177,802	180,888
Total shareholders’ equity	$146,072	$155,966	$133,351	$117,672	$111,700

(1)

On September 4, 2008, the Board of Directors authorized management to utilize a tax-free separation for the divestiture of iGATE Professional Services and declared a stock dividend consisting of 1 share of Mastech for each 15 shares of iGATE. On September 30, 2008, we completed the spin-off of Mastech. On July 31, 2008, we completed the sale of iGATE Clinical Research International Inc and iGATE Clinical Research International Private Limited (collectively ‘iCRI’). In December 2007 we sold jobcurry Systems Private Ltd. In June 2004, we sold our subsidiary located in Sydney, Australia, iGATE Australia Pty. Ltd. (“iGATE

Australia”). In April 2004, we sold our subsidiary located in Edinburgh, Scotland, Direct Resources Scotland Ltd. (“DRI”). As required under accounting rules, dispositions are presented as discontinued operations, net of applicable statutory taxes.

(2)	In 2007, we incurred $0.8 million related to the restructuring of our Shared Services segment. In 2006, we reversed $2.5 million of our 2004 restructuring reserve related to our United Kingdom operation. In 2004, we incurred $4.9 million in connection with our restructuring of our United Kingdom operation.
(3)	In 2007, we incurred $2.0 million in total charges related to goodwill impairment in our subsidiary iGATE Global Solutions.
(4)	In 2007, we recorded an impairment charge of $0.6 million on our investment in Concours, which was offset by a gain of $0.4 million from an escrow account related to a prior sale of a business. In 2006, we sold our investment in Brainbench for $0.6 million. In 2005, we recorded an impairment charge of $2.4 million on our investment, which was offset by a gain of $0.3 million on the remaining shares of stock of ScanSoft (f/n/a Speechworks, Inc).
(5)	Working capital represents current assets less current liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

iGATE Corporation (“iGATE” or “the Company”) is a leading provider of Information Technology (“IT”) and IT enabled operations offshore outsourcing solutions services to large and medium-size organizations. iGATE provides end-to-end business solutions that leverage technology thus enabling its clients to enhance business performance.

On July 31, 2008, the Company completed the sale of iGATE Clinical Research International Inc and iGATE Clinical Research International Private Limited (collectively, “iCRI’”), its clinical research business, and on September 30, 2008, the Company completed the spin-off of its Professional Services business segment (“iPS”). In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets”, the assets and liabilities, results of operations and cash flows of iCRI and iPS have been classified as discontinued operations in the consolidated financial statements for all periods presented through the date of sale and spin-off. Cash flows of iCRI and iPS have been segregated in the consolidated statement of cash slows as separate line items within operating, investing and financing activities.

Critical Accounting Policies and Estimates

The following explains our most critical accounting policies and estimates. See Note 1 to our Consolidated Financial Statements set forth on pages 39 to 46 of this Form 10-K for a complete description of our significant accounting policies.

Revenue Recognition

We recognize revenue on time-and-material contracts as the services are performed. Time-and-material contracts typically bill at an agreed upon hourly rate. A price for an entire project is agreed upon for a predetermined fee before the project starts. We recognize revenues on fixed-price contracts using the proportional performance method. We prepare a budget for each fixed price project, and based upon the budget that we prepare, we estimate what our costs should be. We determine performance by comparing the actual cost of work performed to date to the estimated total cost for each contract. We recognize revenue based upon costs incurred by our consultants during the period. The Company follows this revenue recognition method for fixed-price contracts because there is a direct and consistent relationship between the service patterns and services provided to the customer and the direct costs incurred to provide such services. If our cost estimates indicate a loss on a particular fixed price contract, we record a provision for the estimated loss without regard to the stage of completion. Changes in job performance, conditions and estimated profitability may result in revisions to costs and revenues and are recognized in the period in which the changes are identified. Certain contracts with no stated deliverables, with a designated workforce assigned, we recognize revenues on a straight-line basis over the life of the contract. Revenue on these contracts is ratable and predetermined based upon the negotiated contract. We also bill customers based on a transaction fee basis. Revenue from these unit prices contracts are recognized on rendering of the services as per the terms of the contract.

Investments in Unconsolidated Entities

Investments in equity shares of unconsolidated entities that are not quoted or publicly traded in which the Company owns less than 20% of the voting interest are accounted for at cost. For investments in entities in which the Company owns between 20% and 50% of the voting interest or otherwise acquires management influence are accounted for using the equity method and initially recognized at cost. Under the equity method, the Company’s share of the post acquisition profits and losses is recognized in the consolidated statements of income.

For investments accounted for using the cost or equity method of accounting, management evaluates information (e.g., budgets, business plans, financial statements, etc.) in determining whether an other-than-temporary decline in value exists. Factors indicative of an other-than-temporary decline include recurring operating losses, credit defaults and subsequent rounds of financings at an amount below the cost basis of an investment. This list is not all inclusive and management weighs all quantitative factors in determining if an other-than-temporary decline in value of an investment has occurred.

In evaluating these factors above, management presumes a decline in value to be other-than-temporary if the fair value of the security is 20% or more below the investment’s carrying value for a period of six months or more (the “20% criteria”). However, the presumption of an other-than-temporary decline in these instances may be overcome if there is persuasive evidence indicating that the decline is temporary in nature (e.g., strong operating performance of investee, historical volatility of investee, etc.). Additionally, there may be instances where impairment losses are recognized even if the 20% criterion is not satisfied (e.g., plan to sell the security in the near term and the fair value is below the Company’s carrying basis). In 2007, the Company recorded an impairment of its remaining investment in Concours, Inc. of $0.6 million. There were no impairments recorded in 2008 or in 2006.

Allowance for Uncollectible Accounts

Accounts receivables are reviewed periodically to determine the probability of loss. The allowance for uncollectible accounts is determined using the combination of the specific identification method for balances deemed uncollectible, as well as judgments made by the Company based upon historical and expected collection experience.

Goodwill and intangible assets

Goodwill is not amortized but is reviewed for impairment annually or more frequently if indicators arise. The evaluation is based upon a comparison of the estimated fair value to the carrying value of the assets and liabilities. The fair values used in this evaluation are estimated based upon the Company’s market capitalization and the discounted future cash flow analysis. These cash flow projections are based upon a number of estimates and assumptions including operating results, business plans and future cash flows. Intangible assets are initially valued at fair market value using generally accepted valuation methods appropriate for the type of intangible asset. Intangible assets with definite lives are amortized over the estimated useful lives and are reviewed for impairment, if indicators of impairment arise. The evaluation of impairment is based upon a comparison of the carrying amount of the intangible asset to the estimated future undiscounted net cash flows expected to be generated by the asset. If estimated future undiscounted cash flows are less than the carrying amount of the asset, the asset is considered impaired. The impairment expense is determined by comparing the estimated fair value of the intangible asset to its carrying value, with any shortfall from fair value recognized as an expense in the current period. Amortization of the Company’s definite lived intangible assets is computed using the straight-line method over the estimated useful lives of the assets.

Income taxes

In determining taxable income for financial statement reporting purposes, we make certain estimates and judgments. These estimates and judgments are applied in the calculation of certain tax liabilities and in the determination of the recoverability of deferred tax assets, which arise from temporary differences between the recognition of assets and liabilities for tax and financial statement reporting purposes. In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax rules and the potential for future adjustment of our uncertain tax positions by the Internal Revenue Service or other taxing jurisdiction. If our estimates of these taxes are greater or less than actual results, an additional tax benefit or charge will result.

We record valuation allowances to reduce our deferred tax assets to an amount that we believe is more likely than not to be realized. We consider estimated future taxable income and ongoing prudent and feasible tax planning strategies, including reversals of deferred tax liabilities and tax holiday periods in assessing the need for a valuation allowance. If we determine that we will not realize all or part of our deferred tax assets in the future, we make an adjustment to the carrying value of the deferred tax asset, which would be reflected as income tax expense. Conversely, if we determine that we will realize a deferred tax asset, which currently has a valuation allowance, we reverse the valuation allowance which would be reflected as an income tax benefit or as an adjustment to stockholders’ equity for tax assets related to stock options. We have recorded a valuation allowance for deferred tax assets at entities or units that have been unprofitable and where we believe that such assets may not be utilized in the near term.

Derivative instruments and hedging activities

The Company purchases forward foreign exchange contracts/option contracts (derivatives) to mitigate the risk of changes in foreign exchange rates on accounts receivable and forecasted cash flows denominated in certain foreign currencies.

The Company designates derivative contracts as cash flow hedges if they satisfy the criteria for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Changes in fair values of derivatives designated as cash flow hedges are deferred and recorded as a component of accumulated other comprehensive income (losses), net of taxes until the hedged transactions occur and are then recognized in the Consolidated Statements of Income included in other income (expense), net. Changes in fair value of derivatives not designated as hedging instruments and the ineffective portion of derivatives designated as cash flow hedges are recognized in the Consolidated Statements of Income and are included in other income (expense), net.

With respect to derivatives designated as hedges, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategy for undertaking various hedge transactions. The Company also formally assesses both at the inception of the hedge and on a quarterly basis, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item. If it is determined that a derivative or a portion thereof is not highly effective as a hedge, or if a derivative ceases to be a highly effective hedge, the Company prospectively discontinues hedge accounting with respect to that derivative.

In all situations in which hedge accounting is discontinued and the derivative is retained, the Company continues to carry the derivative at its fair value on the balance sheet and recognizes any subsequent change in its fair value in the Consolidated Statement of Income. When it is probable that a forecasted transaction will not occur, the Company discontinues hedge accounting and recognizes immediately in the Consolidated Statement of Income the gains and losses attributable to such derivative that were accumulated in other comprehensive income.

Stock based compensation

Effective January 1, 2006 we adopted revised Statement of Financial Accounting Standards No. 123, Share-Based Payment, (“SFAS 123(R)”). SFAS 123(R) requires all share-based payments, including grants of stock options, restricted stock units and employee stock purchase rights, to be recognized in our financial statements based on their respective grant date fair values. Under this standard, the fair value of each employee stock option and employee stock purchase right is estimated on the date of grant using an option pricing model that meets certain requirements.

We currently use the Black-Scholes option pricing model to estimate the fair value of our share-based payments. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We estimate the expected volatility of our stock options at grant date based on the historical traded prices of our stock as the expected volatility assumption required in the Black-Scholes model. The expected life of the stock options is based on historical and other data including life of the option and vesting period. The risk-free interest rate assumption is the implied yield currently available on zero-coupon government issues with a remaining term equal to the expected term. The dividend yield assumption is based on our history and expectation of dividend payouts. Stock-based compensation expense recognized in our financial statements in 2006 and thereafter was based on awards that are ultimately expected to vest. The amount of stock-based compensation expense in 2006 and thereafter was reduced for estimated forfeitures based on historical experience. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ significantly from those estimated.

We evaluate the assumptions used to value stock-based awards on a periodic basis. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. To the extent that we grant additional equity securities to employees or we assume unvested securities in connection with any acquisitions, our stock-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants or acquisitions.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant items subject to such estimates and assumptions include the useful lives of property and equipment, carrying amount of property and equipment, intangibles and goodwill, valuation allowance for receivables and deferred tax assets, valuation of derivative instruments, valuation of share-based compensation, assets and obligations related to employee benefits, income tax uncertainties and other contingencies and commitments. Management believes that the estimates used in the preparation of the consolidated financial statements are prudent and reasonable. Although these estimates are based upon management’s best knowledge of current events and actions, actual results could differ from these estimates.

Results of Operations from Continuing Operations for the Year Ended December 31, 2008 as Compared to the Year Ended December 31, 2007:

	Year Ended December 31,
	2008	2007
Revenues	$218,798	$201,734
Cost of revenues	136,441	136,622

Gross margin	82,357	65,112
Selling, general and administrative	45,327	42,471
Depreciation and amortization	9,348	10,439
Restructuring charges	—	769
Goodwill impairment	—	1,950

Income from operations	27,682	9,483
Interest income	2,658	3,923
Interest expense	(90)	(89)
Other income, net	93	2,106
Equity in income of affiliated companies	2	29
Minority interest	(371)	(2,992)
(Loss) on venture investments and affiliated companies, net	—	(193)

Income before income taxes	29,974	12,267
Income tax expense	675	1,767

Income from continuing operations	$29,299	$10,500

Revenues for the year ended December 31, 2008 were $218.8 million, an increase of $17.1 million or 8.5%, as compared to $201.7 million for the year ended December 31, 2007. Our revenue increase for the periods presented is directly attributable to a combination of increased business with our recurring customers which contributed an increase of $10.2 million for the year ended December 31, 2008, and the balance from new customer wins. There was an increase in billable headcount from 5,765 as of December 31, 2007 to 6,141 as of December 31, 2008. The increase in billable headcount directly resulted in increased billable hours and a corresponding increase in revenue. Our top ten customers accounted for 73.8% and 65.5% of the revenue for the year ended December 31, 2008 and 2007, respectively.

The gross margin as a percentage of sales (“gross margin percentage”) was 37.6% for the year ended December 31, 2008, as compared to 32.3% for the year ended December 31, 2007. The increase in gross margin percentage was largely attributable to an increase in realized rates for offshore and onsite work and improved utilization. The average onsite and offshore rates improved by 5.0% and 1.5%, respectively, in the year ended December 31, 2008 over the year ended December 31, 2007. The volume of work done offshore increased from 76.5% to 78.2%.

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

S,G&A costs for the year ended December 31, 2008 were $45.3 million or 20.7% of revenues, as compared to $42.5 million or 21.1% of revenues for the year ended December 31, 2007. Our net employee costs increased approximately $0.2 million for the year as compared to the prior year. Our net corporate costs decreased by $0.4 million due to decrease in accounting and insurance of $1.0 million, which was offset by an increase in bad debt expense. Our facilities costs increased $3.1 million mainly due to increases in rental and communication related expenses.

Depreciation and amortization cost was $9.3 million or 4.3% of revenue, as compared to $10.4 million or 5.2% of revenue a decrease of $1.1 million.

In June 2007, we recorded a goodwill impairment charge of approximately $2.0 million, related to our July 2006 acquisition of LoanPro. This impairment charge was not considered as part of our discussion of S,G&A cost and was recorded on a separate line item on our Consolidated Statements of Income.

Operating income percentage was 12.7% for the year ended December 31, 2008 as compared to 4.7% for the year ended December 31, 2007. This increase was due primarily to the increase in gross margin by 5.3% and the decrease in S,G&A costs as a percentage of revenue by 0.4%. The increase in operating income percentage was mainly due to increases in revenues and gross margins.

Other Income (Expense) Components

Other income, net for the year ended December 31, 2008, totaled $2.7 million, compared to $5.9 million for the year ended December 31, 2007. The following paragraphs discuss significant components of other income (expense) and changes within each of the years presented.

In 2008, our investment income totaled $2.7 million as compared to $3.9 million for 2007. The decrease was due to a decrease in cash and cash equivalents and short term investment from $72.0 million in December 31, 2007 to $65.5 million in December 31, 2008. The decrease in cash was due to $30.8 million spent to purchase shares from minority shareholders in iGS. In 2008, we recognized $3.7 million of favorable foreign currency gain related to our intercompany debt in India which was offset by $4.6 million of realized loss on our hedges. In 2007, we recognized $0.3 million of unfavorable foreign currency translation losses related to our intercompany debt with India which was offset by $2.4 million of realized gain on our hedges. As of December 31, 2008, all of our outstanding forward contracts met the qualifying criteria to receive hedge accounting.

During the year ended December 31, 2008 there was a gain of $0.4 million on termination of land sale contract. During June 2007 we took an investment write off for $0.6 million.

Minority interest expense was $0.4 million for the year ended December 31, 2008 and relates to the minority interest portion of the income of iGS. Minority interest expense was $3.0 million for the year ended December 31, 2007 also related to the income of iGS. This has reduced due to the acquisition of minority interest in our subsidiary iGS during the year as part of delisting from Indian Stock Exchanges.

Income Taxes

Federal income taxes calculated at the U.S. statutory rate were $10.5 million for the year ended December 31, 2008. State income taxes which totaled $0.1 million for 2008 were calculated using a blended statutory rate, and are net of federal income tax benefit. Our income tax provision was $0.7 million at an effective rate of 2.3% for the year.

Several items caused variations from our statutory tax provision. iGS is eligible to claim a tax holiday on the majority of its operating income through March 2010. Taxable income for determining the income tax provision of iGS includes non operating income, such as interest income and capital gains income and operating income of one of its units for which tax holiday has expired. The tax holiday resulted in a benefit of $8.6 million for the year ended December 31, 2008.

Other variations typically arise because certain expenses or benefits recorded to our financial statements are either limited or disallowed when calculating our income tax provision. Certain expenses such as minority interest expense are not deductible at all. In addition to these limited or disallowed deductions, valuation allowances have been provided against certain deductions for which the recognition of the corresponding tax benefit is unlikely.

These deductions include net operating losses realized by iGS’s U.S. Branch and capital gains / losses realized from the disposition of certain subsidiary and equity investments. The aggregate impact of these variations on the Company’s effective tax rate was a benefit of $1.3 million.

Federal income taxes calculated at the U.S. statutory rate were $4.3 million for the year ended December 31, 2007. State income taxes which totaled $0.1 million for 2007 were calculated using a blended statutory rate, and are net of federal income tax benefit. Our income tax provision was $1.8 million at an effective rate of 14.4% for the year.

Several items caused variations from our statutory tax provision. iGS is eligible to claim a tax holiday on the majority of its operating income through March 2010. The tax holiday resulted in a benefit of $4.7 million for the year ended December 31, 2007. iGS’ non-operating income, such as interest income, is not included in the tax holiday, and has been considered as part of our income tax provision.

Other variations typically arise because certain expenses or benefits recorded to our financial statements are either limited or disallowed when calculating our income tax provision. Certain expenses such as minority interest expense are not deductible at all. In addition to these limited or disallowed deductions, valuation allowances have been provided against certain deductions for which the recognition of the corresponding tax benefit is unlikely. These deductions include net operating losses realized by iGS’s U.S. Branch and capital losses realized from the disposition of certain subsidiary and equity investments. The aggregate impact of these variations on the Company’s effective tax rate was $2.0 million.

Results of Operations from Continuing Operations for the Year Ended December 31, 2007 as Compared to the Year Ended December 31, 2006:

	Year Ended December 31,
	2007	2006
Revenues	$201,734	$170,414
Cost of revenues	136,622	122,377

Gross margin	65,112	48,037
Selling, general and administrative	42,471	40,527
Depreciation and amortization	10,439	10,283
Restructuring charges (recovery)	769	(2,507)
Goodwill impairment	1,950	—

Income (loss) from operations	9,483	(266)
Interest income	3,923	3,146
Interest expense	(89)	(96)
Other income, net	2,106	528
Equity in income of affiliated companies	29	317
Minority interest	(2,992)	(752)
(Loss) gain on venture investments and affiliated companies, net	(193)	578

Income before income taxes	12,267	3,455
Income tax expense	1,767	1,597

Income from continuing operations	$10,500	$1,858

Revenues for the year ended December 31, 2007 were $201.7 million, an increase of $31.3 million or 18.4%, as compared to $170.4 million for the year ended December 31, 2006. Our revenue increase for the periods presented is directly attributable to a combination of increased business with our recurring customers which contributed an increase of $27.1 million for the year ended December 31, 2007, and the balance from new customer wins. There was an increase in billable headcount from 5,299 as of December 31, 2006 to 5,765 as of

December 31, 2007. This resulted in increased billable hours and a corresponding increase in revenue. Revenues from the top 10 customers increased by more than $20 million from the prior year.

The gross margin as a percentage of sales (“gross margin percentage”) was 32.3% for the year ended December 31, 2007, as compared to 28.2% for the year ended December 31, 2006. This improvement was due primarily to the increasing mix of higher profit margin projects from existing customers, higher offshore and onsite billing rates, higher offshore volumes and improved resource utilization. The average onsite and offshore rates improved by 6.7% and 4.2%, respectively, in the year ended December 31, 2007 over the year ended December 31, 2006 this improvement was due primarily to the increasing mix of higher profit margin projects from existing customers, higher offshore and onsite billing rates, higher offshore volumes and improved resource utilization. The volume of work done offshore increased from 72.8% to 76.5%.

Selling, general and administrative expenses (“S,G&A”) include all costs that are not directly associated with revenue generating consultants. S,G&A expenses include employee costs, corporate costs and facilities costs. Employee costs include administrative salaries and related employee benefits, travel, recruiting and training costs. Corporate costs include costs such as legal, accounting and outside consulting fees. Facilities costs include rent and communications costs. S,G&A costs for the year ended December 31, 2007 were $42.5 million or 21.1% of revenues, as compared to $40.5 million or 23.8% of revenues for the year ended December 31, 2006. Our employee cost increased approximately $0.4 million for the year ended as compared to the prior year. Our net corporate cost increased approximately $0.1 million for the year due to increases in bad debt expense and legal and accounting costs. Our net facilities costs increased $1.5 million mainly due to increases in rent and non-capital equipment expenditures at our new campus in Bangalore, India.

Depreciation and amortization cost was $10.4 million or 5.2% of revenue, as compared to $10.3 million or 6.0% of revenue.

In June 2007, we recorded a goodwill impairment charge of approximately $2.0 million, related to our July 2006 acquisition of LoanPro. This impairment charge was not considered as part of our discussion of iGS’ S,G&A cost and was recorded on a separate line item on our Consolidated Statements of Income.

Operating income percentage was 4.7% for the year ended December 31, 2007 as against operating loss percentage of 0.2% for the year ended December 31, 2006. The increase in operating income percentage was mainly due to significant increases in revenues and gross margins.

Other Income (Expense) Components

Other income, net for the year ended December 31, 2007, totaled $5.9 million, compared to $3.6 million for the year ended December 31, 2006. The following paragraphs discuss significant components of other income (expense) and changes within each of the years presented.

In 2007, our interest income totaled $3.9 million as compared to $3.1 million for 2006. The increase was due to increased investment yields as well as increases in invested cash during 2007 as our cash flows increased during 2007, allowing us to invest additional cash. In 2007, we recognized $0.3 million of unfavorable foreign currency translation losses related to our intercompany debt with India which was offset by $2.4 million of realized gain on our hedges. In 2006, we recognized $0.5 million of unfavorable foreign currency translation losses related to our intercompany debt with India, which was offset by $1.2 million of realized gain on our hedges. As of July 1, 2007, our hedging activities met the minimum requirements for effective hedge accounting treatment under current accounting rules. As a result, from July 1, 2007 onwards, we only recognize realized gains or losses as current period income or loss.

In 2007, we recorded an impairment charge in our investment in Concours of $0.6 million, which was offset by a gain of $0.4 million from an escrow account related to a prior sale of a business. In 2006, we sold our investment in Brainbench for $0.6 million. These gain and losses are included as a component of Gain (loss) on Venture Investments and Affiliated Companies in the Consolidated Statements of Income.

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

Income Taxes

Federal income taxes calculated at the U.S. statutory rate were $4.3 million for the year ended December 31, 2007. State income taxes which totaled $0.1 million for 2007, were calculated using a blended statutory rate, and are net of federal income tax benefit. Our income tax provision was $1.8 million at an effective rate of 14.4% for the year.

Several items caused variations from our statutory tax provision. iGS is eligible to claim a tax holiday on the majority of its operating income through March 2010. The tax holiday resulted in a benefit of $4.7 million for the year ended December 31, 2007. iGS’ non-operating income, such as interest income, is not included in the tax holiday, and has been considered as part of our income tax provision.

Other variations typically arise because certain expenses or benefits recorded to our financial statements are either limited or disallowed when calculating our income tax provision. Certain expenses such as minority interest expense are not deductible at all. In addition to these limited or disallowed deductions, valuation allowances have been provided against certain deductions for which the recognition of the corresponding tax benefit is unlikely. These deductions include net operating losses realized by iGS’s U.S. branch and capital losses realized from the disposition of certain subsidiary and equity investments. The aggregate impact of these variations on the Company’s effective tax rate was $2.0 million.

Federal income taxes calculated at the U.S. statutory rate were $1.2 million for the year ended December 31, 2006. State income taxes which totaled $0.2 million for 2006, were calculated using a blended statutory rate, and are net of federal income tax benefit. Our income tax provision was $1.6 million at an effective rate of 46.2% for the year.

Several items caused variations from our statutory tax provision. iGS is eligible to claim a tax holiday on the majority of its operating income through March 2010. The tax holiday resulted in a benefit of $3.7 million for the year ended December 31, 2006. iGS’ non-operating income, such as interest income, is not included in the tax holiday, and has been considered as part of our income tax provision.

Other variations typically arise because certain expenses or benefits recorded to our financial statements are either limited or disallowed when calculating our income tax provision. Certain expenses such as minority interest expense are not deductible at all. In addition to these limited or disallowed deductions, valuation allowances have been provided against certain deductions for which the recognition of the corresponding tax benefit is unlikely. These deductions include capital losses realized from the disposition of certain subsidiary and equity investments. The aggregate impact of these variations on the Company’s effective tax rate was $3.9 million.

Liquidity and Capital Resources

At December 31, 2008 we had cash and short-term investments of $30.9 million and $34.6 million, respectively, as compared to cash and short-term investments of $46.7 million and $25.3 million, respectively, at

December 31, 2007. Short-term investments at December 31, 2008 and December 31, 2007 consisted mainly of highly liquid short-term investments. Our focus has been liquidity along with the preservation of our principal holdings.

Cash provided by operations is anticipated to be adequate to fund capital expenditures and other business needs over the next 12 months.

On May 21, 2008, iGS entered into a loan agreement with Citibank N.A. that provided for a $6.5 million working capital line of credit. The loan is secured by way of a charge on all of iGS’ present and future receivables, investments, rights to or on moveable properties and moveable current assets. As of December 31, 2008 and for the period from May 21, 2008 through December 31, 2008, iGS did not utilize the line of credit. There is no expiration date for the line of credit and the interest rate would be determined at the time of withdrawal of funds at the then applicable rates.

Cash from Operations

Cash provided by continuing operations was $43.2 million for the year ended December 31, 2008. Primary factors contributing to our cash provided by continuing operations were net income of $29.3 million for the period, plus significant non cash items of approximately $11.5 million. These non cash items included depreciation and amortization of $9.3 million, stock based compensation expense related to SFAS 123(R) of $4.8 million, deferred rent of $0.6 million, and minority interest of $0.4 million which was offset by deferred tax of $3.6 million.

The net effect on the Company’s working capital items for the year ended December 31, 2008 was a positive $4.7 million. Major changes in working capital were a decrease in prepaid and other current assets of $1.7 million and an increase in accounts payable and other liabilities of $8.2 million and deferred revenue of $0.3 million which was offset by an increase in accounts and unbilled receivables of $4.9 million, decrease in restructuring reserve of $0.6 million. The increase in accounts receivable was mainly due to an increase in sales partly offset by the decrease in day sales outstanding from 71 days at the end of 2007 to 65 days as of December 31, 2008.

Cash provided by continuing operations was $29.9 million for the year ended December 31, 2007. Primary factors contributing to our cash provided by operations were net income of $10.5 million for the period, plus significant non cash items of approximately $17.6 million. These non cash items included depreciation and amortization of $10.4 million, stock based compensation expense related to SFAS 123(R) of $3.7 million, impairment of goodwill of $2.0 million, a loss on the write down of an investment of an affiliated company for $0.6 million, and minority interest of $3.0 million, offset by deferred taxes of $2.4 million.

The net effect on the Company’s working capital items for the year ended December 31, 2007 was a positive $2.2 million. Major changes in working capital were a decrease in accounts and unbilled receivables of $4.2 million, in accounts payable and other liabilities of $3.6 million offset by an increase in prepaid assets of $5.7 million. The decrease in accounts receivable was directly related to a significant improvement in our days outstanding, as our days sales outstanding decreased from 75 days at the end of 2006 to 71 days as of December 31, 2007. The increase in prepaid assets consisted primarily of $5.0 million retained in an escrow account in India that was specifically earmarked for the repurchase of shares related to the delisting of iGS. The increase in accounts payable and other liabilities was directly related to increased accruals for expenses due to the higher level of business at the end of 2007 versus the prior year end.

Cash provided by continuing operations was $6.1 million for the year ended December 31, 2006. Primary factors contributing to our cash provided by operations were net income of $1.9 million for the period, plus significant non cash items of approximately $13.0 million. These non cash items included depreciation and amortization of $10.3 million and stock based compensation expense related to SFAS 123(R) of $3.4 million.

The net effect on the Company’s working capital items for the year ended December 31, 2006 was a negative $(8.5) million. Major changes in working capital were an increase in accounts and unbilled receivables of $4.5 million, a decrease in restructuring reserves of $4.8 million offset by an increase in accounts payable and other liabilities of $0.9 million. The increase in accounts receivable was directly related to a higher volume of revenues recorded in the last two months of 2006 versus the last two months of 2005. The decrease in restructuring reserves consisted primarily of cash payments of $1.5 million made during 2006 on previous established reserves and a liability reduction of $2.5 million for the sublease of office space in the UK. The increase in accounts payable and other liabilities was directly related to increased accruals for expenses due to the higher level of business at the end of 2006 versus the prior year end.

Investing Activities

Cash used in investing activities for the year ended December 31, 2008 was $53.3 million, as compared to cash used in investing activities of $41.7 million in 2007 and $9.0 million in 2006.

Our capital expenditures were $14.2 million, $8.1 million and $9.0 million for the years ended December 31, 2008, 2007 and 2006, respectively. Significant portions of capital expenditures in all three years presented were due to expansion of our campus located in offshore centers in India.

In 2008, we acquired 2.2 million shares of iGS, representing 7% of iGS shares outstanding, from the Indian public at a price of approximately $10 per share and redemption of vested option settlement at a total cost of $30.8 million. The shares were purchased to delist iGS from the Indian stock exchanges. In 2007, we acquired 4.0 million shares of iGS, representing 12.65% shares outstanding of iGS from the Indian public at a cost of $42.2 million at a price of approximately $10.40 per share. Under applicable Indian laws, iGS could be delisted only after iGATE and its affiliates acquired over 90% of iGS’ common stock in accordance with the delisting guidelines of the Securities and Exchange Board of India. In 2006, we acquired cash of $0.3 million as part of our acquisition of an additional 55% of the equity of LoanPro.

We received net cash proceeds from the sale of iCRI of $2.9 million in 2008. In 2006, we sold our remaining interest in Brainbench for $0.6 million.

In 2008, we increased our investment portfolio by $14.6 million. In 2007, we decreased our Investment portfolio by $8.6 million. We increased our investment portfolio by $0.8 million in 2006. In 2007, we used our short-term investments for capital additions for our campus in Bangalore, India. In 2006, we were able to increase our short-term investments due to increases in cash.

Financing Activities

Cash used by financing activities was $2.9 million for the year ended December 31, 2008, and cash provided by financing activities of $2.7 million and $1.9 million for the years ended December 31, 2007 and 2006, respectively. Sources of cash related to stock option exercises were $2.0 million, $3.0 million and $1.9 million in 2008, 2007 and 2006, respectively. Tax benefits recognized in conjunction with SFAS 123(R) were $0.1 million, $0.2 million and $0.1 million in 2008, 2007 and 2006, respectively.

On May 21, 2008, iGS entered into a loan agreement with Citibank N.A. that provided for a $6.5 million working capital line of credit. The loan is secured by iGS present and future receivables, investments, rights to or on moveable properties and movable current assets. As of December 31, 2008 iGS did not have any amounts outstanding under the line of credit.

Restructurings

We restructured our businesses in 2007 and 2004. As a result of these restructurings, we will be required to make cash payments in future years. The nature of the payments and the reasons for the restructurings are discussed more fully in Note 24 to the Consolidated Financial Statements. The following table details the cash payments that we will be required to make in the future years:

	2009	2010	2011	2012	2013	Thereafter
	(Dollars in thousands)
Severance and related items	$107	$—	$—	$—	$—	$—
Leases costs of office closure	79	85	—	—	—	—

Total	$186	$85	$—	$—	$—	$—

Contractual Obligations

We also have financial commitments related to existing leases on our occupied space. Our commitments are as follows:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in thousands)
Operating lease obligations	$15,287	$3,642	$5,310	$4,627	$1,708
Capital lease obligations	668	237	348	83	—
Foreign exchange derivative contracts	10,602	7,468	3,134	—	—

Total	$26,557	$11,347	$8,792	$4,710	$1,708

The Company is expanding Phase IV of its campus located in Bangalore, India. Total remaining estimated costs of the project will approximate $7.3 million at December 31, 2008 and will be paid out over the next 6 months. In January 2009, approximately $0.7 million was incurred towards this project. Phase I was completed in February 2004, Phase II was completed in December 2005 and Phase III was completed in January 2007. The Company has funded the entire project to date through a combination of available cash reserves and short term investments and expects to fund the costs of Phase IV through its net cash flows provided by operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Seasonality

Our operations are generally not affected by seasonal fluctuations. However, our consultants’ billable hours are affected by national holidays and vacation policies, which vary by country.

Economic Trends and Outlook

The outlook with respect to global spending on IT services is mixed. According to a forecast from IDC in November 2008, worldwide IT spending will grow 2.6% year over year in 2009. According to the Global IT Market Outlook for 2009, published by Forrester Research, Inc. in January 2009, global IT services and outsourcing spend is estimated to be approximately $484 billion, 3 percent less than in 2008. It is expected that IT outsourcing services will perform slightly better than IT consulting and systems integration services, as the latter is vulnerable to a reduced demand for software purchases to be implemented and integrated.

A majority of our business comes from the United States, which is currently going through an economic downturn. The majority of our top 10 customers are United States companies, and any negative impact in their business can result in reduced demand for our services, which would substantially also affect our future revenues and margins.

We believe that our business model is somewhat diversified, both geographically and operationally—we serve both IT and IT enabled solutions, and have opened centers in both Mexico and Australia. We believe our strategy of a Global delivery model positions us well to provide a greater breadth of services in catering to market needs and opportunities, even with substantial uncertainty in the current outlook with respect to global IT spending.

Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations” (“SFAS No. 141(R)”). The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition-related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company will adopt this statement for all acquisitions consummated beginning January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”). The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements, including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, SFAS No. 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company does not expect the adoption of this statement to have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of this statement on its financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (R), Business Combinations. FSP No. 142-3 is effective for fiscal years beginning after December 15, 2008. The Company does not believe that adoption of this accounting standard effective January 1, 2009 will have a significant impact on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. SFAS No. 162 becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not expect that the adoption of this statement will have a material impact on its consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Factors

We are exposed to market risks from adverse changes in foreign exchange rates, interest rates, especially the Indian Rupee (“Rupee”). Our exchange rate risk arises from our foreign currency revenues, receivables and payables. We have sought to reduce the effect of any currency exchange rate fluctuations on our results of operations by purchasing forward foreign exchange contracts and foreign exchange options to cover a portion of our expected cash flows. These instruments typically have maturities of one to three years. We use these instruments as economic hedges and not for speculative purposes and they qualify for hedge accounting under SFAS 133. We do not engage in speculative or leveraged transactions, nor do we hold or issue financial instruments for trading purposes.

Foreign Exchange Rate Sensitivity

The Company’s cash flow and earnings are subject to fluctuations due to exchange rate variation mainly between the Rupee and the U.S. Dollar (the “USD”). This foreign currency risk exists based upon the nature of the Company’s operations. The majority of the Company’s customers and revenue are U.S. based, which provides an inherent foreign currency risk between USD and Rupee exchange rates. We attempt to limit our exposure to changing Rupee rates mainly through financial market transactions.

We enter into forward foreign exchange contracts to mitigate the risk of changes in foreign exchange rates on inter-company transactions and forecasted transactions denominated in foreign currencies. All of these transactions meet the criteria for hedge accounting as cash flow hedges under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”. We designate contracts as cash flow hedges if they satisfy the criteria for hedge accounting under SFAS 133. Changes in the fair value of these hedges are deferred and recorded as a component of accumulated other comprehensive income (losses), until the hedged transaction occur and are then recognized in the Consolidated Statements of Income. Changes in fair value for the ineffective portion of hedging instruments are recognized in the Consolidated Statements of Income of each period and are included in other income (expense), net.

We formally document all relationships between hedging instruments and hedge items, as well as its risk management objectives and strategy for undertaking various hedge transactions with respect to derivatives designated as hedges. In addition, we formally assess both at the inception of the hedge and on a quarterly basis, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item. If it is determined that a derivative or a portion thereof is not highly effective as a hedge, or if a derivative ceases to be highly effective hedge, we will prospectively discontinue hedge accounting with respect to that derivative.

In all situations in which hedge accounting is discontinued and the derivative is retained, we continue to carry the derivative at its fair value on the balance sheet and recognize any subsequent change in its fair value in the consolidated statement of income. When it is probable that a forecasted transaction will not occur, we discontinue the hedge accounting and recognize immediately in the consolidated statement of income the gains and losses attributable to such derivative that were accumulated in other comprehensive income.

The following table presents information related to foreign currency contracts held by the Company:

OUTSTANDING HEDGE TRANSACTIONS ON DECEMBER 31, 2008

	Maturity Date Ranges	Strike Price at Rupee Rate Ranges	Amount	Net Unrealized Gains/(Losses) December 31, 2008
			(Dollars in thousands)
FORWARD CONTRACTS—USD
From:	January 28, 2009	40.17
To:	April 30, 2010	50.84

Subtotal			$6,850	$(856)

CURRENCY OPTION CONTRACTS—USD
From:	January 25, 2009	39.76
To:	June 30, 2011	51.50

Subtotal			101,700	(10,890)

FORWARD CONTRACTS—CAD
From:	January 30, 2009	43.00
To:	April 30, 2009	45.25

Subtotal			$4,926	452

Total				$(11,294)

As of December 31, 2008, iGS’ forward contracts to hedge intercompany cash flows will all mature by April 30, 2010. As each contract matures, iGS will receive Rupees at the contracted rate (“strike price”) while delivering either the USD or Canadian Dollar (“CAD”) equivalent of Rupees at the prevailing Rupee exchange rate. Contracts that meet qualifying criteria are accounted for as foreign currency cash flow hedges. Accordingly, the effective portion of gains and losses is deferred as a component of other comprehensive income and is recognized in earnings at the time the hedged item affects earnings. Any gains and losses due to hedge ineffectiveness or related to contracts which do not qualify for hedge accounting are recorded in current period earnings in “other income, net”. As of December 31, 2008 all of the contracts outstanding met qualifying criteria to receive hedge accounting and have been effective. As a result, for the year ended December 31, 2008, iGS has appropriately recorded other comprehensive loss of $0.4 million. For the year ended December 31, 2007, iGS recognized other comprehensive gain of $0.3 million.

As of December 31, 2008, iGS’ option contracts to hedge intercompany cash flows will all mature by August 31, 2009. As each contract matures and dependent upon prevailing Rupee exchange rates, iGS will sell USDs or CADs at each contracted “put” strike price. Contracts that meet qualifying criteria are accounted for as foreign currency cash flow hedges. Accordingly, the effective portion of gains and losses is deferred as a component of other comprehensive income and is recognized in earnings at the time the hedged item affects earnings. Any gains and losses due to hedge ineffectiveness or related to contracts which do not qualify for hedge accounting are recorded in current period earnings in “other income and expense”. As of December 31, 2008 all the contracts met qualifying criteria to receive hedge accounting and have been deemed to be effective. As a result, for the year ended December 31, 2008, iGS has appropriately recorded other comprehensive loss of $10.9 million. For the year ended December 31, 2007, iGS recognized other comprehensive gain of $1.2 million.

Substantially all of the Company’s foreign affiliates’ financial instruments are denominated in their respective functional currencies (See Note 9 to the Consolidated Financial Statements).

Interest Rate Sensitivity

The Company is exposed to changes in interest rates primarily as a result of its investing activities used to maintain liquidity and fund business operations. The nature and amount of the Company’s long-term and short-

term debt can be expected to vary as a result of future business requirements, market conditions and other factors.

Effect of Hypothetical 10% Fluctuation In Market Prices

Our primary net foreign currency exposure is the Rupee. The fair value of foreign exchange contracts is subject to changes in foreign currency exchange rates.

As of December 31, 2008, the potential gain or loss in the fair value of the Company’s outstanding foreign currency contracts assuming hypothetical 10%, 5%, 2% and 1% fluctuations in currency rates would be approximately (in millions):

	Valuation given X% decrease in Rupee / USD rate				Fair Value as of December 31, 2008	Valuation given X% increase in Rupee / USD rate
	(10%)	(5%)	(2%)	(1%)		1%	2%	5%	10%
Rupee to USD rate	43.839	46.275	47.736	48.223	48.710	49.197	49.684	51.146	53.581
Derivative Instruments	$0.1	$(6.2)	$(10.0)	$(11.3)	$(11.3)	$(13.8)	$(15.1)	$(18.8)	$(25.1)

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

For all significant foreign operations, the functional currency is the local currency. Assets and liabilities of these operations are translated at the exchange rate in effect at each period end. Statement of Income accounts are translated at the average exchange rate prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included as a component of other comprehensive income (loss). Realized gains and losses from foreign currency transactions are included in other income, net for the periods presented.

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

The Company’s Consolidated Financial Statements for the year ended December 31, 2008 have been audited by Ernst & Young, an Independent Registered Public Accounting Firm, whose report thereon appears on page 33 of this Form 10-K.

The Board of Directors pursues its responsibility for the Company’s financial reporting and accounting practices through its Audit Committee, all of the members of which are independent directors. The Audit Committee’s duties include recommending to the Board of Directors the Independent Registered Public Accounting Firm to audit the Company’s financial statements, reviewing the scope and results of the independent accountants’ activities and reporting the results of the committee’s activities to the Board of Directors. The Independent Registered Public Accounting Firm has met with the Audit Committee in the presence of management representatives to discuss the results of their audit work. The Independent Registered Public Accounting Firm has direct access to the Audit Committee.

Phaneesh Murthy

President, Chief Executive Officer and Director

Sujit Sircar

Chief Financial Officer

iGATE CORPORATION

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of iGATE Corporation

We have audited the accompanying consolidated balance sheet of iGATE Corporation and subsidiaries as of December 31, 2008 and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of iGATE Corporation and subsidiaries at December 31, 2008 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), iGATE Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young

New Delhi, India

February 23, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

iGATE Corporation

Pittsburgh, Pennsylvania

We have audited the accompanying consolidated balance sheet of iGATE Corporation as of December 31, 2007 and the related consolidated statements of income, stockholders’ equity and comprehensive income (loss), and cash flows for each of the two years in the period ended December 31, 2007. We have also audited the accompanying Schedule II, Valuation and Qualifying Accounts for each of the two years in the period ended December 31, 2007. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements and schedule referred to above present fairly, in all material respects, the financial position of iGATE Corporation at December 31, 2007 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes – an Interpretation of FASB No. 109 as of January 1, 2007.

/s/ BDO Seidman, LLP

Milwaukee, Wisconsin,

March 17, 2008, except

Note 4 dated February 16, 2009

iGATE CORPORATION

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	December 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$30,878	$46,655
Short-term investments	34,601	25,295
Accounts receivable, net	33,778	31,708
Unbilled revenues	6,787	8,539
Prepaid expenses and other current assets	4,184	10,076
Prepaid income taxes	3,300	894
Deferred tax assets	32	407
Receivable from Mastech Holdings Inc.	742	536
Current assets of discontinued operations	—	15,925

Total current assets	114,302	140,035

Non-current assets of discontinued operations	—	2,679
Deposits and other assets	3,986	2,126
Investments in unconsolidated affiliates	—	943
Property and equipment, net	34,490	34,239
Deferred tax assets	5,016	—
Intangible assets, net	2,920	1,003
Goodwill	29,179	35,773

Total assets	$189,893	$216,798

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,785	$3,846
Accrued payroll and related costs	13,146	13,584
Accrued income taxes	—	631
Other accrued liabilities	15,898	18,486
Deferred income taxes	471	—
Foreign exchange derivative contracts	7,468	—
Restructuring reserve	271	1,058
Deferred revenue	766	495
Current liabilities of discontinued operations	—	8,318

Total current liabilities	39,805	46,418
Other long-term liabilities	882	536
Foreign exchange derivative contracts, long term	3,134	—
Deferred tax liabilities	—	7,441

Total liabilities	43,821	54,395

Commitments (Note 26)
Minority interest	—	6,437
Shareholders’ equity:
Preferred shares, without par value: 20,000,000 shares authorized, 1 share held in treasury in 2008 and 2007	—	—
Common shares, par value $0.01 per share:
100,000,000 shares authorized: 55,157,029 and 54,619,807 shares issued as of December 31, 2008 and December 31, 2007, respectively and 54,166,927 and 53,629,705 shares outstanding as of December 31, 2008 and December 31, 2007	551	546
Common shares held in treasury, at cost, 990,102 shares	(14,714)	(14,714)
Additional paid-in capital	173,198	165,757
Retained earnings (accumulated deficit)	15,613	(6,026)
Accumulated other comprehensive (loss) income	(28,576)	10,403

Total shareholders’ equity	146,072	155,966

Total liabilities and shareholders’ equity	$189,893	$216,798

See accompanying notes

iGATE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(dollars and shares in thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006
Revenues	$218,798	$201,734	$170,414
Cost of revenues (exclusive of depreciation and amortization)	136,441	136,622	122,377

Gross margin	82,357	65,112	48,037
Selling, general and administrative	45,327	42,471	40,527
Depreciation and amortization	9,348	10,439	10,283
Restructuring charges (recovery)	—	769	(2,507)
Goodwill impairment	—	1,950	—

Income (loss) from operations	27,682	9,483	(266)
Interest income	2,658	3,923	3,146
Interest expense	(90)	(89)	(96)
Other income, net	93	2,106	528
Equity in income of affiliated companies	2	29	317
Minority interest	(371)	(2,992)	(752)
(Loss) gain on venture investments and affiliated companies, net	—	(193)	578

Income before income taxes	29,974	12,267	3,455
Income tax expense	675	1,767	1,597

Income from continuing operations	29,299	10,500	1,858
Income from discontinued operations, net of income taxes	1,605	5,085	6,846

Net income	$30,904	$15,585	$8,704

Net earnings per common share, Basic:
Earnings from continuing operations	$0.54	$0.20	$0.03
Earnings from discontinued operations	$0.03	$0.09	$0.13

Net earnings—Basic	$0.57	$0.29	$0.16

Net earnings per common share, Diluted:
Earnings from continuing operations	$0.53	$0.20	$0.03
Earnings from discontinued operations	$0.03	$0.09	$0.13

Net earnings—Diluted	$0.56	$0.29	$0.16

Weighted average common shares, basic	53,903	53,333	52,939

Weighted average common shares, diluted	55,451	53,972	53,278

See accompanying notes

iGATE CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

	Common Stock		Series A Preferred Shares	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Deferred Compensation	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Compre- hensive Income/ (Loss)
	Shares	Par Value
	(Dollars in thousands)
Balances, December 31, 2005	52,766,536	$538	—	$162,278	$(29,741)	$(1,119)	$(14,714)	$430	$117,672

Exercise of stock options, including tax benefit recognized of $0.1 million	250,032	2	—	994	—	—	—	—	996
Reclassification of deferred compensation	—	—	—	(1,119)	—	1,119	—	—	—
iGATE stock-based compensation expense	15,000	—	—	938	—	—	—	—	938
Subsidiary option activity and stock based compensation expense	—	—	—	4,535	—	—	—	—	4,535
Comprehensive income:
Currency translation adjustment	—	—	—	—	—	—	—	506	506	$506
Net income	—	—	—	—	8,704	—	—	—	8,704	8,704

										$9,210

Balances, December 31, 2006	53,031,568	$540	—	$167,626	$(21,037)	$—	$(14,714)	$936	$133,351

Application of FIN 48	—	—	—	—	(574)	—	—	—	(574)
Exercise of stock options, including tax benefit recognized of $1.0 million	499,137	5	—	2,490	—	—	—	—	2,495
iGATE stock-based compensation expense	99,000	1	—	1,590	—	—	—	—	1,591
Subsidiary option activity and stock based compensation expense	—	—	—	2,350	—	—	—	—	2,350
Redemption of subsidiary options	—	—	—	(8,299)	—	—	—	—	(8,299)
Comprehensive income:
Unrealized gain on derivative contracts	—	—	—	—	—	—	—	1,474	1,474	1,474
Currency translation adjustment	—	—	—	—	—	—	—	7,993	7,993	7,993
Net income	—	—	—	—	15,585	—	—	—	15,585	15,585

										$25,052

Balances, December 31, 2007	53,629,705	$546	—	$165,757	$(6,026)	$—	$(14,714)	$10,403	$155,966

Exercise of stock options, including tax benefit recognized of $0.1 million	537,222	5	—	1,439	—	—	—	—	1,444
iGate stock-based compensation expense	—	—	—	5,353	—	—	—	—	5,353
Mastech Holdings, Inc Spin off	—	—	—	—	(9,265)	—	—	—	(9,265)
Subsidiary option activity and stock based compensation expense	—	—	—	411	—	—	—	—	411
Redemption of subsidiary options	—	—	—	238	—	—	—	—	238
Comprehensive income:
Unrealized loss on foreign exchange derivative contracts, net of tax of $1.1 million	—	—	—	—	—	—	—	(11,703)	(11,703)	(11,703)
Unrealized gain on investments, net of tax $nil	—	—	—	—	—	—	—	312	312	312
Actuarial gain relating to defined benefit plan, net of tax $nil	—	—	—	—	—	—	—	138	138	138
Currency translation adjustment	—	—	—	—	—	—	—	(27,726)	(27,726)	(27,726)
Net income	—	—	—	—	30,904	—	—	—	30,904	30,904

										$(8,075)

Balances, December 31, 2008	54,166,927	$551	—	$173,198	$15,613	$—	$(14,714)	$(28,576)	$146,072

See accompanying notes

iGATE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Operations:
Net income	$30,904	$15,585	$8,704
Less: Income from discontinued operations, net of taxes	1,605	5,085	6,846
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	9,348	10,439	10,283
Stock based compensation	4,781	3,683	3,364
Receipts from termination of land sale contract	(1,148)	—	—
Realized gain on investments	(1,961)	(641)	(108)
Bad debt expense	1,010	246	423
Deferred income taxes	(3,597)	(2,435)	460
Equity in income of affiliated companies	(2)	(29)	(317)
Gain on sale of fixed assets	(136)	—	—
Minority interest	371	2,992	752
Unrealized loss (gain) on derivative instruments	—	347	(1,547)
Impairment of goodwill	—	1,950	—
Deferred rent	592	—	—
Realized loss (gain) on sale of affiliated companies	—	642	(578)
Changes in assets and liabilities:
Accounts receivable and unbilled receivables	(4,891)	4,169	(4,538)
Prepaid and other assets	1,660	(5,683)	(203)
Accounts payable	(1,731)	1,136	(1,163)
Accrued and other liabilities	9,923	2,453	2,062
Restructuring reserves	(619)	515	(4,751)
Deferred revenue	341	(430)	138

Net cash flows provided by operating activities-continuing operations	43,240	29,854	6,135
Net cash flows provided by operating activities-discontinued operations	2,433	7,006	8,346

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to equipment and leasehold improvements, net	(14,211)	(8,079)	(9,042)
Purchases of investments	(68,052)	(67,527)	(20,889)
Sale of investments	53,499	76,173	20,108
Receipts from termination of land sale contract	1,148	—	—
Payments for lease deposits	1,357	—	—
Proceeds from sale of Brain Bench	—	—	578
Proceeds from sale of iCRI, net of cash transferred	2,925	—	—
Purchase of iGS stock and stock option settlement	(30,836)	(42,221)	—
Loan Pro acquisition	—	—	286
Proceeds from the sale of joint venture	905	—	—

Net cash flows used in investing activities-continuing operations	(53,265)	(41,654)	(8,959)
Net cash flows provided by/(used in) investing activities-discontinued operations	(164)	502	(936)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on secured financing	(240)	(252)	(78)
Cash portion of iPS business distributed to shareholders	(4,777)	—	—
Net proceeds from exercise of stock options	2,013	2,958	1,936
Tax benefits related to stock option exercises	78	—	—

Net cash flows provided by/(used in) by financing activities-continuing operations	(2,926)	2,706	1,858
Net cash flows provided by financing activities-discontinued operations	—	—	—

Effect of currency translation	(8,124)	(884)	(127)

Net change in cash and cash equivalents	(18,806)	(2,470)	6,317
Cash and cash equivalents, beginning of period of continuing operations	46,655	46,077	40,371
Cash and cash equivalents, beginning of period of discontinued operations	3,029	6,077	5,466
Cash and cash equivalents, end of the period of discontinued operations	—	(3,029)	(6,077)

Cash and cash equivalents, end of period	$30,878	$46,655	$46,077

SUPPLEMENTAL DISCLOSURE:
Cash payment for income taxes	$3,612	$1,560	$283

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized (loss) gain on investments and derivative instruments	$(11,391)	$1,474	$320

Capitalized leases	$350	$795	$343

See accompanying notes

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

1.	Company overview and summary of Significant Accounting Policies

1.1	Company Overview

iGATE Corporation (“iGATE” or the “Company”) is leading provider of Information Technology (“IT”) and IT enabled operations offshore outsourcing solutions services to large and medium-size organizations. iGATE provides end-to-end business solutions that leverage technology thus enabling its clients to enhance business performance.

On July 31, 2008, the Company completed the divestiture and sale of iGATE Clinical Research International Inc and iGATE Clinical Research International Private Limited (collectively, “iCRI’”), its clinical research business, and on September 30, 2008, the Company completed the spin-off of its professional services business segment (“iPS”). In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets”, the assets and liabilities, results of operations and cash flows of iCRI and iPS have been classified as discontinued operations in the consolidated financial statements for all periods presented through the date of sale and spin-off. Cash flows of iCRI and iPS have been segregated in the consolidated statement of cash flows as separate line items within operating, investing and financing activities.

1.2	Basis of Preparation of Financial Statements and Principals of Consolidation

The accompanying financial data has been prepared by us in accordance with U.S. generally accepted accounting principles (“GAAP”).

The accompanying financial statements have been prepared on a consolidated basis and reflect the financial statements of iGATE and all of its subsidiaries that are more than 50% owned and controlled. When the Company does not have a controlling interest in an entity, but exerts a significant influence on the entity, the Company applies the equity method of accounting. All inter-company transactions and balances are eliminated in consolidation.

1.3	Use of estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant items subject to such estimates and assumptions include the useful lives of property and equipment, carrying amount of property and equipment, intangibles and goodwill, valuation allowance for receivables and deferred tax assets, valuation of derivative instruments, valuation of share-based compensation, assets and obligations related to employee benefits, income tax uncertainties and other contingencies and commitments. Management believes that the estimates used in the preparation of the consolidated financial statements are prudent and reasonable. Although these estimates are based upon management’s best knowledge of current events and actions, actual results could differ from these estimates.

1.4	Revenue Recognition

We recognize revenue on time-and-material contracts as the services are performed. We recognize revenues on fixed-price contracts using the proportional performance method. We determine performance by comparing the actual cost of work performed to date to the estimated total cost for each contract. If our cost estimates indicate a loss on a particular fixed price contract, we record a provision for the estimated loss without regard to

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008

the stage of completion. Certain contracts with no stated deliverables, with a designated workforce assigned, we recognize revenues on a straight-line basis over the life of the contract. We also bill customers based on a transaction fee basis. Revenue from these unit prices contracts are recognized on rendering of the services as per the terms of the contract.

1.5	Cash and cash equivalents

The Company classifies all highly liquid investments, including fixed term deposits, with original maturity at the date of purchase of three months or less and that are readily convertible to known amounts of cash to be cash equivalents.

1.6	Short term investments

Short-term investments consist of mutual funds and are stated at fair value. Such investments also include fixed term deposits that mature within one year but do not otherwise qualify as cash equivalents.

The Company accounts for its investments in mutual funds in accordance with Financial Accounting Standards Board (“FASB”) Statements of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). These investments are recorded at fair value, with the unrealized gains or losses, net of tax, reported as a component of accumulated other comprehensive income in the Consolidated Statement of Shareholders’ Equity and Comprehensive Income (Loss). The unrealized gain or loss is the difference between the Company’s original cost for an investment and the investment’s fair value at each reporting period. Realized gains or losses on securities sold are calculated using the specific identification method.

1.7	Investments in Unconsolidated Affiliates

Investments in equity shares of unconsolidated entities that are not quoted or publicly traded in which the Company owns less than 20% of the voting interest are accounted for at cost. For investments in entities in which the Company owns between 20% and 50% of the voting interest or otherwise acquires management influence are accounted for using the equity method and initially recognized at cost. Under the equity method, the Company’s share of the post acquisition profits and losses is recognized in the consolidated statements of income.

1.8	Accounts Receivable and Unbilled Revenues

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

1.9	Allowance for Uncollectible Accounts

Accounts receivables are reviewed periodically to determine the probability of loss. The allowance for uncollectible accounts is determined using the combination of the specific identification method for balances deemed uncollectible, as well as judgments made by the Company based upon historical and expected collection experience.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008

1.10	Property and equipment

Property and equipment are stated at cost. The Company provides for depreciation using the straight-line method over the estimated useful lives. Upon disposal, assets and related accumulated depreciation are removed from the Company’s accounts and the resulting gains and losses are reflected in current earnings in the Consolidated Statements of Income. Improvement and betterments that extend the useful life of an asset are capitalized and depreciated over the remaining useful life of the related asset.

The estimated useful lives of assets are as follows:

Building	25 years
Computer equipment	1.5 – 3 years
Furniture and fixtures	5 years
Vehicles	5 years
Leasehold improvements	Shorter of the life of the improvement or lease term ranging from 3 to 10 years

Advances paid towards the acquisition of property and equipment and the cost of property and equipment not put to use before the balance sheet date are disclosed under the caption capital work-in-progress in Note 11.

Property and equipment are reviewed for impairment if indicators of impairment arise. There were no impairment charges related to property and equipment recognized during the years ended December 31, 2008, 2007 and 2006.

Software that has been purchased is included in property and equipment and is amortized using the straight-line method over two years.

Costs of improvements that substantially extend the useful life of particular assets are capitalized. Repairs and maintenance cost are charged to earnings when incurred. The cost and related accumulated depreciation are removed from the consolidated financial statements upon sale or disposition of the asset.

1.11	Accounting for leases

The Company leases its delivery centers and office facilities under operating lease agreements that are renewable on a periodic basis at the option of the lessor and the lessee. The lease agreements contain rent free periods and rent escalation clauses. Lease payments under operating leases are recognized as an expense on a straight-line basis over the lease term.

1.12	Goodwill and intangible assets

Goodwill is not amortized but is reviewed for impairment annually or more frequently if indicators arise. The evaluation is based upon a comparison of the estimated fair value to the carrying value of the assets and liabilities. The fair values used in this evaluation are estimated based upon the market capitalization and discounted future cash flow analysis. Intangible assets are initially valued at fair market value using generally accepted valuation methods appropriate for the type of intangible asset. Intangible assets with definite lives are amortized over the estimated useful lives and are reviewed for impairment, if indicators of impairment arise. If

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008

estimated future undiscounted cash flows are less than the carrying amount of the asset, the asset is considered impaired. The impairment expense is determined by comparing the estimated fair value of the intangible asset to its carrying value, with any shortfall from fair value recognized as an expense in the current period. Amortization of the Company’s definite lived intangible assets is computed using the straight-line method over the estimated useful lives of the assets which are as follows:

Intellectual property	3–5 years
Customer relationships	3–6 years
Beneficial employment contracts	2–4 years

1.13	Foreign currency

The consolidated financial statements are reported in U.S. Dollars, which is the Company’s functional currency. The functional currency for foreign subsidiaries is their respective local currency. The translation of the functional currencies of the respective subsidiaries into U.S. Dollars is performed for balance sheet accounts using the exchange rates in effect as of the balance sheet date and for revenues and expense accounts using a monthly average exchange rate prevailing during the respective period. The gains or losses resulting from such translation are reported under accumulated other comprehensive income (loss) as a separate component of shareholders’ equity.

Monetary assets and liabilities of each subsidiary denominated in currencies other than the subsidiary’s functional currency are translated into the respective functional currency at the rates of exchange prevailing at the balance sheet date. The gains or losses resulting from foreign currency transactions are included in the Consolidated Statements of Income.

1.14	Earnings per share

Basic earnings per share are computed by dividing net income for the period by the weighted average number of equity shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the diluted weighted average number of equity shares outstanding during the period. Diluted earnings per share reflect the potential dilution from equity shares issuable through employee stock options by application of the treasury stock method.

1.15	Income taxes

Income taxes are accounted for using the asset and liability method as described in Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of changes in tax rates on deferred tax assets and liabilities is recognized as income or expense in the period that includes the enactment date. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits of which future realization is not more likely than not. Changes in valuation allowance from period to period are reflected in the income statement of the period of change. Deferred taxes are not provided on the

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008

undistributed earnings of non-U.S. subsidiaries where it is expected that the earnings of the foreign subsidiary will be indefinitely reinvested. Tax benefits of deductions earned on exercise of employee stock options in excess of compensation charged to earnings are credited to additional paid in capital.

The Company adopted FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, on January 1, 2007. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Accounting and disclosures of tax positions taken or expected to be taken by the Company are based on the recognition threshold and measurement attribute prescribed by FIN 48.

1.16	Derivative instruments and hedging activities

The Company purchases forward foreign exchange contracts/option contracts (derivatives) to mitigate the risk of changes in foreign exchange rates on accounts receivable and forecasted cash flows denominated in certain foreign currencies.

The Company designates derivative contracts as cash flow hedges if they satisfy the criteria for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Changes in fair values of derivatives designated as cash flow hedges are deferred and recorded as a component of accumulated other comprehensive income (losses), net of taxes until the hedged transactions occur and are then recognized in the Consolidated Statements of Income included in other income (expense), net. Changes in fair value of derivatives not designated as hedging instruments and the ineffective portion of derivatives designated as cash flow hedges are recognized in the Consolidated Statements of Income and are included in other income (expense), net.

1.17	Stock based compensation

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004) as amended, Accounting for Stock-Based Compensation (“SFAS No. 123(R)”), and superseded APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123 (R) requires compensation costs related to share-based transactions, including employee share options, to be recognized in the financial statements based on its fair value. Effective January 1, 2006, the Company adopted SFAS No. 123 (R) using the modified prospective application method. Under this transition method, the compensation cost recognized beginning January 1, 2006 includes compensation cost for (i) all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (ii) all share-based payments granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Additionally, upon adoption of SFAS No. 123(R), the Company began to recognize compensation expense for stock options net of estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. As a result the expense has been reduced for estimated forfeitures. Stock-based compensation recognized in the Consolidated Statement of Income for the years ended December 31, 2008, 2007 and 2006 is based on awards ultimately expected to vest.

The Company elected to use the Black-Scholes-Merton pricing model to determine the fair value of share-based awards on the date of grant. Under the fair value method, the estimated fair value of awards is recorded as an expense on a straight-line basis over the vesting term.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008

1.18	Employee benefits

Defined Contribution Plans

Eligible employees of the Company in India receive benefits from the Provident Fund, administered by the Government of India, which is a defined contribution plan. Both the employees and the Company make monthly contributions to the Provident Fund equal to a specified percentage of the eligible employees’ salary.

Eligible United States employees of the Company participate in a employee retirement savings plan (“the Plan”) under Section 401(k) of the United States Internal Revenue Code (“the Code”). The Plan allows for employees to defer a portion of their annual earnings on a pre-tax basis through voluntary contributions to the Plan. The Plan does not provide for any Company matching.

The Company has no further obligation under defined contribution plans beyond the contributions made under these plans. Contributions are charged to income in the year in which they are incurred and are included in the consolidated statements of income.

Defined Benefit Plans

Employees in India are entitled to benefits under the Gratuity Act, a defined benefit retirement plan covering eligible employees of the Company. The plan provides for a lump-sum payment to eligible employees at retirement, death, incapacitation or on termination of employment, of an amount based on the respective employee’s salary and tenure of employment. In India, contributions are made to funds administered and managed by the ING Vysya Life Insurance Company Ltd. (“Fund Administrator”) to fund the gratuity liability of the Indian subsidiaries. Under this scheme, the obligation to pay gratuity remains with the Company, although the Fund Administrator administer the scheme.

On December 31, 2008, the Company adopted the recognition, measurement and disclosure provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of Financial Accounting Standards Board (“FASB”) Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). SFAS No. 158 required the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its pension plan in the balance sheet as of December 31, 2008, with a corresponding adjustment to accumulated other comprehensive income. The adoption of SFAS No. 158 did not result in any significant adjustment to accumulated other comprehensive income. The liability in respect of defined benefit plans is calculated annually by the Company using the projected unit credit method. Prior service cost, if any, resulting from an amendment to a plan is recognized and amortized over the remaining period of service of the covered employees. Additionally, the Company records the funded status of its defined benefit pension as a liability on its consolidated balance sheet with a corresponding offset, net of taxes, recorded in accumulated other comprehensive income within stockholders’ equity.

1.19	Fair value of financial instruments and concentration of credit risk

The carrying amounts reported in the balance sheets for cash and cash equivalents, short-term investments, accounts receivable, employee receivables, other current assets, accounts payable, accrued expenses and other current liabilities approximate their fair value due to the short-term maturity of these items.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable. By their nature, all

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008

such instruments involve risks including credit risks of non-performance by counterparties. A substantial portion of the Company’s cash and cash equivalents are invested with nationally recognized banks located in the United States and India. A portion of the surplus funds are also invested in mutual funds and time deposits with nationally recognized banks in India. Accounts receivable are unsecured and are derived from revenue earned from customers in industries based primarily in the United States, Canada and the United Kingdom. The Company monitors the credit worthiness of its customers to whom it grants credit terms in the normal course of its business. Management believes there is no significant risk of loss in the event of non-performance of the counter parties to these financial instruments, other than the amounts already provided for in the consolidated financial statements.

1.20	Commitments

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Legal costs incurred in connection with the same are expensed as incurred.

1.21	Recently issued accounting pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations” (“SFAS No. 141(R)”). The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition-related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company will adopt this standard for all acquisitions consummated beginning January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”). The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements, including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, SFAS No. 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company does not expect the adoption of this statement to have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of this statement on its consolidated financial statements.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (R), “Business Combinations”. FSP No. 142-3 is effective for fiscal years beginning after December 15, 2008. The Company does not believe that adoption of this accounting standard effective January 1, 2009 will have a significant impact on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. SFAS No. 162 becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not expect that the adoption of SFAS No. 162 will have a material impact on its consolidated financial statements.

2.	Acquisition of stock from minority shareholders

In 2007, the Company, being the largest shareholder in iGATE Global Solutions Limited (iGS), decided to delist iGS from the Indian stock exchanges. As per the delisting guidelines of the Securities and Exchange Board of India, iGS could be delisted only after iGATE and its affiliates acquired over 90% of iGS’ common stock. The Company increased its ownership in iGS to 99.99% and 93.4% as of December 31, 2008 and 2007, respectively.

The Company is currently in the process of acquiring the remaining outstanding minority shares. The delisting process began in 2007 and the total cost of acquisition of shares through December 31, 2008 is approximately $64.6 million, including $0.2 million payable to the remaining minority shareholders, which is included in other current liabilities. The total estimated cost of acquisition has been allocated to the assets acquired and liabilities assumed based on a determination of their fair value. The following table summarizes the allocation (in thousands).

Amount
Minority interest	$19,234
Intangible (customer relationships)	4,352
Land	4,074
Building and other assets	2,067
Goodwill	26,569
Reversal of deferred tax liability on iGS dilution gain	9,710
Deferred tax liability	(1,418)

Total purchase consideration	$64,588

The Board of Directors of iGS in its meeting held on October 16, 2008 approved consolidation of the face value of the iGS share from Rs 4 to Rs 200,000 per share which was approved by the members of iGS in its Extraordinary General Meeting held on November 7, 2008. The consolidation exercise resulted in fraction shares and the fraction shares were pooled together and sold to iGATE Corp. and iGATE Inc. by the Trustee appointed by the Board of iGS at the rate of Rs 410 per share of face value of Rs 4 each, which was the same price paid to

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008

the public shareholders in the reverse book building exercise conducted under the SEBI (Delisting of Securities) Guidelines 2003 in December 2007. After the consolidation exercise, there are only two shareholders in iGS i.e.; iGATE Inc. holding 75.20% and iGATE Corp. holding 24.79% of the equity capital of the Company.

3.	Business Combination

On April 24, 2006, iGS entered into a Master Services Agreement with LoanPro, LLC (“LoanPro”) to perform offshore mortgage servicing. In conjunction with this agreement, iGS acquired a 5% ownership interest in LoanPro for a nominal amount with the option to acquire up to an additional 55%. iGS exercised this option on July 1, 2006 and acquired the additional 55% of LoanPro for a nominal amount. In the third quarter of 2006, the Company began to consolidate LoanPro’s operations. The net assets acquired were not significant and did not require a purchase price allocation. This acquisition resulted in goodwill of approximately $2 million.

LoanPro lost its largest customer in the quarter ended June 30, 2007 and as a result of this triggering event, the Company reassessed the carrying value of the goodwill associated with this acquisition was impaired and written off.

As of December 31, 2008, LoanPro has been dissolved.

4.	Discontinued Operations

On July 31, 2008, the Company completed the divestiture and sale of iCRI for cash consideration of approximately $3.6 million which includes cash transfer of $0.7 million. This sale resulted in a gain of approximately $ 1.8 million, which is been included in income from discontinued operations.

On February 26, 2008, the Board of Directors of iGATE authorized management to pursue the divestiture of the iPS segment, either through a sale or a tax-free separation where the Professional Services business, subject to certain conditions, would be contributed to a new corporation known as Mastech Holdings Inc. (“Mastech”) and such corporation’s common stock would be distributed to iGATE’s shareholders, creating a separate public company with its own management and board of directors. On September 4, 2008, the Board of Directors authorized management to utilize a tax-free separation for the divestiture and declared a stock dividend consisting of 1 share of Mastech for each 15 shares of iGATE.

On September 30, 2008, the Company completed the spin-off of Mastech. The distribution of common stock of the newly formed company was considered a tax free transaction for the Company. The Company incurred costs of approximately $3.2 million including amounts associated with investment banking fees and other transaction costs related to the spin-off, which are included in income from discontinued operations. iGATE has continued to provide Mastech employees with coverage under iGATE employee benefit plans through December 31, 2008 and has been reimbursed by Mastech for premiums and costs related to such services and coverage.

In accordance with Emerging Issues Task Force (“EITF”) Issue no. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations” the Company determined that the outsourcing services provided by iGS to Mastech are not significant and hence do not result in significant continuing involvement in the operations of Mastech. These services are provided in the normal course of business and are expected to continue post spin-off.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008

Revenue billed by iGS to Mastech, which was an intercompany transaction prior to the spin-off and hence eliminated in the consolidated statements of income for the years ended December 31, 2008, 2007 and 2006 amounting to $1.4 million, $2.9 million and $0.8 million, respectively, is reported within the income from continuing operations. Related receivable by iGS from Mastech amounting to $0.2 million and $0.5 million as of December 31, 2008 and December 31, 2007, respectively, is reported on the consolidated balance sheets.

The following table summarizes results from discontinued operations of the iCRI, and iPS businesses for the years ended December 31 included in the Consolidated Statement of Income (in thousands):

	2008	2007	2006
Revenues	$75,724	$108,440	$114,018
Gain on sale of investment	1,830	—	—
Spin-off transaction costs	3,173	—	—
Income from discontinued operations	2,002	5,599	7,498
Income tax expense	397	514	652

Income from discontinued operations, net of tax	$1,605	$5,085	$6,846

The following table presents Company’s iCRI and iPS business assets and liabilities at December 31, 2007 classified as discontinued operations (in thousands):

Assets:
Cash	$3,029
Accounts receivable, net	9,506
Unbilled revenues	2,559
Prepaid expenses and other current assets	431
Prepaid income taxes	104
Deferred tax assets	296

Total current assets	15,925

Investments in unconsolidated affiliates	62
Deposits	22
Property and equipment, net	1,467
Goodwill	789
Deferred tax assets	339

Total non-current assets	2,679

Assets of discontinued operations	$18,604

Liabilities:
Accounts payable	$2,880
Other liabilities	5,438

Liabilities of discontinued operations	$8,318

The Company’s reportable segments through June 30, 2008 were iGS, iPS and iGATE Shared Services (“iSS”). The iGS segment’s service offerings includes Information Technology (“IT”) and IT enabled operations, offshore outsourcing solutions and services to large and medium-sized organizations. The iPS segment’s

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008

offerings included a variety of client-managed and supervised IT staffing service offerings. This segment services were offered principally in the United States of America. The iSS segment’s offerings included the operations iCRI and the corporate shared service division of the Company.

As a consequence of the sale and divestiture of the iCRI and iPS businesses, the Company is now comprised solely of the iGS segment.

5.	Cash and cash equivalents

Cash and cash equivalents comprises the following (in thousands):

	As of December 31,
	2008	2007
Fixed deposits with banks	$2,053	$—
Other cash and bank balances	28,825	46,655

	$30,878	$46,655

6.	Short term investments

Short term investments comprise the following (in thousands):

	As of December 31,
	2008	2007
Mutual funds—available for sale	$20,560	$20,668
Fixed deposits with banks—held to maturity	14,041	—
Fixed income securities—held to maturity	—	4,627

Total short term investments	$34,601	$25,295

The unrealized gain on mutual funds as of December 31, 2008 and 2007 amounted to approximately $0.3 million and $0.1 million, respectively.

7.	Investments in Unconsolidated Affiliates

At December 31, 2008 and 2007, the Company had investments in unconsolidated affiliates accounted for on the cost basis in Air2Web, Inc., Peopleclick, Inc., and The Concours Group. The carrying value of such investments at December 31, 2008 and 2007 is nil because in prior periods the Company had recorded an impairment write-off on these investments, including approximately $0.6 million in 2007.

Software AG (India) Private Limited was a joint venture between the Company and Software AG, a German corporation, where the Company held 49% ownership. The Company’s investment in the joint venture had been accounted for under the equity method and the carrying value of the investment at December 31, 2007 was approximately $0.9 million. On March 14, 2008, the Company terminated its joint venture agreement with Software AG and sold its interest in the joint venture to Software AG resulting in a gain of approximately $0.1 million. Equity income related to the investment in Software AG was less than $0.1 million in 2008 and 2007 and approximately $0.3 million in 2006.

Gain on Sale of Stock of Subsidiary

On December 24, 2007, the Company sold its wholly owned subsidiary jobcurry Systems Private, Ltd. (“jobcurry”) for total net cash proceeds of $1.0 million. The Company recognized a gain on the sale of its subsidiaries in the amount of $0.1 million. The sale of jobcurry was not a material disposition and did not require pro-forma disclosure.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008

8.	Accounts receivable and unbilled revenues

The Company extends credit to clients based upon management’s assessment of their creditworthiness. Substantially all of the Company’s revenues (and the resulting billed accounts receivable and unbilled receivable) are from Global 2000 companies, major systems integrators and governmental agencies. Unbilled receivables represent amounts recognized as revenues for the periods presented based on services performed in accordance with the terms of client contracts that will be invoiced in subsequent periods.

Receivables are reviewed periodically to determine the probability of loss. The allowance for doubtful accounts is determined using the combination of the specific identification method for balances deemed uncollectible, as well as judgments made by the Company based upon historical and expected charge-off experience.

The following table provides details of the allowance for doubtful accounts as recorded by the Company (in thousands):

As of December 31,	Balance at the beginning of the year	Additions charged to cost and expense	(Deductions) Recoveries	Balance at the end of the year
2006	$625	$423	$(704)	$344
2007	$344	$246	$15	$605
2008	$605	$1,010	$(309)	$1,306

Two customers accounted for 25% and 18%, 25% and 18%, and 30% and 10% of the total revenues in 2008, 2007 and 2006, respectively. The receivables from these customers comprised 42% and 48% of net billed and unbilled receivables as of December 31, 2008 and 2007 respectively.

9.	Derivative Instruments and Hedging Activities

Summarized below are derivative instruments consisting of foreign exchange contracts and currency option contracts whose carrying values were adjusted to their fair value at December 31, 2008. Fair values are based on prevailing exchange rates and other available market information.

OUTSTANDING HEDGE TRANSACTIONS ON DECEMBER 31, 2008

	Maturity Date Ranges	Strike Price at Rupee Rate Ranges	Amount	Net Unrealized Gains/(Losses) December 31, 2008
			(Dollars in thousands)
FORWARD CONTRACTS—USD
From:	January 28, 2009	40.17
To:	April 30, 2010	50.84

Subtotal			$6,850	$(856)

CURRENCY OPTION CONTRACTS—USD
From:	January 25, 2009	39.76
To:	June 30, 2011	51.50

Subtotal			101,700	(10,890)

FORWARD CONTRACTS—CAD
From:	January 30, 2009	43.00
To:	April 30, 2009	45.25

Subtotal			$4,926	452

Total				$(11,294)

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008

As of December 31, 2008, iGS’ forward contracts to hedge intercompany cash flows will all mature by April 20, 2010. As each contract matures, iGS will receive Rupees at the contracted rate (“strike price”) while delivering either the U.S. Dollar (“USD”) or Canadian Dollar (“CAD”) equivalent of Rupees at the prevailing Rupee exchange rate. Contracts that meet qualifying criteria are accounted for as foreign currency cash flow hedges. Accordingly, the effective portion of gains and losses is deferred as a component of other comprehensive income and is recognized in earnings at the time the hedged item affects earnings. Any gains and losses due to hedge ineffectiveness or related to contracts which do not qualify for hedge accounting are recorded in current period earnings in “other income, net”. At December 31, 2008 all of the contracts outstanding met qualifying criteria to receive hedge accounting and have been effective. As a result, for the year ended December 31, 2008, iGS has appropriately recorded other comprehensive loss of $0.4 million. For the year ended December 31, 2007, iGS recognized other comprehensive gain of $0.3 million.

As of December 31, 2008, iGS’ option contracts to hedge intercompany cash flows will all mature by August 31, 2009. As each contract matures and dependent upon prevailing Rupee exchange rates, iGS will sell USDs or CADs at each contracted “put” strike price. Contracts that meet qualifying criteria are accounted for as foreign currency cash flow hedges. Accordingly, the effective portion of gains and losses is deferred as a component of other comprehensive income and is recognized in earnings at the time the hedged item affects earnings. Any gains and losses due to hedge ineffectiveness or related to contracts which do not qualify for hedge accounting are recorded in current period earnings in “other income, net”. At December 31, 2008 all the contracts met qualifying criteria to receive hedge accounting and have been deemed to be effective. As a result, for the year ended December 31, 2008, iGS has recorded other comprehensive loss of $10.9 million. For the year ended December 31, 2007, iGS recognized other comprehensive gain of $1.2 million.

10.    Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (in thousands):

	As of December 31,
	2008	2007
Accrued interest receivable	$192	$266
Other current assets	160	5,415
Prepaid expenses	2,732	3,031
Employee advances	1,100	1,364

	$4,184	$10,076

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008

11.    Property and equipment, net

Property and equipment consist of the following (in thousands):

	As of December 31,
	2008	2007
Land	$5,774	$7,893
Buildings	10,666	11,331
Furniture and fixtures	21,760	25,317
Computer equipment	22,198	24,588
Software	276	5,953
Leasehold improvements	3,373	3,273
Vehicles	936	1,423

Property and equipment, gross	$64,983	$79,778
Less: Accumulated depreciation and amortization	37,807	45,833

	27,176	33,945
Capital work in progress	7,314	294

Property and equipment, net	$34,490	$34,239

Depreciation expense on property and equipment amounted to $7.8 million, $9.5 million and $8.8 million during the years ended December 31, 2008, 2007 and 2006, respectively.

12.    Goodwill and intangible assets

The following tables present the reconciliation of changes in the carrying value of goodwill for the years ended December 31, 2008 and 2007 (in thousands):

Amount
Goodwill at December 31, 2006	$10,225
Purchase price adjustment	(201)
Acquisitions	26,408
Goodwill impairment	(1,950)
Foreign currency translation effect	1,291

Goodwill at December 31, 2007	$35,773
Acquisitions	167
Foreign currency translation effect	(6,761)

Goodwill at December 31, 2008	$29,179

Intangible assets as of December 31, 2008 comprised of customer relationship of $8,858 and accumulated amortization on them of $5,938.

Amortization expense related to identifiable intangible assets was $1.6 million, $0.9 million and $1.5 million for the years ended December 31, 2008, 2007 and 2006, respectively. Future estimated annual amortization is as follows (in thousands):

2009	$907
2010	728
2011	728
2012	557

$2,920

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008

13.    Leases

The Company leases vehicles under capital leases which provide the following future minimum rental payments as of December 31, 2008, which is included in other long term liabilities (in thousands).

Year ending December 31:
2009	$237
2010	196
2011	152
2012	73
2013	10

Total minimum lease payments	668
Less: amount representing future interest	(154)

Present value of minimum lease payments as of December 31, 2008	514
Less: current portion	(154)

Long-term capital lease obligations	$360

The Company conducts its operations using facilities under non-cancellable operating lease agreements that expire at various dates. Future minimum lease payments under these agreements are as follows (in thousands):

Year ending December 31:
2009	$3,642
2010	2,964
2011	2,346
2012	2,231
2013 and thereafter	4,104

Total minimum lease payments	$15,287

Rental expenses in agreements with rent holidays and scheduled rent increases are recorded on a straight line basis over the lease term. Rent expenses under cancellable and non-cancellable operating leases were $4,028, $3,328 and $2,589 for the years ended December 31, 2008, 2007 and 2006, respectively.

14.    Other accrued liabilities

Other accrued liabilities consist of the following (in thousands):

	As of December 31,
	2008	2007
Accrued expenses	$6,727	$6,008
Provision for volume discounts	5,328	3,017
Sales tax and other indirect taxes payable	1,222	928
Advance from customers	65	65
Other liabilities	2,556	8,468

	$15,898	$18,486

15.    Employee benefit plan

Defined Contribution Plan

The Company’s contribution to the Provident Fund for the years ended December 31, 2008, 2007 and 2006 was $2.1 million, $2.0 million, and $1.4 million, respectively.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008

Defined Benefit Plan

iGS provides for gratuity, a defined benefit retirement plan covering eligible employees in India. Liabilities with regard to the plan are determined by actuarial valuation. The following table sets forth the net periodic cost recognized by the Company in respect of such plan (in thousands):

	Year Ended December 31,
	2008	2007	2006
Net periodic plan cost
Service cost	$646	$735	$625
Interest cost	142	106	33
Expected return on plan asset	(134)	(69)	(33)
Recognized net actuarial (gain) loss	(52)	23	92

Net periodic plan cost for the period	$602	$795	$717

Change in benefit obligation (in thousands)

	As of December 31,
	2008	2007
Projected benefit obligation at the beginning of the year	$1,939	$1,252
Service cost	646	735
Actuarial (gain) loss	(111)	92
Interest cost	142	106
Benefits paid	(367)	(417)
Effect of exchange rate changes	(402)	171

Projected benefit obligation at the end of the year	$1,847	$1,939

Change in fair value of plan assets (in thousands)

	As of December 31,
	2008	2007
Fair value of plan assets at the beginning of the year	$1,604	$841
Employer contributions	1,108	853
Expected return on plan assets	134	69
Actual (loss) gain on plan assets	(219)	131
Benefits paid	(367)	(417)
Effect of exchange rate changes	(373)	127

Fair value of plan assets at the end of the year	$1,887	$1,604

	As of December 31,
	2008	2007
Unrecognized actuarial gain	$138	$—
Funded status	39	608

Net amount recognized	$177	$608

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008

The weighted average assumptions used in accounting for the Gratuity Plan for the years ended December 31, 2008, 2007 and 2006 are presented below:

	Year ended December 31,
	2008	2007	2006
Discount rate	9.5%	8%	8%
Rate of increase in compensation per annum	12% - 5 years	7.5% - 5 years	7.5% - 5 years
	10% - thereafter	5 % thereafter	5 % thereafter
Expected long term rate of return on plan assets per annum	9.5%	8%	8%

The Company evaluates these assumptions annually based on its long-term plans of growth and prevalent industry standards. The estimates of future salary increases, considered in the actuarial valuation, take account of historical compensation increases, inflation rate, seniority, promotions and other relevant factors such as supply and demand factors in the employment market. The discount rate is based on the sum of the risk free rate and the interest rate on high quality fixed income securities. The Company has invested the plan assets with ING Vysya Life Insurance Co. Ltd. The expected rate of return on the plan assets has been determined considering the plan asset allocation, historical rates of return earned on such plan assets and current market trends. Plan assets are primarily invested in long-term fixed income securities and to a lesser extent in money market funds.

Unrecognized actuarial loss is amortized over the average remaining service period of the employees expected to receive benefits under the plan.

The following benefit payments reflect expected future service, as appropriate, which are expected to be paid during the years shown (in thousands).

Year ending December 31,	Amount
2009	$309
2010	355
2011	409
2012	457
2013	525
2014-2018	2,384

$4,439

16.    Stock Based Compensation

iGATE Corporation Stock Option Plans (in thousands):

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R) using the modified prospective transition method. The Company’s results for the years ended December 31, 2008, 2007 and 2006 include share-based compensation expense of $4,781, $3,683 and $3,364, respectively. The total stock-based compensation cost included in the consolidated statements of income within direct costs for the years ended December 31, 2008, 2007 and 2006 was $2,154, $1,845 and $1,768, respectively. The total stock-based compensation cost included in the consolidated statements of income within selling, general and administrative expenses for the years ended December 31, 2008, 2007 and 2006 was $2,626, $1,837 and $1,596, respectively.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008

The Company has recognized a related tax benefit associated with its share-based compensation arrangements for the years ended December 31, 2008, 2007 and 2006 of $78, $162 and $129, respectively.

iGS/iGATE Exchange Options

Consequent to the delisting of iGS from the Indian stock exchanges, iGS exchanged 2.3 million of iGS employee stock options for 2.8 million of iGATE stock options on December 7, 2007. The exchange was not mandatory and was solely the prerogative of each employee. All iGS stock options contained time based vesting provisions and none of them had any performance conditions. Similarly all iGATE options granted in exchange only contain time based service conditions for vesting. The exchange ratio was computed as 1.202 iGATE options for every iGS option. This was arrived considering a price of approximately $10.40 for each for iGS option, and $8.66 for iGATE shares, the closing price of the Company’s stock on December 7, 2007.

The iGATE options issued are replacement awards for original iGS options, and as such, are treated as modification in accordance with SFAS No. 123(R). Hence, the fair value of the exchange options was estimated at the date of exchange and the incremental fair value of $0.5 million is being amortized on a straight-line basis over the requisite service periods of the awards. The Company also paid $8.3 million towards redemption of iGS vested options at their fair market values. The amount was recorded as a reduction of Additional Paid-in Capital in the consolidated statements of shareholders’ equity and comprehensive income (loss).

Pursuant to the delisting of iGS from the Indian stock exchanges and the exchange of iGS stock options with iGATE options, no further options will be granted under any of the iGS stock option plans.

iGATE Corporation Stock Incentive Plans

During 2000, the Company adopted the Second Amended and Restated Stock Incentive Plan (the “Plan”). The Plan provided that up to 14.7 million shares of the Company’s common stock shall be allocated for issuance to directors, executive management and key personnel. This plan expired by its terms on November 3, 2006 and no options have been granted under the Plan since this date.

On May 25, 2006, the 2006 iGATE Corporation Stock Incentive Plan (the “2006 Plan” and together with the Plan, the “iGATE Plans”) was approved by the Company’s shareholders. The 2006 Plan replaced the Company’s expired Plan and is substantially similar to it. Revisions were made primarily to address changes in applicable law since 2000. The 2006 Plan provides that up to 14.7 million shares of the Company’s common stock shall be allocated for issuance to officers, employees, directors and consultants of the Company and its subsidiaries. At December 31, 2008, there were 10.6 million shares of common stock available for issuance under the 2006 Plan.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008

A summary of the stock option and restricted stock activity is presented below:

1996 Plan	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Options outstanding at December 31, 2005	2,201,207	$6.93
Granted	100,000	5.41
Exercised	(250,032)	3.47
Lapsed and forfeited	(364,917)	9.99

Options outstanding at December 31, 2006	1,686,258	$6.68
Granted	—	—
Exercised	(499,137)	8.80
Lapsed and forfeited	(51,320)	6.56

Options outstanding at December 31, 2007	1,135,801	$8.31
Granted	—	—
Exercised	(130,459)	4.18
Lapsed and forfeited	(372,507)	13.99

Options outstanding at December 31, 2008	632,835	$5.86	1.73	$1.3

Options vested and expected to vest at December 31, 2008	632,349	$5.86	1.73	$1.3

Options exercisable at December 31, 2008	601,585	$5.89	1.73	$1.3

2006 Plan	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Options outstanding at December 31, 2005	—
Granted	15,000	$6.00
Exercised	—	—
Lapsed and forfeited	—	—

Options outstanding at December 31, 2006	15,000	$6.00

Granted	159,000	8.21
Exercised	—	—
iGS/iGATE Exchange	2,763,464	1.43

Options outstanding at December 31, 2007	2,937,464	$1.80

Granted	255,324	2.40
Exercised	(236,186)	3.47
Lapsed and forfeited	(643,192)	2.19

Options outstanding at December 31, 2008	2,313,410	$1.59	5.41	$11.7

Options vested and expected to vest at December 31, 2008	2,254,997	$1.60	5.41	$11.4

Options exercisable at December 31, 2008	548,829	$2.46	4.93	$2.4

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008

2006 Plan	Restricted Stock	Weighted Average Fair Value
Unvested at December 31, 2005	—
Granted	571,000	$4.27

Unvested at December 31, 2006	571,000	$4.27
Granted	96,000	9.06
Vested	(114,000)	6.89
Lapsed and forfeited	(31,500)	4.27

Unvested at December 31, 2007	521,500	$5.36

Granted	1,119,739	5.88
Vested	(159,016)	5.27
Lapsed and forfeited	(220,673)	4.44

Unvested at December 31, 2008	1,261,550	$5.93

Available for future grant	10,624,837

During 2008, 2007 and 2006, options covering a total of 0.3 million, 0.2 million and 0.1 million shares, respectively, of Common Stock were granted under the Plan. On December 7, 2007, 2.8 million iGATE stock options were exchanged for 2.3 million of iGS stock options. Options generally expire ten years from the date of the original grant or earlier if an option holder ceases to be employed by or associated with the Company for any reason.

During 2008, 2007 and 2006, the Company granted 1.1 million, 0.1 million and 0.6 million shares of restricted stock, respectively. Restricted stock grants generally vest over a four year period. These shares are voting but are subject to forfeiture if a holder ceases to be employed by or associated with the Company for any reason.

The total intrinsic value of options exercised during 2008, 2007 and 2006 was $2.1 million, $2.9 million and $0.6 million, respectively. The fair value of stock options vested during 2008, 2007 and 2006 was $4.8 million, $1.6 million and $0.8 million, respectively. The income tax benefit classified as a financing cash inflow for 2008, 2007 and 2006 was $0.1 million, $0.2 million and $0.1 million, respectively.

As of December 31, 2008, approximately $11.74 million of unrecognized compensation cost is expected to be recognized for the unvested shares. This expense is expected to be recognized over a weighted-average period of 2 years.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008

iGATE Stock Options Outstanding at December 31, 2008:

Plan

Options Outstanding				Options Exercisable
Range of Exercise Price	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
$1.93 – $2.01	49,329	1.09	$1.95	49,329	$1.95
$2.96 - $2.96	106,250	0.75	$2.96	106,250	$2.96
$3.63 - $3.68	68,812	0.75	$3.67	68,812	$3.67
$3.78 - $3.85	71,250	4.59	$3.80	71,250	$3.80
$4.00 - $4.11	80,000	4.24	$4.06	80,000	$4.06
$4.19 - $5.25	8,630	1.59	$5.11	8,630	$5.11
$5.41 - $5.41	100,000	0.50	$5.41	68,750	$5.41
$5.58 - $11.75	70,477	1.84	$9.10	70,477	$9.10
$12.38 - $15.69	66,855	0.69	$13.98	66,855	$13.98
$17.02 - $28.63	11,232	0.33	$25.98	11,232	$25.98

$1.93- $28.63	632,835	1.73	$5.86	601,585	$5.89

2006 Plan

Options Outstanding				Options Exercisable
Range of Exercise Price	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
$0.001 - $0.01	152,098	7.10	$0.01	60,333	$0.01
$0.08 - $0.08	1,516,905	4.44	$0.08	235,949	$0.08
$0.80 - $4.42	244,749	5.97	$3.15	114,850	$3.35
$4.45 - $6.27	225,826	8.16	$5.71	69,977	$5.33
$6.40 - $6.40	234	4.90	$6.40	234	$6.40
$7.41 - $7.41	1,100	0.75	$7.41	1,100	$7.41
$8.04 - $8.04	49,997	8.20	$8.04	17,077	$8.04
$8.64 - $8.64	99,501	7.92	$8.64	43,559	$8.64
$9.00 - $9.00	3,000	8.75	$9.00	750	$9.00
$9.14 - $9.14	20,000	8.77	$9.14	5,000	$9.14

$0.00 - $9.14	2,313,410	5.41	$1.59	548,829	$2.46

iGS Stock Option Plans

iGS maintains two employee stock option plans herein referred to as “Plan 1” and “Plan 2” and collectively the “iGS Plans”. The iGS Plans are administered by a committee appointed by the Board of Directors of iGS. Plan 1 provides for the issuance of a maximum of 3 million shares of iGS common stock and Plan 2 provides for the issuance of a maximum of 4.5 million shares of iGS common stock. Options to purchase iGS common stock are typically granted at the prevailing market values for each of the iGS Plans.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008

Options granted under the iGS Plans generally vest over a four year period and expire ten years from the date of grant or earlier if an option holder ceases to be employed with iGS, iGS’ holding company or any iGS subsidiary companies.

iGATE Global Solutions Stock Option Plan 1	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Options outstanding at December 31, 2005	1,492,634	$3.11
Granted	713,585	4.70
Exercised	(293,180)	2.30
Lapsed and forfeited	(766,362)	4.41

Options outstanding at December 31, 2006	1,146,677	$3.42
Granted	307,000	9.29
Exercised	(213,104)	2.97
iGS/iGATE Exchange	(385,115)	7.14
Lapsed and forfeited	(704,437)	4.74

Options outstanding at December 31, 2007	151,021	$3.37
Exercised	(125,250)	2.29
Lapsed and forfeited	(18,071)	4.19

Options outstanding at December 31, 2008	7,700	$5.00	6.7	$—

Options vested and expected to vest at December 31, 2008	4,607	$4.36	5.6	$—

Options exercisable at December 31, 2008	4,607	$4.36	5.6	$—

iGATE Global Solutions Stock Option Plan 2	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Options outstanding at December 31, 2005	2,962,234	$4.68
Granted	—	—
Exercised	(20,330)	2.50
Lapsed and forfeited	(1,872,163)	5.18

Options outstanding at December 31, 2006	1,069,741	$4.34
Granted	—	—
Exercised	(161,951)	4.28
Lapsed and forfeited	(616,670)	5.64
iGS/iGATE Exchange	(267,915)	3.83

Options outstanding at December 31, 2007	23,205	$4.22
Granted	—	—
Exercised	(17,955)	2.91
Lapsed and forfeited	(5,250)	$4.75

Options outstanding at December 31, 2008	—

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008

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

iGATE Global Solutions Restricted Stock Unit Plan	Restricted Stock Units	Weighted Average Fair Value
Unvested at December 31, 2005	—	—
Granted	919,077	$5.19
Exercised	—	—
Lapsed and forfeited	(44,931)	5.19

Unvested at December 31, 2006	874,146	$5.19
Granted	1,262,350	6.49
Exercised	(18,969)	4.98
iGS/iGATE Exchange	(1,646,025)	6.02
Lapsed and forfeited	(452,943)	5.20

Unvested at December 31, 2007	18,559	$5.42
Granted	—	—
Exercised	(2,502)	0.08
Lapsed and forfeited	(12,233)	0.08
iGS/iGATE Exchange	(1,987)	0.08

Unvested at December 31, 2008	1,837	$8.19

Total available stock options and/or restricted units to be granted for all of the iGS Plans combined cannot exceed 7.5 million shares.

The total intrinsic value of options exercised during 2008, 2007 and 2006 was $0.1 million, $1.4 million and $0.4 million, respectively. The fair value of stock options vested during 2008, 2007 and 2006 was $nil, $3.9 million and $3.3 million, respectively.

In 2006, the Company recognized $2.8 million of compensation expense associated with the iGS stock option plans in its Consolidated Statements of Income as compared to $3.1 million in 2007. As of December 31, 2008, no additional compensation cost is expected to be recognized for the unvested shares.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008

iGATE Global Solutions Stock Options Outstanding at December 31, 2008 Plan 1:

Options Outstanding				Options Exercisable
Range of Exercise Price	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
$0.00 – $8.17	7,700	6.7 years	$5.00	4,607	$4.36

The fair value of each option grant under the iGATE Plans and iGS Plans was estimated using the Black-Scholes option pricing model. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on the historical volatility of either the iGATE or iGS common stock and volatility derived from exchange traded options. The average expected life was based on the contractual term of the option and expected employee exercise and post-vesting employment termination behavior. The risk-free interest rate for each of the iGATE Plans was based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The risk-free rate for each of the iGS Plans was based on an equivalent Indian risk-free rate. Forfeitures are estimated based on voluntary termination behavior, as well as an analysis of actual option forfeitures. The weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

Year Ended December 31, 2008	iGATE	iGS
Weighted average fair values of options granted during 2008	$8.67	$—
Risk-free interest rate	3.05%	—
Expected dividend yield	0.0%	—
Expected life of options	4.38 years	—
Expected volatility rate	56.6%	—

Year Ended December 31, 2007	iGATE	iGS
Weighted average fair values of options granted during 2007	$4.79	$7.13
Risk-free interest rate	4.34%	6.60%
Expected dividend yield	0.0%	0.5%
Expected life of options	4.5 years	5 years
Expected volatility rate	61.0%	58.7%

Year Ended December 31, 2006	iGATE	iGS
Weighted average fair values of options granted during 2006	$3.17	$2.60
Risk-free interest rate	4.65%	7.00%
Expected dividend yield	0.0%	0.5%
Expected life of options	4.5 years	5 years
Expected volatility rate	66.5%	61.8%

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008

17.    Earnings per share

The reconciliation between basic and diluted earnings per common share from continuing operations is as follows (in thousands, except per share amounts):

	Year Ended
	2008	2007	2006
Numerator:
Earnings from continuing operations	$29,299	$10,500	$1,858
Earnings from discontinued operations	1,605	5,085	6,846

Net income	$30,904	$15,585	$8,704

Denominator:
Basic weighted average common shares	53,903	53,333	52,939
Dilutive effect of stock options and restricted shares outstanding	1,548	639	339

Diluted weighted average common shares	55,451	53,972	53,278

Earnings from continuing operations per common share—basic	$0.54	$0.20	$0.03
Earnings from discontinued operations per common share—basic	0.03	0.09	0.13

Net earnings per common share—basic	$0.57	$0.29	$0.16

Earnings from continuing operations per common share—diluted	$0.53	$0.20	$0.03
Earnings from discontinued operations per common share—diluted	0.03	0.09	0.13

Net earnings per common share—diluted	$0.56	$0.29	$0.16

The number of outstanding options to purchase common shares for which the option exercise prices exceeded the average market price of the common shares aggregated 0.6 million, 0.6 million and 0.9 million shares for the years ended December 31, 2008, 2007 and 2006, respectively. These options were excluded from the computation of diluted earnings per share under the treasury stock method.

18.    Cost of revenues

Cost of revenue consists of the following (in thousands):

	Year ended December 31,
	2008	2007	2006
Personnel expenses	$106,769	$105,609	$91,367
Operational expenses	29,672	31,013	31,010

	$136,441	$136,622	$122,377

Personnel expenses include salaries and benefits and operational expenses include travel, training, communication etc.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008

19.    Selling, general and administrative expenses

Selling, general and administrative expenses consist of the following (in thousands):

	Year ended December 31,
	2008	2007	2006
Personnel expenses	$24,656	$24,479	$24,038
Operational expenses	20,671	17,992	16,489

	$45,327	$42,471	$40,527

20.    Other income, net

Components of other income, net recorded in continuing operations are as follows (in thousands):

	Year ended December 31,
	2008	2007	2006
Foreign exchange (loss) gain, net	$(936)	$2,090	$680
Amount forfeited by counterparty on termination of land sale agreement	426	—	—
Other	603	16	(152)

Other income	$93	$2,106	$528

21.    Income taxes

The components of income (loss) from continuing operations before income taxes, as shown in the accompanying consolidated statements of income, consisted of the following (in thousands):

	Year ended December 31,
	2008	2007	2006
Income (loss) before income taxes:
Domestic	$1,964	$(3,380)	$(8,146)
Foreign	28,010	15,647	11,601

Income from continuing operations before income taxes	$29,974	$12,267	$3,455

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008

The provision (benefit) for income taxes from continuing operations consisted of the following (in thousands):

	Year ended December 31,
	2008	2007	2006
Current (benefit) provision
Federal	$(1,366)	$1,451	$1,186
State	(85)	120	162
Foreign	4,101	2,542	402

Total current provision	2,650	4,113	1,750

Deferred provision (benefit):
Federal	777	(538)	(132)
State	116	(80)	(20)
Foreign	(2,868)	(1,728)	(1)

Total deferred (benefit)	(1,975)	(2,346)	(153)

Total provision for income taxes	$675	$1,767	$1,597

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision (benefit) for income taxes from continuing operations is as follows (in thousands):

	December 31, 2008		December 31, 2007		December 31, 2006
Income taxes computed at the federal statutory rate	$10,491	35.0%	$4,294	35.0%	$1,209	35.0%
State income taxes, net of federal tax benefit	75	0.2	90	0.7	185	5.4
Foreign taxes at other than U.S. statutory rate.	(8,570)	(28.6)	(4,665)	(38.0)	(3,660)	(106.0)
Nondeductible expenses	967	3.2	2,163	17.6	3,596	104.1
Minority interest	130	0.4	1,047	8.5	263	7.6
Nondeductible goodwill	—	—	—	—	55	1.6
Nondeductible compensation	—	—	46	0.4	238	6.9
Nontaxable income	(2,335)	(7.8)	(760)	(6.2)	—	—
Capital losses in investments	—	—	(307)	(2.5)	—	—
Other—net	(107)	(0.4)	627	5.1	805	23.3
Changes in valuation allowance	24	0.1	(768)	(6.3)	(1,094)	(31.7)

	$675	2.3%	$1,767	14.4%	$1,597	46.2%

Under the Indian Income Tax Act, 1961, the Company’s Indian subsidiary is eligible to claim a tax holiday for 10 consecutive assessment years on profits derived from the export of software services from divisions registered under the Software Technology Parks at Bangalore, Chennai, Hyderabad and Noida. For the years ended December 31, 2008, 2007 and 2006 the tax holiday resulted in income tax benefits of $8.6 million, $4.7 million and $3.7 million, respectively, when calculated at the statutory US rate. The majority of the remaining benefits will extend through March 2010. There are no adverse tax effects to be considered from the goodwill impairment as it is included as part of the subsidiary’s tax holiday. Non-operating income, such as interest income and capital gains income along with operating income to the extent of expiry of tax holiday is not included in the tax holiday, and has been considered as part of our income tax provision.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008

The Company’s Indian subsidiary has net operating loss carry forwards amounting to approximately $16.5 million, which are under litigation with the India Tax authorities and hence a benefit amounting to approximately $5.6 million was not recognized at December 31, 2008.

The US branch of the Company’s Indian subsidiary has approximately $4.3 million of net operating losses available to offset future federal and state taxable income. These losses are due to expire between the years of 2022 and 2025.

The components of the deferred tax assets and liabilities were as follows:

	December 31,
	2008	2007
	(Dollars in Thousands)
Deferred tax assets:
Allowance for doubtful accounts and employee advances	$330	$127
Accrued health benefits	135	160
Accrued vacation and bonuses	1,091	548
Depreciation	1,321	87
Stock based compensation	399	363
Foreign currency translation adjustments	791	720
Capital losses carried forward	13,780	14,904
Deferred compensation	5,821	5,777
Net operating loss carryovers	1,910	2,742
Accrued restructuring charges	44	273
Minimum alternative tax—India	3,393	1,797
Other	1,276	14
Valuation allowance	(24,301)	(24,277)

Total deferred tax assets	5,990	3,235

Deferred tax liabilities
Amortization of acquired intangibles	1,272	319
Prepaid expenses	141	240
Unrecognized gain on iGATE Global Solutions IPO	—	9,710

Total deferred tax liabilities	1,413	10,269

Net deferred tax (asset) liability	$(4,577)	$7,034

Net deferred tax (asset) liability	$(4,577)	$7,034
Less: Net current deferred tax liability (asset)	439	(407)

Net long-term deferred tax (asset) liability	$(5,016)	$7,441

The Company has established a partial valuation allowance against its deferred tax assets, due to uncertainty regarding their future realization. In assessing the realizability of its deferred tax assets, management considers the projected future taxable income, and tax planning strategies. As a result, the Company has created a valuation allowance for deferred tax assets at entities or units that have been unprofitable and where it believes that such assets may not be utilized in the near term.

The Company has not provided for U.S. deferred income taxes or foreign withholding tax on basis differences in its non-U.S. subsidiaries of $18.4 million that result primarily from undistributed earnings the

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008

Company intends to reinvest indefinitely. Determination of the deferred income tax liability on these basis differences is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

The change in the total valuation allowance for deferred tax assets as of December 31, 2008, 2007 and 2006 is as follows (in thousands):

	As of December 31,
	2008	2007	2006
Opening valuation allowance	$24,277	$25,045	$23,952
Reduction during the year	(679)	(1,348)	(369)
Addition during the year	703	580	1,462

Closing valuation allowance	$24,301	$24,277	$25,045

22.    Segment information

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

On July 31, 2008, the Company sold off its clinical research business. Additionally, pursuant to an enterprise reorganization, the Company assigned the resources, including employees, relating to the corporate shared service division in the iSS segment to the iGS segment of its business. Also, as more fully explained in Note 4 of the Consolidated Financial Statements, effective September 30, 2008, the Company spun off the iPS segment of its business into a newly formed company known as Mastech Holdings, Inc.

As a consequence of the above mentioned events, currently the business of the Company is comprised solely of the iGS segment.

Revenues based on the location of the customer and fixed assets by geographic area consisted of the following:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Revenues:
North America, principally U.S.	$163,164	$155,180	$131,211
Europe	31,441	23,834	19,123
Asia, principally India	24,193	22,720	20,080

Total revenues	$218,798	$201,734	$170,414

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Fixed assets:
North America, principally U.S.	$1,821	$630	$771
Europe	66	111	131
Asia, principally India	32,603	33,498	27,347

Total fixed assets	$34,490	$34,239	$28,249

23.    Related party transactions

The Company has advanced employees $1.1 million and $1.4 million at December 31, 2008 and 2007, respectively. These advances do not exceed $4,500 per employee and are typically deducted from the employee’s salary over a six-month period or until paid in full.

At December 31, 2008, Sunil Wadhwani, Co-Chairman of iGATE Corporation, directly owned 12,738,791 common shares of the Company and indirectly owned 2,562,262 common shares of the Company through various family trusts.

At December 31, 2008, Ashok Trivedi, Co-Chairman of iGATE Corporation, directly owned 12,961,131 common shares of the Company and indirectly owned 2,339,922 common shares of the Company through various family trusts.

Sunil Wadhwani and Ashok Trivedi, co-founders of iGATE, own approximately 57% of the outstanding common stock of the Company and also own approximately 57% of the outstanding common stock of Mastech Holdings, Inc. The transactions with Mastech Holdings, Inc. for the period from October 1, 2008 to December 31, 2008 are as follows:

Dollars in thousands
Outsourcing services rendered to Mastech Holdings, Inc.	$392
Reimbursable expenses incurred on behalf of Mastech Holdings, Inc.	$922

The balances receivable from and payable to related parties are summarized as follows (in thousands):

	As of December 31,
	2008	2007
Due from Mastech Holdings Inc.
Accounts receivable, net of allowance	$324	$536
Prepaid expenses and other current assets	418	—

	$742	$536

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008

24.    Restructuring Charges

In 2007, the Company restructured its operations and incurred $0.8 million of severance and related costs. In 2004, the Company restructured its United Kingdom operations. The Company incurred approximately $4.9 million related to the closing of its Red Brigade Ltd. office in Bracknell, UK, which was comprised of $4.6 million of early exit costs associated with the closing and $0.3 million of non cash charges related to write-offs of leasehold improvements associated with the leased property. In 2006, the Company recovered $2.5 million related to its United Kingdom restructuring.

The components of the restructuring charges and the restructuring accrual at December 31, 2008, 2007 and 2006 are as follows:

(in thousands)	Accrued December 31, 2005	Credited to Expense	Foreign Currency Translation Effect	Cash Expenditures	Accrued December 31, 2006
2004 lease costs of office closure	$3,859	$(2,507)	$471	$(1,326)	$497
2002 lease costs of office closure	68	—	—	(68)	—

Total	$3,927	$(2,507)	$471	$(1,394)	$497

(in thousands)	Accrued December 31, 2006	Charged to Expense	Foreign Currency Translation Effect	Cash Expenditures	Accrued December 31, 2007
2004 lease costs of office closure	$497	$—	$46	$(241)	$302
2007 severance and related items	—	769	—	(13)	756

Total	$497	$769	$46	$(254)	$1,058

(in thousands)	Accrued December 31, 2007	Charged to Expense	Foreign Currency Translation Effect	Cash Expenditures	Accrued December 31, 2008
2004 lease costs of office closure	$302	$—	$(69)	$(69)	$164
2007 severance and related items	756	—	—	(649)	107

Total	$1,058	$—	$(69)	$(718)	$271

25.    Credit facility

On May 21, 2008, iGS entered into a loan agreement with Citibank N.A. that provided for a $6.5 million working capital line of credit. The loan is secured by way of a charge on all of iGS’ present and future receivables, investments, rights to or on moveable properties and moveable current assets. As of December 31, 2008 and for the period from May 21, 2008 through December 31, 2008, iGS did not utilize the line of credit. There is no expiration date for the line of credit and the interest rate would be determined at the time of withdrawal of funds at the then applicable rates.

26.    Commitments

Capital commitments

As of December 31, 2008, the Company has open purchase orders totaling $5.3 million to purchase property and equipment.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008

Other commitments

The Company’s business process delivery centers in India are 100% Export Oriented units or Software Technology Parks of India units (“STPI”) under the STPI guidelines issued by the Government of India. These units are exempted from customs, central excise duties, and levies on imported and indigenous capital goods, stores, and spares. The Company has executed legal undertakings to pay custom duty, central excise duty, levies, and liquidated damages payable, if any, in respect of imported and indigenous capital goods, stores, and spares consumed duty free, in the event that certain terms and conditions are not fulfilled.

iGS, a subsidiary of the Company, has entered into a service agreement with a customer that provides the customer the option to take an equity stake in iGS for up to 7% of iGS’s outstanding voting shares at fair market value. The customer may purchase iGS shares solely at their discretion and must notify iGS of their intention to purchase within thirty days of the purchase.

27.    Fair Value Measurements

Effective January 1, 2008, the Company partially adopted SFAS No. 157, “Fair Value Measurements” for all financial assets and liabilities accounted for at fair value on a recurring basis. Financial Staff Positions (“FSP”) FAS 157-2, “Effective Date of FASB Statement No.157” (“FSP FAS 157-2”), delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities until January 1, 2009 for the Company except as it applies to non-financial assets and non-financial liabilities recognized or disclosed at fair value in financial statements on a recurring basis (at least annually). SFAS No.157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier value hierarchy based on observable and unobservable inputs, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1—Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2—Includes other inputs that are directly or indirectly observable in the marketplace which may require future adjustment based on the attributes of the financial asset and liability being measured or an inactive market transaction.

Level 3—Unobservable inputs which are supported by little or no market activity. The fair value is primarily based on internally derived assumptions surrounding the timing and amount of expected cash flows.

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

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008

Assets and liabilities measured at fair value are summarized below:

Description	December 31, 2008	Fair value measurement at reporting date using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Short term investments:
Money market mutual funds	$20,560	$20,560	—	—

Total assets	$20,560	$20,560	—	—

Liabilities
Other current liabilities
Foreign currency derivative contracts	$10,602	—	$10,602	—

Total liabilities	$10,602	—	$10,602	—

Effective January 1, 2008, the Company also adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an Amendment of FASB Statement No. 115”, which allows an entity to choose to measure certain financial instruments and liabilities at fair value on a contract-by-contract basis. Subsequent fair value measurement for the financial instruments and liabilities an entity chooses to measure will be recognized in earnings. As of December 31, 2008, the Company did not elect such an option for the financial instruments and liabilities.

In October 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS No. 157, “Fair Value Measurements”, in a market that is not active and is intended to address the following application issues

-	How the reporting entity’s own assumptions (that is, expected cash flows and appropriately risk-adjusted discount rates) should be considered when measuring fair value when relevant observable inputs do not exist.

-	How available observable inputs in a market that is not active should be considered when measuring fair value.

-	How the use of market quotes (for example, broker quotes or pricing services for the same or similar financial assets) should be considered when assessing the relevance of observable and unobservable inputs available to measure fair value.

FSP 157-3 is effective on issuance, including prior periods for which financial statements have not been issued. As such, the FSP 157-3 was effective for the Company for the reporting period ended September 30, 2008. Adoption of FSP 157-3 did not have a significant impact on the Company’s financial statements.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2008

28.    Quarterly Financial Information (Unaudited)

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

	Three Months Ended
	March 31	June 30	September 30	December 31
(in thousands)	2008	2008	2008	2008
2008
Revenues	$55,639	$56,241	$55,418	$51,500
Gross Margin	20,364	19,839	21,275	20,879
Income from Continuing Operations	5,507	7,086	7,448	7,641
Income from Continuing Operations before Income Tax	6,526	7,928	8,416	7,104
Income (loss) from Discontinued Operations	982	961	(162)	(176)

Net Income	$7,408	$8,408	$8,294	$6,794

Net earnings per common share, basic	$0.14	$0.16	$0.15	$0.13

Net earnings per common share, diluted	$0.13	$0.15	$0.15	$0.12

	Three Months Ended
	March 31	June 30	September 30	December 31
(in thousands)	2007	2007	2007	2007
2007
Revenues	$48,311	$49,398	$50,390	$53,635
Gross Margin	15,405	15,152	16,103	18,452
Income (loss) from Continuing Operations	2,752	(628)	3,447	3,912
Income from Continuing Operations before Income Tax	3,380	924	4,099	3,864
Income from Discontinued Operations	1,308	1,386	1,382	1,009

Net Income	$4,327	$2,072	$4,331	$4,855

Net earnings per common share, basic	$0.08	$0.04	$0.08	$0.09

Net earnings per common share, diluted	$0.08	$0.04	$0.08	$0.09

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use, or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions or that the degree of compliance with established policies or procedures may deteriorate.

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making its assessment of internal control over financial reporting, management used the criteria described in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based upon this assessment, management has concluded and hereby reports that the Company’s internal control over financial reporting was effective as of December 31, 2008. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Company’s independent registered public accounting firm, Ernst & Young, has issued its report on the effectiveness of the Company’s internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There has been no change in iGATE’s internal control over financial reporting that occurred during the fourth quarter that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting as of December 31, 2008.

Attestation Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of iGATE Corporation

We have audited iGATE Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). iGATE Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, iGATE Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2008 consolidated financial statements of iGATE Corporation and subsidiaries and our report dated February 23, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young

New Delhi, India

February 23, 2009

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item, not set forth below, is incorporated herein by reference from the Company’s definitive proxy statement relating to the Annual Meeting of Shareholders scheduled for April 21, 2009, which will be filed with the Commission within 120 days after the close of the Company’s fiscal year ended December 31, 2008 (the “Proxy Statement”).

We have adopted a code of ethics applicable to all of our employees, including our principal executive officer, principal financial officer and principal accounting officer titled Code of Conduct Policy. The Code of Conduct Policy is posted on the Company’s website, www.igate.com (under the “Corporate Governance” caption of the Investor Relations page). The Company intends to satisfy the disclosure requirement regarding certain amendments to, or waivers from, provisions of its code of ethics by posting such information on the Company’s website.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Company’s Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as of December 31, 2008 regarding compensation plans and arrangements under which equity securities of iGATE are authorized for issuance.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
	(in thousands except for price)
Equity compensation plans approved by security holders	4,208	$1.75	10,625

Total	4,208	$1.75	10,625

During 2006, the Company adopted the 2006 iGATE Corporation Stock Incentive Plan (the “Plan”). The Plan provides that up to 14.7 million shares of the Company’s Common Stock shall be allocated for issuance to directors, executive management and key personnel.

The other information required by this Item is incorporated by reference to the Company’s Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the Company’s Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the Company’s Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) l. Financial Statements

The following Consolidated Financial Statements of the registrant and its subsidiaries are included on pages 35 to 38 and the reports of Independent Registered Public Accounting Firms are included on page 33 and 34 in this Form 10-K.

Reports of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets—December 31, 2008 and 2007.

Consolidated Statements of Income—Years ended December 31, 2008, 2007 and 2006.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)—Years ended December 31, 2008, 2007 and 2006.

Consolidated Statements of Cash Flows—Years ended December 31, 2008, 2007 and 2006.

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

The following items appear immediately following the signature pages:

Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts for the two years ended December 31, 2007 and 2006, respectively.

3. Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index, which is incorporated herein by reference.

iGATE CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	Balance at beginning of period	Charged to expense	Deductions(1)	Balance at end of period
	(in thousands)
Allowance for Doubtful Accounts:
Year ended December 31, 2007	$344	$246	$15	$605
Year ended December 31, 2006	$625	$423	$(704)	$344

Deferred Tax Valuation Allowance:
Year ended December 31, 2007	$25,045	$580	$(1,348)	$24,277
Year ended December 31, 2006	$23,952	$1,462	$(369)	$25,045

(1)	Write-offs, net of recoveries, cash payments related to restructurings and the use of capital loss carry forwards and foreign tax credits.

Exhibit	Index Description of Exhibit
2.1	Separation and Distribution Agreement by and between iGATE Corporation and Mastech Holdings, Inc., dated September 30, 2008 filed as Exhibit 2.1 to iGATE’s Form 8-K on October 1, 2008.

3.1	Second Amendment and Restated Articles of Incorporation of the Company are incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q, File No.000-2175, filed on August 14, 2000.

3.2	Amended and Restated Bylaws of the Company are incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q, File No. 000-21755, filed on August 14, 2000.

4.1	Form of certificate representing the Common Stock of the Company is incorporated by reference from Exhibit 4.1 to iGATE Corporation’s Registration Statement on Form S-1, Commission File No. 333-14169, filed on November 19, 1996.

10.1	Form of Employment Agreement by and between the Company and Sunil Wadhwani and Ashok Trivedi is incorporated by reference from Exhibit 10.1 to iGATE Corporation’s Registration Statement on Form S-1, Commission File No. 333-14169, filed on November 19, 1996.*

10.1(a)	Form of Amendment to Employment Agreement by and between the Company and Sunil Wadhwani and Ashok Trivedi is incorporated by reference from Exhibit 10.1(a) to the Annual Report on Form 10-K, File No. 000-21755 filed on March 28, 2001.*

10.2	Executive Employment Agreement dated November 22, 2000 between Steven Shangold and Emplifi, Inc. and iGATE Corporation is incorporated by reference from Exhibit 10.2 to the Annual Report on Form 10-K, File No. 000-21755 filed on March 28, 2001.*

10.2(a)	Employment Agreement Amendment dated September 30, 2001, between Steven Shangold, Emplifi, Inc. and iGATE Corporation filed on April 1, 2002.*

10.3	Employment Agreement dated April 1, 2001 between iGATE Management, Inc., and Michael J. Zugay is incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q, File No 000-21755 filed on August 14, 2001.*

10.3(a)	iGate Corporation 2006 Stock Incentive Plan is incorporated by reference to Exhibit 10.01 to the Quarterly Report on Form 10-Q, File No. 000-21755, filed on August 9, 2007.

10.3(b)	Employment Letter Agreement dated January 21, 2009 effective January 1, 2009, between Sujit Sircar and iGATE Corporation is filed herewith.*

10.4(a)	Executive Employment Agreement dated August 21, 2003 between Phaneesh Murthy and iGATE Global Solutions, Ltd. filed on November 14, 2003.*

10.8(h)	Goods Security Agreement dated May 21, 2008 by and among iGATE Global Solutions Ltd., and Citibank N.A. filed as exhibit 10.8 to the quarterly report on Form 10-Q, file no. 002021755, filed August 1, 2008.

10.9	Lease Agreement dated January 15, 1995 by and between iGS and Messrs. Wadhwani and Trivedi for real estate in Bangalore, India is incorporated by reference to Exhibit 10.10 to iGATE Corporation’s Registration Statement on Form S-1, Commission File No. 333-14169, on April 1, 2002.

10.10	Lease Agreement dated November 6, 1996 by and between iGS and Messrs. Wadhwani and Trivedi for real estate in Bangalore, India is incorporated by reference to Exhibit 10.11 to iGATE Corporation’s Registration Statement on Form S-1, Commission File No. 333-14169, filed on November 19, 1996.

10.11	Lease Agreement dated January 15, 1998 by and between iGS and Messrs. Wadhwani and Trivedi for real estate in Bangalore, India incorporated by reference to Exhibit 10.12 to Annual Report on Form 10-K for the year ended December 31, 1998.

Exhibit	Index Description of Exhibit
10.12	Lease Agreement dated March 26, 1997 by and between iGS and Messrs. Wadhwani and Trivedi for real estate in Bangalore, India incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K for the year ended December 31, 1998.

10.13	Lease Agreement dated January 13, 1998 by and between iGS and Messrs. Wadhwani and Trivedi for real estate in Chennai, India incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K for the year ended December 31, 1998.

10.14	Lease Agreement dated April 1, 1996 by and between Scott Systems Private Limited and Messrs. Wadhwani and Trivedi for real estate in Bombay, India is incorporated by reference from Exhibit 10.12 to iGATE Corporation’s Registration Statement on Form S-1, Commission File No. 333-4169, filed on November 19, 1996.

10.15	Lease Agreement dated April 1, 1996 by and between Scott Systems Private Limited and Sunil Wadhwani for real estate in Bombay, India is incorporated by reference to Exhibit 10.13 to iGATE Corporation’s Registration Statement on Form S-1, Commission File No. 333-14169, filed on November 19, 1996.

10.16	Lease Agreement dated April 1, 1996 by and between Scott Systems Private Limited and Ashok Trivedi for real estate in Bombay, India is incorporated by reference to Exhibit 10.14 to iGATE Corporation’s Registration Statement on Form S-1, Commission File No. 333-14169, filed on November 19, 1996.

10.17	Lease Agreement dated April 18, 1998 by and between Scott Systems Private Limited and Messrs. Wadhwani and Trivedi for real estate in Mumbai, India incorporated by reference to Exhibit 10.18 to Annual Report on Form 10-K for the year ended December 31, 1998.

10.18	Lease Agreement dated April 18, 1998 by and between Scott Systems Private Limited and Messrs. Wadhwani and Trivedi for real estate in Mumbai, India incorporated by reference to Exhibit 10.19 to Annual Report on Form 10-K for the year ended December 31, 1998.

10.20	Lease Agreement dated October 14, 1998 by and between Park Ridge One Associates and the Company for office space located in Park Ridge Office Center near Pittsburgh, Pennsylvania incorporated by reference to Exhibit 10.20 to Annual Report on Form 10-K for the year ended December 31, 1998.

10.20(a)	First Amendment to Lease Agreement dated October 14, 1998 by and between Park Ridge One Associates and the Company for office space located in Park Ridge Office Center near Pittsburgh filed as Exhibit 10.20(a) to Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 16, 2006.

10.21	Lease Agreement dated June 8, 2000 by and between the Company and Foster Plaza Holding Corporation for office space in Foster Plaza located near Pittsburgh, Pennsylvania is incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K, File No. 000-21755 filed on March 28, 2001.

10.23	Shareholders Agreement by and among the Company, Sunil Wadhwani and Ashok Trivedi and the Joinder Agreement by Grantor Retained Annuity Trusts established by Messrs. Wadhwani and Trivedi are incorporated by reference to Exhibit 10.5 to iGATE Capital Corporation’s Registration Statement on From S-1, Commission File No. 333-14169, filed on December 16, 1996.

10.24	Tax Sharing Agreement by and between iGATE Corporation and Mastech Holdings, Inc., dated September 30, 2008 filed as Exhibit 10.1 to iGATE’s Form 8-K on October 1, 2008.

21.0	Subsidiaries of the Registrant filed as Exhibit 21.0 to the Annual Report on Form 10-K filed on March 17, 2008 is filed herewith.

Exhibit	Index Description of Exhibit
23.1	Consent of Ernst & Young, Independent Registered Public Accounting Firm is filed herewith.

23.2	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm is filed herewith.

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer is filed herewith.

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer is filed herewith.

32.01	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer is filed herewith.

32.02	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer is filed herewith.

*	Management compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 23rd day of February, 2009.

iGATE CORPORATION

February 23, 2009	/s/ PHANEESH MURTHY
Phaneesh Murthy
President, Chief Executive Officer and Director

/s/ SUJIT SIRCAR
Sujit Sircar
Chief Financial Officer

/s/ SUNIL WADHWANI
Sunil Wadhwani
Co-Chairman of the Board of Directors
and Director

/s/ ASHOK TRIVEDI
Ashok Trivedi
Co-Chairman of the Board of Directors
and Director

/s/ J. GORDON GARRETT
J. Gordon Garrett
Director and Chairman of the Audit Committee

/s/ GORAN LINDAHL
Goran Lindahl
Director

/s/ EDWARD YOURDON
Edward Yourdon
Director

/s/ MICHEL BERTY
Michel Berty
Director