Form 10-Q
period 2009-03-31
IGATE CORP
filed 2009-04-30
CIK 1024732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐		Accelerated filer ☒

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of March 31, 2009 was 54,197,205.

iGATE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2009

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

iGATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenues	$44,809	$55,639
Cost of revenues (exclusive of depreciation and amortization)	28,719	35,275

Gross margin	16,090	20,364
Selling, general and administrative	8,586	11,941
Depreciation and amortization	1,903	2,916

Income from operations	5,601	5,507
Other (expenses) income, net	(753)	1,310
Minority interest	—	(293)
Equity in income of affiliated companies	—	2

Income from continuing operations before income taxes	4,848	6,526
Income tax (benefit) expense	(153)	100

Income from continuing operations	5,001	6,426
Income from discontinued operations, net of taxes	—	982

Net income	$5,001	$7,408

Distributed earnings per share:
Common stock	$0.09	$—
Unvested restricted stock	0.09	—
Basic earnings per share from continuing operations
Common stock	$0.09	$0.12
Unvested restricted stock	0.09	0.02
Basic earnings per share from discontinuing operations
Common stock	$—	$0.02
Unvested restricted stock	—	0.02
Diluted earnings per share from continuing operations	$0.09	$0.12

Diluted earnings per share from discontinuing operations	$—	$0.01

See accompanying notes.

iGATE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	March 31, 2009 (Unaudited)	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$16,129	$30,878
Short-term investments	46,488	34,601
Accounts receivable, net	25,528	33,778
Unbilled revenues	10,743	6,787
Prepaid expenses and other current assets	3,692	4,184
Prepaid income taxes	3,381	3,300
Deferred tax assets	27	32
Receivable from Mastech Holdings Inc.	144	742

Total current assets	106,132	114,302
Deposits and other assets	4,090	3,986
Property and equipment, net	33,793	34,490
Deferred tax assets	5,657	5,016
Intangible assets, net	2,512	2,920
Goodwill	28,041	29,179

Total assets	$180,225	$189,893

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,224	$1,785
Accrued payroll and related costs	10,934	13,146
Accrued expenses	11,685	12,024
Deferred income taxes	480	471
Foreign exchange derivative contracts	7,850	7,468
Other current liabilities	3,315	3,874
Restructuring reserve	174	271
Deferred revenue	784	766

Total current liabilities	36,446	39,805
Other long-term liabilities	819	882
Foreign exchange derivative contracts, long term	3,028	3,134

Total liabilities	40,293	43,821

Shareholders’ equity:
Preferred shares, without par value: 20,000,000 shares authorized, 1 share held in treasury in 2009 and 2008	—	—
Common shares, par value $0.01 per share:
100,000,000 shares authorized, and 55,187,307 and 55,157,029 shares issued as of March 31, 2009 and December 31, 2008, respectively and 54,197,205 and 54,166,927 shares outstanding as of March 31, 2009 and December 31, 2008, respectively	552	551
Common shares held in treasury, at cost, 990,102 shares	(14,714)	(14,714)
Additional paid-in capital	174,560	173,198
Retained earnings	14,654	15,613
Accumulated other comprehensive loss	(35,120)	(28,576)

Total shareholders’ equity	139,932	146,072

Total liabilities and shareholders’ equity	$180,225	$189,893

See accompanying notes.

iGATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months ended March 31,
	2009	2008
Cash Flows From Operating Activities:
Net income	$5,001	$7,408
Less: Income from discontinued operations, net of taxes	—	982
Adjustments to reconcile net income to cash provided by continuing operations:
Depreciation and amortization	1,903	2,916
Stock based compensation	1,308	1,189
Realized gain on investments	(517)	(137)
Provision for doubtful debts	202	390
Deferred income taxes	(795)	(1,435)
Equity in income of affiliated companies	—	(2)
Gain on sale of fixed assets	(2)	(114)
Minority interest	—	293
Deferred rent	7	434
Working capital items:
Accounts receivables and unbilled receivables	3,457	(6,588)
Prepaid and other assets	972	3,489
Accounts payable	(389)	(558)
Accrued and other liabilities	(2,447)	1,354
Deferred revenue	46	1,072
Restructuring reserve	(97)	(294)

Net cash flows provided by operating activities—continuing operations	8,649	8,435
Net cash flows used in operating activities—discontinued operations	—	(1,116)

Cash Flows From Investing Activities:
Additions to property and equipment	(2,381)	(2,176)
Purchases of investments	(21,521)	(18,082)
Sale of investments	7,931	8,261
Payments for lease deposits	(262)	(319)
Purchase of iGS stock and stock option settlement	(38)	(24,138)
Proceeds from sale of joint venture	—	905

Net cash flows used in investing activities—continuing operations	(16,271)	(35,549)
Net cash flows used in investing activities—discontinued operations	—	(152)

Cash Flows From Financing Activities:
Payments on capital leases	(42)	(63)
Dividends paid	(5,960)	—
Net proceeds from exercise of stock options	55	441
Tax benefits related to stock option exercises	3	9

Net cash flows (used in ) provided by financing activities—continuing operations	(5,944)	387

Effect of currency translation	(1,183)	37

Net change in cash and cash equivalents	(14,749)	(27,958)
Cash and cash equivalents, beginning of period of continuing operations	30,878	46,655
Cash and cash equivalents, beginning of period of discontinued operations	—	3,029
Cash and cash equivalents, end of the period of discontinued operations	—	5,010

Cash and cash equivalents, end of period	$16,129	$16,716

See accompanying notes.

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009 AND 2008

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

The accompanying balance sheet and financial information as of December 31, 2008 is derived from audited financial statements but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2008.

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

2. Discontinued Operations

On July 31, 2008, the Company completed the divestiture and sale of iGATE Clinical Research International Inc. and iGATE Clinical Research International Private Limited collectively “iCRI” for cash consideration of approximately $3.6 million which include cash transfer of $0.7 million. This sale resulted in a gain of approximately $1.8 million.

On September 30, 2008, the Company completed the spin-off of Mastech. The distribution of common stock of the newly formed company was considered a tax free transaction for the Company. The Company incurred costs of approximately $3.2 million including amounts associated with investment banking fees and other transaction costs related to the spin-off. iGATE continued to provide Mastech employees with coverage under iGATE employee benefit plans through December 31, 2008 and has been reimbursed by Mastech for premiums and costs related to such services and coverage.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets”, the results of operations and cash flows of iCRI and Mastech have been classified as discontinued operations in the Condensed Consolidated Financial Statements for all

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2009 AND 2008

(Amounts in thousands)

periods presented through the date of sale and spin-off. Cash flows of iCRI and Mastech have been segregated in the Condensed Consolidated Statement of Cash Flows as separate line items within operating, investing and financing activities.

In accordance with Emerging Issues Task Force (“EITF”) Issue no. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations” the Company determined that the outsourcing services provided by iGATE Global Solutions Limited (“iGS”) to Mastech are not significant and hence do not result in significant continuing involvement in the operations of Mastech.

Revenue billed by iGS to Mastech, which was an intercompany transaction prior to the spin-off and hence eliminated in the condensed consolidated statements of income for the three months ended March 31, 2008 amounting to $0.8 million, is reported within the income from continuing operations. Related receivable by iGS from Mastech amounting to $0.2 million as of December 31, 2008 is reported on the condensed consolidated balance sheets. The financial information for the discontinued operations is shown below:

Three Months Ended March 31, 2008
Revenues	$25,948
Income from discontinued operations before tax	1,037
Income tax expense	55

Income from discontinued operations, net of tax	$982

3. Goodwill and Intangible Assets

The changes in the carrying value of goodwill for the three months ended March 31, 2009 (in thousands):

Amount
Goodwill as of December 31, 2008	$29,179
Foreign currency translation effect	(1,138)

Goodwill as of March 31, 2009	$28,041

Intangible assets as at March 31, 2009 comprised of customer relationships of $8,624 less accumulated amortization of $6,112.

Amortization expenses related to identifiable intangible assets was $0.3 million and $0.4 million for the three months period ended March 31, 2009 and 2008, respectively. Future estimated annual amortization is as follows (in thousands):

2009	$577
2010	700
2011	700
2012	535

$2,512

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2009 AND 2008

(Amounts in thousands)

4. Income Taxes

The provision (benefit) for income taxes, as shown in the accompanying Condensed Consolidated Financial Statements, consists of the following (in thousands):

	Three Months Ended March 31,
	2009	2008
Current provision:
Federal	$—	$33
State	18	10
Foreign	446	1,272

Total current provision	464	1,315

Deferred benefit:
Federal	(12)	(98)
State	(2)	(15)
Foreign	(603)	(1,102)

Total deferred benefit	(617)	(1,215)

Total (benefit) provision for income taxes	$(153)	$100

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes were as follows:

	Three Months Ended March 31, 2009		Three Months Ended March 31, 2008
Income taxes computed at the federal statutory rate	$1,648	34.0%	$2,284	35.0%
State income taxes, net of federal tax benefit	11	0.2	(4)	(0.1)
Untaxed foreign income, subject to tax holiday	(2,238)	(46.2)	(2,095)	(32.1)
Foreign taxes (benefit) at other than U.S. statutory rate	186	3.8	(316)	(4.8)
Minority interest	—	—	50	0.8
Amortization of acquired intangibles	—	—	74	1.1
Tax benefit on losses	247	5.1	298	4.5
Other—net	(7)	(0.2)	(191)	(2.9)

	$(153)	(3.2)%	$100	1.5%

Under the Indian Income Tax Act, 1961, iGS is eligible to claim a tax holiday for ten consecutive assessment years on profits derived from the export of software services from divisions registered under the Software Technology Parks at Bangalore, Chennai, Hyderabad and Noida. On certain of the units, the benefits of the holiday expired in 2005. Additionally, the tax holiday for one of the units in Chennai expired effective April 1, 2008. Non -operating income, such as interest income and capital gains income along with operating income to the extent of expiry of tax holiday is not included in the tax holiday, and has been considered as part of our income tax provisions.

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2009 AND 2008

(Amounts in thousands)

5. Earnings Per Share

The Company computes earnings per share in accordance with SFAS No. 128, “Earnings per share” and FASB Staff Position (FSP) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. Basic earnings per share for the two classes of stock (common stock and unvested restricted stock) is calculated by dividing net income by the weighted average number of shares of common stock and unvested restricted stock outstanding. Diluted earnings per share is computed using the weighted average number of common stock and unvested restricted stock plus the potentially dilutive effect of common stock equivalents.

Earnings per share for the common stock and unvested restricted stock under the two class method is presented below (dollars in thousands, except share and per share data):

	Three Months Ended March 31,
	2009		2008
Net income from continuing operations		$5,001		$6,426
Net income from discontinued operations		—		982

Net income from operations		$5,001		$7,408
Less: Dividends paid on
Common stock	$4,945		$—
Unvested restricted stock	56	5,001	—	—

Undistributed Income		$—		$7,408

Basic & diluted allocation of undistributed income:
Common stock		$—		$7,351
Unvested restricted stock		—		57

		$—		$7,408

Weighted average shares outstanding:
Common stock		54,184		53,676
Unvested restricted stock		655		417

		54,839		54,093

Weighted average common stock outstanding		54,184		53,676
Dilutive effect of stock options outstanding		955		1,251

Dilutive weighted average shares outstanding		55,139		54,927

Distributed earnings per share have been restricted to the amount of net income for the quarter ended March 31, 2009.

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2009 AND 2008

(Amounts in thousands)

6. Comprehensive (Loss) Income

The components of comprehensive (loss) income, net of tax, were as follows:

	Three Months Ended March 31,
	2009	2008
Net income	$5,001	$7,408
Unrealized gain on investments	(566)	87
Unrecognized actuarial gain on pension liability	6	—
Change in fair value of cash flow hedges	(181)	(2,056)
Foreign currency translation	(5,803)	(1,948)

Comprehensive (loss) income	$(1,543)	$3,491

The Company’s forward and option contracts to hedge foreign currency cash flows will mature by June 30, 2011. As each contract matures, the Company will receive Rupees at the contracted rate while delivering either the U.S. Dollar (“USD”) or Canadian Dollar (“CAD”) equivalent of Rupees at the prevailing Rupee exchange rate. Accordingly, the effective portion of gains and losses is deferred as a component of other comprehensive (loss) income and is recognized in earnings at the time the hedged item affects earnings. Gains and losses due to hedge ineffectiveness or related to contracts which do not qualify for hedge accounting are recorded in current period earnings and included in “other income and expense”.

7. Derivative Instruments and Hedging Activities

As part of the Company’s on-going business operations, certain assets and forecasted transactions are exposed to foreign currency risks due to fluctuations in exchange rate between the Rupee and USD. The objective for holding derivatives is to eliminate or reduce the impact of these exposures.

The Company enters into forward foreign exchange contracts to mitigate the risk of changes in foreign exchange rates on inter-company transactions and forecasted transactions denominated in foreign currencies. Contracts are designated as cash flow hedges if they satisfy the criteria for hedge accounting under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”. The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of the gain or loss of hedging instruments are recognized in the earnings of each period and are included in other income (expense), net.

The Company document’s all relationships between hedging instruments and hedge items including the risk management objectives and strategy for each hedge transaction. In addition, formal assessment is done for effectiveness testing both at the inception of the hedge and on a quarterly basis. If it is determined that a derivative or a portion thereof is not highly effective as a hedge, or if a derivative ceases to be highly effective hedge, the Company will prospectively discontinue hedge accounting with respect to that derivative.

In all situations in which hedge accounting is discontinued and the derivative is retained, the derivative is continued to be carried at its fair value on the balance sheet and any subsequent change in its fair value is recognized in the consolidated statement of income.

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2009 AND 2008

(Amounts in thousands)

The following table presents information related to foreign currency contracts held:

OUTSTANDING HEDGE TRANSACTIONS ON MARCH 31, 2009 (in thousands)

	Maturity Date Ranges	Strike Price At Rupee Rate Ranges	Amount	Net Unrealized Gains (Losses) March 31, 2009
FORWARD CONTRACTS USD
From:	28-Apr-09	41.17
To:	30-Apr-10	51.07
Subtotal			$3,750	$(592)
CURRENCY OPTION CONTRACTS USD
From:	25-Apr-09	39.76
To:	30-Jun-11	52.36
Subtotal			82,650	(10,856)
FORWARD CONTRACTS CAD
From:	30-Apr-09	40.11
To:	31-Jul-09	45.00
Subtotal			$4,794	9

				$(11,439)

The forward contracts as of March 31, 2009 will all mature by April 30, 2010. As each contract matures, USDs and CADs are sold at each contracted strike price and equivalent Indian Rupees received. The outstanding contracts meet the qualifying criteria to receive hedge accounting and have been deemed to be effective. As a result, the Company has recorded other comprehensive loss of $0.59 million and $0.29 million for the quarter ended March 31, 2009 and 2008, respectively.

The option contracts as of March 31, 2009 will all mature by June 30, 2011. As each contract matures, the Company will sell USDs at each contracted strike price depending upon prevailing Rupee exchange rates. The outstanding contracts meet the qualifying criteria to receive hedge accounting and have been deemed to be effective. As a result, the Company has recorded other comprehensive loss of $10.9 million and $0.29 million for the quarter ended March 31, 2009 and 2008, respectively.

The effect of Derivative Instruments on the Condensed Consolidated Statements of Income for the quarter ended March 31, 2009 (in thousands):

Derivatives in FAS 133 Cash Flow Hedging Relationships	Amount of Gain/(Loss) recognized in OCI on Derivative	Location of Gain/(Loss) reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) reclassified from Accumulated OCI into Income	Location of Gain/(Loss) reclassified in Income on Derivative	Amount of Gain /(Loss) Reclassified from Accumulated OCI into Income
	(Effective Portion)	(Effective Portion)		(Ineffective Portion and amount excluded from effectiveness testing)

	March 31, 2009	March 31, 2009		March 31, 2009
Foreign Exchange Contracts	$(11,439)	Other Income/ (expenses)	$(2,113)	Other Income/ (expenses)	—

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2009 AND 2008

(Amounts in thousands)

Information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheets (in thousands):

	March 31, 2009
	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under FAS 133
Foreign Exchange Contracts	Current Liabilities	$7,850
Foreign Exchange Contracts	Long term Liabilities	3,028

Total Derivatives designated as hedging instruments under FAS 133		$10,878

8. Fair Value Measurements

SFAS No. 157 “Fair Value Measurements” establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1 — Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 — Includes other inputs that are directly or indirectly observable in the marketplace.

Level 3 — Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. In accordance with SFAS 157, the Company measures cash equivalents, marketable securities and foreign currency derivative contracts at fair value. Cash equivalents and marketable securities are primarily classified within Level 1 or Level 2. This is because the cash equivalents and marketable securities are valued primarily using quoted market prices or alternative pricing sources and models utilizing market observable inputs. The foreign currency derivative contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments in active markets.

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2009 AND 2008

(Amounts in thousands)

Assets and liabilities measured at fair value are summarized below:

Description	March 31, 2009	Fair value measurement at reporting date using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Short term investments:
Money market mutual funds	$34,266	$34,266	—	—

Total assets	$34,266	$34,266	—	—

Liabilities
Other current liabilities
Foreign currency derivative contracts	$7,850	—	$7,850	—

Long term liabilities
Foreign currency derivative contracts	3,028	—	3,028	—

Total liabilities	$10,878	—	$10,878	—

In February 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FAS 157 (“FSP FAS 175-2”). This FSP FAS 157-2 deferred the effective date of FAS 157 for non-financial assets and liabilities that are not on a recurring basis recognized or disclosed at fair value in the financial statements, to fiscal years and interim periods beginning after November 15, 2008. The Company has adopted FAS 157 for non-financial assets and liabilities measured at fair value on a non-recurring basis at 1 January 2009 and will continue to apply its provisions prospectively. The application of FAS 157 for non-financial assets and liabilities did not have a significant impact on earnings nor the financial position in the first quarter of 2009.

9. Employee Benefits

Defined Contribution Plan

The Company’s eligible employees in India participate in the Employees’ Provident Fund (the “Provident Fund”), which is a defined contribution plan. The employee and the Company make monthly contributions of a specified percentage of salary to the Provident Fund, which is administered by the prescribed authority in India. The aggregate contributions along with interest thereon are paid at retirement, death, incapacitation or termination of employment. The Company’s contribution to the Provident Fund for the three months ended March 31, 2009 and 2008 was $0.5 million and $0.5 million, respectively.

401 (k) Plan

Eligible United States employees of the Company participate in an employee retirement savings plan (“the Plan”) under Section 401(k) of the United States Internal Revenue Code. The Plan allows for employees to defer a portion of their annual earnings on a pre-tax basis through voluntary contributions to the Plan. The Plan does not provide for any Company matching.

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2009 AND 2008

(Amounts in thousands)

Defined Benefit Plan

The Company provides for gratuity, a defined benefit retirement plan covering eligible employees in India. The plan provides a lump sum payment to the vested employees at retirement, death, incapacitation or termination of employment subject to specified period of service, of an amount based on the respective employees’ salary and the tenure of employment. Liabilities with regard to the plan are determined by actuarial valuation. The contributions are made to the Company administered trust and managed by a third party fund manager. The following table sets forth the net periodic cost recognized by the Company in respect of such plan.

	Three Months Ended March 31,
	2009	2008
Net periodic plan cost
Service cost	$175	$55
Interest cost	22	26
Expected return on plan asset	(23)	(16)
Recognized net actuarial gain	(1)	(40)

Net periodic plan cost for the period	$173	$25

10. Share-based compensation

During the three months ended March 31, 2009 and 2008, the Company granted 6,000 and 22,656 options, respectively. During the three months ended March 31, 2009 and 2008, the Company granted 60,750 and 100,000 stock awards, respectively.

The dividends paid on unvested restricted stock awards are charged to compensation cost. For the three months ended March 31, 2009, the Company recorded $0.07 million as compensation cost for dividends paid on shares of unvested restricted stock.

Share-based compensation expense recorded in income from operations during the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,
	2009	2008
Share-based compensation recorded in
Cost of revenues	$606	$469
Selling, general and administrative expense	775	720

Total share-based compensation expense	$1,381	$1,189

The share-based compensation expense recorded in income from discontinued operations during the three months ended March 31, 2008 was $(13).

During the three months ended March 31, 2009 and 2008, the Company issued 0.03 million and 0.07 million shares, respectively upon exercise of stock options.

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2009 AND 2008

(Amounts in thousands)

11. Other (expenses) income, net

Components of other (expenses) income recorded in operations for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,
	2009	2008
Investment income	$911	$583
Interest expense	(17)	(21)
Foreign exchange (loss) gain, net	(1,777)	644
Other	130	104

Other (expenses) income, net	$(753)	$1,310

12. Concentration of revenues

The following is a concentration of iGATE revenues greater than 10% by customer for the periods shown:

	Three Months Ended March 31,
	2009	2008
General Electric Company	24%	24%
Royal Bank of Canada	23%	17%

13. Credit facility

On May 21, 2008, iGS entered into a loan agreement with Citibank N.A. that provided for a $6.5 million working capital line of credit. The loan is secured by way of a charge on all present and future receivables, investments, rights to or on moveable properties and moveable current assets. As at March 31, 2009, iGS did not have any amount outstanding under the line of credit and the agreement has not been renewed.

14. Commitments

Capital commitments

As of March 31, 2009, the Company has open purchase orders totaling $4.8 million to purchase property and equipment.

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

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2009 AND 2008

(Amounts in thousands)

iGS, a subsidiary of the Company, has entered into a service agreement with a customer that provides the customer the option to take an equity stake in iGS for up to 7% of iGS’s outstanding voting shares at fair market value. The customer may purchase iGS shares solely at their discretion and must notify iGS of their intention to purchase within thirty days of the purchase.

15. Subsequent Events

On April 20, 2009, the Company has entered into a definitive agreement with CAC Corporation forming a strategic business alliance to deliver Information Technology and Integrated Technology and Operations (iTOPS) services to CAC’s Japanese clients for their international operations. Under the framework of this alliance, CAC has the right at its discretion to acquire up to 2.5% of the issued and outstanding voting shares of iGATE by purchasing iGATE shares in the secondary market. CAC may additionally purchase the common stock of iGATE in an amount representing up to, but not exceeding 10% of the issued and outstanding voting shares then in effect after two years from the execution date of the definitive agreement, with the consent of iGATE.

16. Recently Issued Accounting Pronouncements

In May 2008, the FASB issued SFAS No.162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. SFAS No. 162 becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not expect that the adoption of this statement will have a material impact on its consolidated financial statements.

In April 2009, the FASB issued Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 amends FASB Statement No.157, Fair Value Measurements to provide additional guidance on estimating fair value when the volume and level of activity for an asset or liability significantly decreased in relation to market activity for the asset or liability. The FSP also provides additional guidance on circumstances that may indicate that a transaction is not orderly. SFAS No. 157-4 becomes effective for interim and annual periods ending after June 15, 2009 with early application permitted for period ending after March 15, 2009. The Company expects to adopt the standard effective with the June 30, 2009 quarter and it is currently evaluating the potential impact, if any, on its consolidated results of operations and financial condition.

In April 2009, the FASB issued Staff Position No. FAS 107-1, “Interim Disclosures About Fair Value of Financial Instruments” (“FSP 107-1”). FSP 107-1 amends FASB Statement No.107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim period of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financials information at interim reporting periods. SFAS No. 107-1 becomes effective for interim and annual periods ending after June 15, 2009 with early application permitted for period ending after March 15, 2009. The Company expects to adopt the standard effective with the June 30, 2009 quarter and it is currently evaluating the potential impact, if any, on its consolidated results of operations and financial condition.

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2009 AND 2008

(Amounts in thousands)

In April 2009, the FASB issued Staff Position No. FAS 115-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2”). FSP 115-2 provides new guidance on the recognition of an Other-Than-Temporary-Impairments (OTTI) and provides some new disclosure requirements. SFAS No. 115-2 becomes effective for interim and annual periods ending after June 15, 2009 with early application permitted for period ending after March 15, 2009. The Company expects to adopt the standard effective with the June 30, 2009 quarter and it is currently evaluating the potential impact, if any, on its consolidated results of operations and financial condition.

17. Restructuring Charges

During 2007, the Company restructured its operations in the Shared Services segment to improve efficiencies as a result of certain management and organizational changes. The total estimated restructuring costs was $0.8 million primarily related to severance and related costs. Of the $0.11 million accrued liability as of December 31, 2008, the Company paid $0.08 million during the three months ended March 31, 2009 and the balance of $0.03 million is outstanding as of March 31, 2009.

In 2004, the Company restructured its United Kingdom operations as a result of organizational changes. The total restructuring costs were $2.8 million (net of recoveries) primarily relating to the early exit costs of a premises lease and the write off of leasehold improvements. Of the $0.16 million accrued liability as of December 31, 2008, the Company paid $0.02 million during the three months ended March 31, 2009 and the balance of $0.14 million is outstanding as of March 31, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the statements in this Form 10-Q contain statements that are not historical facts and that constitute “forward-looking statements” within the meaning of such term under the Private Securities Litigation Reform Act of 1995. These forward-looking statements include our financial growth and liquidity projections as well as statements concerning our plans, strategies, intentions and beliefs concerning our business, cash flows, costs and the markets in which we operate. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify certain forward-looking statements. These forward-looking statements are based on information currently available to us, and we assume no obligation to update these statements as circumstances change. There are risks and uncertainties that could cause actual events to differ materially from these forward-looking statements. While we cannot predict all of the risks and uncertainties, they include, but are not limited to, our ability to predict our financial performance, the level of market demand for our services, the highly-competitive market for the types of services that we offer, the impact of competitive factors on profit margins, market conditions that could cause our customers to reduce their spending for our services, our ability to create, acquire and build new businesses and grow our existing businesses, our ability to attract and retain qualified personnel, our ability to reduce costs and conserve cash, currency fluctuations and market conditions in India and elsewhere around the world, political and military tensions in India and Southern Asia, changes in generally accepted accounting principles and/or their interpretation and other risks that are described in more detail in our filings with the Securities and Exchange Commission, including our Form 10-K (“Form 10-K”) for the year ended December 31, 2008.

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

A majority of our clients have headquarters in North America and operate internationally. iGATE has 6,492 employees as of March 31, 2009.

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

iGATE services customers in a wide range of industries. Our largest customer is General Electric Company (“GE”) which accounted for approximately 24% and 24% of revenues for the three months ended March 31, 2009 and 2008, respectively. iGATE is a Global Preferred Partner of GE. Our Global Preferred Partnership status extends through the end of 2009. Our second largest customer, Royal Bank of Canada, accounted for approximately 23% and 17% of revenues for the three months ended March 31, 2009 and 2008, respectively.

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

On July 31, 2008, the Company sold its clinical research business. Additionally, pursuant to an enterprise reorganization, the Company assigned the resources, including employees, relating to the corporate shared service division in the iSS segment to the iGS segment of its business. Also, as more fully explained in Note 2 of the Condensed Consolidated Financial Statements, effective September 30, 2008, the Company spun off the iPS segment of its business into a newly formed company known as Mastech Holdings, Inc (“Mastech”).

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

In May 2008, the FASB issued SFAS No.162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. SFAS No. 162 becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not expect that the adoption of this statement will have a material impact on its consolidated financial statements.

In April 2009, the FASB issued Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 amends FASB Statement No.157, Fair Value Measurements to provide additional guidance on estimating fair value when the volume and level of activity for an asset or liability significantly decreased in relation to market activity for the asset or liability. The FSP also provides additional guidance on circumstances that may indicate that a transaction is not orderly. SFAS No. 157-4 becomes effective for interim and annual periods ending after June 15, 2009 with early application permitted for period ending after March 15, 2009. The Company expects to adopt the standard effective with the June 30, 2009 quarter and it is currently evaluating the potential impact, if any, on its consolidated results of operations and financial condition.

In April 2009, the FASB issued Staff Position No. FAS 107-1, “Interim Disclosures About Fair Value of Financial Instruments” (“FSP 107-1”). FSP 107-1 amends FASB Statement No.107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim period of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financials information at interim reporting periods. SFAS No. 107-1 becomes effective for interim and annual periods ending after June 15, 2009 with early application permitted for period ending after March 15, 2009. The Company expects to adopt the standard effective with the June 30, 2009 quarter and it is currently evaluating the potential impact, if any, on its consolidated results of operations and financial condition.

In April 2009, the FASB issued Staff Position No. FAS 115-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2”). FSP 115-2 provides new guidance on the recognition of an

Other-Than-Temporary-Impairments (OTTI) and provides some new disclosure requirements. SFAS No. 115-2 becomes effective for interim and annual periods ending after June 15, 2009 with early application permitted for period ending after March 15, 2009. The Company expects to adopt the standard effective with the June 30, 2009 quarter and it is currently evaluating the potential impact, if any, on its consolidated results of operations and financial condition.

Results of Operations from Operations for the Three Months Ended March 31, 2009 as Compared to the Three Months Ended March 31, 2008:

Revenues for the three months ended March 31, 2009 were $44.8 million, a decrease of $10.8 million, or 19.5%, as compared to $55.6 million for the three months ended March 31, 2008. Our revenue decrease for the periods presented is directly attributable to a combination of reduced customer demand, pricing pressure, volatility in currency markets, and customer insolvencies. The top 10 customers accounted for 79% and 75% of the revenue for the three months ended March 31, 2009 and March 31, 2008, respectively.

The gross margin as a percentage of sales (“gross margin percentage”) was 35.9% for the three months ended March 31, 2009, as compared to 36.6% for the three months ended March 31, 2008. The decrease in gross margin percentage was primarily on account of reduction in revenue, decreased utilization and reductions in average bill rates, which could not offset the favorable movement of exchange movement.

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

S,G&A costs for the three months ended March 31, 2009 were $8.6 million or 19.2% of revenues, as compared to $11.9 million or 21.5% of revenues for the three months ended March 31, 2008. Our net employee cost decreased by approximately $2.5 million for the three months ended March 31, 2009, as compared to three months ended March 31, 2008, mainly due to decrease in variable pay, reduction of support headcount from 510 to 487, recruitment, travel and related costs. Our net corporate cost was lower by approximately $0.6 million for the three months ended March 31, 2009 due to decrease in provision for doubtful debts, marketing, legal, accounting and administrative charges. Our net facilities costs decreased by $0.3 million for the three months ended March 31, 2009, mainly due to reduction in rental and communication related expenses.

Depreciation and amortization costs for the three months ended March 31, 2009 were $1.9 million or 4.3% of revenues, as compared to $2.9 million or 5.2% of revenues for the three months ended March 31, 2008.

Operating income was 12.5% of revenue for the three months ended March 31, 2009 and 9.9% of revenue for the three months ended March 31, 2008. This increase was due primarily to the decrease in S,G&A costs.

Other (Expense) Income Components

Other (expenses) income, net for the three months ended March 31, 2009, totaled $(0.8) million, compared to $1.3 million for the three months ended March 31, 2008.

During the three months ended March 31, 2009, our net investment income totaled $0.9 million as compared to $0.6 million for the three months ended March 31, 2008. The increase was due to an increase in cash and cash equivalents from $51.5 million in March 31, 2008 to $62.6 million in March 31, 2009 and a consequential increase in investable funds. The increase in cash was mainly due to the cash flow from operating activity which offsets the payment of dividend and investment in new properties. For the three months ended March 31, 2009, we recognized a $1.8 million of foreign currency loss in our income statement as compared to a gain of $0.6 million for the three months ended March 31, 2008. These are primarily due to movements of foreign currency rates. As of March 31, 2009 all the outstanding forward contracts met the qualifying criteria to apply hedge accounting.

Income Taxes

Federal income taxes, calculated at the U.S. statutory rate, totaled $1.6 million for the three months ended March 31, 2009. State income taxes, which totaled $0.01 million for the three months ended March 31, 2009, were calculated using a blended statutory rate, and are net of federal income tax benefit. Our income tax provision was a benefit of $0.15 million at an effective rate of 3.2% for the three months ended March 31, 2009.

Several items caused variations from our statutory tax provision. iGS is eligible to claim a tax holiday on the majority of its operating income through March 31, 2010. Taxable income for determining the income tax provision of iGS includes non operating income, such as interest income and capital gains income and operating income of one of its units for which tax holiday has expired. The tax holiday and foreign taxes have resulted in a benefit of $2.1 million for the three months ended March 31, 2009.

Other variations typically arise because certain expenses or benefits recorded in our financial statements are either limited or disallowed when calculating our income tax provision. Certain expenses such as meals and entertainment and executive compensation are limited for income tax purposes. Losses in the current year will result in a set off of future taxable income. The impact of the limited or disallowed items and benefit of losses discussed above was $0.24 million.

Federal income taxes, calculated at the U.S. statutory rate, totaled $2.3 million for the three months ended March 31, 2008. State income taxes which totaled $0.01 million for the three months ended March 31, 2008, were calculated using a blended statutory rate, and are net of federal income tax benefit. Our income tax provision was $0.1 million at an effective rate of 1.5% for the three months ended March 31, 2008.

Several items caused variations from our statutory income tax provision. iGS is eligible to claim a tax holiday on the majority of its operating income through March 31, 2010. Taxable income for determining the income tax provision of iGS includes non operating income, such as interest income and capital gains income and operating income of one of its units for which tax holiday has expired. The tax holiday and foreign taxes have resulted in a benefit of $2.4 million for the three months ended March 31, 2008.

Other variations typically arise because certain expenses or benefits recorded to our financial statements are either limited or disallowed when calculating our income tax provision. Also, certain expenses such as meals and entertainment and executive compensation are limited for income tax purposes. Other expenses such as minority interest expense are not deductible at all. Losses in the current year will result in a set off of future taxable income. The impact of the limited or disallowed items and benefit of losses discussed above was $0.23 million.

Liquidity and Capital Resources

Cash from Operations

Cash provided by operations was $8.6 million for the three months ended March 31, 2009. Factors contributing to our cash provided by operations were income from operations of $5.0 million for the period and a decrease in accounts receivable and unbilled receivables of $3.5 million offset by a decrease of accrued and other liabilities of $2.4 million. During the period, significant non cash items totaled $2.6 million and included depreciation and amortization costs of $1.9 million and stock based compensation expense of $1.3 million, provision for doubtful debts of $0.2 million, and is offset by deferred income taxes of $ 0.8 million.

Cash provided by continuing operations was $8.4 million for the three months ended March 31, 2008. Factors contributing to our cash provided by operations were income from operations of $6.4 million; a decrease of prepaid and other current assets of $3.5 million and a decrease of deferred revenue of $1.1 million offset by an increase in accounts receivable of $6.6 million. Significant non-cash items during the three months ended March 31, 2008 totaled $3.8 million and included depreciation and amortization costs of $2.9 million and stock based compensation expense of $1.2 million, provision for doubtful debts of $0.4 million, minority interest of $0.3 million, deferred rent of $0.4 million and is offset by deferred income taxes of $1.4 million.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2009 was $16.3 million, as compared to cash used in investing activities of $35.5 million for the three months ended March 31, 2008.

Our capital expenditures were $2.4 million and $2.2 million for the three months ended March 31, 2009 and 2008, respectively.

We have increased our investment portfolios and other investments by $13.6 million and $9.8 million for the three month periods ended March 31, 2009 and 2008, respectively.

Financing Activities

Cash used by financing activities for the three months ended March 31, 2009 was $5.9 million, as compared to $0.4 million of cash provided for the three months ended March 31, 2008. Sources of cash related to stock option exercises including excess tax benefits were $0.1 million. Dividends paid amounted to $6.0 million.

Payments on secured financing for automobiles in India were $0.1 million and $0.1 million for the three months ending March 31, 2009 and 2008, respectively.

During the first quarter of the fiscal year, our Board of Directors approved the initiation of an annual cash dividend. Our Board of Directors authorized an annual cash dividend of $0.11 per share, which was paid on March 16, 2009 to stockholders of record at the close of business on February 28, 2009. The total amount of dividends paid was $6.0 million.

On May 21, 2008, our operating subsidiary, iGATE Global Solutions, entered into a loan agreement with Citibank N.A. that provided for a $6.5 million working capital line of credit. The loan is secured by way of a charge on all present and future receivables, investments, rights to or on moveable properties and moveable current assets. iGS does not have any amount outstanding under the line of credit and the agreement was not renewed.

The Company’s cash and short-term investments balance as of March 31, 2009 was $62.6 million. The Company believes that cash generated from operations and its current cash reserves are adequate to meet the Company’s reasonably foreseeable operating liquidity requirements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Factors

Market risk factors associated with our business are discussed in Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes from the market risk factors previously disclosed in the Company’s Form 10-K.

Effect of Hypothetical Currency Rate Fluctuations

Our primary net foreign currency exposure is the Rupee. The fair value of foreign exchange contracts is subject to changes in foreign currency exchange rates.

As of March 31, 2009, the potential gain or loss in the fair value of iGS outstanding foreign currency contracts assuming hypothetical 10%, 5%, 2% and 1% fluctuations in currency rates would be approximately:

	Valuation given X% decrease In Rupee / USD rate				Fair Value as of March 31, 2009	Valuation given X% increase in Rupee / USD rate
	(10%)	(5%)	(2%)	(1%)		1%	2%	5%	10%
Rupee to U.S. Rate	45.648	48.184	49.706	50.213	50.72	51.227	51.734	53.256	55.792
Derivative Instruments	$(2.7)	$(7.9)	$(11.0)	$(12.0)	$(11.4)	$(14.1)	$(15.2)	$(18.3)	$(23.5)

Seasonality

Our operations are generally not affected by seasonal fluctuations. However, our consultants’ billable hours are affected by national holidays and vacation policies, which vary by country and by operating company.

Economic Trends and Outlook

The United States, which accounts for a significant portion of our revenues and other countries around the world have been experiencing deteriorating economic conditions. There has been an erosion of global consumer confidence amidst concerns over declining asset values, deflation, energy costs, geopolitical issues, the availability and cost of credit, rising unemployment, and the stability and solvency of financial institutions, financial markets, businesses, rising protectionism and back lash against outsourcing. A prolonged period of economic decline could have a material adverse effect on our results of operations. Economic uncertainty also makes it difficult for us to make accurate forecasts of revenue, gross margin and expenses.

According to Gartner, the unprecedented decline of the global economy is impacting the IT Services industry with worldwide IT spending forecast to total $ 796 billion in 2009, a 1.7 % decline from 2008 revenue of nearly $ 810 billion.

Our revenue and gross margin depend significantly on general economic conditions and the demand for our services in the markets in which we compete. Economic weakness and delays or reductions in IT spending have resulted, and may result in the future, in decreased revenue, gross margin, earnings and growth rates.

The impact of deteriorating economic conditions on our customers could adversely affect our business. Customer financial difficulties have resulted, and could result in the future, in increases in bad debt write-offs and additions to reserves in our receivables portfolio. In particular, our exposure to certain industries currently experiencing severe financial difficulties, and certain financially troubled customers could have an adverse affect on our results of operations.

We believe that our business model is somewhat diversified, both geographically and operationally—we serve both IT and IT enabled solutions, and have opened centers in both Mexico and Australia. We believe our strategy of a Global delivery model positions us well to provide a greater breadth of services in catering to market needs and opportunities, even with substantial uncertainty in the current economic outlook.

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

The certification required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits 31.01 and 31.02, respectively, to this quarterly report on Form 10-Q.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use, or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2009. In making its assessment of internal control over financial reporting, management used the criteria described in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based upon this assessment, management has concluded and hereby reports that the Company’s internal control over financial reporting was effective as of March 31, 2009. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

Risk factors associated with our business are discussed in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of April 2009.

iGATE CORPORATION

April 30, 2009	/S/ PHANEESH MURTHY
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