Form 10-Q
period 2009-06-30
IGATE CORP
filed 2009-07-29
CIK 1024732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of June 30, 2009 was 54,424,905.

iGATE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2009

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

iGATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues	$46,831	$56,241	$91,640	$111,880
Cost of revenues (exclusive of depreciation and amortization)	28,943	36,402	57,662	71,677

Gross margin	17,888	19,839	33,978	40,203
Selling, general and administrative	8,852	10,329	17,438	22,270
Depreciation and amortization	1,867	2,424	3,770	5,340

Income from operations	7,169	7,086	12,770	12,593
Other (expense) income, net	(987)	919	(1,740)	2,229
Noncontrolling interest	—	(78)	—	(371)
Equity in income of affiliated companies	—	—	—	2

Income from continuing operations before income taxes	6,182	7,927	11,030	14,453
Income tax expense (benefit)	126	480	(27)	580

Income from continuing operations	6,056	7,447	11,057	13,873
Income from discontinued operations, net of taxes	—	961	—	1,943

Net income	$6,056	$8,408	$11,057	$15,816

Distributed earnings per share:
Common stock	$—	$—	$0.11	$—
Unvested restricted stock	—	—	0.11	—

Basic earnings per share from continuing operations
Common stock	$0.11	$0.14	$0.20	$0.25
Unvested restricted stock	0.11	0.14	0.20	0.25

Basic earnings per share from discontinued operations
Common stock	$—	$0.02	$—	$0.04
Unvested restricted stock	—	0.02	—	0.04

Diluted earnings per share from continuing operations	$0.11	$0.13	$0.20	$0.25

Diluted earnings per share from discontinued operations	$—	$0.02	$—	$0.04

See accompanying notes.

iGATE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	June 30, 2009 (Unaudited)	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$24,264	$30,878
Short-term investments	51,044	34,601
Accounts receivable, net	26,613	33,778
Unbilled revenues	9,715	6,787
Prepaid expenses and other current assets	3,641	4,184
Prepaid income taxes	3,191	3,300
Deferred tax assets	32	32
Receivable from Mastech Holdings Inc.	87	742

Total current assets	118,587	114,302

Deposits and other assets	4,276	3,986
Property and equipment, net	37,237	34,490
Deferred tax assets	5,194	5,016
Intangible assets, net	2,395	2,920
Goodwill	29,657	29,179

Total assets	$197,346	$189,893

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,033	$1,785
Accrued payroll and related costs	13,040	13,146
Accrued expenses	12,188	12,024
Deferred income taxes	199	471
Foreign exchange derivative contracts	5,001	7,468
Other current liabilities	3,602	3,874
Restructuring reserve	125	271
Deferred revenue	959	766

Total current liabilities	36,147	39,805
Other long-term liabilities	946	882
Foreign exchange derivative contracts, long term	186	3,134

Total liabilities	37,279	43,821

Shareholders’ equity:
Preferred shares, without par value: 20,000,000 shares authorized, 1 share held in treasury in 2009 and 2008	—	—
Common shares, par value $0.01 per share:
100,000,000 shares authorized, and 55,415,007 and 55,157,029 shares issued as of June 30, 2009 and December 31, 2008, respectively and 54,424,905 and 54,166,927 shares outstanding as of June 30, 2009 and December 31, 2008, respectively	554	551
Common shares held in treasury, at cost, 990,102 shares	(14,714)	(14,714)
Additional paid-in capital	176,118	173,198
Retained earnings	20,710	15,613
Accumulated other comprehensive loss	(22,601)	(28,576)

Total shareholders’ equity	160,067	146,072

Total liabilities and shareholders’ equity	$197,346	$189,893

See accompanying notes.

iGATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months ended June 30,
	2009	2008
Cash Flows From Operating Activities:
Net income	$11,057	$15,816
Less: Income from discontinued operations, net of taxes	—	1,943
Adjustments to reconcile net income to cash provided by continuing operations:
Depreciation and amortization	3,770	5,340
Stock based compensation	2,517	2,237
Realized gain on investments	(1,191)	(1,250)
Provision for doubtful debts	252	3
Deferred income taxes	(1,397)	(1,699)
Equity in income of affiliated companies	—	(2)
Gain on sale of fixed assets	(2)	(116)
Noncontrolling interest	—	371
Deferred rent	55	429
Working capital items:
Accounts receivable and unbilled receivable	4,823	(12,065)
Prepaid and other assets	1,264	585
Accounts payable	(937)	(978)
Accrued and other liabilities	(304)	8,295
Deferred revenue	189	(115)
Restructuring reserve	(271)	(701)

Net cash flows provided by operating activities—continuing operations	19,825	14,207
Net cash flows provided by operating activities—discontinued operations	—	8,986

Cash Flows From Investing Activities:
Additions to property and equipment	(5,195)	(5,109)
Purchases of investments	(35,017)	(29,307)
Sale of investments	20,135	19,617
Payments for lease deposits	(218)	(1,070)
Purchase of iGS stock and stock option settlement	(54)	(26,796)
Proceeds from sale of joint venture	—	905

Net cash flows used in investing activities—continuing operations	(20,349)	(41,760)
Net cash flows used in investing activities—discontinued operations	—	(776)

Cash Flows From Financing Activities:
Payments on capital leases	(84)	(129)
Dividends paid	(5,960)	—
Net proceeds from exercise of stock options	240	883
Tax benefits related to stock option exercises	165	77

Net cash flows (used in ) provided by financing activities—continuing operations	(5,639)	831

Effect of currency translation	(451)	(2,843)

Net change in cash and cash equivalents	(6,614)	(21,355)
Cash and cash equivalents, beginning of period of continuing operations	30,878	46,655
Cash and cash equivalents, beginning of period of discontinued operations	—	3,029
Cash and cash equivalents, end of the period of discontinued operations	—	8,764

Cash and cash equivalents, end of period	$24,264	$19,565

See accompanying notes

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009 AND 2008

(Amounts in thousands)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of iGATE Corporation (“iGATE” or the “Company”) have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included.

The accompanying balance sheet and financial information as of December 31, 2008 is derived from audited financial statements but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2008.

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

2. Discontinued Operations

On July 31, 2008, the Company completed the divestiture and sale of iGATE Clinical Research International Inc. and iGATE Clinical Research International Private Limited collectively “iCRI” for cash consideration of approximately $3.6 million which included a cash transfer of $0.7 million. This sale resulted in a gain of approximately $1.8 million.

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

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

JUNE 30, 2009 AND 2008

(Amounts in thousands)

Revenue billed by iGS to Mastech, which was an intercompany transaction prior to the spin-off and hence eliminated in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2008 amounting to $0.6 and $1.4 million, respectively, is reported within income from continuing operations. Related receivable to iGS from Mastech amounting to $0.2 million as of December 31, 2008 is reported on the condensed consolidated balance sheets. The financial information for the discontinued operations is shown below:

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Revenues	$25,380	$51,328
Income from discontinued operations before tax	1,235	2,272
Income tax expense	274	329

Income from discontinued operations, net of tax	$961	$1,943

3. Goodwill and Intangible Assets

The changes in the carrying value of goodwill for the six months ended June 2009 (in thousands):

Amount
Goodwill as of December 31, 2008	$29,179
Foreign currency translation effect	478

Goodwill as of June 30, 2009	$29,657

Intangible assets as at June 30, 2009 comprised of customer relationships of $8,945 less accumulated amortization of $6,550.

Amortization expenses related to identifiable intangible assets was $0.5 million and $0.8 million for the six months ended June 30, 2009 and 2008, respectively. Future estimated annual amortization is as follows (in thousands):

Amount
2009	$370
2010	741
2011	741
2012	543

$2,395

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

JUNE 30, 2009 AND 2008

(Amounts in thousands)

4. Income Taxes

The provision (benefit) for income taxes, as shown in the accompanying Condensed Consolidated Financial Statements, consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Current provision (benefit):
Federal	$—	$(231)	$—	$(198)
State	44	(193)	62	(183)
Foreign	999	1,233	1,445	2,505

Total current provision	1,043	809	1,507	2,124

Deferred provision (benefit):
Federal	—	100	(12)	2
State	—	192	(2)	176
Foreign	(917)	(621)	(1,520)	(1,722)

Total deferred benefit	(917)	(329)	(1,534)	(1,544)

Total provision (benefit) for income taxes	$126	$480	$(27)	$580

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes were as follows:

	Three Months Ended June 30, 2009		Three Months Ended June 30, 2008
Income taxes computed at the federal statutory rate	$2,102	34.0%	$2,774	35.0%
State income taxes, net of federal tax benefit	29	0.5	—	—
Benefit for untaxed foreign income, subject to tax holiday	(1,984)	(32.1)	(1,806)	(22.8)
Foreign taxes at other than U.S. statutory rate	(205)	(3.3)	(410)	(5.2)
Noncontrolling interest	—	—	80	1.0
Amortization of acquired intangibles	—	—	94	1.2
Tax benefit on losses	170	2.7	52	0.7
Other—net	14	0.2	(304)	(3.8)

	$126	2.0%	$480	6.1%

	Six Months Ended June 30, 2009		Six Months Ended June 30, 2008
Income taxes computed at the federal statutory rate	$3,750	34.0%	$5,058	35.0%
State income taxes, net of federal tax benefit	40	0.4	(4)	(0.0)
Benefit for untaxed foreign income, subject to tax holiday	(4,222)	(38.3)	(3,901)	(27.0)
Foreign taxes at other than U.S. statutory rate	(19)	(0.2)	(726)	(5.0)
Noncontrolling interest	—	—	130	0.9
Amortization of acquired intangibles	—	—	168	1.2
Tax benefit on losses	417	3.8	350	2.4
Other—net	7	0.1	(495)	(3.4)

	$(27)	(0.2)%	$580	4.1%

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

JUNE 30, 2009 AND 2008

(Amounts in thousands)

Under the Indian Income Tax Act, 1961, iGS is eligible to claim a tax holiday for ten consecutive assessment years on profits derived from the export of software services from divisions registered under the Software Technology Parks at Bangalore, Chennai, Hyderabad and Noida. On certain of the units, the benefits of the holiday expired in 2005. Additionally, the tax holiday for one of the units in Chennai expired effective April 1, 2008. Non-operating income, such as interest income and capital gains income along with operating income to the extent of expiry of tax holiday, is not included in the tax holiday and has been considered as part of our income tax provisions.

iGS has set up two units under the Special Economic Zones (“SEZ”) at Chennai and Hyderabad which commenced operations during this quarter. Under the Indian Income Tax Act, 1961, iGS is eligible to claim income tax holiday of 100% for the initial five consecutive assessment years followed by 50% for the subsequent ten consecutive assessment years on the profits derived from the export of software services from the divisions registered under the SEZ at Chennai and Hyderabad.

5. Earnings Per Share

The Company computes earnings per share in accordance with SFAS No. 128, ”Earnings per share”, and FASB Staff Position (FSP) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. Basic earnings per share for the two classes of stock (common stock and unvested restricted stock) is calculated by dividing net income by the weighted average number of shares of common stock and unvested restricted stock outstanding. Diluted earnings per share is computed using the weighted average number of common stock and unvested restricted stock plus the potentially dilutive effect of common stock equivalents.

Earnings per share for the common stock and unvested restricted stock under the two class method is presented below (dollars in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income from continuing operations	$6,056	$7,447	$11,057	$13,873
Net income from discontinued operations	—	961	—	1,943

Net income	$6,056	$8,408	$11,057	$15,816
Less: Dividends paid on
Common stock	—	—	5,894	—
Unvested restricted stock	—	—	66	—

			5,960
Undistributed Income	$6,056	$8,408	$5,097	$15,816

Basic and diluted allocation of undistributed income :
Common stock	$5,989	$8,276	$5,040	$15,568
Unvested restricted stock	67	132	57	248

	$6,056	$8,408	$5,097	$15,816

Weighted average shares outstanding:
Common stock	54,264	53,774	54,224	53,717
Unvested restricted stock	611	857	611	857

	54,875	54,631	54,835	54,574

Weighted average common stock outstanding	54,264	53,774	54,224	53,717
Dilutive effect of stock options outstanding	1,175	1,585	1,066	1,537

Dilutive weighted average shares outstanding	55,439	55,359	55,290	55,254

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

JUNE 30, 2009 AND 2008

(Amounts in thousands)

Distributed earnings per share have been restricted to the amount of net income for the quarter ended March 31, 2009. In respect of the six months ended June 30, 2009, there was no such restriction on the distributed earnings per share.

6. Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income	$6,056	$8,408	$11,057	$15,816
Unrealized gain on investments	(1)	103	(616)	190
Unrecognized actuarial gain on pension liability	(126)	—	(120)	—
Change in fair value of cash flow hedges	4,756	(6,492)	4,553	(8,547)
Foreign currency translation	7,890	(9,051)	2,158	(11,000)

Comprehensive income (loss)	$18,575	$(7,032)	$17,032	$(3,541)

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

The Company enters into forward foreign exchange contracts to mitigate the risk of changes in foreign exchange rates on inter-company transactions and forecasted transactions denominated in foreign currencies. Contracts are designated as cash flow hedges if they satisfy the criteria for hedge accounting under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” . The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of the gain or loss of hedging instruments are recognized in the earnings of each period and are included in other income (expense), net.

The Company documents all relationships between hedging instruments including the risk management objectives and strategy for each hedge transaction. In addition, formal assessment is done for effectiveness testing both at the inception of the hedge and on a quarterly basis. If it is determined that a derivative or a portion thereof is not highly effective as a hedge, or if a derivative ceases to be a highly effective hedge, the Company will prospectively discontinue hedge accounting with respect to that derivative.

In all situations in which hedge accounting is discontinued and the derivative is retained, the derivative is continued to be carried at its fair value on the balance sheet and any subsequent change in its fair value is recognized in the consolidated statement of income.

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

JUNE 30, 2009 AND 2008

(Amounts in thousands)

The following table presents information related to foreign currency contracts held:

OUTSTANDING HEDGE TRANSACTIONS ON JUNE 30, 2009 (in thousands)

	Maturity Date Ranges	Strike Price At Rupee Rate Ranges	Amount	Net Unrealized Gains (Losses) June 30, 2009
FORWARD CONTRACTS USD
From:	31-Jul-09	42.40
To:	30-Apr-10	47.98
Subtotal			$2,000	$(74)

CURRENCY OPTION CONTRACTS USD
From:	31-Jul-09	40.02
To:	30-Jun-11	52.36
Subtotal			63,600	(5,659)

FORWARD CONTRACTS CAD
From:	31-Jul-09	40.81
To:	29-Sep-09	43.29
Subtotal			4,338	79

				$(5,654)

The forward contracts as of June 30, 2009 will all mature by April 30, 2010. As each contract matures, USDs and CADs are sold at each contracted strike price and equivalent Indian Rupees received. The outstanding contracts meet the qualifying criteria to receive hedge accounting and have been deemed to be effective. As a result, the Company has recorded other comprehensive gain of $0.05 million and other comprehensive loss of $0.91 million for the quarter ended June 30, 2009 and 2008, respectively.

The option contracts as of June 30, 2009 will all mature by June 30, 2011. As each contract matures, the Company will sell USDs at each contracted strike price depending upon prevailing Rupee exchange rates. The outstanding contracts meet the qualifying criteria to receive hedge accounting and have been deemed to be effective. As a result, the Company has recorded other comprehensive loss of $5.7 million and $6.17 million for the quarter ended June 30, 2009 and 2008, respectively.

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

JUNE 30, 2009 AND 2008

(Amounts in thousands)

The effect of Derivative Instruments on the Condensed Consolidated Statements of Income for the six months ended June 30, 2009 (in thousands):

Derivatives in FAS 133 Cash Flow Hedging Relationships	Amount of Gain/(Loss) recognized in OCI on Derivative	Location of Gain/(Loss) reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) reclassified from Accumulated OCI into Income	Location of Gain/ (Loss) reclassified in Income on Derivative	Amount of Gain /(Loss) Reclassified from Accumulated OCI into Income
	(Effective Portion) June 30, 2009	(Effective Portion) June 30, 2009		(Ineffective Portion and amount excluded from effectiveness testing) June 30, 2009
Foreign Exchange Contracts	$(5,654)	Other Income/ (expenses)	$(4,730)	Other Income/(expenses)	—

Information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheets (in thousands):

	June 30, 2009
	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under FAS 133
Foreign Exchange Contracts	Current Liabilities	$5,420
Foreign Exchange Contracts	Long term Liabilities	234

Total Derivatives designated as hedging instruments under FAS 133		$5,654

8. Fair Value Measurements

SFAS No. 157, “Fair Value Measurements”, establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1 — Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 — Includes other inputs that are directly or indirectly observable in the marketplace.

Level 3 — Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. In accordance with SFAS 157, the Company measures cash equivalents, short term investments and foreign currency derivative contracts at fair value. Cash equivalents and short term investments are primarily classified within Level 1 or Level 2. This is because the cash equivalents and short term investments are valued primarily using quoted market prices or alternative pricing sources and models utilizing market observable inputs. The foreign currency derivative contracts are classified

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

JUNE 30, 2009 AND 2008

(Amounts in thousands)

within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments in active markets. Assets and liabilities measured at fair value are summarized below:

Description	June 30, 2009	Fair value measurement at reporting date using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Short term investments:
Money market mutual funds	$46,245	$46,245	—	—

Total assets	$46,245	$46,245	—	—

Liabilities
Other current liabilities
Foreign currency derivative contracts	$5,420	—	$5,420	—

Long term liabilities
Foreign currency derivative contracts	234	—	234	—

Total liabilities	$5,654	—	$5,654	—

In February 2008, the FASB issued FASB Staff Position 157-2, “Effective Date of FAS 157” (“FSP FAS 157-2”). This FSP FAS 157-2 deferred the effective date of FAS 157 for non-financial assets and liabilities that are not on a recurring basis recognized or disclosed at fair value in the financial statements, to fiscal years and interim periods beginning after November 15, 2008. The Company has adopted FSP FAS 157-2 for non-financial assets and liabilities measured at fair value on a non-recurring basis at January 1, 2009 and will continue to apply its provisions prospectively. In April 2009, the FASB issued FASB Staff Position 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 amends FASB Statement No. 157, Fair Value Measurements to provide additional guidance on estimating fair value when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. The FSP also provides additional guidance on circumstances that may indicate that a transaction is not orderly. FSP FAS 157-4 supersedes FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. The application of FSP FAS 157-2 and FSP FAS 157-4 did not have a significant impact on earnings or the financial position for the six months ended June 30, 2009.

9. Employee Benefits

Defined Contribution Plan

The Company’s eligible employees in India participate in the Employees’ Provident Fund (the “Provident Fund”), which is a defined contribution plan. The employee and the Company make monthly contributions of a specified percentage of salary to the Provident Fund, which is administered by the prescribed authority in India. The aggregate contributions along with interest thereon are paid at retirement, death, incapacitation or termination of employment. The Company’s contribution to the Provident Fund for the three months ended June 30, 2009 and 2008 was $0.4 million and $0.5 million, respectively. The Company’s contribution for the six months ended June 30, 2009 and 2008 was $0.9 million and $1.0 million, respectively.

401(k) Plan

Eligible United States employees of the Company participate in an employee retirement savings plan (“the Plan”) under Section 401(k) of the United States Internal Revenue Code. The Plan allows for employees to defer a portion of their annual earnings on a pre-tax basis through voluntary contributions to the Plan. The Plan does not provide for any Company matching.

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

JUNE 30, 2009 AND 2008

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net periodic plan cost
Service cost	$413	$400	$588	$455
Interest cost	40	36	62	62
Expected return on plan asset	(53)	(26)	(76)	(42)
Recognized net actuarial (gain) loss	2	(40)	1	(80)

Net periodic plan cost for the period	$402	$370	$575	$395

10. Share-based compensation

During the three and six months ended June 30, 2009, the Company granted zero and 6,000 stock options, respectively and zero and 60,750 restricted stock awards, respectively. During the three and six months ended June 30, 2008, the Company granted zero and 22,656 stock options, respectively, and 409,010 and 509,010 restricted stock awards, respectively.

The dividends paid on unvested restricted stock awards are charged to compensation cost. For the three and six months ended June 30, 2009, the Company recorded $0.07 million as compensation cost for dividends paid on shares of unvested restricted stock.

Share-based compensation expense recorded in income from operations during the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Share-based compensation recorded in
—Cost of revenues	$512	$506	$1,118	$975
—Selling, general and administrative expense	698	542	1,473	1,262

Total share-based compensation expense	$1,210	$1,048	$2,591	$2,237

The share-based compensation expense recorded in income from discontinued operations during the three and six months ended June 30, 2008 was $89 and $76, respectively.

During the six months ended June 30, 2009 and 2008, the Company issued 0.3 million and 0.2 million shares, respectively upon exercise of stock options.

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

JUNE 30, 2009 AND 2008

(Amounts in thousands)

11. Other (expense) income, net

Components of other (expenses) income recorded in operations for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Investment income	$915	$569	$1,826	$1,152
Interest expense	(16)	(22)	(33)	(43)
Foreign exchange (loss) gain, net	(2,001)	390	(3,778)	1,034
Other	115	(18)	245	86

Other (expense) income, net	$(987)	$919	$(1,740)	$2,229

12. Concentration of revenues

The following is a concentration of iGATE revenues greater than 10% by customer for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Royal Bank of Canada	26%	18%	24%	18%
General Electric Company	24%	25%	24%	24%

13. Credit facility

On May 4, 2009, iGS terminated the loan agreement dated May 21, 2008 between Citibank N.A. and the Company. The loan agreement had provided for a $6.5 million working capital line of credit.

14. Commitments

Capital commitments

As of June 30, 2009, the Company has open purchase orders totaling $ 6.7 million to purchase property and equipment.

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

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

JUNE 30, 2009 AND 2008

(Amounts in thousands)

15. Restructuring Charges

During 2007, the Company restructured its operations in the Shared Services segment to improve efficiencies as a result of certain management and organizational changes. The total estimated restructuring costs was $0.8 million primarily related to severance and related costs. Of the $0.11 million accrued liability as of December 31, 2008, the Company paid $ 0.11 million during the six months ended June 30, 2009 and the balance outstanding as of June 30, 2009 is nil.

In 2004, the Company restructured its United Kingdom operations as a result of organizational changes. The total restructuring costs were $2.8 million (net of recoveries) primarily relating to the early exit costs of a premises lease and the write off of leasehold improvements. Of the $0.16 million accrued liability as of December 31, 2008, the Company paid $0.03 million during the six months ended June 30, 2009 and the balance of $0.13 million is outstanding as of June 30, 2009.

16. Subsequent Events

On July 6, 2009, the Finance Minister of India presented the 2009 Finance Bill (“Bill”). The key tax measures proposed under the Bill included withdrawal of fringe benefit tax on companies, extension of tax holidays by one year and increase of the Minimum Alternative Tax (MAT) from the existing 10% to 15% of book profits. The Bill would be an Act once it is adopted in the parliament, expected to be in September 2009.

The Company has evaluated subsequent events through the date of filing the financial statements which is July 29, 2009, and no events, other than what has been disclosed above, has occurred from the balance sheet date through that date that would impact the consolidated financial statements.

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

iGATE has offshore development centers (“ODCs”) located in Bangalore, Hyderabad, Chennai and Noida in India. iGATE has global development centers (“GDCs”) located in Canada, Malaysia, Mexico and the U.S. The centers can deliver both near shore (work performed primarily at the client site) and offshore services, dependent upon customer location and expectations. iGATE operates in India, Canada, the U.S., Europe, Mexico, Singapore, Malaysia, Japan and Australia.

A majority of our clients have headquarters in North America and operate internationally. iGATE has 6,430 employees as of June 30, 2009.

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

iGATE services customers in a wide range of industries. Our largest customer is Royal Bank of Canada which accounted for approximately 26% and 24% of revenues for the three and six months ended June 30, 2009, respectively. For the three and six months ended June 30, 2008, the corresponding figures are 18%. Our second largest customer, General Electric Company (“GE”), accounted for approximately 24% of revenues for the three and six months ended June 30, 2009. For the three and six months ended June 30, 2008, the corresponding figures are 25% and 24%, respectively. iGATE is a Global Preferred Partner of GE. Our Global Preferred Partnership status extends through the end of 2009.

Reportable Financial Segments

The Company’s reportable segments through June 30, 2008 were iGATE Solutions (“iGS”), iGATE Professional Services (“iPS”) and iGATE Shared Services (“iSS”). The iGS segment’s service offerings include IT and IT enabled operations offshore outsourcing solutions and services to large and medium-sized organizations. The iPS segment’s offerings included a variety of client-managed and supervised IT staffing service offerings. This segment’s services are offered principally in the United States of America. The iSS segment’s offerings included the operations of the clinical research business (i.e. iGATE Clinical Research International Inc. and iGATE Clinical Research International Private Limited collectively “iCRI”) and the corporate shared service division of the Company.

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

Results of Operations from Operations for the Three Months Ended June 30, 2009 as Compared to the Three Months Ended June 30, 2008:

Revenues for the three months ended June 30, 2009 were $46.8 million, a decrease of $9.4 million, or 16.7%, as compared to $56.2 million for the three months ended June 30, 2008. Our revenue decrease for the periods presented is directly attributable to a combination of reduced customer demand, pricing pressure, volatility in currency markets, and customer insolvencies. The top 10 customers accounted for 80% and 70% of the revenue for the three months ended June 30, 2009 and June 30, 2008, respectively.

The gross margin as a percentage of sales (“gross margin percentage”) was 38.2% for the three months ended June 30, 2009, as compared to 35.3% for the three months ended June 30, 2008. The increase in gross margin percentage was primarily on account of increase in utilization rates and strengthening of the U.S. Dollar against other currencies.

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

S,G&A costs for the three months ended June 30, 2009 were $8.9 million or 18.9% of revenues, as compared to $10.3 million or 18.4% of revenues for the three months ended June 30, 2008. Our net employee cost decreased by $2.0 million for the three months ended June 30, 2009, as compared to three months ended June 30, 2008, mainly due to a decrease in variable pay, reduction of support headcount from 525 to 483, recruitment, travel and related costs. Our net corporate cost increased by $0.1 million for the three months ended June 30, 2009 due to increase in provision for doubtful debts and legal costs, offset by the decrease in marketing, accounting, insurance and administrative charges. Our net facilities costs increased by $0.4 million for the three months ended June 30, 2009, mainly due to increase in rental and communication related expenses. The decrease in S,G&A cost includes a favorable impact of strengthening of the U.S. Dollar against other currencies amounting to $0.9 million.

Depreciation and amortization costs for the three months ended June 30, 2009 were $1.9 million or 4.0% of revenues, as compared to $2.4 million or 4.3% of revenues for the three months ended June 30, 2008.

Operating income was 15.3% of revenue for the three months ended June 30, 2009 and 12.6% of revenue for the three months ended June 30, 2008. This increase was due primarily to the decrease in S,G&A costs and increased gross margin.

Other (Expense) Income Components

Other (expense) income, net for the three months ended June 30, 2009, totaled $ (1.0) million, compared to $0.9 million for the three months ended June 30, 2008.

During the three months ended June 30, 2009, our net investment income totaled $0.9 million as compared to $0.6 million for the three months ended June 30, 2008. The increase was due to an increase in cash and cash equivalents from $19.6 million in June 30, 2008 to $24.3 million in June 30, 2009 and a consequential increase in investable funds. The increase in cash was mainly due to the cash flow from operating activity which offset the payment of our first annual dividend and investment in new properties. For the three months ended June 30, 2009, we recognized $2.0 million of foreign currency loss in our income statement as compared to a gain of $0.4 million for the three months ended June 30, 2008. These are primarily due to loss on settlement of foreign currency derivative contracts amounting to $2.5 million, offset by $0.5 million gain on account of remeasurement of foreign currency monetary items. As of June 30, 2009, all the outstanding forward contracts met the qualifying criteria to apply hedge accounting.

Income Taxes

Federal income taxes, calculated at the U.S. statutory rate, totaled $2.1 million and $2.8 million for the three months ended June 30, 2009 and 2008, respectively. State income taxes, which totaled $0.03 million and $nil for the three months ended June 30, 2009 and 2008, respectively, were calculated using a blended statutory rate, and are net of federal income tax benefit. Our income tax provision was $0.13 million at an effective rate of 2.0% for the three months ended June 30, 2009. Our income tax provision was $0.48 million at an effective rate of 6.1% for the three months ended June 30, 2008.

Several items caused variations from our statutory tax provision. iGS is eligible to claim a tax holiday on the majority of its operating income through March 31, 2010. Taxable income for determining the income tax provision of iGS includes non operating income, such as interest income and capital gains income and operating income of one of its units for which the tax holiday has expired. The tax holiday and foreign taxes have resulted in a benefit of $2.2 million and $2.2 million for the three months ended June 30, 2009 and 2008, respectively.

Other variations typically arise because certain expenses or benefits recorded in our financial statements are either limited or disallowed when calculating our income tax provision. Certain expenses such as meals and entertainment and executive compensation are limited for income tax purposes. Losses in the current year will result in a set off of future taxable income. The impact of the limited or disallowed items and benefit of losses discussed above was $0.18 million and ($0.08) million for the three months ended June 30, 2009 and 2008, respectively.

Results of Operations from Operations for the Six Months Ended June 30, 2009 as Compared to the Six Months Ended June 30, 2008:

Revenues for the six months ended June 30, 2009 were $91.6 million, a decrease of $20.2 million, or 18.1%, as compared to $111.9 million for the six months ended June 30, 2008. Our revenue decrease for the period presented is directly attributable to a combination of reduced customer demand, pricing pressure, volatility in currency markets, and customer insolvencies. The top 10 customers accounted for 80% and 68% of the revenue for the six months ended June 30, 2009 and June 30, 2008, respectively.

The gross margin as a percentage of sales (“gross margin percentage”) was 37.1% for the six months ended June 30, 2009, as compared to 35.9% for the six months ended June 30, 2008. The increase in gross margin percentage was primarily on account of increase in utilization rate and strengthening of the U.S. Dollar against other currencies.

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

S,G&A costs for the six months ended June 30, 2009 were $17.4 million or 19.0% of revenues, as compared to $22.3 million or 19.9% of revenues for the six months ended June 30, 2008. Our net employee cost decreased by $4.4 million for the six months ended June 30, 2009, as compared to six months ended June 30, 2008, mainly due to decrease in variable pay, reduction of support headcount from 527 to 482, recruitment, travel and related costs. Our net corporate cost was lower by $0.5 million for the six months ended June 30, 2009 due to decrease in marketing, legal, accounting and administrative charges offset by increase in provision for doubtful debts. Our net facilities costs increased by $0.1 million for the six months ended June 30, 2009. The decrease in S,G&A cost includes favorable impact of strengthening of U.S. Dollar against other currencies amounting to $2.4 million.

Depreciation and amortization costs for the six months ended June 30, 2009 were $3.8 million or 4.1% of revenues, as compared to $5.3 million or 4.8% of revenues for the six months ended June 30, 2008.

Operating income was 13.9% of revenue for the six months ended June 30, 2009 and 11.3% of revenue for the six months ended June 30, 2008. This increase was due primarily to the decrease in S,G&A costs and increased gross margin.

Other (Expense) Income Components

Other (expense) income, net for the six months ended June 30, 2009, totaled $(1.7) million, compared to $2.2 million for the six months ended June 30, 2008.

During the six months ended June 30, 2009, our net investment income totaled $1.8 million as compared to $1.2 million for the six months ended June 30, 2008. The increase was due to an increase in cash and cash equivalents from $19.6 million in June 30, 2008 to $24.3 million in June 30, 2009 and a consequential increase in investable funds. The increase in cash was mainly due to the cash flow from operating activity which offsets the payment of dividend and investment in new properties. For the six months ended June 30, 2009, we recognized a $3.8 million of foreign currency loss in our income statement as compared to a gain of $1.0 million for the six months ended June 30, 2008. These are primarily due to loss on settlement of foreign currency derivative contracts amounting to $4.7 million, offset by $0.9 million gain on account of remeasurement of foreign currency monetary items. As of June 30, 2009 all the outstanding forward contracts met the qualifying criteria to apply hedge accounting.

Income Taxes

Federal income taxes, calculated at the U.S. statutory rate, totaled $3.8 million and $5.06 million for the six months ended June 30, 2009 and 2008, respectively. State income taxes, which totaled $0.04 million and $nil for the six months ended June 30, 2009 and 2008, respectively, were calculated using a blended statutory rate, and are net of federal income tax benefits. We had an income tax benefit of $0.03 million at an effective rate of 0.2% for the six months ended June 30, 2009. Our income tax provision was $0.58 million at an effective rate of 4.0% for the six months ended June 30, 2008.

Several items caused variations from our statutory tax provision. iGS is eligible to claim a tax holiday on the majority of its operating income through March 31, 2010. Taxable income for determining the income tax provision of iGS includes non operating income, such as interest income and capital gains income and operating income of one of its units for which the tax holiday has expired. The tax holiday and foreign taxes have resulted in a benefit of $4.2 million and $4.6 million for the six months ended June 30, 2009 and 2008, respectively.

Other variations typically arise because certain expenses or benefits recorded in our financial statements are either limited or disallowed when calculating our income tax provision. Certain expenses such as meals and entertainment and executive compensation are limited for income tax purposes. Losses in the current year will result in a set off of future taxable income. The impact of the limited or disallowed items and benefit of losses discussed above was $0.42 million and ($0.15) million for the six months ended June 30, 2009 and 2008, respectively.

Liquidity and Capital Resources

Cash from Operations

Cash provided by operations was $19.8 million for the six months ended June 30, 2009. Factors contributing to our cash provided by operations were income from operations of $11.1 million for the period and a decrease in accounts receivable and unbilled receivables of $4.8 million and a decrease of prepaid and other assets of $1.3 million, offset by a decrease of accounts payable by $0.9 million and a decrease of accrued and other liabilities of $0.3 million. During the period, significant non-cash items totaled $5.2 million and included depreciation and amortization costs of $3.8 million, stock based compensation expense of $2.5 million, provision for doubtful debts of $0.3 million, offset by deferred income taxes of $1.4 million.

Cash provided by continuing operations was $14.2 million for the six months ended June 30, 2008. Factors contributing to our cash provided by operations were income from operations of $13.9 million; a decrease of prepaid and other assets of $0.6 million and an increase of accrued and other current liabilities of $8.3 million offset by an increase in accounts receivable and unbilled receivables of $12.1 million, decrease of accounts payable of $1.0 million and restructuring reserve of $0.7 million. Significant non-cash items during the six months ended June 30, 2008 totaled $6.7 million and included depreciation and amortization costs of $5.3 million, stock based compensation expense of $2.2 million, noncontrolling interest of $0.4 million, deferred rent of $0.4 million, offset by deferred income taxes of $1.7 million.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2009 was $20.3 million, as compared to cash used in investing activities of $41.8 million for the six months ended June 30, 2008.

Our capital expenditures were $5.2 million and $5.1 million for the six months ended June 30, 2009 and 2008, respectively and the payment towards purchase of iGS stock was $26.8 million for the six months ended June 30, 2008.

We have increased our investment portfolios and other investments by $16.4 million and $8.4 million for the six month periods ended June 30, 2009 and 2008, respectively.

Financing Activities

Cash used by financing activities for the six months ended June 30, 2009 was $5.6 million, as compared to $0.8 million of cash provided for the six months ended June 30, 2008. Sources of cash related to stock option exercises including excess tax benefits were $0.4 million. Dividends paid amounted to $6.0 million.

Payments on secured financing for automobiles in India were $0.1 million and $0.1 million for the six months ending June 30, 2009 and 2008, respectively.

During the first quarter of the fiscal year, our Board of Directors approved the initiation of an annual cash dividend. Our Board of Directors authorized an annual cash dividend of $0.11 per share, which was paid on March 16, 2009 to stockholders of record at the close of business on February 28, 2009. The total amount of dividends paid was $6.0 million.

On May 21, 2008, our operating subsidiary, iGATE Global Solutions, entered into a loan agreement with Citibank N.A. that provided for a $6.5 million working capital line of credit. The loan was secured by way of a charge on all present and future receivables, investments, rights to or on moveable properties and moveable current assets. On May 4, 2009 iGS terminated the loan agreement.

The Company’s cash and cash equivalents as of June 30, 2009 was $24.3 million. The Company believes that cash generated from operations and its current cash reserves are adequate to meet the Company’s reasonably foreseeable operating liquidity requirements.

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

As of June 30, 2009, the potential gain or loss in the fair value of iGS outstanding foreign currency contracts assuming hypothetical 10%, 5%, 2% and 1% fluctuations in currency rates would be approximately:

	Valuation given X% decrease In Rupee / USD rate				Fair Value as of June 30, 2009	Valuation given X% increase in Rupee / USD rate
	(10%)	(5%)	(2%)	(1%)		1%	2%	5%	10%
Rupee to U.S. Rate	43.115	45.510	46.947	47.426	47.905	48.394	48.863	50.300	52.696
Derivative Instruments	$3.7	$(1.2)	$(4.1)	$(5.1)	$(5.7)	$(7.0)	$(8.0)	$(10.9)	$(15.7)

Seasonality

Our operations are generally not affected by seasonal fluctuations. However, our consultants’ billable hours are affected by national holidays and vacation policies, which vary by country and by operating company.

Economic Trends and Outlook

The United States, which accounts for a significant portion of our revenues, and other countries around the world have been experiencing deteriorating economic conditions. There has been an erosion of global consumer confidence amidst concerns over declining asset values, deflation, energy costs, geopolitical issues, the availability and cost of credit, rising unemployment, and the stability and solvency of financial institutions, financial markets, businesses, rising protectionism and back lash against outsourcing. A prolonged period of economic decline could have a material adverse effect on our results of operations. Economic uncertainty also makes it difficult for us to make accurate forecasts of revenue, gross margin and expenses.

According to Gartner Inc., an IT research and advisory company, the unprecedented decline of the global economy is impacting the IT Services industry with worldwide IT spending forecast to total $761 billion in 2009, a 5.6 % decline from 2008 revenue of nearly $810 billion.

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

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use, or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009. In making its assessment of internal control over financial reporting, management used the criteria described in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based upon this assessment, management has concluded and hereby reports that the Company’s internal control over financial reporting was effective as of June 30, 2009. There were no changes in our internal control over financial reporting during the six months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

Risk factors associated with our business are discussed in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 21, 2009, the Company held its Annual Meeting of Shareholders. The Company’s common shareholders re-elected Mr. Michel Berty and Mr. J. Gordon Garrett as Class A Directors to three (3) year terms expiring in 2012.

Nominee	For	Withheld
Michel Berty	51,615,865	766,954
J. Gordon Garrett	49,991,903	2,390,916

The following Directors’ terms continued after the 2009 Annual Meeting of Shareholders:

Class C Directors (whose terms continue until 2011): Sunil Wadhwani and Goran Lindahl.

Class B Directors (whose terms continue until 2010): Ashok Trivedi, Edward Yourdon and Phaneesh Murthy.

54,185,393 common shares were outstanding on February 9, 2009, the record date and the holders of 52,382,819 or 96.67% common shares voted in person or by proxy, constituting a quorum.

ITEM 5.	OTHER INFORMATION

On June 24, 2009, Edward Yourdon and Michel Berty resigned from the Board. On July 6, 2009, Martin McGuinn was appointed as a Class A Director to a three (3) year term expiring in 2012.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of July 2009.

iGATE CORPORATION

July 29, 2009	/S/ PHANEESH MURTHY
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