Form 10-Q
period 2009-09-30
IGATE CORP
filed 2009-10-29
CIK 1024732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of September 30, 2009 was 54,840,932.

iGATE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2009

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

iGATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues	$49,055	$55,418	$140,695	$167,298
Cost of revenues (exclusive of depreciation and amortization)	28,897	34,143	86,559	105,820

Gross margin	20,158	21,275	54,136	61,478
Selling, general and administrative	9,197	11,659	26,635	33,929
Depreciation and amortization	1,837	2,168	5,607	7,508

Income from operations	9,124	7,448	21,894	20,041
Other income (expense), net	38	968	(1,702)	3,198
Equity in income of affiliated companies	—	—	—	2

Income from continuing operations before income taxes	9,162	8,416	20,192	23,241
Income tax expense (benefit)	278	(40)	251	541

Income from continuing operations before noncontrolling interest	8,884	8,456	19,941	22,700
Noncontrolling interest	—	—	—	(371)

Income from continuing operations	8,884	8,456	19,941	22,329
(Loss) income from discontinued operations, net of taxes	—	(162)	—	1,781

Net income	$8,884	$8,294	$19,941	$24,110

Distributed earnings per share:
Common stock	$—	$—	$0.11	$—
Unvested restricted stock	—	—	0.11	—

Basic earnings per share from continuing operations
Common stock	$0.16	$0.15	$0.36	$0.42
Unvested restricted stock	0.16	0.15	0.36	0.42

Basic earnings per share from discontinued operations
Common stock	$—	$—	$—	$0.03
Unvested restricted stock	—	—	—	0.03

Diluted earnings per share from continuing operations	$0.16	$0.15	$0.36	$0.40
Diluted earnings per share from discontinued operations	$—	$—	$—	$0.03

See accompanying notes.

iGATE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	September 30, 2009 (Unaudited)	December 31, 2008
ASSETS

Current assets:
Cash and cash equivalents	$29,649	$30,878
Short-term investments	54,871	34,601
Accounts receivable, net	26,642	33,778
Unbilled revenues	8,362	6,787
Prepaid expenses and other current assets	4,292	4,184
Prepaid income taxes	4,120	3,300
Deferred tax assets	57	32
Receivable from Mastech Holdings Inc.	82	742

Total current assets	128,075	114,302

Deposits and other assets	4,180	3,986
Property and equipment, net	39,425	34,490
Deferred tax assets	6,948	5,016
Intangible assets, net	2,200	2,920
Goodwill	29,537	29,179

Total assets	$210,365	$189,893

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,352	$1,785
Accrued payroll and related costs	14,196	13,146
Accrued expenses	12,744	12,024
Deferred income taxes	307	471
Foreign exchange derivative contracts	3,898	7,468
Other current liabilities	3,402	3,874
Restructuring reserve	100	271
Deferred revenue	1,375	766

Total current liabilities	37,374	39,805
Other long-term liabilities	992	882
Foreign exchange derivative contracts, long term	59	3,134

Total liabilities	38,425	43,821

Shareholders’ equity:
Preferred shares, without par value: 20,000,000 shares authorized, 1 share held in treasury in 2009 and 2008	—	—
Common shares, par value $0.01 per share:
100,000,000 shares authorized, and 55,831,034 and 55,157,029 shares issued as of September 30, 2009 and December 31, 2008, respectively and 54,840,932 and 54,166,927 shares outstanding as of September 30, 2009 and December 31, 2008, respectively	558	551
Common shares held in treasury, at cost, 990,102 shares	(14,714)	(14,714)
Additional paid-in capital	178,683	173,198
Retained earnings	29,594	15,613
Accumulated other comprehensive loss	(22,181)	(28,576)

Total shareholders’ equity	171,940	146,072

Total liabilities and shareholders’ equity	$210,365	$189,893

See accompanying notes.

iGATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months ended September 30,
	2009	2008
Cash Flows From Operating Activities:
Net income	$19,941	$24,110
Less: Income from discontinued operations, net of taxes	—	1,781
Adjustments to reconcile net income to cash provided by continuing operations:
Depreciation and amortization	5,607	7,508
Stock based compensation	3,963	3,443
Receipts from termination of land sale contract	—	(1,148)
Realized gain on investments	(1,803)	(1,805)
Provision for doubtful debts	255	334
Deferred income taxes	(3,083)	(2,869)
Equity in income of affiliated companies	—	(2)
Gain on sale of fixed assets	(2)	(105)
Deferred rent	108	451
Unrealized loss on derivative instruments	—	740
Working capital items:
Accounts receivable and unbilled receivable	6,601	(14,745)
Prepaid and other assets	613	3,945
Accounts payable	(249)	(831)
Accrued and other liabilities	(523)	15,356
Deferred revenue	566	223
Restructuring reserve	(171)	(615)

Net cash flows provided by operating activities—continuing operations	31,823	32,209
Net cash flows provided by operating activities—discontinued operations	—	2,608

Cash Flows From Investing Activities:
Additions to property and equipment	(9,044)	(10,060)
Purchases of investments	(44,739)	(43,066)
Sale of investments	26,180	32,617
Receipts from termination of land sale contract	—	1,148
Payments for lease deposits	(132)	(1,181)
Proceeds from sale of iCRI, net of cash transferred	—	2,925
Purchase of iGS stock and stock option settlement	(61)	(28,137)
Proceeds from sale of joint venture	—	905

Net cash flows used in investing activities—continuing operations	(27,796)	(44,849)
Net cash flows used in investing activities—discontinued operations	—	(164)

Cash Flows From Financing Activities:
Payments on capital leases	(99)	(193)
Dividends paid	(5,960)	—
Cash portion of iPS business distributed to share holders	—	(4,777)
Net proceeds from exercise of stock options	1,642	1,885
Tax benefits related to stock option exercises	(113)	90
Noncontrolling interest	—	371

Net cash flows used in financing activities—continuing operations	(4,530)	(2,624)

Effect of currency translation	(726)	(6,945)

Net change in cash and cash equivalents	(1,229)	(19,765)
Cash and cash equivalents, beginning of period of continuing operations	30,878	46,655
Cash and cash equivalents, beginning of period of discontinued operations	—	3,029
Cash and cash equivalents, end of the period of discontinued operations	—	—

Cash and cash equivalents, end of period	$29,649	$29,919

See accompanying notes

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 AND 2008

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

The accompanying balance sheet and financial information as of December 31, 2008 is derived from audited financial statements but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2008.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2009-01, “Generally Accepted Accounting Principles” (ASC Topic 105) which establishes the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the official single source of authoritative U.S. generally accepted accounting principles. All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections within the Codification. Following the Codification, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”) which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification. The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification is effective for the Company’s third quarter financial statements and the principal impact on the financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification. In order to ease the transition to the Codification, the Company is providing the Codification cross-reference alongside the references to the standards issued and adopted prior to the adoption of the Codification.

In August 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-05, “Measuring Liabilities at Fair Value” (“ASU 2009-05”). The amendments in this ASU apply to all entities that measure liabilities at fair value and provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using one or more techniques laid out in this ASU. The guidance provided in this ASU is effective for the first reporting period (including interim periods) beginning after issuance. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

SEPTEMBER 30, 2009 AND 2008

(Amounts in thousands)

In September 2009, the FASB issued ASU No. 2009-13 “Revenue recognition – Multiple deliverable revenue arrangements”. The ASU provides amendments to the criteria in “Revenue recognition – multiple element arrangements” for separating consideration in multiple element arrangements. The amendments in this ASU establish a selling price hierarchy for determining the selling price of a deliverable. Further, the term fair value in the revenue guidance will be replaced with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a market place participant. The amendments in this ASU will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company is currently evaluating this ASU.

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

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets” (ASC Topic 360), the results of operations and cash flows of iCRI and Mastech have been classified as discontinued operations in the Condensed Consolidated Financial Statements for all periods presented through the date of sale and spin-off. Cash flows of iCRI and Mastech have been segregated in the Condensed Consolidated Statement of Cash Flows as separate line items within operating, investing and financing activities.

In accordance with Emerging Issues Task Force (“EITF”) Issue no. 03-13, “Applying the Conditions in Paragraph 42 of FASB, Statement No. 144 in Determining Whether to Report Discontinued Operations” (ASC Topic 360), the Company determined that the outsourcing services provided by iGATE Global Solutions Limited (“iGS”) to Mastech are not significant and hence do not result in significant continuing involvement in the operations of Mastech.

Revenue billed by iGS to Mastech, which was an intercompany transaction prior to the spin-off and hence eliminated in the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2008 amounting to $0.5 million and $1.9 million, respectively, is reported within income from continuing operations. Related receivable to iGS from Mastech amounting to $0.2 million as of December 31, 2008 is reported on the condensed consolidated balance sheet, which was subsequently received. The financial information for the discontinued operations is shown below:

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Revenues	$24,396	$75,724

(Loss) income from discontinued operations before tax	(93)	2,178
Income tax expense	69	397

(Loss) income from discontinued operations, net of tax	$(162)	$1,781

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

SEPTEMBER 30, 2009 AND 2008

(Amounts in thousands)

3. Goodwill and Intangible Assets

The changes in the carrying value of goodwill for the nine months ended September 2009 (in thousands):

Amount

Goodwill as of December 31, 2008	$29,179
Foreign currency translation effect	358

Goodwill as of September 30, 2009	$29,537

Intangible assets comprised of customer relationships for the nine months ended September 30, 2009 (in thousands):

Amount

Intangible assets as of December 31, 2008	$2,920
Foreign currency translation effect	24
Amortizations	(744)

Intangible assets as of September 30, 2009	$2,200

Amortization expenses related to identifiable intangible assets was $0.7 million and $1.3 million for the nine months ended September 30, 2009 and 2008, respectively. Future estimated annual amortization is as follows (in thousands):

Amount

2009	$184
2010	738
2011	738
2012	540

$2,200

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

SEPTEMBER 30, 2009 AND 2008

(Amounts in thousands)

4. Income Taxes

The provision (benefit) for income taxes, as shown in the accompanying Condensed Consolidated Financial Statements, consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008
Current provision:
Federal	$8	$(88)	$8	$(286)
State	2	212	64	29
Foreign	1,935	1,123	3,380	3,628

Total current provision	1,945	1,247	3,452	3,371

Deferred provision (benefit):
Federal	—	(124)	(12)	(121)
State	—	(15)	(2)	161
Foreign	(1,667)	(1,148)	(3,187)	(2,870)

Total deferred benefit	(1,667)	(1,287)	(3,201)	(2,830)

Total provision (benefit) for income taxes	$278	$(40)	$251	$541

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes were as follows:

	Three Months Ended September 30, 2009		Three Months Ended September 30, 2008
Income taxes computed at the federal statutory rate	$3,115	34.0%	$2,946	35.0%
State income taxes, net of federal tax benefit	1	—	127	1.5
Benefit for untaxed foreign income, subject to tax holiday	(2,763)	(30.2)	(2,607)	(31.0)
Foreign taxes (benefit) at other than U.S. statutory rate	202	2.2	(505)	(6.0)
Amortization of acquired intangibles	—	—	91	1.1
Other—net	(277)	(3.0)	(92)	(1.1)

	$278	3.0%	$(40)	(0.5)%

	Nine Months Ended September 30, 2009		Nine Months Ended September 30, 2008
Income taxes computed at the federal statutory rate	$6,865	34.0%	$8,005	35.0%
State income taxes, net of federal tax benefit	41	0.2	123	0.5
Benefit for untaxed foreign income, subject to tax holiday	(6,985)	(34.6)	(6,508)	(28.4)
Foreign taxes (benefit) at other than U.S. statutory rate	183	0.9	(1,231)	(5.4)
Noncontrolling interest	—	—	130	0.6
Amortization of acquired intangibles	—	—	259	1.1
Other—net	147	0.7	(237)	(1.0)

	$251	1.2%	$541	2.4%

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

SEPTEMBER 30, 2009 AND 2008

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

iGS has set up two units under the Special Economic Zones (“SEZ”) at Chennai and Hyderabad which commenced operations during the previous quarter. Under the Indian Income Tax Act, 1961, iGS is eligible to claim income tax holiday of 100% for the initial five consecutive assessment years followed by 50% for the subsequent ten consecutive assessment years on the profits derived from the export of software services from the divisions registered under the SEZ at Chennai and Hyderabad.

5. Earnings Per Share

The Company computes earnings per share in accordance with SFAS No. 128, “Earnings per share” (ASC Topic 260), and FASB Staff Position (FSP) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (ASC 260-10-45). Basic earnings per share for the two classes of stock (common stock and unvested restricted stock) is calculated by dividing net income by the weighted average number of shares of common stock and unvested restricted stock outstanding. Diluted earnings per share is computed using the weighted average number of common stock and unvested restricted stock plus the potentially dilutive effect of common stock equivalents.

Earnings per share for the common stock and unvested restricted stock under the two class method are presented below (dollars and share data in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

Net income from continuing operations	$8,884	$8,456	$19,941	$22,329
Net (loss) income from discontinued operations	—	(162)	—	1,781

Net income	$8,884	$8,294	$19,941	$24,110
Less: Dividends paid on
Common stock	—	—	5,894	—
Unvested restricted stock	—	—	66	—

			5,960
Undistributed Income	$8,884	$8,294	$13,981	$24,110

Basic and diluted allocation of undistributed income:
Common stock	$8,786	$8,187	$13,826	$23,798
Unvested restricted stock	98	107	155	312

	$8,884	$8,294	$13,981	$24,110

Weighted average shares outstanding:
Common stock	54,619	53,985	54,357	53,818
Unvested restricted stock	608	705	608	705

	55,227	54,690	54,965	54,523

Weighted average common stock outstanding	54,619	53,985	54,357	53,818
Dilutive effect of stock options outstanding	1,534	1,758	1,255	1,639

Dilutive weighted average shares outstanding	56,153	55,743	55,612	55,457

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

SEPTEMBER 30, 2009 AND 2008

(Amounts in thousands)

Distributed earnings per share have been restricted to the amount of net income for the quarter ended March 31, 2009. In respect of the nine months ended September 30, 2009, there was no such restriction on the distributed earnings per share.

6. Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income	$8,884	$8,294	$19,941	$24,110
Unrealized (loss) gain on investments	(178)	129	(794)	319
Unrecognized actuarial gain (loss) on pension liability	2	96	(118)	96
Change in fair value of cash flow hedges	1,363	(5,232)	5,916	(11,170)
Foreign currency translation	(767)	(9,362)	1,391	(22,971)

Comprehensive income (loss)	$9,304	$(6,075)	$26,336	$(9,616)

The Company’s forward and option contracts to hedge foreign currency cash flows will mature by June 30, 2011. As each contract matures, the Company will receive Rupees at the contracted rate while delivering either the U.S. Dollar (“USD”) or Canadian Dollar (“CAD”) equivalent of Rupees at the prevailing Rupee exchange rate. Accordingly, the effective portion of gains and losses is deferred as a component of other comprehensive income (loss) and is recognized in earnings at the time the hedged item affects earnings. Gains and losses due to hedge ineffectiveness or related to contracts which do not qualify for hedge accounting are recorded in current period earnings and included in other income (expense), net.

7. Derivative Instruments and Hedging Activities

As part of the Company’s on-going business operations, certain assets and forecasted transactions are exposed to foreign currency risks due to fluctuations in exchange rate between the Rupee, CAD and USD. The objective for holding derivatives is to eliminate or reduce the impact of these exposures.

The Company enters into forward foreign exchange contracts to mitigate the risk of changes in foreign exchange rates on inter-company transactions and forecasted transactions denominated in foreign currencies. Contracts are designated as cash flow hedges if they satisfy the criteria for hedge accounting under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (ASC Topic 815). The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of the gain or loss of hedging instruments are recognized in the earnings of each period and are included in other income (expense), net.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

SEPTEMBER 30, 2009 AND 2008

(Amounts in thousands)

The following table presents information related to foreign currency contracts held:

OUTSTANDING HEDGE TRANSACTIONS AS OF SEPTEMBER 30, 2009 (in thousands)

	Maturity Date Ranges	Strike Price At Rupee Rate Ranges	Amount	Net Unrealized Gains (Losses) September 30, 2009
FORWARD CONTRACTS USD
From:	31-Mar-10	42.40
To:	30-Aug-10	50.20
Subtotal			$5,000	$(1)

CURRENCY OPTION CONTRACTS USD
From:	25-Oct-09	40.02
To:	30-Jun-11	52.36
Subtotal			$64,800	$(4,150)

FORWARD CONTRACTS CAD
From:	30-Oct-09	43.29
To:	31-Dec-09	44.14
Subtotal			$4,138	$(77)

CURRENCY OPTION CONTRACTS CAD
From:	30-Oct-09	43.25
To:	30-Jun-10	46.00
Subtotal			$12,415	$(62)

				$(4,290)

The forward contracts as of September 30, 2009 will all mature by August 30, 2010. As each contract matures, USDs and CADs are sold at each contracted strike price and equivalent Indian Rupees received. The outstanding contracts meet the qualifying criteria to receive hedge accounting and have been deemed to be effective. As a result, the Company has recorded other comprehensive loss of $0.08 million and $1.24 million as of September 30, 2009 and 2008, respectively.

The option contracts as of September 30, 2009 will all mature by June 30, 2011. As each contract matures, the Company will sell USDs at each contracted strike price depending upon prevailing Rupee exchange rates. The outstanding contracts meet the qualifying criteria to receive hedge accounting and have been deemed to be effective. As a result, the Company has recorded other comprehensive loss of $4.21 million and $9.23 million as of September 30, 2009 and 2008, respectively.

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

SEPTEMBER 30, 2009 AND 2008

(Amounts in thousands)

The effect of Derivative Instruments on the Condensed Consolidated Statements of Income for the nine months ended September 30, 2009 (in thousands):

Derivatives in FAS 133 Cash Flow Hedging Relationships	Amount of Gain/(Loss) recognized in OCI on Derivative	Location of Gain/(Loss) reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) reclassified from Accumulated OCI into Income	Location of Gain/(Loss) reclassified in Income on Derivative	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income

	(Effective Portion)	(Effective Portion)		(Ineffective Portion and amount excluded from effectiveness testing)

	September 30, 2009	September 30, 2009		September 30, 2009

Foreign Exchange Contracts	$(4,290)	Other Income/ (expenses)	$(6,507)	Other Income/ (expenses)	—

Information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheets (in thousands):

	September 30, 2009

	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments under FAS 133

Foreign Exchange Contracts	Current Liabilities	$4,196

Foreign Exchange Contracts	Long term Liabilities	94

Total Derivatives designated as hedging instruments under FAS 133		$4,290

8. Fair Value Measurements

SFAS No. 157 “Fair Value Measurements” (ASC Topic 820), establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1 — Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 — Includes other inputs that are directly or indirectly observable in the marketplace.

Level 3 — Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. In accordance with SFAS 157 (ASC Topic 820), the Company measures cash equivalents, short term investments and foreign currency derivative contracts at fair value. Cash equivalents and short term investments are primarily classified within Level 1 or Level 2. This is because the cash equivalents and short term investments are valued primarily using quoted market prices or alternative pricing sources and models utilizing market observable inputs. The foreign currency derivative contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments in active markets.

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

SEPTEMBER 30, 2009 AND 2008

(Amounts in thousands)

Assets and liabilities measured at fair value are summarized below:

Description	September 30, 2009	Fair value measurement at reporting date using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Short term investments:
Money market mutual funds	$51,131	$51,131	—	—

Total assets	$51,131	$51,131	—	—

Liabilities
Other current liabilities
Foreign currency derivative contracts	$4,196	—	$4,196	—

Long term liabilities
Foreign currency derivative contracts	94	—	94	—

Total liabilities	$4,290	—	$4,290	—

In February 2008, the FASB issued FASB Staff Position 157-2, “Effective Date of FAS 157” (“FSP FAS 157-2”) (ASC Topic 820-10-65-1). This FSP FAS 157-2 deferred the effective date of FAS 157 for non-financial assets and liabilities that are not on a recurring basis recognized or disclosed at fair value in the financial statements, to fiscal years and interim periods beginning after November 15, 2008. The Company has adopted FSP FAS 157-2 (ASC Topic 820-10-65-1) for non-financial assets and liabilities measured at fair value on a non-recurring basis at January 1, 2009 and will continue to apply its provisions prospectively. In April 2009, the FASB issued FASB Staff Position 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”) (ASC Topic 820-10-65-4). FSP FAS 157-4 (ASC Topic 820-10-65-4) amends FASB Statement No. 157, Fair Value Measurements (ASC Topic 820) to provide additional guidance on estimating fair value when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. The ASC Topic 820-10-65-4 also provides additional guidance on circumstances that may indicate that a transaction is not orderly. FSP FAS 157-4 (ASC Topic 820-10-65-4) supersedes FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (ASC Topic 820-10-65-2). The application of ASC Topic 820-10-65-1 and ASC Topic 820-10-65-4 did not have a significant impact on earnings or the financial position for the three and nine months ended September 30, 2009.

9. Employee Benefits

Defined Contribution Plan

The Company’s eligible employees in India participate in the Employees’ Provident Fund (the “Provident Fund”), which is a defined contribution plan. The employee and the Company make monthly contributions of a specified percentage of salary to the Provident Fund, which is administered by the prescribed authority in India. The aggregate contributions along with interest thereon are paid at retirement, death, incapacitation or termination of employment. The Company’s contribution to the Provident Fund for the three months ended September 30, 2009 and 2008 was $0.5 million and $0.5 million, respectively. The Company’s contribution for the nine months ended September 30, 2009 and 2008 was $1.4 million and $1.6 million, respectively.

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

SEPTEMBER 30, 2009 AND 2008

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net periodic plan cost
Service cost	$(11)	$284	$577	$735
Interest cost	40	33	102	99
Expected return on plan asset	(35)	(23)	(111)	(64)
Recognized net actuarial (gain) loss	(5)	25	(4)	(52)

Net periodic plan cost for the period	$(11)	$319	$564	$718

10. Share-based compensation

During the three and nine months ended September 30, 2009, the Company granted 820,000 and 826,000 stock options, respectively and 130,000 and 190,750 restricted stock awards, respectively. During the three and nine months ended September 30, 2008, the Company granted 132,613 and 155,269 stock options, respectively, and 72,534 and 581,544 restricted stock awards, respectively.

The dividends paid on unvested restricted stock awards are charged to compensation cost. For the nine months ended September 30, 2009, the Company recorded $0.07 million as compensation cost for dividends paid on shares of unvested restricted stock.

Share-based compensation expense recorded in income from operations during the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Share-based compensation recorded in
—Cost of revenues	$597	$584	$1,715	$1,559
—Selling, general and administrative expense	848	622	2,321	1,884

Total share-based compensation expense	$1,445	$1,206	$4,036	$3,443

The share-based compensation expense recorded in income from discontinued operations during the three and nine months ended September 30, 2008 was $93 and $169, respectively.

During the nine months ended September 30, 2009 and 2008, the Company issued 0.7 million and 0.5 million shares, respectively upon exercise of stock options.

In August 2009, the Indian Government abolished the Fringe Benefit Tax, with retrospective effect from April 1, 2009, on exercise of employee stock options. As a result, the Company carried out modification accounting to stock options outstanding as of April 1, 2009 and determined the incremental fair value amounting to approximately $ 500, of which approximately $350 was recorded relating to the three and nine month period ended September 30, 2009.

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

SEPTEMBER 30, 2009 AND 2008

(Amounts in thousands)

11. Other income (expense), net

Components of other income (expense) recorded in operations for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Investment income	$755	$552	$2,581	$1,706
Interest expense	(18)	(24)	(51)	(68)
Foreign exchange (loss) gain, net	(1,249)	14	(5,027)	903
Other	550	426	795	657

Other income (expense), net	$38	$968	$(1,702)	$3,198

12. Concentration of revenues

The following is a concentration of iGATE revenues greater than 10% by customer for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Royal Bank of Canada	29%	19%	26%	18%
General Electric Company	23%	26%	24%	25%

13. Credit facility

On May 4, 2009, iGS terminated a loan agreement dated May 21, 2008 between Citibank N.A. and the Company. The loan agreement had provided for a $6.5 million working capital line of credit.

14. Commitments

Capital commitments

As of September 30, 2009, the Company has open purchase orders totaling $3.8 million to purchase property and equipment.

Other commitments

The Company’s business process delivery centers in India are 100% Export Oriented units or Software Technology Parks of India units (“STPI”) under the STPI guidelines issued by the Government of India. These units are exempted from customs, central excise duties, and levies on imported and indigenous capital goods, stores, and spares. The Company has executed legal undertakings to pay customs duty, central excise duty, levies, and liquidated damages payable, if any, in respect of imported and indigenous capital goods, stores, and spares consumed duty free, in the event that certain terms and conditions are not fulfilled.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

SEPTEMBER 30, 2009 AND 2008

(Amounts in thousands)

15. Restructuring Charges

During 2007, the Company restructured its operations in the Shared Services segment to improve efficiencies as a result of certain management and organizational changes. The total estimated restructuring costs was $0.8 million primarily related to severance and related costs. The accrued liability of $0.11 million as of December 31, 2008 was paid during the nine months ended September 30, 2009.

In 2004, the Company restructured its United Kingdom operations as a result of organizational changes. The total restructuring costs were $2.8 million (net of recoveries) primarily relating to the early exit costs of a premises lease and the write off of leasehold improvements. Of the $0.16 million accrued liability as of December 31, 2008, the Company paid $0.06 million during the nine months ended September 30, 2009 and the balance of $0.1 million is outstanding as of September 30, 2009.

16. Subsequent Events

The Company has evaluated subsequent events through the date of filing the financial statements which is October 29, 2009, and no events, have occurred from the balance sheet date through that date that would impact the consolidated financial statements.

On October 21, 2009, the Company filed a Registration Statement on Form S-3 on behalf of Sunil Wadhwani and Ashok Trivedi (the “Selling Shareholders”) to permit the Selling Shareholders to sell up to 4,000,000 shares of the Company’s common stock from time to time, in the open market or otherwise, in order to diversify their holdings for estate planning purposes.

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

Unless otherwise indicated, we refer to captions such as revenues and earnings from continuing operations simply as “revenues” and “earnings” throughout this Management Discussion & Analysis. Similarly, discussion of other matters in our Condensed Consolidated Financial Statements refers to continuing operations unless otherwise indicated.

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

A majority of our clients have headquarters in North America and operate internationally. iGATE has 6,380 employees as of September 30, 2009.

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

iGATE services customers in a wide range of industries. Our largest customer is Royal Bank of Canada which accounted for approximately 29% and 26% of revenues for the three and nine months ended September 30, 2009, respectively. For the three and nine months ended September 30, 2008, the corresponding figures are 19% and 18%, respectively. Our second largest customer, General Electric Company (“GE”), accounted for approximately 23% and 24% of revenues for the three and nine months ended September 30, 2009, respectively. For the three and nine months ended September 30, 2008, the corresponding figures are 26% and 25%, respectively. iGATE is a Global Preferred Partner of GE. During the quarter our Global Preferred Partnership was extended through the end of 2012.

Recent Developments

On October 21, 2009, the Company filed a Registration Statement on Form S-3 on behalf of Sunil Wadhwani and Ashok Trivedi (the “Selling Shareholders”) to permit the Selling Shareholders to sell up to 4,000,000 shares of the Company’s common stock from time to time, in the open market or otherwise, in order to diversify their holdings for estate planning purposes.

Reportable Financial Segments

The Company’s reportable segments through September 30, 2008 were iGATE Solutions (“iGS”), iGATE Professional Services (“iPS”) and iGATE Shared Services (“iSS”). The iGS segment’s service offerings included IT and IT enabled operations offshore outsourcing solutions and services to large and medium-sized organizations. The iPS segment’s offerings included a variety of client-managed and supervised IT staffing service offerings. This segment’s services are offered principally in the United States of America. The iSS segment’s offerings included the operations of the clinical research business (i.e. iGATE Clinical Research International Inc. and iGATE Clinical Research International Private Limited collectively “iCRI”) and the corporate shared service division of the Company.

On July 31, 2008, the Company sold its clinical research business. Additionally, pursuant to enterprise reorganization, the Company assigned the resources, including employees, relating to the corporate shared service division in the iSS segment to the iGS segment of its business. Also, as more fully explained in Note 2 of the Condensed Consolidated Financial Statements, effective September 30, 2008, the Company spun off the iPS segment of its business into a newly formed company known as Mastech Holdings, Inc (“Mastech”).

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

Recently Issued Accounting Pronouncements

In August 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-05, “Measuring Liabilities at Fair Value” (“ASU 2009-05”). The amendments in this ASU apply to all entities that measure liabilities at fair value and provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using one or more techniques laid out in this ASU. The guidance provided in this ASU is effective for the first reporting period (including reporting periods) beginning after issuance. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In September 2009, the FASB issued ASU No. 2009-13 “Revenue recognition - Multiple deliverable revenue arrangements”. The ASU provides amendments to the criteria in “Revenue recognition – multiple element arrangements” for separating consideration in multiple element arrangements. The amendments in this ASU establish a selling price hierarchy for determining the selling price of a deliverable. Further, the term fair value in the revenue guidance will be replaced with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a market place participant. The amendments in this ASU will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company is evaluating this ASU.

Results of Operations from Operations for the Three Months Ended September 30, 2009 as Compared to the Three Months Ended September 30, 2008:

Revenues for the three months ended September 30, 2009 were $49.1 million, a decrease of $6.4 million, or 11.5%, as compared to $55.4 million for the three months ended September 30, 2008. Our revenue decrease for the periods presented is directly attributable to a combination of reduced customer demand, pricing pressure, volatility in currency markets, and customer insolvencies in late 2008. Our top 10 customers accounted for 80% and 73% of the revenue for the three months ended September 30, 2009 and September 30, 2008, respectively.

Gross margin as a percentage of sales (“gross margin percentage”) was 41.1% for the three months ended September 30, 2009, as compared to 38.4% for the three months ended September 30, 2008. The increase in gross margin percentage was primarily on account of increase in utilization rate and strengthening of the US Dollar against other currencies.

Selling, general and administrative expenses (“S,G&A”) include all costs that are not directly associated with revenue-generating activities. S, G&A expenses include employee costs, corporate costs and facilities costs. Employee costs include selling, marketing and administrative salaries and related employee benefits, travel, recruiting and training costs. Corporate costs include costs such as legal, accounting and outside consulting fees. Facilities costs primarily include rent and communications costs.

S,G&A costs for the three months ended September 30, 2009 were $9.2 million or 18.8% of revenues, as compared to $11.7 million or 21% of revenues for the three months ended September 30, 2008. Our net employee cost decreased by $1.6 million for the three months ended September 30, 2009, as compared to three months ended September 30, 2008, mainly due to a decrease in variable pay, reduction of support headcount from 537 to 491, and reductions in recruitment, travel and related costs. Our net corporate cost decreased by $1 million for the three months ended September 30, 2009 due to a decrease in provision for doubtful debts, marketing and legal costs. Our net facilities costs increased by $0.2 million for the three months ended September 30, 2009, mainly due to increase in rent and other expenses, offset by the decrease in non capital equipment expenses. The decrease in S, G&A cost includes favorable impact of the strengthening of the US Dollar against the Indian Rupee amounting to $0.6 million.

Depreciation and amortization costs for the three months ended September 30, 2009 were $1.8 million or 3.7% of revenues, as compared to $2.2 million or 3.9% of revenues for the three months ended September 30, 2008.

Operating income was 18.6% of revenue for the three months ended September 30, 2009 and 13.4% of revenue for the three months ended September 30, 2008. This increase was due primarily to a decrease in S, G&A costs and increased gross margin.

Other Income Components

Other income, net for the three months ended September 30, 2009, totaled $ 0.04 million, compared to $1.0 million for the three months ended September 30, 2008.

During the three months ended September 30, 2009, our net investment income totaled $0.8 million as compared to $0.6 million for the three months ended September 30, 2008. The increase was due to an increase in cash and short term investments from $61.4 million in September 30, 2008 to $84.5 million in September 30, 2009. The increase in cash and short term investments was mainly due to the cash flow from operating activity which offset the payment of our first dividend and investment in new properties. For the three months ended September 30, 2009, we recognized $1.2 million of foreign currency loss in our income statement as compared to a gain of $0.01 million for the three months ended September 30, 2008. These are primarily due to loss on settlement of foreign currency derivative contracts amounting to $1.7 million, offset by $0.5 million gain on account of remeasurement of foreign currency monetary items. As of September 30, 2009, all the outstanding forward contracts met the qualifying criteria to apply hedge accounting. In 2008 there was a gain of $0.4 million on the termination of a land contract.

In September 2009, we received $0.4 million of cash from an escrow account related to the prior sale of a business. The cash received was recognized as a gain on venture investments and affiliated companies.

Income Taxes

Federal income taxes, calculated at the U.S. statutory rate, totaled $3.1 million and $2.9 million for the three months ended September 30, 2009 and 2008, respectively. State income taxes, which totaled $0.001 million and $0.13 million for the three months ended September 30, 2009 and 2008, respectively, were calculated using a blended statutory rate, and are net of federal income tax benefit. Our income tax provision was $0.28 million at an effective rate of 3.0% for the three months ended September 30, 2009. Our income tax provision was a benefit of $0.04 million at an effective rate of 0.5% for the three months ended September 30, 2008.

Several items caused variations from our statutory tax provision. iGS is eligible to claim a tax holiday on the majority of its operating income through March 31, 2011. Taxable income for determining the income tax provision of iGS includes non operating income, such as interest income and capital gains income and operating income of one of its units for which the tax holiday has expired. The tax holiday and foreign taxes have resulted in a benefit of $2.6 million and $3.1 million for the three months ended September 30, 2009 and 2008, respectively.

Other variations typically arise because certain expenses or benefits recorded in our financial statements are either limited or disallowed when calculating our income tax provision. Certain expenses such as meals and entertainment and executive compensation are limited for income tax purposes. Losses in the current year will offset future taxable income. The impact of the limited or disallowed items and benefit of losses discussed above was $(0.28) million and $(0.001) million for the three months ended September 30, 2009 and 2008, respectively.

Results of Operations from Operations for the Nine Months Ended September 30, 2009 as Compared to the Nine Months Ended September 30, 2008:

Revenues for the nine months ended September 30, 2009 were $140.7 million, a decrease of $26.6 million, or 15.9%, as compared to $167.3 million for the nine months ended September 30, 2008. Our revenue decrease for the period presented is directly attributable to a combination of reduced customer demand, pricing pressure, volatility in currency markets, and customer insolvencies in late 2008. Our top 10 customers accounted for 80% and 70% of the revenue for the nine months ended September 30, 2009 and September 30, 2008, respectively.

Gross margin as a percentage of sales (“gross margin percentage”) was 38.5% for the nine months ended September 30, 2009, as compared to 36.7% for the nine months ended September 30, 2008. The increase in gross margin percentage was primarily on account of increase in utilization rate and strengthening of the US Dollar against other currencies.

S,G&A costs for the nine months ended September 30, 2009 were $26.6 million or 18.9% of revenues, as compared to $33.9 million or 20.3% of revenues for the nine months ended September 30, 2008. Our net employee cost decreased by $6.1 million for the nine months ended September 30, 2009, as compared to nine months ended September 30, 2008, mainly due to decrease in variable pay, reduction of support headcount from 528 to 491, and a decrease in recruitment, travel and related costs. Our net corporate cost was lower by $1.5 million for the nine months ended September 30, 2009 due to decrease in marketing, legal, professional and administrative charges. Our net facilities costs increased by $0.3 million for the nine months ended September 30, 2009. The decrease in S,G&A cost includes favorable impact of strengthening of US Dollar against other currencies amounting to $3.3 million.

Depreciation and amortization costs for the nine months ended September 30, 2009 were $5.6 million or 4.0% of revenues, as compared to $7.5 million or 4.5% of revenues for the nine months ended September 30, 2008. The decrease in depreciation and amortization cost includes favorable impact of strengthening of US Dollar against other currencies amounting to $0.9 million.

Operating income was 15.6% of revenue for the nine months ended September 30, 2009 and 12.0% of revenue for the nine months ended September 30, 2008. This increase was due primarily to the decrease in S,G&A costs and increased gross margin.

Other (Expense) Income Components

Other (expense) income, net for the nine months ended September 30, 2009, totaled $(1.7) million, compared to $3.2 million for the nine months ended September 30, 2008.

During the nine months ended September 30, 2009, our net investment income totaled $2.6 million as compared to $1.7 million for the nine months ended September 30, 2008. The increase was due to an increase in cash and short term investments from $61.4 million in September 30, 2008 to $84.5 million in September 30, 2009. The increase in cash and short term investments was mainly due to the cash flow from operating activity which offsets the payment of dividend and investment in new properties. For the nine months ended September 30, 2009, we recognized a $5.0 million of foreign currency loss in our income statement as compared to a gain of $0.9 million for the nine months ended September 30, 2008. These are primarily due to loss on settlement of foreign currency derivative contracts amounting to $6.5 million, offset by $1.5 million gain on account of remeasurement of foreign currency monetary items. As of September 30, 2009 all the outstanding forward contracts met the qualifying criteria to apply hedge accounting. In 2008 there was a gain of $0.4 million on the termination of a land contract.

In September 2009, we received $0.4 million of cash from an escrow account related to the prior sale of a business. The cash received was recognized as a gain on venture investments and affiliated companies.

Income Taxes

Federal income taxes, calculated at the U.S. statutory rate, totaled $6.9 million and $8.0 million for the nine months ended September 30, 2009 and 2008, respectively. State income taxes, which totaled $0.04 million and $0.12 million for the nine months ended September 30, 2009 and 2008, respectively, were calculated using a blended statutory rate, and are net of federal income tax benefits. We had an income tax provision of $0.25 million at an effective rate of 1.2% for the nine months ended September 30, 2009. Our income tax provision was $0.54 million at an effective rate of 2.4% for the nine months ended September 30, 2008.

Several items caused variations from our statutory tax provision. iGS is eligible to claim a tax holiday on the majority of its operating income through March 31, 2011. Taxable income for determining the income tax provision of iGS includes non operating income, such as interest income and capital gains income and operating income of one of its units for which the tax holiday has expired. The tax holiday and foreign taxes have resulted in a benefit of $6.8 million and $7.7 million for the nine months ended September 30, 2009 and 2008, respectively.

Other variations typically arise because certain expenses or benefits recorded in our financial statements are either limited or disallowed when calculating our income tax provision. Certain expenses such as meals and entertainment and executive compensation are limited for income tax purposes. Losses in the current year will offset future taxable income. The impact of the limited or disallowed items and benefit of losses discussed above was $0.15 million and $0.15 million for the nine months ended September 30, 2009 and 2008, respectively.

Liquidity and Capital Resources

Cash from Operations

Cash provided by operations was $31.8 million for the nine months ended September 30, 2009. Factors contributing to our cash provided by operations were net income of $19.9 million for the period and a decrease in accounts receivable and unbilled receivables of $6.6 million, increase in deferred revenue of $0.6 million and a decrease of prepaid and other assets of $0.6 million, offset by a decrease of accounts payable by $0.2 million and a decrease of accrued and other liabilities of $0.5 million. During the period, significant non-cash items totaled $6.8 million and included depreciation and amortization costs of $5.6 million, stock based compensation expense of $4.0 million, provision for doubtful debts of $0.3 million, offset by deferred income taxes of $3.1 million.

Cash provided by continuing operations was $32.2 million for the nine months ended September 30, 2008. Factors contributing to our cash provided by operations were net income of $24.1 million; a decrease of prepaid and other assets of $3.9 million and an increase of accrued and other current liabilities of $15.4 million offset by an increase in accounts receivable and unbilled receivables of $14.7 million, decrease of accounts payable of $0.8 million and restructuring reserve of $0.6 million. Significant non-cash items during the nine months ended September 30, 2008 totaled $9.6 million and included depreciation and amortization costs of $7.5 million, stock based compensation expense of $3.4 million, unrealized loss on derivative instrument of $0.7 million, deferred rent of $0.5 million, offset by deferred income taxes of $2.9 million.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2009 was $27.8 million, as compared to cash used in investing activities of $44.8 million for the nine months ended September 30, 2008.

Our capital expenditures were $9.0 million and $10.1 million for the nine months ended September 30, 2009 and 2008, respectively and the payment towards purchase of iGS stock was $28.1 million for the nine months ended September 30, 2008.

We have increased our investment portfolios and other investments by $18.6 million and $10.4 million for the nine months ended September 30, 2009 and 2008, respectively.

Financing Activities

Cash used by financing activities for the nine months ended September 30, 2009 was $4.5 million, as compared to $2.6 million of cash provided for the nine months ended September 30, 2008. Sources of cash related to stock option exercises including excess tax benefits were $1.5 million. Dividends paid amounted to $6.0 million.

Payments on secured financing for automobiles in India were $0.1 million and $0.2 million for the nine months ending September 30, 2009 and 2008, respectively.

During the first quarter of the fiscal year, our Board of Directors approved the initiation of an annual cash dividend. Our Board of Directors authorized an annual cash dividend of $0.11 per share, which was paid on March 16, 2009 to stockholders of record at the close of business on February 28, 2009. The total amount of dividends paid was $6.0 million.

The Company’s cash and cash equivalents as of September 30, 2009 was $29.6 million. The Company believes that cash generated from operations and its current cash reserves are adequate to meet the Company’s reasonably foreseeable operating liquidity requirements.

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

As of September 30, 2009, the potential gain or loss in the fair value of iGS outstanding foreign currency contracts assuming hypothetical 10%, 5%, 2% and 1% fluctuations in currency rates would be approximately:

	Valuation given X% decrease In Rupee / USD rate				Fair Value as of September 30, 2009	Valuation given X% increase in Rupee / USD rate
	(10%)	(5%)	(2%)	(1%)		1%	2%	5%	10%
Rupee to U.S. Rate	43.295	45.700	47.143	47.624	48.105	48.586	49.067	50.510	52.916
Derivative Instruments	$4.6	$0	$(2.7)	$(3.6)	$(4.3)	$(5.4)	$(6.3)	$(9.1)	$(13.6)

Seasonality

Our operations are generally not affected by seasonal fluctuations. However, our consultants’ billable hours are affected by national holidays and vacation policies, which vary by country and by operating company.

Economic Trends and Outlook

The United States, which accounts for a significant portion of our revenues, and other countries around the world have been experiencing deteriorating economic conditions. There has been an erosion of global consumer confidence amidst concerns over declining asset values, deflation, energy costs, geopolitical issues, the availability and cost of credit, rising unemployment, and the stability and solvency of financial institutions, financial markets, businesses, rising protectionism and backlash against outsourcing. A prolonged period of economic decline could have a material adverse effect on our results of operations. Economic uncertainty also makes it difficult for us to make accurate forecasts of revenue, gross margin and expenses.

According to Gartner Inc., an IT research and advisory company, the unprecedented decline of the global economy is impacting the IT Services industry with worldwide IT spending forecast to total $781 billion in 2009, a 3.5 % decline from 2008 revenue of nearly $810 billion.

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

We believe that our business model is somewhat diversified, both geographically and operationally—we serve both IT and IT enabled solutions, and have recently opened centers in both Mexico and Australia. In addition, our strategic alliance with CAC Corporation provides us a platform to deliver services in Japan to both existing and new clients. We believe our strategy of a global delivery model positions us well to provide a greater breadth of services in catering to market needs and opportunities, even with substantial uncertainty in the current economic outlook.

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

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use, or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2009. In making its assessment of internal control over financial reporting, management used the criteria described in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based upon this assessment, management has concluded and hereby reports that the Company’s internal control over financial reporting was effective as of September 30, 2009. There were no changes in our internal control over financial reporting during the nine months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

Risk factors associated with our business are discussed in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K.

ITEM 5.	OTHER INFORMATION

On August 27, 2009, the Company appointed Joseph J. Murin as a Class B Director to a one (1) year term expiring in 2010.

ITEM 6.	EXHIBITS

(a)	Exhibits

10.1	Registration Rights Agreement between the Company and the Selling Shareholders (Sunil Wadhwani and Ashok Trivedi), dated as of October 21, 2009.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer is filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer is filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of October 2009.

iGATE CORPORATION

October 29, 2009	/S/ PHANEESH MURTHY
Phaneesh Murthy Chief Executive Officer and Director

/S/ SUJIT SIRCAR
Sujit Sircar
Chief Financial Officer

EXHIBIT INDEX

10.1	Registration Rights Agreement between the Company and the Selling Shareholders (Sunil Wadhwani and Ashok Trivedi), dated as of October 21, 2009.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer is filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer is filed herewith.