Form 10-K
period 2009-12-31
IGATE CORP
filed 2010-02-25
CIK 1024732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2009 (based on the closing price of such stock as reported by NASDAQ on such date) was $155,424,764.

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of January 29, 2010 was 55,236,608 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement, for the 2010 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

iGATE CORPORATION

2009 FORM 10-K

PART I

ITEM 1.	BUSINESS

Forward-looking and Cautionary Statements

This Annual Report on Form 10-K (“Annual Report”) contains statements that are not historical facts and that constitute “forward-looking statements” within the meaning of such term under the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include our financial growth and liquidity projections as well as statements concerning our plans, strategies, intentions and beliefs concerning our business, cash flows, costs, and the markets in which we operate. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” “intends” and similar expressions are intended to identify certain forward-looking statements. These forward-looking statements are based on information currently available to us, and we assume no obligation to update these statements as circumstances change. There are risks and uncertainties that could cause actual events to differ materially from these forward-looking statements. While we cannot predict all of the risks and uncertainties, they include, but are not limited to, our ability to predict our financial performance, the level of market demand for our services, the highly-competitive market for the types of services that we offer, the impact of competitive factors on profit margins, market conditions that could cause our customers to reduce their spending for our services, our ability to create, acquire and build new businesses and to grow our existing businesses, our ability to attract and retain qualified personnel, our ability to reduce costs and conserve cash, currency fluctuations and market conditions in India and elsewhere around the world, political and military tensions in India and South Asia, changes in generally accepted accounting principles and/or their interpretation and other risks that are discussed in Item 1A of Part I of this Annual Report entitled “Risk Factors” and in other sections of this Annual Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)”.

Unless otherwise indicated or the context otherwise requires, all references in this report to “iGATE”, the “Company”, “us”, “our”, or “we” are to iGATE Corporation, a Pennsylvania corporation, and its consolidated subsidiaries. iGATE Corporation, formerly named iGATE Capital Corporation, through its operating subsidiaries, is a worldwide provider of Information Technology (“IT”) and IT- enabled operations offshore outsourcing services to large and medium-sized organizations.

Business Overview

We are a worldwide outsourcing provider of IT and IT-enabled operations solutions and services. We believe our innovative approach of integrating IT and IT-enabled operations and our ability to leverage a global delivery model provide our clients with clearly differentiated and demonstrated business value. We target large and medium-sized organizations across a diverse set of industries, including financial services, insurance, manufacturing, media and healthcare.

Our service offerings include IT and IT-enabled operations offshore outsourcing solutions and services to large and medium-sized organizations using an offshore/onsite model. These services include client/server design and development, conversion/migration services, offshore outsourcing, enterprise resource planning (“ERP”) package implementation and integration services, software development and applications maintenance outsourcing. We also offer Integrated Technology and Operations (“iTOPS”) solutions that integrate IT outsourcing and IT-enabled operations offshore outsourcing solutions and services seamlessly.

We were founded in 1986 and the principal executive office in Fremont, CA. Our global delivery model leverages both onsite delivery and comprehensive offshore services, depending upon a client’s location and preferences. We have operations in India, Canada, the United States, Europe, Mexico, Singapore, Malaysia, Japan and Australia.

Industry Background

The rise of global service providers has enabled companies to reduce costs and improve productivity. This growth has been driven by numerous factors, including the broad adoption of global communications, increased competition from globalization, and the organization and availability of highly-trained offshore workforces. While many of the initial global providers focused on IT services, numerous other players have arisen to offer business services as well, including business process outsourcing (“BPO”). According to International Data Corporation (“IDC”), a global market intelligence firm, the worldwide services industry, which includes both IT and business services, is projected to grow from $807.2 billion in 2008 to over $976.1 billion by 2013.

IT and business services are typically managed as separate offerings by service providers. The two offerings have very different workflows and infrastructure requirements. Additionally, whereas IT services require highly trained professionals, many offshore business services, such as BPO, generally require only graduates with foreign language skills. As a result, many large service providers, who offer both IT and business services, manage them through separate internal organizations. Many clients have also separated these functions. Unfortunately, this separation often results in competing interests between IT and business operations.

As global services have become mainstream, many clients are now seeking tighter integration of their IT and business processes to maintain differentiation and cost effectiveness. Additionally, as most BPO services depend upon client technology and infrastructure, many BPO clients are seeking to outsource their IT services as well. We believe that this demand will require global service providers to offer converged IT and business solutions. We believe that those providers who are experts in their clients’ IT and businesses processes and who can best deliver converged services using a combination of onsite and offshore professionals will most benefit from these industry trends.

Global Delivery Model

Global demand for high quality, lower cost IT and IT enabled services has created a significant opportunity for the service providers that can successfully leverage the benefits of, and address the challenges in using, an offshore talent pool. The effective use of offshore personnel can offer a variety of benefits, including lower costs, faster delivery of new IT solutions and innovations in vertical solutions, processes and technologies.

iGATE has adopted a global delivery model for providing services to its clients. Our global delivery model includes on-site and offshore teams. iGATE has offshore development centers located in Bangalore, Hyderabad, Chennai and Noida in India. iGATE has global development centers located in Australia, Mexico, Canada, the U.S. and India. The centers can deliver both onsite and offshore services, dependent upon customer location and expectations. iGATE operates in India, Canada, the U.S., Europe, Mexico, Singapore, Malaysia, Japan and Australia.

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

IT-enabled operations offshore outsourcing solutions and services offered include business process outsourcing, transaction processing services and call center services. The call center services are offered to clients in several industries and are not industry specific. The transaction processing services offered are focused on the mortgage banking, financial services, insurance and capital market industries, except for the delivery of finance and accounting functions such as accounts payable which can be performed for clients across all industries.

Competitive Strengths

Differentiated Business Model: We are the first outsourcing solutions provider to offer a fully integrated technology and operations structure with global service delivery and pricing based on business outcomes. By integrating IT and BPO services, our approach enables a business model that encourages continual innovation in all areas of business transformation. We offer end-to-end converged solutions, and this integration runs through our entire sales and delivery organization.

Commitment to Attracting and Retaining Top Talent: Our strong corporate culture and work environments have received numerous awards, including the coveted #2 ranking as “Best Indian IT Employer” in 2009 by DataQuest-IDC as well as our #2 ranking in “Best Companies To Work For In India” by BT-MERCER-TNS. Our success depends in large part on our ability to attract, develop, motivate and retain highly skilled IT and IT-enabled service professionals. We recruit in a number of countries, including India, the United States, Canada, Mexico, the United Kingdom, Singapore, Japan and Australia. Our employees are a valuable recruiting tool and are actively involved in referring new employees and screening candidates for new positions. We have a focused retention strategy and extensive training infrastructure.

Deep Industry Expertise: Our full lifecycle project experiences cover numerous industry verticals, having successfully met the stringent demands for many leading Fortune 1000 companies over the years. We offer specialized industry practices in areas such as financial services, insurance, banking, manufacturing, retail, media and entertainment and healthcare. These practices understand the unique strategic and tactical challenges faced within each vertical to optimize and differentiate our industry solutions.

Breadth of Solutions: Our end-to-end technology services include consulting, technology services, and business process outsourcing and provisioning. We work with clients to optimize their businesses, secure substantial and sustainable cost benefits and tie costs to business needs and results.

Proven Global Delivery Model: Our global delivery model enables us to offer flexible onsite, and offshore services that are most cost effective and responsive to our clients’ preferences. We also offer access to knowledgeable personnel and best practices, resource depth and cost-effectiveness. We have made substantial investments in our processes, infrastructure and systems, and we have refined our global delivery model to effectively integrate onsite and offshore technology services.

Leadership: Our success is highly dependent on the efforts and abilities of our Chief Executive Officer, Phaneesh Murthy, and senior management team. This senior management team includes well-known thought leaders in offshore outsourcing and all members have significant experience in the outsourcing space.

Business Strategy

Our Vision: iGATE’s vision is “To enable the transformation of businesses to virtual enterprises”. iGATE is a fully ‘integrated technology and operations’ (“iTOPS”) enterprise with a global services model. iGATE enables clients to optimize their business through a combination of process investment strategies, technology leverage and business process outsourcing and provisioning. We have a strong understanding of the diverse business challenges faced by global enterprises. This deep understanding, coupled with thought leadership in IT-based BPO has contributed to the development of the iTOPS Model. iTOPS facilitates a single point analysis of the multidimensional business matrix which encompasses, Business Goals, IT, Operations, Processes, Human Resources and related costs.

The benefits to the client from the iTOPS model are:

•	Better alignment of business processes to IT services and infrastructure

•	Focus on ROI of IT investments and business process improvement

•	Results based payment

•	Shift from fixed costs to variable costs

•	Flexibility to ramp up or downsize resources

•	Single point strategic consulting and integrated decision support

We intend to become the leading provider of integrated technology and operations services. In order to achieve this goal, we are focused on the following strategies:

•

Continue to Enhance and Deploy iTOPS Solutions: We have been recognized as an industry innovator in converged IT and BPO solutions, and we intend to continue this leadership by broadening our solution offerings in this space.

•

Attract and Retain Top Talent: Our status as a well-recognized and highly-ranked employer in India grants us benefits in attracting top talent and maintaining a collaborative and supportive culture. We intend to continue to invest in human capital, leadership development, and career development tracks to enable us to maintain our position as a top employer in India. To that end, we have implemented comprehensive leadership, training, development, and career management programs. Our HR philosophy, based upon a “Business driven people and People driven business” approach, is a key component to attracting, retaining, and developing the talent essential to our business.

•

Increase Business with Existing Clients: We have been chosen as a preferred vendor by many of our customers and have been recognized for our quality and responsiveness. We seek to develop long-term relationships with our customers so as to become a trusted business partner and enable us to expand our roles. Many of our strategic accounts are in the midst of economic recovery, and we believe that we are well positioned to benefit from this momentum. We have been expanding our headcount in anticipation of this growth.

•

Attract New Clients and Expand Into Strategic Verticals: We have maintained a vertically-focused strategy in offering outsourced solutions. We will continue to target new verticals which we believe will most benefit from integrated offerings of technology and operations. Over the last year, we have expanded our sales force and added key hires to other areas of the organization to attract new strategic clients in key verticals, such as healthcare and media and entertainment.

•

Selectively Pursue Strategic Partnerships and Acquisitions: In addition to internal initiatives, we may expand our IT-enabled operations offshore outsourcing service offerings through strategic relationships and acquisitions.

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

Recent Events

None.

Reportable Financial Segments

The Company’s reportable segments through June 30, 2008 were iGATE Global Solutions (“iGS”), iGATE Professional Services (“iPS”) and iGATE Shared Services (“iSS”). The iGS segment’s service offerings include

IT and IT-enabled operations offshore outsourcing solutions and services to large and medium-sized organizations. The iPS segment’s offerings included a variety of client-managed and supervised IT staffing service offerings. This segment’s services were offered principally in the United States. The iSS segment’s offerings included the operations of the clinical research business (i.e. iGATE Clinical Research International Inc. and iGATE Clinical Research International Private Limited collectively “iCRI”) and the corporate shared service division of the Company.

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

Note 23 of the Consolidated Financial Statements provide further financial information related to the geographic areas in which we operate.

Seasonality

Our operations are generally not affected by seasonal fluctuations. However, our consultants’ billable hours are affected by national holidays and vacation policies, which vary by country.

Competition

The IT and IT enabled operations offshore outsourcing services industries are highly competitive, and are served by numerous global, national, regional and local firms. Our primary competitors in the IT and IT enabled outsourcing industry include IT outsourcing firms, consulting firms, systems integration-firms and general management consulting firms such as Cognizant Technology Solutions Corporation, Genpact Limited, WNS (Holdings) Limited and EXLService Holdings Inc, Sapient Corporation, Syntel Inc, Virtusa Corporation, Infosys Technologies Limited, Tata Consultancy Services Limited, Wipro Limited and Hexaware Technologies Limited.

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

Our Clients, Solutions and Services

We provide a broad range of services/solutions to customers spread across North America, Europe and Asia Pacific. Since inception, the Company has steadily grown and built a strong customer base including some of the top 10 global brands and Fortune 1000 companies. As of December 31, 2009, we have 82 active customers and our top customers are Royal Bank of Canada (“RBC”) and General Electric Company (“GE”). We are preferred vendor partners to both RBC and GE. The preferred vendor status gives us equal opportunity to bid along with their other preferred vendors for most of their IT service demand arising in their various business units globally. The partnerships have significantly contributed to our growth accounting for 26.8% and 23.0% of our revenues for the year ended December 31, 2009 coming from RBC and GE respectively, as compared to 18.4% and 25.0%, respectively, for the year ended December 31, 2008.

As of December 31, 2009, we have approximately 141 and 136 active projects/contracts of various business units of RBC and GE, respectively. Our business from RBC and GE comprises of contracts which are billed on straight-line, fixed-price and time-and materials basis. The projects / contracts range from one to 65 months with an average life of 16 months and 18 months, respectively. As of December 31, 2009, we have 1,735 or 25.1% and 1,119 or 16.2% employees working in RBC and GE projects, respectively as compared to 1,284 or 19.3% and 1,137 or 17.1% as of December 31, 2008.

We have been one of the leading IT Services providers for more than a decade. We offer IT Services and innovative practices that enable business process improvement. We use well-documented and meticulously defined processes in tandem with high quality IT Service delivery methodologies. These processes and IT services are driven by the goals of the client companies. Our technology expertise ranges across ERP, CRM and IVR applications. We have dedicated competencies in Genesys, Siebel, Oracle and PeopleSoft practice areas. The services/solutions include IT services, process outsourcing and consulting. IT services involves providing enterprise solutions, business intelligence and data warehousing, independent verification and validation, application development and maintenance and infrastructure management.

The services provided to RBC and GE primarily includes consulting, independent verification and validation, application development and maintenance and infrastructure management, and other related IT services.

Our Partner Companies and Affiliates

We operate our business principally through our wholly-owned operating subsidiary iGATE Global Solutions Limited, which is engaged in IT and IT enabled operations involving offshore outsourcing solutions and services.

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

Human Resources

At December 31, 2009, iGATE had 6,910 non-unionized professionals (including 127 subcontractors) comprised of 6,416 IT and IT enabled service professionals and 494 individuals working in sales, recruiting, general and administrative roles. As of December 31, 2009, of the 424 professionals working in the United States, 23% were working under H-1B temporary work permits in the United States. We believe that our strong corporate culture and work environments have allowed us to attract and retain top talent.

Recent Accolades

In April 2009, iGATE was ranked the top provider of Data Warehousing, Data Mining and Business Intelligence services worldwide in the 2008 Black Book of Outsourcing. According to Doug Brown, Managing Partner, Brown-Wilson Group & Co-Author of The Black Book of Outsourcing “iGATE has been ranked as the top vendor in Data Warehousing, Data Mining and Business Intelligence due to its continuous focus on customer satisfaction and successful engagements and outsourcing relationships as recognized by their actual clients.”

In May 2009, iGATE was placed by the International Association of Outsourcing Professionals (IAOP) as one of the Top 20 IT companies serving the Discrete Manufacturing industry. We were selected to the Leader judging group category by an independent panel of industry-recognized experts from business and academic institutions.

In May 2009, iGATE was recognized among the Best 20 Leaders in Canada in The International Association of Outsourcing Professionals (IAOP), 2009 Global Outsourcing 100 sub-list. iGATE has been chosen as a Leader from a diverse range of outsourcing service providers by an independent panel of industry-recognized experts from business and academic institutions. iGATE’s selection as a Leader is based on a set of measurable parameters like excellence in service delivery, customer experience, technical competencies, management capabilities and growth.

In June 2009, iGATE was ranked 14 on the elite 2009 Black Book Top 50 Best Managed Global Outsourcing Vendors list. This places iGATE in the Top Ten Percent of Global firms judged in each of the survey areas C-Level Commitment; Human Capital Performance; Corporate Direction; Leadership Impact; Accountability; Trust and Transparency. Rankings are based strictly on responses from client surveys. Over half of the responses are gathered from CXO level and governance standard respondents.

In July 2009, iGATE was named one of the Best 20 Leaders catering to the Insurance Industry in the International Association of Outsourcing Professionals (IAOPTM) 2009 Global Outsourcing 100 sub-list. We have been named in IAOP’s Leader judging group overall category from a diverse range of outsourcing service providers by an independent panel of industry-recognized experts from business and academic institutions.

iGATE is included in 2009 Global Services 100 list, a survey of 100 best global services providers. The list represents companies who have the maturity and capability to lead the next wave of services globalization. The Global Services 100 is a tool for buyers of business and technology services. The Global Services 100 survey is in association with neoIT, a consulting firm that specializes in services globalization.

iGATE also won the prestigious Performance Excellence Trophy in the IMC Ramakrishna Bajaj National Quality Award Criteria 2009 in the Service Category. This award is named after the Indian Industrialist Ramkrishna Bajaj who stressed on ethics in business, espoused business self-regulation and promoted consumer welfare. This award has created a niche for itself and is one of the most sought-after Awards in India.

iGATE’s HR practices have been acknowledged and rewarded at a number of HR Forums as follows:

•	Ranked No 2 in the Best Employer Survey 2009 conducted by Data Quest India’s leading IT Magazine in collaboration with International Data Corporation (“IDC”).

•	Winner of the Global HR Excellence Award for Innovative HR Practices 2009 by Asia Pacific HRM Congress.

•	Ranked No 2 in the “Best Companies to work for in India” study 2008 conducted jointly by Business Today- Mercer Human Resource Consulting—TNS Global.

•	Winner of the CNBC TV18 “Employer of Choice Awards”, survey conducted in collaboration with Watson Wyatt Worldwide and Jobstreet.com.

•	Ranked second in DataQuest-IDC’s annual survey of the top 20 best IT employers in India.

•	Selected to receive an ASTD (American Society for Training and Development) excellence in practice award in the career development category.

ITEM 1A.	RISK FACTORS

We operate in a rapidly changing economic and technological environment that presents numerous risks, many of which are driven by factors that we cannot control or predict. The following discussion, as well as the discussion in the “Critical Accounting Policies and Estimates” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained herein, highlights some of these risks. The risks described below are not the only risks we may face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may adversely affect our business, financial condition, operating results and/or cash flows.

Uncertain Global Economic Conditions may continue to adversely affect demand for our services.

Our revenue and gross margin depend significantly on general economic conditions and the demand for information technology services in the markets in which we operate. Economic weakness and constrained IT spending has resulted, and may result in the future, in decreased revenue, gross margin, earnings or growth rates. The global economic downturn in recent years has reduced, and may further reduce, demand for our services and has also caused clients to request additional price concessions, which could have a material adverse effect on our results of operations and cash flows. Economic downturns also may lead to restructuring actions and associated expenses. Uncertainty about future economic conditions makes it difficult for us to forecast operating results and to make decisions about future investments. Delays or reductions in IT spending could have a material adverse effect on demand for our products and services, and consequently the results of our operations and stock price.

Risks posed by climate change may materially increase our compliance costs and adversely impact our profitability.

Climate change vulnerability is posing new threats and opportunities in the economy. Climate change and measures adopted to address it can affect us, our clients and suppliers in myriad ways, depending on the nature and location of the businesses, the near-term capital expenditure needs, the regulatory environments where they operate and their strategic plans. Generally, climate risks and opportunities for companies and their investors fall into four categories:

•	Physical risk from climate change

•	Regulatory risks and opportunities related to existing or proposed green house gas (“GHG”) emissions limits

•	Indirect regulatory risks and opportunities related to products or services from high emitting companies

•	Litigation risks for emitters of greenhouse gases

Unmitigated climate change is likely to have severe physical impacts on companies with exposed assets or business operations including iGATE. Major environmental risks and liabilities can significantly impact future earnings.

iGATE is committed to establish itself as climate responsible organization which conducts its business in a sustainable fashion so as to optimize resources and energy utilization. We ultimately wish to achieve carbon neutrality and position ourselves in a low carbon growth path. As the first step of strategizing our action plan for climate change mitigation, we have undertaken carbon footprint estimation study which determines the GHG inventory covering all the facilities. Beginning in 2008, we began estimating our carbon footprint and GHG emissions, which are audited. For 2008, the overall GHG inventory stood at 28,434 tCO2 and the GHG emission intensity was 4.23 tCO2/ employee. The current year review is in progress. iGATE’s GHG emission intensity is one of the lowest among major Indian IT corporations which we expect to limit our litigation and regulatory risk. To the extent iGATE is unable to comply with applicable regulations related to climate change, and such failure to comply results in material increases in compliance costs or litigation expenses, those costs or expenses will have an adverse effect on our profitability.

If our clients are adversely affected by climate change or related compliance costs, this may reduce their spending and demand for our services, leading to a decrease in revenue.

In addition to emissions and climate change risks posed directly to iGATE, iGATE also has clients in varied industries such as financial services, insurance, banking, manufacturing, retail, media and entertainment and healthcare, among others. Some of the clients may be significantly affected by the climate change resulting in greater physical risk and impacting their operations. This may lead to a reduction of demand and loss of business from such clients, which would impact our business, results of operations, financial condition and cash flows.

Potential U.S. regulation of offshore outsourcing may increase compliance costs and adversely impact our ability to do business in the U.S.

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

International immigration and work permit laws may adversely affect our ability to deploy our workforce and provide services in accordance with our Global Delivery Model.

We have international operations in sixteen countries and recruit professionals on a global basis and, therefore, must comply with the immigration and work permit/visa laws and regulations of the countries in which we operate or plan to operate. As of December 31, 2009, 1,087 IT professionals, representing approximately 15.7% of our worldwide workforce are providing services under work permits/visas. Our inability to obtain sufficient work permits/visas on time due to the impact of these regulations, including any changes to immigration and work permit/visa regulations in particular jurisdictions, could have a material adverse effect on our business in effectively utilizing our Global Delivery Model and therefore impacting our results of operations, financial condition and cash flows.

Government taxation in India (including the failure to extend certain tax holidays could reduce our overall profitability).

iGS is an export-oriented company which, under the Indian Income Tax Act of 1961, is entitled to claim tax holiday for a period of ten consecutive years for each of the business unit in Software Technology Park (“STP”) with respect to export profits. Substantially all of the earnings of iGS are attributable to export profits. The majority of our STP units in India are currently entitled to a 100% exemption from Indian income tax and these tax holidays will be completely phased out by March 31, 2011. Under current Indian tax law, export profits after March 31, 2011 from our existing STP units will be fully taxable at the Indian statutory rate (33.99% as of December 31, 2009) in effect at such time. If the tax holidays relating to our Indian STP units are not extended or new tax incentives are not introduced that would effectively extend the income tax holiday benefits beyond March 31, 2011, we expect that our effective income tax rate would increase significantly beginning in calendar year 2011.

In anticipation of the complete phase out of the tax holidays on March 31, 2011, we expect to continue to locate a portion of our new development centers in areas designated as Special Economic Zones (“SEZs”). Development centers operating in SEZs will be entitled to certain income tax incentives for periods of up to 15 years. The Indian government has proposed certain interpretive positions regarding the tax incentives applicable to SEZs and has discussed making further changes in the SEZ policies which could be adverse to our operations. Certain of our development centers currently operate in SEZs and many of our future planned development centers are likely to operate in SEZs. A change in the Indian government’s policies affecting SEZs in a manner that adversely impacts the incentives for establishing and operating facilities in SEZs could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Government taxation in various countries may reduce our profitability.

The tax laws in various countries undergo constant changes which impact corporate businesses and profitability depending on the proposals. The current tax proposals in the U.S. and India may have an adverse impact if the existing tax incentives or tax credits are removed. For instance, under the Indian Income Tax Act of 1961, we can take the credit of the Minimum Alternate Tax (“MAT”) paid on the book profits in those years where there is no taxable income, by carrying forward to adjust it in the future period. Any future inability to use the MAT credit and carry forward of the unutilized credit as on date may significantly affect the profitability and cash flows. As of December 31, 2009, based on the existing tax laws, we have $7.5 of MAT credit available for carry forward.

We have transfer pricing arrangements among our subsidiaries in relation to various aspects of our business, including operations, marketing, sales and delivery functions. U.S. and Indian transfer pricing regulations, as well as regulations applicable in other countries in which we operate, require that any international transaction involving associated enterprises be on arm’s-length terms. We consider the transactions among our subsidiaries to be on arm’s-length terms. If, however, a tax authority in any jurisdiction reviews any of our tax returns and determines that the transfer prices and terms we have applied are not appropriate, we may incur increased tax liability, including interest and penalties, which would cause our tax expense to increase, possibly materially, thereby reducing our profitability and cash flows.

We are subject to ongoing tax audits in various jurisdictions. Tax authorities may disagree with our intercompany charges or other matters and assess additional taxes. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcomes of these audits, and the actual outcomes of these audits could have a material impact on our net income, financial condition and cash flows.

Wage increases in India and other countries where our competitive advantage is related to lower wage costs may adversely affect our cost structure.

We have a significant offshore presence in India where a majority of our technical professionals are located. In the past, the Indian economy has experienced many of the problems confronting the economies of developing countries, including high inflation and varying gross domestic product growth. Salaries and other related benefits constitute a major portion of our total cost. Most of our employees are based in India where our wage costs have historically been significantly lower than wage costs in the United States and Europe for comparably skilled professionals, and this has been one of our competitive advantages.

However, wage increases in India or other countries where we have our operations may prevent us from sustaining this competitive advantage and may negatively affect our profit margins and cash flows. We may need to increase the levels of our employee compensation more rapidly than in the past to retain talent. Unless we are able to continue to increase the efficiency and productivity of our employees, wage increases in the long term may reduce our profit margins.

Changes in tax law may require us to repatriate foreign earnings, increasing our effective tax rate and reducing profitability

Effective January 1, 2002, pursuant to Accounting Principles Board Opinion No. 23, “Accounting for Income Taxes-Special Areas,” (ASC Topic 740) we no longer accrue incremental U.S. taxes on all Indian earnings recognized in 2002 and subsequent periods as these earnings (as well as other foreign earnings for all periods) are considered to be indefinitely reinvested outside of the United States. While we have no plans to do so, events may occur in the future that could effectively force us to change our intent not to repatriate our foreign earnings. If we change our intent and repatriate such earnings, we will incur a dividend distribution tax for distribution from India, currently 17% under Indian tax law, and be required to pay United States corporate income taxes on such earnings which will be at a substantially a higher rate than our effective income tax rate in 2009. These potential increased taxes could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Our international operations subject us to increased exposure to foreign currency fluctuations.

We have international operations in sixteen countries and as we expand our international operations, more of our customers may pay us in foreign currencies. Transactions in currencies other than U.S. dollars (“USD”) subject us to fluctuations in currency exchange rates. Accordingly, changes in exchange rates between the USD and other currencies could have a material adverse effect on our revenues and net income, which may in turn have a negative impact on our business, operating results, financial condition and cash flows. The exchange rate between the USD and other currencies has changed substantially in recent years and may fluctuate in the future. We expect that a majority of our revenues will continue to be generated in USD for the foreseeable future and that a significant portion of our expenses, including personnel costs, as well as capital and operating expenditures, will continue to be denominated in other currencies such as Indian Rupees, Canadian dollars (“CAD”), Mexican Pesos, Australian dollars, British Pound (“GBP”), Euros, and Japanese Yen. Consequently, our results of operations may be adversely affected if other currencies appreciate against the U.S. dollar and an effective foreign exchange hedging program is not in place.

Hedging strategies, such as forward contracts and options related to transaction exposures that we have implemented or may implement to mitigate this risk may not reduce or completely offset our exposure to foreign exchange fluctuations.

Our international operations subject us to increased regulatory risks as well as difficulties in managing international operations.

We have international operations in sixteen countries. Our international IT and IT-enabled outsourcing development depend greatly upon business immigration and technology transfer laws in those countries, and upon the continued development of technology infrastructure. There can be no assurance that our international operations will be profitable or support our growth strategy. The risks inherent in our international business activities include:

•	unexpected changes in regulatory environments or failure to adhere to regulations that govern our clients’ businesses;

•	foreign currency fluctuations;

•	tariffs and other trade barriers;

•	difficulties in managing international operations; and

•	the burden of complying with a wide variety of foreign laws and regulations.

Our failure to manage growth, attract and retain personnel, manage major development efforts, profitably deliver services, or a significant interruption of our ability to transmit data via satellite, could have a material adverse impact on our ability to successfully maintain and develop our international operations and could have a material adverse effect on our business, operating results, financial condition and cash flows.

Our business could be adversely affected if we do not anticipate and respond to technology advances in our industry and our clients’ industries.

The IT and offshore outsourcing services industries are characterized by rapid technological change, evolving industry standards, changing client preferences and new product introductions. Our success will depend in part on our ability to develop IT solutions that keep pace with industry developments. There can be no assurance that we will be successful in addressing these developments on a timely basis or that, if these developments are addressed, we will be successful in the marketplace. In addition, there can be no assurance that products or technologies developed by others will not render our services noncompetitive or obsolete. Our failure to address these developments could have a material adverse effect on our business, operating results, financial condition and cash flows.

A significant number of organizations are attempting to migrate business applications to advanced technologies. As a result, our ability to remain competitive will be dependent on several factors, including our ability to develop, train and hire employees with skills in advanced technologies, breadth and depth of process and technology expertise, service quality, knowledge of industry, marketing and sales capabilities. Our failure to hire, train and retain employees with such skills could have a material adverse impact on our business. Our ability to remain competitive will also be dependent on our ability to design and implement, in a timely and cost-effective manner, effective transition strategies for clients moving to advanced architectures. Our failure to design and implement such transition strategies in a timely and cost-effective manner could have a material adverse effect on our business, operating results, financial condition and cash flows.

An inability to recruit and retain IT professionals will adversely affect our ability to deliver our services.

Our industry relies on large numbers of skilled IT employees, and our success depends upon our ability to attract, develop, motivate and retain a sufficient number of skilled IT professionals and project managers who possess the technical skills and experience necessary to deliver our services. Qualified IT professionals are in demand worldwide and are likely to remain a limited resource for the foreseeable future. There can be no assurance that qualified IT professionals will be available to us in sufficient numbers, or that we will be successful in retaining current or future employees. Failure to attract or retain qualified IT professionals in sufficient numbers may have a material adverse effect on our business, operating results, financial condition and cash flows. Historically, we have done much of our recruiting outside of the countries where the client work is located. Accordingly, any perception among our IT professionals, whether or not well founded, that our ability to assist them in obtaining temporary work visas and permanent residency status has been diminished, could lead to significant employee attrition.

The Company’s business could be materially adversely affected if the Company does not protect its intellectual property or if the Company’s services are found to infringe on the intellectual property of others.

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

A successful claim of product infringement against us or our failure or inability to license the infringed or similar technology could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our concentration of revenues in a limited number of clients may reduce revenues if these clients decrease their IT spending significantly.

Our revenues are highly dependent on clients primarily located in the North American region, as well as clients concentrated in certain industries. Economic slowdowns, changes in U.S. law and other restrictions or factors that affect the economic health of these industries may affect our business. In the year ended December 31, 2009, approximately 79.2% of our revenues were derived from customers located in the North American region. We have in the past derived, and may in the future derive, a significant portion of our revenues from a relatively limited number of clients. Our five largest clients represented approximately 70%, 61% and 55% of revenues for the years ended December 31, 2009, 2008 and 2007, respectively. Consequently, if our top clients reduce or postpone their IT spending significantly, this may lower the demand for our services and negatively affect our revenues and profitability. Further, any significant decrease in the growth of the financial services or other industry segments on which we focus may reduce the demand for our services and negatively affect our revenues, profitability and cash flows.

Our preferred vendor contracts may result in lower pricing for our services.

We are party to several “preferred vendor” contracts and we are seeking additional similar contracts in order to obtain new or additional business from large or medium-sized clients. Clients enter into these contracts to reduce the number of vendors and obtain better pricing in return for a potential increase in the volume of business to the preferred vendor. While these contracts are expected to generate higher volumes, they generally result in lower margins. Although we attempt to lower costs to maintain margins, there can be no assurance that we will be able to sustain margins on such contracts. In addition, the failure to be designated a preferred vendor, or the loss of such status, may preclude us from providing services to existing or potential clients, except as a subcontractor, which could have a material adverse effect on our business, operating results, financial condition and cash flows.

Early or unanticipated termination of client projects may result in a decrease in profitability if we have a higher number of unassigned IT professionals.

Most of our projects are terminable by the client without penalty. An unanticipated termination of a major project could result in the loss of substantial anticipated revenues and could require us to maintain or terminate a significant number of unassigned IT professionals, resulting in a higher number of unassigned IT professionals and/or significant termination expenses. The loss of any significant client or project could have a material adverse effect on our business, operating results, financial condition and cash flows.

Continued pricing pressures may reduce our revenues.

We market our service offerings to large and medium-sized organizations. Generally, the pricing for the projects depends on the type of contract:

•	Fixed Price Contracts—Contracts based upon deliverables and/or achieving of project milestones, pricing is based on a fixed price.

•	Time and Material Contracts—Contract payments are based on the number of consultant hours worked on the project.

•	AMO Contracts—Contracts with no stated deliverables and having a designated workforce, the pricing is based on fixed periodic payments.

•	Some process outsourcing contracts provide pricing per transaction.

Customers typically have the right to cancel contracts with minimal notice. Contracts with deliverables or project milestones can provide for certain penalties if the deliverables or project milestones are not met within contract timelines.

The intense competition and the changes in the general economic and business conditions can put pressure on us to change our prices. If our competitors offer deep discounts on certain services or provide services that the marketplace considers more valuable, we may need to lower prices or offer other favorable terms in order to compete successfully. Any such changes may reduce margins and could adversely affect operating results and cash flows.

Any broad-based change to our prices and pricing policies could cause revenues to decline or be delayed as our sales force implements and our customers adjust to the new pricing policies. Some of our competitors may bundle software products and services for promotional purposes or as a long-term pricing strategy or provide guarantees of prices and product implementations. These practices could, over time, significantly constrain the prices that we can charge for certain services. If we do not adapt our pricing models to reflect changes in customer use of our services or changes in customer demand, our revenues and cash flows could decrease.

If we do not accurately estimate the resources necessary to complete fixed-price projects, our costs may increase significantly for those projects, which would adversely impact profitability. Fixed-price contracts may also commit us to unfavorable terms, which could impact profitability.

We undertake some projects billed on a fixed-price basis. We recognize revenue from these contracts on a proportional performance basis, which is different from our principal method of billing, the time-and-material basis. Failure to accurately estimate the resources or time required to complete a fixed price project or to maintain the required quality levels or any unexpected increase in cost due to increase in employee cost or failure to complete such projects within budget would expose us to risks associated with cost overruns. This could have a material adverse effect on our business, operating results, financial condition and cash flows.

Our quarterly operating results are subject to significant variations.

Our revenues and operating results are subject to significant variations from quarter to quarter depending on a number of factors, including the timing and number of client projects commenced and completed during the quarter, the number of working days in a quarter, employee hiring, attrition and utilization rates and the mix of time-and-material projects versus fixed price deliverable projects and maintenance projects during the quarter. We recognize revenues on time-and-material projects as the services are performed, while revenues on fixed price deliverable projects are recognized using the proportional performance method. Contracts with no stated deliverables, with a designated workforce assigned, recognize revenues on a straight-line basis over the life of the contract. Although fixed price deliverable projects have not contributed significantly to revenues and profitability to date, operating results may be adversely affected in the future by cost overruns on fixed price deliverable projects. Because a high percentage of the expenses are relatively fixed, variations in revenues may cause significant variations in operating results. Additionally, periodically our cost increases due to both the hiring of new employees and strategic investments in infrastructure in anticipation of future opportunities for revenue growth.

If we are unable to acquire and effectively integrate additional businesses, we may not be able to execute our growth strategy.

We plan to continue to expand our operations gradually through the acquisition of, or investment in, additional businesses and companies in order to seek opportunities to add or enhance our services, to enter into new markets or to strengthen our global presence. We may be unable to identify businesses that complement our strategy for growth. If we do succeed in identifying a company with such a business, we may not be able to proceed to acquire the company, its relevant business or an interest in the company for many reasons, including:

•	a failure to agree on the terms of the acquisition or investment;

•	our incompatibility with the management of the company which we wish to acquire or invest;

•	competition from other potential acquirers;

•	a lack of capital to make the acquisition or investment; and

•	unwillingness of the company to partner with us.

There can be no assurance that we will be able to profitably manage additional businesses or successfully integrate any acquired businesses without substantial expenses, delays or other operational or financial problems. Further, acquisitions may involve a number of special risks, including diversion of management’s attention, failure to retain key acquired personnel, unanticipated events or circumstances and legal liabilities and amortization of acquired intangible assets, risk that businesses we acquire may lose customers, some or all of which could have a material adverse effect on our business, operating results, financial condition and cash flows.

Client satisfaction or performance problems at a single acquired firm could have a material adverse impact on our reputation as a whole. In addition, there can be no assurance that acquired businesses, if any, will achieve anticipated revenues and earnings. Our failure to manage our acquisition strategy successfully could have a material adverse effect on our business, operating results, financial condition and cash flows.

Our short-term instruments are subject to general credit, liquidity, and interest rate risk.

We maintain an investment portfolio of various short-term instruments. The investments are subject to general credit, liquidity, and interest rate risk and these risks are heightened in the current economic environment. As of December 31, 2009, our short term investments were $67 million and investment income for the year ended December 31, 2009 was $3.4 million.

If we do not effectively manage our anticipated expansion growth by continuing to implement systems enhancements and other improvements, our ability to deliver quality services may be adversely affected.

We had experienced significant growth in our operations in the last five years, however, our revenues have dropped this year due to the economic downturn. The situation is improving now with sequential quarter on quarter revenue growth in the last three quarters of the current year. The global economy continues to be fragile and there is no guarantee that the current growth would continue. This uncertainty places significant demands on our management, and our operational and financial infrastructure. If we do not effectively manage our growth, the quality of our services may suffer thereby negatively affecting our brand and operating results. Our anticipated expansion and growth in international markets heightens these risks as a result of the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute systems, regulatory systems and commercial infrastructures. To effectively manage this growth, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. These systems enhancements and improvements will require significant capital expenditures and management resources. Failure to implement these improvements could impact our ability to manage our growth and our financial position.

If we fail to maintain and enhance the iGATE brand, and the competitive advantages it affords us, demand for our services may be adversely affected.

The brand identity that we have developed has contributed to the success of our business. Maintaining and enhancing the “iGATE” brand is critical to expanding our customer base and other strategic partners. We believe that the importance of brand recognition will increase due to the relatively low barriers to entry in the IT and IT-enabled services market. Maintaining and enhancing our brand will depend largely on our ability to be a technology pioneer and continue to provide high-quality services, which we may not do successfully. If we fail to maintain and enhance the “iGATE” brand, or if we incur excessive expenses in this effort, our business, operating results, financial condition and cash flows will be materially and adversely affected.

If our infrastructure investments do not coincide with increased growth in our business, our profitability may be adversely affected.

Our business model includes developing and operating global development centers in order to support our Global Delivery Model. We have global development centers located in Australia, Mexico, Canada, the U.S. and India. We are in the process of expanding our global development center in Bangalore, Chennai and Hyderabad, all located in India. We are developing these facilities in expectation of increased growth in our business. If our business does not grow as expected, we may not be able to benefit from our investment in this and other facilities, thereby incurring fixed cost, which will likely reduce our profitability.

The market price of our shares may continue to be volatile

The market price of our shares may continue to be unstable or unpredictable due to market conditions and other factors some of which are beyond our control. Factors affecting the market price of our shares are:

•	Fluctuations in our quarterly or annual operating results;

•	Loss of one or more significant clients;

•	Loss of one or more key management personnel;

•	Natural disasters or any other events affecting the countries where we or our clients have operations; and

•	Changes in financial estimates by securities research analysts.

The concentration of common stock ownership in founders may lead to conflicts of interest between us and the founders.

Sunil Wadhwani and Ashok Trivedi, the co-founders of iGATE, own approximately 56% of our outstanding common stock as of January 31, 2010. Accordingly, Messrs. Wadhwani and Trivedi together currently have sufficient voting power to elect all the members of the Board of Directors and to effect transactions without the approval of our other public shareholders, except for those limited transactions that require a supermajority vote under our bylaws or articles of incorporation.

On October 20, 2009, the Board of Directors approved the filing of a shelf registration statement on Form S-3 permitting the co-founders to sell up to 4,000,000 shares from time to time, in the open market or otherwise, in order to diversify their holdings for estate planning purposes. No assurance as to whether or when the offering will be completed or the exact number of shares which will be sold by the co-founders can be given. iGATE will not receive any proceeds from the sale of shares. Following completion of this offering, it is expected that Messrs. Wadhwani and Trivedi will collectively own approximately 49% of our outstanding common stock, and will retain significant stock ownership and influence in respect of matters requiring shareholder approval, and their interests may from time to time diverge from our interests. Our Audit Committee consists of independent directors and addresses certain potential conflicts of interest and related party transactions that may arise between us and our directors, officers or our other affiliates. However, there can be no assurance that any conflicts of interest will be resolved in our favor.

The loss of the services of key members of our Senior Leadership Team would have an adverse impact on our business.

Our success is highly dependent on the efforts and abilities of our Chief Executive Officer, Phaneesh Murthy and senior management team. These personnel possess business and technical capabilities that are difficult to replace. Although each executive has entered into employment agreements containing non-competition, non-disclosure and non-solicitation covenants, these contracts do not guarantee that they will continue their employment with us or that such covenants will be enforceable. If we lose the service of any of the key executives, we may not be able to effectively manage our current operations and meet our ongoing and future business challenges and this may have a material adverse effect on our business, operating results, financial condition and cash flows.

Our engagements may result in potential liability to our clients, which would have an adverse impact on our business.

Many of our engagements involve projects that are critical to the operations of our clients’ businesses and provide benefits that may be difficult to quantify. Although we attempt to contractually limit our liability for damages arising from errors, mistakes, omissions or negligent acts in rendering our services, there can be no assurance that our attempts to limit liability will be successful. Our failure or inability to meet a client’s expectations in the performance of our services could result in a material adverse change to the client’s operations and therefore could give rise to claims against us or damage our reputation, adversely affecting our business, operating results, financial condition and cash flows.

We may also be liable to our clients for damages caused by disclosure of confidential information of the client. We are often required to collect and store sensitive and confidential data of the client to perform the services under the contract. If any of our current or former employees misappropriates a client’s sensitive or confidential data or if we do not adapt to the latest changes in the data protection legislation, we could be subject to significant liability to our clients.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

Information regarding the principal properties owned and leased by the Company and its subsidiaries as of December 31, 2009 is set forth below:

Location	Principal Use	Approximate Square Footage
Fremont, California	Corporate headquarters, management administration, human resources, sales, marketing and development center	6,300
Bangalore, India	iGS Whitefield campus and offshore development center	470,000
Chennai, India	iGS offshore development center	91,000
Hyderabad, India	iGS offshore development center	75,000
Noida, India	iGS offshore development center	80,000
Guadalajara, Mexico	iGS offshore development center	10,000
Ontario, Canada	iGS offshore development center	3,200
Ballarat, Australia	iGS offshore development center	3,100

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

There were no matters submitted to a vote of shareholders during the fourth quarter of 2009.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ National Market under the ticker symbol “IGTE”. The following table sets forth, for the periods indicated, the range of high and low closing sale prices for iGATE’s common stock as reported on the NASDAQ National Market.

	High	Low
2009
First Quarter	$7.39	$2.13
Second Quarter	6.62	3.00
Third Quarter	8.55	6.28
Fourth Quarter	$10.13	$8.39

2008
First Quarter	$8.43	$6.48
Second Quarter	8.69	6.28
Third Quarter	11.44	6.80
Fourth Quarter	$8.74	$4.32

On January 29, 2010, we had 125 registered holders of record of our Common Stock.

We currently have no program regarding the purchase of our Common Stock.

On January 20, 2010, the Board of Directors of the Company declared an annual cash dividend for the year ended December 31, 2009 of $0.11 per share payable to the shareholders of record as of February 26, 2010, with the payment date of March 15, 2010. On January 21, 2009, the Board of Directors declared an annual cash dividend for the year ended December 31, 2008 of $0.11 per share payable to the shareholders of record as on February 28, 2009, which was paid on March 16, 2009.

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)
Income Statement Data:
Revenues	$193,099	$218,798	$201,734	$170,414	$139,516
Gross margin	75,406	82,357	65,112	48,037	42,162
Restructuring charges (recovery)(2)	—	—	769	(2,507)	—
Goodwill impairment(3)	—	—	1,950	—	—
Income (loss) from operations	32,391	27,682	9,483	(266)	(5,118)
Interest Income, net	3,353	2,568	3,834	3,050	1,953
Other (expense) income, net	(6,584)	93	2,106	528	(2,203)
Equity in income of affiliated companies	—	2	29	317	338
(Loss) gain on venture investments and affiliated companies, net(4)	—	—	(193)	578	(2,149)

Income (loss) from continuing operations before income taxes	29,160	30,345	15,259	4,207	(7,179)
Income tax provision(benefit)	585	675	1,767	1,597	(1,468)

Income (loss) from continuing operations	28,575	29,670	13,492	2,610	(5,711)
Income from discontinued operations, net of income taxes(1)	—	1,605	5,085	6,846	12,941

Net income	28,575	31,275	18,577	9,456	7,230
Less: Net income attributable to the noncontrolling interest	—	371	2,992	752	261

Net income attributable to iGATE	$28,575	$30,904	$15,585	$8,704	$6,969

Net earnings per common share, Basic:
Earnings (loss) from continuing operations per share attributable to iGATE	$0.52	$0.54	$0.20	$0.03	$(0.11)
Earnings from discontinued operations per share attributable to iGATE	$—	$0.03	$0.09	$0.13	$0.24

Net earnings—Basic attributable to iGATE	$0.52	$0.57	$0.29	$0.16	$0.13

Net earnings per common share, Diluted:
Earnings (loss) from continuing operations per share attributable to iGATE	$0.51	$0.53	$0.20	$0.03	$(0.11)
Earnings from discontinued operations per share attributable to iGATE	$—	$0.03	$0.09	$0.13	$0.24

Net earnings—Diluted attributable to iGATE	$0.51	$0.56	$0.29	$0.16	$0.13

Weighted average common shares, basic	55,114	54,608	53,768	53,400	52,530

Weighted average common shares, diluted	55,951	55,451	53,972	53,278	52,734

Cash dividends declared per share	$0.11	$—	$—	$—	$—

Balance Sheet Data:
Cash and cash equivalents	$29,565	$30,878	$46,655	$46,077	$40,371
Short-term investments	67,192	34,601	25,295	31,826	30,798
Working capital(5)	104,112	74,497	93,617	111,931	100,912
Total assets	228,160	189,893	216,798	191,161	177,802
Noncontrolling interest	—	—	6,437	14,372	14,098
iGATE shareholders’ equity	$191,318	$146,072	$155,966	$133,351	$117,672

(1)	On September 4, 2008, the Board of Directors authorized management to utilize a tax-free separation for the divestiture of iGATE Professional Services and declared a stock dividend consisting of 1 share of Mastech for each 15 shares of iGATE. On September 30, 2008, we completed the spin-off of Mastech. On July 31, 2008, we completed the sale of iCRI. In December 2007 we sold jobcurry Systems Private Ltd.

(2)	In 2007, we incurred $0.8 million related to the restructuring of our Shared Services segment. In 2006, we reversed $2.5 million of our 2004 restructuring reserve related to our United Kingdom operation.
(3)	In 2007, we incurred $2.0 million in total charges related to goodwill impairment in our subsidiary iGATE Global Solutions.
(4)	In 2007, we recorded an impairment charge of $0.6 million on our investment in Concours, which was offset by a gain of $0.4 million from an escrow account related to a prior sale of a business. In 2006, we sold our investment in Brainbench for $0.6 million. In 2005, we recorded an impairment charge of $2.4 million on our investment, which was offset by a gain of $0.3 million on the remaining shares of stock of ScanSoft (f/n/a Speechworks, Inc).
(5)	Working capital represents current assets less current liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

iGATE Corporation (“iGATE” or “the Company”) is a leading provider of Information Technology (“IT”) and IT enabled operations offshore outsourcing solutions services to large and medium-size organizations. iGATE provides end-to-end business solutions that leverage technology thus enabling its clients to enhance business performance.

On July 31, 2008, the Company completed the sale of iGATE Clinical Research International Inc and iGATE Clinical Research International Private Limited (collectively, “iCRI”), its clinical research business, and on September 30, 2008, the Company completed the spin-off of its Professional Services business segment (“iPS”). In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (ASC Topic 360), the assets and liabilities, results of operations and cash flows of iCRI and iPS have been classified as discontinued operations in the consolidated financial statements for all periods presented through the date of sale and spin-off. Cash flows of iCRI and iPS have been segregated in the consolidated statement of cash slows as separate line items within operating, investing and financing activities.

Industry Background

The rise of global service providers has enabled companies to reduce costs and improve productivity. This growth has been driven by numerous factors, including the broad adoption of global communications, increased competition from globalization, and the organization and availability of highly-trained offshore workforces. While many of the initial global providers focused on IT services, numerous other players have arisen to offer business services as well, including BPO. According to International Data Corporation (“IDC”), a global market intelligence firm, the worldwide services industry, which includes both IT and business services, is projected to grow from $807.2 billion in 2008 to over $976.1 billion by 2013.

IT and business services are typically managed as separate offerings by service providers. The two offerings have very different workflows and infrastructure requirements. Additionally, whereas IT services require highly trained professionals, many offshore business services, such as BPO, generally require only graduates with foreign language skills. As a result, many large service providers, who offer both IT and business services, manage them through separate internal organizations. Many clients have also separated these functions. Unfortunately, this separation often results in competing interests between IT and business operations.

As global services has become mainstream, many clients are now seeking tighter integration of their IT and business processes to maintain differentiation and cost effectiveness. Additionally, as most BPO services depend upon client technology and infrastructure, many BPO clients are seeking to outsource their IT services as well. We believe that this demand will require global service providers to offer converged IT and business solutions. We believe that those providers who are experts in their clients’ IT and businesses processes and who can best deliver converged services using a combination of onsite and offshore professionals will most benefit from these industry trends.

Economic Trends and Outlook

According to a forecast from IDC in December 2009, worldwide IT spending will grow by 3.2% in 2010, returning the industry to 2008 spending levels of about $1.5 trillion. In broad terms, hardware, software and services spending will each grow in the 2-4% range, with hardware experiencing the most notable gains after a particularly difficult 2009.

According to Gartner Inc., an IT research and advisory company, the IT Services industry with worldwide IT spending forecast to total $816 billion in 2010, a 4.5 % increase from 2009 revenue of nearly $781 billion.

With a global economic recovery widely anticipated, modest growth in IT spending is expected. The industry is aggressively pursuing innovations that it expects to stimulate demand beyond such modest growth. A majority of our business comes from the United States and Canada. The situation has improved now with quarter on quarter revenue growth in the last three quarters of the current year. We believe that our business model is somewhat diversified, both geographically and operationally—we serve both IT and IT enabled solutions. We believe our strategy of a global delivery model positions us well to provide a greater breadth of services in catering to market needs and opportunities.

Critical Accounting Policies and Estimates

The following explains our most critical accounting policies and estimates. See Note 1 to our Consolidated Financial Statements set forth on pages 46 to 53 of this Form 10-K for a complete description of our significant accounting policies.

Revenue Recognition

Revenue is recognized when we have persuasive evidence of an arrangement, services have been rendered, the fee is fixed or determinable and collectability is reasonably assured. We consider revenue to be determinable when the services have been provided in accordance with the agreement. When the terms of the agreement specify level parameters that must be met, we monitor such service level parameters and determine if there are any service credits or penalties that we need to account for. Revenue is recognized net of any service credits that are due to a client and net of value-added taxes and includes reimbursements of out-of- pocket expenses, with the corresponding out-of- pocket expenses included in cost of revenue.

We recognize revenue on time-and-material contracts as the services are performed. Time-and-material contracts typically bill at an agreed upon hourly rate. We also derive revenues from fixed-price contracts using the proportional performance method where the price for an entire project is agreed upon for a predetermined fee before the project starts. The pattern of performance on these contracts closely resembles the time spent by our employees and therefore efforts-expended, measured based on the cost of the employee’s time, is used as a measure for the proportion of services rendered in relation to the total services expected to be rendered, We also recognize revenues on a straight-line basis over the life of the contract for contracts with no stated deliverables but with a designated workforce and bill customers based on a transaction fee basis. Revenue from these unit prices contracts are recognized on rendering of the services as per the terms of the contract.

The use of the proportional performance method requires significant judgment relative to estimating the number of hours or days required to complete the contracted scope of work, including estimates and assumptions relative to the length of time to complete the project and the nature and complexity of work to be performed. Our project delivery personnel continually review the labor hours incurred and the estimated total labor hours, which may result in revisions to the amount of recognized revenue for the contract. Changes in estimates are accounted for in the period of change. Any estimation process, including that used in preparing contract accounting models, involves inherent risk. We reduce the inherent risk relating to revenue and cost estimates through approval and monitoring processes. Risks relating to service delivery, usage, productivity and other factors are considered in the estimation process.

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

In evaluating these factors above, management presumes a decline in value to be other-than-temporary if the fair value of the security is 20% or more below the investment’s carrying value for a period of six months or more (the “20% criteria”). However, the presumption of an other-than-temporary decline in these instances may be overcome if there is persuasive evidence indicating that the decline is temporary in nature (e.g., strong operating performance of investee, historical volatility of investee, etc.). Additionally, there may be instances where impairment losses are recognized even if the 20% criterion is not satisfied (e.g., plan to sell the security in the near term and the fair value is below the Company’s carrying basis). In 2007, the Company recorded an impairment of its remaining investment in Concours, Inc. of $0.6 million. There were no impairments recorded in 2009 or 2008.

Allowance for Uncollectible Accounts

Accounts receivables are reviewed periodically to determine the probability of loss. The allowance for uncollectible accounts is determined using the combination of the specific identification method for balances deemed uncollectible, as well as judgments made by the Company based upon historical and expected collection experience.

Goodwill and intangible assets

Goodwill is not amortized but is reviewed for impairment annually or more frequently if indicators arise. The evaluation is based upon a comparison of the estimated fair value to the carrying value of the assets and liabilities. The fair values used in this evaluation are estimated based upon the Company’s market capitalization and the discounted future cash flow analysis. These cash flow projections are based upon a number of estimates and assumptions including operating results, business plans and future cash flows. Intangible assets are initially valued at fair market value using generally accepted valuation methods appropriate for the type of intangible asset. Intangible assets with definite lives are amortized over the estimated useful lives and are reviewed for impairment, if indicators of impairment arise such as termination of contracts with customers, restructuring actions or plans or downward revisions to forecasts. The evaluation of impairment is based upon a comparison of the carrying amount of the intangible asset to the estimated future undiscounted net cash flows expected to be generated by the asset. If estimated future undiscounted cash flows are less than the carrying amount of the asset, the asset is considered impaired. The impairment expense is determined by comparing the estimated fair value of the intangible asset to its carrying value, with any shortfall from fair value recognized as an expense in the current period. Amortization of the Company’s definite lived intangible assets is computed using the straight-line method over the estimated useful lives of the assets.

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

Derivative instruments and hedging activities

The Company purchases forward foreign exchange contracts/option contracts (derivatives) to mitigate the risk of changes in foreign exchange rates on forecasted intercompany transactions denominated in certain foreign currencies CAD, GBP etc. and recognizes all of its derivative instruments as either assets or liabilities in the statement of financial position at fair value in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (ASC Topic 815). All the derivative contracts are entered into by the Indian subsidiary whose functional currency is Indian Rupee.

The Company designates derivative contracts as cash flow hedges if they satisfy the criteria for hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (ASC Topic 815). Changes in fair values of derivatives designated as effective cash flow hedges are deferred and recorded as a component of accumulated other comprehensive income (losses), net of taxes, until the hedged transactions occur and are then recognized in the Consolidated Statements of Income and are included in other income (expense), net. Changes in fair value of derivatives not designated as effective hedging instruments and the ineffective portion of derivatives designated as cash flow hedges are recognized in the Consolidated Statements of Income and are included in other income (expense), net. Such gains / (losses) are recognized in the Consolidated Statement of Income in other income (expense), net.

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

In all situations in which hedge accounting is discontinued and the derivative is retained, the Company continues to carry the derivative at its fair value on the balance sheet and recognizes any subsequent change in its fair value in the Consolidated Statement of Income. When it is probable that a forecasted transaction will not occur, the Company discontinues hedge accounting and recognizes immediately in the Consolidated Statement of Income.

Stock-based compensation

Effective January 1, 2006 we adopted revised Statement of Financial Accounting Standards No. 123, Share-Based Payment, (“SFAS 123(R)”) (ASC Topic 718). The standard requires all share-based payments, including grants of stock options, restricted stock units and employee stock purchase rights, to be recognized in our financial statements based on their respective grant date fair values. Under this standard, the fair value of each employee stock option and employee stock purchase right is estimated on the date of grant using an option pricing model that meets certain requirements.

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

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant items subject to such estimates and assumptions include the useful lives of property and equipment, carrying amount of property and equipment, intangibles and goodwill, valuation allowance for receivables and deferred tax assets, valuation of derivative instruments, valuation of share-based compensation, assets and obligations related to employee benefits, income tax uncertainties and other contingencies and commitments. Management believes that the estimates used in the preparation of the consolidated financial statements are prudent and reasonable. Although these estimates are based upon management’s best knowledge of current events and actions, actual results could differ from these estimates.

Results of Operations from Continuing Operations for the Year Ended December 31, 2009 as Compared to the Year Ended December 31, 2008:

	Year Ended December 31,
	2009	2008
Revenues	$193,099	$218,798
Cost of revenues (exclusive of depreciation and amortization)	117,693	136,441

Gross margin	75,406	82,357
Selling, general and administrative	35,433	45,327
Depreciation and amortization	7,582	9,348

Income from operations	32,391	27,682
Interest income, net	3,353	2,568
Other (expense) income, net	(6,584)	93
Equity in income of affiliated companies	—	2

Income from continuing operations before income taxes	29,160	30,345
Income tax expense	585	675

Income from continuing operations	28,575	29,670
Less: Noncontrolling interest	—	371

Income from continuing operations attributable to iGATE	$28,575	$29,299

Revenues for the year ended December 31, 2009 were $193.1 million, a decrease of $25.7 million or 11.7%, as compared to $218.8 million for the year ended December 31, 2008. Our revenue decrease for the periods presented is directly attributable to a combination of pricing pressure, volatility in currency markets, movement of work from onsite to offshore and weak economic conditions resulting in customer insolvencies. There was an increase in average billable headcount from 5,948 for the year ended December 31, 2008 to 6,055 for the year ended December 31, 2009. However, the increased average headcount has not resulted in an increase in revenue for the whole year as the major additions to the headcount was in the fourth quarter of the year. We added 530 employees in the fourth quarter. The average blended realization rate reduced by 13.1%, due to pricing pressure and volatility in currency markets reduced by 2.4%, in the year ended December 31, 2009 over the year ended December 31, 2008 which was partly offset by 3.8% due to an increased volume in 2009. The offshore work increased from 85.0% to 87.1% in 2009 as compared to 2008, reducing overall revenue, as the offshore rates are lower compared to onsite rates. Our top five customers accounted for 70.2% and 60.9% of the revenue for the year ended December 31, 2009 and 2008, respectively.

The gross margin as a percentage of revenues (“gross margin percentage”) was 39.1% for the year ended December 31, 2009, as compared to 37.6% for the year ended December 31, 2008. Increase in gross margin percentage was primarily on account of improved utilization and strengthening of the US dollar against other currencies. The utilization rate increased to 85.4% for the year ended December 31, 2009 as compared to 81.9% for the year ended December 31, 2008. The gross margin increased due to favorable impact of the strengthening of the US dollar against other currencies by 1.4% of revenues. The strengthening of the US dollar impacts the gross margin favorably because most of the revenue is generated in the US dollar whereas expenses are incurred in currency other than the US dollar.

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

S,G&A costs for the year ended December 31, 2009 were $35.4 million or 18.3% of revenues, as compared to $45.3 million or 20.7% of revenues for the year ended December 31, 2008. Our net employee costs decreased approximately $7.4 million in 2009 as compared to 2008, comprised mainly of lower salaries $3.6 million, performance bonus $1.5 million, travel related expenses $ 1.0 million, recruitment expenses $0.7 million and other employee related expenses $0.6 million. Our net corporate costs decreased by $2.5 million due to decrease in bad debt expense, marketing costs, accounting, legal & professional fees and insurance. Our facilities costs remained approximately the same with an increase in rental expense of $0.2 million being offset by a decrease in communication related expenses. The decrease in S,G&A cost includes favorable impact of the strengthening of the US dollar against other currencies amounting to $2.5 million.

Depreciation and amortization cost in 2009 was $7.6 million or 3.9% of revenue, as compared to $9.3 million or 4.3% of revenue in 2008 representing a decrease of $1.7 million. The decrease in depreciation cost includes favorable impact of the strengthening of the US dollar against other currencies amounting to $0.8 million. No significant additions have been made in the 2009, but there were some assets whose depreciable life has ended in 2009, thereby reducing the depreciation expense for the year.

Operating income percentage was 16.8% for the year ended December 31, 2009 as compared to 12.7% for the year ended December 31, 2008. The increase in operating income percentage was mainly due to an increase in gross margins and favorable currency movements of other currencies against the US dollar. The gross margin increased by 1.5%, the S,G&A and depreciation and amortization costs decreased by 2.4% and 0.3%, respectively as a percentage of revenue.

In 2009, our investment income totaled $3.4 million as compared to $2.7 million for 2008. The increase was due to an increase in cash and cash equivalents and short term investment from $65.5 million on December 31, 2008 to $96.8 million on December 31, 2009. The net investments increased by $13.7 million for the year ended December 31, 2009 as compared to December 31, 2008.

Other expense is primarily comprised of realized loss on our hedges amounting to $7.6 million of realized loss on our hedges for the year ended December 31, 2009 as compared to $4.6 million for the year ended December 31, 2008. The increase in hedge loss is due to unfavorable currency movements. We recognized $0.1 million of favorable foreign currency gain related to our intercompany debt in India as compared to $3.7 million of favorable foreign currency translation gain related to intercompany debt in India. As of December 31, 2009, all of our outstanding forward contracts met the qualifying criteria to receive hedge accounting.

During the year ended December 31, 2009, we received $0.4 million of cash from an escrow account related to the prior sale of a business. The cash received was recognized as other income. During the year ended December 31, 2008 there was a gain of $0.4 million on termination of land sale contract.

Federal income taxes, calculated at the U.S. statutory rate, totaled $9.9 million and $10.6 million for the years ended December 31, 2009 and 2008, respectively. State income taxes, which totaled $0.1 million and $0.1 million for the year ended December 31, 2009 and 2008, respectively, were calculated using a blended statutory rate, and are net of federal income tax benefit. Our income tax provision was $0.6 million at an effective rate of 2.0% for the year ended December 31, 2009. Our income tax provision was a benefit of $0.7 million at an effective rate of 2.2% for the year ended December 31, 2008.

Several items caused variations from our statutory tax provision. iGS is eligible to claim a tax holiday on the majority of its operating income through March 31, 2011. Taxable income for determining the income tax provision of iGS includes non operating income, such as interest income and capital gains income and operating income of one of its units for which the tax holiday has expired. The tax holiday and foreign taxes have resulted in a benefit of $9.9 million and $8.6 million for the year ended December 31, 2009 and 2008, respectively.

Other variations typically arise because certain expenses or benefits recorded in our financial statements are either limited or disallowed when calculating our income tax provision. Certain expenses such as meals and entertainment are limited for income tax purposes. Losses in the current year will offset future taxable income. The impact of the limited or disallowed items and benefit of losses discussed above was $0.4 million and $(1.5) million for the year ended December 31, 2009 and 2008, respectively.

Noncontrolling interest expense was $0.4 million for the year ended December 31, 2008 and relates to the noncontrolling interest portion of the income of iGS.

Results of Operations from Continuing Operations for the Year Ended December 31, 2008 as Compared to the Year Ended December 31, 2007:

	Year Ended December 31,
	2008	2007
Revenues	$218,798	$201,734
Cost of revenues (exclusive of depreciation and amortization)	136,441	136,622

Gross margin	82,357	65,112
Selling, general and administrative	45,327	42,471
Depreciation and amortization	9,348	10,439
Restructuring charges	—	769
Goodwill impairment	—	1,950

Income from operations	27,682	9,483
Interest income, net	2,568	3,834
Other income, net	93	2,106
Equity in income of affiliated companies	2	29
Loss on venture investments and affiliated companies, net	—	(193)

Income from continuing operations before income taxes	30,345	15,259
Income tax expense	675	1,767

Income from continuing operations	29,670	13,492
Less: Noncontrolling interest	371	2,992

Income from continuing operations attributable to iGATE	$29,299	$10,500

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

The gross margin as a percentage of revenues (“gross margin percentage”) was 37.6% for the year ended December 31, 2008, as compared to 32.3% for the year ended December 31, 2007. The increase in gross margin percentage was largely attributable to an increase in realized rates for offshore and onsite work and improved utilization. The average onsite and offshore rates improved by 5.0% and 1.5%, respectively, in the year ended December 31, 2008 over the year ended December 31, 2007. The volume of work done offshore increased from 76.5% to 78.2%.

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

In June 2007, we recorded a goodwill impairment charge of approximately $2.0 million, related to our July 2006 acquisition of LoanPro. This impairment charge was not considered as part of our discussion of S,G&A cost and was recorded as a separate line item on our Consolidated Statements of Income.

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

In 2008, our investment income totaled $2.7 million as compared to $3.9 million for 2007. The decrease was due to a decrease in cash and cash equivalents and short term investment from $72.0 million in December 31, 2007 to $65.5 million in December 31, 2008. The decrease in cash was due to $30.8 million used to purchase shares from noncontrolling shareholders in iGS. In 2008, we recognized $3.7 million of favorable foreign currency gain related to our intercompany debt in India which was offset by $4.6 million of realized loss on our hedges. In 2007, we recognized $0.3 million of unfavorable foreign currency translation losses related to our intercompany debt with India which was offset by $2.4 million of realized gain on our hedges. As of December 31, 2008, all of our outstanding forward contracts met the qualifying criteria to receive hedge accounting.

During the year ended December 31, 2008 there was a gain of $0.4 million on termination of land sale contract. During June 2007 we took an investment write off for $0.6 million.

Federal income taxes, calculated at the U.S. statutory rate, totaled $10.6 million and $5.3 million for the year ended December 31, 2008 and 2007, respectively. State income taxes, which totaled $0.1 million and $0.1 million for the year ended December 31, 2008 and 2007, respectively, were calculated using a blended statutory rate, and are net of federal income tax benefit. Our income tax provision was $0.7 million at an effective rate of 2.2% for the year ended December 31, 2008. Our income tax provision was a benefit of $1.8 million at an effective rate of 11.6% for the year ended December 31, 2007.

Several items caused variations from our statutory tax provision. iGS is eligible to claim a tax holiday on the majority of its operating income through March 31, 2011. Taxable income for determining the income tax provision of iGS includes non operating income, such as interest income and capital gains income and operating income of one of its units for which the tax holiday has expired. The tax holiday and foreign taxes have resulted in a benefit of $8.6 million and $4.7 million for the twelve months ended December 31, 2008 and 2007, respectively.

Other variations typically arise because certain expenses or benefits recorded in our financial statements are either limited or disallowed when calculating our income tax provision. Certain expenses such as meals and entertainment are limited for income tax purposes. Losses in the current year will offset future taxable income. The impact of the limited or disallowed items and benefit of losses discussed above was $(1.5) million and $1.0 million for the year ended December 31, 2008 and 2007, respectively.

Noncontrolling interest expense was $0.4 million for the year ended December 31, 2008 and relates to the noncontrolling interest portion of the income of iGS. Noncontrolling interest expense was $3.0 million for the year ended December 31, 2007 also related to the income of iGS. This has reduced due to the acquisition of noncontrolling interest in our subsidiary iGS during the year as part of delisting from Indian Stock Exchanges.

Liquidity and Capital Resources

At December 31, 2009 we had cash and short-term investments of $29.6 million and $67.2 million, respectively, as compared to cash and short-term investments of $30.9 million and $34.6 million, respectively, at December 31, 2008. Short-term investments at December 31, 2009 and December 31, 2008 consisted mainly of investments in mutual funds redeemable on demand. Our focus has been liquidity along with the preservation of our principal holdings.

Cash provided by operations is anticipated to be adequate to fund capital expenditures and other business needs over the next 12 months.

On May 4, 2009, iGS terminated a loan agreement dated May 21, 2008 between Citibank N.A. and the Company. The loan agreement had provided for a $6.5 million working capital line of credit.

Cash from Continuing Operations

Cash provided by continuing operations was $43.9 million for the year ended December 31, 2009. Primary factors were income from continuing operations of $28.6 million for the period, significant non cash items of approximately $8.5 million and changes in working capital amounting to $9.3 million. These non cash items principally comprised of depreciation and amortization of $7.6 million, stock based compensation expense related to SFAS 123(R) (ASC Topic 718) of $5.2 million, deferred rent of $0.1 million, and bad debt of $0.3 million which was offset by an increase in deferred tax of $4.7 million.

Major changes in working capital were a decrease in accounts and unbilled receivables of $8.0 million, decrease of prepaid and other advances of $0.4 million and an increase in accrued and other liabilities of $0.9 million. The decrease in accounts receivable was mainly due to a decrease in revenue and an improved collection effort resulting in reduced day sales outstanding from 65 days at the end of 2008 to 59 days as of December 31, 2009.

Cash provided by operating activities—continuing operations was $43.2 million for the year ended December 31, 2008. Primary factors were income from continuing operations of $29.7 million for the period, plus significant non cash items of approximately $12.1 million. These non cash items included depreciation and amortization of $9.3 million, stock based compensation expense related to SFAS 123(R) (ASC Topic 718) of $4.8 million, bad debts of $1.0 million and deferred rent of $0.6 million which were offset by deferred taxes of $3.6 million.

The net effect on the Company’s working capital items for the year ended December 31, 2008 was a positive $4.7 million. Major changes in working capital were a decrease in prepaid and other current assets of $1.7 million and an increase in accounts payable and accrued and other liabilities of $8.2 million and deferred revenue of $0.3 million which was offset by an increase in accounts and unbilled receivables of $4.9 million, decrease in restructuring reserve of $0.6 million. The increase in accounts receivable was mainly due to an increase in revenues partly offset by the decrease in day sales outstanding from 71 days at the end of 2007 to 65 days as of December 31, 2008.

Cash provided by continuing operations was $29.9 million for the year ended December 31, 2007. Primary factors were income from continuing operations of $13.5 million for the period, plus significant non cash items of approximately $14.2 million. These non cash items included depreciation and amortization of $10.4 million, stock based compensation expense related to SFAS 123(R) (ASC Topic 718) of $3.7 million and impairment of goodwill of $2.0 million offset by deferred taxes of $2.4 million.

The net effect on the Company’s working capital items for the year ended December 31, 2007 was a positive $2.2 million. Major changes in working capital were a decrease in accounts and unbilled receivables of $4.2 million, accounts payable and other liabilities of $3.6 million offset by an increase in prepaid assets of $5.7 million. The decrease in accounts receivable was directly related to a significant improvement in our days outstanding decreased from 75 days at the end of 2006 to 71 days as of December 31, 2007. The increase in prepaid assets consisted primarily of $5.0 million retained in an escrow account in India that was specifically earmarked for the repurchase of shares related to the delisting of iGS. The increase in accounts payable and other liabilities was directly related to increased accruals for expenses due to the higher level of business at the end of 2007 versus the prior year end.

Investing Activities

Cash used in investing activities for the year ended December 31, 2009 was $41.7 million, as compared to $22.4 million in 2008 and cash provided by investing activities was $0.6 million in 2007.

Our capital expenditures were $13.1 million, $14.2 million and $8.1 million for the years ended December 31, 2009, 2008 and 2007, respectively. Significant portions of capital expenditures in all three years presented were due to expansion of our campus located in offshore centers in India.

In 2009, we increased our investment portfolio by $28.3 million. In 2008, we increased our investment portfolio by $14.6 million. We decreased our investment portfolio by $8.6 million in 2007. In 2007 we used our short-term investments for capital additions for our campus in Bangalore, India. We received net cash proceeds from the sale of iCRI of $2.9 million in 2008.

Financing Activities

Cash used by financing activities was $4.3 million, $33.8 million and $39.5 million for the year ended December 31, 2009, 2008 and 2007, respectively. Sources of cash related to stock option exercises were $2.0 million, $2.0 million and $3.0 million in 2009, 2008 and 2007, respectively. During the first quarter of the 2009, Our Board of Directors approved the initiation of an annual cash dividend. Our Board of Directors authorized an annual cash dividend of $0.11 per share, which was paid on March 16, 2009 to stockholders of record at the close of business on February 28, 2009. The total amount of dividends paid was $6.0 million.

Payments on secured financing for automobiles in India were $0.2 million, $0.2 million and $0.3 million for the year ended December 31, 2009, 2008 and 2007, respectively.

In 2008, we acquired 2.2 million shares of iGS, representing 7% of iGS shares outstanding, from the Indian public at a price of approximately $10.40 per share and redemption of vested option settlement at a total cost of $30.8 million. The shares were purchased to delist iGS from the Indian stock exchanges. In 2007, we acquired 4.0 million shares of iGS, representing 12.65% shares outstanding of iGS from the Indian public at a cost of $42.2 million at a price of approximately $10.40 per share. Under applicable Indian laws, iGS could be delisted only after iGATE and its affiliates acquired over 90% of iGS’ common stock in accordance with the delisting guidelines of the Securities and Exchange Board of India.

The Company’s cash and cash equivalents as of December 31, 2009 was $29.6 million. The Company believes that cash generated from operations and its current cash reserves are adequate to meet the Company’s reasonably foreseeable operating liquidity requirements.

Restructurings

We restructured our businesses in 2007 and 2004. As a result of these restructurings, we are required to make cash payments in future years. The nature of the payments and the reasons for the restructurings are discussed more fully in Note 25 to the Consolidated Financial Statements. The following table details the cash payments that we are required to make in the future years:

	2010	2011	2012	2013	2014	Thereafter
	(Dollars in thousands)
Leases costs of office closure	$101	$—	$—	$—	$—	$—

Total	$101	$—	$—	$—	$—	$—

Contractual Obligations

We have financial commitments related to existing leases on our occupied space, as well as other commitments. Our commitments are as follows:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in thousands)
Operating lease obligations	$13,285	$3,640	$7,036	$2,546	$63
Capital lease obligations	641	231	326	84	—
Foreign exchange derivative contracts	1,317	1,317	—	—	—

Total	$15,243	$5,188	$7,362	$2,630	$63

The Company is expanding Phase IV of its campus located in Bangalore, India. Total remaining estimated costs of the project will approximate $1.9 million at December 31, 2009 and will be paid out over the next 6 months. Phase I was completed in February 2004, Phase II was completed in December 2005 and Phase III was completed in January 2007. The Company has funded the entire project to date through a combination of available cash reserves and short term investments and expects to fund the costs of Phase IV through its net cash flows provided by operations.

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

Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2009-01, “Generally Accepted Accounting Principles” (ASC Topic 105) which establishes the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the official single source of authoritative U.S. generally accepted accounting principles. All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections within the Codification. Following the Codification, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”) which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification. The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification has been adopted from the Company’s third quarter financial statements and the principal impact on the financial statements was limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification. In order to ease the transition to the Codification, the Company is providing the Codification cross-reference alongside the references to the standards issued and adopted prior to the adoption of the Codification.

In October, 2009, the FASB issued ASU No. 2009-13 “Revenue recognition—Multiple deliverable revenue arrangements”. The ASU provides amendments to the criteria for separating the consideration in multiple element arrangements. The amendments in this ASU establish a selling price hierarchy for determining the selling price of a deliverable. Further, the term fair value in the revenue guidance will be replaced with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a market place participant. The amendments in this ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company is currently evaluating this ASU.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2010-06, “Fair Value Measurements and Disclosures” (“ASU 2010-06”). The amendments in this ASU apply to all entities that is required to make disclosure about the recurring and nonrecurring fair value measurements. An entity is required to disclose the amounts of significant amount of transfers in, out and valuation techniques of level 1, level 2 and level 3 fair value measurements and describe the reasons for the transfers; and also present separately the information about the purchases, sales, issuance and settlements in significant unobservable inputs in level 3 on gross basis. The guidance provided in this ASU is effective for the first reporting period (including interim periods) beginning after its issuance. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Factors

We are exposed to market risks from adverse changes in foreign exchange rates, interest rates, especially the Indian Rupee (“Rupee”). We do not engage in speculative or leveraged transactions, nor do we hold or issue financial instruments for trading purposes.

Foreign Exchange Rate Sensitivity

iGS’s cash flow and earnings are subject to fluctuations due to exchange rate variation between the Rupee and USD, CAD. This foreign currency risk exists based upon the nature of the iGS’s operations. The majority of iGS’s customers and revenue are from United States and Canada, which provides an inherent foreign currency risk between USD, CAD and Rupee exchange rates.

We attempt to limit our exposure to changing Rupee rates mainly through financial market transactions. These transactions may include entering into forward or option contracts to hedge existing exposures. The instruments are used to reduce risk by essentially creating offsetting currency exposures. The following table presents information related to foreign currency contracts held by the Company:

LIST OF OUTSTANDING HEDGE TRANSACTIONS ON DECEMBER 31, 2009

	Maturity Date Ranges	Strike Price at Rupee Rate Ranges	Amount	Net Unrealized Gains/(Losses) 31-Dec-09
FORWARD CONTRACTS USD
From:	31-Mar-10	42.40
To:	31-Aug-10	50.20

Subtotal			$5,000	$210

FORWARD CONTRACTS CAD
From:	29-Jan-10	44.75
To:	31-Mar-10	44.95

Subtotal			$1,430	$10

CURRENCY OPTION CONTRACTS USD
From:	25-Jan-10	40.02
To:	30-Jun-11	52.36

Subtotal			$56,250	$(1,571)

CURRENCY OPTION CONTRACTS CAD
From:	31-Jan-10	44.25
To:	31-Aug-10	46.50

Subtotal			$19,061	$34

				$(1,317)

The forward contracts as of December 31, 2009 will all mature by August 30, 2010. As each contract matures, USDs and CADs are sold at each contracted strike price and equivalent Indian Rupees received. The outstanding contracts meet the qualifying criteria to receive hedge accounting and have been deemed to be effective. As a result, the Company has recorded accumulated other comprehensive income of $0.22 million and a loss of $ 0.40 million as of December 31, 2009 and 2008, respectively.

The option contracts as of December 31, 2009 will all mature by June 30, 2011. As each contract matures, the Company will sell USDs and CADs at each contracted strike price depending upon prevailing Rupee exchange rates. The outstanding contracts meet the qualifying criteria to receive hedge accounting and have been deemed to be effective. As a result, the Company has recorded accumulated other comprehensive loss of $1.54 million and $10.89 million as of December 31, 2009 and 2008, respectively. The unamortized premium on options amounted to $0.2 million and $0.7 million as of December 31, 2009 and 2008, respectively, and it is disclosed as net of derivative liability in the consolidated balance sheet.

Interest Rate Sensitivity

The Company is exposed to changes in interest rates primarily as a result of long term and short term debt. The nature and amount of the Company’s long-term and short-term debt can be expected to vary as a result of future business requirements, market conditions and other factors.

Effect of Hypothetical 10% Fluctuation In Market Prices

Our primary net foreign currency exposure is the Indian Rupee. The fair value of foreign exchange contracts are subject to changes in foreign currency exchange rates.

As of December 31, 2009, the potential gain or loss in the fair value of the Company’s outstanding foreign currency contracts assuming hypothetical 10%, 5%, 2% and 1% fluctuations in currency rates would be approximately (in millions):

	Valuation given X% decrease in Rupee / USD rate				Fair Value as of December 31, 2009	Valuation given X% increase in Rupee / USD rate
	(10%)	(5%)	(2%)	(1%)		1%	2%	5%	10%
Rupee to USD rate	41.877	44.204	45.599	46.065	46.530	46.995	47.461	48.857	51.183
Derivative Instruments	$7.0	$2.8	$0.3	$(0.5)	$(1.3)	$(2.2)	$(3.0)	$(5.5)	$(9.6)

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

The Company’s Consolidated Financial Statements for the year ended December 31, 2009 have been audited by Ernst & Young, an Independent Registered Public Accounting Firm, whose report thereon appears on page 39 of this Form 10-K.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of iGATE Corporation

We have audited the accompanying consolidated balance sheets of iGATE Corporation and subsidiaries (“iGATE”) as of December 31, 2009 and 2008 and the related consolidated statements of income, shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of iGATE’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of iGATE at December 31, 2009 and 2008 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1.4, the consolidated financial statements have been retrospectively adjusted for the adoption of Financial Accounting Standards Board (FASB) Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51( ASC 810), which became effective for iGATE on January 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), iGATE Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2010 expressed an unqualified opinion thereon.

/s/    Ernst & Young

New Delhi, India

February 25, 2010

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

iGATE Corporation

Pittsburgh, Pennsylvania

We have audited the accompanying consolidated statements of income, shareholders’ equity and comprehensive income (loss), and cash flows for the year ended December 31, 2007 of iGATE Corporation. In connection with our audit of the financial statements, we have also audited the accompanying Schedule II, Valuation and Qualifying Accounts for the year ended December 31, 2007. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation of the financial statements and schedule. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of iGATE Corporation’s operations and its cash flows for the year ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

The consolidated financial statements include retrospective adjustments associated with a new accounting pronouncement that became effective for the Company on January 1, 2009—specifically, Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51,” which resulted in the reclassification of the Company’s prior liability for minority interests to a new noncontrolling interests component of total equity. Note 1 to the consolidated financial statements describes the retrospective application of this new accounting pronouncement in greater detail.

/s/ BDO Seidman, LLP

Milwaukee, Wisconsin

March 17, 2008, except

Note 4 dated February 16, 2009

(February 22, 2010 as to the effects of the retrospective adoption of Statement of Financial Accounting Standards No. 160 as described in Note 1 to the consolidated financial statements)

iGATE CORPORATION

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	December 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$29,565	$30,878
Short-term investments	67,192	34,601
Accounts receivable, net	24,533	33,778
Unbilled revenues	9,636	6,787
Prepaid expenses and other current assets	4,628	4,184
Prepaid income taxes	4,247	3,300
Deferred tax assets	31	32
Receivable from Mastech Holdings Inc.	87	742

Total current assets	139,919	114,302

Deposits and other assets	4,482	3,986
Property and equipment, net	42,682	34,490
Deferred tax assets	8,474	5,016
Intangible assets, net	2,086	2,920
Goodwill	30,517	29,179

Total assets	$228,160	$189,893

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,515	$1,785
Accrued payroll and related costs	14,173	13,146
Other accrued liabilities	18,003	15,898
Deferred income taxes	—	471
Foreign exchange derivative contracts	1,097	7,468
Restructuring reserve	101	271
Deferred revenue	918	766

Total current liabilities	35,807	39,805
Other long-term liabilities	1,035	882
Foreign exchange derivative contracts, long term	—	3,134

Total liabilities	36,842	43,821

Commitments (Note 27)
Shareholders’ equity:
Preferred shares, without par value: 20,000,000 shares authorized, 1 share held in treasury	—	—
Common shares, par value $0.01 per share:
100,000,000 shares authorized: 56,126,209 and 55,157,029 shares issued as of December 31, 2009 and December 31, 2008, respectively and 55,136,107 and 54,166,927 shares outstanding as of December 31, 2009 and December 31, 2008, respectively	561	551
Common shares held in treasury, at cost, 990,102 shares	(14,714)	(14,714)
Additional paid-in capital	180,278	173,198
Retained earnings	38,228	15,613
Accumulated other comprehensive loss	(13,035)	(28,576)

Total shareholders’ equity	191,318	146,072

Total liabilities and shareholders’ equity	$228,160	$189,893

See accompanying notes

iGATE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(dollars and shares in thousands, except per share data)

	Year Ended December 31,
	2009	2008	2007
Revenues	$193,099	$218,798	$201,734
Cost of revenues (exclusive of depreciation and amortization)	117,693	136,441	136,622

Gross margin	75,406	82,357	65,112
Selling, general and administrative	35,433	45,327	42,471
Depreciation and amortization	7,582	9,348	10,439
Restructuring charges	—	—	769
Goodwill impairment	—	—	1,950

Income from operations	32,391	27,682	9,483
Interest income, net	3,353	2,568	3,834
Other income (expense), net	(6,584)	93	2,106
Equity in income of affiliated companies	—	2	29
Loss on venture investments and affiliated companies, net	—	—	(193)

Income from continuing operations before income taxes	29,160	30,345	15,259
Income tax expense	585	675	1,767

Income from continuing operations	28,575	29,670	13,492
Income from discontinued operations, net of income taxes	—	1,605	5,085

Net income	28,575	31,275	18,577
Less: Net income attributable to the noncontrolling interest	—	371	2,992

Net income attributable to iGATE	$28,575	$30,904	$15,585

Net earnings per common share, Basic:
Earnings from continuing operations attributable to iGATE	$0.52	$0.54	$0.20
Earnings from discontinued operations attributable to iGATE	$—	$0.03	$0.09

Net earnings—Basic attributable to iGATE	$0.52	$0.57	$0.29

Net earnings per common share, Diluted:
Earnings from continuing operations attributable to iGATE	$0.51	$0.53	$0.20
Earnings from discontinued operations attributable to iGATE	$—	$0.03	$0.09

Net earnings—Diluted attributable to iGATE	$0.51	$0.56	$0.29

Weighted average common shares, basic	55,114	54,608	53,768

Weighted average common shares, diluted	55,951	55,451	53,972

Amount attributable to iGATE shareholders:
Income from continuing operations, net of tax	$28,575	$29,299	$10,500
Discontinued operations, net of tax	—	1,605	5,085

Net income attributable to iGATE shareholders	$28,575	$30,904	$15,585

See accompanying notes

iGATE CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

	Common Stock		Series A Preferred Shares	Additional Paid-in Capital	Retained earnings (Accumulated Deficit)	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity- iGATE	Noncontrolling interest	Total Equity	Comprehensive Income/ (Loss)
	Shares	Par Value
Balance, December 31, 2006	53,031,568	$540	—	$167,626	$(21,037)	$(14,714)	$936	$133,351	$14,372	$147,723
Acquisition of noncontrolling interest	—	—	—	—	—	—	—	—	(10,927)	(10,927)
Application of FIN 48	—	—	—	—	(574)	—	—	(574)	—	(574)
Exercise of stock options, including tax benefit recognized of $1.0 million	499,137	5	—	2,490	—	—	—	2,495	—	2,495
iGATE stock-based compensation expense	99,000	1	—	1,590	—	—	—	1,591	—	1,591
Subsidiary option activity and stock-based compensation expense	—	—	—	2,350	—	—	—	2,350	—	2,350
Redemption of subsidiary options	—	—	—	(8,299)	—	—	—	(8,299)	—	(8,299)
Comprehensive income:
Unrealized gain on derivative contracts	—	—	—	—	—	—	1,474	1,474	—	1,474	$1,474
Currency translation adjustment	—	—	—	—	—	—	7,993	7,993	—	7,993	7,993
Net income	—	—	—	—	15,585	—	—	15,585	2,992	18,577	18,577

											$28,044

Balance, December 31, 2007	53,629,705	$546	—	$165,757	$(6,026)	$(14,714)	$10,403	$155,966	$6,437	$162,403

Acquisition of noncontrolling interest	—	—	—	—	—	—	—	—	(6,808)	(6,808)
Exercise of stock options, including tax benefit recognized of $0.1 million	537,222	5	—	1,439	—	—	—	1,444	—	1,444
iGATE stock-based compensation expense	—	—	—	5,353	—	—	—	5,353	—	5,353
Subsidiary option activity and stock-based compensation expense	—	—	—	411	—	—	—	411	—	411
Redemption of subsidiary options	—	—	—	238	—	—	—	238	—	238
Matech Holdings, Inc Spin-off	—	—	—	—	(9,265)	—	—	(9,265)	—	(9,265)
Comprehensive income:
Unrealized loss on foreign exchange derivative contracts, net of tax of $1.1 million	—	—	—	—	—	—	(11,703)	(11,703)	—	(11,703)	$(11,703)
Unrealized gain on investments, net of tax, $nil.	—	—	—	—	—	—	312	312	—	312	312
Actuarial gain relating to defined benefit plan, net of tax $nil	—	—	—	—	—	—	138	138	—	138	138
Currency translation adjustment	—	—	—	—	—	—	(27,726)	(27,726)	—	(27,726)	(27,726)
Net income	—	—	—	—	30,904	—	—	30,904	371	31,275	31,275

											$(7,704)

iGATE CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)—(Continued)

	Common Stock		Series A Preferred Shares	Additional Paid-in Capital	Retained earnings (Accumulated Deficit)	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity- iGATE	Noncontrolling interest	Total Equity	Comprehensive Income/ (Loss)
	Shares	Par Value
Balance, December 31, 2008	54,166,927	$551	—	$173,198	$15,613	$(14,714)	$(28,576)	$146,072	$—	$146,072

Exercise of stock options, including tax benefit recognized of $0.1 million	969,180	10	—	1,894	—	—	—	1,904	—	1,904
iGATE stock-based compensation expense	—	—	—	5,186	—	—	—	5,186	—	5,186
Cash dividend declared on common stock (per share $0.11)	—	—	—	—	(5,960)	—	—	(5,960)	—	(5,960)
Comprehensive income:
Unrealized gain on foreign exchange derivative contracts, net of tax $nil	—	—	—	—	—	—	7,583	7,583	—	7,583	$7,583
Unrealized loss on investments, net of tax $nil	—	—	—	—	—	—	(749)	(749)	—	(749)	(749)
Actuarial gain relating to defined benefit plan, net of tax $nil	—	—	—	—	—	—	(183)	(183)	—	(183)	(183)
Currency translation adjustment	—	—	—	—	—	—	8,890	8,890	—	8,890	8,890
Net income	—	—	—	—	28,575	—	—	28,575	—	28,575	28,575

											$44,116

Balance, December 31, 2009	55,136,107	$561	—	$180,278	$38,228	$(14,714)	$(13,035)	$191,318	$—	$191,318

See accompanying notes

iGATE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Operations:
Net income	$28,575	$31,275	$18,577
Less: Income from discontinued operations, net of taxes	—	1,605	5,085
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	7,582	9,348	10,439
Stock based compensation	5,150	4,781	3,683
Receipts from termination of land sale contract	—	(1,148)	—
Realized gain on investments	(2,382)	(1,961)	(641)
Bad debt expense	268	1,010	246
Deferred income taxes	(4,657)	(3,597)	(2,435)
Equity in income of affiliated companies	—	(2)	(29)
Gain on sale of fixed assets	(16)	(136)	—
Unrealized loss on derivative instruments	—	—	347
Impairment of goodwill	—	—	1,950
Deferred rent	112	592	—
Realized loss on sale of affiliated companies	—	—	642
Changes in assets and liabilities:
Accounts receivable and unbilled receivables	7,958	(4,891)	4,169
Prepaid and other assets	389	1,660	(5,683)
Accounts payable	67	(1,731)	1,136
Accrued and other liabilities	895	9,923	2,453
Restructuring reserves	(170)	(619)	515
Deferred revenue	118	341	(430)

Net cash flows provided by operating activities- continuing operations	43,889	43,240	29,854
Net cash flows provided by operating activities- discontinued operations	—	2,433	7,006

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to equipment and leasehold improvements	(13,137)	(14,211)	(8,079)
Purchases of investments	(58,988)	(68,052)	(67,527)
Sale of investments	30,714	53,499	76,173
Receipts from termination of land sale contract	—	1,148	—
Payments for lease deposits	(307)	1,357	—
Proceeds from sale of iCRI, net of cash transferred	—	2,925	—
Proceeds from the sale of joint venture	—	905	—

Net cash flows (used in)/provided by investing activities-continuing operations	(41,718)	(22,429)	567
Net cash flows (used in)/provided by investing activities-discontinued operations	—	(164)	502

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on secured financing	(172)	(240)	(252)
Dividends paid	(5,960)	—	—
Cash portion of iPS business distributed to shareholders	—	(4,777)	—
Purchase of iGS stock and stock option settlement	(62)	(30,836)	(42,221)
Net proceeds from exercise of stock options	2,009	2,013	2,958
Tax (expense) benefits related to stock option exercises	(78)	78	—

Net cash flows used in financing activities-continuing operations	(4,263)	(33,762)	(39,515)

Effect of currency translation	779	(8,124)	(884)

Net change in cash and cash equivalents	(1,313)	(18,806)	(2,470)
Cash and cash equivalents, beginning of period of continuing operations	30,878	46,655	46,077
Cash and cash equivalents, beginning of period of discontinued operations	—	3,029	6,077
Cash and cash equivalents, end of the period of discontinued operations	—	—	(3,029)

Cash and cash equivalents, end of period	$29,565	$30,878	$46,655

SUPPLEMENTAL DISCLOSURE:
Cash payment for income taxes	$6,006	$3,612	$1,560
Cash payment of interest expense	$52	$85	$87
Cash proceeds from sale of available for sale securities	$16,533	$49,927	$76,173

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized gain (loss) on investments and derivative instruments	$6,834	$(11,391)	$1,474

Capitalized leases	$233	$350	$795

See accompanying notes

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

1. Company Overview and Summary of Significant Accounting Policies

1.1 Company Overview

iGATE Corporation (“iGATE” or the “Company”) is a leading provider of Information Technology (“IT”) and IT enabled operations offshore outsourcing solutions services to large and medium-size organizations. iGATE provides end-to-end business solutions that leverage technology thus enabling its clients to enhance business performance.

On July 31, 2008, the Company completed the divestiture and sale of iGATE Clinical Research International Inc and iGATE Clinical Research International Private Limited (collectively, “iCRI”), its clinical research business, and on September 30, 2008, the Company completed the spin-off of its professional services business segment (“iPS”). In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (ASC Topic 360), the assets and liabilities, results of operations and cash flows of iCRI and iPS have been classified as discontinued operations in the consolidated financial statements for all periods presented through the date of sale and spin-off. Cash flows of iCRI and iPS have been segregated in the consolidated statement of cash flows as separate line items within operating, investing and financing activities.

1.2 Basis of Preparation of Financial Statements and Principles of Consolidation

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

1.4 Adoption of FAS 160—Noncontrolling interest

On January 1, 2009, we adopted the provisions of Financial Accounting Standards Board Statement No.160, Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No.51, (ASC 810). We have retrospectively changed the classification and presentation of noncontrolling interest as required by FAS 160, previously referred to as minority interest, in our consolidated financial statements for all periods presented

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

to conform to the classification and presentation of noncontrolling interest. As a result of the implementation of FAS 160, cash flows from purchase of noncontrolling interest in consolidated subsidiary amounting to $30.8 million and $42.2 million were reclassified from investing activities to financing activities in our consolidated statement of cash flows for the years ended December 31, 2008 and 2007, respectively.

1.5 Adoption of SFAS 128—FASB staff position (FSP) No. EITF 03-6-1

On January 1, 2009, we adopted the provisions of SFAS No. 128, “Earnings per share” and FASB staff position (FSP) No. EITF 03-6-1 (ASC Topic 260), “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. We have retrospectively changed the presentation of Earning Per Share as required by SFAS No. 128, “Earnings per share” and FSP No. EITF 03-6-1, in our consolidated financial statements for all period presented.

1.6 Revenue Recognition

We recognize revenue from professional services rendered to customers. Revenue is recognized when we have persuasive evidence of an arrangement, services have been rendered, the fee is fixed or determinable and collectability is reasonably assured. We conclude that we have persuasive evidence of an arrangement when we enter into an agreement with our clients with terms and conditions which describe the services and the related payments are legally enforceable. We consider revenue to be determinable when the services have been provided in accordance with the agreement. When the terms of the agreement specify level parameters that must be met, we monitor such service level parameters and determine if there are any service credits or penalties that we need to account for. Revenue is recognized net of any service credits that are due to a client and net of value-added taxes and includes reimbursements of out-of- pocket expenses, with the corresponding out-of- pocket expenses included in cost of revenue. A substantial portion of our revenue is from large companies, where we do not believe we have a significant credit risk.

We recognize revenue on time-and-material contracts as the services are performed. Time-and-material contracts typically bill at an agreed upon hourly rate. We also derive revenues from fixed-price contracts using the proportional performance method where the price for an entire project is agreed upon for a predetermined fee before the project starts. The pattern of performance on these contracts closely resembles the time spent by our employees and therefore efforts-expended, measured based on the cost of the employee’s time, is used as a measure for the proportion of services rendered in relation to the total services expected to be rendered, We also recognize revenues (a) on a straight-line basis over the life of the contract for contracts with no stated deliverables but with a designated workforce and (b) bill customers based on a transaction fee basis. Revenue from these unit prices contracts are recognized on rendering of the services as per the terms of the contract.

The use of the proportional performance method requires significant judgment relative to estimating the number of hours or days required to complete the contracted scope of work, including estimates and assumptions relative to the length of time to complete the project and the nature and complexity of work to be performed. Our project delivery personnel continually review the labor hours incurred and the estimated total labor hours, which may result in revisions to the amount of recognized revenue for the contract. Changes in estimates are accounted for in the period of change. Any estimation process, including that used in preparing contract accounting models, involves inherent risk. We reduce the inherent risk relating to revenue and cost estimates through approval and monitoring processes. Risks relating to service delivery, usage, productivity and other factors are considered in the estimation process.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

1.7 Cash and cash equivalents

The Company classifies all highly liquid investments, including fixed term deposits, with original maturity at the date of purchase of three months or less and that are readily convertible to known amounts of cash to be cash equivalents.

1.8 Short term investments

Short-term investments consist of mutual funds which are stated at fair value and fixed term deposits that mature within one year but do not otherwise qualify as cash equivalents.

The Company accounts for its investments in mutual funds in accordance with Financial Accounting Standards Board (“FASB”) Statements of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities (ASC Topic 320). These investments are available for sale and are recorded at fair value, with the unrealized gains or losses, net of tax, reported as a component of accumulated other comprehensive income in the Consolidated Statement of Shareholders’ Equity and Comprehensive Income (Loss). The unrealized gain or loss is the difference between the Company’s original cost for an investment and the investment’s fair value at each reporting period. Realized gains or losses on securities sold are calculated using the specific identification method.

1.9 Investments in Unconsolidated Affiliates

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

1.10 Accounts Receivable and Unbilled Revenues

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

1.11 Allowance for Uncollectible Accounts

Accounts receivables are reviewed periodically to determine the probability of loss. The allowance for uncollectible accounts is determined using the combination of the specific identification method for balances deemed uncollectible, as well as judgments made by the Company based upon historical and expected collection experience.

1.12 Property and equipment

Property and equipment are stated at cost. The Company provides for depreciation using the straight-line method over the estimated useful lives. Upon disposal, assets and related accumulated depreciation are removed

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

from the Company’s accounts and the resulting gains and losses are reflected in current earnings in the Consolidated Statements of Income. Improvement and betterments that extend the useful life of an asset are capitalized and depreciated over the remaining useful life of the related asset.

The estimated useful lives of assets are as follows:

Building	25 years
Computer equipment	1.5 - 3 years
Furniture and fixtures	5 years
Vehicles	5 years
Leasehold improvements	Shorter of the life of the improvement or lease term ranging from 3 to 10 years

Advances paid towards the acquisition of property and equipment and the cost of property and equipment not put to use before the balance sheet date are disclosed under the caption capital work-in-progress in Note 11.

Property and equipment are reviewed for impairment if indicators of impairment arise. There were no impairment charges related to property and equipment recognized during the years ended December 31, 2009, 2008 and 2007.

Software that has been purchased is included in property and equipment and is amortized using the straight-line method over two years.

1.13 Accounting for leases

The Company leases its delivery centers and office facilities under operating lease agreements that are renewable on a periodic basis at the option of the lessor and the lessee. The lease agreements contain rent free periods and rent escalation clauses. Lease payments under operating leases are recognized as an expense on a straight-line basis over the lease term.

1.14 Goodwill and intangible assets

Goodwill is not amortized but is reviewed for impairment annually or more frequently if indicators arise. The evaluation is based upon a comparison of the estimated fair value to the carrying value of the assets and liabilities. The fair values used in this evaluation are estimated based upon the market capitalization and discounted future cash flow analysis. Intangible assets are initially valued at fair market value using generally accepted valuation methods appropriate for the type of intangible asset. Intangible assets with definite lives are amortized over the estimated useful lives and are reviewed for impairment, if indicators of impairment arise such as termination of contracts with customers, restructuring actions or plans or downward revisions to forecasts. The evaluation of impairment is based upon a comparison of the carrying amount of the intangible asset to the estimated future undiscounted net cash flows expected to be generated by the asset. If estimated future undiscounted cash flows are less than the carrying amount of the asset, the asset is considered impaired. The impairment expense is determined by comparing the estimated fair value of the intangible asset to its carrying value, with any shortfall from fair value recognized as an expense in the current period. The estimated fair value is computed based on the forecasted future revenue from the customer contracts. Amortization of the Company’s definite lived intangible assets which comprises of customer relationships is computed using the straight-line method over the estimated useful life of 3 to 6 years.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

1.15 Foreign currency

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

Monetary assets and liabilities of each subsidiary denominated in currencies other than the subsidiary’s functional currency are translated into the respective functional currency at the rates of exchange prevailing at the balance sheet date. The gains or losses resulting from foreign currency transactions are included in the Consolidated Statements of Income under other (expense) income, net.

1.16 Earnings per share

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

1.17 Income taxes

Income taxes are accounted for using the asset and liability method as described in Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) (ASC 740-10) . Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of changes in tax rates on deferred tax assets and liabilities is recognized as income or expense in the period that includes the enactment date. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits of which future realization is not more likely than not. Changes in valuation allowance from period to period are reflected in the income statement of the period of change. Deferred taxes are not provided on the undistributed earnings of non-U.S. subsidiaries where it is expected that the earnings of the foreign subsidiary will be indefinitely reinvested. Tax benefits of deductions earned on exercise of employee stock options in excess of compensation charged to earnings are credited to additional paid in capital.

The Company adopted FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (ASC 740-10), on January 1, 2007. This Interpretation clarified the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with ASC 740-10 and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Accounting and disclosures of tax positions taken or expected to be taken by the Company are based on the recognition threshold and measurement attribute prescribed by FIN 48.

1.18 Derivative instruments and hedging activities

The Company purchases forward foreign exchange contracts/option contracts (derivatives) to mitigate the risk of changes in foreign exchange rates on forecasted intercompany transactions denominated in certain foreign

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

currencies and recognizes all of its derivative instruments as either assets or liabilities in the statement of financial position at fair value in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (ASC Topic 815). All the derivative contracts are entered into by the Indian subsidiary whose functional currency is the Indian Rupee.

The Company designates derivative contracts as cash flow hedges if they satisfy the criteria for hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (ASC Topic 815). Changes in fair values of derivatives designated as effective cash flow hedges are deferred and recorded as a component of accumulated other comprehensive income (losses), net of taxes until the hedged transactions occur and are then recognized in the Consolidated Statements of Income and are included in other income (expense), net. Changes in fair value of derivatives not designated as effective hedging instruments and the ineffective portion of derivatives designated as cash flow hedges are recognized in the Consolidated Statements of Income and are included in other income (expense), net. The gains / (losses) on settlement of intercompany transactions are recognized in the Consolidated Statement of Income as a component of other income (expense), net.

In all situations in which hedge accounting is discontinued and the derivative is retained, the Company continues to carry the derivative at its fair value on the balance sheet and recognizes any subsequent change in its fair value in the Consolidated Statement of Income. When it is probable that a forecasted transaction will not occur, the Company discontinues hedge accounting and recognizes immediately in the Consolidated Statement of Income.

1.19 Stock based compensation

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(Revised 2004) as amended, Accounting for Stock-Based Compensation (“SFAS No. 123(R)”) (ASC 718-10-25), and superseded APB Opinion No. 25, Accounting for Stock Issued to Employees. The standard requires compensation costs related to share-based transactions, including employee share options, to be recognized in the financial statements based on its fair value. Effective January 1, 2006, the Company adopted the standard using the modified prospective application method.

Upon adoption of the standard, the Company began to recognize compensation expense for stock options net of estimated forfeitures. The standard requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. As a result the expense has been reduced for estimated forfeitures. Stock-based compensation recognized in the Consolidated Statement of Income for the years ended December 31, 2009, 2008 and 2007 is based on awards ultimately expected to vest.

The Company has elected to use the Black-Scholes-Merton pricing model to determine the fair value of share-based awards on the date of grant which is recorded as an expense on a straight-line basis over the vesting term.

1.20 Employee benefits

Defined Contribution Plans

Eligible employees of the Company in India receive benefits from the Provident Fund, administered by the Government of India, which is a defined contribution plan. Both the employees and the Company make monthly contributions to the Provident Fund equal to a specified percentage of the eligible employees’ salary.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

Eligible United States employees of the Company participate in an employee retirement savings plan (the 401K Plan”) under Section 401(k) of the United States Internal Revenue Code (the “Code”). The Plan allows for employees to defer a portion of their annual earnings on a pre-tax basis through voluntary contributions to the 401K Plan. The 401K Plan does not provide for any Company matching.

The Company has no further obligation under defined contribution plans beyond the contributions made under these plans. Contributions are charged to income in the year in which they are incurred and are included in the Consolidated Statements of Income.

Defined Benefit Plans

Employees in India are entitled to benefits under the Gratuity Act, a defined benefit retirement plan covering eligible employees of the Company. The plan provides for a lump-sum payment to eligible employees at retirement, death, and incapacitation or on termination of employment, of an amount based on the respective employee’s salary and tenure of employment. In India, contributions are made to funds administered and managed by the ING Vysya Life Insurance Company Ltd. (“Fund Administrator”) to fund the gratuity liability of the Indian subsidiaries. Under this scheme, the obligation to pay gratuity remains with the Company, although the Fund Administrator administers the scheme.

On December 31, 2008, the Company adopted the recognition, measurement and disclosure provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of Financial Accounting Standards Board (“FASB”) Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”) (ASC 715& 958). The standard required the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its pension plan in the balance sheet as of December 31, 2008, with a corresponding adjustment to accumulated other comprehensive income. The adoption of the standard did not result in any significant adjustment to accumulated other comprehensive income. The liability in respect of defined benefit plans is calculated annually by the Company using the projected unit credit method. Prior service cost, if any, resulting from an amendment to a plan is recognized and amortized over the remaining period of service of the covered employees. Additionally, the Company records the funded status of its defined benefit pension as a liability on its consolidated balance sheet with a corresponding offset, net of taxes, recorded in accumulated other comprehensive income within stockholders’ equity.

1.21 Fair value of financial instruments and concentration of credit risk

The carrying amounts reported in the balance sheets for cash and cash equivalents, short-term investments, accounts receivable, employee receivables, other current assets, accounts payable, accrued expenses and other current liabilities is at fair value due to the short-term maturity of these items.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments, accounts receivable and derivative instruments. By their nature, all such instruments involve risks including credit risks of non-performance by counterparties. A substantial portion of the Company’s cash and cash equivalents are invested with nationally recognized banks located in the United States and India. A portion of the surplus funds are also invested in mutual funds and time deposits with nationally recognized banks in India. Accounts receivable are unsecured and are derived from revenue earned from customers in industries based primarily in the United States and Canada The Company monitors the credit worthiness of its customers to whom it grants credit terms in the normal course of its business

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

and of counterparties with it enters into foreign exchange contracts. Management believes there is no significant risk of loss in the event of non-performance of the counter parties to these financial instruments, other than the amounts already provided for in the consolidated financial statements.

1.22 Commitments

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Legal costs incurred in connection with the same are expensed as incurred.

1.23 Recently issued accounting pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2009-01, “Generally Accepted Accounting Principles” (ASC Topic 105) which establishes the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the official single source of authoritative U.S. generally accepted accounting principles. All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections within the Codification. Following the Codification, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”) which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification. The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification has been adopted from the Company’s third quarter financial statements and the principal impact on the financial statements was limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification. In order to ease the transition to the Codification, the Company is providing the Codification cross-reference alongside the references to the standards issued and adopted prior to the adoption of the Codification.

In October 2009, the FASB issued ASU No. 2009-13 “Revenue recognition—Multiple deliverable revenue arrangements”. The ASU provides amendments to the criteria in “Revenue recognition—multiple element arrangements” for separating consideration in multiple element arrangements. The amendments in this ASU establish a selling price hierarchy for determining the selling price of a deliverable. Further, the term fair value in the revenue guidance will be replaced with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a market place participant. The amendments in this ASU will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company is currently evaluating this ASU.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2010-06, “Fair Value Measurements and Disclosures” (“ASU 2010-06”). The amendments in this ASU apply to all entities that is required to make disclosure about the recurring and nonrecurring fair value measurements. An entity is required to disclose the amounts of significant amount of transfers in, out and valuation techniques of level 1, level 2 and level 3 fair value measurements and describe the reasons for the transfers; and also present separately the information about the purchases, sales, issuance and settlements in significant unobservable inputs in level 3 on gross basis. The guidance provided in this ASU is effective for the first reporting period (including interim periods) beginning after issuance. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

2. Acquisition of stock from noncontrolling shareholders

In 2007, the Company, being the largest shareholder in iGS, decided to delist iGS from the Indian stock exchanges. As per the delisting guidelines of the Securities and Exchange Board of India, iGS could be delisted only after iGATE and its affiliates acquired over 90% of iGS’ common stock.

The delisting process began in 2007 and the total cost of acquisition of shares through December 31, 2009 is approximately $64.7 million. The total estimated cost of acquisition has been allocated to the assets acquired and liabilities assumed based on a determination of their fair value. The following table summarizes the allocation (in thousands):

Amount
Noncontrolling interest	$19,234
Intangible (customer relationships)	4,352
Land	4,074
Building and other assets	2,067
Goodwill	26,569
Reversal of deferred tax liability on iGS dilution gain	9,710
Deferred tax liability	(1,418)

Total purchase consideration	$64,588

Changes in the Company’s ownership interests in iGS during the three years ended December 31, 2009, were as follows (in thousands).

	Year Ended December 31,
	2009	2008	2007
Net income attributable to iGATE	$28,575	$30,904	$15,585

Transfer (to) from the noncontrolling interest

Increase in iGATE’s paid in capital for sales of iGS common shares	—	411	2,350
Decrease in iGATE’s paid in capital for purchases of iGS common shares	—	—	(8,299)

Net transfer (to) from the noncontrolling interest	—	411	(5,949)

Changes from net income attributable to iGATE and transfers (to) from the noncontrolling interest	$28,575	$31,315	$9,636

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

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

LoanPro lost its largest customer in the quarter ended June 30, 2007 and as a result of this triggering event, the Company reassessed the carrying value of the goodwill associated with this acquisition was impaired and written off.

As of December 31, 2008, LoanPro has been dissolved.

4. Discontinued Operations

On July 31, 2008, the Company completed the divestiture and sale of iCRI for cash consideration of approximately $3.6 million which includes cash transfer of $0.7 million. This sale resulted in a gain of approximately $ 1.8 million, which has been included in income from discontinued operations.

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

Revenue billed by iGS to Mastech, which was an intercompany transaction prior to the spin-off and hence eliminated in the consolidated statements of income for the years ended December 31, 2008 and 2007 amounting to $1.4 million, and $2.9 million, respectively, is reported within income from continuing operations. Related receivable by iGS from Mastech amounting to $0.2 million as of December 31, 2008 is reported on the consolidated balance sheet.

The following table summarizes results from discontinued operations of the iCRI, and iPS businesses for the years ended December 31 included in the Consolidated Statement of Income (in thousands):

	2008	2007
Revenues	$75,724	$108,440
Gain on sale of investment	1,830	—
Spin-off transaction costs	3,173	—
Income from discontinued operations	2,002	5,599
Income tax expense	397	514

Income from discontinued operations, net of tax	$1,605	$5,085

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

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

As a consequence of the sale and divestiture of the iCRI and iPS businesses, the Company is now comprised solely of the iGS segment.

5. Cash and cash equivalents

Cash and cash equivalents comprises the following (in thousands):

	As of December 31,
	2009	2008
Fixed deposits with banks	$2,160	$2,053
Other cash and bank balances	27,405	28,825

	$29,565	$30,878

As of December 31, 2009 and 2008, there were no restrictions on cash.

6. Short term investments

Short term investments comprise the following (in thousands):

	As of December 31,
	2009	2008
Mutual funds—available for sale	$67,192	$20,560
Fixed deposits with banks—held to maturity	—	14,041

Total short term investments	$67,192	$34,601

The unrealized loss on mutual funds as of December 31, 2009 amounted to approximately $0.4 million as compared to unrealized gain of $0.3 million as of December 31, 2008.

7. Investments in Unconsolidated Affiliates

At December 31, 2009, the Company had investments in unconsolidated affiliates accounted for on the cost basis in Air2Web, Inc., itiliti LLC. and The Concours Group. The carrying value of such investments at December 31, 2009 and 2008 is nil because in prior periods the Company had recorded an impairment write-off on these investments.

Software AG (India) Private Limited was a joint venture between the Company and Software AG, a German corporation, where the Company held 49% ownership. The Company’s investment in the joint venture had been accounted for under the equity method and the carrying value of the investment at December 31, 2007 was approximately $0.9 million. On March 14, 2008, the Company terminated its joint venture agreement with Software AG and sold its interest in the joint venture to Software AG resulting in a gain of approximately $0.1 million. Equity income related to the investment in Software AG was less than $0.1 million in 2008 and 2007.

Gain on Sale of Stock of Subsidiary

On December 24, 2007, the Company sold its wholly owned subsidiary jobcurry Systems Private, Ltd. (“jobcurry”) for total net cash proceeds of $1.0 million. The Company recognized a gain on the sale of its subsidiary in the amount of $0.1 million. The sale of jobcurry was not a material disposition and did not require pro-forma disclosure.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

8. Accounts receivable and unbilled revenues

The Company extends credit to clients based upon management’s assessment of their creditworthiness. Substantially all of the Company’s revenues (and the resulting billed accounts receivable and unbilled receivables) are from Global 2000 companies, major systems integrators and governmental agencies. Unbilled receivables represent amounts recognized as revenues for the periods presented based on services performed in accordance with the terms of client contracts that will be invoiced in subsequent periods.

Receivables are reviewed quarterly to determine the probability of loss. The allowance for doubtful accounts is determined using the combination of the specific identification method for balances deemed uncollectible, as well as judgments made by the Company based upon historical and expected charge-off experience.

The following table provides details of the allowance for doubtful accounts as recorded by the Company (in thousands):

As of December 31,	Balance at the beginning of the year	Additions charged to cost and expense	(Deductions) Recoveries	Balance at the end of the year
2007	$344	$246	$15	$605
2008	$605	$1,010	$(309)	$1,306
2009	$1,306	$268	$(80)	$1,494

The Company’s two largest customers RBC and GE accounted for 26.8% and 23.0%, 18% and 25%, and 18% and 25% of the total revenues in 2009, 2008 and 2007, respectively. The receivables from these customers comprised 57% and 42% of net billed and unbilled receivables as of December 31, 2009 and 2008, respectively.

9. Derivative Instruments and Hedging Activities

As part of the Company’s on-going business operations, certain assets and forecasted transactions are exposed to foreign currency risks due to fluctuations in exchange rate between the Indian Rupee, CAD and USD. The objective for holding derivatives is to eliminate or reduce the impact of these exposures.

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

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

The following table presents information related to foreign currency contracts held:

LIST OF OUTSTANDING HEDGE TRANSACTIONS ON DECEMBER 31, 2009

	Maturity Date Ranges	Strike Price at Rupee Rate Ranges	Amount	Net Unrealized Gains/(Losses) 31-Dec-09
FORWARD CONTRACTS USD
From:	31-Mar-10	42.40
To:	31-Aug-10	50.20

Subtotal			$5,000	$210

FORWARD CONTRACTS CAD
From:	29-Jan-10	44.75
To:	31-Mar-10	44.95

Subtotal			$1,430	$10

CURRENCY OPTION CONTRACTS USD
From:	25-Jan-10	40.02
To:	30-Jun-11	52.36

Subtotal			$56,250	$(1,571)

CURRENCY OPTION CONTRACTS CAD
From:	31-Jan-10	44.25
To:	31-Aug-10	46.50

Subtotal			$19,061	$34

				$(1,317)

The forward contracts as of December 31, 2009 will all mature by August 30, 2010. As each contract matures, USDs and CADs are sold at each contracted strike price and equivalent Indian Rupees received. The outstanding contracts meet the qualifying criteria to receive hedge accounting and have been deemed to be effective. As a result, the Company has recorded accumulated other comprehensive income of $0.22 million and a loss of $ 0.40 million as of December 31, 2009 and 2008, respectively.

The option contracts as of December 31, 2009 will all mature by June 30, 2011. As each contract matures, the Company will sell USDs and CADs at each contracted strike price depending upon prevailing Rupee exchange rates. The outstanding contracts meet the qualifying criteria to receive hedge accounting and have been deemed to be effective. As a result, the Company has recorded accumulated other comprehensive loss of $1.54 million and $10.89 million as of December 31, 2009 and 2008, respectively. The unamortized premium on options amounted to $0.2 million and $0.7 million as of December 31, 2009 and 2008, respectively, and it is disclosed as net of derivative liability in the consolidated balance sheet.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

The effect of Derivative Instruments on the Consolidated Statements of Income for the year ended December 31, 2009 (in thousands):

Derivatives in FAS 133 Cash Flow Hedging Relationships	Amount of Gain/(Loss) recognized in OCI on Derivative	Location of Gain/(Loss) reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) reclassified from Accumulated OCI into Income	Location of Gain/(Loss) reclassified in Income on Derivative	Amount of Gain /(Loss) Reclassified from Accumulated OCI into Income
	(Effective Portion)	(Effective Portion)		(Ineffective Portion and amount excluded from effectiveness testing)
	December 31, 2009	December 31, 2009		December 31, 2009
Foreign Exchange Contracts	$(1,317)	Other Income/ (expenses)	$(7,600)	Other Income/ (expenses)	$—

Information on the location and amounts of derivative fair values in the Consolidated Balance Sheets (in thousands):

	As of December 31, 2009
Derivatives designated as hedging instruments under FAS 133	Balance Sheet Location	Fair Value
Foreign Exchange Contracts	Current Liabilities	$1,317

Total Derivatives designated as hedging instruments under FAS 133		$1,317

10. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (in thousands):

	As of December 31,
	2009	2008
Prepaid expenses	$3,105	$2,732
Employee advances	1,424	1,100
Accrued interest receivable	13	192
Other current assets	86	160

	$4,628	$4,184

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

11. Property and equipment, net

Property and equipment consist of the following (in thousands):

	As of December 31,
	2009	2008
Land	$6,045	$5,774
Buildings	11,385	10,666
Furniture and fixtures	26,104	21,760
Computer equipment	24,906	22,198
Software	412	276
Leasehold improvements	4,371	3,373
Vehicles	1,042	936

Property and equipment, gross	$74,265	$64,983
Less: Accumulated depreciation and amortization	45,786	37,807

	28,479	27,176
Capital work in progress	14,203	7,314

Property and equipment, net	$42,682	$34,490

Depreciation expense on property and equipment amounted to $6.7 million, $7.8 million and $9.5 million during the years ended December 31, 2009, 2008 and 2007, respectively. Vehicles include cars taken on lease amounting to $0.9 million and $0.8 million at December 31, 2009 and 2008, respectively and accumulated depreciation amounting to $0.4 million and $0.3 million at December 31, 2009 and 2008, respectively.

12. Goodwill and intangible assets

The following tables present the reconciliation of changes in the carrying value of goodwill for the years ended December 31, 2009 and 2008 (in thousands):

Amount
Goodwill at December 31, 2007	$35,773
Acquisitions	167
Foreign currency translation effect	(6,761)

Goodwill at December 31, 2008	$29,179
Foreign currency translation effect	1,338

Goodwill at December 31, 2009	$30,517

Intangible assets as of December 31, 2009 and 2008 comprised of customer relationships of $3,520 and $8,858, respectively and accumulated amortization of $1,434 and $5,938, respectively.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

Amortization expense related to identifiable intangible assets was $0.9 million, $1.6 million and $0.9 million for the years ended December 31, 2009, 2008 and 2007, respectively. Future estimated annual amortization is as follows (in thousands):

2010	$763
2011	763
2012	560

$2,086

13. Leases

The Company leases vehicles under capital leases which are secured by hypothecation and the following are future minimum rental payments as of December 31, 2009, which are included in other long term liabilities (in thousands).

Year ending December 31:
2010	$231
2011	195
2012	131
2013	63
2014	21

Total minimum lease payments	641
Less: amount representing future interest	(121)

Present value of minimum lease payments as of December 31, 2009	520
Less: current portion	(173)

Long-term capital lease obligations	$347

The Company conducts its operations using facilities under non-cancellable operating lease agreements that expire at various dates. Future minimum lease payments under these agreements are as follows (in thousands):

Year ending December 31:
2010	$3,640
2011	3,492
2012	3,543
2013	2,471
2014 and thereafter	138

Total minimum lease payments	$13,284

Rent expenses under cancellable and non-cancellable operating leases were $4,262, $4,028 and $3,328 for the years ended December 31, 2009, 2008 and 2007, respectively.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

14. Other accrued liabilities

Other accrued liabilities consist of the following (in thousands):

	As of December 31,
	2009	2008
Accrued expenses	$5,284	$6,727
Provision for volume discounts	8,908	5,328
Sales tax and other indirect taxes payable	891	1,222
Advance from customers	65	65
Other liabilities	2,855	2,556

	$18,003	$15,898

15. Accumulated other comprehensive Loss

The components of accumulated other comprehensive loss was as follows (in thousands):

	As of December 31,
	2009	2008
Loss on foreign currency translation adjustment	$(11,286)	$(18,868)
Unrealized loss on foreign exchange derivative contracts	(1,317)	(10,207)
Unrealized (loss) gain on investment	(387)	361
Actuarial (loss) gain relating to defined benefit plan	(45)	138

	$(13,035)	$(28,576)

16. Employee benefit plan

Defined Contribution Plan

The Company’s contribution to the Provident Fund for the years ended December 31, 2009, 2008 and 2007 was $1.9 million, $2.1 million, and $2.0 million, respectively.

Defined Benefit Plan

iGS provides for gratuity, a defined benefit retirement plan covering eligible employees in India. Liabilities with regard to the plan are determined by actuarial valuation. The following table sets forth the net periodic cost recognized by the Company in respect of such plan (in thousands):

	Year Ended December 31,
	2009	2008	2007
Net periodic plan cost
Service cost	$806	$646	$735
Interest cost	142	142	106
Expected return on plan asset	(154)	(134)	(69)
Recognized net actuarial loss (gain)	4	(52)	23

Net periodic plan cost for the period	$798	$602	$795

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

Change in benefit obligation (in thousands)

	As of December 31,
	2009	2008
Projected benefit obligation at the beginning of the year	$1,847	$1,939
Service cost	806	646
Actuarial gain	(40)	(111)
Interest cost	142	142
Benefits paid	(413)	(367)
Effect of exchange rate changes	101	(402)

Projected benefit obligation at the end of the year	$2,443	$1,847

Change in fair value of plan assets (in thousands)

	As of December 31,
	2009	2008
Fair value of plan assets at the beginning of the year	$1,887	$1,604
Employer contributions	518	1,108
Expected return on plan assets	154	134
Actual gain (loss) on plan assets	81	(219)
Benefits paid	(413)	(367)
Effect of exchange rate changes	95	(373)

Fair value of plan assets at the end of the year	$2,322	$1,887

	As of December 31,
	2009	2008
Unrecognized actuarial (loss) gain	$(45)	$138
Funded status	(121)	39

Net amount recognized	$(166)	$177

The weighted average assumptions used in accounting for the Gratuity Plan for the years ended December 31, 2009, 2008 and 2007 are presented below:

	Year ended December 31,
	2009	2008	2007
Discount rate	8.5%	9.5%	8%
Rate of increase in compensation per annum	12% - 5 years	12% - 5 years	7.5% - 5 years
	10% - thereafter	10% - thereafter	5 % thereafter

Expected long term rate of return on plan assets per annum	8.5%	9.5%	8%

The Company evaluates these assumptions annually based on its long-term plans of growth and prevalent industry standards. The estimates of future salary increases, considered in the actuarial valuation, take account of

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

historical compensation increases, inflation rate, seniority, promotions and other relevant factors such as supply and demand factors in the employment market. The discount rate is based on the sum of the risk free rate and the interest rate on high quality fixed income securities. The Company has invested the plan assets with ING Vysya Life Insurance Co. Ltd., Reliance Life Insurance and ICICI Prudential Life Insurance. The expected rate of return on the plan assets has been determined considering the plan asset allocation, historical rates of return earned on such plan assets and current market trends. Plan assets are primarily invested in long-term fixed income securities and to a lesser extent in money market funds.

Unrecognized actuarial loss is amortized over the average remaining service period of the employees expected to receive benefits under the plan.

The following benefit payments reflect expected future service, as appropriate, which are expected to be paid during the years shown (in thousands):

Year ending December 31,	Amount
2010	$352
2011	405
2012	466
2013	534
2014	614
2015-2019	2,726

$5,097

Plan assets—Fund allocation:

	Year ended December 31,
	2009	2008
Reliance Life Insurance
Corporate Bond	61%	—
Money Market	39%	—

ICICI Prudential Life Insurance
Group Debt	94%	—
Short Term Debt	6%	—

ING Vysya Life Insurance Company Ltd
Debt	60%	—
Liquid	40%	21%
Secure	—	79%

Accumulated benefit obligation was $0.5 million for the year ended December 31, 2009 and 2008. The contribution likely to be made during 2010 is $0.8 million.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

17. Stock Based Compensation

iGATE Corporation Stock Option Plans (in thousands):

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R) (ASC Topic 718) using the modified prospective transition method. The Company’s results for the years ended December 31, 2009, 2008 and 2007 include share-based compensation expense of $5,223, $4,781 and $3,683, respectively. The total stock-based compensation cost included in the consolidated statements of income within direct costs for the years ended December 31, 2009, 2008 and 2007 was $2,068, $2,155 and $1,846, respectively. The total stock-based compensation cost included in the consolidated statements of income within selling, general and administrative expenses for the years ended December 31, 2009, 2008 and 2007 was $3,155, $2,626 and $1,837, respectively. The Company has recognized a related tax (expense) benefit associated with its share-based compensation arrangements for the years ended December 31, 2009, 2008 and 2007 of $(78), $78 and $162, respectively.

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

The iGATE options issued are replacement awards for original iGS options, and as such, are treated as modification in accordance with the standard. Hence, the fair value of the exchange options was estimated at the date of exchange and the incremental fair value of $0.5 million is being amortized on a straight-line basis over the requisite service periods of the awards. The Company also paid $8.3 million towards redemption of iGS vested options at their fair market values. The amount was recorded as a reduction of Additional Paid-in Capital in the consolidated statements of shareholders’ equity and comprehensive income (loss).

Pursuant to the delisting of iGS from the Indian stock exchanges and the exchange of iGS stock options with iGATE options, no further options will be granted under any of the iGS stock option plans.

iGATE Corporation Stock Incentive Plans

During 2000, the Company adopted the Second Amended and Restated Stock Incentive Plan (the “1996 Plan”). The Plan provided that up to 14.7 million shares of the Company’s common stock shall be allocated for issuance to directors, executive management and key personnel. This plan expired by its terms on November 3, 2006 and no options have been granted under the Plan since this date.

On May 25, 2006, the 2006 iGATE Corporation Stock Incentive Plan (the “2006 Plan” and together with the 1996 Plan, the “iGATE Plans”) was approved by the Company’s shareholders. The 2006 Plan replaced the expired 1996 Plan and is substantially similar to it. Revisions were made primarily to address changes in applicable law since 2000. The 2006 Plan provides that up to 14.7 million shares of the Company’s common stock shall be allocated for issuance to officers, employees, directors and consultants of the Company and its subsidiaries. At December 31, 2009, there were 9.9 million shares of common stock available for issuance under the 2006 Plan.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

A summary of the stock option and restricted stock activity is presented below:

1996 Plan	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Options outstanding at December 31, 2006	1,686,258	$ 6.68
Exercised	(499,137)	8.80
Lapsed and forfeited	(51,320)	6.56

Options outstanding at December 31, 2007	1,135,801	$ 8.31
Exercised	(130,459)	4.18
Lapsed and forfeited	(372,507)	13.99

Options outstanding at December 31, 2008	632,835	$ 5.86

Exercised	(421,021)	3.78
Lapsed and forfeited	(141,507)	12.71

Options outstanding at December 31, 2009	70,307	$ 4.60	3.58	$0.4

Options vested at December 31, 2009	70,307	$ 4.60	3.58	$0.4

Options exercisable at December 31, 2009	70,307	$ 4.60	3.58	$0.4

2006 Plan	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Options outstanding at December 31, 2006	15,000	$6.00
Granted	159,000	8.21
iGS/iGATE Exchange	2,763,464	1.43

Options outstanding at December 31, 2007	2,937,464	$1.80

Granted	255,324	2.40
Exercised	(236,186)	3.47
Lapsed and forfeited	(643,192)	2.19

Options outstanding at December 31, 2008	2,313,410	$1.59

Granted	926,000	6.93
Exercised	(462,584)	0.86
Lapsed and forfeited	(316,785)	2.80

Options outstanding at December 31, 2009	2,460,041	$3.58	6.30	$15.8

Options vested and expected to vest at December 31, 2009	2,391,602	$3.54	6.26	$15.5

Options exercisable at December 31, 2009	998,853	$2.19	4.84	$ 7.8

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

2006 Plan	Restricted Stock	Weighted Average Fair Value
Unvested at December 31, 2006	571,000	$4.27
Granted	96,000	9.06
Vested	(114,000)	6.89
Lapsed and forfeited	(31,500)	4.27

Unvested at December 31, 2007	521,500	$5.36

Granted	1,119,739	5.88
Vested	(159,016)	5.27
Lapsed and forfeited	(220,673)	4.44

Unvested at December 31, 2008	1,261,550	$5.93

Granted	202,750	6.91
Vested	(85,575)	6.67
Lapsed and forfeited	(136,266)	6.19

Unvested at December 31, 2009	1,242,459	$6.49

Available for future grant	9,943,901

During 2009, 2008 and 2007, options covering a total of 0.9 million, 0.3 million and 0.2 million shares, respectively, of Common Stock were granted under the iGATE Plans. Options generally expire ten years from the date of the original grant or earlier if an option holder ceases to be employed by or associated with the Company for any reason.

During 2009, 2008 and 2007, the Company granted 0.2 million, 1.1 million and 0.1 million shares of restricted stock, respectively. Restricted stock grants generally vest over a four year period. These shares are voting but are subject to forfeiture if a holder ceases to be employed by or associated with the Company for any reason.

The total intrinsic value of options exercised during 2009, 2008 and 2007 was $4.7 million, $2.1 million and $2.9 million, respectively. The fair value of stock options vested during 2009, 2008 and 2007 was $5.2 million, $4.8 million and $1.6 million, respectively. The income tax (expense) benefit classified as a financing cash inflow for 2009, 2008 and 2007 was $(0.1) million, $0.1 million and $0.2 million, respectively.

As of December 31, 2009, approximately $9.75 million of unrecognized compensation cost is expected to be recognized for the unvested shares. This expense is expected to be recognized over a weighted-average period of 1.88 years.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

iGATE Stock Options Outstanding at December 31, 2009:

1996 Plan

Options Outstanding				Options Exercisable
Range of Exercise Price	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
$3.78 - $3.78	42,500	3.83	$3.78	42,500	$3.78
$4.11 - $4.11	10,000	5.16	$4.11	10,000	$4.11
$5.25 - $5.25	7,500	0.72	$5.25	7,500	$5.25
$5.58 - $5.58	8,000	3.83	$5.58	8,000	$5.58
$15.69 - $15.69	2,000	0.41	$15.69	2,000	$15.69
$17.02 - $17.02	234	0.84	$17.02	234	$17.02
$27.24 - $27.24	73	0.50	$27.24	73	$27.24

$3.78 - $27.24	70,307	3.58	$4.60	70,307	$4.6

2006 Plan

Options Outstanding				Options Exercisable
Range of Exercise Price	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
$0.01 - $0.01	80,578	9.10	$0.01	45,529	$0.01
$0.08 - $0.08	1,052,324	3.35	$0.08	580,762	$0.08
$0.80 - $6.12	322,258	6.24	$4.60	268,601	$4.73
$6.27 - $6.55	47,176	8.63	$6.43	11,415	$6.27
$6.66 - $6.66	370,000	9.50	$6.66	—	—
$6.81 - $6.97	344,000	9.59	$6.86	—	—
$8.04 - $8.75	206,381	8.19	$8.61	81,046	$8.52
$8.93 - $8.93	15,000	9.80	$8.93	—	—
$9.00 - $9.00	3,000	7.75	$9.00	1,500	$9.00
$9.14 - $9.14	20,000	7.77	$9.14	10,000	$9.14

$0.01 - $9.14	2,460,717	6.30	$3.58	998,853	$2.19

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

DECEMBER 31, 2009

Options granted under the iGS Plans generally vest over a four year period and expire ten years from the date of grant or earlier if an option holder ceases to be employed with iGS, iGS’ holding company or any iGS subsidiary companies.

iGATE Global Solutions Stock Option Plan 1	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Options outstanding at December 31, 2006	1,146,677	$3.42
Granted	307,000	9.29
Exercised	(213,104)	2.97
iGS/iGATE Exchange	(385,115)	7.14
Lapsed and forfeited	(704,437)	4.74

Options outstanding at December 31, 2007	151,021	$3.37
Exercised	(125,250)	2.29
Lapsed and forfeited	(18,071)	4.19

Options outstanding at December 31, 2008	7,700	$5.00
Lapsed and forfeited	(2,500)	5.53

Options outstanding at December 31, 2009	5,200	$5.31	5.9	$—

Options vested and expected to vest at December 31, 2009	2,832	$4.51	4.7	$—

Options exercisable at December 31, 2009	2,832	$4.51	4.7	$—

iGATE Global Solutions Stock Option Plan 2	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Options outstanding at December 31, 2006	1,069,741	$4.34
Exercised	(161,951)	4.28
Lapsed and forfeited	(616,670)	5.64
iGS/iGATE Exchange	(267,915)	3.83

Options outstanding at December 31, 2007	23,205	$4.22
Exercised	(17,955)	2.91
Lapsed and forfeited	(5,250)	$4.75

Options outstanding at December 31, 2008	—	—

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

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

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

The total intrinsic value of options exercised under the iGS Plans during 2009, 2008 and 2007 was $nil million, $0.1 million and $1.4 million, respectively. The fair value of stock options vested during 2007 was $3.9 million.

In 2007, the Company recognized $3.1 million of compensation expense associated with the iGS stock option plans in its Consolidated Statements of Income. As of December 31, 2009, no additional compensation cost is expected to be recognized for the unvested shares.

iGATE Global Solutions Stock Options Outstanding at December 31, 2009 Plan 1:

Options Outstanding				Options Exercisable
Range of Exercise Price	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
$ 0.00–$ 8.81	5,200	5.9 years	$5.31	2,832	$4.51

The fair value of each option grant under the iGATE Plans and the iGS Plans was estimated using the Black-Scholes option pricing model. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on the historical volatility of either the iGATE or iGS common stock and volatility derived from exchange traded options. The average expected life was based on the contractual term of the option and expected employee exercise and post-vesting employment termination behavior. The risk-free interest rate for each of the iGATE Plans was based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

assumed at the date of grant. The risk-free rate for each of the iGS Plans was based on an equivalent Indian risk-free rate. Forfeitures are estimated based on voluntary termination behavior, as well as an analysis of actual option forfeitures. The weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

Year Ended December 31, 2009	iGATE	iGS
Weighted average fair values of options granted during 2009	$3.386	$—
Risk-free interest rate	2.46%	—
Expected dividend yield	3.2%	—
Expected life of options	4.56 years	—
Expected volatility rate	73.38%	—

Year Ended December 31, 2008	iGATE	iGS
Weighted average fair values of options granted during 2008	$8.67	$—
Risk-free interest rate	3.05%	—
Expected dividend yield	0.0%	—
Expected life of options	4.38 years	—
Expected volatility rate	56.6%	—

Year Ended December 31, 2007	iGATE	iGS
Weighted average fair values of options granted during 2007	$4.79	$7.13
Risk-free interest rate	4.34%	6.60%
Expected dividend yield	0.0%	0.5%
Expected life of options	4.5 years	5 years
Expected volatility rate	61.0%	58.7%

18. Earnings per share

The Company computes earnings per share in accordance with SFAS No. 128, “ Earnings per share” (ASC Topic 260), and FASB Staff Position (FSP) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (ASC 260-10-45). Basic earnings per share for the two classes of stock (common stock and unvested restricted stock) is calculated by dividing net income by the weighted average number of shares of common stock and unvested restricted stock outstanding. Diluted earnings per share is computed using the weighted average number of common stock and unvested restricted stock plus the potentially dilutive effect of common stock equivalents.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

Earnings per share for the common stock and unvested restricted stock under the two class method are presented below (dollars and share data in thousands):

	Year ended December 31,
PARTICULARS	2009	2008	2007
Basic Income Per Share
Net Income from Continuing operations	$28,575	$29,299	$10,500
Net Income from Discontinued operations	—	1,605	5,085

	$28,575	$30,904	$15,585
Less: Dividends paid on
Common Stock	$5,894	$—	$—
Unvested restricted stock	66	—	—

Undistributed Income attributable to iGATE	$22,615	$30,904	$15,585

Basic and Diluted allocation of Undistributed Income
Common stock	$22,373	$30,505	$15,459
Unvested restricted stock	242	399	126

Total undistributed income attributable to iGATE	$22,615	$30,904	$15,585

Weighted average shares outstanding :
Common stock	54,525	53,903	53,333
Unvested restricted stock	589	705	435

	55,114	54,608	53,768

Weighted average common stock outstanding	54,525	53,903	53,333
Dilutive effect of stock options and restricted shares outstanding	1,426	1,548	639

Dilutive weighted average shares outstanding	55,951	55,451	53,972

Distributed earnings per share:
Common stock	$0.11	$—	$—
Unvested restricted stock	$0.11	$—	$—

Undistributed income per share:
Common stock	$0.41	$0.57	$0.29
Unvested restricted stock	$0.41	$0.57	$0.29

Net earnings per share—basic
Common stock	$0.52	$0.57	$0.29
Unvested restricted stock	$0.52	$0.57	$0.29

Net earnings per common share—diluted	$0.51	$0.56	$0.29

Basic earnings per share from Continuing operations
Common Stock	$0.52	$0.54	$0.20
Unvested restricted stock	$0.52	$0.54	$0.20

Basic earnings per share from Discontinued operations
Common Stock	$—	$0.03	$0.09
Unvested restricted stock	$—	$0.03	$0.09

Dilutive earnings per share from Continuing operations	$0.51	$0.53	$0.20
Dilutive earnings per share from Discontinued operations	$—	$0.03	$0.09

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

The number of outstanding options to purchase common shares for which the option exercise prices exceeded the average market price of the common shares aggregated 0.5 million, 0.6 million and 0.6 million shares for the years ended December 31, 2009, 2008 and 2007, respectively. These options were excluded from the computation of diluted earnings per share under the treasury stock method.

19. Cost of revenues

Cost of revenue (exclusive of depreciation and amortization) consists of the following (in thousands):

	Year ended December 31,
	2009	2008	2007
Personnel expenses	$97,867	$106,769	$105,609
Operational expenses	19,826	29,672	31,013

	$117,693	$136,441	$136,622

Personnel expenses include salaries and benefits and operational expenses include travel, training, communication etc.

20. Selling, general and administrative expenses

Selling, general and administrative expenses consist of the following (in thousands):

	Year ended December 31,
	2009	2008	2007
Personnel expenses	$17,265	$24,656	$24,479
Operational expenses	18,168	20,671	17,992

	$35,433	$45,327	$42,471

21. Other income (expense), net

Components of other income (expense), net recorded in continuing operations are as follows (in thousands):

	Year ended December 31,
	2009	2008	2007
Foreign exchange (expense) gain, net	$(7,508)	$(936)	$2,090
Amount forfeited by counterparty on termination of land sale agreement	—	426	—
Other	924	603	16

	$(6,584)	$93	$2,106

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

22. Income taxes

The components of income (loss) from continuing operations before income taxes, as shown in the accompanying consolidated statements of income, consisted of the following (in thousands):

	Year ended December 31,
	2009	2008	2007
Income (loss) before income taxes:
Domestic	$(1,032)	$2,335	$(388)
Foreign	30,192	28,010	15,647

Income from continuing operations before income taxes	$29,160	$30,345	$15,259

The provision (benefit) for income taxes from continuing operations consisted of the following (in thousands):

	Year ended December 31,
	2009	2008	2007
Current provision (benefit)
Federal	$25	$(1,366)	$1,451
State	174	(85)	120
Foreign	5,432	4,101	2,542

Total current provision	5,631	2,650	4,113

Deferred (benefit) provision:
Federal	(12)	777	(538)
State	(2)	116	(80)
Foreign	(5,032)	(2,868)	(1,728)

Total deferred (benefit)	(5,046)	(1,975)	(2,346)

Total provision for income taxes	$585	$675	$1,767

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision (benefit) for income taxes from continuing operations is as follows (in thousands):

	December 31, 2009		December 31, 2008		December 31, 2007
Income taxes computed at the federal statutory rate	$9,914	34.0%	$10,621	35.0%	$5,341	35.0%
State income taxes, net of federal tax benefit	114	0.4	75	0.2	90	0.6
Benefit for untaxed foreign income, subject to tax holiday	(9,755)	(33.5)	(7,204)	(23.7)	(3,285)	(21.5)
Foreign taxes at other than U.S. statutory rate.	(111)	(0.4)	(1,366)	(4.5)	(1,380)	(9.1)
Nondeductible expenses	—	—	967	3.2	2,163	14.2
Nondeductible compensation	—	—	—	—	46	0.3
Non taxable loss (income)	351	1.2	(2,335)	(7.7)	(760)	(5.0)
Other—net	72	0.3	(83)	(0.3)	(448)	(2.9)

	$585	2.0%	$675	2.2%	$1,767	11.6%

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

Under the Indian Income Tax Act, 1961, the Company’s Indian subsidiary is eligible to claim a tax holiday for 10 consecutive assessment years on profits derived from the export of software services from divisions registered under the Software Technology Parks at Bangalore, Chennai, Hyderabad and Noida. For the years ended December 31, 2009, 2008 and 2007 the tax holiday and the foreign taxes resulted in income tax benefits of $9.9 million, $8.6 million and $4.7 million, respectively, when calculated at the statutory US rate. The majority of the remaining benefits will extend through March 2011. There are no adverse tax effects to be considered from the goodwill impairment as it is included as part of the subsidiary’s tax holiday. Non-operating income, such as interest income and capital gains income along with operating income to the extent of expiry of tax holiday is not included in the tax holiday, and has been considered as part of our income tax provision.

The Company’s Indian subsidiary has net operating loss carry forwards amounting to approximately $15.3 million, which are under litigation with the India Tax authorities and hence a benefit amounting to approximately $5.2 million was not recognized at December 31, 2009.

The US branch of the Company’s Indian subsidiary has approximately $3.4 million of net operating losses (“NOL”) available to offset future federal and state taxable income. These losses are due to expire between the years of 2022 and 2025. The US entity has also incurred losses and has $ 0.6 million of net operating losses that will expire in year 2029.

The basic earnings per share effect of the tax holiday is $0.18, $0.13 and $0.06, respectively, for the years ended December 31, 2009, 2008 and 2007. The diluted earnings per share effect of the tax holiday is $0.17, $0.13 and $0.06, respectively, for the years ended December 31, 2009, 2008 and 2007.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

The components of the deferred tax assets and liabilities were as follows:

	December 31,
	2009	2008
	(Dollars in Thousands)
Deferred tax assets:
Allowance for doubtful accounts and employee advances	$478	$330
Accrued health benefits	—	135
Accrued vacation and bonuses	1,613	1,091
Depreciation	2,100	1,321
Stock based compensation	702	399
Foreign currency translation adjustments	787	791
Lease equalization charges	33	177
Capital losses carried forward	11,055	13,780
Deferred compensation	5,706	5,821
Net operating loss carryovers	1,794	1,910
Accrued restructuring charges	—	44
Minimum Alternate tax	7,628	3,393
Other	19	1,099
Valuation allowance	(22,195)	(24,301)

Total deferred tax assets	9,720	5,990

Deferred tax liabilities
Amortization of acquired intangibles	(1,201)	(1,272)
Prepaid expenses	(14)	(141)

Total deferred tax liabilities	(1,215)	(1,413)

Net deferred tax asset	$8,505	$4,577
Less: Net current deferred tax asset (liability)	31	(439)

Net long-term deferred tax asset	$8,474	$5,016

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

The Company has not provided for U.S. deferred income taxes or foreign withholding tax on basis differences in its non-U.S. subsidiaries of $29.7 million that result primarily from undistributed earnings the Company intends to reinvest indefinitely. Determination of the deferred income tax liability on these basis differences is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

The change in the total valuation allowance for deferred tax assets as of December 31, 2009, 2008 and 2007 is as follows (in thousands):

	As of December 31,
	2009	2008	2007
Opening valuation allowance	$24,301	$24,277	$25,045
Reduction during the year	(2,972)	(679)	(1,348)
Addition during the year	866	703	580

Closing valuation allowance	$22,195	$24,301	$24,277

23. Segment information

The Company’s reportable segments through June 30, 2008 were iGS, iPS and iSS. The iGS segment’s service offerings includes Information Technology (“IT”) and IT enabled operations, offshore outsourcing solutions and services to large and medium-sized organizations. The iPS segment’s offerings included a variety of client-managed and supervised IT staffing service offerings. This segment services are offered principally in the United States of America. The iSS segment’s offerings included the operations of iCRI and the corporate shared service division of the Company.

On July 31, 2008, the Company sold iCRI. Additionally, pursuant to enterprise reorganization, the Company assigned the resources, including employees, relating to the corporate shared service division in the iSS segment to the iGS segment of its business. Also, as more fully explained in Note 4 of the Consolidated Financial Statements, effective September 30, 2008, the Company spun off the iPS segment of its business into a newly formed company known as Mastech Holdings, Inc.

As a consequence of the above mentioned events, currently the business of the Company is comprised solely of the iGS segment.

The Company’s Chief Executive Officer who is the chief decision making officer reviews the operations of the Company on consolidated basis. As a result of this, the Company is operating as a single reportable segment.

Revenues based on the location of the customer and fixed assets by geographic area consisted of the following:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Revenues:
North America, principally U.S.	$152,934	$163,164	$155,180
Europe	25,489	31,441	23,834
Asia, principally India	14,676	24,193	22,720

Total revenues	$193,099	$218,798	$201,734

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Fixed assets:
North America, principally U.S.	$1,656	$1,821	$630
Europe	25	66	111
Asia, principally India	41,001	32,603	33,498

Total fixed assets	$42,682	$34,490	$34,239

The following is a concentration of revenues greater than 10% for the periods shown:

Particulars	2009	2008	2007
Royal Bank of Canada	26.8%	18.4%	17.8%
General Electric Company	23.0%	25.0%	24.9%

24. Related party transactions

The Company has advanced employees $1.4 million and $1.1 million at December 31, 2009 and 2008, respectively. These average advances do not exceed $4,500 per employee and are typically deducted from the employee’s salary over a six-month period or until paid in full.

At December 31, 2009, Sunil Wadhwani, Co-Chairman of iGATE Corporation, directly owned 12,961,053 common shares of the Company and indirectly owned 2,340,000 common shares of the Company through two family trusts.

At December 31, 2009, Ashok Trivedi, Co-Chairman of iGATE Corporation, directly owned 13,168,553 common shares of the Company and indirectly owned 2,132,500 common shares of the Company through one family trust.

Messrs. Wadhwani and Trivedi, the Company’s Co-Chairmen, have leased out to iGS four apartments owned jointly and individually by them in Chennai, India, which are used as guesthouses by iGS. The total annual rental is approximately $5,000 (approximately $2,500 each is paid to Mr. Wadhwani and Mr. Trivedi). The lease rentals are commercially reasonable and at arms-length.

Sunil Wadhwani and Ashok Trivedi, co-founders of iGATE, own approximately 56% of our outstanding common stock and also own approximately 57% in Mastech Holdings, Inc. The transactions with Mastech Holdings, Inc., for the period from October 1, 2008 to December 31, 2009 are as follows (in thousands):

Particulars	2009	2008
Outsourcing services rendered to Mastech Holdings Inc.	$770	$392
Reimbursable expenses incurred on behalf of Mastech Holdings Inc.	$318	$922

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

The balances receivable from and payable to related parties are summarized as follows (in thousands):

	As of December, 31
Particulars	2009	2008
Due from Mastech Holdings Inc.
Accounts receivable, net of allowance	$87	$324
Prepaid expenses and other current assets	—	418

	$87	$742

25. Restructuring Charges

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

The components of the restructuring charges and the restructuring accrual at December 31, 2009, 2008 and 2007 are as follows:

(in thousands)	Accrued December 31, 2006	Charged to Expense	Foreign Currency Translation Effect	Cash Expenditures	Accrued December 31, 2007
2004 lease costs of office closure	$497	$—	$46	$(241)	$302
2007 severance and related items	—	769	—	(13)	756

Total	$497	$769	$46	$(254)	$1,058

(in thousands)	Accrued December 31, 2007	Charged to Expense	Foreign Currency Translation Effect	Cash Expenditures	Accrued December 31, 2008
2004 lease costs of office closure	$302	$—	$(69)	$(69)	$164
2007 severance and related items	756	—	—	(649)	107

Total	$1,058	$—	$(69)	$(718)	$271

(in thousands)	Accrued December 31, 2008	Charged to Expense	Foreign Currency Translation Effect	Cash Expenditures	Accrued December 31, 2009
2004 lease costs of office closure	$164	$—	$19	$(82)	$101
2007 severance and related items	107	—	—	(107)	—

Total	$271	$—	$19	$(189)	$101

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

26. Credit facility

On May 4, 2009, iGS terminated a loan agreement dated May 21, 2008 between Citibank N.A. and the Company. The loan agreement had provided for a $6.5 million working capital line of credit.

27. Commitments and contingencies

Capital commitments

As of December 31, 2009, the Company has open purchase orders totaling $2.04 million to purchase property and equipment.

Bank guarantees

At December 31, 2009 and 2008, performance guarantees provided by banks on behalf of iGS to customers aggregated to $0.6 million and $0.4 million, respectively. These guarantees have a remaining expiry term of approximately one to two years.

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

28. Fair Value Measurements

SFAS No. 157 “Fair Value Measurements” (“ASC Topic 820”), establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

alternative pricing sources and models utilizing market observable inputs. The foreign currency derivative contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments in active markets.

Assets and liabilities measured at fair value are summarized below:

		Fair value measurement at reporting date using
Description	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Short term investments:
Money market mutual funds	$67,192	$67,192	—	—

Total assets	$67,192	$67,192	—	—

Liabilities
Other current liabilities
Foreign currency derivative contracts	$1,097	—	$1,097	—

Total liabilities	$1,097	—	$1,097	—

In February 2008, the FASB issued FASB Staff Position 157-2, “Effective Date of FAS 157” (“FSP FAS 157-2”) (ASC Topic 820-10-65-1). This FSP FAS 157-2 deferred the effective date of FAS 157 for non-financial assets and liabilities that are not on a recurring basis recognized or disclosed at fair value in the financial statements, to fiscal years and interim periods beginning after November 15, 2008. The Company has adopted FSP FAS 157-2 (ASC Topic 820-10-65-1) for non-financial assets and liabilities measured at fair value on a non-recurring basis at January 1, 2009 and will continue to apply its provisions prospectively. There was no significant impact on adoption of this.

In April 2009, the FASB issued FASB Staff Position 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”) (ASC Topic 820-10-65-4). FSP FAS 157-4 (ASC Topic 820-10-65-4) amends FASB Statement No. 157, Fair Value Measurements (ASC Topic 820) to provide additional guidance on estimating fair value when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. The ASC Topic 820-10-65-4 also provides additional guidance on circumstances that may indicate that a transaction is not orderly. FSP FAS 157-4 (ASC Topic 820-10-65-4) supersedes FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (ASC Topic 820-10-65-2). The application of ASC Topic 820-10-65-1 and ASC Topic 820-10-65-4 did not have a significant impact on earnings or the financial position for the year ended December 31, 2009.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

29. Quarterly Financial Information (Unaudited)

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

	Three Months Ended
	March 31	June 30	September 30	December 31
(in thousands)	2009	2009	2009	2009
2009
Revenues	$44,809	$46,831	$49,055	$52,404
Gross Margin	16,090	17,888	20,158	21,270
Income from Operations	5,601	7,169	9,124	10,497
Income from Continuing Operations before Income Tax	4,848	6,182	9,162	8,968

Net Income attributable to iGATE	$5,001	$6,056	$8,884	$8,634

Net earnings per common share, basic	$0.09	$0.11	$0.16	$0.16

Net earnings per common share, diluted	$0.09	$0.11	$0.16	$0.15

	Three Months Ended
	March 31	June 30	September 30	December 31
(in thousands)	2008	2008	2008	2008
2008
Revenues	$55,639	$56,241	$55,418	$51,500
Gross Margin	20,364	19,839	21,275	20,879
Income from Operations	5,507	7,086	7,448	7,641
Income from Continuing Operations before Income Tax	6,526	7,928	8,416	7,104
Income (loss) from Discontinued Operations	982	961	(162)	(176)

Net Income attributable to iGATE	$7,408	$8,408	$8,294	$6,794

Net earnings per common share, basic	$0.14	$0.16	$0.15	$0.13

Net earnings per common share, diluted	$0.13	$0.15	$0.15	$0.12

30. Subsequent Events

On January 20, 2010, the Board of Directors of the Company declared an annual cash dividend for the year ended December 31, 2009 of $0.11 per share payable to the shareholders of record as of February 26, 2010, with the payment date of March 15, 2010.

On February 15, 2010, iGS sold one of its office buildings located at Bangalore, India for a consideration of $2.8 million, resulting in a gain of approximately $1.4 million.

The Company has evaluated subsequent events through the date of filing the financial statements which is February 25, 2010, and no events, other than what has been disclosed above, has occurred from the balance sheet date through that date that would impact the Consolidated Financial Statements.

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

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making its assessment of internal control over financial reporting, management used the criteria described in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based upon this assessment, management has concluded and hereby reports that the Company’s internal control over financial reporting was effective as of December 31, 2009. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Company’s independent registered public accounting firm, Ernst & Young, has issued its report on the effectiveness of the Company’s internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There has been no change in iGATE’s internal control over financial reporting that occurred during the fourth quarter that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting as of December 31, 2009.

Attestation Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of iGATE Corporation

We have audited iGATE Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). iGATE Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, iGATE Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2009 and 2008 consolidated financial statements of iGATE Corporation and subsidiaries and our report dated February 25, 2010 expressed an unqualified opinion thereon.

/s/    Ernst & Young

New Delhi, India

February 25, 2010

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item, not set forth below, is incorporated herein by reference from the Company’s definitive proxy statement relating to the 2010 Annual Meeting of Shareholders scheduled, which will be filed with the SEC within 120 days after the close of the Company’s fiscal year ended December 31, 2009 (the “Proxy Statement”).

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

The following table provides information as of December 31, 2009 regarding compensation plans and arrangements under which equity securities of iGATE are authorized for issuance.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
	(in thousands except for price)
Equity compensation plans approved by security holders	3,773	$2.42	9,944

Total	3,773	$2.42	9,944

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

(a) l. Financial Statements

The following Consolidated Financial Statements of the registrant and its subsidiaries are included on pages 41 to 45 and the reports of Independent Registered Public Accounting Firms are included on page 39 and 40 in this Form 10-K.

Reports of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets—December 31, 2009 and 2008.

Consolidated Statements of Income—Years ended December 31, 2009, 2008 and 2007.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)—Years ended December 31, 2009, 2008 and 2007.

Consolidated Statements of Cash Flows—Years ended December 31, 2009, 2008 and 2007.

Notes to Consolidated Financial Statements

2. Consolidated Financial Statement Schedules

The following consolidated financial statement schedules shown below should be read in conjunction with the Consolidated Financial Statements on pages 44 to 45 in this Form 10-K. All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

The following items appear immediately following the signature pages:

Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts for the year ended December 31, 2007.

3. Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index, which is incorporated herein by reference.

iGATE CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEAR ENDED DECEMBER 31, 2007

	Balance at beginning of period	Charged to expense	Deductions(1)	Balance at end of period
	(in thousands)
Allowance for Doubtful Accounts:
Year ended December 31, 2007	$344	$246	$15	$605
Deferred Tax Valuation Allowance:
Year ended December 31, 2007	$25,045	$580	$(1,348)	$24,277

(1)	Write-offs, net of recoveries, cash payments related to restructurings and the use of capital loss carry forwards and foreign tax credits.

Exhibit	Index Description of Exhibit

2.1	Separation and Distribution Agreement by and between iGATE Corporation and Mastech Holdings, Inc., dated September 30, 2008 filed as Exhibit 2.1 to iGATE’s Form 8-K on October 1, 2008.

3.1	Second Amendment and Restated Articles of Incorporation of the Company are incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q, File No.000-2175, filed on August 14, 2000.

3.2	Amended and Restated Bylaws of the Company are incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q, File No. 000-21755, filed on August 14, 2000.

4.1	Form of certificate representing the Common Stock of the Company is incorporated by reference from Exhibit 4.1 to iGATE Corporation’s Registration Statement on Form S-1, Commission File No. 333-14169, filed on November 19, 1996.

10.1	Employment Agreement, dated as of June 6, 2008, by and between the Company and Ashok Trivedi is filed herewith.

10.1(a)	Amendment Agreement, dated April 1, 2009, between the Company and Ashok Trivedi amending the employment agreement referenced in Exhibit 10.1 is filed herewith.

10.2	Employment Agreement, dated as of June 6, 2008, by and between the Company and Sunil Wadhwani is filed herewith.

10.2(a)	Amendment Agreement, dated April 1, 2009, between the Company and Sunil Wadhwani amending the employment agreement referenced in Exhibit 10.2 is filed herewith.

10.3	iGate Corporation 2006 Stock Incentive Plan is incorporated by reference to Exhibit 10.01 to the Quarterly Report on Form 10-Q, File No. 000-21755, filed on August 9, 2007.

10.4	Employment Letter Agreement dated January 21, 2009, effective January 1, 2009 between Sujit Sircar and iGATE Corporation filed as exhibit 10. 3(b) to the annual report on Form 10-K, file no. 002021755, filed February 23, 2009.

10.5	Senior Executive Employment Agreement dated April 18, 2008 between Phaneesh Murthy and iGATE Global Solutions, Ltd. filed herewith

10.6	Goods Security Agreement dated May 21, 2008 by and among iGATE Global Solutions Ltd., and Citibank N.A. filed as exhibit 10.8 to the quarterly report on Form 10-Q, file no. 002021755, filed August 1, 2008.

10.7	Lease Agreement dated January 15, 1995 by and between iGS and Messrs. Wadhwani and Trivedi for real estate in Bangalore, India is incorporated by reference to Exhibit 10.10 to iGATE Corporation’s Registration Statement on Form S-1, Commission File No. 333-14169, on April 1, 2002.

10.8	Lease Agreement dated November 6, 1996 by and between iGS and Messrs. Wadhwani and Trivedi for real estate in Bangalore, India is incorporated by reference to Exhibit 10.11 to iGATE Corporation’s Registration Statement on Form S-1, Commission File No. 333-14169, filed on November 19, 1996.

10.9	Lease Agreement dated January 15, 1998 by and between iGS and Messrs. Wadhwani and Trivedi for real estate in Bangalore, India incorporated by reference to Exhibit 10.12 to Annual Report on Form 10-K for the year ended December 31, 1998.

10.10	Lease Agreement dated March 26, 1997 by and between iGS and Messrs. Wadhwani and Trivedi for real estate in Bangalore, India incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K for the year ended December 31, 1998.

10.11	Lease Agreement dated January 13, 1998 by and between iGS and Messrs. Wadhwani and Trivedi for real estate in Chennai, India incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K for the year ended December 31, 1998.

Exhibit	Index Description of Exhibit

10.12	Lease Agreement dated April 1, 1996 by and between Scott Systems Private Limited and Messrs. Wadhwani and Trivedi for real estate in Bombay, India is incorporated by reference from Exhibit 10.12 to iGATE Corporation’s Registration Statement on Form S-1, Commission File No. 333-4169, filed on November 19, 1996.

10.13	Lease Agreement dated April 1, 1996 by and between Scott Systems Private Limited and Sunil Wadhwani for real estate in Bombay, India is incorporated by reference to Exhibit 10.13 to iGATE Corporation’s Registration Statement on Form S-1, Commission File No. 333-14169, filed on November 19, 1996.

10.14	Lease Agreement dated April 1, 1996 by and between Scott Systems Private Limited and Ashok Trivedi for real estate in Bombay, India is incorporated by reference to Exhibit 10.14 to iGATE Corporation’s Registration Statement on Form S-1, Commission File No. 333-14169, filed on November 19, 1996.

10.15	Lease Agreement dated April 18, 1998 by and between Scott Systems Private Limited and Messrs. Wadhwani and Trivedi for real estate in Mumbai, India incorporated by reference to Exhibit 10.18 to Annual Report on Form 10-K for the year ended December 31, 1998.

10.16	Lease Agreement dated April 18, 1998 by and between Scott Systems Private Limited and Messrs. Wadhwani and Trivedi for real estate in Mumbai, India incorporated by reference to Exhibit 10.19 to Annual Report on Form 10-K for the year ended December 31, 1998.

10.17	Lease Agreement dated October 14, 1998 by and between Park Ridge One Associates and the Company for office space located in Park Ridge Office Center near Pittsburgh, Pennsylvania incorporated by reference to Exhibit 10.20 to Annual Report on Form 10-K for the year ended December 31, 1998.

10.17(a)	First Amendment to Lease Agreement dated October 14, 1998 by and between Park Ridge One Associates and the Company for office space located in Park Ridge Office Center near Pittsburgh filed as Exhibit 10.20(a) to Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 16, 2006.

10.18	Lease Agreement dated June 8, 2000 by and between the Company and Foster Plaza Holding Corporation for office space in Foster Plaza located near Pittsburgh, Pennsylvania is incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K, File No. 000-21755 filed on March 28, 2001.

10.19	Shareholders Agreement by and among the Company, Sunil Wadhwani and Ashok Trivedi and the Joinder Agreement by Grantor Retained Annuity Trusts established by Messrs. Wadhwani and Trivedi are incorporated by reference to Exhibit 10.5 to iGATE Capital Corporation’s Registration Statement on From S-1, Commission File No. 333-14169, filed on December 16, 1996.

10.20	Tax Sharing Agreement by and between iGATE Corporation and Mastech Holdings, Inc., dated September 30, 2008 filed as Exhibit 10.1 to iGATE’s Form 8-K on October 1, 2008.

10.21	Senior Executive and Wholetime Director Employment Agreement between iGate Global Solutions Limited and Hariharan Sambhashiva, dated October 10, 2007 is filed herewith.

10.22	Executive Employment Agreement between iGate Global Solutions Limited and Sumit Ganguli, dated October 18, 2003 is filed herewith.

10.23	Marketing Manager’s Agreement by and between Quantum Information Resources Limited and Jason Trussell, dated November 2, 1994 is filed herewith.

21.0	Subsidiaries of the Registrant filed as Exhibit 21.0 to the Annual Report on Form 10-K filed on February 25, 2010 is filed herewith.

Exhibit	Index Description of Exhibit

23.1	Consent of Ernst & Young, Independent Registered Public Accounting Firm is filed herewith.

23.2	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm is filed herewith.

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer is filed herewith.

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer is filed herewith.

32.01	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer is filed herewith.

32.02	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer is filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 25th day of February, 2010.

iGATE CORPORATION

February 25, 2010	/s/ PHANEESH MURTHY
Phaneesh Murthy
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

February 25, 2010	iGATE CORPORATION

/s/ PHANEESH MURTHY Phaneesh Murthy President, Chief Executive Officer and Director

/s/ SUJIT SIRCAR Sujit Sircar Chief Financial Officer

/s/ PRASHANTH IDGUNJI Prashanth Idgunji Chief Accounting Officer

/s/ SUNIL WADHWANI Sunil Wadhwani Co-Chairman of the Board of Directors and Director

/s/ ASHOK TRIVEDI Ashok Trivedi Co-Chairman of the Board of Director, and Director

/s/ J. GORDON GARRETT J. Gordon Garrett Director and Chairman of the Audit Committee

/s/ GORAN LINDAHL Goran Lindahl Director

/s/ MARTIN G. MCGUINN Martin G. McGuinn Director

/s/ JOSEPH J. MURIN Joseph J. Murin Director