Form 10-Q
period 2010-03-31
IGATE CORP
filed 2010-04-28
CIK 1024732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of April 19, 2010 was 55,286,358.

iGATE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2010

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

iGATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues	$57,890	$44,809
Cost of revenues (exclusive of depreciation and amortization)	34,678	28,719

Gross margin	23,212	16,090
Selling, general and administrative	10,005	8,586
Depreciation and amortization	2,222	1,903

Income from operations	10,985	5,601
Other income (expense), net	832	(753)

Income before income taxes	11,817	4,848
Income tax expense (benefit)	203	(153)

Net income	$11,614	$5,001

Distributed earnings per share:
Common stock	$0.11	$0.09
Unvested restricted stock	0.11	0.09
Basic earnings per share
Common stock	$0.21	$0.09
Unvested restricted stock	0.21	0.09
Diluted earnings per share	$0.20	$0.09

See accompanying notes.

iGATE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	March 31, 2010 (unaudited)	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$18,511	$29,565
Short-term investments	81,800	67,192
Accounts receivable, net	27,844	24,533
Unbilled revenues	12,803	9,636
Prepaid expenses and other current assets	4,094	4,628
Foreign exchange derivative contracts	1,415	—
Prepaid income taxes	3,704	4,247
Deferred tax assets	35	31
Receivable from Mastech Holdings Inc.	134	87

Total current assets	150,340	139,919
Deposits and other assets	4,846	4,482
Property and equipment, net	43,173	42,682
Deferred tax assets	10,304	8,474
Intangible assets, net	1,965	2,086
Goodwill	31,606	30,517

Total assets	$242,234	$228,160

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,412	$1,515
Accrued payroll and related costs	11,947	14,173
Other accrued liabilities	18,298	18,003
Foreign exchange derivative contracts	—	1,097
Restructuring reserve	75	101
Deferred revenue	509	918

Total current liabilities	33,241	35,807
Other long-term liabilities	1,126	1,035

Total liabilities	34,367	36,842

Commitments (Note 13)
Shareholders’ equity:
Preferred shares, without par value: 20,000,000 shares authorized, 1 share held in treasury	—	—
Common shares, par value $0.01 per share:
100,000,000 shares authorized, and 56,268,784 and 56,126,209 shares issued as of March 31, 2010 and December 31, 2009, respectively and 55,278,682 and 55,136,107 shares outstanding as of March 31, 2010 and December 31, 2009, respectively	563	561
Common shares held in treasury, at cost, 990,102 shares	(14,714)	(14,714)
Additional paid-in capital	181,816	180,278
Retained earnings	43,766	38,228
Accumulated other comprehensive loss	(3,564)	(13,035)

Total shareholders’ equity	207,867	191,318

Total liabilities and shareholders’ equity	$242,234	$228,160

See accompanying notes.

iGATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	Three Months ended March 31,
	2010	2009
Cash Flows From Operating Activities:
Net income	$11,614	$5,001
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,222	1,903
Stock based compensation	1,199	1,308
Realized gain on investments	(436)	(517)
Provision for doubtful debts	5	202
Deferred income taxes	(1,493)	(795)
Gain on sale of fixed assets	(1,118)	(2)
Gain on sale of investments in affiliate	(568)	—
Deferred rent	62	7
Working capital items:
Accounts receivables and unbilled receivables	(6,240)	3,457
Prepaid and other assets	605	972
Accounts payable	181	(389)
Accrued and other liabilities	(1,792)	(2,447)
Deferred revenue	(421)	46
Restructuring reserve	(26)	(97)

Net cash flows provided by operating activities	3,794	8,649

Cash Flows From Investing Activities:
Purchase of property and equipment	(1,924)	(2,381)
Sale of property and equipment	2,829	—
Purchase of investments	(25,795)	(21,521)
Sale of investments	14,459	7,931
Payments for lease deposits	(217)	(262)
Proceeds from sale of investments in affiliates	568	—

Net cash flows used in investing activities	(10,080)	(16,233)
Cash Flows From Financing Activities:
Payments on capital leases	(46)	(42)
Dividends paid	(6,076)	(5,960)
Purchase of iGS stock and stock option settlement	(10)	(38)
Net proceeds from exercise of stock options	306	55
Tax benefits related to stock option exercises	34	3

Net cash flows used in by financing activities	(5,792)	(5,982)

Effect of currency translation	1,024	(1,183)

Net change in cash and cash equivalents	(11,054)	(14,749)
Cash and cash equivalents, beginning of period	29,565	30,878

Cash and cash equivalents, end of period	$18,511	$16,129

See accompanying notes

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010 AND 2009

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

The accompanying balance sheet and financial information as of December 31, 2009 is derived from audited financial statements but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2009.

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

2. Goodwill and Intangible Assets

The changes in the carrying value of goodwill for the three months ended March 2010 (in thousands):

Amount
Goodwill as of December 31, 2009	$30,517
Foreign currency translation effect	1,089

Goodwill as of March 31, 2010	$31,606

Intangible assets comprised of customer relationships, the changes in the carrying value during for the three months ended March 31, 2010 (in thousands):

Amount
Intangible assets as of December 31, 2009	$2,086
Foreign currency translation effect	72
Amortization	(193)

Intangible assets as of March 31, 2010	$1,965

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010 AND 2009

Amortization expenses related to identifiable intangible assets was $0.2 million and $0.3 million for the three months period ended March 31, 2010 and 2009, respectively. Future estimated annual amortization is as follows (in thousands):

Remainder of 2010	$593
2011	790
2012	582

$1,965

3. Income Taxes

The provision (benefit) for income taxes, as shown in the accompanying condensed consolidated financial statements, consists of the following (in thousands):

	Three Months Ended March 31,
	2010	2009
Current provision:
Federal	$31	$—
State	13	18
Foreign	1,646	446

Total current provision	1,690	464

Deferred benefit:
Federal	—	(12)
State	—	(2)
Foreign	(1,487)	(603)

Total deferred benefit	(1,487)	(617)

Total provision (benefit) for income taxes	$203	$(153)

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes were as follows (in thousands):

	Three Months Ended March 31, 2010		Three Months Ended March 31, 2009
Income taxes computed at the federal statutory rate	$4,136	35.0%	$1,648	34.0%
State income taxes, net of federal tax benefit	9	0.1	11	0.2
Benefit for untaxed foreign income, subject to tax holiday	(3,380)	(28.6)	(2,238)	(46.1)
Foreign taxes (benefit) at other than U.S. statutory rate	(115)	(1.0)	186	3.8
Tax (benefit) on losses	(368)	(3.1)	247	5.1
Other—net	(79)	(0.7)	(7)	(0.2)

	$203	1.7%	$(153)	(3.2)%

Under the Indian Income Tax Act, 1961, our subsidiary iGATE Global Solutions Ltd. (“iGS”) is eligible to claim a tax holiday for ten consecutive assessment years on profits derived from the export of software services from divisions registered under the Software Technology Parks at Bangalore, Chennai, Hyderabad and Noida. For the three months ended March 31, 2010 and 2009, the tax holiday and the foreign taxes resulted in income tax benefits of $2.6 million and $2.1 million respectively, when calculated at the statutory US rate. The majority of the remaining benefits will extend through March 2011. Non-operating income, such as interest income and capital gains income along with operating income to the extent of expiry of tax holiday is not included in the tax holiday, and has been considered as part of our income tax provision.

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010 AND 2009

In 2009, iGS set up units in Chennai and Hyderabad Special Economic Zone (“SEZ”). Under the Indian Income Tax Act, 1961, iGS is eligible to claim income tax holiday of 100% for the initial five consecutive assessment years followed by 50% for the subsequent ten consecutive assessment years on the profits derived from the export of software services from the divisions registered under the SEZ. For the three months ended March 31, 2010, the tax holiday and the foreign taxes resulted in income tax benefits of $0.9 million, when calculated at the statutory US rate.

4. Earnings Per Share

The Company computes earnings per share in accordance with ASC Topic 260, “Earnings per share” and ASC Topic 260-10-45 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” . Basic earnings per share for the two classes of stock (common stock and unvested restricted stock) is calculated by dividing net income by the weighted average number of shares of common stock and unvested restricted stock outstanding. Diluted earnings per share is computed using the weighted average number of common stock and unvested restricted stock plus the potentially dilutive effect of common stock equivalents.

Earnings per share for the common stock and unvested restricted stock under the two class method is presented below (dollars and shares in thousands, except per share data):

	Three Months Ended March 31,
	2010		2009
Net income from operations		$11,614		$5,001
Less: Dividends paid on
Common stock	$6,076		$4,945
Unvested restricted stock	60	6,136	56	5,001

Undistributed Income		$5,478		$—

Basic and diluted allocation of undistributed income :
Common stock		$5,426		$—
Unvested restricted stock		52		—

		$5,478		$—

Weighted average shares outstanding:
Common stock		55,234		54,184
Unvested restricted stock		527		655

		55,761		54,839

Weighted average common stock outstanding		55,234		54,184
Dilutive effect of stock options outstanding		1,488		955

Dilutive weighted average shares outstanding		56,722		55,139

Distributed earnings per share have been restricted to the amount of net income for the quarter ended March 31, 2009. The number of outstanding options to purchase common shares for which the option exercise prices exceeded the average market price of the common shares aggregated 0.4 million and 1.0 million shares for the three months ended March 31, 2010 and 2009, respectively. These options were excluded from the computation of diluted earnings per share under the treasury stock method.

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010 AND 2009

5. Short Term Investments

The components of the Company’s short term investments as of March 31, 2010 and March 31, 2009 are as follows:

	As of March 31, 2010
	Carrying Value	Unrealized Loss	Fair Value
Short term investments:
Money market mutual funds	$81,832	$(32)	$81,800

	$81,832	$(32)	$81,800

	As of December 31, 2009
	Carrying Value	Unrealized Loss	Fair Value
Short term investments:
Money market mutual funds	$67,579	$(387)	$67,192

	$67,579	$(387)	$67,192

6. Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, were as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Net income	$11,614	$5,001
Unrealized gain (loss) on investments	356	(566)
Unrecognized actuarial gain on pension liability	93	6
Change in fair value of cash flow hedges	2,625	(181)
Foreign currency translation	6,397	(5,803)

Comprehensive income (loss)	$21,085	$(1,543)

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss was as follows (in thousands):

	As of
	March 31,	December 31,
	2010	2009
Loss on foreign currency translation adjustment	$(4,889)	$(11,286)
Unrealized gain (loss) on foreign exchange derivative contracts	1,308	(1,317)
Unrealized loss on investment	(31)	(387)
Actuarial gain (loss) relating to defined benefit plan	48	(45)

	$(3,564)	$(13,035)

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010 AND 2009

7. Derivative Instruments and Hedging Activities

As part of the Company’s on-going business operations, certain assets and forecasted transactions are exposed to foreign currency risks due to fluctuations in exchange rate between the Rupee, CAD and USD. The objective for holding derivatives is to eliminate or reduce the impact of these exposures.

The Company enters into forward foreign exchange contracts to mitigate the risk of changes in foreign exchange rates on inter-company transactions and forecasted transactions denominated in foreign currencies. Contracts are designated as cash flow hedges if they satisfy the criteria for hedge accounting under ASC Topic 815 “Accounting for Derivative Instruments and Hedging Activities” The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of the gain or loss of hedging instruments are recognized in the earnings of each period and are included in other income (expense), net.

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

The following table presents information related to foreign currency contracts held:

OUTSTANDING HEDGE TRANSACTIONS ON MARCH 31, 2010 (in thousands)

	Maturity Date Ranges	Strike Price At Rupee Rate Ranges	Amount	Net Unrealized Gains March 31, 2010
FORWARD CONTRACTS USD
From:	30-Apr-2010	42.40
To:	31-Aug-2010	50.20
Subtotal			$4,500	$385
CURRENCY OPTION CONTRACTS USD
From:	21-Apr-2010	40.02
To:	30-June-2011	52.36
Subtotal			59,250	774
CURRENCY OPTION CONTRACTS CAD
From:	28-Apr-2010	44.25
To:	30-Mar-2011	45.00
Subtotal			$29,027	149

				$1,308

The forward contracts as of March 31, 2010 will all mature by August 31, 2010. As each contract matures, USDs are sold at each contracted strike price and equivalent Indian Rupees received. The outstanding contracts meet the qualifying criteria to receive hedge accounting and have been deemed to be effective. As a result, the Company has recorded accumulated other comprehensive gain of $0.4 million and $0.2 million as on March 31, 2010 and December 31, 2009, respectively.

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010 AND 2009

The option contracts as of March 31, 2010 will all mature by June 30, 2011. As each contract matures, the Company will sell USDs and CADs at each contracted strike price depending upon prevailing Rupee exchange rates. The outstanding contracts meet the qualifying criteria to receive hedge accounting and have been deemed to be effective. As a result, the Company has recorded accumulated other comprehensive gain of $0.9 million and other comprehensive loss of $1.5 million as on March 31, 2010 and December 31, 2009, respectively. The unamortized premium on options amounted to $0.1 million and $0.2 million as of March 31, 2010 and December 31, 2009, respectively, and it is disclosed as derivative asset and net of derivative liability as of March 31, 2009 and December, 31, 2009, respectively in the consolidated balance sheet.

The estimated net amount of existing gains as on March 31, 2010 that is expected to be reclassified from accumulated other comprehensive income into earnings within next 12 months is $1.3 million.

The effect of Derivative Instruments on the Condensed Consolidated Statements of Income for the quarter ended March 31, 2010 (in thousands):

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain/(Loss) recognized in OCI on Derivative	Location of Gain/ (Loss) reclassified from Accumulated OCI into Income	Amount of Gain/ (Loss) reclassified from Accumulated OCI into Income	Location of Gain/(Loss) reclassified in Income on Derivative	Amount of Gain /(Loss) Reclassified from Accumulated OCI into Income
	(Effective Portion) March 31, 2010	(Effective Portion) March 31, 2010		(Ineffective Portion and amount excluded from effectiveness testing) March 31, 2010
Foreign Exchange Contracts	$1,308	Other Income/ (expenses)	$(758)	Other Income/ (expenses)	$—

Information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheets (in thousands):

	March 31, 2010
Derivatives designated as hedging instruments under ASC Topic 815	Balance Sheet Location	Fair Value
Foreign Exchange Contracts	Current Assets	$1,415

Total Derivatives designated as hedging instruments under ASC Topic 815		$1,415

8. Fair Value Measurements

ASC Topic 820“Fair Value Measurements”, establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1 — Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 — Includes other inputs that are directly or indirectly observable in the marketplace.

Level 3 — Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. In accordance with ASC Topic 820, the Company measures cash equivalents, short term investments and foreign currency derivative contracts at fair value. Cash equivalents and short term investments are primarily classified within Level 1 or Level 2. This is because the cash equivalents and short term investments are valued primarily using quoted market prices or alternative pricing sources and models utilizing market observable inputs. The foreign currency derivative contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments in active markets.

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010 AND 2009

Assets and liabilities measured at fair value are summarized below (in thousands):

Description	March 31, 2010	Fair value measurement at reporting date using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets
Short term investments:
Money market mutual funds	$81,800	$81,800	$—	$—
Foreign currency derivative contracts	1,415	—	1,415	—

Total assets	$83,215	$81,800	$1,415	$—

ASC Topic 820, “Fair Value Measurements” provides additional guidance on estimating fair value when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. The ASC Topic 820 also provides additional guidance on circumstances that may indicate that a transaction is not orderly. The application of ASC Topic 820 did not have a significant impact on earnings or the financial position for the three months ended March 31, 2010.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2010-06, “Fair Value Measurements and Disclosures”. The amendments in this ASU apply to all entities that is required to make disclosure about the recurring and nonrecurring fair value measurements. An entity is required to disclose the amounts of significant amount of transfers in, out and valuation techniques of level 1, level 2 and level 3 fair value measurements and describe the reasons for the transfers; and also present separately the information about the purchases, sales, issuance and settlements in significant unobservable inputs in level 3 on gross basis. The guidance provided in this ASU is effective for the first reporting period (including interim periods) beginning after issuance. The Company adopted this ASU and noted that it did not have any impact on its consolidated financial statements.

9. Employee Benefits

Defined Contribution Plan

The Company’s eligible employees in India participate in the Employees’ Provident Fund (the “Provident Fund”), which is a defined contribution plan. The employee and the Company make monthly contributions of a specified percentage of salary to the Provident Fund, which is administered by the prescribed authority in India. The aggregate contributions along with interest thereon are paid at retirement, death, incapacitation or termination of employment. The Company’s contribution to the Provident Fund for the three months ended March 31, 2010 and 2009 was $0.6 million and $0.5 million, respectively.

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

MARCH 31, 2010 AND 2009

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

The following table sets forth the net periodic cost recognized by the Company in respect of such plan (in thousands):

	Three Months Ended March 31,
	2010	2009
Net periodic plan cost
Service cost	$215	$175
Interest cost	52	22
Expected return on plan asset	(54)	(23)
Recognized net actuarial gain	5	(1)

Net periodic plan cost for the period	$218	$173

10. Share-based compensation

During the three months ended March 31, 2010 and 2009, the Company granted 184,238 and 6,000 options, respectively. During the three months ended March 31, 2010 and 2009, the Company granted 245,733 and 60,750 stock awards, respectively.

The dividends paid on unvested restricted stock awards are charged to compensation cost. The Company recorded $0.06 million and $0.07 million as compensation cost for dividends paid on shares of unvested restricted stock for the three months period ended March 31, 2010 and 2009, respectively.

Share-based compensation expense recorded in income from operations during the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009
Share-based compensation recorded in
Cost of revenues	$444	$606
Selling, general and administrative expense	815	775

Total share-based compensation expense	$1,259	$1,381

During the three months ended March 31, 2010 and 2009, the Company issued 0.14 million and 0.03 million shares, respectively upon exercise of stock options and awards.

11. Other income (expense), net

Components of other income (expense) for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009
Investment income	$471	$911
Interest expense	(19)	(17)
Foreign exchange loss	(1,321)	(1,777)
Gain on sale of fixed assets	1,118	2
Other	583	128

Other income (expense), net	$832	$(753)

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010 AND 2009

12. Concentration of revenues

The following is a concentration of iGATE revenues greater than 10% by customer for the periods shown:

	Three Months Ended March 31,
	2010	2009
Royal Bank of Canada	33%	23%
General Electric Company	20%	24%

13. Commitments

Capital commitments

As of March 31, 2010, the Company has open purchase orders totaling $1.8 million to purchase property and equipment.

Bank guarantees

As of March 31, 2010, performance guarantees provided by banks on behalf of iGS to customs aggregated to $0.5 million. These guarantees have a remaining expiry term of approximately one to two years.

Other commitments

The Company’s business process delivery centers in India are 100% Export Oriented units or Software Technology Parks of India units (“STPI”) under the STPI guidelines or SEZ under the SEZ guidelines issued by the Government of India. These units are exempted from customs, central excise duties, and levies on imported and indigenous capital goods, stores, and spares. The Company has executed legal undertakings to pay custom duty, central excise duty, levies, and liquidated damages payable, if any, in respect of imported and indigenous capital goods, stores, and spares consumed duty free, in the event that certain terms and conditions are not fulfilled.

iGS, a subsidiary of the Company, has entered into a service agreement with a customer that provides the customer the option to take an equity stake in iGS for up to 7% of iGS’s outstanding voting shares at fair market value. The customer may purchase iGS shares solely at their discretion and must notify iGS of their intention to purchase within thirty days of the purchase.

14. Subsequent Events

The Company has evaluated subsequent events through the date of filing the financial statements and no events have occurred from the balance sheet date that would impact the Consolidated Financial Statements.

15. Recently Issued Accounting Pronouncements

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

Some of the statements in this Form 10-Q contain statements that are not historical facts and that constitute “forward-looking statements” within the meaning of such term under the Private Securities Litigation Reform Act of 1995. These forward-looking statements include our financial growth and liquidity projections as well as statements concerning our plans, strategies, intentions and beliefs concerning our business, cash flows, costs and the markets in which we operate. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify certain forward-looking statements. These forward-looking statements are based on information currently available to us, and we assume no obligation to update these statements as circumstances change. There are risks and uncertainties that could cause actual events to differ materially from these forward-looking statements. While we cannot predict all of the risks and uncertainties, they include, but are not limited to, our ability to predict our financial performance, the level of market demand for our services, the highly-competitive market for the types of services that we offer, the impact of competitive factors on profit margins, market conditions that could cause our customers to reduce their spending for our services, our ability to create, acquire and build new businesses and grow our existing businesses, our ability to attract and retain qualified personnel, our ability to reduce costs and conserve cash, currency fluctuations and market conditions in India and elsewhere around the world, political and military tensions in India and Southern Asia, changes in generally accepted accounting principles and/or their interpretation and other risks that are described in more detail in our filings with the Securities and Exchange Commission, including our Form 10-K (“Form 10-K”) for the year ended December 31, 2009.

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

A majority of our clients have headquarters in North America and operate internationally. iGATE has 7,357 employees as of March 31, 2010.

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

iGATE services customers in a wide range of industries. Our largest customer is Royal Bank of Canada which accounted for approximately 33% and 23% of revenues for the three months ended March 31, 2010 and March 31, 2009, respectively. Our second largest customer, General Electric Company (“GE”), accounted for approximately 20% and 24% of revenues for the three months ended March 31, 2010 and 2009, respectively. iGATE is a Global Preferred Partner of RBC and GE.

Reportable Financial Segments

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

Recently Issued Accounting Pronouncements

The following paragraph discuss recently issued accounting pronouncements.

In October 2009, the FASB issued ASU No. 2009-13 “Revenue recognition—Multiple deliverable revenue arrangements” . The ASU provides amendments to the criteria in “Revenue recognition—multiple element arrangements” for separating consideration in multiple element arrangements. The amendments in this ASU establish a selling price hierarchy for determining the selling price of a deliverable. Further, the term fair value in the revenue guidance will be replaced with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a market place participant. The amendments in this ASU will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company is currently evaluating this ASU.

Results of Operations from Operations for the Three Months Ended March 31, 2010 as Compared to the Three Months Ended March 31, 2009:

Revenues for the three months ended March 31, 2010 were $57.9 million, an increase of $13.1 million or 29.2%, as compared to $44.8 million for the three months ended March 31, 2009. Our revenue increase for the periods presented is directly attributable to a combination of new customer wins, increased business with our recurring customers and favorable movement in currency markets. There was an increase in average billable headcount from 6,130 for the three months ended March 31, 2009 to 6,705 for the three months ended March 31, 2010. Revenues increased due to the favorable movement in currency markets by 8.9% and increased volume by 22.0% which was partly reduced by the decreased average blended realization rate by 1.7% for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. Our top five customers accounted for 72.7% and 68.2% of the revenue for the three months ended March 31, 2010 and 2009, respectively.

The gross margin as a percentage of revenues (“gross margin percentage”) was 40.1% for the three months March 31, 2010, as compared to 35.9% for the three months ended March 31, 2009. Increase in gross margin percentage was primarily on account of improved utilization and strengthening of other currencies against the US Dollar. The utilization rate increased to 84.9% for the three months ended March 31, 2010 as compared to 81.3% for the three months ended March 31, 2009. The gross margin increased due to favorable impact of the strengthening of other currencies against the US Dollar by approximately 3.0% of revenues.

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

S,G&A costs for the three months ended March 31, 2010 were $10.0 million or 17.3% of revenues, as compared to $8.6 million or 19.2% of revenues for the three months ended March 31, 2009. Our net employee costs increased approximately by $1.0 million in the first quarter of 2010 as compared to the first quarter of 2009, comprised mainly of increased salaries and performance bonus by $0.5 million, travel related expenses by $0.2 million and recruitment expenses $0.1 million. Our net corporate and facilities costs increased by $0.4 million mainly due to an increase in rental expense by $0.3 million.

Depreciation and amortization cost for the three months ended March 31, 2010 was $2.2 million or 3.8% of revenue, as compared to $1.9 million or 4.2% of revenue for the three months ended March 31, 2009 representing an increase of $0.3 million. The increase in depreciation cost is due to the additions of fixed assets made since the first quarter of 2009.

Operating income percentage was 19.0% for the three months ended March 31, 2010 as compared to 12.5% for the three months ended March 31, 2009. The increase in operating income percentage was mainly due to an increase in gross margins.

Our investment income for the three months ended March 31, 2010 totaled $0.5 million as compared to $0.9 million for the three months ended March 31, 2009. The decrease in the investment income is mainly due to the downward trend in the interest rates.

Other expense is primarily comprised of realized loss on our hedges amounting to $0.8 million for the three months ended March 31, 2010 as compared to $2.2 million for the three months ended March 31, 2009. The decrease in hedge loss is due to favorable currency movements. For the three months ended March 31, 2010, we recognized $0.6 million of unfavorable foreign currency loss related to our intercompany debt in India as compared to a favorable foreign currency gain of $0.4 million for the three months ended March 31, 2009. As of March 31, 2010, all of our outstanding forward contracts met the qualifying criteria to receive hedge accounting. We recognized gain on sale of fixed assets of $1.1 million and gain on sale of investment in affiliate of $0.6 million during the three months ended March 31, 2010

Federal income taxes, calculated at the U.S. statutory rate, totaled $4.1 million and $1.6 million for the three months ended March 31, 2010 and 2009, respectively. State income taxes, which totaled $0.01 million and $0.01 million for the three months ended March 31, 2010 and 2009, respectively, were calculated using a blended statutory rate, and are net of federal income tax benefit. Our income tax provision was $0.2 million and a benefit of $0.15 million at an effective rate of 1.7% and 3.2% for the three months ended March 31, 2010 and 2009, respectively.

Several items caused variations from our statutory tax rate to the effective rate. iGS is eligible to claim a tax holiday on the majority of its operating income through March 31, 2011. Taxable income for determining the income tax provision of iGS includes non operating income, such as interest income and capital gains income and operating income of one of its units for which the tax holiday has expired. The tax holiday and foreign tax benefit at other than U.S. Statutory tax rates have resulted in a benefit of $3.5 million and $2.1 million for the three months ended March 31, 2010 and 2009, respectively.

Other variations typically arise because certain expenses or benefits recorded in our financial statements are either limited or disallowed when calculating our income tax provision. Certain expenses such as meals and entertainment are limited for income tax purposes. Carryforward of NOLs will offset taxable income. The impact of the limited or disallowed items and benefit of losses discussed above was a benefit of $0.45 million and a provision of $0.24 million for the three months ended March 31, 2010 and 2009, respectively.

Liquidity and Capital Resources

Cash from Operations

Cash provided by operating activities was $3.8 million for the three months period ended March 31, 2010. Factors contributing to our cash provided by operating activities were net income of $11.6 million for the period, significant non cash items of approximately $2.0 million, offset by changes in working capital amounting to $(7.7) million. These non cash items principally comprised of depreciation and amortization of $2.2 million, stock based compensation expense of $1.2 million, which was offset by an increase in deferred tax of $1.5 million.

Major changes in working capital were an increase in accounts and unbilled receivables of $6.2 million, decrease of prepaid and other advances of $0.6 million and a decrease in accrued and other liabilities of $1.8 million. The increase in accounts receivable was mainly due to an increase in revenue and an increase in day sales outstanding from 54 days at the end of 2009 to 58 days as of March 31, 2010.

Cash provided by operating activities was $8.6 million for the three months period ended March 31, 2009. Primary factors were income from operations of $5.0 million for the period, plus significant non cash items of approximately $2.6 million. These non cash items included depreciation and amortization of $1.9 million, stock based compensation expense of $1.3 million, bad debts of $0.2 million which were offset by deferred taxes of $0.8 million.

The net effect on the Company’s working capital items for the three months period ended March 31, 2009 was a positive $1.5 million. Major changes in working capital were a decrease in prepaid and other current assets of $1.0 million and a decrease in accounts and unbilled receivables of $3.5 million which was offset by a decrease in accounts payable and accrued and other liabilities of $2.8 million and decrease in restructuring reserve of $0.1 million. The decrease in accounts receivable was mainly due to a decrease in revenues and which was further affected by an increase in day sales outstanding from 65 days at the end of 2008 to 68 days as of March 31, 2009.

Investing Activities

Cash used in investing activities for the three months period ended March 31, 2010 was $10.1 million, as compared to $16.2 million in 2009.

During the three months period ended March 31, 2010, we sold one of the office buildings located in Bangalore, India for a consideration of $2.8 million, which offsets the capital expenditure of $1.9 million. Our capital expenditures was $2.4 million for the three months period ended March 31, 2009.

We sold available for sale securities, primarily mutual funds, for proceeds of $14.5 million for the three months ended March 31, 2010 as compared to $7.9 million for the three months period ended March 31, 2009. We made the investments in available for sale securities amounting to $25.8 million for the three months ended March 31, 2010 as compared to $21.5 million for the three months period ended March 31, 2009

Financing Activities

Cash used by financing activities was $5.8 million and $6.0 million for the three month period ended March 31, 2010 and 2009, respectively. Sources of cash related to stock option exercises were $0.3 million and $0.06 million in 2010 and 2009, respectively. During the first quarter of 2010 and 2009, our Board of Directors approved annual cash dividends of $0.11 per share. The total amount of dividends paid was $6.1 million and $6.0 million in 2010 and 2009, respectively.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Factors

Market risk factors associated with our business are discussed in Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes from the market risk factors previously disclosed in the Company’s Form 10-K.

Effect of Hypothetical Currency Rate Fluctuations

Our primary net foreign currency exposure is the Rupee. The fair value of foreign exchange contracts is subject to changes in foreign currency exchange rates.

As of March 31, 2010, the potential gain or loss in the fair value of iGS outstanding foreign currency contracts assuming hypothetical 10%, 5%, 2% and 1% fluctuations in currency rates would be approximately:

	Valuation given X% decrease In Rupee / USD rate				Fair Value as of March 31, 2010	Valuation given X% increase in Rupee / USD rate
	(10%)	(5%)	(2%)	(1%)		1%	2%	5%	10%
Rupee to U.S. Rate	40.410	42.655	44.002	44.451	44.90	45.349	45.798	47.145	49.390
Derivative Instruments	$11.8	$6.3	$3.2	$2.3	$1.3	$0.4	$(0.5)	$(3.2)	$(7.2)

Seasonality

Our operations are generally not affected by seasonal fluctuations. However, our consultants’ billable hours are affected by national holidays and vacation policies, which vary by country and by operating company.

Economic Trends and Outlook

According to a the latest study by Gartner Inc., an IT research and advisory company, the Global IT Services industry with worldwide IT spending forecast to total $821 billion in 2010, a 5.7 % increase from 2009 revenue of nearly $777 billion.

With a global economic recovery widely anticipated, modest growth in IT spending is expected. The industry is aggressively pursuing innovations that it expects to stimulate demand beyond such modest growth. A majority of our business comes from the United States and Canada. The situation has improved now with quarter on quarter revenue growth in the last four quarters. We believe that our business model is somewhat diversified, both geographically and operationally—we serve both IT and IT enabled solutions. We believe our strategy of a global delivery model positions us well to provide a greater breadth of services in catering to market needs and opportunities.

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

The certification required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits 31.1 and 31.2, respectively, to this quarterly report on Form 10-Q.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

Other than the risk factor set forth below, there are no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Industry consolidation may cause us to lose key relationships and intensify competition.

Acquisitions or other consolidating transactions within our industry could harm us in a number of ways, including the loss of customers if competitors consolidate with our current or potential customers, or our current competitors become stronger, or new competitors emerge from consolidations. Any of these events could put us at a competitive disadvantage, which could cause us to lose customers, revenue and market share. Consolidation in our industry, or in related industries, could force us to expend greater resources to meet new or additional competitive threats, which could also harm our operating results.

ITEM 6.	EXHIBITS

(a)	Exhibits

10.1	Form of non-qualified stock option agreement is filed herewith.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer is filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer is filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of April 2010.

iGATE CORPORATION

April 28, 2010	/S/ PHANEESH MURTHY
Phaneesh Murthy
Chief Executive Officer and Director

/S/ SUJIT SIRCAR
Sujit Sircar
Chief Financial Officer

EXHIBIT INDEX

10.1	Form of non-qualified stock option agreement is filed herewith.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer is filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer is filed herewith.