Form 10-Q
period 2010-06-30
IGATE CORP
filed 2010-07-28
CIK 1024732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding as of June 30, 2010 was 55,557,299.

iGATE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2010

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

iGATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues	$66,849	$46,831	$124,739	$91,640
Cost of revenues (exclusive of depreciation and amortization)	41,390	28,943	76,068	57,662

Gross margin	25,459	17,888	48,671	33,978
Selling, general and administrative	11,843	8,852	21,848	17,438
Depreciation and amortization	2,126	1,867	4,348	3,770

Income from operations	11,490	7,169	22,475	12,770
Other income (expense), net	976	(987)	1,808	(1,740)

Income before income taxes	12,466	6,182	24,283	11,030
Income tax expense (benefit)	1,312	126	1,515	(27)

Net income	$11,154	$6,056	$22,768	$11,057

Distributed earnings per share:
Common stock	$—	$—	$0.11	$0.11
Unvested restricted stock	—	—	0.11	0.11

Basic earnings per share:
Common stock	$0.20	$0.11	$0.41	$0.20
Unvested restricted stock	0.20	0.11	0.41	0.20

Diluted earnings per share	$0.20	$0.11	$0.40	$0.20

See accompanying notes.

iGATE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	June 30, 2010 (unaudited)	December 31, 2009 (audited)
ASSETS
Current assets:
Cash and cash equivalents	$18,854	$29,565
Short-term investments	85,559	67,192
Accounts receivable, net	32,941	24,533
Unbilled revenues	13,613	9,636
Prepaid expenses and other current assets	4,702	4,628
Foreign exchange derivative contracts	381	—
Prepaid income taxes	2,247	4,247
Deferred tax assets	1,476	31
Receivable from Mastech Holdings Inc.	135	87

Total current assets	159,908	139,919

Deposits and other assets	6,465	4,482
Property and equipment, net	43,250	42,682
Deferred tax assets	9,947	8,474
Intangible assets, net	1,710	2,086
Goodwill	30,570	30,517

Total assets	$251,850	$228,160

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,135	$1,515
Accrued payroll and related costs	14,135	14,173
Other accrued liabilities	20,711	18,003
Foreign exchange derivative contracts	—	1,097
Restructuring reserve	56	101
Deferred revenue	865	918

Total current liabilities	37,902	35,807
Other long-term liabilities	1,086	1,035

Total liabilities	38,988	36,842

Shareholders’ equity:
Preferred shares, without par value: 20,000,000 shares authorized, 1 share held in treasury	—	—
Common shares, par value $0.01 per share:
100,000,000 shares authorized, and 56,547,401 and 56,126,209 shares issued as of June 30, 2010 and December 31, 2009, respectively and 55,557,299 and 55,136,107 shares outstanding as of June 30, 2010 and December 31, 2009, respectively	565	561
Common shares held in treasury, at cost, 990,102 shares	(14,714)	(14,714)
Additional paid-in capital	183,023	180,278
Retained earnings	54,920	38,228
Accumulated other comprehensive loss	(10,932)	(13,035)

Total shareholders’ equity	212,862	191,318

Total liabilities and shareholders’ equity	$251,850	$228,160

See accompanying notes.

iGATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	Six Months ended June 30,
	2010	2009
Cash Flows From Operating Activities:
Net income	$22,768	$11,057
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	4,348	3,770
Stock based compensation	2,999	2,517
Realized gain on investments	(1,130)	(1,191)
Provision for doubtful debts	(34)	252
Deferred income taxes	(2,937)	(1,397)
Gain on sale of fixed assets	(1,137)	(2)
Gain on sale of investments in affiliate	(568)	—
Deferred rent	77	55
Working capital items:
Accounts receivable and unbilled revenue	(12,979)	4,823
Prepaid and other assets	(129)	1,264
Accounts payable	33	(937)
Accrued and other liabilities	5,019	(304)
Deferred revenue	(41)	189
Restructuring reserve	(45)	(271)

Net cash flows provided by operating activities	16,244	19,825

Cash Flows From Investing Activities:
Purchase of property and equipment	(5,437)	(5,207)
Sale of property and equipment	2,896	12
Purchase of investments	(44,025)	(35,017)
Sale of investments	25,158	20,135
Receipts from (payments for) lease deposits	181	(218)
Proceeds from sale of investments in affiliates	568	—

Net cash flows used in investing activities	(20,659)	(20,295)

Cash Flows From Financing Activities:
Payments on capital leases	(94)	(84)
Dividends paid	(6,076)	(5,960)
Purchase of subsidiary’s stock	(22)	(54)
Net proceeds from exercise of stock options	323	240
Payment of withholding taxes related to restricted stock	(865)	—
Tax benefits related to stock option exercises	288	165

Net cash flows used in financing activities	(6,446)	(5,693)

Effect of currency translation	150	(451)

Net change in cash and cash equivalents	(10,711)	(6,614)
Cash and cash equivalents, beginning of period	29,565	30,878

Cash and cash equivalents, end of period	$18,854	$24,264

See accompanying notes

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010 AND 2009

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

The accompanying balance sheet and financial information as of December 31, 2009 is derived from audited financial statements but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2009.

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

2. Goodwill and Intangible Assets

The changes in the carrying value of goodwill for the six months ended June 30, 2010 (in thousands):

Amount

Goodwill as of December 31, 2009	$30,517
Foreign currency translation effect	53

Goodwill as of June 30, 2010	$30,570

Intangible assets relate to customer relationships. The changes in the carrying value during for the six months ended June 30, 2010 (in thousands):

Amount

Intangible assets as of December 31, 2009	$2,086
Foreign currency translation effect	10
Amortization	(386)

Intangible assets as of June 30, 2010	$1,710

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010 AND 2009

(Amounts in thousands)

Amortization expenses related to identifiable intangible assets was $0.4 million and $0.5 million for the six months ended June 30, 2010 and 2009, respectively. Future estimated annual amortization is as follows (in thousands):

Amount
Remainder of 2010	$382
2011	764
2012	564

$1,710

3. Income Taxes

The provision (benefit) for income taxes, as shown in the accompanying Condensed Consolidated Financial Statements, consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Current provision :
Federal	$864	$—	$895	$—
State	100	44	113	62
Foreign	1,779	999	3,425	1,445

Total current provision	2,743	1,043	4,433	1,507

Deferred benefit :
Federal	—	—	—	(12)
State	—	—	—	(2)
Foreign	(1,431)	(917)	(2,918)	(1,520)

Total deferred benefit	(1,431)	(917)	(2,918)	(1,534)

Total provision (benefit) for income taxes	$1,312	$126	$1,515	$(27)

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes were as follows:

	Three Months Ended June 30, 2010		Three Months Ended June 30, 2009
Income taxes computed at the federal statutory rate	$4,363	35.0%	$2,102	34.0%
State income taxes, net of federal tax benefit	66	0.5	29	0.5
Benefit for untaxed foreign income, subject to tax holiday	(4,127)	(33.1)	(1,984)	(32.1)
Foreign taxes at other than U.S. statutory rate	(79)	(0.6)	(205)	(3.3)
Unbenefited tax losses	702	5.6	170	2.7
Other—net	387	3.1	14	0.2

	$1,312	10.5%	$126	2.0%

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010 AND 2009

(Amounts in thousands)

	Six Months Ended June 30, 2010		Six Months Ended June 30, 2009
Income taxes computed at the federal statutory rate	$8,499	35.0%	$3,750	34.0%
State income taxes, net of federal tax benefit	75	0.3	40	0.4
Benefit for untaxed foreign income, subject to tax holiday	(7,507)	(31.0)	(4,222)	(38.3)
Foreign taxes at other than U.S. statutory rate	(194)	(0.8)	(19)	(0.2)
Unbenefited tax losses	334	1.4	417	3.8
Other—net	308	1.3	7	0.1

	$1,515	6.2%	$(27)	(0.2)%

Under the Indian Income Tax Act, 1961, our subsidiary iGATE Global Solutions Ltd. (“iGS”) is eligible to claim a tax holiday for ten consecutive assessment years on profits derived from the export of software services from divisions registered under the Software Technology Parks at Bangalore and Noida. For the three and six months ended June 30, 2010, the tax holiday benefits were $3.1 million and $5.6 million, respectively, as compared to $2.0 million and $4.2 million for the three and six months ended June 30, 2009, respectively, when calculated at the statutory US rate. The majority of the remaining benefits will extend through March 2011. Non-operating income, such as interest income and capital gains income along with operating income to the extent of expiry of tax holiday is not included in the tax holiday, and has been considered as part of our income tax provision.

In 2009, iGS set up units in Chennai and Hyderabad Special Economic Zone (“SEZ”). Under the Indian Income Tax Act, 1961, iGS is eligible to claim income tax holiday of 100% for the initial five consecutive assessment years followed by 50% for the subsequent ten consecutive assessment years on the profits derived from the export of software services from the divisions registered under the SEZ. For the three and six months ended June 30, 2010, the tax holiday resulted in income tax benefits of $1.0 million and $1.9 million, respectively, when calculated at the US statutory rates.

4. Earnings Per Share

The Company computes earnings per share in accordance with ASC Topic 260, “Earnings per share” and ASC Topic 260-10-45 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. Basic earnings per share for the two classes of stock (common stock and unvested restricted stock) is calculated by dividing net income by the weighted average number of shares of common stock and unvested restricted stock outstanding. Diluted earnings per share is computed using the weighted average number of common stock and unvested restricted stock plus the potentially dilutive effect of common stock equivalents

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010 AND 2009

(Amounts in thousands)

Earnings per share for the common stock and the unvested restricted stock under the two class method are presented below (dollars and shares in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income	$11,154	$6,056	$22,768	$11,057

Less: Dividends paid on
Common stock	—	—	6,076	5,894
Unvested restricted stock	—	—	60	66

	—	—	6,136	5,960

Undistributed Income	$11,154	$6,056	$16,632	$5,097

Basic and diluted allocation of undistributed income :
Common stock	$11,082	$5,989	$16,497	$5,040
Unvested restricted stock	72	67	135	57

	$11,154	$6,056	$16,632	$5,097

Weighted average shares outstanding:
Common stock	55,447	54,264	55,234	54,224
Unvested restricted stock	363	611	455	611

	55,810	54,875	55,689	54,835

Weighted average common stock outstanding	55,447	54,264	55,234	54,224
Dilutive effect of stock options outstanding	1,670	1,175	1,707	1,066

Dilutive weighted average shares outstanding	57,117	55,439	56,941	55,290

The number of outstanding options to purchase common shares for which the option exercise prices exceeded the average market price of the common shares aggregated 0.3 million and 0.7 million shares for the three months ended June 30, 2010 and 2009, respectively. The number of outstanding options to purchase common shares for which the option exercise prices exceeded the average market price of the common shares aggregated 0.4 million and 0.8 million shares for the six months ended June 30, 2010 and 2009, respectively. These options were excluded from the computation of diluted earnings per share under the treasury stock method.

5. Short Term Investments

	As of June 30, 2010
	Carrying Value	Unrealized Gain	Fair Value
Money market mutual funds	$85,300	$259	$85,559

	As of December 31, 2009
	Carrying Value	Unrealized Loss	Fair Value
Money market mutual funds	$67,579	$(387)	$67,192

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010 AND 2009

(Amounts in thousands)

6. Comprehensive Income

The components of comprehensive income (loss), net of tax, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income	$11,154	$6,056	$22,768	$11,057
Unrealized gain (loss) on investments	290	(1)	646	(616)
Unrecognized actuarial (loss) gain on defined benefit plan	(9)	(126)	84	(120)
Change in fair value of derivative contracts	(976)	4,756	1,649	4,553
Foreign currency translation	(6,673)	7,890	(276)	2,158

Comprehensive income	$3,786	$18,575	$24,871	$17,032

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss was as follows (in thousands):

	As of
	June 30, 2010	December 31, 2009
Unrealized gain (loss) on investment	$259	$(387)
Actuarial gain (loss) relating to defined benefit plan	39	(45)
Unrealized gain (loss) on foreign exchange derivative contracts	332	(1,317)
Loss on foreign currency translation	(11,562)	(11,286)

	$(10,932)	$(13,035)

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

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010 AND 2009

(Amounts in thousands)

The following table presents information related to foreign currency contracts held:

OUTSTANDING HEDGE TRANSACTIONS AS OF JUNE 30, 2010 (in thousands)

	Maturity Date Ranges	Strike Price At Rupee Rate Ranges	Amount	Net Unrealized Gains (Losses) June 30, 2010
FORWARD CONTRACTS USD
From:	31-Jul-10	49.98
To:	31-Aug-10	50.20
Subtotal			$2,000	$146

CURRENCY OPTION CONTRACTS USD
From:	26-Jul-10	40.08
To:	30-Jun-11	52.36
Subtotal			$61,350	(249)

CURRENCY OPTION CONTRACTS CAD
From:	28-Jul-10	44.25
To:	27-Jun-11	45.70
Subtotal			$33,390	435

				$332

The forward contracts as of June 30, 2010 will all mature by August 31, 2010. As each contract matures, USDs are sold at each contracted strike price and equivalent Indian Rupees received. The outstanding contracts meet the qualifying criteria to receive hedge accounting and have been deemed to be effective. As a result, the Company has recorded accumulated other comprehensive gain of $0.1 million and $0.2 million as of June 30, 2010 and December 31, 2009, respectively.

The option contracts as of June 30, 2010 will all mature by June 30, 2011. As each contract matures, the Company will sell USDs and CADs at each contracted strike price depending upon prevailing Rupee exchange rates. The outstanding contracts meet the qualifying criteria to receive hedge accounting and have been deemed to be effective. As a result, the Company has recorded accumulated other comprehensive gain of $0.2 million and accumulated other comprehensive loss of $1.5 million as of June 30, 2010 and December 31, 2009, respectively. The unamortized premium on options of $0.05 million and $0.2 million is disclosed as part of derivative asset and net of derivative liability as of June 30, 2010 and December, 31, 2009, respectively in the consolidated balance sheet.

The estimated net amount of existing gains as of June 30, 2010 that is expected to be reclassified from accumulated other comprehensive income into earnings within next 12 months is $0.3 million.

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010 AND 2009

(Amounts in thousands)

The effect of Derivative Instruments on the Condensed Consolidated Statements of Income for the three months ended June 30, 2010 (in thousands):

Derivatives as per ASC Topic 815	Amount of Gain/(Loss) recognized in OCI on Derivative	Location of Gain/(Loss) reclassified from Accumulated OCI into Income	Amount of Gain/ (Loss) reclassified from Accumulated OCI into Income	Location of Gain/(Loss) reclassified in Income on Derivative	Amount of Gain / (Loss) Reclassified from Accumulated OCI into Income
	(Effective Portion)	(Effective Portion)		(Ineffective Portion and amount excluded from effectiveness testing)
	June 30, 2010	June 30, 2010		June 30, 2010

Foreign Exchange Contracts	$332	Other Income/ (expenses)	$(257)	Other Income/ (expenses)	—

The effect of Derivative Instruments on the Condensed Consolidated Statements of Income for the six months ended June 30, 2010 (in thousands):

Derivatives as per ASC Topic 815	Amount of Gain/(Loss) recognized in OCI on Derivative	Location of Gain/(Loss) reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) reclassified from Accumulated OCI into Income	Location of Gain/(Loss) reclassified in Income on Derivative	Amount of Gain / (Loss) Reclassified from Accumulated OCI into Income
	(Effective Portion)	(Effective Portion)		(Ineffective Portion and amount excluded from effectiveness testing)
	June 30, 2010	June 30, 2010		June 30, 2010

Foreign Exchange Contracts	$332	Other Income/ (expenses)	$(1,015)	Other Income/ (expenses)	—

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010 AND 2009

(Amounts in thousands)

Information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheets (in thousands):

	June 30, 2010		December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC Topic 815

Foreign Exchange Contracts	Current Assets	$332	Current Liabilities	$1,317

Total Derivatives designated as hedging instruments under ASC Topic 815		$332		$1,317

8. Fair Value Measurements

ASC Topic 820 “Fair Value Measurements” establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1 — Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 — Includes other inputs that are directly or indirectly observable in the marketplace.

Level 3 — Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. In accordance with ASC Topic 820, the Company measures cash equivalents, short term investments, non convertible debentures and foreign currency derivative contracts at fair value. Cash equivalents and short term investments are primarily classified within Level 1 or Level 2. This is because the cash equivalents and short term investments are valued primarily using quoted market prices or alternative pricing sources and models utilizing market observable inputs. The foreign currency derivative contracts and non convertible debentures are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments in active markets or alternative pricing sources and models utilizing market observable inputs.

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010 AND 2009

(Amounts in thousands)

Assets and liabilities measured at fair value are summarized below (in thousands):

Description	June 30, 2010	Fair value measurement at reporting date using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets
Short term investments:
Money market mutual funds	$85,559	$85,559	$—	$—
Foreign currency derivative contracts	381	—	381	—
Non convertible debentures	3,230	—	3,230	—

Total assets	$89,170	$85,559	$3,611	$—

Description	December 31, 2009	Fair value measurement at reporting date using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets
Short term investments:
Money market mutual funds	$67,192	$67,192	$—	$—

Total assets	$67,192	$67,192	$—	$—

Liabilities
Other current liabilities
Foreign currency derivative contracts	$1,097	$—	$1,097	$—

Total liabilities	$1,097	$—	$1,097	$—

ASC Topic 820, “Fair Value Measurements” provides additional guidance on estimating fair value when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. The ASC Topic 820 also provides additional guidance on circumstances that may indicate that a transaction is not orderly. The application of ASC Topic 820 did not have a significant impact on earnings or the financial position for the six months ended June 30, 2010.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2010-06, “Fair Value Measurements and Disclosures”. The amendments in this ASU apply to all entities that are required to make disclosure about the recurring and nonrecurring fair value measurements. An entity is required to disclose the amounts of significant amount of transfers in, out and valuation techniques of level 1, level 2 and level 3 fair value measurements and describe the reasons for the transfers; and also present separately the information about the purchases, sales, issuance and settlements in significant unobservable inputs in level 3 on gross basis. The guidance provided in this ASU is effective for the first reporting period (including interim periods) beginning after issuance. The Company adopted this ASU and noted that it did not have any impact on its consolidated financial statements.

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010 AND 2009

(Amounts in thousands)

9. Employee Benefits

Defined Contribution Plan

The Company’s eligible employees in India participate in the Employees’ Provident Fund (the “Provident Fund”), which is a defined contribution plan. The employee and the Company make monthly contributions of a specified percentage of salary to the Provident Fund, which is administered by the prescribed authority in India. The aggregate contributions along with interest thereon are paid at retirement, death, incapacitation or termination of employment. The Company’s contribution to the Provident Fund for the three months ended June 30, 2010 and 2009 was $0.6 million and $0.4 million, respectively. The Company’s contribution for the six months ended June 30, 2010 and 2009 it was $1.2 million and $0.9 million, respectively.

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

The following table sets forth the net periodic cost recognized by the Company in respect of such plan.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net periodic plan cost
Service cost	$289	$413	$504	$588
Interest cost	51	40	103	62
Expected return on plan asset	(54)	(53)	(108)	(76)
Recognized net actuarial (gain) loss	(11)	2	(6)	1

Net periodic plan cost for the period	$275	$402	$493	$575

10. Share-based compensation

During the three and six months ended June 30, 2010, the Company granted 295,000 and 479,238 stock options, respectively and 5,000 and 250,733 restricted stock awards, respectively. During the three and six months ended June 30, 2009, the Company granted nil and 6,000 stock options, respectively, and nil and 60,750 restricted stock awards, respectively.

The dividends paid on unvested restricted stock awards are charged to compensation cost. For the six months ended June 30, 2010 and 2009, the Company recorded $0.06 million and $0.07 million, respectively, as compensation cost for dividends paid on shares of unvested restricted stock.

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010 AND 2009

(Amounts in thousands)

Share-based compensation expense recorded in income from operations during the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Share-based compensation recorded in
—Cost of revenues	$415	$512	$859	$1,118
—Selling, general and administrative expense	1,385	698	2,200	1,473

Total share-based compensation expense	$1,800	$1,210	$3,059	$2,591

During the three months ended June 30, 2010 and 2009, the Company issued 0.4 million and 0.23 million shares, respectively upon exercise of stock options and awards. During the six months ended June 30, 2010 and 2009, the Company issued 0.5 million and 0.3 million shares, respectively upon exercise of stock options and awards.

11. Other income (expense), net

Components of other income (expense) for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Investment income	$722	$915	$1,193	$1,826
Interest expense	(14)	(16)	(33)	(33)
Foreign exchange gain (loss), net	243	(2,001)	(1,078)	(3,778)
Gain on sale of fixed assets	19	—	1,137	—
Gain on sale of investments in affiliate	—	—	568	—
Other	6	115	21	245

Other income (expense), net	$976	$(987)	$1,808	$(1,740)

12. Concentration of revenues

The following is a concentration of iGATE revenues greater than 10% by customer for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Royal Bank of Canada	36%	26%	35%	24%
General Electric Company	20%	24%	20%	24%

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010 AND 2009

(Amounts in thousands)

13. Commitments

Capital commitments

As of June 30, 2010, the Company has open purchase orders totaling $ 5.6 million to purchase property and equipment.

Bank guarantees

As of June 30, 2010, guarantees provided by banks on behalf of iGS to customs authorities aggregated to $0.4 million. These guarantees have a remaining expiry term of approximately one to two years.

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

The Company has entered into a service agreement with a customer that provides a customer the option, exercisable at any time by providing 60 days’ notice to the Company to acquire an equity stake of up to 7% of the outstanding voting shares at fair market value. The fair market value is the volume weighted average trading price of the Company’s shares on the NASDAQ National Market for the five consecutive trading days immediately before the date on which the customer delivers its notice under the option. The option does not restrict the customer in any way from buying the Company shares in the open market.

14. Recently Issued Accounting Pronouncements

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

15. Subsequent Events

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

A majority of our clients have headquarters in North America and operate internationally. iGATE has 8,158 employees as of June 30, 2010.

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

iGATE services customers in a wide range of industries. Our largest customer is Royal Bank of Canada which accounted for approximately 35% and 24% of revenues for the six months ended June 30, 2010 and 2009, respectively. Our second largest customer, General Electric Company (“GE”), accounted for approximately 20% and 24% of revenues for the six months ended June 30, 2010 and 2009, respectively. iGATE is a Global Preferred Partner of GE.

Reportable Financial Segments

The Company’s Chief Executive Officer who is the chief operating decision making officer (“CODM”) reviews the operations of the Company on consolidated basis. As a result of this, the Company is operating as a single reportable segment.

Critical Accounting Policies

Our critical accounting policies are described in the summary of significant accounting policies as discussed in Note 1 of our Form 10-K.

Recently Issued Accounting Pronouncements

The following paragraph discusses recently issued accounting pronouncements.

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

Results of Operations for the Three Months Ended June 30, 2010 as Compared to the Three Months Ended June 30, 2009:

Revenues for the three months ended June 30, 2010 were $66.8 million, an increase of $20.0 million, or 42.7%, as compared to $46.8 million for the three months ended June 30, 2009. Our revenue increase for the periods presented is directly attributable to a combination of increased business with our recurring customers, favorable movement in currency markets and new customer wins. There was an increase in average billable headcount from 5,922 for the three months ended June 30, 2009 to 7,432 for the three months ended June 30, 2010. Revenues increased due to the favorable movement in currency markets by 5.4%, increased volume by 32.9% and increased average blended realization rate by 4.4% for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. Our top five customers accounted for 72.5% and 70.0% of the revenue for the three months ended June 30, 2010 and 2009, respectively.

The gross margin as a percentage of sales (“gross margin percentage”) was 38.1% for the three months ended June 30, 2010, as compared to 38.2% for the three months ended June 30, 2009.

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

S,G&A costs for the three months ended June 30, 2010 were $11.8 million or 17.7% of revenues, as compared to $8.9 million or 18.9% of revenues for the three months ended June 30, 2009. Our net employee cost increased by $2.3 million for the three months ended June 30, 2010, as compared to three months ended June 30, 2009, mainly due to an increase in salaries, bonus and benefits of $1.5 million, recruitment expense of $0.5 million, and travel expense and related costs of $0.3 million. Our net corporate cost increased by $0.5 million for the three months ended June 30, 2010 due to increase in outside professional services, legal costs, marketing, accounting, insurance and administrative charges. Our net facilities costs increased by $0.2 million for the three months ended June 30, 2010, mainly due to increase in rental and communication related expenses. The increase in S,G&A cost includes an unfavorable movement of the US Dollar against other currencies amounting to $0.4 million.

Depreciation and amortization costs for the three months ended June 30, 2010 were $2.1 million or 3.2% of revenues, as compared to $1.9 million or 4.0% of revenues for the three months ended June 30, 2009.

Operating income was 17.2% of revenue for the three months ended June 30, 2010 and 15.3% of revenue for the three months ended June 30, 2009. This increase was primarily due to the increased revenue and operational efficiency.

Our investment income for the three months ended June 30, 2010 totaled $0.7 million as compared to $0.9 million for the three months ended June 30, 2009. In 2010, our investments have been primarily in a dividend yielding money market mutual fund. The Net Asset Value of the units tends to decrease on payment of the dividends leading to a loss on redemption of the units which has been compensated by the dividend income. In 2009, the investments were primarily in a high yield interest bearing fixed income securities.

Other income is primarily comprised of the favorable foreign currency movements resulting in the reduction of the realized loss on our hedges amounting to $0.3 million for the three months ended June 30, 2010 as compared to $2.5 million for the three months ended June 30, 2009.

Our income tax provision was $1.3 million and $0.1 million at an effective rate of 10.5% and 2.0% for the three months ended June 30, 2010 and 2009, respectively. Several items caused variations from our statutory tax rate to the effective rate. iGS is eligible to claim a tax holiday on the majority of its operating income through March 31, 2011. Federal income taxes, calculated at the U.S. statutory rate, totaled $4.4 million and $2.1 million for the three months ended June 30, 2010 and 2009, respectively. The Federal income taxes and the effective tax rate increased mainly due to higher income in USA.

Taxable income for determining the income tax provision of iGS includes non operating income, such as interest income and capital gains income and operating income of two units for which the tax holiday has expired. The tax holiday has resulted in a benefit of $4.1 million and $2.0 million for the three months ended June 30, 2010 and 2009, respectively. Due to the tax rate variation in the foreign countries as compared to the US tax rate, our foreign operations resulted in a tax benefit of $0.1 million and $0.2 million for the three months ended June 30, 2010 and 2009, respectively.

Other variations typically arise because certain expenses or benefits recorded in our financial statements are either limited or disallowed when calculating our income tax provision. Certain expenses such as meals and entertainment are limited for income tax purposes. Carry forward of NOLs will offset taxable income. The impact of the limited or disallowed items and benefit of losses discussed above was $1.1 million and $0.2 million for the three months ended June 30, 2010 and 2009, respectively.

Results of Operations for the Six Months Ended June 30, 2010 as Compared to the Six Months Ended June 30, 2009:

Revenues for the six months ended June 30, 2010 were $124.7 million, an increase of $33.1 million, or 36.1%, as compared to $91.6 million for the six months ended June 30, 2009. Our revenue increase for the periods presented is directly attributable to a combination of increased business with our recurring customers, favorable movement in currency markets and new customer wins. There was an increase in average billable headcount from 6,026 for the six months ended June 30, 2009 to 7,069 for the six months ended June 30, 2010. Revenues increased due to the favorable movement in currency markets by 6.8%, increased volume by 27.5% and increased average blended realization rate by 1.8% for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. Our top five customers accounted for 72.6% and 69.1% of the revenue for the six months ended June 30, 2010 and 2009, respectively.

The gross margin as a percentage of sales (“gross margin percentage”) was 39.0% for the six months ended June 30, 2010, as compared to 37.1% for the six months ended June 30, 2009. The increase in gross margin percentage was primarily on account of favorable movement of the US Dollar against other currencies.

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

S,G&A costs for the six months ended June 30, 2010 were $21.8 million or 17.5% of revenues, as compared to $17.4 million or 19.0% of revenues for the six months ended June 30, 2009. Our net employee cost increased by $3.3 million for the six months ended June 30, 2010, as compared to six months ended June 30, 2009, mainly due to increase in salaries, bonus and benefits by $2.0 million , recruitment expense of $0.6 million, and travel and related costs of $0.6 million. Our net corporate cost increased by $0.7 million for the six months ended June 30, 2010 due to increase in outside professional services, legal, accounting and administrative charges which was partly offset by a decrease in provision for doubtful debts. Our net facilities costs increased by $0.4 million for the six months ended June 30, 2010, mainly due to the increase in rental expense. The increase in S,G&A cost includes an unfavorable movement of the US Dollar against other currencies amounting to $1.0 million.

Depreciation and amortization costs for the six months ended June 30, 2010 were $4.3 million or 3.5% of revenues, as compared to $3.8 million or 4.1% of revenues for the six months ended June 30, 2009.

Operating income was 18.0% of revenue for the six months ended June 30, 2010 and 13.9% of revenue for the six months ended June 30, 2009. This increase was due primarily to the increase in revenues and increased operational efficiency.

Our investment income for the six months ended June 30, 2010 totaled $1.2 million as compared to $1.8 million for the six months ended June 30, 2009. In 2010, our investments have been primarily in a dividend yielding money market mutual fund. The Net Asset Value of the units tends to decrease on the payment of the dividends leading to a loss on redemption of the units which has been compensated by the dividend income. In 2009, the investments were primarily in a high yield interest bearing fixed income securities.

Other income is primarily comprised of the favorable foreign currency movements resulting in the reduction of the realized loss on our hedges to $1.0 million for the six months ended June 30, 2010 as compared to $4.7 million for the six months ended June 30, 2009. The unfavorable foreign currency loss related to our intercompany debt in India and the remeasurement of the current assets denominated in the foreign currency, amounting to $0.1 million for the six months ended June 30, 2010 as compared to the favourable foreign currency gain of $1.0 million for the six months ended June 30, 2009.

We recognized gain on sale of fixed assets of $1.1 million and gain on sale of investment in affiliate of $0.6 million during the six months ended June 30, 2010

Our income tax provision was $1.5 million and tax benefit of $0.03 million at an effective rate of 6.2% and 0.2% for the six months ended June 30, 2010 and 2009, respectively. Several items caused variations from our statutory tax rate to the effective rate. iGS is eligible to claim a tax holiday on the majority of its operating income through March 31, 2011. Federal income taxes, calculated at the U.S. statutory rate, totaled $8.5 million and $3.8 million for the six months ended June 30, 2010 and 2009, respectively. The Federal income taxes and the effective tax rate increased mainly due to higher income in USA.

Taxable income for determining the income tax provision of iGS includes non operating income, such as interest income and capital gains income and operating income of two units for which the tax holiday has expired. The tax holiday resulted in a benefit of $7.5 million and $4.2 million for the six months ended June 30, 2010 and 2009, respectively. Due to the tax rate variation in the foreign countries as compared to the US tax rate, our foreign operations resulted in a tax benefit of $0.2 million and $0.02 million for the six months ended June 30, 2010 and 2009, respectively.

Other variations typically arise because certain expenses or benefits recorded in our financial statements are either limited or disallowed when calculating our income tax provision. Certain expenses such as meals and entertainment are limited for income tax purposes. Carry forward of NOLs will offset taxable income. The impact of the limited or disallowed items and benefit of losses discussed above was $0.6 million and $0.4 million for the six months ended June 30, 2010 and 2009, respectively.

Liquidity and Capital Resources

Cash from Operations

Cash provided by operations was $16.2 million for the six months ended June 30, 2010. Factors contributing to our cash provided by operations were income from operations of $22.8 million for the period and an increase of accrued and other liabilities of $5.0 million offset by an increase in prepaid and other assets $0.1 million, increase in accounts receivable and unbilled receivables of $13.0 million. During the period, significant non-cash items totaled $4.5 million and included depreciation and amortization costs of $4.3 million and stock based compensation expense of $3.0 million offset by deferred income taxes of $2.9 million.

Cash provided by operations was $19.8 million for the six months ended June 30, 2009. Factors contributing to our cash provided by operations were income from operations of $11.1 million; a decrease of prepaid and other assets of $1.3 million and a decrease of accounts receivable and unbilled receivables of $4.8 million and an increase of deferred revenue of $0.2 million offset by a decrease of accounts payable of $0.9 million, a decrease of accrued and other current liabilities of $0.3 million and decrease of restructuring reserve of $0.3 million. Significant non-cash items during the six months ended June 30, 2009 totaled $5.2 million and included depreciation and amortization costs of $3.8 million, stock based compensation expense of $2.5 million, provision for bad and doubtful debt of $0.3 million, offset by deferred income taxes of $1.4 million.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2010 was $20.7 million, as compared to cash used in investing activities of $20.3 million for the six months ended June 30, 2009.

During the six months ended June 30, 2010, we sold one of the office buildings located in Bangalore, India for a consideration of $2.8 million and incurred the capital expenditure of $5.4 million. Our capital expenditures was $5.2 million for the six months ended June 30, 2009.

We have increased our investment portfolios and other investments by $16.7 million and $14.9 million for the six month periods ended June 30, 2010 and 2009, respectively.

Financing Activities

Cash used by financing activities for the six months ended June 30, 2010 was $6.4 million, as compared to $5.7 million for the six months ended June 30, 2009. Dividends paid amounted to $6.1 million and $6.0 million for the six month periods ended June 30, 2010 and 2009, respectively.

The Company’s cash and cash equivalents as of June 30, 2010 was $18.9 million. The Company believes that cash generated from operations and its current cash reserves are adequate to meet the Company’s reasonably foreseeable operating liquidity requirements.

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

As of June 30, 2010, the potential gain or loss in the fair value of iGS outstanding foreign currency contracts assuming hypothetical 10%, 5%, 2% and 1% fluctuations in currency rates would be approximately:

	Valuation given X% decrease In Rupee / USD rate				Fair Value as of June 30, 2010	Valuation given X% increase in Rupee / USD rate
	(10%)	(5%)	(2%)	(1%)		1%	2%	5%	10%
Rupee to U.S. Rate	41.801	44.123	45.516	45.981	46.445	46.909	47.374	48.767	51.090
Derivative Instruments	$11.1	$5.4	$2.3	$1.3	$0.3	$(0.6)	$(1.6)	$(4.3)	$(8.5)

Seasonality

Our operations are generally not affected by seasonal fluctuations. However, our consultants’ billable hours are affected by national holidays and vacation policies, which vary by country and by operating company.

Economic Trends and Outlook

According to the latest report by Gartner Inc., an IT research and advisory company, the Global IT Services industry with worldwide IT spending revised its forecast to total $786 billion in 2010, a 2.9 % increase from 2009 revenue of nearly $763 billion.

With a global economic recovery widely anticipated, modest growth in IT spending is expected. The industry is aggressively pursuing innovations that it expects to stimulate demand beyond such modest growth. A majority of our business comes from the United States and Canada. The situation has improved now with quarter on quarter revenue growth in the last five quarters. We believe that our business model is somewhat diversified, both geographically and operationally—we serve both IT and IT enabled solutions. We believe our strategy of a global delivery model positions us well to provide a greater breadth of services in catering to market needs and opportunities.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company granted shares of restricted common stock that allow statutory tax withholding obligations incurred upon vesting of those shares to be satisfied by forfeiting a portion of those shares to the Company. The following table shows the shares acquired by the Company upon forfeiture of restricted shares during the quarter ended June 30, 2010.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2010	71,679	$12.05	—	—
May 1-31, 2010	—	—	—	—
June 1-30, 2010	—	—	—	—
Total	71,679	$12.05	—	—

ITEM 4.	(REMOVED AND RESERVED)

ITEM 6.	EXHIBITS

(a)	Exhibits

10.1	Form of performance share award agreement is filed herewith.

10.2	Performance Share Award Agreement by and between the company and Phaneesh Murthy dated March 30, 2010 is filed herewith.

10.3	Performance Share Award Agreement by and between the company and Phaneesh Murthy dated March 30, 2010 is filed herewith.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer is filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer is filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of July 2010.

iGATE CORPORATION

July 28, 2010	/S/ PHANEESH MURTHY
Phaneesh Murthy Chief Executive Officer and Director

/S/ SUJIT SIRCAR
Sujit Sircar Chief Financial Officer

EXHIBIT INDEX

10.1	Form of performance share award agreement is filed herewith.

10.2	Performance Share Award Agreement by and between the company and Phaneesh Murthy dated March 30, 2010 is filed herewith.

10.3	Performance Share Award Agreement by and between the company and Phaneesh Murthy dated March 30, 2010 is filed herewith.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer is filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer is filed herewith.