Form 10-Q
period 2010-09-30
IGATE CORP
filed 2010-10-22
CIK 1024732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of September 30, 2010 was 55,862,200.

iGATE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2010

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

iGATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues	$74,845	$49,055	$199,584	$140,695
Cost of revenues (exclusive of depreciation and amortization)	45,378	28,897	121,446	86,559

Gross margin	29,467	20,158	78,138	54,136
Selling, general and administrative	12,056	9,197	33,904	26,635
Depreciation and amortization	2,251	1,837	6,599	5,607

Income from operations	15,160	9,124	37,635	21,894
Other income (expense), net	961	38	2,769	(1,702)

Income before income taxes	16,121	9,162	40,404	20,192
Income tax expense	1,856	278	3,371	251

Net income	$14,265	$8,884	$37,033	$19,941

Distributed earnings per share:
Common stock	$—	$—	$0.11	$0.11
Unvested restricted stock	—	—	0.11	0.11

Basic earnings per share:
Common stock	$0.25	$0.16	$0.66	$0.36
Unvested restricted stock	0.25	0.16	0.66	0.36

Diluted earnings per share	$0.25	$0.16	$0.65	$0.36

The accompanying notes are an integral part of the consolidated financial statements

iGATE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	September 30, 2010 (Unaudited)	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$27,579	$29,565
Short-term investments	93,264	67,192
Accounts receivable, net	37,458	24,533
Unbilled revenues	18,808	9,636
Prepaid expenses and other current assets	5,067	4,628
Prepaid income taxes	1,017	4,247
Deferred tax assets	2,798	31
Foreign exchange derivative contracts	1,632	—
Receivable from Mastech Holdings Inc.	242	87

Total current assets	187,865	139,919
Deposits and other assets	5,722	4,482
Property and equipment, net	49,851	42,682
Deferred tax assets	10,710	8,474
Goodwill	31,577	30,517
Intangible assets, net	1,573	2,086

Total assets	$287,298	$228,160

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,977	$1,515
Accrued payroll and related costs	17,815	14,173
Other accrued liabilities	25,506	18,003
Foreign exchange derivative contracts	—	1,097
Restructuring reserve	58	101
Deferred revenue	424	918

Total current liabilities	46,780	35,807
Other long-term liabilities	1,133	1,035

Total liabilities	47,913	36,842

Commitments (Note 13)
Shareholders’ equity:
Preferred shares, without par value: 20,000,000 shares authorized, 1 share held in treasury	—	—
Common shares, par value $0.01 per share:
100,000,000 shares authorized, and 56,852,302 and 56,126,209 shares issued as of September 30, 2010 and December 31, 2009, respectively and 55,862,200 and 55,136,107 shares outstanding as of September 30, 2010 and December 31, 2009, respectively	569	561
Common shares held in treasury, at cost, 990,102 shares	(14,714)	(14,714)
Additional paid-in capital	186,406	180,278
Retained earnings	69,185	38,228
Accumulated other comprehensive loss	(2,061)	(13,035)

Total shareholders’ equity	239,385	191,318

Total liabilities and shareholders’ equity	$287,298	$228,160

The accompanying notes are an integral part of the consolidated financial statements

iGATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months ended September 30,
	2010	2009
Cash Flows From Operating Activities:
Net income	$37,033	$19,941
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	6,599	5,607
Stock based compensation	4,822	3,963
Realized gain on investments	(1,928)	(1,803)
Doubtful debts (Recovered) Provision	(297)	255
Deferred income taxes	(4,568)	(3,083)
Gain on sale of property and equipment	(1,341)	(2)
Gain on sale of investments in affiliate	(568)	—
Deferred rent	89	108
Working capital items:
Accounts receivable and unbilled revenues	(21,630)	6,601
Prepaid expenses and other current assets	(464)	613
Accounts payable	124	(249)
Other liabilities	13,679	(523)
Restructuring reserve	(43)	(171)
Deferred revenue	(498)	566

Net cash provided by operating activities	31,009	31,823

Cash Flows From Investing Activities:
Purchase of property and equipment	(11,720)	(9,044)
Sale of property and equipment	3,234	—
Purchase of investments	(57,046)	(44,739)
Sale of investments	35,685	26,180
Receipts from (payments for) lease deposits	28	(132)
Proceeds from sale of investment in affiliate	568	—

Net cash used in investing activities	(29,251)	(27,735)

Cash Flows From Financing Activities:
Payments on capital lease obligations	(163)	(99)
Dividends paid	(6,076)	(5,960)
Net proceeds from exercise of stock options	1,698	1,642
Purchase of subsidiary’s stock	(39)	(61)
Payment of withholding taxes related to restricted stock	(964)	—
Tax benefits related to stock option exercises	572	(113)

Net cash used in financing activities	(4,972)	(4,591)

Effect of currency translation	1,228	(726)

Net change in cash and cash equivalents	(1,986)	(1,229)
Cash and cash equivalents, beginning of period	29,565	30,878

Cash and cash equivalents, end of period	$27,579	$29,649

The accompanying notes are an integral part of the consolidated financial statements

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010 AND 2009

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

The accompanying balance sheet and financial information as of December 31, 2009 is derived from audited financial statements but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2009.

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

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued ASU No. 2009-13 “Revenue recognition—Multiple deliverable revenue arrangements” . The ASU provides amendments to the criteria in “Revenue recognition—multiple element arrangements” for separating consideration in multiple element arrangements. The amendments in this ASU establish a selling price hierarchy for determining the selling price of a deliverable. Further, the term fair value in the revenue guidance will be replaced with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a market place participant. The amendments in this ASU will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company currently does not have multiple deliverable revenue arrangements and hence, does not expect the adoption to have an impact on its consolidated financial statements.

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

SEPTEMBER 30, 2010 AND 2009

(Amounts in thousands)

2. Goodwill and Intangible Assets

The changes in the carrying value of goodwill for the nine months ended September 30, 2010 (in thousands):

Amount
Goodwill as of December 31, 2009	$30,517
Foreign currency translation effect	1,060

Goodwill as of September 30, 2010	$31,577

Intangible assets relate to customer relationships. The changes in the carrying value during for the nine months ended September 30, 2010 (in thousands):

Amount
Intangible assets as of December 31, 2009	$2,086
Foreign currency translation effect	64
Amortization	(577)

Intangible assets as of September 30, 2010	$1,573

Amortization expenses related to identifiable intangible assets was $0.6 million and $0.7 million for the nine months ended September 30, 2010 and 2009, respectively. Future estimated annual amortization is as follows (in thousands):

Amount
Remainder of 2010	$199
2011	790
2012	584

$1,573

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

SEPTEMBER 30, 2010 AND 2009

(Amounts in thousands)

3. Income Taxes

The provision for income taxes, as shown in the accompanying Condensed Consolidated Financial Statements, consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Current provision:
Federal	$1,230	$8	$2,125	$8
State	269	2	382	64
Foreign	2,093	1,935	5,518	3,380

Total current provision	3,592	1,945	8,025	3,452

Deferred benefit:
Federal	—	—	—	(12)
State	—	—	—	(2)
Foreign	(1,736)	(1,667)	(4,654)	(3,187)

Total deferred benefit	(1,736)	(1,667)	(4,654)	(3,201)

Total provision for income taxes	$1,856	$278	$3,371	$251

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes were as follows:

	Three Months Ended September 30, 2010		Three Months Ended September 30, 2009
Income taxes computed at the federal statutory rate	$5,642	35.0%	$3,115	34.0%
State income taxes, net of federal tax benefit	178	1.1	1	—
Benefit for untaxed foreign income, subject to tax holiday	(4,402)	(27.3)	(2,763)	(30.2)
Foreign taxes at other than U.S. statutory rate	(72)	(0.5)	202	2.2
Unbenefited tax losses	28	0.2	(286)	(3.1)
Other—net	482	3.0	9	0.1

	$1,856	11.5%	$278	3.0%

	Nine Months Ended September 30, 2010		Nine Months Ended September 30, 2009
Income taxes computed at the federal statutory rate	$14,141	35.0%	$6,865	34.0%
State income taxes, net of federal tax benefit	253	0.6	41	0.2
Benefit for untaxed foreign income, subject to tax holiday	(11,909)	(29.5)	(6,985)	(34.6)
Foreign taxes at other than U.S. statutory rate	(266)	(0.7)	183	0.9
Unbenefited tax losses	362	0.9	131	0.6
Other—net	790	2.0	16	0.1

	$3,371	8.3%	$251	1.2%

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

SEPTEMBER 30, 2010 AND 2009

(Amounts in thousands)

Under the Indian Income Tax Act, 1961, our subsidiary iGATE Global Solutions Ltd. (“iGS”) is eligible to claim a tax holiday for ten consecutive assessment years on profits derived from the export of software services from divisions registered under the Software Technology Parks at Bangalore and Noida. For the three and nine months ended September 30, 2010, the tax holiday benefits were $3.3 million and $8.9 million, respectively, as compared to $2.1 million and $5.3 million for the three and nine months ended September 30, 2009, respectively, when calculated at the statutory US rate. The majority of the remaining benefits will extend through March 2011. Non-operating income, such as interest income and capital gains income along with operating income to the extent of expiry of tax holiday is not included in the tax holiday, and has been considered as part of our income tax provision.

In 2009, iGS set up units in Chennai and Hyderabad Special Economic Zone (“SEZ”). Under the Indian Income Tax Act, 1961, iGS is eligible to claim income tax holiday of 100% for the initial five consecutive assessment years followed by 50% for the subsequent ten consecutive assessment years on the profits derived from the export of software services from the divisions registered under the SEZ. For the three and nine months ended September 30, 2010, the tax holiday benefits were $1.1 million and $3.0 million, respectively, as compared to $0.7 million and $1.7 million for the three and nine months ended September 30, 2009, respectively, when calculated at the statutory US rate.

4. Earnings Per Share

The Company computes earnings per share in accordance with ASC Topic 260, “Earnings per share” and ASC Topic 260-10-45 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Basic earnings per share for the two classes of stock (common stock and unvested restricted stock) is calculated by dividing net income by the weighted average number of shares of common stock and unvested restricted stock outstanding. Diluted earnings per share is computed using the weighted average number of common stock and unvested restricted stock plus the potentially dilutive effect of common stock equivalents

Earnings per share for the common stock and the unvested restricted stock under the two class method are presented below (dollars and shares in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income	$14,265	$8,884	$37,033	$19,941

Less: Dividends paid on
Common stock	—	—	6,076	5,894
Unvested restricted stock	—	—	60	66

	—	—	6,136	5,960

Undistributed Income	$14,265	$8,884	$30,897	$13,981

Basic and diluted allocation of undistributed income :
Common stock	$14,181	$8,786	$30,667	$13,826
Unvested restricted stock	84	98	230	155

	$14,265	$8,884	$30,897	$13,981

Weighted average shares outstanding:
Common stock	55,762	54,619	55,493	54,357
Unvested restricted stock	330	608	417	608

	56,092	55,227	55,910	54,965

Weighted average common stock outstanding	55,762	54,619	55,493	54,357

Dilutive effect of stock options outstanding	1,736	1,534	1,690	1,255

Dilutive weighted average shares outstanding	57,498	56,153	57,183	55,612

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

SEPTEMBER 30, 2010 AND 2009

(Amounts in thousands)

The number of outstanding options to purchase common shares for which the option exercise prices exceeded the average market price of the common shares aggregated 0.3 million and 0.5 million shares for the three months ended September 30, 2010 and 2009, respectively. The number of outstanding options to purchase common shares for which the option exercise prices exceeded the average market price of the common shares aggregated 0.3 million and 0.7 million shares for the nine months ended September 30, 2010 and 2009, respectively. These options were excluded from the computation of diluted earnings per share under the treasury stock method.

5. Short Term Investments

	As of September 30, 2010
	Carrying Value	Unrealized Gain	Fair Value
Money market mutual funds	$91,686	$465	$92,151
Non convertible debentures	1,113	—	1,113

	$92,799	$465	$93,264

	As of December 31, 2009
	Carrying Value	Unrealized Loss	Fair Value
Money market mutual funds	$67,579	$(387)	$67,192

6. Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income	$14,265	$8,884	$37,033	$19,941
Foreign currency translation	7,334	(767)	7,058	1,391
Change in fair value of cash flow hedges	1,263	1,363	2,912	5,916
Unrealized gain (loss) on investments	206	(178)	852	(794)
Unrecognized actuarial gain (loss) on pension liability	68	2	152	(118)

Comprehensive income	$23,136	$9,304	$48,007	$26,336

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss was as follows (in thousands):

	As of
	September 30, 2010	December 31, 2009
Loss on foreign currency translation	$(4,228)	$(11,286)
Unrealized gain (loss) on foreign exchange derivative contracts	1,595	(1,317)
Unrealized gain (loss) on investment	465	(387)
Actuarial gain (loss) relating to defined benefit plan	107	(45)

	$(2,061)	$(13,035)

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

SEPTEMBER 30, 2010 AND 2009

(Amounts in thousands)

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

The following table presents information related to foreign currency contracts held:

OUTSTANDING HEDGE TRANSACTIONS AS OF SEPTEMBER 30, 2010 (in thousands)

	Maturity Date Ranges	Strike Price At Rupee Rate Ranges	Amount	Net Unrealized Gains September 30, 2010
CURRENCY OPTION CONTRACTS USD
From:	22-Oct-10	43.00
To:	29-Sept-11	48.00
Subtotal			$59,700	$842

CURRENCY OPTION CONTRACTS CAD
From:	27-Oct-10	44.25
To:	29-Sept-11	46.20
Subtotal			$41,353	753

				$1,595

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

SEPTEMBER 30, 2010 AND 2009

(Amounts in thousands)

The option contracts as of September 30, 2010 will all mature by September 29, 2011. As each contract matures, the Company will sell USDs and CADs at each contracted strike price depending upon prevailing Rupee exchange rates. The outstanding contracts meet the qualifying criteria to receive hedge accounting and have been deemed to be effective.

As a result, the Company has recorded accumulated other comprehensive gain of $1.6 million and accumulated other comprehensive loss of $1.3 million as of September 30, 2010 and December 31, 2009, respectively. The unamortized premium on options of $0.04 million and $0.2 million is disclosed as part of derivative asset and net of derivative liability as of September 30, 2010 and December, 31, 2009, respectively in the consolidated balance sheet.

The estimated net amount of existing gains as of September 30, 2010 that is expected to be reclassified from accumulated other comprehensive income into earnings within next 12 months is $1.6 million.

The effect of Derivative Instruments on the Condensed Consolidated Statements of Income for the three months ended September 30, 2010 (in thousands):

Derivatives as per ASC Topic 815	Amount of Gain recognized in OCI on Derivative	Location of Gain reclassified from Accumulated OCI into Income	Amount of Gain reclassified from Accumulated OCI into Income	Location of Gain/(Loss) reclassified in Income on Derivative	Amount of Gain /(Loss) Reclassified from Accumulated OCI into Income
	(Effective Portion)	(Effective Portion)		(Ineffective Portion and amount excluded from effectiveness testing)

	September 30, 2010	September 30, 2010		September 30, 2010
Foreign Exchange Contracts	$1,263	Other Income/ (expenses)	$390	Other Income/ (expenses)	—

The effect of Derivative Instruments on the Condensed Consolidated Statements of Income for the nine months ended September 30, 2010 (in thousands):

Derivatives as per ASC Topic 815	Amount of Gain recognized in OCI on Derivative	Location of Loss reclassified from Accumulated OCI into Income	Amount of Loss reclassified from Accumulated OCI into Income	Location of Gain/(Loss) reclassified in Income on Derivative	Amount of Gain /(Loss) Reclassified from Accumulated OCI into Income
	(Effective Portion)	(Effective Portion)		(Ineffective Portion and amount excluded from effectiveness testing)

	September 30, 2010	September 30, 2010		September 30, 2010
Foreign Exchange Contracts	$2,912	Other Income/ (expenses)	$(625)	Other Income/ (expenses)	—

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

SEPTEMBER 30, 2010 AND 2009

(Amounts in thousands)

Information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheets (in thousands):

	September 30, 2010		December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC Topic 815
Foreign Exchange Contracts	Current Assets	$1,595	Current Liabilities	$1,317

Total Derivatives designated as hedging instruments under ASC Topic 815		$1,595		$1,317

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

SEPTEMBER 30, 2010 AND 2009

(Amounts in thousands)

Assets and liabilities measured at fair value are summarized below:

Description	September 30, 2010	Fair value measurement at reporting date using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market mutual funds	$92,151	$92,151	$—	$—
Foreign currency derivative contracts	1,632	—	1,632	—
Nonconvertible debentures	3,338	—	3,338	—

Total assets	$97,121	$92,151	$4,970	$—

Description	December 31, 2009	Fair value measurement at reporting date using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market mutual funds	$67,192	$67,192	$—	$—

Total assets	$67,192	$67,192	$—	$—

Liabilities
Foreign currency derivative contracts	$1,097	$—	$1,097	$—

Total liabilities	$1,097	$—	$1,097	$—

ASC Topic 820, “Fair Value Measurements” provides additional guidance on estimating fair value when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. The ASC Topic 820 also provides additional guidance on circumstances that may indicate that a transaction is not orderly. The application of ASC Topic 820 did not have a significant impact on earnings or the financial position for the nine months ended September 30, 2010.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

SEPTEMBER 30, 2010 AND 2009

(Amounts in thousands)

9. Employee Benefits

Defined Contribution Plan

The Company’s eligible employees in India participate in the Employees’ Provident Fund (the “Provident Fund”), which is a defined contribution plan. The employee and the Company make monthly contributions of a specified percentage of salary to the Provident Fund, which is administered by the prescribed authority in India. The aggregate contributions along with interest thereon are paid at retirement, death, incapacitation or termination of employment. The Company’s contribution to the Provident Fund for the three months ended September 30, 2010 and 2009 was $0.6 million and $0.5 million, respectively. The Company’s contribution for the nine months ended September 30, 2010 and 2009 was $1.8 million and $1.4 million, respectively.

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

The following table sets forth the net periodic cost recognized by the Company in respect of such plan.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net periodic plan cost
Service cost	$189	$(11)	$693	$577
Interest cost	57	40	160	102
Expected return on plan asset	(59)	(35)	(167)	(111)
Recognized net actuarial gain	(9)	(5)	(15)	(4)

Net periodic plan cost for the period	$178	$(11)	$671	$564

10. Share-based compensation

During the three and nine months ended September 30, 2010, the Company granted 100,000 and 579,238 stock options, respectively, and nil and 250,733 restricted stock awards, respectively. During the three and nine months ended September 30, 2009, the Company granted 820,000 and 826,000 stock options, respectively, and 130,000 and 190,750 restricted stock awards, respectively.

The dividends paid on unvested restricted stock awards are charged to compensation cost. For the nine months ended September 30, 2010 and 2009, the Company recorded $0.06 million and $0.07 million, respectively, as compensation cost for dividends paid on shares of unvested restricted stock.

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

SEPTEMBER 30, 2010 AND 2009

(Amounts in thousands)

Share-based compensation expense recorded in income from operations during the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Share-based compensation recorded in
—Cost of revenues	$396	$597	$1,255	$1,715
—Selling, general and administrative expense	1,404	848	3,604	2,321

Total share-based compensation expense	$1,800	$1,445	$4,859	$4,036

During the three months ended September 30, 2010 and 2009, the Company issued 0.3 million and 0.4 million shares, respectively upon exercise of stock options and awards. During the nine months ended September 30, 2010 and 2009, the Company issued 0.8 million and 0.7 million shares, respectively upon exercise of stock options and awards.

11. Other income (expense), net

Components of other income (expense) for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Investment income	$873	$755	$2,066	$2,581
Gain on disposal of fixed assets	204	—	1,341	2
Foreign exchange loss, net	(75)	(1,249)	(1,153)	(5,027)
Interest expense	(47)	(18)	(80)	(51)
Other	6	112	27	355
Gain on sale of investment in affiliates	—	438	568	438

Other income (expense), net	$961	$38	$2,769	$(1,702)

12. Concentration of revenues

The following is the concentration of iGATE revenues greater than 10% by customer for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Royal Bank of Canada	35%	29%	35%	26%
General Electric Company	18%	23%	19%	24%

13. Commitments

Capital commitments

As of September 30, 2010, the Company has open purchase orders totaling $ 4.4 million to purchase property and equipment.

Bank guarantees

As of September 30, 2010, guarantees provided by banks on behalf of iGS to customs authorities aggregated to $0.3 million. These guarantees have a remaining expiry term of approximately one to two years.

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

SEPTEMBER 30, 2010 AND 2009

(Amounts in thousands)

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

The Company has entered into a service agreement with a customer that provides a customer the option, exercisable at any time by providing 60 days’ notice to the Company to acquire an equity stake of up to 7% of the outstanding voting shares at fair market value. The fair market value is the volume weighted average trading price of the Company’s shares on the NASDAQ National Market for five consecutive trading days immediately before the date on which the customer delivers its notice under the option. The option does not restrict the customer in any way from buying the Company shares in the open market.

14. Subsequent Events

On October 12, 2010, our Board of Directors authorized a cash dividend of 15 cents per common share, as a partial dividend for the Company’s performance for the year.

On October 20, 2010, the Company filed a shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission (“SEC”). Once declared effective by the SEC, the registration statement will permit the Company to raise capital from time to time through the offer and sale of up to 10,000,000 shares of our common stock and up to $100,000,000 aggregate principal amount of debt securities. In addition, the Form S-3 also included the registration of 6,000,000 shares of common stock held by the Company’s co-founders and shareholders.

The Company has evaluated subsequent events through the date of filing the financial statements and no events, other than described above, has occurred from the balance sheet date that would impact the Condensed Consolidated Financial Statements.

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

Unless otherwise indicated or the context otherwise requires, all references in this report to “iGATE”, the “Company”, “us”, “our”, or “we” are to iGATE Corporation, a Pennsylvania corporation, and its consolidated subsidiaries. iGATE Corporation, formerly named iGATE Capital Corporation, is a worldwide provider of Information Technology (“IT”) and IT enabled operations offshore outsourcing services to large and medium-sized organizations. These services include client/server design and development, conversion/migration services, offshore outsourcing, enterprise resource planning (“ERP”) package implementation and integration services, software development and applications maintenance outsourcing.

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

A majority of our clients have headquarters in North America and operate internationally. iGATE has 8,249 employees as of October 8, 2010.

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

iGATE services customers in a wide range of industries. Our largest customer is Royal Bank of Canada which accounted for approximately 35% and 26% of revenues for the nine months ended September 30, 2010 and 2009, respectively. Our second largest customer, General Electric Company (“GE”), accounted for approximately 19% and 24% of revenues for the nine months ended September 30, 2010 and 2009, respectively. iGATE is a Global Preferred Partner of GE.

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

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued ASU No. 2009-13 “Revenue recognition—Multiple deliverable revenue arrangements”. The ASU provides amendments to the criteria in “Revenue recognition—multiple element arrangements” for separating consideration in multiple element arrangements. The amendments in this ASU establish a selling price hierarchy for determining the selling price of a deliverable. Further, the term fair value in the revenue guidance will be replaced with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a market place participant. The amendments in this ASU will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company currently does not have multiple deliverable revenue arrangements and hence, does not expect the adoption to have an impact on its consolidated financial statements.

Results of Operations for the Three Months Ended September 30, 2010 as Compared to the Three Months Ended September 30, 2009:

	Three Months Ended
	2010		2009		% Change of Amount from Comparable Period
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$74,845	100.0%	$49,055	100.0%	52.6%
Cost of revenues (1)	45,378	60.6	28,897	58.9	57.0

Gross margin	29,467	39.4	20,158	41.1	46.2
Selling, general and administrative	12,056	16.1	9,197	18.7	31.1
Depreciation and amortization	2,251	3.0	1,837	3.7	22.5

Income from operations	15,160	20.3	9,124	18.6	66.2
Other income , net	961	1.3	38	0.1	*

Income before income taxes	16,121	21.6	9,162	18.7	76.0
Income tax expense	1,856	2.5	278	0.6	* *

Income from operations	$14,265	19.1%	$8,884	18.1%	60.6%

1)	Cost of revenues is exclusive of depreciation and amortization.
*	As the comparable period absolute number is insignificant, the % change from comparable period is not computed.
**	As the effective tax rate is a better comparable measure, the % change from comparable period is not computed.

Revenues for the three months ended September 30, 2010 increased by 52.6%, as compared to the three months ended September 30, 2009. Our revenue increase for the periods presented is directly attributable to a combination of increased business with our recurring customers, favorable movement in currency markets and new customer wins. There was an increase in average billable headcount from 5,910 for the three months ended September 30, 2009 to 7,712 for the three months ended September 30, 2010. Revenues increased due to the increased volume by 38.5%, increased average blended realization rate by 12.4% and favorable movement in currency markets by 1.7% for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. Our top five customers accounted for 70.9% and 71.5% of the revenue for the three months ended September 30, 2010 and 2009, respectively.

The gross margin as a percentage of sales (“gross margin percentage”) was 39.4% for the three months ended September 30, 2010, as compared to 41.1% for the three months ended September 30, 2009. The marginal difference in the gross margin percentage is due to the unfavorable movement of the US Dollar against other currencies and increase in the salary and travel costs.

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

S,G&A costs for the three months ended September 30, 2010 were 16.1% of revenues, as compared to 18.7% of revenues for the three months ended September 30, 2009. Our net employee cost increased by $1.9 million for the three months ended September 30, 2010, as compared to three months ended September 30, 2009, mainly due to an increase in salaries, bonus and benefits of $1.4 million, recruitment expense of $0.1 million, and travel expense and related costs of $0.4 million. Our net corporate cost increased by $0.4 million for the three months ended September 30, 2010 due to increase in outside professional services, legal costs, accounting, and administrative charges which was partly offset by decrease in the provision for doubtful debts. Our net facilities costs increased by $0.6 million for the three months ended September 30, 2010, mainly due to increase in rental, maintenance and communication related expenses.

Depreciation and amortization costs for the three months ended September 30, 2010 were 3.0% of revenues, as compared to or 3.7% of revenues for the three months ended September 30, 2009.

Operating income was 20.3% of revenue for the three months ended September 30, 2010 and 18.6% of revenue for the three months ended September 30, 2009. This increase was primarily due to the increased revenue and prudent management of S,G&A costs.

Other income, net is primarily comprised of the favorable foreign currency movements resulting in the realized gain on our hedges amounting to $0.4 million for the three months ended September 30, 2010 as compared to realized loss of $1.8 million for the three months ended September 30, 2009. The unfavorable foreign currency loss related to our intercompany debt in India and the remeasurement of the current assets denominated in the foreign currency, amounting to $0.5 million for the three months ended September 30, 2010 as compared to the favorable foreign currency gain of $0.5 million for the three months ended September 30, 2009.Our investment income for the three months ended September 30, 2010 totaled $0.9 million as compared to $0.8 million for the three months ended September 30, 2009. The increased investments during the current period as compared to corresponding period of the previous year yielded higher income. We recognized gain on sale of fixed assets of $0.2 million during the three months ended September 30, 2010. In September 2009, we received $0.4 million of cash from an escrow account related to the prior sale of a business. The cash received was recognized as a gain on venture investments and affiliated companies.

Our effective tax rate was 11.5% and 3.0% for the three months ended September 30, 2010 and 2009, respectively. The tax expense and the effective tax rate increased mainly due to change in the mix of earnings among our US and international operations. iGS is eligible to claim a tax holiday on the majority of its operating income through March 31, 2011. The tax holiday has resulted in a benefit of $4.4 million and $2.8 million for the three months ended September 30, 2010 and 2009, respectively.

Results of Operations for the Nine Months Ended September 30, 2010 as Compared to the Nine Months Ended September 30, 2009:

	Nine Months Ended
	2010		2009		% Change of Amount from Comparable Period
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$199,584	100.0%	$140,695	100.0%	41.9%
Cost of revenues (1)	121,446	60.8	86,559	61.5	40.3

Gross margin	78,138	39.2	54,136	38.5	44.3
Selling, general and administrative	33,904	17.0	26,635	18.9	27.3
Depreciation and amortization	6,599	3.3	5,607	4.0	17.7

Income from operations	37,635	18.9	21,894	15.6	71.9
Other income (expense), net	2,769	1.4	(1,702)	(1.2)	*

Income before income taxes	40,404	20.2	20,192	14.4	100.1
Income tax expense	3,371	1.7	251	0.2	* *

Income from operations	$37,033	18.6%	$19,941	14.2%	85.7%

1)	Cost of revenues is exclusive of depreciation and amortization.
*	As the comparable period absolute number is insignificant, the % change from comparable period is not computed.
**	As the effective tax rate is a better comparable measure, the % change from comparable period is not computed.

Revenues for the nine months ended September 30, 2010 increased by 41.9%, as compared to the nine months ended September 30, 2009. Our revenue increase for the periods presented is directly attributable to a combination of increased business with our recurring customers, favorable movement in currency markets and new customer wins. There was an increase in average billable headcount from 5,987 for the nine months ended September 30, 2009 to 7,283 for the nine months ended September 30, 2010. Revenues increased due to the favorable movement in currency markets by 5.3%, increased volume by 31.2% and increased average blended realization rate by 5.4% for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. Our top five customers accounted for 72.0% and 69.9% of the revenue for the nine months ended September 30, 2010 and 2009, respectively.

The gross margin as a percentage of sales (“gross margin percentage”) was 39.2% for the nine months ended September 30, 2010, as compared to 38.5% for the nine months ended September 30, 2009.

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

S,G&A costs for the nine months ended September 30, 2010 were 17.0% of revenues, as compared to 18.9% of revenues for the nine months ended September 30, 2009. Our net employee cost increased by $5.2 million for the nine months ended September 30, 2010, as compared to nine months ended September 30, 2009, mainly due to an increase in salaries, bonus and benefits of $3.4 million, recruitment expense of $0.7 million, and travel expense and related costs of $1.0 million. Our net corporate cost increased by $1.1 million for the nine months ended September 30, 2010 due to increase in outside professional services, legal costs, accounting, insurance, marketing and administrative charges which was partly offset by decrease in the provision for doubtful debts. Our net facilities costs increased by $1.0 million for the nine months ended September 30, 2010, mainly due to increase in rental, maintenance and communication related expenses.

Depreciation and amortization costs for the nine months ended September 30, 2010 were 3.3% of revenues, as compared to or 4.0% of revenues for the nine months ended September 30, 2009.

Operating income was 18.9% of revenue for the nine months ended September 30, 2010 and 15.6% of revenue for the nine months ended September 30, 2009. This increase was primarily due to the increased revenue and prudent management of S,G&A costs.

Other income, net is primarily comprised of the favorable foreign currency movements resulting in the reduction of the realized loss on our hedges amounting to $0.6 million for the nine months ended September 30, 2010 as compared to $6.5 million for the nine months ended September 30, 2009. The unfavorable foreign currency loss related to our intercompany debt in India and the remeasurement of the current assets denominated in the foreign currency, amounting to $0.5 million for the nine months ended September 30, 2010 as compared to the favourable foreign currency gain of $1.5 million for the nine months ended September 30, 2009. Our investment income for the nine months ended September 30, 2010 totaled $2.1 million as compared to $2.6 million for the nine months ended September 30, 2009. In 2010, our investments have been primarily in a dividend yielding money market mutual fund. The Net Asset Value of the units tends to decrease on payment of the dividends leading to a loss on redemption of the units which has been compensated by the dividend income. In 2009, the investments were primarily in a high yield interest bearing fixed income securities. We recognized gain on sale of fixed assets of $1.3 million and gain on sale of investment in affiliate of $0.6 million during the nine months ended September 30, 2010. In September 2009, we received $0.4 million of cash from an escrow account related to the prior sale of a business. The cash received was recognized as a gain on venture investments and affiliated companies.

Our effective tax rate was 8.3% and 1.2% for the nine months ended September 30, 2010 and 2009, respectively. The tax expense and the effective tax rate increased mainly due to change in the mix of earnings among our US and international operations. iGS is eligible to claim a tax holiday on the majority of its operating income through March 31, 2011. The tax holiday has resulted in a benefit of $11.9 million and $7.0 million for the nine months ended September 30, 2010 and 2009, respectively.

Liquidity and Capital Resources

Cash from Operations

Cash provided by operations was $31.0 million and $31.8 million for the nine months ended September 30, 2010 and 2009, respectively. Cash provided by operations has historically been our significant source of liquidity.

Cash collected from the customers is $177.0 million as compared to $146.8 million for the nine months ended September 30, 2010 and 2009, respectively. Payments made to the vendors for operating activities are $146.0 million as compared to $115.0 million for the nine months ended September 30, 2010 and 2009, respectively. The collections and payments have increased in 2010 as compared to 2009 due to the increased operations.

We increased our receivables by $28.2 million as of September 30, 2010 as compared to September 30, 2009. The payables and accrued liabilities increased by $14.6 million as of September 30, 2010 as compared to September 30, 2009.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2010 was $29.3 million, as compared to cash used in investing activities of $27.7 million for the nine months ended September 30, 2009.

During the nine months ended September 30, 2010, we sold one of our office buildings located in Bangalore, India for a consideration of $2.8 million and incurred the capital expenditure of $11.7 million. Our capital expenditures were $9 million for the nine months ended September 30, 2009.

We have increased our investment portfolios and other investments by $21.4 million and $18.6 million for the nine months ended September 30, 2010 and 2009, respectively.

Financing Activities

Cash used by financing activities for the nine months ended September 30, 2010 was $5.0 million, as compared to $4.6 million for the nine months ended September 30, 2009. Dividends paid amounted to $6.1 million and $6.0 million for the nine months ended September 30, 2010 and 2009, respectively.

The Company’s cash, cash equivalents and short-term investments as of September 30, 2010 were $120.8 million as compared to $96.8 million as of December 31, 2009. The Company believes that cash generated from operations and its current cash reserves are adequate to meet the Company’s reasonably foreseeable operating liquidity requirements.

On October 12, 2010, our Board of Directors authorized a cash dividend of 15 cents per common share, as a partial dividend for the Company’s performance for the year. The dividend is payable December 28, 2010, to shareholders of record as of December 1, 2010. We intend to fund the dividend out of our current cash reserves. iGATE’s Board of Directors currently intends to declare a further cash dividend in the first quarter of 2011, subject to iGATE’s year-end results. No assurance can be given as to the amounts or timing of future dividends.

We filed a shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission (“SEC”) on October 20, 2010. Once declared effective by the SEC, the registration statement will permit us to raise capital from time to time through the offer and sale of up to 10,000,000 shares of our common stock and up to $100,000,000 aggregate principal amount of debt securities. We do not have any immediate intentions or commitments to sell securities. The terms of any future offering of securities would be established at the time of such offering subject to market conditions. Any offering of securities covered by the shelf registration statement will be made only by means of a written prospectus and prospectus supplement. In addition, the Form S-3 also included the registration of 6,000,000 shares of common stock held by our co-founders and shareholders.

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

As of September 30, 2010, the potential gain or loss in the fair value of iGS outstanding foreign currency contracts assuming hypothetical 10%, 5%, 2% and 1% fluctuations in currency rates would be approximately:

	Valuation given X% decrease In Rupee / USD rate				Fair Value as of September 30, 2010	Valuation given X% increase in Rupee / USD rate
	(10%)	(5%)	(2%)	(1%)		1%	2%	5%	10%
Rupee to U.S. Rate	40.437	42.684	44.031	44.481	44.930	45.379	45.829	47.177	49.423
Derivative Instruments	$13.0	$7.0	$3.7	$2.6	$1.6	$0.6	$(0.4)	$(3.3)	$(7.7)

Seasonality

Our operations are generally not affected by seasonal fluctuations. However, our consultants’ billable hours are affected by national holidays and vacation policies, which vary by country and by operating company.

Economic Trends and Outlook

According to the latest report by Gartner Inc., an IT research and advisory company, the Global IT Services industry with worldwide IT spending revised its 2010 revenue forecast to $769 billion, a 0.7 % increase from 2009 revenue of nearly $763 billion, and its 2011 revenue forecast to $788 billion, a 2.5% increase from its 2010 revenue forecast.

With a global economic recovery widely anticipated, modest growth in IT spending is expected. The industry is aggressively pursuing innovations that it expects to stimulate demand beyond such modest growth. A majority of our business comes from the United States and Canada. The situation has improved now with quarter on quarter revenue growth in the last six quarters. We believe that our business model is somewhat diversified, both geographically and operationally—we serve both IT and IT enabled solutions. We believe our strategy of a global delivery model positions us well to provide a greater breadth of services in catering to market needs and opportunities.

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

ITEM 4.	(Removed and Reserved)

ITEM 6.	EXHIBITS

(a)	Exhibits

4.1	Registration Rights Agreement, between iGATE Corporation and the Selling Shareholders, dated as of August 17, 2010 (incorporated herein by reference to Exhibit 4.2 to iGATE Corporation’s Registration Statement on Form S-3, Commission File No. 333-170042, filed on October 20, 2010).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer is filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer is filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 22nd day of October 2010.

iGATE CORPORATION

October 22, 2010	/S/ PHANEESH MURTHY
Phaneesh Murthy Chief Executive Officer and Director

/S/ SUJIT SIRCAR
Sujit Sircar Chief Financial Officer

EXHIBIT INDEX

4.1	Registration Rights Agreement, between iGATE Corporation and the Selling Shareholders, dated as of August 17, 2010 (incorporated herein by reference to Exhibit 4.2 to iGATE Corporation’s Registration Statement on Form S-3, Commission File No. 333-170042, filed on October 20, 2010).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer is filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer is filed herewith.