Form 10-K
period 2010-12-31
IGATE CORP
filed 2011-02-17
CIK 1024732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2010 (based on the closing price of such stock as reported by NASDAQ on such date) was $302,806,939.

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of January 31, 2011 was 56,258,506 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement, for the 2011 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

iGATE CORPORATION

2010 FORM 10-K

PART I

ITEM 1.	BUSINESS

Forward-looking and Cautionary Statements

This Annual Report on Form 10-K (“Annual Report”) contains statements that are not historical facts and that constitute “forward-looking statements” within the meaning of such term under the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include statements regarding the benefits of our acquisition of a majority stake in Patni Computer Systems Limited (the “Patni Acquisition”), the business outlook, the demand for the products and services, and all other statements in this Annual Report other than recitation of historical facts. Words such as “expect”, “potential”, “believes”, “anticipates”, “plans”, “intends” and similar expressions are intended to identify such forward-looking statements. Forward-looking statements in this Annual Report include, without limitation, forecasts of market growth, future revenues, benefits of the proposed Patni Acquisition, future expectations concerning growth of business, cost competitiveness and expansion of global reach following the Patni Acquisition, and other matters that involve known and unknown risks, uncertainties and other factors that may cause results, levels of activity, performance or achievements to differ materially from results expressed or implied by this Annual Report. Such risk factors include, among others: difficulties encountered in integrating business; uncertainties as to the timing of the Patni Acquisition, including the consummation of the public offer under the Indian Takeover Regulations and the tender offer under US securities laws; the satisfaction of the closing conditions to the transaction, including the receipt of regulatory approvals; whether certain market segments grow as anticipated; the competitive environment in the information technology services industry and competitive responses to the Patni Acquisition; and whether the companies can successfully provide services/products and the degree to which these gain market acceptance. Furthermore, in connection with the Patni Acquisition, we intend to borrow significant amounts, including by issuing high yield notes, and will have to use a significant portion of our cash flows to service such indebtedness, as a result of which we might not have sufficient funds to operate our businesses in the manner we intend or have operated in the past. These and other risks in the sections entitled are discussed in Item 1A of Part I of this Annual Report entitled “Risk Factors” and in other sections of this Annual Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Actual results may differ materially from those contained in the forward-looking statements in this Annual Report. Any forward-looking statements are based on information currently available to us and we assume no obligation to update these statements as circumstances change.

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

We were founded in 1986, and the principal executive office is in Fremont, CA. Our global delivery model leverages both onsite delivery and comprehensive offshore services, depending upon a client’s location and preferences. We have operations in India, Canada, the United States, Europe, Mexico, Singapore, Malaysia, Japan, China and Australia.

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

As global services have become mainstream, many clients are now seeking tighter integration of their IT and business processes to maintain differentiation and cost effectiveness. Additionally, as most BPO services depend upon client technology and infrastructure, many BPO clients are seeking to outsource their IT services as well. We believe that this demand will require global service providers to offer converged IT and business solutions. We believe that those providers who are experts in their clients’ IT and business processes and who can best deliver converged services using a combination of onsite and offshore professionals will most benefit from these industry trends.

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

iGATE has adopted a global delivery model for providing services to its clients. Our global delivery model includes on-site and offshore teams. iGATE has offshore development centers located in Bangalore, Hyderabad, Chennai and Noida in India. iGATE has global development centers located in Australia, Mexico, Canada, the U.S. and India. The centers can deliver both onsite and offshore services, dependent upon customer location and expectations. iGATE operates in India, Canada, the U.S., Europe, Mexico, Singapore, Malaysia, Japan, China and Australia.

IT services that we deliver using our offshore centers include software application, development and maintenance, implementation and support of enterprise applications, package evaluation and implementation, re-engineering, data warehousing, business intelligence, analytics, data management and integration, software testing and IT infrastructure management services. We believe that we deliver high quality solutions to our clients at a substantial savings by using our global pool of highly talented people.

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

Commitment to Attracting and Retaining Top Talent: Our strong corporate culture and work environments have received numerous awards, including the coveted #3 ranking as “Best Indian IT Employer” in 2010 by DataQuest-IDC. Our success depends in large part on our ability to attract, develop, motivate and retain highly skilled IT and IT-enabled service professionals. We recruit in a number of countries, including India, the United States, Canada, Mexico, the United Kingdom, Singapore, Japan and Australia. Our employees are a valuable recruiting tool and are actively involved in referring new employees and screening candidates for new positions. We have a focused retention strategy and extensive training infrastructure.

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

Proven Global Delivery Model: Our global delivery model enables us to offer flexible onsite and offshore services that are most cost effective and responsive to our clients’ preferences. We also offer access to knowledgeable personnel and best practices, resource depth and cost-effectiveness. We have made substantial investments in our processes, infrastructure and systems, and we have refined our global delivery model to effectively integrate onsite and offshore technology services.

Leadership: Our success is highly dependent on the efforts and abilities of our Chief Executive Officer, Phaneesh Murthy, and senior management team. This senior management team includes well-known thought leaders in offshore outsourcing and all members have significant experience in the outsourcing space.

Business Strategy

Our Vision: iGATE’s vision is “To enable the transformation of businesses to virtual enterprises”. iGATE is a fully integrated technology and operations (“iTOPS”) enterprise with a global services model. iGATE enables clients to optimize their business through a combination of process investment strategies, technology leverage and business process outsourcing and provisioning. We have a strong understanding of the diverse business challenges faced by global enterprises. This deep understanding, coupled with thought leadership in IT-based BPO, has contributed to the development of the iTOPS Model. iTOPS facilitates a single point analysis of the multidimensional business matrix which encompasses Business Goals, IT, Operations, Processes, Human Resources and related costs.

The benefits to the client from the iTOPS model are:

•	Better alignment of business processes to IT services and infrastructure

•	Focus on return on investment of IT investments and business process improvement

•	Results based payment

•	Shift from fixed costs to variable costs

•	Flexibility to ramp up or downsize resources

•	Single point strategic consulting and integrated decision support

We intend to become the leading provider of integrated technology and operations services. In order to achieve this goal, we are focused on the following strategies:

•

Continue to Enhance and Deploy iTOPS Solutions: We have been recognized as an industry innovator in converged IT and BPO solutions, and we intend to continue this leadership by broadening our solution offerings in this space.

•

Attract and Retain Top Talent: Our status as a well-recognized and highly-ranked employer in India grants us benefits in attracting top talent and maintaining a collaborative and supportive culture. We intend to continue to invest in human capital, leadership development, and career development tracks to enable us to maintain our position as a top employer in India. To that end, we have implemented comprehensive leadership, training, development and career management programs. Our HR philosophy, based upon a “Business driven people and People driven business” approach, is a key component to attracting, retaining and developing the talent essential to our business.

•

Increase Business with Existing Clients: We have been recognized for our quality and responsiveness by many of our customers. We seek to develop long-term relationships with our customers so as to become a trusted business partner and enable us to expand our roles. Many of our strategic accounts are in the midst of economic recovery, and we believe that we are well positioned to benefit from this momentum. We have been expanding our headcount in anticipation of this growth.

•

Attract New Clients and Expand Into Strategic Verticals: We have maintained a vertically-focused strategy in offering outsourced solutions. We will continue to target new verticals which we believe will most benefit from integrated offerings of technology and operations. Over the last year, we have expanded our sales force and added key hires to other areas of the organization to attract new strategic clients in key verticals.

•

Selectively Pursue Strategic Partnerships and Acquisitions: In addition to internal initiatives, we may expand our IT-enabled operations offshore outsourcing service offerings through strategic relationships and acquisitions. For example, we recently entered into agreements to acquire a majority stake in Patni Computer Systems Limited. See “Recent Developments—Acquisition of a Majority Stake in Patni Computer Systems Limited” below.

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

Recent Developments

Acquisition of a Majority Stake in Patni Computer Systems Limited

On January 10, 2011, two of our wholly-owned subsidiaries, Pan-Asia iGATE Solutions, a company incorporated under the laws of Mauritius (“iGATE Mauritius”), and iGATE Global Solutions Limited, a company incorporated under the laws of India (“iGS” and, together with iGATE Mauritius, the “Purchasers”) entered into certain definitive agreements to acquire a majority stake in Patni Computer Systems Limited (the “Patni Acquisition”).

The Patni Acquisition involves acquiring 60.1 million shares or 43.6% of the share capital from the promoters on a fully diluted basis and 22.9 million shares (inclusive of the American Depositary Shares representing 20.2 million shares) or 16.6% of the share capital on a fully diluted basis from General Atlantic Mauritius Limited. In accordance with the requirements of Securities and Exchange Board of India (Substantial Acquisition of Shares and Takeover) Regulations, 1997, as amended, and a tender offer pursuant to the U.S. Securities Exchange Act of 1934, as amended, and the rules and regulations of the U.S. Securities and Exchange Commission, the Purchasers will also make a mandatory open public offer to the other shareholders of Patni Computer Systems Limited (“Patni”) to purchase up to 20% of the fully diluted share capital.

The Patni Acquisition is valued at approximately $1.22 billion, assuming the mandatory open offer to the public shareholders of Patni is fully subscribed. The Patni Acquisition is expected to be completed in the first half of 2011. The Patni Acquisition is subject to several conditions, including receipt of required regulatory approvals (or termination of applicable waiting periods), and the completion of the open offer for the purchase of shares of the public shareholders of Patni, and there can be no assurance that the Patni Acquisition will be completed as contemplated, or at all.

Post announcement of the acquisition, the Company has obtained clearance on January 24, 2011 under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended and also obtained clearance on January 28, 2011 from Irish Competition Authority. The Company has also applied for regulatory clearances from the Austrian Federal Competition Authority, Brazilian Cade, SEAE and SDE and Securities Exchange Board of India (filed letter of offer on January 25, 2011).

Debt Commitment Letter

On January 10, 2011, in connection with the Patni Acquisition, we entered into a debt commitment letter with Jefferies Finance LLC and Royal Bank of Canada, pursuant to which they committed to provide (i) a $50 million revolving credit facility, and (ii) either (x) to underwrite up to $700 million in aggregate principal amount of senior unsecured notes to be issued by us pursuant to Rule 144A or other private placement exemption or (y) if the $700 million of senior unsecured notes are not issued at or prior to the consummation of the Patni Acquisition, to provide up to $700 million of senior unsecured loans under a bridge credit facility. We expect to use the proceeds from the revolving credit facility for general corporate purposes and the proceeds from the notes (and any bridge facility) to pay a portion of the cash consideration for the Patni Acquisition and to pay related fees and expenses. For additional information regarding the $50 million revolving credit facility and the proposed terms for the $700 million of additional indebtedness, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Future Results” and Exhibit 10.3 to this annual report on Form 10-K.

Series B Preferred Stock Purchase Agreement

On January 10, 2011, we also entered into a securities purchase agreement with Viscaria Limited, a company backed by funds advised by Apax Partners LLP and Apax Partners, L.P., to raise equity financing to pay a portion of the cash consideration for the Patni Acquisition. Under such securities purchase agreement, we agreed to sell to Viscaria Limited, in a private placement, up to 480,000 shares of newly designated 8.00% Series B Convertible

Participating Preferred Stock, no par value per share (the “Series B Preferred Stock”), for an aggregate purchase price of up to $480 million. Viscaria Limited agreed to purchase the shares of Series B Preferred Stock at two separate closings: (i) $210 million of Series B Preferred Stock at the first closing (which occurred on February 1, 2011), and (ii) an additional $60 million of Series B Preferred Stock at a second closing (which is expected to occur in April 2011 in connection with the closing of the Patni Acquisition). An interim funding of up to $30 million of such second closing purchase price (in exchange for the issuance by the Company of up to 30,000 shares of Series B Preferred Stock to Viscaria Limited) may, upon mutual agreement of such parties, be funded prior to the second closing under such securities purchase agreement in order to enable the Purchasers to comply with their respective obligations under Indian law in connection with the mandatory open offer to purchase up to 20.6% of the outstanding Patni shares in connection with the Patni Acquisition. In addition, we have the option to sell up to an additional 210,000 shares of Series B Preferred Stock to Viscaria Limited for a purchase price of $210 million at the second closing to raise additional equity financing to pay a portion of the cash consideration for the Patni Acquisition. The second closing is subject to several conditions, including receipt of required regulatory approvals (or termination of applicable waiting periods), and the completion of the open offer for the purchase of shares of the public shareholders of Patni in accordance with Indian law, and there can be no assurance that the second closing will be completed as contemplated, or at all. On January 24, 2011, the Company obtained early termination confirmation under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended in connection with the Viscaria Limited securities purchase agreement.

Terms of the Series B Preferred Stock

On January 31, 2011, iGATE filed with the Pennsylvania Corporation Bureau a Statement with Respect to Shares (“Statement with Respect to Shares”) for the Series B Preferred Stock, which sets forth the voting and other powers, designations, preferences and relative, participating, optional or other rights, and the qualifications, limitations or restrictions, of the Series B Preferred Stock which were not previously fixed by our articles of incorporation. In accordance with the Statement with Respect to Shares, but subject to applicable law and exchange listing rules and regulations, the Series B Preferred Stock, among other things:

•	accrues cumulative dividends at a rate of 8.00% per annum, which dividends will be added to the liquidation preference of the Series B Preferred Stock and compounded quarterly;

•	is entitled to participate in dividends and other distributions payable on our common stock on an as-converted basis;

•

provides for a holder option to convert the outstanding principal plus accrued and unpaid dividends into our common stock at any time and from time to time at an initial conversion price of $20.30 per share (which conversion price is subject to adjustment in certain circumstances);

•

is subject to a Company option to convert the Series B Preferred Stock into common stock of the Company after 18 months from the applicable closing date if, among other things, the volume weighted average price of our common stock exceeds 205% of the then applicable conversion price for a specified period of time;

•	is redeemable for cash at an amount equal to the outstanding principal plus accrued and unpaid dividends upon the exercise of the holder’s put right at six years from the last occurring closing date;

•

provides that, if the Series B Preferred Stock is not sooner converted, such preferred stock is subject to a mandatory conversion into shares of our common stock on the date that is six years from the applicable closing date (subject to extension in limited circumstances) unless the holder exercises the put right described in the immediately preceding bullet point; and

•

provides the holder the right to receive, prior to any payment in respect of any junior equity securities, the greater of the outstanding principal plus accrued and unpaid dividends and the as-converted value upon liquidation of our company or upon certain changes of control.

Further, pursuant to the Statement with Respect to Shares for the Series B Preferred Stock, the holders of the Series B Preferred Stock benefit from customary anti-dilution and conversion price adjustment provisions in specified circumstances. Additionally, subject to certain exceptions and applicable law and exchange rules, the holders of Series B Preferred Stock shall be entitled to vote (a) on an as-converted basis with the holders of shares of our common stock on all matters upon which such shareholders are entitled to vote and (b) as a separate class with respect to the election of certain nominees to our Board of Directors. Our failure to comply with certain provisions of the Statement with Respect to Shares (including requirements relating to redemption payments, certain shareholder approvals, and certain requirements under the Investor Rights Agreement (as defined herein)) may result, if not cured, in certain increases to the dividend accrual rate of the Series B Preferred Stock and, under certain circumstances and subject to applicable law and exchange rules, a right of the holders of Series B Preferred Stock to increased representation on our Board of Directors, in each case, for the duration of such noncompliance.

The foregoing summary description of the Series B Preferred Stock, the Statement with Respect to Shares and the transactions contemplated thereby does not purport to be complete and is subject to and qualified in its entirety by reference to the Statement with Respect to Shares, the terms of which are set forth in Exhibit 3.3 to this annual report on Form 10-K and the terms of which are incorporated herein by reference.

Investor Rights Agreement

On February 1, 2011, as contemplated by the securities purchase agreement, we entered into an investor rights agreement (“Investor Rights Agreement”) with Viscaria Limited pursuant to which, among other things, we have agreed, so long as Viscaria Limited and certain holders affiliated with Viscaria Limited in the aggregate hold at least one third of Viscaria Limited’s initial equity stake as of the latest applicable closing under the Purchase Agreement, to grant Viscaria Limited certain rights, including the right to designate at least one director to our Board of Directors if the number of directors on such board is nine or less, and, subject to applicable law and exchange listing rules, two directors to our Board of Directors if the number of directors is ten or more. Additionally, so long as Viscaria Limited and certain other holders affiliated with it maintain at least one half of Viscaria Limited’s initial equity investment in the Company, (a) such holders (“Majority Investor Holders”) shall be entitled to certain (i) preemptive and rights of first offer on future equity and/or debt issuances of iGATE and (ii) customary registration rights with respect to the common stock issuable upon the conversion of the Series B Preferred Stock, and (b) the consent of the majority of the Majority Investor Holders will be required for:

(i)	certain dividends or payments to holders of our other equity interests or to management or related parties;

(ii)	subject to certain exceptions, the authorization, issuance or entrance into any agreement providing for the issuance of any debt or equity securities of iGATE or any of its subsidiaries;

(iii)	certain reclassifications or recapitalizations of securities of iGATE or its subsidiaries that would adversely affect the rights of the holders of the Series B Preferred Stock;

(iv)	certain asset disposals exceeding a specified threshold;

(v)	certain acquisitions exceeding a specified threshold;

(vi)	the entrance into certain material transactions involving Patni or the sale of Patni securities;

(vii)	certain changes in our line of business or the line of business of any of our subsidiaries;

(viii)	the entrance into, amendment, modification or supplementation of certain agreements with any parties related to us or any of our wholly-owned subsidiaries;

(ix)	the creation, incurrence, guarantee, assumption or issuance by us or any of our subsidiaries of certain additional indebtedness;

(x)	the hiring or termination of our Chief Executive Officer or our Chief Financial Officer;

(xi)	the amendment or rescission of any provision of our or any of our subsidiaries’ certificate of incorporation, articles of incorporation, by-laws or similar organizational documents that would directly conflict with the terms and provisions of the Investor Rights Agreement or the Statement with Respect to Shares;

(xii)	the voluntary delisting of our common stock from certain markets;

(xiii)	certain increases in the size of our Board of Directors;

(xiv)	the voluntary commencement of certain insolvency events; and

(xv)	the agreement to any of the foregoing.

Our failure to comply with certain provisions of the Investor Rights Agreement (including requirements relating to Viscaria Limited’s nominees to our Board of Directors, consent rights and registration rights) may result, if not cured, in certain increases to the dividend accrual rate of the Series B Preferred Stock and, in the event we fail to make any required redemption payment, subject to applicable law and exchange listing rules, increased representation of the holders of the Series B Preferred Stock on our Board of Directors, in each case, for the duration of such noncompliance. In addition, in the event we fail to make any required redemption payment, the Majority Investor Holders may also have consent rights with respect to (i) any change of control, (ii) any issuance, disposition, acquisition, assumption or incurrence which would otherwise be permitted under clauses (ii), (iv), (vi) or (ix) of the immediately preceding paragraph, (iii) the annual budget of the Issuer and its subsidiaries, and (iv) the approval of the employment or termination of any member of the senior management of the Issuer.

Effective February 1, 2011, pursuant to the terms of the Investor Rights Agreement, Viscaria Limited’s nominee, Mr. Salim Nathoo, was elected as a director to our Board of Directors. Mr. Nathoo will serve as a member of the Nominating and Corporate Governance Committee and the Compensation Committee of our Board of Directors. In addition, Viscaria Limited has the right to designate one non-voting observer to attend meetings of our Board of Directors.

The foregoing summary description of the Investor Rights Agreement and the transactions contemplated thereby does not purport to be complete and is subject to and qualified in its entirety by reference to the Investor Rights Agreement, the terms of which are set forth in Exhibit 10.33 to this annual report on Form 10-K and incorporated herein by reference.

Voting and Standstill Agreement

In connection with the signing of the securities purchase agreement described above, we entered into a Voting and Standstill Agreement (“Voting and Standstill Agreement”) dated as of January 10, 2011, with Viscaria Limited, Messrs. Sunil Wadhwani and Ashok Trivedi and certain entities affiliated with such shareholders (collectively, the “Shareholders”). As of the first closing under such securities purchase agreement, we entered into an Amended and Restated Voting and Standstill Agreement (the “Amended and Restated Voting and Standstill Agreement”), dated as of February 1, 2011, with Viscaria Limited and the Shareholders for the purpose of amending and restating the Voting and Standstill Agreement in order to reflect the final agreement between the Shareholders and Investor with respect to matters covered thereby. Pursuant to the Amended and Restated Voting and Standstill Agreement, the Shareholders have agreed to vote in favor of the transactions contemplated under such securities purchase agreement, the issuance of the Series B Preferred Stock and certain rights associated with the Series B Preferred Stock, including the right to designate a director to our Board of Directors. Further, subject to certain ownership thresholds set forth in the Amended and Restated Voting and Standstill Agreement, (i) Viscaria Limited agreed to vote in favor of the election of each of Messrs. Sunil Wadhwani and Ashok Trivedi to our Board of Directors and (ii) the Shareholders have agreed to vote in favor of the election of the person(s) nominated by Viscaria Limited to our Board of Directors.

The foregoing summary description of the Amended and Restated Voting and Standstill Agreement and the transactions contemplated thereby does not purport to be complete and is subject to and qualified in its entirety by reference to the Amended and Restated Voting and Standstill Agreement, the terms of which are set forth in Exhibit 10.6 hereto and incorporated herein by reference.

Reportable Financial Segments

The Company’s reportable segments through June 30, 2008 were iGS, iGATE Professional Services (“iPS”) and iGATE Shared Services (“iSS”). The iGS segment’s service offerings include IT and IT-enabled operations offshore outsourcing solutions and services to large and medium-sized organizations. The iPS segment’s offerings included a variety of client-managed and supervised IT staffing service offerings. This segment’s services were offered principally in the United States. The iSS segment’s offerings included the operations of the clinical research business (i.e. iGATE Clinical Research International Inc. and iGATE Clinical Research International Private Limited, collectively “iCRI”) and the corporate shared service division of the Company.

On July 31, 2008, the Company sold its clinical research business. Additionally, pursuant to enterprise reorganization, the Company assigned the resources, including employees, relating to the corporate shared service division in the iSS segment to the iGS segment of its business. Also, as more fully explained in Note 2 of the Consolidated Financial Statements, effective September 30, 2008, the Company spun off the iPS segment of its business into a newly formed company known as Mastech Holdings, Inc (“Mastech”).

As a consequence of the above mentioned events, currently the business of the Company is comprised solely of what was formerly known as the iGS segment, which is conducted through our wholly owned subsidiary, iGS.

Note 20 of the Consolidated Financial Statements provide further financial information related to the geographic areas in which we operate.

Seasonality

Our operations are generally not affected by seasonal fluctuations. However, our consultants’ billable hours are affected by national holidays and vacation policies, which vary by country.

Competition

The IT and IT enabled operations offshore outsourcing services industries are highly competitive, and are served by numerous global, national, regional and local firms. Our primary competitors in the IT and IT enabled outsourcing industry include IT outsourcing firms, consulting firms, systems integration-firms and general management consulting firms such as Cognizant Technology Solutions Corporation, Genpact Limited, WNS (Holdings) Limited and EXLService Holdings Inc., Sapient Corporation, Syntel Inc., Mindtree Limited, Infosys Technologies Limited, Tata Consultancy Services Limited, Wipro Limited and Hexaware Technologies Limited.

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

Our Clients, Solutions and Services

We provide a broad range of services/solutions to customers spread across North America, Europe and Asia Pacific. Since inception, the Company has steadily grown and built a strong customer base including some of the top 10 global brands and Fortune 1000 companies. As of December 31, 2010, we have 81 active customers and our top customers are Royal Bank of Canada (“RBC”) and General Electric Company (“GE”). We are a preferred vendor partner with RBC. The preferred vendor status gives us equal opportunity to bid along with their other preferred vendors for most of their IT service demand arising in their various business units globally. The partnerships have significantly contributed to our growth accounting for 34.9% and 18.9% of our revenues for the year ended December 31, 2010 coming from RBC and GE respectively, as compared to 26.8% and 23.0%, respectively, for the year ended December 31, 2009.

As of December 31, 2010, we have approximately 211 and 210 active projects/contracts with various business units of RBC and GE, respectively. Our business from RBC and GE comprises of contracts which are billed on straight-line, fixed-price and time-and materials basis. The projects / contracts with RBC and GE range from one to seventy months. The average life of the projects / contracts with RBC and GE is nineteen months and twelve months, respectively. As of December 31, 2010, we have 2,472 or 29.6% and 1,300 or 15.6% employees working on RBC and GE projects, respectively, as compared to 1,735 or 25.1% and 1,119 or 16.2% as of December 31, 2009.

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

The services provided to RBC and GE primarily includes consulting, independent verification and validation, application development and maintenance, infrastructure management and other related IT services.

Our Partner Companies and Affiliates

We operate our business principally through our wholly-owned operating subsidiaries iGATE Technologies Inc., a Pennsylvania corporation and iGS, each of which are engaged in IT and IT enabled operations.

Intellectual Property Rights

We rely upon a combination of nondisclosure and other contractual arrangements and intellectual property laws to protect confidential information and intellectual property rights of ours and our third parties from whom we license intellectual property. We enter into confidentiality agreements with our employees and limit distribution of proprietary information. There can be no assurance that the steps we take in this regard will be adequate to deter misappropriation of proprietary information or that we will be able to detect unauthorized use of, protect or enforce our intellectual property rights. Typically, all software and the intellectual property rights in it, that we develop in connection with a client engagement is assigned to the client.

Human Resources

As of January 31, 2011, iGATE had 8,338 non-unionized professionals (including 218 subcontractors) comprised of 7,786 IT and IT enabled service professionals and 552 individuals working in sales, recruiting, general and administrative roles. As of January 31, 2011, of the 487 professionals working in the United States, 26% were working under H-1B temporary work permits in the United States. We believe that our strong corporate culture and work environments have allowed us to attract and retain top talent.

Recent Accolades

In April 2010, iGATE was ranked by the International Association of Outsourcing Professionals (“IAOP”) as one of the Top 20 IT companies serving the Discrete Manufacturing industry. We were selected to the Leader judging group category by an independent panel of industry-recognized experts from business and academic institutions.

In April 2010, iGATE was ranked 35 on the International Association of Outsourcing Professionals’ Global Outsourcing 100 list. Receiving this recognition for the second consecutive year, iGATE’s ranking jumped significantly from 59 in 2009. The ranking was the result of a rigorous evaluation process of key criteria including customer satisfaction levels, demonstrated competencies, management capabilities, size and growth. The evaluation process mirrors that employed by many top customers in choosing their outsourcing partners.

In May 2010, iGATE was recognized among the Best 20 Leaders in Canada in The International Association of Outsourcing Professionals 2010 Global Outsourcing 100 sub-list. iGATE was chosen as a Leader from a diverse range of outsourcing service providers by an independent panel of industry-recognized experts from business and academic institutions. iGATE’s selection as a Leader was based on a set of measurable parameters like excellence in service delivery, customer experience, technical competencies, management capabilities and growth.

In May 2010, iGATE was named one of the leading IT vendors catering to the Insurance Industry in the International Association of Outsourcing Professionals 2010 Global Outsourcing 100 sub-list. We were named in IAOP’s Leader judging group overall category from a diverse range of outsourcing service providers by an independent panel of industry-recognized experts from business and academic institutions.

iGATE was included in 2010 Global Services 100 list, a survey of 100 best global services providers. The list represents companies who have the maturity and capability to lead the next wave of services globalization. The Global Services 100 is a tool for buyers of business and technology services. The Global Services 100 survey is in association with neoIT, a consulting firm that specializes in services globalization.

iGATE was listed in 2010 in the FinTech 100 rankings, a listing by American Banker and Bank Technology News, SourceMedia’s renowned publications for banking and financial services professionals, in association with IDC Financial Insights. They evaluate the revenues of the leading global technology and service providers to the financial services industry and construct the FinTech 100 rankings. FinTech 100—includes vendors that derive more than one-third of their revenue from the financial services industry.

iGATE’s Phase IV campus has been certified by U.S. Green Building Council as GOLD rated building under the Commercial Interiors rating system. iGATE has received 68 documented and approved points out of 70 for which the Company was assessed. Leadership in Energy and Environmental Design (“LEED”) certification identifies our Company as a pioneering example of sustainable design and demonstrates our commitment in transforming the building industry.

iGATE has won the Best IT Implementation award from PC Quest India in the Green IT Category for its Printing Governance solution. The awards process is a comprehensive 4 stage process which includes public nomination, detailed audit forms, face to face interactions of the jury and the nominees, and finally the declaration of winners.

iGATE’s HR practices have been acknowledged and awarded at a number of HR Forums, including

•	Ranked third in DataQuest-IDC’s annual survey of the top 20 best IT employers in India; and

•	Received an American Society for Training and Development (“ASTD”) excellence in practice award in the career development category.

ITEM 1A.	RISK FACTORS

We operate in a rapidly changing economic and technological environment that presents numerous risks, many of which are driven by factors that we cannot control or predict. The following discussion, as well as the discussion in the “Critical Accounting Policies and Estimates” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained herein, highlights some of these risks. The risks described below are not the only risks we may face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may adversely affect our business, financial condition, results of operations and/or cash flows.

Uncertain Global Economic Conditions may continue to adversely affect demand for our services.

Our revenue and gross margin depend significantly on general economic conditions and the demand for IT services in the markets in which we operate. Economic weakness and constrained IT spending has resulted, and may result in the future, in decreased revenue, gross margin, earnings and growth rates. The global economic downturn in recent years has reduced, and may further reduce, demand for our services and has also caused clients to request additional price concessions, which would have a material adverse effect on our results of operations and cash flows. Economic downturns also may lead to restructuring actions and associated expenses. Uncertainty about future economic conditions makes it difficult for us to forecast operating results and to make decisions about future investments. Delays or reductions in IT spending could have a material adverse effect on demand for our products and services, and consequently the results of operations, financial condition, cash flows and stock price.

Potential U.S. regulation of offshore outsourcing may increase compliance costs and adversely impact our ability to do business in the U.S.

Some U.S. states have enacted legislation restricting government agencies from outsourcing their back office processes and IT solutions work to companies outside the United States. It is also possible that U.S. private sector companies that work with these states may be restricted from outsourcing their work related to government contracts. We currently do not have significant contracts with U.S. federal or state government entities; and although such restrictions do not currently apply to private companies, such as our clients, they may do so in the future. Any changes to existing laws or the enactment of new legislation restricting offshore outsourcing may adversely impact our ability to do business in the United States, particularly if these changes are widespread, which would have a material adverse effect on our results of operations, financial condition and cash flows.

International immigration and work permit laws may adversely affect our ability to deploy our workforce and provide services in accordance with our Global Delivery Model.

We have international operations in seventeen countries and recruit professionals on a global basis and, therefore, must comply with the immigration and work permit/visa laws and regulations of the countries in which we operate or plan to operate. As of January 31, 2011, 1,381 IT professionals, representing approximately 16.6% of our worldwide workforce are providing services under work permits/visas. Historically, we have done much of our recruiting outside of the countries where the client work is located. Accordingly, any perception among our IT professionals, whether or not well founded, that our ability to assist them in obtaining temporary work visas and permanent residency status has been diminished, could lead to significant employee attrition. Our inability to obtain sufficient work permits/visas on a timely basis due to the impact of these regulations, including any changes to immigration and work permit/visa regulations in particular jurisdictions, could have a material adverse effect on our business in effectively utilizing our Global Delivery Model, therefore impacting our results of operations, financial condition and cash flows.

Government taxation in India (including the failure to extend certain tax holidays) could reduce our overall profitability.

iGS is an export-oriented company which, under the Indian Income Tax Act of 1961, is entitled to claim tax holiday for a period of ten consecutive years for each of the business units in a Software Technology Park (“STP”)

with respect to export profits. Substantially all of the earnings of iGS are attributable to export profits. The majority of our STP units in India are currently entitled to a 100% exemption from Indian income tax and these tax holidays will be completely phased out by March 31, 2011. Under current Indian tax law, export profits after March 31, 2011 from our existing STP units will be fully taxable at the Indian statutory rate (33.22% as of December 31, 2010) in effect at such time. If the tax holidays relating to our Indian STP units are not extended or new tax incentives are not introduced that would effectively extend the income tax holiday benefits beyond March 31, 2011, we expect that our effective income tax rate would increase significantly beginning in calendar year 2011 which would have a material adverse effect on our results of operations, financial condition and cash flows.

In anticipation of the complete phase out of tax holidays post March 31, 2011, we have set up two new development centers in areas designated as Special Economic Zones (“SEZs”) and many of our future planned development centers will also operate in SEZs. Development centers operating in SEZs are entitled to 100% tax holiday for the first five years and 50% tax holiday for the next ten years. We have started to claim tax holiday for the two new development centers set up in SEZs, but there can be no assurance that the SEZs will offset the impact of tax holiday phase out.

Government taxation in various countries may reduce our profitability.

The tax laws in various countries undergo constant changes which impact corporate businesses and profitability depending on the proposals. The current tax proposals in the United States and India may have an adverse impact if the existing tax incentives or tax credits are removed. For instance, under the Indian Income Tax Act of 1961, we can take the credit of the Minimum Alternate Tax (“MAT”) paid on the book profits in those years where there is no taxable income, by carrying forward to adjust it in the future period. As of December 31, 2010, based on the existing tax laws, we have $14.2 million of MAT credit available for carry forward. Any future inability to use the MAT credit and carry forward of the unutilized credit may significantly affect our results of operations, financial condition and cash flows.

We have transfer pricing arrangements among our subsidiaries in relation to various aspects of our business, including operations, marketing, sales and delivery functions. U.S. and Indian transfer pricing regulations, as well as regulations applicable in other countries in which we operate, require that any international transaction involving associated enterprises be on arm’s-length terms. We consider the transactions among our subsidiaries to be on arm’s-length terms. If, a tax authority in any jurisdiction reviews any of our tax returns and determines that the transfer prices and terms we have applied are not appropriate, we may incur increased tax liability, including interest and penalties, which would cause our tax expense to increase, possibly materially, thereby reducing our results of operations, financial condition and cash flows.

We are subject to ongoing tax audit in India. Tax authorities may disagree with our intercompany charges or other matters and assess additional taxes. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcomes of these audits and the actual outcomes of these audits could have a material impact on our results of operations, financial condition and cash flows.

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

Climate change vulnerability is posing new threats and opportunities in the economy. Climate change and measures adopted to address it can affect us, our clients and suppliers in myriad ways, depending on the nature and location of the businesses, the near-term capital expenditure needs, the regulatory environments where they operate and their strategic plans. Generally, climate risks and opportunities for companies and their investors fall into four categories:

•	physical risk from climate change;

•	regulatory risks and opportunities related to existing or proposed greenhouse gas (“GHG”) emissions limits;

•	indirect regulatory risks and opportunities related to products or services from high emitting companies; and

•	litigation risks for emitters of greenhouse gases.

Unmitigated climate change is likely to have severe physical impacts on companies with exposed assets or business operations including us. Major environmental risks and liabilities can significantly impact future earnings.

iGATE is committed to establish itself as climate responsible organization which conducts its business in a sustainable fashion so as to optimize resources and energy utilization. We ultimately wish to achieve carbon neutrality and position ourselves in a low carbon growth path. As the first step of strategizing our action plan for climate change mitigation, we have undertaken carbon footprint estimation study which determines the GHG inventory covering all the facilities. Beginning in 2008, we began estimating our carbon footprint and GHG emissions, which are audited. The overall GHG inventory for 2009 stood at 28,559 tCO2. iGATE’s GHG emission intensity is one of the lowest among major Indian IT corporations which we expect to limit our litigation and regulatory risk. To the extent we are unable to comply with applicable regulations related to climate change, and such failure to comply results in material increases in compliance costs or litigation expenses, those costs or expenses will have an adverse effect on our profitability.

In addition to emissions and climate change risks posed directly to us, we also have clients in varied industries such as financial services, insurance, banking, manufacturing, retail, media and entertainment and healthcare, among others. Some of the clients may be significantly affected by the climate change resulting in greater physical risk and impacting their operations. If our clients are adversely affected by climate change or related compliance costs, this may reduce their spending and demand for our services, leading to a decrease in revenue, which would have an adverse impact on our business, results of operations, financial condition and cash flows.

Incidents such as terrorist attacks and other acts of violence or war involving India, the United States, and other countries could adversely affect the financial markets, result in loss of client confidence, and adversely affect our business, results of operations and financial condition.

Incidents such as the terrorist attacks that have occurred in India, the United States, and other countries and other acts of violence or war, including those involving India, the United States or other countries, may adversely affect global equity markets and economic growth. These acts may also result in a loss of business confidence and have other consequences that could adversely affect our business, results of operations and financial condition. Travel advisories, reluctance to travel and increased visa scrutiny for travelers as a result of such attacks may have an adverse impact on our ability to operate effectively. Any of these events could adversely affect client confidence in India as an outsourcing base.

Regional conflicts in South Asia could adversely affect the Indian economy, disrupt our operations and cause our business to suffer.

South Asia has, from time to time, experienced instances of civil unrest and hostilities among neighboring countries, such as between India and Pakistan and even within India. There have been military confrontations along the India-Pakistan border from time to time. The potential for hostilities between the two countries is high due to past terrorist incidents in India, troop mobilizations along the border, and the geopolitical situation in the region. Military activity or terrorist attacks in the future could influence the Indian economy by disrupting communications and making travel more difficult. Political tensions could increase the perception that investments in Indian companies involve a higher degree of risk than companies in other countries such as the United States. This, in turn, could have a material adverse effect on the market for our services.

Our performance is linked to the stability of policies and the political situation in India.

The role of the Indian central and state governments in the Indian economy and their effect on producers, consumers and regulators has remained significant over the years. Since 1991, successive governments of India have pursued policies of economic liberalization, including significantly relaxing restrictions on the private sector. The present Government of India elected in May 2009 has taken initiatives that continue to support the economic liberalization policies pursued by previous governments, but there is not certainty that these liberalization policies will continue in the future. The rate of economic liberalization could change, and specific laws and policies affecting technology companies, foreign investment, currency exchange rates and other matters affecting investment in our securities could change as well. A significant change in India’s economic liberalization and deregulation policies could adversely affect business and economic conditions in India generally, and our business in particular.

Our international operations subject us to increased regulatory risks as well as difficulties in managing international operations.

We have international operations in seventeen countries. Our international IT and IT-enabled outsourcing development depend greatly upon business immigration and technology transfer laws in those countries, and upon the continued development of technology infrastructure. There can be no assurance that our international operations will be profitable or support our growth strategy. The risks inherent in our international business activities include:

•	unexpected changes in regulatory environments or failure to adhere to regulations that govern our clients’ businesses;

•	foreign currency fluctuations;

•	tariffs and other trade barriers;

•	enforcing third party contractual obligations and intellectual property rights;

•	difficulties in managing international operations; and

•	the burden of complying with a wide variety of foreign laws and regulations.

Our failure to manage growth, attract and retain personnel, manage major development efforts, profitably deliver services or a significant interruption of our ability to transmit data via undersea cables could have a material adverse impact on our ability to successfully maintain and develop our international operations and could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Our business could be adversely affected if we do not anticipate and respond to technology advances in our industry and our clients’ industries.

The IT and offshore outsourcing services industries are characterized by rapid technological change, evolving industry standards, changing client preferences and new product introductions. Our success will depend in part on our ability to develop IT solutions that keep pace with industry developments. We may not be successful in addressing these developments on a timely basis or at all, if these developments are addressed, we will be successful in the marketplace. In addition, products or technologies developed by others may not render our services noncompetitive or obsolete. Our failure to address these developments could have a material adverse effect on our business, results of operations, financial condition and cash flows.

A significant number of organizations are attempting to migrate business applications to advanced technologies. As a result, our ability to remain competitive will be dependent on several factors, including our ability to develop, train and hire employees with skills in advanced technologies, breadth and depth of process and technology expertise, service quality, knowledge of industry, marketing and sales capabilities. Our failure to hire, train and retain employees with such skills could have a material adverse impact on our business. Our ability to remain competitive will also be dependent on our ability to design and implement, in a timely and cost-effective manner, effective transition strategies for clients moving to advanced architectures. Our failure to design and implement such transition strategies in a timely and cost-effective manner could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Our business could be materially adversely affected if we do not or are unable to protect our intellectual property or if our services are found to infringe or misappropriate on the intellectual property of others.

Our success depends in part upon certain methodologies and tools we use in designing, developing and implementing applications systems in providing our services. We rely upon a combination of nondisclosure and other contractual arrangements and intellectual property laws to protect confidential information and intellectual property rights of ours and our third parties from whom we license intellectual property. We enter into confidentiality agreements with our employees and limit distribution of proprietary information. The steps we take in this regard may not be adequate to deter misappropriation of proprietary information and we may not be able to detect unauthorized use of, protect or enforce our intellectual property rights. At the same time, our competitors may independently develop similar technology or duplicate our products or services. Any significant misappropriation, infringement or devaluation of such rights could have a material adverse effect upon our business, results of operations, financial condition and cash flows.

Litigation may be required to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Any such litigation could be time consuming and costly. Although we believe that our services do not infringe or misappropriate on the intellectual property rights of others and that we have all rights necessary to utilize the intellectual property employed in our business, defense against these claims, even if not meritorious, could be expensive and divert our attention and resources from operating our company. A successful claim of intellectual property infringement against us could require us to pay a substantial damage award, develop non-infringing technology, obtain a license or cease selling the products or services that contain the infringing technology. Such events could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Industry consolidation may cause us to lose key relationships and intensify competition.

Acquisitions or other consolidating transactions within our industry could harm us in a number of ways, including the loss of customers, if competitors consolidate with our current or potential customers, our current competitors become stronger or new competitors emerge from consolidations. Any of these events could put us at a competitive disadvantage, which could cause us to lose customers, revenue and market share. Consolidation in our industry, or in related industries, could force us to expend greater resources to meet new or additional competitive threats, which could also harm our results of operations, financial condition and cash flows.

Our international operations subject us to increased exposure to foreign currency fluctuations.

We have international operations in seventeen countries and as we expand our international operations, more of our customers may pay us in foreign currencies. Transactions in currencies other than U.S. Dollars (“USD”) subject us to fluctuations in currency exchange rates. Accordingly, changes in exchange rates between the USD and other currencies could have a material adverse effect on our revenues and net income, which may in turn have a negative impact on our business, results of operations, financial condition and cash flows. The exchange rate between the USD and other currencies has changed substantially in recent years and may fluctuate in the future. We expect that a majority of our revenues will continue to be generated in USD for the foreseeable future and that a significant portion of our expenses, including personnel costs, as well as capital and operating expenditures, will continue to be denominated in other currencies such as Indian Rupees, Canadian Dollars (“CAD”), Mexican Pesos, Australian Dollars, British Pounds (“GBP”), Euros, and Japanese Yen. Hedging strategies, such as forward contracts and options related to transaction exposures that we have implemented or may implement to mitigate this risk may not reduce or completely offset our exposure to foreign exchange fluctuations. Consequently, our results of operations may be adversely affected if other currencies appreciate against the USD and an effective foreign exchange hedging program is not in place.

We may not be able to successfully integrate Patni’s operations with our operations, which could cause our business to suffer.

In order to obtain all of the anticipated benefits of the Patni Acquisition, we and Patni will need to combine and integrate the businesses and operations of our separate companies. The combination of two independent companies is a complex, costly and time- consuming process. In addition, we will not own 100% of Patni and as a result, our integration efforts may be adversely affected by the minority stock holders in Patni. As a result, after the Patni Acquisition, the combined company will be required to devote significant management attention and resources to integrating the diverse business practices and operations of our company and Patni. The integration process may divert the attention of the combined company’s executive officers and management from day-to-day operations and disrupt the business of either or both of the companies and, if implemented ineffectively, preclude realization of the full benefits of the transaction expected by us and Patni. We have not completed a merger or acquisition comparable in size or scope to the proposed Patni Acquisition. The failure of the combined company, after the Patni Acquisition, to meet the challenges involved in successfully integrating our operations or otherwise to realize any of the anticipated benefits of the combination could cause an interruption of, or a loss of momentum in, the activities of the combined company and could adversely affect our results of operations. In addition, the overall integration of the two companies may result in unanticipated problems, expenses, liabilities, competitive responses and loss of customer relationships, and may cause our stock price to decline. The difficulties of combining the operations of the companies include, among others:

•	maintaining employee morale and retaining key employees;

•	developing and implementing employment polices to facilitate workforce integration and meet applicable legal requirements;

•	preserving important strategic and customer relationships;

•	the diversion of management’s attention from ongoing business concerns;

•	coordinating geographically separate organizations;

•	unanticipated issues in integrating information, communications and other systems;

•	coordinating marketing functions;

•	consolidating corporate and administrative infrastructures and eliminating duplicative operations; and

•	integrating the cultures of our company and Patni.

In addition, even if we are able to successfully integrate our businesses and operations, the combined company may not fully realize the expected benefits of the Patni Acquisition, including sales or growth opportunities that were anticipated, within the intended time frame, or at all. Further, the results of operations of the combined company and the market price of our common stock after the transaction may be affected by factors different from those existing prior to the Patni Acquisition and may suffer as a result of the transaction. As a result, we cannot assure you that the combination of the businesses and operations of our company with Patni will result in the realization of the full benefits anticipated from the Patni Acquisition.

The shares of Series B Preferred Stock are senior obligations, rank prior to our common stock with respect to dividends, distributions and payments upon liquidation and have other terms, such as a put right and a mandatory conversion date, that could negatively impact the value of shares of our common stock.

We have issued $210 million of Series B Preferred Stock to Viscaria Limited and, if the Patni Acquisition is successful, may issue up to $270 million additional shares of Series B Preferred Stock. The rights of the holders of our Series B Preferred Stock with respect to dividends, distributions and payments upon liquidation rank senior to similar obligations to our common stock holders. Upon our liquidation or upon certain changes of control, the holders of our Series B Preferred Stock are entitled to receive, prior and in preference to any distribution to the holders of any other class of our equity securities, an amount equal to the greater of the outstanding principal plus all accrued and unpaid dividends on such Series B Preferred Stock (which cumulative dividends accrue at the rate of 8% per annum and compound quarterly) and the amount such holders would have received if such Series B Preferred Stock had been converted into common stock.

The terms of the Series B Preferred Stock provide rights to their holders that could negatively impact our Company. Additional issuances of Series B Preferred Stock would be dilutive to our existing stockholders. Subject to receiving necessary shareholder approvals, if any, under the rules of the NASDAQ, shares of our Series B Preferred Stock may be converted at any time at the option of the holder at an initial conversion price of $20.30 per share (which conversion price is subject to adjustment upon the occurrence of certain events). The Series B Preferred Stock have a put right that provides the holder the right to require us to purchase its shares of Series B Preferred Stock (for an amount equal to the outstanding principal plus accrued and unpaid dividends thereon) at the date that is six years after the latest applicable issuance date thereof (subject to extension in limited circumstances). This put right could expose us to a liquidity risk if we do not have sufficient cash resources at hand or are not able to find financing on sufficiently attractive terms to comply with our obligations to repurchase the Series B Preferred Stock upon exercise of such put.

Further, so long as Viscaria Limited and certain other holders affiliated with Viscaria Limited own in the aggregate at least one half of Viscaria Limited’s initial equity investment in iGATE, no dividends on our common stock (or any other equity securities junior in right to the Series B Preferred Stock) may be paid without the consent of a majority of such holders. To the extent any dividend, distributions or other payments are made on our common stock, the holders of the Series B Preferred Stock shall have the right to participate on an as converted basis in any such dividends, distributions or other payments. The existence of such a senior security could have an adverse effect on the value of our common stock.

If the Patni Acquisition is completed, we will incur a substantial amount of debt to finance a portion of the consideration for the Patni securities to be acquired, which debt could restrict our ability to engage in additional transactions or incur additional indebtedness.

The revolving credit facility is expected to include terms and conditions customary for agreements of this type, and we anticipate that the $700 million of senior unsecured notes or bridge facility, will contain customary terms and conditions for those types of instruments, which we expect will restrict our ability to engage in additional transactions or incur additional indebtedness. Our substantial amount of indebtedness could have important consequences for you. For example, it could:

•	limit our ability to borrow additional funds, or to sell assets to raise funds, if needed, for working capital, capital expenditures, acquisitions or other purposes;

•	increase our vulnerability to adverse economic and industry conditions;

•

require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations, future business opportunities or other purposes, such as funding our working capital and capital expenditures;

•	limit our flexibility in planning for, or reacting to, changes in the business and industry in which we operate;

•	limit our ability to service our indebtedness;

•	place us at a competitive disadvantage compared to any less leveraged competitors; and

•	prevent us from raising the funds necessary to meet our obligations under other instruments, including the obligation to redeem or repurchase the Series B Preferred Stock under certain circumstances.

The occurrence of any one of these events could have a material adverse effect on our business, financial condition, results of operations, prospects or ability to satisfy our obligations under the notes.

Our ability to generate cash depends on many factors beyond our control, and we may not be able to generate the cash required to service debt in connection with Patni Acquisition.

Our ability to make payments on and refinance indebtedness incurred in connection with Patni Acquisition, and to fund our operations will depend on our ability to generate cash in the future. Our historical financial results have been, and our future financial results are expected to be, subject to substantial fluctuations, and will depend upon general economic conditions and financial, competitive, legislative, regulatory and other factors that are beyond our control. If we are unable to meet our debt service obligations or fund our other liquidity needs, we may need to refinance all or a portion of our debt, seek additional equity capital, reduce or delay scheduled expansions and capital expenditures or sell material assets or operations. We cannot assure you that we will be able to pay our debt or refinance it on commercially reasonable terms, or at all, or to fund our liquidity needs.

If for any reason we are unable to meet our debt service obligations, we would be in default under the terms of the agreements governing our outstanding debt. If such a default were to occur, the lenders could elect to declare all amounts outstanding immediately due and payable, and the lenders would not be obligated to continue to advance funds under the revolving credit facility. If the amounts outstanding are accelerated, we cannot assure you that our assets will be sufficient to repay in full the indebtedness that will be owed to our debt holders.

Following the consummation of the Patni Acquisition, we will own less than 100% of Patni’s equity interests and our ability to control and influence Patni’s operations may be limited by Patni’s other shareholders.

Following the consummation of the Patni Acquisition, we will own approximately 83.6% of Patni’s outstanding common shares (assuming 100% of the Patni shares permitted to tender in connection with the mandatory open offer being conducted in accordance with Indian law in connection with the Patni Acquisition are validly tendered). While following the consummation of the Patni Acquisition (if such transaction shall reach completion) we will hold a majority of Patni’s outstanding common shares, we do not expect to have complete control over Patni and its operations and the interests of Patni’s other shareholders may conflict with ours. As a result, the potential benefits of the Patni Acquisition accruing to us may be less than they might otherwise have been.

Following the consummation of the Patni Acquisition, Indian listing and securities regulations require the Company to sell or issue Patni equity interests if the public float of such equity interests is less than 25%, which could have a material adverse effect on our business.

In connection with the Patni Acquisition, the Company and the Purchasers have made a mandatory open offer to the public shareholders of Patni in accordance with the requirements of Securities and Exchange Board of India (Substantial Acquisition of Shares and Takeover) Regulations, 1997, as amended, and a tender offer pursuant to the U.S. Securities Exchange Act of 1934, as amended, and the rules and regulations of the U.S. Securities and Exchange Commission to purchase up to 20.6% of Patni’s current equity share capital (collectively, the “Offer”).

We will own 83.6% of Patni’s equity interests, assuming the Offer is fully subscribed. Pursuant to the listing agreement and the securities contract regulation act in India, every listed company in India is required to maintain a public float of at least 25%. In the event the Offer is fully subscribed, the public float of Patni will fall below 25% and the Company will be required to increase the public float to at least 25% within 12 months from such date by an issuance of shares, an offer for sale of shares or a secondary sale of shares by the promoters in compliance with the listing agreement.

The market price of Patni’s equity interests may be influenced by many factors, some of which are beyond our control, including those described in the risk factors related to our business. As a result of these factors, we may not be able to resell Patni’s equity interests at or above our acquisition price or may not be able to resell them at all. These broad market and industry factors may materially reduce the market price of Patni’s equity interests, regardless of our operating performance. Price volatility may be greater if the public float and trading volume of Patni’s equity interests is low. In addition, our inability to resell Patni’s equity interests may result in fines or penalties, including a delisting of Patni’s equity interests.

As a result of the first closing under the Viscaria Purchase Agreement entered into by iGATE and Viscaria Limited, an affiliate of Apax Partners LLP and Apax Partners, L.P. is a significant shareholder in our Company and may have conflicts of interest with us or you in the future.

In connection with the Patni Acquisition, we entered into the Viscaria Purchase Agreement, with Viscaria Limited, a company backed by funds advised by Apax Partners LLP and Apax Partners, L.P., pursuant to which we (a) have sold to Viscaria Limited 210,000 shares of Series B Preferred Stock, and (b) may issue up to $270 million additional shares of our Series B Preferred Stock. As a result of this ownership, Viscaria Limited will be entitled to, among other things, elect one of the directors to our Board of Directors, or two directors in the event that the size of our Board of Directors increases to 10 or more, and to veto certain actions, including rejecting proposed mergers or sales of all or substantially all of our assets. In addition, the current issued and outstanding Series B Preferred Stock would represent approximately 15.5% of the current voting power at a meeting of our stockholders (without taking into account the additional 14.1% that may be issued to Viscaria Limited at the second closing under such purchase agreement or any accrued and unpaid dividends on outstanding shares of Series B Preferred Stock) which would increase to 29.6% if all of the remaining $270 million is invested in the Company by Viscaria Limited at the second closing.

The interests of Viscaria Limited and its affiliates may differ from our other stockholders in material respects. For example, Viscaria Limited may have an interest in pursuing acquisitions, divestitures, financings (including financings that are secured and senior to the notes) or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to you. Viscaria Limited or its affiliates or advisors are in the business of making or advising on investments in companies, and may from time to time in the future, acquire interests in, or provide advice to, businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. They may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. You should consider that the interests of these holders may differ from yours in material respects.

If we are unable to complete the Patni Acquisition, we will be required to pay for our transaction related fees and expenses, including the costs incurred for third party professional services.

We have hired third party professionals to help complete and integrate the Patni Acquisition. If we are unable to complete the Patni Acquisition, we have to pay these professionals without realizing the benefits we expected from the transaction and these costs will have an adverse effect on our results of operations, financial condition and cash flows.

Our concentration of revenues in a limited number of clients may reduce revenues if these clients decrease their IT spending significantly.

Our revenues are highly dependent on clients primarily located in North America, as well as clients concentrated in certain industries. Economic slowdowns, changes in U.S. law and other restrictions or factors that affect the economic health of these industries may affect our business. In the year ended December 31, 2010, approximately 84.3% of our revenue was derived from customers located in the United States and Canada. We have in the past derived, and may in the future derive, a significant portion of our revenue from a relatively limited number of clients. Our five largest clients represented approximately 72%, 70% and 61% of revenues for the years ended December 31, 2010, 2009 and 2008, respectively. Consequently, if our top clients reduce or postpone their IT spending significantly, this may lower the demand for our services and negatively affect our revenues and profitability. Further, any significant decrease in the growth of the financial services or other industry segments on which we focus may reduce the demand for our services and negatively affect our revenues, profitability and cash flows.

Our preferred vendor contracts may result in lower pricing for our services.

We are party to several “preferred vendor” contracts and we are seeking additional similar contracts in order to obtain new or additional business from large or medium-sized clients. Clients enter into these contracts to reduce the number of vendors and obtain better pricing in return for a potential increase in the volume of business to the preferred vendor. While these contracts are expected to generate higher volumes, they generally result in lower margins. Although we attempt to lower costs to maintain margins, we may not be able to sustain margins on such contracts. In addition, the failure to be designated a preferred vendor, or the loss of such status, may preclude us from providing services to existing or potential clients, except as a subcontractor, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Continued pricing pressures may reduce our revenues.

We market our service offerings to large and medium-sized organizations. Generally, the pricing for the projects depends on the type of contract:

•	Time and Material Contracts—Contract payments are based on the number of consultant hours worked on the project.

•	Annual Maintenance Contracts—Contracts with no stated deliverables and having a designated workforce, the pricing is based on fixed periodic payments.

•	Fixed Price Contracts—Contracts based upon deliverables and/or achieving of project milestones, pricing is based on a fixed price.

•	Some process outsourcing contracts provide pricing per transaction.

Customers typically have the right to cancel contracts with minimal notice. Contracts with deliverables or project milestones may provide for certain payments if the deliverables or project milestones are not met within contract timelines.

The intense competition and the changes in the general economic and business conditions can put pressure on us to change our prices. If our competitors offer deep discounts on certain services or provide services that the marketplace considers more valuable, we may need to lower prices or offer other favorable terms in order to compete successfully. Any such changes may reduce margins and could adversely affect results of operations, financial condition and cash flows.

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

Most of our projects are terminable by the client without payment of a termination fee. An unanticipated termination of a major project could result in the loss of substantial anticipated revenues and could require us to maintain or terminate a significant number of unassigned IT professionals, resulting in a higher number of unassigned IT professionals and/or significant termination expenses. The loss of any significant client or project could have a material adverse effect on our business, results of operations, financial condition and cash flows.

An inability to recruit and retain IT professionals will adversely affect our ability to deliver our services.

Our industry relies on large numbers of skilled IT employees, and our success depends upon our ability to attract, develop, motivate and retain a sufficient number of skilled IT professionals and project managers who possess the technical skills and experience necessary to deliver our services. Qualified IT professionals are in demand worldwide and are likely to remain a limited resource for the foreseeable future. Our failure to attract or retain qualified IT professionals in sufficient numbers may have a material adverse effect on our business, results of operations, financial condition and cash flows.

Wage increases in India and other countries where our competitive advantage is related to lower wage costs may adversely affect our cost structure.

We have a significant offshore presence in India where a majority of our technical professionals are located. In the past, the Indian economy has experienced many of the problems confronting the economies of developing countries, including high inflation and varying gross domestic product growth. Salaries and other related benefits constitute a major portion of our total operating costs. Most of our employees are based in India where our wage costs have historically been significantly lower than wage costs in the United States and Europe for comparably skilled professionals, and this has been one of our competitive advantages.

However, wage increases in India or other countries where we have our operations may prevent us from sustaining this competitive advantage. We may need to increase the levels of our employee compensation more rapidly than in the past to retain talent. Unless we are able to continue to increase the efficiency and productivity of our employees, wage increases in the long term may reduce our profit margins which would adversely affect our results of operations, financial condition and cash flows.

Changes in tax law may require us to repatriate foreign earnings, increasing our effective tax rate and reducing profitability

We do not accrue incremental U.S. taxes on all Indian earnings as these earnings (as well as other foreign earnings for all periods) are considered to be indefinitely reinvested outside of the United States. While we have no plans to do so, events may occur in the future that could effectively force us to change our intent not to repatriate our foreign earnings. If we change our intent and repatriate such earnings, we will incur a dividend distribution tax for distribution from India, currently 17% under Indian tax law, and be required to pay United States corporate income taxes on such earnings which will be at a substantially higher rate than our effective income tax rate in 2010. These potential increased taxes could have a material adverse effect on our business, results of operations, financial condition and cash flows.

If we do not accurately estimate the resources necessary to complete fixed-price projects, our costs may increase significantly for those projects, which would adversely impact profitability. Fixed-price contracts may also commit us to unfavorable terms, which could impact profitability.

We undertake some projects billed on a fixed-price basis. We recognize revenue from these contracts on a proportional performance basis, which is different from our principal method of billing, the time-and-material basis. Failure to accurately estimate the resources or time required to complete a fixed price project or to maintain the required quality levels or any unexpected increase in cost due to increase in employee cost or failure to complete such projects within budget would expose us to risks associated with cost overruns. This could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Our quarterly operating results are subject to significant variations.

Our revenues and operating results are subject to significant variations from quarter to quarter depending on a number of factors, including the timing and number of client projects commenced and completed during the quarter, the number of working days in a quarter, employee hiring, attrition and utilization rates and the mix of time-and-material projects versus fixed price deliverable projects and maintenance projects during the quarter. We recognize revenues on time-and-material projects as the services are performed, while revenues on fixed price deliverable projects are recognized using the proportional performance method. Contracts with no stated deliverables, with a designated workforce assigned, recognize revenues on a straight-line basis over the life of the contract. Although fixed price deliverable projects have not contributed significantly to revenues and profitability to date, operating results may be adversely affected in the future by cost overruns on fixed price deliverable projects. Because a high percentage of our expenses are relatively fixed, variations in revenues may cause significant variations in operating results. Additionally, periodically our cost increases due to both the hiring of new employees and strategic investments in infrastructure in anticipation of future opportunities for revenue growth.

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

There can be no assurance that we will be able to profitably manage additional businesses or successfully integrate any acquired businesses without substantial expenses, delays or other operational or financial problems. Further, acquisitions may involve a number of special risks, including diversion of management’s attention, failure to retain key acquired personnel, unanticipated events or circumstances and legal liabilities and amortization of acquired intangible assets, risk that businesses we acquire may lose customers, some or all of which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Client satisfaction or performance problems at a single acquired firm could have a material adverse impact on our reputation as a whole. In addition, there can be no assurance that acquired businesses, if any, will achieve anticipated revenues and earnings. Our failure to manage our acquisition strategy successfully could have a material adverse effect on our business, results of operations, financial condition and cash flows.

If we do not effectively manage our anticipated expansion growth by continuing to implement systems enhancements and other improvements, our ability to deliver quality services may be adversely affected.

We had experienced significant growth in our operations in the last five years, except in 2009, where our revenues had dropped due to the economic downturn. The situation has improved now as compared to 2009 with sequential quarter on quarter revenue growth. The global economy is showing signs of recovery, however, there is no guarantee that the current growth will continue. This uncertainty places significant demands on our management, and our operational and financial infrastructure. If we do not effectively manage our growth, the quality of our services may suffer thereby negatively affecting our brand and operating results. Our anticipated expansion and growth in international markets heightens these risks as a result of the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute systems, regulatory systems and commercial infrastructures. To effectively manage this growth, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. These systems enhancements and improvements will require significant capital expenditures and management resources. Failure to implement these improvements could impact our ability to manage our growth, financial condition, results of operations and cash flows.

If we fail to maintain and enhance the iGATE brand, and the competitive advantages it affords us, demand for our services may be adversely affected.

The brand identity that we have developed has contributed to the success of our business. Maintaining and enhancing the “iGATE” brand is critical to expanding our customer base and other strategic partners. We believe that the importance of brand recognition will increase due to the relatively low barriers to entry in the IT and IT-enabled services market. Maintaining and enhancing our brand will depend largely on our ability to be a technology pioneer and continue to provide high-quality services, which we may not do successfully. If we fail to maintain and enhance the “iGATE” brand, or if we incur excessive expenses in this effort, our business, results of operations, financial condition and cash flows will be materially and adversely affected.

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

Founders have significant influence over the Company

Sunil Wadhwani and Ashok Trivedi, co-chairmen and the co-founders of iGATE, beneficially own approximately 44.4% of our outstanding common stock as of January 31, 2011, and therefore have significant influence in respect of matters requiring shareholder approval.

The loss of the services of key members of our Senior Leadership Team would have an adverse impact on our business.

Our success is highly dependent on the efforts and abilities of our Chief Executive Officer, Phaneesh Murthy and senior management team. These personnel possess business and technical capabilities that are difficult to replace. Although each executive has entered into employment agreements containing non-competition, non-disclosure and non-solicitation covenants, these contracts do not guarantee that they will continue their employment with us or that such covenants will be enforceable. If we lose the service of any of the key executives, we may not be able to effectively manage our current operations and meet our ongoing and future business challenges and this may have a material adverse effect on our business, results of operations, financial condition and cash flows.

Our engagements may result in potential liability to our clients, which would have an adverse impact on our business.

Many of our engagements involve projects that are critical to the operations of our clients’ businesses and provide benefits that may be difficult to quantify. Although we attempt to contractually limit our liability for damages arising from, among other things, errors, mistakes, omissions or negligent acts in rendering our services, we have not been able to do so in each contract and there can be no assurance that our attempts to limit our liability in the future will be successful. Our failure or inability to meet a client’s expectations in the performance of our services could result in a material adverse change to the client’s operations and therefore could give rise to claims against us or damage our reputation, materially adversely affecting our business, results of operations, financial condition and cash flows.

We may also be liable to our clients for damages caused by, among other things, disclosure of confidential information of the client or infringement of third party intellectual property rights. We are often required to collect and store sensitive and confidential data of the client to perform the services under the contract. If any of our current or former employees misappropriates a client’s sensitive or confidential data or if we do not adapt to the latest changes in the data protection legislation, we could be subject to significant liability to our clients.

Any disruption in the supply of power, IT infrastructure and telecommunications lines to our facilities could disrupt our business process or subject us to additional costs.

Any disruption in basic infrastructure, including the supply of power, could negatively impact our ability to provide timely or adequate services to our clients. We rely on a number of telecommunications service and other infrastructure providers to maintain communications between our various facilities and clients in India, the United States and elsewhere. Telecommunications networks are subject to failures and periods of service disruption which can adversely affect our ability to maintain active voice and data communications among our facilities and with our clients. Such disruptions may cause harm to our clients’ business. We do not maintain business interruption insurance and may not be covered for any claims or damages if the supply of power, IT infrastructure or telecommunications lines is disrupted. This could disrupt our business process or subject us to additional costs, materially adversely affecting our business, results of operations, financial condition and cash flows.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

Information regarding the principal properties owned and leased by the Company and its subsidiaries as of December 31, 2010 is set forth below:

Location	Principal Use	Type	Approximate Square Footage
Fremont, California	Corporate headquarters, management administration, human resources, sales, marketing and development center	Lease	6,300
Bangalore, India	iGS Whitefield campus and offshore development center	Own	688,000
Chennai, India	iGS offshore development center	Lease	142,000
Hyderabad, India	iGS offshore development center	Lease	110,000
Noida, India	iGS offshore development center	Lease	80,000
Guadalajara, Mexico	iGS offshore development center	Lease	18,000
Ontario, Canada	iGS offshore development center	Lease	3,200
Ballarat, Australia	iGS offshore development center	Lease	3,100

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

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ National Market under the ticker symbol “IGTE”. The following table sets forth, for the periods indicated, the range of high and low closing sale prices for iGATE’s common stock as reported on the NASDAQ National Market.

	High	Low
2010
First Quarter	$10.68	$9.02
Second Quarter	14.76	9.86
Third Quarter	19.17	12.09
Fourth Quarter	$24.86	$17.19

2009
First Quarter	$7.39	$2.13
Second Quarter	6.62	3.00
Third Quarter	8.55	6.28
Fourth Quarter	$10.13	$8.39

On January 31, 2011, we had 285 registered holders of record of our common stock. We currently have no program regarding the purchase of our common stock.

Dividends

On October 12, 2010, the Board of Directors authorized a cash dividend of $0.15 per share of common stock, as a partial dividend for the Company’s performance for the year 2010. Although, the net income for the current year increased by 81.1% as compared to the previous year, on January 19, 2011, the Board of Directors decided to retain the 2010 profits for funding the Patni Acquisition and hence, no further or final annual dividend was declared.

On January 20, 2010, the Board of Directors declared an annual cash dividend for the year ended December 31, 2009 of $0.11 per share payable to the shareholders of record as on February 26, 2010, which was paid on March 15, 2010.

Further, so long as Viscaria Limited and certain other holders affiliated with Viscaria Limited own in the aggregate at least one half of Viscaria Limited’s initial equity investment in iGATE, the issuance of future dividends will require the consent of a majority of the Majority Investor Holders. It is also expected that the terms of the debt financing to fund the Patni Acquisition will contain restrictions on the ability to declare dividends; while the Board of Directors has the ability to declare dividends, subject to these restrictions, it is likely that cash from operations will be used for working capital and to service debt over the next few years in the event that the Patni Acquisition is consummated.

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share data)
Income Statement Data:
Revenues	$280,597	$193,099	$218,798	$201,734	$170,414
Gross margin	112,691	75,406	82,357	65,112	48,037
Restructuring charges (recovery)(2)	—	—	—	769	(2,507)
Goodwill impairment(3)	—	—	—	1,950	—
Income (loss) from operations	53,008	32,391	27,682	9,483	(266)
Other income (expense), net	4,686	(3,231)	2,661	5,940	3,578
Equity in income of affiliated companies	—	—	2	29	317
(Loss) gain on venture investments and affiliated companies, net(4)	—	—	—	(193)	578

Income from continuing operations before income taxes	57,694	29,160	30,345	15,259	4,207
Income tax provision	5,939	585	675	1,767	1,597

Income from continuing operations	51,755	28,575	29,670	13,492	2,610
Income from discontinued operations, net of income taxes(1)	—	—	1,605	5,085	6,846

Net income	51,755	28,575	31,275	18,577	9,456
Less: Net income attributable to the noncontrolling interest	—	—	371	2,992	752

Net income attributable to iGATE	$51,755	$28,575	$30,904	$15,585	$8,704

Net earnings per common share, Basic:
Earnings from continuing operations per share attributable to iGATE	$0.92	$0.52	$0.54	$0.20	$0.03
Earnings from discontinued operations per share attributable to iGATE	$—	$—	$0.03	$0.09	$0.13

Net earnings—Basic attributable to iGATE	$0.92	$0.52	$0.57	$0.29	$0.16

Net earnings per common share, Diluted:
Earnings from continuing operations per share attributable to iGATE	$0.90	$0.51	$0.53	$0.20	$0.03
Earnings from discontinued operations per share attributable to iGATE	$—	$—	$0.03	$0.09	$0.13

Net earnings—Diluted attributable to iGATE	$0.90	$0.51	$0.56	$0.29	$0.16

Weighted average common shares, basic	56,055	55,114	54,608	53,768	53,400

Weighted average common shares, diluted	57,394	55,951	55,451	53,972	53,278

Cash dividends declared per share	$0.26	$0.11	$—	$—	$—

Balance Sheet Data:
Cash and cash equivalents	$67,924	$29,565	$30,878	$46,655	$46,077
Short-term investments	71,915	67,192	34,601	25,295	31,826
Working capital(5)	147,678	104,112	74,497	93,617	111,931
Total assets	305,043	228,160	189,893	216,798	191,161
Long-term obligations	1,251	1,035	4,016	7,977	10,059
Noncontrolling interest	—	—	—	6,437	14,372
iGATE shareholders’ equity	$248,056	$191,318	$146,072	$155,966	$133,351

(1)	On September 4, 2008, the Board of Directors authorized management to utilize a tax-free separation for the divestiture of iPS and declared a stock dividend consisting of 1 share of Mastech for each 15 shares of iGATE. On September 30, 2008, we completed the spin-off of Mastech. On July 31, 2008, we completed the sale of iCRI. In December 2007 we sold jobcurry Systems Private Ltd.
(2)	In 2007, we incurred $0.8 million related to the restructuring of our Shared Services segment. In 2006, we reversed $2.5 million of our 2004 restructuring reserve related to our United Kingdom operation.
(3)	In 2007, we incurred $2.0 million in total charges related to goodwill impairment in our subsidiary iGS.
(4)	In 2007, we recorded an impairment charge of $0.6 million on our investment in Concours, which was offset by a gain of $0.4 million from an escrow account related to a prior sale of a business. In 2006, we sold our investment in Brainbench for $0.6 million.
(5)	Working capital represents current assets less current liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

iGATE Corporation (“iGATE” or “the Company”) is a leading provider of IT and IT enabled operations offshore outsourcing solutions services to large and medium-size organizations. iGATE provides end-to-end business solutions that leverage technology thus enabling its clients to enhance business performance.

On July 31, 2008, the Company completed the sale of iCRI, its clinical research business, and on September 30, 2008, the Company completed the spin-off of iPS. In accordance with FASB ASC Topic 360, “Accounting for the Impairment or Disposal of Long Lived Assets”, the assets and liabilities, results of operations and cash flows of iCRI and iPS have been classified as discontinued operations in the consolidated financial statements for all periods presented through the date of sale and spin-off. Cash flows of iCRI and iPS have been segregated in the consolidated statement of cash flows as separate line items within operating, investing and financing activities.

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

Economic Trends and Outlook

According to Gartner Inc., an IT research and advisory company, the IT Services industry worldwide IT spending is forecasted to total $817.9 billion in 2011, a 4.6 % increase from 2010 revenue of nearly $782 billion.

With a global economic recovery, modest growth in IT spending is expected. The industry is aggressively pursuing innovations that it expects to stimulate demand beyond such modest growth. Besides the organic growth, the industry players are also aggressively pursuing mergers and acquisitions to stimulate growth. We believe that our business model is somewhat diversified, both geographically and operationally—we serve both IT and IT enabled solutions. We believe our strategy of a global delivery model and the Patni Acquisition positions us well to provide a greater breadth of services in catering to market needs and opportunities.

Recent events impacting future operations

On January 10, 2011, the Purchasers entered into certain definitive agreements to acquire a majority stake in Patni Computer Systems Limited. The Patni Acquisition is valued at approximately $1.22 billion, assuming the mandatory open offer to the public shareholders of Patni is fully subscribed. The Patni Acquisition is expected to be completed in the first half of 2011. The Patni Acquisition is subject to several conditions, including receipt of required regulatory approvals (or termination of applicable waiting periods), and the completion of the open offer for the purchase of shares of the public shareholders of Patni, and there can be no assurance that the Patni Acquisition will be completed as contemplated, or at all.

Patni is a global provider of information technology services and business solutions, servicing Global 2000 clients. Patni services its clients through its micro-vertical focus in banking, financial services and insurance, manufacturing, retail and distribution, life sciences, communications, media and utilities. Patni’s service offerings include application development and maintenance, enterprise software & systems integration services, business and technology consulting, product engineering services, infrastructure management services, customer interaction services & business process outsourcing, quality assurance and engineering services.

We believe that the combination will create a compelling go-to-market strategy, with our differentiated iTOPS and outcomes-based pricing model augmented by Patni’s delivery expertise and focus on micro-verticals. We expect to utilize an expanded pool of talent, diverse expertise across multiple verticals, higher level strategic end-to-end service offerings and an established management team to strengthen our competitive position as a top-tier player in the highly-fragmented global IT industry. There can be no assurance that these or any other synergies will be realized or that the costs associated with such synergies will not be higher than expected.

Although we currently expect that Patni would remain a separate operating subsidiary if the Patni Acquisition is successful, because we will own a majority stake, under applicable accounting rules, we will consolidate Patni’s results of operations with our results of operations beginning from the closing date.

In connection with Patni Acquisition, we have also entered into equity and debt financing arrangements, if the Patni Acquisition is completed, the financing arrangements along with the consolidation of Patni’s results of operations will significantly affect our financial condition and results of operations in future periods.

The financing arrangements include the sale of the Series B Preferred Stock pursuant a January 10, 2011 securities purchase agreement. The Series B Preferred Stock accrues dividends at a rate of 8.0% per annum, which dividends will be added to the liquidation preference and compounded quarterly. Such shares of Series B Preferred Stock are subject to a holder option to convert the outstanding principal amount plus accrued and unpaid dividends into shares of our common stock at any time and from time to time. Additionally, if such preferred stock is not sooner converted, such shares shall be mandatorily convertible upon the date that is six years from the applicable closing date (subject to extension in limited cases). The financing arrangement also include the debt facilities contemplated by the January 10, 2011 debt commitment letter, which include a $50 million revolving credit facility and $700 million of either senior unsecured notes or a bridge facility. The revolving credit facility will mature four and one half years from the effective date of the loan and the senior unsecured notes will mature on the fifth anniversary of the effective date of the loan. The bridge facility will mature on the one year anniversary of the effective date of the loan and any unpaid principal will automatically convert to a term loan that matures four years following such conversion. For additional information regarding these debt facilities, see Exhibit 10.3 to this annual report on to this annual report on Form 10-K.

Critical Accounting Policies and Estimates

The following explains our most critical accounting policies and estimates. See Note 1 to our Consolidated Financial Statements set forth on pages 52 to 58 of this Form 10-K for a complete description of our significant accounting policies.

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

Goodwill and intangible assets

Goodwill is not amortized but is reviewed for impairment annually or more frequently if indicators arise. The evaluation is based upon a comparison of the estimated fair value to the carrying value of the assets and liabilities. The fair values used in this evaluation are estimated based upon the Company’s market capitalization and the discounted future cash flow analysis. These cash flow projections are based upon a number of estimates and assumptions including operating results, business plans and future cash flows. Intangible assets are initially valued at fair market value using generally accepted valuation methods appropriate for the type of intangible asset. Intangible assets with definite lives are amortized over the estimated useful lives and are reviewed for impairment, if indicators of impairment arise such as termination of contracts with customers, restructuring actions or plans or downward revisions to forecasts. The evaluation of impairment is based upon a comparison of the carrying amount of the intangible asset to the estimated future undiscounted net cash flows expected to be generated by the asset. If estimated future undiscounted cash flows are less than the carrying amount of the asset, the asset is considered impaired. The impairment expense is determined by comparing the estimated fair value of the intangible asset to its carrying value, with any shortfall from fair value recognized as an expense in the current period. Amortization of the Company’s definite lived intangible assets is computed using the straight-line method over the estimated useful lives of the assets. There were no impairments recorded in 2010, 2009 and 2008.

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

Derivative instruments and hedging activities

The Company purchases forward foreign exchange contracts/option contracts (derivatives) to mitigate the risk of changes in foreign exchange rates on forecasted intercompany transactions denominated in certain foreign currencies CAD, GBP etc. and recognizes all of its derivative instruments as either assets or liabilities in the statement of financial position at fair value in accordance with FASB ASC Topic 815, “Accounting for Derivative Instruments and Hedging Activities”. All the derivative contracts are entered into by the Indian subsidiary whose functional currency is Indian Rupee.

The Company designates derivative contracts as cash flow hedges if they satisfy the criteria for hedge accounting under FASB ASC Topic 815, “Accounting for Derivative Instruments and Hedging Activities”. Changes in fair values of derivatives designated as effective cash flow hedges are deferred and recorded as a component of accumulated other comprehensive income (losses), net of taxes, until the hedged transactions occur and are then recognized in the Consolidated Statements of Income and are included in other income (expense), net. Changes in fair value of derivatives not designated as effective hedging instruments and the ineffective portion of derivatives designated as cash flow hedges are recognized in the Consolidated Statements of Income and are included in other income (expense), net. Such gains / (losses) are recognized in the Consolidated Statement of Income in other income (expense), net.

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

In all situations in which hedge accounting is discontinued and the derivative is retained, the Company continues to carry the derivative at its fair value on the balance sheet and recognizes any subsequent change in its fair value in the Consolidated Statement of Income. When it is probable that a forecasted transaction will not occur, the Company discontinues hedge accounting and recognizes gains / (losses) immediately in the Consolidated Statement of Income.

Stock-based compensation

FASB ASC Topic 718, “Accounting for Stock-Based Compensation”, requires all share-based payments, including grants of stock options, restricted stock units and employee stock purchase rights, to be recognized in our financial statements based on their respective grant date fair values. Under this standard, the fair value of each employee stock option and employee stock purchase right is estimated on the date of grant using an option pricing model that meets certain requirements.

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

Results of Operations from Continuing Operations for the Year Ended December 31, 2010 as Compared to the Year Ended December 31, 2009 (Dollars in thousands):

	Year ended December 31,
	2010		2009		% change of Amount from comparable period
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$280,597	100.0%	$193,099	100.0%	45.3%
Cost of revenues (exclusive of depreciation and amortization)	167,906	59.8	117,693	60.9	42.7

Gross margin	112,691	40.2	75,406	39.1	49.4
Selling, general and administrative	50,669	18.1	35,433	18.3	43.0
Depreciation and amortization	9,014	3.2	7,582	3.9	18.9

Income from operations	53,008	18.9	32,391	16.8	63.7
Other income (expense), net	4,686	1.6	(3,231)	(1.7)	*

Income from continuing operations before income taxes	57,694	20.5	29,160	15.1	97.9
Income tax expense	5,939	2.1	585	0.3	**

Income from continuing operations attributable to iGATE	$51,755	18.4%	$28,575	14.8%	81.1%

*	As the comparable period absolute number is negative, the % change from comparable period is not computed.
**	As we believe that the effective tax rate is a better comparable measure, the % change from comparable period is not computed.

Revenues for the year ended December 31, 2010 increased by 45.3%, as compared to the year ended December 31, 2009. Our revenue increase for the periods presented is directly attributable to a combination of increased business with our recurring customers, favorable movement in currency markets and new customer wins. There was an increase in average billable headcount from 6,055 for the year ended December 31, 2009 to 7,398 for the year ended December 31, 2010. Revenues increased due to a 32.3% increase in volume, a 8.7% increase in average blended realization rate and a 4.3% favorable movement in currency markets for the year ended December 31, 2010 as compared to the year ended December 31, 2009. Our top five customers accounted for 72.2% and 70.2% of the revenue for the years ended December 31, 2010 and 2009, respectively.

The gross margin as a percentage of sales was 40.2% for the year ended December 31, 2010, as compared to 39.1% for the year ended December 31, 2009. Increase in gross margin percentage was primarily on account of improved utilization and strengthening of the US dollar against other currencies. The utilization rate increased to 86.5% for the year ended December 31, 2010 as compared to 85.4% for the year ended December 31, 2009. The gross margin increased due to the favorable movement of the US Dollar against other currencies by 0.9% of revenues.

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

S,G&A costs for the year ended December 31, 2010 were 18.1% of revenues, as compared to 18.3% of revenues for the year ended December 31, 2009. Our net employee cost increased by $8.1 million for the year ended December 31, 2010, as compared to the year ended December 31, 2009, mainly due to an increase in salaries, bonus and benefits of $6.0 million, recruitment expense of $0.8 million, and travel expense and related costs of $1.3 million. Our net corporate cost increased by $5.7 million for the year ended December 31, 2010 due to expenses associated with the Patni Acquisition of $3.7 million, increase in marketing, outside professional services, legal costs, accounting, and administrative charges which was partly offset by decrease in the provision for doubtful debts. Our net facilities costs increased by $1.4 million for the year ended December 31, 2010, mainly due to increase in rental, maintenance and communication related expenses. The increase in S,G&A costs includes unfavorable impact of the movement of the US dollar against other currencies amounting to $2.1 million.

Depreciation and amortization costs for the year ended December 31, 2010 were 3.2% of revenues, as compared to 3.9% of revenues for the year ended December 31, 2009. Depreciation and amortization costs as a percentage of revenue decreased by 0.7%, due to the increased revenue for the year ended December 31, 2010 as compared to the year ended December 31, 2009. Depreciation costs in absolute terms for the year ended December 31, 2010 increased by $1.6 million as compared to the year ended December 31, 2009 due to the capitalization of the phase IV campus located in Bangalore and leasehold improvements on SEZ units in Chennai and Hyderabad. The additional investment in the furniture and fixtures, computers and office equipments for the new facilities added during 2010 also contributed to the increase in the depreciation costs. Amortization costs decreased by $0.2 million, due to an identifiable intangible asset that was fully amortized during the year ended December 31, 2009.

Operating income was 18.9% of revenue for the year ended December 31, 2010 and 16.8% of revenue for the year ended December 31, 2009. This increase was primarily due to the increased revenue and increased operational efficiency.

Other income (expense), net

Other income (expense), net is primarily comprised of investment income which for the year ended December 31, 2010 totaled $3.2 million as compared to $3.4 million for the year ended December 31, 2009. In 2010, our investments were primarily in a dividend yielding money market mutual fund. The Net Asset Value of the units tends to decrease on payment of the dividends leading to a loss on redemption of the units which has been compensated for by the dividend income. In 2009, the investments were primarily in a high yield interest bearing fixed income securities.

Other income (expense), net also includes the unfavorable foreign currency movements resulting in the realized loss on our hedges amounting to $0.1 million for the year ended December 31, 2010 as compared to realized loss of $7.6 million for the year ended December 31, 2009. There was an unfavorable foreign currency loss related to our intercompany debt in India and the remeasurement of the current assets denominated in the foreign currency, amounting to $0.2 million for the year ended December 31, 2010 as compared to the favorable foreign currency gain of $0.1 million for the year ended December 31, 2009.

We recognized gain on sale of fixed assets of $1.4 million during the year ended December 31, 2010.

Our effective tax rate was 10.3% and 2.0% for the years ended December 31, 2010 and 2009, respectively. The tax expense and the effective tax rate increased mainly due to change in the mix of earnings between our US and international operations, resulting in higher earnings in US. iGS is eligible to claim a tax holiday on the majority of its operating income through March 31, 2011. The tax holiday has resulted in a benefit of $17.1 million and $9.8 million for the years ended December 31, 2010 and 2009, respectively.

Results of Operations from Continuing Operations for the Year Ended December 31, 2009 as Compared to the Year Ended December 31, 2008 (Dollars in thousands):

	Year Ended December 31,
	2009		2008		% Change of Amount from comparable period
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$193,099	100.0%	$218,798	100.0%	(11.7)%
Cost of revenues (exclusive of depreciation and amortization)	117,693	60.9	136,441	62.4	(13.7)

Gross margin	75,406	39.1	82,357	37.6	(8.4)
Selling, general and administrative	35,433	18.3	45,327	20.7	(21.8)
Depreciation and amortization	7,582	3.9	9,348	4.2	(18.9)

Income from operations	32,391	16.8	27,682	12.7	17.0
Other (expense) income, net	(3,231)	(1.7)	2,661	1.2	*
Equity in income of affiliated companies	—	—	2	—	**

Income from continuing operations before income taxes	29,160	15.1	30,345	13.9	(3.9)
Income tax expense	585	0.3	675	0.3	***

Income from continuing operations	28,575	14.8	29,670	13.6	(3.7)
Less: Noncontrolling interest	—	—	371	0.2	****

Income from continuing operations attributable to iGATE	$28,575	14.8%	$29,299	13.4%	(2.5)

*	As the current period absolute number is negative and the comparable period absolute number is insignificant, the % change from comparable period is not computed.
**	As we believe that the comparable period absolute number is insignificant and the investment in affiliated companies resulting in equity income in affiliated companies does not exist from 2009 onwards, the % change from comparable period is not computed.
***	As we believe that the effective tax rate is a better comparable measure, the % change from comparable period is not computed.
****	As the subsidiaries have become wholly-owned, the noncontrolling interest is not relevant from 2009 onwards. As a result, the % change from comparable period is not computed.

Revenues for the year ended December 31, 2009 were $193.1 million, a decrease of $25.7 million or 11.7%, as compared to $218.8 million for the year ended December 31, 2008. Our revenue decrease was directly attributable to a combination of pricing pressure, volatility in currency markets, movement of work from onsite to offshore and weak economic conditions resulting in customer insolvencies. There was an increase in average billable headcount from 5,948 for the year ended December 31, 2008 to 6,055 for the year ended December 31, 2009. However, the increased average headcount did not result in an increase in revenue for the whole year as the major additions to the headcount was in the fourth quarter of the year. We added 530 employees in the fourth quarter. The average blended realization rate reduced by 13.1%, due to pricing pressure and volatility in currency markets reduced by 2.4%, in the year ended December 31, 2009 over the year ended December 31, 2008 which was partly offset by 3.8% due to an increased volume in 2009. The offshore work increased from 85.0% to 87.1% in 2009 as compared to 2008, reducing overall revenue, as the offshore rates are lower compared to onsite rates. Our top five customers accounted for 70.2% and 60.9% of the revenue for the years ended December 31, 2009 and 2008, respectively.

The gross margin as a percentage of revenues was 39.1% for the year ended December 31, 2009, as compared to 37.6% for the year ended December 31, 2008. Increase in gross margin percentage was primarily on account of improved utilization and strengthening of the US dollar against other currencies. The utilization rate increased to 85.4% for the year ended December 31, 2009 as compared to 81.9% for the year ended December 31, 2008. The gross margin increased due to favorable impact of the strengthening of the US dollar against other currencies by 1.4% of revenues. The strengthening of the US dollar impacts the gross margin favorably because most of the revenue is generated in the US dollar whereas expenses are incurred in currency other than the US dollar.

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

S,G&A costs for the year ended December 31, 2009 were $35.4 million or 18.3% of revenues, as compared to $45.3 million or 20.7% of revenues for the year ended December 31, 2008. Our net employee costs decreased approximately $7.4 million in 2009 as compared to 2008, comprised mainly of lower salaries $3.6 million, performance bonus $1.5 million, travel related expenses $1.0 million, recruitment expenses $0.7 million and other employee related expenses $0.6 million. Our net corporate costs decreased by $2.5 million due to decrease in bad debt expense, marketing costs, accounting, legal & professional fees and insurance. Our facilities costs remained approximately the same with an increase in rental expense of $0.2 million being offset by a decrease in communication related expenses. The decrease in S,G&A cost includes favorable impact of the strengthening of the US dollar against other currencies amounting to $2.5 million.

Depreciation and amortization cost in 2009 was $7.6 million or 3.9% of revenue, as compared to $9.3 million or 4.3% of revenue in 2008 representing a decrease of $1.7 million. The decrease in depreciation cost includes favorable impact of the strengthening of the US dollar against other currencies amounting to $0.8 million. No significant additions were made in the 2009, but there were some assets whose depreciable life has ended in 2009, thereby reducing the depreciation expense for the year.

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

Other income (expense), net

In 2009, our investment income totaled $3.4 million as compared to $2.7 million for 2008. The increase was due to an increase in cash and cash equivalents and short term investment from $65.5 million on December 31, 2008 to $96.8 million on December 31, 2009. The net investments increased by $13.7 million for the year ended December 31, 2009 as compared to December 31, 2008.

Other expense is primarily comprised of realized loss on our hedges amounting to $7.6 million of realized loss on our hedges for the year ended December 31, 2009 as compared to $4.6 million for the year ended December 31, 2008. The increase in hedge loss is due to unfavorable currency movements. We recognized $0.1 million and $3.7 million, respectively, of favorable foreign currency gain related to our intercompany debt in India, for the period ended December 31, 2009 and 2008. As of December 31, 2009, all of our outstanding forward contracts met the qualifying criteria to receive hedge accounting.

During the year ended December 31, 2009, we received $0.4 million of cash from an escrow account related to the prior sale of a business. The cash received was recognized as other income. During the year ended December 31, 2008 there was a gain of $0.4 million on termination of land sale contract.

Our effective tax rate was 2.0% and 2.2% for the years ended December 31, 2009 and 2008, respectively. iGS is eligible to claim a tax holiday on the majority of its operating income through March 31, 2011. The tax holiday has resulted in a benefit of $9.8 million and $7.2 million for the years ended December 31, 2009 and 2008, respectively.

Noncontrolling interest expense was $0.4 million for the year ended December 31, 2008 and relates to the noncontrolling interest portion of the income of iGS.

Liquidity and Capital Resources

Cash from continuing Operations

Cash provided by continuing operations was $61.2 million, $43.9 million and $43.2 million for the years ended December 31, 2010, 2009 and 2008, respectively. Cash provided by operations has historically been our significant source of liquidity.

Cash collected from customers was $262.7 million, $199.6 million and $218.8 million for the years ended December 31, 2010, 2009 and 2008, respectively. Payments made to vendors for operating activities were $201.5 million, $155.7 million and $175.6 million for the years ended December 31, 2010, 2009 and 2008, respectively. The collections and payments increased in 2010 as compared to 2009 due to the increased operations. The collections and payments decreased in 2009 as compared to 2008 due to decreased operations resulting from the economic downturn.

Investing Activities

Cash used in investing activities was $11.6 million, $41.7 million and $22.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.

During the year ended December 31, 2010, we sold one of our office buildings located in Bangalore, India and some of our furniture and office equipments at office located in Hyderabad, India for a consideration of $3.0 million. The capital expenditure incurred was $16.8 million, $13.2 million and $14.4 million for the years ended December 31, 2010, 2009 and 2008, respectively. Significant portions of capital expenditures in all the three years presented were due to expansion of our campus located in offshore centers in India.

Our investment portfolio and other investments decreased by $1.1 million for the year ended December 31, 2010 as compared to an increase of $28.3 million and $14.6 million for the years ended December 31, 2009 and 2008, respectively. The decrease in investments during 2010 was due to the Patni Acquisition plans.

Financing Activities

Cash used in financing activities was $13.3 million, $4.3 million and $33.8 million for the years ended December 31, 2010, 2009 and 2008, respectively. Dividends paid amounted to $14.5 million and $6.0 million for the years ended December 31, 2010 and 2009, respectively. The net proceeds from exercise of employee stock options was $2.1 million, $2.0 million and $2.0 million for the years ended December 31, 2010, 2009 and 2008 respectively.

In 2008, we acquired 2.2 million shares of iGS, representing 7% of iGS shares outstanding, from the Indian public at a price of approximately $10.40 per share and redemption of vested option settlement at a total cost of $30.8 million. The shares were purchased to delist iGS from the Indian stock exchanges.

The Company’s cash, cash equivalents and short-term investments were $139.8 million, $96.8 million and $65.5 million as of December 31, 2010, 2009 and 2008, respectively. We believe that cash generated from operations and our current cash reserves are adequate to meet the Company’s reasonably foreseeable operating liquidity requirements.

Recent events impacting future cash flows

On January 10, 2011, the Purchasers entered into the definitive agreements in connection with Patni Acquisition. The Patni Acquisition involves acquiring 60.1 million shares or 43.6% of the share capital from the promoters on a fully diluted basis and 22.9 million shares inclusive of the American Depositary Shares of 20.2 million shares or 16.6% of the share capital from General Atlantic Mauritius Limited on a fully diluted basis.

In accordance with the requirements of Securities and Exchange Board of India (Substantial Acquisition of Shares and Takeover) Regulations, 1997, as amended, and a tender offer pursuant to the U.S. Securities Exchange Act of 1934, as amended, and the rules and regulations of the U.S. Securities and Exchange Commission, the Purchasers will also make a mandatory open public offer to the other shareholders of Patni to purchase up to 20% of the fully diluted share capital.

The Patni Acquisition will involve the cash outflow of approximately $1.2 billion assuming the mandatory tender offer to the public shareholders of Patni is fully subscribed. On January 10, 2011, we also entered into a securities purchase agreement with Viscaria Limited, a company backed by funds advised by Apax Partners LLP and Apax Partners, L.P., to raise equity financing to fund a portion of the cash consideration required to consummate the Patni Acquisition. Under the securities purchase agreement, we agreed to sell to Viscaria Limited, in a private placement, up to 480,000 shares of newly designated 8.00% Series B Convertible Participating Preferred Stock, no par value per share (the “Series B Preferred Stock”), for up to an aggregate purchase price of $480 million. Pursuant to the terms of such securities purchase agreement, the purchase of the Series B Preferred Stock occurs at two separate closings. On February 1, 2011, Viscaria Limited purchased 210,000 shares of Series B Preferred Stock, for an aggregate purchase price of $210 million, at the first closing under such securities purchase agreement. Subject to the conditions set forth therein, Viscaria Limited will purchase 60,000 shares of Series B Preferred Stock, for an aggregate purchase price of $60 million, at the second closing thereunder. An interim funding of up to $30 million of such second closing purchase price (in exchange for up to 30,000 shares of Series B Preferred Stock) may, upon mutual agreement of Viscaria Limited and us, be funded prior to such second closing in order to enable the Purchaser to comply with their respective obligations under Indian law in connection with the mandatory open offer to purchase up to 20.6% of the outstanding Patni shares in connection with the Patni Acquisition. In addition, the Series B Preferred Stock investment by Viscaria Limited at such second closing may be increased at our election by up to an additional $210 million, in the event that a significant number of Patni shares are validly tendered in the open offer or we elect not to undertake a common stock offering to raise funds for a portion of the Patni Acquisition consideration. Each of our and Viscaria Limited’s obligations under the securities purchase agreement (including the obligation of each of us and Viscaria Limited to consummate the sale of Series B Preferred Stock) are subject to customary closing conditions, including for the second closing thereunder, the closing of the Patni Acquisition.

In connection with the Patni Acquisition, on January 10, 2011, the Company also executed the debt commitment letter with Jefferies Finance LLC and Royal Bank of Canada for raising a revolving credit of $50 million and either up to $700 million in aggregate principal amount of senior unsecured notes as defined in Rule 144A in private placement or if the notes are not issued on/or prior to the consummation of acquisition, to provide up to $700 million of senior unsecured increasing rate loans under a credit facility.

Contractual Obligations

We have financial commitments related to existing leases on our occupied space, as well as other commitments. Our commitments are as follows:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in thousands)
Operating lease obligations	$14,066	$4,505	$7,536	$2,025	$—
Capital lease obligations	1,085	338	501	246	—
Purchase obligations	8,030	8,030	—	—	—

Total	$23,181	$12,873	$8,037	$2,271	$—

We are expanding Phase V of our campus located in Bangalore, India. Total remaining costs of the project will approximate $7.1 million at December 31, 2010 and will be paid out over the next six months. Phase I to III were completed prior to 2007 and Phase IV was completed in February 2010. We have funded the entire project to date through a combination of available cash reserves and short term investments and expect to fund the costs of Phase V through our net cash flows provided by operations.

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

We attempt to limit our exposure to changing Rupee rates mainly through financial market transactions. These transactions may include entering into forward or option contracts to hedge existing exposures. The instruments are used to reduce risk by essentially creating offsetting currency exposures. The following table presents information related to foreign currency contracts held by the Company:

LIST OF OUTSTANDING HEDGE TRANSACTIONS ON DECEMBER 31, 2010

	Maturity Date Ranges	Strike Price at Rupee Rate Ranges	Amount	Net Unrealized Gains/(Losses) 31-Dec-10
CURRENCY OPTION CONTRACTS USD
From:	20-Jan-11	43.00
To:	28-Dec-11	48.00

Subtotal			$58,300	$1,026

CURRENCY OPTION CONTRACTS CAD
From:	25-Jan-11	44.50
To:	25-Jan-12	46.25

Subtotal			$58,097	$(255)

				$771

The option contracts as of December 31, 2010 will all mature by January 25, 2012. As each contract matures, we will sell USDs and CADs at each contracted strike price depending upon prevailing Rupee exchange rates. The outstanding contracts meet the qualifying criteria to receive hedge accounting and have been deemed to be effective. As a result, we have recorded accumulated other comprehensive gain of $0.77 million and an accumulated other comprehensive loss of $1.54 million as of December 31, 2010 and 2009, respectively. The unamortized premium on options amounted to $0.02 million and $0.2 million is disclosed as part of derivative asset and net of derivative liability as of December 31, 2010 and 2009, respectively in the consolidated balance sheet.

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

As of December 31, 2010, the potential gain or loss in the fair value of the Company’s outstanding foreign currency contracts assuming hypothetical 10%, 5%, 2% and 1% fluctuations in currency rates would be approximately (in millions):

	Valuation given X% decrease in Rupee / USD rate				Fair Value as of December 31, 2010	Valuation given X% increase in Rupee / USD rate
	(10%)	(5%)	(2%)	(1%)		1%	2%	5%	10%
Rupee to USD rate	40.23	42.47	43.81	44.26	44.71	45.15	45.60	46.94	49.18
Derivative Instruments	$13.8	$6.9	$3.2	$2.0	$0.8	$(0.4)	$(1.5)	$(4.8)	$(9.9)

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

The Financial Statements and Supplementary Data required by this item are filed as part of this Form 10-K. See Index to Consolidated Financial Statements on page 45 of this Form 10-K.

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

The Company’s Consolidated Financial Statements for the year ended December 31, 2010 have been audited by Messrs. Ernst & Young, an Independent Registered Public Accounting Firm, whose report thereon appears on page 46 of this Form 10-K.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of iGATE Corporation

We have audited the accompanying consolidated balance sheets of iGATE Corporation as of December 31, 2010 and 2009 and the related consolidated statements of income, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2010. These consolidated financial statements are the responsibility of iGATE’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of iGATE Corporation at December 31, 2010 and 2009 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), iGATE Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2011 expressed an unqualified opinion thereon.

/s/    Ernst & Young

New Delhi, India

February 17, 2011

iGATE CORPORATION

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	December 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$67,924	$29,565
Short-term investments	71,915	67,192
Accounts receivable, net	37,946	24,533
Unbilled revenues	13,893	9,636
Prepaid expenses and other current assets	5,380	4,628
Prepaid income taxes	—	4,247
Deferred tax assets	5,422	31
Foreign exchange derivative contracts	794	—
Receivable from Mastech Holdings Inc.	140	87

Total current assets	203,414	139,919

Deposits and other assets	5,443	4,482
Property and equipment, net	52,950	42,682
Deferred tax assets	10,117	8,474
Goodwill	31,741	30,517
Intangible assets, net	1,378	2,086

Total assets	$305,043	$228,160

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,291	$1,515
Accrued payroll and related costs	19,709	14,173
Other accrued liabilities	31,354	18,003
Accrued income taxes	715	—
Foreign exchange derivative contracts	—	1,097
Restructuring reserve	—	101
Deferred revenue	667	918

Total current liabilities	55,736	35,807
Other long-term liabilities	1,251	1,035

Total liabilities	56,987	36,842

Commitments and Contingencies (Note 22)
Shareholders’ equity:
Preferred shares, without par value: 20,000,000 shares authorized, 1 share held in treasury	—	—
Common shares, par value $0.01 per share:
100,000,000 shares authorized: 57,216,747 and 56,126,209 shares issued as of December 31, 2010 and 2009, respectively and 56,226,645 and 55,136,107 shares outstanding as of December 31, 2010 and 2009, respectively	572	561
Common shares held in treasury, at cost, 990,102 shares	(14,714)	(14,714)
Additional paid-in capital	188,389	180,278
Retained earnings	75,474	38,228
Accumulated other comprehensive loss	(1,665)	(13,035)

Total shareholders’ equity	248,056	191,318

Total liabilities and shareholders’ equity	$305,043	$228,160

See accompanying notes

iGATE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(dollars and shares in thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008
Revenues	$280,597	$193,099	$218,798
Cost of revenues (exclusive of depreciation and amortization)	167,906	117,693	136,441

Gross margin	112,691	75,406	82,357
Selling, general and administrative	50,669	35,433	45,327
Depreciation and amortization	9,014	7,582	9,348

Income from operations	53,008	32,391	27,682
Other income (expense), net	4,686	(3,231)	2,661
Equity in income of affiliated companies	—	—	2

Income from continuing operations before income taxes	57,694	29,160	30,345
Income tax expense	5,939	585	675

Income from continuing operations	51,755	28,575	29,670
Income from discontinued operations, net of income taxes	—	—	1,605

Net income	51,755	28,575	31,275
Less: Net income attributable to the noncontrolling interest	—	—	371

Net income attributable to iGATE	$51,755	$28,575	$30,904

Net earnings per common share, Basic:
Earnings from continuing operations attributable to iGATE	$0.92	$0.52	$0.54
Earnings from discontinued operations attributable to iGATE	$—	$—	$0.03

Net earnings—Basic attributable to iGATE	$0.92	$0.52	$0.57

Net earnings per common share, Diluted:
Earnings from continuing operations attributable to iGATE	$0.90	$0.51	$0.53
Earnings from discontinued operations attributable to iGATE	$—	$—	$0.03

Net earnings—Diluted attributable to iGATE	$0.90	$0.51	$0.56

Weighted average common shares, basic	56,055	55,114	54,608

Weighted average common shares, diluted	57,394	55,951	55,451

Amount attributable to iGATE shareholders:
Income from continuing operations, net of tax	$51,755	$28,575	$29,299
Discontinued operations, net of tax	—	—	1,605

Net income attributable to iGATE shareholders	$51,755	$28,575	$30,904

See accompanying notes

iGATE CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

	Common Stock		Series A Preferred Shares	Additional Paid-in Capital	Retained earnings (Accumulated Deficit)	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity- iGATE	Noncontrolling interest	Total Equity	Comprehensive Income/(Loss)
	Shares	Par Value
Balance, December 31, 2007	53,629,705	$546	—	$165,757	$(6,026)	$(14,714)	$10,403	$155,966	$6,437	$162,403
Acquisition of noncontrolling interest	—	—	—	—	—	—	—	—	(6,808)	(6,808)
Exercise of stock options, including tax benefit recognized of $0.1 million	537,222	5	—	1,439	—	—	—	1,444	—	1,444
iGATE stock-based compensation expense	—	—	—	5,353	—	—	—	5,353	—	5,353
Subsidiary option activity and stock-based compensation expense	—	—	—	411	—	—	—	411	—	411
Redemption of subsidiary options	—	—	—	238	—	—	—	238	—	238
Mastech Holdings, Inc Spin-off	—	—	—	—	(9,265)	—	—	(9,265)	—	(9,265)
Comprehensive income:
Unrealized loss on foreign exchange derivative contracts, net of tax of $1.1 million	—	—	—	—	—	—	(11,703)	(11,703)	—	(11,703)	$(11,703)
Unrealized gain on investments, net of tax, $nil	—	—	—	—	—	—	312	312	—	312	312
Actuarial gain relating to defined benefit plan, net of tax $nil	—	—	—	—	—	—	138	138	—	138	138
Currency translation adjustment	—	—	—	—	—	—	(27,726)	(27,726)	—	(27,726)	(27,726)
Net income	—	—	—	—	30,904	—	—	30,904	371	31,275	31,275

											$(7,704)

Balance, December 31, 2008	54,166,927	$551	—	$173,198	$15,613	$(14,714)	$(28,576)	$146,072	$—	$146,072

Exercise of stock options, including tax benefit recognized of $0.1 million	969,180	10	—	1,894	—	—	—	1,904	—	1,904
iGATE stock-based compensation expense	—	—	—	5,186	—	—	—	5,186	—	5,186
Cash dividend declared on common stock (per share $0.11)	—	—	—	—	(5,960)	—	—	(5,960)	—	(5,960)
Comprehensive income:
Unrealized gain on foreign exchange derivative contracts, net of tax $nil	—	—	—	—	—	—	8,890	8,890	—	8,890	$8,890
Unrealized loss on investments, net of tax $nil	—	—	—	—	—	—	(749)	(749)	—	(749)	(749)
Actuarial loss relating to defined benefit plan, net of tax $nil	—	—	—	—	—	—	(183)	(183)	—	(183)	(183)
Currency translation adjustment	—	—	—	—	—	—	7,583	7,583	—	7,583	7,583
Net income	—	—	—	—	28,575	—	—	28,575	—	28,575	28,575

											$44,116

iGATE CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)—(Continued)

	Common Stock		Series A Preferred Shares	Additional Paid-in Capital	Retained earnings (Accumulated Deficit)	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity- iGATE	Noncontrolling interest	Total Equity	Comprehensive Income/ (Loss)
	Shares	Par Value
Balance, December 31, 2009	55,136,107	$561	—	$180,278	$38,228	$(14,714)	$(13,035)	$191,318	$—	$191,318

Exercise of stock options, including tax benefit recognized of $0.1 million	670,371	7	—	2,424	—	—	—	2,431	—	2,431
Vesting of restricted stock awards	420,167	4	—	—	—	—	—	4	—	4
Payment of withholding taxes related to restricted stock	—	—	—	(964)	—	—	—	(964)	—	(964)
iGATE stock-based compensation expense	—	—	—	6,651	—	—	—	6,651	—	6,651
Cash dividend declared on common stock (per share $0.26)	—	—	—	—	(14,509)	—	—	(14,509)	—	(14,509)
Comprehensive income:
Unrealized gain on foreign exchange derivative contracts, net of tax $nil	—	—	—	—	—	—	2,088	2,088	—	2,088	$2,088
Unrealized gain on investments, net of tax $nil	—	—	—	—	—	—	1,060	1,060	—	1,060	1,060
Actuarial loss relating to defined benefit plan, net of tax $nil	—	—	—	—	—	—	(101)	(101)	—	(101)	(101)
Currency translation adjustment	—	—	—	—	—	—	8,323	8,323	—	8,323	8,323
Net income	—	—	—	—	51,755	—	—	51,755	—	51,755	51,755

											$63,125

Balance, December 31, 2010	56,226,645	$572	—	$188,389	$75,474	$(14,714)	$(1,665)	$248,056	$—	$248,056

See accompanying notes

iGATE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$51,755	$28,575	$31,275
Less: Income from discontinued operations, net of taxes	—	—	1,605
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	9,014	7,582	9,348
Stock based compensation	6,651	5,150	4,781
Receipts from termination of land sale contract	—	—	(1,148)
Realized gain on investments	(3,014)	(2,382)	(1,961)
(Recovery of) / Provision for doubtful debts	(440)	268	1,010
Deferred income taxes	(6,506)	(4,657)	(3,597)
Equity in income of affiliated companies	—	—	(2)
Gain on sale of fixed assets	(1,370)	(16)	(136)
Gain on sale of investments in affiliate	(568)	—	—
Deferred rent	(21)	112	592
Working capital items:
Accounts receivable and unbilled revenues	(16,535)	7,958	(4,891)
Prepaid expenses and other current assets	(643)	389	1,660
Accounts payable	916	67	(1,731)
Other liabilities	22,295	895	9,923
Restructuring reserve	(101)	(170)	(619)
Deferred revenue	(266)	118	341

Net cash flows provided by operating activities- continuing operations	61,167	43,889	43,240
Net cash flows provided by operating activities- discontinued operations	—	—	2,433

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(16,844)	(13,153)	(14,361)
Proceeds from sale of property and equipment	3,280	16	150
Purchases of available-for-sale investments	(145,760)	(58,988)	(68,052)
Proceeds from maturities and sale of available-for-sale investments	146,829	30,714	53,499
Proceeds from termination of land sale contract	—	—	1,148
Receipts from (payments for) lease deposits	338	(307)	1,357
Proceeds from sale of iCRI, net of cash transferred	—	—	2,925
Proceeds from sale of investments in affiliate	568	—	—
Proceeds from the sale of joint venture	—	—	905

Net cash flows used in investing activities-continuing operations	(11,589)	(41,718)	(22,429)
Net cash flows used in investing activities-discontinued operations	—	—	(164)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(221)	(172)	(240)
Dividends paid	(14,509)	(5,960)	—
Cash portion of iPS business distributed to shareholders	—	—	(4,777)
Purchase of subsidiary’s stock	(45)	(62)	(30,836)
Net proceeds from exercise of stock options	2,083	2,009	2,013
Payment of withholding taxes related to restricted stock	(964)	—	—
Tax benefits (expense) related to stock option exercises	341	(78)	78

Net cash flows used in financing activities-continuing operations	(13,315)	(4,263)	(33,762)

Effect of currency translation	2,096	779	(8,124)

Net change in cash and cash equivalents	38,359	(1,313)	(18,806)
Cash and cash equivalents, beginning of period of continuing operations	29,565	30,878	46,655
Cash and cash equivalents, beginning of period of discontinued operations	—	—	3,029

Cash and cash equivalents, end of period	$67,924	$29,565	$30,878

SUPPLEMENTAL DISCLOSURE:
Cash payment for income taxes	$6,974	$6,006	$3,612
Cash payment of interest expense	$110	$52	$85

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized gain (loss) on investments and derivative instruments	$3,148	$6,834	$(11,391)

Capitalized leases	$335	$233	$350

See accompanying notes

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

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

On July 31, 2008, the Company completed the divestiture and sale of iGATE Clinical Research International Inc. and iGATE Clinical Research International Private Limited (collectively, “iCRI”), its clinical research business, and on September 30, 2008, the Company completed the spin-off of its professional services business segment (“iPS”). In accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 360, “Accounting for the Impairment or Disposal of Long Lived Assets”, the assets and liabilities, results of operations and cash flows of iCRI and iPS have been classified as discontinued operations in the consolidated financial statements for all periods presented through the date of sale and spin-off. Cash flows of iCRI and iPS have been segregated in the consolidated statement of cash flows as separate line items within operating, investing and financing activities.

1.2 Basis of Preparation of Financial Statements and Principles of Consolidation

The accompanying financial data has been prepared by us in accordance with U.S. generally accepted accounting principles (‘‘GAAP’’).

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

1.4 Revenue Recognition

We recognize revenue from professional services rendered to customers. Revenue is recognized when we have persuasive evidence of an arrangement, services have been rendered, the fee is fixed or determinable and collectability is reasonably assured. We conclude that we have persuasive evidence of an arrangement when we enter into an agreement with our clients with terms and conditions which describe the services and the related payments are legally enforceable. We consider revenue to be determinable when the services have been provided in accordance with the agreement. When the terms of the agreement specify level parameters that must be met,

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010

we monitor such service level parameters and determine if there are any service credits or penalties for which we need to account. Revenue is recognized net of any service credits that are due to a client and net of value-added taxes and includes reimbursements of out-of- pocket expenses, with the corresponding out-of- pocket expenses included in cost of revenue. A substantial portion of our revenue is from large companies, where we do not believe we have a significant credit risk.

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

Billing done during the reporting period in excess of revenue recognized or billing done in advance is recorded as deferred revenue until the revenue recognition criteria is met.

1.5 Cash and cash equivalents

The Company classifies all highly liquid investments, including fixed term deposits, with original maturity at the date of purchase of three months or less and that are readily convertible to known amounts of cash to be cash equivalents.

1.6 Investments

The Company invests in mutual funds, fixed deposits and non convertible debentures. The investments that are expected to be realized in cash within one year, but do not otherwise qualify as cash equivalents, are classified as short-term investments. The investments that are not expected to be realized in cash within one year are classified as other investments and disclosed as part of “Deposits and other assets” in balance sheet.

The Company accounts for its investments in accordance with FASB ASC Topic 320, “Accounting for Certain Investments in Debt and Equity Securities”. These investments are considered available for sale and are recorded at fair value, with the unrealized gains or losses, net of tax, reported as a component of accumulated other comprehensive income in the Consolidated Statement of Shareholders’ Equity and Comprehensive Income (Loss). The unrealized gain or loss is the difference between the Company’s original cost for an investment and the investment’s fair value at each reporting period. Realized gains or losses on securities sold are calculated using the specific identification method.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010

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

1.10 Property and equipment

Property and equipment are stated at cost. The Company provides for depreciation using the straight-line method over the estimated useful lives. Upon disposal, assets and related accumulated depreciation are removed from the Company’s accounts and the resulting gains and losses are reflected in other income (expense), net in the Consolidated Statements of Income. Improvement and betterments that extend the useful life of an asset are capitalized and depreciated over the remaining useful life of the related asset.

Leased capital assets are recorded at the present value of the underlying assets and depreciated over their useful life or the lease term whichever is shorter. The depreciation on the same is disclosed as part of the accumulated depreciation on property and equipment.

The estimated useful lives of assets are as follows:

Building	25 years

Computer equipment	1.5 - 3 years

Furniture and fixtures	5 years

Vehicles	5 years

Leasehold improvements	Shorter of the life of the improvement or lease term ranging from 3 to 10 years

Leased capital assets	Shorter of the life of the leased asset or lease term

Advances paid towards the acquisition of property and equipment and the cost of property and equipment not put to use before the balance sheet date are disclosed under the caption capital work-in-progress in Note 8.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010

Property and equipment are reviewed for impairment if indicators of impairment arise. There were no impairment charges related to property and equipment recognized during the years ended December 31, 2010, 2009 and 2008.

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

The Company procures certain networking components, office equipments and vehicles under financing lease arrangement. The lease classification and accounting of the finance lease is accounted for in accordance with FASB ASC Topic 840 “Accounting for Leases”. The present value of the underlying asset is capitalized at the inception of the lease or on the installation of the asset with a corresponding liability and depreciated on a straight-line basis over the lease term or the economic life of the asset whichever is shorter.

1.12 Goodwill and intangible assets

Goodwill is not amortized but is reviewed for impairment annually or more frequently if indicators of impairment arise. The evaluation is based upon a comparison of the estimated fair value to the carrying value of the assets and liabilities. The fair values used in this evaluation are estimated based upon the market capitalization and discounted future cash flow analysis. Intangible assets are initially valued at fair market value using generally accepted valuation methods appropriate for the type of intangible asset. Intangible assets with definite lives are amortized over the estimated useful lives and are reviewed for impairment, if indicators of impairment arise such as termination of contracts with customers, restructuring actions or plans or downward revisions to forecasts. The evaluation of impairment is based upon a comparison of the carrying amount of the intangible asset to the estimated future undiscounted net cash flows expected to be generated by the asset. If estimated future undiscounted cash flows are less than the carrying amount of the asset, the asset is considered impaired. The impairment expense is determined by comparing the estimated fair value of the intangible asset to its carrying value, with any shortfall from fair value recognized as an expense in the current period. The estimated fair value is computed based on the forecasted future revenue from the customer contracts. Amortization of the Company’s definite lived intangible assets which comprises of customer relationships is computed using the straight-line method over the estimated useful life of 3 to 6 years.

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

Monetary assets and liabilities of each subsidiary denominated in currencies other than the subsidiary’s functional currency are translated into the respective functional currency at the rates of exchange prevailing at the

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010

balance sheet date. The gains or losses resulting from foreign currency transactions are included in the Consolidated Statements of Income under other income (expense), net.

1.14 Earnings per share

Basic earnings per share for the two classes of stock (common stock and unvested restricted stock) is calculated by dividing net income by the weighted average number of shares of common stock and unvested restricted stock outstanding. Diluted earnings per share is computed using the weighted average number of common stock and unvested restricted stock plus the potentially dilutive effect of common stock equivalents .

1.15 Income taxes

Income taxes are accounted for using the asset and liability method as described in FASB ASC Topic 740-10, “Accounting for Income Taxes”. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of changes in tax rates on deferred tax assets and liabilities is recognized as income or expense in the period that includes the enactment date. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits of which future realization is not more likely than not. Changes in valuation allowance from period to period are reflected in the income statement of the period of change. Deferred taxes are not provided on the undistributed earnings of non-U.S. subsidiaries where it is expected that the earnings of the foreign subsidiary will be indefinitely reinvested. Tax benefits of deductions earned on exercise of employee stock options in excess of compensation charged to earnings are credited to additional paid in capital.

FASB ASC Topic 740, “Accounting for income taxes”, on the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements, prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Accounting and disclosures of tax positions taken or expected to be taken by the Company are based on the recognition threshold and measurement attribute prescribed by ASC Topic 740.

1.16 Derivative instruments and hedging activities

The Company purchases forward foreign exchange contracts/option contracts (derivatives) to mitigate the risk of changes in foreign exchange rates on forecasted intercompany transactions denominated in certain foreign currencies and recognizes all of its derivative instruments as either assets or liabilities in the statement of financial position at fair value in accordance with FASB ASC Topic 815, “Accounting for Derivative Instruments and Hedging Activities”. All the derivative contracts are entered into by the Indian subsidiary whose functional currency is the Indian Rupee.

The Company designates derivative contracts as cash flow hedges if they satisfy the criteria for hedge accounting under FASB ASC Topic 815, “Accounting for Derivative Instruments and Hedging Activities”. Changes in fair values of derivatives designated as effective cash flow hedges are deferred and recorded as a component of accumulated other comprehensive income (losses), net of taxes until the hedged transactions occur and are then recognized in the Consolidated Statements of Income and are included in other income (expense), net. Changes in fair value of derivatives not designated as effective hedging instruments and the ineffective portion of derivatives designated as cash flow hedges are recognized in the Consolidated Statements of Income and are included in other income (expense), net. The gains / (losses) on settlement of intercompany transactions

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010

are recognized in the Consolidated Statement of Income as a component of other income (expense), net. The cash flows from derivative instruments is classified as cash flows from operating activities in the Consolidated Cash Flows Statement.

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

1.17 Stock based compensation

FASB ASC Topic 718-10-25 “Accounting for Stock-Based Compensation” requires compensation costs related to share-based transactions, including employee share options, to be recognized in the financial statements based on its fair value.

Upon adoption of the standard, the Company began to recognize compensation expense for stock options net of estimated forfeitures. The standard requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. As a result the expense has been reduced for estimated forfeitures. Stock-based compensation recognized in the Consolidated Statement of Income for the years ended December 31, 2010, 2009 and 2008 is based on awards ultimately expected to vest.

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

Eligible United States employees of the Company may elect to participate in an employee retirement savings plan maintained pursuant to Section 401(k) of the United States Internal Revenue Code of 1986, as amended, (the “401(k) Plan”). The 401(k) Plan allows for employees to defer a portion of their annual earnings on a pre-tax basis through voluntary contributions to the 401(k) Plan. The Company may make discretionary matching contributions under the 401(k) Plan, but the Company is not currently making any such matching contributions.

The Company has no further funding obligation under defined contribution plans beyond the contributions elected or required to be made under these plans. Contributions are charged to income in the year in which they are incurred and are included in the Consolidated Statements of Income.

Defined Benefit Plans

Employees in India are entitled to benefits under the Gratuity Act, a defined benefit retirement plan covering eligible employees of the Company. The plan provides for a lump-sum payment to eligible employees at retirement, death, and incapacitation or on termination of employment, of an amount based on the respective

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010

employee’s salary and tenure of employment. In India, contributions are made to funds administered and managed by the ICICI Prudential Life Insurance Company Limited and Reliance Life Insurance Company Limited (“Fund Administrators”) to fund the gratuity liability of the Indian subsidiaries. Under this scheme, the obligation to pay gratuity remains with the Company, although the Fund Administrator administers the scheme.

FASB ASC Topics 715 & 958 requires the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its pension plan in the balance sheet as of December 31, 2010, with a corresponding adjustment to accumulated other comprehensive income. The liability in respect of defined benefit plans is calculated annually by the Company using the projected unit credit method. Prior service cost, if any, resulting from an amendment to a plan is recognized and amortized over the remaining period of service of the covered employees. Additionally, the Company records the funded status of its defined benefit pension as a liability on its consolidated balance sheet with a corresponding offset, net of taxes, recorded in accumulated other comprehensive income within stockholders’ equity.

1.19 Fair value of financial instruments and concentration of credit risk

The carrying amounts reported in the balance sheets for cash and cash equivalents, short-term investments, accounts receivable, employee receivables, other current assets, accounts payable, accrued expenses and other current liabilities is at fair value due to the short-term maturity of these items.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments, accounts receivable and derivative instruments. By their nature, all such instruments involve risks including credit risks of non-performance by counterparties. A substantial portion of the Company’s cash and cash equivalents are invested with nationally recognized banks located in the United States, Canada and India. A portion of the funds are also invested in mutual funds, time deposits and non convertible debentures with nationally recognized banks in India. Accounts receivable are unsecured and are derived from revenue earned from customers in industries based primarily in the United States and Canada. The Company monitors the credit worthiness of its customers to whom it grants credit terms in the normal course of its business and of counterparties when it enters into foreign exchange contracts. Management believes there is no significant risk of loss in the event of non-performance of the counterparties to these financial instruments, other than the amounts already provided for in the consolidated financial statements.

1.20 Commitments

Liabilities for loss contingencies arising from claims, tax assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Legal costs incurred in connection with the same are expensed as incurred.

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

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010

will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company currently does not have multiple deliverable revenue arrangements and hence, does not expect the adoption to have an impact on its consolidated financial statements.

2. Discontinued Operations

On July 31, 2008, the Company completed the divestiture and sale of iCRI for cash consideration of approximately $3.6 million which included cash transfer of $0.7 million. This sale resulted in a gain of approximately $ 1.8 million, which has been included in income from discontinued operations.

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

Revenue billed by iGS to Mastech, which was an intercompany transaction prior to the spin-off and hence eliminated in the consolidated statements of income for the year ended December 31, 2008 amounting to $1.4 million is reported within income from continuing operations.

The following table summarizes results from discontinued operations of the iCRI, and iPS businesses for the year ended December 31, 2008 included in the Consolidated Statement of Income (in thousands):

Revenues	$75,724
Gain on sale of investment	1,830
Spin-off transaction costs	3,173
Income from discontinued operations	2,002
Income tax expense	397

Income from discontinued operations, net of tax	$1,605

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

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010

3. Cash and cash equivalents

Cash and cash equivalents comprises the following (in thousands):

	As of December 31,
	2010	2009
Cash and bank balances	$65,206	$27,405
Fixed deposits with banks	2,718	2,160

	$67,924	$29,565

As of December 31, 2010 and 2009, there were no restrictions on cash.

4. Investments

Short term investments comprise of the following (in thousands):

	As of December 31, 2010
	Carrying Value	Unrealized Gain	Fair Value
Money market mutual funds	$70,123	$673	$70,796
Non convertible debentures	1,119	—	1,119

	$71,242	$673	$71,915

	As of December 31, 2009
	Carrying Value	Unrealized Loss	Fair Value
Money market mutual funds	$67,579	$(387)	$67,192

Other investments comprise of the following (in thousands):

	As of December 31, 2010
	Carrying Value	Unrealized Gain	Fair Value
Non convertible debentures	$2,237	$—	$2,237

	$2,237	$—	$2,237

	As of December 31, 2009
	Carrying Value	Unrealized Gain	Fair Value
Non convertible debentures	$1,075	$—	$1,075

	$1,075	$—	$1,075

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010

Contractual maturities of short-term and other investments in available for sale securities as of December 31, 2010 and 2009 was as follows:

	As of December 31,
	2010	2009
Due within one year	$71,915	$67,192
Due between one year through five years	2,237	1,075

	$74,152	$68,267

5. Accounts receivable and unbilled revenues

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

The following table provides details of the allowance for doubtful accounts as recorded by the Company (in thousands):

As of December 31,	Balance at the beginning of the year	Additions charged to cost and expense	Recoveries / Write offs	Balance at the end of the year
2008	$605	$1,010	$(309)	$1,306
2009	$1,306	$268	$(80)	$1,494
2010	$1,494	$433	$(993)	$934

6. Derivative Instruments and Hedging Activities

As part of the Company’s on-going business operations, certain assets and forecasted transactions are exposed to foreign currency risks due to fluctuations in exchange rate between the Indian Rupee, CAD and USD. The objective for holding derivatives is to eliminate or reduce the impact of these exposures.

The Company enters into forward foreign exchange contracts to mitigate the risk of changes in foreign exchange rates on inter-company transactions and forecasted transactions denominated in foreign currencies. Contracts are designated as cash flow hedges if they satisfy the criteria for hedge accounting under FASB ASC 815, “Accounting for Derivative Instruments and Hedging Activities”. The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of the gain or loss of hedging instruments are recognized in the earnings of each period and are included in other income (expense), net.

The Company documents all relationships between hedging instruments including the risk management objectives and strategy for each hedge transaction. In addition, formal assessment is done for effectiveness

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010

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

The following table presents information related to foreign currency contracts held:

LIST OF OUTSTANDING HEDGE TRANSACTIONS ON DECEMBER 31, 2010

	Maturity Date Ranges	Strike Price at Rupee Rate Ranges	Nominal Amount	Net Unrealized Gains/(Losses) 31-Dec-10
CURRENCY OPTION CONTRACTS USD
From:	20-Jan-11	43.00
To:	28-Dec-11	48.00

Subtotal			$58,300	$1,026

CURRENCY OPTION CONTRACTS CAD
From:	25-Jan-11	44.50
To:	25-Jan-12	46.25

Subtotal			$58,097	$(255)

				$771

The option contracts as of December 31, 2010 will all mature by January 25, 2012. As each contract matures, we will sell USDs and CADs at each contracted strike price depending upon prevailing Rupee exchange rates. The outstanding contracts meet the qualifying criteria to receive hedge accounting and have been deemed to be effective. As a result, we have recorded an accumulated other comprehensive gain of $0.77 million and an accumulated other comprehensive loss of $1.54 million as of December 31, 2010 and 2009, respectively. The unamortized premium on options amounted to $0.02 million and $0.2 million and is disclosed as part of derivative asset and net of derivative liability as of December 31, 2010 and 2009, respectively, in the Consolidated Balance Sheet.

The estimated net amount of existing gains as of December 31, 2010 that is expected to be reclassified from accumulated other comprehensive income into earnings within the next twelve months is $0.77 million.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010

The effect of Derivative Instruments on the Consolidated Statements of Income for the year ended December 31, 2010 (in thousands):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain/(Loss) recognized in OCI on Derivative	Location of Gain/(Loss) reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) reclassified from Accumulated OCI into Income	Location of Gain/(Loss) reclassified in Income on Derivative	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
	(Effective Portion)	(Effective Portion)		(Ineffective Portion and amount excluded from effectiveness testing)
	December 31, 2010	December 31, 2010		December 31, 2010
Foreign Exchange Contracts	$771	Other Income/ (expenses)	$(147)	Other Income/ (expenses)	$—

The effect of Derivative Instruments on the Consolidated Statements of Income for the year ended December 31, 2009 (in thousands):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain/(Loss) recognized in OCI on Derivative	Location of Gain/(Loss) reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) reclassified from Accumulated OCI into Income	Location of Gain/(Loss) reclassified in Income on Derivative	Amount of Gain /(Loss) Reclassified from Accumulated OCI into Income
	(Effective Portion)	(Effective Portion)		(Ineffective Portion and amount excluded from effectiveness testing)
	December 31, 2009	December 31, 2009		December 31, 2009
Foreign Exchange Contracts	$(1,317)	Other Income/ (expenses)	$(7,600)	Other Income/ (expenses)	$—

The effect of Derivative Instruments on the Consolidated Statements of Income for the year ended December 31, 2008 (in thousands):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain/(Loss) recognized in OCI on Derivative	Location of Gain/(Loss) reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) reclassified from Accumulated OCI into Income	Location of Gain/(Loss) reclassified in Income on Derivative	Amount of Gain /(Loss) Reclassified from Accumulated OCI into Income
	(Effective Portion)	(Effective Portion)		(Ineffective Portion and amount excluded from effectiveness testing)
	December 31, 2008	December 31, 2008		December 31, 2008
Foreign Exchange Contracts	$(10,207)	Other Income/ (expenses)	$(4,665)	Other Income/ (expenses)	$—

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010

Information on the location and amounts of derivative fair values in the Consolidated Balance Sheets (in thousands):

	As of December 31, 2010		As of December 31, 2009
Derivatives designated as hedging	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Foreign exchange contracts	Current assets	$771	Current liabilities	$1,317

Total		$771		$1,317

7. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (in thousands):

	As of December 31,
	2010	2009
Prepaid expenses	$3,458	$3,105
Employee advances	1,460	1,424
Other current assets	326	86
Accrued interest receivable	136	13

	$5,380	$4,628

8. Property and equipment, net

Property and equipment consist of the following (in thousands):

	As of December 31,
	2010	2009
Land	$8,343	$6,045
Buildings	20,298	11,385
Furniture and fixtures	32,757	26,104
Computer equipment	26,736	24,906
Software	371	412
Leasehold improvements	4,094	4,371
Vehicles	200	176
Leased assets	1,250	866

Property and equipment, gross	$94,049	$74,265
Less: Accumulated depreciation and amortization	49,161	45,786

	44,888	28,479
Capital work in progress	8,062	14,203

Property and equipment, net	$52,950	$42,682

Depreciation expense on property and equipment amounted to $8.2 million, $6.7 million and $7.8 million during the years ended December 31, 2010, 2009 and 2008, respectively. Leased assets amounted to $1.3 million and $0.9 million at December 31, 2010 and 2009, respectively and accumulated depreciation amounted to $0.5 million and $0.4 million at December 31, 2010 and 2009, respectively.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010

9. Goodwill and intangible assets

The changes in the carrying value of goodwill for the years ended December 31, 2010 and 2009 (in thousands):

Amount
Goodwill at December 31, 2008	$29,179
Foreign currency translation effect	1,338

Goodwill at December 31, 2009	30,517
Foreign currency translation effect	1,224

Goodwill at December 31, 2010	$31,741

Intangible assets relates to customer relationships. The changes in the carrying value for the years ended December 31, 2010 and 2009 (in thousands):

Amount
Intangible assets as of December 31, 2008	$2,920
Foreign currency translation effect	100
Amortization	(934)

Intangible assets as of December 31, 2009	2,086
Foreign currency translation effect	66
Amortization	(774)

Intangible assets as of December 31, 2010	$1,378

Amortization expense related to identifiable intangible assets was $0.8 million, $0.9 million and $1.6 million for the years ended December 31, 2010, 2009 and 2008, respectively. Future estimated annual amortization is as follows (in thousands):

2011	$793
2012	585

$1,378

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010

10. Leases

The Company leases vehicles, certain networking components and office equipments under capital leases which are secured by mortgage of the underlying asset and the following are future minimum rental payments as of December 31, 2010 (in thousands).

Year ending December 31:
2011	$338
2012	281
2013	220
2014	172
2015	74

Total minimum lease payments	1,085
Less: amount representing future interest	(256)

Present value of minimum lease payments as of December 31, 2010	829
Less: current portion	(228)

Long-term capital lease obligations	$601

The Company conducts its operations using facilities under non-cancellable operating lease agreements that expire at various dates. Future minimum lease payments under these agreements are as follows (in thousands):

Year ending December 31:
2011	$4,505
2012	4,228
2013	3,308
2014	1,508
2015 and thereafter	517

Total minimum lease payments	$14,066

Rent expenses under cancellable and non-cancellable operating leases were $4.5 million, $4.3 million and $4.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.

11. Other accrued liabilities

Other accrued liabilities consist of the following (in thousands):

	As of December 31,
	2010	2009
Accrued expenses	$11,492	$5,284
Provision for volume discounts	15,204	8,908
Sales tax and other indirect taxes payable	1,746	891
Other liabilities	2,912	2,920

	$31,354	$18,003

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010

12. Accumulated other comprehensive Loss

The components of accumulated other comprehensive loss was as follows (in thousands):

	As of December 31,
	2010	2009
Net unrealized gain (loss) on cash flow hedges	$771	$(1,317)
Net unrealized gain (loss) on marketable securities	673	(387)
Actuarial loss relating to defined benefit plan	(146)	(45)
Loss on foreign currency translation adjustment	(2,963)	(11,286)

	$(1,665)	$(13,035)

The changes in the net unrealized gain (loss) on cash flow hedges carrying value for the years ended December 31, 2010 and 2009 are as follows (in thousands):

	Year Ended December 31,
	2010	2009
Unrealized loss on cash flow hedges at the beginning of the year	$(1,317)	$(10,207)
Reclassification into earnings on settlements	147	7,600
Net unrealized gain due to changes in the fair value	1,941	1,290

Unrealized gain (loss) on cash flow hedges at the end of the year	$771	$(1,317)

The changes in the net unrealized gain (loss) on marketable securities carrying value for the years ended December 31, 2010 and 2009 are as follows (in thousands):

	Year Ended December 31,
	2010	2009
Unrealized (loss) gain on marketable securities at the beginning of the year	$(387)	$361
Reclassification of loss (gain) into earnings on maturity	318	(198)
Net unrealized gain (loss) due to changes in the fair value	742	(550)

Unrealized gain (loss) on marketable securities at the end of the year	$673	$(387)

13. Employee benefit plan

Defined Contribution Plan

The Company’s contribution to the Provident Fund for the years ended December 31, 2010, 2009 and 2008 was $2.4 million, $1.9 million, and $2.1 million, respectively.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010

Defined Benefit Plan

iGS provides for gratuity, a defined benefit retirement plan covering eligible employees in India. Liabilities with regard to the plan are determined by actuarial valuation. The following table sets forth the net periodic cost recognized by the Company in respect of such plan (in thousands):

	Year Ended December 31,
	2010	2009	2008
Net periodic plan cost
Service cost	$1,138	$806	$646
Interest cost	196	142	142
Expected return on plan asset	(244)	(154)	(134)
Recognized net actuarial loss (gain)	16	4	(52)

Net periodic plan cost for the period	$1,106	$798	$602

Change in benefit obligation (in thousands):

	As of December 31,
	2010	2009
Projected benefit obligation at the beginning of the year	$2,443	$1,847
Service cost	1,138	806
Actuarial loss (gain)	30	(40)
Interest cost	196	142
Benefits paid	(598)	(413)
Effect of exchange rate changes	119	101

Projected benefit obligation at the end of the year	$3,328	$2,443

Change in fair value of plan assets (in thousands):

	As of December 31,
	2010	2009
Fair value of plan assets at the beginning of the year	$2,322	$1,887
Employer contributions	1,178	518
Expected return on plan assets	244	154
Actual (loss) gain on plan assets	(127)	81
Benefits paid	(598)	(413)
Effect of exchange rate changes	106	95

Fair value of plan assets at the end of the year	$3,125	$2,322

Funded status (in thousands):

	As of December 31,
	2010	2009
Funded status	$(203)	$(121)

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010

The weighted average assumptions used in accounting for the Gratuity Plan for the years ended December 31, 2010, 2009 and 2008 are presented below:

	Year ended December 31,
	2010	2009	2008
Discount rate	9.0%	8.5%	9.5%
Rate of increase in compensation per annum	12% - 5 years	12% - 5 years	12% - 5 years
	10% - thereafter	10% - thereafter	10% - thereafter
Expected long term rate of return on plan assets per annum	9.0%	8.5%	9.5%

The Company evaluates these assumptions annually based on its long-term plans of growth and prevalent industry standards. The estimates of future salary increases, considered in the actuarial valuation, take account of historical compensation increases, inflation rate, seniority, promotions and other relevant factors such as supply and demand factors in the employment market. The discount rate is based on the corporate bond rates in India. The Company has invested the plan assets with Reliance Life Insurance and ICICI Prudential Life insurance. The expected rate of return on the plan assets has been determined considering the plan asset allocation, historical rates of return earned on such plan assets and current market trends. Plan assets are primarily invested in long-term fixed income securities and to a lesser extent in money market funds.

Unrecognized actuarial loss is amortized over the average remaining service period of the employees expected to receive benefits under the plan.

The following benefit payments reflect expected future service, as appropriate, which are expected to be paid during the years shown (in thousands):

Year ending December 31,	Amount
2011	$435
2012	500
2013	574
2014	657
2015	755
2016-2020	3,338

$6,259

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010

Plan assets—Fund allocation:

	Target Allocation 2010	Year ended December 31,
		2010	2009
Reliance Life Insurance
Corporate Bond	60%	61%	61%
Money Market	40%	39%	39%

ICICI Prudential Life Insurance
Group Debt	80%	92%	94%
Short Term Debt	20%	8%	6%

ING Vysya Life Insurance Company Ltd
Debt	—	—	60%
Liquid	—	—	40%

Investment strategy—The objective is to ensure that the defined benefit plan assets will be sufficient enough to fund the defined benefit obligations in the long run and to meet the current defined benefit obligations, while managing the risk.

Risk Management—The Company mitigates the return risk or interest rate risk by allocating the plan assets in various fixed income securities which has low or moderate risk. The plan assets are managed through professionally qualified investment managers. The fund allocation and the performance of the fund is reviewed on a monthly basis and rebalancing is done, if warranted. The actual allocation of funds may differ from the target allocation depending on the current requirements of the cash flows.

Fair value—ASC 820 “Fair value measurements”, establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1—	Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2—	Includes other inputs that are directly or indirectly observable in the marketplace.

Level 3—	Unobservable inputs which are supported by little or no market activity.

In accordance with ASC 820, the Company measures plan asset investments at fair value and is classified within Level 1. This is because the investments are in primarily in debt instruments involving fixed income securities and money market instruments. They are valued primarily using quoted market prices.

Accumulated benefit obligation was $0.6 and $0.5 million, respectively, for the years ended December 31, 2010 and 2009. The contribution likely to be made during 2011 is $0.7 million.

14. Stock Based Compensation

The Company recognized the stock-based compensation cost in the consolidated statements of income within direct costs for the years ended December 31, 2010, 2009 and 2008 was $1,650, $2,068 and $2,155, respectively. The stock-based compensation cost included in the consolidated statements of income within

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010

selling, general and administrative expenses for the years ended December 31, 2010, 2009 and 2008 was $5,001, $3,155 and $2,626, respectively. The Company has recognized a related tax (expense) benefit associated with its share-based compensation arrangements for the years ended December 31, 2010, 2009 and 2008 of $341, $(78) and $78, respectively.

iGATE Corporation Stock Incentive Plans

During 2000, the Company adopted the Second Amended and Restated Stock Incentive Plan (the “1996 Plan”). The 1996 Plan provided that up to 14.7 million shares of the Company’s common stock shall be allocated for issuance to directors, executive management and key personnel. This plan expired by its terms on November 3, 2006 and no options have been granted under the 1996 Plan since this date.

On May 25, 2006, the 2006 iGATE Corporation Stock Incentive Plan (the “2006 Plan” and together with the 1996 Plan, the “iGATE Plans”) was approved by the Company’s shareholders. The 2006 Plan replaced the expired 1996 Plan. Revisions were made primarily to address changes in applicable law since 2000. The 2006 Plan provides that up to 14.7 million shares of the Company’s common stock shall be allocated for issuance to officers, employees, directors and consultants of the Company and its subsidiaries. At December 31, 2010, there were 9.1 million shares of common stock available for issuance under the 2006 Plan.

A summary of the stock option and restricted stock activity is presented below:

1996 Plan	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Options outstanding at December 31, 2007	1,135,801	$8.31
Exercised	(130,459)	4.18
Lapsed and forfeited	(372,507)	13.99

Options outstanding at December 31, 2008	632,835	$5.86
Exercised	(421,021)	3.78
Lapsed and forfeited	(141,507)	12.71

Options outstanding at December 31, 2009	70,307	$4.60

Exercised	(44,484)	4.29
Lapsed and forfeited	(2,073)	16.10

Options outstanding at December 31, 2010	23,750	$4.16	2.83	$0.4

Options vested at December 31, 2010	23,750	$4.16	2.83	$0.4

Options exercisable at December 31, 2010	23,750	$4.16	2.83	$0.4

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010

2006 Plan	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Options outstanding at December 31, 2007	2,937,464	$1.80
Granted	255,324	2.40
Exercised	(236,186)	3.47
Lapsed and forfeited	(643,192)	2.19

Options outstanding at December 31, 2008	2,313,410	$1.59

Granted	926,000	6.93
Exercised	(462,584)	0.86
Lapsed and forfeited	(316,785)	2.80

Options outstanding at December 31, 2009	2,460,041	$3.58

Granted	699,238	13.28
Exercised	(625,887)	3.02
Lapsed and forfeited	(64,508)	3.87

Options outstanding at December 31, 2010	2,468,884	$6.46	6.66	$32.8

Options vested and expected to vest at December 31, 2010	2,402,119	$6.38	6.62	$32.1

Options exercisable at December 31, 2010	750,184	$2.77	4.38	$12.7

2006 Plan	Restricted Stock	Weighted Average Fair Value
Unvested at December 31, 2007	521,500	$5.36
Granted	1,119,739	5.88
Vested	(159,016)	5.27
Lapsed and forfeited	(220,673)	4.44

Unvested at December 31, 2008	1,261,550	$5.93

Granted	202,750	6.91
Vested	(85,575)	6.67
Lapsed and forfeited	(136,266)	6.19

Unvested at December 31, 2009	1,242,459	$6.49

Granted	252,233	9.96
Vested	(502,797)	5.93
Lapsed and forfeited	(52,292)	7.11

Unvested at December 31, 2010	939,603	$7.12

Available for future grant	9,110,906

During 2010, 2009 and 2008, options covering a total of 0.7 million, 0.9 million and 0.3 million shares, respectively, of Common Stock were granted under the iGATE Plans. Options generally expire ten years from the date of the original grant or earlier if an option holder ceases to be employed by or associated with the Company for any reason.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010

During 2010, 2009 and 2008, the Company granted 0.3 million, 0.2 million and 1.1 million shares of restricted stock, respectively. Restricted stock grants generally vest over a four year period. These shares are voting but are subject to forfeiture if a holder ceases to be employed by or associated with the Company for any reason. The Company granted shares of restricted common stock that allow statutory tax withholding obligations incurred upon vesting of those shares to be satisfied by forfeiting a portion of those shares to the Company. The Company withheld and cancelled 78,630 vested shares of restricted common stock during the year ended December 31, 2010.

On March 30, 2010, the Compensation Committee (“Committee”) approved a grant of 108,822 restricted stock to the Chief Executive Officer covering the performance period from January 1, 2010 through December 31, 2012. For this grant, the Committee approved a performance/payout scale that provides for payouts ranging from 25% of target for a ranking of 7 in 3-year EPS growth through 200% of target for a #1 ranking in 3-year EPS growth. No payout is made if the Company ranks from 8-12 among its peers in relative 3-year EPS growth. The stock based compensation expense recorded relating to this grant amounted to $0.5 million for the year ended December 31, 2010. The Committee also approved on March 30, 2010 a separate “phase-in” grant of 72,911 performance shares to the Chief Executive Officer covering the period of January 1, 2010 through December 31, 2010. The stock based compensation expense recorded relating to this grant amounted to $1.4 million for the year ended December 31, 2010.

The total intrinsic value of options exercised during 2010, 2009 and 2008 was $8.2 million, $4.7 million and $2.1 million, respectively. The fair value of stock options vested during 2010, 2009 and 2008 was $6.7 million, $5.2 million and $4.8 million, respectively. The income tax (expense) benefit classified as a financing cash inflow for 2010, 2009 and 2008 was $0.3 million, $(0.1) million and $0.1 million, respectively.

As of December 31, 2010, approximately $10.2 million of unrecognized compensation cost is expected to be recognized for the unvested shares. This expense is expected to be recognized over a weighted-average period of 1.9 years.

iGATE Stock Options Outstanding at December 31, 2010:

1996 Plan

Options Outstanding				Options Exercisable
Range of Exercise Price	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
$3.78 - $3.78	18,750	2.83	$3.78	18,750	$3.78
$5.58 - $5.58	5,000	2.83	$5.58	5,000	$5.58

$3.78 - $5.58	23,750	2.83	$4.16	23,750	$4.16

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010

2006 Plan

Options Outstanding				Options Exercisable
Range of Exercise Price	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
$0.01 - $0.01	51,339	2.96	$0.01	28,979	$0.01
$0.08 - $0.08	730,977	2.64	$0.08	390,118	$0.08
$2.11 - $6.55	217,322	6.56	$5.36	187,692	$5.29
$6.66 - $6.66	361,500	8.50	$6.66	65,500	$6.66
$6.81 - $6.97	281,500	8.55	$6.87	36,250	$6.90
$8.04 - $10.16	311,246	8.33	$9.34	41,645	$8.73
$11.67 - $11.67	295,000	9.28	$11.67	—	$—
$16.17 - $16.17	100,000	9.53	$16.17	—	$—
$18.37 - $18.37	20,000	9.78	$18.37	—	$—
$20.61 - $20.61	100,000	9.84	$20.61	—	$—

$0.01 - $20.61	2,468,884	6.66	$6.46	750,184	$2.77

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

iGATE Global Solutions Stock Option Plan 1	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Options outstanding at December 31, 2007	151,021	$3.37
Exercised	(125,250)	2.29
Lapsed and forfeited	(18,071)	4.19

Options outstanding at December 31, 2008	7,700	$5.00
Lapsed and forfeited	(2,500)	5.53

Options outstanding at December 31, 2009	5,200	$5.31
Lapsed and forfeited	(1,000)	7.42

Options outstanding at December 31, 2010	4,200	$4.81	4.6	$—

Options vested and expected to vest at December 31, 2010	2,458	$4.11	3.3	$—

Options exercisable at December 31, 2010	2,458	$4.11	3.3	$—

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010

iGATE Global Solutions Stock Option Plan 2	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Options outstanding at December 31, 2007	23,205	$4.22
Exercised	(17,955)	2.91
Lapsed and forfeited	(5,250)	$4.75

Options outstanding at December 31, 2008	—	—

iGS also maintains an employee restricted stock unit plan herein referred to as “RSU Plan”. The RSU Plan is administered by the Compensation Committee appointed by the Board of Directors of iGS. The RSU Plan is a separate plan set up in partial modification of the above iGS Plans and provides for the issuance of a maximum of 3.0 million shares of iGS common stock. These restricted stock units are granted at a $0.09 strike price. Restricted stock unit grants for the RSU Plan generally vest over a four year period and expire ten years from the date of grant or earlier if a holder ceases to be employed by or associated with iGS for any reason.

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

iGATE Global Solutions Restricted Stock Unit Plan	Restricted Stock Units	Weighted Average Fair Value
Unvested at December 31, 2007	18,559	$5.42
Exercised	(2,502)	0.08
iGS/iGATE Exchange	(1,987)	0.08
Lapsed and forfeited	(12,233)	0.08

Unvested at December 31, 2008	1,837	$8.19

Unvested at December 31, 2009	1,837	$8.19
Lapsed and forfeited	(150)	0.09

Unvested at December 31, 2010	1,687	$9.17

Total available stock options and/or restricted units to be granted for all of the iGS Plans combined cannot exceed 7.5 million shares.

The total intrinsic value of options exercised under the iGS Plans during 2010, 2009 and 2008 was $nil million, $nil million and $0.1 million, respectively.

As of December 31, 2010, no additional compensation cost is expected to be recognized for the unvested shares.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010

iGATE Global Solutions Stock Options Outstanding at December 31, 2010 Plan 1:

Options Outstanding				Options Exercisable
Range of Exercise Price	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
$ 0.00–$ 9.17	4,200	4.6 years	$4.813	2,458	$4.11

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

The weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

Year Ended December 31, 2010	iGATE	iGS
Weighted average fair values of options granted during 2010	$6.610	$—
Risk-free interest rate	2.17%	—
Expected dividend yield	1.0%	—
Expected life of options	4.56 years	—
Expected volatility rate	71.88%	—

Year Ended December 31, 2009	iGATE	iGS
Weighted average fair values of options granted during 2009	$3.386	$—
Risk-free interest rate	2.46%	—
Expected dividend yield	3.2%	—
Expected life of options	4.56 years	—
Expected volatility rate	73.38%	—

Year Ended December 31, 2008	iGATE	iGS
Weighted average fair values of options granted during 2008	$8.67	$—
Risk-free interest rate	3.05%	—
Expected dividend yield	0.0%	—
Expected life of options	4.38 years	—
Expected volatility rate	56.6%	—

15. Earnings per share

The Company computes earnings per share in accordance with FASB ASC Topic 260, “ Earnings per Share”. Basic earnings per share for the two classes of stock (common stock and unvested restricted stock) is

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010

calculated by dividing net income by the weighted average number of shares of common stock and unvested restricted stock outstanding. Diluted earnings per share is computed using the weighted average number of common stock and unvested restricted stock plus the potentially dilutive effect of common stock equivalents.

Earnings per share for the common stock and unvested restricted stock under the two class method are presented below (dollars and share data in thousands):

	Year ended December 31,
PARTICULARS	2010	2009	2008
Net Income
Net Income from Continuing operations	$51,755	$28,575	$29,299
Net Income from Discontinued operations	—	—	1,605

	$51,755	$28,575	$30,904
Less: Dividends paid on
Common Stock	$14,509	$5,894	$—
Unvested restricted stock	103	66	—

Undistributed Income attributable to iGATE	$37,143	$22,615	$30,904

Basic and Diluted allocation of Undistributed Income
Common stock	$36,878	$22,373	$30,505
Unvested restricted stock	265	242	399

Total undistributed income attributable to iGATE	$37,143	$22,615	$30,904

Weighted average shares outstanding :
Common stock	55,656	54,525	53,903
Unvested restricted stock	399	589	705

	56,055	55,114	54,608

Weighted average common stock outstanding	55,656	54,525	53,903
Dilutive effect of stock options and restricted shares outstanding	1,738	1,426	1,548

Dilutive weighted average shares outstanding	57,394	55,951	55,451

Distributed earnings per share:
Common stock	$0.26	$0.11	$—
Unvested restricted stock	$0.26	$0.11	$—
Undistributed income per share:
Common stock	$0.66	$0.41	$0.57
Unvested restricted stock	$0.66	$0.41	$0.57
Net earnings per share—basic
Common stock	$0.92	$0.52	$0.57
Unvested restricted stock	$0.92	$0.52	$0.57
Net earnings per common share—diluted	$0.90	$0.51	$0.56
Basic earnings per share from Continuing operations
Common Stock	$0.92	$0.52	$0.54
Unvested restricted stock	$0.92	$0.52	$0.54
Basic earnings per share from Discontinued operations
Common Stock	$—	$—	$0.03
Unvested restricted stock	$—	$—	$0.03
Dilutive earnings per share from Continuing operations	$0.90	$0.51	$0.53
Dilutive earnings per share from Discontinued operations	$—	$—	$0.03

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010

The number of outstanding options to purchase common shares for which the option exercise prices exceeded the average market price of the common shares aggregated 0.6 million, 0.5 million and 0.6 million shares for the years ended December 31, 2010, 2009 and 2008, respectively. These options were excluded from the computation of diluted earnings per share under the treasury stock method.

16. Cost of revenues

Cost of revenue (exclusive of depreciation and amortization) consists of the following (in thousands):

	Year ended December 31,
	2010	2009	2008
Personnel expenses	$132,326	$97,867	$106,769
Operational expenses	35,580	19,826	29,672

	$167,906	$117,693	$136,441

Personnel expenses include salaries and benefits and operational expenses include travel, training, communication etc.

17. Selling, general and administrative expenses

Selling, general and administrative expenses consist of the following (in thousands):

	Year ended December 31,
	2010	2009	2008
Personnel expenses	$25,387	$17,265	$24,656
Operational expenses	25,282	18,168	20,671

	$50,669	$35,433	$45,327

18. Other income (expense), net

Components of other income (expense), net recorded in continuing operations are as follows (in thousands):

	Year ended December 31,
	2010	2009	2008
Foreign exchange loss, net	$(377)	$(7,508)	$(936)
Gain on sale of fixed assets	1,370	—	—
Investment income	3,224	3,422	2,659
Interest expense	(108)	(69)	(91)
Gain on sale of investment in affiliate	568	—	—
Other	9	924	603
Amount forfeited by counterparty on termination of land sale agreement	—	—	426

	$4,686	$(3,231)	$2,661

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010

19. Income taxes

The components of income (loss) from continuing operations before income taxes, as shown in the accompanying consolidated statements of income, consists of the following (in thousands):

	Year ended December 31,
	2010	2009	2008
Income (loss) before income taxes:
Domestic	$2,795	$(1,032)	$2,335
Foreign	54,899	30,192	28,010

Income from continuing operations before income taxes	$57,694	$29,160	$30,345

The provision (benefit) for income taxes from continuing operations consists of the following (in thousands):

	Year ended December 31,
	2010	2009	2008
Current provision
Federal	$3,239	$25	$(1,366)
State	918	174	(85)
Foreign	8,473	5,432	4,101

Total current provision	12,630	5,631	2,650

Deferred (benefit) provision:
Federal	—	(12)	777
State	—	(2)	116
Foreign	(6,691)	(5,032)	(2,868)

Total deferred (benefit)	(6,691)	(5,046)	(1,975)

Total provision for income taxes	$5,939	$585	$675

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes from continuing operations is as follows (in thousands):

	December 31, 2010		December 31, 2009		December 31, 2008
Income taxes computed at the federal statutory rate	$20,193	35.0%	$9,914	34.0%	$10,621	35.0%
State income taxes, net of federal tax benefit	714	1.2	114	0.4	75	0.2
Benefit for untaxed foreign income, subject to tax holiday	(17,078)	(29.6)	(9,755)	(33.5)	(7,204)	(23.7)
Foreign taxes at other than U.S. statutory rate	(383)	(0.7)	(111)	(0.4)	(1,366)	(4.5)
Nondeductible expenses	—	—	—	—	967	3.2
Acquisition expenses	691	1.2	—	—	—	—
Unbenefited tax losses	540	0.9	351	1.2	(2,335)	(7.7)
Other—net	433	0.8	143	0.5	(107)	(0.4)
Change in valuation allowance	829	1.5	(71)	(0.2)	24	0.1

	$5,939	10.3%	$585	2.0%	$675	2.2%

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010

Under the Indian Income Tax Act, 1961, the Company’s Indian subsidiary is eligible to claim a tax holiday for 10 consecutive assessment years on profits derived from the export of software services from divisions registered under the Software Technology Parks at Bangalore and Noida. For the years ended December 31, 2010, 2009 and 2008, the tax holiday resulted in income tax benefits of $13.0 million, $8.1 million and $7.2 million, respectively, when calculated at the statutory US rate. The majority of the remaining benefits will extend through March 2011. Non-operating income, such as interest income and capital gains income along with operating income to the extent of expiry of tax holiday is not included in the tax holiday, and has been considered as part of our income tax provision.

In 2009, iGS set up units in Chennai and Hyderabad Special Economic Zone (“SEZ”). Under the Indian Income Tax Act, 1961, iGS is eligible to claim income tax holiday of 100% for the initial five consecutive assessment years followed by 50% for the subsequent ten consecutive assessment years on the profits derived from the export of software services from the divisions registered under the SEZ. For the years ended December 31, 2010 and 2009, the tax holiday benefits were $4.1 million and $1.7 million, respectively, when calculated at the statutory US rate.

The basic earnings per share effect of the tax holiday is $0.30, $0.18 and $0.13, respectively, for the years ended December 31, 2010, 2009 and 2008. The diluted earnings per share effect of the tax holiday is $0.30, $0.17 and $0.13, respectively, for the years ended December 31, 2010, 2009 and 2008.

The Company’s Indian subsidiary has net operating loss carry forwards amounting to approximately $15.4 million and $15.3 million, respectively, as of December 31, 2010 and 2009, respectively, which are under litigation with the India Tax authorities and hence benefits amounting to approximately $5.2 million and $5.2 million, respectively were not recognized for the years ended December 31, 2010 and 2009.

The US branch of the Company’s Indian subsidiary has approximately $7.6 million of net operating losses (“NOL”) available to offset future federal and state taxable income. These losses are due to expire between the years of 2025 and 2030.

The Company conducts its business globally, and, as a result, the Company and some of its subsidiaries file income tax returns in India, the U.S., and various foreign jurisdictions. The tax years ended March 31, 2008 to March 31, 2010 remain open to examination by the Indian tax authorities. The Company is no longer subject to U.S. federal tax examinations by tax authorities for years before 2007 with regard to the Company’s US branch and with regard to the Company’s US entities.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010

The components of the deferred tax assets and liabilities were as follows:

	December 31,
	2010	2009
	(Dollars in Thousands)
Deferred tax assets:
Allowance for doubtful accounts and employee advances	$308	$478
Accrued health benefits	15	—
Accrued vacation and bonuses	2,202	1,613
Depreciation	1,913	2,100
Stock based compensation	1,268	702
Foreign currency translation adjustments	793	787
Lease equalization charges	224	33
Capital losses carried forward	7,897	11,055
Deferred compensation	5,691	5,706
Net operating loss carryovers	3,266	1,794
Minimum Alternate tax	14,188	7,628
Other	7	19
Valuation allowance	(21,339)	(22,195)

Total deferred tax assets	16,433	9,720

Deferred tax liabilities
Amortization of acquired intangibles	(857)	(1,201)
Prepaid expenses	(37)	(14)

Total deferred tax liabilities	(894)	(1,215)

Net deferred tax asset	$15,539	$8,505
Less: Net current deferred tax asset	5,422	31

Net long-term deferred tax asset	$10,117	$8,474

The Company has established a partial valuation allowance against its deferred tax assets, due to uncertainty regarding their future realization. In assessing the realizability of its deferred tax assets, management considers the projected future taxable income and tax planning strategies. As a result, the Company has created a valuation allowance for deferred tax assets at entities or units that have been unprofitable and where it believes that such assets may not be utilized in the near term.

The Company has not provided for U.S. deferred income taxes or foreign withholding tax on basis differences in its non-U.S. subsidiaries of $47.4 million that result primarily from undistributed earnings the Company intends to reinvest indefinitely. Determination of the deferred income tax liability on these basis differences is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010

The change in the total valuation allowance for deferred tax assets as of December 31, 2010, 2009 and 2008 is as follows (in thousands):

	As of December 31,
	2010	2009	2008
Opening valuation allowance	$22,195	$24,301	$24,277
Reduction during the year	(3,139)	(2,972)	(679)
Addition during the year	2,283	866	703

Closing valuation allowance	$21,339	$22,195	$24,301

20. Segment information

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

On July 31, 2008, the Company sold iCRI. Additionally, pursuant to enterprise reorganization, the Company assigned the resources, including employees, relating to the corporate shared service division in the iSS segment to the iGS segment of its business. Also, as more fully explained in Note 2 of the Consolidated Financial Statements, effective September 30, 2008, the Company spun off the iPS segment of its business into a newly formed company known as Mastech Holdings, Inc.

As a consequence of the above mentioned events, currently the business of the Company is comprised solely of the iGS segment.

The Company’s Chief Executive Officer who is the chief decision making officer reviews the operations of the Company on a consolidated basis. As a result of this, the Company is operating as a single reportable segment.

Revenues based on the location of the customer and fixed assets by geographic area consisted of the following:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Revenues:
United States.	$139,571	$101,979	$122,573
Canada	97,061	50,955	40,591
Europe	25,325	25,489	31,441
Asia, principally India	18,640	14,676	24,193

Total revenues	$280,597	$193,099	$218,798

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010

	2010	2009
	(Dollars in thousands)
Fixed assets:
United States.	$1,198	$1,457
Canada	154	199
Europe	8	25
Asia, principally India	51,590	41,001

Total fixed assets	$52,950	$42,682

The following is a concentration of revenues greater than 10% for the periods shown:

Particulars	2010	2009	2008
Royal Bank of Canada (“RBC”)	34.9%	26.8%	18.4%
General Electric Company (“GE”)	18.9%	23.0%	25.0%

The Company accounts for multiple contracts (statement of works) with RBC and GE as separate arrangements. The receivables from these customers comprised 45% and 57% of net billed and unbilled receivables as of December 31, 2010 and 2009, respectively.

21. Related party transactions

The Company has advanced employees $1.5 million and $1.4 million at December 31, 2010 and 2009, respectively. These advances do not exceed $4,500 per employee and are typically deducted from the employee’s salary over a six-month period or until paid in full.

At December 31, 2010, Sunil Wadhwani directly owned 10,106,551 common shares of the Company and indirectly owned 2,395,124 common shares of the Company through two family trusts and one family foundation.

At December 31, 2010, Ashok Trivedi directly owned 10,714,082 common shares of the Company and indirectly owned 1,787,593 common shares of the Company through one family trust.

Messrs. Wadhwani and Trivedi have leased out to iGS four apartments owned jointly and individually by them in Chennai, India, which were used as guesthouses by iGS. The total rent amount paid was approximately $1,700 (approximately $850 each is paid to Mr. Wadhwani and Mr. Trivedi). The lease was terminated in April 2010.

Sunil Wadhwani and Ashok Trivedi own approximately 44.4% of our outstanding common stock and also own approximately 55.3% in Mastech Holdings, Inc. The transactions with Mastech Holdings, Inc., for the period from October 1, 2008 to December 31, 2010 are as follows (in thousands):

Particulars	2010	2009	2008
Outsourcing services rendered to Mastech Holdings Inc	$835	$770	$392
Reimbursable expenses incurred on behalf of Mastech Holdings Inc	$—	$318	$922

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010

The balances receivable from and payable to related parties are summarized as follows (in thousands):

Particulars	As of December, 31
	2010	2009
Due from Mastech Holdings Inc.
Accounts receivable, net of allowance	$140	$87

	$140	$87

22. Commitments and contingencies

Bank guarantees

As of December 31, 2010 and 2009, guarantees and letter of credit provided by banks on behalf of iGS to customs authorities and vendors for capital procurements aggregated to $0.8 million and $0.6 million, respectively. These guarantees and letters of credit have a remaining expiry term of approximately one to two years.

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

The Company has entered into a service agreement with a customer that provides a customer the option, exercisable at any time by providing 60 days’ notice to the Company to acquire an equity stake of up to 7% of the outstanding voting shares at fair market value. The fair market value is the volume weighted average trading price of the Company’s shares on the NASDAQ National Market for five consecutive trading days immediately before the date on which the customer delivers its notice under the option. The option does not restrict the customer in any way from buying the Company shares in the open market. The service agreement also requires the Company to register the shares upon exercise of option by the customer and there are no events or circumstances that would require the Company to transfer consideration under the agreement.

Contingencies

Income taxes

As of December 31, 2010, iGS has open tax demands amounting to $0.6 million including interest of $0.09 million issued by the Income tax department pertaining to the assessment year 2004-05 and 2006-07 disallowing the tax benefits under section 10A of the Indian Income Tax Act, 1961. iGS has appealed with the Commissioner of Income Tax (Appeals), (“CIT Appeals”) and Income tax Appellate Tribunal (“ITAT”). Pending the disposal of the appeals, the demand to the extent of $0.5 million has been paid by the Company and recorded as advance payment of income taxes. Based on management’s assessment of the tax demands received by iGS and on advise of its counsel, the Company believes that it is not probable that a loss will result from the tax demands.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010

iGS has received a draft assessment order amounting to $2.5 million including interest of $0.7 million issued by the Income tax department pertaining to the assessment year 2007-08 disallowing tax benefits under section 10A of the Indian Income Tax Act, 1961, transfer pricing adjustment for the interest on loans to its subsidiary. iGS has filed a rectification request. iGS is also in the process of filing a stay application for payment of demand and will also file an appeal with the CIT(Appeals). Based on management’s assessment of the tax demands received by iGS and on advise of its counsel, the Company believes that it is not probable that a loss will result from the tax demands.

As of December 31, 2010, CIT (Appeals) and ITAT allowed the tax benefits claimed under section 10A of the Indian Income Tax Act, 1961, made by iGS amounting to $1.17 million pertaining to the demand issued by the Income tax department for the assessment years 2001-02, 2002-03 and 2003-04. The tax department has appealed this matter to the High Court.

23. Fair Value Measurements

FASB ASC Topic 820“Fair Value Measurements” establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1—	Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2—	Includes other inputs that are directly or indirectly observable in the marketplace.

Level 3—	Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

In accordance with ASC 820, assets and liabilities are to be measured based on the following valuation techniques:

Market approach—Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

Income approach—Converting the future amounts based on the market expectations to its present value using the discounting methodology.

Cost approach—Replacement cost method.

The Company uses the market approach for measuring the fair value of the assets and liabilities. Cash equivalents, short term investments comprising of money market mutual funds and foreign currency derivative contracts at fair value. The cash equivalents and money market mutual funds are valued using quoted market prices and classified within Level 1. The foreign currency derivative contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments in active markets.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010

Assets and liabilities measured at fair value are summarized below:

	December 31, 2010	Fair value measurement at reporting date using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Assets
Short term investments:
Money market mutual funds	$70,796	$70,796	$—	$—
Non convertible debentures	1,119	—	1,119	—
Foreign exchange derivative contracts	1,049	—	1,049	—

Total current assets	$72,964	$70,796	$2,168	$—

Other investments:
Non convertible debentures	$2,237	$—	$2,237	$—

Total assets	$2,237	$—	$2,237	$—

Liabilities
Foreign exchange derivative contracts	$255	$—	$255	$—

Total liabilites	$255	$—	$255	$—

	December 31, 2009	Fair value measurement at reporting date using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Assets
Short term investments:
Money market mutual funds	$67,192	$67,192	$—	$—
Foreign currency derivative contracts	466	—	466	—

Total assets	$67,658	$67,192	$466	$—

Liabilities
Other current liabilities:
Foreign currency derivative contracts	$1,563	$—	$1,563	$—

Total liabilities	$1,563	$—	$1,563	$—

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010

24. Quarterly Financial Information (Unaudited)

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

	Three Months Ended
	March 31	June 30	September 30	December 31
(in thousands)	2010	2010	2010	2010
2010
Revenues	$57,890	$66,849	$74,845	$81,013
Gross Margin	23,212	25,459	29,467	34,553
Income from Operations	10,985	11,490	15,160	15,373
Income from Continuing Operations before Income Tax	11,817	12,466	16,121	17,290

Net Income attributable to iGATE	$11,614	$11,154	$14,265	$14,722

Net earnings per common share, basic	$0.21	$0.20	$0.25	$0.26

Net earnings per common share, diluted	$0.20	$0.20	$0.25	$0.25

2009
Revenues	$44,809	$46,831	$49,055	$52,404
Gross Margin	16,090	17,888	20,158	21,270
Income from Operations	5,601	7,169	9,124	10,497
Income from Continuing Operations before Income Tax	4,848	6,182	9,162	8,968

Net Income attributable to iGATE	$5,001	$6,056	$8,884	$8,634

Net earnings per common share, basic	$0.09	$0.11	$0.16	$0.16

Net earnings per common share, diluted	$0.09	$0.11	$0.16	$0.15

25. Subsequent Events

On January 10, 2011, the Company announced that Pan-Asia iGATE Solutions, a company incorporated under the laws of Mauritius and a wholly-owned subsidiary of the Company (“iGATE Mauritius”), and iGATE Global Solutions Limited (“iGS”), a company incorporated under the laws of India and a wholly-owned indirect subsidiary of the Company (“iGATE India” and, together with iGATE Mauritius, the “Purchasers”) have entered into certain definitive agreements in connection with the acquisition (the “Acquisition”) of a majority equity interest in Patni Computer Systems Limited (“Patni”).

The Patni Acquisition involves acquiring 60.1 million shares or 43.6% of the share capital from the promoters on a fully diluted basis and 22.9 million shares (inclusive of the American Depositary Shares of 20.2 million shares) or 16.6% of the share capital from General Atlantic Mauritius Limited on a fully diluted basis. In accordance with the requirements of Securities and Exchange Board of India (Substantial Acquisition of Shares and Takeover) Regulations, 1997, as amended, and a tender offer pursuant to the U.S. Securities Exchange Act of 1934, as amended, and the rules and regulations of the U.S. Securities and Exchange Commission, the Purchasers will also make a mandatory open public offer to the other shareholders of Patni to purchase up to 20% of the fully diluted share capital.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010

The Patni Acquisition is valued at approximately $1.22 billion, assuming the mandatory open offer to the public shareholders of Patni is fully subscribed. The Patni Acquisition is expected to be completed in the first half of 2011. The Patni Acquisition is subject to several conditions, including receipt of required regulatory approvals (or termination of applicable waiting periods), and the completion of the open offer for the purchase of shares of the public shareholders of Patni,

On January 10, 2011, the Company also entered into a securities purchase agreement with Viscaria Limited (a company backed by funds advised by Apax Partners LLP and Apax Partners, L.P.), to raise equity financing for the Patni Acquisition. Under the securities purchase agreement, the Company agreed to sell to Viscaria Limited, in a private placement, up to 480,000 shares of newly designated 8.00% Series B Convertible Participating Preferred Stock, no par value per share (the “Series B Preferred Stock”), for an aggregate purchase price of up to $480 million. Viscaria Limited agreed to purchase the shares of Series B Preferred Stock at two separate closings: (i) $210 million of Series B Preferred Stock at the first closing (which occurred on February 1, 2011), and (ii) an additional $60 million of Series B Preferred Stock at a second closing (which will occur in April 2011 in connection with the closing of the Patni Acquisition). In addition, the Company has the option to sell up to an additional $210 million of Series B Preferred Stock to Viscaria Limited at the second closing to fund the Patni Acquisition.

In connection with this acquisition, on January 10, 2011, the Company also executed the debt commitment letter with Jefferies Finance LLC and Royal Bank of Canada for raising a revolving credit of $50 million and either up to $700 million in aggregate principal amount of senior unsecured notes as defined in Rule 144A in private placement or if the notes are not issued on/or prior to the consummation of acquisition, to provide up to $700 million of senior unsecured increasing rate loans under a credit facility.

In connection with the payment to the shareholders of Patni, iGS and iGATE Mauritius has also set up an escrow account with Standard Chartered Bank in India and deposited $94 million and $206 million, respectively, as of February 7, 2011.

Post announcement of the acquisition, the Company has obtained clearance on January 24, 2011 under Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended and also obtained clearance on January 28, 2011 from Irish Competition Authority. The Company has also applied for regulatory clearances from Austrian Federal Competitive Authority, Brazilian Cade, SEAE and SDE and Securities Exchange Board of India (filed letter of offer on January 25, 2011).

In January 2011, in connection with the investments in Patni, iGATE Mauritius has entered into derivative deals with Standard Chartered Bank (“SCB”) and The Hongkong and Shanghai Banking Corporation Limited (“HSBC”). iGATE Mauritius has entered into flexible non-deliverable forward contracts USD/INR with SCB and HSBC for notional amounts totaling $760 million to sell USD and buy INR at the strike rate, with various settlement dates between February 7, 2011 to May 20, 2011 (both the days inclusive).

The Company has evaluated subsequent events through the date of filing the financial statements and no events, other than what has been disclosed above, has occurred from the balance sheet date through that date that would impact the Consolidated Financial Statements.

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

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making its assessment of internal control over financial reporting, management used the criteria described in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based upon this assessment, management has concluded and hereby reports that the Company’s internal control over financial reporting was effective as of December 31, 2010. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Company’s independent registered public accounting firm, Ernst & Young, has issued its report on the effectiveness of the Company’s internal control over financial reporting.

Attestation Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of iGATE Corporation

We have audited iGATE Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). iGATE Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, iGATE Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2010 consolidated financial statements of iGATE Corporation and subsidiaries and our report dated February 17, 2011 expressed an unqualified opinion thereon.

/s/    Ernst & Young

New Delhi, India

February 17, 2011

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item, not set forth below, is incorporated herein by reference from the Company’s definitive proxy statement relating to the 2011 Annual Meeting of Shareholders scheduled, which will be filed with the SEC within 120 days after the close of the Company’s fiscal year ended December 31, 2010 (the “Proxy Statement”).

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

The following table provides information as of December 31, 2010 regarding compensation plans and arrangements under which equity securities of iGATE are authorized for issuance.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
	(in thousands except for price)
Equity compensation plans approved by security holders	3,432	$4.68	9,111

Total	3,432	$4.68	9,111

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

(a) l. Financial Statements

The following Consolidated Financial Statements of the registrant and its subsidiaries are included on pages 47 to 51 and the report of Independent Registered Public Accounting Firm is included on page 46 in this Form 10-K.

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets—December 31, 2010 and 2009.

Consolidated Statements of Income—Years ended December 31, 2010, 2009 and 2008.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)—Years ended December 31, 2010, 2009 and 2008.

Consolidated Statements of Cash Flows—Years ended December 31, 2010, 2009 and 2008.

Notes to Consolidated Financial Statements

All other schedules are omitted because they are not required, are not applicable, or the required information is shown in the Consolidated Financial Statements or notes thereto.

2. Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index, which is incorporated herein by reference.

Exhibit	Index Description of Exhibit

2.1	Share Purchase Agreement, dated as of January 10, 2011, by and amongst Pan-Asia iGATE Solutions, iGATE Global Solutions Limited and the sellers party thereto is incorporated by reference to Exhibit 2.1 to iGATE’s Form 8-K, filed on January 12, 2011.

2.2	Share Purchase Agreement, dated as of January 10, 2011, by and amongst Pan-Asia iGATE Solutions and General Atlantic Mauritius Limited is incorporated by reference to Exhibit 2.2 to iGATE’s Form 8-K, filed on January 12, 2011.

2.3	Securities Purchase Agreement, dated as of January 10, 2011, by and amongst Pan-Asia iGATE Solutions and General Atlantic Mauritius Limited is incorporated by reference to Exhibit 2.3 to iGATE’s Form 8-K, filed on January 12, 2011.

2.4	Separation and Distribution Agreement by and between iGATE Corporation and Mastech Holdings, Inc., dated September 30, 2008 is incorporated by reference to Exhibit 2.1 to iGATE’s Form 8-K, filed on October 1, 2008.

3.1	Second Amended and Restated Articles of Incorporation of the Company are incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q, filed on August 14, 2000.

3.2	Amended and Restated Bylaws of the Company are incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q, filed on August 14, 2000.

3.3	Statement with Respect to Shares—8% Series B Convertible Participating Preferred Stock, no par value per share is incorporated by reference to Exhibit 3.1 to iGATE’s Form 8-K, filed on February 4, 2011.

4.1	Registration Rights Agreement, between iGATE Corporation and the Selling Shareholders named therein, dated as of August 17, 2010 is incorporated by reference to Exhibit 4.2 to iGATE Corporation’s Registration Statement on Form S-3, Commission File No. 333-170042, filed on October 20, 2010.

4.2	Form of certificate representing the Common Stock of the Company is incorporated by reference to Exhibit 4.1 to iGATE Corporation’s Registration Statement on Form S-1, Commission File No. 333-14169, filed on November 19, 1996.

10.1	Performance Guarantee, dated as of January 10, 2011, by iGATE Corporation to the Sellers named therein is incorporated by reference to Exhibit 10.1 to iGATE’s Form 8-K, filed on January 12, 2011.

10.2	Performance Guarantee, dated as of January 10, 2011, by iGATE Corporation to General Atlantic Mauritius Limited is incorporated by reference to Exhibit 10.2 to iGATE’s Form 8-K, filed on January 12, 2011.

10.3	Debt Commitment Letter, dated as of January 10, 2011, by and among iGATE Corporation, Jefferies Finance LLC and Royal Bank of Canada is incorporated by reference to Exhibit 10.3 to iGATE’s Form 8-K, filed on January 12, 2011.

10.4	Securities Purchase Agreement, dated as of January 10, 2011, by and among iGATE Corporation and Viscaria Limited is incorporated by reference to Exhibit 10.1 to iGATE’s Form 8-K, filed on January 12, 2011.

10.5	Equity Commitment Letter, dated as of January 10, 2011, by and among iGATE Corporation, Apax Europe VII-A, L.P., Apax Europe VII-B, L.P., Apax Europe VII-1, L.P., Apax Europe VI-A, L.P., Apax Europe VI-1, L.P. and Apax US VII- L.P. is incorporated by reference to Exhibit 10.2 to iGATE’s Form 8-K, filed on January 12, 2011.

10.6	Amended and Restated Voting and Standstill Agreement, dated as of February 1, 2011, by and among iGATE Corporation, Viscaria Limited and the shareholders party thereto is incorporated by reference to Exhibit 10.2 to iGATE’s Form 8-K, filed on February 4, 2011.

Exhibit	Index Description of Exhibit

10.7	Form of performance share award agreement is incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed on July 28, 2010.*

10.8	Performance Share Award Agreement by and between the company and Phaneesh Murthy dated March 30, 2010 is incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed on July 28, 2010.*

10.9	Performance Share Award Agreement by and between the company and Phaneesh Murthy dated March 30, 2010 is incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q, filed on July 28, 2010.*

10.10	Form of non-qualified stock option agreement is incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed on April 28, 2010.*

10.11	Employment Agreement, dated as of June 6, 2008, by and between the Company and Sunil Wadhwani is filed as Exhibit 10.2 to the Annual Report on Form 10-K for the year ended December 31, 2009.*

10.11(a)	Amendment Agreement, dated April 1, 2009, between the Company and Sunil Wadhwani is filed as Exhibit 10.2(a) to the Annual Report on Form 10-K for the year ended December 31, 2009.*

10.12	Employment Agreement, dated as of June 6, 2008, by and between the Company and Ashok Trivedi is filed as Exhibit 10.1 to the Annual Report on Form 10-K for the year ended December 31, 2009.*

10.12(a)	Amendment Agreement, dated April 1, 2009, between the Company and Ashok Trivedi is filed as Exhibit 10.1(A) to the Annual Report on Form 10-K for the year ended December 31, 2009.*

10.13	iGate Corporation 2006 Stock Incentive Plan is incorporated by reference to Exhibit 10.01 to the Quarterly Report on Form 10-Q, filed on August 9, 2006.*

10.14	Senior Executive and Wholetime Director Employment Agreement between iGATE Global Solutions Limited and Mr. Sujit Sircar dated January 1, 2010 is filed herewith.*

10.15	Senior Executive Employment Agreement dated January 1, 2010 between Phaneesh Murthy and iGATE Technologies Inc. filed herewith.*

10.16	Goods Security Agreement dated May 21, 2008 by and among iGATE Global Solutions Ltd., and Citibank N.A. filed as Exhibit 10.8 to the Quarterly Report on Form 10-Q, filed on August 1, 2008.

10.17	Lease Agreement dated January 16, 1995 by and between iGS and Messrs. Wadhwani and Trivedi for real estate in Bangalore, India is incorporated by reference to Exhibit 10.10 to iGATE Corporation’s Registration Statement on Form S-1, Commission File No. 333-14169, filed on November 19, 1996.

10.18	Lease Agreement dated November 6, 1996 by and between iGS and Messrs. Wadhwani and Trivedi for real estate in Bangalore, India is incorporated by reference to Exhibit 10.11 to iGATE Corporation’s Registration Statement on Form S-1, Commission File No. 333-14169, filed on November 19, 1996.

10.19	Lease Agreement dated January 15, 1998 by and between iGS and Messrs. Wadhwani and Trivedi for real estate in Bangalore, India incorporated by reference to Exhibit 10.12 to Annual Report on Form 10-K for the year ended December 31, 1998.

10.20	Lease Agreement dated March 26, 1997 by and between iGS and Messrs. Wadhwani and Trivedi for real estate in Bangalore, India incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K for the year ended December 31, 1998.

10.21	Lease Agreement dated January 13, 1998 by and between iGS and Messrs. Wadhwani and Trivedi for real estate in Chennai, India incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K for the year ended December 31, 1998.

Exhibit	Index Description of Exhibit

10.22	Lease Agreement dated April 1, 1996 by and between Scott Systems Private Limited and
Messrs. Wadhwani and Trivedi for real estate in Bombay, India is incorporated by reference from Exhibit 10.12 to iGATE Corporation’s Registration Statement on Form S-1, Commission File No. 333-4169, filed on November 19, 1996.

10.23	Lease Agreement dated April 1, 1996 by and between Scott Systems Private Limited and Sunil Wadhwani for real estate in Bombay, India is incorporated by reference to Exhibit 10.13 to iGATE Corporation’s Registration Statement on Form S-1, Commission File No. 333-14169, filed on November 19, 1996.

10.24	Lease Agreement dated April 1, 1996 by and between Scott Systems Private Limited and Ashok Trivedi for real estate in Bombay, India is incorporated by reference to Exhibit 10.14 to iGATE Corporation’s Registration Statement on Form S-1, Commission File No. 333-14169, filed on November 19, 1996.

10.25	Lease Agreement dated April 18, 1998 by and between Scott Systems Private Limited and
Messrs. Wadhwani and Trivedi for real estate in Mumbai, India incorporated by reference to Exhibit 10.18 to Annual Report on Form 10-K for the year ended December 31, 1998.

10.26	Lease Agreement dated April 18, 1998 by and between Scott Systems Private Limited and
Messrs. Wadhwani and Trivedi for real estate in Mumbai, India incorporated by reference to Exhibit 10.19 to Annual Report on Form 10-K for the year ended December 31, 1998.

10.27	Lease Agreement dated October 14, 1998 by and between Park Ridge One Associates and the Company for office space located in Park Ridge Office Center near Pittsburgh, Pennsylvania incorporated by reference to Exhibit 10.25 to Annual Report on Form 10-K for the year ended December 31, 1998.

10.27(a)	First Amendment to Lease Agreement dated October 14, 1998 by and between Park Ridge One Associates and the Company for office space located in Park Ridge Office Center near Pittsburgh filed as Exhibit 10.20(a) to Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 16, 2006.

10.28	Lease Agreement dated June 8, 2000 by and between the Company and Foster Plaza Holding Corporation for office space in Foster Plaza located near Pittsburgh, Pennsylvania is incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 28, 2001.

10.29	Shareholders Agreement by and among the Company, Sunil Wadhwani and Ashok Trivedi and the Joinder Agreement by Grantor Retained Annuity Trusts established by Messrs. Wadhwani and Trivedi are incorporated by reference to Exhibit 10.5 to iGATE Corporation’s Registration Statement on Form S-1, Commission File No. 333-14169, filed on December 16, 1996.

10.30	Tax Sharing Agreement by and between iGATE Corporation and Mastech Holdings, Inc., dated September 30, 2008 incorporated by reference to Exhibit 10.1 to iGATE’s Form 8-K, filed on October 1, 2008.

10.31	Executive Employment Agreement between iGate Global Solutions Limited and Sumit Ganguli, dated October 18, 2003 incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K, for the year ended December 31, 2009.*

10.32	Marketing Manager’s Agreement by and between Quantum Information Resources Limited and Jason Trussell, dated November 2, 1994 incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K, for the year ended December 31, 2009.*

10.33	Investor Rights Agreement, dated as of February 1, 2011, by and among iGATE Corporation and Viscaria Limited is incorporated by Reference to Exhibit 10.1 to iGATE’s Form 8-K, filed on February 4, 2011.

Exhibit	Index Description of Exhibit

10.34	Offer Letter executed by Robert W. Massie on December 31, 2010 is filed herewith.*

10.35	Senior Executive and Wholetime Director Employment Agreement between iGATE Global Solutions Limited and Sean Narayanan dated January 1, 2010 is filed herewith.*

10.36	Amendment Agreement, effective January 1, 2010, by and between iGATE Global Solutions Limited and Sean Suresh Narayanan incorporated by reference to Exhibit 10.1 to iGATE’s Form 8-K, filed on February 16, 2011.*

10.37	Amendment Agreement, effective January 1, 2010, by and between iGATE Global Solutions Limited and Sujit Sircar incorporated by reference to Exhibit 10.2 to iGATE’s Form 8-K, filed on February 16, 2011.*

21.0	Subsidiaries of the Registrant is filed herewith.

23.1	Consent of Ernst & Young, Independent Registered Public Accounting Firm is filed herewith.

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer is filed herewith.

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer is filed herewith.

32.01	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer is filed herewith.

32.02	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer is filed herewith.

*	Management compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 17th day of February, 2011.

iGATE CORPORATION

February 17, 2011	/s/ PHANEESH MURTHY
Phaneesh Murthy
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

iGATE CORPORATION

February 17, 2011	/s/ PHANEESH MURTHY Phaneesh Murthy President, Chief Executive Officer and Director

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

iGATE CORPORATION

/s/ MARTIN G. MCGUINN Martin G. McGuinn Director

/s/ JOSEPH J. MURIN Joseph J. Murin Director

/s/ ROY DUNBAR Roy Dunbar Director

/s/ SALIM NATHOO Salim Nathoo Director