Form 10-Q
period 2011-03-31
IGATE CORP
filed 2011-05-06
CIK 1024732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of April 30, 2011 was 56,452,026.

iGATE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2011

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

iGATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues	$75,798	$57,890
Cost of revenues (exclusive of depreciation and amortization)	44,795	34,678

Gross margin	31,003	23,212
Selling, general and administrative	21,747	10,005
Depreciation and amortization	2,307	2,222

Income from operations	6,949	10,985
Interest expense	(89)	(19)
Foreign exchange gain/(loss), net	18,845	(1,321)
Other income	1,097	2,172

Income before income taxes	26,802	11,817
Income tax expense	8,863	203

Net income	17,939	11,614
Accretion to preferred stock	15	—
Preferred dividend	2,723	—

Net income attributable to iGATE common shareholders	$15,201	$11,614

Distributed earnings per share:
Common stock	$—	$0.11
Unvested restricted stock	—	0.11

Basic earnings per share
Common stock	$0.23	$0.21
Unvested restricted stock	0.23	0.21

Diluted earnings per share	$0.22	$0.20

See accompanying notes.

iGATE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	March 31, 2011 (unaudited)	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$343,663	$67,924
Short-term investments	36,592	71,915
Accounts receivable, net	40,854	37,946
Unbilled revenues	20,712	13,893
Prepaid expenses and other current assets	5,022	5,380
Foreign exchange derivative contracts	14,855	794
Deferred tax assets	2,887	5,422
Receivable from Mastech Holdings, Inc.	143	140

Total current assets	464,728	203,414
Deposits and other assets	5,475	5,443
Property and equipment, net	54,819	52,950
Deferred tax assets	14,347	10,117
Intangible assets, net	1,182	1,378
Goodwill	31,819	31,741

Total assets	$572,370	$305,043

LIABILITIES, PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,806	$3,291
Line of credit	30,000	—
Accrued payroll and related costs	18,613	19,709
Other accrued liabilities	36,232	31,354
Accrued income taxes	3,636	715
Deferred revenue	1,005	667

Total current liabilities	93,292	55,736
Other long-term liabilities	1,239	1,251

Total liabilities	94,531	56,987

Commitments and Contingencies (Note 16)
Series B Preferred stock, without par value: 480,000 shares authorized, and 210,000 shares issued and outstanding as of March 31, 2011	212,044	—
Shareholders’ equity:
Preferred shares, without par value: 20,000,000 shares authorized, 1 share held in treasury	—	—
Common shares, par value $0.01 per share:
100,000,000 shares authorized : 57,433,542 and 57,216,747 shares issued as of March 31, 2011 and December 31, 2010, respectively, and 56,443,440 and 56,226,645 shares outstanding as of March 31, 2011 and December 31, 2010, respectively	574	572
Common shares held in treasury, at cost, 990,102 shares	(14,714)	(14,714)
Additional paid-in capital	190,060	188,389
Retained earnings	90,675	75,474
Accumulated other comprehensive loss	(800)	(1,665)

Total shareholders’ equity	265,795	248,056

Total liabilities, preferred stock and shareholders’ equity	$572,370	$305,043

See accompanying notes.

iGATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	Three Months ended March 31,
	2011	2010
Cash Flows From Operating Activities:
Net income	$17,939	$11,614
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,307	2,222
Stock based compensation	1,508	1,199
Write off of software implementation costs	1,196	—
Provision for lease termination	446	—
Realized gain on investments	(976)	(436)
Unrealized gain on fair value hedges	(14,336)	—
(Recovery)/Provision for doubtful debts	(27)	5
Deferred income taxes	(1,637)	(1,493)
Gain on sale of fixed assets	(4)	(1,118)
Gain on sale of investments in affiliate	—	(568)
Deferred rent	6	62
Working capital items:
Accounts receivables and unbilled receivables	(8,882)	(6,240)
Prepaid and other assets	369	605
Accounts payable	(629)	181
Accrued and other liabilities	6,326	(1,792)
Deferred revenue	319	(421)
Restructuring reserve	—	(26)

Net cash flows provided by operating activities	3,925	3,794

Cash Flows From Investing Activities:
Purchase of property and equipment	(4,168)	(1,924)
Proceeds from sale of property and equipment	4	2,829
Purchase of available-for-sale investments	(73,697)	(25,795)
Proceeds from maturities and sale of available-for-sale investments	109,307	14,459
Payments for lease deposits	(7)	(217)
Proceeds from sale of investments in affiliates	—	568

Net cash flows provided by/ (used in) investing activities	31,439	(10,080)

Cash Flows From Financing Activities:
Payments on capital lease obligations	(61)	(46)
Line of credit	29,652	—
Preferred stock, net of issuance costs	209,305	—
Dividends paid	—	(6,076)
Purchase of subsidiary’s stock	(8)	(10)
Net proceeds from exercise of stock options	164	306
Tax benefits related to stock option exercises	—	34

Net cash flows provided by/ (used in) financing activities	239,052	(5,792)

Effect of currency translation	1,323	1,024

Net change in cash and cash equivalents	275,739	(11,054)
Cash and cash equivalents, beginning of period	67,924	29,565

Cash and cash equivalents, end of period	$343,663	$18,511

See accompanying notes

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011 AND 2010

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

The accompanying balance sheet and financial information as of December 31, 2010 is derived from audited financial statements but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2010.

Recent Developments

Acquisition of a Majority Stake in Patni Computer Systems Limited

On January 10, 2011, two of the Company’s wholly-owned subsidiaries, Pan-Asia iGATE Solutions, a company incorporated under the laws of Mauritius (“iGATE Mauritius”), and iGATE Global Solutions Limited, a company incorporated under the laws of India (“iGS” and, together with iGATE Mauritius, the “Purchasers”) entered into certain definitive agreements to acquire a majority stake in Patni Computer Systems Limited (the “Patni Acquisition”).

The Patni Acquisition involves acquiring 60.1 million shares or 45.6% of the outstanding share capital from the promoters of Patni Computer Systems Limited (“Patni”) (43.6% of the outstanding share capital on a fully diluted basis) and 22.9 million shares (inclusive of the American Depositary Shares representing 20.2 million shares) or 17.4% of the outstanding share capital of Patni from General Atlantic Mauritius Limited (16.6% of the outstanding share capital on a fully diluted basis). In accordance with the requirements of the Securities and Exchange Board of India (Substantial Acquisition of Shares and Takeover) Regulations, 1997, as amended, and a tender offer pursuant to the U.S. Securities Exchange Act of 1934, as amended, and the rules and regulations of the U.S. Securities and Exchange Commission, the Purchasers made a mandatory open public offer on April 8, 2011 to the other shareholders of Patni to purchase up to an additional 20.6% of the outstanding shares of Patni (20% of the outstanding share capital on a fully diluted basis). The mandatory open offer closed on April 27, 2011 and was fully subscribed.

The Patni Acquisition is valued at approximately $1.22 billion. The Patni Acquisition is expected to be completed on or about May 12, 2011. The Patni Acquisition is subject to several conditions, including receipt of required regulatory approvals (or termination of applicable waiting periods).

Post announcement of the acquisition, the Company has obtained clearance on January 24, 2011 under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended, and also obtained clearance on January 28, 2011 from the Irish Competition Authority. The Company has also applied for regulatory clearances from the Austrian Federal Competition Authority, Brazilian Cade, SEAE and SDE. The Company received approval from the Securities Exchange Board of India on March 25, 2011.

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

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011 AND 2010

2.	Goodwill and Intangible Assets

The changes in the carrying value of goodwill for the three months ended March 31, 2011 (in thousands):

Amount
Goodwill as of December 31, 2010	$31,741
Foreign currency translation effect	78

Goodwill as of March 31, 2011	$31,819

Intangible assets are comprised of customer relationships. The changes in the carrying value for the three months ended March 31, 2011 (in thousands):

Amount
Intangible assets as of December 31, 2010	$1,378
Foreign currency translation effect	1
Amortization	(197)

Intangible assets as of March 31, 2011	$1,182

Amortization expenses related to identifiable intangible assets were $0.2 million and $0.2 million for the three months ended March 31, 2011 and 2010, respectively. Future estimated annual amortization is as follows (in thousands):

Remainder of 2011	$596
2012	586

$1,182

3.	Series B Preferred Stock

On January 10, 2011, the Company entered into a securities purchase agreement, with Viscaria Limited, a company backed by funds advised by Apax Partners LLP and Apax Partners, L.P., to raise equity financing to pay a portion of the cash consideration for the Patni Acquisition. Under the securities purchase agreement, the Company agreed to sell to Viscaria Limited, in a private placement, up to 480,000 shares of newly designated 8.00% Series B Convertible Participating Preferred Stock, no par value per share (the “Series B Preferred Stock”), for an aggregate purchase price of up to $480 million. On February 1, 2011, the Company issued 210,000 shares of Series B Preferred Stock to Viscaria Limited for a consideration of $210 million.

The salient terms of the Series B Preferred Stock are as follows:

•	accrues cumulative dividends at a rate of 8.00% per annum, which dividends will be added to the liquidation preference of the Series B Preferred Stock and compounded quarterly;

•	is entitled to participate in dividends and other distributions payable on the Company’s common stock on an as-converted basis;

•

provides for a holder option to convert the outstanding principal plus accrued and unpaid dividends into the Company’s common stock at any time and from time to time at an initial conversion price of $20.30 per share (which conversion price is subject to adjustment in certain circumstances);

•

is subject to a Company option to convert the Series B Preferred Stock into common stock of the Company after 18 months from the applicable closing date if, among other things, the volume weighted average price of the Company’s common stock exceeds 205% of the then applicable conversion price for a specified period of time;

•	is redeemable for cash at an amount equal to the outstanding principal plus accrued and unpaid dividends upon the exercise of the holder’s put right at six years from the last occurring closing date;

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011 AND 2010

•

provides that, if the Series B Preferred Stock is not sooner converted, such preferred stock is subject to a mandatory conversion into shares of the Company’s common stock on the date that is six years from the applicable closing date (subject to extension in limited circumstances) unless the holder exercises the put right described in the immediately preceding bullet point; and

•

provides the holder the right to receive, prior to any payment in respect of any junior equity securities, the greater of the outstanding principal plus accrued and unpaid dividends and the as-converted value upon liquidation of the Company or upon certain changes of control.

The Company incurred issuance costs amounting to $0.7 million which have been netted against the proceeds received from the issuance of Series B Preferred Stock. The Series B Preferred Stock is being accreted over a period of six years. The amount accreted during the three months ended March 31, 2011 totaled $0.02 million.

The Company is accruing for cumulative dividends at a rate of 8.00% per annum, compounded quarterly. The amount of such dividend accrued during the three months ended March 31, 2011 was $2.7 million.

4.	Line of credit

On February 21, 2011, the Company entered into an arrangement with a bank for availing an unsecured revolving working credit facility of $70 million at an annual interest rate of LIBOR plus 195 basis points, renewable on an annual basis. In the current quarter, the Company borrowed $30 million of the line of credit at an interest rate of 2.41%.

5.	Income tax

The provision for income taxes consists of provisions for federal, state and foreign income taxes. The Company operates in an international environment with significant operations in various locations outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in various locations and the applicable tax rates. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as India, Canada and the United States.

For the three months ended March 31, 2011, the Company’s effective tax rate is 33.1%.

For the three months ended March 31, 2010, the difference between the Company’s recorded provision arrived at based on an effective tax rate of 1.7% and the provision that would result from applying the U.S. statutory rate of 34.0% is primarily attributable to:

a)	Tax holiday in India that expired in 2011.

b)	Tax benefit on net operating loss.

c)	Losses generated in the U.S. branch operation of the Indian entity.

Under the Indian Income Tax Act, 1961, the Company’s Indian subsidiary is eligible to claim a tax holiday for 10 consecutive assessment years on profits derived from the export of software services from divisions registered under the Software Technology Parks at Bangalore, Chennai, Hyderabad and Noida. For the quarters ended March 31, 2011 and 2010, the tax holiday resulted in income tax benefits of $0.2 million and $2.6 million, respectively, when calculated at the statutory US rate. The tax holiday expired on March 31, 2011.

In 2009, iGS set up units in Chennai and Hyderabad Special Economic Zone (“SEZ”). Under the Indian Income Tax Act, 1961, iGS is eligible to claim income tax holiday of 100% for the initial five consecutive assessment years followed by 50% for the subsequent ten consecutive assessment years on the profits derived from the export of software services from the divisions registered under the SEZ. For the quarters ended March 31, 2011 and 2010, the tax holiday resulted in income tax benefits of $0.1 million and $0.9 million, respectively, when calculated at the statutory US rate.

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011 AND 2010

6.	Earnings Per Share

The Company computes earnings per share in accordance with ASC Topic 260, “Earnings per share” and ASC Topic 260-10-45 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. Basic earnings per share for different classes of stock (common stock, unvested restricted stock and the Series B Preferred Stock) is calculated by dividing net income available to each class by the weighted average number of shares of each class. Diluted earnings per share is computed using the weighted average number of common stock, unvested restricted stock plus the potentially dilutive effect of common stock and Series B Preferred Stock equivalents.

Earnings per share for the common stock, unvested restricted stock and Series B Preferred Stock under the two class method are presented below (dollars and shares in thousands, except per share data):

	Three Months Ended March 31,
	2011	2010
Net income attributable to iGATE common shareholders	$15,201	$11,614
Add: Dividend on Series B Preferred Stock	2,723	—

	17,924	11,614

Less: Dividends paid on
Common stock	$—	$6,076
Unvested restricted stock	—	60
Series B Preferred Stock	2,723	—

Undistributed Income	$15,201	$5,478

Basic and diluted allocation of undistributed income:
Common stock	$12,771	$5,426
Unvested restricted stock	59	52
Series B Preferred Stock	2,371	—

	$15,201	$5,478

Weighted average shares outstanding:
Common stock	56,311	55,234
Unvested restricted stock	262	527

	56,573	55,761

Weighted average common stock outstanding	56,311	55,234
Dilutive effect of stock options outstanding	1,481	1,488

Dilutive weighted average shares outstanding	57,792	56,722

The number of outstanding options to purchase common shares for which the option exercise prices exceeded the average market price of the common shares aggregated 0.7 million and 0.4 million shares for the three months ended March 31, 2011 and 2010, respectively. These options were excluded from the computation of diluted earnings per share under the treasury stock method. The number of shares of outstanding Series B Preferred Stock for which the earnings per share exceeded the earnings per share of common stock aggregated to 10.5 million shares for the three months ended March 31, 2011. These shares were excluded from the computation of diluted earnings per share as they were anti-dilutive.

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011 AND 2010

7.	Investments

Short term investments comprise of the following (in thousands):

	As of March 31, 2011
	Carrying Value	Unrealized Gain	Fair Value
Money market mutual funds	$35,271	$200	$35,471
Non convertible debentures	1,121	—	1,121

	$36,392	$200	$36,592

	As of December 31, 2010
	Carrying Value	Unrealized Gain	Fair Value
Money market mutual funds	$70,123	$673	$70,796
Non convertible debentures	1,119	—	1,119

	$71,242	$673	$71,915

Other investments included in deposits and other assets, comprise of the following (in thousands):

	As of March 31, 2011
	Carrying Value	Unrealized Gain	Fair Value
Non convertible debentures	$2,242	$—	$2,242

	$2,242	$—	$2,242

	As of December 31, 2010
	Carrying Value	Unrealized Gain	Fair Value
Non convertible debentures	$2,237	$—	$2,237

	$2,237	$—	$2,237

8.	Comprehensive income

The components of comprehensive income, net of tax, were as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Net income	$15,201	$11,614
Foreign currency translation	1,324	6,397
Unrecognized actuarial gain on pension liability	276	93
Change in fair value of cash flow hedges	(262)	2,625
Unrealized (loss)/gain on investments	(473)	356

Comprehensive income	$16,066	$21,085

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011 AND 2010

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	As of
	March 31,	December 31,
	2011	2010
Net unrealized gain on cash flow hedges	$509	$771
Net unrealized gain on marketable securities	200	673
Actuarial gain (loss) relating to defined benefit plan	130	(146)
Foreign currency translation adjustment	(1,639)	(2,963)

Accumulated other comprehensive loss	$(800)	$(1,665)

The changes in the net unrealized gain (loss) on marketable securities carrying value for the three months ended March 31, 2011 and 2010 are as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Unrealized gain/(loss) on marketable securities at the beginning of the quarter	$673	$(387)
Reclassification of (loss) gain into earnings on maturity	(187)	230
Net unrealized gain (loss) due to changes in the fair value	(286)	126

Unrealized gain (loss) on marketable securities at the end of the year	$200	$(31)

9.	Derivative Instruments and Hedging Activities

As part of the Company’s on-going business operations, certain assets and forecasted transactions are exposed to foreign currency risks due to fluctuations in exchange rates between the Rupee, CAD and USD. The objective for holding derivatives is to eliminate or reduce the impact of these exposures.

The Company enters into forward foreign exchange contracts to mitigate the risk of changes in foreign exchange rates on inter-company transactions and forecasted transactions denominated in foreign currencies. Contracts are designated as cash flow hedges if they satisfy the criteria for hedge accounting under ASC Topic 815 “Accounting for Derivative Instruments and Hedging Activities”. The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of the gain or loss of hedging instruments is recognized in the earnings of each period. The Company also entered into forward foreign exchange contracts to mitigate the risk of changes in foreign exchange rates on payments related to the Patni Acquisition. These contracts do not satisfy the criteria for hedge accounting. For the three months ended March 31, 2011, the unrealized gain on these contracts amounting to $14.3 million was recognized in earnings.

The Company documents all relationships between hedging instruments, including the risk management objectives and strategy for each hedge transaction. In addition, formal assessment is done for effectiveness testing both at the inception of the hedge and on a quarterly basis. If it is determined that a derivative or a portion thereof is not highly effective as a hedge, or if a derivative ceases to be a highly effective hedge, the Company will prospectively discontinue hedge accounting with respect to that derivative.

In all situations in which hedge accounting is discontinued and the derivative is retained, the derivative is continued to be carried at its fair value on the balance sheet and any subsequent change in its fair value is recognized in the consolidated statement of income.

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011 AND 2010

The following table presents information related to foreign currency contracts held:

OUTSTANDING HEDGE TRANSACTIONS ON MARCH 31, 2011 (in thousands)

	Maturity Date Ranges	Strike Price At Rupee Rate Ranges	Amount	Net Unrealized Gains/(Losses) March 31, 2011
CURRENCY OPTION CONTRACTS USD
From:	25-Apr-2011	43.00
To:	27-Mar-2012	48.00
Subtotal			$55,050	$1,330
CURRENCY OPTION CONTRACTS CAD
From:	26-Apr-2011	44.50
To:	27-Mar-12	48.00
Subtotal			$56,000	(821)

				$509

The option contracts as of March 31, 2011 will all mature by March 27, 2012. As each contract matures, the Company will sell USDs and CADs at each contracted strike price depending upon prevailing Rupee exchange rates. The outstanding contracts meet the qualifying criteria to receive hedge accounting and have been deemed to be effective. As a result, the Company has recorded accumulated other comprehensive gain of $0.51 million and $0.77 million as on March 31, 2011 and December 31, 2010, respectively. The unamortized premium on options amounted to $0.01 million and $0.02 million as of March 31, 2011 and December 31, 2010, respectively, and it is disclosed as a derivative asset as of March 31, 2011 and December, 31, 2010, respectively, in the consolidated balance sheet.

The estimated net amount of existing gains as of March 31, 2011 that is expected to be reclassified from accumulated other comprehensive income into earnings within the next 12 months is $0.51 million.

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Income for the Quarter ended March 31, 2011 (in thousands):

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain/(Loss) recognized in OCI on Derivative	Location of Gain/(Loss) reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) reclassified from Accumulated OCI into Income	Location of Gain/(Loss) reclassified in Income on Derivative	Amount of Gain /(Loss) Reclassified from Accumulated OCI into Income
	(Effective Portion) March 31, 2011	(Effective Portion) March 31, 2011		(Ineffective Portion and amount excluded from effectiveness testing) March 31, 2011

Foreign Exchange Contracts	$509	Other Income/ (expenses)	$317	Other Income/ (expenses)	—

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011 AND 2010

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Income for the Quarter ended March 31, 2010 (in thousands):

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain/(Loss) recognized in OCI on Derivative	Location of Gain/(Loss) reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) reclassified from Accumulated OCI into Income	Location of Gain/(Loss) reclassified in Income on Derivative	Amount of Gain /(Loss) Reclassified from Accumulated OCI into Income
	(Effective Portion) March 31, 2010	(Effective Portion) March 31, 2010		(Ineffective Portion and amount excluded from effectiveness testing) March 31, 2010

Foreign Exchange Contracts	$1,308	Other Income/ (expenses)	$(758)	Other Income/ (expenses)	—

Information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheets (in thousands):

	March 31, 2011		December 31, 2010
Derivatives designated as hedging instruments under ASC Topic 815	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign Exchange Contracts	Current Assets	$509	Current Assets	$771

Total Derivatives designated as hedging instruments under ASC Topic 815		$509		$771

10.	Fair Value Measurements

FASB ASC Topic 820 “Fair Value Measurements” establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

In accordance with ASC 820, assets and liabilities are to be measured based on the following valuation techniques:

Market approach – Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

Income approach – Converting the future amounts based on the market expectations to its present value using the discounting methodology.

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011 AND 2010

Cost approach – Replacement cost method.

The Company uses the market approach for measuring the fair value of the assets and liabilities. Cash equivalents, short term investments comprising of money market mutual funds and foreign currency derivative contracts are measured at fair value. The cash equivalents and money market mutual funds are valued using quoted market prices and classified within Level 1. The foreign currency derivative contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments in active markets.

Assets and liabilities measured at fair value are summarized below (in thousands):

Description	March 31, 2011	Fair value measurement at reporting date using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Short term investments:
Money market mutual funds	$35,471	$35,471	$—	$—
Non convertible debentures	1,121	—	1,121	—
Foreign exchange derivative contracts	14,917	—	14,917	—

Total current assets	$51,509	$35,471	$16,038	$—

Other investments:
Non convertible debentures	$2,242	$—	$2,242	$—

Total assets	$2,242	$—	$2,242	$—

Liabilities
Foreign exchange derivative contracts	$62	$—	$62	$—

Total liabilities	$62	$—	$62	$—

Description	December 31, 2010	Fair value measurement at reporting date using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Short term investments:
Money market mutual funds	$70,796	$70,796	$—	$—
Non convertible debentures	1,119	—	1,119	—
Foreign exchange derivative contracts	1,049	—	1,049	—

Total current assets	$72,964	$70,796	$2,168	$—

Other investments:
Non convertible debentures	$2,237	$—	$2,237	$—

Total assets	$2,237	$—	$2,237	$—

Liabilities
Foreign exchange derivative contracts	$255	$—	$255	$—

Total liabilities	$255	$—	$255	$—

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011 AND 2010

11.	Employee Benefits

Defined Contribution Plan

The Company’s eligible employees in India participate in the Employees’ Provident Fund (the “Provident Fund”), which is a defined contribution plan. The employee and the Company make monthly contributions of a specified percentage of salary to the Provident Fund, which is administered by the prescribed authority in India. The aggregate contributions along with interest thereon are paid at retirement, death, incapacitation or termination of employment. The Company’s contribution to the Provident Fund for the three months ended March 31, 2011 and 2010 was $0.7 million and $0.6 million, respectively.

401(k) Plan

Eligible United States employees of the Company participate in an employee retirement savings plan (the “Plan”) under Section 401(k) of the United States Internal Revenue Code. The Plan allows for employees to defer a portion of their annual earnings on a pre-tax basis through voluntary contributions to the Plan. The Plan does not provide for any Company matching.

Defined Benefit Plan

The Company provides for gratuity, a defined benefit retirement plan covering eligible employees in India. The plan provides a lump sum payment to the vested employees at retirement, death, incapacitation or termination of employment, subject to a specified period of service based on the respective employees’ salary and the tenure of employment. Liabilities with regard to the plan are determined by actuarial valuation. The contributions are made to the Company administered trust and managed by a third party fund manager.

The following table sets forth the net periodic cost recognized by the Company in respect of the Plan (in thousands):

	Three Months Ended March 31,
	2011	2010
Net periodic plan cost
Service cost	$254	$215
Interest cost	86	52
Expected return on plan asset	(71)	(54)
Recognized net actuarial (gain)/loss	(16)	5

Net periodic plan cost for the period	$253	$218

12.	Share-based compensation

During the three months ended March 31, 2011 and 2010, the Company granted 128,000 and 184,238 options, respectively. During the three months ended March 31, 2011 and 2010, the Company granted 120,411 and 245,733 stock awards, respectively.

The dividends paid on unvested restricted stock awards are charged to compensation cost. The Company recorded nil and $0.06 million as compensation cost for dividends paid on shares of unvested restricted stock for the three months period ended March 31, 2011 and 2010, respectively.

Share-based compensation expense recorded in income from operations during the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010
Share-based compensation recorded in
Cost of revenues	$424	$444
Selling, general and administrative expense	1,084	815

Total share-based compensation expense	$1,508	$1,259

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011 AND 2010

During the three months ended March 31, 2011 and 2010, the Company issued 0.22 million and 0.14 million shares, respectively, upon exercise of stock options and awards.

13.	Other income

Components of other income for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010
Investment income	$1,026	$471
Gain on sale of fixed assets	4	1,118
Other	67	583

Other income	$1,097	$2,172

14.	Concentration of revenues

The following is a concentration of iGATE revenues greater than 10% by customer for the periods shown:

	Three Months Ended March 31,
	2011	2010
Royal Bank of Canada	38%	33%
General Electric Company	19%	20%

15.	Share capital

On January 4, 2011, the Board of Directors approved, and recommended to the shareholders, an amendment to increase the number of authorized shares of Common Stock issuable under our articles of incorporation from 100,000,000 to 700,000,000.

On January 4, 2011, the Board of Directors also authorized the creation and issuance of 480,000 shares of Series B Preferred Stock out of the 20,000,000 existing authorized shares of Preferred Stock. Pursuant to the securities purchase agreement with Viscaria Limited, on February 1, 2011 (the first closing date), the Company issued 210,000 shares of Series B Preferred Stock to Viscaria Limited for a purchase consideration of $210 million.

16.	Commitments and Contingencies

Capital commitments

As of March 31, 2011, the Company has open purchase orders totaling $4.9 million to purchase property and equipment.

Bank guarantees

As of March 31, 2011, guarantees and letter of credit provided by banks on behalf of iGS to customs authorities and vendors for capital procurements aggregated to $0.5 million. These guarantees and letters of credit have a remaining expiry term of approximately one to three years.

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

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011 AND 2010

The Company has entered into a service agreement with a customer that provides such customer the option, exercisable at any time by providing 60 days’ notice to the Company to acquire an equity stake of up to 7% of the Company’s outstanding voting shares at fair market value. The fair market value is the volume weighted average trading price of the Company’s shares on the NASDAQ Market for five consecutive trading days immediately before the date on which the customer delivers its notice under the option. The option does not restrict the customer in any way from buying the Company’s shares in the open market. The service agreement also requires the Company to register the shares upon exercise of the option by the customer and there are no events or circumstances that would require the Company to transfer consideration under the agreement.

Contingencies

As of March 31, 2011, iGS has open tax demands amounting to $0.6 million including interest of $0.09 million issued by the Income tax department pertaining to assessment years 2004-05 and 2006-07 disallowing the tax benefits under section 10A of the Indian Income Tax Act, 1961. iGS has appealed with the Commissioner of Income Tax (Appeals) (“CIT Appeals”) and Income tax Appellate Tribunal (“ITAT”). Pending the disposal of the appeals, the entire demand has been paid by the Company and recorded as advance payment of income taxes. During the current quarter, iGS has received the final assessment order with a demand of $2.4 million including interest of $0.7 million issued by the Income tax department pertaining to the assessment year 2007-08 disallowing tax benefits under section 10A of the Indian Income Tax Act, 1961, transfer pricing adjustment for the interest on loans to its subsidiary. iGS has filed an appeal with the CIT Appeals. iGS has obtained stay for payment of 50% of the demand amount and the remaining 50% has been paid by the Company and recorded as advance payment of income taxes.

Based on management’s assessment of the tax demands received by iGS and on advice of its counsel, the Company believes that it is not probable that a loss will result from the above tax demands.

As of March 31, 2011, CIT (Appeals) and ITAT allowed the tax benefits claimed under section 10A of the Indian Income Tax Act, 1961, made by iGS amounting to $1.17 million pertaining to the demand issued by the Income tax department for the assessment years 2001-02, 2002-03 and 2003-04. The tax department has appealed this matter to the High Court.

17.	Subsequent Events

In accordance with the requirements of the Securities and Exchange Board of India (Substantial Acquisition of Shares and Takeover) Regulations, 1997, as amended, and a tender offer pursuant to the U.S. Securities Exchange Act of 1934, as amended, and the rules and regulations of the U.S. Securities and Exchange Commission, on April 8, 2011, the Purchasers made a mandatory open public offer to the other shareholders of Patni to purchase up to an additional 20.6% of the outstanding shares of Patni (20% of the outstanding share capital on a fully diluted basis). The mandatory open offer closed on April 27, 2011 and was fully subscribed.

On April 29, 2011, the Company issued $770 million in aggregate principal amount of 9.0% Senior Notes (the “Notes”) due 2016, the proceeds of which will be used to finance the Patni Acquisition. Net proceeds from the sale of Notes were $738 million after reducing commitment, placement and other financing and professional fees. The Notes require semi-annual interest payments on May 1 and November 1. The Notes are fully and unconditionally guaranteed (the “Guarantees”), jointly and severally, on a senior unsecured basis by each of the Company’s existing and future wholly-owned domestic (USA) subsidiaries. The Notes and the Guarantees are ranked senior in right of payment to all the Company’s and the guarantors’ subordinated indebtedness and equal in right of payment with any of the Company’s and the guarantors’ other senior unsecured indebtedness. The Notes will mature on May 1, 2016 and the entire principal amount will be paid at maturity. The Company may redeem the Notes in whole or in part on and after May 1, 2014 at the redemption prices specified in the indenture governing the Notes, plus accrued and unpaid interest to the date of redemption. The Company may also redeem the Notes in whole or in part prior to May 1, 2014 by paying a “make-whole” premium, plus accrued and unpaid interest to the date of redemption. In addition, the Company may redeem up to 35% of the Notes before May 1, 2014 with the proceeds of certain equity offerings.

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011 AND 2010

The Company has evaluated subsequent events through the date of filing the financial statements and no events have occurred, other than those described above, from the balance sheet date that would impact the Consolidated Financial Statements.

18.	Recently Adopted Accounting Pronouncements

In October 2009, the FASB issued ASU No. 2009-13 “Revenue recognition—Multiple deliverable revenue arrangements”. The ASU provides amendments to the criteria in “Revenue recognition—multiple element arrangements” for separating consideration in multiple element arrangements. The amendments in this ASU establish a selling price hierarchy for determining the selling price of a deliverable. Further, the term fair value in the revenue guidance will be replaced with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a market place participant. The amendments in this ASU will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this ASU did not have a significant impact on the Company’s financial position and results as of and for the three months ended March 31, 2011.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the statements in this Form 10-Q contain statements that are not historical facts and that constitute “forward-looking statements” within the meaning of such term under the Private Securities Litigation Reform Act of 1995. These forward-looking statements include our financial growth and liquidity projections as well as statements concerning our plans, strategies, intentions and beliefs concerning our business, cash flows, costs and the markets in which we operate. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify certain forward-looking statements. These forward-looking statements are based on information currently available to us, and we assume no obligation to update these statements as circumstances change. There are risks and uncertainties that could cause actual events to differ materially from these forward-looking statements. While we cannot predict all of the risks and uncertainties, they include, but are not limited to, our ability to predict our financial performance, the level of market demand for our services, the highly-competitive market for the types of services that we offer, the impact of competitive factors on profit margins, market conditions that could cause our customers to reduce their spending for our services, our ability to create, acquire and build new businesses and grow our existing businesses, our ability to attract and retain qualified personnel, our ability to reduce costs and conserve cash, currency fluctuations and market conditions in India and elsewhere around the world, political and military tensions in India and Southern Asia, changes in generally accepted accounting principles and/or their interpretation and other risks that are described in more detail in our filings with the Securities and Exchange Commission, including our Form 10-K (“Form 10-K”) for the year ended December 31, 2010.

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

Business Overview

We are a worldwide outsourcing provider of integrated end-to-end offshore centric information technology (“IT”) and IT-enabled operations solutions and services. Our clients are primarily Global 2000 customers from the financial, insurance, manufacturing, retail, healthcare, and media and entertainment industries. We work with clients to optimize their businesses, secure year-on-year cost benefits, and tie costs to business needs and results. Our IT services include client/server design and development, conversion/migration services, offshore business services provisioning, enterprise resource planning (“ERP”) package implementation and integration services, software development and applications maintenance, outsourcing technology and process consulting, data warehousing, enterprise solutions, application development, testing services, infrastructure management services and business process outsourcing (“BPO”). We also offer Integrated Technology and Operations (“iTOPS”) solutions that integrate IT outsourcing and IT-enabled operations, offshore outsourcing solutions and services seamlessly. In addition to cost savings, the iTOPS model provides clients with innovative ways to enhance the quality and performance of their operations through better alignment of business processes to IT infrastructure.

We believe our innovative approach of integrating IT and IT-enabled operations and our ability to leverage a global delivery model provide our clients with clearly differentiated and demonstrated value. We employ an offshore/nearshore delivery model with over 8,000 employees and 29 offices worldwide. Our global delivery model leverages both onsite delivery and comprehensive offshore services, depending upon a client’s location and preferences. We target large and medium-sized organizations across a diverse set of industries, including financial services, insurance, manufacturing, retail, healthcare and media and entertainment. We were founded in 1986 and our principal executive office is located in Fremont, California. We have operations in India, Canada, the United States, Europe, Mexico, Singapore, Malaysia, Japan and Australia.

A majority of our clients have headquarters in North America and operate internationally. iGATE has 8,130 employees as of April 30, 2011.

We market our service offerings to large and medium-sized organizations. Certain contracts are based upon a fixed price with payment based upon deliverables and/or project milestones reached. Certain contracts are time-and-materials based where contract payments are based on the number of consultant hours worked on the project. Certain contracts with no stated deliverables have a designated workforce and are based on fixed periodic payments. Some process outsourcing contracts provide pricing per transaction. Customers typically have the right to cancel contracts with minimal notice. Contracts with deliverables or project milestones can provide for certain penalties if the deliverables or project milestones are not met within contract timelines.

We service customers in a wide range of industries. Our largest customer is Royal Bank of Canada (“RBC”) which accounted for approximately 38% and 33% of revenues for the three months ended March 31, 2011 and March 31, 2010, respectively. Our second largest customer, General Electric Company (“GE”), accounted for approximately 19% and 20% of revenues for the three months ended March 31, 2011 and 2010, respectively. iGATE is a Global Preferred Partner of RBC.

Recent Developments

Acquisition of a Majority Stake in Patni Computer Systems Limited

On January 10, 2011, two of the Company’s wholly-owned subsidiaries, Pan-Asia iGATE Solutions, a company incorporated under the laws of Mauritius (“iGATE Mauritius”), and iGATE Global Solutions Limited, a company incorporated under the laws of India (“iGS” and, together with iGATE Mauritius, the “Purchasers”) entered into certain definitive agreements to acquire a majority stake in Patni Computer Systems Limited (the “Patni Acquisition”).

The Patni Acquisition involves acquiring 60.1 million shares or 45.6% of the outstanding share capital from the promoters of Patni Computer Systems Limited (“Patni”) (43.6% of the outstanding share capital on a fully diluted basis) and 22.9 million shares (inclusive of the American Depositary Shares representing 20.2 million shares) or 17.4% of the outstanding share capital from General Atlantic Mauritius Limited (16.6% of the outstanding share capital on a fully diluted basis) from General Atlantic Mauritius Limited. In accordance with the requirements of the Securities and Exchange Board of India (Substantial Acquisition of Shares and Takeover) Regulations, 1997, as amended, and a tender offer pursuant to the U.S. Securities Exchange Act of 1934, as amended, and the rules and regulations of the U.S. Securities and Exchange Commission, the Purchasers made a mandatory open public offer on April 8, 2011 to the other shareholders of Patni to purchase up to an additional 20.6% of the outstanding shares of Patni (20% of the outstanding share capital on a fully diluted basis). The mandatory open offer closed on April 27, 2011 and was fully subscribed.

The Patni Acquisition is valued at approximately $1.22 billion. The Patni Acquisition is expected to be completed on or about May 12, 2011. The Patni Acquisition is subject to several conditions, including receipt of required regulatory approvals (or termination of applicable waiting periods).

Post announcement of the acquisition, the Company has obtained clearance on January 24, 2011 under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended, and also obtained clearance on January 28, 2011 from the Irish Competition Authority. The Company has also applied for regulatory clearances from the Austrian Federal Competition Authority, Brazilian Cade, SEAE and SDE. The Company received approval from the Securities Exchange Board of India on March 25, 2011.

On January 10, 2011, we also entered into a securities purchase agreement, with Viscaria Limited, a company backed by funds advised by Apax Partners LLP and Apax Partners, L.P., to raise equity financing to fund a portion of the cash consideration required to consummate the Patni Acquisition. Under the securities purchase agreement, we agreed to sell to Viscaria Limited, in a private placement, up to 480,000 shares of newly designated 8.00% Series B Convertible Participating Preferred Stock, no par value per share (the “Series B Preferred Stock”), for up to an aggregate purchase price of $480 million. Pursuant to the terms of such securities purchase agreement, the purchase of the Series B Preferred Stock occurs at two separate closings. On February 1, 2011, (the first closing date), Viscaria Limited purchased 210,000 shares of the Series B Preferred Stock, for an aggregate purchase price of $210 million ($209.3 million net of issuance costs).

On April 29, 2011, the Company issued $770 million aggregate principal amount of 9.0% Senior Notes due 2016 (“Notes”) in a private placement for financing part of the Patni Acquisition. Net proceeds from the sale of Notes were $738 million after reducing commitment, placement and other financing and professional fees. The Notes require semi-annual interest payments on May 1 and November 1. The Notes will mature on May 1, 2016 and the entire principal amount will be paid at maturity.

Reportable Financial Segments

The Company’s Chief Executive Officer, who is the chief decision-making officer, reviews the operations of the Company on a consolidated basis. As a result of this, the Company is operating as a single reportable segment.

Critical Accounting Policies

Our critical accounting policies are described in the summary of significant accounting policies as discussed in Note 1 of our Form 10-K.

Recently Adopted Accounting Pronouncements

In October 2009, the FASB issued ASU No. 2009-13 “Revenue recognition—Multiple deliverable revenue arrangements” . The ASU provides amendments to the criteria in “Revenue recognition—multiple element arrangements” for separating consideration in multiple element arrangements. The amendments in this ASU establish a selling price hierarchy for determining the selling price of a deliverable. Further, the term fair value in the revenue guidance will be replaced with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a market place participant. The amendments in this ASU will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this ASU did not have a significant impact on the Company’s financial position and results as of and for the three months ended March 31, 2011.

Results of Operations for the Three Months Ended March 31, 2011 as Compared to the Three Months Ended March 31, 2010:

	Three months ended March 31,
	2011		2010		% change of Amount from comparable period
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$75,798	100.0%	$57,890	100.0%	30.9%
Cost of revenues (a)	44,795	59.1	34,678	59.9	29.2

Gross margin	31,003	40.9	23,212	40.1	33.6
Selling, general and administrative	21,747	28.7	10,005	17.3	117.3
Depreciation and amortization	2,307	3.0	2,222	3.8	3.9

Income from operations	6,949	9.2	10,985	19.0	(36.7)
Interest expense	89	0.1	19	(b )	(c	)
Foreign exchange gain/(loss), net	18,845	24.9	(1,321)	(2.3)	(d	)
Other income	1,097	1.4	2,172	3.8	(49.5)

Income before income taxes	26,802	35.4	11,817	20.5	126.8
Income tax expense	8,863	11.7	203	0.4	(e	)

Net income	17,939	23.7	11,614	20.1%	54.5
Accretion to preferred stock	15	(b )	—	—	(f	)
Preferred dividend	2,723	3.6	—	—	(f	)

Net income attributable to common stockholders	$15,201	20.1%	$11,614	20.1%	30.9%

(a)	Cost of revenues is exclusive of depreciation and amortization.
(b)	The % is insignificant.
(c)	As the absolute numbers are insignificant, the % change from comparable period is not computed.
(d)	As the current period has unrealized and realized foreign currency movements gain on fair value hedges which is the main component of other income, net as compared to the previous year comparable period, the % change from comparable period is not computed.
(e)	As the effective tax rate is a better comparable measure, the % change from comparable period is not computed.

(f)	As the Series B Preferred Stock was issued during the current period, the % change of preferred dividend and accretion to preferred stock, is not computed.

Revenues for the three months ended March 31, 2011 increased by 30.9%, as compared to the three months ended March 31, 2010. Our revenue increase for the periods presented is directly attributable to a combination of increased business with our recurring customers, favorable movement in currency markets and new customer wins. There was an increase in average billable headcount from 6,705 for the three months ended March 31, 2010 to 7,728 for the three months ended March 31, 2011. Revenues increased due to increased volume by 18.2%, increased average blended realization rate by 9.3% and favorable movement in currency markets by 3.4% for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. Our top five customers accounted for 73.3% and 72.7% of the revenue for the three months ended March 31, 2011 and 2010, respectively.

The gross margin as a percentage of revenues (“gross margin percentage”) was 40.9% for the three months ended March 31, 2011, as compared to 40.1% for the three months ended March 31, 2010. The marginal difference in the gross margin percentage is due to the favorable movement of the US Dollar against other currencies.

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

S,G&A costs for the three months ended March 31, 2011 were 28.7% of revenues, as compared to 17.3% of revenues for the three months ended March 31, 2010. Our net employee costs increased by approximately $1.3 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, mainly due to an increase in salaries, performance bonus and benefits of $0.8 million and travel related expenses of $0.4 million. Our net corporate costs increased by $10.0 million mainly due to expenses associated with the Patni Acquisition of $7.8 million, lease termination costs $0.5 million and SAP software write off charges of $1.5 million. Our net facilities costs increased by $0.5 million for the three months ended March 31, 2011, mainly due to increase in rental, maintenance and communication related expenses.

Depreciation and amortization cost for the three months ended March 31, 2011 were 3.0% of revenue, as compared to 3.8% of revenue for the three months ended March 31, 2010 representing an increase of $0.1 million.

Operating income percentage was 9.2% for the three months ended March 31, 2011 as compared to 19.0% for the three months ended March 31, 2010. The decrease in operating income percentage was mainly due to onetime expenses associated with the Patni Acquisition amounting to $7.8 or 10.3% or revenues recorded for the three months ended March 31, 2011.

Foreign exchange gain/(loss), net

In connection with the investments in Patni, in January 2011 iGATE Mauritius entered into flexible non-deliverable forward contracts USD/INR with Standard Chartered Bank (“SCB”) and The Hongkong and Shanghai Banking Corporation Limited (“HSBC”) for notional amounts totaling $760 million to sell USD and buy INR at the strike rate, with various settlement dates between February 7, 2011 to May 20, 2011 (both the days inclusive). Foreign exchange gain is primarily comprised of favorable foreign currency movement resulting in unrealized gain amounting to $14.3 million on these contracts which was partly offset by realized loss on settled contracts amounting to $0.5 million for the three months ended March 31, 2011.

The Company also recognized favorable foreign currency movement resulting in the realized gain of $0.3 million on settlement of cash flow hedges for the three months ended March 31, 2011 as compared to loss of $0.8 million for the three months ended March 31, 2010. As of March 31, 2011, all of our outstanding option contracts designated as cash flow hedges met the qualifying criteria to receive hedge accounting.

We also recognized a favorable foreign currency gain of $4.6 million on remeasurement of escrow account balance for the three months ended March 31, 2011 and $0.1 million of favorable foreign currency gain related to our intercompany debt in India as compared to an unfavorable foreign currency loss of $0.6 million for the three months ended March 31, 2010.

Other income

Our investment income for the three months ended March 31, 2011 totaled $1.1 million as compared to $0.5 million for the three months ended March 31, 2010. The increase in investment income is due to the profit on redemption of mutual fund units during the current quarter. We recognized gain on sale of fixed assets of $1.1 million and gain on sale of investment in affiliate of $0.6 million during the three months ended March 31, 2010

Our effective tax rate was 33.1% and 1.7% during the three months ended March 31, 2011 and 2010, respectively. The increase in effective tax rate is mainly due to the expiry of the tax holiday on our foreign earnings in March 2011.

Preferred dividend

On February 1, 2011, pursuant to the securities purchase agreement with Viscaria Limited dated January 10, 2011, the Company issued 210,000 shares of Series B Preferred Stock to Viscaria Limited for a consideration of $210 million. We have accrued for cumulative dividends of $2.7 million at a rate of 8.00% per annum, compounded quarterly for the three months ended March 31, 2011.

Liquidity and Capital Resources

Cash from Operations

Cash provided by operations was $3.9 million and $3.8 million for the three months ended March 31, 2011 and 2010, respectively. Cash provided by operations has historically been our significant source of liquidity.

Cash collected from the customers is $66.4 million during the three months ended March 31, 2011 as compared to $51.0 million for the three months ended March 31, 2010. Payments made to the vendors for operating activities are $63.7 million during the three months ended March 31, 2011 as compared to $47.2 million for the three months ended March 31, 2010. The collections and payments have increased in 2011 as compared to 2010 due to the increased operations.

Investing Activities

Cash provided by investing activities was $31.4 million for the three months ended March 31, 2011 as compared to the cash used in investing activities of $10.1 million for the three months ended March 31, 2010.

During the three months ended March 31, 2011, we incurred capital expenditures of $4.2 million as compared $1.9 million for the three months ended March 31, 2010. During the three month period ended March 31, 2010, we sold an office building located in Bangalore, India for a consideration of $2.8 million.

Our investment portfolio and other investments decreased by $35.6 million for the three months ended March 31, 2011 as compared to an increase of $11.3 million for the three months ended March 31, 2010. The decrease in investments during the current period was due to liquidating our portfolio in anticipation of the Patni Acquisition.

Financing Activities

Cash provided by financing activities for the three months ended March 31, 2011 was $239.1 million, as compared to cash used in financing activities of $5.8 million for the three months ended March 31, 2010. On February, 1, 2011, we issued Series B Preferred Stock amounting to $210 million and the proceeds from such issuance (net of issuance costs of $0.7 million) of $209.3 million will be used to finance the Patni Acquisition. On February 21, 2011, we entered into an arrangement with a bank for availing an unsecured revolving working credit facility of $70 million at an annual interest rate of LIBOR plus 195 basis points, renewable on an annual basis. In the current quarter, the Company borrowed $30.0 million of the line of credit at an interest rate of 2.41%. Dividends paid amounted to $6.1 million for the three months ended March 31, 2010 and no dividends were paid during the current period, as the Board of Directors decided to retain the 2010 profits for funding the Patni Acquisition. The net proceeds from exercise of employee stock options were $0.2 million and $0.3 million for the three months ended March 31, 2011 and 2010, respectively.

The Company’s cash, cash equivalents and short-term investments as of March 31, 2011 were $380.3 million as compared to $139.8 million as of December 31, 2010. The Company believes that cash generated from operations along with the unutilized line of credit arrangement will be adequate to meet the Company’s reasonably foreseeable operating liquidity requirements.

Recent events impacting future cash flows

On January 10, 2011, the Purchasers entered into definitive agreements in connection with Patni Acquisition. The Patni Acquisition involves acquiring 60.1 million shares or 45.6% of the outstanding share capital from the promoters of Patni (43.6% of the outstanding share capital on a fully diluted basis) and 22.9 million shares (inclusive of the American Depositary Shares of 20.2 million shares) or 17.4% of the outstanding share capital (16.6% of the outstanding share capital on a fully diluted basis) from General Atlantic Mauritius Limited. In accordance with the requirements of Securities and Exchange Board of India (Substantial Acquisition of Shares and Takeover) Regulations, 1997, as amended, and a tender offer pursuant to the U.S. Securities Exchange Act of 1934, as amended, and the rules and regulations of the U.S. Securities and Exchange Commission, the Purchasers made a mandatory open public offer on April 8, 2011 to the other shareholders of Patni to purchase up to an additional 20.6% of the outstanding share capital of Patni (20% on a fully diluted basis). The mandatory open offer closed on April 27, 2011 and was fully subscribed.

On January 10, 2011, we also entered into a securities purchase agreement with Viscaria Limited, a company backed by funds advised by Apax Partners LLP and Apax Partners, L.P., to raise equity financing to fund a portion of the cash consideration required to consummate the Patni Acquisition. Under the securities purchase agreement, we agreed to sell to Viscaria Limited, in a private placement, up to 480,000 shares of newly designated 8.00% Series B Convertible Participating Preferred Stock, no par value per share (the “Series B Preferred Stock”), for up to an aggregate purchase price of $480 million. Pursuant to the terms of such securities purchase agreement, the purchase of the Series B Preferred Stock occurs at two separate closings. On February 1, 2011, (the first closing date), Viscaria Limited purchased 210,000 shares of Series B Preferred Stock, for an aggregate purchase price of $210 million ($209.3 million net of issuance costs).

On April 29, 2011, the Company issued $770 million ($738 million, net of commitment, placement and other financing and professional fees) aggregate principal amount of 9.0% Senior Notes due 2016 (“Notes”) in a private placement for financing part of the Patni Acquisition. The Notes require semi-annual interest payments on May 1and November 1. The Notes will mature on May 1, 2016 and the entire principal amount will be paid at maturity.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Factors

Market risk factors associated with our business are discussed in Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes from the market risk factors previously disclosed in the Company’s Form 10-K.

Effect of Hypothetical Currency Rate Fluctuations

Our primary net foreign currency exposure is the Rupee. The fair value of foreign exchange contracts is subject to changes in foreign currency exchange rates.

As of March 31, 2011, the potential gain or loss in the fair value of iGS’s outstanding foreign currency contracts assuming hypothetical 10%, 5%, 2% and 1% fluctuations in currency rates would be approximately:

	Valuation given X% decrease In Rupee / USD rate				Fair Value as of March 31, 2011	Valuation given X% increase in Rupee / USD rate
	(10%)	(5%)	(2%)	(1%)		1%	2%	5%	10%
Rupee to U.S. Rate	40.136	42.365	43.703	44.149	44.595	45.041	45.487	46.825	49.055
Derivative Instruments	$12.9	$6.4	$2.8	$1.6	$0.5	$(0.6)	$(1.7)	$(4.8)	$(9.6)

Seasonality

Our operations are generally not affected by seasonal fluctuations. However, our consultants’ billable hours are affected by national holidays and vacation policies, which vary by country and by operating company.

Economic Trends and Outlook

According to Gartner Inc., an IT research and advisory company, the IT Services industry worldwide IT spending is forecasted to total $824.4 billion in 2011, a 5.0 % increase from 2010 revenue of nearly $784.9 billion.

The global economic recovery continues and modest growth in IT spending is expected. The potential for event-driven shocks such as the recent events occurred in Japan may impact the IT spending. The industry is aggressively pursuing innovations that it expects to stimulate demand beyond such modest growth. Besides the organic growth, the industry players are also aggressively pursuing mergers and acquisitions to stimulate growth. We believe that our business model is somewhat diversified, both geographically and operationally—we serve both IT and IT enabled solutions. We believe our strategy of a global delivery model and the Patni Acquisition positions us well to provide a greater breadth of services in catering to market needs and opportunities.

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

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

The following risk factors are added to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Risks Relating to Our 9% Senior Notes due 2016 (the “Notes”) and Other Indebtedness

Our substantial indebtedness could materially adversely affect our financial health and prevent us from fulfilling our obligations under the Notes.

Our substantial amount of indebtedness could have important consequences. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to the Notes;

•	limit our ability to borrow additional funds, or to sell assets to raise funds, if needed, for working capital, capital expenditures, acquisitions or other purposes;

•	increase our vulnerability to adverse economic and industry conditions;

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

•

prevent us from raising the funds necessary to repurchase all Notes tendered to us upon the occurrence of certain changes of control, which failure to repurchase would constitute a default under the indenture governing the Notes (the “Indenture”).

The occurrence of any one of these events could have a material adverse effect on our business, financial condition, cash flows, results of operations, prospects or ability to satisfy our obligations under the Notes.

Despite the level of our indebtedness, we may still incur significantly more indebtedness. This could further increase the risks associated with our indebtedness.

Despite our current level of indebtedness, we and our subsidiaries may be able to incur significant additional indebtedness, including secured indebtedness, in the future. Although the terms of the agreements governing our outstanding debt place restrictions on our and our subsidiaries’ ability to incur additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and, under certain circumstances, the indebtedness incurred in compliance with such restrictions could be substantial. If new indebtedness is added to our and our subsidiaries’ debt levels, the related risks that we and they face would be increased, and we may not be able to meet all of our debt obligations, including repayment of the Notes, in whole or in part.

The agreements governing our outstanding debt contain various covenants limiting the discretion of our management in operating our business and could prevent us from capitalizing on business opportunities and taking some corporate actions.

The agreements governing our outstanding debt, including the Indenture, impose significant operating and financial restrictions on us. These restrictions will limit or restrict, among other things, our ability and the ability of our restricted subsidiaries to:

•	incur additional indebtedness;

•	make restricted payments (including paying dividends on, redeeming, repurchasing or retiring our capital stock);

•	make investments;

•	create liens;

•	sell assets;

•	enter into agreements restricting our subsidiaries’ ability to pay dividends, make loans or transfer assets to us;

•	engage in transactions with affiliates; and

•	consolidate, merge or sell all or substantially all of our assets.

These covenants are subject to certain exceptions and qualifications. In addition, the agreements governing our outstanding debt require us, under certain circumstances, to maintain compliance with a financial covenant. Our ability to comply with this covenant may be affected by events beyond our control.

A breach of any of the covenants contained in these agreements, including our inability to comply with the financial covenants, could result in an event of default thereunder, which would allow the lenders to declare all borrowings outstanding to be due and payable, which would in turn trigger an event of default under the Indenture and, potentially, our other indebtedness. At maturity or in the event of an acceleration of payment obligations, we would likely be unable to pay our outstanding indebtedness with our cash and cash equivalents then on hand. We would, therefore, be required to seek alternative sources of funding, which may not be available on commercially reasonable terms, terms as favorable as our current agreements or at all, or face bankruptcy. If we are unable to refinance our indebtedness or find alternative means of financing our operations, we may be required to curtail our operations or take other actions that are inconsistent with our current business practices or strategy.

We may not have the ability to raise the funds necessary to finance a change of control offer if required by the Indenture or the terms of our other indebtedness; certain important corporate events may not constitute a change of control.

Upon the occurrence of certain change of control events, we will be required to offer to purchase all outstanding Notes and other outstanding debt. A change of control event under the Indenture could also constitute a change of control under our other outstanding debt, which could result in the acceleration of such outstanding debt. Any of our future debt agreements may contain similar restrictions and provisions. If a change of control were to occur, we cannot assure you that we would have sufficient funds to pay the purchase price for all the Notes tendered by the holders or such other indebtedness and under the Indenture and other agreements governing our outstanding debt we may not be permitted to repurchase such other indebtedness, which could result in an event of default under such indebtedness.

Moreover, under the Indenture, certain important corporate events, such as leveraged recapitalizations that would increase the level of our indebtedness, would not constitute a “change of control” and thus would not give rise to any repurchase obligations.

The trading prices for the Notes will be directly affected by many factors, including our credit ratings, many of which are beyond our and our management’s control.

Credit rating agencies continually revise their ratings for companies they follow, including us. Any ratings downgrade could adversely affect the trading price of the Notes, or the trading market for the Notes, to the extent a trading market for the Notes develops. The condition of the financial and credit markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future and any fluctuation may impact the trading price of the Notes.

The trading price of the Notes may be volatile.

Historically, the market for non-investment grade debt has been subject to disruptions that have caused substantial volatility in the prices of securities similar to the Notes. We cannot assure you that any such disruptions may not adversely affect the prices at which you may sell your Notes. The Notes may trade, if at all, at a discount from the initial offering price of the Notes, depending upon prevailing interest rates, the market for similar Notes, our performance and other factors, many of which are beyond our and our management’s control.

A lowering or withdrawal of the ratings assigned to our debt securities by rating agencies may increase our future borrowing costs and reduce our access to capital.

Our debt currently has a non-investment grade rating, and there can be no assurances that any rating assigned will remain for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgment, future circumstances relating to the basis of the rating, such as adverse changes, so warrant. A lowering or withdrawal of the ratings assigned to our debt securities by rating agencies may increase our future borrowing costs and reduce our access to capital, which could have a material adverse impact on our financial condition, cash flows and results of operations.

ITEM 6. EXHIBITS

(a)	Exhibits

2.1	Share Purchase Agreement, dated as of January 10, 2011, by and amongst Pan-Asia iGATE Solutions, iGATE Global Solutions Limited and the sellers party thereto is incorporated by reference to Exhibit 2.1 to iGATE’s Form 8-K, filed on January 12, 2011.

2.2	Share Purchase Agreement, dated as of January 10, 2011, by and amongst Pan-Asia iGATE Solutions and General Atlantic Mauritius Limited is incorporated by reference to Exhibit 2.2 to iGATE’s Form 8-K, filed on January 12, 2011.

2.3	Securities Purchase Agreement, dated as of January 10, 2011, by and amongst Pan-Asia iGATE Solutions and General Atlantic Mauritius Limited is incorporated by reference to Exhibit 2.3 to iGATE’s Form 8-K, filed on January 12, 2011.

3.1	Statement with Respect to Shares—8% Series B Convertible Participating Preferred Stock, no par value per share is incorporated by reference to Exhibit 3.1 to iGATE’s Form 8-K, filed on February 4, 2011.

4.1	Indenture, by and among iGATE Corporation, iGATE Technologies, Inc. and Wilmington Trust FSB, dated April 29, 2011 is incorporated by reference to Exhibit 4.1 to iGATE’s Form 8-K, filed on May 5, 2011.

4.2	Registration Rights Agreement, by and among iGATE Corporation, iGATE Technologies, Inc., Jefferies & Company, Inc. and RBC Capital Markets, LLC, dated April 29, 2011 is incorporated by reference to Exhibit 4.1 to iGATE’s Form 8-K, filed on May 5, 2011.

10.1	Performance Guarantee, dated as of January 10, 2011, by iGATE Corporation to the Sellers named therein is incorporated by reference to Exhibit 10.1 to iGATE’s Form 8-K, filed on January 12, 2011.

10.2	Performance Guarantee, dated as of January 10, 2011, by iGATE Corporation to General Atlantic Mauritius Limited is incorporated by reference to Exhibit 10.2 to iGATE’s Form 8-K, filed on January 12, 2011.

10.3	Debt Commitment Letter, dated as of January 10, 2011, by and among iGATE Corporation, Jefferies Finance LLC and Royal Bank of Canada is incorporated by reference to Exhibit 10.3 to iGATE’s Form 8-K, filed on January 12, 2011.

10.4	Securities Purchase Agreement, dated as of January 10, 2011, by and among iGATE Corporation and Viscaria Limited is incorporated by reference to Exhibit 10.1 to iGATE’s Form 8-K, filed on January 12, 2011.

10.5	Equity Commitment Letter, dated as of January 10, 2011, by and among iGATE Corporation, Apax Europe VII-A, L.P., Apax Europe VII-B, L.P., Apax Europe VII-1, L.P., Apax Europe VI-A, L.P., Apax Europe VI-1, L.P. and Apax US VII- L.P. is incorporated by reference to Exhibit 10.2 to iGATE’s Form 8-K, filed on January 12, 2011.

10.6	Amended and Restated Voting and Standstill Agreement, dated as of February 1, 2011, by and among iGATE Corporation, Viscaria Limited and the shareholders party thereto is incorporated by reference to Exhibit 10.2 to iGATE’s Form 8-K, filed on February 4, 2011.

10.7	Investor Rights Agreement, dated as of February 1, 2011, by and among iGATE Corporation and Viscaria Limited is incorporated by reference to Exhibit 10.1 to iGATE’s Form 8-K, filed on February 4, 2011.

10.8	Amendment Agreement, effective January 1, 2010, by and between iGATE Global Solutions Limited and Sean Suresh Narayanan incorporated by reference to Exhibit 10.1 to iGATE’s Form 8-K, filed on February 16, 2011.

10.9	Amendment Agreement, effective January 1, 2010, by and between iGATE Global Solutions Limited and Sujit Sircar incorporated by reference to Exhibit 10.2 to iGATE’s Form 8-K, filed on February 16, 2011.

10.10	Purchase Agreement, by and among iGATE Corporation, iGATE Technologies, Inc., Jefferies & Company, Inc. and RBC Capital Markets, LLC, dated April 14, 2011 incorporated by reference to Exhibit 10.1 to iGATE’s Form 8-K, filed on April 15, 2011.

10.11	Escrow Agreement, by and among iGATE Corporation, as Grantor, Wilmington Trust FSB, as Trustee, and Standard Chartered Bank, as Escrow Agent, dated April 29, 2011 is incorporated by reference to Exhibit 4.1 to iGATE’s Form 8-K, filed on May 5, 2011.

10.12	Account Security Deed, by iGATE Corporation, as Chargor, and Wilmington Trust FSB, as Chargee, dated May 3, 2011 is incorporated by reference to Exhibit 10.2 to iGate’s Form 8-K, filed on May 5, 2011.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer is filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer is filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 6th day of May 2011.

iGATE CORPORATION

May 6, 2011	/S/ PHANEESH MURTHY
Phaneesh Murthy Chief Executive Officer and Director

/S/ SUJIT SIRCAR
Sujit Sircar Chief Financial Officer

EXHIBIT INDEX

2.1	Share Purchase Agreement, dated as of January 10, 2011, by and amongst Pan-Asia iGATE Solutions, iGATE Global Solutions Limited and the sellers party thereto is incorporated by reference to Exhibit 2.1 to iGATE’s Form 8-K, filed on January 12, 2011.

2.2	Share Purchase Agreement, dated as of January 10, 2011, by and amongst Pan-Asia iGATE Solutions and General Atlantic Mauritius Limited is incorporated by reference to Exhibit 2.2 to iGATE’s Form 8-K, filed on January 12, 2011.

2.3	Securities Purchase Agreement, dated as of January 10, 2011, by and amongst Pan-Asia iGATE Solutions and General Atlantic Mauritius Limited is incorporated by reference to Exhibit 2.3 to iGATE’s Form 8-K, filed on January 12, 2011.

3.1	Statement with Respect to Shares—8% Series B Convertible Participating Preferred Stock, no par value per share is incorporated by reference to Exhibit 3.1 to iGATE’s Form 8-K, filed on February 4, 2011.

4.1	Indenture, by and among iGATE Corporation, iGATE Technologies, Inc. and Wilmington Trust FSB, dated April 29, 2011 is incorporated by reference to Exhibit 4.1 to iGATE’s Form 8-K, filed on May 5, 2011.

4.2	Registration Rights Agreement, by and among iGATE Corporation, iGATE Technologies, Inc., Jefferies & Company, Inc. and RBC Capital Markets, LLC, dated April 29, 2011 is incorporated by reference to Exhibit 4.1 to iGATE’s Form 8-K, filed on May 5, 2011.

10.1	Performance Guarantee, dated as of January 10, 2011, by iGATE Corporation to the Sellers named therein is incorporated by reference to Exhibit 10.1 to iGATE’s Form 8-K, filed on January 12, 2011.

10.2	Performance Guarantee, dated as of January 10, 2011, by iGATE Corporation to General Atlantic Mauritius Limited is incorporated by reference to Exhibit 10.2 to iGATE’s Form 8-K, filed on January 12, 2011.

10.3	Debt Commitment Letter, dated as of January 10, 2011, by and among iGATE Corporation, Jefferies Finance LLC and Royal Bank of Canada is incorporated by reference to Exhibit 10.3 to iGATE’s Form 8-K, filed on January 12, 2011.

10.4	Securities Purchase Agreement, dated as of January 10, 2011, by and among iGATE Corporation and Viscaria Limited is incorporated by reference to Exhibit 10.1 to iGATE’s Form 8-K, filed on January 12, 2011.

10.5	Equity Commitment Letter, dated as of January 10, 2011, by and among iGATE Corporation, Apax Europe VII-A, L.P., Apax Europe VII-B, L.P., Apax Europe VII-1, L.P., Apax Europe VI-A, L.P., Apax Europe VI-1, L.P. and Apax US VII- L.P. is incorporated by reference to Exhibit 10.2 to iGATE’s Form 8-K, filed on January 12, 2011.

10.6	Amended and Restated Voting and Standstill Agreement, dated as of February 1, 2011, by and among iGATE Corporation, Viscaria Limited and the shareholders party thereto is incorporated by reference to Exhibit 10.2 to iGATE’s Form 8-K, filed on February 4, 2011.

10.7	Investor Rights Agreement, dated as of February 1, 2011, by and among iGATE Corporation and Viscaria Limited is incorporated by reference to Exhibit 10.1 to iGATE’s Form 8-K, filed on February 4, 2011.

10.8	Amendment Agreement, effective January 1, 2010, by and between iGATE Global Solutions Limited and Sean Suresh Narayanan incorporated by reference to Exhibit 10.1 to iGATE’s Form 8-K, filed on February 16, 2011.

10.9	Amendment Agreement, effective January 1, 2010, by and between iGATE Global Solutions Limited and Sujit Sircar incorporated by reference to Exhibit 10.2 to iGATE’s Form 8-K, filed on February 16, 2011.

10.10	Purchase Agreement, by and among iGATE Corporation, iGATE Technologies, Inc., Jefferies & Company, Inc. and RBC Capital Markets, LLC, dated April 14, 2011 incorporated by reference to Exhibit 10.1 to iGATE’s Form 8-K, filed on April 15, 2011.

10.11	Escrow Agreement, by and among iGATE Corporation, as Grantor, Wilmington Trust FSB, as Trustee, and Standard Chartered Bank, as Escrow Agent, dated April 29, 2011 is incorporated by reference to Exhibit 4.1 to iGATE’s Form 8-K, filed on May 5, 2011.

10.12	Account Security Deed, by iGATE Corporation, as Chargor, and Wilmington Trust FSB, as Chargee, dated May 3, 2011 is incorporated by reference to Exhibit 10.2 to iGate’s Form 8-K, filed on May 5, 2011.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer is filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer is filed herewith.