Form 10-Q
period 2011-06-30
IGATE CORP
filed 2011-08-09
CIK 1024732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding as of July 31, 2011 was 56,579,298.

iGATE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2011

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

iGATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues	$170,417	$66,849	$246,215	$124,739
Cost of revenues (exclusive of depreciation and amortization)	111,203	41,390	155,998	76,068

Gross margin	59,214	25,459	90,217	48,671
Selling, general and administrative expense	40,423	11,843	62,170	21,848
Depreciation and amortization	9,058	2,126	11,365	4,348

Income from operations	9,733	11,490	16,682	22,475
Interest expense	(13,199)	(14)	(13,288)	(33)
Foreign exchange gain/(loss), net	5,875	243	24,720	(1,078)
Equity in income of affiliated company	10	—	10	—
Other income, net	3,311	747	4,408	2,919

Income before income taxes	5,730	12,466	32,532	24,283
Income tax expense	1,244	1,312	10,107	1,515

Net income	4,486	11,154	22,425	22,768
Non-controlling interest	487	—	487	—

Net income attributable to iGATE Corporation	3,999	11,154	21,938	22,768
Accretion to preferred stock	115	—	130	—
Preferred dividend	5,639	—	8,362	—

Net income (loss) attributable to iGATE Corporation common shareholders	$(1,755)	$11,154	$13,446	$22,768

Distributed earnings per share:
Common stock	$—	$—	$—	$0.11
Unvested restricted stock	—	—	—	0.11
Basic earnings (loss) per share:
Common stock	$(0.02)	$0.20	$0.18	$0.41
Unvested restricted stock	(0.02)	0.20	0.18	0.41
Diluted earnings (loss) per share	$(0.02)	$0.20	$0.18	$0.40

See accompanying notes.

iGATE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	June 30, 2011 (unaudited)	December 31, 2010 (audited)
ASSETS
Current assets:
Cash and cash equivalents	$95,938	$67,924
Short-term investments	338,152	71,915
Accounts receivable, net	154,995	37,946
Unbilled revenues	68,568	13,893
Prepaid expenses and other current assets	24,719	5,380
Foreign exchange derivative contracts	7,256	794
Prepaid income taxes	7,332	—
Deferred tax assets	24,557	5,422
Receivable from Mastech Holdings Inc.	208	140

Total current assets	721,725	203,414
Investment in affiliate	427	—
Deposits and other assets	144,983	5,443
Property and equipment, net	220,898	52,950
Deferred tax assets	24,331	10,117
Goodwill	628,080	31,741
Intangible assets, net	188,135	1,378

Total assets	$1,928,579	$305,043

LIABILITIES, PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,394	$3,291
Line of credit	45,000	—
Accrued payroll and related costs	87,650	19,709
Other accrued liabilities	81,067	31,354
Foreign exchange derivative contracts	690	—
Accrued income taxes	1,034	715
Deferred revenue	19,480	667

Total current liabilities	243,315	55,736
Other long-term liabilities	5,444	1,251
Senior notes	770,000	—
Foreign exchange derivative contracts	5,341	—
Accrued income taxes	17,300	—
Deferred tax liabilities	66,275	—

Total liabilities	1,107,675	56,987

Commitments and Contingencies (Note 21)
Series B Preferred stock, without par value: 480,000 shares authorized; 330,000 shares issued and outstanding as of June 30, 2011	335,067	—
iGATE Corporation shareholders’ equity:
Preferred shares, without par value: 19,520,000 and 20,000,000 shares authorized as of June 30, 2011 and December 31, 2010, respectively; 1 share held in treasury	—	—
Common shares, par value $0.01 per share:
700,000,000 shares and 100,000,000 shares authorized as of June 30, 2011 and December 31, 2010, respectively and 57,514,215 and 57,216,747 shares issued as of June 30, 2011 and December 31, 2010, respectively; 56,524,113 and 56,226,645 shares outstanding as of June 30, 2011 and December 31, 2010, respectively	575	572
Common shares held in treasury, at cost, 990,102 shares	(14,714)	(14,714)
Additional paid-in capital	194,897	188,389
Retained earnings	88,920	75,474
Accumulated other comprehensive income (loss)	3,796	(1,665)

Total iGATE Corporation shareholders’ equity	273,474	248,056
Noncontrolling interest	212,363	—

Total equity	485,837	248,056

Total liabilities, preferred stock and shareholders’ equity	$1,928,579	$305,043

See accompanying notes.

iGATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	Six Months ended June 30,
	2011	2010
Cash Flows From Operating Activities:
Net income	$22,425	$22,768
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	11,365	4,348
Stock based compensation	4,525	2,999
Write off of software implementation costs	1,196	—
Provision for lease termination	446	—
Realized gain on investments	(1,945)	(1,130)
Equity income in investment in affiliate	(10)	—
Provision (recovery) for doubtful debts	402	(34)
Unrealized gain on derivative contracts	(313)	—
Deferred income taxes	(336)	(2,937)
Amortization of debt issuance costs	780	—
Gain on sale of fixed assets	(26)	(1,137)
Gain on sale of investments in affiliate	—	(568)
Deferred rent	24	77
Tax benefits related to stock option exercises	(787)	(288)
Working capital items:
Accounts receivable and unbilled revenue	(3,775)	(12,979)
Prepaid and other assets	(2,745)	(129)
Accounts payable	(409)	33
Accrued and other liabilities	(882)	5,307
Deferred revenue	122	(41)
Restructuring reserve	—	(45)

Net cash flows provided by operating activities	30,057	16,244

Cash Flows From Investing Activities:
Purchase of property and equipment	(8,640)	(5,437)
Proceeds from sale of property and equipment	16	2,896
Purchase of available-for-sale investments	(197,361)	(44,025)
Proceeds from maturities and sale of available-for-sale investments	258,290	25,158
Receipts from lease deposits	2,210	181
Payment for acquisitions, net of cash acquired (See Note 2)	(1,168,404)	—
Proceeds from sale of investments in affiliates	—	568

Net cash flows used in investing activities	(1,113,889)	(20,659)

Cash Flows From Financing Activities:
Payments on capital leases	(137)	(94)
Proceeds from line of credit	45,000	—
Proceeds from sale of preferred stock, net of issuance costs	326,572	—
Proceeds from issuance of senior notes, net of issuance costs	770,000	—
Payment of debt issuance costs	(32,610)	—
Dividends paid	—	(6,076)
Purchase of subsidiary’s stock	(8)	(22)
Proceeds from exercise of stock options	959	323
Payment of withholding taxes related to restricted stock	—	(865)
Tax benefits related to stock option exercises	787	288

Net cash flows provided by (used in) financing activities	1,110,563	(6,446)

Effect of currency translation	1,283	150

Net change in cash and cash equivalents	28,014	(10,711)
Cash and cash equivalents, beginning of period	67,924	29,565

Cash and cash equivalents, end of period	$95,938	$18,854

See accompanying notes

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

The accompanying balance sheet and financial information as of December 31, 2010 is derived from audited financial statements but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2010.

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries. The results of Patni Computer Systems Limited (“Patni”) are included from May 16, 2011. All intercompany accounts and transactions have been eliminated.

Use of Estimates

Preparing financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year.

2.	Business acquisition

On May 12, 2011, we completed the acquisition of a majority stake in Patni Computer Systems Limited (the “Patni Acquisition”). Patni Computer Systems Limited (“Patni”) is a company incorporated in India under the Indian Companies Act, 1956. Patni is engaged in IT consulting, software development and business process outsourcing (“BPO”). It provides multiple service offerings to its clients across various industries including banking and insurance; manufacturing, retail and distribution; life sciences; product engineering; and communications, media and entertainment and utilities. The various service offerings include application development and maintenance, enterprise software and systems integration services, business and technology consulting, product engineering services, infrastructure management services, customer interaction services and BPO, quality assurance and engineering services. We believe our strategy of a global delivery model and the Patni Acquisition positions us well to provide a greater breadth of services in catering to market needs and opportunities.

The Patni acquisition involved acquiring 60,091,202 shares or 45.0% of the outstanding share capital from the promoters of the Company (44.4% of the outstanding share capital on a fully diluted basis) and 22,913,948 shares (inclusive of the American Depositary Shares representing 20,161,867 shares) or 17.1% of the outstanding share capital of the Company from General Atlantic Mauritius Limited (16.9% of the outstanding share capital on a fully diluted basis). In accordance with the requirements of the Securities and Exchange Board of India (Substantial Acquisition of Shares and Takeover) Regulations, 1997, as amended, and a tender offer pursuant to the U.S. Securities Exchange Act of 1934, as amended, and the rules and regulations of the U.S. Securities and Exchange Commission, the Purchasers also acquired an additional 27,085,565 shares or 20.3% of the outstanding shares of the Company (20% of the outstanding share capital on a fully diluted basis) through a mandatory open public offer (“MTO”) to the other shareholders of Patni. The Patni Acquisition was valued at approximately $1.2 billion.

The acquisition has been accounted for under the acquisition method of accounting in accordance with Accounting Standards Codification No. 805, “Business Combination”. The total purchase price has been allocated to Patni’s net tangible and intangible assets based on their estimated fair values at the date of acquisition. The purchase price allocation is based upon preliminary estimates and assumptions that may be subject to change during the measurement period (up to one year from the acquisition date). Since the actual results from May 12, 2011 through May 15, 2011 were not material, for convenience the Company utilized May 15, 2011 as the acquisition date. The excess purchase price beyond amounts allocated to net tangible and intangible assets has been recorded as goodwill. We generally do not expect the goodwill recognized to be deductible for income tax purposes. The results of operations of Patni for the period from May 16, 2011 to June 30, 2011 have been included in the Company’s consolidated results for the three and six months ended June 30, 2011.

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the preliminary allocation of the assets acquired and liabilities assumed (dollars in thousands):

Amount
Property and equipment	$168,986
Intangible assets	188,816
Other assets
Cash and cash equivalents	70,694
Short-term investments	326,035
Accounts receivable	111,251
Unbilled revenues	56,976
Prepaid expenses and other current assets	18,056
Deposits and other assets	118,456
Investments in affiliates	416
Deferred tax liabilities, net	(32,667)
Accounts payable	(4,870)
Accrued expenses	(73,727)
Other accrued liabilities	(31,131)
Accrued income taxes	(22,756)
Deferred revenue	(17,782)
Other long-term liabilities	(21,419)

855,334
Non controlling interest	(211,876)
Goodwill	595,640

Total purchase price	$1,239,098

The following unaudited pro forma results of operations of the Company for the three and six months ended June 30, 2011 and 2010 assume that the Patni acquisition occurred at the beginning of the comparable period. We allocated the total purchase price to Patni’s net tangible and intangible assets based on their estimated fair values at the date of acquisition. The purchase price allocation is based upon preliminary estimates and assumptions that may be subject to change during the measurement period (up to one year from the acquisition date). The pro forma amounts include certain adjustments, including interest expense, depreciation and amortization expense, income taxes, and dividends on the Series B Convertible Participating Preferred Stock, and adjustments for recurring cost savings related to termination of the services of certain employees and vacating certain redundant facilities identified by the management in a formal plan at the date of acquisition. We have also adjusted the one-time termination costs included in Patni earnings.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Pro forma revenues	$259,860	$234,406	$525,972	$464,609
Pro forma net income attributable to iGATE Corporation common shareholders	$5,062	$17,524	$33,841	$37,182
Pro forma earnings per share
Basic	$0.07	$0.24	$0.45	$0.51
Diluted	$0.07	$0.24	$0.44	$0.50

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	Goodwill and Intangible Assets

The changes in the carrying value of goodwill for the six months ended June 30, 2011 (in thousands):

Amount
Goodwill as of December 31, 2010	$31,741
Acquisition	595,640
Foreign currency translation effect	699

Goodwill as of June 30, 2011	$628,080

The changes in the carrying value of intangible assets for the six months ended June 30, 2011 (in thousands):

Amount
Intangible assets as of December 31, 2010	$1,378
Acquisition	188,816
Foreign currency translation effect	76
Amortization	(2,135)

Intangible assets as of June 30, 2011	$188,135

Intangible assets acquired primarily relate to customer relationships and intellectual property rights. The customer relationships are being amortized on an accelerated basis over a period of 15 years and the intellectual property rights are being amortized on a straight line basis over a period ranging from 1.5 to 2.5 years.

Amortization expenses related to identifiable intangible assets were $1.9 million and $0.2 million for the three months ended June 30, 2011 and 2010, respectively, and $2.1 million and $0.4 million for the six months ended June 30, 2011 and 2010, respectively. Future estimated annual amortization is as follows (in thousands):

Amount
Remainder of 2011	$6,926
2012	13,933
2013	12,667
2014	12,134
2015	$12,770

4.	Series B Preferred Stock

On January 10, 2011, the Company entered into a securities purchase agreement with Viscaria Limited, a company backed by funds advised by Apax Partners LLP and Apax Partners, L.P., to raise equity financing to pay a portion of the cash consideration for the Patni Acquisition. Under the securities purchase agreement, the Company agreed to sell to Viscaria Limited, in a private placement, up to 480,000 shares of newly designated 8.00% Series B Convertible Participating Preferred Stock, no par value per share (the “Series B Preferred Stock”), for an aggregate purchase price of up to $480 million. On February 1, 2011, the Company issued 210,000 shares of Series B Preferred Stock to Viscaria Limited for a consideration of $210 million. On May 9, 2011, the Company issued an additional 120,000 shares of Series B Preferred Stock to Viscaria Limited for a consideration of $120 million.

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Significant economic terms of the Series B Preferred Stock include:

•	accrues cumulative dividends at a rate of 8.00% per annum, which dividends, if not paid, are added to the liquidation preference of the Series B Preferred Stock and compounded quarterly;

•	is entitled to participate in dividends and other distributions payable on the Company’s common stock on an as-converted basis;

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

The Company incurred issuance costs amounting to $3.4 million which have been netted against the proceeds received from the issuance of Series B Preferred Stock. The Series B Preferred Stock is being accreted over a period of six years. The amount accreted during the three and six months ended June 30, 2011 totaled $0.1 million and $0.1 million, respectively.

The Company is accruing for cumulative dividends at a rate of 8.00% per annum, compounded quarterly. The amount of such dividend accrued during the three and six months ended June 30, 2011 was $5.6 million and $8.4 million, respectively.

5.	Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (in thousands):

	As of
	June 30, 2011	December 31, 2010
Prepaid expenses	$9,485	$3,458
Employee advances	3,434	1,460
Debt issuance costs	4,882	—
Other current assets	6,898	326
Accrued interest receivable	20	136

	$24,719	$5,380

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	Line of credit

On February 21, 2011, the Company entered into an arrangement with Standard Chartered Bank (“SCB”) for availing an unsecured revolving working credit facility of $70 million at an annual interest rate of LIBOR plus 195 basis points, renewable on an annual basis. During the six months ended June 30, 2011, the Company borrowed $45 million under this line of credit at an average interest rate of 2.41%.

On May 10, 2011, Company entered into a credit agreement with DBS Bank LTD., Singapore, as administrative agent for the Lenders and DBS Bank LTD., Bangalore Branch, as lead arranger, for Revolving Credit Commitments in an aggregate principal U.S. Dollar Equivalent of $50 million, maturing on May 10, 2016. The proceeds are to be used for working capital and other general corporate purposes. The facility carries an interest rate of LIBOR plus 280 basis points. As of June 30, 2011, the Company did not have any outstanding borrowings under this facility.

7.	Senior notes

On April 29, 2011, we issued $770 million of 9.0% senior notes due May 1, 2016 (the “Notes”) through a private placement pursuant to an Indenture (the “Indenture”) by and among the Company, iGATE Technologies Inc., and Wilmington Trust FSB (now known as Wilmington Trust, National Association), as trustee (“Trustee”), as supplemented by the Supplemental Indenture, dated as of May 12, 2011, by and among the Company, iGATE Technologies, Inc, iGATE Holding Corporation and iGATE, Inc. and the Trustee. The interest is payable semi-annually in cash in arrears on May 1 and November 1 of each year, beginning on November 1, 2011. The Notes are senior unsecured obligations of the Company, guaranteed by the Company’s restricted subsidiaries, as identified in Note 20 below.

The Company incurred debt issuance costs amounting to $33.5 million, of which $4.9 million was accounted as part of prepaid expenses and other current assets and $28.7 million as part of deposits and other assets. These costs are being amortized to interest expense over a period of five years using the effective interest method. The amount amortized for the current period was $0.8 million. Interest expense for the current period was $12.0 million.

The terms of the Indenture governing the Notes, among other things, limits the ability of the Company and its restricted subsidiaries to (i) incur additional indebtedness or issue certain preferred stock; (ii) pay dividends on, or make distributions in respect of, their capital stock or repurchase their capital stock; (iii) make certain investments or other restricted payments; (iv) sell certain assets; (v) create liens or use assets as security in other transactions; (vi) merge, consolidate or transfer or dispose of substantially all of their assets; and (vii) engage in certain transactions with affiliates. These covenants are subject to a number of important limitations and exceptions that are described in the Indenture. The Indenture also contains certain financial covenants relating to Consolidated Priority Debt Leverage Ratio and a Fixed Charge Coverage Ratio that we are required to comply with, when any of the above events occur. As of June 30, 2011, no such events have occurred.

The Notes are redeemable, in whole or in part, at any time on or after May 1, 2014, at the redemption prices specified in the Indenture, together with accrued and unpaid interest, if any, to the redemption date. At any time prior to May 1, 2014, the Company may redeem up to 35% of the aggregate principal amount of the Notes with the net cash proceeds from certain equity offerings at a redemption price equal to 109% of the principal amount thereof, together with accrued and unpaid interest, if any, to the redemption date. In addition, at any time prior to November 1, 2014, the Company may redeem the Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the Notes so redeemed, plus a “make whole” premium, as defined in the Indenture, together with accrued and unpaid interest, if any, to the redemption date.

Upon the occurrence of a change of control triggering event specified in the Indenture, the Company must offer to purchase the Notes at a redemption price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase.

The Indenture contains certain financial and non-financial covenants including financial covenants requiring the Company to maintain a Consolidated Priority Debt Leverage Ratio and a Fixed Charge Coverage Ratio. At June 30, 2011, the Company was in compliance with these covenants.

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	Income Taxes

The provision for income taxes consists of provisions for federal, state and foreign income taxes. The Company operates in an international environment with significant operations in various locations outside the United States. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in various locations and the applicable tax rates. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as India, Canada and the United States.

For the three and six months ended June 30, 2011, the Company’s effective tax rate is approximately 22% and 31%, respectively. For the three and six months ended June 30, 2010, the Company’s effective tax rate was 10.5% and 6.2%, respectively. The difference in the effective tax rate against the U.S. statutory rate of 34.0% is primarily attributable to:

a)	Tax holiday in India that expired in March 2011.

b)	Tax benefit on net operating loss.

Under the Indian Income Tax Act, 1961, the Company’s Indian subsidiary is eligible to claim a tax holiday for 10 consecutive assessment years on profits derived from the export of software services from divisions registered under the Software Technology Parks at Bangalore, Chennai, Hyderabad and Noida. For the three months ended June 30, 2011 and 2010, the tax holiday resulted in income tax benefits of $0 and $3.1 million, respectively, when calculated at the statutory U.S. rate. For the six months ended June 30, 2011 and 2010, the tax holiday resulted in income tax benefits of $0.2 million and $5.6 million, respectively, when calculated at the statutory U.S. rate. The tax holiday expired on March 31, 2011.

In 2009, iGATE Global Solutions Limited (“iGS”) set up units in Chennai and Hyderabad Special Economic Zone (“SEZ”). Under the Indian Income Tax Act, 1961, iGS is eligible to claim an income tax holiday of 100% for the initial five consecutive assessment years followed by 50% for the subsequent ten consecutive assessment years on the profits derived from the export of software services from the divisions registered under the SEZ. For the three months ended June 30, 2011 and 2010, the tax holiday resulted in income tax benefits of $ 3.1 million and $1.0 million, respectively, when calculated at the statutory U.S. rate. For the six months ended June 30, 2011 and 2010, the tax holiday resulted in income tax benefits of $3.2 million and $1.9 million, respectively, when calculated at the statutory U.S. rate.

In 2008, Patni set up a unit in the SEZ. For the period from May 16, 2011 through June 30, 2011 the tax holiday resulted in income tax benefits of $0.6 million when calculated at the statutory U.S. rate.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits are as follows (Amount in thousands):

Amount
Balance as of May 16, 2011	$34,819
Additions based on the current period tax positions	844
Foreign currency translation effect	9

Balance as of June 30, 2011	$35,672

The Company recognizes interest and penalties related to uncertain tax positions in other (expense)/ income. As of June 30, 2011, the Company has $1.9 million of accrued interest and penalties related to uncertain tax positions.

The Company’s two major tax jurisdictions are India and the U.S., though it also files tax returns in other foreign jurisdictions. In India, the assessment is not yet completed for the tax year 1999-2000 and onwards. In the U.S, tax returns pertaining to fiscal years 2007 and onwards remain subject to examination.

As of June 30, 2011, we had $33.0 million of net unrecognized tax benefits arising out of tax positions which would affect the effective tax rate if recognized. Although it is difficult to anticipate the final outcome on timing of resolution of any particular uncertain tax position, we believe that the total amount of unrecognized tax benefits will be decreased by $7.4 million during the next 12 months due to expiry of statute of limitation.

9.	Earnings Per Share

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

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Earnings per share for the common stock, unvested restricted stock and Series B Preferred Stock under the two class method are presented below (dollars and shares in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net (loss) income attributable to iGATE Corporation common shareholders	$(1,755)	$11,154	$13,446	$22,768
Add: Dividend on Series B Preferred Stock	5,639	—	8,362	—

	3,884	11,154	21,808	22,768
Less: Dividends paid on
Common stock	—	—	—	6,076
Unvested restricted stock	—	—	—	60
Series B Preferred stock	5,639	—	8,362	—

	5,639	—	8,362	6,136

Undistributed (loss) Income	$(1,755)	$11,154	$13,466	$16,632

Basic and diluted allocation of undistributed (loss) income:
Common stock	$(1,351)	$11,082	$10,352	$16,497
Unvested restricted stock	(6)	72	41	135
Series B Preferred stock	(398)	—	3,053	—

	$(1,755)	$11,154	$13,446	$16,632

Weighted average shares outstanding:
Common stock	56,514	55,447	56,399	55,234
Unvested restricted stock	238	363	257	455

	56,752	55,810	56,656	55,689

Weighted average common stock outstanding	56,752	55,447	56,399	55,234
Dilutive effect of stock options outstanding	—	1,670	1,483	1,707

Dilutive weighted average shares outstanding	56,752	57,117	57,882	56,941

The dilutive effect of stock options outstanding of 1.5 million for the three months ended June 30, 2011 was not considered in computing diluted earnings per share as the Company had a net loss. The number of outstanding options to purchase common shares for which the option exercise prices exceeded the average market price of the common shares aggregated 0.3 million shares for the three months ended June 30, 2010. The number of outstanding options to purchase common shares for which the option exercise prices exceeded the average market price of the common shares aggregated 0.3 million and 0.4 million shares for the six months ended June 30, 2011 and 2010, respectively. These options were excluded from the computation of diluted earnings per share under the treasury stock method. The number of shares of outstanding Series B Preferred Stock for which the earnings per share exceeded the earnings per share of common stock aggregated to 16.7 million shares for the six months ended June 30, 2011. These shares were excluded from the computation of diluted earnings per share for the six months ended June 30, 2011 as they were anti-dilutive.

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.	Investments

	As of June 30, 2011
	Cost	Unrealized Gain	Fair Value
Money market mutual funds	$304,619	$599	$305,218
Certificate of deposits	32,486	448	32,934

	$337,105	$1,047	$338,152

	As of December 31, 2010
	Cost	Unrealized Gain	Fair Value
Money market mutual funds	$70,123	$673	$70,796
Non convertible debentures	1,119	—	1,119

	$71,242	$673	$71,915

Other investments included in deposits and other assets, comprise of the following (in thousands):

	As of December 31, 2010
	Carrying Value	Unrealized Gain	Fair Value
Non convertible debentures	$2,237	$—	$2,237

	$2,237	$—	$2,237

These debentures were sold in April 2011.

11.	Comprehensive Income

The components of comprehensive income, net of tax, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income (loss)	$(1,755)	$11,154	$13,446	$22,768
Unrealized gain on marketable securities	774	290	301	646
Unrecognized actuarial (loss) gain on pension liability	(31)	(9)	245	84
Change in fair value of cash flow hedges	1,148	(976)	886	1,649
Gain (loss) on foreign currency translation	2,705	(6,673)	4,029	(276)

Comprehensive income	$2,841	$3,786	$18,907	$24,871

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) were as follows (in thousands):

	As of
	June 30, 2011	December 31, 2010

Unrealized gain on marketable securities (net of taxes of $73)	$974	$673
Actuarial gain (loss) relating to defined benefit plan (net of taxes of $47)	99	(146)
Unrealized gain on cash flow hedges (net of taxes of $269)	1,657	771
Gain (loss) on foreign currency translation	1,066	(2,963)

	$3,796	$(1,665)

The details of accumulated other comprehensive income as of June 30, 2011 consisting of non controlling interest share is as follows:

	As of June 30, 2011
	Equity holders	Non controlling interest	Total
Unrealized gain on marketable securities	$826	$148	$974
Unrecognized actuarial gain on pension liability	77	22	99
Change in fair value of cash flow hedges	1,510	147	1,657
Gain on foreign currency translation	486	580	1,066

Other comprehensive income	$2,899	$897	$3,796

The changes in the net unrealized gain on marketable securities carrying value for the three and six months ended June 30, 2011 and 2010 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Unrealized gain (loss) on marketable securities at the beginning of the period	$200	$(31)	$673	$(387)
Reclassification of (gain) loss into earnings on maturity	(690)	175	(877)	405
Net unrealized gain due to changes in the fair value	1,464	115	1,178	241

Unrealized gain on marketable securities at the end of the period	$974	$259	$974	$259

12.	Derivative Instruments and Hedging Activities

As part of the Company’s on-going business operations, certain assets and forecasted transactions are exposed to foreign currency risks due to fluctuations in the exchange rate between the Indian Rupee, the Canadian Dollar (“CAD”), the Japanese Yen (“JPY”), the British Pound Sterling (“GBP”) and the U.S. Dollar (“USD”). The objective for holding derivatives is to eliminate or reduce the impact of these exposures.

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company enters into forward foreign exchange contracts to mitigate the risk of changes in foreign exchange rates on inter-company transactions and forecasted transactions denominated in foreign currencies. Contracts are designated as cash flow hedges if they satisfy the criteria for hedge accounting under ASC Topic 815 “Accounting for Derivative Instruments and Hedging Activities”. The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of the gain or loss of hedging instruments is recognized in the earnings of each period. The Company also entered into forward foreign exchange contracts to mitigate the risk of changes in foreign exchange rates on payments related to the Patni Acquisition. These contracts do not satisfy the criteria for hedge accounting. Upon completion of the Patni Acquisition, these forward contracts were matured and we realized and recorded a gain amounting to $15.0 million in earnings.

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

Post-acquisition, the Company has re-designated the outstanding long term derivative instruments of Patni and as such would qualify for hedge accounting. The effective portion of the gain or loss on these instruments is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of the gain or loss of hedging instruments is recognized in the earnings of each period. The outstanding short term derivative instruments were all de-designated hedging relationships and the change in the fair value of the effective portion is taken into the earnings

The following table presents information related to foreign currency contracts held:

OUTSTANDING HEDGE TRANSACTIONS QUALIFYING FOR HEDGE ACCOUNTING AS OF JUNE 30, 2011 (in thousands)

	Maturity Date Ranges	Strike Price At Rupee Rate Ranges	Amount	Net Unrealized Gains (Losses) June 30, 2011

FORWARD CONTRACTS USD
From:	30-March-12	41.13
To:	31-March-13	43.49
Subtotal			$49,000	$(5,922)

CURRENCY OPTION CONTRACTS USD
From:	26-Jul-11	46.50
To:	31-March-13	48.75
Subtotal			49,250	1,169

CURRENCY OPTION CONTRACTS CAD
From:	26-Jul-11	45.00
To:	25-April-12	48.00
Subtotal			47,314	(450)

				$(5,203)

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The forward contracts as of June 30, 2011 will all mature by March 31, 2013. As each contract matures, USDs are sold at each contracted strike price and equivalent Indian Rupees received. The outstanding contracts meet the qualifying criteria to receive hedge accounting and have been deemed to be effective. As a result, the Company has recorded accumulated other comprehensive loss of $5.9 million as of June 30, 2011.

The option contracts as of June 30, 2011 will all mature by March 31, 2013. As each contract matures, the Company will sell USDs and CADs at each contracted strike price depending upon prevailing Rupee exchange rates. The outstanding contracts meet the qualifying criteria to receive hedge accounting and have been deemed to be effective. As a result, the Company has recorded accumulated other comprehensive gain of $0.7 million each as of June 30, 2011 and December 31, 2010.

The estimated net amount of existing loss as of June 30, 2011 that is expected to be reclassified from accumulated other comprehensive income into earnings within the next 12 months is $0.9 million.

OUTSTANDING FAIR VAULE HEDGE TRANSACTIONS NOT QUALIFYING FOR HEDGE ACCOUNTING AS OF JUNE 30, 2011 (in thousands)

	Maturity Date Ranges	Strike Price At Rupee Rate Ranges	Amount	Net Unrealized Gains (Losses) June 30, 2011

FORWARD CONTRACTS USD
From:	29-July-11	45.16
To:	31-Jan-12	48.29
Subtotal			$218,455	$6,445

FORWARD CONTRACTS JPY
From:	29-July-11	80.29
To:	31-Aug-11	80.99
Subtotal			305,126	(14)

FORWARD CONTRACTS GBP
From:	29-July-11	1.59
To:	31-Aug-11	1.64
Subtotal			16,372	(3)

				$6,428

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The effect of Derivative Instruments on the Condensed Consolidated Statements of Income for the three months ended June 30, 2011 (in thousands):

Derivatives as per ASC Topic 815	Amount of Gain recognized in OCI on Derivative	Location of Gain/(Loss) reclassified from Accumulated OCI into Income	Amount of Gain reclassified from Accumulated OCI into Income	Location of Gain/(Loss) reclassified in Income on Derivative	Amount of Gain /(Loss) Reclassified from Accumulated OCI into Income
	(Effective Portion)	(Effective Portion)		(Ineffective Portion and amount excluded from effectiveness testing)

	June 30, 2011	June 30, 2011		June 30, 2011
Foreign Exchange Contracts	$1,657	Other Income/ (expenses)	$407	Other Income/ (expenses)	—

The effect of Derivative Instruments on the Condensed Consolidated Statements of Income for the six months ended June 30, 2011 (in thousands):

Derivatives as per ASC Topic 815	Amount of Gain recognized in OCI on Derivative	Location of Gain/ (Loss) reclassified from Accumulated OCI into Income	Amount of Gain reclassified from Accumulated OCI into Income	Location of Gain/(Loss) reclassified in Income on Derivative	Amount of Gain / (Loss) Reclassified from Accumulated OCI into Income
	(Effective Portion)	(Effective Portion)		(Ineffective Portion and amount excluded from effectiveness testing)

	June 30, 2011	June 30, 2011		June 30, 2011
Foreign Exchange Contracts	$1,657	Other Income/ (expenses)	$724	Other Income/ (expenses)	—

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The effect of Derivative Instruments on the Condensed Consolidated Statements of Income for the three months ended June 30, 2010 (in thousands):

Derivatives as per ASC Topic 815	Amount of Gain recognized in OCI on Derivative	Location of Gain/ (Loss) reclassified from Accumulated OCI into Income	Amount of Gain/ (Loss) reclassified from Accumulated OCI into Income	Location of Gain/(Loss) reclassified in Income on Derivative	Amount of Gain / (Loss) Reclassified from Accumulated OCI into Income
	(Effective Portion)	(Effective Portion)		(Ineffective Portion and amount excluded from effectiveness testing)

	June 30, 2010	June 30, 2010		June 30, 2010
Foreign Exchange Contracts	$332	Other Income/ (expenses)	$(257)	Other Income/ (expenses)	—

The effect of Derivative Instruments on the Condensed Consolidated Statements of Income for the six months ended June 30, 2010 (in thousands):

Derivatives as per ASC Topic 815	Amount of Gain/(Loss) recognized in OCI on Derivative	Location of Gain/ (Loss) reclassified from Accumulated OCI into Income	Amount of Gain/ (Loss) reclassified from Accumulated OCI into Income	Location of Gain/(Loss) reclassified in Income on Derivative	Amount of Gain / (Loss) Reclassified from Accumulated OCI into Income
	(Effective Portion)	(Effective Portion)		(Ineffective Portion and amount excluded from effectiveness testing)

	June 30, 2010	June 30, 2010		June 30, 2010
Foreign Exchange Contracts	$332	Other Income/ (expenses)	$(1,015)	Other Income/ (expenses)	—

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheets (in thousands):

	June 30, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Instruments
Foreign Exchange Contracts	Current Assets	$7,256	Current Assets	$771
Foreign Exchange Contracts	Current liabilities	690
Foreign Exchange Contracts	Other long term liabilities	5,341

13.	Fair Value Measurements

ASC Topic 820”Fair Value Measurements” establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

In accordance with ASC 820, assets and liabilities are to be measured based on the following valuation techniques:

Market approach — Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

Income approach — Converting the future amounts based on the market expectations to its present value using the discounting methodology.

Cost approach — Replacement cost method.

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

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Assets and liabilities measured at fair value are summarized below (in thousands):

Description	June 30, 2011	Fair value measurement at reporting date using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Short term investments:
Money market mutual funds	$305,218	$305,218	$—	$—
Certificate of deposits	32,934	32,934	—	—
Foreign currency derivative contracts	6,506	—	6,506	—

Total assets	$344,658	$338,152	$6,506	$—

Liabilities
Foreign currency derivative contracts	$5,281	$—	$5,281	$—

Total liabilities	$5,281	$—	$5,281	$—

Description	December 31, 2010	Fair value measurement at reporting date using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Short term investments:
Money market mutual funds	$70,796	$70,796	$—	$—
Non convertible debentures	1,119	—	1,119	—
Foreign exchange derivative contracts	1,049	—	1,049	—

Total current assets	$72,964	$70,796	$2,168	$—

Other investments:
Non convertible debentures	$2,237	$—	$2,237	$—

Total assets	$2,237	$—	$2,237	$—

Liabilities
Foreign exchange derivative contracts	$255	$—	$255	$—

Total liabilities	$255	$—	$255	$—

14.	Employee Benefits

Defined Contribution Plan

The Company’s eligible employees in India participate in the Employees’ Provident Fund (the “Provident Fund”), which is a defined contribution plan. The employee and the Company make monthly contributions of a specified percentage of salary to the Provident Fund, which is administered by the prescribed authority in India. The aggregate contributions along with interest thereon are paid at retirement, death, incapacitation or termination of employment. The Company’s contribution to the Provident Fund for the three months ended June 30, 2011 and 2010 was $1.5 million and $0.6 million, respectively. The Company’s contribution for the six months ended June 30, 2011 and 2010 was $2.2 million and $1.2 million, respectively.

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table sets forth the net periodic cost recognized by the Company in respect of such plan.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net periodic plan cost
Service cost	$426	$289	$680	$504
Interest cost	190	51	276	103
Expected return on plan asset	(149)	(54)	(220)	(108)
Recognized net actuarial (gain) loss	19	(11)	3	(6)

Net periodic plan cost for the period	$486	$275	$739	$493

15.	Share-based compensation

During the three and six months ended June 30, 2011, the Company granted 30,000 and 158,000 stock options, respectively, and 1,843,000 and 1,963,411 restricted stock awards, respectively. During the three and six months ended June 30, 2010, the Company granted 295,000 and 479,238 stock options, respectively, and 5,000 and 250,733 restricted stock awards, respectively. During the period from May 16, 2011 through June 30, 2011, Patni granted 12,000 options for Patni common shares.

The dividends paid on unvested restricted stock awards are charged to compensation cost. For the six months ended June 30, 2010, the Company recorded $0.06 million as compensation cost for dividends paid on shares of unvested restricted stock.

Share-based compensation expense recorded in income from operations during the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Share-based compensation recorded in
—Cost of revenues	$630	$415	$1,054	$859
—Selling, general and administrative expense	2,387	1,385	3,471	2,200

Total share-based compensation expense	$3,017	$1,800	$4,525	$3,059

During the three months ended June 30, 2011 and 2010, the Company issued 0.1 million and 0.4 million shares, respectively upon exercise of stock options and awards. During the six months ended June 30, 2011 and 2010, the Company issued 0.3 million and 0.5 million shares, respectively upon exercise of stock options and awards.

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16.	Other income (expense), net

Components of other income (expense) for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Investment income	$3,179	$722	$4,205	$1,193
Gain on sale of fixed assets	22	19	26	1,137
Gain on sale of investments in affiliate	—	—	—	568
Other	110	6	177	21

Other income (expense), net	$3,311	$747	$4,408	$2,919

17.	Concentration of revenues

The following is a concentration of iGATE revenues greater than 10% by customer for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Royal Bank of Canada	17%	36%	24%	35%
General Electric Company	12%	20%	14%	20%

18.	Share capital

On May 5, 2011, the Company’s shareholders approved an amendment to increase the number of authorized shares of Common Stock issuable under the articles of incorporation from 100,000,000 to 700,000,000.

19.	Segment information

Following the Patni Acquisition, the Company’s Chief Executive Officer, who is the chief decision making officer, determined that the business will be operated and managed through the following segments: (a) iGATE Corporation and its subsidiaries other than Patni and (b) Patni. The consolidated financial results include the Patni results with effect from May 16, 2011. As a result, no comparative information is provided for the Patni segment for the three and six months ended June 30, 2011.

The following table presents selected financial information for the Company’s reporting segments for the three and six months ended June 30, 2011 and June 30, 2010, respectively:

	Three Months Ended
	June 30, 2011			June 30, 2010
	iGATE	Patni	Total	iGATE
External revenues	$76,504	$93,913	$170,417	$66,849

Income (loss) from operations	$11,058	$(1,325)	9,733	11,490

Interest expense			(13,199)	(14)
Foreign exchange gain, net			5,875	243
Other income, net			3,311	747
Equity income in investment in affiliate			10	—

Income before income taxes			$5,730	$12,466

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30, 2011
	June 30, 2011			June 30, 2010
	iGATE	Patni	Total	iGATE
External revenues	$152,302	$93,913	$246,215	$124,739

Income (loss) from operations	$18,007	$(1,325)	16,682	22,475

Interest expense			(13,288)	(33)
Foreign exchange gain (loss), net			24,720	(1,078)
Other income, net			4,408	2,919
Equity income in investment in affiliate			10	—

Income before income taxes			$32,532	$24,283

The Patni segment accounted for $93.9 million of revenues (net of intercompany revenues of $0.4 million) and earnings of $2.7 million for the period from May 16, 2011 to June 30, 2011.

20.	Guarantor Subsidiaries — Supplemental condensed consolidating financial information

In connection with the consummation of the Patni Acquisition, the Company issued the Notes which are the senior unsecured obligations of the Company. The Notes are guaranteed by the Company’s wholly owned domestic subsidiaries iGATE Technologies Inc., iGATE Inc. and iGATE Holding Corporation (collectively, the “Guarantors”). The Company has not included separate financial statements of the Guarantors because they are wholly-owned by the Company, the guarantees issued are full and unconditional, and the guarantees are joint and several.

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed consolidating financial information for the Company and the Guarantors are as follows (in thousands):

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2011

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$6,694	$89,244	$—	95,938
Short-term investments	—	—	338,152	—	338,152
Accounts receivable, net	—	11,024	144,268	(297)	154,995
Unbilled revenues	—	3,101	65,677	(210)	68,568
Prepaid expenses and other current assets	4,882	258	19,579	—	24,719
Foreign exchange derivative contracts	—	—	7,256	—	7,256
Prepaid income taxes	—	—	8,747	(1,415)	7,332
Deferred tax assets	—	—	24,557	—	24,557
Receivable from group companies.	104,477	5,360	—	(109,629)	208

Total current assets	109,359	26,437	697,480	(111,551)	721,725
Investment in affiliate	—	—	427	—	427
Investment in subsidiaries	330,000	50,000	1,239,098	(1,619,098)	—
Intercorporate loan	770,000	1,007,000	—	(1,777,000)	—
Deposits and other assets	27,793	2	117,188	—	144,983
Property and equipment, net	—	463	220,435	—	220,898
Deferred tax assets	—	—	24,331	—	24,331
Intangible assets, net	—	—	188,135	—	188,135
Goodwill	—	1,026	627,204	(150)	628,080

Total assets	$1,237,152	$1,084,928	$3,114,298	$(3,507,799)	$1,928,579

LIABILITIES, PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$138	$8,256	—	8,394
Line of credit	—	—	45,000	—	45,000
Accrued payroll and related costs	—	2,113	85,537	—	87,650
Other accrued liabilities	11,962	4,333	65,231	(459)	81,067
Foreign exchange derivative contracts	—	—	690	—	690
Payable to group companies	—	—	54,127	(54,127)	—
Accrued income taxes	—	2,449	—	(1,415)	1,034
Deferred revenue	—	215	19,265	—	19,480

Total current liabilities	11,962	9,248	278,106	(56,001)	243,315
Senior notes	770,000	—	—	—	770,000
Other long-term liabilities	—	770,000	1,012,444	(1,777,000)	5,444
Foreign exchange derivative contracts	—	—	5,341	—	5,341
Accrued income taxes	—	—	17,300	—	17,300
Deferred tax liabilities	—	—	66,275	—	66,275

Total liabilities	781,962	779,248	1,379,466	(1,833,001)	1,107,675

Series B Preferred stock	335,067	—	—	—	335,067
Shareholders’ equity:
Common shares, par value $0.01 per share:	575	330,000	58,833	(388,833)	575
Common shares held in treasury, at cost, 990,102 shares	(14,714)	—	—	—	(14,714)
Additional paid-in capital	179,866	844	1,512,125	(1,497,938)	194,897
Retained earnings	(45,604)	(24,826)	159,678	(328)	88,920
Accumulated other comprehensive loss	—	(338)	4,196	(62)	3,796

Total shareholders’ equity	120,123	305,680	1,734,832	(1,887,161)	273,474

Non-controlling interest	—	—	—	212,363	212,363
Total liabilities, preferred stock and shareholders’ equity	$1,237,152	$1,084,928	$3,114,298	$(3,507,799)	$1,928,579

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2010

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$6,198	$61,726	$—	$67,924
Short-term investments	—	—	71,915	—	71,915
Accounts receivable, net	—	8,752	29,194	—	37,946
Unbilled revenues	—	2,051	11,842	—	13,893
Prepaid expenses and other current assets	—	174	5,206	—	5,380
Foreign exchange derivative contracts	—	—	794	—	794
Prepaid income taxes	—	—	59	(59)	—
Deferred tax assets	—	—	5,422	—	5,422
Receivable from group companies.	137,501	(24,073)	(57,253)	(56,035)	140

Total current assets	137,501	(6,898)	128,905	(56,094)	203,414
Deposits and other assets	—	2	5,441	—	5,443
Property and equipment, net	—	237	52,713	—	52,950
Deferred tax assets	—	—	10,117	—	10,117
Intangible assets, net	—	—	1,378	—	1,378
Goodwill	—	1,026	30,865	(150)	31,741

Total assets	$137,501	$(5,633)	$229,419	$(56,244)	$305,043

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$—	$19	$3,272	—	3,291
Accrued payroll and related costs	—	1,497	18,212	—	19,709
Other accrued liabilities	—	6,413	24,941	—	31,354
Accrued income taxes	—	774	—	(59)	715
Deferred revenue	—	305	362	—	667

Total current liabilities	—	9,008	46,787	(59)	55,736
Other long-term liabilities	—	—	1,251	—	1,251

Total liabilities	—	9,008	48,038	(59)	56,987

Shareholders’ equity:
Common shares, par value $0.01 per share:	572	—	2,903	(2,903)	572
Common shares held in treasury, at cost, 990,102 shares	(14,714)	—	—	—	(14,714)
Additional paid-in capital	176,012	844	64,911	(53,378)	188,389
Retained earnings	(24,369)	(15,004)	114,688	159	75,474
Accumulated other comprehensive loss	—	(481)	(1,121)	(63)	(1,665)

Total shareholders’ equity	137,501	(14,641)	181,381	(56,185)	248,056

Total liabilities and shareholders’ equity	$137,501	$(5,633)	$229,419	$(56,244)	$305,043

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR SIX MONTHS ENDED JUNE 30, 2011

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues	$—	$37,036	$230,559	$(21,380)	$246,215
Cost of revenues (exclusive of depreciation and amortization)	—	28,841	148,537	(21,380)	155,998

Gross margin	—	8,195	82,022	—	90,217
Selling, general and administrative expense	—	13,436	48,734	—	62,170
Depreciation and amortization	—	67	11,298	—	11,365

Income (loss) from operations	—	(5,308)	21,990	—	16,682
Interest expense	(12,742)	—	(546)	—	(13,288)
Other income, net	—	18	29,120	—	29,138

Income loss before income taxes	(12,742)	(5,290)	50,564	—	32,532
Income tax expense	—	4,532	5,575	—	10,107

Net income (loss)	$(12,742)	$(9,822)	$44,989	$—	$22,425

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR SIX MONTHS ENDED JUNE 30, 2010

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues	$—	$15,514	$118,071	$(8,846)	$124,739
Cost of revenues (exclusive of depreciation and amortization)	—	9,961	74,953	(8,846)	76,068

Gross margin	—	5,553	43,118	—	48,671
Selling, general and administrative expense	—	3,539	18,309	—	21,848
Depreciation and amortization	—	109	4,239	—	4,348

Income from operations	—	1,905	20,570	—	22,475
Interest expense	—	—	(33)	—	(33)
Other income, net	—	567	1,274	—	1,841

Income before income taxes	—	2,472	21,811	—	24,283
Income tax expense	—	1,003	512	—	1,515

Net income	$—	$1,469	$21,299	$—	$22,768

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THREE MONTHS ENDED JUNE 30, 2011

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues	$—	$18,401	$163,124	$(11,108)	$170,417
Cost of revenues (exclusive of depreciation and amortization)	—	15,275	107,036	(11,108)	111,203

Gross margin	—	3,126	56,088	—	59,214
Selling, general and administrative expense	—	3,847	36,576	—	40,423
Depreciation and amortization	—	39	9,019	—	9,058

Income (loss) from operations	—	(760)	10,493	—	9,733
Interest expense	(12,742)	—	(457)	—	(13,199)
Other income, net	—	19	9,177	—	9,196

Income (loss) before income taxes	(12,742)	(741)	19,213	—	5,730
Income tax (benefit) expense	—	(3,890)	5,134	—	1,244

Net income (loss)	$(12,742)	$3,149	$14,079	$—	$4,486

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THREE MONTHS ENDED JUNE 30, 2010

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues	$—	$10,983	$61,420	$(5,554)	$66,849
Cost of revenues (exclusive of depreciation and amortization)	—	6,481	40,463	(5,554)	41,390

Gross margin	—	4,502	20,957	—	25,459
Selling, general and administrative expense	—	2,939	8,904	—	11,843
Depreciation and amortization	—	36	2,090	—	2,126

Income from operations	—	1,527	9,963	—	11,490
Interest expense	—	—	(14)	—	(14)
Other (expense) income, net	—	(19)	1,009	—	990

Income before income taxes	—	1,508	10,958	—	12,466
Income tax expense	—	962	350	—	1,312

Net income	$—	$546	$10,608	$—	$11,154

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR SIX MONTHS ENDED JUNE 30, 2011

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net income	$(12,742)	$(9,822)	$45,476	$(487)	$22,425
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	—	67	11,298	—	11,365
Stock based compensation	—	1,378	3,147	—	4,525
Write off of software implementation costs	—	—	1,196	—	1,196
Provision for lease termination	—	—	446	—	446
Realized gain on investments	—	—	(1,945)	—	(1,945)
Provision for doubtful debts	—	8	394	—	402
Deferred income taxes	—	—	(336)	—	(336)
Gain on sale of fixed assets	—	—	(26)	—	(26)
Equity income in investment in affiliate	—	—	(10)	—	(10)
Unrealized gain on fair value hedges	—	—	(313)	—	(313)
Debt issuance amortization costs	780	—	—	—	780
Deferred rent	—	—	24	—	24
Tax benefits related to stock option exercises	—	—	(787)	—	(787)
Working capital items:
Accounts receivable and unbilled revenue	—	(3,331)	(951)	507	(3,775)
Intercorporate current account	35,919	(30,821)	206,826	(211,924)	—
Prepaid and other assets	—	(84)	(2,661)	—	(2,745)
Accounts payable	—	318	(268)	(459)	(409)
Accrued and other liabilities	11,124	22	(224,391)	212,363	(882)
Deferred revenue	—	(89)	211	—	122

Net cash flows provided by operating activities	$35,081	$(42,354)	$37,330	$—	$30,057

Cash Flows From Investing Activities:
Purchase of property and equipment	—	(293)	(8,347)	—	(8,640)
Proceeds from sale of property and equipment	—	—	16	—	16
Purchase of available-for-sale investments	—	—	(197,361)	—	(197,361)
Proceeds from maturities and sale of available-for-sale investments	—	—	258,290	—	258,290
Receipts from (payments for) lease deposits	—	—	2,210	—	2,210
Intercorporate loan	(770,000)	(1,007,000)	—	1,777,000
Payment for investment in subsidiary	(330,000)	(50,000)	(1,168,404)	380,000	(1,168,404)

Net cash flows used in investing activities	$(1,100,000)	$(1,057,293)	$(1,113,596)	$2,157,000	$(1,113,889)

Cash Flows From Financing Activities:
Payments on capital leases	—	—	(137)	—	(137)
Line of credit	—	—	45,000	—	45,000
Preferred stock, net of issuance costs	326,575	—	(3)	—	326,572
Senior notes, net of issuance costs	770,000	—	—	—	770,000
Payment of debt issuance costs	(32,610)	—	—	—	(32,610)
Purchase of subsidiary’s stock	(8)	—	—	—	(8)
Net proceeds from exercise of stock options	959	330,000	50,000	(380,000)	959
Tax benefits related to stock option exercises	—	—	787	—	787
Intercorporate loan	—	770,000	1,007,000	(1,777,000)	—

Net cash flows used in financing activities	$1,064,916	$1,100,000	$1,102,647	$(2,157,000)	$1,110,563

Effect of currency translation	3	144	1,136	—	1,283

Net change in cash and cash equivalents	—	497	27,517	—	28,014
Cash and cash equivalents, beginning of period	—	6,198	61,726	—	67,924

Cash and cash equivalents, end of period	$—	$6,695	$89,243	—	$95,938

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR SIX MONTHS ENDED JUNE 30, 2010

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net income	$—	$1,466	$21,302	$—	$22,768
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	—	109	4,239	—	4,348
Stock based compensation	—	1,166	1,833	—	2,999
Realized gain on investments	—	—	(1,130)	—	(1,130)
Provision for doubtful debts	—	—	(34)	—	(34)
Deferred income taxes	—	—	(2,937)	—	(2,937)
Gain on sale of fixed assets	—	—	(1,137)	—	(1,137)
Gain on sale of investments in affiliates	—	(568)	—	—	(568)
Deferred rent	—	—	77	—	77
Tax benefits related to stock option exercises	(288)	—		—	(288)
Working capital items:
Accounts receivable and unbilled revenue	—	(8,512)	(4,467)	—	(12,979)
Intercorporate current account	3,259	2,145	(5,404)	—	—
Prepaid and other assets	—	(209)	80	—	(129)
Accounts payable	70	3	(40)	—	33
Accrued and other liabilities	288	2,009	3,010	—	5,307
Deferred revenue	—	147	(188)	—	(41)
Restructuring reserve	—	—	(45)	—	(45)

Net cash flows provided by operating activities	$3,329	$(2,244)	$15,159	$—	$16,244

Cash Flows From Investing Activities:
Purchase of property and equipment	—	—	(5,437)	—	(5,437)
Proceeds from sale of property and equipment	—	—	2,896	—	2,896
Purchase of available-for-sale investments	—	—	(44,025)	—	(44,025)
Proceeds from maturities and sale of available-for-sale investments	—	—	25,158	—	25,158
Receipts from (payments for) lease deposits	—	—	181	—	181
Proceeds from sale of investments in affiliates	—	568	—	—	568

Net cash flows used in investing activities	$—	$568	$(21,227)	$—	$(20,659)

Cash Flows From Financing Activities:
Payments on capital leases	—	—	(94)	—	(94)
Dividends paid	(6,076)	—	—	—	(6,076)
Purchase of subsidiary’s stock	—	(22)	—	—	(22)
Net proceeds from exercise of stock options	2,457	(1,166)	(968)	—	323
Payment of withholding taxes related to restricted stock	—	—	(865)	—	(865)
Tax benefits related to stock option exercises	288	—	—	—	288

Net cash flows used in financing activities	$(3,331)	$(1,188)	$(1,927)	$—	$(6,446)

Effect of currency translation	2	(327)	475	—	150

Net change in cash and cash equivalents	—	(3,191)	(7,520)	—	(10,711)
Cash and cash equivalents, beginning of period	—	6,066	23,499	—	29,565

Cash and cash equivalents, end of period	$—	$2,875	$15,979	$—	$18,854

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

21.	Commitments and contingencies

Capital commitments

As of June 30, 2011, the Company has open purchase orders totaling $ 5.9 million to purchase property and equipment.

Bank guarantees

As of June 30, 2011, guarantees and letters of credit provided by banks on behalf of the Company’s subsidiaries, iGS and Patni, to customs authorities and vendors for capital procurements aggregated to $4.9 million. These guarantees and letters of credit have a remaining term of approximately one to three years.

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

Contingencies

As of June 30, 2011, iGS has open tax demands amounting to $0.6 million including interest of $0.1 million issued by the Indian Income tax department pertaining to assessment years 2004-05 and 2006-07 disallowing the tax benefits under Section 10A of the Indian Income Tax Act, 1961 (“Act”). iGS has appealed with the Commissioner of Income Tax (Appeals) (“CIT Appeals”) and Income Tax Appellate Tribunal (“ITAT”). Pending the disposal of the appeals, the entire demand has been paid by the Company and recorded as advance payment of income taxes. During the six months ended June 30, 2011, iGS has received the final assessment order with a demand of $2.4 million including interest of $0.7 million issued by the Income tax department pertaining to the assessment year 2007-08 disallowing tax benefits under Section 10A of the Act transfer pricing adjustment for the interest on loans to its subsidiary. iGS has filed an appeal with the CIT Appeals. iGS has paid $1.6 million of the demand and the remaining has been stayed until disposal of the appeal and recorded as advance payment of income taxes.

Based on management’s assessment of the tax demands received by iGS and on advice of its counsel, the Company believes that it is not probable that a loss will result from the above tax demands.

As of June 30, 2011, CIT Appeals and ITAT allowed the tax benefits claimed under section 10A of the Act made by iGS amounting to $1.2 million pertaining to the demand issued by the Income tax department for the assessment years 2001-02, 2002-03 and 2003-04. The tax department is on appeal on this matter to the High Court.

The Indian Income tax department had earlier rejected a claim by Patni under Section 10A of the Act and raised a demand of approximately $14.1 million including an interest demand of $4.2 million for assessment year 2004-05 and $5.9 million including an interest demand of $3.1 million for assessment year 2002-03 in December 2006 and December 2007, respectively. However on appeal, in 2008 the CIT Appeals had allowed the claim in favour of Patni under Section 10A of the Act. The Indian Income tax department has appealed against the CIT Appeals orders in respect of assessment year 2002-03 and 2004-05 in the ITAT.

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Management considers these demands against Patni to be without merit, and therefore no provision for this tax contingency has been established.

In December 2008, Patni received a demand of approximately $10.3 million for the assessment year 2003-04 including an interest demand of $5.8 million and another demand in January 2009 of approximately $25.4 million for the assessment year 2005-06 including an interest demand of approximately $9.5 million. These demands also relate to the disallowance of tax benefits under Section 10A of the Act, as per earlier assessments. In June 2010, the Company filed a further extension for stay of demand. As per the stay of demand order, until June 2011, Patni has paid the sum of $1.5 million for the assessment year 2003-04 and $5.3 million for the assessment year 2005-06 in respect of the matters under appeal and recorded as advance payment of income taxes. Management considers these demands against Patni to be without merit, and therefore no provision for this tax contingency has been established.

In November 2010, Patni received a demand order for assessment year 2006-07 for a sum of $28.2 million including an interest demand of $9.9 million disallowing tax benefits under Section 10A of the Act as per the earlier assessments, as well as making a Transfer Pricing Adjustment for the Company’s BPO operations. Patni has filed the appeal before the ITAT and also filed an appeal for the stay of demand with the tax department. Management considers these disallowances against Patni to be without merit, and therefore no provision for this tax contingency has been established.

In December 2010, the Indian Income tax department issued to Patni a draft assessment order for assessment year 2007-08 disallowing tax benefits under Section 10A of the Act as per the earlier assessments, as well as making a Transfer Pricing Adjustment for delayed recoveries from Associate’s Enterprises. Patni has filed the objections against the draft order before the Dispute Resolution Panel (“DRP”) newly set up under the Act. Management considers these disallowances against Patni to be without merit, and therefore no provision for this tax contingency has been established.

22.	Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard update, which amends the fair value measurement guidance and includes some enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The standard is effective for fiscal years beginning after December 15, 2011. The Company will adopt this standard in the first quarter of 2012 and is currently evaluating its impact on our financial statements and disclosures.

In June 2011, the FASB issued a new accounting standard, which eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. Instead, an entity will be required to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. The standard is effective for fiscal years beginning after December 15, 2011. The Company will adopt this standard in the first quarter of 2012.

23.	Recently Adopted Accounting Pronouncements

In October 2009, the FASB issued ASU No. 2009-13 “Revenue recognition — Multiple deliverable revenue arrangements”. The ASU provides amendments to the criteria in “Revenue recognition — multiple element arrangements” for separating consideration in multiple element arrangements. The amendments in this ASU establish a selling price hierarchy for determining the selling price of a deliverable. Further, the term fair value in the revenue guidance will be replaced with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a market place participant. The amendments in this ASU will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this ASU did not have a significant impact on the Company’s financial position and results as of and for the three and six months ended June 30, 2011.

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

24.	Subsequent Events

The Company has evaluated subsequent events through the date of filing the financial statements and no events have occurred from the balance sheet date that would impact the Consolidated Financial Statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the statements in this Form 10-Q contain statements that are not historical facts and that constitute “forward-looking statements” within the meaning of such term under the Private Securities Litigation Reform Act of 1995. These forward-looking statements include our financial growth and liquidity projections as well as statements concerning our plans, strategies, intentions and beliefs concerning our business, cash flows, costs and the markets in which we operate. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify certain forward-looking statements. These forward-looking statements are based on information currently available to us, and we assume no obligation to update these statements as circumstances change. There are risks and uncertainties that could cause actual events to differ materially from these forward-looking statements. While we cannot predict all of the risks and uncertainties, they include, but are not limited to, our ability to predict our financial performance, our ability to manage growth and the integration of iGATE and Patni, our relationship with Patni, the level of market demand for our services, the highly-competitive market for the types of services that we offer, the impact of competitive factors on profit margins, market conditions that could cause our customers to reduce their spending for our services, our ability to create, acquire and build new businesses and grow our existing businesses, our ability to attract and retain qualified personnel, our ability to reduce costs and conserve cash, currency fluctuations and market conditions in India and elsewhere around the world, political and military tensions in India and Southern Asia, changes in generally accepted accounting principles and/or their interpretation and other risks that are described in more detail in our filings with the Securities and Exchange Commission, including this Form 10-Q and our Form 10-K (“Form 10-K”) for the year ended December 31, 2010 and Patni Computer Systems Limited Form 20-F for the year ended December 31, 2010.

Unless otherwise indicated or the context otherwise requires, all references in this report to “iGATE”, the “Company”, “us”, “our”, or “we” are to iGATE Corporation, a Pennsylvania corporation, and its consolidated subsidiaries. Unless otherwise indicated or the context otherwise requires, all references in this report to “Patni” are to Patni Computer Systems Limited, a majority-owned subsidiary of iGATE. iGATE Corporation, formerly named iGATE Capital Corporation, through its operating subsidiaries, is a worldwide provider of Information Technology (“IT”) and IT-enabled operations offshore outsourcing services to large and medium-sized organizations. These services include client/server design and development, conversion/migration services, offshore outsourcing, enterprise resource planning (“ERP”) package implementation and integration services, software development and applications maintenance outsourcing.

Website Access to SEC Reports

The Company’s website is http://www.igatepatni.com. The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, Patni’s Annual Report on Form 20-F, reports on Form 6-K and any amendments to these reports are available free of charge on the Investors page of the Company’s website as soon as reasonably practicable after the reports are filed electronically with the Securities and Exchange Commission.

Business Overview

We are a worldwide outsourcing provider of integrated end-to-end offshore centric information technology (“IT”) and IT-enabled operations solutions and services. Our clients are primarily Global 2000 customers from the financial services, insurance, manufacturing, retail, healthcare, and media and entertainment industries. We work with clients to optimize their businesses, secure year-on-year cost benefits, and tie costs to business needs and results. Our IT services include client/server design and development, conversion/migration services, offshore business services provisioning, enterprise resource planning (“ERP”) package implementation and integration services, software development and applications maintenance outsourcing technology and process consulting, data warehousing, enterprise solutions, application development, testing services, infrastructure management services and business process outsourcing (“BPO”). We also offer Integrated Technology and Operations (“iTOPS”) solutions that integrate IT outsourcing and IT-enabled operations offshore outsourcing solutions and services seamlessly. In addition to cost savings, the iTOPS model provides clients with innovative ways to enhance the quality and performance of their operations through better alignment of business processes to IT infrastructure.

We believe our innovative approach of integrating IT and IT-enabled operations and our ability to leverage a global delivery model provide our clients with clearly differentiated and demonstrated value. We employ an offshore/nearshore delivery model with over 26,000 employees worldwide. Our global delivery model leverages both onsite delivery and comprehensive offshore services, depending upon a client’s location and preferences. We target large and medium-sized organizations across a diverse set of industries, including financial services, insurance, manufacturing, retail, healthcare and media and entertainment. We were founded in 1986 and our principal executive office is located in Fremont, California. We have operations in India, Canada, the United States, Europe, Mexico, Singapore, Malaysia, Japan, China, Turkey, UAE, Romania, and Australia.

A majority of our clients have headquarters in North America and operate internationally. iGATE has 26,395 employees as of June 30, 2011.

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

We service customers in a wide range of industries. Our largest customer is Royal Bank of Canada (“RBC”) which accounted for approximately 24% and 35% of revenues for the six months ended June 30, 2011 and June 30, 2010, respectively. Our second largest customer, General Electric Company (“GE”), accounted for approximately 14% and 20% of revenues for the six months ended June 30, 2011 and 2010, respectively. iGATE is a Global Preferred Partner of RBC.

Recent Developments

Consummation of the Patni Acquisition

On May 12, 2011, we completed the acquisition of a majority stake in Patni Computer Systems Limited (the “Patni Acquisition”). Patni Computer Systems Limited (“Patni”) is a company incorporated in India under the Indian Companies Act, 1956. Patni is engaged in IT consulting, software development and business process outsourcing (“BPO”). It provides multiple service offerings to its clients across various industries including banking and insurance; manufacturing, retail and distribution; life sciences; product engineering; and communications, media and entertainment and utilities. Patni’s various service offerings include application development and maintenance, enterprise software and systems integration services, business and technology consulting, product engineering services, infrastructure management services, customer interaction services and BPO, quality assurance and engineering services. The Patni Acquisition was valued at $1.2 billion.

Since the actual results from May 12, 2011 through May 15, 2011 were not material, for convenience we utilized May 15, 2011 as the acquisition date. The results of operations of Patni for the period from May 16, 2011 to June 30, 2011 have been included in our consolidated results for the three and six months ended June 30, 2011.

Preferred Stock Issuance

On January 10, 2011, we entered into a securities purchase agreement with Viscaria Limited, a company backed by funds advised by Apax Partners LLP and Apax Partners, L.P., to raise equity financing to pay a portion of the cash consideration for the Patni Acquisition. Under the securities purchase agreement, we agreed to sell to Viscaria Limited, in a private placement, up to 480,000 shares of newly designated 8.00% Series B Convertible Participating Preferred Stock, no par value per share (the “Series B Preferred Stock”), for an aggregate purchase price of up to $480 million. On February 1, 2011, we issued 210,000 shares of Series B Preferred Stock to Viscaria Limited for a consideration of $210 million and on May 9, 2011 we issued an additional 120,000 shares for a consideration of $ 120 million.

Debt issuance

On April 29, 2011, we issued $770 million of 9.0% senior notes due May 1, 2016 (the “Notes”) through a private placement pursuant to an Indenture (the “Indenture”) by and among the Company, iGATE Technologies Inc., and Wilmington Trust FSB (now known as Wilmington Trust, National Association), as trustee (“Trustee”), as supplemented by the Supplemental Indenture, dated as of May 12, 2011, by and among the Company, iGATE Technologies, Inc, iGATE Holding Corporation and iGATE, Inc. (collectively, the “Guarantors”) and the Trustee. The interest is payable semi-annually in cash in arrears on May 1 and November 1 of each year, beginning on November 1, 2011. The Notes are senior unsecured obligations of the Company, guaranteed by the Company’s restricted subsidiaries, as defined in the Indenture.

The terms of the Indenture governing the Notes, among other things, limits our ability and our restricted subsidiaries to (i) incur additional indebtedness or issue certain preferred stock; (ii) pay dividends on, or make distributions in respect of, their capital stock or repurchase their capital stock; (iii) make certain investments or other restricted payments; (iv) sell certain assets; (v) create liens or use assets as security in other transactions; (vi) merge, consolidate or transfer or dispose of substantially all of their assets; and (vii) engage in certain transactions with affiliates. These covenants are subject to a number of important limitations and exceptions that are described in the Indenture. The Indenture also contains certain financial covenants relating to Consolidated Priority Debt Leverage Ratio and a Fixed Charge Coverage Ratio that we are required to comply with, when any of the above events occur. As of June 30, 2011, no such events have occurred.

The Notes are redeemable, in whole or in part, at any time on or after May 1, 2014, at the redemption prices specified in the Indenture, together with accrued and unpaid interest, if any, to the redemption date. At any time prior to May 1, 2014, we may redeem up to 35% of the aggregate principal amount of the Notes with the net cash proceeds from certain equity offerings at a redemption price equal to 109.000% of the principal amount thereof, together with accrued and unpaid interest, if any, to the redemption date. In addition, at any time prior to November 1, 2014, we may redeem the Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the Notes so redeemed, plus a “make whole” premium as defined in the Indenture, together with accrued and unpaid interest, if any, to the redemption date.

Upon the occurrence of a change of control triggering event specified in the Indenture, we must offer to purchase the Notes at a redemption price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase.

Line of credit

On February 21, 2011, the Company entered into an arrangement with Standard Chartered Bank for availing an unsecured revolving working credit facility of $70 million at an annual interest rate of LIBOR plus 195 basis points, renewable on an annual basis. During the six months ended June 30, 2011, the Company borrowed $45 million under this line of credit at an average interest rate of 2.41%.

On May 10, 2011, the Company entered into a credit agreement with DBS Bank LTD., Singapore, as administrative agent for the Lenders named therein and DBS Bank LTD., Bangalore Branch, as lead arranger, for revolving credit commitments in an aggregate principal U.S. Dollar Equivalent of $50 million maturing on May 16, 2016. The proceeds are to be used for working capital and other general corporate purposes. The facility carries an interest rate of LIBOR plus 280 basis points. As of June 30, 2011, the Company did not have any outstanding borrowings under this facility.

Reportable Financial Segments

Following the Patni Acquisition, the Company’s Chief Executive Officer, who is the chief decision making officer, determined that the business will be operated and managed through the following segments: (a) iGATE Corporation and its subsidiaries other than Patni and (b) Patni.

Critical Accounting Policies

Our critical accounting policies are described in the summary of significant accounting policies as discussed in Note 1 of our Form 10-K.

Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard update, which amends the fair value measurement guidance and includes some enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The standard is effective for fiscal years beginning after December 15, 2011. The Company will adopt this standard in the first quarter of 2012 and is currently evaluating its impact on our financial statements and disclosures.

In June 2011, the FASB issued a new accounting standard, which eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. Instead, an entity will be required to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. The standard is effective for fiscal years beginning after December 15, 2011. The Company will adopt this standard in the first quarter of 2012.

Recently Adopted Accounting Pronouncements

In October 2009, the FASB issued ASU No. 2009-13 “Revenue recognition—Multiple deliverable revenue arrangements”. The ASU provides amendments to the criteria in “Revenue recognition—multiple element arrangements” for separating consideration in multiple element arrangements. The amendments in this ASU establish a selling price hierarchy for determining the selling price of a deliverable. Further, the term fair value in the revenue guidance will be replaced with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a market place participant. The amendments in this ASU will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this ASU did not have a significant impact on the Company’s financial position and results as of and for the three and six months ended June 30, 2011.

Results of Operations

Following the Patni Acquisition, the Company’s Chief Executive Officer, who is the chief decision making officer, determined that the business will be operated and managed through the following segments: (a) iGATE Corporation and its subsidiaries other than Patni and (b) Patni. The consolidated financial results include the Patni results with effect from May 16, 2011. As a result, no comparative information is provided for the Patni segment for the three and six months ended June 30, 2011.

Results of Operations for the Three Months Ended June 30, 2011 as Compared to the Three Months Ended June 30, 2010:

	Three Months Ended
	June 30, 2011				June 30, 2010
	iGATE	Patni*	Eliminations	Total
Revenues	$76,553	$94,268	$(404)	$170,417	$66,849
Cost of revenues **	47,995	63,612	(404)	111,203	41,390

Gross margin	28,558	30,656	—	59,214	25,459
Selling, general and administrative expense	14,991	25,432	—	40,423	11,843
Depreciation and amortization	2,509	6,549	—	9,058	2,126

Income (loss) from operations	$11,058	$(1,325)	$—	9,733	11,490

Interest expense				(13,199)	(14)
Foreign exchange gain, net				5,875	243
Other income, net				3,311	747
Equity income of affiliated companies				10	—

Income before income taxes				5,730	12,466
Income tax expense				1,244	1,312

Net income				4,486	11,154
Non-controlling interest				487	—

Net income attributable to iGATE Corporations				3,999	—
Accretion to preferred stock				115	—
Preferred dividend				5,639	—

Net income (loss) attributable to iGATE Corporation common shareholders’				$(1,755)	$11,154

*	Patni results are for the period from May 16, 2011 through June 30, 2011
**	Cost of revenues is exclusive of depreciation and amortization

Revenues

Consolidated revenues for the three months ended June 30, 2011 were $170.4 million as compared to $66.8 million for the three months ended June 30, 2010. The significant increase in the revenues was mainly due to the Patni Acquisition. The Patni segment accounted for $93.9 million or 55.3% of consolidated revenues (net of intercompany revenues of $0.4 million).

The iGATE segment accounted for $76.6 million (44.7% of consolidated revenues) for the three months ended June 30, 2011, an increase of $9.7 million, or 14.5%, as compared to $66.8 million for the three months ended June 30, 2010. The revenue increase for the periods presented is directly attributable to a combination of increased business with our recurring customers, favorable movement in currency markets and new customer wins. There was an increase in average billable headcount from 7,432 for the three months ended June 30, 2010 to 7,552 for the three months ended June 30, 2011. Revenues increased due to the increased volume by 10.0% and favorable movement in currency markets by 4.5% for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. Our top five customers accounted for 70.8% and 72.5% of the revenue for the three months ended June 30, 2011 and 2010, respectively.

Gross margin

Consolidated gross margin was $59.2 million or 34.7% of consolidated revenues for the three months ended June 30, 2011, as compared to $25.5 million or 38.1% of consolidated revenues for the three months ended June 30, 2010. The increase in gross margin in absolute terms was mainly due to the Patni Acquisition. The Patni segment accounted for $30.7 million (51.8% of consolidated gross margin) or 32.5% of the segment revenues.

The iGATE segment gross margin was $28.5 million (48.2% of consolidated gross margin) or 37.3% of the segment revenues for the three months ended June 30, 2011, as compared to $25.5 million or 38.1% of the segment revenues for the three months ended June 30, 2010. The decrease in gross margin is due to salary increments in 2011.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) include all costs that are not directly associated with revenue-generating activities. SG&A expenses include employee costs, corporate costs and facilities costs. Employee costs include selling, marketing and administrative salaries and related employee benefits, travel, recruiting and training costs. Corporate costs include costs such as acquisition costs, legal, accounting and outside consulting fees. Facilities costs primarily include rent and communications costs.

Consolidated SG&A costs for the three months ended June 30, 2011 were $40.4 million or 23.7% of consolidated revenues, as compared to $11.8 million or 17.7% of consolidated revenues for the three months ended June 30, 2010. The significant increase in SG&A costs was mainly due to the Patni Acquisition. The Patni segment accounted for $25.4 million or 62.9% of consolidated SG&A costs.

The iGATE segment accounted for $15.0 million (37.1% of consolidated SG&A costs) or 19.6% of the segment revenues, as compared to $11.8 million or 17.7% of segment revenues for the three months ended June 30, 2010. The net employee cost increased by $0.7 million for the three months ended June 30, 2011, as compared to three months ended June 30, 2010, mainly due to an increase in salaries, bonus and benefits of $0.9 million, travel expense and related costs of $0.1 million which was partly offset by a decrease in recruitment expense of $0.3 million. The net corporate cost increased by $1.8 million for the three months ended June 30, 2011 mainly due to expenses associated with the Patni Acquisition of $1.1 million and $0.7 million increase in outside professional services, marketing, accounting, insurance, bad debts and administrative charges. The net facilities costs increased by a $0.7 million for the three months ended June 30, 2011, mainly due to an increase in rental, office and building maintenance and communication related expenses. The increase in SG&A cost includes an unfavorable movement of the U.S. Dollar against other currencies amounting to $0.1 million.

Depreciation and amortization costs

Consolidated depreciation and amortization costs for the three months ended June 30, 2011 were $9.1 million or 5.3% of consolidated revenues, as compared to $2.1 million or 3.2% of consolidated revenues for the three months ended June 30, 2010. The significant increase in depreciation and amortization costs is mainly due to the Patni Acquisition. The Patni segment accounted for $6.5 million or 72.3% of consolidated depreciation and amortization costs.

The iGATE segment accounted for $2.5 million or 3.3% of the segment revenues for the three months ended June 30, 2011, as compared to $2.1 million or 3.2% of segment revenues for the three months ended June 30, 2010.

Operating income

Consolidated operating income was $9.7 million or 5.7% of consolidated revenues for the three months ended June 30, 2011 and $11.5 million or 17.2% of consolidated revenues for the three months ended June 30, 2010. This decrease is due to onetime expenses associated with the Patni Acquisition amounting to $1.1 million or 0.6% of consolidated revenues. The Patni segment accounted for a loss of $1.3 million or 0.8% of consolidated revenues. The loss in Patni is mainly due to incremental depreciation on step up value of property and equipment and amortization of customer relationships amounting to $3.0 or 1.8% of consolidated revenues and onetime termination costs amounting to $6.0 million or 3.5% of consolidated revenues.

The iGATE segment accounted for $11.1 million or 14.4% of the segment revenues for the three months ended June 30, 2011 and 17.2% of revenues for the three months ended June 30, 2010. This decrease was due to onetime expenses associated with the Patni Acquisition amounting to $1.1 million or 1.5% of the segment revenues recorded for the three months ended June 30, 2011 and increase in selling, general and administrative expenses.

Interest expense

We issued 9% senior notes on April 29, 2011 and recorded interest expense of $12.0 million for the three months ended June 30, 2011. We also amortized the debt issuance costs of $0.8 million for the three months ended June 30, 2011. The interest expense recorded on our $45 million line of credit at an effective interest rate of 2.41% amounted to $0.3 million for the three months ended June 30, 2011.

Foreign exchange gain/(loss), net

Foreign exchange gain was $5.9 million for the three months ended June 30, 2011 as compared to $0.2 million for the three months ended June 30, 2010. The significant increase in foreign exchange gain is mainly due to the Patni Acquisition. The Patni segment accounted for $3.3 million foreign exchange gain.

The favorable foreign currency movement related to foreign currency derivative contracts entered into in connection with the Patni Acquisition resulted in a realized gain of $1.3 million for the three months ended June 30, 2011.

We recognized favorable foreign currency movement resulting in the realized gain of $0.4 million on settlement of cash flow hedges for the three months ended June 30, 2011 as compared to loss of $0.3 million for the three months ended June 30, 2010.

We also recognized a favorable foreign currency gain of $0.5 million on remeasurement of escrow account balance for the three months ended June 30, 2011 and $0.4 million of favorable foreign currency gain related to our intercompany debt in India as compared to gain of $0.5 million for the three months ended June 30, 2010.

Other income, net

Our investment income for the three months ended June 30, 2011 totaled $3.3 million as compared to $0.7 million for the three months ended June 30, 2010. The significant increase in investment income is mainly due to the Patni Acquisition. The Patni segment accounted for $2.9 million investment income.

The iGATE segment investment income for the three months ended June 30, 2011 totaled $0.4 million as compared to $0.7 million for the three months ended June 30, 2010. In the 2011 second quarter, we liquidated the investments to fund the Patni Acquisition, which reduced investment income as compared to the three months ended June 30, 2010.

Income taxes

Our effective tax rate was 21.7% and 10.5% during the three months ended June 30, 2011 and 2010, respectively. The increase in effective tax rate is mainly due to the expiry of the tax holiday on our foreign earnings in March 2011.

Non controlling interest

We recorded $0.5 million share of profits of non controlling interest in Patni representing 17.85% share of net income of $2.7 million of Patni.

Preferred dividend

On February 1, 2011, pursuant to the securities purchase agreement with Viscaria Limited dated January 10, 2011, we issued 210,000 shares of Series B Preferred Stock for a consideration of $210 million and an additional 120,000 shares was issued on May 9, 2011 for a consideration of $120 million. We have accrued for cumulative dividends of $5.6 million at a rate of 8.00% per annum, compounded quarterly, for the three months ended June 30, 2011.

Results of Operations for the Six Months Ended June 30, 2011 as Compared to the Six Months Ended June 30, 2010:

	Six Months Ended
	June 30, 2011				June 30, 2010
	iGATE	Patni*	Eliminations	Total
Revenues	$152,351	$94,268	$(404)	$246,215	$124,739
Cost of revenues**	92,790	63,612	(404)	155,998	76,068

Gross margin	59,561	30,656	—	90,217	48,671
Selling, general and administrative expense	36,738	25,432	—	62,170	21,848
Depreciation and amortization	4,816	6,549	—	11,365	4,348

Income (loss) from operations	$18,007	$(1,325)	$—	16,682	22,475

Interest expense				(13,288)	(33)
Foreign exchange gain/(loss), net				24,720	(1,078)
Other income, net				4,408	2,919
Equity income of affiliated companies				10	—

Income before income taxes				32,532	24,283
Income tax expense				10,107	1,515

Net income				$22,425	$22,768
Non-controlling interest				487	—

Net income attributable to iGATE Corporation				21,938	—
Accretion to preferred stock				130	—
Preferred dividend				8,362	—

Net income attributable to iGATE Corporation common shareholders				$13,446	$22,768

*	Patni results are for the period from May 16, 2011 through June 30, 2011
**	Cost of revenues is exclusive of depreciation and amortization

Revenues

Consolidated revenues for the six months ended June 30, 2011 were $246.2 million as compared to $124.7 million for the six months ended June 30, 2010. The significant increase in the revenues is mainly due to the Patni Acquisition. The Patni segment accounted for $94.3 million or 38.2% of total revenues (net of intercompany revenues of $0.4 million).

The iGATE segment accounted for $152.4 million (61.8% of consolidated revenues) for the six months ended June 30, 2011, an increase of $27.6 million, or 22.1%, as compared to $124.7 million for the six months ended June 30, 2010. The revenue increase for the periods presented is directly attributable to a combination of increased business with our recurring customers, favorable movement in currency markets and new customer wins. There was an increase in average billable headcount from 7,069 for the six months ended June 30, 2010 to 7,596 for the six months ended June 30, 2011. Revenues increased due to increased volume by 13.8%, increased average blended realization rate by 4.3% and favorable movement in currency markets by 4.0% for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. Our top five customers accounted for 72.1% and 72.6% of the revenue for the six months ended June 30, 2011 and 2010, respectively.

Gross margin

Consolidated gross margin was $90.2 million or 36.6% of consolidated revenues (“gross margin percentage”) for the six months ended June 30, 2011, as compared to $48.7 million or 39.0% as a percentage of consolidated revenues for the six months ended June 30, 2010. The increase in gross margin in absolute terms is mainly due to the Patni Acquisition. The Patni segment accounted for $30.7 million (34.0% of consolidated gross margin) or 32.5% of the segment revenues.

The iGATE segment gross margin was $59.6 million (66.0% of consolidated gross margin) or 39.1% of the segment revenues for the six months ended June 30, 2011, as compared to $48.7 million or 39.0% of the segment revenues for the six months ended June 30, 2010.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) include all costs that are not directly associated with revenue-generating activities. SG&A expenses include employee costs, corporate costs and facilities costs. Employee costs include selling, marketing and administrative salaries and related employee benefits, travel, recruiting and training costs. Corporate costs include costs such as acquisition costs, legal, accounting and outside consulting fees. Facilities costs primarily include rent and communications costs.

Consolidated SG&A costs for the six months ended June 30, 2011 were $62.2 million or 25.2% of consolidated revenues, as compared to $21.8 million or 17.5% of consolidated revenues for the six months ended June 30, 2010. The significant increase in SG&A costs is mainly due to the Patni Acquisition. The Patni segment accounted for $25.4 million or 40.9% of consolidated SG&A costs.

The iGATE segment accounted for $36.7 million (59.1% of consolidated SG&A costs) or 24.1% of the segment revenues for the six months ended June 30, 2011, as compared to $21.8 million or 17.5% of the segment revenues for the six months ended June 30, 2010. The net employee cost increased by $1.9 million for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010, mainly due to increase in salaries, bonus and benefits by $1.7 million and travel and related costs of $0.5 million which is partly offset by a decrease in recruitment expense of $0.3 million. The net corporate cost increased by $11.8 million for the six months ended June 30, 2011, mainly due to expenses associated with the Patni Acquisition of $9.0 million, lease termination costs of $0.5 million, SAP software write off charges of $1.5 million and an increase in outside professional services, accounting and administrative charges by $0.7 million. The net facilities costs increased by $1.2 million for the six months ended June 30, 2011, mainly due to an increase in rental, office and building maintenance and communication related expenses. The increase in S,G&A cost includes an unfavorable movement of the U.S. Dollar against other currencies amounting to $0.2 million.

Depreciation and amortization

Consolidated depreciation and amortization costs for the six months ended June 30, 2011 were $11.4 million or 4.6% of consolidated revenues, as compared to $4.3 million or 3.5% of consolidated revenues for the three months ended June 30, 2010. The significant increase in depreciation and amortization costs is mainly due to the Patni Acquisition. The Patni segment accounted for $6.5 million or 57.6% of consolidated depreciation and amortization costs.

The iGATE segment accounted for $4.8 million or 3.2% of the segment revenues for the six months ended June 30, 2011, as compared to $4.3 million or 3.5% of revenues for the six months ended June 30, 2010.

Operating income

Consolidated operating income was $16.7 million or 6.8% of consolidated revenues for the six months ended June 30, 2011 and $22.5 million or 18.0% of consolidated revenues for the six months ended June 30, 2010. This decrease is due to onetime expenses associated with the Patni Acquisition amounting to $1.1 million or 0.4% of consolidated revenues. The Patni segment accounted for a loss of $1.3 million or 0.5% of consolidated revenues. The loss in Patni is mainly due to incremental depreciation on step up value of property and equipment and amortization of customer relationships amounting to $3.0 or 1.2% of consolidated revenues and onetime termination costs amounting to $6.0 million or 2.4% of consolidated revenues.

The iGATE segment accounted for $18.0 million or 11.8% of the segment revenues for the six months ended June 30, 2011 and 18.0% of revenue for the six months ended June 30, 2010. The decrease in operating income percentage was mainly due to onetime expenses associated with the Patni Acquisition amounting to $11.0 or 7.2% of the segment revenues recorded for the six months ended June 30, 2011.

Interest expense

We issued 9% senior notes on April 29, 2011 and recorded an interest expense of $12.0 million for the current period. We also amortized the debt issuance costs of $0.8 million for the current period. The interest expense recorded on our $45 million line of credit at effective interest rate of 2.41% amounted to $0.3 million for the six months ended June 30, 2011.

Foreign exchange gain/(loss), net

Foreign exchange gain was $24.7 million for the six months ended June 30, 2011 as compared to foreign exchange loss of $1.1 million for the six months ended June 30, 2010.

The favorable foreign currency movement related to foreign currency derivative contracts entered into in connection with the Patni Acquisition resulted in a realized gain of $15.0 million which was partly offset by realized loss on settled contracts amounting to $0.6 million for the six months ended June 30, 2011.

The Company also recognized favorable foreign currency movement resulting in the realized gain of $0.7 million on settlement of cash flow hedges for the six months ended June 30, 2011 as compared to loss of $1.0 million for the six months ended June 30, 2010.

We also recognized a favorable foreign currency gain of $5.1 million on remeasurement of escrow account balance for the six months ended June 30, 2011 and $0.6 million of favorable foreign currency gain related to our intercompany debt in India as compared to unfavourable foreign currency loss of $0.1 million for the six months ended June 30, 2010.

The Patni segment accounted for $3.3 million foreign exchange gain.

Other income, net

Our investment income for the six months ended June 30, 2011 totaled $4.4 million as compared to $2.9 million for the six months ended June 30, 2010. The Patni segment contributed $2.9 million investment income.

The iGATE segment investment income for the six months ended June 30, 2011 totaled $1.4 million as compared to $1.2 million for the six months ended June 30, 2010. In the second quarter of 2011, we liquidated our investments to fund the Patni Acquisition, which reduced investment income as compared to the six months ended June 30, 2010.

We recognized gain on sale of fixed assets of $1.1 million and gain on sale of investment in affiliate of $0.6 million during the six months ended June 30, 2010.

Income taxes

Our effective tax rate was 31.1% and 6.2% during the six months ended June 30, 2011 and 2010, respectively. The increase in effective tax rate is mainly due to the expiry of the tax holiday on our foreign earnings in March 2011.

Non controlling interest

We recorded $0.5 million share of profits of non controlling interest in Patni representing 17.85% share of net income of $2.7 million of Patni.

Preferred dividend

On February 1, 2011, pursuant to the securities purchase agreement with Viscaria Limited dated January 10, 2011, we issued 210,000 shares of Series B Preferred Stock for a consideration of $210 million and an additional 120,000 shares was issued on May 9, 2011 for a consideration of $120 million. We have accrued for cumulative dividends of $8.4 million, at a rate of 8.00% per annum, compounded quarterly for the six months ended June 30, 2011.

Liquidity and Capital Resources

Cash from Operations

Cash provided by operations was $30.1 million for the six months ended June 30, 2011. Factors contributing to our cash provided by operations were income from operations of $22.4 million for the period and an increase of deferred revenue of $0.1 million which was offset by a increase in accounts receivable and unbilled revenues of $3.8 million, increase in prepaid and other assets of $2.7 million, decrease in accrued and other liabilities of $0.9 million, decrease in accounts payable of $0.4 million. During the period, significant non-cash items totaled $17.6 million and included depreciation and amortization costs of $11.4 million, stock based compensation expense of $4.5 million, SAP software write off costs of $1.2 million, lease termination charges of $0.4 million, provision for doubtful debts of $0.4 million, amortization of debt issuance costs of $0.8 million offset by deferred income taxes of $0.3 million and tax benefits related to stock option exercises of $0.8 million.

Cash provided by operations was $16.2 million for the six months ended June 30, 2010. Factors contributing to our cash provided by operations were income from operations of $22.8 million for the period and an increase of accrued and other liabilities of $5.0 million offset by an increase in prepaid and other assets of $0.1 million, increase in accounts receivable and unbilled receivables of $13.0 million. During the period, significant non-cash items totaled $4.5 million and included depreciation and amortization costs of $4.3 million and stock based compensation expense of $3.0 million offset by deferred income taxes of $2.9 million.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2011 was $1.1 billion, as compared to cash used in investing activities of approximately $20.7 million for the six months ended June 30, 2010.

On May 12, 2011, we completed the Patni Acquisition for net cash consideration of $1.2 billion, partly offset by the net proceeds from the sale of our investments amounting to $60.9 million.

During the six months ended June 30, 2011, we incurred the capital expenditure of $8.6 million. During the six months ended June 30, 2010, we had sold an office buildings located in Bangalore, India for a consideration of $2.8 million, purchased additional investments of $19.9 million and incurred the capital expenditure of $5.4 million.

Financing Activities

Cash provided by financing activities for the six months ended June 30, 2011 was $1.1 billion, as compared to use of $6.4 million for the six months ended June 30, 2010.

On February, 1, 2011, we issued Series B Preferred Stock amounting to $210 million and an additional $120 million on May 9, 2011. Proceeds from such issuance, net of related costs of $3.4 million amounted to $326.6 million. Proceeds from the sale of the Series B Preferred Stock were used to finance the Patni Acquisition.

On February 21, 2011, we entered into an arrangement with Standard Chartered Bank for availing an unsecured revolving working credit facility of $70 million at an annual interest rate of LIBOR plus 195 basis points, renewable on an annual basis. During the six months period ending June 30, 2011, we borrowed $45.0 million under this line of credit at an effective interest rate of 2.41%.

On April 29, 2011, we issued $770 million ($737 million, net of commitment, placement and other financing and professional fees) aggregate principal amount of 9.0% Senior Notes due 2016 (“Notes”) in a private placement for financing a portion of the Patni Acquisition. The Notes require semi-annual interest payments on May 1 and November 1.

Dividends paid amounted to $6.1 million for the three months ended March 31, 2010 and no dividends were paid during the current period, as the Board of Directors decided to retain the 2010 profits for funding the Patni Acquisition. The net proceeds from exercise of employee stock options were $1.0 million and $0.3 million for the six months ended June 30, 2011 and 2010, respectively.

Our cash, cash equivalents and short-term investments as of June 30, 2011 were $434.1 million as compared to $139.8 million as of December 31, 2010. We believe that cash generated from operations along with the unutilized line of credit arrangements will be adequate to meet our reasonably foreseeable operating liquidity requirements.

On May 10, 2011, we entered into an arrangement with DBS Bank LTD., Singapore, as administrative agent for the Lenders and DBS Bank LTD., Bangalore Branch, as lead arranger, for Revolving Credit Commitments an unsecured revolving working credit facility of $50 million, maturing on My 16, 2016, at an annual interest rate of LIBOR plus 280 basis points. As of June 30, 2011, we did not have any borrowing outstanding under this facility.

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

As of June 30, 2011, the potential gain or loss in the fair value of iGS outstanding foreign currency contracts assuming hypothetical 10%, 5%, 2% and 1% fluctuations in currency rates would be approximately:

	Valuation given X% decrease In Rupee / USD rate				Fair Value as of June 30, 2011	Valuation given X% increase in Rupee / USD rate
	(10%)	(5%)	(2%)	(1%)		1%	2%	5%	10%
Rupee to U.S. Rate	40.22	42.46	43.80	44.24	44.60	45.14	45.58	46.92	49.16
Derivative Instruments	$74.7	$34.7	$12.6	$5.6	$(1.3)	$(8.1)	$(14.7)	$(33.9)	$(63.5)

Seasonality

Our operations are generally not affected by seasonal fluctuations. However, our consultants’ billable hours are affected by national holidays and vacation policies, which vary by country and by operating company.

Economic Trends and Outlook

According to Gartner Inc., an IT research and advisory company, the IT Services industry worldwide IT spending is forecasted to total $846 billion in 2011, a 6.6 % increase from 2010 revenue of nearly $793 billion.

The global economic recovery continues, modest growth in IT spending is expected. However, the potential for event-driven disruptions such as the recent earthquake and tsunami in Japan, or general global economic slowdowns would likely have an adverse impact on the IT spending. The IT industry is aggressively pursuing innovations that it expects to stimulate demand beyond such modest growth. Besides organic growth, IT service providers are also aggressively pursuing mergers and acquisitions to stimulate growth. We believe that our business model is somewhat diversified, both geographically and operationally—we serve both IT and IT enabled solutions. We believe our strategy of a global delivery model and the Patni Acquisition positions us well to provide a greater breadth of services in catering to market needs and opportunities.

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

Except for changes made as part of the integration of Patni, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The certification required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits 31.1 and 31.2, respectively, to this quarterly report on Form 10-Q.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

The following risk factors are added to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010 and our Form 10-Q for the quarter ended March 31, 2011.

The future results of the Company will suffer if the Company does not effectively manage its expanded operations following the Patni Acquisition.

Following the Patni Acquisition, the size of iGATE’s business has increased significantly beyond its prior size. The Company’s future success depends, in part, upon its ability to manage this expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. There can be no assurances that the Company will be successful or that it will realize the expected operating efficiencies, cost savings, revenue enhancements and other benefits currently anticipated from the Patni Acquisition.

ITEM 6.	EXHIBITS

3.1	Third Amended and Restated Articles of Incorporation of iGATE Corporation, dated May 5, 2011, is incorporated by reference to Exhibit 3.1 to iGATE’s Form 8-K, filed on May 11, 2011.

10.1	iGATE Corporation 2011 Annual Incentive Compensation Plan , is incorporated by reference to Annex B to iGATE’s Definitive Proxy Statement filed on April 13, 2011. *

10.2	Credit Agreement, dated as of May 10, 2011, among iGATE Corporation, as borrower, DBS Bank Ltd., Singapore, as administrative agent, and the other lenders named therein is incorporated by reference to Exhibit 10.1 to iGATE’s Form 8-K, filed on May 16, 2011.

10.3	Employment Contract, dated July 1, 2011, between Suresh Anantha Narayanan and iGATE Technologies, Inc. is incorporated by reference to Exhibit 10.1 to iGATE’s Form 8-K, filed on July 7, 2011. *

10.4	Employment Contract, dated July 1, 2011, between Srinivas Rao Kandula and iGATE Technologies, Inc. is incorporated by reference to Exhibit 10.2 to iGATE’s Form 8-K, filed on July 7, 2011. *

10.5	Employment Contract, dated July 1, 2011, between Sujit Sircar and iGATE Global Solutions Limited is incorporated by reference to Exhibit 10.3 to iGATE’s Form 8-K, filed on July 7, 2011. *

10.6	Purchase Agreement between Patni Computer Systems Limited and Cymbal Corporation dated November 3, 2004 is incorporated by reference to Exhibit 10.3 to Patni’s Form F-1, filed November 17, 2005.

10.7	Lease Deed entered into between Patni Computer Systems Limited and State Industrial Promotion Corporation of Tamil Nadu Limited (SIPCOT), filed September 30, 2004 is incorporated by reference to Exhibit 10.4 to Patni’s Form F-1, dated November 17, 2005.

10.9	Consultancy Agreement between Patni Computer Systems Limited and Patni Americas Inc. (formally Patni Computer Systems Inc) dated October 27, 2000 is incorporated by reference to Exhibit 10.6 to Patni’s Form F-1, filed November 17, 2005.

10.11	Information Technology Services Agreement between General Electric International Inc. and Patni Computer Systems Inc. dated November 12, 2003 is incorporated by reference to Exhibit 10.8 to Patni’s Form F-1, filed November 17, 2005.

10.12	Amendment to Information Technology Services Agreement between General Electric International Inc. and Patni Computer Systems Inc. dated August 3, 2006 is incorporated by reference to Exhibit 4.9 to Patni’s Form 20-F/A, dated March 5, 2008.

10.13	Restricted Stock Award Agreement between iGATE and Phaneesh Murthy, dated May 12, 2011 is filed herewith. *

10.14	Performance-Based Restricted Stock Award Agreement between iGATE and Phaneesh Murthy, dated May 12, 2011 is filed herewith. *

10.15	Restricted Stock Award Agreement between iGATE and Sujit Sircar, dated May 12, 2011 is filed herewith. *

10.16	Performance-Based Restricted Stock Award Agreement between iGATE and Sujit Sircar, dated May 12, 2011 is filed herewith. *

10.17	Restricted Stock Award Agreement between iGATE and Sean Suresh Narayanan, dated May 12, 2011 is filed herewith. *

10.18	Performance-Based Restricted Stock Award Agreement between iGATE and Sean Suresh Narayanan, dated May 12, 2011 is filed herewith. *

10.19	Restricted Stock Award Agreement between iGATE and Srinivas Kandula, dated May 12, 2011 is filed herewith. *

10.20	Performance-Based Restricted Stock Award Agreement between iGATE and Srinivas Kandula, dated May 12, 2011 is filed herewith. *

10.21	Restricted Stock Award Agreement between iGATE and Jason Trussell, dated June 15, 2011 is filed herewith. *

10.22	Performance-Based Restricted Strock Agreement between iGATE and Jason Trussell, dated June 15, 2011 is filed herewith. *

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer is filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer is filed herewith.

101.INS	XBRL Instance Document.†

101.SCH	XBRL Taxonomy Extension Schema Document.†

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.†

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.†

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.†

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.†

*	Denotes a compensatory plan or arrangement.
†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of August 2011.

iGATE CORPORATION

August 9, 2011	/S/ PHANEESH MURTHY
Phaneesh Murthy Chief Executive Officer and Director

/S/ SUJIT SIRCAR
Sujit Sircar Chief Financial Officer

EXHIBIT INDEX

3.1	Third Amended and Restated Articles of Incorporation of iGATE Corporation, dated May 5, 2011, is incorporated by reference to Exhibit 3.1 to iGATE’s Form 8-K, filed on May 11, 2011.

10.1	iGATE Corporation 2011 Annual Incentive Compensation Plan , is incorporated by reference to Annex B to iGATE’s Definitive Proxy Statement filed on April 13, 2011. *

10.2	Credit Agreement, dated as of May 10, 2011, among iGATE Corporation, as borrower, DBS Bank Ltd., Singapore, as administrative agent, and the other lenders named therein is incorporated by reference to Exhibit 10.1 to iGATE’s Form 8-K, filed on May 16, 2011.

10.3	Employment Contract, dated July 1, 2011, between Suresh Anantha Narayanan and iGATE Technologies, Inc. is incorporated by reference to Exhibit 10.1 to iGATE’s Form 8-K, filed on July 7, 2011. *

10.4	Employment Contract, dated July 1, 2011, between Srinivas Rao Kandula and iGATE Technologies, Inc. is incorporated by reference to Exhibit 10.2 to iGATE’s Form 8-K, filed on July 7, 2011. *

10.5	Employment Contract, dated July 1, 2011, between Sujit Sircar and iGATE Global Solutions Limited is incorporated by reference to Exhibit 10.3 to iGATE’s Form 8-K, filed on July 7, 2011. *

10.6	Purchase Agreement between Patni Computer Systems Limited and Cymbal Corporation dated November 3, 2004 is incorporated by reference to Exhibit 10.3 to Patni’s Form F-1, filed November 17, 2005.

10.7	Lease Deed entered into between Patni Computer Systems Limited and State Industrial Promotion Corporation of Tamil Nadu Limited (SIPCOT), filed September 30, 2004 is incorporated by reference to Exhibit 10.4 to Patni’s Form F-1, dated November 17, 2005.

10.9	Consultancy Agreement between Patni Computer Systems Limited and Patni Americas Inc. (formally Patni Computer Systems Inc) dated October 27, 2000 is incorporated by reference to Exhibit 10.6 to Patni’s Form F-1, filed November 17, 2005.

10.11	Information Technology Services Agreement between General Electric International Inc. and Patni Computer Systems Inc. dated November 12, 2003 is incorporated by reference to Exhibit 10.8 to Patni’s Form F-1, filed November 17, 2005.

10.12	Amendment to Information Technology Services Agreement between General Electric International Inc. and Patni Computer Systems Inc. dated August 3, 2006 is incorporated by reference to Exhibit 4.9 to Patni’s Form 20-F/A, dated March 5, 2008.

10.13	Restricted Stock Award Agreement between iGATE and Phaneesh Murthy, dated May 12, 2011 is filed herewith. *

10.14	Performance-Based Restricted Stock Award Agreement between iGATE and Phaneesh Murthy, dated May 12, 2011 is filed herewith. *

10.15	Restricted Stock Award Agreement between iGATE and Sujit Sircar, dated May 12, 2011 is filed herewith. *

10.16	Performance-Based Restricted Stock Award Agreement between iGATE and Sujit Sircar, dated May 12, 2011 is filed herewith. *

10.17	Restricted Stock Award Agreement between iGATE and Sean Suresh Narayanan, dated May 12, 2011 is filed herewith. *

10.18	Performance-Based Restricted Stock Award Agreement between iGATE and Sean Suresh Narayanan, dated May 12, 2011 is filed herewith. *

10.19	Restricted Stock Award Agreement between iGATE and Srinivas Kandula, dated May 12, 2011 is filed herewith. *

10.20	Performance-Based Restricted Stock Award Agreement between iGATE and Srinivas Kandula, dated May 12, 2011 is filed herewith. *

10.21	Restricted Stock Award Agreement between iGATE and Jason Trussell, dated June 15, 2011 is filed herewith. *

10.22	Performance-Based Restricted Stock Agreement between iGATE and Jason Trussell, dated June 15, 2011 is filed herewith. *

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer is filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer is filed herewith.

101.INS	XBRL Instance Document.†

101.SCH	XBRL Taxonomy Extension Schema Document.†

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.†

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.†

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.†

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.†

*	Denotes a compensatory plan or arrangement.
†	Furnished herewith.