Form 10-Q
period 2011-09-30
IGATE CORP
filed 2011-11-07
CIK 1024732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding as of October 31, 2011 was 56,608,684.

iGATE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2011

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

iGATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	$265,724	$74,845	$511,939	$199,584
Cost of revenues (exclusive of depreciation and amortization)	167,565	45,378	323,563	121,446

Gross margin	98,159	29,467	188,376	78,138
Selling, general and administrative expense	46,745	12,056	108,915	33,904
Depreciation and amortization	13,667	2,251	25,032	6,599

Income from operations	37,747	15,160	54,429	37,635
Interest expense	(19,546)	(47)	(32,834)	(80)
Foreign exchange (loss) gain, net	(7,874)	(75)	16,846	(1,153)
Equity in loss in affiliated company	(62)	—	(52)	—
Other income, net	4,145	1,083	8,553	4,002

Income before income taxes	14,410	16,121	46,942	40,404
Income tax (benefit) expense	(2,793)	1,856	7,314	3,371

Net income	17,203	14,265	39,628	37,033
Non-controlling interest	2,950	—	3,437	—

Net income attributable to iGATE Corporation	14,253	14,265	36,191	37,033
Accretion to preferred stock	84	—	214	—
Preferred dividend	6,769	—	15,131	—

Net income attributable to iGATE Corporation common shareholders	$7,400	$14,265	$20,846	$37,033

Distributed earnings per share:
Common stock	$—	$—	$—	$0.11
Unvested restricted stock	—	—	—	0.11
Basic earnings per share:
Common stock	$0.10	$0.25	$0.28	$0.66
Unvested restricted stock	0.10	0.25	0.28	0.66
Diluted earnings per share	$0.10	$0.25	$0.28	$0.65

See accompanying notes.

iGATE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	September 30, 2011 (unaudited)	December 31, 2010 (audited)
ASSETS
Current assets:
Cash and cash equivalents	$84,956	$67,924
Short-term investments	347,453	71,915
Accounts receivable, net	148,452	37,946
Unbilled revenues	79,191	13,893
Prepaid expenses and other current assets	21,782	5,380
Foreign exchange derivative contracts	694	794
Prepaid income taxes	17,244	—
Deferred tax assets	27,242	5,422
Receivable from Mastech Holdings Inc.	233	140

Total current assets	727,247	203,414
Investment in affiliate	387	—
Deposits and other assets	131,415	5,443
Prepaid income taxes	6,210	—
Property and equipment, net	195,913	52,950
Deferred tax assets	25,320	10,117
Goodwill	575,443	31,741
Intangible assets, net	167,805	1,378

Total assets	$1,829,740	$305,043

LIABILITIES, PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,656	$3,291
Line of credit	52,000	—
Accrued payroll and related costs	73,401	19,709
Other accrued liabilities	95,000	31,354
Foreign exchange derivative contracts	8,804	—
Accrued income taxes	4,727	715
Deferred revenue	21,043	667

Total current liabilities	263,631	55,736
Other long-term liabilities	5,618	1,251
Senior notes	770,000	—
Foreign exchange derivative contracts	5,428	—
Accrued income taxes	24,220	—
Deferred tax liabilities	58,020	—

Total liabilities	1,126,917	56,987

Commitments and Contingencies (Note 21)
Series B Preferred stock, without par value: 480,000 shares authorized; 330,000 shares issued and outstanding as of September 30, 2011	341,919	—

iGATE Corporation shareholders’ equity:
Preferred shares, without par value: 19,520,000 and 20,000,000 shares authorized as of September 30, 2011 and December 31, 2010, respectively; 1 share held in treasury	—	—
Common shares, par value $0.01 per share:
700,000,000 shares and 100,000,000 shares authorized as of September 30, 2011 and December 31, 2010, respectively and 57,588,354 and 57,216,747 shares issued as of September 30, 2011 and December 31, 2010, respectively; 56,598,252 and 56,226,645 shares outstanding as of September 30, 2011 and December 31, 2010, respectively	578	572
Common shares held in treasury, at cost, 990,102 shares	(14,714)	(14,714)
Additional paid-in capital	198,870	188,389
Retained earnings	96,320	75,474
Accumulated other comprehensive loss	(135,462)	(1,665)

Total iGATE Corporation shareholders’ equity	145,592	248,056
Noncontrolling interest	215,312	—

Total equity	360,904	248,056

Total liabilities, preferred stock and shareholders’ equity	$1,829,740	$305,043

See accompanying notes.

iGATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	Nine Months ended September 30,
	2011	2010
Cash Flows From Operating Activities:
Net income	$39,628	$37,033
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	25,032	6,599
Stock based compensation	8,868	4,822
Write off of software implementation costs	1,196	—
Provision for lease termination	446	—
Realized gain on investments	(2,034)	(1,928)
Equity income in investment in affiliate	52	—
Provision (recovery) for doubtful debts	453	(297)
Unrealized gain on derivative contracts	(5,730)	—
Deferred income taxes	(11,518)	(4,568)
Gain on sale of fixed assets	(24)	(1,341)
Gain on sale of investments in affiliate	—	(568)
Deferred rent	50	89
Interest on senior notes	29,429	—
Amortization of debt issuance costs	2,309	—
Tax benefits related to stock option exercises	(830)	(572)
Working capital items, net of effects from acquisition:
Accounts receivable and unbilled revenue	(21,467)	(21,630)
Prepaid and other assets	(9,844)	(464)
Accounts payable	4,252	124
Accrued and other liabilities	158	14,251
Deferred revenue	63	(498)
Restructuring reserve	—	(43)

Net cash flows provided by operating activities	60,489	31,009

Cash Flows From Investing Activities:
Purchase of property and equipment	(12,946)	(11,720)
Proceeds from sale of property and equipment	205	3,234
Purchase of available-for-sale investments	(370,455)	(57,046)
Proceeds from maturities and sale of available-for-sale investments	391,928	35,685
Receipts from lease deposits	2,164	28
Payment for acquisitions, net of cash acquired	(1,168,404)	—
Proceeds from sale of investments in affiliates	—	568

Net cash flows used in investing activities	(1,157,508)	(29,251)

Cash Flows From Financing Activities:
Payments on capital leases	(303)	(163)
Proceeds from line of credit	52,000	—
Proceeds from sale of preferred stock, net of issuance costs	326,572	—
Proceeds from issuance of senior notes	770,000	—
Payment of debt issuance costs	(33,456)	—
Dividends paid	—	(6,076)
Purchase of subsidiary’s stock	(8)	(39)
Proceeds from exercise of stock options	1,132	1,698
Payment of withholding taxes related to restricted stock	—	(964)
Tax benefits related to stock option exercises	830	572

Net cash flows provided by (used in) financing activities	1,116,767	(4,972)

Effect of currency translation	(2,716)	1,228

Net change in cash and cash equivalents	17,032	(1,986)
Cash and cash equivalents, beginning of period	67,924	29,565

Cash and cash equivalents, end of period	$84,956	$27,579

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

The accompanying balance sheet and financial information as of December 31, 2010 is derived from audited financial statements but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2010.

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

On May 12, 2011, the Company completed the acquisition of a majority stake in Patni (the “Patni Acquisition”). Patni is a company incorporated in India under the Indian Companies Act, 1956. Patni is engaged in IT consulting, software development and business process outsourcing (“BPO”). Patni provides multiple service offerings to its clients across various industries including banking and insurance; manufacturing, retail and distribution; life sciences; product engineering; and communications, media and entertainment and utilities. The various service offerings include application development and maintenance, enterprise software and systems integration services, business and technology consulting, product engineering services, infrastructure management services, customer interaction services and BPO, quality assurance and engineering services. We believe our strategy of a global delivery model and the Patni Acquisition positions us well to provide a greater breadth of services in catering to market needs and opportunities.

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

The acquisition has been accounted for under the acquisition method of accounting in accordance with Accounting Standards Codification No. 805, “Business Combination”. The total purchase price has been allocated to Patni’s net tangible and intangible assets based on their estimated fair values at the date of acquisition. The purchase price allocation is based upon preliminary estimates and assumptions that may be subject to change during the measurement period (up to one year from the acquisition date). Since the actual results from May 12, 2011 through May 15, 2011 were not material, for convenience the Company utilized May 15, 2011 as the acquisition date. The excess purchase price beyond amounts allocated to net tangible and intangible assets has been recorded as goodwill. We generally do not expect the goodwill recognized to be deductible for income tax purposes. The results of operations of Patni for the period from July 1, 2011 to September 30, 2011 and for the period from May 16, 2011 to September 30, 2011 have been included in the Company’s consolidated results for the three and nine months ended September 30, 2011, respectively.

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the preliminary allocation of the assets acquired and liabilities assumed (dollars in thousands):

Amount
Property and equipment	$168,986
Intangible assets	187,129
Other assets:
Cash and cash equivalents	70,694
Short-term investments	326,035
Accounts receivable	111,251
Unbilled revenues	56,976
Prepaid expenses and other current assets	18,056
Deposits and other assets	117,519
Investment in affiliate	416
Deferred tax liabilities, net	(31,848)
Accounts payable	(4,870)
Accrued expenses	(72,858)
Other accrued liabilities	(32,243)
Accrued income taxes	(22,756)
Deferred revenue	(17,782)
Other long-term liabilities	(21,419)

853,286
Non controlling interest	(211,876)
Goodwill	597,688

Total purchase price	$1,239,098

As of September 30, 2011, certain property and equipment, intangible assets and deferred revenue as well as the related income tax effects are preliminary and subject to change during the measurement period.

The following unaudited pro forma results of operations of the Company for the nine months ended September 30, 2011 and 2010 assume that the Patni acquisition occurred at the beginning of the comparable period. The pro forma amounts include certain adjustments, including interest expense, depreciation and amortization expense, income taxes, and dividends on the Series B Convertible Participating Preferred Stock, and adjustments for recurring cost savings related to termination of the services of certain employees and vacating certain redundant facilities identified by the management in a formal plan at the date of acquisition. We have also adjusted the one-time termination costs included in Patni earnings.

	Nine Months Ended September 30,
	2011	2010
Pro forma revenues	$791,696	$718,241
Pro forma net income attributable to iGATE Corporation common shareholders	$43,082	$55,736
Pro forma earnings per share
Basic	$0.57	$0.76
Diluted	$0.56	$0.75

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	Goodwill and Intangible Assets

The changes in the carrying value of goodwill for the nine months ended September 30, 2011 (in thousands):

Amount
Goodwill as of December 31, 2010	$31,741
Acquisition	597,688
Foreign currency translation effect	(53,986)

Goodwill as of September 30, 2011	$575,443

The changes in the carrying value of intangible assets for the nine months ended September 30, 2011 (in thousands):

Amount
Intangible assets as of December 31, 2010	$1,378
Acquisition	187,129
Foreign currency translation effect	(15,754)
Amortization	(4,948)

Intangible assets as of September 30, 2011	$167,805

Intangible assets acquired primarily relate to customer relationships and intellectual property rights. The customer relationships are being amortized on an accelerated basis over a period of 15 years and the intellectual property rights are being amortized on a straight line basis over a period ranging from 1.5 to 3 years.

Amortization expenses related to identifiable intangible assets were $2.8 million and $0.2 million for the three months ended September 30, 2011 and 2010, respectively, and $4.9 million and $0.6 million for the nine months ended September 30, 2011 and 2010, respectively. Future estimated annual amortization is as follows (in thousands):

Amount
Remainder of 2011	$3,080
2012	12,584
2013	12,687
2014	12,580
2015	$12,828

4.	Series B Preferred Stock

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

The Company incurred issuance costs amounting to $3.4 million which have been netted against the proceeds received from the issuance of Series B Preferred Stock. The issuance costs are being accreted over a period of six years. The amount accreted during the three and nine months ended September 30, 2011 was $0.1 million and $0.2 million, respectively.

The Company is accruing for cumulative dividends at a rate of 8.00% per annum, compounded quarterly. The amount of such dividend accrued during the three and nine months ended September 30, 2011 totaled $6.8 million and $15.1 million, respectively.

5.	Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (in thousands):

	As of
	Sept 30, 2011	December 31, 2010
Prepaid expenses	$7,782	$3,458
Advance payments	2,548	1,460
Debt issuance costs	5,677	—
Other current assets	5,775	462

	$21,782	$5,380

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	Line of credit

On February 21, 2011, the Company entered into an arrangement with Standard Chartered Bank (“SCB”) for availing an unsecured revolving working credit facility of $70 million, renewable on an annual basis. As of September 30, 2011, the Company’s net borrowing is $52 million under this line of credit at a weighted average interest rate of 1.35%.

On May 10, 2011, Company entered into a credit agreement with DBS Bank LTD., Singapore, as administrative agent for the Lenders and DBS Bank LTD., Bangalore Branch, as lead arranger, for Revolving Credit Commitments in an aggregate principal U.S. Dollar Equivalent of $50 million, maturing on May 10, 2016. The proceeds are to be used for working capital and other general corporate purposes. The facility carries an interest rate of LIBOR plus 280 basis points. As of September 30, 2011, the Company did not have any outstanding borrowings under this facility.

7.	Senior notes

On April 29, 2011, the Company issued $770 million of 9.0% senior notes due May 1, 2016 (the “Notes”) through a private placement pursuant to an Indenture (the “Indenture”) by and among the Company, iGATE Technologies Inc., and Wilmington Trust FSB (now known as Wilmington Trust, National Association), as trustee (“Trustee”), as supplemented by the Supplemental Indenture, dated as of May 12, 2011, by and among the Company, iGATE Technologies, Inc, iGATE Holding Corporation and iGATE, Inc. and the Trustee. Interest is payable semi-annually in cash in arrears on May 1 and November 1 of each year, beginning on November 1, 2011. The Notes are senior unsecured obligations of the Company, guaranteed by the Company’s restricted subsidiaries, as identified in Note 20 below.

The Company incurred debt issuance costs amounting to $33.5 million, of which $2.3 million was amortized as of September 30, 2011. Of the balance of $31.2 million, $5.7 million is accounted as part of prepaid expenses and other current assets and $25.5 million as part of deposits and other assets. These costs are being amortized to interest expense over a period of five years using the effective interest method. The amount amortized for the three and nine months ended September 30, 2011was $1.5 million and $2.3 million, respectively. Interest expense for the three and nine months ended September 30, 2011was $17.4 million and $29.4 million, respectively.

The terms of the Indenture governing the Notes, among other things, limits the ability of the Company and its restricted subsidiaries to (i) incur additional indebtedness or issue certain preferred stock; (ii) pay dividends on, or make distributions in respect of, their capital stock or repurchase their capital stock; (iii) make certain investments or other restricted payments; (iv) sell certain assets; (v) create liens or use assets as security in other transactions; (vi) merge, consolidate or transfer or dispose of substantially all of their assets; and (vii) engage in certain transactions with affiliates. These covenants are subject to a number of important limitations and exceptions that are described in the Indenture. The Indenture also contains certain financial covenants relating to Consolidated Priority Debt Leverage Ratio and a Fixed Charge Coverage Ratio that we are required to comply with, when any of the above events occur. As of September 30, 2011, no such events have occurred.

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

The Indenture contains certain financial and non-financial covenants including financial covenants requiring the Company to maintain a Consolidated Priority Debt Leverage Ratio and a Fixed Charge Coverage Ratio. As of September 30, 2011, the Company was in compliance with these covenants.

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

For the three and nine months ended September 30, 2011, the Company’s effective tax rate is approximately (19.4) % and 15.6%, respectively. For the three and nine months ended September 30, 2010, the Company’s effective tax rate was approximately 11.5% and 8.3%, respectively.

The difference in the effective tax rate for the three and nine months ended September 30, 2011, as compared to against the U.S. statutory rate of 34.0% is primarily attributable to:

a) Benefit from Tax holiday in India in 2011.

b) The tax benefit related to carry forward tax losses of tax holiday and non tax holiday business units operations of the Indian entity in 2011.

For the three months and nine months ended September 30, 2011, the Company recognized an income tax benefit of $3.9 million due to one-time recognition of deferred tax assets relating to the carry forward losses which the Company believes it will be able to utilize to offset future taxable income. This asset has been recognized due to a favorable decision by the Karnataka High Court in this quarter.

For the three months and nine months ended September 30, 2011, the Company also recognized foreign tax credit of $1.2 million post expiration of tax holiday.

Under the Indian Income Tax Act, 1961, the Company’s Indian subsidiary is eligible to claim a tax holiday for 10 consecutive assessment years on profits derived from the export of software services from divisions registered under the Software Technology Parks at Bangalore, Chennai, Hyderabad and Noida. For the three months ended September 30, 2011 and 2010, the tax holiday resulted in income tax benefits of $nil and $3.3 million, respectively, when calculated at the statutory U.S. rate. For the nine months ended September 30, 2011 and 2010, the tax holiday resulted in income tax benefits of $0.2 million and $8.9 million, respectively, when calculated at the statutory U.S. rate. The tax holiday expired on March 31, 2011.

In 2009, iGATE Global Solutions Limited (“iGS”) set up units in the Chennai and Hyderabad Special Economic Zone (“SEZ”). Under the Indian Income Tax Act, 1961, iGS is eligible to claim income tax holiday of 100% for the initial five consecutive assessment years followed by 50% for the subsequent ten consecutive assessment years on the profits derived from the export of software services from the divisions registered under the SEZ. For the three months ended September 30, 2011 and 2010, the tax holiday resulted in income tax benefits of $ 1.5 million and $1.1 million, respectively, when calculated at the statutory U.S. rate. For the nine months ended September 30, 2011 and 2010, the tax holiday resulted in income tax benefits of $ 4.6 million and $ 3.0 million, respectively, when calculated at the statutory U.S. rate.

In 2008, Patni established a unit in the Noida SEZ and in 2011, Patni established a SEZ unit in Gandhinagar. Under the Indian Income Tax Act, 1961, Patni is eligible to claim income tax holiday of 100% for the initial five consecutive assessment years followed by 50% for the subsequent ten consecutive assessment years on the profits derived from the export of software services from the divisions registered under the SEZ. For the three months ended September 30, 2011 and for the period from May 16, 2011 to September 30, 2011, the tax holiday resulted in income tax benefits of $ 0.6 million and $1.2 million, respectively, when calculated at the statutory U.S. rate.

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits are as follows (Amount in thousands):

Amount
Balance as of May 16, 2011	$34,819
Additions based on the current period tax positions	3,049
Reductions	(719)
Settlements	(243)
Foreign currency translation effect	(160)

Balance as of September 30, 2011	$36,746

The Company recognizes interest and penalties related to uncertain tax positions in other income, net. As of September 30, 2011, the Company has $2.2 million of accrued interest and penalties related to uncertain tax positions.

The Company’s two major tax jurisdictions are India and the U.S., though the Company also files tax returns in other foreign jurisdictions. In India, the assessment is not yet completed for the tax year 1999-2000 and onwards. In the U.S., tax returns pertaining to fiscal years 2008 and onwards remain subject to examination.

As of September 30, 2011, the Company had $32.7 million of net unrecognized tax benefits arising out of tax positions which would affect the effective tax rate if recognized. Although it is difficult to anticipate the final outcome on timing of resolution of any particular uncertain tax position, we believe that the total amount of unrecognized tax benefits will be decreased by $7.6 million during the next 12 months due to the expiration of the statute of limitation.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Earnings per share for the common stock, unvested restricted stock and Series B Preferred Stock under the two class method are presented below (dollars and shares in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income attributable to iGATE Corporation common shareholders	$7,400	$14,265	$20,846	$37,033
Add: Dividend on Series B Preferred Stock	6,769	—	15,131	—

	14,169	14,265	35,977	37,033
Less: Dividends paid on
Common stock	—	—	—	6,076
Unvested restricted stock	—	—	—	60
Series B Preferred stock	6,769	—	15,131	—

	6,769	—	15,131	6,136

Undistributed Income	$7,400	$14,265	$20,846	$30,897

Allocation of undistributed income:
Common stock	$5,674	$14,181	$15,983	$30,667
Unvested restricted stock	22	84	62	230
Series B Preferred stock	1,704	—	4,801	—

	$7,400	$14,265	$20,846	$30,897

Shares outstanding for allocation of undistributed income:
Common stock	56,598	55,862	56,598	55,862
Unvested restricted stock	219	330	219	330
Series B Preferred stock	17,002	—	17,002	—

	73,819	56,192	73,819	56,192

Weighted average shares outstanding:
Common stock	56,616	55,762	56,478	55,493
Unvested restricted stock	221	330	224	417

	56,837	56,092	56,702	55,910

Weighted average common stock outstanding	56,616	55,762	56,478	55,493
Dilutive effect of stock options and restricted shares outstanding	1,330	1,736	1,428	1,690

Dilutive weighted average shares outstanding	57,946	57,498	57,906	57,183

The number of outstanding options to purchase common shares for which the option exercise prices exceeded the average market price of the common shares aggregated 0.6 million and 0.3 million shares for the three months ended September 30, 2011 and 2010, respectively. The number of outstanding options to purchase common shares for which the option exercise prices exceeded the average market price of the common shares aggregated 0.6 million and 0.3 million shares for the nine months ended September 30, 2011 and 2010, respectively. These options were excluded from the computation of diluted earnings per share under the treasury stock method. The number of shares of outstanding Series B Preferred Stock for which the earnings per share exceeded the earnings per share of common stock aggregated to 17.0 million shares for the three and nine months ended September 30, 2011. These shares were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2011 as they were anti-dilutive.

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.	Investments

	As of September 30, 2011
	Cost	Unrealized Gain	Fair Value
Money market mutual funds	$329,656	$3,340	$332,996
Certificate of deposits	14,176	281	14,457

	$343,832	$3,621	$347,453

	As of December 31, 2010
	Cost	Unrealized Gain	Fair Value
Money market mutual funds	$70,123	$673	$70,796
Non convertible debentures	1,119	—	1,119

	$71,242	$673	$71,915

Other investments included in deposits and other assets, comprise of the following (in thousands):

	As of December 31, 2010
	Carrying Value	Unrealized Gain	Fair Value
Non convertible debentures	$2,237	$—	$2,237

	$2,237	$—	$2,237

These debentures were sold in April 2011.

11.	Comprehensive Income

The components of comprehensive (loss) income, net of tax, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income attributable to iGATE Corporation common shareholders	$7,400	$14,265	$20,846	$37,033
Unrealized gain on marketable securities	2,135	206	2,436	852
Unrecognized actuarial (loss) gain on pension liability	(115)	68	130	152
Change in fair value of cash flow hedges	(8,443)	1,263	(7,557)	2,912
(Loss) gain on foreign currency translation	(132,835)	7,334	(128,806)	7,058

Comprehensive (loss) income	$(131,858)	$23,136	$(112,951)	$48,007

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss is as follows (in thousands):

	As of
	September 30,	December 31,
	2011	2010
Unrealized gain on marketable securities (net of taxes of $512)	$3,109	$673
Actuarial loss relating to defined benefit plan (net of taxes of $4)	(16)	(146)
Unrealized (loss) gain on cash flow hedges (net of taxes of $2,674)	(6,786)	771
Loss on foreign currency translation	(131,769)	(2,963)

	$(135,462)	$(1,665)

The details of accumulated other comprehensive loss as of September 30, 2011 including non controlling interest share is as follows:

	As of September 30, 2011
	Equity holders	Non controlling interest	Total
Unrealized gain on marketable securities	$2,554	$555	$3,109
Unrecognized actuarial (loss) gain on pension liability	(21)	5	(16)
Change in fair value of cash flow hedges	(5,748)	(1,038)	(6,786)
Loss on foreign currency translation	(110,060)	(21,709)	(131,769)

Other comprehensive loss	$(113,275)	$(22,187)	$(135,462)

The changes in the net unrealized gain on marketable securities carrying value for the three and nine months ended September 30, 2011 and 2010 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Unrealized gain (loss) on marketable securities at the beginning of the period	$974	$259	$673	$(387)
Reclassification of (gain) loss into earnings on maturity	69	30	(808)	375
Net unrealized gain due to changes in the fair value	2,066	176	3,244	477

Unrealized gain on marketable securities at the end of the period	$3,109	$465	$3,109	$465

12.	Derivative Instruments and Hedging Activities

As part of the Company’s on-going business operations, certain assets and forecasted transactions are exposed to foreign currency risks due to fluctuations in the exchange rate between the Indian Rupee, the Canadian Dollar (“CAD”), the Japanese Yen (“JPY”), the British Pound Sterling (“GBP”), the EURO and the U.S. Dollar (“USD”). The objective for holding derivatives is to eliminate or reduce the impact of these exposures.

The Company enters into forward foreign exchange contracts to mitigate the risk of changes in foreign exchange rates on inter-company transactions and forecasted transactions denominated in foreign currencies. Contracts are designated as cash flow hedges if they satisfy the criteria for hedge accounting under ASC Topic 815 “Accounting for Derivative Instruments and Hedging Activities”. The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of the gain or loss of hedging instruments is recognized in the earnings of each period. The Company also entered into forward foreign exchange contracts to mitigate the risk of changes in foreign exchange rates on payments related to the Patni Acquisition. These contracts do not satisfy the criteria for hedge accounting. For the nine months ended September 30, 2011, we recorded a realized gain of $15.0 million on maturity of these forward contracts in May, 2011.

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Post-acquisition, the Company has re-designated the outstanding long term derivative instruments of Patni which qualify for hedge accounting. The effective portion of the gain or loss on these instruments is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of the gain or loss of hedging instruments is recognized in the earnings of each period. The hedging relationships were de-designated for all outstanding short term derivative instruments and the change in the fair value of these hedges is taken into earnings.

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information related to foreign currency contracts held:

OUTSTANDING HEDGE TRANSACTIONS QUALIFYING FOR HEDGE ACCOUNTING AS OF SEPTEMBER 30, 2011 (in thousands)

		Strike Price		Net Unrealized
		At Rupee Rate		Gains (Losses)
	Maturity Date Ranges	Ranges	Amount	September 30, 2011
OPTION CONTRACTS USD
From:	24-October-11	46.50
To:	31-May-13	49.30
Subtotal			$34,250	$(1,268)
OPTION CONTRACTS CAD
From:	24-October-11	45.00
To:	25-April-12	49.70
Subtotal			30,598	(494)
FORWARD CONTRACTS CAD
From:	31-May-12	47.73
To:	29-June-12	49.04
Subtotal			4,371	38
FORWARD CONTRACTS USD
From:	31-October-11	41.13
To:	31-March-13	50.17
Subtotal			229,000	(9,315)
FORWARD CONTRACTS GBP
From:	31-October-11	77.01
To:	30-November-11	77.02
Subtotal			5,456	(13)
FORWARD CONTRACTS EURO
From:	31-October-11	66.91
To:	30-November-11
Subtotal			1,353	(9)

				$(11,061)

The forward contracts as of September 30, 2011 will all mature by March 31, 2013. As each contract matures, USDs, CADs, GBPs and Euros are sold at each contracted strike price and equivalent Indian Rupees received. The outstanding contracts meet the qualifying criteria to receive hedge accounting and have been deemed to be effective. The option contracts as of September 30, 2011 will all mature by May 31, 2013. As each contract matures, the Company will sell USDs and CADs at each contracted strike price depending upon prevailing Rupee exchange rates. The outstanding contracts meet the qualifying criteria to receive hedge accounting and have been deemed to be effective. As a result, the Company has recorded accumulated other comprehensive loss of $6.8 million, net of tax of $2.7 million and an accumulated other comprehensive gain of $0.7 million as of September 30, 2011 and December 31, 2010, respectively.

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The estimated net amount of unrealized loss as of September 30, 2011 that is expected to be reclassified from accumulated other comprehensive income into earnings within the next 12 months is $9.1 million.

OUTSTANDING FAIR VAULE HEDGE TRANSACTIONS NOT QUALIFYING FOR HEDGE ACCOUNTING AS OF SEPTEMBER 30, 2011 (in thousands)

		Strike Price At Rupee Rate Ranges		Net Unrealized Losses September 30, 2011

	Maturity Date Ranges		Amount
FORWARD CONTRACTS USD
From:	31-Oct-11	44.88
To:	2-Mar-12	49.38
Subtotal			$173,340	$(2,209)
FORWARD CONTRACTS JPY
From:	31-Oct-11	76.47
To:	30-Nov-11	78.43
Subtotal			175,945	(33)
FORWARD CONTRACTS GBP
From:	31-Oct-11	74.63
To:	30-Nov-11	77.02
Subtotal			19,938	(205)
FORWARD CONTRACTS EURO
From:	31-Oct-11	64.80
To:	30-Nov-11	66.91
Subtotal			3,587	(30)

				$(2,477)

The effect of Derivative Instruments on the Condensed Consolidated Statements of Income for the three months ended September 30, 2011 (in thousands):

Derivatives as per ASC Topic 815	Amount of Gain (Loss) recognized in OCI on Derivative	Location of Gain (Loss) reclassified from Accumulated OCI into Income	Amount of Gain (Loss) reclassified from Accumulated OCI into Income	Location of Gain (Loss) reclassified in Income on Derivative	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	(Effective Portion)	(Effective Portion)		(Ineffective Portion and amount excluded from effectiveness testing)

	September 30, 2011	September 30, 2011		September 30, 2011
Foreign Exchange Contracts	$(8,443)	Foreign Exchange gain (loss), net	$872	Foreign Exchange gain (loss), net		$(4)

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The effect of Derivative Instruments on the Condensed Consolidated Statements of Income for the nine months ended September 30, 2011 (in thousands):

Derivatives as per ASC Topic 815	Amount of Gain (Loss) recognized in OCI on Derivative	Location of Gain (Loss) reclassified from Accumulated OCI into Income	Amount of Gain (Loss) reclassified from Accumulated OCI into Income	Location of Gain (Loss) reclassified in Income on Derivative	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	(Effective Portion)	(Effective Portion)		(Ineffective Portion and amount excluded from effectiveness testing)

	September 30, 2011	September 30, 2011		September 30, 2011
Foreign Exchange Contracts	$(7,557)	Foreign exchange gain (loss), net	$1,596	Foreign exchange gain (loss), net	$(4)

The effect of Derivative Instruments on the Condensed Consolidated Statements of Income for the three months ended September 30, 2010 (in thousands):

Derivatives as per ASC Topic 815	Amount of Gain (Loss) recognized in OCI on Derivative	Location of Gain (Loss) reclassified from Accumulated OCI into Income	Amount of Gain (Loss) reclassified from Accumulated OCI into Income	Location of Gain (Loss) reclassified in Income on Derivative	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	(Effective Portion)	(Effective Portion)		(Ineffective Portion and amount excluded from effectiveness testing)

	September 30, 2010	September 30, 2010		September 30, 2010
Foreign Exchange Contracts	$1,263	Foreign exchange gain (loss), net	$390	Foreign exchange gain (loss), net	—

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The effect of Derivative Instruments on the Condensed Consolidated Statements of Income for the nine months ended September 30, 2010 (in thousands):

Derivatives as per ASC Topic 815	Amount of Gain (Loss) recognized in OCI on Derivative	Location of Gain (Loss) reclassified from Accumulated OCI into Income	Amount of Gain (Loss) reclassified from Accumulated OCI into Income	Location of Gain (Loss) reclassified in Income on Derivative	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	(Effective Portion)	(Effective Portion)		(Ineffective Portion and amount excluded from effectiveness testing)
	September 30, 2010	September 30, 2010		September 30, 2010
Foreign Exchange Contracts	$2,912	Foreign exchange gain (loss), net	$(625)	Foreign exchange gain (loss), net	—

Information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheets (in thousands):

	September 30, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Instruments
Foreign Exchange Contracts	Current Assets	$694	Current Assets	$771
Foreign Exchange Contracts	Current liabilities	8,804
Foreign Exchange Contracts	Other long term liabilities	5,428

13.	Fair Value Measurements

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

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Assets and liabilities measured at fair value are summarized below (in thousands):

Description	September 30, 2011	Fair value measurement at reporting date using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets
Short term investments:
Money market mutual funds	$332,996	$332,996	$—	$—
Certificate of deposits	14,457	14,457	—	—
Foreign currency derivative contracts	694	—	694	—

Total assets	$348,147	$347,453	$694	$—

Liabilities
Foreign currency derivative contracts – current	$8,804	$—	$8,804	$—
Foreign currency derivative contracts – non current	5,428	—	5,428	—

Total liabilities	$14,232	$—	$14,232	$—

Description	December 31, 2010	Fair value measurement at reporting date using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets
Short term investments:
Money market mutual funds	$70,796	$70,796	$—	$—
Non convertible debentures	1,119	—	1,119	—
Foreign exchange derivative contracts	1,049	—	1,049	—

Total current assets	$72,964	$70,796	$2,168	$—

Other investments:
Non convertible debentures	$2,237	$—	$2,237	$—

Total assets	$2,237	$—	$2,237	$—

Liabilities
Foreign exchange derivative contracts	$255	$—	$255	$—

Total liabilities	$255	$—	$255	$—

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.	Employee Benefits

Defined Contribution Plan

The Company’s eligible employees in India participate in the Employees’ Provident Fund (the “Provident Fund”), which is a defined contribution plan. The employee and the Company make monthly contributions of a specified percentage of salary to the Provident Fund, which is administered by the prescribed authority in India. The aggregate contributions along with interest thereon are paid at retirement, death, incapacitation or termination of employment. The Company’s contribution to the Provident Fund for the three months ended September 30, 2011 and 2010 was $2.2 million and $0.6 million, respectively. The Company’s contribution for the nine months ended September 30, 2011 and 2010 was $4.4 million and $1.8 million, respectively.

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

The following table sets forth the net periodic cost recognized by the Company in respect of such plan.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net periodic plan cost
Service cost	$807	$189	$1,487	$693
Interest cost	297	57	573	160
Expected return on plan asset	(235)	(59)	(455)	(167)
Recognized net actuarial gain	(18)	(9)	(15)	(15)

Net periodic plan cost for the period	$851	$178	$1,590	$671

15.	Share-based compensation

During the three and nine months ended September 30, 2011, the Company granted nil and 158,000 stock options, respectively, and 31,400 and 1,994,811 restricted stock awards, respectively. During the three and nine months ended September 30, 2010, the Company granted 100,000 and 579,238 stock options, respectively, and nil and 250,733 restricted stock awards, respectively. During the period from May 16, 2011 through September 30, 2011 and for the three months ended September 30, 2011, Patni granted 12,000 and nil options for Patni common shares.

The dividends paid on unvested restricted stock awards are charged to compensation cost as such dividends are non-forfeitable. For the nine months ended September 30, 2010, the Company recorded $0.06 million as compensation cost for dividends paid on shares of unvested restricted stock.

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Share-based compensation expense recorded in income from operations during the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Share-based compensation recorded in
—Cost of revenues	$884	$396	$1,935	$1,255
—Selling, general and administrative expense	3,462	1,404	6,933	3,604

Total share-based compensation expense	$4,346	$1,800	$8,868	$4,859

During the three months ended September 30, 2011 and 2010, the Company issued 0.1 million and 0.3 million shares, respectively upon exercise of stock options and vesting of awards. During the nine months ended September 30, 2011 and 2010, the Company issued 0.4 million and 0.8 million shares, respectively upon exercise of stock options and awards.

16.	Other income, net

Components of other income for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Investment income	$3,674	$873	$7,879	$2,066
(Loss) gain on sale of fixed assets	(2)	204	24	1,341
Gain on sale of investments in affiliate	—	—	—	568
Other	473	6	650	27

Other income, net	$4,145	$1,083	$8,553	$4,002

17.	Concentration of revenues

The following is a concentration of revenues greater than 10% by customer for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
General Electric Company	12%	18%	11%	19%
Royal Bank of Canada	11%	35%	17%	35%

18.	Share capital

On May 5, 2011, the Company’s shareholders approved an amendment to increase the number of authorized shares of Common Stock issuable under the articles of incorporation from 100,000,000 to 700,000,000.

19.	Segment information

Following the Patni Acquisition, the Company’s Chief Executive Officer, who is the chief operating decision maker, determined that the business will be operated and managed through the following segments: (a) iGATE Corporation and its subsidiaries other than Patni and (b) Patni. The consolidated financial results include the Patni results with effect from May 16, 2011. As a result, no comparative information is provided for the Patni segment for the three and nine months ended September 30, 2011.

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents selected financial information for the Company’s reporting segments for the three and nine months ended September 30, 2011 and 2010, respectively (in thousands):

	Three Months Ended
	Sept 30, 2011			Sept 30, 2010
	iGATE	Patni	Total	iGATE
External revenues	$77,008	$188,716	$265,724	$74,845

Income from operations	$15,688	$22,059	37,747	15,160

Interest expense			(19,546)	(47)
Foreign exchange loss, net			(7,874)	(75)
Other income, net			4,145	1,083
Equity in loss in affiliated company			(62)	—

Income before income taxes			$14,410	$16,121

	Nine Months Ended
	Sept 30, 2011			Sept 30, 2010
	iGATE	Patni	Total	iGATE
External revenues	$229,310	$282,629	$511,939	$199,584

Income from operations	$33,695	$20,734	54,429	37,635

Interest expense			(32,834)	(80)
Foreign exchange gain (loss), net			16,846	(1,153)
Other income, net			8,553	4,002
Equity in loss in affiliated company			(52)	—

Income before income taxes			$46,942	$40,404

The Patni segment accounted for $188.7 million of revenues (net of intercompany revenues of $2.2 million) for the three months ended September 30, 2011. The Patni segment accounted for $282.6 million of revenues (net of intercompany revenues of $2.6 million) for the period from May 16, 2011 to September 30, 2011. The iGATE segment accounted for $77.0 million of revenues (net of intercompany revenues of $0.4 million) for the three months ended September 30, 2011. The iGATE segment accounted for $229.3 million of revenues (net of intercompany revenues of $0.5 million) for the nine months ended September 30, 2011.

Total assets by segment were as follows (in thousands):

	September 30, 2011	December 31, 2010
Patni segment	$1,577,280	$—
iGATE segment	252,460	305,043

Total assets	$1,829,740	$305,043

20.	Guarantor Subsidiaries—Supplemental condensed consolidating financial information

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

Condensed consolidating financial information for the Company and the Guarantors are as follows (in thousands):

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2011

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$22,105	$62,851	$—	84,956
Short-term investments	—	—	347,453	—	347,453
Accounts receivable, net	—	11,014	139,266	(1,828)	148,452
Unbilled revenues	—	5,482	73,954	(245)	79,191
Prepaid expenses and other current assets	5,677	311	15,794	—	21,782
Foreign exchange derivative contracts	—	—	694	—	694
Prepaid income taxes	—	—	17,244	—	17,244
Deferred tax assets	—	—	27,242	—	27,242
Receivable from group companies.	136,270	—	—	(136,037)	233

Total current assets	141,947	38,912	684,498	(138,110)	727,247
Investment in affiliate	—	—	387	—	387
Investment in subsidiaries	330,000	50,000	1,239,098	(1,619,098)	—
Intercorporate loan	770,000	1,007,000	—	(1,777,000)	—
Deposits and other assets	25,470	17	105,928	—	131,415
Property and equipment, net	—	512	195,401	—	195,913
Prepaid income taxes	—	—	6,210	—	6,210
Deferred tax assets	—	—	25,320	—	25,320
Intangible assets, net	—	—	167,805	—	167,805
Goodwill	—	1,026	574,567	(150)	575,443

Total assets	$1,267,417	$1,097,467	$2,999,214	$(3,534,358)	$1,829,740

LIABILITIES, PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$126	$8,530	—	8,656
Line of credit	—	—	52,000	—	52,000
Accrued payroll and related costs	—	8,631	64,770	—	73,401
Other accrued liabilities	29,429	4,571	60,929	71	95,000
Foreign exchange derivative contracts	—	—	8,804	—	8,804
Payable to group companies	—	28,498	68,108	(96,606)	—
Accrued income taxes	—	(590)	5,317	—	4,727
Deferred revenue	—	305	20,738	—	21,043

Total current liabilities	29,429	41,541	289,196	(96,535)	263,631
Senior notes	770,000	—	—	—	770,000
Other long-term liabilities	—	770,000	1,012,618	(1,777,000)	5,618
Foreign exchange derivative contracts	—	—	5,428	—	5,428
Accrued income taxes	—	—	24,220	—	24,220
Deferred tax liabilities	—	—	58,020	—	58,020

Total liabilities	799,429	811,541	1,389,482	(1,873,535)	1,126,917

Series B Preferred stock	341,919	—	—	—	341,919
Shareholders’ equity:
Common shares, par value $0.01 per share:	578	330,000	58,833	(388,833)	578
Common shares held in treasury, at cost, 990,102	(14,714)	—	—	—	(14,714)
Additional paid-in capital	182,228	794	1,514,270	(1,498,422)	198,870
Retained earnings	(42,023)	(44,423)	186,572	(3,806)	96,320
Accumulated other comprehensive loss	—	(445)	(149,943)	14,926	(135,462)

Total shareholders’ equity	126,069	285,926	1,609,732	(1,876,135)	145,592

Non-controlling interest	—	—	—	215,312	215,312
Total liabilities, preferred stock and shareholders’ equity	$1,267,417	$1,097,467	$2,999,214	$(3,534,358)	$1,829,740

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2010

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$6,198	$61,726	$—	$67,924
Short-term investments	—	—	71,915	—	71,915
Accounts receivable, net	—	8,752	29,194	—	37,946
Unbilled revenues	—	2,051	11,842	—	13,893
Prepaid expenses and other current assets	—	174	5,206	—	5,380
Foreign exchange derivative contracts	—	—	794	—	794
Prepaid income taxes	—	—	59	(59)	—
Deferred tax assets	—	—	5,422	—	5,422
Receivable from group companies.	137,501	(24,073)	(57,253)	(56,035)	140

Total current assets	137,501	(6,898)	128,905	(56,094)	203,414
Deposits and other assets	—	2	5,441	—	5,443
Property and equipment, net	—	237	52,713	—	52,950
Deferred tax assets	—	—	10,117	—	10,117
Intangible assets, net	—	—	1,378	—	1,378
Goodwill	—	1,026	30,865	(150)	31,741

Total assets	$137,501	$(5,633)	$229,419	$(56,244)	$305,043

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$19	$3,272	—	3,291
Accrued payroll and related costs	—	1,497	18,212	—	19,709
Other accrued liabilities	—	6,413	24,941	—	31,354
Accrued income taxes	—	774	—	(59)	715
Deferred revenue	—	305	362	—	667

Total current liabilities	—	9,008	46,787	(59)	55,736
Other long-term liabilities	—	—	1,251	—	1,251

Total liabilities	—	9,008	48,038	(59)	56,987

Shareholders’ equity:
Common shares, par value $0.01 per share:	572	—	2,903	(2,903)	572
Common shares held in treasury, at cost, 990,102 shares	(14,714)	—	—	—	(14,714)
Additional paid-in capital	176,012	844	64,911	(53,378)	188,389
Retained earnings	(24,369)	(15,004)	114,688	159	75,474
Accumulated other comprehensive loss	—	(481)	(1,121)	(63)	(1,665)

Total shareholders’ equity	137,501	(14,641)	181,381	(56,185)	248,056

Total liabilities and shareholders’ equity	$137,501	$(5,633)	$229,419	$(56,244)	$305,043

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR NINE MONTHS ENDED SEPTEMBER 30, 2011

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues	$—	$58,863	$486,247	$(33,171)	$511,939
Cost of revenues (exclusive of depreciation and amortization)	—	43,630	313,104	(33,171)	323,563

Gross margin	—	15,233	173,143	—	188,376
Selling, general and administrative expense	—	13,680	95,235	—	108,915
Depreciation and amortization	—	109	24,923	—	25,032

Income from operations	—	1,444	52,985	—	54,429
Interest expense	(31,738)	(29,429)	(1,096)	29,429	(32,834)
Other income, net	29,429	39	25,308	(29,429)	25,347

Income loss before income taxes	(2,309)	(27,946)	77,197	—	46,942
Income tax expense	—	1,473	5,841	—	7,314

Net (loss) income	$(2,309)	$(29,419)	$71,356	$—	$39,628

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR NINE MONTHS ENDED SEPTEMBER 30, 2010

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues	$—	$31,941	$186,412	$(18,769)	$199,584
Cost of revenues (exclusive of depreciation and amortization)	—	21,955	118,260	(18,769)	121,446

Gross margin	—	9,986	68,152	—	78,138
Selling, general and administrative expense	—	6,023	27,881	—	33,904
Depreciation and amortization	—	129	6,470	—	6,599

Income from operations	—	3,834	33,801	—	37,635
Interest expense	—	—	(80)	—	(80)
Other income, net	—	567	2,282	—	2,849

Income before income taxes	—	4,401	36,003	—	40,404
Income tax expense	—	2,501	870	—	3,371

Net income	$—	$1,900	$35,133	$—	$37,033

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THREE MONTHS ENDED SEPTEMBER 30, 2011

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues	$—	$21,827	$255,688	$(11,791)	$265,724
Cost of revenues (exclusive of depreciation and amortization)	—	14,789	164,567	(11,791)	167,565

Gross margin	—	7,038	91,121	—	98,159
Selling, general and administrative expense	—	244	46,501	—	46,745
Depreciation and amortization	—	42	13,625	—	13,667

Income (loss) from operations	—	6,752	30,995	—	37,747
Interest expense	(18,996)	(29,429)	(550)	29,429	(19,546)
Other income, net	29,429	21	(3,812)	(29,429)	(3,791)

Income (loss) before income taxes	10,433	(22,656)	26,633	—	14,410
Income tax (benefit) expense	—	(3,059)	266	—	(2,793)

Net income (loss)	$10,433	$(19,597)	$26,367	$—	$17,203

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THREE MONTHS ENDED SEPTEMBER 30, 2010

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues	$—	$16,427	$68,341	$(9,923)	$74,845
Cost of revenues (exclusive of depreciation and amortization)	—	11,994	43,307	(9,923)	45,378

Gross margin	—	4,433	25,034	—	29,467
Selling, general and administrative expense	—	2,484	9,572	—	12,056
Depreciation and amortization	—	20	2,231	—	2,251

Income from operations	—	1,929	13,231	—	15,160
Interest expense	—	—	(47)	—	(47)
Other (expense) income, net	—	—	1,008	—	1,008

Income before income taxes	—	1,929	14,192	—	16,121
Income tax expense	—	1,498	358	—	1,856

Net income	$—	$431	$13,834	$—	$14,265

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR NINE MONTHS ENDED SEPTEMBER 30, 2011

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net income	$(2,309)	$(29,419)	$71,356	$—	$39,628
Adjustments to reconcile net income to cash
Depreciation and amortization	—	109	24,923	—	25,032
Stock based compensation	—	2,364	6,504	—	8,868
Write off of software implementation costs	—	—	1,196	—	1,196
Provision for lease termination	—	—	446	—	446
Realized gain on investments	—	—	(2,034)	—	(2,034)
Provision for doubtful debts	—	20	433	—	453
Deferred income taxes	—	—	(11,518)	—	(11,518)
Gain on sale of fixed assets	—	—	(24)	—	(24)
Equity income in investment in affiliate	—	—	52	—	52
Unrealized gain on fair value hedges	—	—	(5,730)	—	(5,730)
Interest on Senior Notes	—	—	29,429	—	29,429
Debt issuance amortization costs	2,309	—	—	—	2,309
Deferred rent	—	—	50	—	50
Tax benefits related to stock option exercises	—	—	(830)	—	(830)
Working capital items:
Accounts receivable and unbilled revenue	—	(5,713)	(17,624)	1,870	(21,467)
Intercorporate current account	6,740	2,062	(8,802)	—	—
Prepaid and other assets	—	(137)	(8,091)	(1,616)	(9,844)
Accounts payable	—	400	4,106	(254)	4,252
Accrued and other liabilities	29,435	3,592	(32,869)	—	158
Deferred revenue	—	1	62	—	63

Net cash flows provided by (used in) operating	$36,175	$(26,721)	$51,035	$—	$60,489

Cash Flows From Investing Activities:
Purchase of property and equipment	—	(385)	(12,561)	—	(12,946)
Proceeds from sale of property and equipment	—	—	205	—	205
Purchase of available-for-sale investments	—	—	(370,455)	—	(370,455)
Proceeds from maturities and sale of available-for-sale	—	—	391,928	—	391,928
Receipts from (payments for) lease deposits	—	(14)	2,178	—	2,164
Intercorporate loan	(770,000)	(1,007,000)	—	1,777,000	—
Payment for investment in subsidiary	(330,000)	(50,000)	(1,168,404)	380,000	(1,168,404)

Net cash flows used in investing activities	$(1,100,000)	$(1,057,399)	$(1,157,109)	$2,157,000	$(1,157,508)

Cash Flows From Financing Activities:
Payments on capital leases	—	—	(303)	—	(303)
Line of credit	—	—	52,000	—	52,000
Preferred stock, net of issuance costs	326,572	—	—	—	326,572
Senior notes, net of issuance costs	770,000	—	—	—	770,000
Payment of debt issuance costs	(33,456)	—	—	—	(33,456)
Purchase of subsidiary’s stock	—	(8)	—	—	(8)
Proceeds from issuance of stock	—	330,000	50,000	(380,000)	—
Net proceeds from exercise of stock options	709	—	423	—	1,132
Tax benefits related to stock option exercises	—	—	830	—	830
Intercorporate loan	—	770,000	1,007,000	(1,777,000)	—

Net cash flows provided by financing activities	$1,063,825	$1,099,992	$1,109,950	$(2,157,000)	$1,116,767

Effect of currency translation	—	35	(2,751)	—	(2,716)

Net change in cash and cash equivalents	—	15,907	1,125	—	17,032
Cash and cash equivalents, beginning of period	—	6,198	61,726	—	67,924

Cash and cash equivalents, end of period	$—	$22,105	$62,851	—	$84,956

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR NINE MONTHS ENDED SEPTEMBER 30, 2010

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net income	$—	$731	$36,302	$—	$37,033
Adjustments to reconcile net income to cash provided by
Depreciation and amortization	—	149	6,450	—	6,599
Stock based compensation	—	3,180	1,642	—	4,822
Realized gain on investments	—	—	(1,928)	—	(1,928)
Provision for doubtful debts	—	4	(301)	—	(297)
Deferred income taxes	—	—	(4,568)	—	(4,568)
Gain on sale of fixed assets	—	—	(1,341)	—	(1,341)
Gain on sale of investments in affiliates	—	(568)	—	—	(568)
Deferred rent	—	—	89	—	89
Tax benefits related to stock option exercises	(572)	—		—	(572)
Working capital items:
Accounts receivable and unbilled revenue	—	(10,469)	(11,161)	—	(21,630)
Intercorporate current account	(60)	510	(450)	—	—
Prepaid and other assets	—	(137)	(327)	—	(464)
Accounts payable		158	(34)	—	124
Accrued and other liabilities	662	9,061	4,528	—	14,251
Deferred revenue	—	305	(803)	—	(498)
Restructuring reserve	(43)	—	—	—	(43)

Net cash flows provided by (used in) operating activities	$(13)	$2,924	$28,098	$—	$31,009

Cash Flows From Investing Activities:
Purchase of property and equipment	—	—	(11,720)	—	(11,720)
Proceeds from sale of property and equipment	—	—	3,234	—	3,234
Purchase of available-for-sale investments	—	—	(57,046)	—	(57,046)
Proceeds from maturities and sale of available-for-sale investments	—	—	35,685	—	35,685
Receipts from (payments for) lease deposits	—	(2)	30	—	28
Proceeds from sale of investments in affiliates	—	568	—	—	568

Net cash flows provided by (used in) investing activities	$—	$566	$(29,817)	$—	$(29,251)

Cash Flows From Financing Activities:
Payments on capital leases	—	—	(163)	—	(163)
Dividends paid	(6,076)	—	—	—	(6,076)
Purchase of subsidiary’s stock	(39)	—		—	(39)
Net proceeds from exercise of stock options	5,556	(3,180)	(678)	—	1,698
Payment of withholding taxes related to restricted stock	—	—	(964)	—	(964)
Tax benefits related to stock option exercises	572	—		—	572

Net cash flows provided by (used in) financing activities	$13	$(3,180)	$(1,805)	$—	$(4,972)

Effect of currency translation	—	(178)	1,406	—	1228

Net change in cash and cash equivalents	—	132	(2117)	—	(1,986)
Cash and cash equivalents, beginning of period	—	6,066	23,499	—	29,565

Cash and cash equivalents, end of period	$—	$6,198	$21,381	$—	$27,579

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

21.	Commitments and contingencies

Capital commitments

As of September 30, 2011, the Company has open purchase orders totaling $3.8 million to purchase property and equipment.

Bank guarantees

As of September 30, 2011, guarantees and letters of credit provided by banks on behalf of the Company’s subsidiaries, iGS and Patni, to customs authorities and vendors for capital procurements aggregated to $3.9 million. These guarantees and letters of credit have a remaining term of approximately one to three years.

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

Contingencies

As of September 30, 2011, CIT Appeals and Indian Income Tax Appellate Tribunal (“ITAT”) allowed the tax benefits claimed under section 10A of the Indian Income Tax Act, 1961, made by iGS amounting to $0.54 million pertaining to the demand issued by the Income tax department for the assessment years 2001-02, 2002-03, 2003-04 and 2004-05. The tax department has filed an appeal on this matter to the High Court.

During the nine months ended September 30, 2011, iGS received the final assessment order with a demand of $2.1 million, including interest of $0.7 million, issued by the Income tax department pertaining to the assessment year 2007-08 disallowing tax benefits under section 10A of the Act. iGS has filed an appeal with the CIT Appeals. iGS has paid 73% of the demand amount and the balance has been stayed until disposal of the appeal and recorded as advance payment of income taxes.

Based on management’s assessment of the tax demands received by iGS and on advice of its counsel, the Company believes that it is not likely that a loss will result from the above tax demands.

In December 2006 and December 2007, the Indian Income tax department had rejected Patni’s claim under Section 10A and raised a demand of approximately $12.9 million (including an interest demand of $3.8 million) for Assessment Year 2004-05 and $5.3 million (including an interest demand of $2.9 million) for Assessment Year 2002-2003, respectively. However on appeal in 2008, the CIT Appeals had allowed the claim under Section 10A of the Act. The Indian Income tax department has appealed against the CIT Appeals orders in respect of Assessment Year 2002-03 and 2004-05 in the Tribunal. Subsequently in July 2011, the Company has

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

received a favourable order from the Tribunal allowing the claim under section 10A of the Act for the Assessment Year 2002-2003. However the Company is awaiting for the Order giving effect to the Tribunal appeals. Management considers these demands against the Company without merit and, therefore, no provision for this tax contingency has been established.

In December 2008, Patni received a demand of approximately $9.4 million (including an interest demand of $5.3 million) for the Assessment Year 2003-04 and a demand in January 2009 of approximately $23.1 million (including an interest demand of approximately $8.6 million) for the Assessment Year 2005-06. These demands are for disallowance of tax benefits under Section 10A of the Act as per earlier assessments. Subsequently, in June 2010, the Company filed an extension for stay of demand. As per the stay of demand order, until December 2010, the Company has paid the sum of $1.3 million for the Assessment Year 2003-04 and $4.9 million for the Assessment Year 2005-06 in connection with the matter under appeal. Subsequently in July 2011, the Company received a favorable order from the Tribunal allowing the claim under section 10A of the Act for the Assessment Year 2003-2004. However the Company is awaiting for the Order giving effect to the Tribunal appeals. Management considers these demands against the Company to be without merit, and therefore no provision for this tax contingency has been established.

In November 2010, Patni received a demand order for Assessment Year 2006-07 for a sum of $25.8 million, (including an interest demand of $9.0 million), disallowing tax benefits under Section 10A of the Act as per the earlier assessments, as well as making a Transfer Pricing Adjustment for the Company’s business process outsourcing operations. The Company has filed an appeal before the ITAT and also filed an appeal for the stay of demand with the tax department. Management considers these disallowances to be without merit, and therefore no provision for this tax contingency has been established by the Company.

In December 2010, Patni received a draft assessment order for Assessment Year 2007-08 disallowing tax benefits under Section 10A of the Act as per the earlier assessments, as well as making a Transfer Pricing Adjustment for delayed recoveries from Associates Enterprises. The Company has filed the objections against the draft order before the Dispute Resolution Panel (“DRP”) newly set up under the Act. Management considers these disallowances against the Company to be without merit, and therefore no provision for this tax contingency has been established.

22.	Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2011-04- Fair Value Measurement, which amends the fair value measurement guidance and includes some enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The ASU is effective for fiscal years beginning after December 15, 2011. The Company will adopt this ASU in the first quarter of 2012 and is currently evaluating its impact on the financial statements and disclosures.

In June 2011, the FASB issued ASU No. 2011-05 – Comprehensive Income, which eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. Instead, an entity will be required to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. The ASU is effective for fiscal years beginning after December 15, 2011. The Company will adopt this ASU in the first quarter of 2012.

In September 2011, the FASB issued ASU No. 2011-08 Intangibles – Goodwill and Others, which is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. An entity can choose to early adopt if its annual test date is before the issuance of the final standard, provided that the entity has not yet performed its 2011 annual impairment test or issued its financial statements. An entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The Company is currently evaluating whether or not to take the option available in the ASU.

iGATE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

23.	Recently Adopted Accounting Pronouncements

In October 2009, the FASB issued ASU No. 2009-13 “Revenue recognition—Multiple deliverable revenue arrangements”. The ASU provides amendments to the criteria in “Revenue recognition—multiple element arrangements” for separating consideration in multiple element arrangements. The amendments in this ASU establish a selling price hierarchy for determining the selling price of a deliverable. Further, the term fair value in the revenue guidance will be replaced with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a market place participant. The amendments in this ASU will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this ASU did not have a significant impact on the Company’s financial position and results as of and for the three and nine months ended September 30, 2011.

24.	Subsequent Events

In November 2011, Patni received a demand order for Assessment Year 2007-08 for a sum of $ 33.7 million, (including an interest demand of $ 11.8 million), disallowing tax benefits under Section 10A of the Act as per the earlier assessments, as well as making a Transfer Pricing Adjustment for delayed recoveries from Associates Enterprises. The Company will file an appeal before the ITAT and also file an appeal for the stay of demand with the tax department. Management considers these disallowances to be without merit, and therefore no provision for this tax contingency has been established by the Company.

The Company has evaluated subsequent events through the date of filing the financial statements and no events other than the above have occurred from the balance sheet date that would impact the Consolidated Financial Statements.

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

Unless otherwise indicated or the context otherwise requires, all references in this report to “iGATE”, the “Company”, “us”, “our”, or “we” are to iGATE Corporation, a Pennsylvania corporation, and its consolidated subsidiaries. Unless otherwise indicated or the context otherwise requires, all references in this report to “Patni” are to Patni Computer Systems Limited, a majority-owned subsidiary of iGATE. iGATE Corporation, formerly named iGATE Capital Corporation, through its operating subsidiaries, is a worldwide provider of Information Technology (“IT”) and IT-enabled operations offshore outsourcing services to large and medium-sized organizations. These services include client/server design and development, conversion/migration services, offshore outsourcing, enterprise resource planning (“ERP”) package implementation and integration services, business and technology consulting, quality, assurance and engineering services, software development and applications maintenance outsourcing.

Website Access to SEC Reports

The Company’s website is http://www.igatepatni.com. The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, Patni’s Annual Report on Form 20-F, current reports on Form 6-K and any amendments to these reports are available free of charge on the Investors page of the Company’s website as soon as reasonably practicable after the reports are filed electronically with the Securities and Exchange Commission.

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

A majority of our clients have headquarters in North America and operate internationally. iGATE has 25,947 employees as of October 31, 2011.

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

We service customers in a wide range of industries. Our largest customer is Royal Bank of Canada (“RBC”) which accounted for approximately 17% and 35% of revenues for the nine months ended September 30, 2011 and September 30, 2010, respectively. Our second largest customer, General Electric Company (“GE”), accounted for approximately 11% and 19% of revenues for the nine months ended September 30, 2011 and 2010, respectively. iGATE is a Global Preferred Partner of RBC.

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

Since the actual results from May 12, 2011 through May 15, 2011 were not material, for convenience we utilized May 15, 2011 as the acquisition date. The results of operations of Patni for the period from May 16, 2011 to September 30, 2011 have been included in our consolidated results for the three and nine months ended September 30, 2011.

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

The terms of the Indenture governing the Notes, among other things, limits our ability and our restricted subsidiaries to (i) incur additional indebtedness or issue certain preferred stock; (ii) pay dividends on, or make distributions in respect of, their capital stock or repurchase their capital stock; (iii) make certain investments or other restricted payments; (iv) sell certain assets; (v) create liens or use assets as security in other transactions; (vi) merge, consolidate or transfer or dispose substantially all of their assets; and (vii) engage in certain transactions with affiliates. These covenants are subject to a number of important limitations and exceptions that are described in the Indenture. The Indenture also contains certain financial covenants relating to Consolidated Priority Debt Leverage Ratio and a Fixed Charge Coverage Ratio that we are required to comply with, when any of the above events occur. As of September 30, 2011, no such events have occurred.

The Notes are redeemable, in whole or in part, at any time on or after May 1, 2014, at the redemption prices specified in the Indenture, together with accrued and unpaid interest, if any, to the redemption date. At any time prior to May 1, 2014, we may redeem up to 35% of the aggregate principal amount of the Notes with the net cash proceeds from certain equity offerings at a redemption price equal to 109% of the principal amount thereof, together with accrued and unpaid interest, if any, to the redemption date. In addition, at any time prior to November 1, 2014, we may redeem the Notes, in whole or in part, at redemption price equal to 100% of the principal amount of the Notes so redeemed, plus a “make whole” premium as defined in the Indenture, together with accrued and unpaid interest, if any, to the redemption date.

Upon the occurrence of a change of control triggering event specified in the Indenture, we must offer to purchase the Notes at a redemption price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase.

Line of credit

On February 21, 2011, the Company entered into an arrangement with Standard Chartered Bank for an unsecured revolving working credit facility of $70 million at an annual interest rate of LIBOR plus 195 basis points, renewable on an annual basis. As of September 30, 2011, the Company’s net borrowing is $52 million under this line of credit at a weighted average interest rate of 1.35%.

On May 10, 2011, the Company entered into a credit agreement with DBS Bank LTD., Singapore, as administrative agent for the Lenders named therein and DBS Bank LTD., Bangalore Branch, as lead arranger, for revolving credit commitments in an aggregate principal U.S. Dollar Equivalent of $50 million maturing on May 16, 2016. The proceeds are to be used for working capital and other general corporate purposes. The facility carries an interest rate of LIBOR plus 280 basis points. As of September 30, 2011, the Company did not have any outstanding borrowings under this facility.

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

Assumptions and estimates used in the valuation of customer relationships:

The acquired company is often party to certain customer contracts and relationships that are of material value to the acquirer. Customer contracts and relationships refer to forecast revenues from existing customers from whom there is a readily identifiable income stream as at the valuation date, as a result of established business relationships with them. We have estimated the fair value of customer contracts and relationships based on the Excess Earnings Method under the Income Approach.

The excess earnings method is predicated on the basis that the value of an intangible asset is the present value of the earnings it generates, net of a reasonable return on other assets also contributing to that stream of earnings. The main steps under this method are:

•

Forecast sales to which the acquired intangibles contribute and estimate the cash flows earned from these sales. To arrive at the projected revenues from the existing customers, we have considered the revenues of the last 5 years from all the existing customers as at the valuation date and applied an annual average churn rate of 3% (rounded) to these revenues.

•	Deduct the tax charge on these cash flows – we estimated the effective tax rate on a go forward basis to be 30%

•

Deduct contributory asset charges – in order to assess the excess earnings attributable to customer contracts and relationships, we have deducted contributory asset charges for the use of other assets. The contributory charges for the economic returns are computed based on the assets utilized by the intangible asset. The notional contributory charges are based on the presumption that the contributory assets were leased from a third party in an arms-length transaction. All such contributory charges are computed based on the fair value of the relevant contributory asset. The applied contributory asset charges take into account the return of the asset (wear and tear) and the return on asset (interest on invested capital).

•

We considered the risk of the above intangible in relation to the risk of other intangibles and in relation to the risk of the overall business. Based on this analysis, we utilized a discount rate of 18.00%. We used this to discount the excess earnings to obtain the value of the intangible.

•

We have assumed an economic life of 15 years considering the uncertainty of continuity of customer relationships beyond this period and also that the present value factor beyond such period is not material.

Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2011-04- Fair Value Measurement, which amends the fair value measurement guidance and includes some enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The ASU is effective for fiscal years beginning after December 15, 2011. The Company will adopt this ASU in the first quarter of 2012 and is currently evaluating its impact on the financial statements and disclosures.

In June 2011, the FASB issued ASU No. 2011-05 – Comprehensive Income, which eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. Instead, an entity will be required to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. The ASU is effective for fiscal years beginning after December 15, 2011. The Company will adopt this ASU in the first quarter of 2012.

In September 2011, the FASB issued ASU No. 2011-08 Intangibles – Goodwill and Others, which is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. An entity can choose to early adopt if its annual test date is before the issuance of the final standard, provided that the entity has not yet performed its 2011 annual impairment test or issued its financial statements. An entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The Company is currently evaluating whether or not to take the option available in the ASU.

Results of Operations

Following the Patni Acquisition, the Company’s Chief Executive Officer, who is the chief operating decision maker, determined that the business will be operated and managed through the following segments: (a) iGATE Corporation and its subsidiaries other than Patni and (b) Patni. The consolidated financial results include the Patni results with effect from May 16, 2011. As a result, no comparative information is provided for the Patni segment for the three and nine months ended September 30, 2011.

Results of Operations for the Three Months Ended September 30, 2011 as Compared to the Three Months Ended September 30, 2010:

	Three Months Ended
	September 30, 2011				September 30, 2010
	iGATE	Patni	Eliminations	Total
Revenues	$77,412	$190,965	$(2,653)	$265,724	$74,845
Cost of revenues *	48,360	121,858	(2,653)	167,565	45,378

Gross margin	29,052	69,107	—	98,159	29,467
Selling, general and administrative expense	10,762	35,983	—	46,745	12,056
Depreciation and amortization	2,602	11,065	—	13,667	2,251

Income from operations	$15,688	$22,059	$—	37,747	15,160

Interest expense				(19,546)	(47)
Foreign exchange loss, net				(7,874)	(75)
Other income, net				4,145	1,083
Equity loss of affiliated companies				(62)	—

Income before income taxes				14,410	16,121
Income tax expense				(2,793)	1,856

Net income				17,203	14,265
Non-controlling interest				2,950	—

Net income attributable to iGATE Corporation				14,253	14,265
Accretion to preferred stock				84	—
Preferred dividend				6,769	—

Net income attributable to iGATE Corporation common shareholders’				$7,400	$14,265

*	Cost of revenues is exclusive of depreciation and amortization

Revenues

Consolidated revenues for the three months ended September 30, 2011 were $265.7 million as compared to $74.8 million for the three months ended September 30, 2010. The significant increase in the revenues was mainly due to the Patni Acquisition. The Patni segment accounted for $188.3 million or 70.9% of consolidated revenues (net of intercompany revenues of $2.7 million).

The iGATE segment accounted for $77.4 million (29.1% of consolidated revenues) for the three months ended September 30, 2011, an increase of $2.6 million, or 3.4%, as compared to $74.8 million for the three months ended September 30, 2010. The revenue increase for the periods presented is directly attributable to a combination of increased business with our recurring customers, favorable movement in currency markets and new customer engagements. Revenues increased due to the increased volume by 3.7%, increased average blended realization rate by 0.2% and unfavorable movement in currency markets by 0.5% for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. Our top five customers accounted for 70.0% and 70.9% of the revenue for the three months ended September 30, 2011 and 2010, respectively.

Gross margin

Consolidated gross margin was $98.2 million or 36.9% of consolidated revenues for the three months ended September 30, 2011, as compared to $29.5 million or 39.4% of consolidated revenues for the three months ended September 30, 2010. The increase in gross margin in absolute terms was mainly due to the Patni Acquisition. The Patni segment accounted for $69.1 million (70.4% of consolidated gross margin) or 36.7% of the segment revenues.

The iGATE segment gross margin was $29.1 million (29.6% of consolidated gross margin) or 37.5% of the segment revenues for the three months ended September 30, 2011, as compared to $29.5 million or 39.4% of the segment revenues for the three months ended September 30, 2010. The decrease in gross margin is primarily due to salary increments in 2011.

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

Consolidated SG&A costs for the three months ended September 30, 2011 were $46.7 million or 17.6% of consolidated revenues, as compared to $12.1 million or 16.1% of consolidated revenues for the three months ended September 30, 2010. The significant increase in SG&A costs was mainly due to the Patni Acquisition. The Patni segment accounted for $36.0 million or 77.0% of consolidated SG&A costs.

The iGATE segment accounted for $10.7 million (23.0% of consolidated SG&A costs) or 13.9% of the segment revenues, as compared to $12.1 million or 16.1% of segment revenues for the three months ended September 30, 2010. The net employee cost increased by $5.3 million for the three months ended September 30, 2011, as compared to three months ended September 30, 2010, mainly due to an increase in salaries, bonus and benefits of $4.9 million, travel expense and related costs of $0.4 million. The net corporate cost increased by $1.2 million for the three months ended September 30, 2011 mainly due to an increase in outside professional services, accounting, and administrative charges. The net facilities costs increased by $0.4 million for the three months ended September 30, 2011, mainly due to an increase in rental and communication related expenses. We have recorded $8.2 million as cost reimbursement from Patni towards the sales and administrative support provided for the current period.

Depreciation and amortization costs

Consolidated depreciation and amortization costs for the three months ended September 30, 2011 were $13.7 million or 5.1% of consolidated revenues, as compared to $2.3 million or 3.0% of consolidated revenues for the three months ended September 30, 2010. The significant increase in depreciation and amortization costs is primarily due to the Patni Acquisition. The Patni segment accounted for $11.1 million or 81.0% of consolidated depreciation and amortization costs.

The iGATE segment accounted for $2.6 million or 3.4% of the segment revenues for the three months ended September 30, 2011, as compared to $2.3 million or 3.0% of segment revenues for the three months ended September 30, 2010.

Operating income

Consolidated operating income was $37.7 million or 14.2% of consolidated revenues for the three months ended September 30, 2011 and $15.2 million or 20.3% of consolidated revenues for the three months ended September 30, 2010. The increase was mainly due to the Patni Acquisition. The Patni segment accounted for $22.0 million or 8.3% of consolidated revenues.

The iGATE segment accounted for $15.7 million or 20.3% of the segment revenues for the three months ended September 30, 2011 as compared to $15.2 million or 20.3% of revenues for the three months ended September 30, 2010.

Interest expense

We issued 9% senior notes on April 29, 2011 and recorded interest expense of $17.4 million for the three months ended September 30, 2011. We also amortized the debt issuance costs of $1.5 million for the three months ended September 30, 2011. The interest expense recorded on our $52 million line of credit, at an effective interest rate of 1.34%, amounted to $0.2 million for the three months ended September 30, 2011.

Foreign exchange gain (loss), net

Foreign exchange loss was $7.9 million for the three months ended September 30, 2011 as compared to $0.1 million for the three months ended September 30, 2010. The significant increase in foreign exchange gain is mainly due to the Patni Acquisition. The Patni segment accounted for $6.8 million foreign exchange loss.

The favorable foreign currency movement resulted in the realized gain of $0.9 million on settlement of cash flow hedges for the three months ended September 30, 2011 as compared to gain of $0.4 million for the three months ended September 30, 2010.

We also recognized a favorable foreign currency gain related to our intercompany debt in India and the remeasurement of the current assets denominated in the foreign currency, amounting to $2.5 million for the three months ended September 30, 2011 as compared to a loss of $0.5 million for the three months ended September 30, 2010. We have also recorded an unfavorable foreign currency loss of $4.4 million on the remeasurement of packing credit facility borrowed under our line of credit for the three months ended September 30, 2011.

Other income, net

Our investment income for the three months ended September 30, 2011 totaled $3.7 million as compared to $0.9 million for the three months ended September 30, 2010. The significant increase in investment income is mainly attributable to the Patni Acquisition. The Patni segment accounted for $3.3 million investment income.

The iGATE segment investment income for the three months ended September 30, 2011 totaled $0.4 million as compared to $0.9 million for the three months ended September 30, 2010. In the 2011 second quarter, we liquidated the investments to fund the Patni Acquisition, which reduced investment income as compared to the three months ended September 30, 2010.

Income taxes

Our effective tax rate was (19.4)% and 11.5% during the three months ended September 30, 2011 and 2010, respectively. The decrease in effective tax rate is mainly due to deferred tax benefit of $3.9 million and $1.2 million recognized during the three months ended September 30, 2011, relating to net operating losses of tax holiday and non tax holiday business units brought forward from prior years and foreign tax credit, respectively.

Non controlling interest

We recorded $3.0 million share of profits of non controlling interest in Patni representing 17.88% share of net income of $16.5 million of Patni for the three months ended September 30, 2011.

Preferred dividend

On February 1, 2011, pursuant to the securities purchase agreement with Viscaria Limited dated January 10, 2011, we issued 210,000 shares of Series B Preferred Stock for a consideration of $210 million and an additional 120,000 shares was issued on May 9, 2011 for a consideration of $120 million. We have accrued for cumulative dividends of $6.8 million at a rate of 8.00% per annum, compounded quarterly, for the three months ended September 30, 2011.

Results of Operations for the Nine Months Ended September 30, 2011 as Compared to the Nine Months Ended September 30, 2010:

	Nine Months Ended
	September 30, 2011				September 30, 2010
	iGATE	Patni*	Eliminations	Total
Revenues	$229,763	$285,233	$(3,057)	$511,939	$199,584
Cost of revenues**	141,150	185,470	(3,057)	323,563	121,446

Gross margin	88,613	99,763	—	188,376	78,138
Selling, general and administrative expense	47,500	61,415	—	108,915	33,904
Depreciation and amortization	7,418	17,614	—	25,032	6,599

Income from operations	$33,695	$20,734	$—	54,429	37,635

Interest expense				(32,834)	(80)
Foreign exchange gain/(loss), net				16,846	(1,153)
Other income, net				8,553	4,002
Equity income of affiliated companies				(52)	—

Income before income taxes				46,942	40,404
Income tax expense				7,314	3,371

Net income				39,628	37,033
Non-controlling interest				3,437	—

Net income attributable to iGATE Corporation				36,191	37,033
Accretion to preferred stock				214	—
Preferred dividend				15,131	—

Net income attributable to iGATE Corporation common shareholders				$20,846	$37,033

*	Patni results are for the period from May 16, 2011 through September 30, 2011
**	Cost of revenues is exclusive of depreciation and amortization

Revenues

Consolidated revenues for the nine months ended September 30, 2011 were $511.9 million as compared to $199.6 million for the nine months ended September 30, 2010. The significant increase in the revenues is mainly due to the Patni Acquisition. The Patni segment accounted for $282.2 million or 55.1% of total revenues (net of intercompany revenues of $3.1 million).

The iGATE segment accounted for $229.8 million (44.9% of consolidated revenues) for the nine months ended September 30, 2011, an increase of $30.2 million, or 15.1%, as compared to $199.6 million for the nine months ended September 30, 2010. The revenue increase for the periods presented is directly attributable to a combination of increased business with our recurring customers, favorable movement in currency markets and new customer engagements. Revenues increased due to increased volume by 14.4%, increased average blended realization rate by 1.0% and unfavorable movement in currency markets by 0.2% for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. Our top five customers accounted for 70.1% and 72.0% of the revenue for the nine months ended September 30, 2011 and 2010, respectively.

Gross margin

Consolidated gross margin was $188.4 million or 36.8% of consolidated revenues (“gross margin percentage”) for the nine months ended September 30, 2011, as compared to $78.1 million or 39.2% as a percentage of consolidated revenues for the nine months ended September 30, 2010. The increase in gross margin in absolute terms is mainly due to the Patni Acquisition. The Patni segment accounted for $99.8 million (53.0% of consolidated gross margin) or 35.4% of the segment revenues.

The iGATE segment gross margin was $88.6 million (47.0% of consolidated gross margin) or 38.6% of the segment revenues for the nine months ended September 30, 2011, as compared to $78.1 million or 39.2% of the segment revenues for the nine months ended September 30, 2010. The decrease in gross margin is primarily due to salary increments in 2011.

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

Consolidated SG&A costs for the nine months ended September 30, 2011 were $108.9 million or 21.3% of consolidated revenues, as compared to $33.9 million or 17.0% of consolidated revenues for the nine months ended September 30, 2010. The significant increase in SG&A costs is mainly due to the Patni Acquisition. The Patni segment accounted for $61.4 million or 56.4% of consolidated SG&A costs.

The iGATE segment accounted for $47.5 million (43.6% of consolidated SG&A costs) or 20.7% of the segment revenues for the nine months ended September 30, 2011, as compared to $33.9 million or 17.0% of the segment revenues for the nine months ended September 30, 2010. The net employee cost increased by $7.1 million for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, mainly due to an increase in salaries, bonus and benefits by $6.6 million and travel and related costs of $0.9 million which is partly offset by a decrease in recruitment expense of $0.4 million. The net corporate cost increased by $13.0 million for the nine months ended September 30, 2011, mainly due to expenses associated with the Patni Acquisition of $9.0 million, lease termination costs of $0.5 million, SAP software write off charges of $1.5 million and an increase in outside professional services, accounting, insurance and administrative charges by $2.0 million. The net facilities costs increased by $1.6 million for the nine months ended September 30, 2011, primarily due to an increase in rental, office and building maintenance and communication related expenses. We have recorded $8.2 million as cost reimbursement from Patni towards the sales and administrative support provided for the current period.

Depreciation and amortization

Consolidated depreciation and amortization costs for the nine months ended September 30, 2011 were $25.0 million or 4.9% of consolidated revenues, as compared to $6.6 million or 3.3% of consolidated revenues for the nine months ended September 30, 2010. The significant increase in depreciation and amortization costs is mainly due to the Patni Acquisition. The Patni segment accounted for $17.6 million or 70.4% of consolidated depreciation and amortization costs.

The iGATE segment accounted for $7.4 million or 3.2% of the segment revenues for the nine months ended September 30, 2011, as compared to $6.6 million or 3.3% of revenues for the nine months ended September 30, 2010.

Operating income

Consolidated operating income was $54.4 million or 10.6% of consolidated revenues for the nine months ended September 30, 2011 and $37.6 million or 18.9% of consolidated revenues for the nine months ended September 30, 2010. The increase in absolute terms is mainly due to the Patni Acquisition. The Patni segment accounted for $20.7 million or 4.1% of consolidated revenues.

The iGATE segment accounted for $33.7 million or 14.7% of the segment revenues for the nine months ended September 30, 2011 as compared to $37.6 million or 18.9% of revenue for the nine months ended September 30, 2010. The decrease in operating income was mainly due to onetime expenses associated with the Patni Acquisition amounting to approximately $11.0 million or 4.8% of the segment revenues recorded for the nine months ended September 30, 2011. The decrease in margins was partly offset by increase in gross margin in absolute terms resulted from increased business.

Interest expense

We issued 9% senior notes on April 29, 2011 and recorded an interest expense of $29.4 million for the current period. We also amortized the debt issuance costs of $2.3 million for the current period. The interest expense recorded on our $52 million line of credit, at effective interest rate of 1.34%, amounted to $0.5 million for the nine months ended September 30, 2011.

Foreign exchange gain (loss), net

Foreign exchange gain was $16.8 million for the nine months ended September 30, 2011 as compared to foreign exchange loss of $1.1 million for the nine months ended September 30, 2010.

The favorable foreign currency movement related to foreign currency derivative contracts entered into in connection with the Patni Acquisition which resulted in a net realized gain of $15.0 million on settled contracts for the nine months ended September 30, 2011.

The Company also recognized favorable foreign currency movement resulting in a realized gain of $1.6 million on settlement of cash flow hedges for the nine months ended September 30, 2011 as compared to a loss of $0.6 million for the nine months ended September 30, 2010.

We also recognized a favorable foreign currency gain of $5.1 million on remeasurement of escrow account balance for the nine months ended September 30, 2011 and $2.9 million of favorable foreign currency gain related to our intercompany debt in India and remeasurement of current assets denominated in foreign currency as compared to a loss of $0.5 million for the nine months ended September 30, 2010. We have also recorded an unfavorable foreign currency loss of $4.2 million on the remeasurement of packing credit facility borrowed under our line of credit for the nine months ended September 30, 2011.

The Patni segment accounted for $3.5 million foreign exchange loss.

Other income, net

Our investment income for the nine months ended September 30, 2011 totaled $7.9 million as compared to $2.1 million for the nine months ended September 30, 2010. The Patni segment contributed $6.2 million investment income for the nine months ended September 30, 2011.

The iGATE segment investment income for the nine months ended September 30, 2011 totaled $1.7 million as compared to $2.1 million for the nine months ended September 30, 2010. In the second quarter of 2011, we liquidated our investments to fund the Patni Acquisition, which reduced investment income for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.

We recognized gain on sale of fixed assets of $1.3 million and gain on sale of investment in affiliate of $0.6 million during the nine months ended September 30, 2010.

Income taxes

Our effective tax rate was 15.6% and 8.3% during the nine months ended September 30, 2011 and 2010, respectively. The increase in effective tax rate is mainly due to the expiration of the tax holiday on our foreign earnings in March 2011, which was partly offset by deferred tax benefit of $3.9 million and $1.2 million recognized during the nine months ended September 30, 2011, relating to net operating losses of tax holiday and non tax holiday business units brought forward from prior years and foreign tax credit, respectively.

Non controlling interest

We recorded $3.4 million share of profits of non controlling interest in Patni representing 17.88% share of net income of $19.2 million of Patni for the nine months ended September 30, 2011.

Preferred dividend

On February 1, 2011, pursuant to the securities purchase agreement with Viscaria Limited dated January 10, 2011, we issued 210,000 shares of Series B Preferred Stock for a consideration of $210 million and an additional 120,000 shares was issued on May 9, 2011 for a consideration of $120 million. We have accrued for cumulative dividends of $15.1 million, at a rate of 8.00% per annum, compounded quarterly for the nine months ended September 30, 2011.

Liquidity and Capital Resources

Cash from Operations

Cash provided by operations was $60.5 million for the nine months ended September 30, 2011. Factors contributing to our cash provided by operations were income from operations of $39.6 million for the period and an increase of accounts payable of $4.3 million, increase of accrued and other liabilities of $0.2 million, increase of deferred revenue of $0.1 million which was offset by an increase in accounts receivable and unbilled revenues of $21.5 million, and an increase in prepaid and other assets of $9.8 million. During the period, significant non-cash items totaled $61.1 million and included depreciation and amortization costs of $25.0 million, stock based compensation expense of $8.9 million, SAP software write off costs of $1.2 million, lease termination charges of $0.4 million, provision for doubtful debts of $0.5 million, amortization of debt issuance costs of $2.3 million, interest on senior notes $29.4 million, unrealized gain on derivative contracts $5.7 million offset by deferred income taxes of $11.5 million and tax benefits related to stock option exercises of $0.8 million.

Cash provided by operations was $31.0 million for the nine months ended September 30, 2010. Factors contributing to our cash provided by operations were income from operations of $37.0 million for the period and an increase of accounts payable of $0.1 million, increase of accrued and other liabilities of $14.3 million which was offset by an increase in accounts receivable and unbilled revenues of $21.6 million, increase in prepaid and other assets of $0.5 million and an increase of deferred revenue of $0.5 million. During the period, significant non-cash items totaled $5.9 million and included depreciation and amortization costs of $6.6 million, stock based compensation expense of $4.8 million offset by deferred income taxes of $4.6 million, recovery of doubtful debts of $0.3 million and tax benefits related to stock option exercises of $0.6 million.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2011 was $1.2 billion, as compared to $29.3 million for the nine months ended September 30, 2010.

On May 12, 2011, we completed the Patni Acquisition for net cash consideration of $1.2 billion, partly offset by the net proceeds from the sale of our investments amounting to $21.5 million.

During the nine months ended September 30, 2011, we incurred the net capital expenditure of $12.7 million. During the nine months ended September 30, 2010, we had sold an office building located in Bangalore, India for a consideration of $2.8 million, purchased additional investments of $21.4 million and incurred the capital expenditure of $11.7 million.

Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2011 was $1.1 billion, as compared to use of $5.0 million for the nine months ended September 30, 2010.

On February 1, 2011, we issued Series B Preferred Stock amounting to $210 million and an additional $120 million on May 9, 2011. Proceeds from such issuance, net of related costs of $3.4 million, amounted to $326.6 million. Proceeds from the sale of the Series B Preferred Stock were used to finance the Patni Acquisition.

On February 21, 2011, we entered into an arrangement with Standard Chartered Bank for an unsecured revolving working credit facility of $70 million at an annual interest rate of LIBOR plus 195 basis points, renewable on an annual basis. As of September 30, 2011, we had borrowed $52.0 million under this line of credit at an effective interest rate of 1.34%.

On April 29, 2011, we issued $770 million ($737 million, net of commitment, placement and other financing and professional fees) aggregate principal amount of 9.0% Senior Notes due 2016 (“Notes”) in a private placement for financing a portion of the Patni Acquisition. The Notes require semi-annual interest payments on May 1 and November 1.

Dividends paid amounted to $6.1 million for the nine months ended September 30, 2010 and no dividends were paid during the current period, as the Board of Directors decided to retain the 2010 profits for funding the Patni Acquisition. The net proceeds from exercise of employee stock options were $1.1 million and $1.7 million for the nine months ended September 30, 2011 and 2010, respectively.

Our cash, cash equivalents and short-term investments as of September 30, 2011 were $432.4 million as compared to $139.8 million as of December 31, 2010. We believe that cash generated from operations along with the unutilized line of credit arrangements will be adequate to meet our reasonably foreseeable operating liquidity requirements.

On May 10, 2011, we entered into an arrangement with DBS Bank LTD., Singapore, as administrative agent for the Lenders and DBS Bank LTD., Bangalore Branch, as lead arranger, for Revolving Credit Commitments an unsecured revolving working credit facility of $50 million, maturing on May 16, 2016, at an annual interest rate of LIBOR plus 280 basis points. As of September 30, 2011, we did not have any borrowing outstanding under this facility.

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

As of September 30, 2011, the potential gain or loss in the fair value of iGS outstanding foreign currency contracts assuming hypothetical 10%, 5%, 2% and 1% fluctuations in currency rates would be approximately:

	Valuation given X% decrease In Rupee / USD rate				Fair Value as of Sept 30, 2011	Valuation given X% increase in Rupee / USD rate
	(10%)	(5%)	(2%)	(1%)		1%	2%	5%	10%
Rupee to U.S. Rate	44.08	46.53	48.00	48.49	48.98	49.46	49.95	51.42	53.87
Derivative Instruments	$75.9	$36.2	$14.4	$7.4	$0.5	$(6.2)	$(12.8)	$(31.8)	$(61.2)

Seasonality

Our operations are generally not affected by seasonal fluctuations. However, our consultants’ billable hours are affected by national holidays and vacation policies, which vary by country and by operating company.

Economic Trends and Outlook

According to Gartner Inc., an IT research and advisory company, the IT Services industry worldwide IT spending is forecasted to total $851.6 billion in 2011, a 7.4 % increase from 2010 revenue of nearly $793 billion.

If the global economic recovery continues, modest growth in IT spending is expected. However, the potential for event-driven disruptions such as the recent earthquake and tsunami in Japan, or general global economic slowdowns would likely have an adverse impact on IT spending. The IT industry is aggressively pursuing innovations that it expects to stimulate demand beyond such modest growth. Besides organic growth, IT service providers are also aggressively pursuing mergers and acquisitions to stimulate growth. We believe that our business model is diversified, both geographically and operationally—we serve both IT and IT enabled solutions. We believe our strategy of a global delivery model and the Patni Acquisition positions us well to provide a greater breadth of services in catering to market needs and opportunities.

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

Except for changes made as part of the integration of Patni, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The certification required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits 31.1 and 31.2, respectively, to this quarterly report on Form 10-Q.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

Information concerning certain risks and uncertainties appears in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, Part II, Item 1A “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and Part II, Item 1A “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011. You should carefully consider those risks and uncertainties, which could materially affect our business, financial condition and results of operations. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

ITEM 6.	EXHIBITS

(a) Exhibits

3.1	Third Amended and Restated Articles of Incorporation of iGATE Corporation, dated May 5, 2011, is incorporated by reference to Exhibit 3.1 to iGATE’s Form 8-K, filed on May 11, 2011.

3.2	Amended and Restated Bylaws of iGATE Corporation are incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q, filed on August 14, 2000.

4.1	Registration Rights Agreement, between iGATE Corporation and the Selling Shareholders named therein, dated as of August 17, 2010 is incorporated by reference to Exhibit 4.2 to iGATE Corporation’s Registration Statement on Form S-3, Commission File No. 333-170042, filed on October 20, 2010.

4.2	Form of certificate representing the Common Stock of the Company is incorporated by reference to Exhibit 4.1 to iGATE Corporation’s Registration Statement on Form S-1, Commission File No. 333-14169, filed on November 19, 1996.

4.3	Indenture, dated April 29, 2011, by and among iGATE Corporation, iGATE Technologies, Inc., and Wilmington Trust, National Association (successor by merger to Wilmington Trust FSB), as trustee, is incorporated by reference to Exhibit 4.1 to iGATE Corporation’s Form 8-K, filed on May 5, 2011.

4.4	Supplemental Indenture, dated May 12, 2011, among iGATE Corporation, the guarantors named therein, and Wilmington Trust, National Association (successor by merger to Wilmington Trust FSB), as trustee, is incorporated by reference to Exhibit 4.4 to iGATE Corporation’s Registration Statement on Form S-4 filed on September 30, 2011.

4.5	Registration Rights Agreement, dated April 29, 2011, by and among iGATE Corporation, iGATE Technologies, Inc. and the initial purchasers named therein is incorporated by reference to Exhibit 4.2 to iGATE Corporation’s Form 8-K, filed on May 5, 2011.

4.6	Escrow Agreement, by and among iGATE Corporation, as Grantor, Wilmington Trust, National Association (successor by merger to Wilmington Trust FSB), as Trustee, and Standard Chartered Bank, as Escrow Agent, is incorporated by reference to Exhibit 10.1 to iGATE Corporation’s Form 8-K, filed on May 5, 2011.

4.7	Account Security Deed, dated as of May 3, 2011, by and among iGATE Corporation, as charger, and Wilmington Trust, National Association (successor by merger to Wilmington Trust FSB), as charge, is incorporated by reference to Exhibit 10.2 to iGATE Corporation’s Form 8-K, filed on May 5, 2011.

10.1	Employment Contract, dated July 1, 2011, between Suresh Anantha Narayanan and iGATE Technologies, Inc. is incorporated by reference to Exhibit 10.1 to iGATE’s Form 8-K, filed on July 7, 2011.

10.2	Employment Contract, dated July 1, 2011, between Srinivas Rao Kandula and iGATE Technologies, Inc. is incorporated by reference to Exhibit 10.2 to iGATE’s Form 8-K, filed on July 7, 2011.

10.3	Employment Contract, dated July 1, 2011, between Sujit Sircar and iGATE Global Solutions Limited is incorporated by reference to Exhibit 10.3 to iGATE’s Form 8-K, filed on July 7, 2011.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer is filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer is filed herewith.

101.INS	XBRL Instance Document.†

101.SCH	XBRL Taxonomy Extension Schema Document.†

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.†

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.†

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.†

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.†

†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 7th day of November 2011.

iGATE CORPORATION

November 7, 2011	/S/ PHANEESH MURTHY
Phaneesh Murthy Chief Executive Officer and Director

/S/ SUJIT SIRCAR
Sujit Sircar Chief Financial Officer

EXHIBIT INDEX

3.1	Third Amended and Restated Articles of Incorporation of iGATE Corporation, dated May 5, 2011, is incorporated by reference to Exhibit 3.1 to iGATE’s Form 8-K, filed on May 11, 2011.

3.2	Amended and Restated Bylaws of iGATE Corporation are incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q, filed on August 14, 2000.

4.1	Registration Rights Agreement, between iGATE Corporation and the Selling Shareholders named therein, dated as of August 17, 2010 is incorporated by reference to Exhibit 4.2 to iGATE Corporation’s Registration Statement on Form S-3, Commission File No. 333-170042, filed on October 20, 2010.

4.2	Form of certificate representing the Common Stock of the Company is incorporated by reference to Exhibit 4.1 to iGATE Corporation’s Registration Statement on Form S-1, Commission File No. 333-14169, filed on November 19, 1996.

4.3	Indenture, dated April 29, 2011, by and among iGATE Corporation, iGATE Technologies, Inc., and Wilmington Trust, National Association (successor by merger to Wilmington Trust FSB), as trustee, is incorporated by reference to Exhibit 4.1 to iGATE Corporation’s Form 8-K, filed on May 5, 2011.

4.4	Supplemental Indenture, dated May 12, 2011, among iGATE Corporation, the guarantors named therein, and Wilmington Trust, National Association (successor by merger to Wilmington Trust FSB), as trustee, is incorporated by reference to Exhibit 4.4 to iGATE Corporation’s Registration Statement on Form S-4 filed on September 30, 2011.

4.5	Registration Rights Agreement, dated April 29, 2011, by and among iGATE Corporation, iGATE Technologies, Inc. and the initial purchasers named therein is incorporated by reference to Exhibit 4.2 to iGATE Corporation’s Form 8-K, filed on May 5, 2011.

4.6	Escrow Agreement, by and among iGATE Corporation, as Grantor, Wilmington Trust, National Association (successor by merger to Wilmington Trust FSB), as Trustee, and Standard Chartered Bank, as Escrow Agent, is incorporated by reference to Exhibit 10.1 to iGATE Corporation’s Form 8-K, filed on May 5, 2011.

4.7	Account Security Deed, dated as of May 3, 2011, by and among iGATE Corporation, as charger, and Wilmington Trust, National Association (successor by merger to Wilmington Trust FSB), as charge, is incorporated by reference to Exhibit 10.2 to iGATE Corporation’s Form 8-K, filed on May 5, 2011.

10.1	Employment Contract, dated July 1, 2011, between Suresh Anantha Narayanan and iGATE Technologies, Inc. is incorporated by reference to Exhibit 10.1 to iGATE’s Form 8-K, filed on July 7, 2011.

10.2	Employment Contract, dated July 1, 2011, between Srinivas Rao Kandula and iGATE Technologies, Inc. is incorporated by reference to Exhibit 10.2 to iGATE’s Form 8-K, filed on July 7, 2011.

10.3	Employment Contract, dated July 1, 2011, between Sujit Sircar and iGATE Global Solutions Limited is incorporated by reference to Exhibit 10.3 to iGATE’s Form 8-K, filed on July 7, 2011.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer is filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer is filed herewith.

101.INS	XBRL Instance Document.†

101.SCH	XBRL Taxonomy Extension Schema Document.†

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.†

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.†

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.†

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.†

†	Furnished herewith.