Form 10-K
period 2011-12-31
IGATE CORP
filed 2012-03-14
CIK 1024732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to                    .

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2011 (based on the closing price of such stock as reported by NASDAQ on such date) was $410,674,750.

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of February 29, 2012 was 56,819,087 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement, for the 2012 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

iGATE CORPORATION

2011 FORM 10-K

PART I

ITEM 1.	BUSINESS

Forward-looking and Cautionary Statements

This Annual Report on Form 10-K (“Annual Report”) contains statements that are not historical facts and that constitute “forward-looking statements” within the meaning of such term under the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include statements regarding the business outlook, the demand for the products and services, and all other statements in this Annual Report other than recitation of historical facts. Words such as “expect”, “potential”, “believes”, “anticipates”, “plans”, “intends” and similar expressions are intended to identify such forward-looking statements. Forward-looking statements in this Annual Report include, without limitation, forecasts of market growth, future revenues, future expectations concerning growth of business, cost competitiveness, and other matters that involve known and unknown risks, uncertainties and other factors that may cause results, levels of activity, performance or achievements to differ materially from results expressed or implied by this Annual Report. Such risk factors include, among others: whether certain market segments grow as anticipated; the competitive environment in the information technology services industry; and whether the companies can successfully provide services/products and the degree to which these gain market acceptance. These and other risks in the sections entitled are discussed in Item 1A of Part I of this Annual Report entitled “Risk Factors” and in other sections of this Annual Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Actual results may differ materially from those contained in the forward-looking statements in this Annual Report. Any forward-looking statements are based on information currently available to us and we assume no obligation to update these statements as circumstances change.

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

Business Overview

We are a worldwide outsourcing provider of integrated end-to-end offshore centric information technology (“IT”) and IT-enabled operations solutions and services. We deliver a comprehensive range of IT services through globally integrated onsite and offshore delivery locations primarily in India. We offer our services to customers through industry focused practices, including insurance and healthcare (“IHC”), manufacturing, retail and logistics (“MRDL”), banking and financial services (“BFS”), communications and utilities (“CEU”), and media and entertainment (“MELT”) and through technology focused practices. IT services include application development, application maintenance and support, verification and validation, enterprise application solutions, business intelligence and data warehousing (“BI & DW”), packaged software implementation, infrastructure management services, quality assurance services and product engineering services. IT-enabled services include business process outsourcing (“BPO”) transaction processing services and customer interaction services (“CIS”)

We were founded in 1986 and our principal executive office is located in Fremont, California. We have operations in India, Canada, the United States, Europe, Mexico, Singapore, Malaysia, Japan, Australia, the United Arab Emirates, South Africa, Turkey, South Korea, China, Switzerland and the United Kingdom.

We completed the acquisition of Patni Computer Systems Limited (“Patni”) on May 12, 2011, from which date the two companies have been operating as a new brand, iGATE Patni. This new go-to-market position was based largely on the iGATE positions of the business outcomes, using the Patni micro-vertical strategy.

iGATE Patni heralds the beginning of a new era by bringing together two companies — iGATE and Patni. Between the two, we provide full-spectrum consulting, technology and BPO and product engineering services. In a crowded and intensely competitive marketplace for such offerings, we have built a reputation and core differentiating attribute around our unique Business Outcomes-based model.

Through a blended strategy of “offerings tailored to customers’ and market needs” — referred to as our “outside-in approach” for problem-solving, experimenting and innovating business and technology platforms; we achieve results efficiently through rapid improvement and automation, resulting in reduced cycle times and costs over a period of time. Requiring accountability for results towards aligned goals, ensures that we continuously measure our progress against the goals, thus enabling us to deliver significant benefits to our customers with a lower risk profile.

With over three decades of IT Services experience and our distinctive philosophy of “Accountable for Clients’ Business” powered by our “Integrated Technology and Operations” platform (“iTOPS”), our multi-location global organization consistently delivers effective solutions to more than 360 Fortune 1000 clients.

A diversified, well-trained and motivated talent pool of more than 26,000 employees work cohesively to deliver solutions based around a mature global delivery model to clients across the Americas, Europe-Middle East-Africa (EMEA) and Asia-Pacific. The reach and global-spanning capabilities of our delivery centers, allows us to be resourceful, but we are also small enough to be flexible, making us one of the most dynamic and highly adaptable large IT service companies.

iGATE Patni capitalizes on the strength of our numerous combined synergies and core capabilities which enable us to be an effective and reliable transformation partner to our varied client base. Our synergies and capabilities include: deep domain and delivery expertise; focus on micro-verticals; suites of IP-led solutions, methodologies and frameworks; technology alliances and service partnerships; secure and scalable delivery infrastructure across geographies; and mature quality management based on ISO, SEI-CMMi, Six Sigma, ITIL and COPC standards.

Industry Background

The rise of global service providers has enabled companies to reduce costs and improve productivity. This growth has been driven by numerous factors, including the broad adoption of global communications, increased competition from globalization, and the organization and availability of highly-trained offshore workforces. Global demand for high quality, lower cost IT and IT-enabled services has created a significant opportunity for the service providers that can successfully leverage the benefits of, and address the challenges in using, an offshore talent pool. The effective use of offshore personnel can offer a variety of benefits, including lower costs, faster delivery of new IT solutions and innovations in vertical solutions, processes and technologies. India is a leader in IT services, and is regarded as having one of the largest and highest quality pools of talent in the world.

Historically, IT service providers have used offshore labor pools primarily to supplement the internal staffing needs of clients. However, evolving client demands have led to the increasing acceptance and use of offshore resources for a broad portfolio of higher value-added services, such as application development, integration and maintenance, as well as technology consulting.

India’s services and software exports continue to see significant growth. India’s National Association of Software & Services Companies (“NASSCOM”) reports indicate that India’s IT software and services and BPO sectors are expected to exceed $100 billion in revenues in 2012.

As global services have become more prevalent, many clients are now seeking tighter integration of their IT and business processes to maintain differentiation and cost efficiency. Additionally, as most BPO services depend upon client technology and infrastructure, many BPO clients are seeking to outsource their IT services.

We believe that this demand will require global service providers to offer converged IT and business solutions. We believe that those providers who are experts in their clients’ IT and business processes and who can best deliver converged services using a combination of onsite and offshore professionals will most benefit from these industry trends.

Global Delivery Model

Global demand for high quality, lower cost IT and IT-enabled services has created a significant opportunity for us, which we use to successfully leverage the benefits of, and address the challenges in using, an offshore talent pool. Our effective use of offshore personnel offers a variety of benefits, including lower costs, faster delivery of new IT solutions and innovations in vertical solutions, processes and technologies.

We have adopted a global delivery model for providing services to our clients. Our global delivery model includes on-site and offshore teams. We have offshore development centers located in Bangalore, Hyderabad, Chennai, Noida, Mumbai, Pune and Gandhinagar in India and have global development centers located in India, the United States Canada Australia, Mexico, China and Singapore. The centers can deliver both onsite and offshore services, depending on client location and preferences.

IT services that we deliver using our offshore centers include software application development and maintenance, implementation and support of enterprise applications, package evaluation and implementation, re-engineering, data warehousing, business intelligence, analytics, data management and integration, software testing and IT infrastructure management services. We believe that we deliver high quality solutions to our clients at substantial savings by using our global pool of highly talented people.

IT-enabled operations offshore outsourcing solutions and services offered include BPO, transaction processing services and call center services. BPO services are offered to clients that are looking to achieve converged IT and BPO solutions. The transaction processing services offered are focused on the mortgage banking, financial services, insurance and capital market industries, except for the delivery of finance and accounting functions such as accounts payable which can be performed for clients across all industries. The call center services are offered to clients in several industries and are not industry specific.

Competitive Strengths

We believe that we are well-positioned to capitalize on the following competitive strengths to achieve future growth:

Differentiated Business Model:

We are the first outsourcing solutions provider to offer our fully integrated technology and operations structure with global service delivery. By integrating IT and BPO services, our approach enables a business model that encourages continual innovation in all areas of business transformation. We offer end-to-end converged solutions, and this integration runs through our entire sales and delivery organization.

Commitment to Attracting and Retaining Top Talent:

Our strong corporate culture and work environments have received numerous awards, including the coveted #3 ranking as “Best Indian IT Employer” in 2011 by DataQuest-IDC. Our success depends in large part on our ability to attract, develop, motivate and retain highly skilled IT and IT-enabled service professionals. We recruit in a number of countries, including India, Canada, the United States, Mexico, Singapore, Japan, Australia and the United Kingdom. Our employees are a valuable recruiting tool and are actively involved in referring new employees and screening candidates for new positions. We have a focused retention strategy and extensive training infrastructure.

Deep Industry Expertise:

Our full lifecycle project experiences cover numerous industry verticals, having successfully met the stringent demands for many leading Fortune 1000 companies over the years. We offer specialized industry practices in areas such as financial services, insurance, manufacturing, retail, media and entertainment and healthcare. We understand the unique strategic and tactical challenges faced within each vertical allowing us to optimize and differentiate our solutions. We expect that the Patni Acquisition will enable us to expand and deepen our expertise in certain industry verticals, including insurance, manufacturing and product engineering services.

Successful Client Relationships

We have demonstrated the ability to build and manage our client relationships. Our long-term relationships typically develop from performing discrete projects to providing multiple service offerings spread across a client’s businesses. Through our flexible approach, we believe we offer services that respond to our clients’ needs regardless of their size. By leveraging our industry experience with our project management capabilities and breadth of technical expertise, we solidify and expand our client relationships.

Breadth of Solutions:

We provide a comprehensive range of IT services, including application development, application maintenance and support, packaged software implementation, infrastructure management services, product engineering, BPO and quality assurance services. Our knowledge and experience span multiple computing platforms and technologies, which enable us to address a range of business needs and to function as a virtual extension of our clients’ IT departments. We offer a broad spectrum of services in select industry sectors, which we leverage to capitalize on opportunities throughout our clients’ organizations.

Proven Global Delivery Model:

Our global delivery model enables us to offer flexible onsite and offshore services that are cost efficient and responsive to our clients’ preferences. We also offer access to knowledgeable personnel and best practices, deep resources and cost-efficient solutions. We have made substantial investments in our processes, infrastructure and systems, and we have refined our global delivery model to effectively integrate onsite and offshore technology services. Our processes and methodologies have achieved Capability Maturity Model Integrated (CMMi) Level 5, the highest attainable certification.

Leadership:

Our success is highly dependent on the efforts and abilities of our Chief Executive Officer, Phaneesh Murthy, and our senior management team. This senior management team includes well-known thought leaders in IT-enabled services and all members have significant experience with the onsite/offshore delivery model we employ.

Business Strategy

Our Vision:

Our vision is “Changing the rules to deliver high-impact outcomes for a new technology-enabled world”. The combination of iGATE and Patni is an iTOPS enterprise with a global services model. We enable clients to optimize their business through a combination of process investment strategies, technology leverage and business process outsourcing and provisioning. We have leveraged our deep understanding of diverse business challenges faced by global enterprises, coupled with our thought leadership in IT, and process/operations excellence in building the iTOPS model. We characterize a clear value proposition around our Global

Delivery Model (GDM) offering to deliver varied and complex IT-enabled services for clients’ global customers across multiple locations. The goal is to bring about business transformation for customers on a pioneering “pay for outcomes, not effort” premise. With a global presence and world-class delivery centers spanning the Americas, Europe-Middle East-Africa (EMEA) and Asia-Pacific, the iGATE GDM meshes a well-defined, single business management system with industry best practices, models and standards such as ISO, CMMI, ITIL and Six Sigma. Robust knowledge and responsibility transition across employees is seamless ensuring clockwork-like efficiency and effectiveness of provided services.

Penetrate and Grow Strategic Client Accounts

We have achieved strong revenue growth by focusing on select, long-term customer relationships which we call strategic accounts. We aim to expand the scope of our client relationships by leveraging our focused industry sector expertise with delivery excellence, responsive engagement models and breadth of services. We intend to focus on adding new strategic clients and further penetrate our existing customer relationships. We address the needs of our larger strategic relationships through dedicated account managers who have responsibility for increasing the size and scope of our service offerings to such clients. We aim to strengthen our sales and marketing teams, a majority of which are aligned to focus on specific industries.

Strengthen and Broaden our Industry Expertise with Micro Vertical Focus

We intend to strengthen our understanding of key industries by investing in building or acquiring intellectual property like platforms, tools, etc in chosen micro verticals within each industry segment that we operate. We shall also continue to invest in a strong base of industry experts, business analysts and solutions architects as well as considering select from targeted acquisitions. We believe we can create competitive differentiation and add more value than a general service provider through such investments by enhancing our understanding in specific industry and domain requirements of our clients.

Strengthen and Broaden our Service Lines

We aim to deepen our existing client relationships through new and more comprehensive service lines. In recent years we have added new capabilities in line with our growth and customer needs. We continually explore new initiatives through our internal centers of excellence, which focus on innovation in specific technology platforms or services. For example, we added quality assurance services as a new service line, and developed increased capabilities such as business intelligence, database administration and legacy system modernization in other service lines.

Optimize and Expand Delivery Capability

Our process and methodologies consolidate decades of software development and maintenance experience in delivering and supporting enterprise applications and products for our clients. We believe that our mature process frameworks effectively reduce risk and unpredictability across the software development life cycle and flexibly integrate with our clients’ processes. We further believe that our quality systems create strong predictive and diagnostic focus, delivering measurable performance to clients’ “critical to quality” parameters resulting in a faster turnaround, higher productivity, and on-time to first-time-right deliveries. We provide full visibility on our projects for our clients through integrated web-based project management and monitoring tools.

We are committed to enhancing the processes and methodologies that improve our efficiency. We aim to develop new productivity tools, refine our software engineering techniques and maximize reuse of our processes. To maximize improvements in our processes and methodologies we have expanded our infrastructure and we have constructed new knowledge park campuses in India to provide world-class infrastructure, high standards of quality and secure delivery.

Expand Geographically and Build our Brand Globally

While our “iGATE” brand is an established and recognized brand in India, we intend to increase recognition of our brand elsewhere in our client markets. We seek to achieve this through targeted analyst outreach programs, trade shows, white papers, sponsorships, workshops, road shows, speaking engagements and global public relations management. We believe that a stronger brand will facilitate our ability to gain new clients in new geographies and to attract and retain talented professionals.

Website Access to SEC Reports

The Company’s website address is http://www.igatepatni.com. The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, Patni’s annual report on Form 20-F, current reports on Form 6-K and any amendments to these reports are available free of charge on the Investors page of the Company’s website as soon as reasonably practicable after the reports are filed electronically with the Securities and Exchange Commission (“SEC”). The information found on our website is not part of this or any other report we file with or furnish to the SEC.

Recent Developments

Consummation of the Patni Acquisition

On May 12, 2011, we completed the Patni Acquisition. Patni is a company incorporated in India under the Indian Companies Act, 1956. Patni is engaged in IT consulting, software development and BPO. It provides multiple service offerings to its clients across various industries including banking and insurance; manufacturing, retail and distribution; life sciences; product engineering; and communications, media and entertainment and utilities. Patni’s various service offerings include application development and maintenance, enterprise software and systems integration services, business and technology consulting, product engineering services, infrastructure management services, customer interaction services and BPO, quality assurance and engineering services. The Patni Acquisition was valued at $1.2 billion.

Since the actual results of operations from Patni from May 12, 2011 through May 15, 2011 were not material, we considered May 15, 2011 for convenience as the acquisition date . The results of operations of Patni for the period from May 16, 2011 through December 31, 2011 have been included in our consolidated results for the year ended December 31, 2011.

Preferred Stock Issuance

On January 10, 2011, we entered into a securities purchase agreement with Viscaria Limited, a company backed by funds advised by Apax Partners LLP and Apax Partners, L.P., to raise equity financing to pay a portion of the cash consideration for the Patni Acquisition. Under the securities purchase agreement, we agreed to sell to Viscaria Limited, in a private placement, up to 480,000 shares of newly designated 8.00% Series B Convertible Participating Preferred Stock, no par value per share (the “Series B Preferred Stock”), for an aggregate purchase price of up to $480 million. On February 1, 2011, we issued 210,000 shares of Series B Preferred Stock to Viscaria Limited for a consideration of $210 million and on May 9, 2011 we issued an additional 120,000 shares for a consideration of $120 million.

On December 5, 2011 the Company filed a registration statement on Form S-3 relating to the registration and possible resale of up to 26,510,852 shares of common stock by Viscaria. The common stock represents the aggregate number of shares of common stock of the Company issuable to the selling stockholders upon the full conversion of the 330,000 shares of Series B Convertible Preferred Stock currently owned by them, assuming maximum accretion with respect to such shares of preferred stock in accordance with the Statement With Respect to Shares and the Investor Rights Agreement (in each case, assuming no breach thereof or event of non-compliance thereunder) through November 11, 2017 (i.e., the latest possible date upon which outstanding

Series B Preferred Stock shall be required to be converted into shares of common stock in accordance with the terms of the Statement With Respect to Shares).

Debt issuance

On April 29, 2011, we issued $770 million of 9.0% senior notes, all of which are eligible to be exchanged for Exchange Notes, registered under the Securities Act of 1933, as amended, due May 1, 2016 (the “Notes”) through a private placement pursuant to an Indenture (the “Indenture”) by and among the Company, iGATE Technologies Inc., (“iGATE Technologies”) and Wilmington Trust FSB (now known as Wilmington Trust, National Association), as trustee (“Trustee”), as supplemented by the Supplemental Indenture, dated as of May 12, 2011, by and among the Company, iGATE Technologies, Inc, iGATE Holding Corporation and iGATE, Inc. (collectively, the “Guarantors”) and the Trustee. The interest is payable semi-annually in cash in arrears on May 1 and November 1 of each year, beginning on November 1, 2011. The Notes are senior unsecured obligations of the Company, guaranteed by the Company’s restricted subsidiaries, as defined in the Indenture.

The terms of the Indenture governing the Notes, among other things, limits our ability and our restricted subsidiaries to (i) incur additional indebtedness or issue certain preferred stock; (ii) pay dividends on, or make distributions in respect of, their capital stock or repurchase their capital stock; (iii) make certain investments or other restricted payments; (iv) sell certain assets; (v) create liens or use assets as security in other transactions; (vi) merge, consolidate or transfer or dispose of substantially all of their assets; and (vii) engage in certain transactions with affiliates. These covenants are subject to a number of important limitations and exceptions that are described in the Indenture. The Indenture also contains certain financial covenants relating to Consolidated Priority Debt Leverage Ratio and a Fixed Charge Coverage Ratio that we are required to comply with, when any of the above events occur. As of December 31, 2011, no such events have occurred.

At any time prior to May 1, 2014, the Company may redeem the Notes in whole or in part, at its option, at a redemption price equal to 109% of the principal amount of such Notes and accrued and unpaid interest, if any, to the redemption date. At any time and from time to time on or after May 1, 2014, the Company may redeem the Notes, in whole or in part, at a redemption price equal to the percentage of principal amount set forth below plus accrued and unpaid interest to the redemption date:

12-Month Period Commencing	Percentage
On or after May 1, 2014	104.5%
On or after May 1, 2015 and there after	100.0%

Upon the occurrence of a change of control triggering event specified in the Indenture, we must offer to purchase the Notes at a redemption price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase.

On December 13, 2011, the Company issued a prospectus for tender of the Notes to exchange for Exchange Notes, registered under the Securities Act of 1933, as amended. As of February 14, 2012, all the Notes were tendered by the Note holders. The terms of the Exchange Notes remain the same as the Notes.

Line of credit

On February 21, 2011, iGATE Global Solutions Limited (“iGATE Global”) entered into an arrangement with Standard Chartered Bank for the establishment of an unsecured revolving working credit facility of $70 million, renewable on an annual basis. As of December 31, 2011, the Company borrowed $52 million under this line of credit at a weighted average interest rate of 1.07% per annum.

On May 10, 2011, the Company entered into a credit agreement with DBS Bank Ltd., Singapore, as administrative agent for the Lenders named therein and DBS Bank Ltd., Bangalore Branch, as lead arranger, for revolving credit commitments in an aggregate principal U.S. Dollar Equivalent of $50 million maturing on May 16, 2016. The proceeds are to be used for working capital and other general corporate purposes. As of December 31, 2011, the Company borrowed $5.0 million under this facility at an interest rate of 3.2% per annum.

Proposed acquisition of remaining stake of Patni and delisting (going private) from the Stock Exchanges

On November 16, 2011, Pan-Asia iGate Solutions (“Pan Asia”) (“Acquirer”) and iGATE Global (collectively the “Promoters”), subsidiaries of the Company announced that they were initiating the process of voluntarily delisting the equity shares of Patni from the Indian Stock Exchanges namely, the National Stock Exchange of India Limited (“NSE”) and the Bombay Stock Exchange Limited (“BSE”), and the American Depository Shares (“ADSs”) from the New York Stock Exchange (“NYSE”), by way of postal ballot pursuant to the provisions of Section 192A (2) of the Companies Act, 1956 read with the Companies (Passing of the Resolutions by Postal Ballot) Rules, 2011.

The postal ballot closed at 5:00 p.m IST on January 6, 2012 and the Special Resolution contained in the postal ballot Notice dated December 5, 2011 was duly passed by the requisite majority as required under Section 189(2) of the Companies Act, 1956, Regulation 8(1) (b) of the Securities and Exchange Board of India (“SEBI”) (Delisting of Equity Shares) Regulations, 2009 (“Delisting Regulations”) as well as the applicable rules of the NYSE and the U.S. Securities and Exchange Commission (“SEC”) and the U. S. Securities Exchange Act of 1934, all as amended from time to time.

In accordance with the Indian Delisting Regulations, the Promoters together with the Company made the Public Announcement on March 14, 2012 relating to an offer to purchase the remaining publicly traded equity shares of Patni. The Public Announcement gives details of the delisting offer (the “Delisting Offer”) and the period during which it would be open. The Delisting Offer involves a price discovery mechanism, which is known in India as the Reverse Book Building Process, which is a mechanism for capturing the sell orders on an online basis from the shareholders through book running lead managers. During the period for which the Reverse Book Building Process is open, offers are collected from the “public shareholders”, which term does not include ADS holders, at various prices, which are above or equal to the floor price. The buyback price is determined after the offer closing date. The final offer price is the price, above the statutorily determined floor price, at which the largest number of shares has been tendered by public shareholders (the “Offer Price”). The Acquirer has the choice to accept the offers at the Offer Price. If the Offer Price is accepted the Acquirer is required to accept all offers from public shareholders up to and including the Offer Price but it does not have to accept higher priced offers. ADS holders have to convert their ADSs to the underlying shares to take advantage of the Delisting Offer.

The floor price for the Delisting Offer is Rs. 356.74 per share. As of March 9, 2012, the stock closed at Rs. 475.45, Rs. 475.50 and $19.20 on the NSE and BSE and NYSE, respectively.

Upon determination of the Offer Price, in the event the Promoters choose to proceed with the Delisting Offer, the entire Delisting Offer process, including payment of consideration to the public shareholders who validly tender their shares of the Company would take up to 30 days while the actual delisting from the Indian Stock Exchanges would take up to 60 days from the date of the public announcement of the Promoters’ intent to begin the Reverse Book Building Process. In addition after the Delisting Offer is completed and the Company’s stock is delisted from the Indian Stock Exchanges, all public shareholders who had not previously tendered their shares will be entitled to do so for a twelve month period. ADS holders will have to convert their ADSs to the underlying shares to take advantage of the Delisting Offer, including during the additional twelve month period.

Financing arrangement

On March 8, 2012 (the “Closing Date”), Pan-Asia, entered into a credit agreement (the “Credit Facility”) for a secured term loan facility with the lenders named therein and DBS Bank Ltd., Singapore, as administrative agent (the “Administrative Agent”).

The Credit Facility has a commitment amount of $215.0 million and matures on May 8, 2014. The Credit Facility contains customary representations and warranties, events of default and affirmative and negative covenants, and does not contain any financial covenants. The borrowing under the Credit Facility carries an annual interest rate of LIBOR plus applicable margin varying from 2.8% to 3.2% for terms extending from 0 to 27 months. The facility is secured through a pledge of iGATE Technologies’ equity interests in Pan-Asia representing an indirect interest in Patni of up to 65%. The Company, along with several of its wholly owned subsidiaries, has entered into a Guaranty (the “Guaranty”) with the Administrative Agent, under which the Company has guaranteed all of the obligations of Pan-Asia under the Credit Facility.

After the Closing Date, the Credit Facility will be available to finance Pan-Asia’s purchase of the remaining publicly traded equity shares of Patni.

Reportable Financial Segments

Post acquisition, we reorganized the operations of our group (iGATE and Patni) including the support functions, and the leadership thereof, from discrete operating business units to company-wide functions. There is now a consolidated delivery structure and other critical support processes, such as finance and human resources have also been consolidated on a combined iGATE-Patni basis. The internal management of the consolidated entities — iGATE and Patni were restructured such that there were primarily two major segments in the consolidated company: — iGATE Corporation (and its subsidiaries other than Patni) and Patni. We offer our services in an integrated manner to customers who belong to different industry verticals namely insurance and healthcare, manufacturing, retail and logistics, banking and financial services, communications and utilities, and media and entertainment. The Company’s operations are located in twenty seven countries.

The Company’s Chief Executive Officer, who is the Chief Operation Decision Maker (CODM), reviews financial information prepared on a consolidated basis, accompanied by disaggregated information about revenue and earnings before interest and income taxes (EBIT) by the two identified business units, namely iGATE and Patni. Both iGATE and Patni are organized together for operational reasons and represent either services-based, customer-based, industry-based or geography-based units. There is a significant overlap between the manner in which the business units are organized. Additionally, the composition and organization of the business units is fluid and the structure may change in response to the growth of the overall business and changes in reporting structure, clients, services, industries served, and delivery centers. Based on an overall evaluation of all facts and circumstances and after combining operating segments with similar economic characteristics that comply with other aggregation criteria specified in the FASB guidance on Segment Reporting, the Company has determined that it operates as a single reportable segment.

Note 22 of the Consolidated Financial Statements provides further financial information related to the geographic areas in which we operate.

Seasonality

Our operations are generally not affected by seasonal fluctuations. However, our consultants’ billable hours are affected by national holidays and vacation policies, which vary by country.

Competition

The IT and IT-enabled operations offshore outsourcing services industries are highly competitive, and are served by numerous global, national, regional and local firms. Our primary competitors in the IT and IT enabled outsourcing industry include IT outsourcing firms, consulting firms, systems integration-firms and general management consulting firms such as Tata Consultancy Services Limited, Infosys Technologies Limited, Cognizant Technology Solutions Corporation, Wipro Limited, Genpact Limited, WNS (Holdings) Limited, EXLService Holdings Inc., Syntel Inc., Mindtree Limited, and Hexaware Technologies Limited.

We believe that the principal competitive factors in the IT and IT-enabled operations offshore outsourcing markets include the range of services offered, size and scale of service provider, global reach, technical expertise, responsiveness to client needs, speed in delivery of IT solutions, quality of service and perceived value. Many companies also choose to perform some or all of their back office IT and IT-enabled operations internally.

Our Clients, Solutions and Services

We provide a broad range of services/solutions to customers spread across North America, Canada, Europe and Asia Pacific. Since inception, the Company has steadily grown and built a strong customer base including some of the top 10 global brands and Fortune 1000 companies. The acquisition of Patni increased our client base from 81 customers as of December 31, 2010 to 379 customers as of December 31, 2011, diversifying our concentration of clients significantly. Our top two customers still continue to be Royal Bank of Canada (“RBC”) and General Electric Company (“GE”). We are a preferred vendor partner with RBC. The preferred vendor status gives us equal opportunity to bid along with RBC’s other preferred vendors for most of its IT service demand arising in its various business units globally. Also as a result of the Patni Acquisition, our revenues increased from $280.6 million for the year ended December 31, 2010 to $779.6 million for the year ended December 31, 2011. The partnerships with RBC and GE continue to significantly contribute to our growth accounting for 14.5% and 11.7% of our increased revenues for the year ended December 31, 2011 as compared to 34.9% and 18.9%, respectively, for the year ended December 31, 2010. The services provided to RBC and GE primarily include consulting, independent verification and validation, application development and maintenance, infrastructure management and other related IT services.

We have been one of the leading IT Services providers for more than a decade. The acquisition of Patni has widened our spectrum of services and expertise. Patni was incorporated in February 1978 under the Indian Companies Act and has been one of the leading IT services providers for more than three decades. We offer IT services and innovative practices that enable business process improvement. We use well-documented and meticulously defined processes in tandem with high quality IT service delivery methodologies. These processes and IT services are driven by the goals of the client companies. Our technology expertise now ranges across Enterprise Resource Planning (“ERP”), Customer Relationship Management (“CRM”), product engineering and Interavtive Voice Response (“IVR”) applications. We have dedicated competencies in Genesys, Siebel, Oracle and PeopleSoft practice areas. The services/solutions include IT services, customer interaction services and process outsourcing and consulting. IT services involves providing enterprise solutions, business intelligence and data warehousing, independent verification and validation, application development and maintenance, infrastructure management and cloud computing services.

Industry Practices, Technology Practices and IT Services

We offer our services to customers through industry practices in insurance and healthcare , manufacturing, retail and logistics , banking and financial services (BFS), communications and utilities, and media and entertainment. We also have technology practices that offer services in product engineering and product design. Our industry practices and technology practices are complemented by our IT services, which we develop in response to client requirements and technology life cycles. Our service lines include application development, application maintenance and support, verification and validation, enterprise application solutions, business intelligence and data warehousing, customer interaction services and BPO, infrastructure management services and quality assurance services.

Industry Practices

Insurance and Healthcare

We provide a full-service insurance administration leveraging a proprietary platform, licenses across all states in the Americas, and a variable cost model. iGATE Patni has enabled insurance companies to defy challenges and improve business performance. For the last 30 years, we have drawn on the full breadth of our domain expertise and technological capabilities to help insurance companies implement solutions designed to deliver business outcomes. Our unique iTOPS approach offers a Business Outcome-based model thus adding certainty to the clients’ business; enabling them to derive maximum value at increasing business efficiency levels. The iTOPS approach means a ‘one view’ on our clients’ technology and operations, which helps in following a synergistic approach to achieve business benefits.

We provide full-service insurance administration for health insurance carriers through CHCS Services, Inc. leveraging proprietary platform, licenses across all states in the Americas, and variable cost model. The variable model bundles in cost of application, infrastructure, people and processing in a “Per Member, per Month” construct or Cost per Policy, Cost Per claim construct.

The Company has developed IT Services, Infrastructure Management and BPO solutions that enable insurers to grow their business while streamlining operations and remaining compliant. We assist our clients in achieving real differentiation through:

•	Integrated IT and BPO business solutions such as Claims as a Service,

•	Solution accelerators in the form of frameworks, processes, and prototyping models for New Business Fulfillment and Policy Administration Modernization

•	Integrated Consulting offerings for all insurance lines of business including ICD-10 assessments in the healthcare space.

End-to-End Insurance Solutions

Our IT consulting and insurance software solutions span across insurance lines of business including Life and Annuities, Property and Casualty/General Insurance, Reinsurance, and Healthcare. Over 5000+ dedicated personnel (on a combined iGATE-Patni basis) in the Insurance and Healthcare practice have deep domain understanding, expertise on legacy and modern technologies and systems, and experience implementing industry standards such as ACORD and ANSI X-12.

Manufacturing, Retail and Logistics

For the last three decades, we have helped global manufacturing, retail and logistics companies navigate through the business challenges and leverage technology to achieve superior business coordination, maximize production performance and create customer value.

In addition to our iTOPS approach, our unique Concept2Consumption business lifecycle model helps enterprises effectively deploy a sound business strategy, which addresses the critical business requirements across the entire product lifecycle

Our Micro-Vertical Framework is based on the Concept2Consumption business lifecycle model, covering three distinct lifecycle phases:

•	Concept2Manufacturing (C2M)

•	Manufacturing2Distribution (M2D)

•	Distribution2Consumption. (D2C)

The Concept2Consumption framework takes full advantage of all our existing capabilities and strengths across all areas, including technology and innovation, product engineering, enterprise solutions, systems integration, application development, BPO and infrastructure management etc. Moreover, the Concept2Consumption framework is highly tailored towards industry Micro-Vertical objectives, creating solutions and services targeted to the specific industry sectors. Concept2Consumption is also supported and enabled by thought leadership, solution platforms, frameworks, experience, reference-ability, and value creation.

Banking and Financial Services

Our banking practice has several client relationships that are more than a decade old. We solve problems in the areas of credit products and processes implementation, transaction processing, internet banking, and back office operations. Our comprehensive Risk and compliance solutions suite helps banks in their credit risk and collection implementation life-cycle through proprietary models, standard approaches, and methodologies.

The Financial Services practice has the domain expertise to service the entire value chain from buy-side to sell-side, from custodians to depositories and central counterparties. To achieve business and cost transformation, clients have leveraged our solutions such as “Reference Data Management”, “Financial Control and Reporting”, “Operational Fund Accounting”, “Standing Settlement Instructions Manager” and “Reconciliation Services”.

We offer a wide variety of services within the Mortgage Banking industry. Whether processing end-to-end loan originations or any other aspect of loan servicing, we have the IT and Operations resources to meet all of our client’s mortgage-related needs. Our experience in the mortgage industry is broad and deep including loan fulfillment, loan servicing, loan modification, default management, and collections.

With over 15 years of experience and a1000+ strong team (on a combined iGATE-Patni basis) of plan administrators, implementation specialists, pension actuaries, and ASPPA-certified trained resources, our Benefits Administration practice service offerings include retirements, health and welfare benefits, trust accounting in standalone mode and Master Trust, actuarial valuations, and superannuation.

Our experience includes (on a combined iGATE-Patni basis):

•	Providing technology and business enabled solutions for the past 30 years

•	Over 75 banking clients including a number of Fortune 500 companies

•	Over 400 engagements executed through the offshore-onsite global delivery model

•	Average 20 years of functional experience

Communications and Utilities

In this competitive landscape, we are helping communication providers gain new agility in responding to change, with a communication practice that blends industry knowledge, targeted services, technology and functional expertise with a proven global delivery model.

Consolidation, deregulation, new technologies, competitive pressures and new customer service demands affect the utilities industry on a daily basis. To maintain leadership, major Utility companies must differentiate themselves by proactively exceeding customer demands and lowering operational costs, while increasing customer satisfaction and shareholder value.

Across the U.S., U.K., Germany and Australia, we provide IT consulting, solutions and services to numerous leading energy companies, utility providers and independent software vendors (“ISVs”) serving the industry. We enjoy strong relationships with large utilities and product companies that provide business critical solutions to utility companies worldwide., including one of the largest utility companies in the U.S.

Media and Entertainment

We have over 10 years of experience in the media and entertainment industry having rich process and technology consulting experience. We have a strong relationship with global media conglomerates and have provided media and entertainment solutions to several top-tier companies in the areas of broadcasting, online gaming, publishing and content processing.

Our broad portfolio of focus segments in the industry encompass:

•	Digital Asset Management

•	IP Rights Management

•	Digital Media Content Publishing Platform

•	Social Networking Platform

•	Campaign and Viral Marketing Platform

•	Sales and Marketing Analysis

•	Web Content Management Solutions

•	Viewership ratings and Research

•	Program Production Planning and Management

•	Affiliates Management

•	Native Mobile Application development

•	Cross Platform Mobile Development using HTML 5, CSS, and JS

•	User Experience Design (“UXD”).

Technology Practice

Product Engineering

In order to address the above constraints, a paradigm shift is required in the mindset of the offshore partner to support the product lifecycle and processes while serving the product companies. We help companies address these challenges effectively through its Product Engineering and Engineering Design Services Practice. Our product design services have helped clients reduce their time-to-market while ensuring high levels of quality by leveraging the following:

•	Decades of experience in Product Engineering for various OEMs, Tier-1 and Tier-2 companies

•	iGATE Patni PLUS™ methodologies to steer project management rigor

•	Experienced technical architects and specialists for product engineering assignments

•	Engineering teams with specialized skill-sets and domain knowledge

•	Investment in various tools and infrastructure

•	Robust IP security policy and IP protection framework.

Our Product Engineering Services group brings vast experience in providing research and development, engineering services and product life cycle support in focused industry domains, namely:

•	Automation and Control

•	Automotive

•	Consumer Electronics

•	Medical Devices

•	Mobile and Wireless

•	Office Automation

•	Storage, Networks and Computing.

Our high-quality, cost-effective and business-focused approach to Product Design Services has helped our clients reap significant year-on-year benefits. We have serviced several Fortune 500 clients and market leaders in the product engineering space. Some of our marquee clients include:

•	World leaders in information storage products from the U.S.

•	World’s leading manufacturer of class III medical devices from U.S.

•	World leaders in digital lifestyle products from Japan

•	World’s leading automobile manufacturing company from U.S.

•	Second largest manufacturer of elevators and moving walks from Europe

•	European manufacturer of handheld entertainment and information delivery products

•	American manufacturer of multi-functional printers and various office equipments.

IT Services

Application Development

We have adopted and gained considerable expertise in agile development methods to ensure that clients benefit from productivity improvements especially in terms of increased flexibility to respond to changing requirements. Additionally, we help organizations maximize their return from an agile transition through its proven change management methodology that helps enterprises smoothly traverse the cultural shift required by such process changes. In the traditional arena, we offer a suite of methodologies and frameworks which when combined with its vast domain and technical expertise provide the best balance in terms of cost, agility, and quality for building applications that meet business requirements. We are committed to deliver the following benefits to our clients:

•	Improved productivity year-on-year with immediate and near-term cost saving benefits

•	Improved response to unpredictable demand and managing capacity variations in application development using our Variable Build Model

•	Speed-to-market

•	Greater cost savings via efficient and distributed service offerings and delivery models

•	Improved process efficiency and resource optimization

•	Faster development cycle with greater visibility into the development process

•	Center of Excellence for niche technologies and domain areas

Application Maintenance and Support

We can effectively resolve our client’s challenges through end-to-end management of infrastructure, applications, and business processes.

Our comprehensive application management services comprise:

•	Application Maintenance

•	Application Portfolio Rationalization

•	Legacy Modernization.

We are a pioneer in delivering application management solutions by leveraging the Global Delivery Model. Over a span of three decades, we have successfully managed critical IT applications of Fortune 2000 corporations across multiple geographies.

Verification and Validation

We have combined our software development and maintenance services experience with our expertise across multiple technologies to offer global organizations centralized and qualified testing services, skilled staff, and certified standards. Technology vendors leverage our specialized solutions to:

•	Reduce post production defects

•	Improve product quality

•	Accelerate test cycles

•	Shorten delivery schedules and achieve faster time-to-market

•	Lower testing costs by up to 50 percent

•	Enjoy optimum return on investments

Enterprise Application Solutions

In the fast changing global markets, organizations strive to achieve the state of zero latency (a strategy to reduce the system’s response time to the absolute minimum) in the flow of information, and have lower response times to be able to make innovative offerings to the market. Enterprise Application Services and Solutions are a pre-requisite to newer business initiatives and strategies. We leverage our experience across domains and technology platforms to deliver faster returns on investment for our clients.

Our packaged application portfolio includes the entire gamut of packaged application services right from package evaluation, selection, implementation, post-implementation support and development, version upgrades and Master Data Management services. Our proven methodologies and domain expertise reduce the Total Cost of Ownership of the package for our client’s enterprises.

We have developed deep expertise in leading Packaged ERP applications, including SAP, Oracle, PeopleSoft, and JD Edwards. We have deep expertise in related solution areas such as Supply Chain Management, Customer Relationship Management, Enterprise Integration, and Business Intelligence. Our experience in implementation and post-implementation support spans across a wide range of vertical industry sectors – from Food and Beverages, Automobiles, Transportation to Electronic and Consumer goods.

Business Intelligence and Data Warehousing

We offer deep expertise in enterprise information management (“EIM”) that encompasses services like data integration, master data management, data warehouse management, data cleansing and quality management, creating dashboards and reports, advanced analytics and Corporate Performance Management. We enable enterprises to deploy solutions that manage structured as well as unstructured information on a real-time basis and makes it available to the business in the form of intelligible dashboards, scorecards, and drill-through reporting. The integrated, enriched, and reliable information assets provide executive decision makers insight into the competitive scenario, market dynamics, customers, products, and operations, and help them address regulatory compliance requirements, gain competitive advantage, and enhance bottom-line profitability.

Customer Interaction Services and Business Process Outsourcing

Our service is a natural extension of our IT service offerings. Our CIS and BPO services are built on a foundation of process and domain expertise, and are enabled by innovative technologies. As in our other practices, our services are managed to meet high quality standards. Clients rely on them to improve the bottom line and focus more effectively on their core business, while maintaining a high quality of service.

We provide customized global sourcing solutions to a diverse group of clients who rely on us for vertical-specific processes, as well as shared corporate services. In addition to a broad range of horizontal services including IT Helpdesk, Finance and Accounting, HR Services, Enterprise-wide Service Desk and Product Support, we also provide a comprehensive suite of CIS and BPO services for the Insurance, Financial Services, Telecom, Life Sciences vertical markets. For 401(k) Plan administrators within the Insurance space, we also offer offshoring services of the entire Benefits Administration Lifecycle.

We offer clarity and expedience in delivering CIS and BPO solutions. We give clients a clear roadmap that is designed to enhance productivity and reduce costs through process assessment, process standardization and process re-engineering. To ensure the highest levels of information quality and integrity, we have adhered to the BS7799 standard to establish a robust Information Security Management System (“ISMS”) that integrates process, people and technology to assure the confidentiality, integrity and availability of information. A global infrastructure helps us implement CIS and BPO services that utilize the right combination of resources from offshore, onshore or onsite. We offer these CIS and BPO services through our state of the art BPO centers in India and across the globe.

Infrastructure Management Services

In today’s volatile business world, enterprises face significant challenges in scaling and managing their global IT infrastructure. To meet these challenges, we offer focused solutions in core infrastructure areas for building and managing the enterprise IT infrastructure comprising lifecycle services in datacenter management, desktop management, database administration, and web operations. Our domain expertise spans a diverse set of systems and technologies within an organization’s enterprise IT infrastructure.

Enterprises can achieve cost efficiencies and accelerated time-to-delivery by leveraging our robust global delivery model, proven methodologies, standardized tools and mature processes for enterprise infrastructure management services (“IMS”). We offer focused solutions in core infrastructure areas and leverages our proven IT infrastructure assessment tool and methodologies to design solutions that are closely aligned to the client’s business strategy.

Our comprehensive, industry-leading portfolio of infrastructure management services guarantees high reliability, round-the-clock availability, remote manageability, and optimum scalability. Our domain expertise spans diverse set of systems and technologies. Client’s can leverage iGATE Patni’s offshore service delivery centers to avail proactive and cost-effective solutions and gain quick return on IT infrastructure investments.

Quality Assurance Services

Our quality assurance services include functional testing, test automation, performance testing, remote testing and test process consultancy. Apart from testing custom-built applications, we have experience in testing operating systems, utilities, specialized application servers and middleware products. With respect to automation, we have partnerships with leading vendors and expertise in leading commercial and open source tools.

Cloud Computing Services

We deliver end-to-end cloud computing services from consulting, architecture, design and implementation to management-monitoring. We offer cloud computing services by addressing issues such as: reducing capital expenditure, maximizing utilization of computing resources, reducing their management complexity.

Embedded System Development

We offer a wide range of design, development and support services for embedded systems around all layers of technology and industry segments (including automation, consumer electronics, medical devices) throughout all the phases of the product lifecycle to product manufacturers to address their increasing needs. We have extensive experience from product development and maintenance to testing, and also offer services that help our clients bring their products to market much faster and more cost effectively. Our global delivery centers are equipped with embedded development labs and test environments to replicate our clients’ development and test environments as well as to simulate the real-time behavior of their systems.

Engineering Design Services

We have a well-established engineering services practice for addressing various concerns faced by product development teams. We offer engineering services that span across the entire lifecycle of a product – conceptualization through prototyping and manufacturing support. We provide multi-platform expertise in CAD/CAM. Our engineering services have enabled customers to create improved designs, analyze design problems, improve product efficiency, manage design data from multiple sources, migrate from one design platform to the other and adapt to new software releases. We also provide engineering software customization services to create custom interfaces to handle routine/repetitive design tasks, geographic information systems, and document conversion services.

IT Consulting

We provide key IT consulting services that address aspects of reducing cost, increasing agility and enabling transformation. Our consulting offerings are based on an analytical approach to understand the business problems, resulting in practical recommendation and actionable plans. We provide IT consulting services in areas such as IT transformation, strategic cost transformation, process consulting services, and Six Sigma consulting services.

IT Governance

Our dedicated IT Governance Center of Excellence helps businesses to adopt effective IT governance strategies that will help them control, comply and align IT with business priorities. Our deep technology and consulting capabilities are well complemented by our partnerships and alliances with leading product vendors in the IT governance sector.

Custom Learning

We provide a suite of customized learning solutions comprised of corporate training, custom content development, and blended learning solutions. This provides our customers with competency development, retention of application knowledge and effective user friendly documentation.

Our Partner Companies and Affiliates

We operate our business principally through our wholly-owned operating subsidiaries iGATE Technologies, a Pennsylvania Corporation, iGATE Global and Patni each of which are engaged in IT and IT-enabled operations and are companies incorporated in India under the Indian Companies Act, 1956.

Intellectual Property Rights

We rely on a combination of copyright, trademark and design laws, confidentiality procedures and contractual provisions to protect our intellectual property. We currently do not have any patents.

iGATE Corporation and Patni:

We require our employees and subcontractors to enter into non-disclosure arrangements to limit access to and distribution of our clients’ proprietary and confidential information as well as our own. Generally we are responsible to our clients for complying with certain security obligations including maintaining network security, backing-up data, ensuring our network is virus free and verifying the integrity of those employees that work with our clients by conducting background checks.

In addition, the terms of our client contracts often impose particular confidentiality and security standards. We have independently established a system of security measures to protect our computer systems from security breaches and computer viruses that may attempt to gain access to our communications network. We have deployed advanced technology and process-based methods to ensure a high level of security and we continually monitor such technologies to ensure that we maintain such levels consistently. Some of these components include clustered and multilevel firewalls, intrusion detection mechanisms, vulnerability assessments, content filtering, antivirus software and access control mechanisms. We use encryption techniques as required. We control and limit access to client-specific project areas.

We believe that our intellectual property rights do not infringe on the intellectual property rights of any other party, and there are currently no material pending or threatened intellectual property claims against us.

Innovation

We recognize innovation as a key focus area to continually create value for our customers. Through our innovative solutions, we address varied technology and business challenges of our clients, besides ensuring delivery excellence in our services. We believe that our innovation initiative complements our Business Outcomes model to provide a competitive advantage for our customers.

A dedicated team of researchers and experts forming our research and innovation group, focus on the following areas.

•	Delivery Innovation: To provide exceptional value to customers through ensured delivery excellence.

•	Technology Incubation: To explore emerging and niche technologies and create solutions for enabling business outcomes of enterprises.

•	Business Analysis and Incubation: To create new business opportunities for iGATE Patni by tracking the pulse of the industry and crafting business-value propositions for customers.

•	Industry Thought Leadership: To leverage our experience and expertise across different emerging industry and technology areas and in conducting relevant market research.

Human Resources

As of January 31, 2012, iGATE had 26,889 non-unionized professionals (including 1,146 subcontractors) comprised of 25,158 IT and IT-enabled service professionals and 1,731 individuals working in sales, recruiting, general and administrative roles. As of January 31, 2012, of the 2,950 professionals working in the United States, 30.8% were working under H-1B temporary work permits in the United States. We believe that our strong corporate culture and work environments have allowed us to attract and retain top talent.

Recent Accolades

•

In June 2011, CHCS Services, a unit of iGATE Patni, a full-service health and life administrator, was honored with a “Case In Point Platinum Award” for overall case management excellence across the healthcare spectrum. The award, given out by Dorland Health Inc, recognized distinguished programs that were used to best educate and empower patients, improve adherence and wellness, manage quality care, and contain healthcare costs. The company also received honorable mention in the category of “Long Term Care.”

•

In September 2011, iGATE announced that it was appraised at Level 5 in the Capability Maturity Model Integration (CMMI) Dev Version 1.3 under the new SCAMPI V1.3 appraisal methodology — the highest rating that an organization can achieve. iGATE Patni is the second company to be listed in the Published Appraisal Results (PARS) globally. CMMI Maturity Level 5 indicates whether processes implementation have been proven to improve quality and provide predictable performance.

•

In September 2011, iGATE was ranked third in Dataquest CMR Annual Survey of the Top 20 Best IT Employers in India. For the fifth year in a row, iGATE Patni was ranked among the top three employers. iGATE Patni has been consistently featured among the top three employers for a few years. This year, we were ranked No. 1 in multiple parameters such as image, company culture, job content, salary and training.

•

In October 2011, iGATE Corporation was awarded ‘The Golden Peacock Global Award (Americas) for Excellence in Corporate Governance’. The Golden Peacock Award is recognized globally as the hallmark of corporate excellence. iGATE’s pursuit for excellence in corporate governance has led to the company focusing on an ongoing self assessment exercise at all levels in the organization. This has consequently helped us to achieve significant improvements in the overall performance of the organization including an energetic and excited workforce that is now aligned to iGATE’s single minded objective of being the leading outcomes driven organization.

•

In November 2011, iGATE was successfully appraised and rated at maturity level 5 by People CMM® — a framework from the Software Engineering Institute (SEI), USA that comprises state-of-the-art, best practices for human capital management. The scope of the appraisal was IT Delivery and business enabling functions of our Bangalore unit. The appraisal and rating was a result of globally recognized HR practices. Maturity Level 5 indicates that the organization is performing at an “optimizing” level. At this level, an organization continually improves its people processes based on a quantitative understanding of its process performance in relation to its business needs. The organization uses a quantitative approach to understand the variation inherent in the people processes and the causes of process outcomes.

•

In November 2011, iGATE Patni’s unique employee engagement initiative, “Thank God It’s Monday,” entered the “Limca Book of Records” for running a corporate music show every Monday for five consecutive years at the Bangalore unit. Limca Book of Records has recognized this initiative as the longest running corporate show for five years in a row. This will feature in the 2012 edition of the Limca Book of Records.

•

In January 2012, iGATE Patni won the Golden Peacock National Quality Award’ for the year 2011. The Golden Peacock Awards, instituted by the Institute of Directors in 1991, are regarded worldwide as one of the most prestigious awards for excellence to improve productivity, quality and business excellence across the organization. It aims to promote business excellence by providing a framework for assessment that is based on similar principles as other business excellence awards throughout the world. The Golden Peacock National Quality Award is awarded to organizations in the manufacturing and service sector to encourage total quality improvements.

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

Our revenue and gross margin depend significantly on general economic conditions and the demand for IT services in the markets in which we operate. Economic weakness and constrained IT spending has resulted, and may result in the future, in decreased revenue, gross margin, earnings and growth rates. A material portion of our revenues and profitability is derived from our clients in North America and Europe. Weakening in these markets as a result of high government deficits, credit downgrades or otherwise, could have a material adverse affect on our results of operations. Ongoing economic volatility and uncertainty affects our business in a number of other ways, including making it more difficult to accurately forecast client demand beyond the short term and effectively build our revenue and resource plans. Economic downturns also may lead to restructuring actions and associated expenses. Uncertainty about future economic conditions makes it difficult for us to forecast operating results and to make decisions about future investments. Delays or reductions in IT spending could have a material adverse effect on demand for our products and services, and consequently the results of operations, financial condition, cash flows and stock price.

Our global operations expose us to numerous and sometimes conflicting legal and regulatory requirements, and violation of these regulations could harm our business.

We are subject to numerous, and sometimes conflicting, legal regimes on matters as diverse as anticorruption, import/export controls, content requirements, trade restrictions, tariffs, taxation, sanctions, immigration, internal and disclosure control obligations, securities regulation, anti-competition, data privacy and labor relations. Compliance with diverse legal requirements is costly, time-consuming and requires significant resources. Violations of one or more of these regulations in the conduct of our business could result in significant fines, criminal sanctions against us or our officers, prohibitions on doing business and damage to our reputation.

Violations of these regulations in connection with the performance of our obligations to our clients also could result in liability for significant monetary damages, fines and/or criminal prosecution, unfavorable publicity and other reputational damage, restrictions on our ability to process information and allegations by our clients that we have not performed our contractual obligations. Due to the varying degrees of development of the legal systems of the countries in which we operate, local laws might be insufficient to protect our rights. In particular, in many parts of the world, including countries in which we operate and/or seek to expand, practices in the local business community might not conform to international business standards and could violate anticorruption laws, or regulations, including the U.S. Dodd-Frank Act, the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act 2010. Violations of these laws or regulations by us, our employees or any of our subcontractors, agents, alliance or joint venture partners and other third parties with which we associate could subject us to criminal or civil enforcement actions (whether or not we participated or knew about the actions leading to the violations), including fines or penalties, disgorgement of profits and suspension or disqualification from work, including U.S. federal contracting, any of which could materially adversely affect our business, including our results of operations and our reputation.

Changes in laws and regulations could also mandate significant and costly changes to the way we implement our services and solutions or could impose additional taxes on our services and solutions. For example, because outsourcing and systems integration represent a significant portion of our business, changes in laws and regulations to limit using off-shore resources in connection with our government work, which have been proposed from time to time by various U.S. states, could adversely affect our results of operations. Such changes may result in contracts being terminated, or work being transferred onshore, resulting in greater costs to us and could have a negative impact on our ability to obtain future work from government clients. We currently do not have significant contracts with U.S. federal or state government entities.

International immigration and work permit laws may adversely affect our ability to deploy our workforce and provide services in accordance with our global delivery model.

We have international operations in twenty seven countries and recruit professionals on a global basis and, therefore, must comply with the immigration and work permit/visa laws and regulations of the countries in which we operate or plan to operate. As of January 31, 2012, 4,695 IT professionals, representing approximately 17.5% of our worldwide workforce are providing services under work permits/visas. Historically, we have done much of our recruiting outside of the countries where the client work is located. Accordingly, any perception among our IT professionals, whether or not well founded, that our ability to assist them in obtaining temporary work visas and permanent residency status has been diminished, could lead to significant employee attrition. Our inability to obtain sufficient work permits/visas on a timely basis due to the impact of these regulations, including any changes to immigration and work permit/visa regulations in particular jurisdictions, could have a material adverse effect on our business in effectively utilizing our global delivery model, therefore impacting our results of operations, financial condition and cash flows.

Changes in our level of taxes, and audits, investigations and tax proceedings, could have a material adverse effect on our results of operations and financial condition.

We are subject to income taxes in numerous jurisdictions. We calculate and provide for income taxes in each tax jurisdiction in which we operate. Tax accounting often involves complex matters and judgment is required in determining our worldwide provision for income taxes and other tax liabilities. We are subject to ongoing tax audits in various jurisdictions. Tax authorities may disagree with our intercompany charges, cross-jurisdictional transfer pricing or other matters and assess additional taxes. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcomes of these audits, and the amounts ultimately paid upon resolution of audits could be materially different from the amounts previously included in our income tax expense and therefore could have a material impact on our tax provision, net income and cash flows.

In addition, our effective tax rate in the future could be adversely affected by changes to our operating structure, changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws and the discovery of new information in the course of our tax return preparation process. In particular, the carrying value of deferred tax assets is dependent on our ability to generate future taxable income. In addition, President Obama’s administration has announced proposals for other U.S. tax legislation that, if adopted, could adversely affect our tax rate. There are also other tax proposals that have been introduced, that are being considered, or that have been enacted by the United States Congress or the legislative bodies in foreign jurisdictions that could affect our tax rate, the carrying value of deferred tax assets, or our other tax liabilities.

Our net income could decrease if the Government of India reduces or withdraws tax benefits and other incentives it currently provides to us, or otherwise increases our effective tax rate.

Presently, we benefit from the tax holidays given by the Government of India for the export of IT services from specially designated software technology parks (“STPs”) and special economic zones (“SEZs”) in India. As a result of these incentives, which include a 10 year tax holiday from Indian corporate income taxes for the operation of most of our Indian facilities, our operations have been subject to relatively low tax liabilities. The tax benefits available for all our STP facilities expired on March 31, 2011. Consequently, our effective Indian tax rate has increased significantly.

Development centers operating in SEZs are entitled to certain income tax incentives of 100% of the export profits for a period of five years, 50% of such profits for the next five years and 50% of the profits for a further period of five years subject to satisfaction of certain capital investments requirements. Our profitability would be adversely affected if we are not able to continue to benefit from these tax incentives. Further, provisions of the Indian Income Tax Act 1961 are amended on an annual basis by enactment of the Finance Act. In addition, we may also be subject to changes in taxation resulting from the actions of applicable income tax authorities in India or from Indian tax laws that may be enacted in the future. For example, we may incur increased tax liability as a result of a determination by applicable income tax authorities that the transfer price applied to transactions involving our subsidiaries and the Company was not appropriate.

Increases in our effective tax rate due to expired tax benefits, changes in applicable tax laws or the actions of applicable income tax or other regulatory authorities could materially reduce our profitability.

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

Our clients’ proprietary rights may be misappropriated by our employees or subcontractors in violation of applicable confidentiality agreements.

We require our employees and subcontractors to enter into non-disclosure arrangements to limit access to and distribution of our clients’ intellectual property and other confidential information as well as our own. We can give no assurance that the steps taken by us in this regard will be adequate to enforce our clients’ intellectual property rights. If our clients’ proprietary rights are misappropriated by our employees or our subcontractors or their employees, in violation of any applicable confidentiality agreements or otherwise, our clients may consider us liable for that act and seek damages and compensation from us.

System security risks and cyber-attacks could disrupt our information technology services provided to customers, and any such disruption could reduce our expected revenue, increase our expenses, damage our reputation and adversely affect our stock price.

Experienced computer programmers and hackers may be able to penetrate our network security and misappropriate or compromise our confidential information or that of third parties, create system disruptions or cause shutdowns. Computer programmers and hackers also may be able to develop and deploy viruses, worms, and other malicious software programs that attack our products or otherwise exploit any security vulnerabilities of our products. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of the system.

We manage and store various proprietary information and sensitive or confidential data relating to our business. In addition we routinely process, store and transmit large amounts of data for our clients, including sensitive and personally identifiable information. Breaches of our security measures or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us or our clients, including the potential loss or disclosure of such information or data as a result of fraud, trickery or other forms of deception, could expose us, our customers or the individuals affected to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our brand and reputation or otherwise harm our business. The cost and operational consequences of implementing further data protection measures could be significant. We may not be successful in implementing new systems and transitioning data, which could cause business disruptions and be more expensive, time consuming, disruptive and resource-intensive. Such events could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Industry consolidation may cause us to lose key relationships and intensify competition.

Acquisitions or other consolidating transactions within our industry could harm us in a number of ways, including the loss of customers, if competitors consolidate with our current or potential customers, our current competitors become stronger or new competitors emerge from consolidations. Any of these events could put us at a competitive disadvantage, which could cause us to lose customers, revenue and market share. If one of current clients merges or consolidates with a company that relies on another provider for its consulting, systems integration and technology, or outsourcing services, we may lose work from that client or lose the opportunity to gain additional work. The increased market power of larger companies could also increase pricing and competitive pressures on us. Any of these possible results of industry, consolidation could force us to expend greater resources to meet new or additional competitive threats, which could also adversely affect our results of operations, financial condition and cash flows.

Our international operations subject us to increased exposure to foreign currency fluctuations.

We have international operations in twenty seven countries and as we expand our international operations, more of our customers may pay us in foreign currencies. Transactions in currencies other than U.S. Dollars (“USD”) subject us to fluctuations in currency exchange rates. Accordingly, changes in exchange rates between the USD and other currencies could have a material adverse effect on our revenues and net income, which may in turn have a negative impact on our business, results of operations, financial condition and cash flows. The exchange rate between the USD and other currencies has changed substantially in recent years and may fluctuate in the future. We expect that a majority of our revenues will continue to be generated in USD for the foreseeable future and that a significant portion of our expenses, including personnel costs, as well as capital and operating expenditures, will continue to be denominated in other currencies such as Indian Rupees, Canadian Dollars (“CAD”), Mexican Pesos, Australian Dollars, British Pounds (“GBP”), Euros, and Japanese Yen. Hedging strategies, such as forward contracts and options related to transaction exposures that we have implemented or may implement to mitigate this risk may not reduce or completely offset our exposure to foreign exchange fluctuations. Consequently, our results of operations may be adversely affected if other currencies appreciate against the USD and an effective foreign exchange hedging program is not in place.

We are subject to counterparty default risks.

We have numerous arrangements with financial institutions that include cash and investment deposits, foreign currency option contracts, and forward contracts. As a result, we are subject to the risk that the counterparty to one or more of these arrangements will default, either voluntarily or involuntarily, on its performance under the terms of the arrangement. In times of market distress, a counterparty may default rapidly and without notice to us, and we may be unable to take action to cover our exposure, either because we lack the contractual ability or because market conditions make it difficult to take effective action. If one of our counterparties becomes insolvent or files for bankruptcy, our ability eventually to recover any losses suffered as a result of that counterparty’s default may be limited by the liquidity of the counterparty or the applicable legal regime governing the bankruptcy proceeding. In the event of such default, we could incur significant losses, which could harm our business, results of operations, and financial condition.

Our revenues are concentrated in a limited number of clients in a limited number of industries which are primarily located in the United States and Europe and our revenues may be reduced if these clients significantly decrease their IT spending.

Our revenues are highly dependent on clients primarily located in North America, as well as clients concentrated in certain industries. Economic slowdowns, changes in U.S. law and other restrictions or factors that affect the economic health of these industries may affect our business. In the year ended December 31, 2011, approximately 80.7% of our revenue was derived from customers located in the United States and Canada. We have in the past derived, and may in the future derive, a significant portion of our revenue from a relatively limited number of clients. Our five largest clients represented approximately 39.8%, 72% and 70% of revenues for the years ended December 31, 2011, 2010 and 2009, respectively. Consequently, if our top clients reduce or postpone their IT spending significantly, this may lower the demand for our services and negatively affect our revenues and profitability. Further, any significant decrease in the growth of the financial services or other industry segments on which we focus may reduce the demand for our services and negatively affect our revenues, profitability and cash flows.

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

Continued pricing pressures may reduce our revenues.

We market our service offerings to large and medium-sized organizations. Generally, the pricing for the projects depends on the type of contract:

•	Time and Material Contracts — Contract payments are based on the number of consultant hours worked on the project.

•	Annual Maintenance Contracts — Contracts with no stated deliverables and having a designated workforce, the pricing is based on fixed periodic payments.

•	Fixed Price Contracts — Contracts based upon deliverables and/or achieving of project milestones, pricing is based on a fixed price.

•	Some process outsourcing contracts provide pricing per transaction.

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

Our client contracts, including those with our two largest customers, typically can be terminated without cause and with little or no notice or penalty, which could negatively impact our revenues and profitability.

Our clients typically retain us through non-exclusive master service agreements (“MSA”). Most of our client project contracts, including those that are on a fixed-price and fixed-price service level agreement (“SLA”) basis can be terminated with or without cause, with zero to ninety days notice and without termination-related penalties. Our MSAs typically do not include any commitment by our clients to give us a specific volume of business or future work. Additionally, certain of our MSAs do not require the client to make payments for any services or work reasonably deemed unacceptable to the client. Our business is dependent on the decisions and actions of our clients, many of which are outside our control, which might result in the termination of a project or the loss of a client and we could face liabilities as a result of such termination. Our clients may demand price reductions, change their outsourcing strategy by limiting the number of suppliers they use, moving more work in-house or to our competitors or replacing their existing software with packaged software supported by licensors. Any of these decisions or actions could adversely affect our revenues and profitability.

We may face difficulties in providing services within our industry and technology practices, offering new and existing service lines and managing increasingly large and complex projects, which could lead to clients discontinuing their work with us.

We have been expanding the nature and scope of our engagements by extending the breadth of our practices and the services we offer. The success of our new practices and service offerings is dependent, in part, upon demand for such services by our existing and new clients and our ability to meet this demand in a cost-competitive and effective manner. We cannot be certain that we will be able to attract existing and new clients for such new services or effectively meet our clients’ needs.

We intend for the increased breadth of our practices and service offerings to result in larger and more complex projects for our clients. To achieve this result, we need to establish closer relationships with our clients and develop a thorough understanding of their operations. Our ability to establish such relationships will depend on the proficiency of our management personnel, software professionals and, if necessary subcontractors, as well as other competitive factors such as our performance and delivery capability. Larger and more complex projects may involve multiple engagements or stages, and there is a risk that a client may choose not to retain us for additional stages or may cancel or delay additional planned engagements. Such cancellations or delays make it difficult to plan for project resource requirements, and failure to plan appropriately may have an adverse impact on our business, results of operations and financial condition.

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

Clients may seek to reduce their dependence on India for outsourced IT services or take advantage of the services provided in countries with labor costs similar to or lower than India.

Clients which presently outsource a significant proportion of their IT services requirements to vendors in India may, for various reasons, including to diversify geographic risk, seek to reduce their dependence on one country. We expect that future competition will increasingly include firms with operations in other countries, especially those countries with labor costs similar to or lower than India, such as China, the Philippines and countries in Eastern Europe. Since wage costs in our industry in India are increasing, our ability to compete effectively will become increasingly dependent on our reputation, the quality of our services and our expertise in specific industries.

Our quarterly operating results are subject to significant variations.

Our revenues and operating results are subject to significant variations from quarter to quarter depending on a number of factors, including the timing and number of client projects commenced and completed during the quarter, the number of working days in a quarter, employee hiring, attrition and utilization rates and the mix of time-and-material projects versus fixed-price deliverable projects and maintenance projects during the quarter. Additionally, periodically our cost increases due to both the hiring of new employees and strategic investments in infrastructure in anticipation of future opportunities for revenue growth. We recognize revenues on time-and-material projects as the services are performed. Revenues related to fixed-price contracts that provide for complex information technology application development services are recognized as the services are performed using the percentage of completion method with input (cost to cost) method while contracts that do not provide for complex information technology development services are recognized as the services are performed using proportional performance basis with input (efforts expended) method. Contracts with no stated deliverables, with a designated workforce assigned, recognize revenues on a straight-line basis over the life of the contract. Although fixed-price deliverable projects have not contributed significantly to revenues and profitability to date, operating results may be adversely affected in the future by cost overruns on fixed-price deliverable projects. Because a high percentage of our expenses are relatively fixed, variations in revenues may cause significant variations in our operating results.

We may be required to record a significant charge to earnings if our goodwill or amortizable intangible assets become impaired.

We are required under U.S. generally accepted accounting principles (US GAAP) to review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, slower growth rates in our industry or other materially adverse events. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined.

This may adversely impact our results of operations. As of December 31, 2011, our goodwill and amortizable intangible assets were $671.8 million, which represented 39.2% of total consolidated assets. We refer the reader to Footnote 12 (in Item 8 of this Annual Report on Form 10-K) of our Notes to Consolidated Financial Statements for the results of our annual impairment evaluation.

If our infrastructure investments do not coincide with increased growth in our business, our profitability may be adversely affected.

Our business model includes developing and operating global development centers in order to support our Global Delivery Model. We have global development centers located in Australia, Mexico, Canada, the U.S. and India. We are in the process of expanding our global development center in Bangalore, Mumbai, Pune and Hyderabad, all located in India. We are developing these facilities in expectation of increased growth in our business. If our business does not grow as expected, we may not be able to benefit from our investment in this and other facilities, thereby incurring fixed cost, which will likely reduce our profitability.

Founders have significant influence over the Company.

Sunil Wadhwani and Ashok Trivedi, co-chairmen and the co-founders of iGATE, beneficially own approximately 43.3% of our outstanding common stock as of January 31, 2012, and therefore have significant influence in respect of matters requiring shareholder approval.

The loss of the services of key members of our Senior Leadership Team would have an adverse impact on our business.

Our success is highly dependent on the efforts and abilities of our Chief Executive Officer, Phaneesh Murthy and our senior management team. These personnel possess business and technical capabilities that are difficult to replace. Although each executive has entered into an employment agreement containing non-competition, non-disclosure and non-solicitation covenants, these contracts do not guarantee that they will continue their employment with us or that such covenants will be enforceable. If we lose the service of any of the key executives, we may not be able to effectively manage our current operations and meet our ongoing and future business challenges and this may have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

We may not be successful at identifying, acquiring or integrating other businesses.

We completed the acquisition of Patni on May 12, 2011. We expect to continue pursuing strategic and targeted acquisitions, intended to enhance or add to our offerings of services and solutions, or enable us to expand in certain geographic and other markets. Depending on the opportunities available, we may increase the amount of investment in such acquisitions. We may not successfully identify suitable acquisition candidates. We also might not succeed in completing targeted transactions or achieve desired results of operations. Furthermore, we face risks in successfully integrating any businesses we might acquire. Ongoing business may be disrupted and our management’s attention may be diverted by acquisition, transition or integration activities. In addition, we might need to dedicate additional management and other resources, and our organizational structure could make it difficult for us to efficiently integrate acquired businesses into our ongoing operations and assimilate and retain employees of those businesses into our culture and operations. We may have difficulties as a result of entering into new markets where we have limited or no direct prior experience or where competitors may have stronger market positions. We might fail to realize the expected benefits or strategic objectives of any acquisition we undertake. We might not achieve our expected return on investment, or may lose money. We may be adversely impacted by liabilities that we assume from an acquired company, including from terminated employees, current or former clients, or other third parties, and may fail to identify or assess the magnitude of certain liabilities, shortcomings or other circumstances prior to acquiring a company, which could result in unexpected litigation or regulatory exposure, unfavorable accounting treatment, unexpected increases in taxes or other adverse effects on our business. If we are unable to complete the number and kind of acquisitions for which we plan, or if we are inefficient or unsuccessful at integrating any acquired businesses into our operations, we may not be able to achieve our planned rates of growth or improve our market share, profitability or competitive position in specific markets or services.

The shares of Series B Preferred Stock are senior obligations, rank prior to our common stock with respect to dividends, distributions and payments upon liquidation and have other terms, such as a put right and a mandatory conversion date, that could negatively impact the value of shares of our common stock.

We have issued $330 million of Series B Preferred Stock to Viscaria Limited. The rights of the holders of our Series B Preferred Stock with respect to dividends, distributions and payments upon liquidation rank senior to similar obligations to our common stock holders. Upon our liquidation or upon certain changes of control, the holders of our Series B Preferred Stock are entitled to receive, prior and in preference to any distribution to the holders of any other class of our equity securities, an amount equal to the greater of the outstanding principal plus all accrued and unpaid dividends on such Series B Preferred Stock (which cumulative dividends accrue at the rate of 8% per annum and compound quarterly) and the amount such holders would have received if such Series B Preferred Stock had been converted into common stock.

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

In connection with the Patni Acquisition, we entered into the Viscaria Purchase Agreement, with Viscaria Limited, a company backed by funds advised by Apax Partners LLP and Apax Partners, L.P., pursuant to which we (a) have sold to Viscaria Limited 330,000 shares of Series B Preferred Stock. As a result of this ownership, Viscaria Limited, among other things, has elected one of the directors to our Board of Directors and can increase it to two directors in the event that the size of our Board of Directors increases to 10 or more, and to veto certain actions, including rejecting proposed mergers or sales of all or substantially all of our assets. In addition, as of December 31, 2011, issued and outstanding Series B Preferred Stock would represent approximately 23.4% of the current voting power at a meeting of our stockholders.

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

Our ability to generate cash depends on many factors beyond our control, and we may not be able to generate the cash required to service our debt.

Our ability to make payments on and refinance our indebtedness, and to fund our operations will depend on our ability to generate cash in the future. Our historical financial results have been, and our future financial results are expected to be, subject to substantial fluctuations, and will depend upon general economic conditions and financial, competitive, legislative, regulatory and other factors that are beyond our control. If we are unable to meet our debt service obligations or fund our other liquidity needs, we may need to refinance all or a portion of our debt, before maturity, seek additional equity capital, reduce or delay scheduled expansions and capital expenditures or sell material assets or operations. We cannot assure you that we will be able to pay our debt or refinance it on commercially reasonable terms, or at all, or to fund our liquidity needs.

If for any reason we are unable to meet our debt service obligations, we would be in default under the terms of the agreements governing our outstanding debt. If such a default were to occur, the lenders under each of the Revolving Credit Facility and the Packing Credit Facility could elect to declare all amounts outstanding under the Revolving Credit Facility and the Packing Credit Facility, as applicable, immediately due and payable, and such lenders would not be obligated to continue to advance funds under the Revolving Credit Facility and the Packing Credit Facility, as applicable. If the amounts outstanding are accelerated, we cannot assure you that our assets will be sufficient to repay in full the money owed to the banks or to our debt holders.

The Indenture, the Revolving Credit Facility and the Packing Credit Facility contain various covenants limiting the discretion of our management in operating our business and could prevent us from capitalizing on business opportunities and taking some corporate actions.

The Indenture, the Revolving Credit Facility and the Packing Credit Facility impose significant operating and financial restrictions on us. These restrictions limit or restrict, among other things, our ability and the ability of our restricted subsidiaries to:

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

A breach of any of the covenants contained in the Revolving Credit Facility and the Packing Credit Facility including our inability to comply with the financial covenants could result in an event of default there under, which would allow the lenders under the Revolving Credit Facility and the Packing Credit Facility, as applicable, to declare all borrowings outstanding to be due and payable, which would in turn trigger an event of default under the

Indenture and, potentially, our other indebtedness. At maturity or in the event of an acceleration of payment obligations, we would likely be unable to pay our outstanding indebtedness with our cash and cash equivalents then on hand. We would, therefore, be required to seek alternative sources of funding, which may not be available on commercially reasonable terms, terms as favorable as our current agreements or at all, or face bankruptcy. If we are unable to refinance our indebtedness or find alternative means of financing our operations, we may be required to curtail our operations or take other actions that are inconsistent with our current business practices or strategy.

Our earnings may be adversely affected if our subsidiary, Patni receives an adverse determination resulting from a pending tax review of its domestic or foreign operations.

We face challenges from domestic and foreign tax authorities regarding the amount of current taxes due. These challenges include questions regarding the amount of deductions, transfer pricing and the allocation of income among various tax jurisdictions. To the extent we are able to prevail in matters for which accruals have been established or are required to pay amounts in excess of such accruals, our effective tax rates in a given financial statement period may be materially affected. Additionally, we operate in several countries and our failure to comply with the local tax regime may result in additional taxes, penalties and enforcement actions. To the extent we do not comply with tax-related regulations, our profitability will be adversely affected.

If we do not effectively manage our anticipated expansion growth by continuing to implement systems enhancements and other improvements, our ability to deliver quality services may be adversely affected.

We had experienced significant growth in our operations in the last five years, except in 2009, where our revenues had dropped due to the economic downturn. The situation has improved now as compared to 2009, due in part to our acquisition of Patni, with sequential quarter on quarter revenue growth. The global economy is showing signs of recovery, however, there is no guarantee that the current growth will continue. This uncertainty places significant demands on our management, and our operational and financial infrastructure. If we do not effectively manage our growth, the quality of our services may suffer thereby negatively affecting our brand and operating results. Our anticipated expansion and growth in international markets heightens these risks as a result of the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute systems, regulatory systems and commercial infrastructures. To effectively manage this growth, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. These systems enhancements and improvements will require significant capital expenditures and management resources. Failure to implement these improvements could impact our ability to manage our growth, financial condition, results of operations and cash flow.

The markets in which we operate are subject to the risk of earthquakes, floods, tsunamis and other natural and manmade disasters.

Some of the regions that we operate in are prone to earthquakes, floods, tsunamis and other natural and manmade disasters. In the event that any of our business centers are affected by any such disasters, we may sustain damage to our operations and properties, suffer significant financial losses and be unable to complete our client engagements in a timely manner, if at all. Further, in the event of a natural disaster, we may also incur costs in redeploying personnel and property. For instance, on account of the natural calamities in Japan in March 2011, and the resulting fallout of nuclear radiation from damaged nuclear power plants, we were required to temporarily relocate some of the employees from our offices in Japan to India. In addition, if there is a major earthquake, flood or other natural disaster in any of the locations in which our significant customers are located, we face the risk that our customers may incur losses, or sustained business interruption, which may materially impair their ability to continue their purchase of products or services from us. A major earthquake, flood or other natural disaster in the markets in which we operate could have a material adverse effect on our business, financial condition, results of operations and cash flows.

If our Company or its subsidiaries fail to maintain and enhance the brands and the competitive advantages they afford us, demand for our services may be adversely affected.

The brand identity that we have developed has contributed to the success of our business. Maintaining and enhancing the Company brands is critical to expanding our customer base and other strategic partners. We believe that the importance of brand recognition will increase due to the relatively low barriers to entry in the IT and IT-enabled services market. Maintaining and enhancing our brand will depend largely on our ability to be a technology pioneer and continue to provide high-quality services, which we may not do successfully. If we fail to maintain and enhance the Company brands, or if we incur excessive expenses in this effort, our business, results of operations, financial condition and cash flows will be materially and adversely affected.

ITEM	1B. UNRESOLVED STAFF COMMENTS

None

ITEM	2. PROPERTIES

Information regarding the principal properties owned and leased by the Company and its subsidiaries as of December 31, 2011 is set forth below:

Location	Segment	Principal Use	Type	Approximate Square Footage
Fremont, California	iGATE	Corporate headquarters, management administration, human resources, sales, marketing and development center	Lease	6,300
Bangalore, India	iGATE	Offshore development center	Own	1,010,000
Chennai, India	iGATE	Offshore development center	Lease	142,000
Hyderabad, India	iGATE	Offshore development center	Lease	93,000
Hyderabad, India	iGATE	Offshore development center	Own	8,200
Noida, India	iGATE	Offshore development center	Lease	75,000
Guadalajara, Mexico	iGATE	Offshore development center	Lease	18,000
Ontario, Canada	iGATE	Offshore development center	Lease	3,200
Ballarat, Australia	iGATE	Offshore development center	Lease	3,100
Mumbai, India	Patni	Corporate headquarters, management administration, human resources, sales, marketing and development center	Own	684,500
Mumbai, India	Patni	Corporate headquarters, management administration, human resources, sales, marketing and development center	Lease	98,700
Pune, India	Patni	Development center	Own	75,500
Pune, India	Patni	Development center	Lease	252,500
Gandhinagar, India	Patni	Development center	Own	37,000
Gandhinagar, India	Patni	Development center	Lease	36,500
Chennai, India	Patni	Development center	Own	230,000
Noida, India	Patni	Development center	Own	460,000
Hyderabad, India	Patni	Development center	Own	8,500
Hyderabad, India	Patni	Development center	Lease	89,000
U.K	Patni	Development center	Lease	13,000
Mexico.	Patni	Development center	Lease	11,300
China	Patni	Development center	Lease	11,700

We currently have capacity for approximately 25,000 professionals at these facilities. As of December 31, 2011, we had used approximately 80% of our existing office space in our operations.

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

ITEM	4. REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ National Market under the ticker symbol “IGTE”. The following table sets forth, for the periods indicated, the range of high and low closing sale prices for iGATE’s common stock as reported on the NASDAQ National Market.

	High	Low
2011
First Quarter	$20.38	$14.70
Second Quarter	19.58	15.03
Third Quarter	17.39	9.32
Fourth Quarter	$16.78	$10.71

2010
First Quarter	$10.68	$9.02
Second Quarter	14.76	9.86
Third Quarter	19.17	12.09
Fourth Quarter	$24.86	$17.19

On January 31, 2012, we had 289 registered holders of record of our common stock. We currently have no program regarding the repurchase of our common stock.

Dividends

On January 20, 2010, the Board of Directors declared an annual cash dividend for the year ended December 31, 2009 of $0.11 per share payable to the shareholders of record as on February 26, 2010, which was paid on March 15, 2010.

On October 12, 2010, the Board of Directors authorized a cash dividend of $0.15 per share of common stock, as a dividend as a result of the Company’s performance for the year 2010. Although, the net income in the fiscal year 2010 increased by 81.1% as compared to the fiscal year 2009, on January 19, 2011, the Board of Directors decided to retain the 2010 profits for funding the Patni Acquisition and hence, no further dividend was declared.

Further, so long as Viscaria Limited remains a shareholder of iGATE Series B Stock, the issuance of future dividends will require the consent of a majority of the majority investor holders. The terms of the senior notes also contain restrictions on the ability to declare dividends; while the Board of Directors has the ability to declare dividends, subject to these restrictions, it is likely that cash from operations will be used for working capital and to service debt over the next few years.

ITEM	6. SELECTED FINANCIAL DATA

	Year Ended December 31,
	2011(1)	2010	2009	2008	2007
	(in thousands, except per share data)
Income Statement Data:
Revenues	$779,646	$280,597	$193,099	$218,798	$201,734
Gross margin	296,142	112,691	75,406	82,357	65,112
Restructuring charge(2)	—	—	—	—	769
Goodwill impairment(3)	—	—	—	—	1,950
Income (loss) from operations	105,910	53,008	32,391	27,682	9,483
Other (expense) income, net	(21,638)	4,686	(3,231)	2,663	5,969
Loss on venture investments and affiliated companies, net(4)	—	—	—	—	(193)

Income from continuing operations before income taxes	84,272	57,694	29,160	30,345	15,259
Income tax provision	24,218	5,939	585	675	1,767

Income from continuing operations	60,054	51,755	28,575	29,670	13,492
Income from discontinued operations, net of income taxes(5)	—	—	—	1,605	5,085

Net income	60,054	51,755	28,575	31,275	18,577
Less: Net income attributable to the noncontrolling interest	8,586	—	—	371	2,992

Net income attributable to iGATE Corporation	51,468	$51,755	$28,575	$30,904	$15,585
Accretion to preferred stock	302	—	—	—	—
Preferred dividend	22,147	—	—	—	—

Net income attributable to iGATE Corporation common shareholders	$29,019	$51,755	$28,575	$30,904	$15,585

Net earnings per common share, Basic:
Earnings from continuing operations per share attributable to iGATE	$0.39	$0.92	$0.52	$0.54	$0.20
Earnings from discontinued operations per share attributable to iGATE	$—	$—	$—	$0.03	$0.09

Net earnings — Basic attributable to iGATE	$0.39	$0.92	$0.52	$0.57	$0.29

Net earnings per common share, Diluted:
Earnings from continuing operations per share attributable to iGATE	$0.38	$0.90	$0.51	$0.53	$0.20
Earnings from discontinued operations per share attributable to iGATE	$—	$—	$—	$0.03	$0.09

Net earnings — Diluted attributable to iGATE	$0.38	$0.90	$0.51	$0.56	$0.29

Weighted average common shares, basic	56,740	56,055	55,114	54,608	53,768

Weighted average common shares, diluted	57,934	57,394	55,951	55,451	53,972

Cash dividends declared per share	$—	$0.26	$0.11	$—	$—

Balance Sheet Data:
Cash and cash equivalents	$75,440	$67,924	$29,565	$30,878	$46,655
Short-term investments	354,528	71,915	67,192	34,601	25,295
Working capital(6)	442,399	147,678	104,112	74,497	93,617
Total assets	1,714,849	305,043	228,160	189,893	216,798
Long-term obligations	4,610	1,251	1,035	4,016	7,977
Senior notes	770,000	—	—	—	—
Non controlling interest	177,183	—	—	—	6,437
iGATE shareholders’ equity	$76,996	$248,056	$191,318	$146,072	$155,966

(1)	On May 12, 2011, the Company acquired Patni and the selected financial information for the year 2011 includes Patni results for the period from May 16, 2011 through December 31, 2011.
(2)	In 2007, we incurred $0.8 million related to the restructuring of our Shared Services segment.
(3)	In 2007, we incurred $2.0 million in total charges related to goodwill impairment in our subsidiary iGATE Global.
(4)	In 2007, we recorded an impairment charge of $0.6 million on our investment in Concours, which was offset by a gain of $0.4 million from an escrow account related to a prior sale of a business.
(5)	On September 4, 2008, the Board of Directors authorized management to utilize a tax-free separation for the divestiture of iPS and declared a stock dividend consisting of 1 share of Mastech for each 15 shares of iGATE. On September 30, 2008, we completed the spin-off of Mastech. On July 31, 2008, we completed the sale of iCRI. In December 2007 we sold jobcurry Systems Private Ltd.
(6)	Working capital represents current assets less current liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis also contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in “Disclosure Regarding Forward-Looking Statements” and “Risk Factors” in this Annual Report on Form 10-K.

We use the terms “iGATE,” “we,” the “Company,” “our” and “us” in this report to refer to iGATE Corporation and its subsidiaries. All references to years, unless otherwise noted, refer to our fiscal year, which ends as of December 31. For example, a reference to “fiscal 2011” means the 12-month period that ended as of December 31, 2011. All references to quarters, unless otherwise noted, refer to the quarters of our fiscal year.

We use the term “in local currency” so that certain financial results may be viewed without the impact of foreign currency exchange rate fluctuations, thereby facilitating period-to-period comparisons of business performance. Financial results “in local currency” are calculated by restating current period activity into U.S. dollars using the comparable prior year period’s foreign currency exchange rates. This approach is used for all results where the functional currency is not the U.S. dollar.

Overview

iGATE Corporation (“iGATE” or “the Company”) is a leading provider of IT and IT-enabled operations offshore outsourcing solutions services to large and medium-size organizations. iGATE provides end-to-end business solutions that leverage technology, thus enabling its clients to enhance business performance.

On May 12, 2011, we completed the acquisition of a majority stake in Patni Computer Systems Limited (the “Patni Acquisition”). Patni is a company incorporated in India under the Indian Companies Act, 1956. Patni is engaged in IT consulting, software development and BPO. It provides multiple service offerings to its clients across various industries including banking and insurance; manufacturing, retail and distribution; life sciences; product engineering; and communications, media and entertainment and utilities. Patni’s various service offerings include application development and maintenance, enterprise software and systems integration services, business and technology consulting, product engineering services, infrastructure management services, customer interaction services and BPO, quality assurance and engineering services. The Patni Acquisition was valued at $1.2 billion.

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

Economic Trends and Outlook

According to Gartner Inc., an IT research and advisory company, the IT Services industry worldwide IT spending is forecasted to total $874.0 billion in 2012, a 3.1 % increase from 2011 revenue of nearly $848 billion.

If the global economic recovery continues, modest growth in IT spending is expected. However, the potential for event-driven disruptions such as the recent earthquake and tsunami in Japan, or general global economic slowdowns would likely have an adverse impact on IT spending. The IT industry is aggressively pursuing innovations that it expects to stimulate demand beyond such modest growth. Besides organic growth, IT service providers are also aggressively pursuing mergers and acquisitions to stimulate growth. We believe that our business model is diversified, both geographically and operationally — we serve both IT and IT-enabled solutions. We believe our strategy of a global delivery model and the Patni Acquisition positions us well to provide a greater breadth of services in catering to market needs and opportunities.

Recent events impacting future operations

Proposed acquisition of balance stake of Patni and delisting from the Stock exchanges

If the delisting is successful and all the shares of Common Stock are tendered, iGATE’s beneficial ownership in Patni is expected to increase from approximately 81.2% to 100%. Upon the delisting being successful, public trading of the Patni shares of Common Stock on the BSE and the NSE and ADSs on the NYSE will cease. The promoters also will seek to cause the Common Stock of Patni to be deregistered under the Exchange Act. As the sole shareholder of Patni, iGATE will receive the benefit of the right to participate in any and all future increases in Patni’s value and will bear the complete risk of any and all losses incurred in the operation of Patni and any decreases in Patni’s value.

Upon completion of the delisting, Patni’s public shareholders who tender their shares of Common Stock will not bear the risks of potential decreases in the value of their holdings in Patni based on any downturns in Patni’s future performance. Under the delisting, Patni’s public shareholders will receive a single cash price for their shares of Common Stock (including those represented by ADSs which are converted into Common Stock).

Financing arrangement

On March 8, 2012 (the “Closing Date”), Pan-Asia iGATE Solutions (“Pan-Asia”) entered into a credit agreement (the “Credit Facility”) for a secured term loan facility with the lenders named therein and DBS Bank Ltd., Singapore, as administrative agent (the “Administrative Agent”).

The Credit Facility has a commitment amount of $215.0 million and matures on May 8, 2014. The Credit Facility contains customary representations and warranties, events of default and affirmative and negative covenants, and does not contain any financial covenants. The borrowing under the Credit Facility carries an annual interest rate of LIBOR plus applicable margin varying from 2.8% to 3.2% for terms extending from 0 to 27 months. The facility is secured through a pledge of iGATE Technologies’ equity interests in Pan-Asia representing an indirect interest in Patni of up to 65%. The Company, along with several of its wholly owned subsidiaries, has entered into a Guaranty (the “Guaranty”) with the Administrative Agent, under which the Company has guaranteed all of the obligations of Pan-Asia under the Credit Facility.

After the Closing Date, the Credit Facility will be available to finance Pan-Asia’s purchase of the remaining publicly traded equity shares of Patni.

Critical Accounting Policies and Estimates

The following explains our most critical accounting policies and estimates. See Note 1 to our Consolidated Financial Statements set forth on pages 65 to 74 of this Form 10-K for a complete description of our significant accounting policies.

Revenue Recognition

Revenue is recognized when there is persuasive evidence of a contractual arrangement with customers, services have been rendered, the fee is fixed or determinable and collectability is reasonably assured. The Company has concluded that it has persuasive evidence of an arrangement when it enters into an agreement with its clients with terms and conditions which describe the services and the related payments are legally enforceable. When the terms of the agreement specify service level parameters that must be met, the Company monitors such service level parameters and determines if there are any service credits or penalties which need to be accounted for. Revenue is recognized net of any service credits that are due to a client and net of applicable taxes and includes reimbursements of out-of- pocket expenses, with the corresponding cost for out-of- pocket expenses included in cost of revenue.

IT services are provided either on a fixed-price, fixed time frame or on a time and material basis. Revenue with respect to time-and-material contracts is recognized as the related services are performed. Time-and-material contracts typically bill at an agreed upon hourly or daily rate. The Company’s fixed price contracts include application maintenance and support services, on which revenue is recognized ratably over the term of maintenance. Revenues related to fixed-price contracts that provide for highly complex information technology application development services are recognized as the services are performed using the percentage of completion method with input (cost to cost) method while contracts that do not provide for highly complex information technology development services are recognized as the services are performed using proportional performance basis with input (efforts expended) method. The Company considers the input method the best available measure of progress on these contracts as there is a direct relationship between input and productivity. Costs are recorded as incurred over the contract period. Provisions for estimated losses, if any, on uncompleted contracts are recorded in the period in which such losses become probable based on the current contract estimates.

Significant judgment is required to estimate the time and cost to complete the project. Our project delivery personnel continually review the labor hours incurred and the estimated total labor hours, which may result in revisions to the amount of revenue recognized for the contract. Changes in estimates are accounted for in the period of change. Any estimation process, including that used in preparing contract accounting models, involves inherent risk. We reduce the inherent risk relating to revenue and cost estimates through approval and monitoring processes. Risks relating to service delivery, usage, productivity and other factors are considered in the estimation process.

Goodwill

Goodwill represents the cost of the acquired businesses in excess of the fair value of identifiable tangible and intangible net assets purchased. We review goodwill for impairment annually and whenever events or changes in circumstances indicate its carrying value may not be recoverable in accordance with ASC 350, Intangible Assets including Goodwill and Amortization.

The provisions of ASC 350 requires that recoverability of goodwill be evaluated using a two-step process. Under the first step, the estimated fair value of the reporting unit in which the goodwill resides is compared with its carrying value of the assets and liabilities (including goodwill). If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the step two of the impairment test (measurement) is performed. Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in a business combination. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

The fair values used in this evaluation are estimated based upon the market capitalization adjusted for a control premium and discounted future cash flow analysis. The discounted future cash flow analysis is based upon a number of estimates and assumptions including operating results and business plans. The Company has applied a control premium of 20%, which was arrived at based on historical acquisition trends of listed companies in India. The Company performs its annual impairment review of goodwill on November 30, and when a triggering event occurs between annual impairment tests. Based on the results of its annual impairment tests, the Company determined that no impairment of goodwill existed as of December 31, 2011, and 2010.

Intangible Assets

As of December 31, 2011, the definite lived intangible assets were predominantly comprised of customer relationships and intellectual property rights arising from the Patni Acquisition. The acquired company is often party to certain customer contracts and relationships that are of material value to an acquirer. Customer contracts and relationships refer to forecast revenues from existing customers from whom there is a readily identifiable income stream as at the valuation date, as a result of established business relationships with them. We have estimated the fair value of customer contracts and relationships based on the Excess Earnings Method under the Income Approach.

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

•	Deduct the tax charge on these cash flows — we estimated the effective tax rate on a go forward basis to be 30%

•

Deduct contributory asset charges — in order to assess the excess earnings attributable to customer contracts and relationships, we have deducted contributory asset charges for the use of other assets. The contributory charges for the economic returns are computed based on the assets utilized by the intangible asset. The notional contributory charges are based on the presumption that the contributory assets were leased from a third party in an arms-length transaction. All such contributory charges are computed based on the fair value of the relevant contributory asset. The applied contributory asset charges take into account the return of the asset (wear and tear) and the return on asset (interest on invested capital).

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

The estimated useful life of customer relationship and intellectual property rights is 15 years and 0.5 year to 6 years, respectively. Customer relationships and intellectual property rights are amortized over their respective individual estimated useful lives in proportion to the economic benefits consumed in each period (i.e. based on ratio of the undiscounted cashflows for a period to the total estimated undiscounted cashflows). The estimated useful life of an identifiable intangible asset is based on a number of factors including the effects of obsolescence, demand, competition and other economic factors (such as the stability of the industry, and known technological advances) and the level of maintenance expenditures required to obtain the expected future cash flows from the asset.

Income taxes

Determining the consolidated provision for income tax expense, income tax liabilities and deferred tax assets and liabilities involves judgment. As a global company, we calculate and provide for income taxes in each of the tax jurisdictions in which we operate. This involves estimating current tax exposures in each jurisdiction as well as making judgments regarding the recoverability of deferred tax assets. Tax exposures can involve complex issues and may require an extended period to resolve. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and adjust the valuation allowances accordingly. Factors considered in making this determination include the period of expiration of the tax asset, planned use of the tax asset, tax planning strategies and historical and projected taxable income as well as tax liabilities for the tax jurisdiction in which the tax asset is located. Valuation allowances will be subject to change in each future reporting period as a result of changes in one or more of these factors. Changes in the geographic mix or estimated level of annual income before taxes can affect the overall effective tax rate.

We apply an estimated annual effective tax rate to our quarterly operating results to determine the interim provision for income tax expense. In accordance with FASB guidance on uncertainty in income taxes, a change in judgment that impacts the measurement of a tax position taken in a prior year is recognized as a discrete item in the interim period in which the change occurs. In the event there is a significant unusual or infrequent item recognized in our quarterly operating results, the tax attributable to that item is recorded in the interim period in which it occurs.

Derivative instruments and hedging activities

The Company enters into foreign currency forward and option contracts (“derivative contracts”) to mitigate and manage the risk of changes in foreign exchange rates on inter-company and end customer accounts receivables and forecasted sales and inter-company transactions. The Company hedges anticipated sales transactions that are subject to foreign exchange exposure with derivative contracts that are designated effective and that qualify as cash flow hedges under ASC Topic 815, “Derivatives and Hedging”.

As part of hedge strategy, the Company also enters into derivative contracts which are replaced with successive new contracts up to the period in which the forecasted transaction is expected to occur i.e. (roll-over hedges). In case of rollover hedges, the hedge effectiveness is assessed based on changes in fair value to the extent of changes in spot prices and recorded in accumulated other comprehensive income (loss) until the hedged transactions occur and at that time is recognized in the consolidated statements of income. Accordingly, the changes in the fair value of the contract related to the changes in the difference between the spot price and the forward price (i.e. forward premium/discount) are excluded from assessment of hedge effectiveness and is recognized in consolidated statements of income and are included in foreign exchange gain (loss).

In respect of derivative contracts which hedge the foreign currency risk associated with the both anticipated sales transaction and the collection thereof (dual purpose hedges), the hedge effectiveness is assessed based on overall changes in fair value with the effective portion of gains or losses included in accumulated other comprehensive income (loss). The effective portion of gain or loss attributable to forecasted sales are reclassified from accumulated other comprehensive income (loss) and recognized in consolidated statements of income when the sales transaction occurs. Post the date of sales transaction, the Company reclassifies an amount from accumulated other comprehensive income (loss) to earnings to offset foreign currency translation gain (loss) recorded for the respective receivable during the period. In addition, the Company determines the amount of cost to be ascribed to each period of the hedging relationship based on the functional currency interest rate implicit in the hedging relationship and recognizes this cost by reclassifying it from accumulated other comprehensive income (loss) to consolidated statements of income for recognized receivables based on the pro rata method.

Changes in the fair value of cash flow hedges deemed ineffective are recognized in the consolidated statement of income and are included in foreign exchange gain (loss). The Company also uses derivatives contracts not designated as hedging instruments under ASC No. 815 to hedge intercompany and end customer accounts receivables and other monetary assets denominated in currencies other than the functional currency. Changes in the fair value of these derivatives are recognized in the consolidated statements of income and are included in foreign exchange gain (loss).

Stock-based compensation

FASB ASC Topic 718-10-25, “Accounting for Stock — Based Compensation”, requires all share-based payments, including grants of stock options, restricted stock units and employee stock purchase rights, to be recognized in our financial statements based on their respective grant date fair values. Under this standard, the fair value of each employee stock option and employee stock purchase right is estimated on the date of grant using an option pricing model that meets certain requirements.

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

Presentation of Supplemental Non-GAAP Financial Measures

In this management’s discussion and analysis, we use supplemental non-GAAP financial measures as defined by the Securities and Exchange Commission. These non-GAAP measures are not in accordance with, or an alternative for measures prepared in accordance with, U.S. GAAP and may be different from non-GAAP measures used by other companies. In addition, these non-GAAP measures are not based on any comprehensive set of accounting rules or principles. Reconciliations of these non-GAAP measures to their comparable GAAP measures are included in the financial tables set forth on pages 49 and 50 of this Form 10-K.

Results of Operations from Continuing Operations for the Year Ended December 31, 2011 as Compared to the Year Ended December 31, 2010 (Dollars in thousands):

	For The Year Ended
	December 31, 2011				December 31, 2010
	iGATE	Patni*	Eliminations	Total
Revenues	$307,537	$479,449	$7,340	$779,646	$280,597
Cost of revenues**	187,972	302,872	7,340	483,504	167,906

Gross margin	119,565	176,577	—	296,142	112,691
Selling, general and administrative expense	56,694	95,213	410	151,497	50,669
Depreciation and amortization	9,814	28,921	—	38,735	9,014

Income (loss) from operations	53,057	52,443	(410)	105,910	53,008
Interest expense (reversed)	(51,025)	417	—	(50,608)	(108)
Foreign exchange gain/(loss), net	16,233	(3,157)	—	13,076	(377)
Other income, net	2,752	13,552	410	15,894	5,171

Income before income taxes	21,017	63,255	—	84,272	57,694
Income tax expense	8,284	15,934	—	24,218	5,939

Net income	12,733	47,321	—	60,054	51,755

Non-controlling interest				8,586	—

Net income attributable to iGATE Corporation				51,468	51,755
Accretion to preferred stock				302	—
Preferred dividend				22,147	—

Net income (loss) attributable to iGATE Corporation common shareholders’				$29,019	$51,755

*	Patni results are for the period from May 16, 2011 through December 31, 2011
**	Cost of revenues is exclusive of depreciation and amortization

Revenues

Consolidated revenues for the year ended December 31, 2011 were $779.6 million as compared to $280.6 million for the year ended December 31, 2010. The significant increase in the revenues was mainly due to the Patni Acquisition. The Patni segment accounted for $479.4 million, inclusive of intercompany revenues of $6.0 million or 61.5% of consolidated revenues.

The iGATE segment accounted for $307.5 million, inclusive of intercompany revenues of $1.3 million (39.4% of consolidated revenues) for the year ended December 31, 2011, an increase of $26.9 million, or 9.6%, as compared to $280.6 million for the year ended December 31, 2010. The revenue increase for the periods presented is directly attributable to a combination of increased business with our recurring customers and new customer wins offset by unfavorable movement in currency markets. There was an increase in average billable headcount from 7,398 for the year ended December 31, 2010 to 7,678 for the year ended December 31, 2011. Revenues increased mainly due to the increased volume by 10.2% which was partly offset by unfavorable movement in currency markets by 0.6% for the year ended December 31, 2011 as compared to the year ended December 31, 2010. Our top five customers accounted for 73.7% and 72.2% of the revenue for the year ended December 31, 2011 and 2010, respectively.

Gross margin

Consolidated gross margin was $296.1 million or 38.0% of consolidated revenues for the year ended December 31, 2011, as compared to $112.7 million or 40.2% of consolidated revenues for the year ended December 31, 2010. The decrease in gross margin percentage is due to salary increments in 2011 which was partially offset by improved utilization contributing to the increase in gross margin in absolute terms.

The increase in gross margin in absolute terms was mainly due to the Patni Acquisition. The Patni segment accounted for $176.6 million (59.6% of consolidated gross margin) or 36.8% of the segment revenues. The iGATE segment gross margin was $119.6 million (40.4% of consolidated gross margin) or 38.9% of the segment revenues for the year ended December 31, 2011, as compared to $112.7 million or 40.2% of the segment revenues for the year ended December 31, 2010.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) include all costs that are not directly associated with revenue-generating activities. SG&A expenses include employee costs, corporate costs and facilities costs. Employee costs include selling, marketing and administrative salaries and related employee benefits, travel, recruiting and training costs. Corporate costs include costs such as acquisition and delisting costs, legal, accounting and outside consulting fees. Facilities costs primarily include rent and communications costs.

Consolidated SG&A costs for the year ended December 31, 2011 were $151.5 million or 19.4% of consolidated revenues, as compared to $50.7 million or 18.1% of consolidated revenues for the year ended December 31, 2010. The significant increase in SG&A costs was mainly due to non-recurring costs associated with the Patni Acquisition. The Patni segment accounted for $95.2 million (inclusive of intercompany costs of $0.4 million) or 62.8% of consolidated SG&A costs.

The iGATE segment accounted for $56.7 million (37.4% of consolidated SG&A costs) or 18.4% of the segment revenues, as compared to $50.7 million or 18.1% of segment revenues for the year ended December 31, 2010. The net employee cost increased by $13.3 million for the year ended December 31, 2011, as compared to the year ended December 31, 2010, mainly due to an increase in salaries, bonus and benefits of $11.8 million, travel expense and related costs of $2.0 million which was partly offset by a decrease in recruitment expense of $0.5 million. The net corporate cost increased by $11.2 million for the year ended December 31, 2011 mainly due to expenses associated with the Patni Acquisition of $7.2 million, expenses relating to delisting of $0.7 million and $3.3 million increase in outside professional services, marketing, accounting, bad debts and administrative charges. The net facilities costs increased by $1.9 million for the year ended December 31, 2011, mainly due to an increase in rental, office and building maintenance and communication related expenses. We have recorded $20.4 million as cost reimbursement from Patni towards the sales and administrative support provided for the current period.

Depreciation and amortization costs

Consolidated depreciation and amortization costs for the year ended December 31, 2011 were $38.7 million or 5.0% of consolidated revenues, as compared to $9.0 million or 3.2% of consolidated revenues for the year ended December 31, 2010. The significant increase in depreciation and amortization costs is mainly due to the Patni Acquisition. The Patni segment accounted for $28.9 million or 74.7% of consolidated depreciation and amortization costs.

The iGATE segment accounted for $9.8 million or 3.2% of the segment revenues for the year ended December 31, 2011, as compared to $9.0 million or 3.2% of segment revenues for the year ended December 31, 2010.

Operating income

Consolidated operating income was $105.9 million or 13.6% of consolidated revenues for the year ended December 31, 2011 and $53.0 million or 18.9% of consolidated revenues for the year ended December 31, 2010. The increase in absolute terms is mainly due to the Patni Acquisition. The Patni segment accounted for $52.4 million or 10.9% of the segment revenues.

The iGATE segment accounted for $53.1 million or 17.3% of the segment revenues for the year ended December 31, 2011 as compared to $53.0 million or 18.9% of segment revenues for the year ended December 31, 2010.

Interest expense

We issued 9% senior notes on April 29, 2011 and recorded interest expense of $46.6 million for the year ended December 31, 2011. We also amortized the debt issuance costs of $3.7 million for the year ended December 31, 2011. The interest expense recorded on our $57.0 million line of credit at weighted average interest rate of 1.07% amounted to $0.7 million for the year ended December 31, 2011.

Foreign exchange gain/(loss), net

Foreign exchange gain was $13.1 million for the year ended December 31, 2011 as compared to loss of $0.4 million for the year ended December 31, 2010.

The favorable foreign currency movement related to foreign currency derivative contracts entered into in connection with the Patni Acquisition which resulted in a net realized gain of $15.0 million on settled contracts for the year ended December 31, 2011.

The Company also recognized unfavorable foreign currency movement resulting in a realized loss of $1.0 million on settlement of cash flow hedges for the year ended December 31, 2011 as compared to a loss of $0.1 million for the year ended December 31, 2010.

We also recognized a foreign currency gain of $5.3 million on remeasurement of escrow account balance for the year ended December 31, 2011 and $4.5 million of foreign currency loss related to our intercompany debt in India and remeasurement of current assets denominated in foreign currency as compared to a loss of $0.2 million for the year ended December 31, 2010.

We have also recorded a foreign currency gain of $1.4 million on the derivative contract taken against the packing credit facility borrowed under our line of credit for the year ended December 31, 2011.

The Patni segment accounted for $3.2 million foreign exchange loss.

Other income, net

Our investment income for the year ended December 31, 2011 totaled $14.7 million as compared to $3.2 million for the year ended December 31, 2010. The significant increase in investment income is mainly due to the Patni Acquisition. The Patni segment accounted for $12.5 million of the investment income.

The iGATE segment investment income for the year ended December 31, 2011 totaled $2.2 million as compared to $3.2 million for the year ended December 31, 2010. In the 2011 second quarter, we liquidated the investments to fund the Patni Acquisition, which reduced investment income in the current year as compared to the year ended December 31, 2010.

We recognized gain on sale of fixed assets of $1.4 million and gain on sale of investment in affiliate of $0.6 million during the year ended December 31, 2010.

Income taxes

Our effective tax rate was 28.7% (including Patni) and 10.3% for the years ended December 31, 2011 and 2010, respectively. The effective tax rate increased mainly due to the expiration of the STPI tax holiday on our foreign earnings in March 2011 which was partly offset by a deferred tax benefit of $ 3.9 million recorded on the carry forward of losses relating to the earlier years and $ 2.6 million on account of foreign tax credit. Based on the Company’s application, the IRS ruled on January 12, 2012 that the Company’s acquisition of Patni falls within the meaning of section 338-(d)- (3) of the Internal Revenue Code and election can be made to be a qualified stock purchase (“QSP”) under Section 338-(g). This election entailed us to calculate the U.S. income tax basis earnings and profits and foreign (non-U.S.) tax pools for Patni. Based on such calculations, we have recorded a tax provision of $6.9 million on our U.S. subsidiary iGATE Technologies share of India subsidiary, Patni’s undistributed earnings for the post-acquisition period from May 16, 2011 through December 31, 2011. This calculation will be re-visited by us on a quarterly basis every year.

The effective tax rate of the iGATE segment and the Patni segment was 39.4% and 25.2%, respectively, during the year ended December 31, 2011.

Non controlling interest

We recorded $8.6 million share of profits of non controlling interest in Patni representing 18.2% share of net income of $47.3 million of Patni.

Preferred dividend

On February 1, 2011, pursuant to the securities purchase agreement with Viscaria Limited dated January 10, 2011, we issued 210,000 shares of Series B Preferred Stock for a consideration of $210 million and an additional 120,000 shares was issued on May 9, 2011 for a consideration of $120 million. We have accrued for cumulative dividends of $22.1 million at a rate of 8.00% per annum, compounded quarterly, for the year ended December 31, 2011.

Results of Operations from Operations for the Year Ended December 31, 2010 as Compared to the Year Ended December 31, 2009 (Dollars in thousands):

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

Gross margin

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

Income taxes

Our effective tax rate was 10.3% and 2.0% for the years ended December 31, 2010 and 2009, respectively. The tax expense and the effective tax rate increased mainly due to change in the mix of earnings between our US and international operations, resulting in higher earnings in US. iGATE Global is eligible to claim a tax holiday on the majority of its operating income through March 31, 2011. The tax holiday has resulted in a benefit of $17.1 million and $9.8 million for the years ended December 31, 2010 and 2009, respectively.

Use of non-GAAP Financial Measures:

Effective from the fourth quarter of fiscal 2010, we decided to use non-GAAP net income data and non-GAAP basic and diluted earnings per share. These non-GAAP measures are not in accordance with, or an alternative for measures prepared in accordance with, U.S GAAP and may be different from non-GAAP measures used by other companies. In addition, these non-GAAP measures are not based on any comprehensive set of accounting rules or principles. Reconciliations of these non-GAAP measures to their comparable GAAP measures are included in the attached financial tables.

We believe that non-GAAP measures have limitations in that they do not reflect all of the amounts associated with iGATE’s results of operations as determined in accordance with GAAP and that these measures should only be used to evaluate iGATE’s results of operations in conjunction with the corresponding GAAP measures. These non GAAP measures should be considered supplemental in nature and should not be considered in isolation or be construed as being more important than comparable GAAP measures.

We believe that providing Adjusted EBITDA and non-GAAP net income and non-GAAP basic and diluted earnings per share in addition to the related GAAP measures provides investors with greater transparency to the information used by our management in our financial and operational decision-making. These non-GAAP measures are also used by management in connection with iGATE’s performance compensation programs.

The non-GAAP financial measures contained herein exclude the following items:

•

Amortization of intangible assets: Intangible assets comprise value of our customer relationships from the recent Patni acquisition and the previous delisting of iGATE’s Indian subsidiary. We incur charges relating to the amortization of these intangibles. These charges are included in our GAAP presentation of earnings from operations, operating margin, net income and diluted earnings per share. We exclude these charges for purposes of calculating these non-GAAP measures.

•

Stock-based compensation: Although stock-based compensation is an important aspect of the compensation of our employees and executives, determining the fair value of the stock-based instruments involves a high degree of judgment and estimation and the expense recorded may not reflect the actual value realized upon the future exercise or termination of the related stock-based awards. Furthermore, unlike cash compensation, the value of stock-based compensation is determined using a complex formula that incorporates factors, such as market volatility, that are beyond our control. Management believes it is useful to exclude stock-based compensation in order to better understand the long-term performance of our core business.

•

Acquisition expenses: We incurred costs related to its acquisitions, which are inconsistent in amount and frequency and are significantly impacted by the timing and nature of iGATE’s acquisitions. We believe that eliminating these expenses for purposes of calculating these non-GAAP measures facilitates a more meaningful evaluation of our current operating performance and comparisons to its past operating performance.

•

Forex gain: The Company entered into forward foreign exchange contracts to mitigate the risk of changes in foreign exchange rates on payments related to the acquisition of Patni. We also recognized favorable foreign currency gain on re-measurement of escrow account balance maintained for facilitating payments related to Patni acquisition. We believe that eliminating the non-capitalized items for purposes of calculating these non-GAAP measures facilitates a more meaningful evaluation of our current performance and comparisons to its past performance.

•

Severance Cost: As a result of the acquisition of Patni, we incurred severance costs in connection with the termination of the services of some of Patni’s employees. We believe that eliminating these expenses for purposes of calculating these non-GAAP measures facilitates a more meaningful evaluation of our current operating performance and comparisons to its past operating performance.

•

Delisting expenses: iGATE is voluntarily delisting the equity shares of its majority owned subsidiary, Patni from the National Stock Exchange of India Limited and the Bombay Stock Exchange Limited and the American Depository Shares from the New York Stock Exchange. Delisting is an infrequent activity and expenses incurred in connection therein are inconsistent in amount and are significantly impacted by the timing and nature of the delisting. We believe that eliminating these expenses for purposes of calculating these non-GAAP measures facilitates a more meaningful evaluation of our current operating performance and comparisons to its past operating performance.

From time to time in the future, there may be other items that we may exclude in presenting our financial results.

The table below presents a reconciliation of our non-GAAP financial measures to the most comparable GAAP measures for each of the past three years (in thousands, except for per share data):

	For the Year Ended December 31,
	2011**		2010	2009
Net income attributable to iGATE Corporation	$51,468		$51,755	$28,575
Adjustments:
Amortization of Intangible assets, net of taxes	6,191		774	937
Share-Based Compensation, net of taxes	8,530		6,437	4,876
Acquisition expenses	10,914		3,213	—
Delisting expenses	997		—	—
Forex gain on acquisition hedging and other remeasurement, net of taxes	(15,975)		—	—
Severance cost, net of taxes	4,897		—	—

Non-GAAP Net income	$67,022		$62,179	$34,388

Basic earnings per share from operations:
GAAP	$0.39		$0.92	$0.52
Non-GAAP	$0.90		$1.11	$0.62
Diluted earnings per share from operations:
GAAP	$0.38		$0.90	$0.51
Non-GAAP	$0.89		$1.08	$0.61
Weighted average shares outstanding, Basic	74,087	*	56,055	55,114

Weighted average dilutive common equivalent shares outstanding	75,290	*	57,394	55,951

*	Includes assumed conversion of 17.3 million shares of Series B Preferred Stock as of January 1, 2011.
**	Includes Patni balances since May 16, 2011

Non-GAAP Disclosure of Adjusted EBITDA

Effective from the second quarter of fiscal 2011, we decided to present Adjusted EBITDA as a supplemental measure of our performance. We define Adjusted EBITDA as net income attributable to iGATE Corporation plus (i) depreciation and amortization, (ii) interest expense, (iii) income tax expense, minus (iv) other income, net plus

(v) foreign exchange (gain)/loss, (v) stock-based compensation (vi) acquisition expenses (vii) severance expenses and (viii) delisting (going private) expenses. We eliminated the impact of the above as we do not consider them as indicative of our ongoing operating performance. These adjustments are itemized below. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

We present Adjusted EBITDA because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we use Adjusted EBITDA: (i) as a factor in evaluating management’s performance when determining incentive compensation, (ii) to evaluate the effectiveness of our business strategies and (iii) because our credit agreement and our indenture use measures similar to Adjusted EBITDA to measure our compliance with certain covenants.

Adjusted EBITDA has limitations as an analytical tool. Some of these limitations are:

•	Adjusted EBITDA does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•

Adjusted EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debts; although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and adjusted EBITDA does not reflect any cash requirements for such replacements; non-cash compensation is and will remain a key element of our overall long-term incentive compensation package, although we exclude it as an expense when evaluating our ongoing operating performance for a particular period; Adjusted EBITDA does not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of our ongoing operations; and other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

Because of these limitations, Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only supplementally.

	For the Year Ended December 31,
	2011*	2010	2009
	(in thousands)
Net income attributable to iGATE Corporation	$51,468	$51,755	$28,575
Adjustments:
Depreciation and amortization	38,735	9,014	7,582
Interest expenses	50,608	108	98
Income tax expense	24,218	5,939	585
Noncontrolling interest	8,586	—	—
Other income, net	(15,894)	(5,171)	(4,376)
Foreign exchange (gain)/loss	(13,076)	377	7,508
Stock-Based Compensation	10,737	6,651	5,150
Acquisition expenses	10,914	3,749	—
Delisting expenses	997	—	—
Severance expenses	6,164	—	—

Adjusted EBITDA (a non-GAAP measure)	$173,457	$72,422	$45,122

*	Includes Patni Balances since May 16, 2011

The company presents the non-GAAP financial measure Adjusted EBITDA because, management uses this measure to monitor and evaluate the performance of the business and believes the presentation of this measure will enhance the investors’ ability to analyze trends in the business and evaluate our underlying performance relative to other companies in the industry.

Liquidity and Capital Resources

Cash from Operations

Our largest source of operating cash flows is cash collections from our customers for different information technology services we render under various Statements of Work (SOWs). Our primary uses of cash from operating activities are for personnel related expenditures, leased facilities and taxes.

Net cash provided by operating activities increased in fiscal 2011 and 2010 primarily due to higher net income adjusted for depreciation, amortization of intangible assets and stock-based compensation in each of these periods. These increases in fiscal 2011 and 2010 were partially offset by certain unfavorable changes in working capital, primarily increases in accounts receivable and unbilled revenues resulting from increases in revenues during the fourth quarters of 2011 and 2010, respectively, in comparison to the prior years. Our working capital may be impacted by some of the aforementioned factors in future periods, certain amounts and timing of which are variable.

Investing Activities

Cash used in investing activities for the year ended December 31, 2011 was $1.2 billion, $11.6 million and $41.7 million for the year ended December 31, 2011, 2010 and 2009, respectively.

On May 12, 2011, we completed the Patni Acquisition for net cash consideration of $1.2 billion.

During the year ended December 31, 2010, we sold one of our office buildings located in Bangalore, India and some of our furniture and office equipments at office located in Hyderabad, India for a consideration of $3.0 million. The capital expenditure incurred was $21.4 million, $16.8 million and $13.2 million for the years ended December 31, 2011, 2010 and 2009, respectively. Significant portions of capital expenditures in all the three years presented were due to expansion of our campus located in offshore centers in India.

Our investment portfolio and other investments increased by $10.1 million for the year ended December 31, 2011 as compared to a decrease of $1.1 million for the year ended December 31, 2010 and an increase of $28.3 million for the years ended December 31, 2009. The decrease in investments during 2010 was due to the Patni Acquisition plans.

Financing Activities

Cash provided by financing activities was $1.1 billion for the year ended December 31, 2011 as compared to the usage of $13.3 million and $4.3 million for the years ended December 31, 2010 and 2009, respectively.

Dividends paid amounted to $14.5 million and $6.0 million for the years ended December 31, 2010 and 2009, respectively. No dividends were paid during the current period, as the Board of Directors decided to retain the 2010 profits for funding the Patni Acquisition. The net proceeds from exercise of employee stock options was $0.7 million, $2.1 million and $2.0 million for the years ended December 31, 2011, 2010 and 2009, respectively.

On February 1, 2011, we issued Series B Preferred Stock amounting to $210 million and an additional $120 million on May 9, 2011. Proceeds from such issuance, net of related costs of $3.4 million, amounted to $326.6 million. Proceeds from the sale of the Series B Preferred Stock were used to finance the Patni Acquisition.

On February 21, 2011, we entered into an arrangement with Standard Chartered Bank for an unsecured revolving working credit facility of $70 million, renewable on an annual basis. As of December 31, 2011, we had borrowed $52.0 million under this line of credit at an effective interest rate of 1.07%.

On April 29, 2011, we issued $770 million ($737 million, net of commitment, placement and other financing and professional fees) aggregate principal amount of 9.0% Senior Notes due 2016 (“Notes”) in a private placement for financing a portion of the Patni Acquisition. The Notes require semi-annual interest payments on May 1 and November 1. Proceeds from the issue were used to finance the Patni Acquisition. We paid interest of $35.0 million on November 1, 2011.

On May 10, 2011, we entered into an arrangement with DBS Bank Ltd., Singapore, as administrative agent for the Lenders and DBS Bank Ltd., Bangalore Branch, as lead arranger, for Revolving Credit Commitments, an unsecured revolving working credit facility of $50 million, maturing on May 16, 2016. As of December 31, 2011, we had borrowed $5.0 million under this line of credit at an effective interest rate of 3.2%.

Our cash, cash equivalents and short-term investments were $430.0 million, $139.8 million and $96.8 million as of December 31, 2011, 2010 and 2009, respectively. We believe that cash generated from operations along with the unutilized line of credit arrangements will be adequate to meet our reasonable foreseeable operating liquidity requirements.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2011:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in thousands)
Operating lease obligations	$15,498	$6,134	$8,095	$1,269	$—
Capital lease obligations	1,091	378	584	129	—
Purchase obligations	3,150	3,150	—	—	—
Senior notes	770,000	—	—	770,000	—
Line of credit	57,000	57,000	—	—	—
Interest payments due on senior notes	11,550	11,550	—	—	—

Total	$858,289	$78,212	$8,679	$771,398	$—

Our primary future cash requirements will be to fund working capital, debt service, capital expenditures, and benefit obligations. In addition to our working capital requirements, we expect our primary cash requirements for 2012 to be as follows:

•

Debt service — We expect to make payments of approximately $69.3 million during 2012 for interest associated with senior notes. We do not foresee the need to repatriate earnings of foreign subsidiaries in order to make our scheduled debt payments.

•

Capital expenditures — We expect to spend approximately $60.3 million for new and existing facility expansion, new hardware and software during 2012. We will fund the entire capital expenditures through a combination of available cash reserves and short term investments and expect to fund the costs of future expansion through our net cash flows provided by operations and ADS net proceeds at Patni.

We and our subsidiaries may from time to time seek to retire or purchase our outstanding debt (including publicly issued debt) through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions, by tender offer or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Future Sources of Liquidity

We expect our primary source of cash to be positive net cash flows provided by operating activities. Further, we continue to focus on cost reductions and have initiated steps during 2011 to reduce overheads and provide cash savings. The Company currently has two revolving credit facilities providing for borrowings of up to an aggregate of $120 million subject to certain contractual limitations. At December 31, 2011, we had borrowed $57 million under the revolving credit facilities. Both revolving credit facilities include other conditions that, if not complied with, could restrict our availability to borrow.

For more information on the revolving credit facilities and the restrictions on borrowing there under, please refer to Note 4 Line of Credit and Note 5, Senior Notes to our audited consolidated financial statements included elsewhere in this Form 10-K.

In order to meet our cash needs we may, from time to time, repatriate the earnings of our foreign subsidiaries, borrow under our credit facilities or issue long term or short-term debt or equity, if the market and our credit facilities and the indentures governing our notes permit us to do so. We regularly evaluate market conditions, our liquidity profile, and various financing alternatives for opportunities to enhance our capital structure. If market conditions are favorable, we may refinance our existing debt or issue additional securities.

On November 29, 2010, iGATE filed with the SEC the second amendment to a registration statement on Form S-3 (as it may be amended from time to time, the “registration statement”) relating to a proposed follow-on public offering of 10 million shares of its common stock, 6 million shares offered by its selling shareholders and $100 million of debt securities. This document shall not constitute an offer to sell or the solicitation of any offer to buy nor shall there be any sale of those securities in any State in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such State. Further, there is no way to predict whether or not we will be successful in completing the offering as contemplated and if it is successful, we cannot be certain if, or how much of, the net proceeds will be used for the purposes identified above. If we do not generate sufficient cash from operations, face unanticipated cash needs such as the need to fund significant strategic acquisitions or do not otherwise have sufficient cash and cash equivalents, we may need to incur additional debt or issue additional equity.

Based on past performance and current expectations, we believe that our existing cash and cash equivalents and short-term investments of $430 million as of December 31, 2011, and future cash provided by operating activities will be sufficient to meet our future cash requirements described above. Our ability to meet these requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Debt Service Obligations

As a result of the acquisition of Patni, our level of indebtedness increased. As of December, 31, 2011, principal payments due under our indebtedness were $827 million, excluding capital lease obligations of $1 million. Our interest expense for the year 2011 was $50.6 million, and includes $11.6 million of accrued interest expense.

Our leverage requires that a substantial portion of our cash flows from operations be dedicated to the payment of principal and interest on our indebtedness. We continually monitor our exposure to the risk of increased interest rates as portions of our borrowings under our credit facilities are at variable rates of interest.

The Company has made all scheduled payments timely under the indenture governing its senior notes, and the revolving facilities.

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

Recently Issued Accounting Standards

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1.21 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Factors

We are exposed to market risks from adverse changes in foreign exchange rates, interest rates, especially the Indian Rupee (“Rupee”). We do not engage in speculative or leveraged transactions, nor do we hold or issue financial instruments for trading purposes.

Foreign Exchange Rate Sensitivity

Our cash flow and earnings are subject to fluctuations due to exchange rate variation between the Rupee and USD, CAD, JPY, EUROs and GBP. This foreign currency risk exists based upon the nature of the subsidiary operations namely iGATE Global and Patni. For example, the majority of the revenue that the Company derives from Patni’s operations originates from services provided to two customers in the United States and Canada. This results in an inherent foreign currency risk between USD, CAD and Rupee exchange rates.

We attempt to limit our exposure to changing Rupee rates mainly through financial market transactions. These transactions may include entering into forward or option contracts to hedge existing exposures. The instruments are used to reduce risk by essentially creating offsetting currency exposures. The following table presents information related to foreign currency contracts held by the Company (in thousands):

	As of December 31, 2011
Currency	Amount (Local Currency)	Amount (USD)
US Dollar contracts	372,850	$372,850
CAD contracts	24,550	24,037
JPY contracts	75,000	969
EURO contracts	1,650	2,135
GBP contracts	13,390	20,689

		$420,680

Interest Rate Sensitivity

The Company is exposed to changes in interest rates primarily as a result of long-term and short-term debt. The nature and amount of the Company’s long-term and short-term debt can be expected to vary as a result of future business requirements, market conditions and other factors.

Effect of Hypothetical 10% Fluctuation In Market Prices

Our primary net foreign currency exposure is the Indian Rupee. The fair value of foreign exchange contracts are subject to changes in foreign currency exchange rates.

As of December 31, 2011, the potential gain or loss in the fair value of the Company’s outstanding foreign currency contracts assuming hypothetical 10%, 5%, 2% and 1% fluctuations in currency rates would be approximately (in millions):

	Valuation given X% decrease in Rupee / USD rate				Fair Value as of December 31, 2011	Valuation given X% increase in Rupee / USD rate
	(10%)	(5%)	(2%)	(1%)		1%	2%	5%	10%
Rupee to USD rate	47.79	50.45	52.04	52.57	53.10	53.64	54.17	55.76	58.42
Derivative Instruments	$31.3	$4.9	$(9.7)	$(14.4)	$(18.9)	$(23.4)	$(27.8)	$(40.5)	$(60.0)

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

The Financial Statements and Supplementary Data required by this item are filed as part of this Form 10-K. See Index to Consolidated Financial Statements on page 58 of this Form 10-K.

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

The Company’s Consolidated Financial Statements for the year ended December 31, 2011 have been audited by Ernst & Young, an Independent Registered Public Accounting Firm, whose report thereon appears on page 59 of this Form 10-K.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of iGATE Corporation

We have audited the accompanying consolidated balance sheets of iGATE Corporation as of December 31, 2011 and 2010 and the related consolidated statements of income, equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2011. These consolidated financial statements are the responsibility of iGATE’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of iGATE Corporation at December 31, 2011 and 2010 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), iGATE Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young

Gurgaon, India

March 14, 2012

iGATE CORPORATION

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	December 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$75,440	$67,924
Short-term investments	354,528	71,915
Accounts receivable, net	172,711	37,946
Unbilled revenues	45,223	13,893
Prepaid expenses and other current assets	18,752	5,380
Prepaid income taxes	8,341	—
Deferred tax assets	20,574	5,422
Foreign exchange derivative contracts	277	794
Receivable from Mastech Holdings Inc.	187	140

Total current assets	696,033	203,414

Deposits and other assets	32,102	5,443
Prepaid income taxes	18,481	—
Property and equipment, net	175,672	52,950
Leasehold land	90,339	—
Deferred tax assets	30,456	10,117
Goodwill	511,060	31,741
Intangible assets, net	160,706	1,378

Total assets	$1,714,849	$305,043

LIABILITIES, PREFERRED STOCK AND EQUITY
Current liabilities:
Accounts payable	$7,857	$3,291
Line of credit	57,000	—
Accrued payroll and related costs	71,913	19,709
Other accrued liabilities	77,988	31,354
Accrued income taxes	3,993	715
Foreign exchange derivative contracts	12,471	—
Deferred revenue	22,412	667

Total current liabilities	253,634	55,736
Other long-term liabilities	4,610	1,251
Senior notes	770,000	—
Foreign exchange derivative contracts	6,739	—
Accrued income taxes	17,672	—
Deferred tax liabilities	58,992	—

Total liabilities	1,111,647	56,987

Commitments and Contingencies (Note 25)
Series B Preferred stock, without par value: 480,000 shares authorized; 330,000 shares issued and outstanding as of December 31, 2011	349,023	—
iGATE Corporation shareholders’ equity:
Preferred shares, without par value: 19,520,000 and 20,000,000 shares authorized as of December 31, 2011 and 2010, respectively; 1 share held in treasury	—	—
Common shares, par value $0.01 per share:
700,000,000 shares and 100,000,000 shares authorized as of December 31, 2011 and 2010, respectively; 57,696,430 and 57,216,747 shares issued as of December 31, 2011 and 2010, respectively; 56,706,328 and 56,226,645 shares outstanding as of December 31, 2011 and 2010, respectively	577	572
Common shares held in treasury, at cost, 990,102 shares	(14,714)	(14,714)
Additional paid-in capital	201,281	188,389
Retained earnings	104,493	75,474
Accumulated other comprehensive loss	(214,641)	(1,665)

Total iGATE Corporation shareholders’ equity	76,996	248,056
Noncontrolling interest	177,183	—

Total equity	254,179	248,056

Total liabilities, preferred stock and equity	$1,714,849	$305,043

See accompanying notes

iGATE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(dollars and shares in thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009
Revenues(1)	$779,646	$280,597	$193,099
Cost of revenues (exclusive of depreciation and amortization)	483,504	167,906	117,693

Gross margin	296,142	112,691	75,406
Selling, general and administrative	151,497	50,669	35,433
Depreciation and amortization	38,735	9,014	7,582

Income from operations	105,910	53,008	32,391
Interest expense	(50,608)	(108)	(69)
Foreign exchange gain (loss), net	13,076	(377)	(7,508)
Other income, net	15,894	5,171	4,346

Income before income taxes	84,272	57,694	29,160
Income tax expense	24,218	5,939	585

Net income	60,054	51,755	28,575
Less: Net income attributable to the non-controlling interest	8,586	—	—

Net income attributable to iGATE Corporation	51,468	51,755	28,575
Accretion to preferred stock	302	—	—
Preferred dividend	22,147	—	—

Net income attributable to iGATE Corporation common shareholders	$29,019	$51,755	$28,575

Distributed earnings per share:
Common stock	$—	$0.26	$0.11
Unvested restricted stock	$—	$0.26	$0.11
Participating preferred stock	$1.28	$—	$—
Basic earnings per share:
Common stock	$0.39	$0.92	$0.52
Unvested restricted stock	$0.39	$0.92	$0.52
Participating preferred stock	$1.67	$—	$—
Diluted earnings per share	$0.38	$0.90	$0.51

1. Includes the following related party amounts:

Revenue	$949	$835	$1,088

See accompanying notes

iGATE CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME (LOSS)

	Common Stock		Series A Preferred Shares	Additional Paid-in Capital	Retained earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total Equity- iGATE	Noncontrolling interest	Total Equity
	Shares	Par Value
	(Dollars in thousands)
Balance, December 31, 2008.	54,166,927	$551	—	$173,198	$15,613	$(14,714)	$(28,576)	$146,072	$—	$146,072
Exercise of stock options, including tax benefit recognized of $0.1 million	969,180	10	—	1,894	—	—	—	1,904	—	1,904
iGATE stock-based compensation expense	—	—	—	5,186	—	—	—	5,186	—	5,186
Cash dividend declared on common stock (per share $0.11)	—	—	—	—	(5,960)	—	—	(5,960)	—	(5,960)
Comprehensive income:
Unrealized gain on foreign exchange derivative contracts, net of tax $nil	—	—	—	—	—	—	8,890	8,890	—	8,890
Unrealized loss on investments, net of tax $nil	—	—	—	—	—	—	(749)	(749)	—	(749)
Actuarial loss relating to defined benefit plan, net of tax $nil	—	—	—	—	—	—	(183)	(183)	—	(183)
Currency translation adjustment.	—	—	—	—	—	—	7,583	7,583	—	7,583
Net income	—	—	—	—	28,575	—	—	28,575	—	28,575

Comprehensive income								44,116

Balance, December 31, 2009	55,136,107	$561	—	$180,278	$38,228	$(14,714)	$(13,035)	$191,318	$—	$191,318

Exercise of stock options, including tax benefit recognized of $0.3 million	670,371	7	—	2,424	—	—	—	2,431	—	2,431
Vesting of restricted stock awards	420,167	4	—	—	—	—	—	4	—	4
Payment of withholding taxes related to restricted stock	—	—	—	(964)	—	—	—	(964)	—	(964)
iGATE stock-based compensation expense	—	—	—	6,651	—	—	—	6,651	—	6,651
Cash dividend declared on common stock (per share $0.26).	—	—	—	—	(14,509)	—	—	(14,509)	—	(14,509)
Comprehensive income:
Unrealized gain on foreign exchange derivative contracts, net of tax $nil	—	—	—	—	—	—	2,088	2,088	—	2,088

iGATE CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME (LOSS) – Continued

	Common Stock		Series A Preferred Shares	Additional Paid-in Capital	Retained earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total Equity- iGATE	Noncontrolling interest	Total Equity
Unrealized gain on investments, net of tax $nil.	—	—	—	—	—	—	1,060	1,060	—	1,060
Actuarial loss relating to defined benefit plan, net of tax $nil	—	—	—	—	—	—	(101)	(101)	—	(101)
Currency translation adjustment	—	—	—	—	—	—	8,323	8,323	—	8,323
Net income	—	—	—	—	51,755	—	—	51,755	—	51,755

Comprehensive income								63,125

Balance, December 31, 2010	56,226,645	$572	—	$188,389	$75,474	$(14,714)	$(1,665)	$248,056	$—	$248,056

Exercise of stock options, including tax benefit recognized of $0.6 million	169,603	2	—	1,337	—	—	—	1,339	—	1,339
Vesting of restricted stock awards	310,080	3	—	—	—	—	—	3	—	3
Stock-based compensation expense	—	—	—	7,447	—	—	—	7,447	—	7,447
Exercise of subsidiary stock options	—	—	—	813	—	—	—	813	—	813
Subsidiary stock-based compensation expense	—	—	—	3,295	—	—	—	3,295	—	3,295
Purchase acquisition	—	—	—	—	—	—	—	—	211,876	211,876
Comprehensive loss:
Unrealized loss on foreign exchange derivative contracts, net of tax $8,980	—	—	—	—	—	—	(19,295)	(19,295)	(3,617)	(22,912)
Unrealized gain on investments, net of tax $266	—	—	—	—	—	—	1,505	1,505	483	1,988
Actuarial gain relating to defined benefit plan, net of tax $4	—	—	—	—	—	—	166	166	31	197
Currency translation adjustment	—	—	—	—	—	—	(195,352)	(195,352)	(40,176)	(235,528)
Net income	—	—	—	—	29,019	—	—	29,019	8,586	37,605

Comprehensive loss								(183,956)

Balance, December 31, 2011	56,706,328	$577	—	$201,281	$104,493	$(14,714)	$(214,641)	$76,996	$177,183	$254,179

See accompanying notes

iGATE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$60,054	$51,755	$28,575
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	38,735	9,014	7,582
Stock based compensation	10,742	6,651	5,150
Write off of software implementation costs	1,196	—	—
Provision for lease termination	446	—	—
Realized gain on investments	(3,304)	(3,014)	(2,382)
Provision (recovery) of doubtful debts	1,055	(440)	268
Deferred gain (loss) on settled derivatives	(20,207)	—	—
Deferred income taxes	(4,454)	(6,506)	(4,657)
Loss (gain) on sale of property and equipment	51	(1,370)	(16)
Gain on sale of investments in affiliate	—	(568)	—
Deferred rent	24	(21)	112
Amortization of debt issuance costs	3,655	—	—
Tax benefits related to stock option exercises	630	341	(78)
Other	(149)	—	—
Changes in working capital items, net of effects from acquisition:
Accounts receivable and unbilled revenues	(19,895)	(16,535)	7,958
Prepaid expenses and other current assets	470	(643)	389
Accounts payable	6,711	916	67
Accrued and other liabilities	5,194	21,954	973
Restructuring reserve	—	(101)	(170)
Deferred revenue	1,534	(266)	118

Net cash flows provided by operating activities	82,488	61,167	43,889

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(21,439)	(16,844)	(13,153)
Proceeds from sale of property and equipment	305	3,280	16
Purchases of available-for-sale investments	(565,807)	(145,760)	(58,988)
Proceeds from maturities and sale of available-for-sale investments	555,726	146,829	30,714
Receipts from (payments for) lease deposits	2,211	338	(307)
Proceeds from sale of investments in affiliate	—	568	—
Payment for acquisition, net of cash acquired	(1,168,404)	—	—

Net cash flows used in investing activities	(1,197,408)	(11,589)	(41,718)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(355)	(221)	(172)
Proceeds from line of credit	57,000	—	—
Proceeds from sale of preferred stock, net of issuance costs	326,574	—	—
Proceeds from debt issuance	770,000	—	—
Payment of debt issuance costs	(33,456)	—	—
Dividends paid	—	(14,509)	(5,960)
Purchase of subsidiary’s stock	—	(45)	(62)
Proceeds from exercise of stock options	709	2,083	2,009
Proceeds from exercise of subsidiary stock options	813	—	—
Payment of withholding taxes related to restricted stock	—	(964)	—
Tax benefits (expense) related to stock option exercises	630	341	(78)

Net cash flows provided by (used in) financing activities	1,121,915	(13,315)	(4,263)

Effect of exchange rates changes on cash and cash equivalents	521	2,096	779

Net change in cash and cash equivalents	7,516	38,359	(1,313)
Cash and cash equivalents, beginning of year	67,924	29,565	30,878

Cash and cash equivalents, end of year	$75,440	$67,924	$29,565

SUPPLEMENTAL DISCLOSURE:
Cash payment for income taxes	$31,945	$6,974	$6,006
Cash payment of interest expense	$35,708	$110	$52

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capitalized leases	$430	$335	$233

See accompanying notes

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

1.	Company Overview and Summary of Significant Accounting Policies

1.1	Company Overview

iGATE Corporation (“iGATE” or the “Company”) is one of the leading providers of Information Technology (“IT”) and IT-enabled operations offshore outsourcing solutions services to large and medium-size organizations. iGATE provides end-to-end business solutions that leverage technology thus enabling its clients to enhance business performance.

On May 12, 2011, the Company through two of its wholly-owned subsidiaries, Pan-Asia iGATE Solutions (“Pan Asia”), and iGATE Global Solutions Limited (“iGATE Global”) (together with Pan Asia, the “Purchasers”) completed the acquisition of a majority stake in Patni Computer Systems Limited (the “Patni Acquisition”). Patni Computer Systems Limited (“Patni”) is a company incorporated in India under the Indian Companies Act, 1956. Patni is engaged in IT consulting, software development and business process outsourcing (“BPO”).

1.2	Basis of Preparation of Financial Statements and Principles of Consolidation

The accompanying financial data has been prepared by us in accordance with U.S. generally accepted accounting principles (“GAAP”).

The accompanying financial statements have been prepared on a consolidated basis and reflect the financial statements of iGATE and all of its subsidiaries that are more than 50% owned or controlled. When the Company does not have a controlling interest in an entity, but exerts a significant influence on the entity, the Company applies the equity method of accounting and are initially recorded at cost. All inter-company transactions and balances are eliminated in consolidation.

1.3	Use of estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant items subject to such estimates and assumptions include the useful lives of property and equipment, carrying amount of property and equipment, intangibles and goodwill, valuation allowance for receivables and deferred tax assets, valuation of derivative instruments, valuation of share-based compensation, assets and obligations related to employee benefits, income tax uncertainties and other contingencies and commitments. Management believes that the estimates used in the preparation of the consolidated financial statements are prudent and reasonable. Although these estimates are based upon management’s best knowledge of current events and actions, actual results could differ from these estimates. Appropriate changes in estimates are made as management become aware of changes in circumstances surrounding the estimates. Changes in estimates are reflected in the financial statements in the period in which changes are made and, if material, their effects are disclosed in the notes to the consolidated financial statements.

1.4	Revenue Recognition

The Company derives its revenues primarily from IT services and to a lesser extent from BPO services. Revenue is recognized when there is persuasive evidence of a contractual arrangement with customers, services have been rendered, the fee is fixed or determinable and collectability is reasonably assured. The Company has concluded that it has persuasive evidence of an arrangement when it enters into an agreement with its clients with terms and conditions which describe the services and the related payments are legally enforceable.When the

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

terms of the agreement specify service level parameters that must be met, the Company monitors such service level parameters and determines if there are any service credits or penalties which need to be accounted for. Revenue is recognized net of any service credits that are due to a client and net of applicable taxes and includes reimbursements of out-of-pocket expenses, with the corresponding cost for out-of-pocket expenses included in cost of revenue.

IT services are provided either on a fixed price, fixed time frame or on a time and material basis. Revenue with respect to time-and-material contracts is recognized as the related services are performed. Time-and-material contracts typically bill at an agreed upon hourly or daily rate. The Company’s fixed price contracts include application maintenance and support services, on which revenue is recognized ratably over the term of maintenance. Revenue related to fixed-price contracts that provide for highly complex information technology application development services are recognized as the services are performed using the percentage of completion method with input (cost to cost) method while contracts that do not provide for highly complex information technology development services are recognized as the services are performed using proportional performance basis with input (efforts expended) method. The Company considers the input method to be the best available measure of progress on these contracts as there is a direct relationship between input and productivity. Costs are recorded as incurred over the contract period. Provisions for estimated losses, if any, on uncompleted contracts are recorded in the period in which such losses become probable based on the current contract estimates.

Revenues from BPO services are derived from both time-based and transaction-priced contracts. Revenue from these contracts are recognized on rendering of the services as per the terms of the contract.

Unbilled revenue represents revenue recognized in excess of amounts billed. These amounts are billed after the milestones specified in the agreement are achieved. Billing done during the reporting period in excess of revenue recognized or billing done in advance is recorded as deferred revenue until the revenue recognition criteria is met.

Direct and incremental contract origination and set up costs incurred in connection with support/maintenance service arrangements are charged to expense as incurred. These costs are deferred only in situations where there is a contractual arrangement establishing a customer relationship for a specified period. The costs to be deferred are limited to the extent of future contractual revenues. Further, revenue attributable to set up activities is deferred and recognized systematically over the periods that the related fees are earned, as services performed during such period do not result in the culmination of a separate earnings process.

The Company grants volume discounts to certain customers, which are computed based on a pre-determined percentage of the total revenues from those customers during a specified period, as per the terms of the contract. These discounts are earned only after the customer has provided a specified cumulative level of revenues in the specified period. The Company reports revenues net of discounts offered to customers. The Company estimates the total number of customers that will ultimately earn these discounts, based on which a portion of the revenue on the related transactions is allocated to the services that will be delivered in the future.

Warranty costs on sale of services are accrued based on management’s estimates and historical data at the time related revenues are recorded.

1.5	Cash and cash equivalents

The Company classifies all highly liquid investments, including fixed term deposits, with original maturity at the date of purchase of three months or less and that are readily convertible to known amounts of cash to be cash equivalents.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

1.6	Investments

Management determines the appropriate classification of investment securities at the time of purchase and re-evaluates such designation at each balance sheet date. As of December 31, 2011 and 2010, investment securities were classified as available-for-sale (short-term investments). The investment securities classified as available-for-sale consists of units of liquid and fixed maturity mutual funds and other investments. Other investment primarily consists of certificate of deposit with banks, which are carried at fair value and non convertible debentures. The investments that are expected to be realized in cash within one year, but do not otherwise qualify as cash equivalents, are classified as short-term investments. The investments that are not expected to be realized in cash within one year are classified as other investments and disclosed as part of “Deposits and other assets” in balance sheet.

The Company accounts for its investments in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 320, “Accounting for Certain Investments in Debt and Equity Securities”. These investments are considered available for sale and are recorded at fair value, with the unrealized gains or losses, net of tax, reported as a component of accumulated other comprehensive income in the consolidated statement of equity and comprehensive income (loss). The unrealized gain or loss is the difference between the Company’s original cost for an investment and the investment’s fair value at each reporting period. The fair values represent either the quoted market prices for the investments at balance sheet date where available or Net Asset Value (“NAV”) as stated by the issuers of these mutual fund units in the published statements. NAVs represent the price at which the issuer will issue further units in the mutual fund and the price at which the issuer will redeem such units from the investors. Accordingly, such NAV are analogous to fair market value with respect to these investments as transactions of these mutual funds are carried out at such prices between investors and the issuers of these units of mutual funds. Fair value of investments in certificate of deposits, classified as available for sale, is determined using observable market inputs.

Realized gains and losses, and decline in value judged to be other than temporary on available-for-sale securities are included in the consolidated statements of income. The cost of securities sold or disposed is determined on average cost basis.

1.7	Accounts Receivable

The Company extends credit to clients based upon management’s assessment of their creditworthiness. Accounts receivable are recorded at the invoiced amount and do not bear interest.

1.8	Allowance for Uncollectible Accounts

Accounts receivable are reviewed periodically to determine the probability of loss. The allowance for uncollectible accounts or doubtful debts is determined using the combination of the specific identification method for balances deemed uncollectible, as well as judgments made by the Company based upon historical and expected collection experience.

1.9	Property and equipment

Property and equipment are stated at cost. The Company provides for depreciation using the straight-line method over the estimated useful lives. Upon disposal, assets and related accumulated depreciation are removed from the Company’s accounts and the resulting gains and losses are reflected in other income, net in the Consolidated Statements of Income. Improvement and betterments that extend the useful life of an asset are capitalized and depreciated over the remaining useful life of the related asset.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

Leased capital assets are recorded at the lower of the fair value of the leased property or the present value of the minimum lease payments during the lease term and depreciated over their useful life or the lease term whichever is shorter. The depreciation on the same is disclosed as part of the accumulated depreciation on property and equipment.

The estimated useful lives of assets are as follows:

Building	25 – 40 years
Computer equipment	1.5 -3 years
Furniture and fixtures	5 years
Vehicles	5 years
Leasehold improvements	Shorter of the life of the improvement or lease term ranging from 3 to 10 years
Leased capital assets	Shorter of the life of the leased asset or lease term

Advances paid towards the acquisition of property and equipment and the cost of property and equipment not put to use before the balance sheet date are disclosed under the caption capital work-in-progress in Note 11.

Property and equipment are reviewed for impairment if indicators of impairment arise. There were no impairment charges related to property and equipment recognized during the years ended December 31, 2011, 2010 and 2009.

Software that has been purchased is included in property and equipment and is amortized using the straight-line method over two to five years.

1.10	Accounting for leases

The Company leases its delivery centers and office facilities under operating lease agreements that are renewable on a periodic basis at the option of the lessor and the lessee. The lease agreements contain rent free periods and rent escalation clauses. Lease payments under operating leases are recognized as an expense on a straight-line basis over the lease term.

The Company procures certain networking components, office equipments and vehicles under financing lease arrangement. The lease classification and accounting of the finance lease is accounted for in accordance with FASB ASC Topic 840 “Accounting for Leases”. The lower of the fair value of the leased property or the present value of the minimum lease payment is capitalized as an asset with a corresponding liability and depreciated on a straight-line basis over the lease term or the estimated useful life of the asset whichever is shorter.

1.11	Goodwill and intangible assets

The Company accounts for its business combinations under the acquisition method of accounting. Intangible assets acquired in a business combination are recognized and reported separately from goodwill. Goodwill represents the cost of the acquired businesses in excess of the fair value of identifiable tangible and intangible net assets purchased. We review goodwill for impairment annually and whenever events or changes in circumstances such decline in operating results, business plans and future cash flows indicate its carrying value may not be recoverable.

The provisions of ASC 350 requires that recoverability of goodwill be evaluated using a two-step process. Under the first step, the estimated fair value of the reporting unit in which the goodwill resides is compared with

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

its carrying value of the assets and liabilities (including goodwill). If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the step two of the impairment test (measurement) is performed. Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in a business combination. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

The fair values used in this evaluation are estimated based upon the market capitalization adjusted for a control premium and discounted future cash flow analysis. The discounted future cash flow analysis is based upon a number of estimates and assumptions including operating results and business plans. The Company has applied a control premium of 20% which was arrived at based on historical acquisition trends of listed companies in India. The Company performs its annual impairment review of goodwill on November 30, and when a triggering event occurs between annual impairment tests. Based on the results of its annual impairment tests, the Company determined that no impairment of goodwill existed as of December 31, 2011, and 2010.

Intangible assets are initially valued at fair market value using generally accepted valuation methods appropriate for the type of intangible asset. Intangible assets with definite lives are amortized over the estimated useful lives and are reviewed for impairment, if indicators of impairment arise such as termination of contracts with customers, restructuring actions or plans or downward revisions to forecasts. The evaluation of impairment is based upon a comparison of the carrying amount of the intangible asset to the estimated future undiscounted net cash flows expected to be generated by the asset. If estimated future undiscounted cash flows are less than the carrying amount of the asset, the asset is considered impaired. The impairment expense is determined by comparing the estimated fair value of the intangible asset to its carrying value, with any shortfall from fair value recognized as an expense in the current period. The estimated fair value is computed based on the forecasted future revenue and cash flows from the customer contracts.

As of December 31, 2011, the definite lived intangible assets predominantly comprise customer relationships arising from the Patni Acquisition and balance relates to intellectual property rights. The estimated useful life of customer relationships and intellectual property rights is 15 years and 0.5 year to 6 years, respectively. Customer relationships and intellectual property rights are amortized over their respective individual estimated useful lives in proportion to the economic benefits consumed in each period (i.e. based on ratio of the undiscounted cashflows for a period to the total estimated undiscounted cashflows). The estimated useful life of an identifiable intangible asset is based on a number of factors including the effects of obsolescence, demand, competition and other economic factors (such as the stability of the industry, and known technological advances) and the level of maintenance expenditures required to obtain the expected future cash flows from the asset.

1.12	Foreign currency

The consolidated financial statements are reported in U.S. Dollars, which is the Company’s functional currency. The functional currency for foreign subsidiaries is their respective local currency. The translation of the functional currencies of the respective subsidiaries into U.S. Dollars is performed for balance sheet accounts using the exchange rates in effect as of the balance sheet date and for revenues and expense accounts using an average exchange rate prevailing during the respective period. The gains or losses resulting from such translation are reported under accumulated other comprehensive income (loss) as a separate component of equity.

Monetary assets and liabilities of each subsidiary denominated in currencies other than the subsidiary’s functional currency are translated into the respective functional currency at the rates of exchange prevailing at the balance sheet date and gains or losses are recorded in the income statement.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

1.13	Earnings per share

The Company computes earnings per share in accordance with FASB ASC Topic 260 “Earnings per Share” and FASB ASC Topic 260-10-45 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. Basic earnings per share for different classes of stock (common stock, unvested restricted stock and Series B Preferred Stock) is calculated by dividing net income available to each class by the weighted average number of shares outstanding for each class. Diluted earnings per share is computed using the weighted average number of common stock, unvested restricted stock plus the potentially dilutive effect of common stock and Series B Preferred Stock equivalents.

1.14	Income taxes

Income taxes are accounted for using the liability method as described in FASB ASC Topic 740-10, “Accounting for Income Taxes”. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of changes in tax rates on deferred tax assets and liabilities is recognized as income or expense in the period that includes the enactment date. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits of which future realization is not more likely than not. Changes in valuation allowance from period to period are reflected in the income statement of the period of change. Tax benefits of deductions earned on exercise of employee stock options in excess of compensation charged to earnings are credited to additional paid in capital. Deferred taxes are not provided on the undistributed earnings of non-U.S. subsidiaries as it is expected that the earnings of the foreign subsidiaries will be indefinitely reinvested.

FASB ASC Topic 740, “Accounting for Income Taxes”, on the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements, prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Recognized income tax positions are measured at the largest amount that has a greater than 50% likelihood of being realized. Changes in recognition or measurement are reflected in the period in which one change in judgment occurs.

1.15	Derivative instruments and hedging activities

The Company enters into foreign currency forward and option contracts (“derivative contracts”) to mitigate and manage the risk of changes in foreign exchange rates on inter-company and end customer accounts receivables and forecasted sales and inter-company transactions. The Company hedges anticipated sales transactions that are subject to foreign exchange exposure with derivative contracts that are designated effective and that qualify as cash flow hedges under ASC Topic 815, “Derivatives and Hedging” (ASC No. 815).

As part of hedge strategy, the Company also enters into derivative contracts which are replaced with successive new contracts up to the period in which the forecasted transaction is expected to occur i.e. (roll-over hedges). In case of rollover hedges, the hedge effectiveness is assessed based on changes in fair value to the extent of changes in spot prices and recorded in accumulated other comprehensive income (loss) until the hedged transactions occur and at that time is recognized in the consolidated statements of income. Accordingly, the changes in the fair value of the contract related to the changes in the difference between the spot price and the forward price (i.e. forward premium/discount) are excluded from assessment of hedge effectiveness and is recognized in consolidated statements of income and are included in foreign exchange gain (loss).

In respect of derivative contracts which hedge the foreign currency risk associated with the both anticipated sales transaction and the collection thereof (dual purpose hedges), the hedge effectiveness is assessed based on

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

overall changes in fair value with the effective portion of gains or losses included in accumulated other comprehensive income (loss). The effective portion of gain or loss attributable to forecasted sales are reclassified from accumulated other comprehensive income (loss) and recognized in consolidated statements of income when the sales transaction occurs. Post the date of sales transaction, the Company reclassifies an amount from accumulated other comprehensive income (loss) to earnings to offset foreign currency translation gain (loss) recorded for the respective receivable during the period. In addition, the Company determines the amount of cost to be ascribed to each period of the hedging relationship based on the functional currency interest rate implicit in the hedging relationship and recognizes this cost by reclassifying it from accumulated other comprehensive income (loss) to consolidated statements of income for recognized receivables based on the pro rata method.

Changes in the fair value of cash flow hedges deemed ineffective are recognized in the consolidated statement of income and are included in foreign exchange gain (loss). The Company also uses derivatives contracts not designated as hedging instruments under ASC No. 815 to hedge intercompany and end customer accounts receivables and other monetary assets denominated in currencies other than the functional currency. Changes in the fair value of these derivatives are recognized in the consolidated statements of income and are included in foreign exchange gain (loss).

In respect of derivatives designated as hedges, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. The Company evaluates hedge effectiveness at the time a contract is entered into as well as on an ongoing basis. If during this time, a contract is deemed ineffective, the change in the fair value is recorded in the consolidated statements of income and is included in foreign exchange gain (loss). In situations in which hedge accounting is discontinued and the derivative remains outstanding, the net derivative gain or loss continue to be reported in accumulated other comprehensive income unless it is probable that the forecasted transaction will not occur by the end of the originally specified time period (as documented at the inception of the hedging relationship) or within an additional two-month period of time thereafter.

1.16	Stock based compensation

FASB ASC Topic 718-10-25 “Accounting for Stock-Based Compensation” requires compensation costs related to share-based transactions, including employee share options, to be recognized in the financial statements based on its fair value. The Company recognizes compensation expense for stock options net of estimated forfeitures which are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation recognized in the Consolidated Statement of Income is based on awards ultimately expected to vest.

The Company has elected to use the Black-Scholes-Merton pricing model to determine the fair value of share-based awards on the date of grant which is recorded as an expense on a straight-line basis over the vesting term.

1.17	Employee benefits

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

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

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

Defined Benefit Plans

Employees in India are entitled to benefits under the Gratuity Act, a defined benefit retirement plan covering eligible employees. The plan provides for a lump-sum payment to eligible employees at retirement, death, and incapacitation or on termination of employment, of an amount based on the respective employee’s salary and tenure of employment. In India, iGATE Global contributes to funds administered and managed by the ICICI Prudential Life Insurance Company Limited and Reliance Life Insurance Company Limited (the “Fund Administrators”) to fund the gratuity liability of its Indian subsidiaries. Under this scheme, the obligation to pay gratuity remains with the Company, although the Fund Administrator administers the scheme.

Patni contributes annually to a gratuity fund administered by Patni through a trust set up for that purpose. All assets of the Patni plan are owned by the trust and comprises of investment in government securities, government securities based mutual funds and other securities.

Current services costs for defined benefit plans are accrued in the period to which they relate. The liability in respect of defined benefit plans is calculated annually by a qualified actuary using the projected unit credit method. The Company recognizes the net funded position of its plans as an asset or liability in the consolidated balance sheets. In measuring the defined benefit obligations, the Company uses discount rates based on yields of high quality fixed income instruments (i.e. yields on high quality corporate bonds) prevailing as at the balance sheet date for the corresponding tenure of the obligations.

1.18	Fair value of financial instruments and concentration of credit risk

The carrying amounts reported in the balance sheets for cash and cash equivalents, short-term investments, accounts and unbilled receivables, other current assets, line of credit, accounts payable, accrued expenses and other current liabilities is at fair value due to the short-term maturity of these items and the variable interest rate on its line of credit borrowings.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments, accounts and unbilled receivables and derivative instruments. By their nature, all such instruments involve risks including credit risks of non-performance by counterparties. A substantial portion of the Company’s cash and cash equivalents are invested with nationally recognized banks located in the United States, Canada, Europe and India. A portion of the funds are also invested in mutual funds, time deposits and non convertible debentures with nationally recognized banks in India. Accounts and unbilled receivables are unsecured and are derived from revenue earned from customers in industries based primarily in the United States, Canada and Europe. The Company monitors the credit worthiness of its customers to whom it grants credit terms in the normal course of its business and of counterparties when it enters into foreign exchange contracts. Management believes there is no significant risk of loss in the event of non-performance of the counterparties to these financial instruments, other than the amounts already provided for in the consolidated financial statements.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

1.19	Commitments and contingencies

Liabilities for loss contingencies arising from claims, tax assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Legal costs incurred in connection with the same are expensed as incurred.

1.20	Advertising cost

Advertising costs incurred during the year have been expensed. The total amount of advertising costs expensed was $1.3 million, $0 and $0 for the years ended December 31, 2011, 2010 and 2009, respectively.

1.21	Recently issued accounting pronouncements

In May 2011, the FASB issued Accounting Standard Update (“ASU”) No. 2011-04-Fair Value Measurement, which amends the fair value measurement guidance and includes some enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The ASU is effective for fiscal years beginning after December 15, 2011. The Company will adopt this ASU in the first quarter of 2012 and is currently evaluating its impact on the financial statements and disclosures.

In June 2011, the FASB issued ASU No. 2011-05–Comprehensive Income, which eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. Instead, an entity will be required to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. The ASU was effective for fiscal years beginning after December 15, 2011. In December 2011, the FASB also issued an amendment to defer the presentation on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for annual and interim financial statements. The implementation of the aforementioned amendment is not expected to have a material impact on our consolidated financial position and results of operations.

In September 2011, the FASB issued ASU No. 2011-08 Intangibles–Goodwill and Others, which is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. An entity can choose to early adopt if its annual test date is before the issuance of the final standard, provided that the entity has not yet performed its 2011 annual impairment test or issued its financial statements. An entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The Company is currently evaluating whether or not to take the option available in the ASU.

In December 2011, the FASB issued an ASU No. 2011-11–Disclosure about Offsetting Assets and Liabilities, which requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The objective of this disclosure is to facilitate comparison between those entities that

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. The ASU is effective for annual and interim period for fiscal years beginning on or after January 1, 2013.The company is currently evaluating this ASU.

2.	Business combination

On May 12, 2011, the Company completed the acquisition of a majority stake in Patni. Patni provides multiple service offerings to its clients across various industries including banking and insurance; manufacturing, retail and distribution; life sciences; product engineering; and communications, media and entertainment and utilities. The various service offerings include application development and maintenance, enterprise software and systems integration services, business and technology consulting, product engineering services, infrastructure management services, customer interaction services and BPO, quality assurance and engineering services. The Company believes that its strategy of a global delivery model and the Patni Acquisition positions it well to provide a greater breadth of services in catering to market needs and opportunities.

The Patni Acquisition involved acquiring 60,091,202 shares or 45.0% of the outstanding share capital from the promoters of Patni (44.4% of the outstanding share capital on a fully diluted basis) and 22,913,948 shares (inclusive of the American Depositary Shares representing 20,161,867 shares) or 17.1% of the outstanding share capital of Patni from General Atlantic Mauritius Limited (16.9% of the outstanding share capital on a fully diluted basis). In accordance with the requirements of the Securities and Exchange Board of India (Substantial Acquisition of Shares and Takeover) Regulations, 1997, as amended, and a tender offer pursuant to the U.S. Securities Exchange Act of 1934, as amended, and the rules and regulations of the U.S. Securities and Exchange Commission, the Purchasers also acquired an additional 27,085,565 shares or 20.3% of the outstanding shares of the Company (20% of the outstanding share capital on a fully diluted basis) through a mandatory open public offer (“MTO”) to the other shareholders of Patni. The Patni Acquisition was valued at approximately $1.24 billion.

The acquisition has been accounted for under the acquisition method of accounting in accordance with Accounting Standards Codification No. 805, “Business Combination”. The total purchase price has been allocated to Patni’s net tangible and intangible assets based on their estimated fair values at the date of acquisition. Since the actual results from May 12, 2011 through May 15, 2011 were not material, for convenience the Company utilized May 15, 2011 as the acquisition date. The purchase price in excess of amounts allocated to net tangible and intangible assets has been recorded as goodwill. The Company does not expect the goodwill recognized to be deductible for income tax purposes. The results of operations of Patni for the period from May 15, 2011 through December 31, 2011 have been included in the Company’s consolidated results for the year ended December 31, 2011. Non controlling interest represents the estimated fair value of the shares (as of the acquisition date) of Patni held by the general public and the fair value of share-based payments that is attributable to pre-combination service as of the date of acquisition amounting to $211.9 million.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

The following table summarizes the allocation of the assets acquired and liabilities assumed (dollars in thousands):

Amount
Property and equipment	$168,608
Intangible assets	196,015
Other assets
Cash and cash equivalents	70,694
Short-term investments	326,034
Accounts receivable	111,251
Unbilled revenues	56,976
Prepaid expenses and other current assets	18,056
Deposits and other assets	118,432
Investment in affiliate	416
Deferred tax liabilities, net	(34,144)
Accounts payable	(4,870)
Accrued expenses	(71,299)
Other accrued liabilities	(32,242)
Accrued income taxes	(11,953)
Deferred revenue	(13,846)
Other long-term liabilities	(21,419)

876,709
Non controlling interest	(211,876)
Goodwill	574,266

Total purchase price	$1,239,099

Patni’s revenues and net income included in the Company’s Statement of Operations for the year ended December 31, 2011 is $479.4 million and $47.3 million, respectively.

The following supplemental pro forma results of operations of the Company for the year ended December 31, 2011 and 2010 assume that the Patni Acquisition occurred at the beginning of the comparable period. The pro forma amounts include certain adjustments, including interest expense, depreciation and amortization expense, income taxes, and dividends on the Series B Preferred Stock, and adjustments for recurring cost savings related to termination of the services of certain employees and vacating certain redundant facilities identified by the management in a formal plan at the date of acquisition (in thousands).

	Year Ended December 31,
	2011	2010
Pro forma revenues	$1,059,403	$982,296
Pro forma net income attributable to iGATE Corporation common shareholders	$51,843	$85,825

3.	Series B Preferred Stock

On January 10, 2011, the Company entered into a securities purchase agreement with an entity to raise equity financing to pay a portion of the cash consideration for the Patni Acquisition. Under the securities purchase agreement, the Company agreed to sell, in a private placement, up to 480,000 shares of newly designated 8.00% Series B Convertible Participating Preferred Stock, no par value per share (the “Series B

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

Preferred Stock”), for an aggregate purchase price of up to $480 million. On February 1, 2011 and May 9, 2011, the Company issued 210,000 shares and 120,000 shares, respectively, of the Series B Preferred Stock for a consideration of $330 million.

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

The Company incurred issuance costs amounting to $3.4 million which have been netted against the proceeds received from the issuance of Series B Preferred Stock. The Series B Preferred Stock is being accreted over a period of six years. The amount accreted during the year ended December 31, 2011 totaled $0.3 million.

The Company is accruing for cumulative dividends at a rate of 8.00% per annum, compounded quarterly. The amount of such dividend accrued during the year ended December 31, 2011 totaled $22.1 million.

4.	Line of credit

On February 21, 2011, iGATE Global entered into an arrangement with a bank for availing an unsecured packing credit facility of $70 million at an annual interest rate of LIBOR plus 195 basis points, renewable on an annual basis. Effective August 2011, the interest rate is LIBOR plus 60 basis points. As of December 31, 2011, the Company had borrowed $52 million under this line of credit at a weighted average interest rate of 1.08%.

On May 10, 2011, the Company entered into a unsecured credit agreement with another bank, as administrative agent for the Lenders and the bank, for Revolving Credit Commitments in an aggregate principal U.S. Dollar Equivalent of $50 million, maturing on May 10, 2016. The proceeds are to be used for working capital and other general corporate purposes. The facility carries an interest rate of LIBOR plus 280 basis points. As of December 31, 2011, the Company had borrowed $5.0 million under this line of credit at an interest rate of 3.2%.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

As of December 31, 2011, Patni has a line of credit facility of $11.5 million with a bank for requirements such as pre and post shipment loan, export bill discounting, overdrafts, working capital demand loans, financial and performance guarantees, etc. This facility bear interest as negotiated with the bank from time to time. The facility is secured by Patni’s accounts receivables and amounts outstanding are payable on demand to the banks on noncompliance of terms and conditions mentioned in the respective facility letter. As of December 31, 2011, Patni has availed performance guarantee facility of $0.8 million and $ 3.8 million as of December 31, 2011 and 2010, respectively.

5.	Senior Notes

On April 29, 2011, the Company sold, $770 million of 9.0% senior notes due May 1, 2016 (the “Notes”) through a private placement exempt from the registration requirements of the Securities Act, pursuant to an Indenture (the “Indenture”) by and among the Company, iGATE Technologies Inc., and the Trustee, as supplemented by the Supplemental Indenture dated as of May 12, 2011, by and among the Company, iGATE Technologies, Inc., iGATE Holding Corporation, iGATE Inc. and the Trustee. The interest is payable semi-annually in cash in arrears on May 1 and November 1 of each year, beginning on November 1, 2011. The Notes are senior unsecured obligations of the Company, guaranteed by the Company’s domestic subsidiaries, as identified in Note 24.

The terms of the Indenture governing the Notes, among other things, limits the ability of the Company and its restricted subsidiaries to (i) incur additional indebtedness or issue certain preferred stock; (ii) pay dividends on, or make distributions in respect of, their capital stock or repurchase their capital stock; (iii) make certain investments or other restricted payments; (iv) sell certain assets; (v) create liens or use assets as security in other transactions; (vi) merge, consolidate or transfer or dispose of substantially all of their assets; and (vii) engage in certain transactions with affiliates. These covenants are subject to a number of important limitations and exceptions that are described in the Indenture. The Indenture also contains certain financial covenants relating to Consolidated Priority Debt Leverage Ratio and a Fixed Charge Coverage Ratio that the Company is required to comply with, when any of the above events occur. As of December 31, 2011, no such events have occurred.

At any time prior to May 1, 2014, the Company may redeem the Notes in whole or in part, at its option, at a redemption price equal to 109% of the principal amount of such Notes and accrued and unpaid interest, if any, to the redemption date. At any time and from time to time on or after May 1, 2014, the Company may redeem the Notes, in whole or in part, at a redemption price equal to the percentage of principal amount set forth below plus accrued and unpaid interest to the redemption date:

12-Month Period Commencing	Percentage
On or after May 1, 2014	104.5%
On or after May 1, 2015 and there after	100.0%

Upon the occurrence of a change of control triggering event specified in the Indenture, the Company must offer to purchase the Notes at a redemption price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase.

Simultaneously with the private placement, the Company entered into a registration rights agreement with the initial purchasers of the Notes (the “Registration Rights Agreement”). Under the Registration Rights Agreement, the Company was required to use its reasonable best efforts to cause a registration statement for substantially identical notes, which will be issued in exchange for the Notes, to be filed with the Securities and Exchange Commission (“SEC”) and to complete the exchange offer within 240 days after the issue date of the Notes.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

On Dec 13, 2011, the Company issued a prospectus made pursuant to the Registration Rights Agreement which granted the initial purchasers and any subsequent holders of the Notes certain exchange and registration rights. This exchange offer was intended to satisfy those exchange and registration rights with respect to the Notes. The Exchange Offer was completed and as of February, 14, 2012, all the Notes were tendered by the Note holders.

The Company incurred debt issuance costs amounting to $33.5 million, of which $3.7 million was amortized as of December 31, 2011. Of the balance of $29.8 million, $5.8 million is included in prepaid expenses and other current assets and $24.0 million is included in deposits and other assets. These costs are being amortized to interest expense over a period of five years using the effective interest method. Interest expense (including amortized debt issuance costs) on the Notes for the year ended December 31, 2011 was $50.3 million.

6.	Cash and cash equivalents

Cash and cash equivalents comprises the following (in thousands):

	As of December 31,
	2011	2010
Cash and bank balances	$75,402	$65,206
Fixed deposits with banks	38	2,718

	$75,440	$67,924

As of December 31, 2011 and 2010, there were no restrictions on cash.

7.	Investments

Short term investments comprise of the following (in thousands):

	As of December 31, 2011
	Carrying Value	Unrealized Gain (Loss)	Fair Value
Mutual Funds
Liquid mutual funds	$231,423	$(81)	$231,341
Fixed maturity plan funds	111,558	2,728	114,287
Certificate of deposits with banks and others	8,621	279	8,900

	$351,602	$2,926	$354,528

	As of December 31, 2010
	Carrying Value	Unrealized Gain	Fair Value
Liquid mutual funds	$70,123	$673	$70,796
Non convertible debentures	1,119	—	1,119

	$71,242	$673	$71,915

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

Other investments, included in deposits and other assets, comprise of the following (in thousands):

	As of December 31, 2010
	Carrying Value	Unrealized Gain	Fair Value
Non convertible debentures	$2,237	$—	$2,237

	$2,237	$—	$2,237

Contractual maturities of short-term and other investments in available for sale securities as of December 31, 2011 was as follows (dollars in thousands):

As of December 31, 2011
Due within one year	$146,462
Due between one year through five years	—

$146,462

Dividends from available for sale securities, gross realized gains and losses on sale of available for sale securities are as follows (dollars in thousands):

	Year Ended December 31,
	2011	2010	2009
Dividends	$11,058	$3,332	$2,184
Gross realized gains	3,700	110	822
Gross realized losses	(396)	(428)	(624)

	$14,362	$3,014	$2,382

The changes in the net unrealized gain on marketable securities carrying value for the years ended December 31, 2011 and 2010 are as follows (in thousands):

	Year Ended December 31,
	2011	2010
Unrealized gain (loss) on marketable securities at the beginning of the year	$673	$(387)
Reclassification into earnings on maturity	(3,304)	318
Net unrealized gain due to changes in the fair value	5,558	742

Unrealized gain on marketable securities at the end of the year	$2,927	$673

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

8.	Accounts receivable

The following table provides details of the allowance for doubtful accounts as recorded by the Company (in thousands):

As of December 31,	Balance at the beginning of the year	Additions on acquisition	Additions	Recoveries / (Write offs)	Balance at the end of the year
2009	$1,306	$—	$268	$(80)	$1,494
2010	$1,494	$—	$433	$(993)	$934
2011	$934	$3,485	$984	$(1,389)	$4,014

9.	Derivative instruments and hedging activities

The following table presents information related to foreign currency contracts:

OUTSTANDING HEDGE TRANSACTIONS QUALIFYING FOR HEDGE ACCOUNTING AS OF DECEMBER 31, 2011 (in thousands)

	Maturity Date Ranges	Strike Price At Rupee Rate Ranges	Amount	Net Unrealized Gains (Losses) December 31, 2011

OPTION CONTRACTS USD
From:	25-January-12	46.50
To:	31-May-13	49.30
Subtotal			$19,500	$(2,145)

OPTION CONTRACTS CAD
From:	25-January-12	46.00
To:	27-April-12	49.70
Subtotal			16,889	(1,340)

FORWARD CONTRACTS CAD
From:	31-May-12	47.73
To:	29-June-12	50.54
Subtotal			5,875	(489)

FORWARD CONTRACTS USD
From:	31-January-12	41.16
To:	31-March-13	55.05
Subtotal			281,750	(14,929)

FORWARD CONTRACTS GBP
From:	31-January-12	81.31
To:	30-June-12	85.39
Subtotal			10,043	(33)

FORWARD CONTRACTS EURO
From:	31-January-12	69.56
To:	29-February-12	69.94
Subtotal			1,294	8

				$(18,928)

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

The forward contracts as of December 31, 2011 will all mature by March 31, 2013. As each contract matures, USDs, CADs, GBPs and EUROs are sold at each contracted strike price and equivalent Indian Rupees received. The outstanding contracts meet the qualifying criteria to receive hedge accounting and have been deemed to be effective. The option contracts as of December 31, 2011 will all mature by May 31, 2013. As each contract matures, the Company will sell USDs and CADs at each contracted strike price depending upon prevailing Rupee exchange rates. The outstanding contracts meet the qualifying criteria to receive hedge accounting and have been deemed to be effective. As a result, the Company has recorded gross accumulated other comprehensive loss of $18.9 million and gross accumulated other comprehensive gain of $0.8 million as of December 31, 2011 and 2010, respectively.

The unamortized premium on options amounted to $0 and $0.02 million and is disclosed as part of derivative asset as of December 31, 2011 and 2010, respectively, in the Consolidated Balance Sheet.

The estimated net amount of existing gains that is expected to be reclassified from accumulated other comprehensive income into earnings within the next twelve months is $8.4 million December 31, 2011.

OUTSTANDING HEDGE TRANSACTIONS NOT QUALIFYING FOR HEDGE ACCOUNTING AS OF DECEMBER 31, 2011 (in thousands)

	Maturity Date Ranges	Strike Price At Rupee Rate Ranges	Amount	Net Unrealized Gains (Losses) December 31, 2011
FORWARD CONTRACTS USD
From:	3-January-12	41.13
To:	30-April-12	53.77
Subtotal			$71,600	$(108)

FORWARD CONTRACTS CAD
From:	3-January-12	52.14
To:
Subtotal			1,273	2

FORWARD CONTRACTS JPY
From:	31-January-12	77.68
To:
Subtotal			969	(3)

FORWARD CONTRACTS GBP
From:	31-January-12	81.83
To:
Subtotal			10,646	98

FORWARD CONTRACTS EURO
From:	30-January-12	69.33
To:
Subtotal			841	6

				$(5)

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

The effect of derivative instruments on the Consolidated Statements of Income for the year ended December 31, 2011 (in thousands):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain/(Loss) recognized in OCI on Derivative	Location of Gain/(Loss) reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in income on Derivative
	(Effective Portion)	(Effective Portion)		(Ineffective Portion and amount excluded from effectiveness testing)

	December 31, 2011	December 31, 2011		December 31, 2011
Foreign Exchange Contracts	$(33,214)	Forex gain/(loss), net	$(1,322)	Forex gain/(loss), net	$2,366

The effect of Derivative Instruments on the Consolidated Statements of Income for the year ended December 31, 2010 (in thousands):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain/(Loss) recognized in OCI on Derivative	Location of Gain/(Loss) reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in income on Derivative
	(Effective Portion)	(Effective Portion)		(Ineffective Portion and amount excluded from effectiveness testing)

	December 31, 2010	December 31, 2010		December 31, 2010
Foreign Exchange Contracts	$2,088	Forex gain/(loss), net	$(147)	Forex gain/(loss), net	$—

The effect of derivative instruments on the Consolidated Statements of Income for the year ended December 31, 2009 (in thousands):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain/(Loss) recognized in OCI on Derivative	Location of Gain/(Loss) reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in income on Derivative
	(Effective Portion)	(Effective Portion)		(Ineffective Portion and amount excluded from effectiveness testing)

	December 31, 2009	December 31, 2009		December 31, 2009
Foreign Exchange Contracts	$8,890	Forex gain/(loss), net	$(7,600)	Forex gain/(loss), net	$—

Information on the location and amounts of derivative fair values in the Consolidated Balance Sheets (in thousands):

	As of December 31, 2011		As of December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Current assets	$277	Current assets	$771
Foreign exchange contracts	Current liabilities	$12,471
Foreign exchange contracts	Non-current liabilities	$6,739

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

Derivatives not designated as hedging instrument (dollars in thousands):

Year Ended December 31, 2011
Statement of Income
Foreign exchange loss, net:
Foreign currency exchange contracts	($880)

In January 2011, the Company entered into forward foreign exchange contracts to mitigate the risk of changes in foreign exchange rates on payments related to the Patni Acquisition. These contracts did not satisfy the criteria for hedge accounting. For the year ended December 31, 2011, the Company recorded a realized gain of $15.0 million on maturity of these forward contracts in May 2011.

In Septemeber 2011, the Company entered into a derivative contract to hedge a portion of its US$ packing credit facility (refer note 4). The Company did not designate this derivative contract as a hedge and accordingly the unrealized mark to market gain amounting to $1.4 million has been recorded in the consolidated statements of income.

Patni entered into foreign currency exchange contracts to hedge the fluctuations in foreign exchange rates for recognized balance sheet items such as inter-company and end customer receivables, and were not originally designated as hedges. Realized losses and changes in the fair value of these derivatives totaling to ($17.3) million is recorded in foreign exchange (gains) losses, net in the consolidated statements of income.

10.	Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (in thousands):

	As of December 31,
	2011	2010
Prepaid expenses	$6,173	$3,458
Advances	2,663	1,460
Debt issuance costs	5,808	—
Other current assets	4,085	326
Accrued interest receivable	23	136

	$18,752	$5,380

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

11.	Property and equipment, net

Property and equipment consist of the following (in thousands):

	As of December 31,
	2011	2010
Land	$7,024	$8,343
Buildings	106,002	20,298
Furniture and fixtures	55,087	32,757
Computer equipment	36,362	26,736
Software	15,326	371
Leasehold improvements	7,128	4,094
Vehicles	599	200
Leased assets	1,052	1,250

Property and equipment, gross	$228,580	$94,049
Less: Accumulated depreciation and amortization	65,378	49,161

	163,202	44,888
Capital work in progress	12,470	8,062

Property and equipment, net	$175,672	$52,950

Depreciation expense on property and equipment amounted to $30.9 million, $8.2 million and $6.7 million during the years ended December 31, 2011, 2010 and 2009, respectively. Leased assets amounted to $1.1 million and $1.3 million as of December 31, 2011 and 2010, respectively and accumulated depreciation on such assets amounted to $0.5 million and $0.5 million as of December 31, 2011 and 2010, respectively.

12.	Goodwill and intangible assets

The changes in the carrying value of goodwill for the years ended December 31, 2011 and 2010 (in thousands):

Amount
Goodwill at December 31, 2009	$30,517
Foreign currency translation effect	1,224

Goodwill at December 31, 2010	31,741
Addition on account of acquisition	574,266
Foreign currency translation effect	(94,947)

Goodwill at December 31, 2011	$511,060

The changes in the carrying value of intangible assets for the years ended December 31, 2011 and 2010 (in thousands):

Amount
Intangible assets as of December 31, 2009	$2,086
Foreign currency translation effect	66
Amortization	(774)

Intangible assets as of December 31, 2010	1,378
Addition on account of acquisition	196,015
Foreign currency translation effect	(29,417)
Amortization	(7,270)

Intangible assets as of December 31, 2011	$160,706

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

As of December 31, 2011, intangible assets comprise of the following (in thousands):

Amount
Customer relationships	$189,844
Intellectual property rights	9,400
Foreign currency translation adjustments	(29,286)
Amortization of customer relationships	(8,744)
Amortization of intellectual property rights	(508)

Intangible assets as of December 31, 2011	$160,706

Customer relationships and intellectual property rights are amortized over a weighted average period of 7.6 years and 2.9 years, respectively.

Amortization expense related to identifiable intangible assets was $7.8 million, $0.8 million and $0.9 million for the years ended December 31, 2011, 2010 and 2009, respectively. Future estimated annual amortization is as follows (in thousands):

2012	$11,554
2013	11,460
2014	11,894
2015	12,419
2016	12,859

$60,186

13.	Leases

The Company leases vehicles, certain networking components and office equipments under capital leases which are secured by a lien of the underlying asset. Future minimum rental payments as of December 31, 2011 (in thousands):

Year ending December 31:
2012	$378
2013	320
2014	264
2015	114
2016	15

Total minimum lease payments	1,091
Less: amount representing future interest	(227)

Present value of minimum lease payments as of December 31, 2011	864
Less: current portion	(258)

Long-term capital lease obligations	$606

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

The Company conducts its operations using facilities under non-cancellable operating lease agreements that expire at various dates. Future minimum lease payments under these agreements are as follows (in thousands):

Year ending December 31:
2012	$6,134
2013	5,469
2014	2,626
2015	1,062
2016 and thereafter	207

Total minimum lease payments	$15,498

Rent expense under cancellable and non-cancellable operating leases were $9.6 million, $4.5 million and $4.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

14.	Other accrued liabilities

Other accrued liabilities consist of the following (in thousands):

	As of December 31,
	2011	2010
Accrued expenses	$13,158	$3,038
Provision for expenses	19,272	8,454
Provision for volume discounts	21,314	15,204
Sales and other indirect taxes	5,737	1,746
Interest	11,580	—
Other liabilities	6,927	2,912

	$77,988	$31,354

15.	Accumulated other comprehensive income (loss)

The components of accumulated other comprehensive income (loss) was as follows (in thousands):

	As of December 31,
	2011	2010
Net unrealized gain (loss) on cash flow hedges	$(18,524)	$771
Net unrealized gain on marketable securities	2,178	673
Actuarial gain (loss) relating to defined benefit plan	20	(146)
Loss on foreign currency translation adjustment	(198,315)	(2,963)

	$(214,641)	$(1,665)

16.	Employee benefit plan

Defined Contribution Plan

The Company’s contribution to the Provident Fund for the years ended December 31, 2011, 2010 and 2009 was $6.3 million, $2.4 million, and $1.9 million, respectively.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

Defined Benefit Plan

iGATE Global and Patni provide for gratuity, a defined benefit retirement plan covering eligible employees in India. Liabilities with regard to the plan are determined by actuarial valuation. The following table sets forth the net periodic cost recognized in respect of such plans (in thousands):

	Year Ended December 31,
	2011	2010	2009
Net periodic plan cost
Service cost	$2,085	$1,138	$806
Interest cost	820	196	142
Expected return on plan asset	(612)	(244)	(154)
Recognized net actuarial loss	16	16	4

Net periodic plan cost for the period	$2,309	$1,106	$798

Change in benefit obligation (in thousands):

	As of December 31,
	2011	2010
Projected benefit obligation at the beginning of the year	$3,328	$2,443
Acquisition	9,106	—
Service cost	2,085	1,138
Actuarial (gain) loss	(83)	30
Interest cost	820	196
Benefits paid	(1,770)	(598)
Effect of exchange rate changes	(2,004)	119

Projected benefit obligation at the end of the year	$11,482	$3,328

Change in fair value of plan assets (in thousands):

	As of December 31,
	2011	2010
Fair value of plan assets at the beginning of the year	$3,125	$2,322
Acquisition	7,934	—
Employer contributions	1,359	1,178
Expected return on plan assets	612	244
Actual loss on plan assets	(44)	(127)
Benefits paid	(1,703)	(598)
Effect of exchange rate changes	(1,697)	106

Fair value of plan assets at the end of the year	$9,586	$3,125

Funded status (in thousands):

	As of December 31,
	2011	2010
Funded status	$(1,896)	$(203)

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

The weighted average assumptions used in accounting for the Gratuity Plan for the years ended December 31, 2011, 2010 and 2009 are presented below:

iGATE Global

	Year ended December 31,
	2011	2010	2009
Discount rate	9.8%	9.0%	8.5%
Rate of increase in compensation per annum	12% - 5 years	12% - 5 years	12% - 5 years
	10% - thereafter	10% - thereafter	10% - thereafter
Expected long term rate of return on plan assets per annum	9.8%	9.0%	8.5%

Patni

Year ended December 31, 2011
Discount rate	10.05%
Rate of increase in compensation per annum	10% - 2 years
8% - next 3 years
6% - thereafter
Expected long term rate of return on plan assets per annum	7.5%

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

Unrecognized actuarial loss is amortized over the average remaining service period of the employees expected to receive benefits under the plan.

The following benefit payments reflect expected future service, as appropriate, which are expected to be paid during the years shown (in thousands):

Year ending December 31,	Amount
2012	$2,531
2013	2,586
2014	2,529
2015	2,934
2016	3,117
2017-2021	11,607

$25,304

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

Plan assets – Fund allocation: iGATEGlobal

	Target Allocation 2011	December 31,
		2011	2010
Reliance Life Insurance
Corporate Bond	60%	60%	61%
Money Market	40%	40%	39%
ICICI Prudential Life Insurance
Group Debt	80%	94%	92%
Short Term Debt	20%	6%	8%

Plan assets – Fund allocation: Patni

	Target Allocation	December 31, 2011
Central/State Government Securities	25%	1%
Investment in Government Securities based funds	15%	57%
Public Sector bonds/ Financial Institutions/ Bank bonds/ Term	30%	42%
Balance any of the three above categories or Private Sector Bonds	30%	—

Investment strategy – The objective is to ensure that the defined benefit plan assets will be sufficient to fund the defined benefit obligations in the long-term and to meet the current defined benefit obligations while simultaneously managing the risk.

Risk Management – The Company mitigates the return risk or interest rate risk by allocating the plan assets in various fixed income securities which has low or moderate risk. The plan assets are managed through professionally qualified investment managers. The fund allocation and the performance of the fund is reviewed on a monthly basis and rebalancing is done, if warranted. The actual allocation of funds may differ from the target allocation depending on the current requirements of the cash flows.

Fair value – ASC 820 “Fair value measurements”, establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1 – Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 – Includes other inputs that are directly or indirectly observable in the marketplace.

Level 3 – Unobservable inputs which are supported by little or no market activity.

In accordance with ASC 820, the Company measures plan asset investments at fair value and is classified within Level 1 or 2. This is because the investments are in debt instruments involving fixed income securities and money market instruments that are principally valued using quoted market prices.

Accumulated benefit obligation was $6.4 million and $0.6 million, respectively, at December 31, 2011 and 2010. The contribution likely to be made during 2012 is $2.5 million.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

Director pension benefits

Two former founder directors of Patni India are entitled to receive pension benefits upon retirement or on termination from employment at the rate of 50% of their last drawn monthly salary. The pension is payable from the time the eligible individual reaches the age of 65 years and is payable to the respective individual or the surviving spouse. In 2011, Patni settled the pension liability of one of the founder directors by purchasing a non-participating annuity contract. The funding discharges Patni of all future pension obligations to this individual.

For the other founder director, the payment of pension will start when he reaches the age of 65. The Company has invested in a plan with Life insurance Corporation of India which will mature at the time this founder director will reach age of 65. Since the Company is obligated to fund the shortfall, if any, between annuity payable and the value of plan asset, the pension liability is actuarially valued at each balance sheet date.

With regard to Patni’s founder directors pension plans, the following table sets forth the plan’s funded status and amounts recognized in the it’s consolidated balance sheet (in thousands).

As of December 31, 2011
Change in benefit obligation
Projected benefit obligation at the date of acquisition	$2,664
Service cost	—
Interest cost	97
Translation gain	(59)
Actuarial loss/(gain)	(133)
Benefits paid	(1,458)

Projected benefit obligation at the end of the year	1,111

Fair value of plan assets as of beginning of period	—
Actual return on plan assets	—
Employer contributions	1,178
Benefits paid	—
Translation gain (loss)	(192)

Plan assets at end of period	986

Funded status	(125)

Accumulated benefit obligation	1,111
Amounts recognized in the consolidated balance sheets consists of:
Provision for Pension (included in ‘other current liabilities’)	—
Provision for Pension (included in ‘other liabilities’)	125

$125

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

Key weighted average assumptions used to determine benefit obligation for Patni’s founder directors pension plan were as follows:

For The Year Ended December 31, 2011
Discount rate	7%
Increase in compensation levels	0%

The Plan asset is invested with Life Insurance Corporation of India which in turn has invested the funds in Government Security funds and are classified as Level 2.

Net periodic pension cost included the following components (in thousands):

May 16, 2011 through December 31, 2011
Service cost	$—
Interest cost	97
Amortization	—

Net pension cost	$97

Key weighted average assumptions used to determine net periodic pension cost for the the former founder directors plan were as follows:

May 16, 2011 through December 31, 2011
Discount rate	7.00%
Increase in compensation levels	0%

The expected benefit payments for next ten years are as follows (in thousands):

Amount
2012	$—
2013	—
2014	—
2015	—
2016	—
2017-2020	$576

A former founder and executive director with Patni USA is entitled to receive pension benefits upon retirement or on termination from employment at the rate of 50% of his last drawn monthly salary. The pension is payable from the time the eligible individual reaches the age of 71 years and is payable to the respective individual or the surviving spouse. In 2011, the Company settled the pension liability by funding a non participating annuity contract. The funding discharges the Company of all future pension obligations to this individual.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

With regard to the former founder and executive director’s pension plan, the following table sets forth the plan’s funded status and amounts recognized in the Company’s consolidated balance sheet (in thousands).

	As of December 31, 2011
Change in benefit obligation
PBO as of January 1		$10,960
Service cost		—
Interest cost		—
Amount paid towards non participating annuity contract		10,960
Actuarial loss/ (Gain)		—

PBO as of December 31		—

	$

As of December 31, 2011, the pretax amounts in accumulated other comprehensive loss, not yet recognized as a component of net periodic pension costs consists of actuarial loss of zero. The estimated actuarial loss that will be amortized from other comprehensive loss in net periodic pension cost in fiscal 2012 is zero.

17.	Stock Based Compensation

Stock-based compensation cost in cost of revenues for the years ended December 31, 2011, 2010 and 2009 was $2.3 million, $1.7 million and $2.1 million, respectively. Stock-based compensation cost included within selling, general and administrative expenses for the years ended December 31, 2011, 2010 and 2009 was $8.4 million, $5.0 million and $3.1 million, respectively. The Company has recognized a related tax (expense) benefit associated with its share-based compensation arrangements for the years ended December 31, 2011, 2010 and 2009 of $630, $341 and $(78), respectively.

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

On May 25, 2006, the 2006 iGATE Corporation Stock Incentive Plan (the “2006 Plan” and together with the 1996 Plan, the “iGATE Plans”) were approved by the Company’s shareholders. The 2006 Plan replaced the expired 1996 Plan. Revisions were made primarily to address changes in applicable law since 2000. The 2006 Plan provides that up to 14.7 million shares of the Company’s common stock shall be allocated for issuance to officers, employees, directors and consultants of the Company and its subsidiaries. At December 31, 2011, there were 7.1 million shares of common stock available for issuance under the 2006 Plan.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

A summary of the stock option and restricted stock activity is presented below:

1996 Plan	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Options outstanding at December 31, 2008	632,835	$5.86
Exercised	(421,021)	3.78
Lapsed and forfeited	(141,507)	12.71

Options outstanding at December 31, 2009	70,307	$4.60
Exercised	(44,484)	4.29
Lapsed and forfeited	(2,073)	16.10

Options outstanding at December 31, 2010	23,750	$4.16
Exercised	(5,000)	5.58
Lapsed and forfeited	—

Options outstanding at December 31, 2011	18,750	$3.78	1.84	$0.2

Options vested at December 31, 2011	18,750	$3.78	1.84	$0.2

Options exercisable at December 31, 2011	18,750	$3.78	1.84	$0.2

2006 Plan	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Options outstanding at December 31, 2008	2,313,410	$1.59
Granted	926,000	6.93
Exercised	(462,584)	0.86
Lapsed and forfeited	(316,785)	2.80

Options outstanding at December 31, 2009	2,460,041	$3.58
Granted	699,238	13.28
Exercised	(625,887)	3.02
Lapsed and forfeited	(64,508)	3.87

Options outstanding at December 31, 2010	2,468,884	$6.46
Granted	218,000	15.76
Exercised	(164,603)	4.15
Lapsed and forfeited	(140,811)	11.47

Options outstanding at December 31, 2011	2,381,470	$7.18	5.99	$21.0

Options vested and expected to vest at December 31, 2011	2,343,299	$7.10	5.96	$20.8

Options exercisable at December 31, 2011	1,346,828	$4.13	4.28	$15.8

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

2006 Plan	Restricted Stock	Weighted Average Fair Value
Unvested at December 31, 2008	1,261,550	$5.93
Granted	202,750	6.91
Vested	(85,575)	6.67
Lapsed and forfeited	(136,266)	6.19

Unvested at December 31, 2009	1,242,459	$6.49
Granted	252,233	9.96
Vested	(502,797)	5.93
Lapsed and forfeited	(52,292)	7.11

Unvested at December 31, 2010	939,603	$7.12
Granted	2,008,311	17.25
Vested	(310,080)	8.07
Lapsed and forfeited	(61,158)	10.37

Unvested at December 31, 2011	2,576,676	$14.84

Available for future grant	7,086,322

During 2011, 2010 and 2009, options covering a total of 0.2 million, 0.7 million and 0.9 million shares, respectively, of Common Stock were granted under the iGATE Plans. Options generally expire ten years from the date of the original grant or earlier if an option holder ceases to be employed by or associated with the Company for any reason.

During 2011, 2010 and 2009, the Company granted 2.0 million, 0.3 million and 0.2 million shares of restricted stock, respectively. Restricted stock grants generally vest over a four year period. Upon vesting, these shares have voting rights.

On March 30, 2010, the Compensation Committee (“Committee”) approved a grant of 0.1 million restricted stock to the Chief Executive Officer covering the performance period from January 1, 2010 through December 31, 2012. For this grant, the Committee approved a performance/payout scale that provides for payouts ranging from 0% to 200% of achievement of target 3-year EPS growth. The stock based compensation expense recorded relating to this grant amounted to $0.2 million and $0.5 million for the year ended December 31, 2011 and 2010, respectively.

On May 12, 2011 and June 15, 2011, the Compensation Committee awarded grants of 1.5 million performance based restricted award grants to certain Executive Committee Members and other employees . These awards will vest only if the Company attains specified twelve-month trailing adjusted EBITDA goals at any fiscal quarter, beginning with the quarter ending December 31, 2011, within the five year period of January 1, 2011 through December 31, 2015. If the Company achieves its maximum twelve-month trailing adjusted EBITDA goal at any eligible fiscal quarter end within this performance period, two times the target number of shares will vest. The stock based compensation expense recorded relating to this grant amounted to $2.2 million for the year ended December 31, 2011.

The total intrinsic value of options exercised during 2011, 2010 and 2009 was $2.0 million, $8.2 million and $4.7 million, respectively. The fair value of stock options vested during 2011, 2010 and 2009 was $6.5 million, $6.7 million and $5.2 million, respectively. The income tax (expense) benefit classified as a financing cash inflow for 2011, 2010 and 2009 was $0, $0.3 million and $(0.1 million), respectively.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

As of December 31, 2011, approximately $36.3 million of unrecognized compensation cost is expected to be recognized for the unvested shares. This expense is expected to be recognized over a weighted-average period of 2.7 years as of December 31, 2011.

iGATE Stock Options Outstanding as of December 31, 2011:

1996 Plan

Options Outstanding				Options Exercisable
Range of Exercise Price	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
$3.78 – $3.78	18,750	1.84	$3.78	18,750	$3.78

$3.78 – $3.78	18,750	1.84	$3.78	18,750	$3.78

2006 Plan

Options Outstanding				Options Exercisable
Range of Exercise Price	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
$0.01 -$0.01	44,781	1.96	$0.01	44,781	$0.01
$0.08 - $0.08	658,736	1.66	$0.08	658,736	$0.08
$2.11 - $6.55	188,857	5.64	$5.47	172,857	$5.38
$6.66 - $6.66	361,258	7.51	$6.66	139,500	$6.66
$6.81 - $6.97	239,000	7.60	$6.87	79,000	$6.87
$8.04 - $10.16	215,838	7.59	$9.32	89,454	$9.13
$11.67 - $11.67	295,000	8.29	$11.67	105,000	$11.67
$14.41 - $17.81	258,000	9.13	$15.85	17,500	$16.17
$18.37 - $18.37	20,000	8.78	$18.37	20,000	$18.37
$20.61 - $20.61	100,000	8.84	$20.61	20,000	$20.61

$0.01 - $20.61	2,381,470	5.99	$7.18	1,346,828	$4.13

iGATE Global Stock Option Plans

iGATE Global maintains two employee stock option plans herein referred to as “Plan 1” and “Plan 2” and collectively the “iGATE Global Plans”. The iGATE Global Plans are administered by a committee appointed by the Board of Directors of iGATE Global. Plan 1 provides for the issuance of a maximum of 3 million shares of iGATE Global common stock and Plan 2 provides for the issuance of a maximum of 4.5 million shares of iGATE Global common stock. Options to purchase iGATE Global common stock are typically granted at the prevailing market values for each of the iGATE Global Plans. The Company does not expect to make future grants from the iGATE Global Plans.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

Options granted under the iGATE Global Plans generally vest over a four year period and expire ten years from the date of grant or earlier if an option holder ceases to be employed with iGATE Global, its holding company or any of its subsidiary companies.

iGATE Global Solutions Stock Option Plan 1	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Options outstanding at December 31, 2008	7,700	$5.00
Lapsed and forfeited	(2,500)	5.53

Options outstanding at December 31, 2009	5,200	$5.31
Lapsed and forfeited	(1,000)	7.42

Options outstanding at December 31, 2010	4,200	$4.81
Exercised	—
Lapsed and forfeited	4,200

Options outstanding at December 31, 2011	—

Options vested and expected to vest at December 31, 2011	—	$—	—	$—

Options exercisable at December 31, 2011	—	$—	—	$—

There are no options outstanding under Plan 2.

iGATE Global also maintains an employee restricted stock unit plan herein referred to as (“RSU Plan”). The RSU Plan is administered by a committee appointed by the Board of Directors of iGATE Global. The RSU Plan is a separate plan providing for the issuance of a maximum of 3.0 million shares of iGATE Global common stock. These restricted stock units are granted at a $0.09 strike price. Restricted stock unit grants for the RSU Plan generally vest over a four year period and expire ten years from the date of grant or earlier if a holder ceases to be employed by or associated with iGATE Global for any reason. The Company does not expect to make future grants from the RSU Plan.

The fair value of grants under the RSU plan was estimated using the prevailing market value of iGATE Global common stock at the date of grant. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. A forfeiture rate is also applied to the estimated compensation cost of the granted restricted stock units. Forfeitures are estimated based on voluntary termination behavior, as well as an analysis of actual option forfeitures.

iGATE Global Solutions Restricted Stock Unit Plan	Restricted Stock Units	Weighted Average Fair Value
Unvested at December 31, 2008	1,837	$8.19

Unvested at December 31, 2009	1,837	$8.19
Lapsed and forfeited	(150)	0.09

Unvested at December 31, 2010	1,687	$9.17
Exercised	—
Lapsed and forfeited	1,687

Unvested at December 31, 2011	—	$—

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

As of December 31, 2011, no additional compensation cost is expected to be recognized under the iGATE Global Plans.

The fair value of each option grant under the iGATE Plans and the iGATE Global Plans was estimated using the Black-Scholes option pricing model. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on the historical volatility of either iGATE or iGATE Global common stock and volatility derived from exchange traded shares. The average expected life was based on the contractual term of the option and expected employee exercise and post-vesting employment termination behavior. The risk-free interest rate was based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The risk-free rate for each of the iGATE Global Plans was based on an equivalent Indian risk-free rate. Forfeitures are estimated based on voluntary termination behavior, as well as an analysis of actual option forfeitures.

Patni Stock Option Plans

On June 30 2003, Patni established the Patni ESOP 2003 plan (the “2003 ESOP Plan”). Under the 2003 ESOP Plan, Patni is authorized to issue up to 11,142,085 equity shares to eligible employees. Employees covered by the 2003 ESOP Plan are granted an option, which may be based on service or performance criteria, to purchase shares of Patni subject to the requirements of vesting. The options vest in a graded manner from one year to four years and expire at the end of five years from the date of vesting. The compensation committee constituted by the Board of Directors of Patni administers the 2003 ESOP Plan. The 2003 ESOP Plan has been amended to enable Patni to issue up to 2,000,000 ADR linked options (wherein one ADR linked option is equal to two equity shares of Patni) to its employees.

In June 2009, the shareholders authorized Patni to issue upto an additional 8,000,000 equity shares to eligible employees under the 2003 ESOP Plan (hereinafter referred to as the “ESOP Plan”).

The fair value of outstanding options at the date of the Patni Acquisition amounted to $18.2 million using the Black-Scholes-Merton option pricing model. The fair value of vested options and fair value of unvested options attributable to the pre-combination service period aggregating $13.9 million was included as part of non-controlling interest and recorded as a component of purchase consideration. The fair value of unvested options attributable to post-combination service period amounting to $4.3 million will be recorded as stock-based compensation cost on a straight line basis over the remaining vesting/service period.

The weighted average grant date fair value of options granted during the year ended December 31, 2011 was $6.00 for equity linked options and $12.99 for ADR linked options, respectively.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

Stock options activity under the ESOP Plan is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Options outstanding at May 16, 2011	4,053,598	$5.90	4.6
Granted during the period (including 4,125 ADR options)	20,250	0.06	7.1
Forfeited during the period	(742,887)	$9.45
Exercised during the period	(886,465)	0.95
Options outstanding at December 31, 2011	2,444,496	$6.48	2.4	$9.8

Options vested and expected to vest at December 31, 2011	2,380,631	$6.48		$8.8

Options exercisable at December 31, 2011	2,170,621	$1.05	4.7	$9.8

During the period from May 16, 2011 through December 31, 2011, 0.02 million restricted shares were granted which generally vest over a 4 year period.

The total intrinsic value of options exercised for the period May 16, 2011 through December 31, 2011 was $5.8 million. The fair value of stock options vested for the period May 16, 2011 through December 31, 2011 was $11.4 million.

As of December 31, 2011, approximately $0.6 million of unrecognized compensation cost is expected to be recognized for the unvested shares. This expense is expected to be recognized over a weighted-average period of 2 years as of December 31, 2011.

The weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

Year Ended December 31, 2011	iGATE	Patni Equity	Patni ADR
Weighted average fair values of options granted during 2011	$9.063	$6.00	$12.99
Risk-free interest rate	1.65%	8.33%	0.87%
Expected dividend yield	0.0%	0.67%	0.68%
Expected life of options	4.39 years	4.50 years	4.50 years
Expected volatility rate	73.59%	38.84%	39.71%

Year Ended December 31, 2010	iGATE
Weighted average fair values of options granted during 2010	$6.610
Risk-free interest rate	2.17%
Expected dividend yield	1.0%
Expected life of options	4.56 years
Expected volatility rate	71.88%

Year Ended December 31, 2009	iGATE
Weighted average fair values of options granted during 2009	$3.386
Risk-free interest rate	2.46%
Expected dividend yield	3.2%
Expected life of options	4.56 years
Expected volatility rate	73.38%

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

18.	Earnings per share

Earnings per share for the common stock, unvested restricted stock and the Series B Preferred Stock under the two class method are presented below (dollars and shares in thousands, except per share data):

	Year ended December 31,
PARTICULARS	2011	2010	2009
Net income attributable to iGATE Corporation common shareholders	$29,019	$51,755	$28,575
Add: Dividend on Series B Preferred Stock	22,147	—	—

	$51,166	$51,755	$28,575
Less: Dividends paid on
Common Stock [A]	$—	$14,509	$5,894
Unvested restricted stock [B]	—	103	66
Series B Preferred stock [C]	22,147	—	—

Undistributed Income	$29,019	$37,143	$22,615

Allocation of Undistributed Income:
Common stock [D]	$22,157	$36,878	$22,373
Unvested restricted stock [E]	84	265	242
Series B Preferred stock [F]	6,778	—	—

	$29,019	$37,143	$22,615

Shares outstanding for allocation of undistributed income:
Common stock	56,706	56,227	55,136
Unvested restricted stock	214	280	589
Series B Preferred stock	17,347	—	—

	74,267	56,507	55,725

Weighted average shares outstanding :
Common stock [G]	56,523	55,656	54,525
Unvested restricted stock [H]	217	399	589
Series B Preferred stock [I]	17,347	—	—

	74,087	56,055	55,114

Weighted average common stock outstanding	56,523	55,656	54,525
Dilutive effect of stock options and restricted shares outstanding.	1,420	1,738	1,426

Dilutive weighted average shares outstanding [J]	57,943	57,394	55,951

Distributed earnings per share:
Common stock [K=A/G]	$—	$0.26	$0.11
Unvested restricted stock [L=B/H]	$—	$0.26	$0.11
Series B Preferred stock [M=C/I]	$1.28	$—	$—
Undistributed income per share:
Common stock [N=D/G]	$0.39	$0.66	$0.41
Unvested restricted stock [O=E/H]	$0.39	$0.66	$0.41
Series B Preferred stock [P=F/I]	$0.39	$—	$—
Net earnings per share – basic
Common stock [K+N]	$0.39	$0.92	$0.52
Unvested restricted stock [L+O]	$0.39	$0.92	$0.52
Series B Preferred stock [M+P]	$1.67	$—	$—
Net earnings per common share – diluted [[A+B+D+E]/J]	$0.38	$0.90	$0.51

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

The number of outstanding options to purchase common shares for which the option exercise prices exceeded the average market price of the common shares aggregated 0.5 million, 0.6 million and 0.5 million shares for the years ended December 31, 2011, 2010 and 2009, respectively. These options were excluded from the computation of diluted earnings per share under the treasury stock method. The number of shares of outstanding Series B Preferred Stock for which the earnings per share exceeded the earnings per share of common stock aggregated to 17.3 million shares as of December 31, 2011. These shares were excluded from the computation of diluted earnings per share for the year ended December 31, 2011 as they were anti-dilutive.

19.	Other income, net

Components of other income, net are as follows (in thousands):

	Year ended December 31,
	2011	2010	2009
Gain (loss) on sale of fixed assets	(51)	1,370	—
Investment income	14,362	3,014	2,382
Interest Income	332	210	1,040
Gain on sale of investment in affiliate	—	568	—
Other	1,251	9	924

	$15,894	$5,171	$4,346

20.	Income taxes

The components of income (loss) from continuing operations before income taxes, as shown in the accompanying consolidated statements of income, consists of the following (in thousands):

	Year ended December 31,
	2011	2010	2009
Income (loss) before income taxes:
Domestic	$(10,095)	$2,795	$(1,032)
Foreign	94,368	54,899	30,192

Income from continuing operations before income taxes	$84,273	$57,694	$29,160

The provision (benefit) for income taxes from continuing operations consists of the following (in thousands):

	Year ended December 31,
	2011	2010	2009
Current provision
Federal	$6,168	$3,239	$25
State	773	918	174
Foreign	19,833	8,473	5,432

Total current provision	26,774	12,630	5,631

Deferred (benefit) provision:
Federal	2,050	—	(12)
State	354	—	(2)
Foreign	(4,960)	(6,691)	(5,032)

Total deferred (benefit)	(2,556)	(6,691)	(5,046)

Total provision for income taxes	$24,218	$5,939	$585

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes from continuing operations is as follows (in thousands):

	December 31, 2011		December 31, 2010		December 31, 2009
Income taxes computed at the federal statutory rate	$29,496	35.0%	$20,193	35.0%	$9,914	34.0%
State income taxes, net of federal tax benefit	733	0.9	714	1.2	114	0.4
Benefit for untaxed foreign income, subject to tax holiday	(10,740)	(12.7)	(17,078)	(29.6)	(9,755)	(33.5)
Foreign taxes at other than U.S. statutory rate	2,888	3.4	(383)	(0.7)	(111)	(0.4)
Acquisition expenses	1,274	1.5	691	1.2	—	—
Unbenefited tax	756	0.9	540	0.9	351	1.2
Reversal of reserves on expiry of statute limitation	(7,648)	(9.1)	—	—	—	—
Change in valuation allowance	2,973	3.5	829	1.5	(71)	(0.2)
Non deductible expenses	3,306	3.9	—	—	—	—
Other – net	1,180	1.4	433	0.8	143	0.5

	$24,218	28.7%	$5,939	10.3%	$585	2.0%

Under the Indian Income-tax Act, 1961, the Company’s Indian subsidiaries are eligible to claim a tax holiday for 10 consecutive assessment years on profits derived from the export of software services from divisions registered under the Software Technology Parks at Bangalore, Chennai and Noida. The tax holiday expired on 31st March 2011. For the years ended December 31, 2011, 2010 and 2009, the tax holiday resulted in income tax benefits of $3.2 million, $13.0 million and $8.1 million respectively, when calculated at the statutory US rate. Non-operating income, such as interest income and capital gains income along with operating income to the extent of expiry of tax holiday is not included in the tax holiday, and has been considered as part of our income tax provision.

Under the Indian Income-tax Act, 1961, iGATE Global and Patni are eligible to claim income tax holiday of 100% for the initial five consecutive assessment years followed by 50% for the subsequent ten consecutive assessment years on the profits derived from the export of software services from the divisions registered under the SEZ. For the years ended December 31, 2011 and 2010, the tax holiday benefits were $7.4 million (including $2.4 million for Patni) and $4.1 million respectively, when calculated at the statutory US rate.

The basic earnings per share effect of the tax holiday is $0.14, $0.30 and $0.18 respectively, for the years ended December 31, 2011, 2010 and 2009. The diluted earnings per share effect of the tax holiday is $0.19, $0.30 and $0.17 respectively, for the years ended December 31, 2011, 2010 and 2009.

During 2011, an amount of $3.9 million has been recognized as a deferred tax asset on certain tax losses in view of the favorable decision from Karnataka High Court.

The US branch of the Company’s Indian subsidiary has approximately $8.8 million of net operating losses (NOL) available to offset future federal and state taxable income. These losses are due to expire between the years of 2024 and 2031.

The Company conducts its business globally, and, as a result, the Company and some of its subsidiaries file income tax returns in India, the US., and various foreign jurisdictions. The tax years ended March 31, 2009 to March 31, 2011 remain open to examination by the Indian tax authorities. The Company is no longer subject to U.S. federal tax examinations by tax authorities for years before 2007 with regard to the Company’s US branch and with regard to the Company’s US entities.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

The components of the deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2011	2010
	(Dollars in Thousands)
Deferred tax assets:
Allowance for doubtful accounts and employee advances	$1,009	$308
Accrued health benefits	(51)	15
Accrued vacation and bonuses	14,658	2,202
Depreciation	1,419	1,913
Stock based compensation	2,102	1,268
Foreign currency translation adjustments	793	793
Lease equalization charges	183	224
Capital losses carried forward	7,757	7,897
Deferred revenue	1,682	—
Deferred compensation	5,595	5,691
Net operating loss carryovers	19,040	3,266
Minimum Alternate tax	44,115	14,188
Other	1,482	7
Payroll taxes	577	—
Unrealized loss on derivatives	4,373	—
Accrued restructuring changes	185	—
Valuation allowance	(36,835)	(21,339)

Total deferred tax assets	68,084	16,433

Deferred tax liabilities:
Amortization of acquired intangibles	(40,520)	(857)
Amortization of tangibles	(348)
Section 481(a) adjustment	(40)	—
Prepaid expenses	(9)	(37)
Unrealized gain	(291)	—
Undistributed earnings	(2,772)	—
Depreciation	(32,066)	—

Total deferred tax liabilities	(76,046)	(894)

Net deferred tax asset (liability)	$(7,962)	$15,539
Less: Net current deferred tax asset	20,574	5,422

Net long-term deferred tax asset (liability)	$(28,536)	$10,117

The Company has not provided for U.S. deferred income taxes or foreign withholding tax on basis differences in its non-U.S. subsidiaries, other than Patni of $50.8 million, that result primarily from undistributed earnings the Company intends to reinvest indefinitely. Determination of the deferred income tax liability on these basis differences is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

The Company has established a partial valuation allowance against its deferred tax assets, due to uncertainty regarding their future realization. In assessing the realizability of its deferred tax assets, management considers the projected future taxable income and tax planning strategies. As a result, the Company has created a valuation

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

allowance for deferred tax assets at entities or units that have been unprofitable and where it believes that such assets may not be utilized in the near term.

The change in the total valuation allowance for deferred tax assets as of December 31, 2011, 2010 and 2009 is as follows (in thousands):

	As of December 31,
	2011	2010	2009
Opening valuation allowance	$21,339	$22,195	$24,301
Reduction during the year	(846)	(3,139)	(2,972)
Addition during the year	16,342	2,283	866

Closing valuation allowance	$36,835	$21,339	$22,195

Additions during the year includes amount added on account of Patni acquisition amounting to $13.6 million (an amount of $1 million is the movement in the valuation allowance for Patni).

ASC 740-10-Reserves:

As of December 31, 2011, an amount of $ 30.2 million is the ASC 740-10-Reserve with respect to our Patni subsidiary. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

As of December 31, 2011
Beginning balance	$34,819
Additions based on tax positions related to current year	4,256
(Settlement)/Refund	(243)
Reductions for tax positions of prior years	(186)
Reductions for tax positions due to lapse of statute of limitation	(8,160)
Exchange difference	(262)

Ending Balance	$30,224

The Company recognizes interest related to uncertain tax positions within the interest expense line in the consolidated statements of income. The US branch of Patni’s subsidiary has $0.5 million as accrued interest related to uncertain tax positions for the year ended December 31, 2011. At December 31, 2011, the total amount of accrued interest in the consolidated balance sheet amounted to 1.3 million. There are no penalties as of December 31, 2011. During the current year, an amount of $7.6 million is reversed by the US branch of Patni’s subsidiary on account of expiry of the statute of limitations relating to year ended March 2008.

As of December 31, 2011, the Company had $25.3 million of net unrecognized tax benefits arising out of the tax positions which would affect the effective tax rate, if recognized. The company’s unrecognized tax benefit largely includes the provision made in the US for onsite activity, which would be contingent to IRS audit review. The nature of the events that would cause the change to the reserves will be mainly due to the ‘expiry of the statute of limitation in US. Although, it would be difficult to anticipate the final outcome on timing of resolution of any particular uncertain tax position, the Company believes that the total amount of unrecognized tax benefits will be decreased by $7.2 million during the next 12 months due to expiry of statute of limitation.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

Election of Patni Acquisition as a Qualified Stock Purchase

The Company’s acquisition of Patni qualified as a qualified stock purchase or QSP. iGATE calculated the U.S. income tax basis earnings and profits and foreign (non-US) tax pools for Patni. Based on such calculations, we have provided US$ 6.9 million of current tax on our U.S. subsidiary, iGATE Technologies Inc (iTI)’s share of Indian subsidiary, Patni’s undistributed earnings for the post-acquisition period May 16, 2011 through December 31, 2011. This calculation will be re-visited on a quarterly basis.

21.	Share capital

On May 5, 2011, the Company’s shareholders approved an amendment to increase the number of authorized shares of Common Stock issuable under the articles of incorporation from 100,000,000 to 700,000,000.

22.	Segment information

Following the Patni Acquisition, the Company’s Chief Executive Officer, who is the chief operating decision maker, determined that the business will be operated and managed through the following segments: (a) iGATE Corporation and its subsidiaries other than Patni and (b) Patni. The consolidated financial results include the Patni results with effect from May 16, 2011. As a result, no comparative information is provided for the Patni segment for the years ended December 31, 2010 and 2009.

The following table presents selected financial information for the Company’s reporting segments for the years ended December 31, 2011, 2010 and 2009 respectively (in thousands):

	Year Ended December 31,

	2011			2010	2009
	iGATE	Patni	Total	iGATE	iGATE
External revenues	$306,229	$473,417	$779,646	$280,597	$193,099

Depreciation and amortization	9,813	28,922	38,735	9,014	7,582

Income from operations	57,785	48,125	105,910	53,008	32,391

Interest income (expense)	(51,025)	417	(50,608)	(108)	(69)
Foreign exchange gain (loss), net	16,233	(3,157)	13,076	(377)	(7,508)
Other income, net	2,340	13,405	15,745	5,171	4,346
Equity income in investment in affiliate	—	149	149	—	—

Income before income taxes	25,333	58,939	84,272	57,694	29,160
Income taxes	8,284	15,934	24,218	5,939	585

Net income	$17,049	$43,005	$60,054	$51,755	28,575

The Patni segment accounted for $473.4 million of revenues (net of intercompany revenues of $6.0 million) for the period from May 16, 2011 through December 31, 2011. The iGATE segment accounted for $306.2 million of revenues (net of intercompany revenues of $1.3 million) for the year ended December 31, 2011.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

Total assets by segment were as follows (in thousands):

	As of December 31,
	2011	2010
Patni segment.	$1,477,245	$—
iGATE segment.	237,604	305,043

Total assets	$1,714,849	$305,043

Revenues based on the location of the customer and fixed assets by geographic area consisted of the following (in thousands):

	Year Ended December 31,
	2011	2010	2009
Revenues:
United States.	$514,576	$139,571	$101,979
Canada.	114,509	97,061	50,955
Europe	98,384	25,325	25,489
Asia, principally India	52,177	18,640	14,676

Total revenues	$779,646	$280,597	$193,099

	As of December 31,
	2011	2010
Fixed assets:
United States.	$971	$1,198
Canada	98	154
Europe	2	8
Asia, principally India	174,601	51,590

Total fixed assets	$175,672	$52,950

The following is a concentration of revenues greater than 10% for the periods shown:

Particulars	2011	2010	2009
Royal Bank of Canada (“RBC”) .	14.5%	34.9%	26.8%
General Electric Company (“GE”).	11.7%	18.9%	23.0%

The Company accounts for multiple contracts (statement of works) with RBC and GE as separate arrangements, since each of these arrangements are negotiated separately. The receivables from these customers comprised 25% and 45% of net billed and unbilled receivables as of December 31, 2011 and 2010, respectively.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

23.	Related party transactions

The Company has advanced employees $1.8 million and $1.5 million as of December 31, 2011 and 2010, respectively. These advances are primarily given for initial conveyance and living expenses while on travel.

As of December 31, 2011, Sunil Wadhwani directly owned 10,621,551 common shares of the Company and indirectly owned 1,880,124 common shares of the Company through two family trusts and one family foundation.

As of December 31, 2011, Ashok Trivedi directly owned 10,714,082 common shares of the Company and indirectly owned 1,787,593 common shares of the Company through one family trust.

Messrs. Wadhwani and Trivedi have leased out to iGATE Global four apartments owned jointly and individually by them in Chennai, India, which were used as guesthouses by iGATE Global. The total rent paid was $1,700 ($850 each is paid to Mr. Wadhwani and Mr. Trivedi) for the year ended December 2010. This lease was terminated in April 2010.

Sunil Wadhwani and Ashok Trivedi also own a significant interest in Mastech Holdings, Inc. The transactions with Mastech Holdings Inc. are as follows (in thousands):

	For the year ended December 31,
Particulars	2011	2010	2009
Outsourcing services rendered to Mastech Holdings Inc	$901	$835	$770
Reimbursable expenses incurred on behalf of Mastech Holdings Inc	$48	$—	$318

	$949	$835	$1,088

The balances receivable from related parties are summarized as follows (in thousands):

Particulars	As of December 31,
	2011	2010
Due from Mastech Holdings Inc.
Accounts receivable, net of allowance.	$187	$140

	$187	$140

24.	Guarantor Subsidiaries – Supplemental condensed consolidating financial information

In connection with the consummation of the Patni Acquisition, the Company issued Notes which are the senior unsecured obligations of the Company. The Notes are guaranteed by the Company’s wholly owned domestic subsidiaries iGATE Technologies Inc., iGATE Inc. and iGATE Holding Corporation (collectively, the “Guarantors”). The Company has not included separate financial statements of the Guarantors because they are wholly-owned by the Company, the guarantees issued are full and unconditional, and the guarantees are joint and several.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

Condensed consolidating financial information for the Company and the Guarantors are as follows (in thousands):

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2011

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$7,384	$68,056	$—	75,440
Short-term investments	—	—	354,528	—	354,528
Accounts receivable, net	—	15,197	158,350	(836)	172,711
Unbilled revenues	—	3,364	42,149	(290)	45,223
Prepaid expenses and other current assets	5,808	610	12,334	—	18,752
Foreign exchange derivative contracts	—	—	277	—	277
Prepaid income taxes	—	—	8,341	—	8,341
Deferred tax assets	—	—	20,574	—	20,574
Receivable from Mastech	—	—	187	—	187
Receivable from group companies.	121,004	—	—	(121,004)	—

Total current assets	126,812	26,555	664,796	(122,130)	696,033
Investment in subsidiaries	330,000	1,052,660	1,263,841	(2,646,501)	—
Intercorporate loan	770,000	—	—	(770,000)	—
Deposits and other assets	23,993	17	8,092	—	32,102
Property and equipment, net	—	471	175,201	—	175,672
Lease hold Land	—	—	90,339	—	90,339
Prepaid income taxes	—	—	18,481	—	18,481
Deferred tax assets	—	—	30,456	—	30,456
Intangible assets, net	—	—	160,706	—	160,706
Goodwill	—	1,026	510,184	(150)	511,060

Total assets	$1,250,805	$1,080,729	$2,922,096	$(3,538,781)	$1,714,849

LIABILITIES, PREFERRED STOCK AND EQUITY
Current liabilities:
Accounts payable	$—	$100	$7,757	—	7,857
Line of credit	—	5,000	52,000	—	57,000
Accrued payroll and related costs	—	10,349	61,564	—	71,913
Other accrued liabilities	11,550	5,494	60,944	—	77,988
Foreign exchange derivative contracts	—	—	12,471	—	12,471
Payable to group companies	—	17,763	104,368	(122,131)	—
Accrued income taxes	—	2,506	1,487	—	3,993
Deferred revenue	—	1,607	20,805	—	22,412

Total current liabilities	11,550	42,819	321,396	(122,131)	253,634
Senior notes	770,000	—	—	—	770,000
Other long-term liabilities	—	770,000	4,610	(770,000)	4,610
Foreign exchange derivative contracts	—	—	6,739	—	6,739
Accrued income taxes	—	—	17,672	—	17,672
Deferred tax liabilities	—	—	58,992	—	58,992

Total liabilities	781,550	812,819	409,409	(892,131)	1,111,647

Series B Preferred stock	349,023	—	—	—	349,023
Shareholders’ equity:
Common shares	576	330,000	58,700	(388,699)	577
Common shares held in treasury, at cost	(14,714)	—	—	—	(14,714)
Additional paid-in capital	184,843	794	2,512,196	(2,496,552)	201,281
Retained earnings	(50,473)	(62,980)	226,532	(8,586)	104,493
Accumulated other comprehensive loss		96	(284,741)	26,725	(257,920)

Total equity	120,232	267,910	2,512,687	(2,867,112)	33,717

Non-controlling interest	—	—	—	220,462	220,462
Total liabilities, preferred stock and equity	$1,250,805	$1,080,729	$2,922,096	$(3,538,781)	$1,714,849

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2010

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$6,198	$61,726	$—	$67,924
Short-term investments	—	—	71,915	—	71,915
Accounts receivable, net	—	8,752	29,194	—	37,946
Unbilled revenues	—	2,051	11,842	—	13,893
Prepaid expenses and other current assets	—	174	5,206	—	5,380
Foreign exchange derivative contracts	—	—	794	—	794
Prepaid income taxes	—	—	59	(59)	—
Deferred tax assets	—	—	5,422	—	5,422
Receivable from group companies.	137,501	(24,073)	(57,253)	(56,035)	140

Total current assets	137,501	(6,898)	128,905	(56,094)	203,414
Deposits and other assets	—	2	5,441	—	5,443
Property and equipment, net	—	237	52,713	—	52,950
Deferred tax assets	—	—	10,117	—	10,117
Intangible assets, net	—	—	1,378	—	1,378
Goodwill	—	1,026	30,865	(150)	31,741

Total assets	$137,501	$(5,633)	$229,419	$(56,244)	$305,043

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$19	$3,272	—	3,291
Accrued payroll and related costs	—	1,497	18,212	—	19,709
Other accrued liabilities	—	6,413	24,941	—	31,354
Accrued income taxes	—	774	—	(59)	715
Deferred revenue	—	305	362	—	667

Total current liabilities	—	9,008	46,787	(59)	55,736
Other long-term liabilities	—	—	1,251	—	1,251

Total liabilities	—	9,008	48,038	(59)	56,987

Shareholders’ equity:
Common shares	572	—	2,903	(2,903)	572
Common shares held in treasury, at cost	(14,714)	—	—	—	(14,714)
Additional paid-in capital	176,012	844	64,911	(53,378)	188,389
Retained earnings	(24,369)	(15,004)	114,688	159	75,474
Accumulated other comprehensive loss	—	(481)	(1,121)	(63)	(1,665)

Total shareholders’ equity	137,501	(14,641)	181,381	(56,185)	248,056

Total liabilities and shareholders’ equity	$137,501	$(5,633)	$229,419	$(56,244)	$305,043

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEAR ENDED DECEMBER 31, 2011

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues	$—	$85,054	$740,706	$(46,114)	$779,646
Cost of revenues (exclusive of depreciation and amortization)	—	59,031	470,587	(46,114)	483,504

Gross margin	—	26,023	270,119	—	296,142
Selling, general and administrative expense	—	12,361	139,136	—	151,497
Depreciation and amortization	—	153	38,582	—	38,735

Income from operations	—	13,509	92,401	—	105,910
Interest expense	(50,240)	(46,615)	(338)	46,585	(50,608)
Foreign exchange (loss) gain, net	—	(7)	13,083	—	13,076
Equity in income of affiliated companies	—	—	149	—	149
Other income, net	46,585	42	15,703	(46,585)	15,745

Income before income taxes	(3,655)	(33,071)	120,998	—	84,272
Income tax expense	—	5,205	19,013	—	24,218

Net income (loss)	$(3,655)	$(38,276)	$101,985	$—	$60,054

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEAR ENDED DECEMBER 31, 2010

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues	$—	$49,841	$258,445	$(27,689)	$280,597
Cost of revenues (exclusive of depreciation and amortization)	—	33,474	162,121	(27,689)	167,906

Gross margin	—	16,367	96,324	—	112,691
Selling, general and administrative expense	—	12,107	38,562	—	50,669
Depreciation and amortization	—	149	8,865	—	9,014

Income from operations	—	4,111	48,897	—	53,008
Interest expense	—	—	(108)	—	(108)
Foreign exchange loss, net	—	(20)	(357)	—	(377)
Other income, net	—	588	4,583	—	5,171

Income before income taxes	—	4,679	53,015	—	57,694
Income tax expense	—	3,947	1,992	—	5,939

Net income	$—	$732	$51,023	$—	$51,755

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEAR ENDED DECEMBER 31, 2009

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues	$—	$323	$193,085	$(309)	$193,099
Cost of revenues (exclusive of depreciation and amortization)	—	309	117,693	(309)	117,693

Gross margin	—	14	75,392	—	75,406
Selling, general and administrative expense	—	404	35,029	—	35,433
Depreciation and amortization	—	326	7,256	—	7,582

Income from operations	—	(716)	33,107	—	32,391
Interest expense	—	(19)	(50)	—	(69)
Foreign exchange loss, net	—	(23)	(7,485)	—	(7,508)
Other income, net	—	478	3,868	—	4,346

Income before income taxes	—	(280)	29,440	—	29,160
Income tax expense	—	43	542	—	585

Net income	$—	$(323)	$28,898	$—	$28,575

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2011

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net income	$(3,655)	$(38,276)	$101,985	$—	$60,054
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	—	153	38,582	—	38,735
Stock based compensation	—	2,862	7,880	—	10,742
Write off of software implementation costs	—	—	1,196	—	1,196
Provision for lease termination	—	—	446	—	446
Realized gain on investments	—	—	(3,304)	—	(3,304)
Provision (recovery) of doubtful debts	—	62	993	—	1,055
Deferred income taxes	—	—	(4,454)	—	(4,454)
Loss (gain) on sale of property and equipment	—	—	51	—	51
Deferred gain (loss) on settled derivatives	—	—	(20,207)	—	(20,207)
Deferred rent	—	—	24	—	24
Amortization of debt issuance costs	3,655	—	—	—	3,655
Tax benefits related to stock option exercises	630	—	—	—	630
Other	—	—	(149)	—	(149)
Changes in working capital items, net of effects from acquisition
Accounts receivable and unbilled revenues	—	(7,820)	(12,075)	—	(19,895)
Intercorporate current account	16,495	(30,422)	13,927	—	—
Prepaid expenses and other current assets	—	(436)	906	—	470
Accounts payable	—	82	6,629	—	6,711
Accrued and other liabilities	10,927	21,214	(26,947)	—	5,194
Deferred revenue	—	1,302	232	—	1,534

Net cash flows provided by (used in) operating activities	$28,052	$(51,279)	$105,715	$—	$82,488

Cash Flows From Investing Activities:
Purchase of property and equipment	—	(387)	(21,052)	—	(21,439)
Proceeds from sale of property and equipment	—	—	305	—	305
Purchase of available-for-sale investments	—	—	(565,807)	—	(565,807)
Proceeds from maturities and sale of available-for-sale investments	—	—	555,726	—	555,726
Receipts from (payments for) lease deposits	—	(14)	2,225	—	2,211
Intercorporate loan	(770,000)	—	—	770,000	—
Payment for acquisition, net of cash acquired	(330,000)	(1,052,660)	(1,168,404)	1,382,660	(1,168,404)

Net cash flows used in investing activities	$(1,100,000)	$(1,053,061)	$(1,197,007)	$2,152,660	$(1,197,408)

Cash Flows From Financing Activities:
Payments on capital lease obligations	—	—	(355)	—	(355)
Proceeds from line of credit	—	5,000	52,000	—	57,000
Proceeds from sale of preferred stock, net of issuance costs	326,574	—	—	—	326,574
Proceeds from debt issuance	770,000	—	—	—	770,000
Payment of debt issuance costs	(33,456)	—	—	—	(33,456)
Proceeds from exercise of stock options	8,200	—	(7,491)	—	709
Tax benefits related to stock option exercises	630	—	—	—	630
Proceeds from issuance of equity stock	—	330,000	1,052,660	(1,382,660)	—
Proceeds from exercise of subsidiary stock options	—	—	813	—	813
Intercorporate loan	—	770,000	—	(770,000)	—

Net cash flows provided by ( used in) financing activities	$1,071,948	$1,105,000	$1,097,627	$(2,152,660)	$1,121,915

Effect of exchange rates changes on cash and cash equivalents	—	526	(5)	—	521

Net change in cash and cash equivalents	—	1,186	6,330	—	7,516
Cash and cash equivalents, beginning of year	—	6,199	61,725	—	67,924

Cash and cash equivalents, end of year	$—	$7,385	$68,055	—	$75,440

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2010

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net income	$—	$732	$51,023	$—	$51,755
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	—	149	8,865	—	9,014
Stock based compensation	—	3,180	3,471	—	6,651
Realized gain on investments	—	—	(3,014)	—	(3,014)
Provision (recovery) of doubtful debts	—	4	(444)	—	(440)
Deferred income taxes	—	—	(6,506)	—	(6,506)
Gain on sale of property and equipment	—	—	(1,370)	—	(1,370)
Gain on sale of investments in affiliates	—	(568)	—	—	(568)
Deferred rent	—	—	(21)	—	(21)
Tax benefits related to stock option exercises	341	—	—	—	341
Working capital items:
Accounts receivable and unbilled revenues	—	(10,469)	(6,066)	—	(16,535)
Intercorporate current account	6,387	510	(6,897)	—	—
Prepaid expenses and other current assets	—	(137)	(506)	—	(643)
Accounts payable	—	158	758	—	916
Accrued and other liabilities	(285)	9,061	13,178	—	21,954
Deferred revenue	—	305	(571)	—	(266)
Restructuring reserve	—	—	(101)	—	(101)

Net cash flows provided by operating activities	$6,443	$2,925	$51,799	$—	$61,167

Cash Flows From Investing Activities:
Purchase of property and equipment	—	—	(16,844)	—	(16,844)
Proceeds from sale of property and equipment	—	—	3,280	—	3,280
Purchase of available-for-sale investments	—	—	(145,760)	—	(145,760)
Proceeds from maturities and sale of available-for-sale investments	—	—	146,829	—	146,829
Receipts from (payments for) lease deposits	—	(2)	340	—	338
Proceeds from sale of investments in affiliates	—	568	—	—	568

Net cash flows provided by (used in) investing activities	$—	$566	$(12,155)	$—	$(11,589)

Cash Flows From Financing Activities:
Payments on capital lease obligations	—	—	(221)	—	(221)
Dividends paid	(14,509)	—	—	—	(14,509)
Purchase of subsidiary’s stock	(45)	—	—	—	(45)
Proceeds from exercise of stock options	7,770	(3,180)	(2,507)	—	2,083
Payment of withholding taxes related to restricted stock	—	—	(964)	—	(964)
Tax benefits (expense) related to stock option exercises	341	—	—	—	341

Net cash flows used in financing activities	$(6,443)	$(3,180)	$(3,692)	$—	$(13,315)

Effect of exchange rates changes on cash and cash equivalents	—	(178)	2,274	—	2,096

Net change in cash and cash equivalents	—	133	38,226	—	38,359
Cash and cash equivalents, beginning of year	—	6,066	23,499	—	29,565

Cash and cash equivalents, end of year	$—	$6,199	$61,725	$—	$67,924

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2009

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net income	$—	$(325)	$28,900	$—	$28,575
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	—	326	7,256	—	7,582
Stock based compensation	—	330	4,820	—	5,150
Realized gain on investments	—	—	(2,382)	—	(2,382)
Provision (recovery) of doubtful debts	—	—	268	—	268
Deferred income taxes	—	—	(4,657)	—	(4,657)
Gain on sale of property and equipment	—	(2)	(14)	—	(16)
Deferred rent	—	—	112	—	112
Tax benefits related to stock option exercises	(78)	—	—	—	(78)
Working capital items:
Accounts receivable and unbilled revenues	—	(338)	8,296	—	7,958
Intercorporate current account	182	4,382	(4,564)	—	—
Prepaid expenses and other current assets	—	751	(362)	—	389
Accounts payable	—	(49)	116	—	67
Accrued and other liabilities	150	(1,569)	2,392	—	973
Deferred revenue	—	—	118	—	118
Restructuring reserve	—	(170)	—	—	(170)

Net cash flows provided by operating activities	$254	3,336	$40,299	$—	$43,889

Cash Flows From Investing Activities:
Purchase of property and equipment	—	2	(13,155)	—	(13,153)
Proceeds from sale of property and equipment	—	—	16	—	16
Purchase of available-for-sale investments	—	—	(58,988)	—	(58,988)
Proceeds from maturities and sale of available-for-sale investments	—	—	30,714	—	30,714
Receipts from (payments for) lease deposits	—	—	(307)	—	(307)

Net cash flows used in investing activities	$—	$2	$(41,720)	$—	$(41,718)

Cash Flows From Financing Activities:
Payments on capital lease obligations	—	—	(172)	—	(172)
Dividends paid	(5,960)	—	—	—	(5,960)
Purchase of subsidiary’s stock	(62)	—	—	—	(62)
Proceeds from exercise of stock options	5,768	(4,252)	493	—	2,009
Tax benefits (expense) related to stock option exercises	—	(78)	—	—	(78)

Net cash flows provided by (used in) financing activities	$(254)	$(4,330)	$321	$—	$(4,263)

Effect of exchange rates changes on cash and cash equivalents	—	475	304	—	779

Net change in cash and cash equivalents	—	(517)	(796)	—	(1,313)
Cash and cash equivalents, beginning of year	—	6,583	24,295	—	30,878

Cash and cash equivalents, end of year	$—	$6,066	$23,499	$—	$29,565

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

25.	Commitments and contingencies

Capital commitments

As of December 31, 2011, the Company has open purchase orders totaling $3.2 million to purchase property and equipment.

Bank guarantees

As of December 31, 2011, guarantees and letter of credit provided by banks on behalf of iGATE Global to customs authorities and vendors for capital procurements aggregated to $1.9 million. These guarantees and letters of credit have a remaining expiry term of approximately one to three years.

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

Contingencies

Income taxes – iGATE Global

At December 31, 2011, iGATE Global has an open tax demand of $2.2 million for assessment years 2004-05, 2007-08 and 2008-09. In all the above assessment orders, demand is raised mainly on account of disallowance of certain 10A benefits. Although the Company has paid an amount of $1.9 million in relation to these demands, which are pending at various levels of appeals, management considers these disallowances as not tenable against the Company, and therefore no provision for tax contingencies has been established related to unpaid amounts.

Income taxes – Patni

Patni has received Income Tax Demand orders, amounting to $ 101.68 million for the assessment years 2002-03, 2003-04, 2004-05, 2005-06, 2006-07 and 2007-08. The assessment orders demand is raised mainly on account of disallowance of certain 10A benefits and transfer pricing adjustment on account of interest on delayed recoveries from associated enterprises and BPO operation. Although the Company has paid an amount of $5.75 million related to these demands,which are pending at various levels of appeals, management considers these disallowances as not tenable against the Company, and therefore no provision for tax contingencies has been established related to unpaid amounts.

In December 2011, Income Tax department has issued a draft assessment order for assessment year 2008-09 disallowing the tax benefits under section 10A of the Indian Income Tax Act as per the earlier assessments, as well as making a transfer pricing adjustment for delayed recoveries from the associated enterprises. The Company has filed the objections against the draft order before the Dispute Resolution Panel (“DRP”) newly set up under the Income Tax Act. Management considers these disallowances as not tenable against the Company, and therefore no provision for tax contingencies has been established.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

The Company is involved in lawsuits and claims which arise in ordinary course of business. Management believes that the ultimate outcome of these matters will not have a material adverse impact on its financial position, results of operations and cash flows.

26.	Fair Value Measurements

FASB ASC Topic 820“Fair Value Measurements” establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1 – Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 – Includes other inputs that are directly or indirectly observable in the marketplace.

Level 3 – Unobservable inputs which are supported by little or no market activity.

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

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

Assets and liabilities measured at fair value are summarized below (in thousands):

Description	December 31, 2011	Fair value measurement at reporting date using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Short term investments:
Liquid mutual fund units	$231,341	$231,341	—	$—
Fixed maturity fund units	$114,287	—	$114,287
Certificate of Deposits with banks and others	8,900	—	8,900	—
Foreign currency exchange derivatives	277	—	277	—

Total current assets	$354,805	$231,341	$123,464	$—

Liabilities
Current liabilities:
Foreign currency exchange derivatives	$12,471	$—	$12,471	$—

Total current liabilities	$12,471	$—	$12,471	$—

Non current liabilities:
Foreign currency exchange derivatives	$6,739	$—	$6,739	$—

Total non-current liabilities	$6,739	$—	$6,739	$—

Description	December 31, 2010	Fair value measurement at reporting date using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Short term investments:
Money market mutual funds	$70,796	$70,796	$—	$—
Non convertible debentures	1,119	—	1,119	—
Foreign exchange derivative contracts	1,049	—	1,049	—

Total current assets	$72,964	$70,796	$2,168	$—

Other investments:
Non convertible debentures	$2,237	$—	$2,237	$—

Total assets	$2,237	$—	$2,237	$—

Liabilities
Foreign exchange derivative contracts	$255	$—	$255	$—

Total liabilities	$255	$—	$255	$—

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

Investments

The Company’s investments consist primarily of investment in debt linked mutual funds and certificates of deposit with banks. Fair value of debt linked mutual funds are based on prices as stated by the issuers of mutual funds and are classified as Level 1 or 2 after considering whether the fair value is readily determinable. Fair value of investments in certificate of deposits, classified as available for sale, is determined using observable market inputs and are classified as Level 2.

Assets and liabilities not measured at fair value

The fair value of Company’s current assets and current liabilities approximate their carrying value because of their short-term maturity. Such financial instruments are classified as current and are expected to be liquidated within the next twelve months. The fair value of capital lease obligations has been estimated by discounting cash flows based on current rate available to the Company for similar types of borrowing arrangements. The fair value and carrying value of capital lease obligations is set out below (in thousands):

Capital lease obligations	Fair Value	Carrying value
As of December 31, 2011	$1,115	$864
As of December 31, 2010	1,093	834

27.	Quarterly Financial Information (Unaudited)

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

	Three Months Ended
(in thousands)	March 31	June 30	September 30	December 31
2011
Revenues	$75,798	$170,417	$265,724	$267,707
Gross Margin	31,003	59,214	98,159	107,766
Income from Operations	6,949	9,733	37,747	51,481
Net Income	17,939	4,486	17,203	20,426

Net Income attributable to iGATE	$17,939	$3,999	$14,253	$15,277

Net earnings per common share, basic	$0.23	$(0.02)	$0.10	$0.11

Net earnings per common share, diluted	$0.22	$(0.02)	$0.10	$0.11

2010
Revenues	$57,890	$66,849	$74,845	$81,013
Gross Margin	23,212	25,459	29,467	34,553
Income from Operations	10,985	11,490	15,160	15,373
Net Income	11,614	11,154	14,265	14,722
Net Income attributable to iGATE	$11,614	$11,154	$14,265	$14,722

Net earnings per common share, basic	$0.21	$0.20	$0.25	$0.26

Net earnings per common share, diluted	$0.20	$0.20	$0.25	$0.25

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

28.	Subsequent Events

Proposed acquisition of remaining stake of Patni and delisting from the Stock Exchanges

On November 16, 2011, Pan-Asia and iGATE Global (collectively the “Promoters”), subsidiaries of the Company announced that they were initiating the process of voluntarily delisting the equity shares of Patni from the Indian Stock Exchanges and the ADSs from the New York Stock Exchange. The delisting offer (the “Delisting Offer”) involves a price discovery mechanism, which is known in India as the “Reverse Book Building Process.” The offer price (the “Offer Price”) (i.e., the price at which the shares of the Public Shareholders are to be purchased pursuant to the Delisting Offer) is determined after establishment of a statutorily prescribed “floor price,” which is determined in accordance with Delisting Regulations. The floor price for the Delisting Offer is Rs. 356.74. In accordance with the Indian Delisting Regulations, the Promoters made the Public Announcement on March 14, 2012 relating to an offer to purchase the remaining publicly traded equity shares of Patni. The Public Announcement gives details of the Delisting Offer and the period during which it would be open. The entire process including payment of consideration to the shareholders who have validly tendered shares would take up to 30 to 60 days while the actual delisting from the exchanges would take up to 60 to 90 days, from the date of the public announcement. As of March 9, 2012, Patni stock closed at Rs. 475.45, Rs. 475.50 and $19.20 on the NSE, BSE and NYSE respectively.

Financing arrangement

On March 8, 2012 (the “Closing Date”), Pan-Asia entered into a credit agreement (the “Credit Facility”) for a secured term loan facility with the lenders named therein and DBS Bank Ltd., Singapore, as administrative agent (the “Administrative Agent”).

The Credit Facility has a commitment amount of $215.0 million and matures on May 8, 2014. The Credit Facility contains customary representations and warranties, events of default and affirmative and negative covenants, and does not contain any financial covenants. The borrowing under the Credit Facility carries an annual interest rate of LIBOR plus applicable margin varying from 2.8% to 3.2% for terms extending from 0 to 27 months. The facility is secured through a pledge of iGATE Technologies’ equity interests in Pan-Asia representing an indirect interest in Patni of up to 65%. The Company, along with several of its wholly owned subsidiaries, has entered into a Guaranty (the “Guaranty”) with the Administrative Agent, under which the Company has guaranteed all of the obligations of Pan-Asia under the Credit Facility.

After the Closing Date, the Credit Facility will be available to finance Pan-Asia’s purchase of the remaining publicly traded equity shares of Patni.

Other

In January 2012, service tax authorities in India have issued a notice to Patni asking it to make additional payment of service tax amounting to approximately $1 million plus interest for delayed payment. The Company is in the process of responding to this notice and based on its assessment believes that these demands are not tenable against the Company, and therefore no provision for this tax contingency has been established.

The Company has evaluated subsequent events though the date of filing the financial statements and no events, other than what has been disclosed above, has occurred from the balance sheet date through that date that would impact the Consolidated Financial Statements.

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

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making its assessment of internal control over financial reporting, management used the criteria described in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based upon this assessment, management has concluded and hereby reports that the Company’s internal control over financial reporting was effective as of December 31, 2011. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Company’s independent registered public accounting firm, Ernst & Young, has issued its report on the effectiveness of the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of iGATE Corporation

We have audited iGATE Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). iGATE Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, iGATE Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2011 consolidated financial statements of iGATE Corporation and our report dated March 14, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young

Gurgaon, India

March 14, 2012

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item, not set forth below, is incorporated herein by reference from the Company’s definitive proxy statement relating to the 2012 Annual Meeting of Shareholders scheduled to be held on April 13, 2012, which will be filed with the SEC within 120 days after the close of the Company’s fiscal year ended December 31, 2011 (the “Proxy Statement”).

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to the Company’s Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) l. Financial Statements

The following Consolidated Financial Statements of the registrant and its subsidiaries are included on pages 60 to 64 and the report of Independent Registered Public Accounting Firm is included on page 59 in this Form 10-K.

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets – December 31, 2011 and 2010.

Consolidated Statements of Income – Years ended December 31, 2011, 2010 and 2009.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) – Years ended December 31, 2011, 2010 and 2009.

Consolidated Statements of Cash Flows – Years ended December 31, 2011, 2010 and 2009.

Notes to Consolidated Financial Statements

All other schedules are omitted because they are not required, are not applicable, or the required information is shown in the Consolidated Financial Statements or notes thereto.

2.	Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index, which is incorporated herein by reference.

Exhibit	Index Description of Exhibit

2.1	Share Purchase Agreement, dated as of January 10, 2011, by and among Pan-Asia iGATE Solutions, iGATE Global Solutions Limited and the sellers party thereto, is incorporated by reference to Exhibit 2.1 to iGATE Corporation’s (“iGATE”) Form 8-K, filed on January 12, 2011.

2.2	Share Purchase Agreement, dated as of January 10, 2011, by and among Pan-Asia iGATE Solutions and General Atlantic Mauritius Limited, is incorporated by reference to Exhibit 2.2 to iGATE’s Form 8-K, filed on January 12, 2011.

2.3	Securities Purchase Agreement, dated as of January 10, 2011, by and among Pan-Asia iGATE Solutions and General Atlantic Mauritius Limited, is incorporated by reference to Exhibit 2.3 to iGATE’s Form 8-K, filed on January 12, 2011.

2.4	Separation and Distribution Agreement by and between iGATE and Mastech Holdings, Inc., dated September 30, 2008, is incorporated by reference to Exhibit 2.1 to iGATE’s Form 8-K, filed on October 1, 2008.

3.1	Third Amended and Restated Articles of Incorporation of iGATE , dated May 5, 2011, is incorporated by reference to Exhibit 3.1 to iGATE’s Form 8-K, filed on May 11, 2011.

3.2	Amended and Restated Bylaws of the Company are incorporated by reference to Exhibit 3.2 to iGATE’s Quarterly Report on Form 10-Q, filed on August 14, 2000.

3.3	Statement with Respect to Shares—8% Series B Convertible Participating Preferred Stock, no par value per share, is incorporated by reference to Exhibit 3.1 to iGATE’s Form 8-K, filed on February 4, 2011.

Exhibit	Index Description of Exhibit

4.1	Registration Rights Agreement, between iGATE and the Selling Shareholders named therein, dated as of August 17, 2010, is incorporated by reference to Exhibit 4.2 to iGATE’s Registration Statement on Form S-3, Commission File No. 333-170042, filed on October 20, 2010.

4.2	Form of certificate representing the Common Stock of the Company is incorporated by reference to Exhibit 4.1 to iGATE’s Registration Statement on Form S-1, Commission File No. 333-14169, filed on November 19, 1996.

4.3	Indenture, dated April 29, 2011, by and among iGATE, iGATE Technologies, Inc., and Wilmington Trust, National Association (successor by merger to Wilmington Trust FSB), as trustee, is incorporated by reference to Exhibit 4.1 to iGATE’s Form 8-K, filed on May 5, 2011.

4.4	Supplemental Indenture, dated May 12, 2011, among iGATE, the guarantors named therein, and Wilmington Trust, National Association (successor by merger to Wilmington Trust FSB), as trustee, is incorporated by reference to Exhibit 4.4 to iGATE’s Registration Statement on Form S-4, filed on September 30, 2011.

4.5	Registration Rights Agreement, by and among iGATE, iGATE Technologies, Inc., Jefferies & Company, Inc. and RBC Capital Markets, LLC, dated April 29, 2011, is incorporated by reference to Exhibit 4.2 to iGATE’s Form 8-K, filed on May 5, 2011.

4.6	Escrow Agreement, by and among iGATE, as Grantor, Wilmington Trust, National Association (successor by merger to Wilmington Trust FSB), as Trustee, and Standard Chartered Bank, as Escrow Agent, is incorporated by reference to Exhibit 10.1 to iGATE’s Form 8-K, filed on May 5, 2011.

4.7	Account Security Deed, dated as of May 3, 2011, by and among iGATE, as chargor, and Wilmington Trust, National Association (successor by merger to Wilmington Trust FSB), as chargee, is incorporated by reference to Exhibit 10.2 to iGATE’s Form 8-K, filed on May 5, 2011.

10.1	Shareholders Agreement by and among the Company, Sunil Wadhwani and Ashok Trivedi and the Joinder Agreement by Grantor Retained Annuity Trusts established by Messrs. Wadhwani and Trivedi are incorporated by reference to Exhibit 10.5 to iGATE’s Registration Statement on Form S-1, Commission File No. 333-14169, filed on December 16, 1996.

10.2	Purchase Agreement between Patni Computer Systems Limited and Cymbal Corporation dated November 3, 2004, is incorporated by reference to Exhibit 10.3 to Patni’s Form F-1, filed November 17, 2005.

10.3	Consultancy Agreement between Patni Computer Systems Limited and Patni Americas Inc. (formally Patni Computer Systems Inc) dated October 27, 2000, is incorporated by reference to Exhibit 10.6 to Patni’s Form F-1, filed November 17, 2005.

10.4	Information Technology Services Agreement between General Electric International Inc. and Patni Computer Systems Inc. dated November 12, 2003, is incorporated by reference to Exhibit 10.8 to Patni’s Form F-1, filed November 17, 2005.

10.5	Amendment to Information Technology Services Agreement between General Electric International Inc. and Patni Computer Systems Inc. dated August 3, 2006, is incorporated by reference to Exhibit 4.9 to Patni’s Form 20-F/A, dated March 5, 2008.

10.6	Goods Security Agreement dated May 21, 2008 by and among iGATE Global Solutions Ltd., and Citibank N.A., is incorporated by reference to Exhibit 10.8 to iGATE’s Quarterly Report on Form 10-Q, filed on August 1, 2008.

10.7	Tax Sharing Agreement by and between iGATE and Mastech Holdings, Inc., dated September 30, 2008, is incorporated by reference to Exhibit 10.1 to iGATE’s Form 8-K, filed on October 1, 2008.

Exhibit	Index Description of Exhibit

10.8	Performance Guarantee, dated as of January 10, 2011, by iGATE to the Sellers named therein, is incorporated by reference to Exhibit 10.1 to iGATE’s Form 8-K, filed on January 12, 2011.

10.9	Performance Guarantee, dated as of January 10, 2011, by iGATE to General Atlantic Mauritius Limited, is incorporated by reference to Exhibit 10.2 to iGATE’s Form 8-K, filed on January 12, 2011.

10.10	Debt Commitment Letter, dated as of January 10, 2011, by and among iGATE, Jefferies Finance LLC and Royal Bank of Canada, is incorporated by reference to Exhibit 10.3 to iGATE’s Form 8-K, filed on January 12, 2011.

10.11	Securities Purchase Agreement, dated as of January 10, 2011, by and among iGATE and Viscaria Limited, is incorporated by reference to Exhibit 10.1 to iGATE’s Form 8-K, filed on January 12, 2011.

10.12	Equity Commitment Letter, dated as of January 10, 2011, by and among iGATE, Apax Europe VII-A, L.P., Apax Europe VII-B, L.P., Apax Europe VII-1, L.P., Apax Europe VI-A, L.P., Apax Europe VI-1, L.P. and Apax US VII- L.P., is incorporated by reference to Exhibit 10.2 to iGATE’s Form 8-K, filed on January 12, 2011.

10.13	Amended and Restated Voting and Standstill Agreement, dated as of February 1, 2011, by and among iGATE, Viscaria Limited and the shareholders party thereto, is incorporated by reference to Exhibit 10.2 to iGATE’s Form 8-K, filed on February 4, 2011.

10.14	Investor Rights Agreement, dated as of February 1, 2011, by and among iGATE and Viscaria Limited, is incorporated by Reference to Exhibit 10.1 to iGATE’s Form 8-K, filed on February 4, 2011.

10.15	Purchase Agreement, by and among iGATE, iGATE Technologies, Inc., Jefferies & Company, Inc. and RBC Capital Markets, LLC, dated April 14, 2011, is incorporated by reference to Exhibit 10.1 to iGATE’s Form 8-K, filed on April 15, 2011.

10.16	Credit Agreement, dated as of May 10, 2011, among iGATE, as borrower, DBS Bank Ltd., Singapore, as administrative agent, and the other lenders named therein, is incorporated by reference to Exhibit 10.1 to iGATE’s Form 8-K, filed on May 16, 2011.

10.17	Marketing Manager’s Agreement by and between Quantum Information Resources Limited and Jason Trussell, dated November 2, 1994, is incorporated by reference to Exhibit 10.23 to iGATE’s Annual Report on Form 10-K, for the year ended December 31, 2009.*

10.18	Executive Employment Agreement between iGate Global Solutions Limited and Sumit Ganguli, dated October 18, 2003, is incorporated by reference to Exhibit 10.22 to iGATE’s Annual Report on Form 10-K, for the year ended December 31, 2009.*

10.19	iGate Corporation 2006 Stock Incentive Plan is incorporated by reference to Exhibit 10.01 to iGATE’s Quarterly Report on Form 10-Q, filed on August 9, 2006.*

10.20	Employment Agreement, dated as of June 6, 2008, by and between the Company and Sunil Wadhwani, is incorporated by reference to Exhibit 10.2 to iGATE’s Annual Report on Form 10-K for the year ended December 31, 2009.*

10.20(a)	Amendment Agreement, dated April 1, 2009, between the Company and Sunil Wadhwani, is incorporated by reference to Exhibit 10.2(a) to iGATE’s Annual Report on Form 10-K for the year ended December 31, 2009.*

10.21	Employment Agreement, dated as of June 6, 2008, by and between the Company and Ashok Trivedi, is incorporated by reference to Exhibit 10.1 to iGATE’s Annual Report on Form 10-K for the year ended December 31, 2009.*

Exhibit	Index Description of Exhibit

10.22(a)	Amendment Agreement, dated April 1, 2009, between the Company and Ashok Trivedi, is incorporated by reference to Exhibit 10.1(A) to iGATE’s Annual Report on Form 10-K for the year ended December 31, 2009.*

10.23	Senior Executive Employment Agreement dated January 1, 2010 between Phaneesh Murthy and iGATE Technologies Inc., is incorporated by reference to Exhibit 10.15 to iGATE’s Annual Report on Form 10-K for the year ended December 31, 2010.*

10.24	Senior Executive and Wholetime Director Employment Agreement between iGATE Global Solutions Limited and Sean Narayanan, dated January 1, 2010, is incorporated by reference to Exhibit 10.35 to iGATE’s Annual Report on Form 10-K, for the year ended December 31, 2010.*

10.24(a)	Amendment Agreement, effective January 1, 2010, by and between iGATE Global Solutions Limited and Sean Suresh Narayanan, is incorporated by reference to Exhibit 10.1 to iGATE’s Form 8-K, filed on February 16, 2011.*

10.25	Senior Executive and Wholetime Director Employment Agreement between iGATE Global Solutions Limited and Sujit Sircar dated January 1, 2010 is incorporated by reference to Exhibit 10.14 to iGATE’s Annual Report on Form 10-K for the year ended December 31, 2010.*

10.25(a)	Amendment Agreement, effective January 1, 2010, by and between iGATE Global Solutions Limited and Sujit Sircar, is incorporated by reference to Exhibit 10.2 to iGATE’s Form 8-K, filed on February 16, 2011.*

10.26	Form of non-qualified stock option agreement is incorporated by reference to Exhibit 10.1 to iGATE’s Quarterly Report on Form 10-Q, filed on April 28, 2010.*

10.27	Form of performance share award agreement is incorporated by reference to Exhibit 10.1 to iGATE’s Quarterly Report on Form 10-Q, filed on July 28, 2010.*

10.28	Performance Share Award Agreement by and between iGATE and Phaneesh Murthy, dated March 30, 2010, is incorporated by reference to Exhibit 10.2 to iGATE’s Quarterly Report on Form 10-Q, filed on July 28, 2010.*

10.29	Performance Share Award Agreement by and between iGATE and Phaneesh Murthy, dated March 30, 2010, is incorporated by reference to Exhibit 10.3 to iGATE’s Quarterly Report on Form 10-Q, filed on July 28, 2010.*

10.30	Offer Letter executed by Robert W. Massie on December 31, 2010, is incorporated by reference to Exhibit 10.34 to iGATE’s Annual Report on Form 10-K, for the year ended December 31, 2010.*

10.31	iGATE Corporation 2011 Annual Incentive Compensation Plan, is incorporated by reference to Annex B to iGATE’s Definitive Proxy Statement filed on April 13, 2011.*

10.32	Employment Contract, dated July 1, 2011, between Suresh Anantha Narayanan and iGATE Technologies, Inc., is incorporated by reference to Exhibit 10.1 to iGATE’s Form 8-K, filed on July 7, 2011.*

10.33	Employment Contract, dated July 1, 2011, between Srinivas Rao Kandula and iGATE Technologies, Inc., is incorporated by reference to Exhibit 10.2 to iGATE’s Form 8-K, filed on July 7, 2011.*

10.34	Employment Contract, dated July 1, 2011, between Sujit Sircar and iGATE Global Solutions Limited, is incorporated by reference to Exhibit 10.3 to iGATE’s Form 8-K, filed on July 7, 2011.*

10.35	Restricted Stock Award Agreement between iGATE and Phaneesh Murthy, dated May 12, 2011, is incorporated by reference to Exhibit 10.13 to iGATE’s Quarterly Report on Form 10-Q, filed on August 9, 2011.*

Exhibit	Index Description of Exhibit

10.36	Performance-Based Restricted Stock Award Agreement between iGATE and Phaneesh Murthy, dated May 12, 2011, is incorporated by reference to Exhibit 10.14 to iGATE’s Quarterly Report on Form 10-Q, filed on August 9, 2011.

10.37	Restricted Stock Award Agreement between iGATE and Sujit Sircar, dated May 12, 2011, is incorporated by reference to Exhibit 10.15 to iGATE’s Quarterly Report on Form 10-Q, filed on August 9, 2011.

10.38	Performance-Based Restricted Stock Award Agreement between iGATE and Sujit Sircar, dated May 12, 2011, is incorporated by reference to Exhibit 10.16 to iGATE’s Quarterly Report on Form 10-Q, filed on August 9, 2011.

10.39	Restricted Stock Award Agreement between iGATE and Sean Suresh Narayanan, dated May 12, 2011, is incorporated by reference to Exhibit 10.17 to iGATE’s Quarterly Report on Form 10-Q, filed on August 9, 2011.

10.40	Performance-Based Restricted Stock Award Agreement between iGATE and Sean Suresh Narayanan, dated May 12, 2011, is incorporated by reference to Exhibit 10.18 to iGATE’s Quarterly Report on Form 10-Q, filed on August 9, 2011.

10.41	Restricted Stock Award Agreement between iGATE and Srinivas Kandula, dated May 12, 2011, is incorporated by reference to Exhibit 10.19 to iGATE’s Quarterly Report on Form 10-Q, filed on August 9, 2011.

10.42	Performance-Based Restricted Stock Award Agreement between iGATE and Srinivas Kandula, dated May 12, 2011, is incorporated by reference to Exhibit 10.20 to iGATE’s Quarterly Report on Form 10-Q, filed on August 9, 2011.

10.43	Restricted Stock Award Agreement between iGATE and Jason Trussell, dated June 15, 2011, is incorporated by reference to Exhibit 10.21 to iGATE’s Quarterly Report on Form 10-Q, filed on August 9, 2011.

10.44	Performance-Based Restricted Stock Agreement between iGATE and Jason Trussell, dated June 15, 2011, is incorporated by reference to Exhibit 10.22 to iGATE’s Quarterly Report on Form 10-Q, filed on August 9, 2011.

10.45	Lease Agreement dated January 16, 1995, by and between iGS and Messrs. Wadhwani and Trivedi for real estate in Bangalore, India, is incorporated by reference to Exhibit 10.10 to iGATE’s Registration Statement on Form S-1, Commission File No. 333-14169, filed on November 19, 1996.

10.46	Lease Agreement dated November 6, 1996, by and between iGS and Messrs. Wadhwani and Trivedi for real estate in Bangalore, India, is incorporated by reference to Exhibit 10.11 to iGATE’s Registration Statement on Form S-1, Commission File No. 333-14169, filed on November 19, 1996.

10.47	Lease Agreement dated April 1, 1996, by and between Scott Systems Private Limited and Messrs. Wadhwani and Trivedi for real estate in Bombay, India, is incorporated by reference to Exhibit 10.12 to iGATE’s Registration Statement on Form S-1, Commission File No. 333-4169, filed on November 19, 1996.

10.48	Lease Agreement dated April 1, 1996, by and between Scott Systems Private Limited and Sunil Wadhwani for real estate in Bombay, India, is incorporated by reference to Exhibit 10.13 to iGATE’s Registration Statement on Form S-1, Commission File No. 333-14169, filed on November 19, 1996.

10.49	Lease Agreement dated April 1, 1996, by and between Scott Systems Private Limited and Ashok Trivedi for real estate in Bombay, India, is incorporated by reference to Exhibit 10.14 to iGATE’s Registration Statement on Form S-1, Commission File No. 333-14169, filed on November 19, 1996.

Exhibit	Index Description of Exhibit

10.50	Lease Agreement dated January 15, 1998, by and between iGS and Messrs. Wadhwani and Trivedi for real estate in Bangalore, India, is incorporated by reference to Exhibit 10.12 to iGATE’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.51	Lease Agreement dated March 26, 1997, by and between iGS and Messrs. Wadhwani and Trivedi for real estate in Bangalore, India, is incorporated by reference to Exhibit 10.13 to iGATE’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.52	Lease Agreement dated January 13, 1998, by and between iGS and Messrs. Wadhwani and Trivedi for real estate in Chennai, India, is incorporated by reference to Exhibit 10.14 to iGATE’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.53	Lease Agreement dated April 18, 1998, by and between Scott Systems Private Limited and Messrs. Wadhwani and Trivedi for real estate in Mumbai, India, is incorporated by reference to Exhibit 10.18 to iGATE’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.54	Lease Agreement dated April 18, 1998, by and between Scott Systems Private Limited and Messrs. Wadhwani and Trivedi for real estate in Mumbai, India, is incorporated by reference to Exhibit 10.19 to iGATE’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.55	Lease Agreement dated October 14, 1998, by and between Park Ridge One Associates and the Company for office space located in Park Ridge Office Center near Pittsburgh, Pennsylvania, is incorporated by reference to Exhibit 10.25 to iGATE’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.55(a)	First Amendment to Lease Agreement dated October 14, 1998, by and between Park Ridge One Associates and the Company for office space located in Park Ridge Office Center near Pittsburgh, is incorporated by reference to Exhibit 10.20(a) to iGATE’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.56	Lease Agreement dated June 8, 2000, by and between the Company and Foster Plaza Holding Corporation for office space in Foster Plaza located near Pittsburgh, Pennsylvania, is incorporated by reference to Exhibit 10.21 to iGATE’s Annual Report on Form 10-K for the year ended December 31, 2000.

10.57	Lease Deed entered into between Patni Computer Systems Limited and State Industrial Promotion Corporation of Tamil Nadu Limited (SIPCOT), filed September 30, 2004, is incorporated by reference to Exhibit 10.4 to Patni’s Form F-1, dated November 17, 2005.

10.58	Credit Agreement, dated as of March 8, 2012, among Pan-Asia iGATE Solutions, as Borrower, DBS Band Ltd., Singapore, as administrative agent, and the other lenders names therein, is incorporated by reference to Exhibit 10.1 to iGate’s Form 8-K, filed on March 14, 2012.

10.59	Guaranty, dated as of March 8, 2012, among iGATE Corporation and certain subsidiaries thereof from time to time party thereto, and DBS Bank Ltd., Singapore, is incorporated by reference to Exhibit 10.2 to iGate’s Form 8-K, filed on March 14, 2012.

21.0	Subsidiaries of the Registrant is filed herewith.

23.1	Consent of Ernst & Young, Independent Registered Public Accounting Firm, is filed herewith.

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer is filed herewith.

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer is filed herewith.

32.01	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer is filed herewith.

32.02	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer is filed herewith.

101.INS(1)	XBRL Instance Document

101.SCH(1)	XBRL Taxonomy Extension Schema Document

Exhibit	Index Description of Exhibit

101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management compensatory plan or arrangement
(1)	These interactive data files shall be deemed furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, and not otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of March, 2012.

iGATE CORPORATION

March 14, 2012	/S/ PHANEESH MURTHY
Phaneesh Murthy
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

iGATE CORPORATION

March 14, 2012	/S/ PHANEESH MURTHY
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

/s/ JOSEPH J.MURIN
Joseph J. Murin
Director

/s/ ROY DUNBAR
Roy Dunbar
Director

/s/ SALIM NATHOO
Salim Nathoo
Director