Form 10-Q
period 2012-03-31
IGATE CORP
filed 2012-04-30
CIK 1024732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of April 26, 2012 was 57,197,762.

iGATE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2012

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

iGATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues	$263,265	$75,798
Cost of revenues (exclusive of depreciation and amortization)	157,429	44,795

Gross margin	105,836	31,003
Selling, general and administrative	42,421	21,747
Depreciation and amortization	15,285	2,307

Income from operations	48,130	6,949
Interest expense	(19,123)	(89)
Foreign exchange gain, net	2,836	18,845
Other income, net	7,564	1,097

Income before income taxes	39,407	26,802
Income tax expense	10,863	8,863

Net income	28,544	17,939
Non-controlling interest	4,476	0

Net income attributable to iGATE Corporation	24,068	17,939
Accretion to preferred stock	94	15
Preferred dividend	6,999	2,723

Net income attributable to iGATE common shareholders	$16,975	$15,201

Basic earnings per share :
Common stock	$0.23	$0.23
Unvested restricted stock	$0.23	$0.23
Diluted earnings per share	$0.22	$0.22

See accompanying notes.

iGATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Comprehensive income attributable to iGATE common shareholders	$76,824	$16,066
Comprehensive income attributable to non controlling interest	14,751	0

Total comprehensive income	$91,575	$16,066

See accompanying notes.

iGATE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	March 31, 2012 (unaudited)	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$80,734	$75,440
Short-term investments	394,944	354,528
Accounts receivable, net	142,904	172,711
Unbilled revenues	96,065	45,223
Prepaid expenses and other current assets	17,873	18,752
Prepaid income taxes	11,172	8,341
Deferred tax assets	23,983	20,574
Foreign exchange derivative contracts	3,050	277
Receivable from Mastech Holdings Inc.	75	187

Total current assets	770,800	696,033

Deposits and other assets	36,597	32,102
Prepaid income taxes	20,769	18,481
Property and equipment, net	177,010	175,672
Leasehold land	94,046	90,339
Deferred tax assets	27,062	30,456
Goodwill	533,027	511,060
Intangible assets, net	164,549	160,706

Total assets	$1,823,860	$1,714,849

LIABILITIES, PREFERRED STOCK AND EQUITY
Current liabilities:
Accounts payable	$9,261	$7,857
Line of credit	57,000	57,000
Accrued payroll and related costs	55,663	71,913
Other accrued liabilities	97,199	77,988
Accrued income taxes	1,813	3,993
Foreign exchange derivative contracts	11,765	12,471
Deferred revenue	17,221	22,412

Total current liabilities	249,922	253,634
Other long-term liabilities	3,358	4,610
Senior notes	770,000	770,000
Term loans	5,500	0
Foreign exchange derivative contracts	525	6,739
Accrued income taxes	24,846	17,672
Deferred tax liabilities	61,122	58,992

Total liabilities	1,115,273	1,111,647

Commitments and Contingencies (Note 20)
Series B Preferred stock, without par value: 480,000 shares authorized; 330,000 shares issued and outstanding	356,116	349,023
iGATE Corporation shareholders’ equity:
Preferred shares, without par value: 19,520,000 shares authorized; 1 share held in treasury	0	0
Common shares, par value $0.01 per share:
700,000,000 shares authorized; 57,913,923 and 57,696,430 shares issued as of March 31, 2012 and December 31, 2011, respectively; 56,923,821 and 56,706,328 shares outstanding as of March 31, 2012 and December 31, 2011, respectively	579	577
Common shares held in treasury, at cost, 990,102 shares	(14,714)	(14,714)
Additional paid-in capital	207,996	201,281
Retained earnings	121,468	104,493
Accumulated other comprehensive loss	(154,792)	(214,641)

Total iGATE Corporation shareholders’ equity	160,537	76,996
Non-controlling interest	191,934	177,183

Total equity	352,471	254,179

Total liabilities, preferred stock and equity	$1,823,860	$1,714,849

See accompanying notes.

iGATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months ended March 31,
	2012	2011
Cash Flows From Operating Activities:
Net income	$28,544	$17,939
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	15,285	2,307
Stock based compensation	2,812	1,508
Write off of software implementation costs	0	1,196
Provision for lease termination	0	446
Realized gain on investments	(1,830)	(976)
Deferred gain (loss) on settled derivatives	12,572	(14,336)
Provision (recovery) for doubtful debts	298	(27)
Deferred income taxes	(5,491)	(1,637)
Amortization of debt issuance costs	1,359	0
Loss (gain) on sale of property and equipment	38	(4)
Loss on investment in affiliate	551	0
Deferred rent	(15)	6
Working capital items:
Accounts receivables and unbilled receivables	(30,281)	(8,882)
Prepaid expenses and other current assets	(7,816)	369
Accounts payable	12,271	(629)
Accrued and other liabilities	811	6,326
Deferred revenue	(5,852)	319

Net cash flows provided by operating activities	23,256	3,925

Cash Flows From Investing Activities:
Purchase of property and equipment	(4,991)	(4,168)
Proceeds from sale of property and equipment	3	4
Purchase of available-for-sale investments	(547,895)	(73,697)
Proceeds from maturities and sale of available-for-sale investments	524,607	109,307
Payments for lease deposits	(700)	(7)

Net cash flows(used in) provided by investing activities	(28,976)	31,439
Cash Flows From Financing Activities:
Payments on capital lease obligations	(82)	(61)
Proceeds from line of credit and term loans	5,500	29,652
Proceeds from sale of preferred stock, net of issuance costs	0	209,305
Purchase of subsidiary’s stock	0	(8)
Proceeds from exercise of stock options	4,325	164

Net cash flows provided by financing activities	9,743	239,052

Effect of currency translation	1,271	1,323

Net change in cash and cash equivalents	5,294	275,739
Cash and cash equivalents, beginning of period	75,440	67,924

Cash and cash equivalents, end of period	$80,734	$343,663

See accompanying notes.

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

1.	Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of iGATE Corporation (“iGATE” or the “Company”) have been prepared by management in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and disclosures required by U.S. GAAP. In the opinion of the management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included.

The accompanying balance sheet and financial information as of December 31, 2011 is derived from audited financial statements but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2011.

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.

Use of Estimates

Preparing financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year.

2.	Business acquisition

On May 12, 2011, the Company, through its wholly owned subsidiaries Pan-Asia iGATE Solutions (“Pan-Asia”) and iGATE Global Solutions Limited (“iGATE Global”) completed the acquisition of a majority stake in Patni Computer Systems Limited (the “Patni Acquisition”). The Patni Acquisition was valued at approximately $1.24 billion. Patni Computer Systems Limited (“Patni”) provides multiple service offerings to its clients across various industries including banking and insurance; manufacturing, retail and distribution; life sciences; product engineering; communications, media and entertainment and utilities. The various service offerings include application development and maintenance, enterprise software and systems integration services, business and technology consulting, product engineering services, infrastructure management services, customer interaction services and business process outsourcing (“BPO”), quality assurance and engineering services. The Company believes that its strategy of a global delivery model and the Patni Acquisition positions it well to provide a greater breadth of services in catering to market needs and opportunities.

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

On March 14, 2012, Pan-Asia along with iGATE Global and iGATE Corporation issued a public announcement regarding the proposed acquisition of the remaining 15.82% of Patni’s outstanding share capital (excluding American Depository Shares ( “ADSs” )) from Patni’s public shareholders and the delisting of the fully paid-up equity shares of Patni having a face value of Rs. 2/- each in accordance with Regulation 10 of the Securities and Exchange Board of India (Delisting of Equity Shares) Regulations, 2009 (the “Offer”).

The public shareholders holding Patni’s equity shares were invited to submit bids via the Offer that opened on March 28, 2012 and closed on March 30, 2012. On April 10, 2012, iGATE announced the Offer process as a success with a discovered price of Rs.520 per equity share determined through a reverse book building process using the electronic facility of the Bombay Stock Exchange, in accordance with the Security Exchange Board of India regulations.

Pan-Asia borrowed $257.8 million from DBS which comprised of $225.5 million cash and $32.3 million bank guaranty (see Note 6) to fund the purchase of Patni’s shares and delisting related expenses. Of this, $215 million along with the Company’s funds of $25 million was placed in an escrow for the acquisition of Patni’s shares. Of the $240 million in the escrow account, $162.1 million was utilized on April 12, 2012 to purchase 11.79% of Patni’s outstanding share capital. As of April 20, 2012 the Company owned 92.87% of the outstanding share capital of Patni.

On April 13, 2012, Patni applied to the Bombay Stock Exchange and National Stock Exchange to voluntarily delist its equity shares from those exchanges. The Company will utilize the balance of the escrow funds and the bank guaranty to purchase the remaining shares (including ADSs) through an exit offer, at a price of Rs. 520 per share, which will be launched once the approval of the stock exchanges to delist Patni’s shares is received from the respective regulators.

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

3.	Goodwill and Intangible Assets

The changes in the carrying value of goodwill for the three months ended March 31, 2012 (in thousands):

Amount
Goodwill as of December 31, 2011	$511,060
Foreign currency translation effect	21,967

Goodwill as of March 31, 2012	$533,027

As of March 31, 2012 the iGATE segment goodwill amounted to $28 million and Patni segment goodwill amounted to $505 million.

The changes in the carrying value of intangibles for the three months ended March 31, 2012 (in thousands):

Amount
Intangible assets as of December 31, 2011	$160,706
Foreign currency translation effect	6,600
Amortization	(2,757)

Intangible assets as of March 31, 2012	$164,549

As of March 31, 2012, intangible assets were comprised of the following (in thousands):

Amount
Customer relationships	$189,844
Intellectual property rights	9,400
Foreign currency translation adjustments	(21,988)
Amortization	(12,707)

Intangible assets as of March 31, 2012	$164,549

Customer relationships and intellectual property rights are amortized over a weighted average period of 7.6 years and 2.9 years, respectively.

Amortization expenses related to identifiable intangible assets were $2.8 million and $0.2 million for the three months ended March 31, 2012 and 2011, respectively. Future estimated annual amortization is as follows (in thousands):

Amount
Remainder of 2012	9,020
2013	11,941
2014	12,395
2015	12,942
2016	13,405

4.	Series B Preferred Stock

On January 10, 2011, the Company entered into a securities purchase agreement, with Viscaria Limited, to raise equity financing to pay a portion of the cash consideration for the Patni Acquisition. Under the securities purchase agreement, the Company agreed to sell, in a private placement, up to 480,000 shares of newly designated 8.00% Series B Convertible Participating Preferred Stock, no par value per share (the “Series B Preferred Stock”), for an aggregate purchase price of up to $480 million. On February 1, 2011 and May 9, 2011, the Company issued 210,000 shares and 120,000 shares, respectively, of the Series B Preferred Stock for a consideration of $330 million.

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

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

The Company incurred issuance costs amounting to $3.4 million which have been netted against the proceeds received from the issuance of Series B Preferred Stock. The Series B Preferred Stock is being accreted over a period of six years. The amount accreted during the three months ended March 31, 2012 and 2011 totaled $0.1 million and $0.02 million, respectively.

The Company is accruing for cumulative dividends at a rate of 8.00% per annum, compounded quarterly. The amount of such dividends accrued during the three months ended March 31, 2012 and 2011 was $7 million and $2.7 million, respectively.

5.	Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (in thousands):

	As of
	March 31, 2012	December 31, 2011
Prepaid expenses	$2,750	$6,173
Advances	3,973	2,663
Debt issuance costs	5,953	5,808
Other current assets	5,197	4,108

	$17,873	$18,752

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

6.	Lines of credit

On February 21, 2011, the Company entered into an arrangement with a bank for availing an unsecured revolving working credit facility of $70 million at an annual interest rate of LIBOR plus 195 basis points, renewable on an annual basis. In February 2012, this facility was renewed and the interest rate was changed to LIBOR plus 25 basis points. As of March 31, 2012, the Company had borrowed $52 million under this line of credit at a weighted average interest rate of 0.84%.

On May 10, 2011, the Company entered into a credit agreement with a bank for revolving credit commitments in an aggregate principal U.S. Dollar equivalent of $50 million, maturing on May 10, 2016. The proceeds are to be used for working capital and other general corporate purposes. This facility carries an interest rate of LIBOR plus 280 basis points. As of March 31, 2012, the Company had borrowed $5 million under this revolving credit arrangement at an interest rate of 3.36%.

On March 8, 2012, Pan-Asia entered into a credit agreement (the “Original Credit Facility”) for term commitments and bankers guarantees with the lenders named therein and DBS Bank LTD., Singapore, as administrative agent (the “Administrative Agent”), in an aggregate principal U.S. Dollar equivalent of $215 million maturing on June 8, 2014. The borrowings under the Original Credit Facility carried an interest rate of LIBOR plus an applicable interest rate ranging from 280 basis points to 320 basis points and contain customary representations and warranties, events of default and affirmative and negative covenants, and is guaranteed by the Company and several of its wholly-owned subsidiaries. As of March 31, 2012, the Company had borrowed $5.5 million under this facility at a weighted average interest rate of 3.04%.

On April 3, 2012, Pan-Asia entered into an amended and restated credit agreement (the “Credit Facility”) for a secured term loan facility with the lenders named therein and the Administrative Agent. The Credit Facility amends and restates the Original Credit Facility. The Credit Facility has a commitment amount of $265.0 million and matures on June 8, 2014. The Credit Facility is available to finance Pan-Asia’s purchase of the remaining publicly traded equity shares of Patni. Pan-Asia borrowed $257.8 million from DBS which comprised of $225.5 million cash and $32.3 million bank guarantee to fund the purchase of Patni’s shares and delisting related expenses. The bank guarantee is valid up to July 4, 2013.

As of March 31, 2012, Patni has a line of credit facility of approximately $12 million with a bank for requirements such as pre and post shipment loans, export bill discounting, overdrafts, working capital demand loans and financial and performance guarantees. This facility bears interest in accordance with rates negotiated with the bank from time to time. This facility is secured by Patni’s accounts receivables, and amounts outstanding are payable on demand to the bank upon breach of the terms and conditions of the credit facility letter. As of March 31, 2012, Patni has availed $0.9 million under this facility for a performance guarantee.

At March 31, 2012, the Company was in compliance with all covenants associated with the aforementioned borrowings.

7.	Senior notes

On April 29, 2011, the Company sold $770 million of 9.0% senior notes due May 1, 2016 (the “Notes”) through a private placement exemption from the registration requirements of the Securities Act of 1933, pursuant to an Indenture (the “Indenture”) by and among the Company, iGATE Technologies Inc., and the trustee, as supplemented by the Supplemental Indenture dated as of May 12, 2011, by and among the Company, iGATE Technologies, Inc., iGATE Holding Corporation, iGATE Inc. and the trustee. The interest is payable semiannually in cash in arrears on May 1 and November 1 of each year, beginning on November 1, 2011. The Notes are senior unsecured obligations of the Company, guaranteed by the Company’s domestic subsidiaries, as identified in Note 19.

The terms of the Indenture governing the Notes, among other things, limits the ability of the Company and its restricted subsidiaries to (i) incur additional indebtedness or issue certain preferred stock; (ii) pay dividends on, or make distributions in respect

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

of, their capital stock or repurchase their capital stock; (iii) make certain investments or other restricted payments; (iv) sell certain assets; (v) create liens or use assets as security in other transactions; (vi) merge, consolidate or transfer or dispose of substantially all of their assets; and (vii) engage in certain transactions with affiliates. These covenants are subject to a number of important limitations and exceptions that are described in the Indenture. The Indenture also contains certain financial covenants relating to Consolidated Priority Debt Leverage Ratio and a Fixed Charge Coverage Ratio that the Company must comply with, when any of the above events occur. As of March 31, 2012, no such events have occurred.

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

12-Month Period Commencing	Percentage
On or after May 1, 2014	104.5%
On or after May 1, 2015 and thereafter	100.0%

Upon the occurrence of a change of control triggering event specified in the Indenture, the Company must offer to purchase the Notes at a redemption price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase.

On Dec 13, 2011, the Company issued a prospectus made pursuant to a Registration Rights Agreement which granted the initial purchasers and any subsequent holders of the Notes certain exchange and registration rights. The exchange offer was completed and, as of February 14, 2012, all the Notes were tendered by the Note holders.

As of March 31, 2012, the amortizable debt issuance cost was $28.4 million, of which $6.0 million is accounted for as part of prepaid expenses and other current assets and $22.4 million as part of deposits and other assets. These costs are being amortized to interest expense over the balance period of approximately four years using the effective interest method. The amount amortized for the three months ended March 31, 2012 was $1.4 million. Interest expense for the three months ended March 31, 2012 was $17.4 million.

8.	Income tax

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

The Company’s effective tax rate was 27.6% and 33.1% for the three months ended March 31, 2012 and 2011, respectively. The difference in the effective tax rate as compared to the U.S. statutory rate of 34.0% is primarily attributable to the benefit from tax holiday in India.

Under the Indian Income Tax Act, 1961, the Company’s Indian subsidiary was eligible to claim a tax holiday for 10 consecutive assessment years on profits derived from the export of software services from divisions registered under the Software Technology Parks at Bangalore, Chennai, Hyderabad and Noida. The tax holiday expired on March 31, 2011. The tax holiday resulted in the benefit of $0.2 million for the three months ended March 31, 2011, when calculated at the statutory U.S. rate.

Under the Indian Income Tax Act, 1961, companies or units set up in a Special Economic Zone (“SEZ”) are eligible to claim an income tax holiday of 100% for the initial five consecutive assessment years followed by 50% for the subsequent ten consecutive assessment years on the profits derived from the export of software services from the divisions registered under the SEZ. In 2009, iGATE Global set up units in the Chennai and Hyderabad SEZs. In 2008, Patni established a unit in the Noida SEZ and in 2011, Patni established a SEZ unit in Gandhinagar and Pune. For the three months ended March 31, 2012 and 2011, the tax holiday resulted in income tax benefits of $2.3 million and $0.1 million, respectively, when calculated at the statutory U.S. rate.

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

ASC 740-10 reserves:

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits are as follows (in thousands):

As of March 31, 2012
Balance as of December 31, 2011	$30,224
Additions based on the current period tax positions	661
Foreign currency translation effect	63

Balance as of March 31, 2012	$30,948

The Company recognizes interest and penalties related to uncertain tax positions in other income, net. As of March 31, 2012, the Company had $1.4 million of accrued interest and penalties related to uncertain tax positions.

As of March 31, 2012, the Company had $25.5 million of net unrecognized tax benefits arising out of tax positions which would affect the effective tax rate, if recognized. Although it is difficult to anticipate the final outcome on timing of resolution of any particular uncertain tax position, the Company believes that the total amount of unrecognized tax benefits will be decreased by approximately $7.2 million during the next twelve (12) months due to the expiration of the statute of limitations.

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

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

Earnings per share for the common stock, unvested restricted stock and Series B Preferred Stock under the two class method are presented below (dollars and shares in thousands, except per share data):

		Three Months Ended March 31,
		2012	2011
Net income attributable to iGATE common shareholders		$16,975	$15,201
Add: Dividend on Series B Preferred Stock		6,999	2,723

		23,974	17,924
Less: Dividends paid on
Common stock	[A]	$0	$0
Unvested restricted stock	[B]	0	0
Series B Preferred Stock	[C]	6,999	2,723

Undistributed Income		$16,975	$15,201

Allocation of Undistributed Income :
Common stock	[D]	$12,917	$12,771
Unvested restricted stock	[E]	43	59
Series B Preferred Stock	[F]	4,015	2,371

		$16,975	$15,201

Shares outstanding for allocation of undistributed income:
Common stock		56,924	56,443
Unvested restricted stock		188	262
Series B Preferred Stock		17,692	10,479
Weighted average shares outstanding:
Common stock	[G]	56,813	56,311
Unvested restricted stock	[H]	193	262
Participating preferred stock	[I]	17,692	10,479

		74,698	67,052

Weighted average common stock outstanding		56,813	56,311
Dilutive effect of stock options outstanding		1,671	1,481

Dilutive weighted average shares outstanding	[J]	58,484	57,792

Distributed earnings per share:
Common stock	[K=A/G]	$0	$0
Unvested restricted stock	[L=B/H]	$0	$0
Series B Preferred Stock	[M=C/I]	$0.40	$0.26
Undistributed earnings per share:
Common stock	[N=D/G]	$0.23	$0.23
Unvested restricted stock	[O=E/H]	$0.23	$0.23
Series B Preferred Stock	[P=F/I]	$0.23	$0.23
Basic earnings per share from operations:
Common stock	[K+N]	$0.23	$0.23
Unvested restricted stock	[L+O]	$0.23	$0.23
Series B Preferred Stock	[M+P]	$0.63	$0.49
Diluted earnings per share from operations	[[A+B+D+E]/J]	$0.22	$0.22

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

The number of outstanding options to purchase common shares for which the option exercise prices exceeded the average market price of the common shares aggregated 0.4 million and 0.7 million shares for the three months ended March 31, 2012 and March 31, 2011, respectively. These options were excluded from the computation of diluted earnings per share under the treasury stock method. The number of shares of outstanding Series B Preferred Stock for which the earnings per share exceeded the earnings per share of common stock aggregated to 17.7 million and 10.5 million shares for the three months ended March 31, 2012 and 2011, respectively. These shares were excluded from the computation of diluted earnings per share as they were anti-dilutive.

10.	Investments

Short term investments comprise the following (in thousands):

	As of March 31, 2012
	Carrying Value	Unrealized Gain	Fair Value
Mutual Funds
Liquid mutual funds	$219,178	$1,006	$220,184
Fixed maturity plan funds	20,906	912	21,818
Certificate of deposits with bank and others	151,575	1,367	152,942

	$391,659	$3,285	$394,944

	As of December 31, 2011
	Carrying Value	Unrealized Gain	Fair Value
Mutual Funds
Liquid mutual funds	$231,422	$(81)	$231,341
Fixed maturity plan funds	111,559	2,728	114,287
Certificate of deposits with bank and others	8,621	279	8,900

	$351,602	$2,926	$354,528

Contractual maturities of short-term and other investments in available for sale securities as of March 31, 2012 and December 31, 2011 were as follows (in thousands):

	As of
	March 31, 2012	December 31, 2011
Due within one year	$63,406	$146,462

	$63,406	$146,462

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

Dividends from available for sale securities and gross realized gains and losses on sale of available for sale securities are as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Dividends	$5,361	$789
Gross realized gains	2,495	294
Gross realized losses	(665)	(107)

	$7,191	$976

11.	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss was as follows (in thousands):

	As of
	March 31,	December 31,
	2012	2011
Net unrealized loss on cash flow hedges	$(7,981)	$(18,524)
Net unrealized gain on marketable securities	2,140	2,178
Actuarial gain relating to defined benefit plan	97	20
Loss on foreign currency translation adjustment	(149,048)	(198,315)

Accumulated other comprehensive loss	$(154,792)	$(214,641)

The components of accumulated other comprehensive loss for non-controlling interest was as follows (in thousands):

	As of
	March 31,	December 31,
	2012	2011
Net unrealized loss on cash flow hedges	$(1,706)	$(3,617)
Net unrealized gain on marketable securities	457	482
Actuarial gain relating to defined benefit plan	2	32
Loss on foreign currency translation adjustment	(31,757)	(40,176)

Accumulated other comprehensive loss	$(33,004)	$(43,279)

The components of comprehensive income, net of tax, for the three months ended March 31, 2012 and 2011 were as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Net Income attributable to iGATE Corporation shareholders	$16,975	$15,201
Other Comprehensive Income:
Gain on foreign currency translation	49,267	1,324
Unrecognized actuarial gain on pension liability	77	276
Change in fair value of cash flow hedges	10,543	(262)
Unrealized loss on investments	(38)	(473)

Comprehensive income attributable to iGATE Corporation	$76,824	$16,066

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

The components of comprehensive income for non controlling interest, net of tax, for the three months ended March 31, 2012 were as follows (in thousands):

Three months ended March 31, 2012
Net Income attributable to non controlling interest	$4,476
Other Comprehensive Income:
Gain on foreign currency translation	8,419
Unrecognized actuarial loss on pension liability	(30)
Change in fair value of cash flow hedges	1,911
Unrealized loss on investments	(25)

Comprehensive income attributable to non controlling interest	$14,751

The changes in the gross unrealized gain (loss) on marketable securities carrying value for the three months ended March 31, 2012 and 2011 are as follows (in thousands):

	Three months ended March 31,
	2012	2011
Unrealized gain on marketable securities at the beginning of the period	$2,926	$673
Reclassification of gain into earnings on maturity	(1,830)	(187)
Net unrealized gain/ (loss) due to changes in the fair value	2,189	(286)

Unrealized gain on marketable securities at the end of the period	$3,285	$200

12.	Derivative Instruments and Hedging Activities

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

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

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

The following table presents information related to foreign currency contracts held:

OUTSTANDING HEDGE TRANSACTIONS QUALIFYING FOR HEDGE ACCOUNTING AS OF MARCH 31, 2012 (in thousands)

	Maturity Date Ranges	Strike Price At Rupee Rate Ranges	Amount	Net Unrealized Gains /(Losses) March 31, 2012
FORWARD CONTRACTS USD
From:	30-April-12	50.61
To:	28-February-13	55.89
Subtotal			$180,000	$896
FORWARD CONTRACTS CAD
From:	30-April-12	47.73
To:	31-December-12	52.97
Subtotal			$24,839	(425)
FORWARD CONTRACTS GBP
From:	30-April-12	79.20
To:	31-December-12	85.39
Subtotal			$15,209	22
CURRENCY OPTION CONTRACTS USD
From:	25-April-12	46.50
To:	27-April-12	47.00
Subtotal			$2,500	(287)
CURRENCY OPTION CONTRACTS CAD
From:	25-April-12	47.00
To:	27-April-12	48.00	$4,014	(169)
Subtotal

				$37

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

OUTSTANDING HEDGE TRANSACTIONS NOT QUALIFYING FOR HEDGE ACCOUNTING AS OF MARCH 31, 2012 (in thousands)

	Maturity Date Ranges	Strike Price At Rupee Rate Ranges	Amount	Net Unrealized Gains /(Losses) March 31, 2012
CURRENCY OPTION CONTRACTS USD
From:	31-May-13	46.75
To:	31-May-13	48.75
Subtotal			$5,000	$(525)
FORWARD CONTRACTS USD
From:	09-April-12	41.16
To:	31-March-13	51.54
Subtotal			$339,150	(8,774)
FORWARD CONTRACTS JPY
From:	30-April-12	80.47
To:	30-June-12	80.54
Subtotal			$1,812	36
FORWARD CONTRACTS GBP
From:	30-April-12	80.87
To:	30-April-12	81.93
Subtotal			$11,031	(14)

				$(9,277)

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Income for the Quarter ended March 31, 2012 (in thousands):

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain/(Loss) recognized in OCI on Derivative	Location of Gain/(Loss) reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) reclassified from Accumulated OCI into Income	Location of Gain/(Loss) reclassified in Income on Derivative	Amount of Gain / (Loss) Reclassified from Accumulated OCI into Income
	(Effective Portion)	(Effective Portion)		(Ineffective Portion and amount excluded from effectiveness testing)

	March 31, 2012	March 31, 2012		March 31, 2012
Foreign Exchange Contracts	$11,674	Forex loss, net	$(6,007)	Forex loss, net	$(2,847)

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Income for the Quarter ended March 31, 2011 (in thousands):

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain/(Loss) recognized in OCI on Derivative	Location of Gain/(Loss) reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) reclassified from Accumulated OCI into Income	Location of Gain/(Loss) reclassified in Income on Derivative	Amount of Gain / (Loss) Reclassified from Accumulated OCI into Income
	(Effective Portion)	(Effective Portion)		(Ineffective Portion and amount excluded from effectiveness testing)

	March 31, 2011	March 31, 2011		March 31, 2011
Foreign Exchange Contracts	$509	Other Income	$317	Other Income/ (expenses)	$0

Information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheets (in thousands):

	March 31, 2012		December 31, 2011
Derivatives Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign Exchange Contracts	Current Assets	$3,050	Current Assets	$277
Foreign Exchange Contracts	Current liabilities	$11,765	Current liabilities	$12,471
Foreign exchange contracts	Non-current liabilities	$525	Non-current liabilities	$6,739

The estimated net amount of existing losses as of March 31, 2012 that is expected to be reclassified from accumulated other comprehensive income into earnings within the next 12 months is $9.7 million.

As of March 31, 2012 accumulated other comprehensive income includes loss amounting to $5.2 million in respect of hedge contract which were de-designated during the current quarter.

13.	Fair Value Measurements

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

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

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

Assets and liabilities measured at fair value are summarized below (in thousands):

Description	March 31, 2012	Fair value measurement at reporting date using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets
Short term investments:
Liquid mutual fund units	$220,184	$220,184	$0	$0
Fixed maturity fund units	21,818	0	21,818	0
Certificate of deposits with bank and others	152,942	0	152,942	0
Foreign exchange derivative contracts	3,050	0	3,050	0

Total current assets	$397,994	$220,184	$177,810	$0

Liabilities
Current liabilities:
Foreign currency exchange derivatives	$11,765	$0	$11,765	$0

Total current liabilities	$11,765	$0	$11,765	$0

Non current liabilities:
Foreign exchange derivative contracts	$525	$0	$525	$0

Total non-current liabilities	$525	$0	$525	$0

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

Description	December 31, 2011	Fair value measurement at reporting date using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets
Short term investments:
Liquid mutual fund units	$231,341	$231,341	$0	$0
Fixed maturity fund units	114,287	0	114,287	0
Certificate of Deposits with banks and others	8,900	0	8,900	0
Foreign exchange derivative contracts	277	0	277	0

Total current assets	$354,805	$231,341	$123,464	$0

Liabilities
Current Liabilities:
Foreign currency exchange derivatives	$12,471	$0	$12,471	$0

Total current liabilities	$12,471	$0	$12,471	$0

Non current liabilities:
Foreign exchange derivative contracts	$6,739	$0	$6,739	$0

Total non-current liabilities	$6,739	$0	$6,739	$0

14.	Employee Benefits

Defined Contribution Plan

The Company’s eligible employees in India participate in the Employees’ Provident Fund (the “Provident Fund”), which is a defined contribution plan. The employee and the Company make monthly contributions of a specified percentage of salary to the Provident Fund, which is administered by the prescribed authority in India. The aggregate contributions along with interest thereon are paid at retirement, death, incapacitation or termination of employment. The Company’s contribution to the Provident Fund for the three months ended March 31, 2012 and 2011 was $2.1 million and $0.7 million, respectively.

401(k) Plan

Eligible United States employees of the Company participate in an employee retirement savings plan (the “Plan”) under Section 401(k) of the United States Internal Revenue Code. The Plan allows for employees to defer a portion of their annual earnings on a pre-tax basis through voluntary contributions to the Plan. The Plan does not provide for any Company matching.

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

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

The following table sets forth the net periodic cost recognized by the Company in respect of the Plan (in thousands):

	Three Months Ended March 31,
	2012	2011
Net periodic plan cost
Service cost	$633	$254
Interest cost	296	86
Expected return on plan asset	(213)	(71)
Recognized net actuarial gain	(10)	(16)

Net periodic plan cost for the period	$706	$253

Other Pension Benefits

Two former founder directors of Patni India are entitled to receive pension benefits upon retirement or on termination from employment at the rate of 50% of their last drawn monthly salary. The pension is payable from the time the eligible individual reaches the age of 65 years and is payable to the respective individuals or the surviving spouse. In 2011, Patni settled the pension liability for one of the founder directors by purchasing a non participating annuity contract which discharged the Company of all future pension obligations to this individual and constitutes settlement of liability.

For the other founder director, the payment of pension will start when he reaches the age of 65. Patni has invested in a plan with Life Insurance Corporation of India which will mature at the time this founder director will reach age of 65. Since the Company is obligated to fund the shortfall, if any, between annuity payable and the value of plan assets, the pension liability is actuarially valued at each balance sheet date.

Another former founder and executive director with Patni is entitled to receive pension benefits upon retirement or on termination from employment at the rate of 50% of his last drawn monthly salary. The pension is payable from the time the eligible individual reaches the age of 71 years and is payable to the respective individual or the surviving spouse. In 2011, Patni settled the pension liability by funding a non participating annuity contract which discharges the Company of all future pension obligations to this individual.

15.	Share-based compensation

During the three months ended March 31, 2012 and 2011, the Company granted 40,000 and 128,000 options, respectively. During the three months ended March 31, 2012 and 2011, the Company granted 45,000 and 120,411 stock awards, respectively.

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

Share-based compensation expense recorded in income from operations during the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Share-based compensation recorded in
Cost of revenues	$691	$424
Selling, general and administrative expense	2,121	1,084

Total share-based compensation expense	$2,812	$1,508

During the three months ended March 31, 2012 and 2011, the Company issued 0.21 million and 0.22 million shares, respectively, upon exercise of stock options and awards.

16.	Other income

Components of other income for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Investment income	$7,512	$1,026
(Loss)/gain on sale of fixed assets	(38)	4
Other	90	67

Other income, net	$7,564	$1,097

17.	Concentration of revenues

The following is a concentration of revenues greater than 10% by customer for the periods shown:

	Three Months Ended March 31,
	2012	2011
General Electric Company	12%	19%
Royal Bank of Canada	10%	38%

18.	Segment Information

Following the Patni Acquisition, the Company’s Chief Executive Officer, who is the chief decision making officer, determined that the business will be operated and managed through the following segments: (a) iGATE Corporation and its subsidiaries other than Patni and (b) Patni. The consolidated financial results for the three months ended March 31, 2012, includes Patni’s financial results.

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

The following table presents selected financial information for the Company’s reporting segments for the three months ended March 31, 2012 and 2011, respectively:

	Three Months Ended
	March 31, 2012			March 31, 2011
	iGATE	Patni	Total	iGATE
Revenues	$93,173	$170,092	$263,265	$75,798

Income from operations	22,147	25,983	48,130	6,949
Interest expense	(18,930)	(193)	(19,123)	(89)
Foreign exchange gain, net	901	1,935	2,836	18,845
Other income, net	597	6,967	7,564	1,097

Income before income taxes	4,715	34,692	39,407	26,802
Income Taxes	190	10,673	10,863	8,863

Net Income	$4,525	$24,019	$28,544	$17,939

The Patni segment accounted for $170.1 million of revenues (net of intercompany revenues of $14.2 million) for the three months ended March 31, 2012. The iGATE segment accounted for $93.2 million of revenues (net of intercompany revenues of $1.0 million) for the three months ended March 31, 2012.

Total assets by segment were as follows (in thousands):

	As of
	March 31, 2012	December 31, 2011
Patni segment.	$1,548,912	$1,477,245
iGATE segment	274,948	237,604

Total assets	$1,823,860	$1,714,849

19.	Guarantor Subsidiaries - Supplemental condensed consolidating financial information

In connection with the Patni Acquisition, the Company issued the Notes which are the senior unsecured obligations of the Company. The Notes are guaranteed by the Company’s wholly owned domestic subsidiaries iGATE Technologies Inc., iGATE Inc. and iGATE Holding Corporation (collectively, the “Guarantors”). The Company has not included separate financial statements of the Guarantors because they are wholly-owned by the Company, the guarantees issued are full and unconditional, and the guarantees are joint and several.

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

Condensed consolidating financial information for the Company and the Guarantors are as follows (in thousands):

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2012

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$0	$12,681	$68,053	$0	$80,734
Short-term investments	0	0	394,944	0	394,944
Accounts receivable, net	0	22,793	135,841	(15,730)	142,904
Unbilled revenues	0	15,635	86,450	(6,020)	96,065
Prepaid expenses and other current assets	5,953	793	11,127	0	17,873
Foreign exchange derivative contracts	0	0	3,050	0	3,050
Prepaid income taxes	0	4,213	6,959	0	11,172
Deferred tax assets	0	0	23,983	0	23,983
Receivable from Mastech Holdings Inc.	0	0	75	0	75
Receivable from group companies	142,266	0	0	(142,266)	0

Total current assets	148,219	56,115	730,482	(164,016)	770,800
Investment in subsidiaries	330,000	1,052,660	1,253,648	(2,636,308)	0
Intercorporate loan	770,000	0	0	(770,000)	0
Deposits and other assets	22,489	708	13,400	0	36,597
Property and equipment, net	0	427	176,583	0	177,010
Leasehold Land	0	0	94,046	0	94,046
Prepaid income taxes	0	0	20,769	0	20,769
Deferred tax assets	0	0	27,062	0	27,062
Intangible assets, net	0	0	164,549	0	164,549
Goodwill	0	1,026	532,151	(150)	533,027

Total assets	$1,270,708	$1,110,936	$3,012,690	$(3,570,474)	$1,823,860

LIABILITIES, PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$0	$189	$14,485	$(5,413)	$9,261
Line of credit	0	5,000	52,000	0	57,000
Accrued payroll and related costs	0	7,882	47,781	0	55,663
Other accrued liabilities	28,875	7,558	60,766	0	97,199
Foreign exchange derivative contracts	0	0	11,765	0	11,765
Payable to group companies	0	49,787	92,480	(142,267)	0
Accrued income taxes	0	0	1,813	0	1,813
Deferred revenue	0	1,867	15,354	0	17,221

Total current liabilities	28,875	72,283	296,444	(147,680)	249,922
Senior Notes	770,000	0	0	0	770,000
Term loan	0	0	5,500	0	5,500
Other long-term liabilities	0	770,000	3,358	(770,000)	3,358
Foreign exchange derivative contracts	0	0	525	0	525
Accrued income taxes	0	0	24,846	0	24,846
Deferred tax liabilities	0	0	61,122	0	61,122

Total liabilities	798,875	842,283	391,795	(917,680)	1,115,273

Series B Preferred stock	356,116	0	0	0	356,116
Shareholders’ equity:
Common shares	579	330,000	58,899	(388,899)	579
Common shares held in treasury, at cost	(14,714)	0	0	0	(14,714)
Additional paid-in capital	188,776	796	2,514,929	(2,496,505)	207,996
Retained earnings	(58,925)	(62,237)	255,539	(12,909)	121,468
Accumulated other comprehensive loss	0	94	(208,470)	53,584	(154,792)

Total iGATE Corporation shareholders’ equity	115,716	268,653	2,620,897	(2,844,729)	160,537

Non-controlling interest	0	0	0	191,934	191,934
Total liabilities, preferred stock and shareholders’ equity	$1,270,707	$1,110,936	$3,012,692	$(3,570,475)	$1,823,860

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2011

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$0	$7,384	$68,056	$0	$75,440
Short-term investments	0	0	354,528	0	354,528
Accounts receivable, net	0	15,197	158,350	(836)	172,711
Unbilled revenues	0	3,364	42,149	(290)	45,223
Prepaid expenses and other current assets	5,808	610	12,334	0	18,752
Foreign exchange derivative contracts	0	0	277	0	277
Prepaid income taxes	0	0	8,341	0	8,341
Deferred tax assets	0	0	20,574	0	20,574
Receivable from Mastech	0	0	187	0	187
Receivable from group companies.	121,004	0	0	(121,004)	0

Total current assets	126,812	26,555	664,796	(122,130)	696,033
Investment in subsidiaries	330,000	1,052,660	1,263,841	(2,646,501)	0
Intercorporate loan	770,000	0	0	(770,000)	0
Deposits and other assets	23,993	17	8,092	0	32,102
Property and equipment, net	0	471	175,201	0	175,672
Lease hold Land	0	0	90,339	0	90,339
Prepaid income taxes	0	0	18,481	0	18,481
Deferred tax assets	0	0	30,456	0	30,456
Intangible assets, net	0	0	160,706	0	160,706
Goodwill	0	1,026	510,184	(150)	511,060

Total assets	$1,250,805	$1,080,729	$2,922,096	$(3,538,781)	$1,714,849

LIABILITIES, PREFERRED STOCK AND EQUITY
Current liabilities:
Accounts payable	$0	$100	$7,757	$0	$7,857
Line of credit	0	5,000	52,000	0	57,000
Accrued payroll and related costs	0	10,349	61,564	0	71,913
Other accrued liabilities	11,550	5,494	60,944	0	77,988
Foreign exchange derivative contracts	0	0	12,471	0	12,471
Payable to group companies	0	17,763	104,368	(122,131)	0
Accrued income taxes	0	2,506	1,487	0	3,993
Deferred revenue	0	1,607	20,805	0	22,412

Total current liabilities	11,550	42,819	321,396	(122,131)	253,634
Senior notes	770,000	0	0	0	770,000
Other long-term liabilities	0	770,000	4,610	(770,000)	4,610
Foreign exchange derivative contracts	0	0	6,739	0	6,739
Accrued income taxes	0	0	17,672	0	17,672
Deferred tax liabilities	0	0	58,992	0	58,992

Total liabilities	781,550	812,819	409,409	(892,131)	1,111,647

Series B Preferred stock	349,023	0	0	0	349,023
Shareholders’ equity:
Common shares	576	330,000	58,700	(388,699)	577
Common shares held in treasury, at cost	(14,714)	0	0	0	(14,714)
Additional paid-in capital	184,843	794	2,512,196	(2,496,552)	201,281
Retained earnings	(50,473)	(62,980)	226,532	(8,586)	104,493
Accumulated other comprehensive loss	0	96	(284,741)	70,004	(214,641)

Total equity	120,232	267,910	2,512,687	(2,823,833)	76,996

Non-controlling interest	0	0	0	177,183	177,183
Total liabilities, preferred stock and equity	$1,250,805	$1,080,729	$2,922,096	$(3,538,781)	$1,714,849

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THREE MONTHS ENDED March 31, 2012

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues	$0	$43,104	$244,711	$(24,550)	$263,265
Cost of revenues (exclusive of depreciation and amortization)	0	26,448	155,531	(24,550)	157,429

Gross margin	0	16,656	89,180	0	105,836
Selling, general and administrative expense	0	(27)	42,764	(316)	42,421
Depreciation and amortization	0	44	15,241	0	15,285

Income from operations	0	16,639	31,175	316	48,130
Interest expense	(18,684)	(40)	(399)	0	(19,123)
Foreign exchange (loss)/ gain, net	0	(4)	2,840	0	2,836
Other income (expense), net	17,325	(17,325)	7,880	(316)	7,564

Income (loss) before income taxes	(1,359)	(730)	41,496	0	39,407
Income tax (benefit) expense	0	(1,472)	12,335	0	10,863

Net income (loss)	$(1,359)	$742	$29,161	$0	$28,544

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THREE MONTHS ENDED March 31, 2011

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues	$0	$18,636	$67,434	$(10,272)	$75,798
Cost of revenues (exclusive of depreciation and amortization)	0	13,566	41,501	(10,272)	44,795

Gross margin	0	5,070	25,933	0	31,003
Selling, general and administrative expense	0	9,589	12,158	0	21,747
Depreciation and amortization	0	28	2,279	0	2,307

Income from operations	0	(4,547)	11,496	0	6,949
Interest expense	0	0	(89)	0	(89)
Foreign exchange (loss) gain, net	0	(2)	18,847	0	18,845
Other income, net	0	0	1,097	0	1,097

Income (loss) before income taxes	0	(4,549)	31,351	0	26,802
Income tax expense	0	8,423	440	0	8,863

Net income (loss)	$0	$(12,972)	$30,911	$0	$17,939

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THREE MONTHS ENDED March 31, 2012

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Comprehensive income attributable to iGATE common shareholders	$(8,452)	$740	$105,432	$(20,896)	$76,824
Comprehensive income attributable to non controlling interest	0	0	0	14,751	14,751

Total Comprehensive Income	$(8,452)	$740	$105,432	$(6,145)	$91,575

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THREE MONTHS ENDED March 31, 2011

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Comprehensive income attributable to iGATE common shareholders	$(2,738)	$(12,802)	$31,543	$63	$16,066
Comprehensive income attributable to non controlling interest	0	0	0	0	0

Total Comprehensive Income	$(2,738)	$(12,802)	$31,543	$63	$16,066

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THREE MONTHS ENDED MARCH 31, 2012

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net income	$(1,360)	$1,046	$28,858	$0	$28,544
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	0	44	15,241	0	15,285
Stock based compensation	0	978	1,834	0	2,812
Realized gain on investments	0	0	(1,830)	0	(1,830)
Provision of doubtful debts	0	52	246	0	298
Deferred income taxes	0	0	(5,491)	0	(5,491)
Loss on sale of property and equipment	0	0	38	0	38
Deferred gain on settled derivatives	0	0	12,572	0	12,572
Deferred rent	0	0	(15)	0	(15)
Amortization of debt issuance costs	0	0	1,359	0	1,359
Loss on sale of investment in affiliate	0	0	551	0	551
Changes in working capital items:
Accounts receivable and unbilled revenues	0	(19,929)	(10,352)	0	(30,281)
Intercorporate current account	(21,262)	32,024	(10,762)	0	0
Prepaid expenses and other current assets	1,360	(183)	(8,993)	0	(7,816)
Accounts payable	0	418	11,853	0	12,271
Accrued and other liabilities	17,334	(7,141)	(9,382)	0	811
Deferred revenue	0	(344)	(5,508)	0	(5,852)

Net cash flows (used in) provided by operating activities	(3,928)	6,965	20,219	0	23,256

Cash Flows From Investing Activities:
Purchase of property and equipment	0	0	(4,991)	0	(4,991)
Proceeds from sale of property and equipment	0	0	3	0	3
Purchase of available-for-sale investments	0	0	(547,895)	0	(547,895)
Proceeds from maturities and sale of available-for-sale investments	0	0	524,607	0	524,607
Payments for lease deposits	0	(691)	(9)	0	(700)

Net cash flows used in investing activities	0	(691)	(28,285)	0	(28,976)

Cash Flows From Financing Activities:
Payments on capital lease obligations	0	0	(82)	0	(82)
Proceeds from line of credit	0	0	5,500	0	5,500
Proceeds from exercise of stock options	3,928	(979)	1,376	0	4,325

Net cash flows provided by ( used in) financing activities	3,928	(979)	6,794	0	9,743

Effect of exchange rates changes on cash and cash equivalents	0	0	1,271	0	1,271

Net change in cash and cash equivalents	0	5,295	(1)	0	5,294
Cash and cash equivalents, beginning of period	0	7,384	68,056	0	75,440

Cash and cash equivalents, end of period	$0	$12,679	$68,055	$0	$80,734

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THREE MONTHS ENDED MARCH 31, 2011

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net income	$0	$(12,971)	$30,910	$0	$17,939
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	0	28	2,279	0	2,307
Stock based compensation	0	626	882	0	1,508
Write off of software implementation costs	0	0	1,196	0	1,196
Provision for lease termination	0	0	446	0	446
Realized gain on investments	0	0	(976)	0	(976)
Recovery of doubtful debts	0	9	(36)	0	(27)
Deferred income taxes	0	0	(1,637)	0	(1,637)
Gain on sale of property and equipment	0	0	(4)	0	(4)
Deferred loss on settled derivatives	0	0	(14,336)	0	(14,336)
Deferred rent	0	0	6	0	6
Changes in working capital items
Accounts receivable and unbilled revenues	0	(3,683)	(5,199)	0	(8,882)
Prepaid expenses and other current assets	(659)	(94)	1,122	0	369
Accounts payable	0	2,431	(3,060)	0	(629)
Accrued and other liabilities	659	8,165	(2,498)	0	6,326
Deferred revenue	0	(180)	499	0	319

Net cash flows (used in) provided by operating activities	0	(5,669)	9,594	0	3,925

Cash Flows From Investing Activities:
Purchase of property and equipment	0	(293)	(3,875)	0	(4,168)
Proceeds from sale of property and equipment	0	0	4	0	4
Purchase of available-for-sale investments	0	0	(73,697)	0	(73,697)
Proceeds from maturities and sale of available-for-sale investments	0	0	109,307	0	109,307
Payments for lease deposits	0	0	(7)	0	(7)

Net cash flows (used in) provided by investing activities	0	(293)	31,732	0	31,439

Cash Flows From Financing Activities:
Payments on capital lease obligations	0	0	(61)	0	(61)
Proceeds from line of credit	0	0	29,652	0	29,652
Proceeds from sale of preferred stock, net of issuance costs	209,308	63,000	(63,003)	0	209,305
Proceeds from exercise of stock options	1,671	(626)	(881)	0	164
Purchase of subsidiary stock	0	0	(8)	0	(8)
Intercorporate loan	(210,979)	(58,031)	269,010	0	0

Net cash flows provided by financing activities	0	4,343	234,709	0	239,052

Effect of exchange rates changes on cash and cash equivalents	0	170	1,153	0	1,323

Net change in cash and cash equivalents	0	(1,449)	277,188	0	275,739
Cash and cash equivalents, beginning of period	0	6,198	61,726	0	67,924

Cash and cash equivalents, end of period	$0	$4,749	$338,914	$0	$343,663

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

20.	Commitments and contingencies

Capital commitments

As of March 31, 2012, the Company has open purchase orders totaling $2.0 million to purchase property and equipment.

Bank guarantees

As of March 31, 2012, guarantees and letters of credit provided by banks on behalf of the Company’s subsidiaries, to customs authorities and vendors for capital procurements aggregated to $2.3 million. These guarantees and letters of credit have a remaining term of approximately one to three years.

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

Contingencies

Income Taxes

As of March 31, 2012, the Company has open tax demands of $108.4 million for relevant assessment years 2002-03, 2003-04, 2004-05, 2005-06, 2006-07, 2007-08 and 2008-09. The assessment orders demand is raised mainly on account of disallowance of certain benefits under section 10A of the Indian Income Tax Act and transfer pricing adjustment on account of interest on delayed recoveries from associated enterprises and BPO operations. Although the Company has paid an amount of $12.02 million in relation to these demands, which are pending at various levels of appeals, management considers these disallowances as not tenable against the Company, and therefore no provision for tax contingencies has been established related to unpaid amounts.

In December 2011, the income tax department has issued a draft assessment order for Assessment Year 2008-09 disallowing the tax benefits under section 10A of the Indian Income Tax Act as per the earlier assessments, as well as making a transfer pricing adjustment for delayed recoveries from the associated enterprises. The Company has filed the objections against the draft order before the Dispute Resolution Panel newly set up under the Indian Income Tax Act. Management considers these disallowances as not tenable against the Company, and therefore no provision for this tax contingency has been established.

The Company is involved in lawsuits and claims which arise in the ordinary course of business. Management believes that the ultimate outcome of these matters will not have a material adverse impact on its financial position, results of operations and cash flows.

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

21.	Recently Issued Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11 “Disclosure about Offsetting Assets and Liabilities”, which requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. The ASU is effective for annual and interim period for fiscal years beginning on or after January 1, 2013.The Company is currently evaluating this ASU.

22.	Recently Adopted Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05–Comprehensive Income, which eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. Instead, an entity is required to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. The ASU was effective for fiscal years beginning after December 15, 2011. In 2012, the Company has adopted to present comprehensive income in a separate statement.

In September 2011, the FASB issued ASU No. 2011-08 Intangibles – Goodwill and Others , which is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. An entity can choose to early adopt if its annual test date is before the issuance of the final standard, provided that the entity has not yet performed its 2011 annual impairment test or issued its financial statements. An entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The Company has determined that it will not adopt the option to perform a “qualitative” assessment.

23.	Subsequent Events

The Company has evaluated subsequent events through the date of filing the financial statements and no events have occurred from the balance sheet date that would impact the Consolidated Financial Statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the statements in this Form 10-Q contain statements that are not historical facts and that constitute “forward-looking statements” within the meaning of such term under the Private Securities Litigation Reform Act of 1995. These forward-looking statements include our financial growth and liquidity projections as well as statements concerning our plans, strategies, intentions and beliefs concerning our business, cash flows, costs and the markets in which we operate. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify certain forward-looking statements. These forward-looking statements are based on information currently available to us, and we assume no obligation to update these statements as circumstances change. There are risks and uncertainties that could cause actual events to differ materially from these forward-looking statements. While we cannot predict all of the risks and uncertainties, they include, but are not limited to, our ability to predict our financial performance, the level of market demand for our services, the highly-competitive market for the types of services that we offer, the impact of competitive factors on profit margins, market conditions that could cause our customers to reduce their spending for our services, our ability to create, acquire and build new businesses and grow our existing businesses, our ability to attract and retain qualified personnel, our ability to reduce costs and conserve cash, currency fluctuations and market conditions in India and elsewhere around the world, political and military tensions in India and Southern Asia, changes in generally accepted accounting principles and/or their interpretation and other risks that are described in more detail in our filings with the Securities and Exchange Commission, including our Form 10-K (“Form 10-K”) for the year ended December 31, 2011.

Unless otherwise indicated or the context otherwise requires, all references in this report to “iGATE”, the “Company”, “us”, “our”, or “we” are to iGATE Corporation, a Pennsylvania corporation, and its consolidated subsidiaries. Unless otherwise indicated or the context otherwise requires, all references in this report to “Patni” are to Patni Computer Systems Limited, a majority-owned subsidiary of iGATE. iGATE Corporation, through its operating subsidiaries, is a worldwide provider of Information Technology (“IT”) and IT enabled operations offshore outsourcing services to large and medium-sized organizations. These services include client/server design and development, conversion/migration services, offshore outsourcing, enterprise resource planning (“ERP”) package implementation and integration services, business and technology consulting, quality, assurance and engineering services, software development and applications maintenance outsourcing.

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

Business Overview

We are a worldwide outsourcing provider of integrated end-to-end offshore centric information technology (“IT”) and IT-enabled operations solutions and services. Our clients are primarily Global 2000 customers from the financial, insurance, manufacturing, retail and distribution, healthcare, communications, media and entertainment, utilities and product engineering industries. We work with clients to optimize their businesses, secure year-on-year cost benefits, and tie costs to business needs and results. We deliver a comprehensive range of IT services through globally integrated onsite and offshore delivery locations primarily in India. We offer our services to customers through industry focused practices, including insurance and healthcare (“IHC”), manufacturing, retail and logistics (“MRDL”), banking and financial services (“BFS”), communications and utilities (“CEU”), and media and entertainment (“MELT”) and through technology focused practices. IT services include application development, application maintenance and support, verification and validation, enterprise application solutions, business intelligence and data warehousing (“BI & DW”), packaged software implementation, infrastructure management services, quality assurance services and product engineering services. IT-enabled services include business process outsourcing (“BPO”), transaction processing services and customer interaction services (“CIS”).

We also offer Integrated Technology and Operations (“iTOPS”) solutions that integrate IT outsourcing and IT-enabled operations, offshore outsourcing solutions and services seamlessly. In addition to cost savings, the iTOPS model provides clients with innovative ways to enhance the quality and performance of their operations through better alignment of business processes to IT infrastructure.

We believe our innovative approach of integrating IT and IT-enabled operations and our ability to leverage a global delivery model provide our clients with clearly differentiated and demonstrated value. We employ an offshore/nearshore delivery model with 27,100 employees and 27 offices worldwide. Our global delivery model leverages both onsite delivery and comprehensive offshore services, depending upon a client’s location and preferences. We target large and medium-sized organizations across a diverse set of industries, including financial services, insurance, manufacturing, retail, healthcare and media and entertainment.

We were founded in 1986 and our principal executive office is located in Fremont, California. We have operations in India, Canada, the United States, Europe, Mexico, Singapore, Malaysia, Japan, Australia, the United Arab Emirates, South Africa, Turkey, South Korea, China, Switzerland and the United Kingdom.

A majority of our clients have headquarters in North America and operate internationally. iGATE has 27,100 employees as of March 31, 2012.

We market our service offerings to large and medium-sized organizations. Certain contracts are based upon a fixed price with payment based upon deliverables and/or project milestones reached. Certain contracts are time-and-materials based and are billed at an agreed upon hourly or daily rate. Certain contracts with no stated deliverables have a designated workforce and are based on fixed periodic payments. Some process outsourcing contracts provide pricing per transaction. Customers typically have the right to cancel contracts with minimal notice. Contracts with deliverables or project milestones can provide for certain penalties if the deliverables or project milestones are not met within contract timelines.

We service customers in a wide range of industries. Our largest customer is General Electric Company (“GE”) which accounted for approximately 12% and 19% of revenues for the three months ended March 31, 2012 and March 31, 2011, respectively. Our second largest customer, Royal Bank of Canada (“RBC”), accounted for approximately 10% and 38% of revenues for the three months ended March 31, 2012 and 2011, respectively. iGATE is a Global Preferred Partner of RBC.

Recent Developments

Purchase of balance share of Patni.

On May 12, 2011, the Company, through its wholly owned subsidiaries Pan-Asia iGATE Solutions (“Pan-Asia”) and iGATE Global Solutions Limited (“iGATE Global”) completed the acquisition of a majority stake in Patni Computer Systems Limited (“Patni” and the “Patni Acquisition”). The Patni Acquisition was valued at approximately $1.24 billion.

On March 14, 2012, Pan-Asia along with iGATE Global and iGATE Corporation issued a public announcement regarding the proposed acquisition of the remaining 15.82% of Patni’s outstanding share capital ((excluding American Depository Shares ( “ADSs” )) from Patni’s public shareholders and the delisting of the fully paid-up equity shares of Patni having a face value of Rs. 2/- each in accordance with Regulation 10 of the Securities and Exchange Board of India (Delisting of Equity Shares) Regulations, 2009 (the “Offer”).

The public shareholders holding Patni’s equity shares were invited to submit bids via the Offer that opened on March 28, 2012 and closed on March 30, 2012. On April 10, 2012, iGATE announced the Offer process as a success with a discovered price of Rs.520 per equity share determined through a reverse book building process using the electronic facility of the Bombay Stock Exchange, in accordance with the Security Exchange Board of India regulations.

Pan-Asia borrowed $257.8 million from DBS which comprised of $225.5 million cash and $32.3 million bank guaranty (see Note 6) to fund the purchase of Patni’s shares and delisting related expenses. Of this, $215 million along with the Company’s funds of $25 million was placed in an escrow for the acquisition of Patni’s shares. Of the $240 million in the escrow account, $162.1 million was utilized on April 12, 2012 to purchase 11.79% of Patni’s outstanding share capital. As of April 20, 2012 the Company owned 92.87% of the outstanding share capital of Patni.

On April 13, 2012, Patni applied to the Bombay Stock Exchange and National Stock Exchange to voluntarily delist its equity shares from those exchanges. The Company will utilize the balance of the escrow funds and the bank guaranty to purchase the remaining shares (including ADSs) through an exit offer, at a price of Rs. 520 per share, which will be launched once the approval of the stock exchanges to delist Patni’s shares is received from the respective regulators.

DBS – Financing arrangement.

On March 8, 2012, Pan-Asia entered into a credit agreement (the “Original Credit Facility”) for term commitments and bankers guarantees with the lenders named therein and DBS Bank LTD., Singapore, as administrative agent (the “Administrative Agent”), in an aggregate principal U.S. Dollar equivalent of $215 million maturing on June 8, 2014. The borrowings under the Original Credit Facility carried an interest rate of LIBOR plus an applicable interest rate ranging from 280 basis points to 320 basis points and contain customary representations and warranties, events of default and affirmative and negative covenants, and is guaranteed by the Company and several of its wholly-owned subsidiaries.

On April 3, 2012, Pan-Asia entered into an amended and restated credit agreement (the “Credit Facility”) for a secured term loan facility with the lenders named therein and the Administrative Agent. The Credit Facility amends and restates the Original Credit Facility. The Credit Facility has a commitment amount of $265.0 million and matures on June 8, 2014. The Credit Facility is available to finance Pan-Asia’s purchase of the remaining publicly traded equity shares of Patni, a majority-owned subsidiary of the Company. Pan-Asia borrowed $257.8 million from DBS which comprised of $225.5 million cash and $32.3 million bank guarantee to fund the purchase of Patni’s shares and delisting related expenses. The bank guarantee is valid up to July 4, 2013.

Reportable Financial Segments

Following the Patni Acquisition, the Company’s Chief Executive Officer, who is the chief decision making officer, determined that the Company’s business will be operated and managed through the following segments: (a) iGATE Corporation and its subsidiaries other than Patni and (b) Patni.

Critical Accounting Policies

Our critical accounting policies are described in the summary of significant accounting policies as discussed in Note 1 of our Form 10-K.

Recently Issued Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11 “Disclosure about Offsetting Assets and Liabilities”, which requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. generally accepted accounting principles (“GAAP”) and those entities that prepare their financial statements on the basis of IFRS. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. The ASU is effective for annual and interim period for fiscal years beginning on or after January 1, 2013. The Company is currently evaluating this ASU.

Results of Operations

Following the Patni Acquisition, the Company’s Chief Executive Officer, who is the chief decision making officer, determined that the business will be operated and managed through the following segments: (a) iGATE Corporation and its subsidiaries other than Patni and (b) Patni. The consolidated financial results include the Patni results for the three months ended March 31, 2012. As a result, no March 31. 2011 comparative information is provided for the Patni segment for the three months ended March 31, 2012.

Results of Operations for the Three Months Ended March 31, 2012 as Compared to the Three Months Ended March 31, 2011 (in thousands):

	Three Months Ended
	March 31, 2012				March 31,2011
	iGATE	Patni	Eliminations	Total
Revenues	$94,183	$184,279	$(15,197)	$263,265	75,798
Cost of revenues *	58,917	113,709	(15,197)	157,429	44,795

Gross margin	35,266	70,570	0	105,836	31,003
Selling, general and administrative expense	10,446	32,291	(316)	42,421	21,747
Depreciation and amortization	2,673	12,612	0	15,285	2,307

Income from operations	22,147	25,667	316	48,130	6,949
Interest expense	(18,930)	(193)	0	(19,123)	(89)
Foreign exchange gain, net	901	1,935	0	2,836	18,845
Other income, net	913	6,967	(316)	7,564	1,097

Income before income taxes	5,031	34,376	0	39,407	26,802
Income tax expense	190	10,673	0	10,863	8,863

Net income	$4,841	$23,703	0	28,544	17,939

Non-controlling interest				4,476	0

Net income attributable to iGATE Corporation				24,068	17,939
Accretion to preferred stock				94	15
Preferred dividend				6,999	2,723

Net income attributable to iGATE Corporation common shareholders				16,975	15,201

*	Cost of revenues is exclusive of depreciation and amortization

Revenues

Consolidated revenues for the three months ended March 31, 2012 were $263.3 million as compared to $75.8 million for the three months ended March 31, 2011. The significant increase in the revenues was mainly due to the Patni Acquisition. The Patni segment accounted for $184.3 million or 70.0% of consolidated revenues (inclusive of intercompany revenues of $14.2 million).

The iGATE segment accounted for $94.2 million, inclusive of intercompany revenues of $1.0 million (35.8% of consolidated revenues) for the three months ended March 31, 2012, an increase of $18.4 million, or 24.3%, as compared to $75.8 million for the three months ended March 31, 2011. The iGATE revenue increase for the periods presented is directly attributable to a combination of migration of customers from Patni to iGATE, increased business with our recurring customers and new customer wins. Revenues increased due to the increased volume by 24.5% and were partly offset by unfavorable movement in currency markets by 0.2% for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. Our top five customers accounted for 70.2% and 73.3% of the revenue for the three months ended March 31, 2012 and 2011, respectively.

Cost of revenues

Cost of revenues for the three months ended March 31, 2012 were $157.4 million as compared to $44.8 million for the three months ended March 31, 2011. The significant increase in the cost of revenues was mainly due to the Patni Acquisition. The Patni segment accounted for $ 113.7 million or 72.2% of consolidated cost of revenues (inclusive of intercompany cost of revenues of $1.0 million).

The iGATE segment accounted for $58.9 million, inclusive of intercompany cost of revenues of $14.2 million for the three months ended March 31, 2012 as compared to $44.8 million for the three months ended March 31, 2011. The increase in cost of revenues was primarily due to the increase in salary costs by $16.1 million which was partly offset by decrease in travel related costs and other direct costs by $2.0 million.

Gross margin

Consolidated gross margin was $105.8 million or 40.2% of consolidated revenues for the three months ended March 31, 2012, as compared to $31.0 million or 40.9% of consolidated revenues for the three months ended March 31, 2011. The increase in gross margin was mainly due to the Patni Acquisition. The Patni segment accounted for $70.6 million (66.7% of consolidated gross margin) or 38.3% of the segment revenues.

The iGATE segment gross margin was $35.3 million (33.3% of consolidated gross margin), or 37.4% of the segment revenues for the three months ended March 31, 2012, as compared to $31.0 million, or 40.9% of the segment revenues for the three months ended March 31, 2011. The increase in gross margin in absolute terms is mainly due to increased volume growth in revenues contributing to higher gross margin.

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

Consolidated SG&A costs for the three months ended March 31, 2012 were $42.4 million or 16.1% of consolidated revenues, as compared to $21.7 million or 28.7% of consolidated revenues for the three months ended March 31, 2011. The significant increase in SG&A costs was mainly due to the Patni Acquisition. The Patni segment accounted for $32.3 million or 76.1% of consolidated SG&A costs.

The iGATE segment accounted for $10.4 million (24.6% of consolidated SG&A costs) or 11.1% of the segment revenues, as compared to $21.7 million or 28.7% of segment revenues for the three months ended March 31, 2011. The net employee cost increased by $7.8 million for the three months ended March 31, 2012, as compared to three months ended March 31, 2011, mainly due to an increase in salaries, bonus and benefits of $7.2 million and travel expense and related costs of $0.6 million. The net corporate cost decreased by $6.9 million for the three months ended March 31, 2012 mainly due to the Patni Acquisition costs incurred in 2011 of $9.8 million which was partly offset by an increase in marketing expenses, outside professional services, accounting, bad debts, administrative charges of $1.3 million and delisting costs of $1.6 million. The net facilities costs increased by $0.4 million for the three months ended March 31, 2012, mainly due to an increase in communication related expenses which was offset by decrease in rent and maintenance costs of $0.4 million. We have recorded $12.3 million as cost reimbursement from Patni towards the sales and administrative support provided for the current period.

Depreciation and amortization costs

Consolidated depreciation and amortization costs for the three months ended March 31, 2012 were $15.3 million or 5.8% of consolidated revenues, as compared to $2.3 million or 3.0% of consolidated revenues for the three months ended March 31, 2011. The significant increase in depreciation and amortization costs is mainly due to the Patni Acquisition. The Patni segment accounted for $12.6 million or 82.5% of consolidated depreciation and amortization costs.

The iGATE segment accounted for $2.7 million or 2.8% of the segment revenues for the three months ended March 31, 2012, as compared to $2.3 million or 3.0% of segment revenues for the three months ended March 31, 2011.

Operating income

Consolidated operating income was $48.1 million or 18.3% of consolidated revenues for the three months ended March 31, 2012 and $6.9 million or 9.2% of consolidated revenues for the three months ended March 31, 2011. This increase in operating margin is mainly due to Patni Acquisition. The Patni segment accounted for $25.7 million or 9.7% of consolidated revenues.

The iGATE segment accounted for $22.1 million or 23.5% of the segment revenues for the three months ended March 31, 2012 as compared to $6.9 million or 9.2% of revenues for the three months ended March 31, 2011. This increase was mainly due to increased volume of business contributing to higher gross margin and reduction in selling, general and administrative expenses. We recorded the expenses associated with the Patni Acquisition amounting to $9.8 million or 12.9% of the segment revenues recorded for the three months ended March 31, 2011.

Interest expense

We issued 9% senior notes on April 29, 2011 and recorded interest expense of $17.4 million for the three months ended March 31, 2012. We also amortized the debt issuance costs of $1.4 million for the three months ended March 31, 2012. The interest expense recorded on our $62.5 million line of credit and term loan, amounted to $0.2 million for the three months ended March 31, 2012.

Foreign exchange gain, net

Foreign exchange gain was $2.8 million for the three months ended March 31, 2012 as compared to $18.8 million for the three months ended March 31, 2011.

In connection with the investments in Patni, in January 2011 iGATE Mauritius entered into flexible non-deliverable forward contracts USD/INR with Standard Chartered Bank (“SCB”) and The Hongkong and Shanghai Banking Corporation Limited (“HSBC”) for notional amounts totaling $760 million to sell USD and buy INR at the strike rate, with various settlement dates between February 7, 2011 to May 20, 2011 (both the days inclusive). Foreign exchange gain is primarily comprised of favorable foreign currency movement resulting in unrealized gain amounting to $14.3 million on these contracts which was partly offset by realized loss on settled contracts amounting to $0.5 million for the three months ended March 31, 2011. The favorable foreign currency movement related to foreign currency derivative contracts entered into in connection with the acquisition of the balance stake in Patni resulted in an unrealized gain of $1.0 million for the three months ended March 31, 2012.

The Patni segment accounted for $1.9 million foreign exchange gain.

We recognized favorable foreign currency movement resulting in the realized gain of $0.2 million on settlement of cash flow hedges for the three months ended March 31, 2012 as compared to a gain of $0.3 million for the three months ended March 31, 2011.

We recognized a favorable foreign currency gain of $4.6 million on re-measurement of escrow account balance for the three months ended March 31, 2011. We also recognized favorable foreign currency gain related to our intercompany debt in India amounting to $2.1 and $0.1 million for the three months ended March 31, 2012 and 2011, respectively.

Other income, net

Our investment income for the three months ended March 31, 2012 totaled $7.6 million as compared to $1.1 million for the three months ended March 31, 2011. The significant increase in investment income is mainly due to the Patni Acquisition. The Patni segment accounted for $7.0 million investment income.

The iGATE segment investment income for the three months ended March 31, 2012 totaled $0.9 million as compared to $1.1 million for the three months ended March 31, 2011. In the 2011 second quarter, we liquidated the investments to fund the Patni Acquisition, which reduced investible funds as compared to the three months ended March 31, 2011.

Income taxes

Our effective tax rate was 27.6% and 33.1% during the three months ended March 31, 2012 and 2011, respectively. The decrease in effective tax rate is mainly due to the increase in the tax holiday benefit on SEZ units. Further, the company had elected to treat Patni acquisition as a qualified stock purchase and to change the tax year of Patni to November, 2011, which entailed in a lower tax provision during the current quarter.

Non-controlling interest

We recorded $4.5 million share of profits of non-controlling interest in Patni representing an 18.9% share of net income of $23.7 million of Patni.

Preferred dividend

On February 1, 2011, pursuant to the securities purchase agreement with Viscaria Limited dated January 10, 2011, we issued 210,000 shares of Series B Preferred Stock for a consideration of $210 million and an additional 120,000 shares were issued on May 9, 2011 for a consideration of $120 million. We have accrued for cumulative dividends of $7.0 million at a rate of 8.00% per annum, compounded quarterly, for the three months ended March 31, 2012.

Use of non-GAAP Financial Measures:

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

•

Acquisition expenses: We incur costs related to its acquisitions, which are inconsistent in amount and frequency and are significantly impacted by the timing and nature of iGATE’s acquisitions. We believe that eliminating these expenses for purposes of calculating these non-GAAP measures facilitates a more meaningful evaluation of our current operating performance and comparisons to its past operating performance.

•

Forex gain: The Company entered into forward foreign exchange contracts to mitigate the risk of changes in foreign exchange rates on payments related to the acquisition of Patni. We also recognized favorable foreign currency gain on re-measurement of escrow account balance maintained for facilitating payments related to Patni acquisition. We believe that eliminating the non-capitalized items for purposes of calculating these non-GAAP measures facilitates a more meaningful evaluation of our current performance and comparisons to its past performance. In March 2012, the Company entered into a forward foreign exchange contract to mitigate the risk of changes in foreign exchange rates on payments related to the delisting of Patni. iGATE believes that eliminating the non-capitalized items for purposes of calculating these non-GAAP measures facilitates a more meaningful evaluation of iGATE’s current performance and comparisons to its past performance.

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

The table below presents a reconciliation of our non-GAAP financial measures to the most comparable GAAP measures (in thousands, except for per share data):

	Three Months ended March 31,
	2012		2011
Net income attributable to iGATE Corporation	$24,068		$17,939
Adjustments:
Amortization of Intangible assets, net of taxes	2,174		197
Share Based Compensation, net of taxes	1,965		861
Acquisition expenses, net of taxes	0		9,039
Delisting expenses, net of taxes	1,478		0
Forex gain on acquisition hedging and other remeasurement, net of taxes	(685)		(12,306)

Non-GAAP Net income	$29,000		$15,730

Basic earnings per share from operations:
GAAP	$0.23		$0.23
Non-GAAP	$0.39		$0.23
Diluted earnings per share from operations:
GAAP	$0.22		$0.22
Non-GAAP	$0.38		$0.23
Weighted average shares outstanding, Basic	74,698	*	67,052	*

Weighted average dilutive common equivalent shares outstanding	76,176	*	68,271	*

*	Includes assumed conversion of 17.7 million, 10.5 million shares of Series B Preferred Stock as of March 31, 2012 and 2011 respectively.

Non-GAAP Disclosure of Adjusted EBITDA

We present Adjusted EBITDA as a supplemental measure of our performance. We define Adjusted EBITDA as net income attributable to iGATE Corporation plus (i) depreciation and amortization, (ii) interest expense, (iii) income tax expense, minus (iv) other income, net plus(v) foreign exchange (gain)/loss, (vi) stock-based compensation (vii) acquisition expenses (viii) severance expenses and (ix) delisting (going private) expenses. We eliminated the impact of the above as we do not consider them as indicative of our ongoing operating performance. These adjustments are itemized below. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

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

•

Adjusted EBITDA does not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of our ongoing operations; and other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

Because of these limitations, Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only supplementally (in thousands).

	Three Months ended March 31,
	2012	2011
Net income attributable to iGATE Corporation	$24,068	$17,939
Adjustments:
Depreciation and amortization	15,285	2,307
Interest expenses	19,123	89
Income tax expense	10,863	8,863
Non-controlling interest	4,476	0
Other income, net	(7,564)	(1,097)
Foreign exchange gain	(2,836)	(18,845)
Stock Based Compensation	2,812	1,508
Acquisition expenses	0	9,792
Delisting expenses	2,115	0

Adjusted EBITDA (a non-GAAP measure)	$68,342	$20,556

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

Net cash provided by operating activities increased for the three months ended March 31, 2012 primarily due to higher net income adjusted for depreciation, amortization of intangible assets, deferred gain on derivatives and stock-based compensation. These increases were partially offset by certain unfavorable changes in working capital, primarily increases in accounts receivable and unbilled revenues resulting from increases in revenues. Our working capital may be impacted by some of the aforementioned factors in future periods, certain amounts and timing of which are variable.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2012 was $29 million, as compared to cash provided by investing activities of $31.4 million for the three months ended March 31, 2011.

Our investment portfolio and other investments increased by $23.3 million for the three months ended March 31, 2012 as compared to a decrease of $35.6 million for the three months ended March 31, 2011. The decrease in investments during 2011 was due to the Patni Acquisition.

Financing Activities

Cash provided by financing activities was $9.7 million and $239.1 million for the three months ended March 31, 2012 and 2011, respectively. The cash provided during the current quarter was primarily due to the drawdown of $5.5 million from the bank, and proceeds of $4.3 million from the exercise of stock options.

On February, 1, 2011, we issued Series B Preferred Stock amounting to $210 million, and the proceeds from such issuance (net of issuance costs of $0.7 million) was $209.3 million. On February 21, 2011, we entered into an arrangement with Standard Chartered Bank for availing an unsecured revolving working credit facility of $70 million at an annual interest rate of LIBOR plus 195 basis points, renewable on an annual basis. During the three months ended March 31, 2011, the Company borrowed $30.0 million of the line of credit at an interest rate of 2.41%.

Our primary future cash requirements will be to fund working capital, debt service, capital expenditures, and benefit obligations. In addition to our working capital requirements, we expect our primary cash requirements for 2012 to be as follows:

•

Debt service—We expect to make payments of approximately $69.3 million during 2012 for interest associated with senior notes. We do not foresee the need to repatriate earnings of foreign subsidiaries in order to make our scheduled debt payments.

•

Capital expenditures—We expect to spend approximately $60.3 million for new and existing facility expansion and new hardware and software. We will fund the entire capital expenditure through a combination of available cash reserves and short term investments and expect to fund the costs of future expansion through our net cash flows provided by operations and ADS net proceeds at Patni.

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

Future Sources of Liquidity

We expect our primary source of cash to be positive net cash flows provided by operating activities. Further, we continue to focus on cost reductions and have initiated steps during 2011 to reduce overheads and provide cash savings. The Company currently has two revolving credit facilities providing for borrowings of up to an aggregate of $120 million subject to certain contractual limitations. As of March 31, 2012, we had borrowed $57 million under the revolving credit facilities. Both revolving credit facilities include other conditions that, if not complied with, could restrict our availability to borrow.

On March 8, 2012, Pan-Asia entered into Original Credit Facility for term commitments and bankers guarantees with the lenders named therein and the “Administrative Agent in an aggregate principal U.S. Dollar equivalent of $215 million maturing on June 8, 2014. The borrowings under the Original Credit Facility carried an interest rate of LIBOR plus an applicable interest rate ranging from 280 basis points to 320. At March 31, 2012, we had borrowed $5.5 million under the Original Credit Facility.

On April 3, 2012, Pan-Asia entered into the Credit Facility for a secured term loan facility with the lenders named therein and the Administrative Agent. The Credit Facility amends and restates the Original Credit Facility. The Credit Facility has a commitment amount of $265.0 million and matures on June 8, 2014. The Credit Facility is available to finance Pan-Asia’s purchase of the remaining publicly traded equity shares of Patni. Pan-Asia borrowed $257.8 million from DBS which comprised of $225.5 million cash and $32.3 million bank guarantee to fund the purchase of Patni’s shares and delisting related expenses. The bank guarantee is valid up to July 4, 2013.

For more information on the revolving credit facilities and the restrictions on borrowing there under, please refer to Note 6, Line of Credit, and Note 7, Senior Notes to our unaudited condensed consolidated financial statements included in this 10-Q.

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

Based on past performance and current expectations, we believe that our existing cash and cash equivalents and short-term investments of $475.7 million as of March 31, 2012, and future cash provided by operating activities will be sufficient to meet our future cash requirements described above. Our ability to meet these requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Debt Service Obligations

As a result of the acquisition of Patni, our level of indebtedness increased. As of March, 31, 2012, principal payments due under our indebtedness were $832.5 million, excluding capital lease obligations of $1.5 million. Our interest expense for the three months ended March 31, 2012 was $19.1 million.

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

Market Risk Factors

Market risk factors associated with our business are discussed in Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes from the market risk factors previously disclosed in the Company’s Form 10-K.

Effect of Hypothetical Currency Rate Fluctuations

Our primary net foreign currency exposure is the Rupee. The fair value of foreign exchange contracts is subject to changes in foreign currency exchange rates.

As of March 31, 2012, the potential gain or loss in the fair value of the Company’s outstanding foreign currency contracts assuming hypothetical 10%, 5%, 2% and 1% fluctuations in currency rates would be approximately:

	Valuation given X% decrease In Rupee / USD rate				Fair Value as of March 31, 2012	Valuation given X% increase in Rupee / USD rate
	(10%)	(5%)	(2%)	(1%)		1%	2%	5%	10%
Rupee to U.S. Rate	45.78	48.33	49.85	50.36	50.87	51.38	51.89	53.41	55.96
Derivative Instruments	$54.6	$21.0	$2.5	$(3.4)	$(9.2)	$(14.9)	$(20.5)	$(36.6)	$(61.5)

Seasonality

Our operations are generally not affected by seasonal fluctuations. However, our consultants’ billable hours are affected by national holidays and vacation policies, which vary by country and by operating company.

Economic Trends and Outlook

According to Gartner Inc. (Source: Gartner Forecast Alert: IT Spending, Worldwide, 1Q12 Update, ID Number: G00229875), an IT research and advisory company, the IT Services industry worldwide IT spending is forecasted to total $856 billion in 2012, a 1.3 % increase from 2011 revenue of nearly $845 billion.

(Disclaimer: The Gartner Report described herein, represent(s) data, research opinion or viewpoints published, as part of a syndicated subscription service, by Gartner, Inc. (“Gartner”), and are not representations of fact. Each Gartner Report speaks as of its original publication date (and not as of the date of this Report) and the opinions expressed in the Gartner Report(s) are subject to change without notice.)

The global economic recovery continues and modest growth in IT spending is expected. The potential for event-driven shocks such as the recent euro-zone crisis, exchange rate fluctuations and rising oil prices may impact the IT spending. The industry is aggressively pursuing innovations that it expects to stimulate demand beyond such modest growth. Besides the organic growth, the industry players are also aggressively pursuing mergers and acquisitions to stimulate growth. We believe that our business model is somewhat diversified, both geographically and operationally as we serve both IT and IT-enabled solutions. We believe our strategy of a global delivery model and the Patni Acquisition positions us well to provide a greater breadth of services in catering to market needs and opportunities.

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

Risk factors associated with our business are discussed in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K.

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

4.5	Registration Rights Agreement, dated April 29, 2011, by and among iGATE Corporation, iGATE Technologies, Inc. and the initial purchasers named therein is incorporated by reference to Exhibit 4.2 to iGATE Corporation’s Form 8-K, filed on May 5, 2011.

4.6	Escrow Agreement, by and among iGATE Corporation, as Grantor, Wilmington Trust, National Association (successor by merger to Wilmington Trust FSB), as Trustee, and Standard Chartered Bank, as Escrow Agent, is incorporated by reference to Exhibit 10.1 to iGATE Corporation’s Form 8-K, filed on May 5, 2011.

4.7	Account Security Deed, dated as of May 3, 2011, by and among iGATE Corporation, as charger, and Wilmington Trust, National Association (successor by merger to Wilmington Trust FSB), as charge, is incorporated by reference to Exhibit 10.2 to iGATE Corporation’s Form 8-K, filed on May 5, 2011.

10.1	Credit Agreement, dated as of March 8, 2012, among Pan-Asia iGATE Solutions, the banks, financial institutions and other institutional lenders party thereto, and DBS Bank Ltd. is incorporated by reference to Exhibit 10.1 to iGATE Corporation’s Form 8-K, filed on March 14, 2012.

10.2	Guaranty, dated as of March 8, 2012, among iGATE Corporation and certain subsidiaries thereof from time to time party thereto, and DBS Bank Ltd., Singapore is incorporated by reference to Exhibit 10.2 to iGATE Corporation’s Form 8-K, filed on March 14, 2012.

10.3	Amendment Agreement to the Senior Executive Employment Agreement, dated March 29, 2012, between Phaneesh Murthy and iGATE Technologies, Inc. is incorporated by reference to Exhibit 10.1 to iGATE Corporation’s Form 8-K, filed on March 30, 2012.

10.4	Amendment to Employment Contract dated March 29, 2012, between Sean Suresh Narayanan and iGATE Technologies, Inc. is incorporated by reference to Exhibit 10.2 to iGATE Corporation’s Form 8-K, filed on March 30, 2012.

10.5	Amendment to Employment Contract dated, dated March 29, 2012, between Srinivas Kandula and iGATE Technologies, Inc. is incorporated by reference to Exhibit 10.3 to iGATE Corporation’s Form 8-K, filed on March 30, 2012.

10.6	Amendment to Employment Contract dated, dated March 29, 2012, between Sujit Sircar and iGATE Global Solutions Limited is incorporated by reference to Exhibit 10.4 to iGATE Corporation’s Form 8-K, filed on March 30, 2012.

10.7	Amended and Restated Credit Agreement, dated as of April 3, 2012, among Pan-Asia iGATE Solutions, the banks, financial institutions and other institutional lenders party thereto, and DBS Bank Ltd. is incorporated by reference to Exhibit 10.1 to iGATE Corporation’s Form 8-K, filed on April 10, 2012.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer is filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer is filed herewith.

101.INS	XBRL Instance Document.†

101.SCH	XBRL Taxonomy Extension Schema Document.†

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.†

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.†

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.†

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.†

†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of April 2012.

iGATE CORPORATION

April 30, 2012	/s/ PHANEESH MURTHY
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

4.5	Registration Rights Agreement, dated April 29, 2011, by and among iGATE Corporation, iGATE Technologies, Inc. and the initial purchasers named therein is incorporated by reference to Exhibit 4.2 to iGATE Corporation’s Form 8-K, filed on May 5, 2011.

4.6	Escrow Agreement, by and among iGATE Corporation, as Grantor, Wilmington Trust, National Association (successor by merger to Wilmington Trust FSB), as Trustee, and Standard Chartered Bank, as Escrow Agent, is incorporated by reference to Exhibit 10.1 to iGATE Corporation’s Form 8-K, filed on May 5, 2011.

4.7	Account Security Deed, dated as of May 3, 2011, by and among iGATE Corporation, as charger, and Wilmington Trust, National Association (successor by merger to Wilmington Trust FSB), as charge, is incorporated by reference to Exhibit 10.2 to iGATE Corporation’s Form 8-K, filed on May 5, 2011.

10.1	Credit Agreement, dated as of March 8, 2012, among Pan-Asia iGATE Solutions, the banks, financial institutions and other institutional lenders party thereto, and DBS Bank Ltd. is incorporated by reference to Exhibit 10.1 to iGATE Corporation’s Form 8-K, filed on March 14, 2012.

10.2	Guaranty, dated as of March 8, 2012, among iGATE Corporation and certain subsidiaries thereof from time to time party thereto, and DBS Bank Ltd., Singapore is incorporated by reference to Exhibit 10.2 to iGATE Corporation’s Form 8-K, filed on March 14, 2012.

10.3	Amendment Agreement to the Senior Executive Employment Agreement, dated March 29, 2012, between Phaneesh Murthy and iGATE Technologies, Inc. is incorporated by reference to Exhibit 10.1 to iGATE Corporation’s Form 8-K, filed on March 30, 2012.

10.4	Amendment to Employment Contract dated March 29, 2012, between Sean Suresh Narayanan and iGATE Technologies, Inc. is incorporated by reference to Exhibit 10.2 to iGATE Corporation’s Form 8-K, filed on March 30, 2012.

10.5	Amendment to Employment Contract dated, dated March 29, 2012, between Srinivas Kandula and iGATE Technologies, Inc. is incorporated by reference to Exhibit 10.3 to iGATE Corporation’s Form 8-K, filed on March 30, 2012.

10.6	Amendment to Employment Contract dated, dated March 29, 2012, between Sujit Sircar and iGATE Global Solutions Limited is incorporated by reference to Exhibit 10.4 to iGATE Corporation’s Form 8-K, filed on March 30, 2012.

10.7	Amended and Restated Credit Agreement, dated as of April 3, 2012, among Pan-Asia iGATE Solutions, the banks, financial institutions and other institutional lenders party thereto, and DBS Bank Ltd. is incorporated by reference to Exhibit 10.1 to iGATE Corporation’s Form 8-K, filed on April 10, 2012.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer is filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer is filed herewith.

101.INS	XBRL Instance Document.†

101.SCH	XBRL Taxonomy Extension Schema Document.†

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.†

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.†

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.†

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.†

†	Furnished herewith.