Form 10-Q
period 2012-06-30
IGATE CORP
filed 2012-08-08
CIK 1024732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of July 25, 2012 was 57,247,455.

iGATE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2012

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

iGATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$267,993	$170,417	$531,258	$246,215
Cost of revenues (exclusive of depreciation and amortization)	167,682	111,203	325,111	155,998

Gross margin	100,311	59,214	206,147	90,217
Selling, general and administrative	40,863	40,423	83,284	62,170
Depreciation and amortization	11,445	9,058	26,730	11,365

Income from operations	48,003	9,733	96,133	16,682
Interest expense	(21,032)	(13,199)	(40,155)	(13,288)
Foreign exchange gain (loss), net	(17,271)	5,875	(14,435)	24,720
Equity in income of affiliated company	0	10	0	10
Other income, net	7,596	3,311	15,160	4,408

Income before income taxes	17,296	5,730	56,703	32,532
Income tax expense	4,649	1,244	15,512	10,107

Net income	12,647	4,486	41,191	22,425
Non- controlling interest	0	487	4,476	487

Net income attributable to iGATE Corporation	12,647	3,999	36,715	21,938
Accretion to preferred stock	98	115	192	130
Preferred dividend	7,172	5,639	14,171	8,362

Net income (loss) attributable to iGATE common shareholders	$5 ,377	$(1,755)	$22,352	$13,446

Basic earnings (loss) per share:
Common stock	$0.07	$(0.02)	$0.30	$0.18
Unvested restricted stock	0.07	(0.02)	0.30	0.18
Diluted earnings (loss) per share	$0.07	$(0.02)	$0.29	$0.18

See accompanying notes.

iGATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income (loss) attributable to iGATE common shareholders	$5,377	$(1,755)	$22,352	$13,446
Non controlling interest	0	487	4,476	487
Other comprehensive income:
Unrealized gain on marketable securities	1,529	774	1,466	301
Unrecognized actuarial gain (loss) on pension liability	(313)	(31)	(266)	245
Change in fair value of cash flow hedges	(3,100)	1,148	9,354	886
Gain (loss) on foreign currency translation	(119,153)	2,705	(61,467)	4,029

Total comprehensive gain (loss)	(115,660)	3,328	(24,085)	19,394
Less: Total comprehensive income attributable to non controlling interest	0	1,384	4,476	1,384

Total comprehensive income (loss) attributable to iGATE common shareholders	$(115,660)	$1,944	$(28,561)	$18,010

See accompanying notes.

iGATE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	June 30, 2012 (unaudited)	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$83,413	$75,440
Restricted cash	26,349	0
Short-term investments	344,987	354,528
Accounts receivable, net	138,788	172,711
Unbilled revenues	100,064	45,223
Prepaid expenses and other current assets	22,839	18,752
Prepaid income taxes	11,676	8,341
Deferred tax assets	24,933	20,574
Foreign exchange derivative contracts	3,680	277
Receivable from Mastech Holdings Inc.	0	187

Total current assets	756,729	696,033

Deposits and other assets	29,629	32,102
Prepaid income taxes	23,255	18,481
Property and equipment, net	157,359	175,672
Leasehold land	85,890	90,339
Deferred tax assets	27,097	30,456
Goodwill	487,580	511,060
Intangible assets, net	148,121	160,706

Total assets	$1,715,660	$1,714,849

LIABILITIES, REDEEMABLE NON CONTROLLING INTEREST, PREFERRED STOCK AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$7,735	$7,857
Line of credit	57,000	57,000
Accrued payroll and related costs	49,681	71,913
Other accrued liabilities	80,144	77,988
Accrued income taxes	1,108	3,993
Foreign exchange derivative contracts	22,254	12,471
Deferred revenue	16,687	22,412

Total current liabilities	234,609	253,634
Other long-term liabilities	3,790	4,610
Senior notes	770,000	770,000
Term loans	225,500	0
Foreign exchange derivative contracts	0	6,739
Accrued income taxes	24,717	17,672
Deferred tax liabilities	60,464	58,992

Total liabilities	1,319,080	1,111,647

Commitments and contingencies (Note 20)
Redeemable non controlling interest	53,175	0

Series B Preferred stock, without par value: 480,000 shares authorized; 330,000 shares issued and outstanding	363,386	349,023

iGATE Corporation shareholders’ equity (deficit):
Preferred shares, without par value: 19,520,000 shares authorized; 1 share held in treasury	0	0
Common shares, par value $0.01 per share:
700,000,000 shares authorized; 58,217,512 and 57,696,430 shares issued as of June 30, 2012 and December 31, 2011, respectively; 57,227,410 and 56,706,328 shares outstanding as of June 30, 2012 and December 31, 2011, respectively	582	577
Common shares held in treasury, at cost, 990,102 shares	(14,714)	(14,714)
Additional paid-in capital	176,139	201,281
Retained earnings	126,845	104,493
Accumulated other comprehensive loss	(308,833)	(214,641)

Total iGATE Corporation shareholders’ equity (deficit)	(19,981)	76,996
Non controlling interest	0	177,183

Total equity (deficit)	(19,981)	254,179

Total liabilities, redeemable non controlling interest, preferred stock and equity (deficit)	$1,715,660	$1,714,849

See accompanying notes.

iGATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months ended June 30,
	2012	2011
Cash Flows From Operating Activities:
Net income	$41,191	$22,425
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	26,730	11,365
Stock based compensation	5,475	4,525
Write off of software implementation costs	0	1,196
Provision for lease termination	0	446
Realized gain on investments	(8,497)	(1,945)
Equity income on investment in affiliate	0	(10)
Loss on investment in affiliate	551	0
Deferred gain (loss) on settled derivatives	15,793	(313)
Provision for doubtful debts	328	402
Deferred income taxes	(5,898)	(336)
Amortization of debt issuance costs	3,063	780
Loss (gain) on sale of property and equipment	45	(26)
Deferred rent	(44)	24
Tax benefits related to stock option exercises	(318)	(787)
Working capital items:
Accounts receivables and unbilled revenue	(27,709)	(3,775)
Prepaid expenses and other current assets	(6,081)	(2,745)
Accounts payable	7,765	(409)
Accrued and other liabilities	(28,801)	(882)
Deferred revenue	(4,781)	122

Net cash flows provided by operating activities	18,812	30,057

Cash Flows From Investing Activities:
Purchase of property and equipment	(9,002)	(8,640)
Proceeds from sale of property and equipment	12	16
Purchase of available-for-sale investments	(956,874)	(197,361)
Proceeds from maturities and sale of available-for-sale investments	961,314	258,290
Restricted cash	(26,349)	0
Receipts from lease deposits	2,430	2,210
Payment for investment in subsidiary	(207,852)	(1,168,404)

Net cash flows used in investing activities	(236,321)	(1,113,889)
Cash Flows From Financing Activities:
Payments on capital lease obligations	(219)	(137)
Proceeds from line of credit and term loans	225,500	45,000
Proceeds from sale of preferred stock, net of issuance costs	0	326,572
Payment of delisting related loan cost	(2,453)	0
Proceeds from senior notes	0	770,000
Payment of debt issuance costs	0	(32,610)
Purchase of subsidiary’s stock	0	(8)
Proceeds from exercise of stock options	6,189	959
Tax benefit related to stock option exercises	318	787

Net cash flows provided by financing activities	229,335	1,110,563

Effect of currency translation	(3,853)	1,283

Net change in cash and cash equivalents	7,973	28,014
Cash and cash equivalents, beginning of period	75,440	67,924

Cash and cash equivalents, end of period	$83,413	$95,938

See accompanying notes.

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

1.	Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of iGATE Corporation (“iGATE” or the “Company”) have been prepared by management in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and disclosures required by U.S. GAAP. In the opinion of the management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included.

The accompanying balance sheet and financial information as of December 31, 2011 is derived from audited financial statements but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2011.

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

On May 12, 2011, the Company, through its wholly owned subsidiaries Pan-Asia iGATE Solutions (“Pan-Asia”) and iGATE Global Solutions Limited (“iGATE Global”), (“Promoters”), completed the acquisition of a majority stake in Patni Computer Systems Limited (the “Patni Acquisition”). The Patni Acquisition was valued at $1.24 billion. Patni Computer Systems Limited, now known as iGATE Computer Systems Limited (“Patni”) provided multiple service offerings to its clients across various industries including banking and insurance; manufacturing, retail and distribution; life sciences; product engineering; communications, media and entertainment and utilities. These service offerings include application development and maintenance, enterprise software and systems integration services, business and technology consulting, product engineering services, infrastructure management services, customer interaction services and business process outsourcing (“BPO”), quality assurance and engineering services. The Company believes that its strategy of a global delivery model and the Patni Acquisition positions it well to provide a greater breadth of services in catering to market needs and opportunities.

The acquisition has been accounted for under the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) No. 805, “Business Combination”. The total purchase price has been allocated to Patni’s net tangible and intangible assets based on their estimated fair values at the date of acquisition. Since the actual results from May 12, 2011 through May 15, 2011 were not material, for convenience the Company utilized May 15, 2011 as the acquisition date. The purchase price in excess of amounts allocated to net tangible and intangible assets has been recorded as goodwill. The goodwill recognized is not deductible for income tax purposes.

On March 14, 2012, Pan-Asia along with iGATE Global and iGATE issued a public announcement regarding the proposed acquisition of the remaining 15.82% of Patni’s outstanding share capital (excluding American Depository Shares (“ADSs” )) from Patni’s public shareholders and the delisting of the fully paid-up equity shares of Patni having a face value of Indian Rupees (“INR”) 2/- each in accordance with Regulation 10 of the Securities and Exchange Board of India (Delisting of Equity Shares) Regulations, 2009 (the “Offer”).

The public shareholders holding Patni’s equity shares were invited to submit bids via the Offer that opened on March 28, 2012 and closed on March 30, 2012. On April 10, 2012, iGATE announced the Offer process as a success with a discovered price of INR 520 per equity share determined through a reverse book building process using the electronic facility of the Bombay Stock Exchange, in accordance with the Security Exchange Board of India regulations.

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

Following the application made by Patni to the Bombay Stock Exchange (“BSE”) and the National Stock Exchange (“NSE”) to voluntarily delist its equity shares from those exchanges and on the subsequent completion of purchase of the remaining shares, trading of Patni’s shares were discontinued with effect from May 21, 2012 and the Patni shares were delisted from the records of the BSE and the NSE with effect from May 28, 2012. In accordance with Regulation 21 of the SEBI Regulations, the Promoters announced an Exit Offer (“Exit Offer”) on May 28, 2012 asking the Residual Shareholders of Patni to tender their Shares to the Promoters at INR 520 at any time from May 28, 2012 until May 27, 2013 (“Exit Period”).

Pan-Asia borrowed $225.5 million in cash and took a bank guarantee (that may be invoked, if needed) of INR 1.6 billion or $29.6 million from DBS Bank Ltd., Singapore (see Note 6) to fund the purchase of Patni’s shares and delisting related expenses. Of this, $215 million along with the Company’s funds of INR1.3 billion or approximately $23.3 million was placed in an escrow for the acquisition of Patni’s shares. As of June 30, 2012, approximately $207.9 million was utilized to purchase 20.8 million shares of Patni’s outstanding share capital. As of June 30, 2012, the Company owned 96.8% of the outstanding share capital of Patni. As of June 30, 2012, the escrow account balance was remeasured to $26.3 million and is disclosed as restricted cash in the condensed consolidated balance sheet. Subsequent to June 30, 2012, the Company has acquired additional 0.4 million shares of Patni’s outstanding share capital. As of July 25, 2012, the Company owned 97.1% of the outstanding share capital of Patni.

Redeemable Non Controlling Interest

As of June 30, 2012, the balance of Patni shares yet to be purchased was 5.7 million shares. As per ASC 480, the Company has recorded the fair value of such shares totaling $53.2 million and classified it as redeemable non controlling interest on the balance sheet.

3.	Goodwill and Intangible Assets

The following describes changes in the carrying value of goodwill for the six months ended June 30, 2012 (in thousands):

Amount
Goodwill as of December 31, 2011	$511,060
Foreign currency translation effect	(23,480)

Goodwill as of June 30, 2012	$487,580

The following describes changes in the carrying value of intangibles for the six months ended June 30, 2012 (in thousands):

Amount
Intangible assets as of December 31, 2011	$160,706
Foreign currency translation effect	(6,665)
Amortization	(5,920)

Intangible assets as of June 30, 2012	$148,121

As of June 30, 2012, intangible assets were comprised of the following (in thousands):

Amount
Customer relationships	$189,844
Intellectual property rights	9,400
Foreign currency translation adjustments	(35,951)
Amortization	(15,172)

Intangible assets as of June 30, 2012	$148,121

Customer relationships and intellectual property rights are amortized over a weighted average period of 7.6 years and 2.9 years, respectively.

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

Amortization expenses related to identifiable intangible assets were $3.1 million and $1.9 million for the three months ended June 30, 2012 and 2011, respectively and $5.9 million and $2.1 million for the six months ended June 30, 2012 and 2011, respectively. Future estimated annual amortization is as follows (in thousands):

Amount
Remainder of 2012	$5,427
2013	$11,015
2014	$11,428
2015	$11,928
2016	$12,346

4.	Series B Preferred Stock

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

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

The Company incurred issuance costs amounting to $3.4 million which have been netted against the proceeds received from the issuance of Series B Preferred Stock. The Series B Preferred Stock is being accreted over a period of six years. The amount accreted totaled $0.1 million and $0.1 million during the three months ended June 30, 2012 and 2011, respectively, and $0.2 million and $0.1 million during the six months ended June 30, 2012 and 2011, respectively.

The Company is accruing for cumulative dividends at a rate of 8.00% per annum, compounded quarterly. The amount of such dividends accrued was $7.2 million and $5.6 million during the three months ended June 30, 2012 and 2011, respectively, and $14.2 million and $8.4 million during the six months ended June 30, 2012 and 2011, respectively.

5.	Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (in thousands):

	As of
	June 30, 2012	December 31, 2011
Prepaid expenses	$6,209	$6,173
Advances	3,680	2,663
Debt issuance costs	7,225	5,808
Other current assets	5,725	4,108

	$22,839	$18,752

6.	Borrowings

Line of Credit

On February 21, 2011, the Company entered into an arrangement with a bank for availing an unsecured revolving working credit facility of $70 million at an annual interest rate of LIBOR plus 195 basis points, renewable on an annual basis. In February, 2012, this facility was renewed and the interest rate was changed to LIBOR plus 25 basis points and which was further renewed to LIBOR plus 60 basis points with effect from May 2012. As of June 30, 2012, the Company had borrowed $52 million under this line of credit at a weighted average interest rate of 1.06%.

On May 10, 2011, the Company entered into a credit agreement with a bank for revolving credit commitments in an aggregate principal U.S. Dollar equivalent of $50 million, maturing on May 10, 2016. The proceeds are to be used for working capital and other general corporate purposes. This facility carries an interest rate of LIBOR plus 280 basis points. As of June 30, 2012, the Company had borrowed $5 million under this revolving credit arrangement at an interest rate of 3.26%.

As of June 30, 2012, Patni has a line of credit facility of approximately $11 million with a bank for requirements such as pre and post shipment loans, export bill discounting, overdrafts, working capital demand loans and financial and performance guarantees. This facility bears interest in accordance with rates negotiated with the bank from time to time. This facility is secured by Patni’s accounts receivables, and amounts outstanding are payable on demand to the bank upon breach of the terms and conditions of the credit facility letter. As of June 30, 2012, Patni has availed $0.8 million under this facility for a performance guarantee.

Term Loans

On March 8, 2012, Pan-Asia entered into a credit agreement (the “Original Credit Facility”) for term commitments and bankers guarantees with the lenders named therein and DBS Bank LTD., Singapore, as administrative agent (the “Administrative Agent”), in an aggregate principal U.S. Dollar equivalent of $215 million maturing on June 8, 2014. The borrowings under the Original Credit Facility carried an interest rate of LIBOR plus an applicable interest rate ranging from 280 basis points to 320 basis points and contained customary representations and warranties, events of default and affirmative and negative covenants, and are guaranteed by the Company and several of its wholly-owned subsidiaries.

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

On April 3, 2012, Pan-Asia entered into an amended and restated credit agreement (the “Amended Credit Facility”) for a secured term loan facility with the lenders named therein and the Administrative Agent. The Amended Credit Facility increases the commitment amount to $265.0 million and matures on June 8, 2014. The Amended Credit Facility is available to finance Pan-Asia’s purchase of the remaining publicly traded equity shares of Patni. As of June 30, 2012, Pan-Asia borrowed $225.5 million in cash at an interest rate of 3.04% and took a bank guarantee (that may be invoked, if needed) of INR 1.6 billion or $29.6 million to fund the purchase of Patni’s shares and delisting related expenses. The bank guarantee expires on July 4, 2013.

As of June 30, 2012, the Company was in compliance with all covenants associated with the aforementioned borrowings.

7.	Senior notes

On April 29, 2011, the Company sold $770 million of 9.0% senior notes due May 1, 2016 (the “Notes”) through a private placement transaction exempt from the registration requirements of the Securities Act of 1933, pursuant to an Indenture (the “Indenture”) by and among the Company, iGATE Technologies Inc., and the trustee, as supplemented by the Supplemental Indenture dated as of May 12, 2011, by and among the Company, iGATE Technologies, Inc., iGATE Holding Corporation, iGATE Inc. and the trustee. The interest is payable semiannually in cash in arrears on May 1 and November 1 of each year, beginning on November 1, 2011. The Notes are senior unsecured obligations of the Company, guaranteed by the Company’s domestic subsidiaries, as identified in Note 19.

The terms of the Indenture governing the Notes, among other things, limits the ability of the Company and its restricted subsidiaries to (i) incur additional indebtedness or issue certain preferred stock; (ii) pay dividends on, or make distributions in respect of, their capital stock or repurchase their capital stock; (iii) make certain investments or other restricted payments; (iv) sell certain assets; (v) create liens or use assets as security in other transactions; (vi) merge, consolidate or transfer or dispose of substantially all of their assets; and (vii) engage in certain transactions with affiliates. These covenants are subject to a number of important limitations and exceptions that are described in the Indenture. The Indenture also contains certain financial covenants relating to Consolidated Priority Debt Leverage Ratio and a Fixed Charge Coverage Ratio that the Company must comply with, when any of the above events occur. As of June 30, 2012, no such events have occurred.

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

On December 13, 2011, the Company issued a prospectus pursuant to a Registration Rights Agreement which granted the initial purchasers and any subsequent holders of the Notes certain exchange and registration rights. The exchange offer was completed and, as of February 14, 2012, all the Notes were tendered by the Note holders.

As of June 30, 2012, the amortizable debt issuance cost was $27 million, of which $6.1 million is accounted for as part of prepaid expenses and other current assets and $20.9 million as part of deposits and other assets. These costs are being amortized to interest expense over the balance period of approximately four years using the effective interest method. The amount amortized was $1.4 million and $0.8 million for the three months ended June 30, 2012 and 2011, respectively, and $2.8 million and $0.8 million for the six months ended June 30, 2012 and 2011, respectively. Interest expense for the three months ended June 30, 2012 and 2011 was $17.3 million and $12.0 million, respectively, and interest expense for the six months ended June 30, 2012 and 2011 was $34.7 million and $12.0 million, respectively.

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

8.	Income tax

The provision for income taxes consists of provisions for federal, state and foreign income taxes. The Company operates in an international environment with significant operations in various locations outside the U.S. Accordingly the consolidated income tax rate is a composite rate reflecting the earnings in various locations and the applicable tax rates. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as India, Canada and the United States.

The Company’s effective tax rate (“ETR”) was 26.9% and 27.4% for the three and six months ended June 30, 2012, respectively. For the three and six months ended June 30, 2011, the Company’s ETR was 21.7% and 31.1%, respectively. The difference in the ETR as compared to the U.S. statutory rate of 34.0% is primarily attributable to the benefit from a tax holiday in India.

Under the Indian Income Tax Act, 1961, companies or units set up in a Special Economic Zone (“SEZ”) are eligible to claim an income tax holiday of 100% for the initial five consecutive assessment years followed by 50% for the subsequent ten consecutive assessment years on the profits derived from the export of software services from the divisions registered under the SEZ. For the three months ended June 30, 2012 and 2011, the tax holiday resulted in income tax benefits of $1.2 million and $3.7 million, respectively, when calculated at the statutory U.S. rate. For the six months ended June 30, 2012 and 2011, the tax holiday resulted in income tax benefits of $3.5 million and $3.8 million, respectively, when calculated at the statutory U.S. rate.

ASC 740-10 reserves:

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits are as follows (in thousands):

Amount
Balance as of January 1, 2012	$30,224
Additions based on the current period tax positions	669
Reductions based on current period tax positions	(656)
Reductions for tax positions of prior years	(526)
Foreign currency translation effect	(70)

Balance as of June 30, 2012	$29,641

The Company recognizes interest and penalties related to uncertain tax positions in other income, net. As of June 30, 2012, the Company had $1.5 million of accrued interest and penalties related to uncertain tax positions.

As of June 30, 2012, the Company had $24.6 million of net unrecognized tax benefits arising out of tax positions which would affect the effective tax rate, if recognized. Although it is difficult to anticipate the final outcome on timing of resolution of any particular uncertain tax position, the Company believes that the total amount of unrecognized tax benefits will be decreased by approximately $7.2 million during the next twelve months due to the expiration of the statute of limitations.

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

JUNE 30, 2012

Earnings per share for the common stock, unvested restricted stock and Series B Preferred Stock under the two class method are presented below (dollars and shares in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income attributable to iGATE common shareholders	$5,377	$(1,755)	$22,352	$13,446
Add: Dividend on Series B Preferred Stock	7,172	5,639	14,171	8,362

	12,549	3,884	36,523	21,808
Less: Dividends paid on
Series B Preferred Stock [A]	7,172	5,639	14,171	8,362

Undistributed Income	$5,377	$(1,755)	$22,352	$13,466

Allocation of Undistributed Income :
Common stock [B]	$4,086	$(1,351)	$16,984	$10,352
Unvested restricted stock [C]	3	(6)	13	41
Series B Preferred Stock [D]	1,288	(398)	5,355	3,053

	$5,377	$(1,755)	$22,352	$13,446

Shares outstanding for allocation of undistributed income:
Common stock	57,227	56,524	57,227	56,524
Unvested restricted stock	45	222	45	222
Series B Preferred Stock	18,045	16,668	18,045	16,668

	75,317	73,414	75,317	73,414

Weighted average shares outstanding:
Common stock [E]	57,163	56,514	56,978	56,399
Unvested restricted stock [F]	45	238	45	257
Participating preferred stock [G]	18,045	16,668	18,045	16,668

	75,253	73,420	75,068	73,324

Weighted average common stock outstanding	57,163	56,514	56,978	56,399
Dilutive effect of stock options outstanding	1,569	0	1,636	1,483

Dilutive weighted average shares outstanding [H]	58,732	56,514	58,614	57,882

Distributed earnings per share:
Series B Preferred Stock [I=A/G]	$0.40	$0.34	$0.79	$0.50
Undistributed earnings per share:
Common stock [J=B/E]	$0.07	$(0.02)	$0.30	$0.18
Unvested restricted stock [K=C/F]	$0.07	$(0.02)	$0.30	$0.18
Series B Preferred Stock [L=D/G]	$0.07	$(0.02)	$0.30	$0.18
Basic earnings per share from operations:
Common stock [J]	$0.07	$(0.02)	$0.30	$0.18
Unvested restricted stock [K]	$0.07	$(0.02)	$0.30	$0.18
Series B Preferred Stock [I+L]	$0.47	$0.32	$1.09	$0.68
Diluted earnings per share from operations [[B+C]/H]	$0.07	$(0.02)	$0.29	$0.18

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

The number of outstanding options to purchase common shares for which the option exercise prices exceeded the average market price of the common shares aggregated 0.5 million and 0.4 million shares for the three months ended June 30, 2012 and June 30, 2011, respectively, and 0.4 million and 0.3 million shares for the six months ended June 30, 2012 and 2011, respectively. These options were excluded from the computation of diluted earnings per share under the treasury stock method. The number of shares of outstanding Series B Preferred Stock for which the earnings per share exceeded the earnings per share of common stock aggregated to 18 million and 16.7 million for the three months ended June 30, 2012 and 2011, respectively, and 18.0 million and 16.7 million shares for the three and six months ended June 30, 2012 and 2011, respectively. These shares were excluded from the computation of diluted earnings per share as they were anti-dilutive.

10.	Investments

Short term investments comprise the following (in thousands):

	As of June 30, 2012
	Carrying Value	Unrealized Gain	Fair Value
Mutual Funds
Liquid mutual funds	$241,357	$1,068	$242,425
Fixed maturity plan funds	16,000	1,174	17,174
Certificate of deposits with bank and others	82,334	3,054	85,388

	$339,691	$5,296	$344,987

	As of December 31, 2011
	Carrying Value	Unrealized Gain	Fair Value
Mutual Funds
Liquid mutual funds	$231,422	$(81)	$231,341
Fixed maturity plan funds	111,559	2,728	114,287
Certificate of deposits with bank and others	8,621	279	8,900

	$351,602	$2,926	$354,528

Contractual maturities of short-term and other investments in available for sale securities as of June 30, 2012 and December 31, 2011 were as follows (in thousands):

	As of
	June 30, 2012	December 31, 2011
Due within one year	$344,987	$354,528

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

Dividends from available for sale securities and gross realized gains and losses on sale of available for sale securities are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Dividends	$17	$2,442	$5,378	$3,231
Gross realized gains	6,676	733	9,171	1,027
Gross realized losses	(9)	(43)	(674)	(150)

	$6,684	$3,132	$13,875	$4,108

11.	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss was as follows (in thousands):

	As of
	June 30,	December 31,
	2012	2011
Net unrealized loss on cash flow hedges	$(12,787)	$(18,524)
Net unrealized gain on marketable securities	4,126	2,178
Actuarial (loss) gain relating to defined benefit plan	(214)	20
Loss on foreign currency translation adjustment	(299,958)	(198,315)

Accumulated other comprehensive loss	$(308,833)	$(214,641)

The changes in the gross unrealized gain on marketable securities carrying value for the three and six months ended June 30, 2012 and 2011 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Unrealized gain on marketable securities at the beginning of the period	$3,285	$200	$2,926	$673
Reclassification of gain into earnings on maturity	(6,667)	(690)	(8,497)	(877)
Net unrealized gain due to changes in the fair value	8,678	1,464	10,867	1,178

Unrealized gain on marketable securities at the end of the period	$5,296	$974	$5,296	$974

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

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

As part of hedge strategy, the Company also enters into derivative contracts which are replaced with successive new contracts up to the period in which the forecasted transaction is expected to occur i.e. (roll-over hedges). In case of rollover hedges, the hedge effectiveness is assessed based on changes in fair value to the extent of changes in spot prices and recorded in accumulated other comprehensive income (loss) until the hedged transactions occur, at which time it is recognized in the consolidated statements of income. Accordingly, the changes in the fair value of the contract related to the changes in the difference between the spot price and the forward price (i.e. forward premium/discount) are excluded from assessment of hedge effectiveness and is recognized in the consolidated statements of income as part of foreign exchange gain (loss).

In respect of derivative contracts which hedge the foreign currency risk associated with the both anticipated sales transaction and the collection thereof (dual purpose hedges), the hedge effectiveness is assessed based on overall changes in fair value with the effective portion of gains or losses included in accumulated other comprehensive income (loss). The effective portion of gain or loss attributable to forecasted sales are reclassified from accumulated other comprehensive income (loss) and recognized in consolidated statements of income as part of foreign exchange gain (loss) when the sales transaction occurs. Following the date of sales transaction, the Company reclassifies an amount from accumulated other comprehensive income (loss) to earnings to offset foreign currency translation gain (loss) recorded for the respective receivable during the period. In addition, the Company determines the amount of cost to be ascribed to each period of the hedging relationship based on the functional currency interest rate implicit in the hedging relationship and recognizes this cost by reclassifying it from accumulated other comprehensive income (loss) to consolidated statements of income as part of foreign exchange gain (loss) for recognized receivables based on the pro rata method.

Changes in the fair value of cash flow hedges deemed ineffective are recognized in the consolidated statement of income and are included in foreign exchange gain (loss). The Company also uses derivatives contracts not designated as hedging instruments under ASC No. 815, to hedge intercompany and end customer accounts receivables and other monetary assets denominated in currencies other than the functional currency. Changes in the fair value of these derivatives are recognized in the consolidated statements of income as part of foreign exchange gain (loss).

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

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

The following table presents information related to foreign currency contracts held:

OUTSTANDING HEDGE TRANSACTIONS QUALIFYING FOR HEDGE ACCOUNTING AS OF JUNE 30, 2012 (in thousands)

	Maturity Date Ranges	Strike Price At Rupee Rate Ranges	Amount	Net Unrealized Gains / (Losses) June 30, 2012
FORWARD CONTRACTS USD
From:	31-July-12	51.38
To:	28-February-13	58.25
Subtotal			$199,000	$(8,307)
FORWARD CONTRACTS CAD
From:	31-July-12	51.98
To:	31-May-13	56.84
Subtotal			$32,811	$(898)
FORWARD CONTRACTS GBP
From:	31-July-12	83.48
To:	31-May-13	91.36
Subtotal			$17,193	$(267)

				$(9,472)

OUTSTANDING HEDGE TRANSACTIONS NOT QUALIFYING FOR HEDGE ACCOUNTING AS OF JUNE 30, 2012 (in thousands)

	Maturity Date Ranges	Strike Price At Rupee Rate Ranges	Amount	Net Unrealized Gains / (Losses) June 30, 2012
CURRENCY OPTION CONTRACTS USD
From:	29-May-13	46.75
To:	29-May-13	48.75
Subtotal			$5,000	$(842)
FORWARD CONTRACTS USD
From:	13-July-12	41.16
To:	31-March-13	57.52
Subtotal			$135,500	$(8,479)
FORWARD CONTRACTS JPY
From:	31-July-12	79.57
To:	31-July-12	79.57
Subtotal			$1,510	$0
FORWARD CONTRACTS GBP
From:	31-July-12	86.91
To:	31-July-12	89.72
Subtotal			$10,378	$219

				$(9,102)

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Income for the three months ended June 30, 2012 (in thousands):

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain/(Loss) recognized in OCI on Derivative		Location of Gain/(Loss) reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) reclassified from Accumulated OCI into Income	Location of Gain/(Loss) recognized in Income on Derivative	Amount of Gain/(Loss) recognized in Income Statement
	(Effective Portion) June 30, 2012		(Effective Portion) June 30, 2012		(Ineffective Portion and amount excluded from effectiveness testing) June 30, 2012
Foreign Exchange Contracts	$(14,911	)*	Forex loss, net	$(10,581)	Forex loss, net	$(4,125)

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Income for the six months ended June 30, 2012 (in thousands):

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain/(Loss) recognized in OCI on Derivative		Location of Gain/(Loss) reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) reclassified from Accumulated OCI into Income	Location of Gain/(Loss) recognized in Income on Derivative	Amount of Gain /(Loss) recognized in Income Statement
	(Effective Portion) June 30, 2012		(Effective Portion) June 30, 2012		(Ineffective Portion and amount excluded from effectiveness testing) June 30, 2012
Foreign Exchange Contracts	$(3,237	)*	Forex loss, net	$(16,588)	Forex loss, net	$(6,972)

*	Includes deferred loss on settled rollover derivatives amounting to $0.9 million and gain of $6.9 million for three months and six months ended June 30, 2012 respectively.

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Income for the three months ended June 30, 2011 (in thousands):

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain/(Loss) recognized in OCI on Derivative	Location of Gain/ (Loss) reclassified from Accumulated OCI into Income	Amount of Gain/ (Loss) reclassified from Accumulated OCI into Income	Location of Gain/(Loss) recognized in Income on Derivative	Amount of Gain /(Loss) recognized in Income Statement
	(Effective Portion) June 30, 2011	(Effective Portion) June 30, 2011		(Ineffective Portion and amount excluded from effectiveness testing) June 30, 2011
Foreign Exchange Contracts	$1,657	Foreign exchange gain (loss), net	$407	Foreign exchange gain (loss), net	$0

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Income for the six months ended June 30, 2011 (in thousands):

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain/(Loss) recognized in OCI on Derivative	Location of Gain/(Loss) reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) reclassified from Accumulated OCI into Income	Location of Gain/(Loss) recognized in Income on Derivative	Amount of Gain/(Loss) recognized in Income Statement
	(Effective Portion) June 30, 2011	(Effective Portion) June 30, 2011		(Ineffective Portion and amount excluded from effectiveness testing) June 30, 2011
Foreign Exchange Contracts	$1,657	Foreign exchange gain (loss), net	$724	Foreign exchange gain (loss), net	$0

Derivatives not designated as hedging instruments (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Statement of Income
Foreign exchange (loss) gain, net	$(13,162)	$2,728	$(5,181)	$2,728

These foreign currency exchange contracts were entered into to hedge the fluctuations in foreign exchange rates for recognized balance sheet items such as inter-company and end customer receivables, and were not originally designated as hedges. Realized gains (losses) and changes in the fair value of these derivatives are recorded in foreign exchange gains (losses), net in the unaudited condensed consolidated statements of income.

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

Information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheets (in thousands):

Derivative Instruments – Foreign Exchange Contracts
		June 30, 2012	December 31, 2011
Balance Sheet Location	Designated/Not Designated	FairValue	FairValue
Current Assets	Designated	$967	$98
	Not Designated	$2,713	$179
Current liabilities	Designated	$10,439	$11,731
	Not Designated	$11,815	$740
Non-current liabilities	Designated	$0	$6,739
	Not Designated	$0	$0

The estimated net amount of existing losses, net of taxes, as of June 30, 2012 that is expected to be reclassified from accumulated other comprehensive income into earnings within the next 12 months is $12.8 million.

As of January 1, 2012, the Company discontinued designation of all dual purpose hedge contracts. Accordingly the net derivative (gain) or loss continues to be reported in accumulated other comprehensive income since the Company expects that the forecasted transaction will occur by end of the originally specified time period. As of June 30, 2012, accumulated other comprehensive income in respect of such dedesignated contracts amounted to $3.7 million.

13.	Fair Value Measurements

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

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

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

Assets and liabilities measured at fair value are summarized below (in thousands):

Description	June 30, 2012	Fair value measurement at reporting date using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Short term investments:
Liquid mutual fund units	$242,425	$242,425	$0	$0
Fixed maturity fund units	17,174	0	17,174	0
Certificate of deposits with bank and others	85,388	0	85,388	0
Foreign exchange derivative contracts	3,680	0	3,680	0

Total current assets	$348,667	$242,425	$106,242	$0

Liabilities
Current liabilities:
Foreign currency exchange derivatives	$22,254	$0	$22,254	$0

Total current liabilities	$22,254	$0	$22,254	$0

Description	December 31, 2011	Fair value measurement at reporting date using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Short term investments:
Liquid mutual fund units	$231,341	$231,341	$0	$0
Fixed maturity fund units	114,287	0	114,287	0
Certificate of Deposits with banks and others	8,900	0	8,900	0
Foreign exchange derivative contracts	277	0	277	0

Total current assets	$354,805	$231,341	$123,464	$0

Liabilities
Current Liabilities:
Foreign currency exchange derivatives	$12,471	$0	$12,471	$0

Total current liabilities	$12,471	$0	$12,471	$0

Non current liabilities:
Foreign exchange derivative contracts	$6,739	$0	$6,739	$0

Total non-current liabilities	$6,739	$0	$6,739	$0

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

14.	Employee Benefits

Defined Contribution Plan

The Company’s eligible employees in India participate in the Employees’ Provident Fund (the “Provident Fund”), which is a defined contribution plan. The employee and the Company make monthly contributions of a specified percentage of salary to the Provident Fund, which is administered by the prescribed authority in India. The aggregate contributions along with interest thereon are paid at retirement, death, incapacitation or termination of employment. The Company’s contribution to the Provident Fund for the three months ended June 30, 2012 and 2011 was $2.1 million and $1.5 million, respectively. The Company’s contribution to the Provident Fund for the six months ended June 30, 2012 and 2011 was $4.2 million and $2.2 million, respectively.

401(k) Plan

The Company’s eligible employees in the United States participate in an employee retirement savings plan (the “401(k) Plan”) under Section 401(k) of the United States Internal Revenue Code. The Plan allows for employees to defer a portion of their annual earnings on a pre-tax basis through voluntary contributions to the 401(k) Plan. The 401(k) Plan does not provide for any Company matching.

Defined Benefit Plan

The Company provides for gratuity, a defined benefit retirement plan (the “Plan”) covering eligible employees in India. The Plan provides a lump sum payment to vested employees at retirement, death, incapacitation or termination of employment, subject to a specified period of service based on the respective employees’ salary and tenure of employment. Liabilities with regard to the Plan are determined by actuarial valuation.

The following table sets forth the net periodic cost recognized by the Company in respect of the Plan (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net periodic plan cost
Service cost	$861	$426	$1,494	$680
Interest cost	260	190	556	276
Expected return on plan asset	(188)	(149)	(401)	(220)
Recognized net actuarial loss	13	19	3	3

Net periodic plan cost for the period	$946	$486	$1,652	$739

Other Pension Benefits

Two former founder directors of Patni are entitled to receive pension benefits upon retirement or on termination from employment at the rate of 50% of their last drawn monthly salary. The pension is payable from the time the eligible individual reaches the age of 65 years and is payable to the respective individuals or the surviving spouse. In 2011, Patni settled the pension liability for one of the founder directors by purchasing a non participating annuity contract which discharged the Company of all future pension obligations to this individual and constitutes settlement of liability.

For the other founder director, the payment of pension will start when he reaches the age of 65. Patni has invested in a plan with Life Insurance Corporation of India which will mature at the time this founder director reaches age 65. Since the Company is obligated to fund the shortfall, if any, between annuity payable and the value of plan assets, the pension liability is actuarially valued at each balance sheet date.

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

Another former founder and executive director with Patni is entitled to receive pension benefits upon retirement or on termination of employment at the rate of 50% of his last drawn monthly salary. The pension is payable from the time the eligible individual reaches the age of 71 years and is payable to the respective individual or the surviving spouse. In 2011, Patni settled the pension liability by funding a non participating annuity contract which discharges the Company of all future pension obligations to this individual.

15.	Share-based compensation

During the three and six months ended June 30, 2012, the Company granted 462,000 and 502,000 options, respectively, and 643,750 and 688,750 stock awards, respectively. During the three and six months ended June 30, 2011, the Company granted 30,000 and 158,000 options, respectively, and 1,843,000 and 1,963,411 stock awards, respectively.

Share-based compensation expense recorded in income from operations during the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Share-based compensation recorded in
Cost of revenues	$850	$630	$1,541	$1,054
Selling, general and administrative expense	1,813	2,387	3,934	3,471

Total share-based compensation expense	$2,663	$3,017	$5,475	$4,525

During the three and six months ended June 30, 2012, the Company issued 0.3 million and 0.5 million shares, respectively, upon exercise of stock options and awards. During the three and six months ended June 30, 2011, the Company issued 0.1 million and 0.3 million shares, respectively, upon exercise of stock options and awards.

16.	Other income

Components of other income for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Investment income	$7,347	$3,179	$14,859	$4,205
Gain/(loss) on sale of fixed assets	(7)	22	(45)	26
Other	256	110	346	177

Other income, net	$7,596	$3,311	$15,160	$4,408

17.	Concentration of revenues

The following is a concentration of revenues greater than 10% by customer for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
General Electric Company	13%	12%	13%	14%
Royal Bank of Canada	10%	17%	10%	24%

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

18.	Segment Information

Following the delisting of Patni from the Indian Stock Exchanges in May 2012, the Company’s Chief Executive Officer, who is the chief decision making officer, determined that the business will be operated and managed as a single segment. Hence, no segment information is provided in the current quarter.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

Condensed consolidating financial information for the Company and the Guarantors are as follows (in thousands):

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2012

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$0	$9,351	$74,062	$0	$83,413
Restricted cash	0	0	26,349	0	26,349
Short-term investments	0	0	344,987	0	344,987
Accounts receivable, net	0	33,369	105,713	(294)	138,788
Unbilled revenues	0	18,324	81,787	(47)	100,064
Prepaid expenses and other current assets	6, 106	1,363	15,370	0	22,839
Foreign exchange derivative contracts	0	0	3,680	0	3,680
Prepaid income taxes	0	23	11,653	0	11,676
Deferred tax assets	0	0	24,933	0	24,933
Receivable from group companies	127,772	0	0	(127,772)	0

Total current assets	133,878	62,430	688,534	(128,113)	756,729
Investment in subsidiaries	330,794	1,115,951	0	(1,446,745)	0
Intercorporate loan	770,000	0	0	(770,000)	0
Deposits and other assets	20,905	708	8,016	0	29,629
Property and equipment, net	0	383	156,976	0	157,359
Leasehold Land	0	0	85,890	0	85,890
Prepaid income taxes	0	0	23,255	0	23,255
Deferred tax assets	0	0	27,097	0	27,097
Intangible assets, net	0	0	148,121	0	148,121
Goodwill	0	1,026	486,554	0	487,580

Total assets	$1,255,577	$1,180,498	$1,624,443	$(2,344,858)	$1,715,660

LIABILITIES, REDEEMABLE NON CONTROLLING INTEREST, PREFERRED STOCK AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$0	$166	$7,569	$0	7,735
Line of credit	0	5,000	52,000	0	57,000
Accrued payroll and related costs	0	6,241	43,440	0	49,681
Other accrued liabilities	11,550	8,413	60,181	0	80,144
Foreign exchange derivative contracts	0	0	22,254	0	22,254
Payable to group companies	0	122,762	5,351	(128,113)	0
Accrued income taxes	0	(3,758)	4,866	0	1,108
Deferred revenue	0	1,884	14,803	0	16,687

Total current liabilities	11,550	140,708	210,464	(128,113)	234,609
Senior Notes	770,000	0	0	0	770,000
Term loan	0	0	225,500	0	225,500
Other long-term liabilities	0	770,000	3,790	(770,000)	3,790
Accrued income taxes	0	0	24,717	0	24,717
Deferred tax liabilities	0	0	60,464	0	60,464

Total liabilities	781,550	910,708	524,935	(898,113)	1,319,080

Redeemable non controlling interest	0	0	53,175	0	53,175
Series B Preferred stock	363,386	0	0	0	363,386
Shareholders’ equity (deficit):
Common shares	582	330,000	52,890	(382,890)	582
Common shares held in treasury, at cost	(14,714)	0	0	0	(14,714)
Additional paid-in capital	192,399	794	1,046,801	(1,063,855)	176,139
Retained earnings	(67,626)	(61,100)	255,571	0	126,845
Accumulated other comprehensive loss	0	96	(308,929)	0	(308,833)

Total equity (deficit)	110,641	269,790	1,046,333	(1,446,745)	(19,981)

Total liabilities, redeemable non controlling interest, preferred stock and shareholders’ equity (deficit)	$1,255,577	$1,180,498	$1,624,443	$(2,344,858)	$1,715,660

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2011

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$0	$7,384	$68,056	$0	$75,440
Short-term investments	0	0	354,528	0	354,528
Accounts receivable, net	0	15,197	158,350	(836)	172,711
Unbilled revenues	0	3,364	42,149	(290)	45,223
Prepaid expenses and other current assets	5,808	610	12,334	0	18,752
Foreign exchange derivative contracts	0	0	277	0	277
Prepaid income taxes	0	0	8,341	0	8,341
Deferred tax assets	0	0	20,574	0	20,574
Receivable from Mastech	0	0	187	0	187
Receivable from group companies.	121,004	0	0	(121,004)	0

Total current assets	126,812	26,555	664,796	(122,130)	696,033
Investment in subsidiaries	330,000	1,052,660	1,263,841	(2,646,501)	0
Intercorporate loan	770,000	0	0	(770,000)	0
Deposits and other assets	23,993	17	8,092	0	32,102
Property and equipment, net	0	471	175,201	0	175,672
Lease hold Land	0	0	90,339	0	90,339
Prepaid income taxes	0	0	18,481	0	18,481
Deferred tax assets	0	0	30,456	0	30,456
Intangible assets, net	0	0	160,706	0	160,706
Goodwill	0	1,026	510,184	(150)	511,060

Total assets	$1,250,805	$1,080,729	$2,922,096	$(3,538,781)	$1,714,849

LIABILITIES, PREFERRED STOCK AND EQUITY
Current liabilities:
Accounts payable	$0	$100	$7,757	$0	$7,857
Line of credit	0	5,000	52,000	0	57,000
Accrued payroll and related costs	0	10,349	61,564	0	71,913
Other accrued liabilities	11,550	5,494	60,944	0	77,988
Foreign exchange derivative contracts	0	0	12,471	0	12,471
Payable to group companies	0	17,763	104,368	(122,131)	0
Accrued income taxes	0	2,506	1,487	0	3,993
Deferred revenue	0	1,607	20,805	0	22,412

Total current liabilities	11,550	42,819	321,396	(122,131)	253,634
Senior notes	770,000	0	0	0	770,000
Other long-term liabilities	0	770,000	4,610	(770,000)	4,610
Foreign exchange derivative contracts	0	0	6,739	0	6,739
Accrued income taxes	0	0	17,672	0	17,672
Deferred tax liabilities	0	0	58,992	0	58,992

Total liabilities	781,550	812,819	409,409	(892,131)	1,111,647

Series B Preferred stock	349,023	0	0	0	349,023
Shareholders’ equity:
Common shares	576	330,000	58,700	(388,699)	577
Common shares held in treasury, at cost	(14,714)	0	0	0	(14,714)
Additional paid-in capital	184,843	794	2,512,196	(2,496,552)	201,281
Retained earnings	(50,473)	(62,980)	226,532	(8,586)	104,493
Accumulated other comprehensive loss	0	96	(284,741)	70,004	(214,641)

Total equity (deficit)	120,232	267,910	2,512,687	(2,823,833)	76,996

Non controlling interest	0	0	0	177,183	177,183
Total liabilities, preferred stock and equity	$1,250,805	$1,080,729	$2,922,096	$(3,538,781)	$1,714,849

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THREE MONTHS ENDED JUNE 30, 2012

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues	$0	$59,610	$248,596	$(40,213)	$267,993
Cost of revenues (exclusive of depreciation and amortization)	0	41,799	166,096	(40,213)	167,682

Gross margin	0	17,811	82,500	0	100,311
Selling, general and administrative	0	(1,501)	42,364	0	40,863
Depreciation and amortization	0	43	11,402	0	11,445

Income from operations	0	19,269	28,734	0	48,003
Interest expense	0	(42)	(20,990)	0	(21,032)
Foreign exchange loss, net	0	(13)	(17,258)	0	(17,271)
Other income (expense), net	17,325	(17,325)	7,596	0	7,596

Income before income taxes	17,325	1,889	(1,918)	0	17,296
Income tax expense	0	750	3,899	0	4,649

Net income (loss)	$17,325	$1,139	$(5,817)	$0	$12,647

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THREE MONTHS ENDED JUNE 30, 2011

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues	$0	$18,401	$163,124	$(11,108)	$170,417
Cost of revenues (exclusive of depreciation and amortization)	0	15,275	107,036	(11,108)	111,203

Gross margin	0	3,126	56,088	0	59,214
Selling, general and administrative	0	3,847	36,576	0	40,423
Depreciation and amortization	0	39	9,019	0	9,058

Income from operations	0	(760)	10,493	0	9,733
Interest expense	(12,742)	0	(457)	0	(13,199)
Foreign exchange gain (loss), net	0	(1)	5,876	0	5,875
Equity in income of affiliated company	0	0	10	0	10
Other income, net	0	20	3,291	0	3,311

Income before income taxes	(12,742)	(741)	19,213	0	5,730
Income tax expense (benefit)	0	(3,890)	5,134	0	1,244

Net income (loss)	$(12,742)	$3,149	$14,079	$0	$4,486

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR SIX MONTHS ENDED JUNE 30, 2012

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues	$0	$102,712	$493,309	$(64,763)	$531,258
Cost of revenues (exclusive of depreciation and amortization)	0	68,247	321,627	(64,763)	325,111

Gross margin	0	34,465	171,682	0	206,147
Selling, general and administrative	0	(1,529)	84,813	0	83,284
Depreciation and amortization	0	87	26,643	0	26,730

Income from operations	0	35,907	60,226	0	96,133
Interest expense	(37,440)	(83)	(2,632)	0	(40,155)
Foreign exchange loss, net	0	(16)	(14,419)	0	(14,435)
Other income (expense), net	34,650	(34,650)	15,160	0	15,160

Income before income taxes	(2,790)	1,158	58,335	0	56,703
Income tax expense (benefit)	0	(722)	16,234	0	15,512

Net income (loss)	$(2,790)	$1,880	$42,101	$0	$41,191

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR SIX MONTHS ENDED JUNE 30, 2011

	Parent/Issuer Guarantor	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues	$0	$37,036	$230,559	$(21,380)	$246,215
Cost of revenues (exclusive of depreciation and amortization)	0	28,841	148,537	(21,380)	155,998

Gross margin	0	8,195	82,022	0	90,217
Selling, general and administrative	0	13,436	48,734	0	62,170
Depreciation and amortization	0	67	11,298	0	11,365

Income from operations	0	(5,308)	21,990	0	16,682
Interest expense	(12,742)	0	(546)	0	(13,288)
Foreign exchange gain, net	0	0	24,720	0	24,720
Equity in income of affiliated company	0	0	10	0	10
Other income, net	0	18	4,390	0	4,408

Income before income taxes	(12,742)	(5,290)	50,564	0	32,532
Income tax expense	0	4,532	5,575	0	10,107

Net income (loss)	$(12,742)	$(9,822)	$44,989	$0	$22,425

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THREE MONTHS ENDED JUNE 30, 2012

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net Income (loss) attributable to iGATE common shareholders	$10,055	$1,139	$(5,817)	$0	$5,377
Other comprehensive income:
Unrealized gain on marketable securities	0	0	1,529	0	1,529
Unrecognized actuarial loss on pension liability	0	0	(313)	0	(313)
Change in fair value of cash flow hedges	0	0	(3,100)	0	(3,100)
Loss on foreign currency translation	0	0	(119,153)	0	(119,153)

Total comprehensive income (loss) attributable to iGATE common shareholders	$10,055	$1,139	$(126,854)	$0	$(115,660)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THREE MONTHS ENDED JUNE 30, 2011

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net Income (loss) attributable to iGATE common shareholders	$(18,496)	$3,149	$13,592	$0	$(1,755)
Non controlling interest	0	0	487	0	487
Other comprehensive income:
Unrealized gain on marketable securities	0	0	774	0	774
Unrecognized actuarial loss on pension liability	0	0	(31)	0	(31)
Change in fair value of cash flow hedges	0	0	1,148	0	1,148
Gain (loss) on foreign currency translation	0	(27)	2,732	0	2,705

Total comprehensive (loss) income	(18,496)	3,122	18,702	0	3,328
Less: Total comprehensive income attributable to non controlling interest	0	0	1,384	0	1,384

Total comprehensive (loss) income attributable to iGATE common shareholders	$(18,496)	$3,122	$17,318	$0	$1,944

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR SIX MONTHS ENDED JUNE 30, 2012

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net Income (loss) attributable to iGATE common shareholders	$(17,153)	$1,880	$37,625	$0	$22,352
Non controlling interest	0	0	4,476	0	4,476
Other comprehensive income:
Unrealized gain on marketable securities	0	0	1,466	0	1,466
Unrecognized actuarial gain on pension liability	0	0	(266)	0	(266)
Change in fair value of cash flow hedges	0	0	9,354	0	9,354
Loss on foreign currency translation	0	0	(61,467)	0	(61,467)

Total comprehensive income (loss)	(17,153)	1,880	(8,812)	0	(24,085)
Less: Total comprehensive income attributable to non controlling interest	0	0	4,476	0	(4,476)

Total comprehensive income (loss) attributable to iGATE common shareholders	$(17,153)	$1,880	$(13,288)	$0	$(28,561)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR SIX MONTHS ENDED JUNE 30, 2011

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net Income (loss) attributable to iGATE common shareholders	$(21,234)	$(9,822)	$44,502	$0	$13,446
Non controlling interest	0	0	487	0	487
Other comprehensive income:
Unrealized gain on marketable securities	0	0	301	0	301
Unrecognized actuarial gain on pension liability	0	0	245	0	245
Change in fair value of cash flow hedges	0	0	886	0	886
Gain on foreign currency translation	0	142	3,887	0	4,029

Total comprehensive income (loss)	(21,234)	(9,680)	50,308	$0	19,394
Less: Total comprehensive income attributable to non controlling interest	0	0	1,384	0	1,384

Total comprehensive income (loss) attributable to iGATE common shareholders	$(21,234)	$(9,680)	$48,924	$0	$18,010

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR SIX MONTHS ENDED JUNE 30, 2012

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net income	$(2,790)	$1,880	$42,101	$0	$41,191
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	0	87	26,643	0	26,730
Stock based compensation	0	1,822	3,653	0	5,475
Realized gain on investments	0	0	(8,497)	0	(8,497)
Provision of doubtful debts	0	42	286	0	328
Deferred income taxes	0	0	(5,898)	0	(5,898)
Loss on sale of property and equipment	0	0	45	0	45
Deferred gain on settled derivatives	0	0	15,793	0	15,793
Deferred rent	0	0	(44)	0	(44)
Amortization of debt issuance costs	2,790	0	273	0	3,063
Loss on investment in affiliate	0	0	551	0	551
Tax benefits related to stock option exercises	0	(318)	0	0	(318)
Changes in working capital items:
Accounts receivable and unbilled revenues	0	(33,175)	5,466	0	(27,709)
Intercorporate current account	(7,879)	40,207	(32,328)	0	0
Prepaid expenses and other current assets	(3,069)	108	(3,120)	0	(6,081)
Accounts payable	0	(566)	8,331	0	7,765
Accrued and other liabilities	3,068	(7,087)	(24,782)	0	(28,801)
Deferred revenue	0	(342)	(4,439)	0	(4,781)

Net cash flows (used in) provided by operating activities	(7,880)	2,658	24,034	0	18,812

Cash Flows From Investing Activities:
Purchase of property and equipment	0	0	(9,002)	0	(9,002)
Proceeds from sale of property and equipment	0	0	12	0	12
Purchase of available-for-sale investments	0	0	(956,874)	0	(956,874)
Proceeds from maturities and sale of available-for-sale investments	0	0	961,314	0	961,314
Restricted cash	0	0	(26,349)	0	(26,349)
Receipts for lease deposits	0	0	2,430	0	2,430
Payment for investment in subsidiary	0	0	(207,852)	0	(207,852)

Net cash flows used in investing activities	0	0	(236,321)	0	(236,321)

Cash Flows From Financing Activities:
Payments on capital lease obligations	0	(691)	472	0	(219)
Proceeds from line of credit	0	0	225,500	0	225,500
Payment of delisting related loan cost	0	0	(2,453)	0	(2,453)
Proceeds from exercise of stock options	7,562	0	(1,373)	0	6,189
Tax benefits related to stock option	318	0	0	0	318

Net cash flows provided by (used in) financing activities	7,880	(691)	222,146	0	229,335

Effect of exchange rates changes on cash and cash equivalents	0	0	(3,853)	0	(3,853)

Net change in cash and cash equivalents	0	1,967	6,006	0	7,973
Cash and cash equivalents, beginning of period	0	7,384	68,056	0	75,440

Cash and cash equivalents, end of period	$0	$9,351	$74,062	$0	$83,413

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR SIX MONTHS ENDED JUNE 30, 2011

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net income	$(12,742)	$(9,822)	$44,989	$0	$22,425
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	0	67	11,298	0	11,365
Stock based compensation	0	1,378	3,147	0	4,525
Write off of software implementation costs	0	0	1,196	0	1,196
Provision for lease termination	0	0	446	0	446
Realized gain on investments	0	0	(1,945)	0	(1,945)
Provision of doubtful debts	0	8	394	0	402
Deferred income taxes	0	0	(336)	0	(336)
Gain on sale of fixed assets	0	0	(26)	0	(26)
Equity income in investment in affiliate	0	0	(10)	0	(10)
Deferred loss on settled derivatives	0	0	(313)	0	(313)
Debt issuance amortization costs	780	0	0	0	780
Deferred rent	0	0	24	0	24
Tax benefits related to stock option exercises	0	0	(787)	0	(787)
Changes in working capital items
Accounts receivable and unbilled revenues	0	(3,331)	(951)	507	(3,775)
Intercorporate current account	35,919	(30,821)	206,826	(211,924)	0
Prepaid expenses and other current assets	0	(84)	(2,661)	0	(2,745)
Accounts payable	0	318	(268)	(459)	(409)
Accrued and other liabilities	11,124	22	(223,904)	211,876	(882)
Deferred revenue	0	(89)	211	0	122

Net cash flows provided by (used in) operating activities	35,081	(42,354)	37,330	0	30,057

Cash Flows From Investing Activities:
Purchase of property and equipment	0	(293)	(8,347)	0	(8,640)
Proceeds from sale of property and equipment	0	0	16	0	16
Purchase of available-for-sale investments	0	0	(197,361)	0	(197,361)
Proceeds from maturities and sale of available-for-sale investments	0	0	258,290	0	258,290
Receipts from lease deposits	0	0	2,210	0	2,210
Intercorporate loan	(770,000)	(1,007,000)	0	1,777,000	0
Payment for investment in subsidiary	(330,000)	(50,000)	(1,168,404)	380,000	(1,168,404)

Net cash flows (used in) provided by investing activities	(1,100,000)	(1,057,293)	(1,113,596)	2,157,000	(1,113,889)

Cash Flows From Financing Activities:
Payments on capital lease obligations	0	0	(137)	0	(137)
Proceeds from line of credit	0	0	45,000	0	45,000
Proceeds from sale of preferred stock, net of issuance costs	326,575	0	(3)	0	326,572
Proceeds from senior notes	770,000	0	0	0	770,000
Payment of debt issuance costs	(32,610)	0	0	0	(32,610)
Proceeds from exercise of stock options	959	330,000	50,000	(380,000)	959
Purchase of subsidiary stock	(8)	0	0	0	(8)
Tax benefit related to stock option exercises	0	0	787	0	787
Intercorporate loan	0	770,000	1,007,000	(1,777,000)	0

Net cash flows provided by financing activities	1,064,916	1,100,000	1,102,647	(2,157,000)	1,110,563

Effect of exchange rates changes on cash and cash equivalents	3	144	1,136	0	1,283

Net change in cash and cash equivalents	0	497	27,517	0	28,014
Cash and cash equivalents, beginning of period	0	6,198	61,726	0	67,924

Cash and cash equivalents, end of period	$0	$6,695	$89,243	$0	$95,938

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

20.	Commitments and contingencies

Capital commitments

As of June 30, 2012, the Company has open purchase orders totaling $2.6 million to purchase property and equipment.

Bank guarantees

As of June 30, 2012, guarantees and letters of credit provided by banks on behalf of the Company’s subsidiaries, to customs authorities and vendors for capital procurements aggregated to $2 million. These guarantees and letters of credit have a remaining term of approximately one to three years.

The Company also took bank guarantee of $29.6 million to purchase the additional shares of Patni (See Note 6).

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

Contingencies

Income Taxes

As of June 30, 2012, the Company has open tax demands of $87.17 million for relevant assessment years , 2004-05, 2005-06, 2006-07, 2007-08 and 2008-09. The assessment orders demand is raised mainly on account of disallowance of certain benefits under section 10A of the Indian Income Tax Act and transfer pricing adjustment on account of interest on delayed recoveries from associated enterprises and BPO operations. Although the Company has paid an amount of $10.6 million in relation to these demands, which are pending at various levels of appeals, management considers these disallowances as not tenable against the Company, and therefore no provision for tax contingencies has been established related to unpaid amounts.

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

JUNE 30, 2012

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

We believe our innovative approach of integrating IT and IT-enabled operations and our ability to leverage a global delivery model provide our clients with clearly differentiated and demonstrated value. We employ an offshore/nearshore delivery model with 27,417 employees and 27 offices worldwide. Our global delivery model leverages both onsite delivery and comprehensive offshore services, depending upon a client’s location and preferences. We target large and medium-sized organizations across a diverse set of industries, including financial services, insurance, manufacturing, retail, healthcare and media and entertainment.

We were founded in 1986 and our principal executive office is located in Fremont, California. We have operations in India, Canada, the United States, Europe, Mexico, Singapore, Malaysia, Japan, Australia, the United Arab Emirates, South Africa, Turkey, South Korea, China, Switzerland and the United Kingdom.

A majority of our clients have headquarters in North America and operate internationally. iGATE has 27,417 employees as of June 30, 2012.

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

We service customers in a wide range of industries. Our largest customer is General Electric Company (“GE”) which accounted for approximately 13% and 14% of revenues for the six months ended June 30, 2012 and 2011, respectively. Our second largest customer, Royal Bank of Canada (“RBC”), accounted for approximately 10% and 24% of revenues for the six months ended June 30, 2012 and 2011, respectively. iGATE is a Global Preferred Partner of RBC.

Recent Developments

Delisting of Patni

Following the application made by Patni on April 13, 2012 to the Bombay Stock Exchange (“BSE”) and the National Stock Exchange (“NSE”) to voluntarily delist its equity shares from those exchanges and the subsequent completion of the purchase of additional Patni shares, trading of Patni’s shares was discontinued with effect from May 21, 2012 and the Patni share was delisted from the records of the BSE and NSE with effect from May 28, 2012.

Reportable Financial Segments

Following the delisting of Patni from the BSE and NSE in May 2012, the Company’s Chief Executive Officer, who is the chief decision making officer, determined that the Company’s business will be operated and managed as a single segment.

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

Results of Operations

Following the delisting of Patni from the Indian Stock Exchanges in May 2012, the Company’s Chief Executive Officer, who is the chief decision making officer, determined that the business will be operated and managed as a single segment.

Results of Operations for the Three Months Ended June 30, 2012 as Compared to the Three Months Ended June 30, 2011 (in thousands):

	Three Months Ended June 30,
	2012		2011		% change of Amount from comparable period
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$267,993	100.0%	$170,417	100.0%	57.3%
Cost of revenues (a)	167,682	62.6	111,203	65.3	50.8

Gross margin	100,311	37.4	59,214	34.7	69.4
Selling, general and administrative	40,863	15.2	40,423	23.7	1.1
Depreciation and amortization	11,445	4.3	9,058	5.3	26.4

Income from operations	48,003	17.9	9,733	5.7	393.2
Interest expense	(21,032)	(7.9)	(13,199)	(7.7)	59.3
Foreign exchange (loss) gain, net	(17,271)	(6.4)	5,875	3.5	(394.0)
Equity in income of affiliated company	—	—	10	(b )	(c )
Other income	7,596	2.8	3,311	1.9	129.4

Income before income taxes	17,296	6.4	5,730	3.4	201.8
Income tax expense	4,649	1.7	1,244	0.7	(d )

Net income	12,647	4.7	4,486	2.7	181.9
Non-controlling interest	—	—	487	0.3	(c )

Net income attributable to iGATE	12,647	4.7	3,999	2.4	216.3
Accretion to preferred stock	98	(b )	115	0.1	(14.8)
Preferred dividend	7,172	2.7	5,639	3.3	27.2

Net income attributable to common stockholders	$5,377	2.0%	$(1,755)	(1.0)%	406.4%

(a)	Cost of revenues is exclusive of depreciation and amortization.
(b)	The percent is insignificant.
(c)	As there is no amount in the current period, the percent change from comparable period is not computed.
(d)	As the effective tax rate is a better comparable measure, the percent change from comparable period is not computed.

Note: Patni results are consolidated for a period of 45 days with effect from May 15, 2011 for the three and six months ended June 30, 2011 as compared to the full period for the three and six months ended June 30, 2012. This accounts for the major variance item in the three months comparison.

Revenues

Revenues for the three months ended June 30, 2012 increased by 57.3%, as compared to the three months ended June 30, 2011. Our revenue increase for the periods presented is directly attributable to the Patni acquisition and a combination of increased business with our recurring customers, and favorable movement in currency markets. Revenues increased due to the Patni Acquisition by 55.3%, and due to increased volume by 4.2% which was partly offset by unfavorable movement in currency markets by 2.2% for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. Our top five customers accounted for 37% and 42% of the revenues for the three months ended June 30, 2012 and 2011, respectively.

Gross margin

The gross margin as a percentage of revenues (“Gross Margin Percentage”) was 37.4% for the three months ended June 30, 2012, as compared to 34.7% for the three months ended June 30, 2011. The increase in the Gross Margin Percentage was primarily due to favorable movement of USD against INR during the current period as compared to the three months ended June 30, 2011 that resulted in a lower cost of revenues in dollar terms yielding a higher gross margin.

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

SG&A costs for the three months ended June 30, 2012 were 15.2% of revenues, as compared to 23.7% of revenues for the three months ended June 30, 2011. The net employee cost decreased by $5.4 million for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, mainly due to a decrease in salaries, bonus and benefits of $5.6 million and recruitment costs by $0.2 million which were partly offset by an increase in travel expense and related costs of $0.4 million. The net corporate cost increased by $1.8 million for the three months ended June 30, 2012 mainly due to the increase in outside professional services, accounting, administrative charges of $2.4 million and delisting costs of $1.1 million which was partly offset by decrease a in marketing expenses by $1.3 million, integrations expenses by $0.3 million and bad debt provision by $0.1 million. The net facilities costs increased by $4.0 million for the three months ended June 30, 2012, mainly due to an increase in rent by $2.1 million, communication related expenses by $0.6 million and insurance and maintenance costs by $1.3 million.

Depreciation and amortization costs

Depreciation and amortization cost for the three months ended June 30, 2012 were 4.3% of revenue, as compared to 5.3% of revenue for the three months ended June 30, 2011 representing an increase of $2.4 million. The increase in absolute terms was mainly due to the increase in the depreciable and amortizable assets, attributable to the Patni acquisition on May 12, 2011.

Operating income

Operating income percentage was 17.9% for the three months ended June 30, 2012 as compared to 5.7% for the three months ended June 30, 2011. The increase in operating income percentage was mainly due to the increased gross margin which was partly offset by increased selling, general and administration expenses and depreciation and amortization.

Interest expense

Interest expenses were 7.9% of revenues for the three months ended June 30, 2012, as compared to 7.7% for the three months ended June 30, 2011. We issued 9% senior notes on April 29, 2011 and recorded interest expense of $17.3 million for the three months ended June 30, 2012, as compared to $12.0 million for the three months ended June 30, 2011. We also amortized the debt issuance costs of $1.4 million for the three months ended June 30, 2012, as compared to $0.8 million for the three months ended June 30, 2011. The interest expense recorded on our $282.5 million line of credit and term loan, amounted to $1.8 million for the three months ended June 30, 2012 as compared to $0.3 million on our line of credit of $45 million for the three months ended June 30, 2011.

Foreign exchange (loss) gain, net

Foreign exchange loss was $17.3 million for the three months ended June 30, 2012 as compared to gain of $5.9 million for the three months ended June 30, 2011.

The favorable foreign currency movement related to foreign currency derivative contracts entered into in connection with the Patni Acquisition resulted in a realized gain of $1.3 million for the three months ended June 30, 2011.

The Company also recognized foreign currency loss of $19.1 million on all derivative contracts for the three months ended June 30, 2012 as compared to favorable foreign currency movement resulting in the gain of $1.6 million for the three months ended June 30, 2011.

We also recognized a foreign currency loss of $4.2 million on remeasurement of escrow account balance and a foreign currency gain of $6.1 million related to our intercompany debt in India for the three months ended June 30, 2012, respectively, as compared to a gain of $0.5 million on remeasurement of escrow account balance and $2.5 million of gain related to our intercompany debt in India for the three months ended June 30, 2011, respectively.

Other income, net

Our investment income for the three months ended June 30, 2012 totaled $7.3 million, as compared to $3.2 million for the three months ended June 30, 2011. The significant increase in investment income is mainly due to the Patni Acquisition.

Income taxes

Our effective tax rate (“ETR”) was 26.9% and 21.7% during the three months ended June 30, 2012 and 2011, respectively.

The lower rate for the three months ended June 30, 2011, was mainly due to the reduction in tax expense owing to the lower annualized ETR of 31.1% determined in the second quarter as against the ETR of 33.1% in the first quarter in 2011. The revision in the ETR was primarily due to the Patni acquisition in the second quarter of 2011 which has a lower ETR due to the higher SEZ profits as compared to iGATE.

The ETR of 26.9% for the three months ended June 30, 2012 was lower as compared to the annualized ETR of 31.1% determined in the second quarter in 2011, due to the increase in the tax holiday benefit on SEZ units.

Non-controlling interest

For the three months ended June 30, 2011, we recorded $0.5 million share of profits of non-controlling interest in Patni representing 17.85% share of net income of $2.7 million of Patni.

On March 14, 2012, Pan-Asia along with iGATE Global and iGATE issued a public announcement regarding the proposed acquisition of the remaining 15.82% of Patni’s outstanding share capital (excluding American Depository Shares ( “ADSs” )) from Patni’s public shareholders and the delisting of the fully paid-up equity shares of Patni having a face value of INR 2 each in accordance with Regulation 10 of the Securities and Exchange Board of India (Delisting of Equity Shares) Regulations, 2009. As of June 30, 2012, the Company purchased 20.8 million shares of Patni’s outstanding shares and recorded a redeemable non controlling interest liability for the balance of 5.7 million shares amounting to $53 million, valued at an exit price of INR 520 per share. The redeemable non controlling interest holders are not entitled to any share of Patni profits.

Preferred dividend

On February 1, 2011, pursuant to the securities purchase agreement with Viscaria Limited dated January 10, 2011, we issued 210,000 shares of Series B Preferred Stock for a consideration of $210 million and an additional 120,000 shares were issued on May 9, 2011 for a consideration of $120 million. We have accrued for cumulative dividends of $7.2 million at a rate of 8.00% per annum, compounded quarterly, for the three months ended June 30, 2012 as compared to $5.6 million for the three months ended June 30, 2011.

Results of Operations for the Six Months Ended June 30, 2012 as Compared to the Six Months Ended June 30, 2011 (in thousands):

	Six Months Ended June 30,
	2012		2011		% change of Amount from comparable period
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$531,258	100.0%	$246,215	100.0%	115.8%
Cost of revenues (a)	325,111	61.2	155,998	63.4	108.4

Gross margin	206,147	38.8	90,217	36.6	128.5
Selling, general and administrative	83,284	15.7	62,170	25.2	34.0
Depreciation and amortization	26,730	5.0	11,365	4.6	135.2

Income from operations	96,133	18.1	16,682	6.8	476.3
Interest expense	(40,155)	(7.6)	(13,288)	(5.4)	202.2
Foreign exchange (loss) gain, net	(14,435)	(2.7)	24,720	10.0	(158.4)
Equity in income of affiliated company	—	—	10	(b )	(c )
Other income	15,160	2.9	4,408	1.8	243.9

Income before income taxes	56,703	10.7	32,532	13.2	74.3
Income tax expense	15,512	2.9	10,107	4.1	(d )

Net income	41,191	7.8	22,425	9.1	83.7
Non-controlling interest	4,476	0.8	487	0.2	819.1

Net income attributable to iGATE Corporation	36,715	7.0	21,938	8.9	67.4
Accretion to preferred stock	192	0.1	130	0.1	47.7
Preferred dividend	14,171	2.7	8,362	3.4	69.5

Net income attributable to common stockholders	$22,352	4.2%	$13,446	5.4%	66.2%

(a)	Cost of revenues is exclusive of depreciation and amortization.
(b)	The percent is insignificant.
(c)	As there is no amount in the current period, the percent change from comparable period is not computed.
(d)	As the effective tax rate is a better comparable measure, the percent change from comparable period is not computed.

Note: Patni results are consolidated for a period of 45 days with effect from May 15, 2011 for the three and six months ended June 30, 2011 as compared to the full period for the three and six months ended June 30, 2012. This accounts for the major variance item in the six months comparison.

Revenues

Revenues for the six months ended June 30, 2012 increased by 115.8%, as compared to the six months ended June 30, 2011. Our revenue increase for the periods presented is directly attributable to the Patni acquisition and a combination of increased business with our recurring customers and favorable movement in currency markets. Revenues increased due to the Patni Acquisition is 113.5%, and due to increased volume by 4.2% which was partly offset by unfavorable movement in currency markets by 1.9% for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. Our top five customers accounted for 37% and 49% of the revenues for the six months ended June 30, 2012 and 2011, respectively.

Gross margin

The Gross Margin Percentage was 38.8% for the six months ended June 30, 2012, as compared to 36.6% for the six months ended June 30, 2011. The increase in the Gross Margin Percentage was primarily due to favorable movement of USD against INR during the current period as compared to the six months ended June 30, 2011 that resulted in a lower cost of revenues in dollar terms yielding a higher gross margin.

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

SG&A costs for the six months ended June 30, 2012 were 15.7% of revenues, as compared to 25.2% of revenues for the six months ended June 30, 2011. SG&A costs for the six months ended June 30, 2012 increased by $21.1 million as compared to the six months ended June 30, 2011. The net employee cost increased by $12.8 million for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, mainly due to an increase in salaries, bonus and benefits by $10.8 million and travel expenses and related costs by $2.0 million. The net corporate cost decreased by $1.7 million for the six months ended June 30, 2012 mainly due to the expenses associated with the Patni Acquisition of $9 million, lease termination costs of $0.5 million and SAP software write off charges of $1.5 million incurred for the six months ended June 30, 2011 as compared to the expenses related to the delisting of Patni’s shares of $3.2 million incurred for the six months ended June 30, 2012. Outside professional services, accounting, administrative charges and bad debt expense increased by $6.2 million which was partly offset by a decrease in integrations expenses by $0.1 million. The net facilities costs increased by $10.0 million for the six months ended June 30, 2012, mainly due to an increase in rent and maintenance by $7.5 million, communication related expenses by $1.7 million and insurance and maintenance costs by $0.8 million.

Depreciation and amortization costs

Depreciation and amortization cost for the six months ended June 30, 2012 were 5.0% of revenue, as compared to 4.6% of revenue for the six months ended June 30, 2011 representing an increase of $15.4 million. The increase in absolute terms was mainly due to the increase in the depreciable and amortizable assets, attributable to the Patni acquisition on May 12, 2011.

Operating income

Operating income percentage was 18.1% for the six months ended June 30, 2012, as compared to 6.8% for the six months ended June 30, 2011. The increase in operating income percentage was mainly due to the increased gross margin which was partly offset by increased selling, general and administration expenses and depreciation and amortization.

Interest expense

Interest expenses were 7.6% of revenues for the six months ended June 30, 2012, as compared to 5.4% for the six months ended June 30, 2011. We issued 9% senior notes on April 29, 2011 and recorded interest expense of $34.7 million for the six months ended June 30, 2012, as compared to $12.0 million for the six months ended June 30, 2011. We also amortized the debt issuance costs of $2.8 million for the six months ended June 30, 2012, as compared to $0.8 million for the six months ended June 30, 2011. The interest expense recorded on our $282.5 million line of credit and term loan, amounted to $2.0 million for the six months ended June 30, 2012, as compared to $0.3 million on our line of credit of $45 million for the six months ended June 30, 2011.

Foreign exchange (loss) gain, net

Foreign exchange loss was $14.4 million for the six months ended June 30, 2012 as compared to gain of $24.7 million for the six months ended June 30, 2011.

The favorable foreign currency movement related to foreign currency derivative contracts entered into in connection with the Patni Acquisition resulted in a realized gain of $15.0 million which was partly offset by realized loss on settled contracts amounting to $0.6 million for the six months ended June 30, 2011.

The Company also recognized foreign currency loss of $16.2 million on all derivative contracts for the six months ended June 30, 2012 as compared to favorable foreign currency movement resulting in the gain of $1.9 million for the six months ended June 30, 2011.

We also recognized a foreign currency loss of $4.2 million on remeasurement of escrow account balance and a foreign currency gain of $6.0 million related to our intercompany debt in India for the six months ended June 30, 2012, respectively, as compared to a gain of $5.1 million on remeasurement of escrow account balance and $2.7 million of favorable foreign currency gain related to our intercompany debt in India for the six months ended June 30, 2011, respectively.

Other income, net

Our investment income for the six months ended June 30, 2012 totaled $14.9 million as compared to $4.2 million for the six months ended June 30, 2011. The significant increase in investment income is mainly due to the Patni Acquisition.

Income taxes

Our effective tax rate was 27.4% and 31.1% during the six months ended June 30, 2012 and 2011, respectively. The decrease in effective tax rate is mainly due to the increase in the tax holiday benefit on SEZ units. Further, in 2012 the Company changed the tax year of Patni to November 30 effective in 2011, which resulted in a tax benefit true-up in the current period.

Non-controlling interest

For the six months ended June 30, 2011, we recorded $0.5 million share of profits of non-controlling interest in Patni representing 17.85% share of net income of $2.7 million of Patni.

On March 14, 2012, Pan-Asia along with iGATE Global and iGATE issued a public announcement regarding the proposed acquisition of the remaining 15.82% of Patni’s outstanding share capital (excluding American Depository Shares (“ADSs” )) from Patni’s public shareholders and the delisting of the fully paid-up equity shares of Patni having a face value of INR 2 each in accordance with Regulation 10 of the Securities and Exchange Board of India (Delisting of Equity Shares) Regulations, 2009 (the “Offer”). As of June 30, 2012, the Company purchased 20.8 million shares of Patni outstanding shares and recorded a redeemable non controlling interest liability for the balance of 5.7 million shares amounting to $53 million, valued at an exit price of INR 520 per share. The redeemable non controlling interest holders are not entitled to any share of Patni profits.

Prior to the additional purchase of 20.8 million shares, we recorded $4.5 million of share of profits of non-controlling interest in Patni representing an 18.9% share of net income of $23.7 million of Patni in the previous quarter.

Preferred dividend

On February 1, 2011, pursuant to the securities purchase agreement with Viscaria Limited dated January 10, 2011, we issued 210,000 shares of Series B Preferred Stock for a consideration of $210 million and an additional 120,000 shares were issued on May 9, 2011 for a consideration of $120 million. We have accrued for cumulative dividends of $14.2 million at a rate of 8.00% per annum, compounded quarterly, for the six months ended June 30, 2012 as compared to $8.4 million for the six months ended June 30, 2011.

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

•

Forex gain: The Company entered into forward foreign exchange contracts to mitigate the risk of changes in foreign exchange rates on payments related to the acquisition of Patni. We also recognized favorable foreign currency gain on re-measurement of escrow account balance maintained for facilitating payments related to the Patni acquisition. We believe that eliminating the non-capitalized items for purposes of calculating these non-GAAP measures facilitates a more meaningful evaluation of our current performance and comparisons to its past performance. In March 2012, the Company entered into a forward foreign exchange contract to mitigate the risk of changes in foreign exchange rates on payments related to the delisting of Patni. In June 2012, the Company recognized foreign currency loss on re-measurement of escrow account balance and foreign exchange gain on re-measurement of redeemable non-controlling interest liability. iGATE believes that eliminating the non-capitalized items for purposes of calculating these non-GAAP measures facilitates a more meaningful evaluation of iGATE’s current performance and comparisons to its past performance.

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

The table below presents a reconciliation of our non-GAAP financial measures to the most comparable GAAP measures (in thousands, except for per share data):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net income attributable to iGATE Corporation	$12,647	$3,999	$36,715	$21,938
Adjustments:
Amortization of intangible assets, net of taxes	2,121	1,324	4,295	1,520
Share based compensation, net of taxes	2,007	2,358	3,972	3,219
Acquisition expenses, net of taxes	0	1,875	0	10,914
Delisting expenses, net of taxes	847	0	2,325	0
Forex gain on acquisition hedging and other re-measurement, net of taxes	3,839	(2,008)	3,154	(14,314)
Severance cost, net of taxes	0	4,388	0	4,388

Non-GAAP Net income	$21,461	$11,936	$50,461	$27,655

Basic earnings per share from operations:
GAAP	$0.07	$(0.02)	$0.30	$0.18
Non-GAAP	0.29	0.16	0.67	0.38
Diluted earnings per share from operations:
GAAP	$0.07	$(0.02)	$0.29	$0.18
Non-GAAP	0.28	0.16	0.66	0.37
Weighted average shares outstanding, Basic	75,253	73,420	75,068	73,325

Weighted average dilutive common equivalent shares outstanding(*)	76,777	73,420	76,659	74,550

*	Includes assumed conversion of 18.0 million, 16.7 million shares of Series B Preferred Stock as of June 30, 2012 and 2011 respectively.

Non-GAAP Disclosure of Adjusted EBITDA

We present Adjusted EBITDA as a supplemental measure of our performance. We define Adjusted EBITDA as net income attributable to iGATE plus (i) depreciation and amortization, (ii) interest expense, (iii) income tax expense, minus (iv) other income, net plus(v) foreign exchange (gain)/loss, (vi) stock-based compensation (vii) acquisition expenses (viii) severance expenses and (ix) delisting (going private) expenses. We eliminated the impact of the above as we do not consider them as indicative of our ongoing operating performance. These adjustments are itemized below. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

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

The table below presents a reconciliation of net income, net of tax, to Adjusted EBITDA (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net income attributable to iGATE Corporation	$12,647	$3,999	$36,715	$21,938
Adjustments:
Depreciation and amortization	11,445	9,058	26,730	11,365
Interest expenses	21,032	13,199	40,155	13,288
Income tax expense	4,649	1,244	15,512	10,107
Non-controlling interest	0	487	4,476	487
Other income, net	(7,596)	(3,321)	(15,160)	(4,418)
Foreign exchange loss (gain)	17,271	(5,875)	14,435	(24,720)
Stock Based Compensation	2,663	3,014	5,475	4,522
Acquisition expenses	0	1,122	0	10,914
Severance expenses	0	6,164	0	6,164
Delisting expenses	1,089	0	3,204	0

Adjusted EBITDA (a non-GAAP measure)	$63,200	$29,091	$131,542	$49,647

The company presents the non-GAAP financial measure Adjusted EBITDA because, management uses this measure to monitor and evaluate the performance of the business and believes the presentation of this measure will enhance the investors’ ability to analyze trends in the business and evaluate our underlying performance relative to other companies in the industry.

Liquidity and Capital Resources

Cash from Operations

Our largest source of operating cash flows is cash collections from our customers for different information technology services we render under various Statements of Work (“SOWs”). Our primary uses of cash from operating activities are for personnel related expenditures, leased facilities and taxes.

Net cash provided by operating activities decreased for the six months ended June 30, 2012 primarily due to higher net income adjusted for depreciation, amortization of intangible assets, deferred gain on derivatives and stock-based compensation, which were offset by unfavorable changes in working capital, primarily increases in accounts receivable and unbilled revenues resulting from increases in revenues, prepaid expenses and other current assets and decreases in accrued and other liabilities. Our working capital may be impacted by some of the aforementioned factors in future periods, certain amounts and timing of which are variable.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2012 was $236.3 million, as compared to $1.1 billion for the six months ended June 30, 2011.

Our investment portfolio and other investments decreased by $4.4 million for the six months ended June 30, 2012 as compared to a decrease of $60.9 million for the six months ended June 30, 2011. The decrease in investments during 2011 was due to the Patni Acquisition.

On May 12, 2011, we completed the Patni Acquisition for net cash consideration of $1.2 billion. During the current quarter, we deposited approximately $238.3 million in an escrow account to facilitate the purchase of remaining shares in Patni, out of which $207.9 million was used to purchase 20.8 million shares of Patni as of June 30, 2012.

Financing Activities

Cash provided by financing activities was $229.3 million and $1.1 billion for the six months ended June 30, 2012 and 2011, respectively. The cash provided during the six months ended June 30, 2012, was primarily due to the drawdown of $225.5 million from the bank to fund the purchase of Patni’s remaining shares and delisting related expenses, and proceeds of $6.2 million from the exercise of stock options.

On February 1, 2011 and May 9, 2011 we issued Series B Preferred Stock amounting to $330 million and the proceeds from such issuance (net of issuance costs of $3.4 million) was $326.6 million. On February 21, 2011, we entered into an agreement with Standard Chartered Bank for availing an unsecured revolving working credit facility of $70 million at an annual interest rate of LIBOR plus 195 basis points, renewable on an annual basis. During the six months ended June 30, 2011, the Company borrowed $45.0 million of the line of credit at an interest rate of 2.41%.

On April 29, 2011, we issued $770 million ($737 million, net of commitment, placement and other financing and professional fees) aggregate principal amount of 9.0% Senior Notes due 2016 (“Senior Notes”) in a private placement for the purpose of financing a portion of the Patni Acquisition.

Our primary future cash requirements will be to fund working capital, debt service, capital expenditures, and benefit obligations. In addition to our working capital requirements, we expect our primary cash requirements for 2012 to be as follows:

•

Debt service—We expect to make payments of approximately $69.3 million during the next twelve months for interest associated with Senior Notes. We do not foresee the need to repatriate earnings of foreign subsidiaries in order to make our scheduled debt payments.

•

Capital expenditures—We expect to spend approximately $60.3 million for new and existing facilities expansion and new hardware and software. We will fund the entire capital expenditure through a combination of available cash reserves and short term investments and expect to fund the costs of future expansion through our net cash flows provided by operations and ADS net proceeds at Patni.

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

Future Sources of Liquidity

We expect our primary source of cash to be positive net cash flows provided by operating activities. Further, we continue to focus on cost reductions and initiated steps during 2011 to reduce overhead and provide cash savings. The Company currently has two revolving credit facilities providing for borrowings of up to an aggregate of $120 million subject to certain contractual limitations. As of June 30, 2012, we had borrowed $57 million under the revolving credit facilities. Both revolving credit facilities include other conditions that, if not complied with, could restrict our ability to borrow.

For more information on the revolving credit facilities and the restrictions on borrowing thereunder, please refer to Note 6, Line of Credit, and Note 7, Senior Notes to our unaudited condensed consolidated financial statements included in this quarterly report on10-Q.

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

Based on past performance and current expectations, we believe that our existing cash and cash equivalents and short-term investments of $428.4 million as of June 30, 2012, and future cash provided by operating activities will be sufficient to meet our future cash requirements described above. Our ability to meet these requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Debt Service Obligations

As a result of the acquisition of Patni, our level of indebtedness increased. As of June 30, 2012, principal payments due under our indebtedness were $1.4 billion, excluding capital lease obligations of $1.3 million. Our interest expense for the six months ended June 30, 2012 was $36.7 million.

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

As of June 30, 2012, the potential gain or loss in the fair value of the Company’s outstanding foreign currency contracts assuming hypothetical 10%, 5%, 2% and 1% fluctuations in currency rates would be approximately:

	Valuation given X% decrease In Rupee / USD rate				Fair Value as of June 30, 2012	Valuation given X% increase in Rupee / USD rate
	(10%)	(5%)	(2%)	(1%)		1%	2%	5%	10%
Rupee to U.S. Rate	50.06	52.84	54.51	55.07	55.63	56.18	56.74	58.41	61.19
Derivative Instruments	$24.0	$1.6	$(10.8)	$(14.7)	$(18.6)	$(22.4)	$(26.1)	$(36.8)	$(53.4)

Seasonality

Our operations are generally not affected by seasonal fluctuations. However, our consultants’ billable hours are affected by national holidays and vacation policies, which vary by country and by operating company.

Economic Trends and Outlook

According to Gartner Inc. (Source: Gartner Forecast Alert: IT Spending, Worldwide, 2Q12 Update, ID Number: G00229876), an IT research and advisory company, the IT Services industry worldwide IT spending is forecasted to total $864 billion in 2012, a 2.3 % increase from 2011 revenue of nearly $845 billion.

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

The global economic recovery continues and modest growth in IT spending is expected. The potential for event-driven shocks such as the recent euro-zone crisis, exchange rate fluctuations and rising oil prices may impact the IT spending. There has also been little change in either business confidence or consumer sentiment in the past quarter. The industry is aggressively pursuing innovations that it expects to stimulate demand beyond such modest growth. Besides the organic growth, the industry players are also aggressively pursuing mergers and acquisitions to stimulate growth. We believe that our business model is somewhat diversified, both geographically and operationally as we serve both IT and IT-enabled solutions. We believe our strategy of a global delivery model positions us well to provide a greater breadth of services in catering to market needs and opportunities.

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

ITEM 6.	EXHIBITS

(a)	Exhibits

2.1	Share Purchase Agreement, dated as of January 10, 2011, by and among Pan-Asia iGATE Solutions, iGATE Global Solutions Limited and the sellers party thereto, is incorporated by reference to Exhibit 2.1 to iGATE Corporation’s (“iGATE”) Form 8-K, filed on January 12, 2011.

2.2	Share Purchase Agreement, dated as of January 10, 2011, by and among Pan-Asia iGATE Solutions and General Atlantic Mauritius Limited, is incorporated by reference to Exhibit 2.2 to iGATE’s Form 8-K, filed on January 12, 2011.

2.3	Securities Purchase Agreement, dated as of January 10, 2011, by and among Pan-Asia iGATE Solutions and General Atlantic Mauritius Limited, is incorporated by reference to Exhibit 2.3 to iGATE’s Form 8-K, filed on January 12, 2011.

2.4	Separation and Distribution Agreement by and between iGATE and Mastech Holdings, Inc., dated September 30, 2008, is incorporated by reference to Exhibit 2.1 to iGATE’s Form 8-K, filed on October 1, 2008.

3.1	Third Amended and Restated Articles of Incorporation of iGATE Corporation, dated May 5, 2011, is incorporated by reference to Exhibit 3.1 to iGATE’s Form 8-K, filed on May 11, 2011.

3.2	Amended and Restated Bylaws of iGATE Corporation are incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q, filed on August 14, 2000.

4.1	Registration Rights Agreement, between iGATE Corporation and the Selling Shareholders named therein, dated as of August 17, 2010 is incorporated by reference to Exhibit 4.2 to iGATE Corporation’s Registration Statement on Form S-3, Commission File No. 333-170042, filed on October 20, 2010.

4.2	Form of certificate representing the Common Stock of the Company is incorporated by reference to Exhibit 4.1 to iGATE Corporation’s Registration Statement on Form S-1, Commission File No. 333-14169, filed on November 19, 1996.

4.3	Indenture, dated April 29, 2011, by and among iGATE Corporation, iGATE Technologies, Inc., and Wilmington Trust, National Association (successor by merger to Wilmington Trust FSB), as trustee, is incorporated by reference to Exhibit 4.1 to iGATE Corporation’s Form 8-K, filed on May 5, 2011.

4.4	Supplemental Indenture, dated May 12, 2011, among iGATE, the guarantors named therein, and Wilmington Trust, National Association (successor by merger to Wilmington Trust FSB), as trustee, is incorporated by reference to Exhibit 4.4 to iGATE’s Registration Statement on Form S-4, filed on September 30, 2011.

4.5	Registration Rights Agreement, dated April 29, 2011, by and among iGATE Corporation, iGATE Technologies, Inc. and the initial purchasers named therein is incorporated by reference to Exhibit 4.2 to iGATE Corporation’s Form 8-K, filed on May 5, 2011.

4.6	Escrow Agreement, by and among iGATE Corporation, as Grantor, Wilmington Trust, National Association (successor by merger to Wilmington Trust FSB), as Trustee, and Standard Chartered Bank, as Escrow Agent, is incorporated by reference to Exhibit 10.1 to iGATE Corporation’s Form 8-K, filed on May 5, 2011.

4.7	Account Security Deed, dated as of May 3, 2011, by and among iGATE Corporation, as charger, and Wilmington Trust, National Association (successor by merger to Wilmington Trust FSB), as charge, is incorporated by reference to Exhibit 10.2 to iGATE Corporation’s Form 8-K, filed on May 5, 2011.

10.1	Employment Agreement dated July 1, 2011, between David A. Kruzner and iGATE Technologies Inc. is filed herewith.

10.2	Amendment dated March 29, 2012 to Employment Agreement dated July 1, 2011, between David A. Kruzner and iGATE Technologies Inc. is filed herewith.

10.3	Performance Share Award Agreement between David A. Kruzner and iGATE Corporation dated May 12, 2011 is filed herewith

10.4	Restricted Stock Agreement between David Kruzner and iGATE Corporation dated May 12, 2011 is filed herewith.

10.5	Employment Agreement dated July 1, 2011, between Vijay Khare and iGATE Technologies Inc. is filed herewith.

10.6	Amendment dated March 29, 2012 to Employment Agreement dated July 1, 2011, between Vijay Khare and iGATE Technologies Inc. is filed herewith.

10.7	Performance Share Award Agreement between Vijay Khare and iGATE Corporation dated May 12, 2011 is filed herewith.

10.8	Restricted Stock Agreement between Vijay Khare and iGATE Corporation dated May 12, 2011 is filed herewith

10.9	Employment Agreement dated July 1, 2011, between Satish Joshi and iGATE Technologies Inc. is filed herewith.

10.10	Amendment dated March 29, 2012 to Employment Agreement dated July 1, 2011, between Satish Joshi and iGATE Technologies Inc. is filed herewith.

10.11	Performance Share Award Agreement between Satish Joshi and iGATE Corporation dated May 12, 2011 is filed herewith.

10.12	Restricted Stock Agreement between Satish Joshi and iGATE Corporation dated May 12, 2011 is filed herewith.

10.13	Employment Agreement dated July 1, 2011, between Derek Kemp and iGATE Technologies Inc. is filed herewith.

10.14	Amendment dated March 29, 2012 to Employment Agreement dated July 1, 2011, between Derek Kemp and iGATE Technologies Inc. is filed herewith.

10.15	Performance Share Award Agreement between Derek Kemp and iGATE Corporation dated May 12, 2011 is filed herewith.

10.16	Restricted Stock Agreement between Derek Kemp and iGATE Corporation dated May 12, 2011 is filed herewith.

10.17	Employment Agreement dated July 1, 2011, between Sunil Chitale and iGATE Technologies Inc. is filed herewith.

10.18	Amendment dated March 29, 2012 to Employment Agreement dated July 1, 2011, between Sunil Chitale and iGATE Technologies Inc. is filed herewith.

10.19	Performance Share Award Agreement between Sunil Chitale and iGATE Corporation dated May 12, 2011 is filed herewith.

10.20	Restricted Stock Agreement between Sunil Chitale and iGATE Corporation dated May 12 2011 is filed herewith.

10.21	Employment Agreement dated March 26, 2012, between Sanjay Tugnait and iGATE Technologies (Canada) Inc. is filed herewith.

10.22	Performance Share Award Agreement between Sanjay Tugnait and iGATE Corporation dated July 12, 2012 is filed herewith.

10.23	Restricted Stock Award Agreement between Sanjay Tugnait and iGATE Corporation dated July 12, 2012 is filed herewith.

10.24	Amended and Restated Credit Agreement, dated as of April 3, 2012, among Pan-Asia iGATE Solutions, the banks, financial institutions and other institutional lenders party thereto, and DBS Bank Ltd. is incorporated by reference to Exhibit 10.1 to iGATE Corporation’s Form 8-K, filed on April 10, 2012.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer is filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer is filed herewith.

101.INS	XBRL Instance Document.†

101.SCH	XBRL Taxonomy Extension Schema Document.†

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.†

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.†

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.†

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.†

† Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 8th day of August 2012.

iGATE CORPORATION

August 8, 2012	/s/ PHANEESH MURTHY
Phaneesh Murthy Chief Executive Officer and Director

/s/ SUJIT SIRCAR
Sujit Sircar Chief Financial Officer

EXHIBIT INDEX

2.1	Share Purchase Agreement, dated as of January 10, 2011, by and among Pan-Asia iGATE Solutions, iGATE Global Solutions Limited and the sellers party thereto, is incorporated by reference to Exhibit 2.1 to iGATE Corporation’s (“iGATE”) Form 8-K, filed on January 12, 2011.

2.2	Share Purchase Agreement, dated as of January 10, 2011, by and among Pan-Asia iGATE Solutions and General Atlantic Mauritius Limited, is incorporated by reference to Exhibit 2.2 to iGATE’s Form 8-K, filed on January 12, 2011.

2.3	Securities Purchase Agreement, dated as of January 10, 2011, by and among Pan-Asia iGATE Solutions and General Atlantic Mauritius Limited, is incorporated by reference to Exhibit 2.3 to iGATE’s Form 8-K, filed on January 12, 2011.

2.4	Separation and Distribution Agreement by and between iGATE and Mastech Holdings, Inc., dated September 30, 2008, is incorporated by reference to Exhibit 2.1 to iGATE’s Form 8-K, filed on October 1, 2008.

3.1	Third Amended and Restated Articles of Incorporation of iGATE Corporation, dated May 5, 2011, is incorporated by reference to Exhibit 3.1 to iGATE’s Form 8-K, filed on May 11, 2011.

3.2	Amended and Restated Bylaws of iGATE Corporation are incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q, filed on August 14, 2000.

4.1	Registration Rights Agreement, between iGATE Corporation and the Selling Shareholders named therein, dated as of August 17, 2010 is incorporated by reference to Exhibit 4.2 to iGATE Corporation’s Registration Statement on Form S-3, Commission File No. 333-170042, filed on October 20, 2010.

4.2	Form of certificate representing the Common Stock of the Company is incorporated by reference to Exhibit 4.1 to iGATE Corporation’s Registration Statement on Form S-1, Commission File No. 333-14169, filed on November 19, 1996.

4.3	Indenture, dated April 29, 2011, by and among iGATE Corporation, iGATE Technologies, Inc., and Wilmington Trust, National Association (successor by merger to Wilmington Trust FSB), as trustee, is incorporated by reference to Exhibit 4.1 to iGATE Corporation’s Form 8-K, filed on May 5, 2011.

4.4	Supplemental Indenture, dated May 12, 2011, among iGATE, the guarantors named therein, and Wilmington Trust, National Association (successor by merger to Wilmington Trust FSB), as trustee, is incorporated by reference to Exhibit 4.4 to iGATE’s Registration Statement on Form S-4, filed on September 30, 2011.

4.5	Registration Rights Agreement, dated April 29, 2011, by and among iGATE Corporation, iGATE Technologies, Inc. and the initial purchasers named therein is incorporated by reference to Exhibit 4.2 to iGATE Corporation’s Form 8-K, filed on May 5, 2011.

4.6	Escrow Agreement, by and among iGATE Corporation, as Grantor, Wilmington Trust, National Association (successor by merger to Wilmington Trust FSB), as Trustee, and Standard Chartered Bank, as Escrow Agent, is incorporated by reference to Exhibit 10.1 to iGATE Corporation’s Form 8-K, filed on May 5, 2011.

4.7	Account Security Deed, dated as of May 3, 2011, by and among iGATE Corporation, as charger, and Wilmington Trust, National Association (successor by merger to Wilmington Trust FSB), as charge, is incorporated by reference to Exhibit 10.2 to iGATE Corporation’s Form 8-K, filed on May 5, 2011.

10.1	Employment Agreement dated July 1, 2011, between David A. Kruzner and iGATE Technologies Inc. is filed herewith.

10.2	Amendment dated March 29, 2012 to Employment Agreement dated July 1, 2011, between David A. Kruzner and iGATE Technologies Inc. is filed herewith.

10.3	Performance Share Award Agreement between David A. Kruzner and iGATE Corporation dated May 12, 2011 is filed herewith

10.4	Restricted Stock Agreement between David Kruzner and iGATE Corporation dated May 12, 2011 is filed herewith.

10.5	Employment Agreement dated July 1, 2011, between Vijay Khare and iGATE Technologies Inc. is filed herewith.

10.6	Amendment dated March 29, 2012 to Employment Agreement dated July 1, 2011, between Vijay Khare and iGATE Technologies Inc. is filed herewith.

10.7	Performance Share Award Agreement between Vijay Khare and iGATE Corporation dated May 12, 2011 is filed herewith.

10.8	Restricted Stock Agreement between Vijay Khare and iGATE Corporation dated May 12, 2011 is filed herewith

10.9	Employment Agreement dated July 1, 2011, between Satish Joshi and iGATE Technologies Inc. is filed herewith.

10.10	Amendment dated March 29, 2012 to Employment Agreement dated July 1, 2011, between Satish Joshi and iGATE Technologies Inc. is filed herewith.

10.11	Performance Share Award Agreement between Satish Joshi and iGATE Corporation dated May 12, 2011 is filed herewith.

10.12	Restricted Stock Agreement between Satish Joshi and iGATE Corporation dated May 12, 2011 is filed herewith.

10.13	Employment Agreement dated July 1, 2011, between Derek Kemp and iGATE Technologies Inc. is filed herewith.

10.14	Amendment dated March 29, 2012 to Employment Agreement dated July 1, 2011, between Derek Kemp and iGATE Technologies Inc. is filed herewith.

10.15	Performance Share Award Agreement between Derek Kemp and iGATE Corporation dated May 12, 2011 is filed herewith.

10.16	Restricted Stock Agreement between Derek Kemp and iGATE Corporation dated May 12, 2011 is filed herewith.

10.17	Employment Agreement dated July 1, 2011, between Sunil Chitale and iGATE Technologies Inc. is filed herewith.

10.18	Amendment dated March 29, 2012 to Employment Agreement dated July 1, 2011, between Sunil Chitale and iGATE Technologies Inc. is filed herewith.

10.19	Performance Share Award Agreement between Sunil Chitale and iGATE Corporation dated May 12, 2011 is filed herewith.

10.20	Restricted Stock Agreement between Sunil Chitale and iGATE Corporation dated May 12 2011 is filed herewith.

10.21	Employment Agreement dated March 26, 2012, between Sanjay Tugnait and iGATE Technologies (Canada) Inc. is filed herewith.

10.22	Performance Share Award Agreement between Sanjay Tugnait and iGATE Corporation dated July 12, 2012 is filed herewith.

10.23	Restricted Stock Award Agreement between Sanjay Tugnait and iGATE Corporation dated July 12, 2012 is filed herewith.

10.24	Amended and Restated Credit Agreement, dated as of April 3, 2012, among Pan-Asia iGATE Solutions, the banks, financial institutions and other institutional lenders party thereto, and DBS Bank Ltd. is incorporated by reference to Exhibit 10.1 to iGATE Corporation’s Form 8-K, filed on April 10, 2012.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer is filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer is filed herewith.

101.INS	XBRL Instance Document.†

101.SCH	XBRL Taxonomy Extension Schema Document.†

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.†

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.†

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.†

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.†

† Furnished herewith.