Form 10-Q
period 2012-09-30
IGATE CORP
filed 2012-10-31
CIK 1024732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of October 25, 2012 was 57,533,442.

iGATE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2012

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

iGATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$271,090	$265,724	$802,348	$511,939
Cost of revenues (exclusive of depreciation and amortization)	163,269	167,565	488,380	323,563

Gross margin	107,821	98,159	313,968	188,376
Selling, general and administrative expense	44,064	46,745	127,348	108,915
Depreciation and amortization	10,027	13,667	36,757	25,032

Income from operations	53,730	37,747	149,863	54,429
Interest expense	(21,994)	(19,546)	(62,149)	(32,834)
Foreign exchange gain (loss), net	(3,763)	(7,874)	(18,198)	16,846
Equity in loss in affiliated company	0	(62)	0	(52)
Other income, net	8,815	4,145	23,975	8,553

Income before income taxes	36,788	14,410	93,491	46,942
Income tax expense (benefit)	8,495	(2,793)	24,007	7,314

Net income	28,293	17,203	69,484	39,628
Non- controlling interest	0	2,950	4,476	3,437

Net income attributable to iGATE Corporation	28,293	14,253	65,008	36,191
Accretion to preferred stock	103	84	295	214
Preferred dividend	7,419	6,769	21,590	15,131

Net income attributable to iGATE common shareholders	$20,771	$7,400	$43,123	$20,846

Basic earnings per share:
Common stock	$0.27	$0.10	$0.57	$0.28
Unvested restricted stock	0.27	0.10	$0.57	0.28

Diluted earnings per share	$0.27	$0.10	$0.56	$0.28

See accompanying notes.

iGATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income attributable to iGATE common shareholders	$20,771	$7,400	$43,123	$20,846
Non controlling interest	0	2,950	4,476	3,437
Other comprehensive income:
Unrealized gain on marketable securities	295	2,135	1,761	2,436
Unrecognized actuarial gain (loss) on pension liability	(24)	(115)	(290)	130
Change in fair value of cash flow hedges	13,084	(8,443)	22,438	(7,557)
Gain (loss) on foreign currency translation	72,862	(132,835)	11,395	(128,806)

Total comprehensive income (loss)	106,988	(128,908)	82,903	(109,514)
Less: Total comprehensive income (loss) attributable to non controlling interest	0	(20,134)	4,476	(18,750)

Total comprehensive income (loss) attributable to iGATE common shareholders	$106,988	$(108,774)	$78,427	$(90,764)

See accompanying notes.

iGATE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	September 30, 2012 (unaudited)	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$97,708	$75,440
Restricted cash	11,400	0
Short-term investments	450,029	354,528
Accounts receivable, net	161,092	172,711
Unbilled revenues	91,378	45,223
Prepaid expenses and other current assets	48,162	18,752
Prepaid income taxes	8,184	8,341
Deferred tax assets	25,517	20,574
Foreign exchange derivative contracts	6,235	277
Receivable from Mastech Holdings Inc.	0	187

Total current assets	899,705	696,033

Deposits and other assets	28,053	32,102
Prepaid income taxes	23,769	18,481
Property and equipment, net	163,470	175,672
Leasehold land	90,623	90,339
Deferred tax assets	27,678	30,456
Goodwill	513,089	511,060
Intangible assets, net	152,851	160,706

Total assets	$1,899,238	$1,714,849

LIABILITIES, REDEEMABLE NON CONTROLLING INTEREST, PREFERRED STOCK AND EQUITY
Current liabilities:
Accounts payable	$6,709	$7,857
Line of credit	57,000	57,000
Term loans	17,500	0
Accrued payroll and related costs	54,201	71,913
Other accrued liabilities	97,104	77,988
Accrued income taxes	775	3,993
Foreign exchange derivative contracts	9,401	12,471
Deferred revenue	16,617	22,412

Total current liabilities	259,307	253,634
Other long-term liabilities	4,197	4,610
Senior notes	770,000	770,000
Term loans	278,000	0
Foreign exchange derivative contracts	0	6,739
Accrued income taxes	23,951	17,672
Deferred tax liabilities	61,354	58,992

Total liabilities	1,396,809	1,111,647

Commitments and contingencies (Note 20)
Redeemable non controlling interest	39,555	0

Series B Preferred stock, without par value: 480,000 shares authorized; 330,000 shares issued and outstanding	370,908	349,023
iGATE Corporation shareholders’ equity:
Preferred shares, without par value: 19,520,000 shares authorized; 1 share held in treasury	0	0
Common shares, par value $0.01 per share:
700,000,000 shares authorized; 58,308,228 and 57,696,430 shares issued; 57,318,126 and 56,706,328 shares outstanding as of September 30, 2012 and December 31, 2011, respectively	583	577
Common shares held in treasury, at cost, 990,102 shares	(14,714)	(14,714)
Additional paid-in capital	181,097	201,281
Retained earnings	147,616	104,493
Accumulated other comprehensive loss	(222,616)	(214,641)

Total iGATE Corporation shareholders’ equity	91,966	76,996
Non controlling interest	0	177,183

Total equity.	91,966	254,179

Total liabilities, redeemable non controlling interest, preferred stock and equity	$1,899,238	$1,714,849

See accompanying notes.

iGATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months ended September 30,
	2012	2011
Cash Flows From Operating Activities:
Net income	$69,484	$39,628
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	36,757	25,032
Stock based compensation	9,270	8,868
Write off of software implementation costs	0	1,196
Provision for lease termination	0	446
Realized gain on investments	(17,069)	(2,034)
Equity loss on investment in affiliate	0	52
Loss on investment in affiliate	551	0
Deferred gain (loss) on settled derivatives	19,344	(5,730)
Provision for doubtful debts	680	453
Deferred income taxes	(10,290)	(11,518)
Amortization of debt issuance costs	4,810	2,309
Loss (gain) on sale of property and equipment	32	(24)
Deferred rent	(88)	50
Tax benefits related to stock option exercises	(318)	(830)
Working capital items:
Accounts receivables and unbilled revenue.	(32,698)	(21,467)
Prepaid expenses and other current assets	(19,746)	(9,844)
Accounts payable	10,364	4,252
Accrued and other liabilities	(9,662)	29,587
Deferred revenue	(6,074)	63

Net cash flows provided by operating activities	55,347	60,489

Cash Flows From Investing Activities:
Purchase of property and equipment	(13,430)	(12,946)
Proceeds from sale of property and equipment	27	205
Purchase of available-for-sale investments	(1,528,008)	(370,455)
Proceeds from maturities and sale of available-for-sale investments	1,438,195	391,928
Restricted cash	(11,400)	0
Receipts from lease deposits	2,663	2,164
Payment for investment in subsidiary	(224,009)	(1,168,404)

Net cash flows used in investing activities	(335,962)	(1,157,508)

Cash Flows From Financing Activities:
Payments on capital lease obligations	(415)	(303)
Proceeds from line of credit and term loans	295,500	52,000
Proceeds from sale of preferred stock, net of issuance costs	0	326,572
Payment of delisting related financing costs	(3,263)	0
Proceeds from senior notes	0	770,000
Payment of debt issuance costs	0	(33,456)
Purchase of subsidiary’s stock	0	(8)
Proceeds from exercise of stock options	7,231	1,132
Tax benefit related to stock option exercises	318	830

Net cash flows provided by financing activities	299,371	1,116,767

Effect of currency translation	3,512	(2,716)

Net change in cash and cash equivalents	22,268	17,032
Cash and cash equivalents, beginning of period	75,440	67,924

Cash and cash equivalents, end of period	$97,708	$84,956

See accompanying notes.

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

The accompanying balance sheet and financial information as of December 31, 2011 is derived from audited financial statements but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2011.

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

On May 12, 2011, the Company, through its wholly owned subsidiaries Pan-Asia iGATE Solutions (“Pan-Asia”) and iGATE Global Solutions Limited (“iGATE Global”), collectively the “Promoters”, completed the acquisition of a majority stake in Patni Computer Systems Limited (the “Patni Acquisition”). The Patni Acquisition was valued at $1.24 billion. Patni Computer Systems Limited, now known as iGATE Computer Systems Limited (“Patni”), provided multiple service offerings to its clients across various industries including banking and insurance; manufacturing, retail and distribution; life sciences; product engineering; communications, media and entertainment and utilities. These service offerings include application development and maintenance, enterprise software and systems integration services, business and technology consulting, product engineering services, infrastructure management services, customer interaction services and business process outsourcing (“BPO”), quality assurance and engineering services. The Company believes that its strategy of a global delivery model and the Patni Acquisition positions it well to provide a greater breadth of services in catering to market needs and opportunities.

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

On March 14, 2012, Pan-Asia along with iGATE Global and iGATE issued a public announcement regarding the proposed acquisition of the remaining 15.82% of Patni’s outstanding share capital (excluding American Depository Shares (“ADSs”)) from Patni’s public shareholders and the delisting of the fully paid-up equity shares of Patni having a face value of Indian Rupees (“INR”) 2/- each in accordance with Regulation 10 of the Securities and Exchange Board of India (Delisting of Equity Shares) Regulations, 2009 (the “Offer”).

The public shareholders holding Patni’s equity shares were invited to submit bids via the Offer that opened on March 28, 2012 and closed on March 30, 2012. On April 10, 2012, iGATE announced the Offer process as a success with a discovered price of INR 520 per equity share determined through a reverse book building process using the electronic facility of the Bombay Stock Exchange, in accordance with the Security Exchange Board of India (“SEBI”) regulations.

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

As of September 30, 2012, iGATE and its subsidiaries owned 97.5% of the outstanding equity of Patni and publicly held ADSs constituted less than 1% of the outstanding equity of Patni. Patni applied for voluntary delisting of its ADSs from the New York Stock Exchange (the “NYSE”) and for their deregistration under the Securities Exchange Act of 1934, taking into account the fact that the volume of Patni’s ADSs which trade on the NYSE accounted for only a small fraction of Patni’s total outstanding equity. The ADSs were delisted from the NYSE after the close of trading on September 28, 2012 and are tradable on the U.S. over-the-counter market beginning on October 1, 2012. Patni filed Form 15, deregistering the ADSs from the SEC’s reporting requirements on October 1, 2012, which is automatically effective 90 days later subject to the SEC’s queries, if any.

Pan-Asia borrowed $225.5 million in cash and took a bank guarantee of INR 1.6 billion or $31.1 million from DBS Bank Ltd., Singapore (see Note 6) to fund the purchase of Patni’s shares and delisting related expenses. Of this, $215 million along with the Company’s funds of INR1.3 billion or approximately $24.6 million was placed in an escrow for the acquisition of Patni’s shares. As of September 30, 2012, approximately $223.5 million was utilized to purchase 22.5 million shares of Patni’s outstanding share capital. As of September 30, 2012, the escrow account balance was remeasured to $11.4 million and is disclosed as restricted cash in the condensed consolidated balance sheet. From October 1, 2012 through October 25, 2012, the Company has acquired 0.3 million additional shares of Patni.

On August 28, 2012, Patni entered into a share purchase agreement with another subsidiary of the Company, iGATE Technologies Inc. (“iTI”) to transfer all the shares of iGATE Americas Inc (f/k/a Patni Americas Inc.) (“iAI”) to iTI for a total consideration of $82.9 million. To facilitate this purchase, iTI borrowed $70 million under a term loan agreement from a bank at an interest rate of LIBOR plus 280 basis points (see Note 6).

On October 11, 2012, the Company’s Board of Directors approved a plan where it was decided to merge Patni with iGATE Global, The merger scheme was further approved by the Board of Directors of Patni and iGATE Global on October 26, 2012 and was subsequently filed with the High Court of Judicature at Mumbai on October 29, 2012. Pursuant to the merger, the shareholders of Patni shall receive 5 (five) equity shares of the face value of Rs 10/- (Rupees Ten) each (credited as fully paid up) of iGATE Global for 22 (twenty two) equity shares of the face value of Rs 2/- (Rupees Two) each (credited as fully paid-up) held by such shareholder or his/her/its respective legal heirs, executors or successors in Patni. Patni expects to terminate the ADR program and the ADRs issued by it will be converted into underlying shares of Patni or liquidated for cash pursuant to the terms of the deposit agreement entered into amongst Patni, the Bank of New York and the owners and holders of ADRs prior to the merger becoming effective. The merger is subject to the receipt of various approvals including from the shareholders and creditors of both companies, the High Court of Judicature at Mumbai and the Competition Commission of India.

Redeemable Non Controlling Interest

As of September 30, 2012, the balance of Patni shares yet to be purchased was 4 million shares. As per ASC 480, the Company has recorded the fair value of such shares totaling $39.6 million and presented this in the mezzanine section of the balance sheet as redeemable non controlling interest.

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

3.	Goodwill and Intangible Assets

The following describes changes in the carrying value of goodwill for the nine months ended September 30, 2012 (in thousands):

Amount
Goodwill as of December 31, 2011	$511,060
Foreign currency translation effect	2,029

Goodwill as of September 30, 2012	$513,089

The following describes changes in the carrying value of intangibles for the nine months ended September 30, 2012 (in thousands):

Amount
Intangible assets as of December 31, 2011	$160,706
Foreign currency translation effect	951
Amortization	(8,806)

Intangible assets as of September 30, 2012	$152,851

As of September 30, 2012, intangible assets were comprised of the following (in thousands):

Amount
Customer relationships	$189,844
Intellectual property rights	9,400
Foreign currency translation adjustments	(27,473)
Amortization	(18,920)

Intangible assets as of September 30, 2012	$152,851

Customer relationships and intellectual property rights are amortized over a weighted average period of 7.6 years and 2.9 years, respectively.

Amortization expenses related to identifiable intangible assets were $2.9 million and $2.8 million for the three months ended September 30, 2012 and 2011, respectively and $8.8 million and $4.9 million for the nine months ended September 30, 2012 and 2011, respectively. Future estimated annual amortization is as follows (in thousands):

Amount
Remainder of 2012	$2,803
2013	$11,567
2014	$12,002
2015	$12,529
2016	$12,972

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

4.	Series B Preferred Stock

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

•	is redeemable for cash at an amount equal to the outstanding principal plus accrued and unpaid dividends upon the exercise of the holder’s put right at Nine years from the last occurring closing date;

•

provides that, if the Series B Preferred Stock is not sooner converted, such preferred stock is subject to a mandatory conversion into shares of the Company’s common stock on the date that is Nine years from the applicable closing date (subject to extension in limited circumstances) unless the holder exercises the put right described in the immediately preceding bullet point; and

•

provides the holder the right to receive, prior to any payment in respect of any junior equity securities, the greater of the outstanding principal plus accrued and unpaid dividends and the as-converted value upon liquidation of the Company or upon certain changes of control.

The Company incurred issuance costs amounting to $3.4 million which have been netted against the proceeds received from the issuance of Series B Preferred Stock. The Series B Preferred Stock is being accreted over a period of six years. The amount accreted totaled $0.1 million during the three months ended September 30, 2012 and 2011, respectively, and $0.3 million and $0.2 million during the nine months ended September 30, 2012 and 2011, respectively.

The Company is accruing for cumulative dividends at a rate of 8.00% per annum, compounded quarterly. The amount of such dividends accrued was $7.4 million and $6.8 million during the three months ended September 30, 2012 and 2011, respectively, and $21.6 million and $15.1 million during the nine months ended September 30, 2012 and 2011, respectively.

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

5.	Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (in thousands):

	As of
	September 30, 2012	December 31, 2011
Prepaid expenses	$3,730	$6,173
Advances	5,343	2,663
Debt issuance costs	8,482	5,808
Service tax receivable	10,768	2,980
Receivable from mutual funds	17,159	0
Other current assets	2,680	1,128

	$48,162	$18,752

6.	Borrowings

Line of Credit

On February 21, 2011, the Company entered into an arrangement with a bank for availing an unsecured revolving working credit facility of $70 million at an annual interest rate of LIBOR plus 195 basis points. The interest rate was initially renewed on an annual basis and is now renewed periodically. In February 2012, this facility was renewed and the interest rate was changed to LIBOR plus 25 basis points and which was further renewed to LIBOR plus 130 basis points with effect from September 2012. As of September 30, 2012, the Company had borrowed $52 million under this line of credit at a weighted average interest rate of 1.95%.

On May 10, 2011, the Company entered into a credit agreement with a bank for revolving credit commitments in an aggregate principal U.S. Dollar equivalent of $50 million, maturing on May 10, 2016. The proceeds are to be used for working capital and other general corporate purposes. This facility carries an interest rate of LIBOR plus 280 basis points. As of September 30, 2012, the Company had borrowed $5 million under this revolving credit arrangement at an interest rate of 3.3%.

As of September 30, 2012, Patni has a line of credit facility of approximately $11.6 million with banks for requirements such as pre and post shipment loans, export bill discounting, overdrafts, working capital demand loans and financial and performance guarantees. This facility bears interest in accordance with rates negotiated with the bank from time to time. This facility is secured by Patni’s accounts receivables, and amounts outstanding are payable on demand to the bank upon breach of the terms and conditions of the credit facility letter. As of September 30, 2012, Patni has availed $0.9 million under this facility for a performance guarantee.

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

On April 3, 2012, Pan-Asia entered into an amended and restated credit agreement (the “Amended Credit Facility”) for a secured term loan facility with the lenders named therein and the Administrative Agent. The Amended Credit Facility increases the commitment amount to $265 million and matures on June 8, 2014. The Amended Credit Facility is available to finance Pan-Asia’s purchase of the remaining publicly outstanding equity shares of Patni. As of September 30, 2012, Pan-Asia borrowed $225.5 million in cash at a weighted average interest rate of 3.03% and took a bank guarantee of INR 1.6 billion or $31.1 million to fund the purchase of Patni’s shares and delisting related expenses. The bank guarantee expires on July 4, 2013.

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

On August 29, 2012, iTI, borrowed $70 million from a bank to finance the purchase of iAI. Of this, $17.5 million payable at the end of twelve months has been classified as current liability and the balance is recorded as noncurrent liability. The loan is repayable over a period of 18 months and carries an interest rate of LIBOR plus 280 basis points payable at the end of each interest period. The loan documents contain customary representations and warranties, events of default and affirmative and negative covenants, and the loan is guaranteed by the Company and several of its wholly-owned subsidiaries. As of September 30, 2012, the prevailing interest rate was 3.03%.

In connection with these term loans, the Company incurred debt issuance costs of $3.3 million of which $2.2 million is accounted for as part of prepaid expenses and other current assets and $0.6 million as part of deposits and other assets. These costs are being amortized to interest expense over the respective term of the loans using the effective interest method. The amount amortized was $0.3 million and $0.5 million for the three months and nine months ended September 30, 2012, respectively.

As of September 30, 2012, the Company was in compliance with all covenants associated with the aforementioned borrowings.

7.	Senior notes

On April 29, 2011, the Company sold $770 million of 9.0% senior notes due May 1, 2016 (the “Notes”) through a private placement transaction exempt from the registration requirements of the Securities Act of 1933, pursuant to an Indenture (the “Indenture”) by and among the Company, iTI., and the trustee, as supplemented by the Supplemental Indenture dated as of May 12, 2011, by and among the Company, iTI., iGATE Holding Corporation, iGATE Inc. and the trustee. The interest is payable semiannually in cash in arrears on May 1 and November 1 of each year, beginning on November 1, 2011. The Notes are senior unsecured obligations of the Company, guaranteed by the Company’s domestic subsidiaries, as identified in Note 19. In accordance with the terms of the second supplemental indenture dated September 30, 2012, iAI, a wholly owned domestic subsidiary of iTI, was included as a guarantor to the senior notes with effect from September 1, 2012.

The terms of the Indenture governing the Notes, among other things, limits the ability of the Company and its restricted subsidiaries to (i) incur additional indebtedness or issue certain preferred stock; (ii) pay dividends on, or make distributions in respect of, their capital stock or repurchase their capital stock; (iii) make certain investments or other restricted payments; (iv) sell certain assets; (v) create liens or use assets as security in other transactions; (vi) merge, consolidate or transfer or dispose of substantially all of their assets; and (vii) engage in certain transactions with affiliates. These covenants are subject to a number of important limitations and exceptions that are described in the Indenture. The Indenture also contains certain financial covenants relating to Consolidated Priority Debt Leverage Ratio and a Fixed Charge Coverage Ratio that the Company must comply with, when any of the above events occur. As of September 30, 2012, no such events have occurred.

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

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

As of September 30, 2012, the amortizable debt issuance cost was $25.5 million, of which $6.3 million is accounted for as part of prepaid expenses and other current assets and $19.2 million as part of deposits and other assets. These costs are being amortized to interest expense over the balance period of approximately four years using the effective interest method. The amount amortized was $1.5 million for the three months ended September 30, 2012 and 2011, respectively, and $4.3 million and $2.3 million for the nine months ended September 30, 2012 and 2011, respectively. Interest expense for the three months ended September 30, 2012 and 2011 was $17.3 million and $17.4 million, respectively, and interest expense for the nine months ended September 30, 2012 and 2011 was $52 million and $29.4 million, respectively.

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

The Company uses the estimated annual effective tax rate method in computing its interim tax provision. Certain items, including those deemed to be unusual, infrequent or that cannot be reliably estimated, are excluded from the estimated annual effective tax rate. In these cases, the actual tax expense or benefit applicable to those items is treated discretely, and is reported in the same period as the related item. The Company’s effective tax rate (“ETR”) was 23.1% and 25.7% for the three and nine months ended September 30, 2012, respectively. For the three and nine months ended September 30, 2011, the Company’s ETR was (19.4)% and 15.6%, respectively. The difference in the ETR as compared to the U.S. statutory rate of 35.0% and 34.0% during 2012 and 2011, respectively, is primarily attributable to the benefit from a tax holiday in India and additional tax benefits on account of reversal of valuation allowance which is explained below.

Under the Indian Income Tax Act, 1961, companies or units set up in a Special Economic Zone (“SEZ”) are eligible to claim an income tax holiday of 100% for the initial five consecutive assessment years followed by 50% for the subsequent ten consecutive assessment years on the profits derived from the export of software services from the divisions registered under the SEZ. For the three months ended September 30, 2012 and 2011, the tax holiday resulted in income tax benefits of $2.4 million and $2.1 million, respectively, when calculated at the statutory U.S. rate. For the nine months ended September 30, 2012 and 2011, the tax holiday resulted in income tax benefits of $5.9 million and $5.8 million, respectively, when calculated at the statutory U.S. rate.

Assessment of Deferred Tax Asset (“DTA”) Valuation Allowances

Subsequent to the acquisition of iAI by iTI in August 2012 iAI shall now be included with iTI while filing the consolidated return. Filing of the consolidated return is considered a change in the tax strategy to realize deferred tax asset in a tax effective manner and resulting in an assessment that the deferred tax asset will more-likely-than-not be realized prior to their expiration as a result of increase in future taxable income. The Company anticipates generating such taxable income due to a substantial number of new contracts being entered into the entities included in the new consolidated group for tax return purposes. As a result of this tax planning strategy, we have released $4.0 million of the deferred tax asset valuation allowance relating to iTI existing as of December 31, 2011. The valuation allowance related to the deferred tax assets on temporary differences of iTI where it was more likely than not that all or some portion of the asset will not be realized due to the inability to generate sufficient taxable income in the period and/or of the character necessary to utilize the benefit of the deferred tax asset as on December 31, 2011. The release as stated above, was triggered as a result of the acquisition of iAI by iTI in August 2012.

ASC 740-10 reserves:

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits are as follows (in thousands):

Amount
Balance as of January 1, 2012	$30,224
Additions based on the current period tax positions	13
Reductions based on the prior period tax positions	(1,292)
Foreign currency translation effect	(27)

Balance as of September 30, 2012	$28,918

The Company recognizes interest and penalties related to uncertain tax positions in other income, net. As of September 30, 2012, the Company had $1.7 million of accrued interest and penalties related to uncertain tax positions.

As of September 30, 2012, the Company had $24.0 million of net unrecognized tax benefits arising out of tax positions which would affect the effective tax rate, if recognized. Although it is difficult to anticipate the final outcome on timing of resolution of any particular uncertain tax position, the Company believes that the total amount of unrecognized tax benefits will be decreased by approximately $6.4 million during the next twelve months due to the expiration of the statute of limitations.

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income attributable to iGATE common shareholders	$20,771	$7,400	$43,123	$20,846
Add: Dividend on Series B Preferred Stock	7,419	6,769	21,590	15,131

	28,190	14,169	64,713	35,977

Less: Dividends paid on
Series B Preferred Stock [A]	7,419	6,769	21,590	15,131

Undistributed Income	$20,771	$7,400	$43,123	$20,846

Allocation of Undistributed Income :
Common stock [B]	$15,712	$5,674	$32,619	$15,983
Unvested restricted stock [C]	12	22	26	62
Series B Preferred Stock [D]	5,047	1,704	10,478	4,801

	$20,771	$7,400	$43,123	$20,846

Shares outstanding for allocation of undistributed income:
Common stock	57,318	56,598	57,318	56,598
Unvested restricted stock	45	219	45	219
Series B Preferred Stock	18,411	17,002	18,411	17,002

	75,774	73,819	75,774	73,819

Weighted average shares outstanding:
Common stock [E]	57,271	56,616	57,076	56,478
Unvested restricted stock [F]	45	221	45	224
Participating preferred stock [G]	18,411	17,002	18,411	17,002

	75,727	73,839	75,532	73,704

Weighted average common stock outstanding	57,271	56,616	57,076	56,478
Dilutive effect of stock options and restricted shares outstanding	1,622	1,330	1,638	1,428

Dilutive weighted average shares outstanding [H]	58,893	57,946	58,714	57,906

Distributed earnings per share:
Series B Preferred Stock [I=A/G]	$0.40	$0.40	$1.17	$0.89

Undistributed earnings per share:
Common stock [J=B/E]	$0.27	$0.10	$0.57	$0.28
Unvested restricted stock [K=C/F]	$0.27	$0.10	$0.57	$0.28
Series B Preferred Stock [L=D/G]	$0.27	$0.10	$0.57	$0.28

Basic earnings per share from operations:
Common stock [J]	$0.27	$0.10	$0.57	$0.28
Unvested restricted stock [K]	$0.27	$0.10	$0.57	$0.28
Series B Preferred Stock [I+L]	$0.67	$0.50	$1.74	$1.17

Diluted earnings per share from operations [[B+C]/H]	$0.27	$0.10	$0.56	$0.28

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

The number of outstanding options to purchase common shares for which the option exercise prices exceeded the average market price of the common shares aggregated 0.8 million and 0.6 million shares for the three months ended September 30, 2012 and September 30, 2011, respectively, and 0.6 million shares for each of the nine months ended September 30, 2012 and 2011. These options were excluded from the computation of diluted earnings per share under the treasury stock method. The number of shares of outstanding Series B Preferred Stock for which the earnings per share exceeded the earnings per share of common stock aggregated to 18.4 million and 17.0 million for the three and nine months ended September 30, 2012 and 2011, respectively. These shares were excluded from the computation of diluted earnings per share as they were anti-dilutive.

10.	Investments

Short term investments comprise the following (in thousands):

	As of September 30, 2012
	Carrying Value	Unrealized Gain	Fair Value
Mutual Funds
Liquid mutual funds	$366,822	$1,220	$368,042
Fixed maturity plan funds	3,785	247	4,032
Certificate of deposits with bank and others	73,232	4,723	77, 955

	$443,839	$6,190	$450,029

	As of December 31, 2011
	Carrying Value	Unrealized Gain	Fair Value
Mutual Funds
Liquid mutual funds	$231,422	$(81)	$231,341
Fixed maturity plan funds	111,559	2,728	114,287
Certificate of deposits with bank and others	8,621	279	8,900

	$351,602	$2,926	$354,528

Contractual maturities of short-term and other investments in available for sale securities as of September 30, 2012 and December 31, 2011 were as follows (in thousands):

	As of
	September 30, 2012	December 31, 2011
Due within one year	$450,029	$354,528

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

Dividends from available for sale securities and gross realized gains and losses on sale of available for sale securities are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Dividends	$0	$3,691	$5,378	$6,922
Gross realized gains	8,572	157	17,743	1,184
Gross realized losses	0	(226)	(674)	(376)

	$8,572	$3,622	$22,447	$7,730

11.	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss was as follows (in thousands):

	As of
	September 30, 2012	December 31, 2011
Net unrealized gain (loss) on cash flow hedges	$297	$(18,524)
Net unrealized gain on marketable securities	4,421	2,178
Actuarial gain (loss) relating to defined benefit plan	(238)	20
Loss on foreign currency translation adjustment	(227,096)	(198,315)

Accumulated other comprehensive loss	$(222,616)	$(214,641)

The changes in the gross unrealized gain on marketable securities carrying value for the three and nine months ended September 30, 2012 and 2011 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Unrealized gain on marketable securities at the beginning of the period	$5,296	$974	$2,926	$673
Reclassification of loss (gain) into earnings on maturity	(8,572)	69	(17,069)	(808)
Net unrealized gain due to changes in the fair value	9,466	2,066	20,333	3,244

Unrealized gain on marketable securities at the end of the period	$6,190	$3,109	$6,190	$3,109

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

As part of hedge strategy, the Company also enters into derivative contracts which are replaced with successive new contracts up to the period in which the forecasted transaction is expected to occur i.e. (roll-over hedges). In case of rollover hedges, the hedge effectiveness is assessed based on changes in fair value to the extent of changes in spot prices and recorded in accumulated other comprehensive income (loss) until the hedged transactions occur, at which time it is recognized in the consolidated statements of income. Accordingly, the changes in the fair value of the contract related to the changes in the difference between the spot price and the forward price (i.e.forward premium/discount) are excluded from assessment of hedge effectiveness and is recognized in the consolidated statements of income as part of foreign exchange gain (loss).

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

Changes in the fair value of cash flow hedges deemed ineffective are recognized in the consolidated statement of income and are included in foreign exchange gain (loss). The Company also uses derivative contracts not designated as hedging instruments under ASC No. 815, to hedge intercompany and end customer accounts receivables and other monetary assets denominated in currencies other than the functional currency. Changes in the fair value of these derivatives are recognized in the consolidated statements of income as part of foreign exchange gain (loss).

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

The following table presents information related to foreign currency contracts held:

OUTSTANDING HEDGE TRANSACTIONS QUALIFYING FOR HEDGE ACCOUNTING AS OF SEPTEMBER 30, 2012 (in thousands)

	Maturity Date Ranges	Strike Price At Rupee Rate Ranges	Amount	Fair Value as of September 30, 2012
FORWARD CONTRACTS USD
From:	31-October-12	51.99
To:	28-February-13	58.25
Subtotal			$128,000	$3,471
FORWARD CONTRACTS CAD
From:	31-October-12	52.22
To:	31-May-13	56.84
Subtotal			$23,972	$5
FORWARD CONTRACTS GBP
From:	31-October-12	83.87
To:	31-May-13	91.36
Subtotal			$12,962	$75

				$3,551

OUTSTANDING HEDGE TRANSACTIONS NOT QUALIFYING FOR HEDGE ACCOUNTING AS OF SEPTEMBER 30, 2012 (in thousands)

	Maturity Date Ranges	Strike Price At Rupee Rate Ranges	Amount	Fair Value as of September 30, 2012
CURRENCY OPTION CONTRACTS USD
From:	29-May-13	46.75
To:	29-May-13	48.75
Subtotal			$5,000	$(584)
FORWARD CONTRACTS USD
From:	12-October-12	41.16
To:	31-March-13	53.84
Subtotal			$123,500	$(6,216)
FORWARD CONTRACTS GBP
From:	31-October-12	85.45
To:	31-October-12	87.13
Subtotal			$9,398	$83

				$(6,717)

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

The effect of Derivative Instruments on the Condensed Consolidated Statements of Income for the three months ended September 30, 2012 (in thousands):

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain/(Loss) recognized in OCI on Derivative	Location of Gain/(Loss) reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) reclassified from Accumulated OCI into Income	Location of Gain/(Loss) recognized in Income on Derivative	Amount of Gain /(Loss) recognized in Income Statement
	(Effective Portion)	(Effective Portion)		(Ineffective Portion and amount excluded from effectiveness testing)

	September 30, 2012	September 30, 2012		September 30, 2012
Foreign Exchange Contracts	$7,570	Foreign exchange gain (loss), net	$(10,645)	Foreign exchange gain (loss), net	$(2,650)

The effect of Derivative Instruments on the Condensed Consolidated Statements of Income for the nine months ended September 30, 2012 (in thousands):

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain/(Loss) recognized in OCI on Derivative	Location of Gain/(Loss) reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) reclassified from Accumulated OCI into Income	Location of Gain/(Loss) recognized in Income on Derivative	Amount of Gain /(Loss) recognized in Income Statement
	(Effective Portion)	(Effective Portion)		(Ineffective Portion and amount excluded from effectiveness testing)

	September 30, 2012	September 30, 2012		September 30, 2012
Foreign Exchange Contracts	$4,333	Foreign exchange gain (loss), net	$(27,233)	Foreign exchange gain (loss), net	$(9,622)

*	Includes deferred loss on settled rollover derivatives amounting to $1.1 million and gain of $8.1 million for three months and nine months ended September 30, 2012 respectively.

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

Derivatives not designated as hedging instruments (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Statement of Income
Foreign exchange gain/(loss), net	$5,313	$(14,038)	$132	$(11,310)

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

Information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheets (in thousands):

Derivative Instruments – Foreign Exchange Contracts
		September 30, 2012	December 31, 2011
Balance Sheet Location	Designated/Not Designated	Fair Value	Fair Value
Current Assets	Designated	$5,046	$98
	Not Designated	$1,189	$179

Current liabilities	Designated	$1,495	$11,731
	Not Designated	$7,906	$740

Non-current liabilities	Designated	$0	$6,739
	Not Designated	$0	$0

The estimated net amount of existing gains, net of taxes, as of September 30, 2012 that is expected to be reclassified from accumulated other comprehensive income into earnings within the next 12 months is $0.3 million.

As of January 1, 2012, the Company discontinued designation of all dual purpose hedge and certain other currency option contracts. Accordingly the net derivative (gain) or loss continues to be reported in accumulated other comprehensive income since the Company expects that the forecasted transaction will occur by end of the originally specified time period. As of September 30, 2012, accumulated other comprehensive income in respect of such dedesignated contracts amounted to $2.3 million.

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

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

Assets and liabilities measured at fair value are summarized below (in thousands):

Description	September 30, 2012	Fair value measurement at reporting date using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets
Short term investments:
Liquid mutual fund units	$368,042	$368,042	$0	$0
Fixed maturity fund units	4,032	0	4,032	0
Certificate of deposits with bank and others	77, 955	0	77, 955	0
Foreign exchange derivative contracts	6,235	0	6,235	0

Total current assets	$456,264	$368,042	$88,222	$0

Liabilities
Current liabilities:
Foreign currency exchange derivatives	$9,401	$0	$9,401	$0

Total current liabilities	$9,401	$0	$9,401	$0

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

Description	December 31, 2011	Fair value measurement at reporting date using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Assets

Short term investments:
Liquid mutual fund units	$231,341	$231,341	$0	$0
Fixed maturity fund units	114,287	0	114,287	0
Certificate of Deposits with banks and others	8,900	0	8,900	0
Foreign exchange derivative contracts	277	0	277	0

Total current assets	$354,805	$231,341	$123,464	$0

Liabilities

Current Liabilities:

Foreign currency exchange derivatives	$12,471	$0	$12,471	$0

Total current liabilities	$12,471	$0	$12,471	$0

Non current liabilities:
Foreign exchange derivative contracts	$6,739	$0	$6,739	$0

Total non-current liabilities	$6,739	$0	$6,739	$0

14.	Employee Benefits

Defined Contribution Plan

The Company’s eligible employees in India participate in the Employees’ Provident Fund (the “Provident Fund”), which is a defined contribution plan. The employee and the Company make monthly contributions of a specified percentage of salary to the Provident Fund, which is administered by the prescribed authority in India. The aggregate contributions along with interest thereon are paid at retirement, death, incapacitation or termination of employment. The Company’s contribution to the Provident Fund for the three months ended September 30, 2012 and 2011 was $2.1 million and $2.2 million, respectively. The Company’s contribution to the Provident Fund for the nine months ended September 30, 2012 and 2011 was $6.3 million and $4.4 million, respectively.

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

SEPTEMBER 30, 2012

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

The following table sets forth the net periodic cost recognized by the Company in respect of the Plan (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net periodic plan cost
Service cost	$1,215	$807	$2,709	$1,487
Interest cost	271	297	827	573
Expected return on plan asset	(195)	(235)	(596)	(455)
Recognized net actuarial gain	(4)	(18)	(1)	(15)

Net periodic plan cost for the period	$1,287	$851	$2,939	$1,590

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

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

15.	Share-based compensation

During the three and nine months ended September 30, 2012, the Company granted 25,000 and 527,000 options, respectively, and 110,000 and 798,750 stock awards, respectively. During the three and nine months ended September 30, 2011, the Company granted nil and 158,000 options, respectively, and 31,400 and 1,994,811 stock awards, respectively.

Share-based compensation expense recorded in income from operations during the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Share-based compensation recorded in
Cost of revenues	$1,252	$884	$2,793	$1,935
Selling, general and administrative expense	2,543	3,462	6,477	6,933

Total share-based compensation expense	$3,795	$4,346	$9,270	$8,868

During the three and nine months ended September 30, 2012, the Company issued 0.1 million and 0.6 million shares, respectively, upon exercise of stock options and awards. During the three and nine months ended September 30, 2011, the Company issued 0.1 million and 0.4 million shares, respectively, upon exercise of stock options and awards.

16.	Other income

Components of other income for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Investment income	$8,697	$3,674	$23,556	$7,879
Gain (loss) on sale of fixed assets	13	(2)	(32)	24
Other	105	473	451	650

Other income, net	$8,815	$4,145	$23,975	$8,553

17.	Concentration of revenues

The following is a concentration of revenues greater than 10% by customer for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
General Electric Company	13%	12%	13%	11%
Royal Bank of Canada	11%	11%	10%	17%

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

18.	Segment Information

Following the delisting of Patni from the Indian Stock Exchanges in May 2012, the Company’s Chief Executive Officer, who is the chief decision making officer, determined that the business will be operated and managed as a single segment. Hence, no segment information is provided.

19.	Guarantor Subsidiaries - Supplemental condensed consolidating financial information

In connection with the Patni Acquisition, the Company issued the Notes which are the senior unsecured obligations of the Company. The Notes are guaranteed by the Company’s wholly owned domestic subsidiaries iTI, iGATE Inc., and iGATE Holding Corporation (collectively, the “Guarantors”). In accordance with the terms of the second supplemental indenture dated September 30, 2012, iAI was included as a guarantor to the Notes with effect from September 1, 2012. The Company has not included separate financial statements of the Guarantors because they are wholly-owned by the Company, the guarantees issued are full and unconditional, and the guarantees are joint and several.

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

Condensed consolidating financial information for the Company and the Guarantors are as follows (in thousands):

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2012

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$0	$23,888	$73,820	$0	$97,708
Restricted cash	0	0	11,400	0	11,400
Short-term investments	0	0	450,029	0	450,029
Accounts receivable, net	0	79,333	117,338	(35,579)	161,092
Unbilled revenues	0	40,068	51,310	0	91,378
Prepaid expenses and other current assets	6,259	4,920	36,983	0	48,162
Prepaid income taxes	0	5,940	2,244	0	8,184
Deferred tax assets	0	10,790	14,727	0	25,517
Foreign exchange derivative contracts	0	0	6,235	0	6,235
Receivable from Mastech	0	0	0	0	0
Receivable from group companies	149,795	0	0	(149,795)	0

Total current assets	156,054	164,939	764,086	(185,374)	899,705
Investment in subsidiaries	330,000	1,086,035	0	(1,416,035)	0
Intercorporate loan	770,000	0	0	(770,000)	0
Deposits and other assets	19,281	1,356	7,416	0	28,053
Prepaid income taxes	0	0	23,769	0	23,769
Property and equipment, net	0	1,990	161,480	0	163,470
Leasehold Land	0	0	90,623	0	90,623
Deferred tax assets	0	10,537	17,141	0	27,678
Goodwill	0	656	512,433	0	513,089
Intangible assets, net	0	263	152,588	0	152,851

Total assets	$1,275,335	$1,265,776	$1,729,536	$(2,371,409)	$1,899,238

LIABILITIES, REDEEMABLE NON CONTROLLING INTEREST, PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$0	$25,953	$9,825	$(29,069)	$6,709
Line of credit	0	5,000	52,000	0	57,000
Term loan	0	17,500	0	0	17,500
Accrued payroll and related costs	0	16,063	38,138	0	54,201
Other accrued liabilities	28,875	22,147	46,082	0	97,104
Accrued income taxes	0	0	775	0	775
Foreign exchange derivative contracts	0	0	9,401	0	9,401
Deferred revenue	0	4,135	12,482	0	16,617
Payable to group companies	0	96,016	2,476	(98,492)	0

Total current liabilities	28,875	186,814	171,179	(127,561)	259,307
Other long-term liabilities	0	774,000	6,495	(776,298)	4,197
Senior notes	770,000	0	0	0	770,000
Term loans	0	52,500	225,500	0	278,000
Foreign Exchange derivative contracts	0	0	0	0	0
Accrued income taxes	0	820	23,131	0	23,951
Deferred tax liabilities	0	0	61,354	0	61,354

Total liabilities	798,875	1,014,134	487,659	(903,859)	1,396,809

Redeemable non controlling interest	0	0	39,555	0	39,555
Series B Preferred stock	370,908	0	0	0	370,908
iGATE Corporation shareholders’ equity
Common shares	583	330,000	53,322	(383,322)	583
Common shares held in treasury, at cost	(14,714)	0	0	0	(14,714)
Additional paid-in capital	196,301	811	1,068,213	(1,084,228)	181,097
Retained earnings	(76,618)	(79,266)	303,500	0	147,616
Accumulated other comprehensive loss	0	97	(222,713)	0	(222,616)

Total iGATE Corporation shareholder’s equity	105,552	251,642	1,202,322	(1,467,550)	91,966

Non controlling interest	0	0	0	0	0
Total liabilities, redeemable non controlling interest, preferred stock and shareholders’ equity	$1,275,335	$1,265,776	$1,729,536	$(2,371,409)	$1,899,238

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2011

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$0	$7,384	$68,056	$0	$75,440
Restricted cash	0	0	0	0	0
Short-term investments	0	0	354,528	0	354,528
Accounts receivable, net	0	15,197	158,350	(836)	172,711
Unbilled revenues	0	3,364	42,149	(290)	45,223
Prepaid expenses and other current assets	5,808	610	12,334	0	18,752
Prepaid income taxes	0	0	8,341	0	8,341
Deferred tax assets	0	0	20,574	0	20,574
Foreign exchange derivative contracts	0	0	277	0	277
Receivable from Mastech	0	0	187	0	187
Receivable from group companies	121,004	0	0	(121,004)	0

Total current assets	126,812	26,555	664,796	(122,130)	696,033
Investment in subsidiaries	330,000	1,052,660	1,263,841	(2,646,501)	0
Intercorporate loan	770,000	0	0	(770,000)	0
Deposits and other assets	23,993	17	8,092	0	32,102
Prepaid income taxes	0	0	18,481	0	18,481
Property and equipment, net	0	471	175,201	0	175,672
Lease hold Land	0	0	90,339	0	90,339
Deferred tax assets	0	0	30,456	0	30,456
Goodwill	0	1,026	510,184	(150)	511,060
Intangible assets, net	0	0	160,706	0	160,706

Total assets	$1,250,805	$1,080,729	$2,922,096	$(3,538,781)	$1,714,849

LIABILITIES, REDEEMABLE NON CONTROLLING INTEREST, PREFERRED STOCK AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable	$0	$100	$7,757	$0	$7,857
Line of credit	0	5,000	52,000	0	57,000
Term loan	0	0	0	0	0
Accrued payroll and related costs	0	10,349	61,564	0	71,913
Other accrued liabilities	11,550	5,494	60,944	0	77,988
Accrued income taxes	0	2,506	1,487	0	3,993
Foreign exchange derivative contracts	0	0	12,471	0	12,471
Deferred revenue	0	1,607	20,805	0	22,412
Payable to group companies	0	17,763	104,368	(122,131)	0

Total current liabilities	11,550	42,819	321,396	(122,131)	253,634
Other long-term liabilities	0	770,000	4,610	(770,000)	4,610
Senior notes	770,000	0	0	0	770,000
Term loans	0	0	0	0	0
Foreign exchange derivative contracts	0	0	6,739	0	6,739
Accrued income taxes	0	0	17,672	0	17,672
Deferred tax liabilities	0	0	58,992	0	58,992

Total liabilities	781,550	812,819	409,409	(892,131)	1,111,647

Redeemable non controlling interest	0	0	0	0	0
Series B Preferred stock	349,023	0	0	0	349,023
iGATE Corporation Shareholders’ equity
Common shares	576	330,000	58,700	(388,699)	577
Common shares held in treasury, at cost	(14,714)	0	0	0	(14,714)
Additional paid-in capital	184,843	794	2,512,196	(2,496,552)	201,281
Retained earnings	(50,473)	(62,980)	226,532	(8,586)	104,493
Accumulated other comprehensive loss	0	96	(284,741)	70,004	(214,641)

Total iGATE Corporation shareholder’s equity	120,232	267,910	2,512,687	(2,823,833)	76,996

Non controlling interest	0	0	0	177,183	177,183

Total liabilities, redeemable non controlling interest, preferred stock and shareholders’ equity	$1,250,805	$1,080,729	$2,922,096	$(3,538,781)	$1,714,849

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THREE MONTHS ENDED SEPTEMBER 30, 2012

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues	$0	$93,739	$207,427	$(30,076)	$271,090
Cost of revenues (exclusive of depreciation and amortization)	0	68,549	124,796	(30,076)	163,269

Gross margin	0	25,190	82,631	0	107,821
Selling, general and administrative expense	0	5,646	38,418	0	44,064
Depreciation and amortization	0	100	9,927	0	10,027

Income from operations	0	19,444	34,286	0	53,730
Interest expense	(18,795)	(177)	(3,022)	0	(21,994)
Foreign exchange gain (loss), net	0	121	(3,884)	0	(3,763)
Equity in loss in affiliated company	0	0	0	0	0
Other income (expense), net	17,325	(17,323)	8,813	0	8,815

Income before income taxes	(1,470)	2,065	36,193	0	36,788
Income tax expense (benefit)	0	(978)	9,473	0	8,495

Net income (loss)	(1,470)	3,043	26,720	0	28,293
Non controlling interest	0	0	0	0	0

Net income attributable to iGATE Corporation	(1,470)	3,043	26,720	0	28,293
Accretion to preferred stock	103	0	0	0	103
Preferred dividend	7,419	0	0	0	7,419

Net income attributable to iGATE common shareholders	$(8,992)	3,043	26,720	0	20,771

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THREE MONTHS ENDED SEPTEMBER 30, 2011

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues	$0	$21,827	$255,688	$(11,791)	$265,724
Cost of revenues (exclusive of depreciation and amortization)	0	14,789	164,567	(11,791)	167,565

Gross margin	0	7,038	91,121	0	98,159
Selling, general and administrative expense	0	244	46,501	0	46,745
Depreciation and amortization	0	42	13,625	0	13,667

Income from operations	0	6,752	30,995	0	37,747
Interest expense	(18,996)	(29,429)	(550)	29,429	(19,546)
Foreign exchange gain (loss), net	0	0	(7,874)	0	(7,874)
Equity in loss in affiliated company	0	0	(62)	0	(62)
Other income (expense), net	29,429	21	4,124	(29,429)	4,145

Income before income taxes	10,433	(22,656)	26,633	0	14,410
Income tax expense (benefit)	0	(3,059)	266	0	(2,793)

Net income (loss)	10,433	(19,597)	26,367	0	17,203
Non controlling interest	0	0	2,950	0	2,950

Net income attributable to iGATE Corporation	10,433	(19,597)	23,417	0	14,253
Accretion to preferred stock	84	0	0	0	84
Preferred dividend	6,769	0	0	0	6,769

Net income attributable to iGATE common shareholders	$3,580	$(19,597)	$23,417	$0	$7,400

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR NINE MONTHS ENDED SEPTEMBER 30, 2012

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues	$0	$196,451	$700,736	$(94,839)	$802,348
Cost of revenues (exclusive of depreciation and amortization)	0	136,796	446,423	(94,839)	488,380

Gross margin	0	59,655	254,313	0	313,968
Selling, general and administrative expense	0	4,117	123,231	0	127,348
Depreciation and amortization	0	187	36,570	0	36,757

Income from operations	0	55,351	94,512	0	149,863
Interest expense	(56,235)	(260)	(5,654)	0	(62,149)
Foreign exchange gain (loss), net	0	105	(18,303)	0	(18,198)
Equity in loss in affiliated company	0	0	0	0	0
Other income (expense), net	51,975	(51,973)	23,973	0	23,975

Income before income taxes	(4,260)	3,223	94,528	0	93,491
Income tax expense (benefit)	0	(1,700)	25,707	0	24,007

Net income (loss)	(4,260)	4,923	68,821	0	69,484
Non controlling interest	0	0	4,476	0	4,476

Net income attributable to iGATE Corporation	(4,260)	4,923	64,345	0	65,008
Accretion to preferred stock	295	0	0	0	295
Preferred dividend	21,590	0	0	0	21,590

Net income attributable to iGATE common shareholders	$(26,145)	$4,923	$64,345	0	$43,123

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR NINE MONTHS ENDED SEPTEMBER 30, 2011

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues	$0	$58,863	$486,247	$(33,171)	$511,939
Cost of revenues (exclusive of depreciation and amortization)	0	43,630	313,104	(33,171)	323,563

Gross margin	0	15,233	173,143	0	188,376
Selling, general and administrative expense	0	13,680	95,235	0	108,915
Depreciation and amortization	0	109	24,923	0	25,032

Income from operations	0	1,444	52,985	0	54,429
Interest expense	(31,738)	(29,429)	(1,096)	29,429	(32,834)
Foreign exchange gain (loss), net	0	(4)	16,850		16,846
Equity in loss in affiliated company	0	0	(52)	0	(52)
Other income (expense), net	29,429	43	8,510	(29,429)	8,553

Income before income taxes	(2,309)	(27,946)	77,197	0	46,942
Income tax expense (benefit)	0	1,473	5,841	0	7,314

Net income (loss)	(2,309)	(29,419)	71,356	0	39,628
Non controlling interest	0	0	3,437	0	3,437

Net income attributable to iGATE Corporation	(2,309)	(29,419)	67,919	0	36,191
Accretion to preferred stock	214	0	0	0	214
Preferred dividend	15,131	0	0	0	15,131

Net income attributable to iGATE common shareholders	$(17,654)	$(29,419)	$67,919	$0	$20,846

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THREE MONTHS ENDED SEPTEMBER 30, 2012

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net Income (loss) attributable to iGATE common shareholders	$(8,992)	$3,043	$26,720	$0	$20,771
Non controlling interest	0	0	0	0	0
Other comprehensive income:
Unrealized gain on marketable securities	0	0	295	0	295
Unrecognized actuarial gain (loss) on pension liability	0	0	(24)	0	(24)
Change in fair value of cash flow hedges	0	0	13,084	0	13,084
Gain (loss) on foreign currency translation	0	0	72,862	0	72,862

Total comprehensive income (loss)	(8,992)	3,043	112,937	0	106,988
Less: Total comprehensive income (loss) attributable to non controlling interest	0	0	0	0	0

Total comprehensive income (loss) attributable to iGATE common shareholders	$(8,992)	$3,043	$112,937	$0	$106,988

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THREE MONTHS ENDED SEPTEMBER 30, 2011

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net Income (loss) attributable to iGATE common shareholders	$3,580	$(19,597)	$23,417	$0	$7,400
Non controlling interest	0	0	2,950	0	2,950
Other comprehensive income:
Unrealized gain on marketable securities	0	0	2,135	0	2,135
Unrecognized actuarial gain (loss) on pension liability	0	0	(115)	0	(115)
Change in fair value of cash flow hedges	0	0	(8,443)	0	(8,443)
Gain (loss) on foreign currency translation	0	(107)	(132,728)	0	(132,835)

Total comprehensive income (loss)	3,580	(19,704)	(112,784)	0	(128,908)
Less: Total comprehensive income (loss) attributable to non controlling interest	0	0	(20,134)	0	(20,134)

Total comprehensive income (loss) attributable to iGATE common shareholders	$3,580	$(19,704)	$(92,650)	$0	$(108,774)

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR NINE MONTHS ENDED SEPTEMBER 30, 2012

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net Income (loss) attributable to iGATE common shareholders	$(26,145)	$4,923	$64,345	$0	$43,123
Non controlling interest	0	0	4,476	0	4,476
Other comprehensive income:
Unrealized gain on marketable securities	0	0	1,761	0	1,761
Unrecognized actuarial gain (loss) on pension liability	0	0	(290)	0	(290)
Change in fair value of cash flow hedges	0	0	22,438	0	22,438
Gain (loss) on foreign currency translation	0	0	11,395	0	11,395

Total comprehensive income (loss)	(26,145)	4,923	104,125	0	82,903
Less: Total comprehensive income (loss) attributable to non controlling interest	0	0	4,476	0	4,476

Total comprehensive income (loss) attributable to iGATE common shareholders	$(26,145)	$4,923	$99,649	$0	$78,427

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR NINE MONTHS ENDED SEPTEMBER 30, 2011

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net Income (loss) attributable to iGATE common shareholders	$(17,654)	$(29,419)	$67,919	$0	$20,846
Non controlling interest	0	0	3,437	0	3,437
Other comprehensive income:
Unrealized gain on marketable securities	0	0	2,436	0	2,436
Unrecognized actuarial gain (loss) on pension liability	0	0	130	0	130
Change in fair value of cash flow hedges	0	0	(7,557)	0	(7,557)
Gain (loss) on foreign currency translation	0	35	(128,841)	0	(128,806)

Total comprehensive income (loss) income	(17,654)	(29,384)	(62,476)	$0	(109,514)
Less: Total comprehensive income (loss) attributable to non controlling interest	0	0	(18,750)	0	(18,750)

Total comprehensive income (loss) attributable to iGATE common shareholders	$(17,654)	$(29,384)	$(43,726)	$0	$(90,764)

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR NINE MONTHS ENDED SEPTEMBER 30, 2012

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net income	$(4,260)	$4,923	$68,821	$0	$69,484
Adjustments to reconcile net income to cash provided by operating activities:

Depreciation and amortization	0	187	36,570	0	36,757
Stock based compensation	0	3,284	5,986	0	9,270
Write off of software implementation costs	0	0	0	0	0
Provision for lease termination	0	0	0	0	0
Realized gain on investments	0	0	(17,069)	0	(17,069)
Equity loss on investment in affiliate	0	0	0	0	0
Loss on investment in affiliate	0	0	551	0	551
Deferred gain (loss) on settled derivatives	0	0	19,344	0	19,344
Provision for doubtful debts	0	101	579	0	680
Deferred income taxes	0	(1,715)	(8,575)	0	(10,290)
Amortization of debt issuance costs	4,260	0	550	0	4,810
Loss (gain) on sale of property and equipment	0	0	32	0	32
Deferred rent	0	0	(88)	0	(88)
Tax benefits related to stock option exercises	0	(318)	0	0	(318)
Working capital items:
Accounts receivable and unbilled revenues	0	(55,154)	22,456	0	(32,698)
Intercorporate current account	(29,107)	75,556	(46,449)	0	0
Prepaid expenses and other current assets	0	(1,981)	(17,765)	0	(19,746)
Accounts payable	0	6,714	3,650	0	10,364
Accrued and other liabilities	17,325	(7,910)	(19,077)	0	(9,662)
Deferred revenue	0	380	(6,454)	0	(6,074)

Net cash flows provided by (used in) operating activities	(11,782)	24,067	43,062	0	55,347

Cash Flows From Investing Activities:
Purchase of property and equipment	0	(367)	(13,063)	0	(13,430)
Proceeds from sale of property and equipment	0	0	27	0	27
Purchase of available-for-sale investments	0	0	(1,528,008)	0	(1,528,008)
Proceeds from maturities and sale of available-for-sale investments	0	0	1,438,195	0	1,438,195
Restricted cash	0	0	(11,400)	0	(11,400)
Receipts for (payments for) lease deposit	0	0	2,663	0	2,663
Intercorporate loan	0	(76,365)	76,365	0	0
Payment for investment in subsidiary	0	0	(224,009)	0	(224,009)

Net cash flows provided by (used in) investing activities	0	(76,732)	(259,230)	0	(335,962)

Cash Flows From Financing Activities:
Payments on capital lease obligations	0	(831)	416	0	(415)
Proceeds from line of credit and term loans	0	70,000	225,500	0	295,500
Proceeds from sale of preferred stock, net of issuance costs	0	0	0	0	0
Payment of delisting related financing costs	0	0	(3,263)	0	(3,263)
Proceeds from senior notes	0	0	0	0	0
Payment of debt issuance cost	0	0	0	0	0
Purchase of subsidiary’s stock	0	0	0	0	0
Proceeds from issuance of stock	0	0	0	0	0
Proceeds from exercise of stock options	11,464	0	(4,233)	0	7,231
Tax benefits related to stock option exercises	318	0	0	0	318
Intercorporate loan	0	0	0	0	0

Net cash flows provided by ( used in) financing activities	11,782	69,169	218,420	0	299,371

Effect of currency translation	0	0	3,512	0	3,512

Net change in cash and cash equivalents	0	16,504	5,764	0	22,268
Cash and cash equivalents, beginning of period	0	7,384	68,056	0	75,440

Cash and cash equivalents, end of period	$0	$23,888	$73,820	$0	$97,708

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR NINE MONTHS ENDED SEPTEMBER 30, 2011

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net income	$(2,309)	$(29,419)	$71,356	$0	$39,628
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	0	109	24,923	0	25,032
Stock based compensation	0	2,364	6,504	0	8,868
Write off of software implementation costs	0	0	1,196	0	1,196
Provision for lease termination	0	0	446	0	446
Realized gain on investments	0	0	(2,034)	0	(2,034)
Equity loss on investment in affiliate	0	0	52	0	52
Loss on investment in affiliate	0	0	0	0	0
Deferred gain (loss) on settled derivatives	0	0	(5,730)	0	(5,730)
Provision for doubtful debts	0	20	433	0	453
Deferred income taxes	0	0	(11,518)	0	(11,518)
Amortization of debt issuance costs	2,309	0	0	0	2,309
Loss (gain) on sale of property and equipment	0	0	(24)	0	(24)
Deferred rent	0	0	50	0	50
Tax benefits related to stock option exercises	0	0	(830)	0	(830)
Working capital items:
Accounts receivable and unbilled revenue	0	(5,713)	(17,624)	1,870	(21,467)
Intercorporate current account	6,740	2,062	(8,802)	0	0
Prepaid expenses and other current assets	0	(137)	(8,091)	(1,616)	(9,844)
Accounts payable	0	400	4,106	(254)	4,252
Accrued and other liabilities	29,435	3,592	(3,440)	0	29,587
Deferred revenue	0	1	62	0	63

Net cash flows provided by (used in) operating activities	$36,175	$(26,721)	$51,035	$0	$60,489

Cash Flows From Investing Activities:
Purchase of property and equipment	0	(385)	(12,561)	0	(12,946)
Proceeds from sale of property and equipment	0	0	205	0	205
Purchase of available-for-sale investments	0	0	(370,455)	0	(370,455)
Proceeds from maturities and sale of available-for-sale investments	0	0	391,928	0	391,928
Restricted cash	0	0	0	0	0
Receipts from (payments for) lease deposits	0	(14)	2,178	0	2,164
Intercorporate loan	(770,000)	(1,007,000)	0	1,777,000	0
Payment for investment in subsidiary	(330,000)	(50,000)	(1,168,404)	380,000	(1,168,404)

Net cash flows provided by (used in) investing activities	$(1,100,000)	$(1,057,399)	$(1,157,109)	$2,157,000	$(1,157,508)

Cash Flows From Financing Activities:
Payments on capital lease obligations	0	0	(303)	0	(303)
Proceeds from line of credit and term loans	0	0	52,000	0	52,000
Proceeds from sale of preferred stock, net of issuance costs	326,572	0	0	0	326,572
Payment of delisting related financing costs	0	0	0	0	0
Proceeds from senior notes	770,000	0	0	0	770,000
Payment of debt issuance costs	(33,456)	0	0	0	(33,456)
Purchase of subsidiary’s stock	0	(8)	0	0	(8)
Proceeds from issuance of stock	0	330,000	50,000	(380,000)	0
Proceeds from exercise of stock options	709	0	423	0	1,132
Tax benefits related to stock option exercises	0	0	830	0	830
Intercorporate loan	0	770,000	1,007,000	(1,777,000)	0

Net cash flows provided by (used in) financing activities	$1,063,825	$1,099,992	$1,109,950	$(2,157,000)	$1,116,767

Effect of currency translation	0	35	(2,751)	0	(2,716)

Net change in cash and cash equivalents	0	15,907	1,125	0	17,032
Cash and cash equivalents, beginning of period	0	6,198	61,726	0	67,924

Cash and cash equivalents, end of period	$0	$22,105	$62,851	0	$84,956

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

20.	Commitments and contingencies

Capital commitments

As of September 30, 2012, the Company has open purchase orders totaling $9.8 million to purchase property and equipment.

Bank guarantees

As of September 30, 2012, guarantees and letters of credit provided by banks on behalf of the Company’s subsidiaries, to customs authorities and vendors for capital procurements aggregated to $2.3 million. These guarantees and letters of credit have a remaining term of approximately one to three years.

The Company also took bank guarantee of $31.1 million to purchase the additional shares of Patni. (See Note 6)

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

Contingencies

As of September 30, 2012, the Company has open tax demands of $92.1 million for relevant assessment years 2004-05, 2005-06, 2006-07, 2007-08 and 2008-09. The assessment orders demand is raised mainly on account of disallowance of certain benefits under section 10A of the Indian Income Tax Act and transfer pricing adjustment on account of interest on delayed recoveries from associated enterprises and BPO operations. Although the Company has paid an amount of $11.5 million in relation to these demands, which are pending at various levels of appeals, management considers these disallowances as not tenable against the Company, and therefore no provision for tax contingencies has been established related to unpaid amounts.

In December 2011, the Indian income tax authorities has issued a draft assessment order for Assessment Year 2008-09 disallowing the tax benefits under section 10A of the Indian Income Tax Act as per the earlier assessments, as well as making a transfer pricing adjustment for delayed recoveries from the associated enterprises. The Company has filed the objections against the draft order before the Dispute Resolution Panel (“DRP”) newly set up under the Indian Income Tax Act. The DRP order was received in the month of September 2012 confirming the stand adopted by the assessing officer. Management considers these disallowances as not tenable against the Company, and therefore no provision for this tax contingency has been established.

The Company is involved in lawsuits and claims which arise in the ordinary course of business. Management believes that the ultimate outcome of these matters will not have a material adverse impact on its financial position, results of operations and cash flows.

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

In July 2012, the FASB issued ASU No. 2012-02-“Intangibles–Goodwill and Others- Testing Indefinite-Lived Intangible Assets for Impairment”, which is intended to reduce the cost and complexity of the annual impairment test for indefinite-lived intangible assets other than goodwill, by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. An entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The Company is currently evaluating whether or not to take the option available in the ASU.

22.	Recently Adopted Accounting Pronouncements

In September 2011, the FASB issued ASU No. 2011-05–Comprehensive Income, which eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. Instead, an entity is required to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. The ASU was effective for fiscal years beginning after December 15, 2011. In 2012, the Company has adopted to present comprehensive income in a separate statement.

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

Unless otherwise indicated or the context otherwise requires, all references in this report to “iGATE”, the “Company”, “us”, “our”, or “we” are to iGATE Corporation, a Pennsylvania corporation, and its consolidated subsidiaries. Unless otherwise indicated or the context otherwise requires, all references in this report to “Patni” are to iGATE Computer Systems Limited, formerly known as Patni Computer Systems Limited, a majority-owned subsidiary of iGATE. iGATE Corporation, through its operating subsidiaries, is a worldwide provider of Information Technology (“IT”) and IT-enabled operations offshore outsourcing services to large and medium-sized organizations. These services include client/server design and development, conversion/migration services, offshore outsourcing, enterprise resource planning (“ERP”) package implementation and integration services, business and technology consulting, quality, assurance and engineering services, software development and applications maintenance outsourcing.

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

We believe our innovative approach of integrating IT and IT-enabled operations and our ability to leverage a global delivery model provide our clients with clearly differentiated and demonstrated value. We employ an offshore/nearshore delivery model with 27,543 employees and 27 offices worldwide. Our global delivery model leverages both onsite delivery and comprehensive offshore services, depending upon a client’s location and preferences. We target large and medium-sized organizations across a diverse set of industries, including financial services, insurance, manufacturing, retail, healthcare and media and entertainment.

We were founded in 1986 and our principal executive office is located in Fremont, California. We have operations in India, Canada, the United States, Europe, Mexico, Singapore, Malaysia, Japan, Australia, the United Arab Emirates, South Africa, Turkey, South Korea, China, Switzerland and the United Kingdom.

A majority of our clients have headquarters in North America and operate internationally. iGATE has 27,543 employees as of September 30, 2012.

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

We service customers in a wide range of industries. Our largest customer is General Electric Company (“GE”) which accounted for approximately 13% and 11% of revenues for the nine months ended September 30, 2012 and 2011, respectively. Our second largest customer, Royal Bank of Canada (“RBC”), accounted for approximately 10% and 17% of revenues for the nine months ended September 30, 2012 and 2011, respectively. iGATE is a Global Preferred Partner of RBC.

Recent Developments

Delisting of Patni American Depository Shares (“ADSs”) from the New York Stock Exchange (the “NYSE”)

The ADSs were delisted from the NYSE after the close of trading on September 28, 2012 and are tradable on the U.S. over-the-counter market beginning on October 1, 2012. Patni filed Form 15, deregistering the ADSs from the SEC’s reporting requirements on October 1, 2012, which is automatically effective 90 days later subject to the SEC’s queries, if any.

Merger of Patni with iGATE Global Solutions Limited

On October 11, 2012, the Company’s Board of Directors approved a plan where it was decided to merge Patni with iGATE Global Solutions Limited (“iGATE Global”), The merger scheme was further approved by the Board of Directors of Patni and iGATE Global on October 26, 2012 and was subsequently filed with the High Court of Judicature at Mumbai on October 29, 2012. Pursuant to the merger, the shareholders of Patni shall receive 5 (five) equity shares of the face value of Rs 10/- (Rupees Ten) each (credited as fully paid up) of iGATE Global for 22 (twenty two) equity shares of the face value of Rs 2/- (Rupees Two) each (credited as fully paid-up) held by such shareholder or his/her/its respective legal heirs, executors or successors in Patni. Patni expects to terminate the ADR program and the ADRs issued by it will be converted into underlying shares of Patni or liquidated for cash pursuant to the terms of the deposit agreement entered into amongst Patni, the Bank of New York and the owners and holders of ADRs prior to the merger becoming effective. The merger is subject to the receipt of various approvals including from the shareholders and creditors of both companies, the High Court of Judicature at Mumbai and the Competition Commission of India.

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

In July 2012, the FASB issued ASU No. 2012-02-“Intangibles–Goodwill and Others- Testing Indefinite-Lived Intangible Assets for Impairment”, which is intended to reduce the cost and complexity of the annual impairment test for indefinite-lived intangible assets other than goodwill, by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. An entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The Company is currently evaluating whether or not to take the option available in the ASU.

Results of Operations

Following the delisting of Patni from the Indian Stock Exchanges in May 2012, the Company’s Chief Executive Officer, who is the chief decision making officer, determined that the business will be operated and managed as a single segment.

Results of Operations for the Three Months Ended September 30, 2012 as Compared to the Three Months Ended September 30, 2011 (in thousands):

	Three Months Ended September 30,
	2012		2011		% change of Amount from comparable period
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$271,090	100.0%	$265,724	100.0%	2.0%
Cost of revenues (a)	163,269	60.2	167,565	63.1	(2.6)

Gross margin	107,821	39.8	98,159	36.9	9.8
Selling, general and administrative	44,064	16.3	46,745	17.6	(5.7)
Depreciation and amortization	10,027	3.7	13,667	5.1	(26.6)

Income from operations	53,730	19.8	37,747	14.2	42.3
Interest expense	(21,994)	(8.1)	(19,546)	(7.4)	12.5
Foreign exchange loss, net	(3,763)	(1.4)	(7,874)	(3.0)	(52.2)
Equity in loss in affiliated company	—	—	(62)	(b )	(c )
Other income	8,815	3.3	4,145	1.6	112.7

Income before income taxes	36,788	13.6	14,410	5.4	155.3
Income tax expense	8,495	3.1	(2,793)	(1.1)	(d )

Net income	28,293	10.5	17,203	6.5	64.5
Non-controlling interest	—	—	2,950	1.1	(c )

Net income attributable to iGATE	28,293	10.5	14,253	5.4	98.5
Accretion to preferred stock	103	(b )	84	(b )	9.6
Preferred dividend	7,419	2.7	6,769	2.6	22.6

Net income attributable to iGATE common shareholders	$20,771	7.8%	$7,400	2.8%	180.7%

(a)	Cost of revenues is exclusive of depreciation and amortization.

(b)	The percent is insignificant.

(c)	As there is no amount in the current period, the percent change from comparable period is not computed.

(d)	As the effective tax rate is a better comparable measure, the percent change from comparable period is not computed.

Revenues

Revenues for the three months ended September 30, 2012 increased by 2%, as compared to the three months ended September 30, 2011. Our revenue increase for this period is directly attributable to the combination of increased business with new customers and recurring customers but was partly offset by the discontinuation of business with some of our existing customers. Revenues increased due to addition of new customers by 2.1% and increased business with our recurring customers by 1.6%, which were partly offset by the discontinuation of business with some of our existing customers by 1.7% for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011.

Our top five customers accounted for 38% and 37% of our revenues for the three months ended September 30, 2012 and 2011, respectively. The strengthening of USD during the three months ended September 30, 2012 as compared to the corresponding period in the previous year, against EUROs, GBP and INR adversely impacted our revenues by 0.6% .

Gross margin

The gross margin as a percentage of revenues (“Gross Margin Percentage”) was 39.8% for the three months ended September 30, 2012, as compared to 36.9% for the three months ended September 30, 2011. The increase in the Gross Margin Percentage was primarily due to favorable movement of USD against INR during the current period as compared to the three months ended September 30, 2011 that resulted in a lower cost of revenues in dollar terms yielding a higher gross margin by 4.5% which was partly offset by adverse impact of currency movement on revenues by 0.6%, increase in salaries due to an increase in the number of employees.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) include all costs that are not directly associated with revenue-generating activities. SG&A expenses include employee costs, corporate costs and facilities costs. Employee costs include selling, marketing and administrative salaries and related employee benefits, travel, recruiting and training costs. Corporate costs include costs such as delisting and reorganization costs, legal, accounting and outside consulting fees. Facilities costs primarily include rent and communications costs.

SG&A costs for the three months ended September 30, 2012 were 16.3% of revenues, as compared to 17.6% of revenues for the three months ended September 30, 2011. SG&A costs for the three months ended September 30, 2012 decreased by $2.7 million as compared to the three months ended September 30, 2011. Net employee cost decreased by $4.0 million for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, mainly due to a decrease in salaries, overhead and benefits of $4.8 million and staff welfare expense by $0.6 million which were partly offset by an increase in travel expense and related costs of $1.4 million. The decrease in salaries was mainly due to decrease in average headcount by 111 and the lower bonus provision by $2.0 million and lower employee stock based compensation cost provision by $0.9 million for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. Net corporate cost increased by $0.3 million for the three months ended September 30, 2012 mainly due to the increase in marketing expenses by $0.7 million, reorganization expenses by $0.7 million, delisting costs by $0.3 million, outside professional services by $0.3 million, which were partly offset by decrease in integration expenses by $0.5 million, legal expenses by $0.5 million and public costs by $0.7 million. Net facilities costs increased by $1.0 million for the three months ended September 30, 2012, due to an increase in communication related expenses by $0.8 million and insurance and maintenance costs by $0.7 million which were partly offset by decrease in electricity charges by $0.4 million and rent by $0.1 million.

The currency movements in the foreign exchange market favorably impacted our SG&A costs by 1.4% for the three months ended September 30, 2012 as compared to three months ended September 30, 2011.

Depreciation and amortization costs

Depreciation and amortization cost for the three months ended September 30, 2012 were 3.7% of revenue, as compared to 5.1% of revenue for the three months ended September 30, 2011 representing a decrease of $3.6 million. The decrease in absolute terms is mainly due to one year schedule of certain depreciable assets attributable to Patni Acquisition which was fully depreciated in the second quarter of 2012.

Operating income

Operating income percentage was 19.8% for the three months ended September 30, 2012 as compared to 14.2% for the three months ended September 30, 2011. The increase in operating income percentage was mainly due to the increased gross margin and reduction in selling, general and administration expenses and depreciation and amortization.

Interest expense

Interest expenses were 8.1% of revenues for the three months ended September 30, 2012, as compared to 7.4% for the three months ended September 30, 2011. We issued 9% senior notes on April 29, 2011 and recorded interest expense of $17.3 million for the three months ended September 30, 2012, as compared to $17.4 million for the three months ended September 30, 2011. We also amortized the debt issuance costs of $1.5 million for each of the three months ended September 30, 2012 and 2011. The interest expense recorded on our $352.5 million line of credit and term loan amounted to $2.2 million for the three months ended September 30, 2012 as compared to $0.2 million on our line of credit of $52 million for the three months ended September 30, 2011.

Foreign exchange (loss) gain, net

Foreign exchange loss was $3.8 million for the three months ended September 30, 2012 as compared to loss of $7.9 million for the three months ended September 30, 2011.

The Company recognized foreign currency gain of $2.2 million on all derivative contracts for the three months ended September 30, 2012, as compared to an unfavorable foreign currency movement resulting in the loss of $13.1 million for the three months ended September 30, 2011.

We also recognized a foreign currency gain of $0.1 million on remeasurement of escrow account balance, foreign currency gain of $3.5 million on remeasurement of packing credit facility borrowed under our line of credit, foreign currency loss of $7.5 million related to other monetary and non monetary assets and liabilities and foreign currency loss of $2.1 million on remeasurement of the redeemable non controlling interest for the three months ended September 30, 2012, as compared to a loss of $4.4 million on remeasurement of packing credit facility borrowed under our line of credit and $9.6 million of gain related to other monetary and non monetary assets and liabilities for the three months ended September 30, 2011, respectively.

Other income, net

Our investment income for the three months ended September 30, 2012 totaled $8.6 million, as compared to $3.7 million for the three months ended September 30, 2011. The investments increased by $103 million as of September 30, 2012 as compared to the investments as of September 30, 2011. A sizable part of investments in 2011 were in dividend yielding mutual funds whereas in 2012 the investments were mainly in growth plans of mutual funds and certificates of deposits. The higher level of investments, switch from dividend yielding mutual funds to growth plans of mutual funds and investments in high yield certificate of deposits primarily contributed to the increase in investment income.

Interest refund from tax authorities amounted to $0.1 million for the three months ended September 30, 2012.

Income taxes

Our ETR was 23.1% and (19.4) % during the three months ended September 30, 2012 and 2011, respectively.

The negative reported ETR during the three months ended September 30, 2011 was mainly due to deferred tax benefit of $3.9 million and $1.2 million relating to net operating losses brought forward from prior years and foreign tax credit, respectively. The ETR excluding the above items (“normalized ETR”) will be 16.0% for the three months ended September 30, 2011.

The estimated annual ETR takes into account the tax of approximately $7.4 million due to the deemed repatriation of Patni India’s profits during the period.

Subsequent to the acquisition of iAI by iTI in August 2012 iAI is now be included with iTI while filing the consolidated return. Filing of the consolidated return is considered a change in the tax strategy to realize deferred tax asset in a tax effective manner and resulting in an assessment that the deferred tax asset will more-likely-than-not be realized prior to their expiration as a result of increase in future taxable income. The Company anticipates generating such taxable income due to a substantial number of new contracts being entered into the entities included in the new consolidated group for tax return purposes. As a result of this tax planning strategy, we have released $4.0 million of the deferred tax asset valuation allowance relating to iTI existing as of December 31, 2011. The valuation allowance related to the deferred tax assets on temporary differences of iTI where it was more likely than not that all or some portion of the asset will not be realized due to the inability to generate sufficient taxable income in the period and/or of the character necessary to utilize the benefit of the deferred tax asset as on December 31, 2011. The release as stated above, was triggered as a result of the acquisition of iAI by iTI in August 2012.

The impact of the above items and additional taxes in iTI Canada during the three months ended September 30, 2012 increased the ETR by approximately 7.1% over prior period’s normalized ETR of 16.0% resulting in an ETR of 23.1%.

Non-controlling interest

For the three months ended September 30, 2011, we recorded $3 million share of profits of non-controlling interest in Patni representing 17.88% share of net income of $16.5 million of Patni.

On March 14, 2012, Pan-Asia along with iGATE Global and iGATE issued a public announcement regarding the proposed acquisition of the remaining 15.82% of Patni’s outstanding share capital (excluding ADSs) from Patni’s public shareholders and the delisting of the fully paid-up equity shares of Patni having a face value of INR 2 each in accordance with Regulation 10 of the Securities and Exchange Board of India (Delisting of Equity Shares) Regulations, 2009. As of September 30, 2012, the Company purchased 22.5 million shares of Patni’s outstanding shares and recorded a redeemable non controlling interest liability for the balance of 4.0 million shares amounting to $39.6 million, valued at an exit price of INR 520 per share. The redeemable non controlling interest holders are not entitled to any share of Patni profits.

Preferred dividend

On February 1, 2011, pursuant to the securities purchase agreement with Viscaria Limited dated January 10, 2011, we issued 210,000 shares of Series B Preferred Stock for a consideration of $210 million and an additional 120,000 shares were issued on May 9, 2011 for a consideration of $120 million. We have accrued for cumulative dividends of $7.4 million at a rate of 8.00% per annum, compounded quarterly, for the three months ended September 30, 2012 as compared to $6.8 million for the three months ended September 30, 2011.

Results of Operations for the Nine Months Ended September 30, 2012 as Compared to the Nine Months Ended September 30, 2011 (in thousands):

	Nine Months Ended September 30,
	2012		2011		% change of Amount from comparable period
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$802,348	100.0%	$511,939	100.0%	56.7%
Cost of revenues (a)	488,380	60.9	323,563	63.2	50.9

Gross margin	313,968	39.1	188,376	36.8	66.7
Selling, general and administrative	127,348	15.9	108,915	21.3	16.9
Depreciation and amortization	36,757	4.5	25,032	4.9	46.8

Income from operations	149,863	18.7	54,429	10.6	175.3
Interest expense	(62,149)	(7.7)	(32,834)	(6.4)	89.3
Foreign exchange (loss) gain, net	(18,198)	(2.3)	16,846	3.3	(208.0)
Equity in income of affiliated company	—	—	(52)	(b )	(c )
Other income	23,975	3.0	8,553	1.7	180.3

Income before income taxes	93,491	11.7	46,942	9.2	99.2
Income tax expense	24,007	3.0	7,314	1.4	(d )

Net income	69,484	8.7	39,628	7.8	75.3
Non-controlling interest	4,476	0.6	3,437	0.7	30.2

Net income attributable to iGATE Corporation	65,008	8.1	36,191	7.1	79.6
Accretion to preferred stock	295	(b )	214	(b )	37.9
Preferred dividend	21,590	2.7	15,131	3.0	42.7

Net income attributable to iGATE common shareholders	$43,123	5.4%	$20,846	4.1%	106.9%

(a)	Cost of revenues is exclusive of depreciation and amortization.

(b)	The percent is insignificant.

(c)	As there is no amount in the current period, the percent change from comparable period is not computed.

(d)	As the effective tax rate is a better comparable measure, the percent change from comparable period is not computed.

Note: Patni results are consolidated for a period of 139 days with effect from May 15, 2011 for the nine months ended September 30, 2011 as compared to the full period for the nine months ended September 30, 2012. This accounts for the major variances in the nine months comparison.

Revenues

Revenues for the nine months ended September 30, 2012 increased by 56.7%, as compared to the nine months ended September 30, 2011. Our revenue increase for the periods presented is directly attributable to the Patni Acquisition and a combination of increased business with our recurring customers and business with new customers which were partly offset by the discontinuation of business with some of our existing customers. Revenues increased due to the Patni Acquisition by 54.6%, recurring customers by 0.8% and new customers by 2.3% which were partly offset by the discontinuation of business with some of our existing customers by 1.0% for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.

Our top five customers accounted for 37% and 42% of the revenues for the nine months ended September 30, 2012 and 2011, respectively. The strengthening of USD during the nine months ended September 30, 2012 as compared to the corresponding period in the previous year, against EUROs, GBP, CAD and INR adversely impacted our revenues by 0.8%.

Gross margin

The Gross Margin Percentage was 39.1% for the nine months ended September 30, 2012 as compared to 36.8% for the nine months ended September 30, 2011. The increase in the Gross Margin Percentage was primarily due to favorable movement of USD against INR during the current period as compared to the nine months ended September 30, 2011 that resulted in a lower cost of revenues in dollar terms yielding a higher gross margin by 4.2% which was partly offset by adverse impact of currency movement on revenues by 0.8%, increase in salaries due to an increase in the number of employees.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) include all costs that are not directly associated with revenue-generating activities. SG&A expenses include employee costs, corporate costs and facilities costs. Employee costs include selling, marketing and administrative salaries and related employee benefits, travel, recruiting and training costs. Corporate costs include costs such as acquisition, delisting and reorganization costs, legal, accounting and outside consulting fees. Facilities costs primarily include rent and communications costs.

SG&A costs for the nine months ended September 30, 2012 were 15.9% of revenues, as compared to 21.3% of revenues for the nine months ended September 30, 2011. SG&A costs for the nine months ended September 30, 2012 increased by $18.4 million as compared to the nine months ended September 30, 2011. SG&A costs increased mainly due to Patni Acquisition which accounted for a full nine months in the current reporting period as compared to four and half months in the previous period. Net employee costs increased by $9.0 million for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, resulting from increase in salaries, overheads and benefits of $6.0 million, travel expense by $2.7 million and staff welfare expense by $0.3 million. The increase in salaries was mainly due to the Patni Acquisition and increase in average headcount by 303, which were partly offset by the lower bonus provision by $2.8 million and lower employee stock based compensation cost provision by $0.4 million for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. Net corporate costs increased by $9.5 million for the nine months ended September 30, 2012 mainly due to delisting expense of $3.5 million during the current reporting period, increase in professional services and accounting charges by $2.7 million, marketing expenses by $0.8 million, reorganization expenses by $0.8 million, legal fees by $0.8 million, recruitment expenses by $0.7 million and bad debt expense by $0.2 million. We incurred around $11.0 million of acquisition costs during the nine months ended September 30, 2011. Net facilities costs increased by $10.9 million for the nine months ended September 30, 2012, due to increase in insurance and maintenance costs by $4.3 million, communication related expenses by $2.9 million, rent by $1.9 million and electricity charges by $1.8 million.

The currency movements in the foreign exchange market favorably impacted our SG&A costs by 1.9% for the nine months ended September 30, 2012 as compared to nine months ended September 30, 2011.

Depreciation and amortization costs

Depreciation and amortization cost for the nine months ended September 30, 2012 were 4.6% of revenue, as compared to 4.9% of revenue for the nine months ended September 30, 2011 representing an increase of $11.7 million. The increase in absolute terms was mainly due to the increase in the depreciable and amortizable assets attributable to the Patni Acquisition on May 12, 2011.

Operating income

Operating income percentage was 18.7% for the nine months ended September 30, 2012, as compared to 10.6% for the nine months ended September 30, 2011. The increase in operating income percentage was mainly due to the increased gross margin which was partly offset by increased selling, general and administration expenses and depreciation and amortization.

Interest expense

Interest expenses were 7.7% of revenues for the nine months ended September 30, 2012 as compared to 6.4% for the nine months ended September 30, 2011. We issued 9% senior notes on April 29, 2011 and recorded interest expense of $52 million for the nine months ended September 30, 2012 as compared to $29.4 million for the nine months ended September 30, 2011. We also amortized the debt issuance costs of $4.3 million for the nine months ended September 30, 2012 as compared to $2.3 million for the nine months ended September 30, 2011. The interest expense recorded on our $352.5 million line of credit and term loan amounted to $4.2 million for the nine months ended September 30, 2012 as compared to $0.5 million on our line of credit of $52 million for the nine months ended September 30, 2011.

Foreign exchange (loss) gain, net

Foreign exchange loss was $18.2 million for the nine months ended September 30, 2012, as compared to gain of $16.8 million for the nine months ended September 30, 2011.

The foreign currency movement related to foreign currency derivative contracts entered into in connection with the Patni Acquisition resulted in a realized gain of $15.0 million on settled contracts for the nine months ended September 30, 2011.

We recognized foreign currency loss of $14 million on all derivative contracts for the nine months ended September 30, 2012, as compared to a loss of $9.7 million for the nine months ended September 30, 2011.

We also recognized a foreign currency loss of $4.1 million on remeasurement of escrow account balance, loss of $1.5 million related to other monetary and non monetary assets and liabilities and loss of $2.1 million on the remeasurement of redeemable non controlling interest for the nine months ended September 30, 2012, as compared to a gain of $5.1 million on remeasurement of escrow account balance and $10.6 million of favorable foreign currency gain related to other monetary and non monetary assets and liabilities for the nine months ended September 30, 2011, respectively. We also recorded a foreign currency gain of $3.5 million and a loss of $4.2 million on the remeasurement of the packing credit facility borrowed under our line of credit for the nine months ended September 30, 2012 and 2011, respectively.

Other income, net

Our investment income for the nine months ended September 30, 2012 totaled $22 million as compared to $7.9 million for the nine months ended September 30, 2011. The investment income increased as investment amounts increased significantly due to Patni Acquisition. The investments increased by $103 million as of September 30, 2012 as compared to the investments as of September 30, 2011. A sizable part of investments in 2011 were in dividend yielding mutual funds whereas in 2012 the investments were mainly in growth funds and certificate of deposits. The higher level of investments, switch from dividend yielding funds to growth plans of mutual funds and investments in high yield certificate of deposits primarily contributed to the increase in investment income.

Interest refund from tax authorities amounted to $1.6 million for the nine months ended September 30, 2012.

Income taxes

Our ETR was 25.7% and 15.6% during the nine months ended September 30, 2012 and 2011, respectively. The lower reported ETR during the nine months ended September 30, 2011 was mainly due to deferred tax benefit of $3.9 million and $1.2 million relating to net operating losses brought forward from prior years and foreign tax credit respectively. The ETR excluding the above items (“normalized ETR”) will be 26.4% for the nine months ended September 30, 2011.

The estimated annual ETR takes into account the tax of approximately $7.4 million due to the deemed repatriation of Patni India’s profits during the period.

Subsequent to the acquisition of iAI by iTI in August 2012 iAI is now be included with iTI while filing the consolidated return. Filing of the consolidated return is considered a change in the tax strategy to realize deferred tax asset in a tax effective manner and resulting in an assessment that the deferred tax asset will more-likely-than-not be realized prior to their expiration as a result of increase in future taxable income. The Company anticipates generating such taxable income due to a substantial number of new contracts being entered into the entities included in the new consolidated group for tax return purposes. As a result of this tax planning strategy, we have released $4.0 million of the deferred tax asset valuation allowance relating to iTI existing as of December 31, 2011. The valuation allowance related to the deferred tax assets on temporary differences of iTI where it was more likely than not that all or some portion of the asset will not be realized due to the inability to generate sufficient taxable income in the period and/or of the character necessary to utilize the benefit of the deferred tax asset as on December 31, 2011. The release as stated above, was triggered as a result of the acquisition of iAI by iTI in August 2012.

The impact of the above and additional taxes in iTI Canada during nine months ended September 30, 2012 increased the ETR by approximately 2.4% over prior year’s normalized ETR of 26.4%. The above increase was offset by a decrease in ETR by 2.5% due to the STPI benefit during first three months of the year 2011.

Non-controlling interest

For the nine months ended September 30, 2011, we recorded $3.4 million share of profits of non-controlling interest in Patni representing 17.88% share of net income of $19.2 million of Patni.

On March 14, 2012, Pan-Asia along with iGATE Global and iGATE issued a public announcement regarding the proposed acquisition of the remaining 15.82% of Patni’s outstanding share capital (excluding ADSs) from Patni’s public shareholders and the delisting of the fully paid-up equity shares of Patni having a face value of INR 2 each in accordance with Regulation 10 of the Securities and Exchange Board of India (Delisting of Equity Shares) Regulations, 2009 (the “Offer”). As of September 30, 2012, the Company purchased 22.5 million shares of Patni’s outstanding shares and recorded a redeemable non controlling interest liability for the balance of 4.0 million shares amounting to $39.6 million, valued at an exit price of INR 520 per share. The redeemable non controlling interest holders are not entitled to any share of Patni profits.

Prior to the additional purchase of 22.5 million shares, we recorded $4.5 million of share of profits of non-controlling interest in Patni representing an 18.9% share of net income of $23.7 million of Patni in the first quarter of 2012.

Preferred dividend

On February 1, 2011, pursuant to the securities purchase agreement with Viscaria Limited dated January 10, 2011, we issued 210,000 shares of Series B Preferred Stock for a consideration of $210 million and an additional 120,000 shares were issued on May 9, 2011 for a consideration of $120 million. We have accrued for cumulative dividends of $21.6 million at a rate of 8.00% per annum, compounded quarterly, for the nine months ended September 30, 2012 as compared to $15.1 million for the nine months ended September 30, 2011.

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

•

Forex: The Company entered into forward foreign exchange contracts to mitigate the risk of changes in foreign exchange rates on payments related to the acquisition of Patni. We also recognized favorable foreign currency gain on re-measurement of escrow account balance maintained for facilitating payments related to the Patni Acquisition. We believe that eliminating the non-capitalized items for purposes of calculating these non-GAAP measures facilitates a more meaningful evaluation of our current performance and comparisons to its past performance. In March 2012, the Company entered into a forward foreign exchange contract to mitigate the risk of changes in foreign exchange rates on payments related to the delisting of Patni. During the year 2012, the Company recognized foreign currency loss on re-measurement of escrow account balance and foreign exchange gain on re-measurement of redeemable non-controlling interest liability. iGATE believes that eliminating the non-capitalized items for purposes of calculating these non-GAAP measures facilitates a more meaningful evaluation of iGATE’s current performance and comparisons to its past performance.

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

•

Merger and reorganization expenses: iGATE is merging and reorganizing its overseas subsidiaries and branches to simplify the corporate structure, and has incurred legal and professional expenses in connection with these actions. Merger and reorganization is an infrequent activity and expenses incurred in connection therein are inconsistent in amount and significantly impacted by the timing and nature of the reorganization. We believe that eliminating these expenses for purposes of calculating these non-GAAP measures facilitates a more meaningful evaluation of our current operating performance and comparisons to our past operating performance.

From time to time in the future, there may be other items that we may exclude in presenting our financial results.

The table below presents a reconciliation of our non-GAAP financial measures to the most comparable GAAP measures (in thousands, except for per share data):

	Three months ended September 30,				Nine months ended September 30,
	2012		2011		2012		2011
Net income attributable to iGATE Corporation	$28,293		$14,253		$65,008		$36,191
Adjustments:
Amortization of intangible assets, net of taxes	1,823		2,119		6,118		3,640
Share based compensation, net of taxes	2,469		3,508		6,441		6,726
Acquisition expenses, net of taxes	0		0		0		10,914
Delisting expenses, net of taxes	129		0		2,454		0
Merger and reorganization expenses	764		0		764		0
Forex loss (gain) on acquisition hedging and other re-measurement, net of taxes	2,105		(937)		5,259		(15,251)
Severance cost, net of taxes	0		287		0		4,675

Non-GAAP Net income	$35,583		$19,230		$86,044		$46,895

Basic earnings per share from operations:
GAAP	$0.27		$0.10		$0.57		$0.28
Non-GAAP	0.47		0.26		1.14		0.64

Diluted earnings per share from operations:
GAAP	$0.27		$0.10		$0.56		$0.28
Non-GAAP	0.46		0.26		1.12		0.63

Weighted average shares outstanding, Basic	75,727	*	73,839	*	75,532	*	73,704	*

Weighted average dilutive common equivalent shares outstanding(*)	77,304	*	74,948	*	77,125	*	74,908	*

*	Includes assumed conversion of 18.4 million, 17.0 million shares of Series B Preferred Stock as of September 30, 2012 and 2011 respectively.

Non-GAAP Disclosure of Adjusted EBITDA

We present Adjusted EBITDA as a supplemental measure of our performance. We define Adjusted EBITDA as net income attributable to iGATE plus (i) depreciation and amortization, (ii) interest expense, (iii) income tax expense, minus (iv) other income, net plus(v) foreign exchange (gain)/loss, (vi) stock-based compensation (vii) acquisition expenses (viii) severance expenses, (ix) delisting (going private) expenses and (x) merger and reorganization expenses. We eliminated the impact of the above as we do not consider them as indicative of our ongoing operating performance. These adjustments are itemized below. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

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

The table below presents a reconciliation of net income, net of tax, to Adjusted EBITDA (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net income attributable to iGATE Corporation	$28,293	$14,253	$65,008	$36,191
Adjustments:
Depreciation and amortization	10,027	13,667	36,757	25,032
Interest expenses	21,994	19,546	62,149	32,834
Income tax expense (benefit)	8,495	(2,793)	24,007	7,314
Non-controlling interest	0	2,950	4,476	3,437
Other income, net	(8,815)	(4,083)	(23,975)	(8,501)
Foreign exchange loss (gain)	3,763	7,874	18,198	(16,846)
Stock Based Compensation	3,795	4,346	9,270	8,868
Acquisition expenses	0	0	0	10,914
Severance expenses	0	0	0	6,164
Delisting expenses	328	0	3,532	0
Merger and reorganization expenses	764	0	764	0

Adjusted EBITDA (a non-GAAP measure)	$68,644	$55,760	$200,186	$105,407

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

Net cash provided by operating activities decreased for the nine months ended September 30, 2012 primarily due to higher net income adjusted for depreciation, amortization of intangible assets, deferred gain on derivatives and stock-based compensation, which were offset by unfavorable changes in working capital, primarily increases in accounts receivable and unbilled revenues resulting from increases in revenues, prepaid expenses and other current assets and decreases in accrued and other liabilities. Our working capital may be impacted by some of the aforementioned factors in future periods, certain amounts and timing of which are variable.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2012 was $336 million, as compared to $1.2 billion for the nine months ended September 30, 2011.

Our investment portfolio and other investments increased by $89.8 million for the nine months ended September 30, 2012 as compared to a decrease of $21.5 million for the nine months ended September 30, 2011. The decrease in investments during 2011 was due to the Patni Acquisition.

On May 12, 2011, we completed the Patni Acquisition for net cash consideration of $1.2 billion. During the nine months ended September 30, 212, we deposited approximately $239.6 million in an escrow account to facilitate the purchase of remaining shares in Patni, out of which $223.5 million was used to purchase 22.5 million shares of Patni as of September 30, 2012.

Financing Activities

Cash provided by financing activities was $299.4 million and $1.1 billion for the nine months ended September 30, 2012 and 2011, respectively. The cash provided during the nine months ended September 30, 2012 was primarily due to the drawdown of $222.2 million from a bank to fund the purchase of Patni’s remaining shares and delisting related expenses, term loan of $70 million to finance the purchase of iAI and proceeds of $7.2 million from the exercise of stock options.

On February 1, 2011 and May 9, 2011 we issued Series B Preferred Stock amounting to $330 million and the proceeds from such issuance (net of issuance costs of $3.4 million) was $326.6 million. On February 21, 2011, we entered into an agreement with Standard Chartered Bank for availing an unsecured revolving working credit facility of $70 million at an annual interest rate of LIBOR plus 195 basis points, renewable on an annual basis. During the nine months ended September 30, 2011, the Company borrowed $52.0 million of the line of credit at an interest rate of 1.34%.

On April 29, 2011, we issued $770 million ($737 million, net of commitment, placement and other financing and professional fees) aggregate principal amount of 9.0% Senior Notes due 2016 (“Notes”) in a private placement for the purpose of financing a portion of the Patni Acquisition.

Our primary future cash requirements will be to fund working capital, debt service, capital expenditures, and benefit obligations. In addition to our working capital requirements, we expect our primary cash requirements for 2012 to be as follows:

•

Debt service—We expect to make payments of approximately $79.4 million during the next twelve months for interest associated with the Notes and bank borrowings. We do not foresee the need to repatriate earnings of foreign subsidiaries in order to make our scheduled debt payments.

•

Capital expenditures—We expect to spend approximately $65.0 million for new and existing facilities expansion and new hardware and software. We will fund the entire capital expenditure through a combination of available cash reserves and short term investments and expect to fund the costs of future expansion through our net cash flows provided by operations and ADS net proceeds at Patni.

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

Future Sources of Liquidity

We expect our primary source of cash to be positive net cash flows provided by operating activities. Further, we continue to focus on cost reductions and initiated steps during 2011 to reduce overhead and provide cash savings. The Company currently has two revolving credit facilities providing for borrowings of up to an aggregate of $120 million subject to certain contractual limitations. As of September 30, 2012, we had borrowed $57 million under the revolving credit facilities. Both revolving credit facilities include other conditions that, if not complied with, could restrict our ability to borrow.

For more information on the revolving credit facilities and the restrictions on borrowing thereunder, please refer to Note 6, Line of Credit, and Note 7, Senior Notes to our unaudited condensed consolidated financial statements included in this quarterly report on 10-Q.

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

Based on past performance and current expectations, we believe that our existing cash and cash equivalents and short-term investments of $547.7 million as of September 30, 2012, and future cash provided by operating activities will be sufficient to meet our future cash requirements described above. Our ability to meet these requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Debt Service Obligations

As a result of the acquisition of Patni, our level of indebtedness increased. As of September 30, 2012, principal payments due under our indebtedness, including preferred stock, were $1.5 billion, excluding capital lease obligations of $1.3 million. Our interest expense for the nine months ended September 30, 2012 was $56.2 million.

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

As of September 30, 2012, the potential gain or loss in the fair value of the Company’s outstanding foreign currency contracts assuming hypothetical 10%, 5%, 2% and 1% fluctuations in currency rates would be approximately:

	Valuation given X% decrease In Rupee / USD rate				Fair Value as of September 30, 2012	Valuation given X% increase in Rupee / USD rate
	(10%)	(5%)	(2%)	(1%)		1%	2%	5%	10%
Rupee to U.S. Rate	47.57	50.21	51.79	52.32	52.85	53.38	53.91	55.49	58.14
Derivative Instruments	$30.1	$12.6	$2.9	$(0.1)	$(3.2)	$(6.1)	$(9.0)	$(17.4)	$(30.4)

Seasonality

Our operations are generally not affected by seasonal fluctuations. However, our consultants’ billable hours are affected by national holidays and vacation policies, which vary by country and by operating company.

Economic Trends and Outlook

According to Gartner Inc. (Source: Gartner Forecast Alert: IT Spending, Worldwide, 3Q12 Update, ID Number: G00229877), an IT research and advisory company, the IT Services industry worldwide IT spending is forecasted to total $854 billion in 2012, a 1.1 % increase from 2011 revenue of nearly $845 billion.

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

ITEM 6.	EXHIBITS

(a)	Exhibits

2.1	Share Purchase Agreement, dated as of January 10, 2011, by and among Pan-Asia iGATE Solutions, iGATE Global Solutions Limited and the sellers party thereto, is incorporated by reference to Exhibit 2.1 to iGATE Corporation’s (“iGATE”) Form 8-K, filed on January 12, 2011.

2.2	Share Purchase Agreement, dated as of January 10, 2011, by and among Pan-Asia iGATE Solutions and General Atlantic Mauritius Limited, is incorporated by reference to Exhibit 2.2 to iGATE’s Form 8-K, filed on January 12, 2011.

2.3	Securities Purchase Agreement, dated as of January 10, 2011, by and among Pan-Asia iGATE Solutions and General Atlantic Mauritius Limited, is incorporated by reference to Exhibit 2.3 to iGATE’s Form 8-K, filed on January 12, 2011.

2.4	Separation and Distribution Agreement by and between iGATE and Mastech Holdings, Inc., dated September 30, 2008, is incorporated by reference to Exhibit 2.1 to iGATE’s Form 8-K, filed on October 1, 2008.

3.1	Third Amended and Restated Articles of Incorporation of iGATE Corporation, dated May 5, 2011, is incorporated by reference to Exhibit 3.1 to iGATE’s Form 8-K, filed on May 11, 2011.

3.2	Amended and Restated Bylaws of iGATE Corporation are incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q, filed on August 14, 2000.

4.1	Registration Rights Agreement, between iGATE Corporation and the Selling Shareholders named therein, dated as of August 17, 2010 is incorporated by reference to Exhibit 4.2 to iGATE Corporation’s Registration Statement on Form S-3, Commission File No. 333-170042, filed on October 20, 2010.

4.2	Form of certificate representing the Common Stock of the Company is incorporated by reference to Exhibit 4.1 to iGATE Corporation’s Registration Statement on Form S-1, Commission File No. 333-14169, filed on November 19, 1996.

4.3	Indenture, dated April 29, 2011, by and among iGATE Corporation, iGATE Technologies, Inc., and Wilmington Trust, National Association (successor by merger to Wilmington Trust FSB), as trustee, is incorporated by reference to Exhibit 4.1 to iGATE Corporation’s Form 8-K, filed on May 5, 2011.

4.4	Supplemental Indenture, dated May 12, 2011, among iGATE Corporation, the guarantors named therein, and Wilmington Trust, National Association (successor by merger to Wilmington Trust FSB), as trustee, is incorporated by reference to Exhibit 4.4 to iGATE’s Registration Statement on Form S-4, filed on September 30, 2011.

4.5	Registration Rights Agreement, dated April 29, 2011, by and among iGATE Corporation, iGATE Technologies, Inc. and the initial purchasers named therein is incorporated by reference to Exhibit 4.2 to iGATE Corporation’s Form 8-K, filed on May 5, 2011.

4.6	Escrow Agreement, by and among iGATE Corporation, as Grantor, Wilmington Trust, National Association (successor by merger to Wilmington Trust FSB), as Trustee, and Standard Chartered Bank, as Escrow Agent, is incorporated by reference to Exhibit 10.1 to iGATE Corporation’s Form 8-K, filed on May 5, 2011.

4.7	Account Security Deed, dated as of May 3, 2011, by and among iGATE Corporation, as charger, and Wilmington Trust, National Association (successor by merger to Wilmington Trust FSB), as charge, is incorporated by reference to Exhibit 10.2 to iGATE Corporation’s Form 8-K, filed on May 5, 2011.

10.1	Employment Agreement dated July 1, 2011, between David A. Kruzner and iGATE Technologies Inc. is incorporated by reference to Exhibit 10.1 to iGATE Corporation’s Form 10-Q, filed on August 8, 2012.

10.2	Amendment dated March 29, 2012 to Employment Agreement dated July 1, 2011, between David A. Kruzner and iGATE Technologies Inc. is incorporated by reference to Exhibit 10.2 to iGATE Corporation’s Form 10-Q, filed on August 8, 2012.

10.3	Performance Share Award Agreement between David A. Kruzner and iGATE Corporation dated May 12, 2011 is incorporated by reference to Exhibit 10.3 to iGATE Corporation’s Form 10-Q, filed on August 8, 2012.

10.4	Restricted Stock Agreement between David Kruzner and iGATE Corporation dated May 12, 2011 is incorporated by reference to Exhibit 10.4 to iGATE Corporation’s Form 10-Q, filed on August 8, 2012.

10.5	Employment Agreement dated July 1, 2011, between Vijay Khare and iGATE Technologies Inc. is incorporated by reference to Exhibit 10.5 to iGATE Corporation’s Form 10-Q, filed on August 8, 2012.

10.6	Amendment dated March 29, 2012 to Employment Agreement dated July 1, 2011, between Vijay Khare and iGATE Technologies Inc. is incorporated by reference to Exhibit 10.6 to iGATE Corporation’s Form 10-Q, filed on August 8, 2012.

10.7	Performance-Share Award Agreement between Vijay Khare and iGATE Corporation dated May 12, 2011 is incorporated by reference to Exhibit 10.7 to iGATE Corporation’s Form 10-Q, filed on August 8, 2012.

10.8	Restricted Stock Agreement between Vijay Khare and iGATE Corporation dated May 12, 2011 is incorporated by reference to Exhibit 10.8 to iGATE Corporation’s Form 10-Q, filed on August 8, 2012.

10.9	Employment Agreement dated July 1, 2011, between Satish Joshi and iGATE Technologies Inc. is incorporated by reference to Exhibit 10.9 to iGATE Corporation’s Form 10-Q, filed on August 8, 2012.

10.10	Amendment dated March 29, 2012 to Employment Agreement dated July 1, 2011, between Satish Joshi and iGATE Technologies Inc. is incorporated by reference to Exhibit 10.10 to iGATE Corporation’s Form 10-Q, filed on August 8, 2012.

10.11	Performance Share Award Agreement between Satish Joshi and iGATE Corporation dated May 12, 2011 is incorporated by reference to Exhibit 10.11 to iGATE Corporation’s Form 10-Q, filed on August 8, 2012.

10.12	Restricted Stock Agreement between Satish Joshi and iGATE Corporation dated May 12, 2011 is incorporated by reference to Exhibit 10.12 to iGATE Corporation’s Form 10-Q, filed on August 8, 2012.

10.13	Employment Agreement dated July 1, 2011, between Derek Kemp and iGATE Technologies Inc. is incorporated by reference to Exhibit 10.13 to iGATE Corporation’s Form 10-Q, filed on August 8, 2012.

10.14	Amendment dated March 29, 2012 to Employment Agreement dated July 1, 2011, between Derek Kemp and iGATE Technologies Inc. is incorporated by reference to Exhibit 10.14 to iGATE Corporation’s Form 10-Q, filed on August 8, 2012.

10.15	Performance Share Award Agreement between Derek Kemp and iGATE Corporation dated May 12, 2011 is incorporated by reference to Exhibit 10.15 to iGATE Corporation’s Form 10-Q, filed on August 8, 2012.

10.16	Restricted Stock Agreement between Derek Kemp and iGATE Corporation dated May 12, 2011 is incorporated by reference to Exhibit 10.16 to iGATE Corporation’s Form 10-Q, filed on August 8, 2012.

10.17	Employment Agreement dated July 1, 2011, between Sunil Chitale and iGATE Technologies Inc. is incorporated by reference to Exhibit 10.17 to iGATE Corporation’s Form 10-Q, filed on August 8, 2012.

10.18	Amendment dated March 29, 2012 to Employment Agreement dated July 1, 2011, between Sunil Chitale and iGATE Technologies Inc. is incorporated by reference to Exhibit 10.18 to iGATE Corporation’s Form 10-Q, filed on August 8, 2012.

10.19	Performance Share Award Agreement between Sunil Chitale and iGATE Corporation dated May 12, 2011 is incorporated by reference to Exhibit 10.19 to iGATE Corporation’s Form 10-Q, filed on August 8, 2012.

10.20	Restricted Stock Agreement between Sunil Chitale and iGATE Corporation dated May 12 2011 is incorporated by reference to Exhibit 10.20 to iGATE Corporation’s Form 10-Q, filed on August 8, 2012.

10.21	Employment Agreement dated March 26, 2012, between Sanjay Tugnait and iGATE Technologies (Canada) Inc. is incorporated by reference to Exhibit 10.21 to iGATE Corporation’s Form 10-Q, filed on August 8, 2012.

10.22	Performance Share Award Agreement between Sanjay Tugnait and iGATE Corporation dated July 12, 2012 is incorporated by reference to Exhibit 10.22 to iGATE Corporation’s Form 10-Q, filed on August 8, 2012.

10.23	Restricted Stock Award Agreement between Sanjay Tugnait and iGATE Corporation dated July 12, 2012 is incorporated by reference to Exhibit 10.23 to iGATE Corporation’s Form 10-Q, filed on August 8, 2012.

10.24	Credit Agreement, dated as of August 28, 2012, between iGATE Technologies Inc. and Standard Chartered Bank, is incorporated by reference to Exhibit 10.1 to iGATE Corporation’s Form 8-K, filed on September 5, 2012.

10.25	Guaranty, dated as of August 28, 2012, among iGATE Corporation and certain subsidiaries thereof from time to time party thereto, and Standard Chartered Bank, is incorporated by reference to Exhibit 10.2 to iGATE Corporation’s Form 8-K, filed on September 5, 2012.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer.

101.INS	XBRL Instance Document.†

101.SCH	XBRL Taxonomy Extension Schema Document.†

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.†

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.†

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.†

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.†

† Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st day of October 2012.

iGATE CORPORATION

October 31, 2012	/s/ PHANEESH MURTHY
Phaneesh Murthy Chief Executive Officer and Director

/s/ SUJIT SIRCAR
Sujit Sircar Chief Financial Officer

EXHIBIT INDEX

2.1	Share Purchase Agreement, dated as of January 10, 2011, by and among Pan-Asia iGATE Solutions, iGATE Global Solutions Limited and the sellers party thereto, is incorporated by reference to Exhibit 2.1 to iGATE Corporation’s (“iGATE”) Form 8-K, filed on January 12, 2011.

2.2	Share Purchase Agreement, dated as of January 10, 2011, by and among Pan-Asia iGATE Solutions and General Atlantic Mauritius Limited, is incorporated by reference to Exhibit 2.2 to iGATE’s Form 8-K, filed on January 12, 2011.

2.3	Securities Purchase Agreement, dated as of January 10, 2011, by and among Pan-Asia iGATE Solutions and General Atlantic Mauritius Limited, is incorporated by reference to Exhibit 2.3 to iGATE’s Form 8-K, filed on January 12, 2011.

2.4	Separation and Distribution Agreement by and between iGATE and Mastech Holdings, Inc., dated September 30, 2008, is incorporated by reference to Exhibit 2.1 to iGATE’s Form 8-K, filed on October 1, 2008.

3.1	Third Amended and Restated Articles of Incorporation of iGATE Corporation, dated May 5, 2011, is incorporated by reference to Exhibit 3.1 to iGATE’s Form 8-K, filed on May 11, 2011.

3.2	Amended and Restated Bylaws of iGATE Corporation are incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q, filed on August 14, 2000.

4.1	Registration Rights Agreement, between iGATE Corporation and the Selling Shareholders named therein, dated as of August 17, 2010 is incorporated by reference to Exhibit 4.2 to iGATE Corporation’s Registration Statement on Form S-3, Commission File No. 333-170042, filed on October 20, 2010.

4.2	Form of certificate representing the Common Stock of the Company is incorporated by reference to Exhibit 4.1 to iGATE Corporation’s Registration Statement on Form S-1, Commission File No. 333-14169, filed on November 19, 1996.

4.3	Indenture, dated April 29, 2011, by and among iGATE Corporation, iGATE Technologies, Inc., and Wilmington Trust, National Association (successor by merger to Wilmington Trust FSB), as trustee, is incorporated by reference to Exhibit 4.1 to iGATE Corporation’s Form 8-K, filed on May 5, 2011.

4.4	Supplemental Indenture, dated May 12, 2011, among iGATE Corporation, the guarantors named therein, and Wilmington Trust, National Association (successor by merger to Wilmington Trust FSB), as trustee, is incorporated by reference to Exhibit 4.4 to iGATE’s Registration Statement on Form S-4, filed on September 30, 2011.

4.5	Registration Rights Agreement, dated April 29, 2011, by and among iGATE Corporation, iGATE Technologies, Inc. and the initial purchasers named therein is incorporated by reference to Exhibit 4.2 to iGATE Corporation’s Form 8-K, filed on May 5, 2011.

4.6	Escrow Agreement, by and among iGATE Corporation, as Grantor, Wilmington Trust, National Association (successor by merger to Wilmington Trust FSB), as Trustee, and Standard Chartered Bank, as Escrow Agent, is incorporated by reference to Exhibit 10.1 to iGATE Corporation’s Form 8-K, filed on May 5, 2011.

4.7	Account Security Deed, dated as of May 3, 2011, by and among iGATE Corporation, as charger, and Wilmington Trust, National Association (successor by merger to Wilmington Trust FSB), as charge, is incorporated by reference to Exhibit 10.2 to iGATE Corporation’s Form 8-K, filed on May 5, 2011.

10.1	Employment Agreement dated July 1, 2011, between David A. Kruzner and iGATE Technologies Inc. is incorporated by reference to Exhibit 10.1 to iGATE Corporation’s Form 10-Q, filed on August 8, 2012.

10.2	Amendment dated March 29, 2012 to Employment Agreement dated July 1, 2011, between David A. Kruzner and iGATE Technologies Inc. is incorporated by reference to Exhibit 10.2 to iGATE Corporation’s Form 10-Q, filed on August 8, 2012.

10.3	Performance Share Award Agreement between David A. Kruzner and iGATE Corporation dated May 12, 2011 is incorporated by reference to Exhibit 10.3 to iGATE Corporation’s Form 10-Q, filed on August 8, 2012.

10.4	Restricted Stock Agreement between David Kruzner and iGATE Corporation dated May 12, 2011 is incorporated by reference to Exhibit 10.4 to iGATE Corporation’s Form 10-Q, filed on August 8, 2012.

10.5	Employment Agreement dated July 1, 2011, between Vijay Khare and iGATE Technologies Inc. is incorporated by reference to Exhibit 10.5 to iGATE Corporation’s Form 10-Q, filed on August 8, 2012.

10.6	Amendment dated March 29, 2012 to Employment Agreement dated July 1, 2011, between Vijay Khare and iGATE Technologies Inc. is incorporated by reference to Exhibit 10.6 to iGATE Corporation’s Form 10-Q, filed on August 8, 2012.

10.7	Performance-Share Award Agreement between Vijay Khare and iGATE Corporation dated May 12, 2011 is incorporated by reference to Exhibit 10.7 to iGATE Corporation’s Form 10-Q, filed on August 8, 2012.

10.8	Restricted Stock Agreement between Vijay Khare and iGATE Corporation dated May 12, 2011 is incorporated by reference to Exhibit 10.8 to iGATE Corporation’s Form 10-Q, filed on August 8, 2012.

10.9	Employment Agreement dated July 1, 2011, between Satish Joshi and iGATE Technologies Inc. is incorporated by reference to Exhibit 10.9 to iGATE Corporation’s Form 10-Q, filed on August 8, 2012.

10.10	Amendment dated March 29, 2012 to Employment Agreement dated July 1, 2011, between Satish Joshi and iGATE Technologies Inc. is incorporated by reference to Exhibit 10.10 to iGATE Corporation’s Form 10-Q, filed on August 8, 2012.

10.11	Performance Share Award Agreement between Satish Joshi and iGATE Corporation dated May 12, 2011 is incorporated by reference to Exhibit 10.11 to iGATE Corporation’s Form 10-Q, filed on August 8, 2012.

10.12	Restricted Stock Agreement between Satish Joshi and iGATE Corporation dated May 12, 2011 is incorporated by reference to Exhibit 10.12 to iGATE Corporation’s Form 10-Q, filed on August 8, 2012.

10.13	Employment Agreement dated July 1, 2011, between Derek Kemp and iGATE Technologies Inc. is incorporated by reference to Exhibit 10.13 to iGATE Corporation’s Form 10-Q, filed on August 8, 2012.

10.14	Amendment dated March 29, 2012 to Employment Agreement dated July 1, 2011, between Derek Kemp and iGATE Technologies Inc. is incorporated by reference to Exhibit 10.14 to iGATE Corporation’s Form 10-Q, filed on August 8, 2012.

10.15	Performance Share Award Agreement between Derek Kemp and iGATE Corporation dated May 12, 2011 is incorporated by reference to Exhibit 10.15 to iGATE Corporation’s Form 10-Q, filed on August 8, 2012.

10.16	Restricted Stock Agreement between Derek Kemp and iGATE Corporation dated May 12, 2011 is incorporated by reference to Exhibit 10.16 to iGATE Corporation’s Form 10-Q, filed on August 8, 2012.

10.17	Employment Agreement dated July 1, 2011, between Sunil Chitale and iGATE Technologies Inc. is incorporated by reference to Exhibit 10.17 to iGATE Corporation’s Form 10-Q, filed on August 8, 2012.

10.18	Amendment dated March 29, 2012 to Employment Agreement dated July 1, 2011, between Sunil Chitale and iGATE Technologies Inc. is incorporated by reference to Exhibit 10.18 to iGATE Corporation’s Form 10-Q, filed on August 8, 2012.

10.19	Performance Share Award Agreement between Sunil Chitale and iGATE Corporation dated May 12, 2011 is incorporated by reference to Exhibit 10.19 to iGATE Corporation’s Form 10-Q, filed on August 8, 2012.

10.20	Restricted Stock Agreement between Sunil Chitale and iGATE Corporation dated May 12 2011 is incorporated by reference to Exhibit 10.20 to iGATE Corporation’s Form 10-Q, filed on August 8, 2012.

10.21	Employment Agreement dated March 26, 2012, between Sanjay Tugnait and iGATE Technologies (Canada) Inc. is incorporated by reference to Exhibit 10.21 to iGATE Corporation’s Form 10-Q, filed on August 8, 2012.

10.22	Performance Share Award Agreement between Sanjay Tugnait and iGATE Corporation dated July 12, 2012 is incorporated by reference to Exhibit 10.22 to iGATE Corporation’s Form 10-Q, filed on August 8, 2012.

10.23	Restricted Stock Award Agreement between Sanjay Tugnait and iGATE Corporation dated July 12, 2012 is incorporated by reference to Exhibit 10.23 to iGATE Corporation’s Form 10-Q, filed on August 8, 2012.

10.24	Credit Agreement, dated as of August 28, 2012, between iGATE Technologies Inc. and Standard Chartered Bank, is incorporated by reference to Exhibit 10.1 to iGATE Corporation’s Form 8-K, filed on September 5, 2012.

10.25	Guaranty, dated as of August 28, 2012, among iGATE Corporation and certain subsidiaries thereof from time to time party thereto, and Standard Chartered Bank, is incorporated by reference to Exhibit 10.2 to iGATE Corporation’s Form 8-K, filed on September 5, 2012.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer.

101.INS	XBRL Instance Document.†

101.SCH	XBRL Taxonomy Extension Schema Document.†

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.†

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.†

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.†

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.†

†	Furnished herewith.