Form 10-K
period 2012-12-31
IGATE CORP
filed 2013-03-18
CIK 1024732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2012 (based on the closing price of such stock as reported by NASDAQ on such date) was $475,653,106.

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of February 28, 2013 was 57,614,436 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement, for the 2013 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

iGATE CORPORATION

2012 FORM 10-K

PART I

ITEM 1.	BUSINESS

Forward-looking and Cautionary Statements

This Annual Report on Form 10-K (“Annual Report”) contains statements that are not historical facts and that constitute “forward-looking statements” within the meaning of such term under the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include statements regarding the business outlook, the demand for the products and services, and all other statements in this Annual Report other than recitation of historical facts. Words such as “expect”, “potential”, “believes”, “anticipates”, “plans”, “intends” and similar expressions are intended to identify such forward-looking statements. Forward-looking statements in this Annual Report include, without limitation, forecasts of market growth, future revenues, future expectations concerning growth of business, cost competitiveness, and other matters that involve known and unknown risks, uncertainties and other factors that may cause results, levels of activity, performance or achievements to differ materially from results expressed or implied by this Annual Report. Such risk factors include, among others: whether certain market segments grow as anticipated; the competitive environment in the information technology services industry; and whether the companies can successfully provide services/products and the degree to which these gain market acceptance. These and other risks are discussed in Item 1A of Part I of this Annual Report entitled “Risk Factors” and in other sections of this Annual Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Actual results may differ materially from those contained in the forward-looking statements in this Annual Report. Any forward-looking statements are based on information currently available to us and we assume no obligation to update these statements as circumstances change.

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

Business Overview

We are a worldwide outsourcing provider of integrated end-to-end offshore centric information technology (“IT”) and IT-enabled operations solutions and services. We deliver a comprehensive range of IT services through globally integrated onsite and offshore delivery locations primarily in India. We offer our services to customers through industry focused practices, including insurance, healthcare and life sciences, manufacturing, retail and logistics, banking and financial services, communications, energy and utilities, product and engineering solutions, government solutions and media and entertainment and through technology focused practices. IT services include application development, application management, verification and validation, enterprise application solutions, business intelligence and data warehousing, packaged software implementation, infrastructure management services, cloud computing services, embedded systems development, engineering design services, IT consulting, IT governance and customized learning solutions. IT-enabled services include business process outsourcing (“BPO”) transaction processing services and customer interaction services (“CIS”).

We were founded in 1986 and our principal executive office is located in Fremont, California. We have operations in India, Canada, the United States, Europe, Mexico, Singapore, Malaysia, Japan, Australia, the United Arab Emirates, South Africa, China, Switzerland, Mauritius and the United Kingdom.

With over three decades of IT Services experience and our distinctive philosophy of “Accountable for Clients’ Business” powered by our Integrated Technology and Operations platform (“iTOPS”), our multi-location global organization consistently delivers effective solutions to more than 300 active global clients, including a large number of Fortune 1000 companies.

We provide full-spectrum consulting, technology and BPO, and product engineering services. In an increasingly fragmented and intensely competitive marketplace, we look to disrupt traditional billing models, like the existing “time-and-material” model used by a majority of our competitors in favor of a more “client-friendly business outcome” model. The business outcome model is a non-linear model, that diminishes risk for a client, as they only pay for services actually used on a per-transaction basis.

A diversified, well-trained and motivated talent pool of more than 27,000 people work cohesively to deliver solutions based around a mature global delivery model to clients across the Americas, Europe-Middle East-Africa (EMEA) and Asia-Pacific. The reach and global-spanning capabilities of our delivery centers, allows us to be resourceful, but we are also small enough to be flexible, making us one of the most dynamic and highly adaptable large IT service companies.

iGATE capitalizes on the strength of our numerous combined synergies and core capabilities which enable us to be an effective and reliable transformation partner to our diverse client base. Our synergies and capabilities include: deep domain and delivery expertise; focus on micro-verticals; suites of IP-led solutions, methodologies and frameworks; technology alliances and service partnerships; secure and scalable delivery infrastructure across geographies; and mature quality management based on ISO, SEI-CMMi, Six Sigma, ITIL and COPC standards.

We have pursued strategic and targeted acquisitions, intended to enhance and add to our offerings of services and solutions, or enable us to expand in certain geographic and other markets. We completed our largest acquisition to date, and acquired a majority stake in iGATE Computer Systems Limited (“iGATE Computer”), formerly known as Patni Computer Systems Limited, (the “iGATE Computer Acquisition”), on May 12, 2011. Since that time, the two companies have been operating as a new, unified brand. The iGATE Computer Acquisition was valued at $1.24 billion. iGATE Computer provided multiple service offerings to its clients across various industries including banking and insurance; manufacturing, retail and distribution; life sciences; product engineering; communications, media and entertainment and utilities. These service offerings include application development and maintenance, enterprise software and systems integration services, business and technology consulting, product engineering services, infrastructure management services, customer interaction services, BPO, quality assurance and engineering services.

The iGATE Computer Acquisition brought together two highly recognized IT outsourcing companies with complementary industry verticals, with the intent to facilitate sustained long-term growth for the combined entity. By combining iGATE’s business outcomes service model and iGATE Computer’s delivery expertise and focus on micro-verticals, the companies could offer a new and impressive go-to-market strategy. Consequently, the iGATE Computer Acquisition enabled us to enhance our offerings of services and solutions and facilitated the expansion of our geographic and industry penetration. For more information on the iGATE Computer Acquisition, please refer to Recent Developments — Acquisition of iGATE Computer. We believe that our strategy of a global delivery model and the iGATE Computer Acquisition position us well to provide a greater breadth of services in catering to market needs and opportunities.

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

India’s services and software exports continue to see significant growth. India’s National Association of Software & Services Companies reports indicate that India’s IT software and services and BPO sectors are expected to exceed $108 billion in revenues in 2013.

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

Global Delivery Model

We have adopted a global delivery model for providing varied and complex IT-enabled services to our global customers spread across multiple locations. With a global presence and world class delivery centers spanning across the Americas, EMEA and Asia-Pacific, our global delivery model includes a well defined, single business management system with best industry practices, models and standards such as ISO, CMMI, ITIL and Six Sigma. Robust knowledge and responsibility transition across employees in the organization ensures clockwork-like efficiency and effectiveness of provided services.

Operational excellence is enabled through a highly collaborative work environment, superior infrastructure management and adoption of best practices. The organization’s firm commitment to knowledge management, training and development and benchmarked talent management practices creates a global resource pool and highly skilled distributed teams which are capable of addressing challenges across all time cycles and zones. We have delivery models encompassing pure offshore, pure onsite, pure near-shore and blended models (onsite, near-shore, offshore) to meet the specific requirements of our clients. Our global delivery model is dynamic and adaptable to match market demands and changes.

Our Clients, Solutions and Services

We provide a broad range of services/solutions to customers spread across North America, Canada, Europe and Asia-Pacific. Since its inception, the Company has steadily grown and built a strong customer base, including some of the top 10 global brands and Fortune 1000 companies. In 2012, our client base decreased from 379 customers as of December 31, 2011 to 304 customers as of December 31, 2012. We discontinued our business relationship with some of our small clients in 2012, and increased our focus on long-term strategic clients. Our top two customers continue to be General Electric Company (“GE”) and Royal Bank of Canada (“RBC”), and we are a preferred vendor partner with RBC. Preferred vendor status gives us equal opportunity to bid along with RBC’s other preferred vendors for most of its IT service demand arising in its various global business units. The partnerships with GE and RBC continue to significantly contribute to our growth accounting for 13% and 11% of our revenues for the year ended December 31, 2012 as compared to 12% and 15%, respectively, for the year ended December 31, 2011. The services provided to RBC and GE primarily include consulting, independent verification and validation, application development and maintenance, infrastructure management, BPO and other related IT services.

We offer IT services and innovative practices that enable business process improvement. We use well-documented and meticulously defined processes in tandem with high quality IT service delivery methodologies. These processes and IT services are driven by the goals of the client companies. Our technology expertise now ranges across Enterprise Resource Planning (“ERP”), customer relationship management and product engineering applications. We have dedicated competencies in SAP, Oracle, PeopleSoft, Genesys, Siebel and JD Edwards practice areas. The services/solutions we provide include IT services, customer interaction services and process outsourcing and consulting. IT services involves providing enterprise solutions, business intelligence and data warehousing, independent verification and validation, application development and management, infrastructure management and cloud computing services.

Industry Practices, Technology Practices and IT Services

We offer our services to customers through industry practices in insurance and healthcare, manufacturing, retail and logistics, banking and financial services, communications and utilities, and media and entertainment. We also have technology practices that offer services in product and engineering solutions. Our industry practices and technology practices are complemented by our IT services, which we develop in response to client requirements and technology life cycles. Our service lines include application development, application maintenance and support, verification and validation, enterprise application solutions, business intelligence and data warehousing, customer interaction services and BPO, infrastructure management services and IT consulting and governance.

Industry Practices

Insurance, Healthcare and Life Sciences

We are one of the largest full spectrum service providers for the Insurance industry. We have enabled insurance companies to defy challenges and improve business performance. For the last three decades, we have drawn on the full breadth of our domain expertise and technological capabilities to help insurance companies implement solutions designed to deliver business outcomes. Our unique iTOPS approach offers a business outcome-based model thus adding certainty to the clients’ business; enabling them to derive maximum value at increasing business efficiency levels. The iTOPS approach means a ‘one view’ on our clients’ technology and operations, which helps in following a synergistic approach to achieve business benefits.

We provide full-service insurance administration for health insurance carriers through our subsidiary, CHCS Services, Inc., leveraging a proprietary platform, multi-state licenses, and a variable cost model. The variable model bundles costs of application, infrastructure, people and processing in a “Per Member, Per Month” structure or “Cost Per Policy, Cost Per Claim” structure.

The Company has developed IT Services, infrastructure management and BPO solutions that enable insurers to grow their business while streamlining operations and remaining compliant. We assist our clients in achieving real differentiation through:

•	Integrated IT and BPO business solutions such as “Claims as a Service”;

•	Solution accelerators in the form of frameworks, processes, and prototyping models for new business fulfillment and policy administration modernization; and

•	Integrated consulting offerings for all insurance lines of business including ICD-10 assessments in the healthcare space.

End-to-End Insurance Solutions

Our IT consulting and insurance software solutions span across insurance lines of business including life and annuities, property and casualty/general insurance, reinsurance and healthcare. Over 5,000 dedicated personnel in the iGATE Insurance and Healthcare practice have deep domain understanding, expertise on legacy and modern technologies and systems, and experience implementing industry standards such as ACORD and ANSI X-12.

Manufacturing, Retail and Logistics

For the last three decades, we have helped global manufacturing, retail and logistics companies navigate through the business challenges and leverage technology to achieve superior business coordination, maximize production performance and create customer value.

In addition to our iTOPS approach, our unique “Concept2Consumption” business lifecycle model helps enterprises effectively deploy a sound business strategy, which addresses the critical business requirements across the entire product lifecycle.

Our “Micro-Vertical Framework” is based on the Concept2Consumption business lifecycle model, covering three distinct lifecycle phases:

•	Concept2Manufacturing;

•	Manufacturing2Distribution; and

•	Distribution2Consumption.

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

Banking and Financial Services

iGATE’s Banking and Financial Services, is widely recognized as a pioneer in delivering end-to-end service offerings including IT consulting, system integration, business system management, BPO and infrastructure management services to meet business needs. Our banking practice has several client relationships that are more than a decade old. We solve problems in the areas of credit products and processes implementation, transaction processing, internet banking, and back office operations. Our comprehensive risk and compliance solutions suite helps banks in their credit risk and collection implementation life-cycle through proprietary models, standard approaches, and methodologies.

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

With over 15 years of experience and a strong team of over 1,000 plan administrators, implementation specialists, pension actuaries, and ASPPA-certified trained resources, our Benefits Administration practice service offerings include retirements, health and welfare benefits, trust accounting in standalone mode and master trust, actuarial valuations, and superannuation.

Our experience includes:

•	Providing technology and business enabled solutions for the past 30 years;

•	Over 75 banking clients including a number of Fortune 500 companies;

•	Over 400 engagements executed through the offshore-onsite global delivery model;

•	Average 20 years of functional experience; and

•	Pool of over 5,500 specialized resources and 5,000+ engineering years of experience.

Communications, Energy and Utilities

In this highly competitive and fast changing industry, industry leaders in communication services constantly reinvent their business models to introduce game changing products and services in the market that change customer mindset, preference and behavior. It is essential for market leaders to establish their brand as the best in the market by turning demand into value and capitalizing on new types of connectivity through transformation of their business processes and information systems that make them flexible and nimble to launch and support new services continuously across multiple channels of communication. In this competitive landscape, we are helping our clients across the globe to enhance their agility and nimbleness to respond to business and regulatory changes, with a communication practice that blends industry knowledge, targeted services, technology and functional expertise with a proven global delivery model.

Energy benefits most from innovation and technology to overcome challenges of increasing energy supply from new frontiers and mitigating the environmental impacts of energy production and use. New field exploration and production and optimization across its value chain in down-stream operations, is critical to the success of an oil and gas company. Major business imperatives, like growth and diversification, faster exploration to production through advanced analytics at the oil head, excellence in “Health, Safety and Environment” practices using predictive analytics, and an optimized supply chain and realization of operational efficiencies, heavily depend on the alignment and management of resources, standardized and lean processes and utilization of state-of-the-art technologies. Advent of new processes like horizontal drilling, hydraulic fracturing and advance simulation techniques, combined with increasing competition due to high demand and market prices for oil, have motivated market leaders to continuously invest in specialized business solutions and information management. We provide full spectrum consulting, technology solutions to such market leaders through iTOPS.

Consolidation, deregulation, new technologies, competitive pressures and new customer service demands affect the utilities industry on a daily basis. To maintain leadership, major utility companies must differentiate themselves by proactively exceeding customer demands and lowering operational costs, while increasing customer satisfaction and shareholder value.

Across the globe, we provide IT consulting, solutions and services to numerous leading energy companies, utility providers and independent software vendors serving the industry. Our multi location global organization consistently delivers effective solutions to over 300 global clients, including a large number of Fortune 1000 communications, energy and utility companies.

Media and Entertainment

We have over 10 years of experience in the media and entertainment industry and have rich process and technology consulting experience. We have a strong relationship with global media conglomerates and have provided media and entertainment solutions to several top-tier companies in the areas of broadcasting, online gaming, publishing and content processing.

Our broad portfolio of focus segments in the industry encompass:

•	Digital Asset Management;

•	IP Rights Management;

•	Digital Media Content Publishing Platform;

•	Social Networking Platform;

•	Campaign and Viral Marketing Platform;

•	Sales and Marketing Analysis;

•	Web Content Management Solutions;

•	Viewership ratings and Research;

•	Program Production Planning and Management;

•	Affiliates Management;

•	Native Mobile Application development;

•	Cross Platform Mobile Development using HTML 5, CSS, and JS; and

•	User Experience Design.

Technology Practice

Product Engineering

An increasing demand for innovative electronic products at a lower cost presents tremendous challenges for companies trying to satisfy these requirements. These challenges along with globalization of markets have forced companies to consider outsourcing in the product engineering and design domains. In order to address these constraints, a paradigm shift is required in the mindset of the offshore partner to support the product lifecycle and processes while serving the product companies. We help companies address these challenges effectively through our product engineering and engineering design services practice. Our product design services have helped clients reduce their time-to-market while ensuring high levels of quality by leveraging the following:

•	Decades of experience in Product Engineering for various OEMs, Tier-1 and Tier-2 companies;

•	iGATE Qzen™ methodologies to steer project management rigor;

•	Experienced technical architects and specialists for product engineering assignments;

•	Engineering teams with specialized skill-sets and domain knowledge;

•	Investment in various tools and infrastructure; and

•	Robust IP security policy and IP protection framework.

Our Product Engineering Solutions group brings vast experience in providing research and development, engineering services and product life cycle support in focused industry domains, namely:

•	Automation and Control;

•	Automotive;

•	Consumer Electronics;

•	Medical Devices;

•	Mobile and Wireless;

•	Office Automation; and

•	Storage, Networks and Computing.

Our high-quality, cost-effective and business-focused approach to product design services has helped our clients reap significant year-on-year benefits. We have serviced several Fortune 500 clients and market leaders in the product engineering space. Some of our marquee clients include:

•	World leaders in information storage products from the U.S.;

•	World’s leading manufacturer of class III medical devices from the U.S.;

•	World leaders in digital lifestyle products from Japan;

•	World’s leading automobile manufacturing company from the U.S.;

•	Second largest manufacturer of elevators and moving walkways from Europe;

•	European manufacturer of handheld entertainment and information delivery products; and

•	American manufacturer of multi-functional printers and various office equipment.

IT Services

Application Development

We have adopted and gained considerable expertise in agile development methods to ensure that clients benefit from productivity improvements especially in terms of increased flexibility to respond to changing requirements. Additionally, we help organizations maximize their return from an agile transition through its proven change management methodology that helps enterprises smoothly traverse the cultural shift required by such process changes. In the traditional arena, we offer a suite of methodologies and frameworks which when combined with its vast domain and technical expertise provide the best balance in terms of cost, agility, and quality for building applications that meet business requirements. We are committed to deliver the following benefits to our clients:

•	Improved productivity year-on-year with immediate and near-term cost saving benefits;

•	Improved response to unpredictable demand and managing capacity variations in application development using our “Variable Build Model”;

•	Speed-to-market;

•	Greater cost savings via efficient and distributed service offerings and delivery models;

•	Improved process efficiency and resource optimization;

•	Faster development cycle with greater visibility into the development process; and

•	A “Center of Excellence” for niche technologies and domain areas.

Application Management

iGATE can effectively resolve many challenges faced by global clients through end-to-end management of infrastructure, applications and processes. Our comprehensive application management services comprise:

•	Application maintenance;

•	Application portfolio rationalization; and

•	Legacy modernization.

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

Verification and Validation

We have combined our software development and maintenance services experience with our expertise across multiple technologies to offer global organizations centralized and qualified testing services, skilled staff, and certified standards. Technology vendors leverage our specialized solutions to:

•	Reduce post production defects;

•	Improve product quality;

•	Accelerate test cycles;

•	Shorten delivery schedules and achieve faster time-to-market;

•	Lower testing costs by up to 50 percent; and

•	Enjoy optimum return on investments.

We offer a range of delivery models that suit different engagements and enterprise requirements. Our fixed-price and volume based engagement models helps clients to identify gaps between their requirements from an application and the actual functionality delivered while minimizing risk exposure and providing greater transparency. The services are optimally designed for automation and performance testing engagements to help enterprises control costs and gain assured benefits.

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

We have developed deep expertise in leading packaged ERP applications, including SAP, Oracle, PeopleSoft, and JD Edwards. We have deep expertise in related solution areas such as supply chain management, customer relationship management, enterprise integration, and business intelligence. Our experience in implementation and post-implementation support spans across a wide range of vertical industry sectors — from food and beverages to automobiles and transportation to electronic and consumer goods.

Business Intelligence and Data Warehousing

We offer deep expertise in enterprise information management that encompasses services like data integration, master data management, data warehouse management, data cleansing and quality management, creating dashboards and reports, advanced analytics and corporate performance management. We enable enterprises to deploy solutions that manage structured as well as unstructured information on a real-time basis and makes it available to the business in the form of intelligible dashboards, scorecards, and drill-through reporting. Our iTOPS model has led delivery model ensure assured business outcomes through consulting services, data consolidation, effective master data management and information governance, end-to-end business and technology services, integration and analysis of information to drive high performance.

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

We provide customized global sourcing solutions to a diverse group of clients who rely on us for vertical-specific processes, as well as shared corporate services. In addition to a broad range of horizontal services including IT helpdesk, finance and accounting, human resource services, enterprise-wide service desk and product support, we also provide a comprehensive suite of CIS and BPO services for the insurance, financial services, telecom and life sciences vertical markets. For 401(k) Plan administrators within the Insurance space, we also offer offshoring services of the entire benefits administration lifecycle.

We offer clarity and expedience in delivering CIS and BPO solutions. We give clients a clear roadmap that is designed to enhance productivity and reduce costs through process assessment, process standardization and process re-engineering. To ensure the highest levels of information quality and integrity, we have adhered to the BS7799 standard to establish a robust information security management system that integrates process, people and technology to assure the confidentiality, integrity and availability of information. A global infrastructure helps us implement CIS and BPO services that utilize the right combination of resources from offshore, onshore or onsite. We offer these CIS and BPO services through our state of the art BPO centers in India and across the globe. We also have in place a comprehensive model for disaster recovery and business continuity in the event of any disruption.

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

Enterprises can achieve cost efficiencies and accelerated time-to-delivery by leveraging our robust global delivery model, proven methodologies, standardized tools and mature processes for enterprise infrastructure management services. We offer focused solutions in core infrastructure areas and leverages it with our proven IT infrastructure assessment tool and methodologies to design solutions that are closely aligned to the client’s business strategy.

Our comprehensive, industry-leading portfolio of infrastructure management services guarantees high reliability, round-the-clock availability, remote manageability, and optimum scalability. Our domain expertise spans diverse set of systems and technologies. Clients can leverage our offshore service delivery centers to avail proactive and cost-effective solutions and gain quick return on IT infrastructure investments.

Cloud Computing Services

Cloud computing is among the leading disruptive trends and strategic technologies of this decade that offers a new IT delivery model. Several recent new developments have made security, risk management and governance in the “Cloud” more manageable, and hence opened up new options for enterprises that want to leverage the Cloud. Enterprises derive a host of benefits from a smart and consistent Cloud strategy. We help clients seek a smooth transformation to Cloud computing by addressing the various challenges they face.

We deliver end-to-end cloud computing services from consulting, architecture, design and implementation to management-monitoring. We offer cloud computing services by addressing issues such as: reducing capital expenditure, maximizing utilization of computing resources, reducing their management complexity. By leveraging our deep expertise, proven methods, frameworks, and multi-vendor alliances, we accelerate, and lower the risk of, transitioning client’s IT to the best suited Cloud.

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

Engineering Design Services

We have a well-established engineering services practice for addressing various concerns faced by product development teams. We offer engineering services that span across the entire lifecycle of a product — conceptualization through prototyping and manufacturing support. We provide multi-platform expertise in CAD/CAM/CAE/PLM. Our engineering services have enabled customers to create improved designs, analyze design problems, improve product efficiency, manage design data from multiple sources, migrate from one design platform to the other and adapt to new software releases. We also provide engineering software customization services to create custom interfaces to handle routine/repetitive design tasks, geographic information systems, and document conversion services.

IT Consulting

We provide key IT consulting services that address aspects of reducing cost, increasing agility and enabling transformation. Our consulting offerings are based on an analytical approach to understand the business problems, resulting in practical recommendation and actionable plans. Our value proposition is based on a confluence of business knowledge, deep hands-on technology skills and a focused approach through the use of in-house methodologies, frameworks and tools.

We provide IT consulting services in areas such as IT transformation, strategic cost transformation, offshore advisory services, process consulting services, enterprise architecture services, model-based software process improvement, focused process solutions, quality management, customized solutions, ITIL process solutions, social and collaborative knowledge management, organizational change management and Six Sigma consulting services.

IT Governance

Our dedicated IT Governance Center of Excellence helps businesses to adopt effective IT governance strategies that will help them control, comply and align IT with business priorities. These strategies enable IT and the businesses to function in tandem as a cohesive unit that delivers real value to the organization. We provide solutions that conform to standards like SOX, BASEL II, using COBIT, ITIL, PMI as the guiding principles while helping them to meet their objectives of IT governance and project portfolio management. Our project portfolio management and IT governance outsourcing solutions ensure the unlocking of real cost savings and innovation value delivery through establishing the integrative systems and incorporating best practices to enable optimal management of our customers’ IT portfolio.

Our deep technology and consulting capabilities are well complemented by our partnerships and alliances with leading product vendors in the IT governance sector. Our composite service offerings enable us to leverage the effective use of technology and business to build holistic IT governance solutions for our clients.

Customized Learning Solutions

Over the years, we have extended and leveraged our rich in-house experience to enable our customers realize their vision of developing required skills, knowledge and attitudes of their workforce. We achieve this by using the principles of instructional design, educational psychology and cognitive psychology for competency development in the area of technical, behavioral, project management, quality management and leadership skills.

We provide a suite of customized learning solutions comprised of corporate training, custom content development, and blended learning solutions. This provides our customers with competency development, retention of application knowledge and effective user friendly documentation.

Competition

The IT and IT-enabled operations offshore outsourcing services industries are highly competitive, and are served by numerous global, national, regional and local firms. Our primary competitors in the IT and IT-enabled outsourcing industry include IT outsourcing firms, consulting firms, systems integration-firms and general management consulting firms such as Tata Consultancy Services Limited, Infosys Technologies Limited, Cognizant Technology Solutions Corporation, Wipro Limited, Genpact Limited, WNS (Holdings) Limited, EXLService Holdings Inc., Syntel Inc., Mindtree Limited, HCL Technologies and Hexaware Technologies Limited.

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

For discussion of risks relating to Competition, see “Risk Factors — Continued pricing pressures may reduce our revenues,” in Item 1A, which is incorporated herein by reference.

Competitive Strengths

We believe that we are well-positioned to capitalize on the following competitive strengths to achieve future growth:

Differentiated Business Model:

We are the first outsourcing solutions provider to offer fully integrated technology and operations structure with global service delivery. By integrating IT and BPO services, our approach enables a business model that encourages continual innovation in all areas of business transformation. We offer end-to-end converged solutions, and this integration runs through our entire sales and delivery organization. Our iTOPS Model ensures business process improvement integrated with technology solution optimization, leading to business effectiveness and enhanced cost advantage for our clients.

Commitment to Attracting and Retaining Top Talent:

Our strong corporate culture and work environments have received numerous awards, including the coveted #1 ranking as “Best Indian IT Employer” in 2012 by DataQuest-CMR. Our success depends in large part on our ability to attract, develop, motivate and retain highly skilled IT and IT-enabled service professionals. We recruit in a number of countries, including India, Canada, the United States, Mexico, Singapore, Japan, Australia and the United Kingdom. Our employees are a valuable recruiting tool and are actively involved in referring new employees and screening candidates for new positions. We have a focused retention strategy and extensive training infrastructure.

Deep Industry Expertise:

Our full lifecycle project experiences cover numerous industry verticals, having successfully met the stringent demands for many leading Fortune 1000 companies over the years. We offer specialized industry practices in areas such as financial services, insurance, life sciences, manufacturing, retail, media and entertainment and healthcare. We understand the unique strategic and tactical challenges faced within each vertical allowing us to optimize and differentiate our solutions.

Successful Client Relationships:

We have demonstrated the ability to build and manage our client relationships. Our long-term relationships typically develop from performing discrete projects to providing multiple service offerings spread across client’s businesses. Through our flexible approach, we believe we offer services that respond to our clients’ needs regardless of their size. By leveraging our industry experience with our project management capabilities and breadth of technical expertise, we solidify and expand our client relationships.

Breadth of Solutions:

We provide a comprehensive range of IT services, including application development and management, packaged software implementation, infrastructure management services, product engineering, cloud computing, business intelligence and data warehousing and BPO services. Our knowledge and experience span multiple computing platforms and technologies, which enable us to address a range of business needs and to function as a virtual extension of our clients’ IT departments. We offer a broad spectrum of services in select industry sectors, which we leverage to capitalize on opportunities throughout our clients’ organizations.

Proven Global Delivery Model:

We have characterized a clear value proposition around our global delivery model which enables us to offer flexible onsite and offshore services that are cost efficient and responsive to our clients’ preferences. Our operational excellence is enabled through a highly collaborative work environment, superior infrastructure management and adoption of best practices. We also offer access to knowledgeable personnel and best practices, deep resources and cost-efficient solutions. We have made substantial investments in our processes, infrastructure and systems, and we have refined our global delivery model to effectively integrate onsite and offshore technology services.

Leadership:

The efforts and abilities of our Chief Executive Officer, Phaneesh Murthy, and our senior management team have contributed greatly to our success. Our senior management team includes well-known thought leaders in IT-enabled services and all members have significant experience with the onsite/offshore delivery model we employ.

Business Strategy

Our Vision:

Our vision is “Changing the rules to deliver high-impact outcomes for a new technology-enabled world”. iGATE is a fully integrated iTOPS enterprise with a global services model. We enable clients to optimize their business through a combination of process investment strategies, technology leverage and business process outsourcing and provisioning. We have leveraged our deep understanding of diverse business challenges faced by global enterprises, coupled with our thought leadership in IT, and process/operations excellence in building the iTOPS model. iTOPS facilitates a single-point analysis of the multidimensional business matrix which encompasses factors such as business goals, IT operations, processes, human resources and related costs.

iGATE has introduced the “Pay for Results” paradigm which has become a game changer in the IT and BPO market. Our business outcomes-driven solutions approach mitigates the inherent IT and common business risks of large projects and complex offshore practices and operations, by transferring the risks to us. Our business outcomes model provides key benefits to clients by reducing risk from demand variation and technology, delivering a truly variable cost structure to better manage their businesses. The model provides predictable results and costs, and eliminates management and personnel overheads. Our business outcomes-based pricing model is high on impact and high on outcome and has the potential to redefine the way the industry conducts business.

We intend to become the leading provider of iTOPS services. In order to achieve this goal, we are focused on the following strategies:

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

Strengthen and Broaden our Industry Expertise with Micro Vertical Focus

We intend to strengthen our understanding of key industries by investing in building or acquiring intellectual property like platforms, tools, etc. in chosen micro verticals within each industry segment that we operate. We shall also continue to invest in a strong base of industry experts, business analysts and solutions architects as well as considering select targeted acquisitions. We believe we can create competitive differentiation and add more value than a general service provider through such investments by enhancing our understanding in specific industry and domain requirements of our clients.

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

Our Partner Companies and Affiliates

We operate our business principally through our 100% owned operating subsidiaries iGATE Technologies, Inc., a Pennsylvania corporation (“iGATE Technologies”), iGATE Global Solutions Limited (“iGATE Global”) and iGATE Computer each of which are engaged in IT and IT-enabled operations. iGATE Global and iGATE Computer are companies incorporated in India under the Indian Companies Act, 1956.

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

For discussion of risks relating to intellectual property rights and cyber security, see Item 1A “Risk Factors — Our business could be materially adversely affected if we do not or are unable to protect our intellectual property or if our services are found to infringe or misappropriate on the intellectual property of others” and “System security risks and cyber-attacks could disrupt our information technology services provided to customers, and any such disruption could reduce our expected revenue, increase our expenses, damage our reputation and adversely affect our stock price” of this report.

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

Recent Developments

Acquisition of iGATE Computer

On May 12, 2011, we completed the iGATE Computer Acquisition through our 100% owned subsidiaries, Pan-Asia iGATE Solutions (“Pan-Asia”) and iGATE Global. To consummate the acquisition of iGATE Computer we entered into a securities purchase agreement with Viscaria Limited to raise equity financing to fund a portion of the cash consideration for the iGATE Computer Acquisition. We also agreed to sell to Viscaria

Limited, in a private placement, up to 480,000 shares of newly designated 8.00% Series B Convertible

Participating Preferred Stock, no par value per share (the “Series B Preferred Stock”), for an aggregate purchase price of up to $480 million. In February and May of 2011, we issued a total of 330,000 shares of Series B Preferred Stock to Viscaria Limited for total consideration of $330 million.

The remainder of the consideration for the iGATE Computer Acquisition was funded through our issuance on April 29, 2011 of $770 million of 9.0% senior notes, due May 1, 2016 (the “Notes”), through a private placement pursuant to an Indenture (the “Indenture”). Interest on the Notes is payable semi-annually in cash in arrears on May 1 and November 1 of each year, beginning on November 1, 2011. The Notes are senior unsecured obligations of the Company, guaranteed by the Company’s restricted subsidiaries, as defined in the Indenture. The Notes were eligible to be exchanged for Exchange Notes, registered under the Securities Act of 1933, as amended, and, pursuant to an exchange offer initiated on December 13, 2011, all of the Notes were tendered by the Note holders as of February 14, 2012. For more information on the Notes, please refer to Note 5, Senior Notes to our audited consolidated financial statements included elsewhere in this Form 10-K.

In connection with our integration efforts following the iGATE Computer Acquisition, we commenced the process of acquiring the remaining 15.82% of iGATE Computer’s outstanding share capital (excluding American Depository Shares (“ADSs”)) from iGATE Computer’s public shareholders and delisting the fully paid-up equity shares of iGATE Computer. On March 14, 2012, Pan-Asia, along with iGATE Global and iGATE, issued a public announcement regarding the proposed acquisition of remaining iGATE Computer share capital and delisting the fully paid-up equity shares of iGATE Computer. iGATE Computer then applied to the Bombay Stock Exchange (“BSE”) and the National Stock Exchange (“NSE”) to voluntarily delist its equity shares from those exchanges. Upon completion of the purchase of iGATE Computer’s remaining shares, trading was discontinued as of May 21, 2012 and iGATE Computer’s shares were delisted from the records of the BSE and the NSE as of May 28, 2012. Subsequently, iGATE Computer applied for voluntary delisting of its ADSs from the New York Stock Exchange (the “NYSE”) and for deregistration of the ADSs under the Securities Exchange Act of 1934. The ADSs were delisted from the NYSE after the close of trading on September 28, 2012 and became tradable on the U.S. over-the-counter market as of October 1, 2012. On October 1, 2012, iGATE Computer filed a Form 15 with the SEC, deregistering the ADSs from the SEC’s reporting requirements. The deregistration automatically became effective 90 days after such filing on December 31, 2012.

Mergers of iGATE Subsidiaries

Following the successful integration of our company and iGATE Computer, we began the process of merging certain of our subsidiaries to simplify our corporate structure, increase operational efficiencies and reduce costs. As an initial step in this process, iGATE Computer entered into a share purchase agreement on August 28, 2012 with another subsidiary of ours, iGATE Technologies Inc. (“iTI”), to transfer all the shares of iGATE Americas Inc. (f/k/a Patni Americas Inc.) (“iAI”) from iGATE Computer to iTI for total consideration of $82.9 million. In addition to the above noted consolidation, on December 31, 2012, we merged two of our U.S. subsidiaries namely Patni Telecom Inc. into iAI and then iAI was merged into iTI. The purpose of this merger was to help us achieve our long term objective of simplifying the U.S. legal entity structure, which would lead to delivering greater synergies and cost efficiencies to our clients, minimizing compliance costs and enabling us to pool management teams and employees. CHCS Services Inc., will continue as an independent subsidiary of iTI.

Continuing with this process, on October 11, 2012, our Board of Directors approved the plan to merge iGATE Computer with iGATE Global (the “Merger”). The Merger was further approved by the Board of Directors of iGATE Computer and the Board of Directors of iGATE Global on October 26, 2012. To allow for the consolidation of iGATE Computer with iGATE Global pursuant to the “Scheme of Arrangement,” described below, iGATE Computer commenced termination of its American Depositary Receipt (“ADR”) program. On December 14, 2012, iGATE Computer provided termination and amendment notice to holders of its ADRs, pursuant to the terms of a Deposit Agreement, dated December 7, 2005, as amended, between the Bank of New York Mellon, as Depositary, and iGATE Computer (the “Deposit Agreement”). Under the terms of the Deposit Agreement, the ADR program was to have terminated on January 13, 2013. Following termination of the ADR program, the Depositary will service the ADRs until March 13, 2013, allowing holders to transfer their ADRs or exchange their ADRs for underlying equity shares of iGATE Computer, par value Rs. 2 (the “Shares” or the “Common Stock”). On or around March 13, 2013, the Depositary expects to tender any Shares remaining in the ADR program into the Subsequent Offering Period (as defined in the Company’s Schedule TO filed on January 03, 2013) and provide holders of ADRs the cash proceeds of Indian Rupee (“INR”) 520 per share, less customary expenses.

Concurrently with the termination of iGATE Computer’s ADR program, we continued the process of the Merger, and on December 29, 2012, in accordance with the direction of the High Court of Judicature at Mumbai, India, iGATE Computer sent a notice to its shareholders, convening a meeting of shareholders (Court Convened Meeting or CCM) to approve the “Scheme of Arrangement” of iGATE Computer with iGATE Global, filed with the High Court of Judicature at Mumbai, India on October 29, 2012 (the “Scheme”). Pursuant to the terms of the Scheme, holders of Shares were to have received 5 shares of common stock, par value Rs. 10 of iGATE Global (“iGS Shares”) for each 22 Shares of iGATE Computer (the “Share Exchange Ratio”). Prior to the completion of the Merger, the terms of the Subsequent Offering Period will not change. Upon the consummation of the Merger, holders of Shares will be issued iGS Shares in accordance with the Share Exchange Ratio, subject to rounding for fractional shares. Following completion of the Merger, iGS Shares will be accepted pursuant to the terms of the Subsequent Offering Period, subject to a price adjustment to account for the Share Exchange Ratio and each iGS Share owned may be tendered in the Subsequent Offering Period for Rs. 2,288.

Accordingly, the CCM was conducted on January 22, 2013 at which time the Merger was approved and the appointed date changed to April 1, 2012.

Consummation of Term Loan for balance acquisition of iGATE Computer’s shares

To consummate these acquisitions and consolidations, Pan-Asia entered into a credit agreement (the “Original Credit Facility”), on March 08, 2012, in an aggregate principal U.S. Dollar equivalent of $215 million. The Original Credit Agreement was subsequently amended to increase the commitment amount to $265 million and modify certain elements of the Original Credit Facility.

On January 22, 2013, the Company and its domestic subsidiary guarantors entered into the First Amendment with the above lenders and Administrative Agent to amend four covenants covering maintenance of security interests of iGATE Global, application of proceeds received from iGATE Computer, negative pledge in respect of shares of iGATE, and Pan-Asia’s holding in the merged Indian subsidiary.

For more information on the Merger, consolidations and financings, please refer to the disclosure provided in the Company’s Schedule TO filed on January 03, 2013 and Item 7 — Recent Events Impacting Future Operations contained in this Annual Report on Form 10-K.

Reportable Financial Segments

Following the delisting of iGATE Computer from the Indian Stock Exchanges in May 2012, the Company’s Chief Executive Officer, who is the chief decision making officer, determined that the business will be operated and managed as a single segment. Therefore, no segment information is provided.

Note 21, Segment Information, to our audited consolidated financial statements included elsewhere in this Form 10-K provides further financial information related to the geographic areas in which we operate.

Seasonality

Our operations are generally not affected by seasonal fluctuations. However, our consultants’ billable hours are affected by national holidays and vacation policies, which vary by country.

Innovation

We recognize innovation as a key focus area to continually create value for our customers. Through our innovative solutions, we address the various technological and business challenges of our clients. Our innovation also enhances the delivery excellence of our own services. We believe that our innovation initiative complements our business outcomes model and provides a competitive advantage to our customers.

Our research and innovation group consists of a dedicated team of researchers and experts who focus on the following areas:

•	Delivery Innovation: To provide exceptional value to customers through ensured delivery excellence.

•	Technology Incubation: To explore emerging and niche technologies and create solutions for enabling business outcomes of enterprises.

•	Business Analysis and Incubation: To create new business opportunities for iGATE by tracking the pulse of the industry and crafting business-value propositions for customers.

•	Industry Thought Leadership: To leverage our experience and expertise across different emerging industry and technology areas and conduct relevant market research.

Human Resources

As of January 31, 2013, we employed 27,616 non-unionized professionals (including 1,215 subcontractors), which consisted of 25,871 IT and IT-enabled service professionals and 1,745 individuals working in sales, recruiting, general and administrative roles.

As of January 31, 2013, of the 3,131 professionals working for us in the United States, 52.5% were working under H-1B temporary work permits.

We believe that our strong corporate culture and work environments have allowed us to attract and retain highly talented and motivated employees.

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

Our revenue and gross margin depend significantly on general economic conditions and the demand for IT services in the markets in which we operate. Economic weakness and constrained IT spending has resulted, and may result in the future, in decreased revenue, gross margin, earnings and growth rates. A material portion of our revenues and profitability is derived from our clients in North America and Europe. Weakening in these markets as a result of high government deficits, credit downgrades or otherwise, could have a material adverse effect on our results of operations. Ongoing economic volatility and uncertainty affects our business in a number of other ways, including making it more difficult to accurately forecast client demand beyond the short term and effectively build our revenue and resource plans. Economic downturns also may lead to restructuring actions and associated expenses. Uncertainty about future economic conditions makes it difficult for us to forecast operating results and to make decisions about future investments. Delays or reductions in IT spending could have a material adverse effect on demand for our products and services, and consequently the results of operations, financial condition, cash flows and stock price.

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

Changes in our level of taxes, and audits, investigations and tax proceedings could have a material adverse effect on our results of operations and financial condition.

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

In addition, our effective tax rate in the future could be adversely affected by changes to our operating structure, changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws and the discovery of new information in the course of our tax return preparation process. In particular, the carrying value of deferred tax assets is dependent on our ability to generate future taxable income. In addition, corporate tax reform framework proposals announced by the United States government in February 2012 could, if adopted, affect our tax rate. Other tax proposals that provide relief to businesses by retroactively reinstating certain tax benefits and credits have also been introduced, like the American Taxpayer Relief Act of 2012, and could change our tax rate, and impact our financial condition.

Our earnings may be adversely affected if our subsidiaries, iGATE Computer and iGATE Global, receive an adverse determination resulting from a pending tax review of their domestic or foreign operations.

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

Presently, we benefit from the tax holidays given by the government of India for the export of IT services from specially designated special economic zones (“SEZs”) in India. As a result of these incentives, which include a 10 year tax holiday from Indian corporate income taxes for the operation of most of our Indian facilities, our operations have been subject to relatively low tax liabilities.

Development centers operating in SEZs are entitled to certain income tax incentives which commence from the date of start of operations of 100% of the export profits for a period of five years, 50% of such profits for the next five years and 50% of the profits for a further period of five years subject to satisfaction of certain capital investments requirements. Our profitability would be adversely affected if we are not able to continue to benefit from these tax incentives.

Other tax benefits available for our “Software Technology Parks” (“STPs”) facilities in India expired on March 31, 2011, causing significant increases to our effective Indian tax rate.

Further, provisions of the Indian Income Tax Act 1961 are amended on an annual basis by enactment of the Finance Act and may result in additional tax liability. We may also be subject to changes in tax rates or liability resulting from the actions of applicable income tax authorities in India or from Indian tax laws that may be enacted in the future. For example, we may incur increased tax liability as a result of a determination by applicable income tax authorities that the transfer price applied to transactions involving our subsidiaries and the Company was not appropriate.

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

If for any reason we are unable to meet our debt service obligations, we would be in default under the terms of the agreements governing our outstanding debt. If such a default were to occur, the lenders under each of the Revolving Credit Facilities, Term Loans and the Packing Credit Facility could elect to declare all amounts outstanding under the Revolving Credit Facilities, Term Loans and the Packing Credit Facility, as applicable, immediately due and payable, and such lenders would not be obligated to continue to advance funds under the Revolving Credit Facilities, Term Loans and the Packing Credit Facility, as applicable. If the amounts outstanding are accelerated, we cannot assure you that our assets will be sufficient to repay in full the money owed to the banks or to our debt holders.

The Indenture, the Term Loans, the Revolving Credit Facilities and the Packing Credit Facility contain various covenants limiting the discretion of our management in operating our business and could prevent us from capitalizing on business opportunities and taking some corporate actions.

The Indenture, the Term Loans, the Revolving Credit Facilities and the Packing Credit Facility impose significant operating and financial restrictions on us. These restrictions limit or restrict, among other things, our ability and the ability of our restricted subsidiaries to:

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

A breach of any of the covenants contained in our Term Loans, Revolving Credit Facilities and the Packing Credit Facility including our inability to comply with the financial covenants could result in an event of default thereunder, which would allow the lenders under the Term Loans, Revolving Credit Facilities and the Packing Credit Facility, as applicable, to declare all borrowings outstanding to be due and payable, which would in turn trigger an event of default under the Indenture and, potentially, our other indebtedness. At maturity or in the event of an acceleration of payment obligations, we would likely be unable to pay our outstanding indebtedness with our cash and cash equivalents then on hand. We would, therefore, be required to seek alternative sources of funding, which may not be available on commercially reasonable terms, terms as favorable as our current agreements or at all, or face bankruptcy. If we are unable to refinance our indebtedness or find alternative means of financing our operations, we may be required to curtail our operations or take other actions that are inconsistent with our current business practices or strategy.

Failure to maintain our credit ratings could adversely affect our liquidity, capital position, borrowing costs and access to capital markets.

We depend on capital markets to fund our business and as source of liquidity. Our borrowing costs and our access to the debt capital markets depend significantly on our credit ratings. These ratings are assigned by rating agencies, based on an evaluation of a number of factors, including our financial strength. These rating agencies may downgrade our ratings or make negative implications about our business at any time. Credit ratings are also important for our competition in certain markets and when seeking to engage in longer-term transactions, including over-the-counter derivatives. A reduction in our credit ratings could increase our borrowing costs and limit our access to the capital markets. This, in turn, could reduce our earnings and adversely affect our liquidity. There can also be no assurance that we will be able to maintain our current credit ratings, and any actual or anticipated changes or downgrades in our credit ratings may further have a negative impact on our liquidity, capital position and access to capital markets.

Risks associated with the complexities of our differentiated business outcomes model may result in lower growth, reducing our revenue and profitability.

We have built a reputation and core differentiating attribute around our unique business outcomes-based model. In an intensely competitive marketplace, we look to transform by deviating away from traditional billing models, like the existing “time-and-material” model used by a majority of our competitors in favor of a more “client-friendly business outcome” model. The business outcome model is a non-linear model that diminishes risk for a client, as they only pay for services actually used on a per-transaction basis. However, in this outcomes-based model a greater proportion of risk is transferred to us in terms of vendor estimation of costs and resources, quality or rework required in a project. Our success in this model depends on how efficiently we facilitate a multidimensional business matrix which encompasses business goals, IT, operations, processes and related costs. If we fail to leverage our understanding of diverse business challenges faced by global clients or fail to provide optimal and holistic business solutions, our growth might be hampered thereby reducing our revenue and profitability.

System security risks and cyber-attacks could disrupt our information technology services provided to customers, and any such disruption could reduce our expected revenue, increase our expenses, damage our reputation and adversely affect our stock price.

Security and availability of IT infrastructure is utmost concern for our business, and securing all critical information and infrastructure necessary for rendering services is also one of the top priorities of our customers. For this reason, we have implemented an “Information Security Management System” in accordance with the internationally recognized standard ISO/IEC 27001:2005, and maintain and monitor security controls continuously to protect against any security breach or cyber-attack. We have also deployed controls at all our delivery centers in the United States and India which satisfy SSAE 16 SOC 1 Type II reporting to the SEC. Additionally, we have implemented a “Defense-in-Depth” approach, which is a multi-faceted security approach that implements both technical and non-technical layers of security to protect valuable resources. We believe that defensive countermeasures should be used to reinforce each other, protecting information and resources while allowing response activities to be undertaken quickly and efficiently. In this manner, a single security technique or mechanism is not relied upon to protect valuable resources, resulting in a higher degree of security.

Our delivery and data centers located in the United States, Asia, the EU and Asia-Pacific regions provide IT and BPO services. To rapidly respond to natural disasters or other business disruptions occurring in these geographical areas, we utilize various technological measures to diminish loss and disruption, including implementation of failsafe controls in the event a data center is offline, shifting services to other, undamaged data centers and utilizing backup lines in the event of telecommunication line failure.

In addition to our existing insurance coverage, we have purchased “Security and Privacy Liability Insurance, First Party Crisis Management Insurance,” which also includes identity theft protection, and “Technology Errors & Omissions Insurance,” to protect us against losses resulting from such system security risks and cyber-attacks.

Nonetheless, system security risks and cyber-attacks could breach the security and disrupt the availability of our IT and BPO services provided to customers. Any such breach or disruption could allow the misuse of our information systems, resulting in litigation and potential liability for us, the loss of existing or potential clients, damage to our reputation and diminished brand value, and could have a material adverse effect on our financial condition.

Our network and our deployed security controls could also be penetrated by a skilled computer hacker or intruder. Furthermore, a hacker or intruder could compromise the confidentiality and integrity of our protected information, including personally identifiable information; deploy malicious software or code like computer viruses, worms or Trojan horses, etc may exploit any security vulnerabilities, known or unknown, of our information system; cause disruption in the availability of our information and services; and attack our information system through various other mediums.

We also procure software or hardware products from third party vendors that provides, manages and monitors our services. Such products may contain known or unfamiliar manufacturing, design or other defects which may allow a security breach or cyber-attack, if exploited by a computer hacker or intruder, or may be capable of disrupting performance of our IT services and prevent us from providing services to our clients.

In addition, we manage, store, process, transmit and have access to significant amounts of data and information that may include our proprietary and confidential information and that of our clients. This data may include personal information, sensitive personal information, personally identifiable information or other critical data and information, of our employees, contractors, officials, directors, end customers of our clients or others, by which any individual may be identified or likely to be identified. Our data security and privacy systems and procedures meet applicable regulatory standards and undergo periodic compliance audits by independent third parties and customers. However, if our compliance with these standards is inadequate, we may be subject to regulatory penalties and litigation, resulting in potential liability for us and an adverse impact on our business.

Despite adopting data security and privacy measures, we are still susceptible to data security or privacy breaches, including accidental or deliberate loss and unauthorized disclosure or dissemination of such data or information. Any breach of such data or information may lead to identity theft, impersonation, deception, fraud, misappropriation or other offenses in which such information may be used to cause harm to our business and have a material adverse effect on our financial condition, business, results of operations and cash flows.

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

Our business could be materially adversely affected if we do not or are unable to protect our intellectual property or if our services are found to infringe upon or misappropriate the intellectual property of others.

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

Our revenues are highly dependent on clients primarily located in North America, as well as clients concentrated in certain industries. Economic slowdowns, changes in U.S. law and other restrictions or factors that affect the economic health of these industries may affect our business. In the year ended December 31, 2012, approximately 80.3% of our revenue was derived from customers located in the United States and Canada. We have in the past derived, and may in the future derive, a significant portion of our revenue from a relatively limited number of clients. Our five largest clients represented approximately 37%, 40% and 72% of revenues for the years ended December 31, 2012, 2011 and 2010, respectively. Consequently, if our top clients reduce or postpone their IT spending significantly, this may lower the demand for our services and negatively affect our revenues and profitability. Further, any significant decrease in the growth of the financial services or other industry segments on which we focus may reduce the demand for our services and negatively affect our revenues, profitability and cash flows.

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

If we are unable to collect our receivables from, or bill our unbilled services to, our clients, our results of operations and cash flows could be adversely affected.

Our business depends on our ability to successfully obtain payment from our clients of the receivables that are due to us for work performed. We evaluate the financial condition of our clients and usually bill and collect on relatively short cycles. We maintain allowances against receivables and unbilled services. Actual losses on client balances could differ from those that we currently anticipate and as a result we might need to adjust our allowances. There is no guarantee that we will accurately assess the creditworthiness of our clients. Macroeconomic conditions, such as the continued euro-zone crisis and related downturn in the global financial system, could also result in financial difficulties, including limited access to the credit markets, insolvency or bankruptcy, for our clients, and as a result could cause clients to delay payments to us, request modifications to their payment arrangements that could increase our receivables balance, or default on their payment obligations to us. Timely collection of client balances also depends on our ability to complete our contractual commitments and bill and collect our contracted revenues. If we are unable to meet our contractual requirements, we might experience delays in collection of or be unable to collect our client balances, and if this occurs, our results of operations and cash flows could be adversely affected. In addition, if we experience an increase in the time to bill and collect for our services, our cash flows could be adversely affected.

International immigration and work permit laws may adversely affect our ability to deploy our workforce and provide services in accordance with our global delivery model.

We have international operations in twenty five countries and recruit professionals on a global basis and, therefore, must comply with the immigration and work permit/visa laws and regulations of the countries in which we operate or plan to operate. As of January 31, 2013, 4,936 IT professionals, representing approximately 17.9% of our worldwide workforce are providing services under work permits/visas. Historically, we have done much of our recruiting outside of the countries where the client work is located. Accordingly, any perception among our IT professionals, whether or not well founded, that our ability to assist them in obtaining temporary work visas and permanent residency status has been diminished, could lead to significant employee attrition. Our inability to obtain sufficient work permits/visas on a timely basis due to the impact of these regulations, including any changes to immigration and work permit/visa regulations in particular jurisdictions, could have a material adverse effect on our business in effectively utilizing our global delivery model, therefore impacting our results of operations, financial condition and cash flows.

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

Clients which presently outsource a significant proportion of their IT services requirements to vendors in India may, for various reasons, including in response to rising labor costs in India and to diversify geographic risk, seek to reduce their dependence on one country. We expect that future competition will increasingly include firms with operations in other countries, especially those countries with labor costs similar to or lower than India, such as China, the Philippines and countries in Eastern Europe. Since wage costs in our industry in India are increasing, our ability to compete effectively will become increasingly dependent on our reputation, the quality of our services and our expertise in specific industries. If labor costs in India rise at a rate which is significantly greater than labor costs in other countries, our reliance on the labor in India may reduce our profit margins and adversely affect our ability to compete, which would, in turn, have a negative impact on our results of operations.

Risks associated with our preferred vendor contracts may result in lower pricing of our services, reducing our revenue and profitability.

We are party to several “preferred vendor” contracts and we are seeking additional similar contracts in order to obtain new or additional business from large or medium-sized clients. Clients enter into these contracts to reduce the number of vendors and obtain better pricing in return for a potential increase in the volume of business to the preferred vendor. While these contracts are expected to generate higher volumes, they generally result in lower margins. Although we attempt to lower costs to maintain margins, we may not be able to sustain margins on such contracts. In addition, the failure to be designated as preferred vendor, or the loss of such status, may preclude us from providing services to existing or potential clients, except as a subcontractor, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

The Company is exposed to counterparty default risks relating to the hedges it enters into which could result in significant losses and harm to our business, results of operation and financial condition.

We have entered into arrangements with financial institutions that include cash and investment deposits, foreign currency option contracts and forward contracts. As a result, we are subject to the risk that the counterparty to one or more of these arrangements will default, either voluntarily or involuntarily, on its performance under the terms of the arrangement. In times of market distress, we are subject to the risk that our counterparties could not make good on a transaction, but also to the risk that our counterparties’ counterparties’ might fail to live up to the terms of a transaction, increasing risk to our counterparties and thereby transmitting it back to us. This type of cross-firm connectivity has the ability to greatly magnify the systemic shocks of a significant default by any single firm. In such circumstances, we may be unable to take action to cover our exposure, either because we lack the contractual ability or because market conditions make it difficult to take effective action.

If one of our counterparties becomes insolvent or files for bankruptcy, our ability eventually to recover any losses suffered as a result of that counterparty’s default may be limited by the liquidity of the counterparty or the applicable legal regime governing the bankruptcy proceeding. In the event of such default, we could incur significant losses, which could harm our business, results of operations, and financial condition. To mitigate the counterparty credit risk, we have a policy of only entering into contracts with carefully selected major financial institutions based upon their credit ratings and other factors. Our established policies and procedures for mitigating credit risk on principal transactions and short-term investments include our board and management reviewing and establishing limits for credit exposure and continually assessing the creditworthiness of counterparties. We also have Master ISDA agreements with some counterparties which include netting payments to further mitigate our credit exposure. Arrangements in the same currency and of the same type permit us to net amounts due from us to the counterparty with amounts due to us from the same counterparty.

Founders have significant influence over the Company.

Sunil Wadhwani and Ashok Trivedi, co-chairmen and the co-founders of iGATE, beneficially own approximately 37.8% of our outstanding common stock as of January 31, 2013, and therefore have significant influence in respect of matters requiring shareholder approval.

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

We have issued $330 million of Series B Preferred Stock to Viscaria Limited. The rights of the holders of our Series B Preferred Stock with respect to dividends, distributions and payments upon liquidation rank senior to similar obligations to our common stock holders. Upon our liquidation or upon certain changes of control, the holders of our Series B Preferred Stock are entitled to receive, prior and in preference to any distribution to the holders of any other class of our equity securities, an amount equal to the greater of the outstanding principal plus all accrued and unpaid dividends on such Series B Preferred Stock (which cumulative dividends accrue at the rate of 8.00% per annum and compound quarterly) and the amount such holders would have received if such Series B Preferred Stock had been converted into common stock.

The terms of the Series B Preferred Stock provide rights to their holders that could negatively impact our Company. Subject to receiving necessary shareholder approvals, if any, under the rules of the NASDAQ, shares of our Series B Preferred Stock may be converted at any time at the option of the holder at an initial conversion price of $20.30 per share (which conversion price is subject to adjustment upon the occurrence of certain events). The Series B Preferred Stock holders have a put right that provides the holder the right to require us to purchase its shares of Series B Preferred Stock (for an amount equal to the outstanding principal plus accrued and unpaid dividends thereon) at the date that is six years after the latest applicable issuance date thereof (subject to extension in limited circumstances). This put right could expose us to a liquidity risk if we do not have sufficient cash resources at hand or are not able to find financing on sufficiently attractive terms to comply with our obligations to repurchase the Series B Preferred Stock upon exercise of such put right.

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

In connection with the iGATE Computer Acquisition, we entered into the Viscaria Purchase Agreement, with Viscaria Limited, a company backed by funds advised by Apax Partners LLP and Apax Partners, L.P., pursuant to which we have sold to Viscaria Limited 330,000 shares of Series B Preferred Stock. As a result of this ownership, Viscaria Limited, among other things, has elected one of the directors to our Board of Directors and can increase it to two directors in the event that the size of our Board of Directors increases to 10 or more, and to veto certain actions, including rejecting proposed mergers or sales of all or substantially all of our assets. In addition, as of December 31, 2012, issued and outstanding Series B Preferred Stock would represent approximately 24.7% of the current voting power at a meeting of our stockholders.

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

We have international operations in twenty five countries and as we expand our international operations, more of our customers may pay us in foreign currencies. Transactions in currencies other than U.S. Dollars (“USD”) subject us to fluctuations in currency exchange rates. Accordingly, changes in exchange rates between the USD and other currencies could have a material adverse effect on our revenues and net income, which may in turn have a negative impact on our business, results of operations, financial condition and cash flows. The exchange rate between the USD and other currencies has changed substantially in recent years and may fluctuate in the future. We expect that a majority of our revenues will continue to be generated in USD for the foreseeable future and that a significant portion of our expenses, including personnel costs, as well as capital and operating expenditures, will continue to be denominated in other currencies such as INR, Canadian Dollars (“CAD”), Mexican Pesos, Australian Dollars, British Pounds (“GBP”), Euro, and Japanese Yen (“JPY”). Hedging strategies, such as forward contracts and options related to transaction exposures that we have implemented or may implement to mitigate this risk may not reduce or completely offset our exposure to foreign exchange fluctuations. Consequently, our results of operations may be adversely affected if other currencies appreciate against the USD and an effective foreign exchange hedging program is not in place.

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

Our revenues and operating results are subject to significant variations from quarter to quarter depending on a number of factors, including the timing and number of client projects commenced and completed during the quarter, the number of working days in a quarter, employee hiring, attrition and utilization rates and the mix of time-and-material projects versus fixed price deliverable projects and maintenance projects during the quarter. Additionally, periodically our cost increases due to both the hiring of new employees and strategic investments in infrastructure in anticipation of future opportunities for revenue growth. We recognize revenues on time-and-material projects as the services are performed. Revenue related to fixed-price contracts that provide for complex information technology application development services are recognized as the services are performed using the percentage of completion method with input (cost to cost) method while contracts that do not provide for complex information technology development services are recognized as the services are performed using proportional performance basis with input (efforts expended) method. Contracts with no stated deliverables, with a designated workforce assigned, recognize revenues on a straight-line basis over the life of the contract. Although fixed price deliverable projects have not contributed significantly to revenues and profitability to date, operating results may be adversely affected in the future by cost overruns on fixed price deliverable projects. Because a high percentage of our expenses are relatively fixed, variations in revenues may cause significant variations in our operating results.

We may be required to record a significant charge to earnings if our goodwill or amortizable intangible assets become impaired.

We are required under U.S. generally accepted accounting principles (“U.S. GAAP”) to review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, slower growth rates in our industry or other materially adverse events. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined.

This may adversely impact our results of operations. As of December 31, 2012, our goodwill and amortizable intangible assets were $637.6 million, which represented 34% of total assets. We refer you to Footnote 1.11 (in Item 8 of this Annual Report on Form 10-K) of our Notes to Consolidated Financial Statements for the results of our annual impairment evaluation.

We make estimates and assumptions in connection with the preparation of our financial statements, and any changes to those estimates and assumptions could adversely affect our results of operations.

In connection with the preparation of our financial statements in accordance with U.S. GAAP, we use certain estimates and assumptions that are based on management’s best knowledge of current events and other factors. Our most critical estimates and judgments include, among other things, assumptions about property and equipment, taxes, share-based compensation, employee benefits, other contingencies and commitments. While we believe that these estimates used in the preparation of our financial statements are prudent and reasonable under circumstances, they are subject to uncertainties, some of which are beyond our control. If these estimates that we make, and the assumptions on which we rely, in preparing our financial statements prove inaccurate, our actual results may differ from our estimates which could adversely affect our results of operations.

New and changing corporate governance and public disclosure requirements add uncertainty to our compliance policies and increase our costs of compliance.

Changing laws, regulations and standards relating to accounting, corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, other SEC regulations, and the NASDAQ Global Select Market rules, are creating uncertainty for companies like ours. These laws, regulations and standards may lack specificity and are subject to varying interpretations. Their application in practice may evolve over time, as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs of compliance as a result of ongoing revisions to such corporate governance standards. We are committed to maintaining high standards of corporate governance and public disclosure, and our efforts to comply with evolving laws, regulations and standards in this regard have resulted in, and are likely to continue to result in, increased compliance expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In addition, the laws, regulations and standards regarding corporate governance may make it more difficult for us to obtain director and officer liability insurance. Further, our board members, chief executive officer and chief financial officer could face an increased risk of personal liability in connection with their performance of duties. As a result, we may face difficulties attracting and retaining qualified board members and executive officers, which could harm our business. If we fail to comply with new or changed laws, regulations or standards of corporate governance, our business and reputation may be harmed.

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

Acquisitions or other consolidating transactions within our industry could harm us in a number of ways, including the loss of customers, if competitors consolidate with our current or potential customers, our current competitors become stronger or new competitors emerge from consolidations. Any of these events could put us at a competitive disadvantage, which could cause us to lose customers, revenue and market share. If one of our current clients merges or consolidates with a company that relies on another provider for its consulting, systems integration and technology, or outsourcing services, we may lose work from that client or lose the opportunity to gain additional work. The increased market power of larger companies could also increase pricing and competitive pressures on us. Any of these possible results of industry, consolidation could force us to expend greater resources to meet new or additional competitive threats, which could also adversely affect our results of operations, financial condition and cash flows.

If our infrastructure investments do not coincide with increased growth in our business, our profitability may be adversely affected.

Our business model includes developing and operating global development centers in order to support our global delivery model. We have global development centers located in Australia, Mexico, Ireland, the U.S., China and India. We are in the process of expanding our global development center in Bangalore, Mumbai, Pune and Hyderabad, all located in India. We are developing these facilities in expectation of increased growth in our business. If our business does not grow as expected, we may not be able to benefit from our investment in this and other facilities, thereby incurring fixed cost, which will likely reduce our profitability.

If we do not effectively manage our anticipated expansion growth by continuing to implement systems enhancements and other improvements, our ability to deliver quality services may be adversely affected.

We had experienced significant growth in our operations in the last five years, except in 2009, where our revenues had dropped due to the economic downturn. The situation has improved now as compared to 2009, due in part to our acquisition of iGATE Computer, with sequential quarter on quarter revenue growth. The global economy is showing signs of recovery, however, there is no guarantee that the current growth will continue. This uncertainty places significant demands on our management, and our operational and financial infrastructure. If we do not effectively manage our growth, the quality of our services may suffer thereby negatively affecting our brand and operating results. Our anticipated expansion and growth in international markets heightens these risks as a result of the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute systems, regulatory systems and commercial infrastructures. To effectively manage this growth, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. These systems enhancements and improvements will require significant capital expenditures and management resources. Failure to implement these improvements could impact our ability to manage our growth, financial condition, results of operations and cash flow.

If our Company or its subsidiaries fail to maintain and enhance the brands and the competitive advantages they afford us, demand for our services may be adversely affected.

The brand identity that we have developed has contributed to the success of our business. Maintaining and enhancing the Company brands is critical to expanding our customer base and other strategic partners. We believe that the importance of brand recognition will increase due to the relatively low barriers to entry in the IT and IT-enabled services market. Maintaining and enhancing our brand will depend largely on our ability to be a technology pioneer and continue to provide high-quality services, which we may not do successfully. If we fail to maintain and enhance our Company brands, or if we incur excessive expenses in this effort, our business, results of operations, financial condition and cash flows will be materially and adversely affected.

The markets in which we operate are subject to the risk of earthquakes, floods, tsunamis and other natural and manmade disasters.

Some of the regions that we operate in are prone to earthquakes, floods, tsunamis and other natural and manmade disasters. In the event that any of our business centers are affected by any such disasters, we may sustain damage to our operations and properties, suffer significant financial losses and be unable to complete our client engagements in a timely manner, if at all. Further, in the event of a natural disaster, we may also incur costs in redeploying personnel and property. For instance, in response to Hurricane Sandy in the U.S. in October 2012, we set up a team of employees dedicated to regularly communicating with our major customers and we activated business continuity processes wherever required by keeping our clients’ data secure through our disaster recovery centers located outside the affected areas. In addition, if there is a major earthquake, flood or other natural disaster in any of the locations in which our significant customers are located, we face the risk that our customers may incur losses, or sustained business interruption, which may materially impair their ability to continue their purchase of products or services from us. A major earthquake, flood or other natural disaster in the markets in which we operate could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Risks posed by climate change may materially increase our compliance costs and adversely impact our profitability.

Climate change vulnerability is posing new threats and opportunities in the economy. Climate change and measures adopted to address it can affect us, our clients and suppliers in many ways, depending on the nature and location of the business, near-term capital expenditure needs, regulatory environments and strategic plans. Generally, climate risks and opportunities for companies fall into four categories:

•	Physical risk from climate change;

•	Regulatory risks and opportunities related to existing or proposed green house gas (“GHG”) emission limits;

•	Indirect regulatory risks and opportunities related to products or services from high emitting companies;

•	Litigation risks for emitters of green house gas.

Unmitigated climate change could have severe physical impacts on companies with exposed assets or business operations including iGATE. Major environmental risks and liabilities can significantly impact future earnings.

iGATE is committed to establish itself as climate responsible organization which conducts its business in a sustainable fashion so as to optimize resources and energy utilization. We ultimately wish to achieve carbon neutrality and position ourselves on a low carbon growth path. As the first step of preparing our action plan for climate change mitigation, we have undertaken a carbon footprint estimation study that determines the GHG inventory covering all of our facilities. In 2008, we began estimating our carbon footprint and GHG emissions. For 2008, our overall GHG inventory stood at 28,434 tCO2 and the GHG emission intensity was 4.23 tCO2/ employee. For the period of January, 2011 to June, 2012, our estimated carbon footprint stands at 1,17,417 tCO2 and carbon intensity stands at 3.29 tCO2/ employee. This represents a 22% decrease and may be attributable to the various GHG emission mitigations practices and energy efficiency improvement programs we adopted.

To the extent we are unable to comply with applicable regulations related to climate change, and such failure to comply results in material increases in compliance costs or litigation expenses, those costs or expenses could have an adverse effect on our profitability. If our clients are adversely affected by climate change or related compliance costs, this may reduce their spending and demand for our services, leading to a decrease in revenue.

In addition to emissions and climate change risks posed directly to iGATE, we also have clients in varied industries such as financial services, insurance, banking, manufacturing, retail, media and entertainment and healthcare, among others, who may be significantly affected by climate change which could result in greater physical risk to and impact on their operations. This may lead to an overall reduction of demand for our services and loss of business from such clients, which would impact our business, results of operations, financial condition and cash flows.

ITEM 1B. UNRESOLVED	STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Information regarding the principal properties owned and leased by the Company and its subsidiaries as of December 31, 2012 is set forth below:

Location	Principal Use	Type	Approximate Square Footage
Fremont, California	Corporate headquarters, management administration, human resources, sales and marketing.	Lease	12,069
Bangalore, India	Offshore development center	Own	966,000
Chennai, India	Offshore development center	Own	230,000
Chennai, India	Offshore development center	Lease	119,796
Hyderabad, India	Offshore development center	Lease	227,060
Noida, India	Offshore development center	Own	355,000
Noida, India	Offshore development center	Lease	79,500
Mumbai, India	Offshore development center	Own	564,684
Mumbai, India	Offshore development center	Lease	221,774
Pune, India	Offshore development center	Own	20,000
Pune, India	Offshore development center	Lease	295,750
Gandhinagar, India	Offshore development center	Lease	82,900
Ballarat, Australia	Offshore development center	Lease	3,786
Suzhou, China	Offshore development center	Lease	22,144
Ireland	Offshore development center	Lease	2,174
Guadalajara, Mexico	Offshore development center	Lease	10,176
Queretaro, Mexico	Offshore development center	Lease	522
U.S.A	Development center	Lease	98,547
Bangalore, India	Training center	Lease	55,000

We currently have capacity for approximately 28,233 professionals at these facilities. As of December 31, 2012, we were utilizing approximately 83% of our existing office space for our operations.

In addition to the properties listed above, the Company and its subsidiaries lease sales offices in many IT services markets in the United States and throughout the world. These locations allow the Company to respond quickly to the needs of our clients and to recruit qualified IT professionals in these markets.

ITEM 3.    LEGAL PROCEEDINGS

In the ordinary course of our business, we are involved in a number of lawsuits and administrative proceedings. While uncertainties are inherent in the final outcome of these matters, we believe, after consultation with legal counsel, that the disposition of these proceedings should not have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4.    MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ National Market under the ticker symbol “IGTE”. The following table sets forth, for the periods indicated, the range of high and low closing sale prices for iGATE’s common stock as reported on the NASDAQ National Market.

	High	Low
2012
First Quarter	$18.65	$15.63
Second Quarter	19.97	15.65
Third Quarter	18.88	14.96
Fourth Quarter	$19.39	$14.67

2011
First Quarter	$20.38	$14.70
Second Quarter	19.58	15.03
Third Quarter	17.39	9.32
Fourth Quarter	$16.78	$10.71

On January 31, 2013, we had 102 registered holders of record of our common stock. We currently have no program regarding the repurchase of our common stock.

Dividends

Although there was a 81.1% increase in net income in fiscal year 2010 as compared to fiscal year 2009, on January 19, 2011, the Board of Directors decided to retain the 2010 profits to fund the iGATE Computer Acquisition and therefore did not declare a dividend.

Further, so long as Viscaria Limited remains a shareholder of iGATE Series B Preferred Stock, the issuance of future dividends, except cash dividends payable to holders of the Company’s stock of up to 25% of the net income of the Company, will require the consent of a majority of the investor holders. In the event the Company declares or pays any dividend upon the Company’s common stock (in cash, securities or other property), other than a dividend payable solely in shares of common stock, the Company is required to declare and pay to the holders of the Series B Preferred Stock at the same time the dividends which would have been declared and paid with respect to the common stock issuable upon conversion (had all of the Series B Preferred Stock been immediately converted). The terms of our Senior Notes and Term Loans also contain restrictions on our ability to declare dividends. While the Board of Directors may have the ability to declare dividends, subject to certain restrictions, it is likely that cash from operations will be used for working capital and to service debt over the next few years.

For more information on the Series B Preferred Stock and the Senior Notes, please refer to Note 3 Series B Preferred Stock and Note 5, Senior Notes to our audited consolidated financial statements included elsewhere in this Form 10-K.

ITEM 6.    SELECTED FINANCIAL DATA

	Year Ended December 31,
	2012	2011(1)	2010	2009	2008
	(in thousands, except per share data)
Income Statement Data:
Revenues	$1,073,930	$779,646	$280,597	$193,099	$218,798
Gross margin	424,120	296,142	112,691	75,406	82,357
Income from operations	206,267	105,910	53,008	32,391	27,682
Other (expense) income, net	(75,359)	(21,638)	4,686	(3,231)	2,661

Income from continuing operations before income taxes	130,908	84,272	57,694	29,160	30,345
Income tax provision	30,599	24,218	5,939	585	675

Income from continuing operations	100,309	60,054	51,755	28,575	29,670
Income from discontinued operations, net of income taxes(2)	—	—	—	—	1,605

Net Income	100,309	60,054	51,755	28,575	31,275
Less: Net income attributable to the noncontrolling interest	4,476	8,586	—	—	371

Net income attributable to iGATE Corporation	95,833	51,468	51,755	28,575	30,904
Accretion to preferred stock	404	302	—	—	—
Preferred dividend	29,047	22,147	—	—	—

Net income attributable to iGATE Corporation common shareholders	$66,382	$29,019	$51,755	$28,575	$30,904

Net earnings per common share, Basic:
Earnings from continuing operations per share attributable to iGATE	$0.87	$0.39	$0.92	$0.52	$0.54
Earnings from discontinued operations per share attributable to iGATE	$—	$—	$—	$—	$0.03

Net earnings — Basic attributable to iGATE	$0.87	$0.39	$0.92	$0.52	$0.57

Net earnings per common share, Diluted:
Earnings from continuing operations per share attributable to iGATE	$0.85	$0.38	$0.90	$0.51	$0.53
Earnings from discontinued operations per share attributable to iGATE	$—	$—	$—	$—	$0.03

Net earnings — Diluted attributable to iGATE	$0.85	$0.38	$0.90	$0.51	$0.56

Weighted average common shares, basic	57,228	56,740	56,055	55,114	54,608

Weighted average common shares, diluted	58,821	57,943	57,394	55,951	55,451

Cash dividends declared per share	$—	$—	$0.26	$0.11	$—

Balance Sheet Data:
Cash and cash equivalents	$95,155	$75,440	$67,924	$29,565	$30,878
Short-term investments	510,816	354,528	71,915	67,192	34,601
Working capital(3)	611,818	442,399	147,678	104,112	74,497
Total assets	1,876,079	1,714,849	305,043	228,160	189,893
Long-term obligations	3,265	4,610	1,251	1,035	4,016
Senior notes	770,000	770,000	—	—	—
Term Loans	263,500	—	—	—	—
Redeemable Non controlling interest	32,422	—	—	—	—
Non controlling interest	—	177,183	—	—	—
iGATE shareholders’ equity	$67,503	$76,996	$248,056	$191,318	$146,072

(1)	On May 12, 2011, the Company acquired iGATE Computer and the selected financial information for the year 2011 includes iGATE Computer results for the period from May 16, 2011 through December 31, 2011.
(2)	On September 4, 2008, the Board of Directors authorized management to utilize a tax-free separation for the divestiture of iGATE Professional Services (“iPS”) and declared a stock dividend consisting of 1 share of Mastech for each 15 shares of iGATE. On September 30, 2008, we completed the spin-off of Mastech. On July 31, 2008, we completed the sale of iGATE Clinical Research International (“ICRI”).
(3)	Working capital represents current assets less current liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and should also be read in conjunction with the disclosures and information contained in “Disclosure Regarding Forward-Looking Statements” and “Risk Factors” in this Annual Report on Form 10-K. Our future results are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “endeavors,” “strives,” “may,” variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified under “Part I, Item 1A. Risk Factors,” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason. We use the terms “iGATE,” “we,” the “Company,” “our” and “us” in this report to refer to iGATE Corporation and its subsidiaries. All references to years, unless otherwise noted, refer to our fiscal year, which ends as of December 31. For example, a reference to “fiscal 2012” means the 12-month period that ended as of December 31, 2012. All references to quarters, unless otherwise noted, refer to the quarters of our fiscal year.

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

Introduction

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help understand the Company, our operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes thereto contained in “Item 8. Financial Statements and Supplementary Data” of this report. This overview summarizes the MD&A, which includes the following sections:

•	Our Business — a general overview of our business and industry background, our strategic objectives and our core capabilities.

•	Critical Accounting Policies and Estimates — a discussion of accounting policies that require critical judgments and estimates.

•	Operations Review — an analysis of our Company’s consolidated results of operations for the three years presented in our consolidated financial statements.

•	Liquidity and Capital Resources — an analysis of cash flows, aggregate contractual obligations, foreign exchange, financial position, and the impact of inflation and changing prices.

Our Business

Overview

iGATE is a leading provider of IT and IT-enabled operations offshore outsourcing solutions services to large and medium-size organizations. We provide end-to-end business solutions that leverage technology, thus enabling our clients to enhance business performance. We are a fully integrated iTOPS enterprise with a global services model. We enable clients to optimize their business through a combination of process investment strategies, technology leverage and business process outsourcing and provisioning.

From time to time we have pursued strategic and targeted acquisitions, intended to enhance and add to our offerings of services and solutions, or enable us to expand in certain geographic and other markets. On May 12, 2011, we completed our largest acquisition to date, and acquired a majority stake in iGATE Computer. The iGATE Computer Acquisition was valued at $1.24 billion. iGATE Computer provided multiple service offerings to its clients across various industries including banking and insurance; manufacturing, retail and distribution; life sciences; product engineering; communications, media and entertainment and utilities. These service offerings include application development and maintenance, enterprise software and systems integration services, business and technology consulting, product engineering services, infrastructure management services, customer interaction services, BPO, quality assurance and engineering services. The iGATE Computer Acquisition enabled us to enhance our offerings of services and solutions and facilitated the expansion of our geographic and industry penetration.

Our strong presence in banking and financial services combined with iGATE Computer’s strength in verticals like manufacturing, product engineering and insurance helped us create a new go-to-market position. Key synergies from the iGATE Computer Acquisition included increased access to global customers, scale, leadership strength and engineering depth, and greater opportunities to seek our larger transactions across additional business verticals, improve efficiencies in operations and delivery services and enhance economies of scale from consolidation of shared services. We believe that our strategy of a global delivery model, combined with the iGATE Computer Acquisition, position us well to provide a greater breadth of services, expertise and solutions in addressing market needs and opportunities.

Following the iGATE Computer Acquisition, we began the process of integrating iGATE Computer’s operations, management and corporate structure into our own. We acquired iGATE Computer’s outstanding share capital from iGATE Computer’s public shareholders, delisted its fully paid-up equity shares and commenced the process of merging iGATE Computer with our 100% owned subsidiary. For more information on these efforts, please refer to Our Business — Recent Developments.

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

Our Core Capabilities

As the first outsourcing solutions provider to offer fully integrated technology and operations structure with global service delivery, we offer a differentiated business model. By integrating IT and BPO services, our approach enables a business model that encourages continual innovation in all areas of business transformation. iTOPS impact all areas of business transformation. We have deep industry expertise covering numerous industry verticals and offer specialized industry practices in areas such as financial services, insurance, life sciences, manufacturing, retail, media and entertainment and healthcare. We have characterized a clear value proposition around our global delivery model which enables us to offer flexible onsite and offshore services that are cost efficient and responsive to our clients’ preferences. Our operational excellence is enabled through a highly collaborative work environment, superior infrastructure management and adoption of best practices. We have a clearly defined organizational vision, objectives and methods to achieve and sustain organizational excellence in a highly competitive market. We have set organizational excellence as the foundation to meet customer’s expectations, ensure employee performance and achieve shareholder’s satisfaction.

Our Strategic Objectives

Our vision is “Changing the rules to deliver high-impact outcomes for a new technology-enabled world”. We have introduced the “Pay for Results” paradigm which has had a significant impact in the IT and BPO market. Our Business Outcomes-driven solutions approach mitigates the inherent IT and common business risks of our clients’ large projects and complex offshore practices and operations, by transferring the risks to us. This model provides key benefits to clients by reducing risk from demand variation, technology, delivering a truly variable cost structure to better manage their businesses, providing predictable results and costs, and eliminating management and personnel overheads. We intend to become the leading provider of iTOPS services by strengthening and broadening our industry expertise, service lines, optimizing and expanding delivery capability. We also intend to expand geographically and build our brand globally. Our global delivery model allows us to offer varied and complex IT-enabled services to our customers across multiple locations. Our commitment to operational excellence and varied adopted practices has created highly skilled global resource teams which are capable of addressing challenges across all time cycles and zones. We believe our model is adaptable to meet changing market demands and needs of our customers.

Economic Trends and Outlook

According to Gartner Inc. (Source: Gartner Forecast Alert: IT Spending, Worldwide, 4Q12 Update, ID Number: G00229878), an IT research and advisory company, the IT Services industry worldwide IT spending is forecasted to total $927 billion in 2013, a 5.2% increase from 2012 spending of nearly $881 billion.

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

The global economic recovery continues and modest growth in IT spending is expected. However, uncertainities surrounding the prospects for an upturn in global economic growth remain major hindrances to IT growth. This uncertainty has caused pessimistic business and consumer sentiment throughout the world. The industry is aggressively pursuing innovations that it expects to stimulate demand beyond such modest growth. Besides organic growth, industry players are also aggressively pursuing mergers and acquisitions to stimulate growth. We believe that our business model is somewhat diversified, both geographically and operationally as we serve both IT and IT-enabled solutions. We believe our strategy of a global delivery model positions us well to provide a greater breadth of services, expertise and solutions in catering to market needs and opportunities.

Recent Events Impacting Future Operations

iGATE Computer Acquisition

On May 12, 2011, we completed the iGATE Computer Acquisition through our 100% owned subsidiaries, Pan-Asia and iGATE Global. To consummate the acquisition of iGATE Computer we entered into a securities purchase agreement with Viscaria Limited to raise equity financing to fund a portion of the cash consideration for the iGATE Computer Acquisition. We also agreed to sell to Viscaria Limited, in a private placement, up to 480,000 shares of Series B Preferred Stock, for an aggregate purchase price of up to $480 million. In February and May of 2011, we issued a total of 330,000 shares of Series B Preferred Stock to Viscaria Limited for total consideration of $330 million.

The remainder of the consideration for the iGATE Computer Acquisition was funded through our issuance on April 29, 2011 of the Notes through a private placement pursuant to the Indenture. Interest on the Notes is payable semi-annually in cash in arrears on May 1 and November 1 of each year, beginning on November 1, 2011. The Notes are senior unsecured obligations of the Company, guaranteed by the Company’s restricted subsidiaries, as defined in the Indenture. The Notes were eligible to be exchanged for Exchange Notes, registered under the Securities Act of 1933, as amended, and, pursuant to an exchange offer initiated on December 13, 2011, all of the Notes were tendered by the Note holders as of February 14, 2012. For more information on the Notes, please refer to Note 5, Senior Notes to our audited consolidated financial statements included elsewhere in this Form 10-K.

In connection with our integration efforts following the iGATE Computer Acquisition, we commenced the process of acquiring the remaining 15.82% of iGATE Computer’s outstanding share capital (excluding ADSs) from iGATE Computer’s public shareholders and delisting the fully paid-up equity shares of iGATE Computer. On March 14, 2012, Pan-Asia, along with iGATE Global and iGATE, issued a public announcement regarding the proposed acquisition of remaining iGATE Computer share capital and delisting the fully paid-up equity shares of iGATE Computer. iGATE Computer then applied to the BSE and the NSE to voluntarily delist its equity shares from those exchanges. Upon completion of the purchase of iGATE Computer’s remaining shares, trading was discontinued as of May 21, 2012 and iGATE Computer’s shares were delisted from the records of the BSE and the NSE as of May 28, 2012. Subsequently, iGATE Computer applied for voluntary delisting of its ADSs from the NYSE and for deregistration of the ADSs under the Securities Exchange Act of 1934. The ADSs were delisted from the NYSE after the close of trading on September 28, 2012 and became tradable on the U.S. over-the-counter market as of October 1, 2012. On October 1, 2012, iGATE Computer filed a Form 15 with the SEC, deregistering the ADSs from the SEC’s reporting requirements. The deregistration automatically became effective 90 days after such filing on December 31, 2012.

Immediately following the iGATE Computer Acquisition, we commenced the process of integrating iGATE Computer into our organization. We successfully completed the complex integration of operations, systems, technology, networks and other assets by year end 2011. As a result, we succeeded in minimizing any adverse impact on customers, vendors, suppliers, employees and other constituencies and limiting disruptions of our standards, controls, procedures, policies and services. Nevertheless, certain risks which are inherent in an acquisition of this scope are ongoing, including, among others, our ability to successfully manage the expanded business, monitor new operations and minimize increased costs and complexity. For a discussion of other risks specifically related to the issuance of equity and our ability to generate cash required to service our debt obligations resulting from the iGATE Computer Acquisition, see Item 1A “Risk Factors — Our earnings may be adversely affected if our subsidiaries, iGATE Computer and iGATE Global, receive an adverse determination resulting from a pending tax review of their domestic or foreign operations,” “Our ability to generate cash depends on many factors beyond our control, and we may not be able to generate the cash required to service our debt,” “The shares of Series B Preferred Stock are senior obligations, rank prior to our common stock with respect to dividends, distributions and payments upon liquidation and have other terms, such as a put right and a mandatory conversion date, that could negatively impact the value of shares of our common stock” and “Viscaria Limited, an affiliate of Apax Partners LLP and Apax Partners, L.P. is a significant shareholder in our Company and may have conflicts of interest with us or you in the future” of this report.

Mergers of iGATE Subsidiaries

Following the successful integration of our company and iGATE Computer, we began the process of merging certain subsidiaries to simplify our corporate structure, increase operational efficiencies and reduce costs. As an initial step in this process, iGATE Computer entered into a share purchase agreement on August 28, 2012 with another subsidiary of the Company, iTI, to transfer all the shares of iAI to iTI for total consideration of $82.9 million. To facilitate this purchase, on August 29, 2012, iTI borrowed $70 million under a term loan agreement from a bank. In addition to the above noted consolidation, on December 31, 2012, we merged two of our U.S. subsidiaries namely Patni Telecom Inc. into iAI and then iAI was merged into iTI. The purpose of this merger was to help us achieve our long term objective of simplifying the U.S. legal entity structure, which would lead to delivering greater synergies and cost efficiencies to our clients, minimizing compliance costs and enabling us to pool management teams and employees. CHCS Services Inc., will continue as an independent subsidiary of iTI.

Continuing with this process, on October 11, 2012, our Board of Directors approved the plan to merge iGATE Computer with iGATE Global. The Merger plan was further approved by the Board of Directors of iGATE Computer and iGATE Global on October 26, 2012. To allow for the consolidation of iGATE Computer with iGATE Global pursuant to the Scheme of Arrangement, iGATE Computer terminated its ADR program. On December 14, 2012, iGATE Computer provided termination and amendment notice to holders of its ADRs, pursuant to the terms of the Deposit Agreement. Under the terms of the Deposit Agreement, the ADR program was to have terminated on January 13, 2013. Following termination of the ADR program, the Depositary will service the ADRs until March 13, 2013, allowing holders to transfer their ADRs or exchange their ADRs for the Shares. On or around March 13, 2013, the Depositary expects to tender any Shares remaining in the ADR program into the Subsequent Offering Period and provide holders of ADRs the cash proceeds, less customary expenses.

Concurrently with the termination of iGATE Computer’s ADR program, we continued the process of merging iGATE Computer and iGATE Global, and on December 29, 2012, in accordance with the direction of the High Court of Judicature at Mumbai, India, iGATE Computer sent a notice to its shareholders convening a meeting of shareholders (Court Convened Meeting or CCM) to approve the Scheme of Arrangement of iGATE Computer with iGATE Global, filed with the High Court of Judicature at Mumbai, India on October 29, 2012 (the “Scheme”). Pursuant to the terms of the Scheme, holders of Shares will receive iGS Shares in accordance with the Share Exchange Ratio. Prior to the completion of the Merger, the terms of the Subsequent Offering Period will not change. Upon the consummation of the Merger, holders of Shares will be issued iGS Shares in accordance with the Share Exchange Ratio, subject to rounding for fractional shares. Following completion of the Merger, iGS Shares will be accepted pursuant to the terms of the Subsequent Offering Period, subject to a price adjustment to account for the Share Exchange Ratio and each iGS Share owned may be tendered in the Subsequent Offering Period for Rs. 2,288.

Accordingly, the CCM was conducted on January 22, 2013 at which time the Merger was approved and the appointed date changed to April 1, 2012.

Term Loan to Acquire the Balance of iGATE Computer’s shares

To consummate these acquisitions and consolidations, on March 8, 2012, Pan-Asia entered into the Original Credit Facility for term commitments and bankers guarantees with the lenders named therein and DBS Bank LTD., Singapore, as administrative agent (the “Administrative Agent”), in an aggregate principal U.S. Dollar equivalent of $215 million maturing on June 8, 2014. The borrowings under the Original Credit Facility carried an interest rate of LIBOR plus an applicable interest rate ranging from 280 basis points to 320 basis points and contained customary representations and warranties, events of default and affirmative and negative covenants. The borrowings are guaranteed by the Company and several of its 100% owned subsidiaries.

The Original Credit Facility was amended and restated on April 3, 2012 (the “Amended Credit Facility”) with the above lenders named and Administrative Agent. The Amended Credit Facility increased the commitment amount to $265 million, matures on June 8, 2014 and is available to finance Pan-Asia’s purchase of the remaining publicly outstanding equity shares of iGATE Computer. As of December 31, 2012, Pan-Asia borrowed $228.5 million in cash at a weighted average interest rate of 3.01% and received a bank guarantee of INR 1.6 billion or $29.9 million to fund the purchase of iGATE Computer’s shares and delisting related expenses. The bank guarantee expires on July 4, 2013.

The Amended Credit Facility was subsequently amended on January 22, 2013, to amend four covenants regarding maintenance of security interests of iGATE Global, application of proceeds received from iGATE Computer, negative pledge in respect of shares of iGATE, and Pan-Asia’s holding in the merged Indian subsidiary.

Critical Accounting Policies and Estimates

The following explains our most critical accounting policies and estimates. See Note 1 to our audited consolidated financial statements set forth on pages 76 to 85 of this Form 10-K for a complete description of our significant accounting policies.

Revenue Recognition

Revenue is recognized when there is persuasive evidence of a contractual arrangement with customers, services have been rendered, the fee is fixed or determinable and collectability is reasonably assured. The Company has concluded that it has persuasive evidence of an arrangement when it enters into an agreement with its clients with terms and conditions which describe the services and the related payments are legally enforceable. When the terms of the agreement specify service level parameters that must be met, the Company monitors such service level parameters and determines if there are any service credits or penalties which need to be accounted for. Revenue is recognized net of any service credits that are due to a client and net of applicable taxes and includes reimbursements of out-of-pocket expenses, with the corresponding cost for out-of- pocket expenses included in cost of revenue. Multiple contracts with a single counterparty are accounted for as separate arrangements.

IT services are provided either on a fixed price, fixed time frame or on a time and material basis. Revenue with respect to time-and-material contracts is recognized as the related services are performed. Time-and-material contracts typically bill at an agreed upon hourly or daily rate. The Company’s fixed price contracts include application maintenance and support services, on which revenue is recognized ratably over the term of maintenance. Revenue related to fixed-price contracts that provide for highly complex IT application development services are recognized as the services are performed using the percentage of completion method with input (cost to cost) method while contracts that do not provide for highly complex IT development services are recognized as the services are performed using proportional performance basis with input (efforts expended) method. The Company considers the input method to be the best available measure of progress on these contracts as there is a direct relationship between input and productivity. Costs are recorded as incurred over the contract period. Provisions for estimated losses, if any, on uncompleted contracts are recorded in the period in which such losses become probable based on the current contract estimates. Revenues from BPO services are derived from both time-based and transaction-priced contracts. Revenue from these contracts are recognized on rendering of the services as per the terms of the contract.

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

Based on the results of its annual impairment tests, the Company determined that no impairment of goodwill existed as of December 31, 2012, and 2011.

Intangible Assets

As of December 31, 2012, the definite lived intangible assets were predominantly comprised of customer relationship and intellectual property rights arising from the iGATE Computer Acquisition. The acquired company is often party to certain customer contracts and relationships that are of material value to an acquirer. Customer contracts and relationships refer to forecast revenues from existing customers from whom there is a readily identifiable income stream as at the valuation date, as a result of established business relationships with them. We have estimated the fair value of customer contracts and relationships based on the Excess Earnings Method under the Income Approach.

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

•	Deduct the tax charge on these cash flows — we estimated the effective tax rate on a go forward basis to be 30%.

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

•

We have assumed an economic life of 15 years considering the uncertainty of continuity of customer relationship beyond this period and also that the present value factor beyond such period is not material.

Customer relationship is amortized on an accelerated basis (undiscounted net cash flows basis) and intellectual property rights are amortized on straight line basis. The estimated useful life of customer relationship and intellectual property rights is 15 years and 0.5 year to 6 years, respectively. The estimated useful life of an identifiable intangible asset is based on a number of factors including the effects of obsolescence, demand, competition and other economic factors (such as the stability of the industry, and known technological advances) and the level of maintenance expenditures required to obtain the expected future cash flows from the asset.

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

Derivative Instruments and Hedging Activities

The Company enters into foreign currency forward and option contracts (“foreign exchange derivative contracts”) to mitigate and manage the risk of changes in foreign exchange rates on inter-company and end customer accounts receivables and forecasted sales and inter-company transactions. The Company hedges anticipated sales transactions that are subject to foreign exchange exposure with foreign exchange derivative contracts that are designated effective and that qualify as cash flow hedges under ASC Topic 815, “Derivatives and Hedging”.

As part of hedge strategy, the Company also enters into foreign exchange derivative contracts which are replaced with successive new contracts up to the period in which the forecasted transaction is expected to occur i.e. (roll-over hedges). In case of rollover hedges, the hedge effectiveness is assessed based on changes in fair value to the extent of changes in spot prices and recorded in accumulated other comprehensive income (loss) until the hedged transactions occur and at that time is recognized in the consolidated statements of income. Accordingly, the changes in the fair value of the contract related to the changes in the difference between the spot price and the forward price (i.e. forward premium/discount) are excluded from assessment of hedge effectiveness and is recognized in consolidated statements of income and are included in foreign exchange gain (loss).

In respect of foreign exchange derivative contracts which hedge the foreign currency risk associated with the both anticipated sales transaction and the collection thereof (dual purpose hedges) the hedge effectiveness is assessed based on overall changes in fair value with the effective portion of gains or losses included in accumulated other comprehensive income (loss). The effective portion of gain or loss attributable to forecasted sales are reclassified from accumulated other comprehensive income (loss) and recognized in consolidated statements of income when the sales transaction occurs. Post the date of sales transaction, the Company reclassifies an amount from accumulated other comprehensive income (loss) to earnings to offset foreign currency translation gain (loss) recorded for the respective receivable during the period. In addition, the Company determines the amount of cost to be ascribed to each period of the hedging relationship based on the functional currency interest rate implicit in the hedging relationship and recognizes this cost by reclassifying it from accumulated other comprehensive income (loss) to consolidated statements of income for recognized receivables based on the pro rata method.

Changes in the fair value of cash flow hedges deemed ineffective are recognized in the consolidated statement of income and are included in foreign exchange gain (loss). The Company also uses foreign exchange derivatives contracts not designated as hedging instruments under ASC No. 815 to hedge intercompany and end customer accounts receivables and other monetary assets denominated in currencies other than the functional currency. Changes in the fair value of these foreign exchange derivatives are recognized in the consolidated statements of income and are included in foreign exchange gain (loss).

Stock-Based Compensation

FASB ASC Topic 718, “Accounting for Stock — Based Compensation”, requires all share-based payments, including grants of stock options, restricted stock units and employee stock purchase rights, to be recognized in our financial statements based on their respective grant date fair values. Under this standard, the fair value of each employee stock option and employee stock purchase right is estimated on the date of grant using an option pricing model that meets certain requirements.

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

Presentation of Supplemental Non-GAAP Financial Measures

In this management’s discussion and analysis, we use supplemental non-GAAP financial measures as defined by the Securities and Exchange Commission. These non-GAAP measures are not in accordance with, or an alternative for measures prepared in accordance with, U.S. GAAP and may be different from non-GAAP measures used by other companies. In addition, these non-GAAP measures are not based on any comprehensive set of accounting rules or principles. Reconciliations of these non-GAAP measures to their comparable GAAP measures are included in the financial tables set forth on pages 54 to 59 of this Form 10-K.

Results of Operations from Continuing Operations for the Year Ended December 31, 2012 as Compared to the Year Ended December 31, 2011 (Dollars in thousands):

	Year Ended December 31,
	2012		2011		% change of Amount from comparable period
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$1,073,930	100.0%	$779,646	100.0%	37.7%
Cost of revenues(a)	649,810	60.5	483,504	62.0	34.4

Gross margin	424,120	39.5	296,142	38.0	43.2
Selling, general and administrative	171,471	16.0	151,497	19.4	13.2
Depreciation and amortization	46,382	4.3	38,735	5.0	19.7

Income from operations	206,267	19.2	105,910	13.6	94.8
Interest expense	(83,766)	(7.8)	(50,608)	(6.5)	65.5
Foreign exchange gain (loss), net	(20,084)	(1.9)	13,076	1.7	(253.6)
Other income	28,491	2.7	15,894	2.0	79.3

Income before income taxes	130,908	12.2	84,272	10.8	55.3
Income tax expense	30,599	2.9	24,218	3.1	(c)

Net income	100,309	9.3	60,054	7.7	67.0
Non-controlling interest	4,476	0.4	8,586	1.1	(47.9)

Net income attributable to iGATE	95,833	8.9	51,468	6.6	86.2
Accretion to preferred stock	404	(b)	302	(b)	33.8
Preferred dividend	29,047	2.7	22,147	2.8	31.2

Net income attributable to iGATE common shareholders	$66,382	6.2%	$29,019	3.7%	128.8%

(a)	Cost of revenues is exclusive of depreciation and amortization.
(b)	The percent is insignificant.
(c)	As the effective tax rate is a better comparable measure, the percent change from comparable period is not computed.

Note: iGATE Computer results are consolidated for a period of 231 days with effect from May 15, 2011 for the year ended December 31, 2011 as compared to the full period for the year ended December 31, 2012. This accounts for the major variances in the year end comparison.

Revenues

Revenues for the year ended December 31, 2012 increased by 37.7%, as compared to the year ended December 31, 2011. Our revenue increase for the period presented is directly attributable to the iGATE Computer Acquisition and a combination of increased business with our recurring customers and business with new customers which was partly offset by the cessation of business with certain existing customers resulting from streamlining our customer list to focus on long term strategic customers. Revenues increased due to the iGATE Computer Acquisition by 35.8%, recurring customers by 1.3% and new customers by 1.6% and were partly offset by the cessation of business with some of our existing customers by 1.0% for the year ended December 31, 2012 as compared to the year ended December 31, 2011.

Our top five customers accounted for 37% and 40% of the revenues for the year ended December 31, 2012 and 2011, respectively. Our revenues are primarily denominated in USD, so the direct effect of foreign currency fluctuations on our revenues has not been material. The strengthening of the USD during the year ended

December 31, 2012 as compared to the corresponding period in the previous year, against the Euro, GBP, CAD and INR adversely impacted our revenues by 0.5%. We continue to derive a significant portion of our revenues from clients located in the United States.

Gross margin

Our Gross Margin percentage was 39.5% for the year ended December 31, 2012 as compared to 38.0% for the year ended December 31, 2011. As we conduct business through our globally integrated onsite and offshore delivery locations, primarily in India, the strengthening of the USD against other currencies, could have a direct effect on our cost by reducing the cost of our services in offshore delivery centers and thereby increasing our Gross Margin. The increase in the Gross Margin percentage for the current year was primarily due to increase in revenue and favorable movement of the USD against the INR as compared to the year ended December 31, 2011. This resulted in a lower cost of revenues in dollar terms yielding a higher gross margin by 3.6% which was partly offset by the adverse impact of currency movement on revenues by 0.5% and an increase in salaries due to full year impact of the iGATE Computer Acquisition on our employee’s average billable headcount.

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

SG&A costs for the year ended December 31, 2012 increased by $20.0 million as compared to the year ended December 31, 2011. SG&A costs increased mainly due to the iGATE Computer Acquisition which accounted for a full twelve months in the current reporting period as compared to seven and half months in the previous period. Net employee costs increased by $5.0 million for the year ended December 31, 2012, as compared to the year ended December 31, 2011, resulting from an increase in salaries, overhead expenses and benefits of $8.1 million and travel expenses by $3.4 million. The increase in salaries was mainly due to the iGATE Computer Acquisition and an increase in our average employee headcount by 221, which was partly offset by a $5.6 million lower bonus provision, a $0.2 million lower employee stock based compensation cost provision and $0.7 million lower staff welfare expenses for the year ended December 31, 2012 as compared to the year ended December 31, 2011.

Our net corporate costs increased by $1.0 million for the year ended December 31, 2012 mainly due to $4.0 million of expenses incurred during the current reporting period due to delisting iGATE Computer from the records of Indian stock exchanges, an increase in accounting and professional fees of $3.1 million, increased reorganization expenses of $1.5 million incurred in connection with implementation of structural changes simplifying our corporate structure and an increase in legal fees by $1.2 million, marketing expenses by $0.9 million, other costs by $0.8 million, bad debt and taxes by $0.6 million and recruitment expenses by $0.6 million. These increases were offset by $10.9 million of acquisition costs incurred during the year ended December 31, 2011, reduction of our public costs by $0.6 million and bank charges by $0.2 million.

Net facilities costs increased by $14.0 million for the year ended December 31, 2012, due to an increase in insurance and maintenance costs by $6.5 million, communication related expenses by $3.8 million, rent by $1.9 million and electricity charges by $1.8 million.

Currency movements in the foreign exchange market favorably impacted our SG&A costs by $11.2 million for the year ended December 31, 2012, as compared to year ended December 31, 2011.

Depreciation and amortization costs

Depreciation and amortization costs for the year ended December 31, 2012 were 4.3% of revenue, as compared to 5.0% of revenue for the year ended December 31, 2011 representing an increase of $7.6 million. Depreciation and amortization costs increased mainly due to the iGATE Computer Acquisition, which accounted for a full twelve months in the current reporting period as compared to seven and half months in the previous period, and an increase on account of additional assets purchased during the current period as compared to the previous period. The increase was partly offset by the full depreciation in the second quarter of 2012 of certain depreciable assets attributable to the iGATE Computer Acquisition with a one year useful life.

Operating income

Our operating income percentage was 19.2% for the year ended December 31, 2012, as compared to 13.6% for the year ended December 31, 2011. This increase was mainly due to our increased gross margin which was partly offset by increased SG&A expenses and depreciation and amortization.

Interest expense

Interest expenses were 7.8% of revenues for the year ended December 31, 2012 as compared to 6.5% for the year ended December 31, 2011. The increase of $33.2 million was driven by a higher interest expense resulting from higher debt balances incurred during the current year.

We issued the Notes on April 29, 2011. We recorded interest expense of $69.3 million for the year ended December 31, 2012 as compared to $46.6 million for the year ended December 31, 2011. We amortized the debt issuance costs of $5.8 million for the year ended December 31, 2012 as compared to $3.7 million for the year ended December 31, 2011. The increase in the interest expense and amortization of debt issuance costs was due to the full year impact in 2012.

The interest expense recorded on our lines of credit and term loans for $375.5 million amounted to $6.7 million for the year ended December 31, 2012, as compared to $0.7 million on our line of credit of $57 million for the year ended December 30, 2011. We amortized debt issuance cost of $1.0 million on term loans for the year ended December 31, 2012, as compared to $0 million for the year ended December 30, 2011. We also recorded a provision of $0.4 million for interest to be paid in connection with a court-ordered rescission of a land sale agreement.

Foreign exchange (loss) gain, net

Foreign exchange loss was $20.1 million for the year ended December 31, 2012, as compared to gain of $13.1 million for the year ended December 31, 2011.

We entered into foreign exchange derivative contracts in connection with the iGATE Computer Acquisition which resulted in a realized gain of $15.0 million on settled contracts for the year ended December 31, 2011.

We recognized foreign currency loss of $18.6 million on all foreign exchange derivative contracts for the year ended December 31, 2012, as compared to a loss of $15.9 million for the year ended December 31, 2011.

We also recognized a foreign currency loss of $4.1 million on remeasurement of escrow account balance, gain of $2.7 million related to other monetary assets and liabilities and gain of $0.4 million on the remeasurement of redeemable non controlling interest for the year ended December 31, 2012, as compared to a gain of $5.3 million on remeasurement of escrow account balance and gain of $7.2 million related to other monetary assets and liabilities for the year ended December 31, 2011, respectively. We also recorded a foreign currency loss of $0.5 million and a gain of $1.4 million on the remeasurement of the packing credit facility borrowed under our line of credit for the year ended December 31, 2012 and 2011, respectively.

Other income, net

Our investment income for the year ended December 31, 2012 totaled $27.3 million as compared to $14.7 million for the year ended December 31, 2011. The investment income increased due to the significant increase in investment amounts resulting from the iGATE Computer Acquisition. Investments increased by $156.3 million as of December 31, 2012 as compared to investments as of December 31, 2011. A sizable part of investments in 2011 were in dividend yielding mutual funds whereas in 2012 investments were primarily in growth funds and certificate of deposits. The higher level of investments, switch from dividend yielding funds to growth plans of mutual funds and investments in high yield certificate of deposits primarily contributed to the increase in investment income.

Interest refund from tax authorities amounted to $1.5 million for the year ended December 31, 2012. We recorded a loss of $0.9 million in connection with a court-ordered rescission of a land sale agreement.

Income taxes

Our effective tax rate (“ETR”) was 23.4% and 28.7% during the twelve months ended December 31, 2012 and 2011, respectively.

The ETR decreased mainly due to the release of valuation allowance of $4.0 million existing as of December 31, 2011. Based on management’s review of both positive and negative evidence, which includes the historical and future operating performance of one of iGATE Corporation’s domestic subsidiaries, iTI as well as iGATE Corporation’s election to file a consolidated return with other members of the U.S. affiliated group, the Company has concluded that it is more likely than not that the Company will be able to realize a portion of the Company’s domestic deferred tax assets. Therefore, in 2012, the Company has released $4.0 million of the related valuation allowance.

Based on the Company’s application, the IRS ruled on January 12, 2012, that the Company’s acquisition of iGATE Computer falls within the meaning of section 338(d)(3) of the Internal Revenue Code and an election can be made to be a qualified stock purchase (“QSP”) under Section 338(g). This election entitled us to calculate the U.S. income tax basis earnings and profits and foreign (non-U.S.) tax pools for iGATE Computer. Based on such calculations, we recorded a tax provision of $6.9 million on our U.S. subsidiary iTI’s share of the Indian subsidiary, iGATE Computer’s undistributed earnings for the post-acquisition period from May 16, 2011 through December 31, 2011. In 2012, we provided an additional $7.0 million on the current year undistributed earnings of iGATE Computer.

Non-controlling interest

For the year ended December 31, 2011, we recorded $8.6 million of profits attributable to the non controlling interest in iGATE Computer, representing 18.2% share of net income of $47.3 million of iGATE Computer.

On March 14, 2012, Pan-Asia along with iGATE Global and iGATE issued a public announcement regarding the proposed acquisition of the remaining 15.82% of iGATE Computer’s outstanding share capital (excluding ADSs) from iGATE Computer’s public shareholders and the delisting of the fully paid-up equity shares of iGATE Computer having a face value of INR 2 (Delisting of Equity Shares) (the “Offer”). As of December 31, 2012, the Company had purchased 23.0 million shares (16.9%) of iGATE Computer’s outstanding shares and recorded a redeemable non controlling interest liability for the balance of 3.4 million shares amounting to $32.4 million, valued at an exit price of INR 520 per share. The redeemable non-controlling interest holders are not entitled to any share of iGATE Computer’s profits.

Prior to the additional purchase of 16.9% of iGATE Computer’s outstanding share capital, we recorded $4.5 million of profits of the non-controlling interest in iGATE Computer representing an 18.9% share of the net income of $23.7 million of iGATE Computer in the first quarter of 2012.

Preferred dividend

On February 1, 2011, pursuant to the securities purchase agreement with Viscaria Limited dated January 10, 2011, we issued 210,000 shares of Series B Preferred Stock for a consideration of $210 million and an additional 120,000 shares were issued on May 9, 2011 for a consideration of $120 million. We have accrued for cumulative dividends of $29.0 million at a rate of 8.00% per annum, compounded quarterly, for the year ended December 31, 2012 as compared to $22.1 million for the year ended December 31, 2011.

Results of Operations from Continuing Operations for the Year Ended December 31, 2011 as Compared to the Year Ended December 31, 2010 (Dollars in thousands):

	Year Ended December 31,
	2011		2010		% change of Amount from comparable period
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$779,646	100.0%	$280,597	100.0%	177.9%
Cost of revenues(a)	483,504	62.0	167,906	59.8	188.0

Gross margin	296,142	38.0	112,691	40.2	162.8
Selling, general and administrative	151,497	19.4	50,669	18.1	199.0
Depreciation and amortization	38,735	5.0	9,014	3.2	329.7

Income from operations	105,910	13.6	53,008	18.9	99.8
Interest expense	(50,608)	(6.5)	(108)	0.0	(c)
Foreign exchange gain (loss), net	13,076	1.7	(377)	(0.1)	(d)
Other income	15,894	2.0	5,171	1.8	204.5

Income before income taxes	84,272	10.8	57,694	20.6	46.1
Income tax expense	24,218	3.1	5,939	2.1	(f)

Net income	60,054	7.7	51,755	18.5	16.0
Non-controlling interest	8,586	1.1	—	—	(e)

Net income attributable to iGATE	51,468	6.6	51,755	18.5	(0.6)
Accretion to preferred stock	302	(b )	—	—	(g)
Preferred dividend	22,147	2.8	—	—	(g)

Net income attributable to iGATE common shareholders	$29,019	3.7%	$51,755	18.5%	(43.9)%

(a)	Cost of revenues is exclusive of depreciation and amortization.
(b)	The percent is insignificant.
(c)	As the absolute number in the previous year is insignificant, the percent change from current period is not computed.
(d)	As in year 2011 realized foreign currency movements gain on fair value hedges is the main component of foreign exchange gain (loss), net as compared to year 2010, the percentage change from the comparable period is not computed.

(e)	As there is no amount in the previous period, the percent change from current period is not computed.
(f)	As the effective tax rate is a better comparable measure, the percentage change from the comparable period is not computed.
(g)	As the Series B Preferred Stock was issued during 2011, the percentage change of the preferred dividend and accretion to preferred stock, is not computed.

Note: iGATE Computer results are consolidated for a period of 231 days with effect from May 15, 2011 for the year ended December 31, 2011. This accounts for the major variances in the year end comparison.

Revenues

Revenues for the year ended December 31, 2011 increased by 177.9%, as compared to the year ended December 31, 2010. Our revenue increase for this period is directly attributable to the acquisition of iGATE Computer which accounted for $473.4 million or 60.7% of revenues in 2011 contributing to 168.7% of the increase as compared to the 2010 revenues.

The revenue increase for the periods presented is also directly attributable to a combination of increased business with our recurring customers and the addition of new customers offset by unfavorable movement in currency markets. There was an increase in average employee billable headcount from 7,398 for the year ended December 31, 2010 to 19,944 for the year ended December 31, 2011, of which iGATE Computer Acquisition accounted for 62%. Revenues increased primarily due to a volume increase of 9.7% which was partly offset by unfavorable movement in currency markets by 0.6% for the year ended December 31, 2011 as compared to the year ended December 31, 2010. Our top five customers accounted for 40% and 72% of our revenue for the year ended December 31, 2011 and 2010, respectively.

Gross margin

Gross margin was $296.1 million or 38.0% of revenues for the year ended December 31, 2011, as compared to $112.7 million or 40.2% of revenues for the year ended December 31, 2010. The decrease in gross margin percentage is due to salary increments in 2011 which was partially offset by improved utilization contributing to the increase in gross margin in absolute terms.

The increase in gross margin in absolute terms was mainly due to the acquisition of iGATE Computer which accounted for $176.6 million (59.6% of gross margin) or 22.6% of the revenues.

Selling, general and administrative expenses

SG&A includes all costs that are not directly associated with revenue-generating activities. SG&A expenses include employee costs, corporate costs and facilities costs. Employee costs include selling, marketing and administrative salaries and related employee benefits, travel, recruiting and training costs. Corporate costs include costs such as acquisition and delisting costs, legal, accounting and outside consulting fees. Facilities costs primarily include rent and communications costs.

SG&A costs for the year ended December 31, 2011 were $151.5 million or 19.4% of revenues, as compared to $50.7 million, or 18.1% of consolidated revenues for the year ended December 31, 2010. The significant increase in SG&A costs was mainly due to non-recurring costs associated with the acquisition of iGATE Computer which accounted for $95.2 million, (inclusive of intercompany costs of $20.8 million), or 62.8% of SG&A costs.

Our net employee cost increased by $13.3 million for the year ended December 31, 2011, as compared to the year ended December 31, 2010, mainly due to an increase in salaries, bonus and benefits of $11.8 million and travel expense and related costs of $2.0 million which was partly offset by a decrease in recruitment expense of $0.5 million. The net corporate cost increased by $11.2 million for the year ended December 31, 2011 mainly due to expenses associated with the acquisition of iGATE Computer of $7.2 million, expenses relating to delisting of $0.7 million and a $3.3 million increase in outside professional services, marketing, accounting, bad debts and administrative charges. The net facilities costs increased by $1.9 million for the year ended December 31, 2011, mainly due to an increase in rental, office and building maintenance and communication related expenses. We have recorded $20.4 million as cost reimbursement from iGATE Computer towards the sales and administrative support provided for the current period.

Depreciation and amortization costs

Depreciation and amortization costs for the year ended December 31, 2011 were $38.7 million or 5.0% of revenues, as compared to $9.0 million or 3.2% of revenues for the year ended December 31, 2010. The significant increase in depreciation and amortization costs is mainly due to the acquisition of iGATE Computer which accounted for $28.9 million or 74.7% of depreciation and amortization costs.

Operating income

Operating income was $105.9 million, or 13.6% of revenues for the year ended December 31, 2011 as compared to $53.0 million, or 18.9% of revenues for the year ended December 31, 2010. The increase in absolute terms is mainly due to the acquisition of iGATE Computer which accounted for $52.4 million or 6.7% of revenues.

Interest expense

We issued 9% senior notes on April 29, 2011 and recorded interest expense of $46.6 million for the year ended December 31, 2011. We also amortized the debt issuance costs of $3.7 million for the year ended December 31, 2011. The interest expense recorded on our $57.0 million line of credit at a weighted average interest rate of 1.07% amounted to $0.7 million for the year ended December 31, 2011.

Foreign exchange gain/(loss), net

Foreign exchange gain was $13.1 million for the year ended December 31, 2011 as compared to loss of $0.4 million for the year ended December 31, 2010.

Favorable foreign currency movement related to foreign exchange derivative contracts entered into in connection with the iGATE Computer Acquisition which resulted in a net realized gain of $15.0 million on settled contracts for the year ended December 31, 2011.

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

iGATE Computer accounted for $3.2 million foreign exchange loss in 2011.

Other income, net

Our investment income for the year ended December 31, 2011 totaled $14.7 million as compared to $3.2 million for the year ended December 31, 2010. The significant increase in investment income is mainly due to the iGATE Computer Acquisition which accounted for $12.5 million of the investment income.

In the second quarter of 2011, we liquidated the investments to fund the iGATE Computer Acquisition, which reduced investment income in the year ended December 31, 2011, as compared to the year ended December 31, 2010.

We recognized gain on sale of fixed assets of $1.4 million and gain on sale of investment in affiliate of $0.6 million during the year ended December 31, 2010.

Income taxes

Our ETR was 28.7% and 10.3% for the years ended December 31, 2011 and 2010, respectively. The ETR increased mainly due to the expiration of the STPs tax holiday and our foreign earnings in March 2011 and was partly offset by a deferred tax benefit of $ 3.9 million recorded on the carry forward of losses relating to earlier years and $2.6 million on account of a foreign tax credit. Based on our application, the IRS ruled on January 12, 2012 that the acquisition of iGATE Computer falls within the meaning of section 338-(d)-(3) of the Internal Revenue Code and election can be made to be a QSP under Section 338-(g). This election entitled us to calculate the U.S. income tax basis earnings and profits and foreign (non-U.S.) tax pools for iGATE Computer. Based on such calculations, we have recorded a tax provision of $6.9 million on our U.S. subsidiary iGATE Technologies share of our Indian subsidiary, iGATE Computer’s undistributed earnings for the post-acquisition period from May 16, 2011 to December 31, 2011. This calculation will be monitored by us on a quarterly basis every year.

Non controlling interest

We recorded $8.6 million share of profits of non controlling interest in iGATE Computer representing 18.2% share of net income of $47.3 million of iGATE Computer.

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

Use of non-GAAP Financial Measures:

Effective from the fourth quarter of fiscal 2010, we decided to use non-GAAP net income data and non-GAAP basic and diluted earnings per share. These non-GAAP measures are not in accordance with, or an alternative for measures prepared in accordance with, generally U.S GAAP and may be different from non-GAAP measures used by other companies. In addition, these non-GAAP measures are not based on any comprehensive set of accounting rules or principles. Reconciliations of these non-GAAP measures to their comparable GAAP measures are included in the attached financial tables.

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

The non-GAAP financial measures contained herein exclude the following items:

•

Amortization of intangible assets: Intangible assets comprise value of our customer relationships from the recent iGATE Computer Acquisition and the previous delisting of iGATE’s Indian subsidiary. We incur charges relating to the amortization of these intangibles. These charges are included in our GAAP presentation of earnings from operations, operating margin, net income and diluted earnings per share. We exclude these charges for purposes of calculating these non-GAAP measures.

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

•

Forex: The Company entered into forward foreign exchange contracts to mitigate the risk of changes in foreign exchange rates on payments related to the acquisition of iGATE Computer. We also recognized favorable foreign currency gain on re-measurement of escrow account balance maintained for facilitating payments related to the iGATE Computer Acquisition. We believe that eliminating the non-capitalized items for purposes of calculating these non-GAAP measures facilitates a more meaningful evaluation of our current performance and comparisons to its past performance. In March 2012, the Company entered into a forward foreign exchange contract to mitigate the risk of changes in foreign exchange rates on payments related to the delisting of iGATE Computer. During the year 2012, the Company recognized foreign currency loss on re-measurement of escrow account balance and foreign exchange gain on re-measurement of redeemable non-controlling interest liability. iGATE believes that eliminating the non-capitalized items for purposes of calculating these non-GAAP measures facilitates a more meaningful evaluation of iGATE’s current performance and comparisons to its past performance.

•

Severance Cost: As a result of the acquisition of iGATE Computer, we incurred severance costs in connection with the termination of the services of some of iGATE Computer’s employees. We believe that eliminating these costs for purposes of calculating these non-GAAP measures facilitates a more meaningful evaluation of our current operating performance and comparisons to its past performance.

•

Delisting expenses: iGATE voluntarily delisted the equity shares of its majority owned subsidiary, iGATE Computer from the National Stock Exchange of India Limited and the Bombay Stock Exchange Limited and the American Depository Shares from the New York Stock Exchange. Delisting is an infrequent activity and expenses incurred in connection therein are inconsistent in amount and are significantly impacted by the timing and nature of the delisting. We believe that eliminating these expenses for purposes of calculating these non-GAAP measures facilitates a more meaningful evaluation of our current operating performance and comparisons to its past operating performance.

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

•

Preferred dividend and accretion to preferred stock: The Company has issued 8.00% Series B Preferred Stock. The Company also incurred issuance costs which have been netted against the proceeds received from the issuance of Series B Preferred Stock. The Series B Preferred Stock is being accreted over a period of six years. The Company believes that eliminating these expenses for purposes of calculating these non-GAAP measures facilitates a more meaningful evaluation of iGATE’s current operating performance and comparisons to its past operating performance.

From time to time in the future, there may be other items that we may exclude in presenting our financial results.

The table below presents a reconciliation of our non-GAAP financial measures to the most comparable GAAP measures for each of the past three years (in thousands, except for per share data):

	For the Year Ended December 31,
	2012	2011*	2010
GAAP Net Income attributable to iGATE common shareholders	$66,382	$29,019	$51,755
Adjustments:
Preferred dividend and accretion to preferred stock	29,451	22,449	—
Amortization of Intangible assets, net of taxes	7,988	6,191	774
Share Based Compensation, net of taxes	8,485	8,530	6,437
Acquisition expenses	—	10,914	3,213
Delisting expenses, net of taxes	3,477	997	—
Merger and reorganization expenses	1,472	—	—
Forex loss/ (gain) on acquisition hedging and other remeasurement, net of taxes	3,755	(15,975)	—
Severance cost, net of taxes	—	4,897	—

Non-GAAP Net income attributable to iGATE common shareholders	$121,010	$67,022	$62,179

Basic EPS (GAAP) to Basic EPS (Non-GAAP):
BASIC EPS (GAAP)	$0.87	$0.39	$0.92
Preferred dividend and accretion to preferred stock	0.39	0.30	—
Amortization of Intangible assets, net of taxes	0.10	0.08	0.02
Share Based Compensation, net of taxes	0.11	0.12	0.11
Acquisition expenses	—	0.15	0.06
Delisting expenses, net of taxes	0.05	0.01	—
Merger and reorganization expenses	0.02	—	—
Forex loss/ (gain) on acquisition hedging and other remeasurement, net of taxes	0.05	(0.22)	—
Severance cost, net of taxes	—	0.07	—

BASIC EPS (Non-GAAP)	$1.59	$0.90	$1.11

Diluted EPS (GAAP) to Diluted EPS (Non-GAAP):
Diluted EPS (GAAP)	$0.85	$0.38	$0.90
Preferred dividend and accretion to preferred stock	0.38	0.30	—
Amortization of Intangible assets, net of taxes	0.10	0.08	0.01
Share Based Compensation, net of taxes	0.11	0.11	0.11
Acquisition expenses	—	0.15	0.06
Delisting expenses net of taxes	0.05	0.01	—
Merger and reorganization expenses	0.02	—	—
Forex loss/ (gain) on acquisition hedging and other remeasurement, net of taxes	0.05	(0.21)	—
Severance cost, net of taxes	—	0.07	—

Diluted EPS (Non-GAAP)	$1.56	$0.89	$1.08

Weighted average shares outstanding, Basic	57,228	56,740	56,055
Add: Assumed preferred stock conversion	18,778	17,347	—

Non-GAAP shares outstanding, Basic	76,006	74,087	56,055

Weighted average dilutive common equivalent shares outstanding	58,821	57,943	57,394
Add: Assumed preferred stock conversion	18,778	17,347	—

Weighted average dilutive common equivalent shares outstanding	77,599	75,290	57,394

*	Includes iGATE Computer balances since May 16, 2011

Non-GAAP Disclosure of Adjusted EBITDA

We present Adjusted EBITDA as a supplemental measure of our performance. We define Adjusted EBITDA as net income plus (i) depreciation and amortization, (ii) interest expense, (iii) income tax expense, minus (iv) other income, net plus (v) foreign exchange (gain)/loss, (vi) stock-based compensation (vii) acquisition expenses (viii) severance expenses, (ix) delisting (going private) expenses and (x) merger and reorganization expenses. We eliminated the impact of the above as we do not consider them as indicative of our ongoing operating performance. These adjustments are itemized below. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

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

Adjusted EBITDA has limitations as an analytical tool. Some of these limitations are:

•	Adjusted EBITDA does not reflect our cash expenditures or future requirements, for capital expenditures or contractual commitments;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•

Adjusted EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debts; although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and adjusted EBITDA does not reflect any cash requirements for such replacements; non-cash compensation is and will remain a key element of our overall long-term incentive compensation package, although we exclude it as an expense when evaluating our ongoing operating performance for a particular period; and

•

Adjusted EBITDA does not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of our ongoing operations; and other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

Because of these limitations, Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only supplementally.

	For the Year Ended December 31,
	2012	2011*	2010
	(in thousands)
Net income	$100,309	$60,054	$51,755
Adjustments:
Depreciation and amortization	46,382	38,735	9,014
Interest expenses	83,766	50,608	108
Income tax expense	30,599	24,218	5,939
Other income, net	(28,491)	(15,894)	(5,171)
Foreign exchange (gain)/loss	20,084	(13,076)	377
Stock Based Compensation	12,274	10,737	6,651
Acquisition expenses	—	10,914	3,749
Delisting expenses	5,029	997	—
Merger and reorganization expenses	1,472	—	—
Severance expenses	—	6,164	—

Adjusted EBITDA (a non-GAAP measure)	$271,424	$173,457	$72,422

*	Includes iGATE Computer Balances since May 16, 2011

The company presents the non-GAAP financial measure Adjusted EBITDA because, management uses this measure to monitor and evaluate the performance of the business and believes the presentation of this measure will enhance the investors’ ability to analyze trends in the business and evaluate our underlying performance relative to other companies in the industry.

Liquidity and Capital Resources

Our cash balances are held in numerous locations throughout the world, with substantially all of those amounts held outside of the United States, primarily in India. Amounts held outside of the United States are generally utilized to support non-U.S. liquidity needs. Most of the amounts held outside of the United States could be repatriated to the United States but, under current law, the amounts would be subject to United States federal income taxes, less applicable foreign tax credits. Repatriation of some foreign balances is restricted by local laws. We have provided for the United States federal tax liability on the post-acquisition earnings and profits of iGATE Computer, India. All other earnings and profits in other jurisdictions are deemed permanently reinvested.

Repatriation could result in additional income tax payments in future years. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is that cash balances would remain outside of the United States and we would meet liquidity needs through ongoing cash flows, external borrowings, or foreign earnings that are not deemed permanently reinvested, which we expect to be sufficient to meet our operating liquidity requirements, as described in the contractual obligations table below, for at least the twelve (12) months following this report. We do not expect restrictions or potential taxes on repatriation of amounts held outside of the United States to have a material effect on our overall liquidity, financial condition or results of operations. As of December 31, 2012, $586.4 million of cash, cash equivalents and short-term investments were held by our foreign subsidiaries. We estimate the potential tax liability relating to the repatriation of such holdings to be approximately $62.3 million.

Cash from Operations

Our largest source of operating cash flows is cash collections from our customers for different information technology services we render under various Statements of Work (SOWs). Our primary uses of cash from operating activities are for personnel related expenditures, leased facilities and taxes.

Net cash provided by operating activities increased by approximately $17.9 million for fiscal 2012 as compared to fiscal 2011. This increase was primarily due to higher net income adjusted for depreciation, amortization of intangible assets and debt issuance costs, a provision for recission of a land sale contract, deferred gain on derivatives and stock-based compensation. The impact of these was partially offset by certain unfavorable changes in operating assets and liabilities, primarily utilization of cash resources for payment of accounts payables, increases in accounts receivable, prepaid expenses and unbilled revenues resulting from increases in revenues during the fiscal period 2012, in comparison to the prior period.

Net cash provided by operating activities increased by approximately $21.3 million for fiscal 2011 as compared to fiscal 2010. This increase was primarily due to higher net income due to the iGATE Computer Acquisition adjusted for depreciation, amortization of intangible assets and debt issuance costs and stock-based compensation. The impact of these was partially offset by deferred loss on derivative and certain unfavorable changes in operating assets and liabilities, primarily increases in accounts receivable and unbilled revenues resulting from increases in revenues during the fourth quarters of 2011 and 2010, respectively, in comparison to the prior years. Our operating assets and liabilities may be impacted by some of the aforementioned factors in future periods, certain amounts and timing of which are variable.

Investing Activities

Cash used in investing activities was $406.4 million, $1.2 billion and $11.6 million for the year ended December 31, 2012, 2011 and 2010, respectively. Cash used in investing activities in 2012 decreased by $791.0 million compared to 2011 primarily due to the completion of the iGATE Computer Acquisition in 2011. This reduction was offset by the additional purchase of non-controlling interests, increase in capital expenditure and increase in net purchase of investments in 2012.

Our investment portfolio and other investments increased by $143.4 million for the year ended December 31, 2012 as compared to an increase of $10.1 million for the year ended December 31, 2011 and decrease of $1.1 million for the year ended December 31, 2010. The decrease in investments during 2010 was due to our iGATE Computer Acquisition plans.

During the year ended December 31, 2012, we deposited $235.6 million in an escrow account to facilitate the purchase of remaining shares in iGATE Computer, from which $228.4 million was used to purchase 23.0 million shares of iGATE Computer as of December 31, 2012. The escrow account balance was re-measured to $3.1 million and is disclosed as restricted cash as of December 31, 2012.

Capital expenditures were $31.3 million, $21.4 million and $16.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. Significant portions of the capital expenditures in all three years presented were due to the expansion of our campus located in our Indian centers. During the year ended December 31, 2010, we sold one of our office buildings located in Bangalore, India and some of our furniture and office equipments at our office located in Hyderabad, India for total consideration of $3.0 million.

Financing Activities

Cash provided by financing activities was $323.1 and $1.1 billion for the years ended December 31, 2012 and 2011, respectively, as compared to the usage of $13.3 million for the year ended December 31, 2010.

The cash provided by financing activities during the year ended December 31, 2012 was primarily due to the drawdown of $228.5 million from a bank to fund the purchase of iGATE Computer’s remaining shares and delisting related expenses and a term loan of $70 million to finance the purchase of iAI. We also withdrew an additional $20 million from an existing unsecured revolving working credit facility during the year ending December 31, 2012. The net proceeds from the exercise of employee stock options was $7.7 million, $1.5 million and $2.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

On February 1, 2011 and May 09, 2011, we issued Series B Preferred Stock for an aggregate purchase price of $330 million. Proceeds from this issuance, net of related costs of $3.4 million, amounted to $326.6 million and were used to finance the iGATE Computer Acquisition.

On February 21, 2011, we entered into an arrangement with Standard Chartered Bank for an unsecured revolving working credit facility of $70.0 million, renewable on an annual basis. As of December 31, 2011, we had borrowed $52.0 million under this line of credit at an effective interest rate of 1.07%.

On April 29, 2011, we issued $770.0 million ($737.0 million, net of commitment, placement and other financing and professional fees) aggregate principal amount of Notes in a private placement to finance a portion of the iGATE Computer Acquisition. The Notes require semi-annual interest payments on May 1 and November 1. Proceeds from the issue of the Notes were also used to finance the iGATE Computer Acquisition. We paid interest of $35.0 million on November 1, 2011 and $69.3 million on May 1, 2012 and November 1, 2012.

On May 10, 2011, we entered into an arrangement with DBS Bank Ltd., Singapore, as administrative agent for the lenders and DBS Bank Ltd., Bangalore Branch, as lead arranger, for an unsecured revolving working credit facility of $50 million, maturing on May 16, 2016. As of December 31, 2011, we had borrowed $5.0 million under this line of credit at an effective interest rate of 3.2%.

Dividends paid amounted to $14.5 million for the year ended December 31, 2010. No dividends were paid during the years ended December 31, 2012 and 2011, as the Board of Directors decided to retain the 2010 profits for funding the iGATE Computer Acquisition in 2011. Further, so long as Viscaria Limited remains a shareholder of iGATE Series B Preferred Stock, the issuance of future dividends may require the consent of a majority of the investor holders under certain circumstances.

Our cash, cash equivalents and short-term investments were $606.0 million, $430.0 million and $139.8 million as of December 31, 2012, 2011 and 2010, respectively.

Aggregate Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2012 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior Notes(1)	$770,000	$—	$—	$770,000	$—
Interest payments due on senior notes	231,000	69,300	138,600	23,100	—
Term Loans(2)	298,500	35,000	263,500	—	—
Line of Credit(2)	77,000	77,000	—	—	—
Operating lease obligations	17,765	8,621	7,267	1,877	—
Capital lease obligations	1,268	461	676	131	—
Purchase obligations	54,854	5,041	49,813	—	—
Defined benefit gratuity plan contributions	29,294	2,855	6,008	7,052	13,379
Defined benefit pension plan contributions	667	—	—	111	556

Total	$1,480,348	$198,278	$465,864	$802,271	$13,935

(1)

At any time prior to May 1, 2014, the Company may redeem the Notes in whole or in part, at its option, at a redemption price equal to 109% of the principal amount of such Notes and accrued and unpaid interest, if any, to the redemption date. At any time and from time to time on or after May 1, 2014 and before May 1, 2015, the Company may redeem the Notes, in whole or in part, at a redemption price equal to 104.5% of the principal amount of such Notes and accrued and unpaid interest, if any, to the redemption date. At any time and from time to time on or after May 1, 2015, the Company may redeem the Notes, in whole or in part, at a redemption price equal to 100.0% of the principal amount of such Notes and accrued and unpaid interest, if any, to the redemption date. The aggregate interest payable on the Notes through their maturity, assuming we do not exercise our redemption option prior to such time, is expected to be approximately $231.0 million from January 1, 2013 through May 1, 2016.
(2)	As of December 31, 2012, the Term Loans carried an interest rate of LIBOR plus 280 basis points payable at the end of each interest period. The Lines of Credit are comprised of two credit facilities which are renewed periodically and carried interest rates of LIBOR plus 130 basis points and LIBOR plus 280 basis points, respectively, as of December 31, 2012. For more information on the Borrowings, please refer to Note 4 Borrowings to our audited consolidated financial statements included elsewhere in this Form 10-K.

If Viscaria Limited does not exercise the option to convert within six years from the Series B Preferred Stock closing dates of February and May 2011, it has the option to exercise its put right and require that the Series B Preferred Stock be redeemed for cash at an amount equal to the outstanding principal plus accrued and unpaid dividends amounting to $538.0 million as the end of the sixth year. So long as Viscaria Limited remains a shareholder of iGATE Series B Preferred Stock, the issuance of future dividends, except cash dividends payable to holders of the Company’s stock of up to 25% of the net income of the Company, will require the consent of a majority of the investor holders. In the event the Company declares or pays any dividend upon the Company’s common stock (in cash, securities or other property), other than a dividend payable solely in shares of common stock, the Company is required to declare and pay to the holders of the Series B Preferred Stock at the same time the dividends which would have been declared and paid with respect to the common stock issuable upon conversion (had all of the Series B Preferred Stock been immediately converted). The terms of our Senior Notes and Term Loans also contain restrictions on our ability to declare dividends. While the Board of Directors may have the ability to declare dividends, subject to certain restrictions, it is likely that cash from operations will be used for working capital and to service debt over the next few years, rather than for the payment of dividends in the foreseeable future.

As of December 31, 2012, we had $22.1 million of unrecognized tax benefits. This represents the tax benefits associated with certain tax positions on our domestic and international tax returns that have not been recognized on our financial statements due to uncertainty regarding their resolution. The resolution or settlement of these tax positions with the relevant taxing authorities is at various stages and therefore we are unable to make a reliable estimate of the eventual cash flows by period that may be required to settle these matters.

Our primary future cash requirements will be to fund working capital, debt service, capital expenditures, and benefit obligations. In addition to our working capital requirements, we expect our primary cash requirements for 2012 to be as follows:

•	Debt service — We expect to make payments of approximately $80.1 million during 2013 for interest associated with senior notes and bank borrowings.

•

Capital expenditures — We have budgeted $80.4 million for new and existing facility expansion, new hardware and software during 2013. Of this we have open purchase obligations of $54.8 million towards construction of new facilities and purchase of property and equipment. We will fund the entire capital expenditures through a combination of available cash reserves and short term investments and expect to fund the costs of future expansion through our net cash flows provided by operations.

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

Future Sources of Liquidity

We expect our primary source of cash to be positive net cash flows provided by operating activities. Further, we continue to focus on cost reductions and have initiated steps to reduce overheads and provide cash savings. In 2012, we initiated the simplification of our corporate structure by completing the merger of our subsidiaries in the United States. We also initiated the merger of our Indian subsidiaries through a court approved process which commenced in October 2012 and is expected to be completed in 2013. We expect to save significant costs due to these internal mergers. For more information on the Merger, please refer to the disclosure provided in Item 7 — Recent Events Impacting Future Operations in this Form 10 K and in the Schedule TO we filed on January 03, 2013.

The Company currently has two revolving credit facilities providing for borrowings of up to an aggregate of $120 million subject to certain contractual limitations. As of December 31, 2012, we had borrowed $77 million under the revolving credit facilities. Both revolving credit facilities include other conditions that, if not complied with, could restrict our availability to borrow.

For more information on the revolving credit facilities and the restrictions on borrowing thereunder, please refer to Note 4, Borrowing and Note 5, Senior Notes to our audited consolidated financial statements included elsewhere in this Form 10-K.

In order to meet our cash needs we may, from time to time, repatriate, borrow under our credit facilities or issue long term or short-term debt or equity, if the market and our credit facilities and the indentures governing our notes permit us to do so. For more information on the income tax consequences of the repatriation of the earnings of our foreign subsidiaries, please refer to the disclosure provided in Item 7 — Liquidity and Capital Resources in this Form 10-K. We regularly evaluate market conditions, our liquidity profile, and various financing alternatives for opportunities to enhance our capital structure. If market conditions are favorable, we may refinance our existing debt or issue additional securities.

On November 29, 2010, iGATE filed with the SEC the second amendment to a registration statement on Form S-3 relating to a proposed follow-on public offering of 10 million shares of its common stock, 6 million shares offered by its selling shareholders and $100 million of debt securities. If we do not generate sufficient cash from operations, face unanticipated cash needs such as the need to fund significant strategic acquisitions or do not otherwise have sufficient cash and cash equivalents, we may need to incur additional debt or issue additional equity.

Based on past performance and current expectations, we expect our existing cash, cash equivalents and short-term investments of $606.0 million as of December 31, 2012, and our ongoing cash flows, external borrowings or foreign earnings that are not deemed permanently reinvested, to be sufficient to meet our operating liquidity requirements described above for at least the twelve (12) months following this report.

Debt Service Obligations

As a result of the acquisition of iGATE Computer, our level of indebtedness increased. As of December, 31, 2012, principal payments due under our indebtedness were $1.1 billion, excluding capital lease obligations of $1.0 million. Our interest expense for the year 2012 was $83.8 million, and includes $12.4 million of accrued interest expense.

Our leverage requires that a substantial portion of our cash flows from operations be dedicated to the payment of principal and interest on our indebtedness. We continually monitor our exposure to the risk of increased interest rates as portions of our borrowings under our credit facilities are at variable rates of interest.

The Company has made all scheduled payments timely under the indenture governing its senior notes, and the revolving credit facilities.

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

For all significant foreign operations, the functional currency is the local currency. Assets and liabilities of these operations are translated at the exchange rate in effect at each period end. Statement of Income accounts are translated at the exchange rate prevailing as of the date of the transaction. The gains or losses resulting from such translation are reported under accumulated other comprehensive income (loss) as a separate component of equity. Realized gains and losses from foreign currency transactions are included in other income, net for the periods presented.

Recently Issued Accounting Standards

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our audited consolidated financial statements, see Note 1, Company Overview and Summary of Significant Accounting Policies to our audited consolidated financial statements included elsewhere in this Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Factors

We are exposed to market risks from adverse changes in foreign exchange rates, interest rates, especially the INR. We do not engage in speculative or leveraged transactions, nor do we hold or issue financial instruments for trading purposes.

Foreign Exchange Rate Sensitivity

Our cash flow and earnings are subject to fluctuations due to exchange rate variation between the INR and USD, CAD, JPY, Euro and GBP. This foreign currency risk exists based upon the nature of the subsidiary operations namely iGATE Global and iGATE Computer. For example, the majority of the revenue that the Company derives from operations originates from services provided to two customers in the United States and Canada. This results in an inherent foreign currency risk between USD, CAD and INR exchange rates.

We attempt to limit our exposure to changing INR rates mainly through financial market transactions. These transactions may include entering into forward or option contracts to hedge existing exposures. The instruments are used to reduce risk by essentially creating offsetting currency exposures. The following table presents information related to foreign currency contracts held by the Company (in thousands):

	As of December 31, 2012
Currency	Amount (Local Currency)	Amount (USD)
US Dollar contracts	236,150	$236,150
CAD contracts	30,500	30,663
JPY contracts	282	3
GBP contracts	10,300	16,648

		$283,464

Interest Rate Sensitivity

The Company is exposed to changes in interest rates primarily as a result of long term and short term debt. The nature and amount of the Company’s long-term and short-term debt can be expected to vary as a result of future business requirements, market conditions and other factors.

Effect of Hypothetical 10% Fluctuation In Market Prices

Our primary net foreign currency exposure is the INR. The fair value of foreign exchange contracts are subject to changes in foreign currency exchange rates.

As of December 31, 2012, the potential gain or loss in the fair value of the Company’s outstanding foreign currency contracts assuming hypothetical 10%, 5%, 2% and 1% fluctuations in currency rates would be approximately (in millions):

	Valuation given X% decrease in Rupee / USD rate				Fair Value as of December 31, 2012	Valuation given X% increase in Rupee / USD rate
	(10%)	(5%)	(2%)	(1%)		1%	2%	5%	10%
Rupee to USD rate	49.49	52.24	53.89	54.44	54.99	55.54	56.09	57.74	60.49
Derivative Instruments	$24.0	$7.8	$(1.1)	$(3.9)	$(6.7)	$(9.5)	$(12.2)	$(19.9)	$(31.9)

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

The Financial Statements and Supplementary Data required by this item are filed as part of this Form 10-K. See Index to Consolidated Financial Statements on page 68 of this Form 10-K.

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

The Company’s Consolidated Financial Statements for the year ended December 31, 2012 have been audited by Ernst & Young Associates, an Independent Registered Public Accounting Firm, whose report thereon appears on page 69 of this Form 10-K.

The Board of Directors pursues its responsibility for the Company’s financial reporting and accounting practices through its Audit Committee, all of the members of which are independent directors. The Audit Committee’s duties include recommending to the Board of Directors the Independent Registered Public Accounting Firm to audit the Company’s financial statements, reviewing the scope and results of the independent accounting firm’s activities and reporting the results of the committee’s activities to the Board of Directors. The Independent Registered Public Accounting Firm has met with the Audit Committee in the presence of management representatives to discuss the results of their audit work. The Independent Registered Public Accounting Firm has direct access to the Audit Committee.

Phaneesh Murthy

President, Chief Executive Officer and Director

Sujit Sircar

Chief Financial Officer

iGATE CORPORATION

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of iGATE Corporation

We have audited the accompanying consolidated balance sheets of iGATE Corporation as of December 31, 2012 and 2011 and the related consolidated statements of income and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of iGATE’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of iGATE Corporation at December 31, 2012 and 2011 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), iGATE Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 18, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young Associates

Gurgaon, India

March 18, 2013

iGATE CORPORATION

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$95,155	$75,440
Restricted cash	3,072	0
Short-term investments	510,816	354,528
Accounts receivable, net	162,335	172,898
Unbilled revenues	72,901	45,223
Prepaid expenses and other current assets	31,710	18,752
Prepaid income taxes	8,541	8,341
Deferred tax assets	14,655	20,574
Foreign exchange derivative contracts	782	277

Total current assets	899,967	696,033

Deposits and other assets	25,372	32,102
Prepaid income taxes	28,351	18,481
Property and equipment, net	167,252	175,672
Leasehold land	86,933	90,339
Deferred tax assets	30,635	30,456
Goodwill	493,141	511,060
Intangible assets, net	144,428	160,706

Total assets	$1,876,079	$1,714,849

LIABILITIES, REDEEMABLE NON CONTROLLING INTEREST, PREFERRED STOCK AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable	$7,799	$7,857
Line of credit	77,000	57,000
Term loans	35,000	0
Accrued payroll and related costs	54,802	71,913
Other accrued liabilities	79,008	77,988
Accrued income taxes	9,134	3,993
Foreign exchange derivative contracts	7,516	12,471
Deferred revenue	17,890	22,412

Total current liabilities	288,149	253,634
Other long-term liabilities	3,265	4,610
Senior notes	770,000	770,000
Term loans	263,500	0
Foreign exchange derivative contracts	0	6,739
Accrued income taxes	17,272	17,672
Deferred tax liabilities	55,494	58,992

Total liabilities	1,397,680	1,111,647

Commitments and Contingencies (Note 24)
Redeemable non controlling interest	32,422	0
Series B Preferred stock, without par value: 480,000 shares authorized; 330,000 shares issued and outstanding	378,474	349,023
iGATE Corporation shareholders’ equity:
Preferred shares, without par value: 19,520,000 shares authorized; 1 share held in treasury	0	0
Common shares, par value $0.01 per share:
700,000,000 shares authorized; 58,533,405 and 57,696,430 shares issued; 57,543,303 and 56,706,328 shares outstanding as of December 31, 2012 and 2011 respectively	585	577
Common shares held in treasury, at cost, 990,102 shares	(14,714)	(14,714)
Additional paid-in capital	185,340	201,281
Retained earnings	170,875	104,493
Accumulated other comprehensive loss	(274,583)	(214,641)

Total iGATE Corporation shareholders’ equity	67,503	76,996
Non-controlling interest	0	177,183

Total equity	67,503	254,179

Total liabilities, redeemable non controlling interest, preferred stock and equity	$1,876,079	$1,714,849

See accompanying notes.

iGATE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
Revenues	$1,073,930	$779,646	$280,597
Cost of revenues (exclusive of depreciation and amortization)	649,810	483,504	167,906

Gross margin	424,120	296,142	112,691
Selling, general and administrative expense	171,471	151,497	50,669
Depreciation and amortization	46,382	38,735	9,014

Income from operations	206,267	105,910	53,008
Interest expense	(83,766)	(50,608)	(108)
Foreign exchange gain (loss), net	(20,084)	13,076	(377)
Other income, net	28,491	15,894	5,171

Income before income taxes	130,908	84,272	57,694
Income tax expense	30,599	24,218	5,939

Net income	100,309	60,054	51,755
Non controlling interest	4,476	8,586	0

Net income attributable to iGATE Corporation	95,833	51,468	51,755
Accretion to preferred stock	404	302	0
Preferred dividend	29,047	22,147	0

Net income attributable to iGATE common shareholders	$66,382	$29,019	$51,755

Distributed earnings per share:
Common stock	$0	$0	$0.26
Unvested restricted stock	$0	$0	$0.26
Participating preferred stock	$1.55	$1.28	$0
Basic earnings per share:
Common stock	$0.87	$0.39	$0.92
Unvested restricted stock	$0.87	$0.39	$0.92
Participating preferred stock	$2.42	$1.67	$0
Diluted earnings per share	$0.85	$0.38	$0.90

See accompanying notes.

iGATE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands)

	Year Ended December 31,
	2012	2011	2010
Net income attributable to iGATE common shareholders	$66,382	$29,019	$51,755
Add: Non controlling interest	4,476	8,586	0
Other comprehensive income:
Unrealized gain on marketable securities, net of tax of $3,170, $266 and $0, respectively	5,615	1,987	1,060
Unrecognized actuarial gain (loss) on pension liability, net of tax of $73, $4 and $0, respectively	(175)	198	(101)
Change in fair value of cash flow hedges, net of tax of $9,164, $8,980 and $0, respectively	22,586	(22,912)	2,088
Gain (loss) on foreign currency translation	(44,689)	(235,528)	8,323

Total comprehensive income (loss)	54,195	(218,650)	63,125
Less: Total comprehensive income (loss) attributable to non controlling interest, net of tax of $0, $1,376 and $0, respectively	4,476	(34,693)	0

Total comprehensive income (loss) attributable to iGATE common shareholders	$49,719	$(183,957)	$63,125

See accompanying notes.

iGATE CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

(Amounts in thousands, except per share data)

	Common Stock		Series A Preferred Shares	Additional Paid-in Capital	Retained earnings	Treasury Shares	Accumulated Other Comprehensive Loss	Total Equity- iGATE	Noncontrolling interest	Total Equity	Redeemable Non Controlling Interest
	Shares	Par Value
	(Dollars in thousands)
Balance, December 31, 2009	55,136,107	$561	0	$180,278	$38,228	$(14,714)	$(13,035)	$191,318	$0	$191,318	$ 0
Exercise of stock options, including total tax benefit recognized of $1.2 million	670,371	7	0	2,424	0	0	0	2,431	0	2,431	0
Vesting of restricted stock awards	420,167	4	0	0	0	0	0	4	0	4	0
Payment of withholding taxes related to restricted stock	0	0	0	(964)	0	0	0	(964)	0	(964)	0
iGATE stock-based compensation expense	0	0	0	6,651	0	0	0	6,651	0	6,651	0
Cash dividend declared on common stock (per share $0.26)	0	0	0	0	(14,509)	0	0	(14,509)	0	(14,509)	0
Net Income	0	0	0	0	51,755	0	0	51,755	0	51,755	0
Other comprehensive income	0	0	0	0	0	0	11,370	11,370	0	11,370	0

Balance, December 31, 2010	56,226,645	$572	0	$188,389	$75,474	$(14,714)	$(1,665)	$248,056	$0	$248,056	$ 0

Exercise of stock options, including total tax benefit recognized of $1.6 million	169,603	2	0	1,337	0	0	0	1,339	0	1,339	0
Vesting of restricted stock awards	310,080	3	0	0	0	0	0	3	0	3	0
Stock-based compensation expense	0	0	0	7,447	0	0	0	7,447	0	7,447	0
Exercise of subsidiary stock options	0	0	0	813	0	0	0	813	0	813	0
Subsidiary stock-based compensation expense	0	0	0	3,295	0	0	0	3,295	0	3,295	0
Purchase acquisition	0	0	0	0	0	0	0	0	211,876	211,876	0
Net Income	0	0	0	0	29,019	0	0	29,019	8,586	37,605	0
Other comprehensive loss	0	0	0	0	0	0	(212,976)	(212,976)	(43,279)	(256,255)	0

Balance, December 31, 2011	56,706,328	$577	0	$201,281	$104,493	$(14,714)	$(214,641)	$76,996	$177,183	$254,179	$ 0

iGATE CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY — Continued

(Amounts in thousands, except per share data)

	Common Stock		Series A Preferred Shares	Additional Paid-in Capital	Retained earnings	Treasury Shares	Accumulated Other Comprehensive Loss	Total Equity- iGATE	Noncontrolling interest	Total Equity	Redeemable Non Controlling Interest
	Shares	Par Value
	(Dollars in thousands)
Balance, December 31, 2011	56,706,328	$577	0	$201,281	$104,493	$(14,714)	$(214,641)	$76,996	$177,183	$254,179	$0
Exercise of stock options, including total tax benefit recognized of $0.8 million	423,298	4	0	2,518	0	0	0	2,522	0	2,522	0
Vesting of restricted stock awards	413,677	4	0	0	0	0	0	4	0	4	0
Exercise of subsidiary stock options	0	0	0	5,490	0	0	0	5,490	0	5,490	0
Stock-based compensation expense	0	0	0	12,274	0	0	0	12,274	0	12,274	0
Purchase of additional non controlling interest	0	0	0	(25,830)	0	0	(43,279)	(69,109)	(91,889)	(160,998)	0
Recognition of redeemable non controlling interest	0	0	0	(10,393)	0	0	0	(10,393)	(89,770)	(100,163)	100,163
Purchase of additional redeemable non-controlling interest	0	0	0	0	0	0	0	0	0	0	(67,377)
Redeemable non controlling interest foreign exchange adjustments	0	0	0	0	0	0	0	0	0	0	(364)
Net Income	0	0	0	0	66,382	0	0	66,382	4,476	70,858	0
Other comprehensive loss	0	0	0	0	0	0	(16,663)	(16,663)	0	(16,663)	0

Balance, December 31, 2012	57,543,303	$585	0	$185,340	$170,875	$(14,714)	$(274,583)	$67,503	$0	$67,503	$32,422

See accompanying notes.

iGATE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$100,309	$60,054	$51,755
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	46,382	38,735	9,014
Stock based compensation	12,274	10,742	6,651
Write off of software implementation costs	0	1,196	0
Provision for rescission of land sale contract	909	0	0
Provision for lease termination	0	446	0
Realized gain on investments	(20,764)	(3,304)	(3,014)
Equity in income of affiliated companies	0	(149)	0
Provision (recovery) of doubtful debts	1,681	1,055	(440)
Deferred gain (loss) on settled derivatives	18,173	(20,207)	0
Deferred income taxes	(10,201)	(4,454)	(6,506)
Loss (gain) on sale of property and equipment	(28)	51	(1,370)
Loss (gain) on investments in affiliate	551	0	(568)
Deferred rent	(161)	24	(21)
Amortization of debt issuance costs	6,826	3,655	0
Excess tax benefits related to stock option exercises	(320)	630	341
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenues	(15,821)	(19,895)	(16,535)
Prepaid expenses and other current assets	(17,287)	470	(643)
Accounts payable	(2,417)	6,711	916
Accrued and other liabilities	(16,720)	5,194	21,954
Restructuring reserve	0	0	(101)
Deferred revenue	(3,015)	1,534	(266)

Net cash flows provided by operating activities	100,371	82,488	61,167

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(31,309)	(21,439)	(16,844)
Proceeds from sale of property and equipment	82	305	3,280
Purchases of available-for-sale investments	(1,766,988)	(565,807)	(145,760)
Proceeds from maturities and sale of available-for-sale investments	1,623,627	555,726	146,829
Restricted cash	(3,072)	0	0
Receipts from (payments of) lease deposits	(327)	2,211	338
Proceeds from sale of investments in affiliate	0	0	568
Payment for acquisition, net of cash acquired	0	(1,168,404)	0
Purchase of non-controlling interests	(228,375)	0	0

Net cash flows used in investing activities	(406,362)	(1,197,408)	(11,589)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(114)	(355)	(221)
Proceeds from line of credit and term loans	318,500	57,000	0
Proceeds from sale of preferred stock, net of issuance costs	0	326,574	0
Payment of delisting related financing costs	(3,263)	0	0
Proceeds from senior notes	0	770,000	0
Payment of debt issuance costs	0	(33,456)	0
Dividends paid	0	0	(14,509)
Purchase of subsidiary’s stock	0	0	(45)
Proceeds from exercise of stock options	2,206	709	2,083
Proceeds from exercise of subsidiary stock options	5,490	813	0
Payment of withholding taxes related to restricted stock	0	0	(964)
Excess tax benefits related to stock option exercises	320	630	341

Net cash flows provided by (used in) financing activities	323,139	1,121,915	(13,315)

Effect of exchange rate changes	2,567	521	2,096

Net change in cash and cash equivalents	19,715	7,516	38,359
Cash and cash equivalents, beginning of year	75,440	67,924	29,565

Cash and cash equivalents, end of year	$95,155	$75,440	$67,924

SUPPLEMENTAL DISCLOSURE:
Cash payment for income taxes	$41,672	$31,945	$6,974
Cash payment of interest expense	$75,667	$35,708	$110

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capitalized leases	$539	$430	$335

See accompanying notes.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

1.	Company Overview and Summary of Significant Accounting Policies

1.1	Company Overview

iGATE Corporation (“iGATE” or the “Company”) is one of the leading providers of Information Technology (“IT”) and IT-enabled operations; offshore outsourcing solutions services to large and medium-size organizations. iGATE provides end-to-end business solutions that leverage technology, thus enabling its clients to enhance their business performance.

On May 12, 2011, the Company, through two of its 100% owned subsidiaries, Pan-Asia iGATE Solutions (“Pan Asia”) and iGATE Global Solutions Limited (“iGATE Global” and together with Pan Asia, the “Promoters”), completed the acquisition of a majority stake in iGATE Computer Systems Limited (“iGATE Computer”), formerly known as Patni Computer Systems Limited (the “iGATE Computer Acquisition”). iGATE Computer is incorporated in India under the Indian Companies Act, 1956. iGATE Computer is engaged in IT consulting, software development and business process outsourcing (“BPO”).

1.2	Basis of Preparation of Financial Statements and Principles of Consolidation

The accompanying financial data has been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”).

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

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

Revenue related to fixed-price contracts that provide for highly complex IT application development services are recognized as the services are performed using the percentage of completion method with input (cost to cost) method while contracts that do not provide for highly complex IT development services are recognized as the services are performed using proportional performance basis with input (efforts expended) method. The Company considers the input method to be the best available measure of progress on these contracts as there is a direct relationship between input and productivity.

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

The Company also provides cash discounts to certain customers, which are computed based on a pre-determined percentage of the receivables depending on the payment schedule. The Company reports revenues net of discounts offered to customers.

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

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

Management determines the appropriate classification of investment securities at the time of purchase and re-evaluates such designation at each balance sheet date. As of December 31, 2012 and 2011, investment securities were classified as available-for-sale (short-term investments). The investment securities classified as available-for-sale consists of units of liquid and fixed maturity mutual funds and other investments. Other investment primarily consists of certificate of deposit with banks and non convertible debentures, which are carried at fair value. The investments that are expected to be realized in cash within one year, but do not otherwise qualify as cash equivalents, are classified as short-term investments. The investments that are not expected to be realized in cash within one year are classified as other investments and disclosed as part of “Deposits and other assets” in balance sheet.

The Company accounts for its investments in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 320, “Accounting for Certain Investments in Debt and Equity Securities”. These investments are considered available for sale and are recorded at fair value, with the unrealized gains or losses, net of tax, reported as a component of accumulated other comprehensive income in the consolidated statement of equity. The unrealized gain or loss is the difference between the Company’s original cost for an investment and the investment’s fair value at each reporting period. The fair values represent either the quoted market prices for the investments at balance sheet date where available or Net Asset Value (“NAV”) as stated by the issuers of these mutual fund units in the published statements. NAVs represent the price at which the issuer will issue further units in the mutual fund and the price at which the issuer will redeem such units from the investors.

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

Realized gains and losses, and decline in value judged to be other than temporary on available-for-sale securities are included in the consolidated statements of income. The cost of securities sold or disposed is determined on First in First out (“FIFO”) method.

1.7	Accounts Receivable

The Company extends credit to clients based upon management’s assessment of their creditworthiness. Accounts receivable are recorded at the invoiced amount and do not bear interest.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

1.8	Allowance for Uncollectible Accounts

Accounts receivable are reviewed periodically to determine the probability of loss. The allowance for uncollectible accounts or doubtful debts is determined using specific identification method for balances deemed uncollectible. Accounts receivable balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

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

The estimated useful lives of assets are as follows:

Building	25 – 40 years
Computer equipment	3 years
Furniture and fixtures	5 years
Vehicles	5 years
Leasehold improvements	Shorter of the life of the improvement or lease term ranging from 3 to 10 years
Leased capital assets	Shorter of the life of the leased asset or lease term

Advances paid towards the acquisition of property and equipment and the cost of property and equipment not put to use before the balance sheet date are disclosed under the caption capital work-in-progress in Note 11.

Property and equipment are reviewed for impairment if indicators of impairment arise. There were no impairment charges related to property and equipment recognized during the years ended December 31, 2012, 2011 and 2010.

Software that has been purchased is included in property and equipment and is amortized using the straight-line method over one to three years.

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

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

with FASB ASC Topic 840 “Accounting for Leases”. The lower of the fair value of the leased property or the present value of the minimum lease payment is capitalized as an asset with a corresponding liability and depreciated on a straight-line basis over the lease term or the estimated useful life of the asset whichever is shorter.

1.11	Goodwill and intangible assets

The Company accounts for its business combinations under the acquisition method of accounting. Intangible assets acquired in a business combination are recognized and reported separately from goodwill. Goodwill represents the cost of the acquired businesses in excess of the fair value of identifiable tangible and intangible net assets purchased. The Company reviews goodwill for impairment annually and whenever events or changes in circumstances such as decline in operating results, business plans and future cash flows indicate its carrying value may not be recoverable.

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

The fair values used in this evaluation are estimated based upon the market capitalization adjusted for a control premium and discounted future cash flow analysis. The discounted future cash flow analysis is based upon a number of estimates and assumptions including operating results and business plans. The Company performs its annual impairment review of goodwill on November 30, and when a triggering event occurs between annual impairment tests. Based on the results of its annual impairment tests, the Company determined that no impairment of goodwill existed as of December 31, 2012 and 2011.

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

As of December 31, 2012, the definite lived intangible assets predominantly comprise customer relationship and balance relates to intellectual property rights. The estimated useful life of customer relationship and intellectual property rights is 15 years and 0.5 year to 6 years, respectively. Customer relationship and intellectual property rights are amortized over their respective individual estimated useful lives in proportion to the economic benefits consumed in each period (i.e. based on ratio of the undiscounted cash

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

flows for a period to the total estimated undiscounted cash flows). The estimated useful life of an identifiable intangible asset is based on a number of factors including the effects of obsolescence, demand, competition and other economic factors (such as the stability of the industry, and known technological advances) and the level of maintenance expenditures required to obtain the expected future cash flows from the asset.

1.12	Foreign currency

The consolidated financial statements are reported in U.S. Dollars, which is the Company’s functional currency. As per ASC 830, the Company determines the functional currency of all its foreign entities. Accordingly, for those foreign entities where the functional currency is the home currency and is non U.S. Dollar, the translation of the functional currencies of such entities into U.S. Dollars is performed for balance sheet accounts using the exchange rates in effect as of the balance sheet date and for revenues and expense accounts using the exchange rate prevailing as of the date of the transaction. The gains or losses resulting from such translation are reported under accumulated other comprehensive income (loss) as a separate component of equity.

For those foreign entities where the functional currency is not the home currency and is non U.S. Dollar, translation gains and losses are recorded in net earnings.

Monetary assets and liabilities of all the entities denominated in currencies other than the entity’s functional currency are translated into the respective functional currency at the rates of exchange prevailing at the balance sheet date and gains or losses are recorded in the income statement.

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

Income taxes are accounted for using the liability method as described in FASB ASC Topic 740-10, “Accounting for Income Taxes”. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of changes in tax rates on deferred tax assets and liabilities is recognized as income or expense in the period that includes the enactment date. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits of which future realization is not more-likely-than-not. Changes in valuation allowance from period to period are reflected in the income statement of the period of change. Tax benefits of deductions earned on exercise of employee stock options in excess of compensation charged to earnings are credited to additional paid in capital. Deferred taxes are not provided on the undistributed earnings of non-U.S. subsidiaries as it is expected that the earnings of the foreign subsidiaries will be indefinitely reinvested.

FASB ASC Topic 740, “ Accounting for Income Taxes”, on the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements, prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Recognized income tax positions are measured at the largest amount that has a

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

greater than 50% likelihood of being realized. Changes in recognition or measurement are reflected in the period in which a change in judgment occurs. Interest related to uncertain tax positions are disclosed within the interest expense line in the consolidated statements of income.

1.15	Derivative instruments and hedging activities

The Company enters into foreign currency forward and option contracts (“foreign exchange derivative contracts”) to mitigate and manage the risk of changes in foreign exchange rates on inter-company and end customer accounts receivables and forecasted sales and inter-company transactions. The Company hedges anticipated sales transactions that are subject to foreign exchange exposure with foreign exchange derivative contracts that are designated effective and that qualify as cash flow hedges under ASC Topic 815, “ Derivatives and Hedging” (ASC No. 815).

As part of its hedge strategy, the Company also enters into foreign exchange derivative contracts which are replaced with successive new contracts up to the period in which the forecasted transaction is expected to occur i.e. (roll-over hedges). In case of rollover hedges, the hedge effectiveness is assessed based on changes in fair value to the extent of changes in spot prices and recorded in accumulated other comprehensive income (loss) until the hedged transactions occur and at that time is recognized in the consolidated statements of income. Accordingly, the changes in the fair value of the contract related to the changes in the difference between the spot price and the forward price (i.e. forward premium/discount) are excluded from assessment of hedge effectiveness and are recognized in consolidated statements of income and are included in foreign exchange gain (loss).

In respect of foreign exchange derivative contracts which hedge the foreign currency risk associated with the both anticipated sales transaction and the collection thereof (dual purpose hedges), the hedge effectiveness is assessed based on overall changes in fair value with the effective portion of gains or losses included in accumulated other comprehensive income (loss). The effective portion of gain or loss attributable to forecasted sales are reclassified from accumulated other comprehensive income (loss) and recognized in consolidated statements of income when the sales transaction occurs. Post the date of sales transaction, the Company reclassifies an amount from accumulated other comprehensive income (loss) to earnings to offset foreign currency translation gain (loss) recorded for the respective receivable during the period. In addition, the Company determines the amount of cost to be ascribed to each period of the hedging relationship based on the functional currency interest rate implicit in the hedging relationship and recognizes this cost by reclassifying it from accumulated other comprehensive income (loss) to consolidated statements of income for recognized receivables based on the pro rata method.

Changes in the fair value of cash flow hedges deemed ineffective are recognized in the consolidated statement of income and are included in foreign exchange gain (loss). The Company also uses foreign exchange derivatives contracts not designated as hedging instruments under ASC No. 815 to hedge intercompany and end customer accounts receivables and other monetary assets denominated in currencies other than the functional currency. Changes in the fair value of these foreign exchange derivative contracts are recognized in the consolidated statements of income and are included in foreign exchange gain (loss).

In respect of foreign exchange derivative contracts designated as hedges, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. The Company evaluates hedge effectiveness at the time a contract is entered into as well as on an ongoing basis. If during this time, a contract is deemed ineffective, the change in the fair value is recorded in the consolidated statements of income and is included in foreign exchange gain (loss). In situations in which hedge accounting is discontinued and the foreign exchange derivative contract

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

remains outstanding, the net derivative gain or loss continue to be reported in accumulated other comprehensive income unless it is probable that the forecasted transaction will not occur by the end of the originally specified time period (as documented at the inception of the hedging relationship) or within an additional two-month period of time thereafter.

1.16	Stock based compensation

FASB ASC Topic 718-10-25 “ Accounting for Stock-Based Compensation” requires compensation costs related to share-based transactions, including employee share options, to be recognized in the financial statements based on its fair value. The Company recognizes compensation expense for stock options net of estimated forfeitures which are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation recognized in the Consolidated Statement of Income is based on awards ultimately expected to vest.

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

Eligible employees of the Company in the United States may elect to participate in an employee retirement savings plan maintained pursuant to Section 401(k) of the United States Internal Revenue Code of 1986, as amended, (the “401(k) Plan”). The 401(k) Plan allows for employees to defer a portion of their annual earnings on a pre-tax basis through voluntary contributions to the 401(k) Plan. The Company may make discretionary matching contributions under the 401(k) Plan, but the Company is not currently making any such matching contributions.

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

iGATE Computer contributes annually to a gratuity fund administered by iGATE Computer through a trust set up for that purpose. All assets of the iGATE Computer plan are owned by the trust and comprised of investment in government securities, government securities based mutual funds and other securities.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments, accounts and unbilled receivables and foreign exchange derivative contracts. By their nature, all such instruments involve risks including credit risks of non-performance by counterparties. A substantial portion of the Company’s cash and cash equivalents are invested with nationally recognized banks located in the United States, Canada, Europe and India. A portion of the funds are also invested in mutual funds, time deposits and non convertible debentures with nationally recognized banks in India. Accounts and unbilled receivables are unsecured and are derived from revenue earned from customers in industries based primarily in the United States, Canada and Europe. The Company monitors the credit worthiness of its customers to whom it grants credit terms in the normal course of its business and of counterparties when it enters into foreign exchange derivative contracts. Management believes there is no significant risk of loss in the event of non-performance of the counterparties to these financial instruments, other than the amounts already provided for in the consolidated financial statements.

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

Advertising costs incurred during the year have been expensed. The total amount of advertising costs expensed was $6.1 million, $1.3 million and $0 for the years ended December 31, 2012, 2011 and 2010, respectively.

1.21	Recently issued accounting pronouncements

In December 2011, the FASB issued an ASU No. 2011-11 — “Disclosure about Offsetting Assets and Liabilities”, which was further amended as ASU No. 2013-01 — “Clarifying the Scope of Disclosures about Offseting Assets and Liabilities”, which further clarified the scope of the offsetting disclosures. The ASU requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The scope would include derivatives, sale and repurchase agreements and reverse sale

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

and repurchase agreement, and securities borrowing and securities lending arrangements. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. The ASU is effective for annual and interim period for fiscal years beginning on or after January 1, 2013. The Company has evaluated this ASU and determined that the adoption of this ASU is expected to have disclosure impact only on the consolidated financial statements with effect from interim and annual periods commencing from January 1, 2013.

In February 2013, the FASB issued an ASU No. 2013-02 — “Comprehensive Income — Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”, which requires entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account instead of directly to income or expense in the same reporting period. The ASU is effective for annual and interim period for fiscal years beginning on or after December 15, 2012. The Company is currently evaluating this ASU.

2.	Business combination

On May 12, 2011, the Company, through its 100% owned subsidiaries Pan-Asia and iGATE Global, completed the acquisition of 82.4% of the outstanding share capital of iGATE Computer. The iGATE Computer Acquisition was valued at $1.24 billion. iGATE Computer provided multiple service offerings to its clients across various industries including banking and insurance; manufacturing, retail and distribution; life sciences; product engineering; communications, media and entertainment and utilities. These service offerings include application development and maintenance, enterprise software and systems integration services, business and technology consulting, product engineering services, infrastructure management services, customer interaction services, BPO, quality assurance and engineering services. The Company believes that its strategy of a global delivery model and the iGATE Computer Acquisition positions it well to provide a greater breadth of services in catering to market needs and opportunities.

The iGATE Computer Acquisition has been accounted for under the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) No. 805, “Business Combination”. The total purchase price has been allocated to iGATE Computer’s net tangible and intangible assets based on their estimated fair values at the date of acquisition. Since the actual results from May 12, 2011 through May 15, 2011 were not material, for convenience the Company utilized May 15, 2011 as the acquisition date.

The purchase price in excess of amounts allocated to net tangible and intangible assets has been recorded as goodwill. The goodwill recognized is not deductible for income tax purposes.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

The following table summarizes the allocation of the assets acquired and liabilities assumed in 2011 (in thousands):

Amount
Property and equipment	$168,608
Intangible assets	196,015
Other assets	701,859
Other liabilities	(189,773)

876,709
Non-controlling interest	(211,876)
Goodwill	574,266

Total purchase price	$1,239,099

The following table summarizes the supplemental pro forma results of operations of the Company for the year ended December 31, 2011 (in thousands).

Year ended December 31, 2011
Pro forma revenues	$1,059,403
Pro forma net income attributable to iGATE Corporation common shareholders	$51,843

In connection with the Company’s integration efforts following the iGATE Computer Acquisition, the Company commenced the process of acquiring the remaining 17.6% of iGATE Computer’s outstanding share capital from public shareholders and delisting the fully paid-up equity shares of iGATE Computer. On March 14, 2012, Pan-Asia, along with iGATE Global and iGATE, issued a public announcement regarding the proposed acquisition of remaining iGATE Computer share capital and delisting the fully paid-up equity shares of iGATE Computer (Delisting of Equity Shares) (the “Offer”).

The public shareholders holding iGATE Computer’s equity shares were invited to submit bids via the Offer that opened on March 28, 2012 and closed on March 30, 2012. On April 10, 2012, iGATE announced the Offer which resulted in a discovered price of Indian Rupee (“INR”) 520 per equity share determined through a reverse book building process using the electronic facility of the Bombay Stock Exchange (“BSE”).

iGATE Computer then applied to the BSE and the National Stock Exchange (“NSE”) to voluntarily delist its equity shares from those exchanges. Upon completion of the purchase of iGATE Computer’s remaining shares, trading was discontinued as of May 21, 2012 and iGATE Computer’s shares were delisted from the records of the BSE and the NSE as of May 28, 2012. The Promoters announced an Exit Offer (“Exit Offer”) on May 28, 2012 asking the Residual Shareholders of iGATE Computer to tender their Shares to the Promoters at INR 520 at any time from May 28, 2012 until May 27, 2013 (“Exit Period”). Subsequently, iGATE Computer applied for voluntary delisting of its ADSs from the New York Stock Exchange (the “NYSE”) and for deregistration of the ADSs under the Securities Exchange Act of 1934. The ADSs were delisted from the NYSE after the close of trading on September 28, 2012 and became tradable on the U.S. over-the-counter market as of October 1, 2012.

On October 1, 2012, iGATE Computer filed a Form 15 with the SEC, deregistering the ADSs from the SEC’s reporting requirements. The deregistration automatically became effective 90 days after such filing on December 31, 2012. As of December 31, 2012, iGATE and its subsidiaries owned 97.8% of the outstanding equity of iGATE Computer.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

Following the integration of iGATE and iGATE Computer, the Company began the process of merging certain subsidiaries. As an initial step in this process, iGATE Computer entered into a share purchase agreement on August 28, 2012 with another subsidiary of the Company, iGATE Technologies Inc. (“iTI”), to transfer all the shares of iGATE Americas Inc. (f/k/a Patni Americas Inc.) (“iAI”) to iTI for total consideration of $82.9 million. To facilitate this purchase, on August 29, 2012, iTI borrowed $70 million under a term loan agreement from a bank at an interest rate of LIBOR plus 280 basis points (see Note 4). On December 31, 2012, the Company merged two of our U.S. subsidiaries namely Patni Telecom Inc. (“PTS”) into iAI and then iAI was merged into iTI.

As part of its integration process the Company’s Board of Directors approved the plan to merge the Company’s Indian subsidiaries, iGATE Computer with iGATE Global, which was subsequently filed with the High Court of Judicature at Mumbai. Accordingly, shareholders were sent a notice convening a meeting of shareholders (Court Convened Meeting or CCM) to approve the Scheme filed with the High Court of Judicature at Mumbai, India

To facilitate the remaining acquisition of iGATE Computer’s outstanding share capital, Pan-Asia borrowed $228.5 million in cash and received a bank guarantee of Rs. 1.6 billion, or $29.9 million, from DBS Bank Ltd., Singapore (see Note 4). Of this, $218.5 million along with the Company’s funds of Rs. 93.6 million, or approximately $17.1 million, was placed in an escrow for the acquisition of iGATE Computer’s shares. As of December 31, 2012, approximately $228.4 million was utilized to purchase additional 16.9% stake in iGATE Computer’s outstanding share capital. As of December 31, 2012, the escrow account balance was re-measured to $3.1 million and is disclosed as restricted cash in the consolidated balance sheets.

Redeemable Non Controlling Interest

As of December 31, 2012, the balance of iGATE Computer shares yet to be purchased was 3.4 million including vested options of 0.4 million shares. As per ASC 480, the Company has recorded the fair value of such shares totaling $32.4 million and presented this in the mezzanine section of the balance sheet as redeemable non controlling interest.

3.	Series B Preferred Stock

On January 10, 2011, the Company entered into a securities purchase agreement with an entity to raise equity financing to pay a portion of the cash consideration for the iGATE Computer Acquisition. Under the securities purchase agreement, the Company agreed to sell, in a private placement, up to 480,000 shares of newly designated 8.00% Series B Convertible Participating Preferred Stock, no par value per share (the “Series B Preferred Stock”), for an aggregate purchase price of up to $480 million. On February 1, 2011 and May 9, 2011, the Company issued 210,000 shares and 120,000 shares, respectively, of the Series B Preferred Stock for a consideration of $330 million.

Significant economic terms of the Series B Preferred Stock include:

•	accrues cumulative dividends at a rate of 8.00% per annum, which dividends will be added to the liquidation preference of the Series B Preferred Stock and compounded quarterly;

•	is entitled to participate in dividends and other distributions payable on the Company’s common stock on an as-converted basis;

•

provides for a holder option to convert the outstanding principal plus accrued and unpaid dividends into the Company’s common stock at any time and from time to time at an initial conversion price of $20.30 per share (which conversion price is subject to adjustment in certain circumstances such as the

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

Company’s sale or issuance of shares of Common Stock is for a price per share less than the current market price of its Common Stock on the date of sale or issue (other than issuances under our stock option or stock ownership plans), subdivision or combination of the Company’s Common Stock (e.g. by stock split or stock dividend), wherein the conversion price in effect will be proportionately reduced or increased on or after such effective or record date and merger, reorganization, consolidation or sale of substantially all of our assets).

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

The Company incurred issuance costs amounting to $3.4 million which have been netted against the proceeds received from the issuance of Series B Preferred Stock. The Series B Preferred Stock is being accreted over a period of six years. The amount accreted totaled $0.4 million and $0.3 million during the years ended December 31, 2012 and 2011, respectively.

The Company is accruing for cumulative dividends at a rate of 8.00% per annum, compounded quarterly. The amount of such dividends accrued was $29.0 million and $22.1 million during the years ended December 31, 2012 and 2011, respectively.

As of December 31, 2012 and 2011, 18.8 million and 17.3 million shares of Series B Preferred Stock are potentially convertible into Common Stock.

4.	Borrowings

Line of Credit

On February 21, 2011, the Company entered into an arrangement with a bank for availing an unsecured revolving working credit facility of $70 million at an annual interest rate of LIBOR plus 195 basis points. The interest rate was initially renewed on an annual basis and is now renewed periodically. This facility was renewed and the interest rate was changed to LIBOR plus 130 basis points with effect from September 20, 2012. As of December 31, 2012, the Company had borrowed $52 million under this line of credit at a weighted average interest rate of 1.95%. Interest expense for the years ended December 31, 2012 and 2011 was $0.6 million each, respectively.

On May 10, 2011, the Company entered into a credit agreement with a bank for revolving credit commitments in an aggregate principal U.S. Dollar equivalent of $50 million, maturing on May 10, 2016. The proceeds are to be used for working capital and other general corporate purposes. This facility carries an interest rate of LIBOR plus 280 basis points. As of December 31, 2012, the Company had borrowed $25 million under this revolving credit arrangement at a weighted average interest rate of 3.1%. Interest expense for the years ended December 31, 2012 and 2011 was $0.2 million and $0.1 million, respectively.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

As of December 31, 2012, iGATE Computer has a line of credit facility of approximately $11.1 million with banks for requirements such as pre and post shipment loans, export bill discounting, overdrafts, working capital demand loans and financial and performance guarantees. This facility bears interest in accordance with rates negotiated with the bank from time to time. This facility is secured by iGATE Computer’s accounts receivables, and amounts outstanding are payable on demand to the bank upon breach of the terms and conditions of the credit facility letter. As of December 31, 2012, $10.4 was unutilized under this line of credit facility.

Term Loans

On April 3, 2012, Pan-Asia entered into an amended and restated credit agreement for a secured term loan facility with the lenders named therein and the DBS Bank LTD., Singapore, as administrative agent, in an aggregate principal U.S. Dollar equivalent of $265 million maturing on June 8, 2014. The borrowings under this facility carried an interest rate of LIBOR plus an applicable interest rate ranging from 280 basis points to 320 basis points and contained customary representations and warranties, events of default and affirmative and negative covenants. This facility is guaranteed by the Company and several of its 100% owned subsidiaries. This facility was undertaken to finance Pan-Asia’s purchase of the remaining publicly traded equity shares of iGATE Computer (see Note 2). As of December 31, 2012, Pan-Asia borrowed $228.5 million in cash at a weighted average interest rate of 3.01% and received a bank guarantee of INR 1.6 billion or $29.9 million to fund the purchase of iGATE Computer’s shares and delisting related expenses. The bank guarantee expires on July 4, 2013. In connection with the term loan, the Company recorded an interest expense of $5.2 million for the year ended December 31, 2012.

On August 29, 2012, iTI, borrowed $70 million from a bank to finance the purchase of iAI (see Note 2). Of this, $35 million payable at the end of twelve months has been classified as current liability and the balance is recorded as noncurrent liability. The loan is repayable over a period of 18 months and currently carries an interest rate of LIBOR plus 280 basis points payable at the end of each interest period. The loan documents contain customary representations and warranties, events of default and affirmative and negative covenants, and the loan is guaranteed by the Company and several of its 100% owned subsidiaries. As of December 31, 2012, the interest rate was 3.01% and the Company recorded an interest expense for $0.7 million for the year ended December 31, 2012.

In connection with these term loans, the Company incurred debt issuance costs of $3.3 million of which $1.7 million is accounted for as part of prepaid expenses and other current assets and $0.6 million as part of deposits and other assets. These costs are being amortized to interest expense over the respective term of the loans using the effective interest method. The amount amortized was $1.0 million for the year ended December 31, 2012.

As of December 31, 2012, the Company was in compliance with all covenants associated with the aforementioned borrowings.

5.	Senior Notes

On April 29, 2011, the Company sold $770 million of 9.0% senior notes due May 1, 2016 (the “Notes”) through a private placement transaction exempt from the registration requirements of the Securities Act of 1933, pursuant to an Indenture (the “Indenture”) by and among the Company, iTI., and the trustee, as supplemented by the Supplemental Indenture dated as of May 12, 2011, by and among the Company, iTI., iGATE Holding Corporation, iGATE Inc. and the trustee. The interest is payable semiannually in cash in arrears on May 1 and November 1 of each year, beginning on November 1, 2011. The Notes are senior unsecured obligations of the Company, guaranteed by the Company’s domestic 100% owned subsidiaries, as identified in Note 23, with limited exceptions

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

considered customary for such guarantees under which a subsidiary’s guarantee would terminate. In accordance with the terms of the second supplemental indenture dated September 30, 2012, iAI, a 100% owned domestic subsidiary of iTI, was included as a guarantor to the senior notes with effect from September 1, 2012. Subsequently on December 31, 2012, as part of an integration process, iAI along with PTS, were merged into iTI.

The terms of the Indenture governing the Notes, among other things, limits the ability of the Company and its restricted subsidiaries to (i) incur additional indebtedness or issue certain preferred stock; (ii) pay dividends on, or make distributions in respect of, their capital stock or repurchase their capital stock; (iii) make certain investments or other restricted payments; (iv) sell certain assets; (v) create liens or use assets as security in other transactions; (vi) merge, consolidate or transfer or dispose of substantially all of their assets; and (vii) engage in certain transactions with affiliates. These covenants are subject to a number of important limitations and exceptions that are described in the Indenture. The Indenture also contains certain financial covenants relating to Consolidated Priority Debt Leverage Ratio and a Fixed Charge Coverage Ratio that the Company is required to comply with, when any of the above events occur. As of December 31, 2012, no such events have occurred.

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

As of December 31, 2012, the amortizable debt issuance cost was $24 million, of which $6.4 million is accounted for as part of prepaid expenses and other current assets and $17.6 million as part of deposits and other assets. These costs are being amortized to interest expense over the balance period of approximately three and half years using the effective interest method. The amount amortized was $5.8 million and $3.7 million for the years ended December 30, 2012 and 2011, respectively. Interest expense (including amortized debt issue costs) for the years ended December 31, 2012 and 2011 was $75.1 million and $50.3 million, respectively.

6.	Cash and cash equivalents

Cash and cash equivalents are comprised of the following (in thousands):

	As of December 31,
	2012	2011
Cash and bank balances	$95,089	$75,402
Fixed deposits with banks	66	38

	$95,155	$75,440

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

7.	Investments

Short term investments are comprised of the following (in thousands):

	As of December 31, 2012
	Carrying Value	Unrealized Gain (Loss)	Fair Value
Mutual Funds
Liquid mutual funds	$458,310	$8,158	$466,468
Fixed maturity plan funds	3,637	315	3,952
Certificate of deposits with banks and others	37,158	3,238	40,396

	$499,105	$11,711	$510,816

	As of December 31, 2011
	Carrying Value	Unrealized Gain (Loss)	Fair Value
Mutual Funds
Liquid mutual funds	$231,422	$(81)	$231,341
Fixed maturity plan funds	111,559	2,728	114,287
Certificate of deposits with banks and others	8,621	279	8,900

	$351,602	$2,926	$354,528

Contractual maturities of short-term and other investments in available for sale securities as of December 31, 2012 was as follows (dollars in thousands):

As of December 31, 2012
Due within one year	$510,816

Dividends from available for sale securities, gross realized gains and losses on sale of available for sale securities are as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Dividends	$5,378	$11,058	$3,332
Gross realized gains	21,438	3,700	110
Gross realized losses	(674)	(396)	(428)

	$26,142	$14,362	$3,014

The changes in the gross unrealized gain on marketable securities carrying value for the years ended December 31, 2012 and 2011 are as follows (in thousands):

	Year Ended December 31,
	2012	2011
Unrealized gain on marketable securities at the beginning of the year	$2,926	$673
Reclassification into earnings on maturity	(20,764)	(3,304)
Net unrealized gain due to changes in the fair value	29,549	5,557

Unrealized gain on marketable securities at the end of the year	$11,711	$2,926

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

8.	Accounts receivable

The following table provides details of the allowance for doubtful accounts as recorded by the Company (in thousands):

As of December 31,	Balance at the beginning of the year	Additions on acquisition	Additions	Recoveries/ (write offs)	Balance at the end of the year
2010	$1,494	$0	$433	$(993)	$934
2011	$934	$3,485	$984	$(1,389)	$4,014
2012	$4,014	$0	$1,828	$(172)	$5,670

9.	Derivative instruments and hedging activities

The following table presents information related to foreign exchange derivative contracts:

OUTSTANDING HEDGE TRANSACTIONS QUALIFYING FOR HEDGE ACCOUNTING AS OF DECEMBER 31, 2012 (in thousands)

	Maturity Date Ranges	Strike Price At Rupee Rate Ranges	Amount	Fair value as of December 31, 2012
FOREIGN EXCHANGE FORWARD CONTRACTS USD
From:	31-January-13	51.99
To:	29-November-13	57.71
Subtotal			$167,000	$(143)

FOREIGN EXCHANGE FORWARD CONTRACTS CAD
From:	31-January-13	56.15
To:	31-October-13	58.02
Subtotal			$30,663	$286

FOREIGN EXCHANGE FORWARD CONTRACTS GBP
From:	31-January-13	90.02
To:	31-May-13	91.36
Subtotal			$8,082	$30

				$173

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

OUTSTANDING HEDGE TRANSACTIONS NOT QUALIFYING FOR HEDGE ACCOUNTING AS OF DECEMBER 31, 2012 (in thousands)

	Maturity Date Ranges	Strike Price At Rupee Rate Ranges	Amount	Fair value as of December 31, 2012
FOREIGN EXCHANGE OPTION CONTRACTS USD
From:	29-May-13	46.75
To:		48.75
Subtotal			$5,000	$(686)

FOREIGN EXCHANGE FORWARD CONTRACTS USD
From:	11-January-13	41.16
To:	31-March-13	55.09
Subtotal			$64,150	$(6,217)

FOREIGN EXCHANGE FORWARD CONTRACTS JPY
From:	04-January-13	0.64
To:
Subtotal			$3	$0

FOREIGN EXCHANGE FORWARD CONTRACTS GBP
From:	31-January-13	88.70
To:		88.86
Subtotal			$8,566	$(4)

				$(6,907)

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

OUTSTANDING HEDGE TRANSACTIONS QUALIFYING FOR HEDGE ACCOUNTING AS OF DECEMBER 31, 2011 (in thousands)

	Maturity Date Ranges	Strike Price At Rupee Rate Ranges	Amount	Fair value as of December 31, 2011
FOREIGN EXCHANGE OPTION CONTRACTS USD
From:	25-January-12	46.50
To:	31-May-13	49.30
Subtotal			$19,500	$(2,145)

FOREIGN EXCHANGE OPTION CONTRACTS CAD
From:	25-January-12	46.00
To:	27-April-12	49.70
Subtotal			$16,889	$(1,340)

FOREIGN EXCHANGE FORWARD CONTRACTS CAD
From:	31-May-12	47.73
To:	29-June-12	50.54
Subtotal			$5,875	$(489)

FOREIGN EXCHANGE FORWARD CONTRACTS USD
From:	31-January-12	41.16
To:	31-March-13	55.05
Subtotal			$281,750	$(14,929)

FOREIGN EXCHANGE FORWARD CONTRACTS GBP
From:	31-January-12	81.31
To:	30-June-12	85.39
Subtotal			$10,043	$(33)

FOREIGN EXCHANGE FORWARD CONTRACTS EURO
From:	31-January-12	69.56
To:	29-February-12	69.94
Subtotal			$1,294	$8

				$(18,928)

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

OUTSTANDING HEDGE TRANSACTIONS NOT QUALIFYING FOR HEDGE ACCOUNTING AS OF DECEMBER 31, 2011 (in thousands)

	Maturity Date Ranges	Strike Price At Rupee Rate Ranges	Amount	Fair value as of December 31, 2011
FOREIGN EXCHANGE FORWARD CONTRACTS USD
From:	03-January-12	41.13
To:	30-April-12	53.77
Subtotal			$71,600	$(108)

FOREIGN EXCHANGE FORWARD CONTRACTS CAD
From:	03-January-12	52.14
To:
Subtotal			$1,273	$2

FOREIGN EXCHANGE FORWARD CONTRACTS JPY
From:	31-January-12	77.68
To:
Subtotal			$969	$(3)

FOREIGN EXCHANGE FORWARD CONTRACTS GBP
From:	31-January-12	81.83
To:
Subtotal			$10,646	$98

FOREIGN EXCHANGE FORWARD CONTRACTS EURO
From:	30-January-12	69.33
To:
Subtotal			$841	$6

				$(5)

The effect of derivative instruments on the Consolidated Statements of Income for the year ended December 31, 2012 (in thousands):

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) recognized in OCI on Derivative	Location of Gain (Loss) reclassified from Accumulated OCI into Income	Amount of Gain (Loss) reclassified from Accumulated OCI into Income	Location of Gain (Loss) recognized in Income on Derivative	Amount of Gain (Loss) recognized in Income Statement
	(Effective Portion)	(Effective Portion)		(Ineffective Portion and amount excluded from effectiveness testing)

	December 31, 2012	December 31, 2012		December 31, 2012
Foreign Exchange Contracts	$409*	Foreign exchange gain (loss), net	$(31,341)	Foreign exchange gain (loss), net	$4,717

*	Includes deferred gain on settled rollover derivatives amounting to $8.4 million for the year ended December 31, 2012.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

The effect of derivative instruments on the Consolidated Statements of Income for the year ended December 31, 2011 (in thousands):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) recognized in OCI on Derivative	Location of Gain (Loss) reclassified from Accumulated OCI into Income	Amount of Gain (Loss) reclassified from Accumulated OCI into Income	Location of (Gain) Loss Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income Statement
	(Effective Portion)	(Effective Portion)		(Ineffective Portion and amount excluded from effectiveness testing)

	December 31, 2011	December 31, 2011		December 31, 2011
Foreign Exchange Contracts	$(33,214)	Foreign exchange gain (loss), net	$(1,322)	Foreign exchange gain (loss), net	$2,366

The effect of derivative instruments on the Consolidated Statements of Income for the year ended December 31, 2010 (in thousands):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) recognized in OCI on Derivative	Location of Gain (Loss) reclassified from Accumulated OCI into Income	Amount of Gain (Loss) reclassified from Accumulated OCI into Income	Location of Gain ( Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income Statement
	(Effective Portion)	(Effective Portion)		(Ineffective Portion and amount excluded from effectiveness testing)

	December 31, 2010	December 31, 2010		December 31, 2010
Foreign Exchange Contracts	$2,088	Foreign exchange gain (loss), net	$(147)	Foreign exchange gain (loss), net	$0

Derivatives not designated as hedging instruments (dollars in thousands):

	Year Ended December 31,
	2012	2011	2010
Statement of Income
Foreign exchange gain (loss), net	$(9,905)	$(880)	$0

These foreign exchange derivative contracts were entered into to hedge the fluctuations in foreign exchange rates for recognized balance sheet items such as inter-company and end customer receivables, and were not originally designated as hedges. Realized gains (losses) and changes in the fair value of these foreign exchange derivative contracts are recorded in foreign exchange gains (losses), net in the audited consolidated statements of income.

Information on the location and amounts of derivative fair values in the Consolidated Balance Sheets (in thousands):

Derivative Instruments — Foreign Exchange Derivative Contracts
		December 31, 2012	December 31, 2011
Balance Sheet Location	Designated/ Not Designated	Fair Value	Fair Value
Current Assets	Designated	$780	$98
	Not Designated	$2	$179

Current liabilities	Designated	$607	$11,731
	Not Designated	$6,909	$740

Non-current liabilities	Designated	$0	$6,739
	Not Designated	$0	$0

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

The estimated net amount of existing gains, net of taxes, as of December 31, 2012 that is expected to be reclassified from accumulated other comprehensive income into earnings within the next 12 months is $0.4 million.

As of January 1, 2012, the Company discontinued designation of all dual purpose foreign exchange derivative contracts. As of December 31, 2012, there is no foreign exchange gain or loss continued in accumulated other comprehensive income in respect of such de-designated contracts as the forecasted transaction occurred during the year.

The Company mitigates the credit risk of these foreign exchange derivative contracts by transacting with highly rated counterparties in India which are major banks. As of December 31, 2012, the Company has evaluated the credit and non-performance risks associated with the counterparties and believes that the impact of the credit risk associated with the outstanding derivatives was insignificant.

10.	Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (in thousands):

	As of
	December 31, 2012	December 31, 2011
Prepaid expenses	$7,332	$6,173
Advances	2,351	2,663
Debt issuance costs	8,113	5,808
Service tax receivable	11,659	2,980
Other current assets	2,255	1,128

	$31,710	$18,752

11.	Property and equipment, net

Property and equipment consist of the following (in thousands):

	As of December 31,
	2012	2011
Land	$6,783	$7,024
Buildings	104,810	106,002
Furniture and fixtures	57,985	55,087
Computer equipment	42,041	36,362
Software	19,613	15,326
Leasehold improvements	7,360	7,128
Vehicles	808	599
Leased assets	1,286	1,052

Property and equipment, gross	240,686	228,580
Less: Accumulated depreciation and amortization	97,577	65,378

	143,109	163,202
Capital work in progress	24,143	12,470

Property and equipment, net	$167,252	$175,672

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

Depreciation expense on property and equipment amounted to $34.8 million, $30.9 million and $8.2 million during the years ended December 31, 2012, 2011 and 2010, respectively, of which amortization on software amounted to $6.8 million, $5.3 and $0.2 million during the years ended December 31, 2012, 2011 and 2010 respectively. Accumulated depreciation on leased assets amounted to $0.7 million and $0.5 million as of December 31, 2012 and 2011, respectively and accumulated amortization on software amounted to $11.1 million and $3.2 million as of December 31, 2012 and 2011, respectively.

12.	Goodwill and intangible assets

The changes in the carrying value of goodwill for the years ended December 31, 2012 and 2011 (in thousands):

Amount
Goodwill as of December 31, 2010	$31,741
Addition on account of acquisition	574,266
Foreign currency translation effect	(94,947)

Goodwill at December 31, 2011	511,060
Addition on account of acquisition	0
Foreign currency translation effect	(17,919)

Goodwill as of December 31, 2012	$493,141

The changes in the carrying value of intangible assets for the years ended December 31, 2012 and 2011 (in thousands):

Amount
Intangible assets as of December 31, 2010	$1,378
Addition on account of acquisition	196,015
Foreign currency translation effect	(29,417)
Amortization	(7,270)

Intangible assets as of December 31, 2011	160,706
Addition on account of acquisition	0
Foreign currency translation effect	(4,723)
Amortization	(11,555)

Intangible assets as of December 31, 2012	$144,428

As of December 31, 2012, intangible assets are comprised of the following (in thousands):

Amount
Customer relationships	$189,844
Intellectual property rights	9,400
Foreign currency translation adjustments	(34,521)
Accumulated amortization	(20,295)

Intangible assets as of December 31, 2012	$144,428

Intangible assets are amortized over the remaining weighted average period of 13.0 years. Intellectual property rights are amortized over a weighted average period of 4.4 years. Customer relationship is amortized over their estimated useful life of 15 years.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

Amortization expense related to identifiable intangible assets was $11.6 million, $7.8 million and $0.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. Future estimated annual amortization is as follows (in thousands):

2013	$11,173
2014	11,591
2015	12,097
2016	12,520
2017	12,141

13.	Leases

The Company leases vehicles, certain networking components and office equipments under capital leases which are secured by a lien of the underlying asset. Future minimum rental payments as of December 31, 2012 (in thousands):

Year ending December 31:
2013	$461
2014	409
2015	267
2016	102
2017	29

Total minimum lease payments	1,268
Less: amount representing future interest	250

Present value of minimum lease payments as of December 31, 2012	1,018
Less: current portion	334

Long-term capital lease obligations	$684

The Company conducts its operations using facilities under non-cancellable operating lease agreements that expire at various dates. Future minimum lease payments under these agreements are as follows (in thousands):

Year ending December 31:
2013	$8,621
2014	4,918
2015	2,349
2016	1,084
2017	793

Total minimum lease payments	$17,765

Rent expense under cancellable and non-cancellable operating leases was $12.4 million, $9.6 million and $4.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

14.	Other accrued liabilities

Other accrued liabilities consist of the following (in thousands):

	As of December 31,
	2012	2011
Accrued expenses	$19,494	$13,158
Provision for expenses	18,359	19,272
Provision for volume discounts	16,767	21,314
Sales and other taxes	5,550	5,737
Interest	12,391	11,580
Other liabilities	6,447	6,927

	$79,008	$77,988

15.	Accumulated other comprehensive loss

The components of accumulated other comprehensive loss was as follows (in thousands):

	As of December 31,
	2012	2011
Net unrealized gain (loss) on cash flow hedges, net of tax of $184 and $7,453	$445	$(18,524)
Net unrealized gain on marketable securities, net of tax of $3,436 and $218	8,275	2,178
Actuarial gain (loss) relating to defined benefit plan, net of tax of $69 and $9	(123)	20
Loss on foreign currency translation adjustment	(283,180)	(198,315)

Accumulated other comprehensive loss	$(274,583)	$(214,641)

16.	Employee benefit plan

Defined Contribution Plan

The Company’s contribution to Provident Fund for the years ended December 31, 2012, 2011 and 2010 was $8.4 million, $6.3 million and $2.4 million, respectively.

Defined Benefit Plan

iGATE Global and iGATE Computer provide for gratuity, a defined benefit retirement plan covering eligible employees in India. Liabilities with regard to the plan are determined by actuarial valuation. The following table sets forth the net periodic cost recognized in respect of such plans (in thousands):

	Year Ended December 31,
	2012	2011	2010
Net periodic plan cost
Service cost	$3,082	$2,085	$1,138
Interest cost	1,070	820	196
Expected return on plan asset	(777)	(612)	(244)
Recognized net actuarial loss	4	16	16

Net periodic plan cost for the year	$3,379	$2,309	$1,106

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

Change in benefit obligation (in thousands):

	As of December 31,
	2012	2011
Projected benefit obligation at the beginning of the year	$11,482	$3,328
Acquisition	0	9,106
Service cost	3,082	2,085
Actuarial (gain) loss	821	(83)
Interest cost	1,070	820
Benefits paid	(1,854)	(1,770)
Effect of exchange rate changes	(498)	(2,004)

Projected benefit obligation at the end of the year	$14,103	$11,482

Accumulated benefit obligation	$7,525	$6,398

Change in fair value of plan assets (in thousands):

	As of December 31,
	2012	2011
Fair value of plan assets at the beginning of the year	$9,586	$3,125
Acquisition	0	7,934
Employer contributions	4,370	1,359
Actual return on plan assets	1,036	568
Benefits paid	(1,854)	(1,770)
Effect of exchange rate changes	(445)	(1,630)

Fair value of plan assets at the end of the year	$12,693	$9,586

Funded status (in thousands):

	As of December 31,
	2012	2011
Funded Status	$(1,410)	$(1,896)

Amounts recognized in the consolidated balance sheets consists of:
Provision for Gratuity (included in ‘other current liabilities’)	$142	$83
Provision for Gratuity (included in ‘other liabilities’)	1,268	1,813

	$1,410	$1,896

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

The weighted average assumptions used in accounting for the Gratuity Plan for the years ended December 31, 2012, 2011 and 2010 are presented below:

iGATE Global

	Year ended December 31,
	2012	2011	2010
Discount rate	8.9%	9.8%	9.0%
Rate of increase in compensation per annum	12% - 5 years	12% - 5 years	12% - 5 years
	10% - thereafter	10% - thereafter	10% - thereafter
Expected long term rate of return on plan assets per annum	8.9%	9.8%	9.0%

iGATE Computer

	Year ended December 31,
	2012	2011
Discount rate	9.80%	10.05%
Rate of increase in compensation per annum	10% - 2 years	10% - 2 years
	8% - next 3 years	8% - next 3 years
	6% - thereafter	6% - thereafter
Expected long term rate of return on plan assets per annum	7.5%	7.5%

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

Unrecognized actuarial loss is amortized over the average remaining service period of the employees expected to receive benefits under the plan.

The following benefit payments reflect expected future service, as appropriate, which are expected to be paid during the years shown (in thousands):

Year ending December 31,	Amount
2013	$2,855
2014	2,783
2015	3,225
2016	3,444
2017	3,608
2018-2022	13,379

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

Plan assets — Fund allocation: iGATE Global

	Target Allocation 2012	December 31,
		2012	2011
Reliance Life Insurance
Corporate Bond	60%	61%	60%
Money Market	40%	39%	40%
ICICI Prudential Life Insurance
Group Debt	80%	90%	94%
Short Term Debt	20%	10%	6%

Plan assets — Fund allocation: iGATE Computer

	Target Allocation 2012	December 31,
		2012	2011
Central/State Government Securities	25%	1%	1%
Investment in Government Securities based funds	15%	55%	57%
Public Sector bonds/ Financial Institutions/ Bank bonds/ Term Deposits	30%	44%	42%
Balance any of the three above categories or Private Sector Bonds	30%	0%	0%

Investment strategy — The objective is to ensure that the defined benefit plan assets will be sufficient to fund the defined benefit obligations in the long-term and to meet the current defined benefit obligations while simultaneously managing the risk.

Risk Management — The Company mitigates the return risk or interest rate risk by allocating the plan assets in various fixed income securities which has low or moderate risk. The plan assets are managed through professionally qualified investment managers. The fund allocation and the performance of the fund is reviewed on a monthly basis and rebalancing is done, if warranted. The actual allocation of funds may differ from the target allocation depending on the current requirements of the cash flows.

Fair value — ASC 820 “Fair value measurements”, establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

The contribution towards accumulated benefit obligation that is likely to be made in the next twelve months is $3.4 million. As of December 31, 2012, the pretax amounts in accumulated other comprehensive loss not yet recognized as a component of net periodic pension costs consists of actuarial loss of $0.3 million. The estimated actuarial loss that will be amortized from other comprehensive loss in net periodic pension cost in the next twelve months is $0.03 million.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

Director pension benefit

One of the founder directors of iGATE Computer is entitled to receive pension benefits upon retirement or on termination from employment at the rate of 50% of his last drawn monthly salary. The payment of pension will start when he reaches the age of 65. The Company has invested in a plan with Life insurance Corporation of India which will mature at the time this founder director will reach age of 65. Since the Company is obligated to fund the shortfall, if any, between annuity payable and the value of plan asset, the pension liability is actuarially valued at each balance sheet date.

With regard to iGATE Computer’s founder director’s pension plan, the following table sets forth the plan’s net periodic pension cost components (in thousands):

	December 31, 2012	May 16, 2011 through December 31, 2011
Net periodic pension cost
Service cost	$0	$0
Interest cost	69	97

Net periodic pension cost for the period	$69	$97

With regard to iGATE Computer’s founder director’s pension plan, the following tables set forth the plan’s funded status and amounts recognized in the Company’s consolidated balance sheet (in thousands):

Change in benefit obligation (in thousands):

	As of December 31,
	2012	2011
Projected benefit obligation at the date of acquisition	$1,111	$2,664
Service cost	0	0
Interest cost	69	97
Translation gain	(133)	(59)
Actuarial loss/ (gain)	1	(133)
Benefits paid	0	(1,458)

Projected benefit obligation at the end of the year	1,048	1,111

Accumulated benefit obligation	1,048	1,111

Change in fair value of plan assets (in thousands):

	As of December 31,
	2012	2011
Fair value of plan assets at the beginning of the year	$986	$0
Actual return on plan assets	24	0
Employer contributions	0	1,178
Benefits paid	0	0
Translation gain (loss)	(35)	(192)

Fair value of plan assets at the end of the year	$975	$986

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

Funded status (in thousands):

	As of December 31,
	2012	2011
Funded Status	$(73)	$(125)

Amounts recognized in the consolidated balance sheets consists of:
Provision for Pension (included in ‘other current liabilities’)	$0	$0
Provision for Pension (included in ‘other liabilities’)	73	125

	$73	$125

Key weighted average assumptions used to determine benefit obligation for iGATE Computer’s founder directors pension plan were as follows:

	For the year ended December 31,
	2012	2011
Discount rate	7%	7%
Increase in compensation levels	0%	0%

The Plan asset is invested with Life Insurance Corporation of India which in turn has invested the funds in Government Security funds and is classified as Level 2.

The expected benefit payments for next ten years are as follows (in thousands):

Amount
2013	$0
2014	0
2015	0
2016	0
2017	111
2018-2022	$556

As of December 31, 2012, the pretax amounts in accumulated other comprehensive loss, not yet recognized as a component of net periodic pension costs consists of actuarial gain of $0.1 million. The estimated actuarial gain that will be amortized from other comprehensive loss in net periodic pension cost in next twelve months is $0.1 million.

17.	Stock Based Compensation

Stock-based compensation cost in cost of revenues for the years ended December 31, 2012, 2011 and 2010 was $4.1 million, $2.3 million and $1.7 million, respectively. Stock-based compensation cost included within selling, general and administrative expenses for the years ended December 31, 2012, 2011 and 2010 was $8.2 million, $8.4 million and $5.0 million, respectively. The Company has recognized total tax benefit associated with its share-based compensation arrangements for the years ended December 31, 2012, 2011 and 2010 of $0.8 million, $1.6 million and $1.2 million, respectively.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

iGATE Corporation Stock Incentive Plans

The Company adopted the Second Amended and Restated Stock Incentive Plan (the “1996 Plan”) in the year 2000. The 1996 Plan provided that up to 14.7 million shares of the Company’s common stock shall be allocated for issuance to directors, executive management and key personnel. This plan expired by its terms on November 3, 2006 and no options have been granted under the 1996 Plan since it expired.

On May 25, 2006, the 2006 iGATE Corporation Stock Incentive Plan (the “2006 Plan” and together with the 1996 Plan, the “iGATE Plans”) was approved by the Company’s shareholders. The 2006 Plan replaced the expired 1996 Plan. Revisions were made primarily to address changes in applicable law since the year 2000. The 2006 Plan provides that up to 14.7 million shares of the Company’s common stock shall be allocated for issuance to officers, employees, directors and consultants of the Company and its subsidiaries. As of December 31, 2012, there were 6.2 million shares of common stock available for issuance under the 2006 Plan.

A summary of the stock option and restricted stock activity is presented below:

1996 Plan	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Options outstanding at December 31, 2009	70,307	$4.60
Exercised	(44,484)	4.29
Lapsed and forfeited	(2,073)	16.10

Options outstanding at December 31, 2010	23,750	$4.16
Exercised	(5,000)	5.58
Lapsed and forfeited	0

Options outstanding at December 31, 2011	18,750	$3.78
Exercised	0
Lapsed and forfeited	0

Options outstanding at December 31, 2012	18,750	$3.78	0.83	$0.22

Options vested at December 31, 2012	18,750	$3.78	0.83	$0.22

Options exercisable at December 31, 2012	18,750	$3.78	0.83	$0.22

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

2006 Plan	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Options outstanding at December 31, 2009	2,460,041	$3.58
Granted	699,238	13.28
Exercised	(625,887)	3.02
Lapsed and forfeited	(64,508)	3.87

Options outstanding at December 31, 2010	2,468,884	$6.46
Granted	218,000	15.76
Exercised	(164,603)	4.15
Lapsed and forfeited	(140,811)	11.47

Options outstanding at December 31, 2011	2,381,470	$7.18
Granted	606,651	15.58
Exercised	(423,298)	5.22
Lapsed and forfeited	(218,630)	12.49

Options outstanding at December 31, 2012	2,346,193	$9.20	6.00	$16.30

Options vested and expected to vest at December 31, 2012	2,302,962	$9.09	5.94	$16.24

Options exercisable at December 31, 2012	1,268,661	$5.52	4.12	$13.28

2006 Plan	Restricted Stock	Weighted Average Fair Value
Unvested at December 31, 2009	1,242,459	$6.49
Granted	252,233	9.96
Vested	(502,797)	5.93
Lapsed and forfeited	(52,292)	7.11

Unvested at December 31, 2010	939,603	$7.12
Granted	2,008,311	17.25
Vested	(310,080)	8.07
Lapsed and forfeited	(61,158)	10.37

Unvested at December 31, 2011	2,576,676	$14.84
Granted	800,750	16.05
Vested	(413,677)	6.30
Lapsed and forfeited	(267,079)	16.54

Unvested at December 31, 2012	2,696,670	$16.34

Available for future grant	6,164,630

Options under the iGATE Plans generally expire ten years from the date of the original grant or earlier if an option holder ceases to be employed by or associated with the Company for any reason.

Restricted stock grants under the iGATE Plans generally vest over a four year period. Upon vesting, these shares have voting rights.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

On March 30, 2010, iGATE’s Compensation Committee (the “Committee”) approved a grant of 0.1 million restricted stock to the Chief Executive Officer, Mr. Phaneesh Murthy covering the performance period from January 1, 2010 through December 31, 2012. For this grant, the Committee approved a performance/payout scale that provides for payouts ranging from 0% to 200% of the achievement target based on 3-year earnings per share growth. The stock based compensation expense recorded relating to this grant amounted to $1.1 million, $0.2 million and 0.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

On May 12, 2011 and June 15, 2011, the Compensation Committee awarded grants of 1.5 million performance based restricted award grants to certain members of the Company’s Executive Committee and other employees. These awards will vest only if the Company attains specified twelve-month trailing adjusted EBITDA goals at any fiscal quarter end, beginning with the quarter ending December 31, 2011, within the five and half year period of January 1, 2011 through June 30, 2016. If the Company achieves its maximum twelve-month trailing adjusted EBITDA goal at any eligible fiscal quarter end within this performance period, two times the target number of shares will vest. The stock based compensation expense recorded relating to this grant amounted to $4.1 million and $2.2 million for the years ended December 31, 2012 and 2011, respectively.

The total intrinsic value of options exercised during 2012, 2011 and 2010 was $5.3 million, $2.0 million and $8.2 million, respectively. The fair value of stock options vested during 2012, 2011 and 2010 was $4.5 million, $6.5 million and $6.7 million, respectively.

As of December 31, 2012, approximately $22.7 million of unrecognized compensation cost is expected to be recognized for the unvested shares. This expense is expected to be recognized over a weighted-average period of 1.7 years as of December 31, 2012.

iGATE Stock Options Outstanding as of December 31, 2012:

1996 Plan

Options Outstanding				Options Exercisable
Range of Exercise Price	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
$3.78 – $3.78	18,750	0.83	$3.78	18,750	$3.78

$3.78 – $3.78	18,750	0.83	$3.78	18,750	$3.78

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

2006 Plan

Options Outstanding				Options Exercisable
Range of Exercise Price	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
$0.01 - $0.07	58,784	3.01	$0.04	36,830	$0.02
$0.08 - $0.08	492,677	0.83	$0.08	492,677	$0.08
$2.11 - $6.55	168,653	4.71	$5.45	160,653	$5.44
$6.66 - $6.66	240,000	6.50	$6.66	144,000	$6.66
$6.81 - $9.07	265,585	6.57	$7.53	143,085	$7.58
$9.80 - $10.16	88,238	7.15	$9.98	51,913	$9.95
$11.67 - $11.67	234,859	7.28	$11.67	123,609	$11.67
$14.41 - $15.70	50,252	8.19	$14.67	10,000	$14.41
$15.89 - $15.89	405,500	9.42	$15.89	0	$0.00
$15.91 - $20.61	341,645	8.24	$18.28	105,894	$18.38

$0.01 - $20.61	2,346,193	6.00	$9.20	1,268,661	$5.52

The fair value of each option grant under the iGATE Plans was estimated using the Black-Scholes option pricing model. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on the historical volatility of the Company’s common stock from exchange traded shares. The average expected life was based on the expected employee exercise and post-vesting employment termination behavior. The risk-free interest rate was based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant.

iGATE Computer Stock Option Plans

On June 30 2003, iGATE Computer established the ESOP 2003 plan (the “2003 ESOP Plan”). Under the 2003 ESOP Plan, iGATE Computer is authorized to issue up to 11,142,085 equity shares to eligible employees. Employees covered by the 2003 ESOP Plan are granted an option, which may be based on service or performance criteria, to purchase shares of iGATE Computer subject to vesting requirements. The options vest in a graded manner from one year to four years and expire at the end of five years from the date of vesting. The compensation committee constituted by the Board of Directors of iGATE Computer administers the 2003 ESOP Plan. On June 21, 2006, the 2003 ESOP Plan was amended to enable iGATE Computer to issue up to 2,000,000 ADR linked options (wherein one ADR linked option is equal to two equity shares of iGATE Computer) to its employees.

In June 2009, the shareholders authorized iGATE Computer to issue up to an additional 8,000,000 equity shares to eligible employees under the 2003 ESOP Plan (hereinafter referred to as the “ESOP Plan”).

The fair value of outstanding options at the date of the iGATE Computer Acquisition amounted to $18.2 million using the Black-Scholes-Merton option pricing model. The fair value of vested options and fair value of unvested options attributable to the pre-combination service period aggregating $13.9 million was included as part of non-controlling interest and recorded as a component of purchase consideration. The fair value of unvested options attributable to post-combination service period amounting to $4.3 million will be recorded as stock-based compensation cost on a straight line basis over the remaining vesting/service period.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

The weighted average grant date fair value of options granted during the year ended December 31, 2012 and period from May 16, 2011 to December 31, 2011 was $0 and $6.00 for equity linked options and $17.84 and $12.99 for ADR linked options, respectively.

Stock options activity under the ESOP Plan is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Options outstanding at May 16, 2011	4,053,598	$5.90	4.6
Granted (including 4,125 ADR options)	20,250	0.06	7.1
Forfeited	(742,887)	$9.45
Exercised	(886,465)	0.95

Options outstanding at December 31, 2011	2,444,496	$6.48	2.4	$9.8
Granted (including 2,250 ADR options)	4,500	0.08
Forfeited	(415,337)	10.78
Exercised	(1,679,678)	3.27

Options outstanding at December 31, 2012	353,981	11.01	2.8	$2.1

Options vested and expected to vest at December 31, 2012	353,981	$11.01		$2.1

Options exercisable at December 31, 2012	353,981	$7.89	2.8	$2.0

During the period from May 16, 2011 through December 31, 2011, 0.02 million restricted shares were granted which generally vest over a four year period.

The total intrinsic value of options exercised for the year ended December 31, 2012 was $10.42 million and for the period May 16, 2011 through December 31, 2011, the total intrinsic value was $5.8 million. The fair value of stock options vested for the year ended December 31, 2012 was $0.41 million and for the period May 16, 2011 through December 31, 2011 was $11.4 million.

As of December 31, 2012 and 2011, approximately $0 million and $0.6 million of unrecognized compensation cost is expected to be recognized for the unvested shares. The unrecognized expense for 2011 is expected to be recognized over a weighted-average period of 2 years as of December 31, 2011.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

The weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

Year Ended December 31, 2012	iGATE	iGATE Computer Equity	iGATE Computer ADR
Weighted average fair values of options granted during 2012	$8.559	$0	$17.84
Risk-free interest rate	0.65%	0%	0.66%
Expected dividend yield	0.0%	0.0%	0.74%
Expected life of options	4.34 years	0.0 years	4.60 years
Expected volatility rate	66.11%	0.00%	39.84%

Year Ended December 31, 2011
Weighted average fair values of options granted during 2011	$9.063	$6.00	$12.99
Risk-free interest rate	1.65%	8.33%	0.87%
Expected dividend yield	0.0%	0.67%	0.68%
Expected life of options	4.39 years	4.50 years	4.50 years
Expected volatility rate	73.59%	38.84%	39.71%

Year Ended December 31, 2010	iGATE
Weighted average fair values of options granted during 2010	$6.610
Risk-free interest rate	2.17%
Expected dividend yield	1.0%
Expected life of options	4.56 years
Expected volatility rate	71.88%

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

18.	Earnings per share

Earnings per share for the common stock, unvested restricted stock and the Series B Preferred Stock under the two class method are presented below (dollars and shares in thousands, except per share data):

	Year ended December 31,
PARTICULARS	2012	2011	2010
Net income attributable to iGATE common shareholders	$66,382	$29,019	$51,755
Add: Dividend on Series B Preferred Stock	29,047	22,147	0

	$95,429	$51,166	$51,755

Less: Dividends paid on
Common Stock [A]	$0	$0	$14,509
Unvested restricted stock [B]	0	0	103
Series B Preferred stock [C]	29,047	22,147	0

Undistributed Income	$66,382	$29,019	$37,143

Allocation of Undistributed Income:
Common stock [D]	$50,020	$22,157	$36,878
Unvested restricted stock [E]	39	84	265
Series B Preferred stock [F]	16,323	6,778	0

	$66,382	$29,019	$37,143

Shares outstanding for allocation of undistributed income:
Common stock	57,543	56,706	56,227
Unvested restricted stock	45	214	280
Series B Preferred stock	18,778	17,347	0

	76,366	74,267	56,507

Weighted average shares outstanding :
Common stock [G]	57,183	56,523	55,656
Unvested restricted stock [H]	45	217	399
Series B Preferred stock [I]	18,778	17,347	0

	76,006	74,087	56,055

Weighted average common stock outstanding	57,183	56,523	55,656
Dilutive effect of stock options and restricted shares outstanding	1,638	1,420	1,738

Dilutive weighted average shares outstanding [J]	58,821	57,943	57,394

Distributed earnings per share:
Common stock [K=A/G]	$0	$0	$0.26
Unvested restricted stock [L=B/H]	$0	$0	$0.26
Series B Preferred stock [M=C/I]	$1.55	$1.28	$0
Undistributed income per share:
Common stock [N=D/G]	$0.87	$0.39	$0.66
Unvested restricted stock [O=E/H]	$0.87	$0.39	$0.66
Series B Preferred stock [P=F/I]	$0.87	$0.39	$0
Net earnings per share – basic
Common stock [K+N]	$0.87	$0.39	$0.92
Unvested restricted stock [L+O]	$0.87	$0.39	$0.92
Series B Preferred stock [M+P]	$2.42	$1.67	$0
Net earnings per common share – diluted [[A+B+D+E]/J]	$0.85	$0.38	$0.90

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

The number of outstanding options to purchase common shares for which the option exercise prices exceeded the average market price of the common shares aggregated 0.6 million, 0.5 million and 0.6 million shares for the years ended December 31, 2012, 2011 and 2010, respectively. These options were excluded from the computation of diluted earnings per share under the treasury stock method. The number of shares of outstanding Series B Preferred Stock for which the earnings per share exceeded the earnings per share of common stock aggregated to 18.8 million and 17.3 million shares for the years ended December 31, 2012 and 2011, respectively. These shares were excluded from the computation of diluted earnings per share as they were anti-dilutive.

19.	Other income, net

Components of other income, net are as follows (in thousands):

	Year ended December 31,
	2012	2011	2010
Investment income	$27,346	$14,694	$3,224
Gain (loss) on sale of fixed assets	28	(51)	1,370
Other	1,117	1,251	577

Other income, net	$28,491	$15,894	$5,171

20.	Income taxes

The components of income (loss) from continuing operations before income taxes, as shown in the accompanying consolidated statements of income, consists of the following (in thousands):

	Year Ended December 31,
	2012	2011	2010
Income (loss) before income taxes:
Domestic	$11,685	$(10,095)	$2,795
Foreign	119,223	94,367	54,899

Income from continuing operations before income taxes	$130,908	$84,272	$57,694

The provision (benefit) for income taxes from continuing operations consists of the following (in thousands):

	Year ended December 31,
	2012	2011	2010
Current provision
Federal	$9,378	$6,168	$3,239
State	1,699	773	918
Foreign	36,247	19,833	8,473

Total current provision	$47,324	26,774	12,630

Deferred (benefit) provision:
Federal	(3,635)	2,050	0
State	(677)	354	0
Foreign	(12,413)	(4,960)	(6,691)

Total deferred (benefit)	(16,725)	(2,556)	(6,691)

Total provision for income taxes	$30,599	$24,218	$5,939

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes from continuing operations is as follows (in thousands):

	December 31, 2012		December 31, 2011		December 31, 2010
Income taxes computed at the federal statutory rate	$45,818	35.0%	$29,496	35.0%	$20,193	35.0%
State income taxes, net of federal tax benefit	598	0.5	733	0.9	714	1.2
Benefit for untaxed foreign income, subject to tax holiday	(8,293)	(6.3)	(10,740)	(12.7)	(17,078)	(29.6)
Foreign taxes at other than U.S. statutory rate	(1,222)	(0.9)	2,888	3.4	(383)	(0.7)
Acquisition expenses	0	0	1,274	1.5	691	1.2
Unbenefited tax losses	1,595	1.2	756	0.9	540	0.9
Reversal of reserves on expiry of statute limitation, net	(7,014)	(5.3)	(7,648)	(9.1)	0	0
Change in valuation allowance	(2,754)	(2.2)	2,973	3.5	829	1.5
Non deductible expenses	2,759	2.1	3,306	3.9	0	0
Other – net	(888)	(0.7)	1,180	1.4	433	0.8

	$30,599	23.4%	$24,218	28.7%	$5,939	10.3%

Under the Indian Income-tax Act, 1961, the Company’s Indian subsidiaries are eligible to claim a tax holiday for 10 consecutive assessment years on profits derived from the export of software services from divisions registered under the Software Technology Parks (“STPs”) at Bangalore, Chennai and Noida. The tax holiday ceased to exist from 31st March 2011 with respect to all the units located in STPs. For the years ended December 31, 2012, 2011 and 2010, the tax holiday resulted in income tax benefits of $0 million, $3.2 million and $13.0 million respectively, when calculated at the statutory U.S. rate. Non-operating income, such as interest income and capital gains income along with operating income to the extent of expiry of tax holiday is not included in the tax holiday, and has been considered as part of our income tax provision.

Under the Indian Income-tax Act, 1961, iGATE Global and iGATE Computers are eligible to claim income tax holiday on profits derived from export of software services from the divisions registered under the Special Economic Zones (“SEZs”). Profits derived from export of the software services from these divisions registered under the SEZ scheme are eligible for 100% of tax holiday during the initial five consecutive assessment years followed by 50% for the subsequent ten consecutive assessment years from the date of commencement of operations by the respective SEZ. For the years ended December 31, 2012, 2011 and 2010, the tax holiday benefits were $8.3 million, $7.4 million and $4.1 million respectively, when calculated at the statutory U.S. rate. This tax relief holiday will begin to expire from March 2023.

The basic earnings per share effect of the tax holiday is $0.15, $0.14 and $0.30 respectively, for the years ended December 31, 2012, 2011 and 2010. The diluted earnings per share effect of the tax holiday is $0.14, $0.19 and $0.30 respectively, for the years ended December 31, 2012, 2011 and 2010.

The Company conducts its business globally, and, as a result, the Company and some of its subsidiaries file income tax returns in India, the U.S. and various foreign jurisdictions. The tax years ended March 31, 2002 to March 31, 2012 remain open to examination by the Indian tax authorities. The Company is no longer subject to U.S. federal tax examinations by tax authorities for years before 2009 with regard to the Company’s U.S. branch and with regard to the Company’s U.S. entities.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

The components of the deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2012	2011
	(Dollars in Thousands)
Deferred tax assets:
Allowance for doubtful accounts and employee advances	$1,268	$1,009
Accrued health benefits	0	(51)
Accrued vacation and bonuses	15,104	14,658
Depreciation	1,648	1,419
Stock based compensation	3,534	2,102
Foreign currency translation adjustments	770	793
Lease equalization charges	15	183
Capital losses carried forward	11,400	7,757
Deferred revenue	1,274	1,682
Deferred compensation	0	5,595
Net operating loss carryovers	17,180	19,040
Minimum Alternate tax	34,015	44,115
Other	20	1,482
Payroll taxes	395	577
Unrealized loss on derivatives	904	4,373
Accrued restructuring changes	153	185
Valuation allowance	(29,094)	(36,835)

Total deferred tax assets	58,586	68,084

Deferred tax liabilities:
Amortization of acquired intangibles	(35,357)	(40,520)
Amortization of tangibles	(253)	(348)
Section 481(a) adjustment	0	(40)
Prepaid expenses	0	(9)
Unrealized gain	(3,382)	(291)
Undistributed earnings	0	(2,772)
Depreciation	(29,798)	(32,066)

Total deferred tax liabilities	(68,790)	(76,046)

Net deferred tax (liability)	$(10,204)	$(7,962)
Less: Net current deferred tax asset	14,655	20,574

Net long-term deferred tax asset (liability)	$(24,859)	$(28,536)

The decline in deferred tax assets is primarily relating to the utilization of Minimum Alternate Tax credit in the Indian subsidiaries of $10.0 million. The decline in deferred tax liabilities is primarily due to current year amortization of acquired intangible assets.

The Company has not provided for U.S. deferred income taxes or foreign withholding tax of approximately $93.7 million on basis differences in certain of its non-U.S. subsidiaries that result primarily from undistributed earnings of $210.3 million which the Company intends to reinvest indefinitely. Determination of the deferred income tax liability on these basis differences is subjective and dependent on circumstances existing if and when remittance occurs.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

The U.S. branch of iGATE Global has approximately $14.20 million of net operating losses (“NOL”) available to offset future federal and state taxable income. In addition, iTI has approximately $8.3 million of state NOLs. All of these losses are due to expire by 2032. The significant foreign NOL carry forwards comprise of $19.9 million attributable to U.K. and $2.9 million attributable to Singapore which can be carried forward indefinitely.

As of December 31, 2012, we had a MAT credit carry forward of $49.4 million which will begin to expire from March 2015. We also have $19.0 million of capital loss carry forward which will begin to expire from 2016. We have recorded a full valuation allowance against the capital loss carry forward.

The Company has established a partial valuation allowance against its deferred tax assets, due to uncertainty regarding their future realization. In assessing the realizability of its deferred tax assets, management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax planning strategies. As a result, the Company has created a valuation allowance for deferred tax assets at entities or units that have been unprofitable and where it believes that such assets may not be utilized in the near term.

The change in the total valuation allowance for deferred tax assets as of December 31, 2012, 2011 and 2010 is as follows (in thousands):

	As of December 31,
	2012	2011	2010
Opening valuation allowance	$36,835	$21,339	$22,195
Reduction during the year	(9,465)	(846)	(3,139)
Addition during the year	1,724	16,342	2,283

Closing valuation allowance	$29,094	$36,835	$21,339

Based on management’s review of both positive and negative evidence, which includes the historical and future operating performance of one of iGATE Corporation’s domestic subsidiaries, iTI as well as iGATE Corporation’s election to file a consolidated return with other members of the U.S. affiliated group, the Company has concluded that it is more likely than not that the Company will be able to realize a portion of the Company’s domestic deferred tax assets. Therefore, in 2012, the Company has released $4 million of the related valuation allowance. Additions during December 31, 2011, includes amount added on account of iGATE Computer Systems Ltd., acquisition amounting to $13.6 million.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

ASC 740-10-Reserves:

As of December 31, 2012 and 2011, amounts of $22.1 million and $30.2 million, respectively, constitute the ASC 740-10-Reserve with respect to the Company’s iGATE Computer subsidiary. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

As of December 31,
Beginning Balance as of January 01, 2011	$0
Additions on acquisition	34,819
Additions based on the current period tax positions	4,256
(Settlement)/Refund	(243)
Reductions for tax positions of prior years	(186)
Reductions for tax positions due to lapse of statute of limitations	(8,160)
Foreign currency translation effect	(262)

Balance as of January 1, 2012	$30,224
Additions based on the current period tax positions	127
Additions based on prior period tax positions	571
Reduction based on current period tax positions	(526)
Reductions for tax positions of prior years	(8,266)
Foreign currency translation effect	(52)

Balance as of December 31, 2012	$22,078

The Company recognizes interest related to uncertain tax positions within the interest expense line in the consolidated statements of income. The U.S. branch of iGATE Computer has $0.4 million and $0.5 million as accrued interest related to uncertain tax positions for the year ended December 31, 2012 and 2011, respectively. The total amount of accrued interest relating to this in the consolidated balance sheet amounted to $0.9 million and $1.3 million as of December 31, 2012 and 2011 respectively. There are no penalties as of December 31, 2012 and 2011. During the current year, an amount of $7.4 million is reversed by the U.S. branch of iGATE Computer on account of expiration of the statute of limitations relating to year ended March 2009.

As of December 31, 2012, the Company had $17.6 million of net unrecognized tax benefits arising out of the tax positions which would affect the effective tax rate, if recognized. The nature of the events that would cause the change to the reserves will be mainly due to the “expiry of the statute of limitation in U.S.” Although, it would be difficult to anticipate the final outcome on timing of resolution of any particular uncertain tax position, the Company believes that the total amount of unrecognized tax benefits will be decreased by $7.2 million during the next 12 months due to expiration of statute of limitation.

Election of iGATE Computer Acquisition as a Qualified Stock Purchase

The Company’s acquisition of iGATE Computer in 2011, qualified as a qualified stock purchase or QSP. iGATE calculated the U.S. income tax basis earnings and profits and foreign (non-U.S.) tax pools for iGATE Computer. Based on such calculations, we have provided $7 million of current tax on our U.S. subsidiary, iTI’s share of Indian subsidiary, iGATE Computer’s undistributed earnings for the post-acquisition period.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

Taxes related to Items of Other Comprehensive Income

	Year Ended December 31,
Tax (expense) /benefit on unrealized gains/ losses on marketable securities	$(3,170)	$(266)
Tax (expense) /benefit on unrecognized actuarial gains/ loss relating to defined benefit plan	73	(4)
Tax (expense) /benefit on unrealized gains/ losses on cash flow hedges	(9,164)	8,980

Total benefit/ (expense)	$(12,261)	$8,710

21.	Segment information

Following the delisting of iGATE Computer from the Indian Stock Exchanges in May 2012, the Company’s Chief Executive Officer, who is the chief decision making officer, determined that the business will be operated and managed as a single segment. As a result, the prior year segment information is no longer presented.

Revenues based on the location of the customer and fixed assets by geographic area consisted of the following (in thousands):

	Year Ended December 31,
	2012	2011	2010
Revenues:
United States	$758,040	$514,576	$139,571
Canada	104,012	114,509	97,061
EMEA(1)	142,473	98,384	25,325
Asia Pacific	69,405	52,177	18,640

Total revenues	$1,073,930	$779,646	$280,597

	As of December 31,
	2012	2011
Fixed assets:
United States.	$4,109	$4,930
Canada	2,095	98
EMEA(1)	928	1,538
Asia Pacific, principally India	160,120	169,106

Total fixed assets	$167,252	$175,672

(1)	Comprises Eurpoe, Middile East and African countries.

The following is a concentration of revenues greater than 10% for the periods shown:

Particulars	2012	2011	2010
General Electric Company (“GE”)	13%	12%	19%
Royal Bank of Canada (“RBC”)	11%	15%	35%

The Company accounts for multiple contracts (statement of works) with RBC and GE as separate arrangements, since each of these arrangements are negotiated separately. The receivables from these customers comprised 21% and 25% of accounts receivable, net and unbilled revenue as of December 31, 2012 and 2011, respectively.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

22.	Related party transactions

As of December 31, 2012, Sunil Wadhwani directly owned 9,006,551 common shares of the Company and indirectly owned 1,367,624 common shares of the Company through two family trusts and 511,900 common shares through one family foundation.

As of December 31, 2012, Ashok Trivedi directly owned 9,532,832 common shares of the Company and indirectly owned 1,356,343 common shares of the Company through one family trust.

Sunil Wadhwani and Ashok Trivedi also own a significant interest in Mastech Holdings, Inc. The transactions with Mastech Holdings, Inc. are as follows (in thousands):

	For the year ended December 31,
Particulars	2012	2011	2010
Outsourcing services rendered to Mastech Holdings Inc	$0	$901	$835
Reimbursable expenses incurred on behalf of Mastech Holdings Inc	$0	$48	$0

	$0	$949	$835

The balances receivable from related parties are summarized as follows (in thousands):

	As of December 31,
Particulars	2012	2011
Due from Mastech Holdings Inc.
Accounts receivable, net of allowance	$0	$187

	$0	$187

23.	Guarantor Subsidiaries — Supplemental consolidating financial information

In connection with the iGATE Computer Acquisition, the Company issued the Notes which are the senior unsecured obligations of the Company. The Notes are guaranteed by the Company’s 100% owned domestic subsidiaries iTI, iGATE Inc., and iGATE Holding Corporation (collectively, the “Guarantors”). In accordance with the terms of the second supplemental indenture dated September 30, 2012, iAI was included as a guarantor to the Notes with effect from September 1, 2012. Subsequently on December 31, 2012, as part of an integration process, iAI along with PTS, were merged into iTI. The Company has not included separate financial statements of the Guarantors because they are 100% owned by the Company, the guarantees issued are full and unconditional, and the guarantees are joint and several.

There are customary exceptions in the Indenture under which a subsidiary’s guarantee would terminate namely:

•	a permitted sale or other disposition by a guarantor of all or substantially all of its assets.

•	the designation or classification of a guarantor as an unrestricted subsidiary pursuant to the indenture governing the guarantees.

•	defeasance or discharge of the Senior Notes.

•	the release of a guarantor due to the operation of the definition of “Immaterial Subsidiary” in the documents governing the guarantees; or

•	the Senior Notes’ achievement of investment grade status.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

Consolidating financial information for the Company and the Guarantors are as follows (in thousands):

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2012

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$0	$14,365	$80,790	$0	$95,155
Restricted cash	0	0	3,072	0	3,072
Short-term investments	0	0	510,816	0	510,816
Accounts receivable, net	0	75,253	95,936	(8,854)	162,335
Unbilled revenues	0	32,221	42,374	(1,694)	72,901
Prepaid expenses and other current assets	6,418	3,958	21,334	0	31,710
Prepaid income taxes	0	7,228	1,313	0	8,541
Deferred tax assets	0	7,240	7,415	0	14,655
Foreign exchange derivative contracts	0	0	782	0	782
Receivable from group companies	26,802	2,303	0	(29,105)	0

Total current assets	33,220	142,568	763,832	(39,653)	899,967
Investment in subsidiaries	438,669	1,071,565	0	(1,510,234)	0
Intercorporate loan	770,000	0	0	(770,000)	0
Deposits and other assets	17,594	1,064	6,714	0	25,372
Prepaid income taxes	0	794	27,557	0	28,351
Property and equipment, net	0	1,945	165,307	0	167,252
Leasehold land	0	0	86,933	0	86,933
Deferred tax assets	0	14,175	16,460	0	30,635
Goodwill	0	1,026	492,115	0	493,141
Intangible assets, net	0	225	144,203	0	144,428

Total assets	$1,259,483	$1,233,362	$1,703,121	$(2,319,887)	$1,876,079

LIABILITIES, REDEEMABLE NON CONTROLLING INTEREST, PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$0	$24,404	$2,552	$(19,157)	$7,799
Line of credit	0	25,000	52,000	0	77,000
Term loans	0	35,000	0	0	35,000
Accrued payroll and related costs	0	16,937	37,865	0	54,802
Other accrued liabilities	11,550	25,239	42,219	0	79,008
Accrued income taxes	0	5,509	3,625	0	9,134
Foreign exchange derivative contracts	0	0	7,516	0	7,516
Deferred revenue	0	5,809	12,081	0	17,890
Payable to group companies	0	18,193	0	(18,193)	0

Total current liabilities	11,550	156,091	157,858	(37,350)	288,149
Other long-term liabilities	0	0	5,568	(2,303)	3,265
Senior notes	770,000	0	0	0	770,000
Term loans	0	35,000	228,500	0	263,500
Foreign exchange derivative contracts	0	0	0	0	0
Accrued income taxes	0	650	16,622	0	17,272
Intercompany loan	0	770,000	0	(770,000)	0
Deferred tax liabilities	0	0	55,494	0	55,494

Total liabilities	781,550	961,741	464,042	(809,653)	1,397,680

Redeemable non controlling interest	0	0	32,422	0	32,422
Series B Preferred stock	378,474	0	0	0	378,474
iGATE Corporation shareholders’ equity:
Common shares	585	330,000	52,989	(382,989)	585
Common shares held in treasury, at cost	(14,714)	0	0	0	(14,714)
Additional paid-in capital	199,302	794	1,112,489	(1,127,245)	185,340
Retained earnings	(85,714)	(59,270)	315,859	0	170,875
Accumulated other comprehensive loss	0	97	(274,680)	0	(274,583)

Total iGATE Corporation shareholder’s equity	99,459	271,621	1,206,657	(1,510,234)	67,503
Non controlling interest	0	0	0	0	0

Total Equity	99,459	271,621	1,206,657	(1,510,234)	67,503
Total liabilities, redeemable non controlling interest, preferred stock and shareholders’ equity	$1,259,483	$1,233,362	$1,703,121	$(2,319,887)	$1,876,079

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2011

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$0	$7,384	$68,056	$0	$75,440
Restricted cash	0	0	0	0	0
Short-term investments	0	0	354,528	0	354,528
Accounts receivable, net	0	15,197	158,537	(836)	172,898
Unbilled revenues	0	3,364	42,149	(290)	45,223
Prepaid expenses and other current assets	5,808	610	12,334	0	18,752
Prepaid income taxes	0	0	8,341	0	8,341
Deferred tax assets	0	0	20,574	0	20,574
Foreign exchange derivative contracts	0	0	277	0	277
Receivable from group companies.	121,004	0	0	(121,004)	0

Total current assets	126,812	26,555	664,796	(122,130)	696,033
Investment in subsidiaries	330,000	1,052,660	1,263,841	(2,646,501)	0
Intercorporate loan	770,000	0	0	(770,000)	0
Deposits and other assets	23,993	17	8,092	0	32,102
Prepaid income taxes	0	0	18,481	0	18,481
Property and equipment, net	0	471	175,201	0	175,672
Lease hold land	0	0	90,339	0	90,339
Deferred tax assets	0	0	30,456	0	30,456
Goodwill	0	1,026	510,184	(150)	511,060
Intangible assets, net	0	0	160,706	0	160,706

Total assets	$1,250,805	$1,080,729	$2,922,096	$(3,538,781)	$1,714,849

LIABILITIES, REDEEMABLE NON CONTROLLING INTEREST, PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$0	$100	$7,757	$0	$7,857
Line of credit	0	5,000	52,000	0	57,000
Term loans	0	0	0	0	0
Accrued payroll and related costs	0	10,349	61,564	0	71,913
Other accrued liabilities	11,550	5,494	60,944	0	77,988
Accrued income taxes	0	2,506	1,487	0	3,993
Foreign exchange derivative contracts	0	0	12,471	0	12,471
Deferred revenue	0	1,607	20,805	0	22,412
Payable to group companies	0	17,763	104,368	(122,131)	0

Total current liabilities	11,550	42,819	321,396	(122,131)	253,634
Other long-term liabilities	0	770,000	4,610	(770,000)	4,610
Senior notes	770,000	0	0	0	770,000
Term loans	0	0	0	0	0
Foreign exchange derivative contracts	0	0	6,739	0	6,739
Accrued income taxes	0	0	17,672	0	17,672
Intercompany loan	0	0	0	0	0
Deferred tax liabilities	0	0	58,992	0	58,992

Total liabilities	781,550	812,819	409,409	(892,131)	1,111,647

Redeemable non controlling interest	0	0	0	0	0
Series B Preferred stock	349,023	0	0	0	349,023
iGATE Corporation Shareholders’ equity:
Common shares	576	330,000	58,700	(388,699)	577
Common shares held in treasury, at cost	(14,714)	0	0	0	(14,714)
Additional paid-in capital	184,843	794	2,512,196	(2,496,552)	201,281
Retained earnings	(50,473)	(62,980)	226,532	(8,586)	104,493
Accumulated other comprehensive loss	0	96	(284,741)	70,004	(214,641)

Total iGATE Corporation shareholder’s equity	120,232	267,910	2,512,687	(2,823,833)	76,996
Non controlling interest	0	0	0	177,183	177,183

Total Equity	120,232	267,910	2,512,687	(2,646,650)	254,179
Total liabilities, redeemable non controlling interest, preferred stock and shareholders’ equity	$1,250,805	$1,080,729	$2,922,096	$(3,538,781)	$1,714,849

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

CONSOLIDATED STATEMENTS OF INCOME

AS OF DECEMBER 31, 2012

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues	$0	$341,935	$887,415	$(155,420)	$1,073,930
Cost of revenues (exclusive of depreciation and amortization)	0	247,318	557,912	(155,420)	649,810

Gross margin	0	94,617	329,503	0	424,120
Selling, general and administrative expense	0	17,045	154,426	0	171,471
Depreciation and amortization	0	516	45,866	0	46,382

Income from operations	0	77,056	129,211	0	206,267
Interest expense	(75,090)	(1,070)	(7,606)	0	(83,766)
Foreign exchange gain (loss), net	0	(50)	(20,034)	0	(20,084)
Other income (expense), net	69,300	(68,725)	27,916	0	28,491

Income before income taxes	(5,790)	7,211	129,487	0	130,908
Income tax expense	0	3,501	27,098	0	30,599

Net income (loss)	(5,790)	3,710	102,389	0	100,309
Non controlling interest	0	0	4,476	0	4,476

Net income attributable to iGATE Corporation	(5,790)	3,710	97,913	0	95,833
Accretion to preferred stock	404	0	0	0	404
Preferred dividend	29,047	0	0	0	29,047

Net income attributable to iGATE common shareholders	$(35,241)	$3,710	$97,913	$0	$66,382

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEAR ENDED DECEMBER 31, 2011

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues	$0	$85,054	$740,706	$(46,114)	$779,646
Cost of revenues (exclusive of depreciation and amortization)	0	59,031	470,587	(46,114)	483,504

Gross margin	0	26,023	270,119	0	296,142
Selling, general and administrative expense	0	12,361	139,136	0	151,497
Depreciation and amortization	0	153	38,582	0	38,735

Income from operations	0	13,509	92,401	0	105,910
Interest expense	(50,240)	(46,615)	(338)	46,585	(50,608)
Foreign exchange gain (loss), net	0	(7)	13,083	0	13,076
Other income (expense), net	46,585	42	15,852	(46,585)	15,894

Income loss before income taxes	(3,655)	(33,071)	120,998	0	84,272
Income tax expense	0	5,205	19,013	0	24,218

Net income (loss)	(3,655)	(38,276)	101,985	0	60,054
Non controlling interest	0	0	8,586	0	8,586

Net income attributable to iGATE Corporation	(3,655)	(38,276)	93,399	0	51,468
Accretion to preferred stock	302	0	0	0	302
Preferred dividend	22,147	0	0	0	22,147

Net income attributable to iGATE common shareholders	(26,104)	(38,276)	93,399	0	29,019

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEAR ENDED DECEMBER 31, 2010

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues	$0	$49,841	$258,445	$(27,689)	$280,597
Cost of revenues (exclusive of depreciation and amortization)	0	33,474	162,121	(27,689)	167,906

Gross margin	0	16,367	96,324	0	112,691
Selling, general and administrative expense	0	12,107	38,562	0	50,669
Depreciation and amortization	0	149	8,865	0	9,014

Income from operations	0	4,111	48,897	0	53,008
Interest expense	0	0	(108)	0	(108)
Foreign exchange gain (loss), net	0	(20)	(357)	0	(377)
Other income (expense), net	0	588	4,583	0	5,171

Income before income taxes	0	4,679	53,015	0	57,694
Income tax expense	0	3,947	1,992	0	5,939

Net income (loss)	0	732	51,023	0	51,755
Non controlling interest	0	0	0	0	0

Net income attributable to iGATE Corporation	0	732	51,023	0	51,755
Accretion to preferred stock	0	0	0	0	0
Preferred dividend	0	0	0	0	0

Net income attributable to iGATE common shareholders	0	732	51,023	0	51,755

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEAR ENDED DECEMBER 31, 2012

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net Income (loss) attributable to iGATE common shareholders	$(35,241)	$3,710	$97,913	$0	$66,382
Add: Non controlling interest	0	0	4,476	0	4,476
Other comprehensive income:
Unrealized gain on marketable securities	0	0	5,615	0	5,615
Unrecognized actuarial gain (loss) on pension liability	0	0	(175)	0	(175)
Change in fair value of cash flow hedges	0	0	22,586	0	22,586
Gain (loss) on foreign currency translation	0	0	(44,689)	0	(44,689)

Total comprehensive income (loss)	(35,241)	3,710	85,726	0	54,195
Less: Total comprehensive income (loss) attributable to non controlling interest	0	0	4,476	0	4,476

Total comprehensive income (loss) attributable to iGATE common shareholders	$(35,241)	$3,710	$81,250	$0	$49,719

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEAR ENDED DECEMBER 31, 2011

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net Income (loss) attributable to iGATE common shareholders	$(26,104)	$(38,276)	$93,399	$0	$29,019
Add: Non controlling interest	0	0	8,586	0	8,586
Other comprehensive income:
Unrealized gain on marketable securities	0	0	1,987	0	1,987
Unrecognized actuarial gain (loss) on pension liability	0	0	198	0	198
Change in fair value of cash flow hedges	0	0	(22,912)	0	(22,912)
Gain (loss) on foreign currency translation	0	576	(236,104)	0	(235,528)

Total comprehensive income (loss)	(26,104)	(37,700)	(154,846)	0	(218,650)
Less: Total comprehensive income (loss) attributable to non controlling interest	0	0	(34,693)	0	(34,693)

Total comprehensive income (loss) attributable to iGATE common shareholders	$(26,104)	$(37,700)	$(120,153)	$0	$(183,957)

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEAR ENDED DECEMBER 31, 2010

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net Income (loss) attributable to iGATE common shareholders	$0	$732	$51,023	$0	$51,755
Add: Non controlling interest	0	0	0	0	0
Other comprehensive income:
Unrealized gain on marketable securities	0	0	1,060	0	1,060
Unrecognized actuarial gain (loss) on pension liability	0	0	(101)	0	(101)
Change in fair value of cash flow hedges	0	0	2,088	0	2,088
Gain (loss) on foreign currency translation	0	(177)	8,500	0	8,323

Total comprehensive income (loss)	0	555	62,570	0	63,125
Less: Total comprehensive income (loss) attributable to non controlling interest	0	0	0	0	0

Total comprehensive income (loss) attributable to iGATE common shareholders	$0	$555	$62,570	$0	$63,125

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2012

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net income	(5,790)	3,710	102,389	0	100,309
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	0	516	45,866	0	46,382
Stock based compensation	0	4,044	8,230	0	12,274
Write off of software implementation costs	0	0	0	0	0
Provision for rescission of land sale contract	0	0	909	0	909
Provision for lease termination	0	0	0	0	0
Realized gain on investments	0	0	(20,764)	0	(20,764)
Equity in income of affiliated companies	0	0	0	0	0
Provision (recovery) of doubtful debts	0	110	1,571	0	1,681
Deferred gain (loss) on settled derivatives	0	0	18,173	0	18,173
Deferred income taxes	0	(86)	(10,115)	0	(10,201)
Loss (gain) on sale of property and equipment	0	0	(28)	0	(28)
Loss (gain) on investments in affiliate	0	0	551	0	551
Deferred rent	0	51	(212)	0	(161)
Amortization of debt issuance costs	5,790	208	828	0	6,826
Excess tax benefits related to stock option exercises	0	(320)	0	0	(320)
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenues	0	(46,567)	30,746	0	(15,821)
Intercorporate current account	(14,787)	19,933	(5,146)	0	0
Prepaid expenses and other current assets	0	(1,214)	(16,073)	0	(17,287)
Accounts payable	0	24,986	(27,403)	0	(2,417)
Accrued and other liabilities	0	(3,014)	(13,706)	0	(16,720)
Restructuring reserve	0	0	0	0	0
Deferred revenue	0	2,865	(5,880)	0	(3,015)

Net cash flows (used in) provided by operating activities	(14,787)	5,222	109,936	0	100,371

Cash Flows From Investing Activities:
Purchase of property and equipment	0	(615)	(30,694)	0	(31,309)
Proceeds from sale of property and equipment	0	0	82	0	82
Purchase of available-for-sale investments	0	0	(1,766,988)	0	(1,766,988)
Proceeds from maturities and sale of available-for-sale investments	0	0	1,623,627	0	1,623,627
Restricted cash	0	0	(3,072)	0	(3,072)
Receipts (payments of) from lease deposits	0	(551)	224	0	(327)
Intercorporate loan	0	0	0	0	0
Proceeds from sale of investments in affiliate	0	0	0	0	0
Payment for acquisition, net of cash acquired	0	0	0	0	0
Purchase of non-controlling interests	0	(83,031)	(145,344)	0	(228,375)

Net cash flows used in investing activities	0	(84,197)	(322,165)	0	(406,362)

Cash Flows From Financing Activities:
Payments on capital lease obligations	0	0	(114)	0	(114)
Proceeds from line of credit and term loans	0	90,000	228,500	0	318,500
Proceeds from sale of preferred stock, net of issuance costs	0	0	0	0	0
Payment of delisting related financing costs	0	0	(3,263)	0	(3,263)
Proceeds from senior notes	0	0	0	0	0
Payment of debt issuance costs	0	0	0	0	0
Dividends Paid	0	0	0	0	0
Purchase of subsidiary’s stock	0	0	0	0	0
Proceeds from exercise of stock options	14,467	(4,044)	(8,217)	0	2,206
Proceeds from exercise of subsidiary’s stock options	0	0	5,490	0	5,490
Payment of withholding taxes related to restricted stock	0	0	0	0	0
Excess tax benefits related to stock option exercises	320	0	0	0	320
Proceeds from issuance of equity stock	0	0	0	0	0
Intercorporate loan	0	0	0	0	0

Net cash flows provided by ( used in) financing activities	14,787	85,956	222,396	0	323,139

Effect of exchange rate changes	0	0	2,567	0	2,567

Net change in cash and cash equivalents	0	6,981	12,734	0	19,715
Cash and cash equivalents, beginning of year	0	7,384	68,056	0	75,440

Cash and cash equivalents, end of year	$0	$14,365	$80,790	$0	$95,155

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2011

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net income	$(3,655)	$(38,276)	$101,985	$0	$60,054
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	0	153	38,582	0	38,735
Stock based compensation	0	2,862	7,880	0	10,742
Write off of software implementation costs	0	0	1,196	0	1,196
Provision for rescission of land sale contract	0	0	0	0	0
Provision for lease termination	0	0	446	0	446
Realized gain on investments	0	0	(3,304)	0	(3,304)
Equity in income of affiliated companies	0	0	(149)	0	(149)
Provision (recovery) of doubtful debts	0	62	993	0	1,055
Deferred gain (loss) on settled derivatives	0	0	(20,207)	0	(20,207)
Deferred income taxes	0	0	(4,454)	0	(4,454)
Loss (gain) on sale of property and equipment	0	0	51	0	51
Loss (gain) on investments in affiliate	0	0	0	0	0
Deferred rent	0	0	24	0	24
Amortization of debt issuance costs	3,655	0	0	0	3,655
Excess tax benefits related to stock option exercises	630	0	0	0	630
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenues	0	(7,820)	(12,075)	0	(19,895)
Intercorporate current account	16,495	(30,422)	13,927	0	0
Prepaid expenses and other current assets	0	(436)	906	0	470
Accounts payable	0	82	6,629	0	6,711
Accrued and other liabilities	10,927	21,214	(26,947)	0	5,194
Restructuring reserve	0	0	0	0	0
Deferred revenue	0	1,302	232	0	1,534

Net cash flows provided by (used in) operating activities	$28,052	$(51,279)	$105,715	$0	$82,488

Cash Flows From Investing Activities:
Purchase of property and equipment	0	(387)	(21,052)	0	(21,439)
Proceeds from sale of property and equipment	0	0	305	0	305
Purchase of available-for-sale investments	0	0	(565,807)	0	(565,807)
Proceeds from maturities and sale of available-for-sale investments	0	0	555,726	0	555,726
Restricted cash	0	0	0	0	0
Receipts from (payments for) lease deposits	0	(14)	2,225	0	2,211
Intercorporate loan	(770,000)	0	0	770,000	0
Proceeds from sale of investments in affiliate	0	0	0	0	0
Payment for acquisition, net of cash acquired	(330,000)	(1,052,660)	(1,168,404)	1,382,660	(1,168,404)
Purchase of non-controlling interests	0	0	0	0	0

Net cash flows provided by (used in) investing activities	$(1,100,000)	$(1,053,061)	$(1,197,007)	$2,152,660	$(1,197,408)

Cash Flows From Financing Activities:
Payments on capital lease obligations	0	0	(355)	0	(355)
Proceeds from line of credit and term loans	0	5,000	52,000	0	57,000
Proceeds from sale of preferred stock, net of issuance costs	326,574	0	0	0	326,574
Payment of delisting related financing costs	0	0	0	0	0
Proceeds from senior notes	770,000	0	0	0	770,000
Payment of debt issuance costs	(33,456)	0	0	0	(33,456)
Dividends Paid	0	0	0	0	0
Purchase of subsidiary’s stock	0	0	0	0	0
Proceeds from exercise of stock options	8,200	0	(7,491)	0	709
Proceeds from exercise of subsidiary’s stock options	0	0	813	0	813
Payment of withholding taxes related to restricted stock	0	0	0	0	0
Excess tax benefits related to stock option exercises	630	0	0	0	630
Proceeds from issuance of equity stock	0	330,000	1,052,660	(1,382,660)	0
Intercorporate loan	0	770,000	0	(770,000)	0

Net cash flows provided by ( used in) financing activities	$1,071,948	$1,105,000	$1,097,627	$(2,152,660)	$1,121,915

Effect of exchange rate changes	0	525	(4)	0	521

Net change in cash and cash equivalents	0	1,185	6,331	0	7,516
Cash and cash equivalents, beginning of year	0	6,199	61,725	0	67,924

Cash and cash equivalents, end of year	$0	$7,384	$68,056	0	$75,440

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2010

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net income	$0	$732	$51,023	$0	$51,755
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	0	149	8,865	0	9,014
Stock based compensation	0	3,180	3,471	0	6,651
Write off of software implementation costs	0	0	0	0	0
Provision for rescission of land sale	0	0	0	0	0
Provision for lease termination	0	0	0	0	0
Realized gain on investments	0	0	(3,014)	0	(3,014)
Equity in income of affiliated companies	0	0	0	0	0
Provision (recovery) of doubtful debts	0	4	(444)	0	(440)
Deferred gain (loss) on settled derivatives	0	0	0	0	0
Deferred income taxes	0	0	(6,506)	0	(6,506)
Loss (gain) on sale of property and equipment	0	0	(1,370)	0	(1,370)
Loss (gain) on investments in affiliate	0	(568)	0	0	(568)
Deferred rent	0	0	(21)	0	(21)
Amortization of debt issuance costs	0	0	0	0	0
Excess tax benefits related to stock option exercises	341	0	0	0	341
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenues	0	(10,469)	(6,066)	0	(16,535)
Intercorporate current account	6,387	510	(6,897)	0	0
Prepaid expenses and other current assets	0	(137)	(506)	0	(643)
Accounts payable	0	158	758	0	916
Accrued and other liabilities	(285)	9,061	13,178	0	21,954
Restructuring reserve	0	0	(101)	0	(101)
Deferred revenue	0	305	(571)	0	(266)

Net cash flows provided by (used in) operating activities	$6,443	$2,925	$51,799	$0	$61,167

Cash Flows From Investing Activities:
Purchase of property and equipment	0	0	(16,844)	0	(16,844)
Proceeds from sale of property and equipment	0	0	3,280	0	3,280
Purchase of available-for-sale investments	0	0	(145,760)	0	(145,760)
Proceeds from maturities and sale of available-for-sale investments	0	0	146,829	0	146,829
Restricted cash	0	0	0	0	0
Receipts from (payments for) lease deposits	0	(2)	340	0	338
Intercorporate loan	0	0	0	0	0
Proceeds from sale of investments in affiliates	0	568	0	0	568
Payment for acquisition, net of cash acquired	0	0	0	0	0
Purchase of non-controlling interests	0	0	0	0	0

Net cash flows provided by (used in) investing activities	$0	$566	$(12,155)	$0	$(11,589)

Cash Flows From Financing Activities:
Payments on capital lease obligations	0	0	(221)	0	(221)
Proceeds from line of credit and term loans	0	0	0	0	0
Proceeds from sale of preferred stock, net of issuance costs	0	0	0	0	0
Payment of delisting related financing costs	0	0	0	0	0
Proceeds from senior notes	0	0	0	0	0
Payment of debt issuance cost	0	0	0	0	0
Dividends paid	(14,509)	0	0	0	(14,509)
Purchase of subsidiary’s stock	(45)	0	0	0	(45)
Proceeds from exercise of stock options	7,770	(3,180)	(2,507)	0	2,083
Proceeds from exercise of subsidiary’s stock options	0	0	0	0	0
Payment of withholding taxes related to restricted stock	0	0	(964)	0	(964)
Excess tax benefits related to stock option exercises	341	0	0	0	341
Proceeds from issuance of equity stock	0	0	0	0	0
Intercorporate loan	0	0	0	0	0

Net cash flows provided by (used in) financing activities	$(6,443)	$(3,180)	$(3,692)	$0	$(13,315)

Effect of exchange rate changes	0	(178)	2,274	0	2,096

Net change in cash and cash equivalents	0	133	38,226	0	38,359
Cash and cash equivalents, beginning of year	0	6,066	23,499	0	29,565

Cash and cash equivalents, end of year	$0	$6,199	$61,725	$0	$67,924

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

24.	Commitments and contingencies

Capital commitments

As of December 31, 2012, the Company has open purchase orders totaling $54.9 million towards construction of new facilities and purchase of property and equipment.

Bank guarantees

As of December 31, 2012, guarantees and letters of credit provided by banks on behalf of the Company’s subsidiaries, to customs authorities and vendors for capital procurements amounted to $2.2 million. These guarantees and letters of credit have a remaining term of approximately one to five years.

The Company also took a bank guarantee of $29.9 million to purchase the remaining shares of iGATE Computer (See Note 4).

Other commitments

The Company’s business process delivery centers in India are 100% Export Oriented units or STPs under the STP guidelines issued by the Government of India. These units are exempted from customs, central excise duties, and levies on imported and indigenous capital goods, stores, and spares. The Company has executed legal undertakings to pay custom duties, central excise duties, levies, and liquidated damages payable, if any, in respect of imported and indigenous capital goods, stores, and spares consumed duty free, in the event that certain terms and conditions are not fulfilled.

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

Contingencies

Income Taxes

As of December 31, 2012, the Company has open tax demands of $107.7 million for relevant assessment years 2004-05, 2005-06, 2006-07, 2007-08 and 2008-09. The assessment orders demand is raised mainly on account of disallowance of certain benefits under section 10A of the Indian Income Tax Act and transfer pricing adjustment on account of interest on delayed recoveries from associated enterprises and BPO operations. Although, the Company has paid an amount of $9.1 million in relation to these demands, which are pending at various levels of appeals, management considers these disallowances as not tenable against the Company, and therefore no provision for tax contingencies has been established related to unpaid amounts.

As of December 31, 2012, iGATE Global had received favorable orders from the income tax authorities for AY 2007-08 and AY 2008-09 restoring back the tax holiday benefits claimed by the Company which were earlier disallowed during the assessment proceedings.

The Company is involved in lawsuits and claims which arise in the ordinary course of business. Management believes that the ultimate outcome of these matters will not have a material adverse impact on its financial position, results of operations and cash flows.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

25.	Fair Value Measurements

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

Investments and Foreign exchange derivative contracts, as disclosed in Note 7 and 9, which are measured at fair value are summarized below (in thousands):

		Fair Value measurement at reporting date using
Description	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Current Assets:
Short term investments:
a) Liquid mutual fund units	$466,468	$466,468	$0	$0
b) Fixed maturity fund units	3,952	0	3,952	0
c) Certificate of Deposits with banks and others	40,396	0	40,396	0
Foreign exchange derivative contracts	782	0	782	0

Total current assets	$511,598	$466,468	$45,130	$0

Liabilities
Current Liabilities:
Foreign exchange derivative contracts	$7,516	$0	$7,516	$0

Total current liabilities	$7,516	$0	$7,516	$0

Non current liabilities:
Foreign exchange derivative contracts	$0	$0	$0	$0

Total non-current liabilities	$0	$0	$0	$0

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

		Fair Value measurement at reporting date using
Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Current Assets:
Short term investments:
a)Liquid mutual fund units	$231,341	$231,341	$0	$0
b)Fixed maturity fund units	114,287	0	114,287	0
c)Certificate of Deposits with banks and others	8,900	0	8,900	0
Foreign exchange derivative contracts	277	0	277	0

	$354,805	$231,341	$123,464	$0

Liabilities
Current Liabilities:
Foreign exchange derivative contracts	$12,471	$0	$12,471	$0

Total current liabilities	$12,471	$0	$12,471	$0

Non current liabilities:
Foreign exchange derivative contracts	$6,739	$0	$6,739	$0

Total non-current liabilities	$6,739	$0	$6,739	$0

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

Capital lease obligations	Fair Value	Carrying value
As of December 31, 2012	$1,214	$1,008
As of December 31, 2011	1,115	864

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

26.	Quarterly Financial Information (Unaudited)

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

	Three Months Ended
(in thousands)	March 31	June 30	September 30	December 31
2012
Revenues	$263,265	$267,993	$271,090	$271,582
Gross Margin	105,836	100,311	107,821	110,152
Income from Operations	48,130	48,003	53,730	56,404
Net Income	28,544	12,647	28,293	30,825

Net Income attributable to iGATE	$24,068	$12,647	$28,293	$30,825

Net earnings per common share, basic	$0.23	$0.07	$0.27	$0.30

Net earnings per common share, diluted	$0.22	$0.07	$0.27	$0.29

2011
Revenues	$75,798	$170,417	$265,724	$267,707
Gross Margin	31,003	59,214	98,159	107,766
Income from Operations	6,949	9,733	37,747	51,481
Net Income	17,939	4,486	17,203	20,426

Net Income attributable to iGATE	$17,939	$3,999	$14,253	$15,277

Net earnings per common share, basic	$0.23	$(0.02)	$0.10	$0.11

Net earnings per common share, diluted	$0.22	$(0.02)	$0.10	$0.11

27.	Subsequent Events

Termination of ADR program and scheme of arrangement.

On December 14, 2012, iGATE Computer provided a termination and amendment notice to holders of its ADRs, pursuant to the terms of a Deposit Agreement, dated December 7, 2005, as amended, between the Bank of New York Mellon, as Depositary, and iGATE Computer (the “Deposit Agreement”). Under the terms of the Deposit Agreement, the ADR program was terminated on January 13, 2013. Following termination of the ADR program, the Depositary will service the ADRs until March 13, 2013, allowing holders to transfer their ADRs or exchange their ADRs for underlying equity shares of iGATE Computer, par value Rs. 2 (the “Shares”). On or around March 13, 2013, the Depositary expects to tender any Shares remaining in the ADR program into the Subsequent Offering Period (as defined in the Company’s Schedule TO filed on January 3, 2013) and provide holders of ADRs the cash proceeds, less customary expenses.

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

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making its assessment of internal control over financial reporting, management used the criteria described in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based upon this assessment, management has concluded and hereby reports that the Company’s internal control over financial reporting was effective as of December 31, 2012. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Company’s independent registered public accounting firm, Ernst & Young Associates, has issued its report on the effectiveness of the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of iGATE Corporation

We have audited iGATE Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). iGATE Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, iGATE Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2012 consolidated financial statements of iGATE Corporation and our report dated March 18, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young Associates

Gurgaon, India

March 18, 2013

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item, not set forth below, is incorporated herein by reference from the Company’s definitive proxy statement relating to the 2013 Annual Meeting of Shareholders scheduled to be held on April 11, 2013, which will be filed with the SEC within 120 days after the close of the Company’s fiscal year ended December 31, 2012 (the “Proxy Statement”).

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

(a) l. Financial Statements

The following Consolidated Financial Statements of the registrant and its subsidiaries are included on pages 70 to 75 and the report of Independent Registered Public Accounting Firm is included on page 69 in this Form 10-K.

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets – December 31, 2012 and 2011.

Consolidated Statements of Income – Years ended December 31, 2012, 2011 and 2010.

Consolidated Statements of Comprehensive Income – Years ended December 2012, 2011 and 2010.

Consolidated Statements of Shareholders’ Equity – Years ended December 31, 2012, 2011 and 2010.

Consolidated Statements of Cash Flows – Years ended December 31, 2012, 2011 and 2010.

Notes to Consolidated Financial Statements

All other schedules are omitted because they are not required, are not applicable, or the required information is shown in the Consolidated Financial Statements or notes thereto.

2.	Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index, which is incorporated herein by reference.

Exhibit	Index Description of Exhibit

2.1	Share Purchase Agreement, dated as of January 10, 2011, by and among Pan-Asia iGATE Solutions, iGATE Global Solutions Limited and the sellers party thereto, is incorporated by reference to Exhibit 2.1 to iGATE Corporation’s (“iGATE”) Form 8-K, filed on January 12, 2011.

2.2	Share Purchase Agreement, dated as of January 10, 2011, by and among Pan-Asia iGATE Solutions and General Atlantic Mauritius Limited, is incorporated by reference to Exhibit 2.2 to iGATE’s Form 8-K, filed on January 12, 2011.

2.3	Securities Purchase Agreement, dated as of January 10, 2011, by and among Pan-Asia iGATE Solutions and General Atlantic Mauritius Limited, is incorporated by reference to Exhibit 2.3 to iGATE’s Form 8-K, filed on January 12, 2011.

2.4	Separation and Distribution Agreement by and between iGATE and Mastech Holdings, Inc., dated September 30, 2008, is incorporated by reference to Exhibit 2.1 to iGATE’s Form 8-K, filed on October 1, 2008.

3.1	Third Amended and Restated Articles of Incorporation of iGATE, dated May 5, 2011, is incorporated by reference to Exhibit 3.1 to iGATE’s Form 8-K, filed on May 11, 2011.

3.2	Amended and Restated Bylaws of the Company are incorporated by reference to Exhibit 3.2 to iGATE’s Quarterly Report on Form 10-Q, filed on August 14, 2000.

3.3	Statement with Respect to Shares—8% Series B Convertible Participating Preferred Stock, no par value per share, is incorporated by reference to Exhibit 3.1 to iGATE’s Form 8-K, filed on February 4, 2011.

Exhibit	Index Description of Exhibit

4.1	Registration Rights Agreement, between iGATE and the Selling Shareholders named therein, dated as of August 17, 2010, is incorporated by reference to Exhibit 4.2 to iGATE’s Registration Statement on Form S-3, Commission File No. 333-170042, filed on October 20, 2010.

4.2	Form of certificate representing the Common Stock of the Company is incorporated by reference to Exhibit 4.1 to iGATE’s Registration Statement on Form S-1, Commission File No. 333-14169, filed on November 19, 1996.

4.3	Indenture, dated April 29, 2011, by and among iGATE, iGATE Technologies, Inc., and Wilmington Trust, National Association (successor by merger to Wilmington Trust FSB), as trustee, is incorporated by reference to Exhibit 4.1 to iGATE’s Form 8-K, filed on May 5, 2011.

4.4	Supplemental Indenture, dated May 12, 2011, among iGATE, the guarantors named therein, and Wilmington Trust, National Association (successor by merger to Wilmington Trust FSB), as trustee, is incorporated by reference to Exhibit 4.4 to iGATE’s Registration Statement on Form S-4, filed on September 30, 2011.

4.5	Registration Rights Agreement, by and among iGATE, iGATE Technologies, Inc., Jefferies & Company, Inc. and RBC Capital Markets, LLC, dated April 29, 2011, is incorporated by reference to Exhibit 4.2 to iGATE’s Form 8-K, filed on May 5, 2011.

4.6	Escrow Agreement, by and among iGATE, as Grantor, Wilmington Trust, National Association (successor by merger to Wilmington Trust FSB), as Trustee, and Standard Chartered Bank, as Escrow Agent, is incorporated by reference to Exhibit 10.1 to iGATE’s Form 8-K, filed on May 5, 2011.

4.7	Account Security Deed, dated as of May 3, 2011, by and among iGATE, as chargor, and Wilmington Trust, National Association (successor by merger to Wilmington Trust FSB), as chargee, is incorporated by reference to Exhibit 10.2 to iGATE’s Form 8-K, filed on May 5, 2011.

10.1	Shareholders Agreement by and among the Company, Sunil Wadhwani and Ashok Trivedi and the Joinder Agreement by Grantor Retained Annuity Trusts established by Messrs. Wadhwani and Trivedi are incorporated by reference to Exhibit 10.5 to iGATE’s Registration Statement on Form S-1, Commission File No. 333-14169, filed on December 16, 1996.

10.2	Tax Sharing Agreement by and between iGATE and Mastech Holdings, Inc., dated September 30, 2008, is incorporated by reference to Exhibit 10.1 to iGATE’s Form 8-K, filed on October 1, 2008.

10.3	Performance Guarantee, dated as of January 10, 2011, by iGATE to the Sellers named therein, is incorporated by reference to Exhibit 10.1 to iGATE’s Form 8-K, filed on January 12, 2011.

10.4	Performance Guarantee, dated as of January 10, 2011, by iGATE to General Atlantic Mauritius Limited, is incorporated by reference to Exhibit 10.2 to iGATE’s Form 8-K, filed on January 12, 2011.

10.5	Debt Commitment Letter, dated as of January 10, 2011, by and among iGATE, Jefferies Finance LLC and Royal Bank of Canada, is incorporated by reference to Exhibit 10.3 to iGATE’s Form 8-K, filed on January 12, 2011.

10.6	Securities Purchase Agreement, dated as of January 10, 2011, by and among iGATE and Viscaria Limited, is incorporated by reference to Exhibit 10.1 to iGATE’s Form 8-K, filed on January 12, 2011.

10.7	Equity Commitment Letter, dated as of January 10, 2011, by and among iGATE, Apax Europe VII-A, L.P., Apax Europe VII-B, L.P., Apax Europe VII-1, L.P., Apax Europe VI-A, L.P., Apax Europe VI-1, L.P. and Apax US VII- L.P., is incorporated by reference to Exhibit 10.2 to iGATE’s Form 8-K, filed on January 12, 2011.

Exhibit	Index Description of Exhibit

10.8	Amended and Restated Voting and Standstill Agreement, dated as of February 1, 2011, by and among iGATE, Viscaria Limited and the shareholders party thereto, is incorporated by reference to Exhibit 10.2 to iGATE’s Form 8-K, filed on February 4, 2011.

10.8	Investor Rights Agreement, dated as of February 1, 2011, by and among iGATE and Viscaria Limited, is incorporated by Reference to Exhibit 10.1 to iGATE’s Form 8-K, filed on February 4, 2011.

10.10	Purchase Agreement, by and among iGATE, iGATE Technologies, Inc., Jefferies & Company, Inc. and RBC Capital Markets, LLC, dated April 14, 2011, is incorporated by reference to Exhibit 10.1 to iGATE’s Form 8-K, filed on April 15, 2011.

10.11	Credit Agreement, dated as of May 10, 2011, among iGATE, as borrower, DBS Bank Ltd., Singapore, as administrative agent, and the other lenders named therein, is incorporated by reference to Exhibit 10.1 to iGATE’s Form 8-K, filed on May 16, 2011.

10.12	Marketing Manager’s Agreement by and between Quantum Information Resources Limited and Jason Trussell, dated November 2, 1994, is incorporated by reference to Exhibit 10.23 to iGATE’s Annual Report on Form 10-K, for the year ended December 31, 2009.*

10.13	iGate Corporation 2006 Stock Incentive Plan is incorporated by reference to Exhibit 10.01 to iGATE’s Quarterly Report on Form 10-Q, filed on August 9, 2006.*

10.14	Employment Agreement, dated as of June 6, 2008, by and between the Company and Sunil Wadhwani, is incorporated by reference to Exhibit 10.2 to iGATE’s Annual Report on Form 10-K for the year ended December 31, 2009.*

10.15	Amendment Agreement, dated April 1, 2009, between the Company and Sunil Wadhwani, is incorporated by reference to Exhibit 10.2(a) to iGATE’s Annual Report on Form 10-K for the year ended December 31, 2009.*

10.16	Employment Agreement, dated as of June 6, 2008, by and between the Company and Ashok Trivedi, is incorporated by reference to Exhibit 10.1 to iGATE’s Annual Report on Form 10-K for the year ended December 31, 2009.*

10.17	Amendment Agreement, dated April 1, 2009, between the Company and Ashok Trivedi, is incorporated by reference to Exhibit 10.1(A) to iGATE’s Annual Report on Form 10-K for the year ended December 31, 2009.*

10.18	Senior Executive Employment Agreement dated January 1, 2010 between Phaneesh Murthy and iGATE Technologies Inc., is incorporated by reference to Exhibit 10.15 to iGATE’s Annual Report on Form 10-K for the year ended December 31, 2010.*

10.19	Amendment Agreement to Senior Executive Employment Agreement, dated March 29, 2012 between Phaneesh Murthy and iGATE Technologies Inc., is incorporated by reference to Exhibit 10.1 to iGATE’s Form 8-K, filed on March 30, 2012.*

10.20	Senior Executive and Wholetime Director Employment Agreement between iGATE Global Solutions Limited and Sean Narayanan, dated January 1, 2010, is incorporated by reference to Exhibit 10.35 to iGATE’s Annual Report on Form 10-K, for the year ended December 31, 2010.*

10.21	Amendment Agreement, effective January 1, 2010, by and between iGATE Global Solutions Limited and Sean Suresh Narayanan, is incorporated by reference to Exhibit 10.1 to iGATE’s Form 8-K, filed on February 16, 2011.*

Exhibit	Index Description of Exhibit

10.22	Senior Executive and Wholetime Director Employment Agreement between iGATE Global Solutions Limited and Sujit Sircar dated January 1, 2010 is incorporated by reference to Exhibit 10.14 to iGATE’s Annual Report on Form 10-K for the year ended December 31, 2010.*

10.23	Amendment Agreement, effective January 1, 2010, by and between iGATE Global Solutions Limited and Sujit Sircar, is incorporated by reference to Exhibit 10.2 to iGATE’s Form 8-K, filed on February 16, 2011.*

10.24	Form of non-qualified stock option agreement is incorporated by reference to Exhibit 10.1 to iGATE’s Quarterly Report on Form 10-Q, filed on April 28, 2010.*

10.25	Form of performance share award agreement is incorporated by reference to Exhibit 10.1 to iGATE’s Quarterly Report on Form 10-Q, filed on July 28, 2010.*

10.26	Performance Share Award Agreement by and between iGATE and Phaneesh Murthy, dated March 30, 2010, is incorporated by reference to Exhibit 10.2 to iGATE’s Quarterly Report on Form 10-Q, filed on July 28, 2010.*

10.27	Performance Share Award Agreement by and between iGATE and Phaneesh Murthy, dated March 30, 2010, is incorporated by reference to Exhibit 10.3 to iGATE’s Quarterly Report on Form 10-Q, filed on July 28, 2010.*

10.28	iGATE Corporation 2011 Annual Incentive Compensation Plan, is incorporated by reference to Annex B to iGATE’s Definitive Proxy Statement filed on April 13, 2011.*

10.29	Employment Contract, dated July 1, 2011, between Suresh Anantha Narayanan and iGATE Technologies, Inc., is incorporated by reference to Exhibit 10.1 to iGATE’s Form 8-K, filed on July 7, 2011.*

10.30	Amendment to Employment Agreement between iGATE Technologies, Inc. and Sean Suresh Narayanan, dated March 29, 2012, is incorporated by reference to Exhibit 10.2 to iGATE’s Form 8-K, filed on March 30, 2012.*

10.31	Employment Contract, dated July 1, 2011, between Srinivas Rao Kandula and iGATE Technologies, Inc., is incorporated by reference to Exhibit 10.2 to iGATE’s Form 8-K, filed on July 7, 2011.*

10.32	Amendment to Employment Agreement between iGATE Technologies, Inc. and Srinivas Kandula, dated March 29, 2012, is incorporated by reference to Exhibit 10.3 to iGATE’s Form 8-K, filed on March 30, 2012.*

10.33	Employment Contract, dated July 1, 2011, between Sujit Sircar and iGATE Global Solutions Limited, is incorporated by reference to Exhibit 10.3 to iGATE’s Form 8-K, filed on July 7, 2011.*

10.34	Amendment to Employment Agreement between iGATE Global Solutions Limited and Sujit Sircar, dated March 29, 2012, is incorporated by reference to Exhibit 10.4 to iGATE’s Form 8-K, filed on March 30, 2012.*

10.35	Employment Agreement dated July 1, 2011, between David A. Kruzner and iGATE Technologies Inc., is incorporated by reference to Exhibit 10.1 to iGATE’s Quarterly Report on Form 10-Q, filed on August 8, 2012.*

10.36	Amendment dated March 29, 2012 to Employment Agreement dated July 1, 2011, between David A. Kruzner and iGATE Technologies Inc., is incorporated by reference to Exhibit 10.2 to iGATE’s Quarterly Report on Form 10-Q, filed on August 8, 2012.*

10.37	Employment Agreement dated July 1, 2011, between Vijay Khare and iGATE Technologies Inc., is incorporated by reference to Exhibit 10.5 to iGATE’s Quarterly Report on Form 10-Q, filed on August 8, 2012.*

Exhibit	Index Description of Exhibit

10.38	Amendment dated March 29, 2012 to Employment Agreement dated July 1, 2011, between Vijay Khare and iGATE Technologies Inc., is incorporated by reference to Exhibit 10.6 to iGATE’s Quarterly Report on Form 10-Q, filed on August 8, 2012.*

10.39	Employment Agreement dated July 1, 2011, between Satish Joshi and iGATE Technologies Inc., is incorporated by reference to Exhibit 10.9 to iGATE’s Quarterly Report on Form 10-Q, filed on August 8, 2012.*

10.40	Amendment dated March 29, 2012 to Employment Agreement dated July 1, 2011, between Satish Joshi and iGATE Technologies Inc., is incorporated by reference to Exhibit 10.10 to iGATE’s Quarterly Report on Form 10-Q, filed on August 8, 2012.*

10.41	Employment Agreement dated July 1, 2011, between Derek Kemp and iGATE Technologies Inc., is incorporated by reference to Exhibit 10.13 to iGATE’s Quarterly Report on Form 10-Q, filed on August 8, 2012.*

10.42	Amendment dated March 29, 2012 to Employment Agreement dated July 1, 2011, between Derek Kemp and iGATE Technologies Inc., is incorporated by reference to Exhibit 10.14 to iGATE’s Quarterly Report on Form 10-Q, filed on August 8, 2012.*

10.43	Employment Agreement dated July 1, 2011, between Sunil Chitale and iGATE Technologies Inc., is incorporated by reference to Exhibit 10.17 to iGATE’s Quarterly Report on Form 10-Q, filed on August 8, 2012.*

10.44	Amendment dated March 29, 2012 to Employment Agreement dated July 1, 2011, between Sunil Chitale and iGATE Technologies Inc., is incorporated by reference to Exhibit 10.18 to iGATE’s Quarterly Report on Form 10-Q, filed on August 8, 2012.*

10.45	Employment Agreement dated March 26, 2012, between Sanjay Tugnait and iGATE Technologies (Canada) Inc., is incorporated by reference to Exhibit 10. 21 to iGATE’s Quarterly Report on Form 10-Q, filed on August 8, 2012.*

10.46	Restricted Stock Award Agreement between iGATE and Phaneesh Murthy, dated May 12, 2011, is incorporated by reference to Exhibit 10.13 to iGATE’s Quarterly Report on Form 10-Q, filed on August 9, 2011.*

10.47	Performance-Based Restricted Stock Award Agreement between iGATE and Phaneesh Murthy, dated May 12, 2011, is incorporated by reference to Exhibit 10.14 to iGATE’s Quarterly Report on Form 10-Q, filed on August 9, 2011.*

10.48	Restricted Stock Award Agreement between iGATE and Sujit Sircar, dated May 12, 2011, is incorporated by reference to Exhibit 10.15 to iGATE’s Quarterly Report on Form 10-Q, filed on August 9, 2011.*

10.49	Performance-Based Restricted Stock Award Agreement between iGATE and Sujit Sircar, dated May 12, 2011, is incorporated by reference to Exhibit 10.16 to iGATE’s Quarterly Report on Form 10-Q, filed on August 9, 2011.*

10.50	Restricted Stock Award Agreement between iGATE and Sean Suresh Narayanan, dated May 12, 2011, is incorporated by reference to Exhibit 10.17 to iGATE’s Quarterly Report on Form 10-Q, filed on August 9, 2011.*

10.51	Performance-Based Restricted Stock Award Agreement between iGATE and Sean Suresh Narayanan, dated May 12, 2011, is incorporated by reference to Exhibit 10.18 to iGATE’s Quarterly Report on Form 10-Q, filed on August 9, 2011.*

10.52	Restricted Stock Award Agreement between iGATE and Srinivas Kandula, dated May 12, 2011, is incorporated by reference to Exhibit 10.19 to iGATE’s Quarterly Report on Form 10-Q, filed on August 9, 2011.*

Exhibit	Index Description of Exhibit

10.53	Performance-Based Restricted Stock Award Agreement between iGATE and Srinivas Kandula, dated May 12, 2011, is incorporated by reference to Exhibit 10.20 to iGATE’s Quarterly Report on Form 10-Q, filed on August 9, 2011.*

10.54	Restricted Stock Award Agreement between iGATE and Jason Trussell, dated June 15, 2011, is incorporated by reference to Exhibit 10.21 to iGATE’s Quarterly Report on Form 10-Q, filed on August 9, 2011.*

10.55	Performance-Based Restricted Stock Agreement between iGATE and Jason Trussell, dated June 15, 2011, is incorporated by reference to Exhibit 10.22 to iGATE’s Quarterly Report on Form 10-Q, filed on August 9, 2011

10.56	Performance Share Award Agreement between iGATE and David Kruzner, dated May 12, 2011, is incorporated by reference to Exhibit 10.3 to iGATE’s Quarterly Report on Form 10-Q, filed on August 8, 2012.*

10.57	Restricted Stock Agreement between iGATE and David Kruzner, dated May 12, 2011, is incorporated by reference to Exhibit 10.4 to iGATE’s Quarterly Report on Form 10-Q, filed on August 8, 2012.*

10.58	Performance Share Award Agreement between iGATE and Vijay Khare, dated May 12, 2011, is incorporated by reference to Exhibit 10.7 to iGATE’s Quarterly Report on Form 10-Q, filed on August 8, 2012.*

10.59	Restricted Stock Agreement between iGATE and Vijay Khare, dated May 12, 2011, is incorporated by reference to Exhibit 10.8 to iGATE’s Quarterly Report on Form 10-Q, filed on August 8, 2012.*

10.60	Performance Share Award Agreement between iGATE and Satish Joshi, dated May 12, 2011, is incorporated by reference to Exhibit 10.11 to iGATE’s Quarterly Report on Form 10-Q, filed on August 8, 2012.*

10.61	Restricted Stock Agreement between iGATE and Satish Joshi, dated May 12, 2011, is incorporated by reference to Exhibit 10.12 to iGATE’s Quarterly Report on Form 10-Q, filed on August 8, 2012.*

10.62	Performance Share Award Agreement between iGATE and Derek Kemp, dated May 12, 2011, is incorporated by reference to Exhibit 10.15 to iGATE’s Quarterly Report on Form 10-Q, filed on August 8, 2012.*

10.63	Restricted Stock Agreement between iGATE and Derek Kemp, dated May 12, 2011, is incorporated by reference to Exhibit 10.16 to iGATE’s Quarterly Report on Form 10-Q, filed on August 8, 2012.*

10.64	Performance Share Award Agreement between iGATE and Sunil Chitale, dated May 12, 2011, is incorporated by reference to Exhibit 10.19 to iGATE’s Quarterly Report on Form 10-Q, filed on August 8, 2012.*

10.65	Restricted Stock Agreement between iGATE and Sunil Chitale, dated May 12, 2011, is incorporated by reference to Exhibit 10.20 to iGATE’s Quarterly Report on Form 10-Q, filed on August 8, 2012.*

10.66	Performance Share Award Agreement between iGATE and Sanjay Tugnait, dated July 12, 2012, is incorporated by reference to Exhibit 10.22 to iGATE’s Quarterly Report on Form 10-Q, filed on August 8, 2012.*

10.67	Restricted Stock Agreement between iGATE and Sanjay Tugnait, dated July 12, 2012, is incorporated by reference to Exhibit 10.23 to iGATE’s Quarterly Report on Form 10-Q, filed on August 8, 2012.*

Exhibit	Index Description of Exhibit

10.68	Lease Deed entered into between Patni and State Industrial Promotion Corporation of Tamil Nadu Limited (SIPCOT), filed September 30, 2004, is incorporated by reference to Exhibit 10.4 to Patni’s Form F-1, dated November 17, 2005.

10.69	Credit Agreement, dated as of March 8, 2012, among Pan-Asia iGATE Solutions, as Borrower, DBS Bank Ltd., Singapore, as administrative agent, and the other lenders names therein, is incorporated by reference to Exhibit 10.1 to iGate’s Form 8-K, filed on March 14, 2012.

10.70	Amended and Restated Credit Agreement, dated as of April 3, 2012, among Pan-Asia iGATE Solutions, DBS Bank Ltd., Singapore, as administrative agent, and the other lenders names therein, is incorporated by reference to Exhibit 10.1 to iGate’s Form 8-K, filed on April 10, 2012.

10.71	Guaranty, dated as of March 8, 2012, among iGATE and certain subsidiaries thereof from time to time party thereto, and DBS Bank Ltd., Singapore, is incorporated by reference to Exhibit 10.2 to iGate’s Form 8-K, filed on March 14, 2012.

10.72	Credit Agreement, dated as of August 28, 2012, between iGATE Technologies Inc. and Standard Chartered Bank, is incorporated by reference to Exhibit 10.1 to iGate’s Form 8-K, filed on September 5, 2012.

10.73	Guaranty, dated as of August 28, 2012, among iGATE and certain subsidiaries thereof from time to time party thereto, and Standard Chartered Bank, is incorporated by reference to Exhibit 10.2 to iGate’s Form 8-K, filed on September 5, 2012.

21.0	Subsidiaries of the Registrant is filed herewith.

23.1	Consent of Ernst & Young Associates, Independent Registered Public Accounting Firm, is filed herewith.

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer is filed herewith.

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer is filed herewith.

32.01	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer is filed herewith.

32.02	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer is filed herewith.

101.INS(1)	XBRL Instance Document

101.SCH(1)	XBRL Taxonomy Extension Schema Document

101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management compensatory plan or arrangement
(1)	These interactive data files shall be deemed furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, and not otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 18th day of March, 2013.

iGATE CORPORATION

March 18, 2013	/S/ PHANEESH MURTHY
Phaneesh Murthy
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

iGATE CORPORATION

March 18, 2013	/S/ PHANEESH MURTHY
Phaneesh Murthy
President, Chief Executive Officer and Director

/S/ SUJIT SIRCAR
Sujit Sircar
Chief Financial Officer

/S/ PRASHANTH IDGUNJI
Prashanth Idgunji
Chief Accounting Officer

/S/ SUNIL WADHWANI
Sunil Wadhwani
Co-Chairman of the Board of Directors
and Director

/S/ ASHOK TRIVEDI
Ashok Trivedi
Co-Chairman of the Board of Directors,
and Director

/s/ GORAN LINDAHL
Goran Lindahl
Director

/s/ MARTIN G. MCGUINN
Martin G. McGuinn
Director and Chairman of the Audit Committee

/s/ JOSEPH J. MURIN
Joseph J. Murin
Director

iGATE CORPORATION

/s/ W. ROY DUNBAR
W. Roy Dunbar
Director

/s/ SALIM NATHOO
Salim Nathoo
Director

/s/ NAOMI O. SELIGMAN
Naomi O. Seligman
Director