Form 10-Q
period 2013-03-31
IGATE CORP
filed 2013-04-29
CIK 1024732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares of the registrant’s Common Stock, par value $.01 per share, outstanding as of April 23, 2013 was 57,864,007.

iGATE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2012

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

iGATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues	$274,918	$263,265
Cost of revenues (exclusive of depreciation and amortization)	170,239	157,429

Gross margin	104,679	105,836
Selling, general and administrative expense	42,792	42,421
Depreciation and amortization	9,271	15,285

Income from operations	52,616	48,130
Interest expense	(22,657)	(19,123)
Foreign exchange gain, net	2,481	2,836
Other income, net	17,280	7,564

Income before income taxes	49,720	39,407
Income tax expense	14,960	10,863

Net income	34,760	28,544
Non-controlling interest	0	4,476

Net income attributable to iGATE Corporation	34,760	24,068
Accretion to preferred stock	115	94
Preferred dividend	7,500	6,999

Net income attributable to iGATE common shareholders	$27,145	$16,975

Basic earnings per share :
Common stock	$0.36	$0.23
Unvested restricted stock	$0.36	$0.23
Series B Preferred Stock	$0.75	$0.63
Diluted earnings per share	$0.34	$0.22

See accompanying notes.

iGATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net income attributable to iGATE common shareholders	$27,145	$16,975
Add: Non controlling interest	0	4,476
Other Comprehensive Income:
Change in fair value of marketable securities, net of tax of $1,492 and $(422), respectively	(2,710)	(63)
Unrecognized actuarial gain on pension liability, net of tax of $(116) and $(2), respectively	313	47
Change in fair value of cash flow hedges, net of tax of $(1,271) and $(7,676), respectively	3,039	12,454
Gain on foreign currency translation	17,383	57,686

Total comprehensive income	45,170	91,575
Less: Total comprehensive income attributable to non controlling interest, net of tax of $0 and $(1,098), respectively	0	14,751

Total comprehensive income attributable to iGATE common shareholders	$45,170	$76,824

See accompanying notes.

iGATE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	March 31, 2013 (Unaudited)	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$94,846	$95,155
Restricted cash	20	3,072
Short-term investments	500,467	510,816
Accounts receivable, net	148,600	162,335
Unbilled revenues	93,948	72,901
Prepaid expenses and other current assets	39,264	31,710
Prepaid income taxes	8,145	8,541
Deferred tax assets	15,081	14,655
Foreign exchange derivative contracts	4,176	782

Total current assets	904,547	899,967

Deposits and other assets	23,290	25,372
Prepaid income taxes	32,267	28,351
Property and equipment, net	170,074	167,252
Leasehold land	87,934	86,933
Deferred tax assets	27,808	30,635
Goodwill	499,631	493,141
Intangible assets, net	143,093	144,428

Total assets	$1,888,644	$1,876,079

LIABILITIES, REDEEMABLE NON CONTROLLING INTEREST, PREFERRED STOCK AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable	$12,425	$7,799
Line of credit	47,000	77,000
Term loans	70,000	35,000
Accrued payroll and related costs	45,566	54,802
Other accrued liabilities	89,174	79,008
Accrued income taxes	6,971	9,134
Foreign exchange derivative contracts	689	7,516
Deferred revenue	13,383	17,890

Total current liabilities	285,208	288,149
Other long-term liabilities	2,838	3,265
Senior notes	770,000	770,000
Term loans	228,500	263,500
Accrued income taxes	17,273	17,272
Deferred tax liabilities	54,656	55,494

Total liabilities	1,358,475	1,397,680

Commitments and Contingencies (Note 20)
Redeemable non controlling interest	27,320	32,422
Series B Preferred stock, without par value: 480,000 shares authorized; 330,000 shares issued and outstanding	386,089	378,474
iGATE Corporation shareholders’ equity:
Preferred shares, without par value: 19,520,000 shares authorized; 1 share held in treasury	0	0
Common shares, par value $0.01 per share:
700,000,000 shares authorized; 58, 838,690 and 58,533,405 shares issued; 57,848,588 and 57,543,303 shares outstanding as of March 31, 2013 and December 31, 2012, respectively	588	585
Common shares held in treasury, at cost, 990,102 shares	(14,714)	(14,714)
Additional paid-in capital	189,424	185,340
Retained earnings	198,020	170,875
Accumulated other comprehensive loss	(256,558)	(274,583)

Total iGATE Corporation shareholders’ equity	116,760	67,503

Total liabilities, redeemable non controlling interest, preferred stock and equity	$1,888,644	$1,876,079

See accompanying notes.

iGATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months ended March 31,
	2013	2012
Cash Flows From Operating Activities:
Net income	$34,760	$28,544
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	9,271	15,285
Stock based compensation	3,125	2,812
Realized gain on investments	(15,277)	(1,830)
Deferred gain on settled derivatives	37	12,572
Provision (recovery) for doubtful debts	(61)	298
Deferred income taxes	(2,161)	(5,491)
Amortization of debt issuance costs	2,399	1,359
Loss on sale of property and equipment	26	38
Loss on sale of investment in affiliate	0	551
Deferred rent	(52)	(15)
Excess tax benefits related to stock option exercises	(387)	0
Changes in operating assets and liabilities:
Accounts receivables and unbilled receivables	(9,100)	(30,281)
Prepaid expenses and other assets	(6,587)	(7,816)
Accounts payable	4,937	12,271
Accrued and other liabilities	(2,243)	811
Deferred revenue	(5,395)	(5,852)

Net cash flows provided by operating activities	13,292	23,256

Cash Flows From Investing Activities:
Purchase of property and equipment	(6,356)	(4,991)
Proceeds from sale of property and equipment	43	3
Purchase of available-for-sale investments	(599,984)	(547,895)
Proceeds from maturities and sale of available-for-sale investments	627,387	524,607
Restricted cash	3,052	0
Receipts from (payments for) lease deposits	301	(700)
Purchase of non-controlling interests	(5,370)	0

Net cash flows provided by (used in) investing activities	19,073	(28,976)

Cash Flows From Financing Activities:
Payments on capital lease obligations	(200)	(82)
Proceeds from (payment of) line of credit and term loans	(30,000)	5,500
Payment of debt related costs	(2,394)	0
Proceeds from exercise of subsidiary stock options	158	0
Proceeds from exercise of stock options	216	4,325
Excess tax benefits related to stock option exercises	387	0

Net cash flows (used in) provided by financing activities	(31,833)	9,743

Effect of exchange rate changes	(841)	1,271

Net change in cash and cash equivalents	(309)	5,294
Cash and cash equivalents, beginning of period	95,155	75,440

Cash and cash equivalents, end of period	$94,846	$80,734

See accompanying notes.

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

1.	Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of iGATE Corporation (“iGATE” or the “Company”) have been prepared by management in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and disclosures required by GAAP. In the opinion of the management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included.

The accompanying balance sheet and financial information as of December 31, 2012 is derived from audited financial statements but does not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2012.

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.

Use of Estimates

Preparing financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year.

2.	Redeemable Non Controlling Interest

On May 12, 2011, the Company, through two of its 100% owned subsidiaries, Pan-Asia iGATE Solutions (“Pan Asia”) and iGATE Global Solutions Limited (“iGATE Global”), completed the acquisition of a majority stake in iGATE Computer Systems Limited (“iGATE Computer”), formerly known as Patni Computer Systems Limited (the “iGATE Computer Acquisition”). In connection with the Company’s integration efforts following the iGATE Computer Acquisition, the Company commenced the process of acquiring the remainder of iGATE Computer’s outstanding share capital from public shareholders and delisting the fully paid-up equity shares of iGATE Computer.

As of March 31, 2013, the balance of iGATE Computer shares yet to be purchased was 2.9 million including vested options of 0.3 million shares. In accordance with ASC 480, the Company has recorded the fair value of such shares as totaling $27.3 million and presented this in the mezzanine section of the balance sheet as redeemable non controlling interest.

3.	Goodwill and Intangible Assets

The changes in the carrying value of goodwill for the three months ended March 31, 2013 (in thousands) are as follows:

Amount
Goodwill as of December 31, 2012	$493,141
Foreign currency translation effect	6,490

Goodwill as of March 31, 2013	$499,631

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

The changes in the carrying value of intangibles for the three months ended March 31, 2013 (in thousands) are as follows:

Amount
Intangible assets as of December 31, 2012	$144,428
Foreign currency translation effect	1,413
Amortization	(2,748)

Intangible assets as of March 31, 2013	$143,093

As of March 31, 2013, intangible assets were comprised of the following (in thousands):

Amount
Customer relationships	$189,844
Intellectual property rights	9,400
Foreign currency translation adjustments	(33,042)
Amortization	(23,109)

Intangible assets as of March 31, 2013	$143,093

Intangible assets are amortized over the remaining weighted average period of 12.8 years. Intellectual property rights are amortized over a weighted average period of 4.2 years. Customer relationship is amortized over their remaining useful life of 13.1 years.

Amortization expenses related to identifiable intangible assets were $2.8 million each for the three months ended March 31, 2013 and 2012, respectively. Future estimated annual amortization is as follows (in thousands):

Amount
Remainder of 2013	8,475
2014	11,631
2015	12,144
2016	12,573
2017	12,245

4.	Series B Preferred Stock

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

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

•

provides for a holder option to convert the outstanding principal plus accrued and unpaid dividends into the Company’s common stock at any time and from time to time at an initial conversion price of $20.30 per share (which conversion price is subject to adjustment in certain circumstances such as the Company’s sale or issuance of shares of common stock is for a price per share less than the current market price of its common stock on the date of sale or issue (other than issuances under the stock option or stock ownership plans), subdivision or combination of the Company’s common stock (e.g. by stock split or stock dividend), wherein the conversion price in effect will be proportionately reduced or increased on or after such effective or record date and merger, reorganization, consolidation or sale of substantially all of the assets);

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

The Company incurred issuance costs amounting to $3.4 million which have been netted against the proceeds received from the issuance of Series B Preferred Stock. The Series B Preferred Stock is being accreted over a period of six years. The amount accreted during the three months ended March 31, 2013 and 2012 totaled $0.1 million each, respectively.

The Company is accruing for cumulative dividends at a rate of 8.00% per annum, compounded quarterly. The amount of such dividends accrued during the three months ended March 31, 2013 and 2012 was $7.5 million and $7.0 million, respectively.

As of March 31, 2013 and 2012, the shares of Series B Preferred Stock are potentially convertible into 19.1 million and 17.7 million shares of common stock, respectively.

5.	Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (in thousands):

	As of
	March 31, 2013	December 31, 2012

Prepaid expenses	$8,975	$7,332
Advances	3,869	2,351
Debt issuance costs	9,970	8,113
Service tax receivable	12,959	11,659
Other current assets	3,491	2,255

	$39,264	$31,710

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

6.	Borrowings

Line of Credit

On February 21, 2011, the Company entered into an arrangement with a bank for availing an unsecured revolving working credit facility of $70 million at an annual interest rate of LIBOR plus 195 basis points. The interest rate was initially renewed on an annual basis and is now renewed periodically. This facility was renewed and the interest rate was changed to LIBOR plus 115 basis points with effect from March 25, 2013. As of March 31, 2013, the Company had borrowed $47 million under this line of credit at a weighted average interest rate of 1.6%. Interest expense for the three months ended March 31, 2013 and 2012 was $0.2 million each, respectively.

On May 10, 2011, the Company entered into a credit agreement with a bank for revolving credit commitments in an aggregate principal U.S. Dollar equivalent of $50 million, maturing on May 10, 2016. The proceeds are to be used for working capital and other general corporate purposes. This facility carries an interest rate of LIBOR plus 280 basis points. As of March 31, 2013, the Company had no outstanding amount under this revolving credit arrangement.

As of March 31, 2013, iGATE Computer has a line of credit facility of approximately $11.2 million with banks for requirements such as pre and post shipment loans, export bill discounting, overdrafts, working capital demand loans and financial and performance guarantees. This facility bears interest in accordance with rates negotiated with the bank from time to time. This facility is secured by iGATE Computer’s accounts receivables, and amounts outstanding are payable on demand to the bank upon breach of the terms and conditions of the credit facility letter. As of March 31, 2013, $10.4 million was unutilized under this line of credit facility and the amount utilized was availed in the form of a bank guarantee.

Term Loans

On April 3, 2012, Pan-Asia entered into an amended and restated credit agreement for a secured term loan facility with the lenders named therein and the DBS Bank LTD., Singapore, as administrative agent, in an aggregate principal U.S. Dollar equivalent of $265 million maturing on June 8, 2014. The borrowings under this facility carried an interest rate of LIBOR plus an applicable interest rate ranging from 280 basis points to 320 basis points and contained customary representations and warranties, events of default and affirmative and negative covenants. This facility is guaranteed by the Company and several of its 100% owned subsidiaries. This facility was undertaken to finance Pan-Asia’s purchase of the remaining publicly traded equity shares of iGATE Computer. As of March 31, 2013, Pan-Asia has borrowed $228.5 million in cash at a weighted average interest rate of 3.0% and received a bank guarantee of INR 1.5 billion or $28.1 million to fund the purchase of iGATE Computer’s shares and delisting related expenses. The bank guarantee expires on July 4, 2013. In connection with the term loan, the Company recorded an interest expense of $1.7 million for the three months ended March 31, 2013.

On August 29, 2012, iGATE Technologies Inc (“iTI”), borrowed $70 million from a bank to finance the purchase of iGATE Americas Inc (“iAI”). The loan matures on February 28, 2014, is repayable over a period of 18 months and currently carries an interest rate of LIBOR plus 280 basis points payable at the end of each interest period. The loan documents contain customary representations and warranties, events of default and affirmative and negative covenants, and the loan is guaranteed by the Company and several of its 100% owned subsidiaries. As of March 31, 2013, the interest rate was 3.0% and the Company recorded an interest expense for $0.5 million for the three months ended March 31, 2013.

In connection with these term loans, the Company incurred debt issuance costs of $5.7 million of which $3.4 million is accounted for as part of prepaid expenses and other current assets and $0.4 million as part of deposits and other assets. These costs are being amortized to interest expense over the respective term of the loans using the effective interest method. The amount amortized was $0.9 million for the three months ended March 31, 2013.

As of March 31, 2013, the Company was in compliance with all covenants associated with the aforementioned borrowings.

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

7.	Senior notes

On April 29, 2011, the Company sold $770 million of 9.0% senior notes due May 1, 2016 (the “Notes”) through a private placement transaction exempt from the registration requirements of the Securities Act of 1933, pursuant to an Indenture (the “Indenture”) by and among the Company, iTI., and the trustee, as supplemented by the Supplemental Indenture dated as of May 12, 2011, by and among the Company, iTI., iGATE Holding Corporation, iGATE Inc. and the trustee. The interest is payable semiannually in cash in arrears on May 1 and November 1 of each year, beginning on November 1, 2011. The Notes are senior unsecured obligations of the Company, guaranteed by the Company’s domestic 100% owned subsidiaries, as identified in Note 19, with exceptions considered customary for such guarantees under which a subsidiary’s guarantee would terminate. In accordance with the terms of the second supplemental indenture dated September 30, 2012, iAI, a 100% owned domestic subsidiary of iTI, was included as a guarantor to the senior notes with effect from September 1, 2012. Subsequently on December 31, 2012, as part of an integration process, iAI along with PTS, were merged into iTI.

The terms of the Indenture governing the Notes, among other things, limits the ability of the Company and its restricted subsidiaries to (i) incur additional indebtedness or issue certain preferred stock; (ii) pay dividends on, or make distributions in respect of, their capital stock or repurchase their capital stock; (iii) make certain investments or other restricted payments; (iv) sell certain assets; (v) create liens or use assets as security in other transactions; (vi) merge, consolidate or transfer or dispose of substantially all of their assets; and (vii) engage in certain transactions with affiliates. These covenants are subject to a number of important limitations and exceptions that are described in the Indenture. The Indenture also contains certain financial covenants relating to Consolidated Priority Debt Leverage Ratio and a Fixed Charge Coverage Ratio that the Company must comply with, when any of the above events occur. As of March 31, 2013, no such events have occurred.

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

As of March 31, 2013, the amortizable debt issuance cost was $22.5 million, of which $6.6 million is accounted for as part of prepaid expenses and other current assets and $15.9 million as part of deposits and other assets. These costs are being amortized to interest expense over the balance period of approximately three and half years using the effective interest method. The amount amortized for the three months ended March 31, 2013 and 2012 was $1.5 and $1.4 million, respectively. Interest expense (including amortized debt issue costs) for the three months ended March 31, 2013 and 2012 was $18.8 million each, respectively.

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

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

The Company uses the estimated annual effective tax rate method in computing its interim tax provision. Certain items, including those deemed to be unusual, infrequent or that cannot be reliably estimated, are excluded from the estimated annual effective tax rate. In these cases, the actual tax expense or benefit applicable to those items is treated discretely, and is reported in the same period as the related item. The Company’s effective tax rate was 30.1% and 27.6% for the three months ended March 31, 2013 and March 31, 2012 respectively.

The difference in the effective tax rate as compared to the U.S. statutory rate of 35.0% is primarily attributable to the tax holiday benefits enjoyed by the Company.

Under the Indian Income-tax Act, 1961, iGATE Global and iGATE Computer are eligible to claim an income tax holiday on profits derived from the export of software services from divisions registered under Special Economic Zones (“SEZs”) arrangements. Profits derived from the export of software services from these divisions registered under the SEZ scheme are eligible for a 100% tax holiday during the initial five consecutive assessment years followed by 50% for the subsequent ten consecutive assessment years from the date of commencement of operations by the respective SEZ. For the three months ended March 31, 2013, and 2012 the tax holiday benefits were $2.3 million, each when calculated at the statutory U.S. rate. This SEZ tax holiday will begin to expire from March 2023.

There has been no material movements in the ASC 740-10 reserves during the quarter.

The Company recognizes interest and penalties related to uncertain tax positions in other income. As of March 31, 2013, the Company had $1.0 million of accrued interest related to uncertain tax positions.

As of March 31, 2013, the Company had $22.1 million of gross unrecognized tax benefits of which $17.6 million (net unrecognized benefits) would affect the effective tax rate, if recognized. Although it is difficult to anticipate the final outcome on timing of resolution of any particular uncertain tax position, the Company believes that the total amount of unrecognized tax benefits will be decreased by approximately $7.2 million during the next twelve (12) months due to the expiration of the statute of limitations.

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

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

MARCH 31, 2013

Earnings per share for the common stock, unvested restricted stock and Series B Preferred Stock under the two class method are presented below (dollars and shares in thousands, except per share data):

		Three Months Ended March 31,
		2013	2012
Net income attributable to iGATE common shareholders		$27,145	$16,975
Add: Dividend on Series B Preferred Stock		7,500	6,999

		$34,645	$23,974
Less: Dividends paid on
Series B Preferred Stock	[A]	$7,500	$6,999

Undistributed Income		$27,145	$16,975

Allocation of Undistributed Income :
Common stock	[B]	$20,338	$12,917
Unvested restricted stock	[C]	8	43
Series B Preferred Stock	[D]	6,799	4,015

		$27,145	$16,975

Shares outstanding for allocation of undistributed income:

Common stock		57,270	56,924
Unvested restricted stock		23	188
Series B Preferred Stock		19,147	17,692

		76,440	74,804

Weighted average shares outstanding:
Common stock	[E]	57,262	56,813
Unvested restricted stock	[F]	23	193
Participating preferred stock	[G]	19,147	17,692

		76,432	74,698

Weighted average common stock outstanding		57,262	56,813
Dilutive effect of stock options and restricted shares outstanding		1,741	1,671

Dilutive weighted average shares outstanding	[H]	59,003	58,484

Distributed earnings per share:
Series B Preferred Stock	[I=A/G]	$0.39	$0.40
Undistributed earnings per share:
Common stock	[J=B/E]	$0.36	$0.23
Unvested restricted stock	[K=C/F]	$0.36	$0.23
Series B Preferred Stock	[L=D/G]	$0.36	$0.23
Basic earnings per share from operations:
Common stock	[J]	$0.36	$0.23
Unvested restricted stock	[K]	$0.36	$0.23
Series B Preferred Stock	[I+L]	$0.75	$0.63
Diluted earnings per share from operations	[[B+C]/H]	$0.34	$0.22

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

The number of outstanding options to purchase common shares for which the option exercise prices exceeded the average market price of the common shares aggregated 0.7 million and 0.4 million shares for the three months ended March 31, 2013 and March 31, 2012, respectively. These options were excluded from the computation of diluted earnings per share under the treasury stock method. The number of shares of outstanding Series B Preferred Stock for which the earnings per share exceeded the earnings per share of common stock aggregated to 19.1 million and 17.7 million shares for the three months ended March 31, 2013 and 2012, respectively. These shares were excluded from the computation of diluted earnings per share as they were anti-dilutive.

10.	Investments

Short term investments comprise the following (in thousands):

	As of March 31, 2013
	Carrying Value	Unrealized Gain (Loss)	Fair Value
Mutual Funds
Liquid mutual funds	$489,264	$7,117	$496,381
Fixed maturity plan funds	3,685	392	4,077
Certificate of deposits with banks and others	9	0	9

	$492,958	$7,509	$500,467

	As of December 31, 2012
	Carrying Value	Unrealized Gain (Loss)	Fair Value
Mutual Funds
Liquid mutual funds	$458,310	$8,158	$466,468
Fixed maturity plan funds	3,637	315	3,952
Certificate of deposits with banks and others	37,158	3,238	40,396

	$499,105	$11,711	$510,816

Contractual maturities of short-term and other investments in available for sale securities as of March 31, 2013 was as follows (in thousands):

As of March 31, 2013

Due within one year	$500,467

Realized gains and losses on the cost of securities sold or disposed is determined on First in First out (“FIFO”) method.

The proceeds from maturities and sales of available for sale securities amounted to $627.4 million and $524.6 million for the three months ended March 31, 2013 and 2012, respectively.

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

Dividends from available for sale securities and gross realized gains and losses on sale of available for sale securities are as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Dividends	$0	$5,361
Gross realized gains	15,277	2,495
Gross realized losses	0	(665)

	$15,277	$7,191

The changes in the gross unrealized gain on marketable securities carrying value for the three months ended March 31, 2013 and 2012 are as follows (in thousands):

	Three months ended March 31,
	2013	2012
Unrealized gain on marketable securities at the beginning of the period	$11,711	$2,926
Reclassification of gain into earnings on maturity	(15,277)	(1,830)
Net unrealized gain/ (loss) due to changes in the fair value	11,075	2,189

Unrealized gain on marketable securities at the end of the period	$7,509	$3,285

11.	Accumulated Other Comprehensive Loss

The following table summarizes the reclassifications out of accumulated other comprehensive income:

Accumulated Other Comprehensive Income - Components	Amount reclassified from Accumulated Other Comprehensive Income		Line item in Statement of Income
	Three months ended March 31, 2013	Year ended December 31, 2012
Unrealized gain on marketable securities	$15,277	$20,764	Other Income, net
Unrealized gain (loss) on cash flow hedges	$2,037	$(31,341)	Foreign exchange gain, net
Actuarial gain (loss) relating to defined benefit plan	$(26)	$23	Cost of Revenue

The following table summarizes the tax benefit (expense) on the reclassifications out of accumulated other comprehensive income:

	Three months ended March 31, 2013	Three months ended March 31, 2012
Tax expense on gains on marketable securities reclassified into earnings	$4,122	$524
Tax expense (benefit) on gains (losses) on cash flow hedges reclassified into earnings	$541	$(1,691)
Tax expense (benefit) on gains (losses) on defined benefit plan reclassified into earnings	$(7)	$3

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

The changes in the balances of accumulated other comprehensive income, by component are summarized as follows:

	Three Months Ended March 31, 2013
	Unrealized gain on Marketable securities	Unrealized gain (loss) on cash flow hedges	Actuarial gain (loss) relating to defined benefit plan	Foreign currency translation	Total
Beginning balance, before tax	$11,711	$629	$(192)	$(283,180)	$(271,032)
Amount of gain (loss) recognized in other comprehensive income	11,075	6,347	403	17,383	35,208
Less: Amounts of gain (loss) reclassified from accumulated other comprehensive income	15,277	2,037	(26)	0	17,288

Current-period other comprehensive income	(4,202)	4,310	429	17,383	17,920

Ending balance, before tax	7,509	4,939	237	(265,797)	(253,112)
Tax expense on the above (a)	(1,944)	(1,455)	(47)	0	(3,446)

Ending balance, net of tax (c)	$5,565	$3,484	$190	$(265,797)	$(256,558)

	Year Ended December 31, 2012
	Unrealized gain on Marketable securities	Unrealized gain (loss) on cash flow hedges	Actuarial gain (loss) relating to defined benefit plan	Foreign currency translation	Total
Beginning balance, before tax	$2,926	$(31,121)	$56	$(238,491)	$(266,630)
Amount of gain (loss) recognized in other comprehensive income	29,549	409	(225)	(44,689)	(14,956)
Less: Amounts of gain (loss) reclassified from accumulated other comprehensive income	20,764	(31,341)	23	0	(10,554)

Current-period other comprehensive income	8,785	31,750	(248)	(44,689)	(4,402)

Ending balance, before tax	11,711	629	(192)	(283,180)	(271,032)
Tax expense on the above (b)	(3,436)	(184)	69	0	(3,551)

Ending balance, net of tax (d)	$8,275	$445	$(123)	$(283,180)	$(274,583)

	Unrealized gain on Marketable securities	Unrealized gain (loss) on cash flow hedges	Actuarial gain (loss) relating to defined benefit plan	Foreign currency translation	Total
Tax movement for the three months ended March 31, 2013 (a) – (b)	$1,492	$(1,271)	$(116)	$0	$105
Other comprehensive income (loss) for the three months ended March 31, 2013 (c) – (d).	$(2,710)	$3,039	$313	$17,383	$18,025

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

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

In respect of foreign exchange derivative contracts designated as hedges, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. The Company evaluates hedge effectiveness at the time a contract is entered into as well as on an ongoing basis. If during this time, a contract is deemed ineffective, the change in the fair value is recorded in the consolidated statements of income and is included in foreign exchange gain (loss). In situations in which hedge accounting is discontinued and the foreign exchange derivative contract remains outstanding, the net derivative gain or loss continue to be reported in accumulated other comprehensive income unless it is probable that the forecasted transaction will not occur by the end of the originally specified time period (as documented at the inception of the hedging relationship) or within an additional two-month period of time thereafter.

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

The following table presents the aggregate contracted principal amounts of the Company’s foreign exchange derivative contracts:

OUTSTANDING HEDGE TRANSACTIONS QUALIFYING FOR HEDGE ACCOUNTING (in thousands)

	As of
	March 31, 2013	December 31, 2012
Foreign Exchange Forward Contracts USD	$148,000	$167,000
Foreign Exchange Forward Contracts CAD	$27,062	$30,663
Foreign Exchange Forward Contracts GBP	$3,025	$8,082

OUTSTANDING HEDGE TRANSACTIONS NOT QUALIFYING FOR HEDGE ACCOUNTING (in thousands)

	As of
	March 31, 2013	December 31, 2012
Foreign Exchange Option Contracts USD	$5,000	$5,000
Foreign Exchange Forward Contracts USD	$68,900	$64,150
Foreign Exchange Forward Contracts JPY	$0	$3
Foreign Exchange Forward Contracts GBP	$7,562	$8,566

The foreign exchange derivative contracts mature generally within twelve (12) months.

The effect of derivative instruments on the Condensed Consolidated Statements of Income for the quarter ended March 31, 2013 (in thousands):

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) recognized in OCI on Derivative	Location of Gain (Loss) reclassified from Accumulated OCI into Income	Amount of Gain (Loss) reclassified from Accumulated OCI into Income	Location of Gain (Loss) reclassified in Income on Derivative	Amount of Gain (Loss) reclassified in Income on Derivative
	(Effective Portion)	(Effective Portion)		(Ineffective Portion and amount excluded from effectiveness testing)
	March 31, 2013	March 31, 2013		March 31, 2013

Foreign Exchange Contracts	$6,347	Foreign exchange gain (loss), net	$2,037	Foreign exchange gain (loss), net	$799

*	Includes deferred gain on settled rollover derivatives amounting to $0.6 million for the three months ended March 31, 2013.

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

The effect of derivative instruments on the Condensed Consolidated Statements of Income for the quarter ended March 31, 2012 (in thousands):

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) recognized in OCI on Derivative	Location of Gain (Loss) reclassified from Accumulated OCI into Income	Amount of Gain (Loss) reclassified from Accumulated OCI into Income	Location of Gain (Loss) reclassified in Income on Derivative	Amount of Gain (Loss) reclassified in Income on Derivative
	(Effective Portion)	(Effective Portion)		(Ineffective Portion and amount excluded from effectiveness testing)
	March 31, 2012	March 31, 2012		March 31, 2012

Foreign Exchange Contracts	$11,674	Foreign exchange gain (loss), net	$(6,007)	Foreign exchange gain (loss), net	$(2,847)

Derivatives not designated as hedging instruments (dollars in thousands):

	Three months ended March 31,
	2013	2012

Statement of Income
Foreign exchange gain, net	$3,029	$7,981

These foreign exchange derivative contracts were entered into to hedge the fluctuations in foreign exchange rates for recognized balance sheet items such as inter-company and end customer receivables, and were not originally designated as hedges. Realized gains (losses) and changes in the fair value of these foreign exchange derivative contracts are recorded in foreign exchange gains (losses), net in the condensed consolidated statements of income.

Information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheets (in thousands):

Derivative Instruments – Foreign Exchange Derivative Contracts		March 31, 2013	December 31, 2012
Balance Sheet Location	Designated/ Not Designated	Fair Value	Fair Value
Current Assets	Designated	$4,133	$780
	Not Designated	$43	$2

Current liabilities	Designated	$36	$607
	Not Designated	$653	$6,909

The estimated net amount of existing gains, net of taxes, as of March 31, 2013 that is expected to be reclassified from accumulated other comprehensive income into earnings within the next 12 months is $3.5 million.

As of January 1, 2012, the Company discontinued designation of all dual purpose foreign exchange derivative contracts. As of March 31, 2013, there is no foreign exchange gain or loss continued in accumulated other comprehensive income in respect of such de-designated contracts as the forecasted transaction occurred during the year.

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

Certain foreign exchange derivative contracts of the Company are subject to master netting arrangements with its counterparties. However, the Company has elected to present the foreign exchange derivative assets and liabilities on a gross basis in its Condensed Consolidated Balance Sheets without offsetting its foreign exchange derivative assets and liabilities. As of March 31, 2013, the potential effect of rights of set off associated with the above foreign exchange derivative contracts would be an offset of net liabilities by $0.05 million, resulting in lower net foreign exchange derivative assets and foreign exchange derivative liabilities of $4.12 million and $0.63 million, respectively. As of December 31, 2012, the potential effect of rights of set off associated with the above foreign exchange derivative contracts would be an offset of net liabilities by $0.10 million, resulting in lower net foreign exchange derivative assets and foreign exchange derivative liabilities of $0.68 million and $7.41 million, respectively.

The Company mitigates the credit risk of these foreign exchange derivative contracts by transacting with highly rated counterparties in India which are major banks. As of March 31, 2013, the Company has evaluated the credit and non-performance risks associated with the counterparties and believes that the impact of the credit risk associated with the outstanding derivatives was insignificant.

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

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

Investments and Foreign exchange derivative contracts, as disclosed in Note 10 and 12, which are measured at fair value are summarized below (in thousands):

		Fair Value measurement at reporting date using
Description	March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets

Current Assets:
Short term investments:
a) Liquid mutual fund units	$496,381	$496,381	$0	$0
b) Fixed maturity fund units	4,077	0	4,077	0
c) Certificate of Deposits with banks and others	9	0	9	0
Foreign exchange derivative contracts	4,176	0	4,176	0

Total current assets	$504,643	$496,381	$8,262	$0

Liabilities

Current Liabilities:
Foreign exchange derivative contracts	$689	$0	$689	$0

Total current liabilities	$689	$0	$689	$0

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

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

14. Employee Benefits

Defined Contribution Plan

The Company’s eligible employees in India participate in the Employees’ Provident Fund (the “Provident Fund”), which is a defined contribution plan. The employee and the Company make monthly contributions of a specified percentage of salary to the Provident Fund, which is administered by the prescribed authority in India. The aggregate contributions along with interest thereon can be withdrawn on retirement, death, incapacitation or termination of employment. The Company’s contribution to the Provident Fund for the three months ended March 31, 2013 and 2012 was $2.1 million each.

401(k) Plan

Eligible United States employees of the Company participate in an employee retirement savings plan (the “Plan”) under Section 401(k) of the United States Internal Revenue Code. The Plan allows for employees to defer a portion of their annual earnings on a pre-tax basis through voluntary contributions to the Plan. The Plan does not provide for any Company matching.

Defined Benefit Plan

The Company provides for gratuity, a defined benefit retirement plan covering eligible employees in India. The plan provides a lump sum payment to the vested employees at retirement, death, incapacitation or termination of employment, subject to a specified period of service based on the respective employee’s salary. Liabilities with regard to the plan are determined by actuarial valuation.

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

The following table sets forth the net periodic cost recognized by the Company in respect of the Plan (in thousands):

	Three Months Ended March 31,
	2013	2012
Net periodic plan cost
Service cost	$798	$633
Interest cost	331	296
Expected return on plan asset	(235)	(213)
Recognized net actuarial gain	(8)	(10)

Net periodic plan cost for the period	$886	$706

Other Pension Benefits

One of the founder directors of iGATE Computer is entitled to receive pension benefits upon retirement or on termination from employment at the rate of 50% of his last drawn monthly salary. The payment of pension will start when he reaches the age of 65. The Company has invested in a plan with Life insurance Corporation of India which will mature at the time this founder director reaches the age of 65. Since the Company is obligated to fund the shortfall, if any, between the annuity payable and the value of the plan asset, the pension liability is actuarially valued at each balance sheet date.

15. Share-based compensation

During the three months ended March 31, 2013 and 2012, the Company granted 44,000 and 40,000 options, respectively. During the three months ended March 31, 2013 and 2012, the Company granted 121,617 and 45,000 stock awards, respectively.

Share-based compensation expense recorded in income from operations during the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Share-based compensation recorded in
Cost of revenues	$1,337	$691
Selling, general and administrative expense	1,788	2,121

Total share-based compensation expense	$3,125	$2,812

During the three months ended March 31, 2013 and 2012, the Company issued 0.3 million and 0.2 million shares, respectively, upon exercise of stock options and awards.

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

16.	Other income

Components of other income for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Investment income	$15,277	$6,640
Interest Income	1,704	872
Loss on sale of fixed assets	(26)	(38)
Other	325	90

Other income, net	$17,280	$7,564

17.	Concentration of revenues

The following is a concentration of revenues greater than 10% by customer for the periods shown:

	Three Months Ended March 31,
	2013	2012
General Electric Company	13%	12%
Royal Bank of Canada	12%	10%

18.	Segment Information

Following the delisting of iGATE Computer from the Indian Stock Exchanges in May 2012, the Company’s Chief Executive Officer, who is the chief decision making officer, determined that the business will be operated and managed as a single segment. As a result, the prior year segment information is no longer presented.

19.	Guarantor Subsidiaries – Supplemental condensed consolidating financial information

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

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

Condensed consolidating financial information for the Company and the Guarantors are as follows (in thousands):

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2013

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$0	$10,192	$84,654	$0	$94,846
Restricted cash	0	0	20	0	20
Short-term investments	0	0	500,467	0	500,467
Accounts receivable, net	0	78,831	80,584	(10,815)	148,600
Unbilled revenues	0	48,190	46,687	(929)	93,948
Prepaid expenses and other current assets	6,576	6,277	26,411	0	39,264
Prepaid income taxes	0	7,229	916	0	8,145
Deferred tax assets	0	5,349	9,732	0	15,081
Foreign exchange derivative contracts	0	0	4,176	0	4,176
Receivable from group companies	25,511	2,459	0	(27,970)	0

Total current assets	32,087	158,527	753,647	(39,714)	904,547
Investment in subsidiaries	460,955	1,054,953	0	(1,515,908)	0
Inter-corporate loan	770,000	0	0	(770,000)	0
Deposits and other assets	15,915	1,035	6,340	0	23,290
Prepaid income taxes	0	793	31,474	0	32,267
Property and equipment, net	0	1,802	168,272	0	170,074
Leasehold land	0	0	87,934	0	87,934
Deferred tax assets	0	16,066	11,742	0	27,808
Goodwill	0	1,026	498,605	0	499,631
Intangible assets, net	0	186	142,907	0	143,093

Total assets	$1,278,957	$1,234,388	$1,700,921	$(2,325,622)	$1,888,644

LIABILITIES, REDEEMABLE NON CONTROLLING INTEREST, PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$0	$72,728	$28,468	$(88,771)	$12,425
Line of credit	0	0	47,000	0	47,000
Term loans	0	70,000	0	0	70,000
Accrued payroll and related costs	0	13,693	31,873	0	45,566
Other accrued liabilities	28,875	22,760	37,539	0	89,174
Accrued income taxes	0	5,329	1,642	0	6,971
Foreign exchange derivative contracts	0	0	689	0	689
Deferred revenue	0	3,362	10,021	0	13,383
Payable to group companies	0	16,679	(68,195)	51,516	0

Total current liabilities	28,875	204,551	89,037	(37,255)	285,208
Other long-term liabilities	0	0	5,297	(2,459)	2,838
Senior notes	770,000	0	0	0	770,000
Term loans	0	0	228,500	0	228,500
Accrued income taxes	0	650	16,623	0	17,273
Intercompany loan	0	770,000	0	(770,000)	0
Deferred tax liabilities	0	0	54,656	0	54,656

Total liabilities	798,875	975,201	394,113	(809,714)	1,358,475

Redeemable non controlling interest	0	0	27,320	0	27,320
Series B Preferred stock	386,089	0	0	0	386,089
iGATE Corporation shareholders’ equity:
Common shares	588	330,000	52,989	(382,989)	588
Common shares held in treasury, at cost	(14,714)	0	0	0	(14,714)
Additional paid-in capital	202,969	6,209	1,113,165	(1,132,919)	189,424
Retained earnings	(94,850)	(77,118)	369,988	0	198,020
Accumulated other comprehensive loss	0	96	(256,654)	0	(256,558)

Total iGATE Corporation shareholder’s equity	93,993	259,187	1,279,488	(1,515,908)	116,760
Total liabilities, redeemable non controlling interest, preferred stock and shareholders’ equity	$1,278,957	$1,234,388	$1,700,921	$(2,325,622)	$1,888,644

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2012

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$0	$14,365	$80,790	$0	$95,155
Restricted cash	0	0	3,072	0	3,072
Short-term investments	0	0	510,816	0	510,816
Accounts receivable, net	0	75,253	95,936	(8,854)	162,335
Unbilled revenues	0	32,221	42,374	(1,694)	72,901
Prepaid expenses and other current assets	6,418	3,958	21,334	0	31,710
Prepaid income taxes	0	7,228	1,313	0	8,541
Deferred tax assets	0	7,240	7,415	0	14,655
Foreign exchange derivative contracts	0	0	782	0	782
Receivable from group companies	26,802	2,303	0	(29,105)	0

Total current assets	33,220	142,568	763,832	(39,653)	899,967
Investment in subsidiaries	438,669	1,071,565	0	(1,510,234)	0
Inter-corporate loan	770,000	0	0	(770,000)	0
Deposits and other assets	17,594	1,064	6,714	0	25,372
Prepaid income taxes	0	794	27,557	0	28,351
Property and equipment, net	0	1,945	165,307	0	167,252
Leasehold land	0	0	86,933	0	86,933
Deferred tax assets	0	14,175	16,460	0	30,635
Goodwill	0	1,026	492,115	0	493,141
Intangible assets, net	0	225	144,203	0	144,428

Total assets	$1,259,483	$1,233,362	$1,703,121	$(2,319,887)	$1,876,079

LIABILITIES, REDEEMABLE NON CONTROLLING INTEREST, PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$0	$24,404	$2,552	$(19,157)	$7,799
Line of credit	0	25,000	52,000	0	77,000
Term loans	0	35,000	0	0	35,000
Accrued payroll and related costs	0	16,937	37,865	0	54,802
Other accrued liabilities	11,550	25,239	42,219	0	79,008
Accrued income taxes	0	5,509	3,625	0	9,134
Foreign exchange derivative contracts	0	0	7,516	0	7,516
Deferred revenue	0	5,809	12,081	0	17,890
Payable to group companies	0	18,193	0	(18,193)	0

Total current liabilities	11,550	156,091	157,858	(37,350)	288,149
Other long-term liabilities	0	0	5,568	(2,303)	3,265
Senior notes	770,000	0	0	0	770,000
Term loans	0	35,000	228,500	0	263,500
Foreign exchange derivative contracts	0	0	0	0	0
Accrued income taxes	0	650	16,622	0	17,272
Intercompany loan	0	770,000	0	(770,000)	0
Deferred tax liabilities	0	0	55,494	0	55,494

Total liabilities	781,550	961,741	464,042	(809,653)	1,397,680

Redeemable non controlling interest	0	0	32,422	0	32,422
Series B Preferred stock	378,474	0	0	0	378,474
iGATE Corporation shareholders’ equity:
Common shares	585	330,000	52,989	(382,989)	585
Common shares held in treasury, at cost	(14,714)	0	0	0	(14,714)
Additional paid-in capital	199,302	794	1,112,489	(1,127,245)	185,340
Retained earnings	(85,714)	(59,270)	315,859	0	170,875
Accumulated other comprehensive loss	0	97	(274,680)	0	(274,583)

Total iGATE Corporation shareholder’s equity	99,459	271,621	1,206,657	(1,510,234)	67,503
Total liabilities, redeemable non controlling interest, preferred stock and shareholders’ equity	$1,259,483	$1,233,362	$1,703,121	$(2,319,887)	$1,876,079

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THREE MONTHS ENDED MARCH 31, 2013

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues	$0	$157,177	$179,087	$(61,346)	$274,918
Cost of revenues (exclusive of depreciation and amortization)	0	115,084	116,501	(61,346)	170,239

Gross margin	0	42,093	62,586	0	104,679
Selling, general and administrative expense	0	15,283	27,509	0	42,792
Depreciation and amortization	0	327	8,944	0	9,271

Income from operations	0	26,483	26,133	0	52,616
Interest expense	(18,846)	(1,072)	(2,739)	0	(22,657)
Foreign exchange gain (loss), net	0	(128)	2,609	0	2,481
Other income (expense), net	17,325	(17,449)	17,404	0	17,280

Income before income taxes	(1,521)	7,834	43,407	0	49,720
Income tax expense	0	3,656	11,304	0	14,960

Net income (loss)	(1,521)	4,178	32,103	0	34,760
Non controlling interest	0	0	0	0	0

Net income (loss) attributable to iGATE Corporation	(1,521)	4,178	32,103	0	34,760
Accretion to preferred stock	115	0	0	0	115
Preferred dividend	7,500	0	0	0	7,500

Net income (loss) attributable to iGATE common shareholders	$(9,136)	$4,178	$32,103	$0	$27,145

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THREE MONTHS ENDED MARCH 31, 2012

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues	$0	$43,104	$244,711	$(24,550)	$263,265
Cost of revenues (exclusive of depreciation and amortization)	0	26,448	155,531	(24,550)	157,429

Gross margin	0	16,656	89,180	0	105,836
Selling, general and administrative expense	0	(27)	42,764	(316)	42,421
Depreciation and amortization	0	44	15,241	0	15,285

Income from operations	0	16,639	31,175	316	48,130
Interest expense	(18,684)	(40)	(399)	0	(19,123)
Foreign exchange (loss)/ gain, net	0	(4)	2,840	0	2,836
Other income (expense), net	17,325	(17,325)	7,880	(316)	7,564

Income (loss) before income taxes	(1,359)	(730)	41,496	0	39,407
Income tax (benefit) expense	0	(1,472)	12,335	0	10,863

Net income (loss)	(1,359)	742	29,161	0	28,544
Non controlling interest	0	0	4,476	0	4,476

Net income (loss) attributable to iGATE Corporation	(1,359)	742	24,685	0	24,068
Accretion to preferred stock	94	0	0	0	94
Preferred dividend	6,999	0	0	0	6,999

Net income (loss) attributable to iGATE common shareholders	$(8,452)	$742	$24,685	$0	$16,975

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THREE MONTHS ENDED MARCH 31, 2013

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net Income (loss) attributable to iGATE common shareholders	$(9,136)	$4,178	$32,103	$0	$27,145
Add: Non controlling interest	0	0	0	0	0
Other comprehensive income:
Change in fair value on marketable securities	0	0	(2,710)	0	(2,710)
Unrecognized actuarial gain on pension liability	0	0	313	0	313
Change in fair value of cash flow hedges	0	0	3,039	0	3,039
Gain on foreign currency translation	0	0	17,383	0	17,383

Total comprehensive income (loss)	(9,136)	4,178	50,128	0	45,170
Less: Total comprehensive income attributable to non controlling interest	0	0	0	0	0

Total comprehensive income (loss) attributable to iGATE common shareholders	$(9,136)	$4,178	$50,128	$0	$45,170

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THREE MONTHS ENDED MARCH 31, 2012

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net Income (loss) attributable to iGATE common shareholders	$(8,452)	$742	$24,685	$0	$16,975
Add: Non controlling interest	0	0	4,476	0	4,476
Other comprehensive income:
Change in fair value on marketable securities	0	0	(63)	0	(63)
Unrecognized actuarial gain on pension liability	0	0	47	0	47
Change in fair value of cash flow hedges	0	0	12,454	0	12,454
Gain on foreign currency translation	0	0	57,686	0	57,686

Total comprehensive income (loss)	(8,452)	742	99,285	0	91,575
Less: Total comprehensive income attributable to non controlling interest	0	0	14,751	0	14,751

Total comprehensive income (loss) attributable to iGATE common shareholders	$(8,452)	$742	$84,534	$0	$76,824

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THREE MONTHS ENDED MARCH 31, 2013

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net income (loss)	$(1,521)	$4,178	$32,103	$0	$34,760
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	0	327	8,944	0	9,271
Stock based compensation	0	1,076	2,049	0	3,125
Realized gain on investments	0	0	(15,277)	0	(15,277)
Deferred gain on settled derivatives	0	0	37	0	37
Provision (recovery) for doubtful debts	0	0	(61)	0	(61)
Deferred income taxes	0	0	(2,161)	0	(2,161)
Amortization of debt issuance costs	1,521	157	721	0	2,399
Loss on sale of property and equipment	0	0	26	0	26
Loss on sale of investment in affiliate	0	0	0	0	0
Deferred rent	0	0	(52)	0	(52)
Excess tax benefits related to stock option exercises	0	(387)	0	0	(387)
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenues	0	(19,508)	10,408	0	(9,100)
Inter-corporate current account	(21,382)	(22,599)	43,981	0	0
Prepaid expenses and other assets	0	(2,430)	(4,157)	0	(6,587)
Accounts payable	0	67,475	(62,538)	0	4,937
Accrued and other liabilities	17,325	(3,593)	(15,975)	0	(2,243)
Deferred revenue	0	(2,632)	(2,763)	0	(5,395)

Net cash flows (used in) provided by operating activities	(4,057)	22,064	(4,715)	0	13,292

Cash Flows From Investing Activities:
Purchase of property and equipment	0	(145)	(6,211)	0	(6,356)
Proceeds from sale of property and equipment	0	0	43	0	43
Purchase of available-for-sale investments	0	0	(599,984)	0	(599,984)
Proceeds from maturities and sale of available-for-sale investments	0	0	627,387	0	627,387
Restricted cash			3,052		3,052
Receipts from (payments for) lease deposits	0	(17)	318	0	301
Investment in subsidiaries	0	7,127	(7,127)	0	0
Purchase of non-controlling interests	0	0	(5,370)	0	(5,370)

Net cash flows provided by (used in) investing activities	0	6,965	12,108	0	19,073

Cash Flows From Financing Activities:
Payments on capital lease obligations	0	0	(200)	0	(200)
Proceeds from (payment of) line of credit and term loans	0	(25,000)	(5,000)	0	(30,000)
Payment of debt related costs	0	0	(2,394)	0	(2,394)
Proceeds from exercise of subsidiary stock options	3,670	(8,202)	4,690	0	158
Proceeds from exercise of stock options	0	0	216	0	216
Excess tax benefits related to stock option exercises	387	0	0	0	387

Net cash flows provided by ( used in) financing activities	4,057	(33,202)	(2,688)	0	(31,833)

Effect of exchange rate changes	0	0	(841)	0	(841)

Net change in cash and cash equivalents	0	(4,173)	3,864	0	(309)
Cash and cash equivalents, beginning of period	0	14,365	80,790	0	95,155

Cash and cash equivalents, end of period	$0	$10,192	$84,654	$0	$94,846

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THREE MONTHS ENDED MARCH 31, 2012

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net income (loss)	$(1,359)	$742	$29,161	$0	$28,544
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	0	44	15,241	0	15,285
Stock based compensation	0	978	1,834	0	2,812
Realized gain on investments	0	0	(1,830)	0	(1,830)
Deferred gain on settled derivatives	0	0	12,572	0	12,572
Provision (recovery) for doubtful debts	0	52	246	0	298
Deferred income taxes	0	0	(5,491)	0	(5,491)
Amortization of debt issuance costs	0	0	1,359	0	1,359
Loss on sale of property and equipment	0	0	38	0	38
Loss on sale of investment in affiliate	0	0	551	0	551
Deferred rent	0	0	(15)	0	(15)
Excess tax benefits related to stock option exercises	0	0	0	0	0
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenues	0	(19,929)	(10,352)	0	(30,281)
Inter-corporate current account	(21,263)	32,328	(11,065)	0	0
Prepaid expenses and other assets	1,360	(183)	(8,993)	0	(7,816)
Accounts payable	0	418	11,853	0	12,271
Accrued and other liabilities	17,334	(7,141)	(9,382)	0	811
Deferred revenue	0	(344)	(5,508)	0	(5,852)

Net cash flows (used in) provided by operating activities	(3,928)	6,965	20,219	0	23,256

Cash Flows From Investing Activities:
Purchase of property and equipment	0	0	(4,991)	0	(4,991)
Proceeds from sale of property and equipment	0	0	3	0	3
Purchase of available-for-sale investments	0	0	(547,895)	0	(547,895)
Proceeds from maturities and sale of available-for-sale investments	0	0	524,607	0	524,607
Restricted cash	0	0	0	0	0
Payments for lease deposits	0	(691)	(9)	0	(700)
Investment in subsidiaries	0	0	0	0	0
Purchase of non-controlling interests	0	0	0	0	0

Net cash flows provided by (used in) investing activities	0	(691)	(28,285)	0	(28,976)

Cash Flows From Financing Activities:
Payments on capital lease obligations	0	0	(82)	0	(82)
Proceeds from (payment of) line of credit and term loans	0	0	5,500	0	5,500
Payment of debt related costs	0	0	0	0	0
Proceeds from exercise of subsidiary stock options	0	0	0	0	0
Proceeds from exercise of stock options	3,928	(979)	1,376	0	4,325
Excess tax benefits related to stock option exercises	0	0	0	0	0

Net cash flows provided by ( used in) financing activities	3,928	(979)	6,794	0	9,743

Effect of exchange rate changes	0	0	1,271	0	1,271

Net change in cash and cash equivalents	0	5,295	(1)	0	5,294
Cash and cash equivalents, beginning of period	0	7,384	68,056	0	75,440

Cash and cash equivalents, end of period	$0	$12,679	$68,055	$0	$80,734

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

20.	Commitments and contingencies

Capital commitments

As of March 31, 2013, the Company has open purchase orders totaling $59.1 million towards construction of new facilities and purchase of property and equipment.

Bank guarantees

As of March 31, 2013, guarantees and letters of credit provided by banks on behalf of the Company’s subsidiaries, to customs authorities and vendors for capital procurements amounted to $2.3 million. These guarantees and letters of credit have a remaining term of approximately one to four years.

The Company also took a bank guarantee of $28.1 million to purchase the remaining shares of iGATE Computer (See Note 6).

Other commitments

The Company’s business process delivery centers in India are 100% Export Oriented units or Software Technology Parks (“STP”) and SEZs under the STP and SEZ guidelines issued by the Government of India. These units are exempted from customs, central excise duties, and levies on imported and indigenous capital goods, stores, and spares. The Company has executed legal undertakings to pay custom duties, central excise duties, levies, and liquidated damages payable, if any, in respect of imported and indigenous capital goods, stores, and spares consumed duty free, in the event that certain terms and conditions are not fulfilled.

The Company has entered into a service agreement with a customer that provides such customer the option, exercisable at any time by providing 60 days’ notice to the Company to acquire an equity stake of up to 7.00% of the Company’s outstanding voting shares at fair market value. The fair market value is the volume weighted average trading price of the Company’s shares on the NASDAQ Market for five consecutive trading days immediately before the date on which the customer delivers its notice under the option. The option does not restrict the customer in any way from buying the Company’s shares in the open market. The service agreement also requires the Company to register the shares upon exercise of the option by the customer and there are no events or circumstances that would require the Company to transfer consideration under the agreement.

Contingencies

Income Taxes

As of March 31, 2013, the Company has open tax demands of $132.7 million for relevant assessment years 2004-05, 2005-06, 2006-07, 2007-08, 2008-09 and 2009-10. The assessment orders demand is raised mainly on account of disallowance of certain benefits under section 10A of the Indian Income Tax Act and transfer pricing adjustment on account of interest on delayed recoveries from associated enterprises. Although, the Company has paid an amount of $14.16 million in relation to these demands, which are pending at various levels of appeals, management considers these disallowances as not tenable against the Company, and therefore no provision for tax contingencies has been established related to unpaid amounts.

The Company is involved in lawsuits and claims which arise in the ordinary course of business. Management believes that the ultimate outcome of these matters will not have a material adverse impact on its financial position, results of operations and cash flows.

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

21.	Recently Issued Accounting Pronouncements

None

22.	Recently Adopted Accounting Pronouncements

In December 2011, the FASB issued an ASU No. 2011-11– “Disclosure about Offsetting Assets and Liabilities”, which was further amended as ASU No. 2013-01-“Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities”, which further clarified the scope of the offsetting disclosures. The ASU requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of GAAP and those entities that prepare their financial statements on the basis of IFRS. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. The ASU is effective for annual and interim period for fiscal years beginning on or after January 1, 2013. Although the Company’s foreign exchange derivative contracts are subject to master netting arrangement, the Company’s management has adopted gross presentation of financial assets and liabilities on the face of the financial statements, hence other than the additional disclosure requirements, the adoption of these changes have no impact on the Consolidated Financial Statements.

In February 2013, the FASB issued an ASU No. 2013-02– “Comprehensive Income – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”, which requires entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account instead of directly to income or expense in the same reporting period. The ASU is effective for annual and interim period for fiscal years beginning on or after December 15, 2012. In 2013, the Company has opted to present tables summarizing reclassifications out of accumulated other comprehensive income and balances of accumulated other comprehensive income, by component.

23.	Subsequent Events

The Company has evaluated subsequent events through the date of filing the financial statements and no events have occurred from the balance sheet date that would impact the Consolidated Financial Statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the statements in this Form 10-Q contain statements that are not historical facts and that constitute “forward-looking statements” within the meaning of such term under the Private Securities Litigation Reform Act of 1995. These forward-looking statements include our financial growth and liquidity projections as well as statements concerning our plans, strategies, intentions and beliefs concerning our business, cash flows, costs and the markets in which we operate. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify certain forward-looking statements. These forward-looking statements are based on information currently available to us, and we assume no obligation to update these statements as circumstances change. There are risks and uncertainties that could cause actual events to differ materially from these forward-looking statements. While we cannot predict all of the risks and uncertainties, they include, but are not limited to, our ability to predict our financial performance, the level of market demand for our services, the highly-competitive market for the types of services that we offer, the impact of competitive factors on profit margins, market conditions that could cause our customers to reduce their spending for our services, our ability to create, acquire and build new businesses and grow our existing businesses, our ability to attract and retain qualified personnel, our ability to reduce costs and conserve cash, currency fluctuations and market conditions in India and elsewhere around the world, changes in generally accepted accounting principles and/or their interpretation and other risks that are described in more detail in our filings with the Securities and Exchange Commission, including our Form 10-K (“Form 10-K”) for the year ended December 31, 2012.

Unless otherwise indicated or the context otherwise requires, all references in this report to “iGATE”, the “Company”, “us”, “our”, or “we” are to iGATE Corporation, a Pennsylvania corporation, and its consolidated subsidiaries. Unless otherwise indicated or the context otherwise requires, all references in this report to “iGATE Computer” are to iGATE Computer Systems Limited, a majority-owned subsidiary of iGATE. iGATE Corporation, through its operating subsidiaries, is a worldwide provider of Information Technology (“IT”) and IT-enabled operations, and provides offshore outsourcing services to large and medium-sized organizations. These services include application management and development, verification and validation, enterprise application solutions like enterprise resource planning package implementation and integration services, business intelligence and data warehousing, technology consulting, infrastructure management and cloud computing services, IT consulting and governance, customized learning solutions, embedded systems development and engineering design services.

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

Business Overview

We are a worldwide outsourcing provider of integrated end-to-end offshore centric information technology (“IT”) and IT-enabled operations solutions and services. We deliver a comprehensive range of IT services through globally integrated onsite and offshore delivery locations primarily in India. We offer our services to customers through industry focused practices, including insurance, healthcare and life sciences, manufacturing, retail and logistics, banking and financial services, communications, energy and utilities, product and engineering solutions, government solutions and media and entertainment and through technology focused practices. IT services include application development, application management, verification and validation, enterprise application solutions, business intelligence and data warehousing, packaged software implementation, infrastructure management services, cloud computing services, embedded systems development, engineering design services, IT consulting, IT governance and customized learning solutions. IT-enabled services include business process outsourcing (“BPO”) transaction processing services and customer interaction services.

We provide full-spectrum consulting, technology and BPO, and product engineering services. We also offer Integrated Technology and Operations (“iTOPS”) solutions that integrate IT outsourcing and IT-enabled operations, provides offshore outsourcing solutions and services seamlessly. In an increasingly fragmented and intensely competitive marketplace, we look to disrupt traditional billing models, like the existing “time-and-material” model used by a majority of our competitors in favor of a more “client-friendly business outcome” model. The business outcome model is a non-linear model that diminishes risk for a client, as they only pay for services actually used on a per-transaction basis. In addition to cost savings, the iTOPS model provides clients with innovative ways to enhance the quality and performance of their operations through better alignment of business processes to IT infrastructure.

We believe our innovative approach of integrating IT and IT-enabled operations and our ability to leverage a global delivery model provides our clients with clearly differentiated and demonstrated value. We have adopted a global delivery model for providing varied and complex IT-enabled services to our global customers spread across multiple locations. With a global presence and world class delivery centers spanning across the Americas, EMEA and Asia-Pacific with 28,204 employees and 25 offices worldwide, our global delivery model includes a well defined, single business management system with best industry practices, models and standards. Our global delivery model leverages both onsite delivery and comprehensive offshore services, depending upon a client’s location and preferences. We target large and medium-sized organizations across a diverse set of industries, including financial services, insurance, manufacturing, retail, healthcare and media and entertainment.

We were founded in 1986 and our principal executive office is located in Fremont, California. We have operations in India, Canada, the United States, Europe, Mexico, Singapore, Malaysia, Japan, Australia, the United Arab Emirates, South Africa, China, Switzerland, Mauritius and the United Kingdom.

A majority of our clients have headquarters in North America and operate internationally. iGATE has 28,204 employees as of March 31, 2013.

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

We service customers in a wide range of industries. Our largest customer is General Electric Company (“GE”) which accounted for approximately 13% and 12% of revenues for the three months ended March 31, 2013 and March 31, 2012, respectively. Our second largest customer, Royal Bank of Canada (“RBC”), accounted for approximately 12% and 10% of revenues for the three months ended March 31, 2013 and 2012, respectively. iGATE is a Global Preferred Partner of RBC.

Recent Developments

Mergers of iGATE Subsidiaries

Following the successful integration of our company and iGATE Computer, we began the process of merging certain of our subsidiaries to simplify our corporate structure, increase operational efficiencies and reduce costs. We completed the merger of Patni Telecom Solutions Inc. (“PTS”) with iGATE Americas Inc (“iAI”) on December 31, 2012 and iAI with our 100% owned subsidiary, iGATE Technologies Inc (“iTI”), also on December 31, 2012. The merger of the Indian subsidiary, iGATE Computer (formerly known as Patni Computer Systems Limited) with our 100% owned Indian subsidiary iGATE Global Solutions Limited (“iGS”), is expected to be completed once the High Court of Judicature at Mumbai, India, gives its approval.

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

Recently Issued Accounting Pronouncements

None

Results of Operations from Continuing Operations for the Three Months Ended March 31, 2013 as Compared to the Three Months Ended March 31, 2012 (Dollars in thousands):

	Three Months Ended March 31,
	2013		2012		% change of Amount from comparable period
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$274,918	100.0%	$263,265	100.0%	4.4%
Cost of revenues (a)	170,239	61.9	157,429	59.8	8.1

Gross margin	104,679	38.1	105,836	40.2	(1.1)
Selling, general and administrative	42,792	15.6	42,421	16.1	0.9
Depreciation and amortization	9,271	3.4	15,285	5.8	(39.3)

Income from operations	52,616	19.1	48,130	18.3	9.3
Interest expense	(22,657)	(8.2)	(19,123)	(7.3)	18.5
Foreign exchange gain (loss), net	2,481	0.9	2,836	1.1	(12.5)
Other income	17,280	6.3	7,564	2.9	128.5

Income before income taxes	49,720	18.1	39,407	15.0	26.2
Income tax expense (b)	14,960	5.4	10,863	4.1	—

Net income	34,760	12.7	28,544	10.9	67.0
Non-controlling interest (c)	0	0.0	4,476	1.7	—

Net income attributable to iGATE	34,760	12.7	24,068	9.2	44.4
Accretion to preferred stock	115	0.0	94	0.0	22.3
Preferred dividend	7,500	2.7	6,999	2.7	7.2

Net income attributable to iGATE common shareholders	$27,145	10.0%	$16,975	6.5%	59.9%

(a)	Cost of revenues is exclusive of depreciation and amortization.
(b)	As the effective tax rate is a better comparable measure, the percent change from comparable period is not computed.
(c)	As there is no amount in the current period, the percent change from previous period is not computed.

Revenues

Revenues for the three months ended March 31, 2013 increased by 4.4%, as compared to the three months ended March 31, 2012. Our revenue increase for the period presented is directly attributable to the combination of increased business with our recurring customers and business with new customers, and was partly offset by the cessation of business with certain existing customers resulting from streamlining our customer list to focus on long term strategic customers. Revenues increased due to recurring customers by 4.2% and new customers by 2.6%, and were partly offset by the cessation of business with some of our existing customers by 1.7% and the strengthening of the USD during the three months ended March 31, 2013 as compared to the corresponding period in the previous year, against the Euro, Great British Pound, Canadian Dollar, Japanese Yen and Indian Rupee (“INR”) that adversely impacted our revenues by 0.7%.

Our top five customers accounted for 40% and 36% of the revenues for the three months ended March 31, 2013 and 2012, respectively. We continue to derive a significant portion of our revenues from clients located in the United States.

Gross margin

Our Gross Margin percentage was 38.1% for the three months ended March 31, 2013 as compared to 40.2% for the three months ended March 31, 2012. As we conduct business through our globally integrated onsite and offshore delivery locations, primarily in India, the strengthening of the USD against other currencies, could have a direct effect on our cost by reducing or increasing the cost of our services in offshore delivery centers and thereby impacting our Gross Margin. During the current quarter, the reduction in gross margin was directly attributable to the adverse impact of increase in salaries, performance incentives and other costs directly associated with billable professionals, including payroll taxes, legal and immigration costs, including visa fees and travel by 3.5% and currency movement on revenues by 0.7% which was partially offset by the favorable movement of the USD against the INR resulting in a lower cost of revenues in dollar terms by 2.1%.

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

SG&A costs for the three months ended March 31, 2013 increased by $0.4 million as compared to the three months ended March 31, 2012.

Currency movements in the foreign exchange market favorably impacted our SG&A costs by $1.8 million for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012.

Net employee costs decreased by $1.9 million for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, resulting from $0.9 million lower salary, overhead expenses and benefits, $0.4 million lower bonus provision, $0.3 million lower staff welfare expenses and a $0.3 million lower employee stock based compensation cost provision.

Our travel expense increased by $1.9 million during the current quarter as compared to the three months ended March 31, 2012.

Our net corporate costs decreased by $0.7 million for the three months ended March 31, 2013 mainly due to higher delisting expenses of $2.0 million incurred during the first quarter of 2012 due to delisting of iGATE Computer from the records of Indian Stock Exchanges. Rates and taxes decreased by $0.7 million, bad debts decreased by $0.4 million. These decreases were partly offset by an increase in marketing expenses by $1.7 million, other public costs by $0.7 million, which were incurred in connection with implementation of structural changes simplifying our corporate structure.

Net facilities costs increased by $1.2 million for the three months ended March 31, 2013, due to an increase in repairs and maintenance, house-keeping and security charges by $1.4 million, and was partly offset by decreases in rent by $0.1 million and communication related expenses and electricity by $0.1 million.

Depreciation and amortization costs

Depreciation and amortization costs for the three months ended March 31, 2013 were 3.4% of revenue, as compared to 5.8% of revenue for the three months ended March 31, 2012 representing a decrease of $6.0 million. Depreciation and amortization costs decreased mainly due to the full depreciation in the second quarter of 2012 of certain depreciable assets attributable to the iGATE Computer Acquisition with a one year useful life, the expiration of the useful life of certain assets and the favorable impact of the strengthening of the USD against the INR.

Operating income

Our operating income percentage was 19.1% for the three months ended March 31, 2013, as compared to 18.3% for the three months ended March 31, 2012. This increase was mainly due to our decreased depreciation and amortization expense which offset our decrease in gross margin.

Interest expense

Interest expenses were 8.2% of revenues for the three months ended March 31, 2013 as compared to 7.3% for the three months ended March 31, 2012. The increase of $3.5 million was driven by a higher interest expense resulting from higher debt balances incurred during the current reporting period as compared to the period during the previous year.

We issued 9% senior notes on April 29, 2011 and recorded interest expense of $17.3 million for the three months ended March 31, 2013 as compared to $17.4 million for the three months ended March 31, 2012. We amortized the debt issuance costs of $1.5 million for the three months ended March 31, 2013 as compared to $1.4 million for the three months ended March 31, 2012.

The interest expense recorded on our lines of credit and term loans for $345.5 million amounted to $2.5 million for the three months ended March 31, 2013, as compared to $0.2 million on our line of credit of $62.5 million for the three months ended March 31, 2012. We amortized debt cost of $0.9 million on term loans for the three months ended March 31, 2013, which was not incurred in the previous period. We also recorded an interest expense of $0.3 million on an unsecured revolving credit which was disbursed during the first quarter of 2013.

Foreign exchange gain, net

Foreign exchange gain was $2.5 million for the three months ended March 31, 2013, as compared to gain of $2.8 million for the three months ended March 31, 2012.

We recognized foreign currency gain of $5.9 million on all foreign exchange derivative contracts for the three months ended March 31, 2013, as compared to a gain of $2.9 million for the three months ended March 31, 2012.

We also recognized a foreign currency gain of $0.1 million on the re-measurement of our escrow account balance, loss of $3.7 million related to other monetary assets and liabilities and loss of $0.5 million on the re-measurement of redeemable non controlling interest for the three months ended March 31, 2013, as compared to a loss of $0.1 million on the re-measurement of other monetary assets and liabilities for the three months ended March 31, 2012, respectively. We also recorded a foreign currency gain of $0.7 million on the re-measurement of the packing credit facility borrowed under our line of credit for the three months ended March 31, 2013.

Other income, net

Our investment income for the three months ended March 31, 2013 totalled $15.3 million as compared to $6.6 million for the three months ended March 31, 2012. Investments increased by $105.5 million as of March 31, 2013 as compared to investments as of March 31, 2012. A sizable part of investments during most of the first quarter of 2012 were in dividend yielding mutual funds which were shifted into growth funds and certificate of deposits before the end of first quarter of 2012 whereas in 2013 investments were primarily in growth plans of mutual funds. The higher level of investments, switch from dividend yielding funds to growth plans of mutual funds and investments in high yield certificate of deposits primarily contributed to the increase in investment income.

Interest refund from tax authorities amounted to $1.6 million for the three months ended March 31, 2013 as compared to $0.9 million for the three months ended March 31, 2012.

Income taxes

Our effective tax rate (“ETR”) was 30.1% and 27.6% during the three months ended March 31, 2013 and 2012, respectively.

During the three months ended March 31, 2012, the Company had elected to treat iGATE Computer as a Qualified Stock Purchase (“QSP”) under Section 338-(g) and to change the tax year of the US branch of iGATE Computer to November 2011, which resulted in a lower tax provision of $1.0 million resulting in a lower ETR during the quarter ended March 31 2012.

Non-controlling interest

In connection with the Company’s integration efforts following the iGATE Computer Acquisition, the Company delisted the fully paid-up equity shares of iGATE Computer. Prior to the delisting of iGATE Computer’s shares, we recorded $4.5 million share of profits attributable to the non controlling interest in iGATE Computer, representing 18.9% share of the net income of $23.7 million of iGATE Computer for the three months ended March 31, 2012.

As of March 31, 2013, the Company had purchased 23.6 million shares of iGATE Computer’s outstanding shares and recorded a redeemable non controlling interest liability for the balance of 2.9 million shares amounting to $27.3 million, valued at an exit price of INR 520 per share. The redeemable non-controlling interest holders are not entitled to any share of iGATE Computer’s profits.

Preferred dividend

On February 1, 2011, pursuant to the securities purchase agreement with Viscaria Limited dated January 10, 2011, we issued 210,000 shares of Series B Preferred Stock for a consideration of $210 million and an additional 120,000 shares were issued on May 9, 2011 for a consideration of $120 million. We have accrued for cumulative dividends of $7.5 million at a rate of 8.00% per annum, compounded quarterly, for the three months ended March 31, 2013 as compared to $7.0 million for the three months ended March 31, 2012.

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

The non-GAAP financial measures contained herein exclude the following items:

•

Amortization of intangible assets: Intangible assets comprise value of our customer relationships from the iGATE Computer Acquisition and the previous delisting of iGATE’s Indian subsidiary, iGATE Computer. We incur charges relating to the amortization of these intangibles. These charges are included in our GAAP presentation of earnings from operations, operating margin, net income and diluted earnings per share. We exclude these charges for purposes of calculating these non-GAAP measures.

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

•

Foreign exchange (gain)/loss: In March 2012, the Company entered into a forward foreign exchange contract to mitigate the risk of changes in foreign exchange rates on payments related to the delisting of iGATE Computer. During the year 2012, the Company recognized foreign currency loss on re-measurement of escrow account balance and foreign exchange gain on re-measurement of redeemable non-controlling interest liability. iGATE believes that eliminating the non-capitalized items for purposes of calculating these non-GAAP measures facilitates a more meaningful evaluation of iGATE’s current performance and comparisons to its past performance.

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

The table below presents a reconciliation of our non-GAAP financial measures to the most comparable GAAP measures for each of the three months ended March 31, 2013 and 2012, respectively (in thousands, except for per share data):

	Three Months Ended March 31,
	2013	2012
GAAP Net Income attributable to iGATE common shareholders	$27,145	$16,975
Adjustments:
Preferred dividend and accretion to preferred stock	7,615	7,093
Amortization of Intangible assets	2,748	3,111
Share Based Compensation	3,125	2,812
Delisting expenses	93	2,115
Merger and reorganization expenses	419	—
Forex loss/ (gain) on acquisition hedging and other re-measurement	401	(980)
Income tax adjustments	(1,681)	(2,126)

Non-GAAP Net income attributable to iGATE common shareholders	$39,865	$29,000

Basic EPS (GAAP) to Basic EPS (Non-GAAP):
BASIC EPS (GAAP)	$0.36	$0.23
Preferred dividend and accretion to preferred stock	0.10	0.09
Amortization of Intangible assets	0.04	0.04
Share Based Compensation	0.04	0.04
Delisting expenses	0.00	0.03
Merger and reorganization expenses	0.00	0.00
Forex loss/ (gain) on acquisition hedging and other re-measurement	0.00	(0.01)
Income tax adjustments	(0.02)	(0.03)

BASIC EPS (Non-GAAP)	$0.52	$0.39

Diluted EPS (GAAP) to Diluted EPS (Non-GAAP):
Diluted EPS (GAAP)	$0.34	$0.22
Preferred dividend and accretion to preferred stock	0.10	0.09
Amortization of Intangible assets	0.04	0.04
Share Based Compensation	0.04	0.04
Delisting expenses	0.00	0.03
Merger and reorganization expenses	0.01	0.00
Forex loss/ (gain) on acquisition hedging and other re-measurement	0.00	(0.01)
Income tax adjustments	(0.02)	(0.03)

Diluted EPS (Non-GAAP)	$0.51	$0.38

Weighted average shares outstanding, Basic	57,285	57,006
Add: Assumed preferred stock conversion	19,147	17,692

Non-GAAP shares outstanding, Basic	76,432	74,698

Weighted average dilutive common shares outstanding	59,003	58,484
Add: Assumed preferred stock conversion	19,147	17,692

Weighted average dilutive common equivalent shares outstanding	78,150	76,176

Non-GAAP Disclosure of Adjusted EBITDA

We present Adjusted EBITDA as a supplemental measure of our performance. We define Adjusted EBITDA as net income plus (i) depreciation and amortization, (ii) interest expense, (iii) income tax expense, minus (iv) other income, net plus (v) foreign exchange (gain)/loss, (vi) stock-based compensation (vii) delisting (going private) expenses and (viii) merger and reorganization expenses. We eliminated the impact of the above as we do not consider them as indicative of our ongoing operating performance. These adjustments are itemized below. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

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

The table below presents Adjusted EBITDA for each of the three months ended March 31, 2013 and 2012, respectively (in thousands):

	Three Months ended March 31,
	2013	2012
	(in thousands)
Net income .	$34,760	$28,544
Adjustments:
Depreciation and amortization	9,271	15,285
Interest expenses	22,657	19,123
Income tax expense	14,960	10,863
Other income, net	(17,280)	(7,564)
Foreign exchange gain	(2,481)	(2,836)
Stock Based Compensation	3,125	2,812
Delisting expenses	93	2,115
Merger and reorganization expenses	419	—

Adjusted EBITDA (a non-GAAP measure)	$65,524	$68,342

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

Repatriation could result in additional income tax payments in future years. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is that cash balances would remain outside of the United States and we would meet liquidity needs through ongoing cash flows, external borrowings, or foreign earnings that are not deemed permanently reinvested, which we expect to be sufficient to meet our operating liquidity requirements, for at least the twelve (12) months following this report. We do not expect restrictions or potential taxes on repatriation of amounts held outside of the United States to have a material effect on our overall liquidity, financial condition or results of operations. As of March 31, 2013, $578.4 million of cash, cash equivalents and short-term investments were held by our foreign subsidiaries. We estimate the potential tax liability relating to the repatriation of such holdings to be approximately $97.2 million.

Cash from Operations

Our largest source of operating cash flows is cash collections from our customers for different information technology services we render under various Statements of Work (SOWs). Our primary uses of cash from operating activities are for personnel related expenditures, leased facilities and taxes.

Net cash provided by operating activities decreased by $10.0 million for the three months ended March 31, 2013 as compared to the three months ended March 2012, primarily due to higher net income adjusted for lower depreciation, amortization of intangible assets, deferred gain on derivatives and higher stock-based compensation and amortization of debt issuance costs. The impact of these was partially offset by certain unfavorable changes in operating assets and liabilities, primarily increases in accounts receivable, prepaid expenses and unbilled revenues resulting from increases in revenues during the three months ended March 2013, in comparison to the prior period.

Investing Activities

Cash provided by investing activities for the three months ended March 31, 2013 was $19.1 million as compared to cash used in investing activities for the three months ended March 31, 2012 of $29.0 million.

Our investment portfolio and other investments decreased by $27.4 million for the three months ended March 31, 2013 as compared to an increase of $23.3 million for the three months ended March 31, 2012.

During the three months ended March 31, 2013, $5.4 million was used to purchase 0.6 million shares of iGATE Computer. Our deposits in escrow account which were made to facilitate the purchase of remaining shares in iGATE Computer were re-measured to $0.02 million and is disclosed as restricted cash as of March 31, 2013.

Capital expenditures were $6.4 million and $5.0 million for the three months ended March 31, 2013 and 2012, respectively. Significant portions of the capital expenditures were due to the expansion of our campus facilities located in our Indian centers.

Financing Activities

Cash used in financing activities was $31.8 million for the three months ended March 31, 2013 as compared to cash provided by financing activities of $9.7 million for the three months ended March 31, 2012.

The cash used during the recent quarter was primarily due to the disbursement of $30.0 million from our credit facilities which was availed from banks to meet working capital and other general corporate requirements, payment of debt cost of $2.4 million, which was partially offset by the proceeds of $0.4 million from the exercise of stock options. During the three months ended March 31, 2012, we withdrew $5.5 million from a bank to facilitate the purchase of iGATE Computer’s remaining shares and delisting related expenses. The net proceeds from the exercise of employee stock options was $4.3 million for the three months ended March 31, 2012.

Our primary future cash requirements will be to fund working capital, debt service, capital expenditures, and benefit obligations. In addition to our working capital requirements, we expect our primary cash requirements for 2013 to be as follows:

•	Debt service – We expect to make payments of approximately $79.0 million during 2013 for interest associated with senior notes and bank borrowings.

•

Capital expenditures – We expect to spend approximately $74.0 million for new and existing facility expansion and new hardware and software during the remaining 2013. Of this we have open purchase obligations of $59.1 million towards construction of new facilities and purchase of property and equipment. We will fund all capital expenditures through a combination of available cash reserves and short term investments and expect to fund the costs of future expansion through our net cash flows provided by operations.

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

The Company currently has two revolving credit facilities providing for borrowings of up to an aggregate of $120 million subject to certain contractual limitations. As of March 31, 2013, we had borrowed $47 million under the revolving credit facilities. Both revolving credit facilities include other conditions that, if not complied with, could restrict our availability to borrow.

Our Senior Notes and credit agreements contain various covenants which are subject to a number of limitations and exceptions. The indenture governing the Notes requires us to comply with Consolidated Priority Debt Leverage Ratio and a Fixed Charge Coverage Ratio when certain events occur. These ratios are based on what we refer to as “Adjusted EBITDA”, which is defined under “Use of non-GAAP Financial Measures” in this Form 10 Q. Non-compliance with such covenants could affect our liquidity. We are currently in compliance with all covenants associated with our borrowings. The specific covenants and related definitions can be found in the applicable indenture and credit agreements, each of which we have previously filed with the Securities and Exchange Commission.

For more information on the revolving credit facilities and the restrictions on borrowing there under, including information on the covenants, please refer to Note 6, Borrowings, and Note 7, Senior Notes to our unaudited condensed consolidated financial statements included in this Form 10-Q.

In order to meet our cash needs we may, from time to time, repatriate, borrow under our credit facilities or issue long term or short-term debt or equity, if the market and our credit facilities and the indentures governing our notes permit us to do so. For more information on the income tax consequences of the repatriation of the earnings of our foreign subsidiaries, please refer to the disclosure provided in Liquidity and Capital Resources included in this Form 10 Q. We regularly evaluate market conditions, our liquidity profile, and various financing alternatives for opportunities to enhance our capital structure. If market conditions are favorable, we may refinance our existing debt or issue additional securities.

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

Based on past performance and current expectations, we expect our existing cash, cash equivalents and short-term investments of $595.3 million as of March 31, 2013, and our ongoing cash flows, external borrowings or foreign earnings that are not deemed permanently reinvested, to be sufficient to meet our operating liquidity requirements described above for at least the twelve (12) months following this report.

Debt Service Obligations

As a result of the acquisition of iGATE Computer, our level of indebtedness increased. As of March, 31, 2013, principal payments due under our indebtedness were $1.1 billion, excluding capital lease obligations of $1.1 million. Our interest expense for the three months ended March 31, 2013 was $22.7 million.

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

Market Risk Factors

Market risk factors associated with our business are discussed in Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes from the market risk factors previously disclosed in the Company’s Form 10-K.

Effect of Hypothetical Currency Rate Fluctuations

Our primary net foreign currency exposure is the Rupee. The fair value of foreign exchange contracts is subject to changes in foreign currency exchange rates.

As of March 31, 2013, the potential gain or loss in the fair value of the Company’s outstanding foreign exchange derivative contracts assuming hypothetical 10%, 5%, 2% and 1% fluctuations in currency rates would be approximately:

	Valuation given X% decrease In Rupee / USD rate				Fair Value as of March 31, 2013	Valuation given X% increase in Rupee / USD rate
	(10%)	(5%)	(2%)	(1%)		1%	2%	5%	10%
Rupee to U.S. Rate	48.85	51.56	53.19	53.73	54.28	54.82	55.36	56.99	59.70
Derivative Instruments	$32.7	$17.3	$8.9	$6.1	$3.5	$(0.9)	$(1.7)	$(9.0)	$(20.4)

Seasonality

Our operations are generally not affected by seasonal fluctuations. However, our consultants’ billable hours are affected by national holidays and vacation policies, which vary by country and by operating company.

Economic Trends and Outlook

According to Gartner Inc. (Source: Gartner Forecast Alert: IT Spending, Worldwide, 1Q13 Update, ID Number: G00249407), an IT research and advisory company, the IT Services industry worldwide IT spending is forecasted to total $918 billion in 2013, a 4.5 % increase from 2012 spending of nearly $878 billion.

(Disclaimer: The Gartner Report described herin, represent(s) data, research opinion or viewpoints published, as part of a syndicated subscription service, by Gartner, Inc. (“Gartner”), and are not representations of fact. Each Gartner Report speaks as of its original publication date (and not as of the date of this Report) and the opinions expressed in the Gartner Report(s) are subject to change without notice.)

The global economic recovery continues and modest growth in IT spending is expected. However, uncertainties surrounding the prospects for an upturn in global economic growth remain major hindrances to IT spending growth. This uncertainty has caused pessimistic business and consumer sentiment throughout the world. The industry is aggressively pursuing innovations that it expects to stimulate demand beyond such modest growth. Besides organic growth, industry players are also aggressively pursuing mergers and acquisitions to stimulate growth. We believe that our business model is somewhat diversified, both geographically and operationally as we serve both IT and IT-enabled solutions. We believe our strategy of a global delivery model positions us well to provide a greater breadth of services, expertise and solutions in catering to market needs and opportunities.

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

Risk factors associated with our business are discussed in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K.

ITEM 6.	EXHIBITS

(a)	Exhibits

2.1	Share Purchase Agreement, dated as of January 10, 2011, by and among Pan-Asia iGATE Solutions, iGATE Global Solutions Limited and the sellers party thereto, is incorporated by reference to Exhibit 2.1 to iGATE Corporation’s (“iGATE”) Form 8-K, filed on January 12, 2011.

2.2	Share Purchase Agreement, dated as of January 10, 2011, by and among Pan-Asia iGATE Solutions and General Atlantic Mauritius Limited, is incorporated by reference to Exhibit 2.2 to iGATE’s Form 8-K, filed on January 12, 2011.

2.3	Securities Purchase Agreement, dated as of January 10, 2011, by and among Pan-Asia iGATE Solutions and General Atlantic Mauritius Limited, is incorporated by reference to Exhibit 2.3 to iGATE’s Form 8-K, filed on January 12, 2011.

2.4	Separation and Distribution Agreement by and between iGATE and Mastech Holdings, Inc., dated September 30, 2008, is incorporated by reference to Exhibit 2.1 to iGATE’s Form 8-K, filed on October 1, 2008.

3.1	Third Amended and Restated Articles of Incorporation of iGATE Corporation, dated May 5, 2011, is incorporated by reference to Exhibit 3.1 to iGATE’s Form 8-K, filed on May 11, 2011.

3.2	Amended and Restated Bylaws of iGATE Corporation are incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q, filed on August 14, 2000.

3.3	Statement with Respect to Shares—8% Series B Convertible Participating Preferred Stock, no par value per share, is incorporated by reference to Exhibit 3.1 to iGATE’s Form 8-K, filed on February 4, 2011.

4.1	Registration Rights Agreement, between iGATE Corporation and the Selling Shareholders named therein, dated as of August 17, 2010 is incorporated by reference to Exhibit 4.2 to iGATE Corporation’s Registration Statement on Form S-3, Commission File No. 333-170042, filed on October 20, 2010.

4.2	Form of certificate representing the Common Stock of the Company is incorporated by reference to Exhibit 4.1 to iGATE Corporation’s Registration Statement on Form S-1, Commission File No. 333-14169, filed on November 19, 1996.

4.3	Indenture, dated April 29, 2011, by and among iGATE Corporation, iGATE Technologies, Inc., and Wilmington Trust, National Association (successor by merger to Wilmington Trust FSB), as trustee, is incorporated by reference to Exhibit 4.1 to iGATE Corporation’s Form 8-K, filed on May 5, 2011.

4.4	Supplemental Indenture, dated May 12, 2011, among iGATE Corporation, the guarantors named therein, and Wilmington Trust, National Association (successor by merger to Wilmington Trust FSB), as trustee, is incorporated by reference to Exhibit 4.4 to iGATE’s Registration Statement on Form S-4, filed on September 30, 2011.

4.5	Registration Rights Agreement, dated April 29, 2011, by and among iGATE Corporation, iGATE Technologies, Inc. and the initial purchasers named therein is incorporated by reference to Exhibit 4.2 to iGATE Corporation’s Form 8-K, filed on May 5, 2011.

4.6	Escrow Agreement, by and among iGATE Corporation, as Grantor, Wilmington Trust, National Association (successor by merger to Wilmington Trust FSB), as Trustee, and Standard Chartered Bank, as Escrow Agent, is incorporated by reference to Exhibit 10.1 to iGATE Corporation’s Form 8-K, filed on May 5, 2011.

4.7	Account Security Deed, dated as of May 3, 2011, by and among iGATE Corporation, as charger, and Wilmington Trust, National Association (successor by merger to Wilmington Trust FSB), as charge, is incorporated by reference to Exhibit 10.2 to iGATE Corporation’s Form 8-K, filed on May 5, 2011.

10.1	First Amendment to the Amended and Restated Credit Agreement, dated as of January 22, 2013, among Pan-Asia iGATE Solutions and DBS Bank Ltd., Singapore is filed herewith.

10.2	First Amendment to Guaranty, dated as of January 22, 2013, among iGATE Corporation and certain subsidiaries thereof from time to time party thereto, and DBS Bank Ltd., Singapore is filed herewith.

10.3	Amendment Agreement to the Senior Executive Employment Agreement, dated March 19, 2013, between Phaneesh Murthy and iGATE Technologies, Inc. is incorporated by reference to Exhibit 10.1 to iGATE Corporation’s Form 8-K, filed on March 20, 2013.

10.4	Amendment to Employment Agreement, dated March 19, 2013, between Sujit Sircar and iGATE Global Solutions Limited is incorporated by reference to Exhibit 10.2 to iGATE Corporation’s Form 8-K, filed on March 20, 2013.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer is filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer is filed herewith.

101.INS	XBRL Instance Document.†

101.SCH	XBRL Taxonomy Extension Schema Document.†

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.†

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.†

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.†

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.†

†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of April 2013.

iGATE CORPORATION

April 29, 2013	/S/ PHANEESH MURTHY
Phaneesh Murthy
Chief Executive Officer and Director

/S/ SUJIT SIRCAR
Sujit Sircar
Chief Financial Officer

EXHIBIT INDEX

2.1	Share Purchase Agreement, dated as of January 10, 2011, by and among Pan-Asia iGATE Solutions, iGATE Global Solutions Limited and the sellers party thereto, is incorporated by reference to Exhibit 2.1 to iGATE Corporation’s (“iGATE”) Form 8-K, filed on January 12, 2011.

2.2	Share Purchase Agreement, dated as of January 10, 2011, by and among Pan-Asia iGATE Solutions and General Atlantic Mauritius Limited, is incorporated by reference to Exhibit 2.2 to iGATE’s Form 8-K, filed on January 12, 2011.

2.3	Securities Purchase Agreement, dated as of January 10, 2011, by and among Pan-Asia iGATE Solutions and General Atlantic Mauritius Limited, is incorporated by reference to Exhibit 2.3 to iGATE’s Form 8-K, filed on January 12, 2011.

2.4	Separation and Distribution Agreement by and between iGATE and Mastech Holdings, Inc., dated September 30, 2008, is incorporated by reference to Exhibit 2.1 to iGATE’s Form 8-K, filed on October 1, 2008.

3.1	Third Amended and Restated Articles of Incorporation of iGATE Corporation, dated May 5, 2011, is incorporated by reference to Exhibit 3.1 to iGATE’s Form 8-K, filed on May 11, 2011.

3.2	Amended and Restated Bylaws of iGATE Corporation are incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q, filed on August 14, 2000.

3.3	Statement with Respect to Shares—8% Series B Convertible Participating Preferred Stock, no par value per share, is incorporated by reference to Exhibit 3.1 to iGATE’s Form 8-K, filed on February 4, 2011.

4.1	Registration Rights Agreement, between iGATE Corporation and the Selling Shareholders named therein, dated as of August 17, 2010 is incorporated by reference to Exhibit 4.2 to iGATE Corporation’s Registration Statement on Form S-3, Commission File No. 333-170042, filed on October 20, 2010.

4.2	Form of certificate representing the Common Stock of the Company is incorporated by reference to Exhibit 4.1 to iGATE Corporation’s Registration Statement on Form S-1, Commission File No. 333-14169, filed on November 19, 1996.

4.3	Indenture, dated April 29, 2011, by and among iGATE Corporation, iGATE Technologies, Inc., and Wilmington Trust, National Association (successor by merger to Wilmington Trust FSB), as trustee, is incorporated by reference to Exhibit 4.1 to iGATE Corporation’s Form 8-K, filed on May 5, 2011.

4.4	Supplemental Indenture, dated May 12, 2011, among iGATE Corporation, the guarantors named therein, and Wilmington Trust, National Association (successor by merger to Wilmington Trust FSB), as trustee, is incorporated by reference to Exhibit 4.4 to iGATE’s Registration Statement on Form S-4, filed on September 30, 2011.

4.5	Registration Rights Agreement, dated April 29, 2011, by and among iGATE Corporation, iGATE Technologies, Inc. and the initial purchasers named therein is incorporated by reference to Exhibit 4.2 to iGATE Corporation’s Form 8-K, filed on May 5, 2011.

4.6	Escrow Agreement, by and among iGATE Corporation, as Grantor, Wilmington Trust, National Association (successor by merger to Wilmington Trust FSB), as Trustee, and Standard Chartered Bank, as Escrow Agent, is incorporated by reference to Exhibit 10.1 to iGATE Corporation’s Form 8-K, filed on May 5, 2011.

4.7	Account Security Deed, dated as of May 3, 2011, by and among iGATE Corporation, as charger, and Wilmington Trust, National Association (successor by merger to Wilmington Trust FSB), as charge, is incorporated by reference to Exhibit 10.2 to iGATE Corporation’s Form 8-K, filed on May 5, 2011.

10.1	First Amendment to the Amended and Restated Credit Agreement, dated as of January 22, 2013, among Pan-Asia iGATE Solutions and DBS Bank Ltd., Singapore is filed herewith.

10.2	First Amendment to Guaranty, dated as of January 22, 2013, among iGATE Corporation and certain subsidiaries thereof from time to time party thereto, and DBS Bank Ltd., Singapore is filed herewith.

10.3	Amendment Agreement to the Senior Executive Employment Agreement, dated March 19, 2013, between Phaneesh Murthy and iGATE Technologies, Inc. is incorporated by reference to Exhibit 10.1 to iGATE Corporation’s Form 8-K, filed on March 20, 2013.

10.4	Amendment to Employment Agreement, dated March 19, 2013, between Sujit Sircar and iGATE Global Solutions Limited is incorporated by reference to Exhibit 10.2 to iGATE Corporation’s Form 8-K, filed on March 20, 2013.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer is filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer is filed herewith.

101.INS	XBRL Instance Document.†

101.SCH	XBRL Taxonomy Extension Schema Document.†

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.†

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.†

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.†

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.†

†	Furnished herewith.