Form 10-Q
period 2013-06-30
IGATE CORP
filed 2013-07-25
CIK 1024732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding as of July 19, 2013 was 57,925,562.

iGATE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2013

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

iGATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	$283,268	$267,993	$558,186	$531,258
Cost of revenues (exclusive of depreciation and amortization)	175,771	167,682	346,010	325,111

Gross margin	107,497	100,311	212,176	206,147
Selling, general and administrative expense	49,350	40,863	92,142	83,284
Depreciation and amortization	8,595	11,445	17,866	26,730

Income from operations	49,552	48,003	102,168	96,133
Interest expense	(24,112)	(21,032)	(46,769)	(40,155)
Foreign exchange gain (loss), net	1,983	(17,271)	4,464	(14,435)
Other income, net	17,417	7,596	34,697	15,160

Income before income taxes	44,840	17,296	94,560	56,703
Income tax expense	14,867	4,649	29,827	15,512

Net income	29,973	12,647	64,733	41,191
Non controlling interest	0	0	0	4,476

Net income attributable to iGATE Corporation	29,973	12,647	64,733	36,715
Accretion to preferred stock	120	98	235	192
Preferred dividend	7,752	7,172	15,252	14,171

Net income attributable to iGATE common shareholders	$22,101	$5,377	$49,246	$22,352

Basic earnings per share:
Common stock	$0.29	$0.07	$0.65	$0.30
Unvested restricted stock	$0.29	$0.07	$0.65	$0.30
Series B Preferred Stock	$0.69	$0.47	$1.44	$1.09
Diluted earnings per share	$0.28	$0.07	$0.62	$0.29

See accompanying notes.

iGATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

The following table summarizes comprehensive income for the three and six months ended June 30, 2013 and 2012, net of tax (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income attributable to iGATE common shareholders	$22,101	$5,377	$49,246	$22,352
Add: Non controlling interest	0	0	0	4,476
Other comprehensive income:
Change in fair value of marketable securities, net of tax of $1,483 and $(482) for three months ended June 30, 2013 and 2012 and $2,975 and $(904) for six months ended June 30, 2013 and 2012	(4,040)	1,529	(6,750)	1,466
Unrecognized actuarial gain (loss) on pension liability, net of tax of $(179) and $67 for three months ended June 30, 2013 and 2012 and $ (295) and $65 for six months ended June 30, 2013 and 2012	257	(313)	570	(266)
Change in fair value of cash flow hedges net of tax of $2,952 and $1,230 for three months ended June 30, 2013 and 2012 and $1,681 and $(3,996) for six months ended June 30, 2013 and 2012	(6,974)	(3,100)	(3,935)	9,354
Loss on foreign currency translation	(89,390)	(119,153)	(72,007)	(61,467)

Total comprehensive loss	(78,046)	(115,660)	(32,876)	(24,085)
Less: Total comprehensive income attributable to non controlling interest	0	0	0	4,476

Total comprehensive loss attributable to iGATE common shareholders	$(78,046)	$(115,660)	$(32,876)	$(28,561)

See accompanying notes.

iGATE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	June 30, 2013 (Unaudited)	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$114,613	$95,155
Restricted cash	0	3,072
Short-term investments	275,183	510,816
Accounts receivable, net	150,942	162,335
Unbilled revenues	89,239	72,901
Prepaid expenses and other current assets	36,012	31,710
Prepaid income taxes	8,351	8,541
Deferred tax assets	16,814	14,655
Foreign exchange derivative contracts	5,599	782

Total current assets	696,753	899,967

Deposits and other assets	22,036	25,372
Prepaid income taxes	27,848	28,351
Property and equipment, net	160,043	167,252
Leasehold land	79,944	86,933
Deferred tax assets	14,966	30,635
Goodwill	456,720	493,141
Intangible assets, net	128,770	144,428

Total assets	$1,587,080	$1,876,079

LIABILITIES, REDEEMABLE NON CONTROLLING INTEREST, PREFERRED STOCK AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7,428	$7,799
Line of credit	77,000	77,000
Term loans	70,000	35,000
Accrued payroll and related costs	47,896	54,802
Other accrued liabilities	86,119	79,008
Accrued income taxes	4,091	9,134
Foreign exchange derivative contracts	5,349	7,516
Deferred revenue	13,625	17,890

Total current liabilities	311,508	288,149
Other long-term liabilities	2,385	3,265
Senior notes	770,000	770,000
Term loans	0	263,500
Accrued income taxes	19,039	17,272
Deferred tax liabilities	42,721	55,494

Total liabilities	1,145,653	1,397,680

Commitments and Contingencies (Note 20)
Redeemable non controlling interest	0	32,422
Series B Preferred stock, without par value: 480,000 shares authorized; 330,000 shares issued and outstanding	393,961	378,474
iGATE Corporation shareholders’ equity:
Preferred shares, without par value: 19,520,000 shares authorized; 1 share held in treasury	0	0
Common shares, par value $0.01 per share:
700,000,000 shares authorized; 58,869,032 and 58,533,405 shares issued; 57,878,930 and 57,543,303 shares outstanding as of June 30, 2013 and December 31, 2012, respectively	589	585
Common shares held in treasury, at cost, 990,102 shares	(14,714)	(14,714)
Additional paid-in capital	191,615	185,340
Retained earnings	220,121	170,875
Accumulated other comprehensive loss	(356,705)	(274,583)

Total iGATE Corporation shareholders’ equity	40,906	67,503
Non controlling interest	6,560	0

Total equity	47,466	67,503

Total liabilities, redeemable non controlling interest, preferred stock and shareholders’ equity	$1,587,080	$1,876,079

See accompanying notes.

iGATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months ended June 30,
	2013	2012
Cash Flows From Operating Activities:
Net income	$64,733	$41,191
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	17,866	26,730
Stock based compensation	3,360	5,475
Realized gain on investments	(25,969)	(8,497)
Loss on sale of investment in affiliate	0	551
Deferred gain (loss) on settled derivatives	(816)	15,793
Provision (recovery) for doubtful debts	(155)	328
Deferred income taxes	(168)	(5,898)
Amortization of debt issuance costs	7,442	3,063
Loss (gain) on sale of property and equipment	(2,240)	45
Deferred rent	23	(44)
Excess tax benefits related to stock option exercises	(387)	(318)
Changes in operating assets and liabilities:
Accounts receivables and unbilled revenue	(11,720)	(27,709)
Prepaid expenses and other assets	(9,137)	(6,081)
Accounts payable	16	7,765
Accrued and other liabilities	3,518	(28,801)
Deferred revenue	(3,602)	(4,781)

Net cash flows provided by operating activities	42,764	18,812

Cash Flows From Investing Activities:
Purchase of property and equipment	(17,163)	(9,002)
Proceeds from sale of property and equipment	2,536	12
Purchase of available-for-sale investments	(1,014,947)	(956,874)
Proceeds from maturities and sale of available-for-sale investments	1,254,207	961,314
Restricted cash	3,072	(26,349)
Receipts from lease deposits	0	2,430
Purchase of non controlling interests	(23,651)	(207,852)

Net cash flows provided by (used in) investing activities	204,054	(236,321)

Cash Flows From Financing Activities:
Payments on capital lease obligations	(364)	(219)
Proceeds from line of credit and term loans	41,000	225,500
Payments of line of credit and term loans	(269,500)	0
Payment of debt related costs	(2,394)	(2,453)
Proceeds from exercise of stock options	704	6,189
Excess tax benefits related to stock option exercises	387	318

Net cash flows provided by (used in) financing activities	(230,167)	229,335

Effect of exchange rate changes	2,807	(3,853)

Net change in cash and cash equivalents	19,458	7,973
Cash and cash equivalents, beginning of period	95,155	75,440

Cash and cash equivalents, end of period	$114,613	$83,413

See accompanying notes.

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

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

The accompanying balance sheet and financial information as of December 31, 2012 is derived from audited financial statements but does not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2012.

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

2.	Non Controlling Interest

In 2012, the Company announced an exit offer to the shareholders of iGATE Computer Systems Limited (“iGATE Computer”) (formerly known as Patni Computer Systems Limited) to tender their shares to the Company at any time from May 28, 2012 until May 27, 2013. Subsequent to the expiry of the exit offer period, the Company is not under an obligation to redeem the shares and accordingly the balance redeemable non-controlling interest has been cancelled.

On May 10, 2013, the High Court of Judicature at Mumbai, India, approved the merger of iGATE Computer with iGATE Global Solutions Limited (“iGATE Global”). Pursuant to the merger, shareholders of iGATE Computer who did not tender their shares during the exit period were issued iGATE Global shares in the ratio of five equity shares of iGATE Global for twenty two equity shares of iGATE Computer. As of June 30, 2013, the Company recorded non controlling interest at fair value amounting to $6.6 million for 0.2 million shares (including 0.02 million of vested options).

3.	Goodwill and Intangible Assets

The changes in the carrying value of goodwill for the six months ended June 30, 2013 (in thousands) are as follows:

Amount
Goodwill as of December 31, 2012	$493,141
Foreign currency translation effect	(36,421)

Goodwill as of June 30, 2013	$456,720

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

The following describes changes in the carrying value of intangibles for the six months ended June 30, 2013 (in thousands):

Amount
Intangible assets as of December 31, 2012	$144,428
Foreign currency translation effect	(10,218)
Amortization	(5,440)

Intangible assets as of June 30, 2013	$128,770

As of June 30, 2013, intangible assets were comprised of the following (in thousands):

Amount
Customer relationships	$189,844
Intellectual property rights	9,400
Foreign currency translation adjustments	(44,739)
Accumulated Amortization	(25,735)

Intangible assets as of June 30, 2013	$128,770

Intangible assets are amortized over the remaining weighted average period of 12.5 years. Intellectual property rights are amortized over a weighted average period of 4.0 years. Customer relationships are amortized over their remaining useful life of 12.9 years.

Amortization expenses related to identifiable intangible assets were $2.6 million and $3.1 million for the three months ended June 30, 2013 and 2012, respectively and $5.4 million and $5.9 million for the six months ended June 30, 2013 and 2012, respectively. Future estimated annual amortization is as follows (in thousands):

Amount
Remainder of 2013	5,270
2014	10,764
2015	11,232
2016	11,619
2017	11,256

4.	Series B Preferred Stock

On January 10, 2011, the Company entered into a securities purchase agreement, with Viscaria Limited, to raise equity financing to pay a portion of the cash consideration for the acquisition of iGATE Computer. Under the securities purchase agreement, the Company agreed to sell, in a private placement, up to 480,000 shares of newly designated 8.00% Series B Convertible Participating Preferred Stock, no par value per share (the “Series B Preferred Stock”), for an aggregate purchase price of up to $480 million. On February 1, 2011 and May 9, 2011, the Company issued 210,000 shares and 120,000 shares, respectively, of the Series B Preferred Stock for a consideration of $330 million.

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

JUNE 30, 2013

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

The Company incurred issuance costs amounting to $3.4 million which have been netted against the proceeds received from the issuance of Series B Preferred Stock. The Series B Preferred Stock is being accreted over a period of six years. The amount accreted totaled $0.1 million each during the three months ended June 30, 2013 and 2012 and $0.2 million each during the six months ended June 30, 2013 and 2012.

The Company is accruing for cumulative dividends at a rate of 8.00% per annum, compounded quarterly. The amount of dividends accrued was $7.8 million and $7.2 million during the three months ended June 30, 2013 and 2012, respectively, and $15.3 million and $14.2 million during the six months ended June 30, 2013 and 2012, respectively.

As of June 30, 2013 and 2012, the shares of Series B Preferred Stock are potentially convertible into 19.5 million and 18.0 million shares of common stock, respectively.

5.	Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (in thousands):

	As of
	June 30, 2013	December 31, 2012
Prepaid expenses	$8,051	$7,332
Advances	4,154	2,351
Debt issuance costs	7,026	8,113
Service tax receivable	13,354	11,659
Other current assets	3,427	2,255

	$36,012	$31,710

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

6.	Borrowings

Line of Credit

On February 21, 2011, the Company entered into an arrangement with a bank for availing an unsecured revolving working credit facility of $70 million at an annual interest rate of LIBOR plus 195 basis points. The interest rate was initially renewed on an annual basis and is now renewed periodically. This facility was renewed and the interest rate was changed to LIBOR plus 115 basis points with effect from March 25, 2013. As of June 30, 2013, the Company had borrowed $52 million under this line of credit at a weighted average interest rate of 1.4%. Interest expense for the three months ended June 30, 2013 and 2012 was $0.20 million and $0.06 million, respectively and interest expense for six months ended June 30, 2013 and 2012 was $0.40 million and $0.23 million, respectively.

On May 10, 2011, the Company entered into a credit agreement with a bank for revolving credit commitments in an aggregate principal U.S. Dollar equivalent of $50 million, maturing on May 10, 2016. The proceeds are to be used for working capital and other general corporate purposes. This facility carries an interest rate of LIBOR plus 280 basis points. As of June 30, 2013, the Company had borrowed $25 million under this revolving credit arrangement at an interest of 3.0%. Interest expense for each of the three months ended June 30, 2013 and 2012 was $0.04 and interest expense for six months ended June 30, 2013 and 2012 was $0.3 million and $0.08 million, respectively.

As of June 30, 2013, the Company has a line of credit facility of approximately $10.3 million with a bank for requirements such as pre and post shipment loans, export bill discounting, overdrafts, working capital demand loans and financial and performance guarantees. This facility bears interest in accordance with rates negotiated with the bank from time to time. This facility is secured by the Company’s accounts receivables, and amounts outstanding are payable on demand to the bank upon breach of the terms and conditions of the credit facility letter. As of June 30, 2013, $9.6 million was unutilized under this line of credit facility and the amount utilized was availed in the form of a bank guarantee.

Term Loans

On April 3, 2012, Pan-Asia iGATE Solutions (“Pan-Asia”) entered into an agreement for a secured term loan facility with DBS Bank LTD., Singapore, as an administrative agent, in an aggregate principal U.S. Dollar equivalent of $265 million maturing on June 8, 2014. This facility was guaranteed by the Company and several of its 100% owned subsidiaries and was undertaken to finance Pan-Asia’s purchase of the remaining publicly traded equity shares of iGATE Computer. As of June 30, 2013, Pan-Asia repaid the term loan amount along with the bank guarantee and has no outstanding amount under this term loan facility. In connection with the term loan, the Company recorded an interest expense of $0.8 million and $2.5 million for the three and six months ended June 30, 2013 and $1.7 million each for the three and six months ended June 30, 2012. The Company incurred debt issuance costs of $4.8 million of which the amount amortized was $3.3 million and $4.0 million for the three and six months ended June 30, 2013, respectively and $0.2 million for each of the three and six months ended June 30, 2012. The Company repaid the term loan facility during the second quarter 2013 and expensed all unamortized debt issue costs.

On August 29, 2012, iGATE Technologies Inc (“iTI”), borrowed $70 million from a bank to finance the purchase of iGATE Americas Inc (“iAI”). The loan matures on February 28, 2014, is repayable over a period of 18 months and currently carries an interest rate of LIBOR plus 280 basis points payable at the end of each interest period. The loan documents contain customary representations and warranties, events of default and affirmative and negative covenants, and the loan is guaranteed by the Company and several of its 100% owned domestic subsidiaries. As of June 30, 2013, the interest rate was 3.0% and the Company recorded an interest expense for $0.5 million and $1.0 million for the three and six months ended June 30, 2013, respectively. In connection with this term loan, the Company incurred debt issuance costs of $0.8 million of which $0.3 million is accounted for as part of prepaid expenses and other current assets. These costs are being amortized to interest expense over the respective term of the loan using the effective interest method. The amount amortized was $0.1 million and $0.3 for the three and six months ended June 30, 2013, respectively.

As of June 30, 2013, the Company was in compliance with all covenants associated with the aforementioned borrowings.

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

7.	Senior notes

On April 29, 2011, the Company sold $770 million of 9.0% senior notes due May 1, 2016 (the “Notes”) through a private placement transaction exempt from the registration requirements of the Securities Act of 1933, pursuant to an Indenture (the “Indenture”) by and among the Company, iTI., and the trustee, as supplemented by the Supplemental Indenture dated as of May 12, 2011, by and among the Company, iTI., iGATE Holding Corporation, iGATE Inc. and the trustee. The interest is payable semiannually in cash in arrears on May 1 and November 1 of each year, beginning on November 1, 2011. The Notes are senior unsecured obligations of the Company, guaranteed by the Company’s domestic 100% owned subsidiaries, as identified in Note 19, with exceptions considered customary for such guarantees under which a subsidiary’s guarantee would terminate. In accordance with the terms of the second supplemental indenture dated September 30, 2012, iAI, a 100% owned domestic subsidiary of iTI, was included as a guarantor to the senior notes with effect from September 1, 2012. Subsequently on December 31, 2012, as part of an integration process, iAI along with Patni Telecom Inc. (“PTS”), were merged into iTI.

The terms of the Indenture governing the Notes, among other things, limits the ability of the Company and its restricted subsidiaries to (i) incur additional indebtedness or issue certain preferred stock; (ii) pay dividends on, or make distributions in respect of, their capital stock or repurchase their capital stock; (iii) make certain investments or other restricted payments; (iv) sell certain assets; (v) create liens or use assets as security in other transactions; (vi) merge, consolidate or transfer or dispose of substantially all of their assets; and (vii) engage in certain transactions with affiliates. These covenants are subject to a number of important limitations and exceptions that are described in the Indenture. The Indenture also contains certain financial covenants relating to Consolidated Priority Debt Leverage Ratio and a Fixed Charge Coverage Ratio that the Company must comply with, when any of the above events occur. As of June 30, 2013, no such events have occurred.

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

On December 13, 2011, the Company issued a prospectus made pursuant to a Registration Rights Agreement which granted the initial purchasers and any subsequent holders of the Notes certain exchange and registration rights. The exchange offer was completed and, as of February 14, 2012, all the Notes were tendered by the Note holders. These notes are now tradeable.

As of June 30, 2013, the amortizable debt issuance cost was $20.9 million, of which $6.7 million is accounted for as part of prepaid expenses and other current assets and $14.2 million as part of deposits and other assets. These costs are being amortized to interest expense over the balance period of approximately three years using the effective interest method. The amount amortized was $1.6 million and $1.4 million for the three months ended June 30, 2013 and 2012, respectively, and $3.1 million and $2.8 million for the six months ended June 30, 2013 and 2012, respectively. Interest expense (including amortized debt issue costs) for the three months ended June 30, 2013 and 2012 was $18.9 million and $18.7 million, respectively, and interest expense for the six months ended June 30, 2013 and 2012 was $37.8 million and $37.5 million, respectively.

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

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

The Company uses the estimated annual effective tax rate method in computing its interim tax provision. Certain items, including those deemed to be unusual, infrequent or that cannot be reliably estimated, are excluded from the estimated annual effective tax rate. In these cases, the actual tax expense or benefit applicable to those items is treated discretely, and is reported in the same period as the related item. The Company’s effective tax rate (“ETR”) was 33.2% and 31.5% for the three and six months ended June 30, 2013, respectively. For the three and six months ended June 30, 2012, the Company’s ETR was 26.9% and 27.4%, respectively.

The difference in the effective tax rate as compared to the U.S. statutory rate of 35.0% is primarily attributable to the tax holiday benefits enjoyed by the Company.

Under the Indian Income-tax Act, 1961, iGATE Global is eligible to claim income tax holiday on profits derived from the export of software services from divisions registered under Special Economic Zones (“SEZs”) arrangements. Profits derived from the export of software services from these divisions registered under the SEZ scheme are eligible for a 100% tax holiday during the initial five consecutive assessment years followed by 50% for the subsequent ten consecutive assessment years from the date of commencement of operations by the respective SEZ. Effective April 1, 2013, one of the divisions registered under SEZ scheme has completed its first five years of 100% tax holiday and would be claiming 50% of tax holiday for the next ten years.

For the three months ended June 30, 2013 and 2012, the tax holiday benefits were $2.2 million and $1.2 million, respectively, when calculated at the statutory U.S. rate. For the six months ended June 30, 2013 and 2012, the tax holiday resulted in income tax benefits of $4.5 million and $3.5 million, respectively, when calculated at the statutory U.S. rate. This SEZ tax holiday will begin to expire from March 2023.

There has been no material movements in the ASC 740-10 reserves during the quarter.

The Company recognizes interest and penalties related to uncertain tax positions in other income. As of June 30, 2013, the Company had $1.2 million of accrued interest related to uncertain tax positions.

As of June 30, 2013, the Company had $22.4 million of gross unrecognized tax benefits of which $17.9 million (net unrecognized tax benefits) would affect the effective tax rate, if recognized. Although it is difficult to anticipate the final outcome on timing of resolution of any particular uncertain tax position, the Company believes that the total amount of unrecognized tax benefits will be decreased by approximately $7.2 million during the next twelve (12) months due to the expiration of the statute of limitations.

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

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

JUNE 30, 2013

Earnings per share for the common stock, unvested restricted stock and Series B Preferred Stock under the two class method are presented below (dollars and shares in thousands, except per share data):

		Three Months Ended June 30,		Six Months Ended June 30,
		2013	2012	2013	2012
Net income attributable to iGATE common shareholders		$22,101	$5,377	$49,246	$22,352
Add: Dividend on Series B Preferred Stock		7,752	7,172	15,252	14,171

		29,853	12,549	64,498	36,523
Less: Dividends on
Series B Preferred Stock	[A]	7,752	7,172	15,252	14,171

Undistributed Income		$22,101	$5,377	$49,246	$22,352

Allocation of Undistributed Income:
Common stock	[B]	16,479	4,086	36,718	16,984
Unvested restricted stock	[C]	6	3	14	13
Series B Preferred Stock	[D]	5,616	1,288	12,514	5,355

		$22,101	$5,377	$49,246	$22,352

Shares outstanding for allocation of undistributed income:
Common stock		57,301	57,227	57,301	57,227
Unvested restricted stock		23	45	23	45
Series B Preferred Stock		19,529	18,045	19,529	18,045

		76,853	75,317	76,853	75,317

Weighted average shares outstanding:
Common stock	[E]	57,288	57,163	57,403	56,978
Unvested restricted stock	[F]	23	45	23	45
Series B Preferred Stock	[G]	19,529	18,045	19,529	18,045

		76,840	75,253	76,955	75,068

Weighted average common stock outstanding		57,288	57,163	57,403	56,978
Dilutive effect of stock options and restricted shares outstanding		1,611	1,569	1,683	1,636

Dilutive weighted average shares outstanding	[H]	58,899	58,732	59,086	58,614

Distributed earnings per share:
Series B Preferred Stock	[I=A/G]	$0.40	$0.40	$0.79	$0.79
Undistributed earnings per share:
Common stock	[J=B/E]	$0.29	$0.07	$0.65	$0.30
Unvested restricted stock	[K=C/F]	$0.29	$0.07	$0.65	$0.30
Series B Preferred Stock	[L=D/G]	$0.29	$0.07	$0.65	$0.30
Basic earnings per share from operations:
Common stock	[J]	$0.29	$0.07	$0.65	$0.30
Unvested restricted stock	[K]	$0.29	$0.07	$0.65	$0.30
Series B Preferred Stock	[I+L]	$0.69	$0.47	$1.44	$1.09
Diluted earnings per share from operations	[[B+C]/H]	$0.28	$0.07	$0.62	$0.29

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

The number of outstanding options to purchase common shares for which the option exercise prices exceeded the average market price of the common shares aggregated 1.1 million and 0.5 million shares for the three months ended June 30, 2013 and 2012, respectively, and 0.9 million and 0.4 million shares for the six months ended June 30, 2013 and 2012, respectively. These options were excluded from the computation of diluted earnings per share under the treasury stock method. The number of shares of outstanding Series B Preferred Stock for which the earnings per share exceeded the earnings per share of common stock aggregated to 19.5 million and 18.0 million for the three and six months ended June 30, 2013 and 2012, respectively. These shares were excluded from the computation of diluted earnings per share as they were anti-dilutive.

10.	Investments

Short term investments comprise the following (in thousands):

	As of June 30, 2013
	Carrying Value	Unrealized Gain	Unrealized Loss		Fair Value
Mutual Funds
Liquid mutual funds	$177,123	$1,986	$(3,934	)*	$175,175
Fixed maturity plan funds	0	0	0		0
Certificate of deposits with banks and others	0	0	0		0
Fixed deposits with banks	100,008	0	0		100,008

	$277,131	$1,986	$(3,934)		$275,183

	As of December 31, 2012
	Carrying Value	Unrealized Gain	Unrealized Loss	Fair Value
Mutual Funds
Liquid mutual funds	$458,310	$8,158	$0	$466,468
Fixed maturity plan funds	3,637	315	0	3,952
Certificate of deposits with banks and others	37,158	3,238	0	40,396
Fixed deposits with banks	0	0	0	0

	$499,105	$11,711	$0	$510,816

Contractual maturities of short-term and other investments in available for sale securities as of June 30, 2013 was as follows (in thousands):

As of June 30, 2013
Due within one year	$275,183

*	represents the changes in the fair value attributable to the risk being hedged and is recognized in the consolidated statements of income (also see note 12).

Realized gains and losses on the cost of securities sold or disposed is determined on First in First out (“FIFO”) method. The proceeds from maturities and sales of available for sale securities amounted to $1.25 billion and $0.96 billion for the six months ended June 30, 2013 and 2012, respectively.

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

Dividends from available for sale securities and gross realized gains and losses on sale of available for sale securities are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Dividends	$0	$17	$0	$5,378
Gross realized gains	10,692	6,676	25,969	9,171
Gross realized losses	0	(9)	0	(674)

	$10,692	$6,684	$25,969	$13,875

The changes in the unrealized gain, net, on marketable securities carrying value for the three and six months ended June 30, 2013 and 2012 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Unrealized gain on marketable securities at the beginning of the period	$7,509	$3,285	$11,711	$2,926
Reclassification of gain into earnings on maturity	(10,692)	(6,667)	(25,969)	(8,497)
Net unrealized gain due to changes in the fair value	5,169	8,678	16,244	10,867

Unrealized gain on marketable securities at the end of the period	$1,986	$5,296	$1,986	$5,296

11.	Accumulated Other Comprehensive Loss

The following table summarizes the gross reclassifications out of accumulated other comprehensive income for the three months ended June 30, 2013 and 2012 (in thousands):

Accumulated Other Comprehensive Income - Components	Amount reclassified from Accumulated Other Comprehensive Income		Line item in Statement of Income
	Three months ended June 30, 2013	Three months ended June 30, 2012
Unrealized gain on marketable securities	$10,692	$6,667	Other Income, net
Unrealized gain (loss) on cash flow hedges	$513	$(10,581)	Foreign exchange gain (loss), net
Actuarial gain (loss) relating to defined benefit plan	$31	$(7)	Cost of Revenue

The following table summarizes the gross reclassifications out of accumulated other comprehensive income for the six months ended June 30, 2013 and 2012 (in thousands):

Accumulated Other Comprehensive Income - Components	Amount reclassified from Accumulated Other Comprehensive Income		Line item in Statement of Income
	Six months ended June 30, 2013	Six months ended June 30, 2012
Unrealized gain on marketable securities	$25,969	$8,497	Other Income, net
Unrealized gain (loss) on cash flow hedges	$2,550	$(16,588)	Foreign exchange gain (loss), net
Actuarial gain (loss) relating to defined benefit plan	$5	$5	Cost of Revenue

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

The following table summarizes the tax benefit (expense) on the reclassifications out of accumulated other comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Tax expense on gains on marketable securities reclassified into earnings	$2,994	$1,670	$7,274	$2,130
Tax expense (benefit) on gains (losses) on cash flow hedges reclassified into earnings	$144	$(2,627)	$715	$(4,125)
Tax expense (benefit) on gains (losses) on defined benefit plan reclassified into earnings	$8	$(2)	$1	$1

The changes in the balances of accumulated other comprehensive income, by component are summarized as follows:

	As of June 30, 2013
	Unrealized gain on Marketable securities	Unrealized gain (loss) on cash flow hedges	Actuarial gain (loss) relating to defined benefit plan	Foreign currency translation	Total
Beginning balance, before tax	$11,711	$629	$(192)	$(283,180)	$(271,032)
Amount of gain (loss) recognized in other comprehensive income	16,244	(3,066)	870	(72,007)	(57,959)
Less: Amounts of gain (loss) reclassified from accumulated other comprehensive income	25,969	2,550	5	0	28,524

Current-period other comprehensive income	(9,725)	(5,616)	865	(72,007)	(86,483)

Ending balance, before tax	1,986	(4,987)	673	(355,187)	(357,515)
Tax on the above	(461)	1,497	(226)	0	810

Ending balance, net of tax	$1,525	$(3,490)	$447	$(355,187)	$(356,705)

	As of December 31, 2012
	Unrealized gain on Marketable securities	Unrealized gain (loss) on cash flow hedges	Actuarial gain (loss) relating to defined benefit plan	Foreign currency translation	Total
Beginning balance, before tax	$2,926	$(31,121)	$56	$(238,491)	$(266,630)
Amount of gain (loss) recognized in other comprehensive income	29,549	409	(225)	(44,689)	(14,956)
Less: Amounts of gain (loss) reclassified from accumulated other comprehensive income	20,764	(31,341)	23	0	(10,554)

Current-period other comprehensive income	8,785	31,750	(248)	(44,689)	(4,402)

Ending balance, before tax	11,711	629	(192)	(283,180)	(271,032)
Tax on the above	(3,436)	(184)	69	0	(3,551)

Ending balance, net of tax	$8,275	$445	$(123)	$(283,180)	$(274,583)

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

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

As of June 30, 2013, the Company has foreign exchange forward contracts outstanding for $65.5 million entered to sell INR 3,845.3 million to hedge the risk of changes in the foreign exchange rates on its foreign currency denominated investments classified as available-for-sale securities. Of these forward contracts, contracts amounting to $65.0 million qualify as effective fair value hedges for the foreign currency denominated investments of $65.0 million. Hedge effectiveness assessment for these forward contracts is done on the basis of spot to spot changes in foreign exchange rates. Accordingly, as per ASC 320 and 815, the changes in the fair value of the available-for-sale security amounting to unrealized loss of $3.9 million attributable to the risk being hedged is recognized in the consolidated statements of income along with unrealized gain of $3.8 million on the above designated foreign exchange forward contract. The unrealized loss on the fair value investment and the gain on forward contract is recognized as part of foreign exchange gain or loss in the consolidated statements of income. Time value component of these forward contracts is excluded from the effectiveness assessment and changes in this component is recognized as part of foreign exchange gain/(loss) in the consolidated statements of income.

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

The following table presents the aggregate contracted principal amounts of the Company’s foreign exchange derivative contracts:

OUTSTANDING CASH FLOW HEDGE TRANSACTIONS QUALIFYING FOR HEDGE ACCOUNTING (in thousands)

	As of
	June 30, 2013	December 31, 2012
Foreign Exchange Forward Contracts USD	$125,300	$167,000
Foreign Exchange Forward Contracts CAD	$18,600	$30,663
Foreign Exchange Forward Contracts GBP	$3,049	$8,082

OUTSTANDING HEDGE TRANSACTIONS NOT QUALIFYING FOR HEDGE ACCOUNTING (in thousands)

	As of
	June 30, 2013	December 31, 2012
Foreign Exchange Option Contracts USD	$0	$5,000
Foreign Exchange Forward Contracts USD	$64,400	$64,150
Foreign Exchange Forward Contracts JPY	$0	$3
Foreign Exchange Forward Contracts GBP	$6,098	$8,566
Foreign Exchange Forward Contracts CAD	$5,723	$0
Foreign Exchange Forward Contracts INR	$2,433	$0

The foreign exchange derivative contracts mature generally within twelve (12) months.

The effect of derivative instruments on the Condensed Consolidated Statements of Income for the three months ended June 30, 2013 (in thousands):

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) recognized in OCI on Derivative		Location of Gain (Loss) reclassified from Accumulated OCI into Income	Amount of Gain (Loss) reclassified from Accumulated OCI into Income	Location of Gain (Loss) recognized in Income on Derivative	Amount of Gain (Loss) recognized in Income on Derivative
	(Effective Portion) June 30, 2013		(Effective Portion) June 30, 2013		(Ineffective Portion and amount excluded from effectiveness testing) June 30, 2013

Foreign Exchange Contracts	$(9,413	)*	Foreign exchange gain (loss), net	$513	Foreign exchange gain (loss), net	$38

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

The effect of derivative instruments on the Condensed Consolidated Statements of Income for the six months ended June 30, 2013 (in thousands):

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) recognized in OCI on Derivative		Location of Gain (Loss) reclassified from Accumulated OCI into Income	Amount of Gain (Loss) reclassified from Accumulated OCI into Income	Location of Gain (Loss) recognized in Income on Derivative	Amount of Gain (Loss) recognized in Income on Derivative
	(Effective Portion) June 30, 2013		(Effective Portion) June 30, 2013		(Ineffective Portion and amount excluded from effectiveness testing) June 30, 2013

Foreign Exchange Contracts	$(3,066	)*	Foreign exchange gain (loss), net	$2,550	Foreign exchange gain (loss), net	$837

*	Includes deferred gain on settled rollover derivatives amounting to $0.01 million and $0.61 million for three and six months ended June 30, 2013 respectively.

The effect of derivative instruments on the Condensed Consolidated Statements of Income for the three months ended June 30, 2012 (in thousands):

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) recognized in OCI on Derivative		Location of Gain (Loss) reclassified from Accumulated OCI into Income	Amount of Gain (Loss) reclassified from Accumulated OCI into Income	Location of Gain (Loss) recognized in Income on Derivative	Amount of Gain (Loss) recognized in Income on Derivative
	(Effective Portion) June 30, 2012		(Effective Portion) June 30, 2012		(Ineffective Portion and amount excluded from effectiveness testing) June 30, 2012

Foreign Exchange Contracts	$(14,911	)*	Foreign exchange gain (loss), net	$(10,581)	Foreign exchange gain (loss), net	$(4,125)

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

The effect of derivative instruments on the Condensed Consolidated Statements of Income for the six months ended June 30, 2012 (in thousands):

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) recognized in OCI on Derivative		Location of Gain (Loss) reclassified from Accumulated OCI into Income	Amount of Gain (Loss) reclassified from Accumulated OCI into Income	Location of Gain (Loss) recognized in Income on Derivative	Amount of Gain (Loss) recognized in Income on Derivative
	(Effective Portion) June 30, 2012		(Effective Portion) June 30, 2012		(Ineffective Portion and amount excluded from effectiveness testing) June 30, 2012

Foreign Exchange Contracts	$(3,237	)*	Foreign exchange gain (loss), net	$(16,588)	Foreign exchange gain (loss), net	$(6,972)

*	Includes deferred loss on settled rollover derivatives amounting to $0.9 million and gain of $6.9 million for three months and six months ended June 30, 2012 respectively.

Derivatives not designated as hedging instruments (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Statement of Income
Foreign exchange gain (loss), net	$(6,347)	$(13,162)	$(3,318)	$(5,181)

These foreign exchange derivative contracts were entered into to hedge the fluctuations in foreign exchange rates for recognized balance sheet items such as inter-company receivables and end customer receivables and were not originally designated as hedges. Realized gains (losses) and changes in the fair value of these foreign exchange derivative contracts are recorded in foreign exchange gains (losses), net in the condensed consolidated statements of income.

Information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheets (in thousands):

Derivative Instruments – Foreign Exchange Derivative Contracts		As of June 30, 2013	As of December 31, 2012
Balance Sheet Location	Designated/ Not Designated	Fair Value	Fair Value
Current Assets	Designated	$4,208	$780
	Not Designated	$1,391	$2

Current liabilities	Designated	$5,349	$607
	Not Designated	$0	$6,909

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

The estimated amount of existing losses, net of taxes, as of June 30, 2013 that is expected to be reclassified from accumulated other comprehensive income into earnings within the next 12 months is $3.5 million.

Certain foreign exchange derivative contracts of the Company are subject to master netting arrangements with its counterparties. However, the Company has elected to present the foreign exchange derivative assets and liabilities on a gross basis in its Condensed Consolidated Balance Sheets without offsetting its foreign exchange derivative assets and liabilities. As of June 30, 2013, the potential effect of rights of set off associated with the above foreign exchange derivative contracts would be an offset of net liabilities by $0.54 million, resulting in lower net foreign exchange derivative assets and foreign exchange derivative liabilities of $5.06 million and $4.81 million, respectively. As of December 31, 2012, the potential effect of rights of set off associated with the above foreign exchange derivative contracts would be an offset of net liabilities by $0.10 million, resulting in lower net foreign exchange derivative assets and foreign exchange derivative liabilities of $0.68 million and $7.41 million, respectively.

The Company mitigates the credit risk of these foreign exchange derivative contracts by transacting with highly rated counterparties in India which are major banks. As of June 30, 2013, the Company has evaluated the credit and non-performance risks associated with the counterparties and believes that the impact of the credit risk associated with the outstanding derivatives was insignificant.

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

JUNE 30, 2013

Investments and Foreign exchange derivative contracts, as disclosed in Note 10 and 12, which are measured at fair value are summarized below (in thousands):

	June 30, 2013	Fair Value measurement at reporting date using
Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets

Current Assets:
Short term investments:
a) Liquid mutual fund units	$175,175	$175,175	$0	$0
b) Fixed maturity fund units	0	0	0	0
c) Certificate of Deposits with banks and others	0	0	0	0
d) Fixed deposits with banks	100,008	100,008	0	0
Foreign exchange derivative contracts	5,599	0	5,599	0

Total current assets	$280,782	$275,183	$5,599	$0

Liabilities

Current Liabilities:
Foreign exchange derivative contracts	$5,349	$0	$5,349	$0

Total current liabilities	$5,349	$0	$5,349	$0

	December 31, 2012	Fair Value measurement at reporting date using
Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets

Current Assets:
Short term investments:
a) Liquid mutual fund units	$466,468	$466,468	$0	$0
b) Fixed maturity fund units	3,952	0	3,952	0
c) Certificate of Deposits with banks and others	40,396	0	40,396	0
d) Fixed deposits with banks	0	0	0	0
Foreign exchange derivative contracts	782	0	782	0

Total current assets	$511,598	$466,468	$45,130	$0

Liabilities

Current Liabilities:
Foreign exchange derivative contracts	$7,516	$0	$7,516	$0

Total current liabilities	$7,516	$0	$7,516	$0

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

14.	Employee Benefits

Defined Contribution Plan

The Company’s eligible employees in India participate in the Employees’ Provident Fund (the “Provident Fund”), which is a defined contribution plan. The employee and the Company make monthly contributions of a specified percentage of salary to the Provident Fund, which is administered by the prescribed authority in India. The aggregate contributions along with interest thereon can be withdrawn on retirement, death, incapacitation or termination of employment. The Company’s contribution to the Provident Fund for the three months ended June 30, 2013 and 2012 was $2.2 million and $2.1 million, respectively. The Company’s contribution to the Provident Fund for the six months ended June 30, 2013 and 2012 was $4.3 million and $4.2 million, respectively.

401(k) Plan

Eligible United States employees of the Company participate in an employee retirement savings plan (the “Plan”) under Section 401(k) of the United States Internal Revenue Code. The Plan allows for employees to defer a portion of their annual earnings on a pre-tax basis through voluntary contributions to the Plan. The Plan does not provide for any matching contribution from the Company.

Defined Benefit Plan

The Company provides for gratuity, a defined benefit retirement plan covering eligible employees in India. The plan provides a lump sum payment to the vested employees at retirement, death, incapacitation or termination of employment, subject to a specified period of service based on the respective employee’s salary and tenure of service. Liabilities with regard to the plan are determined by actuarial valuation.

The following table sets forth the net periodic cost recognized by the Company in respect of the Plan (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net periodic plan cost
Service cost	$494	$861	$1,292	$1,494
Interest cost	345	260	676	556
Expected return on plan asset	(224)	(188)	(459)	(401)
Recognized net actuarial loss	3	13	(5)	3

Net periodic plan cost for the period	$618	$946	$1,504	$1,652

Other Pension Benefits

One of the former founder directors of iGATE Computer (currently merged with iGATE Computer), is entitled to receive pension benefits upon retirement or on termination from employment at the rate of 50% of his last drawn monthly salary. The payment of pension will start when he reaches the age of 65. The Company has invested in a plan with Life insurance Corporation of India which will mature at the time this founder director reaches the age of 65. Since the Company is obligated to fund the shortfall, if any, between the annuity payable and the value of the plan asset, the pension liability is actuarially valued at each balance sheet date.

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

15.	Share-based compensation

During the three and six months ended June 30, 2013, the Company granted 527,445 and 571,445 options, respectively, and 601,445 and 723,062 stock awards, respectively. During the three and six months ended June 30, 2012, the Company granted 462,000 and 502,000 options, respectively, and 643,750 and 688,750 stock awards, respectively.

Share-based compensation expense recorded in income from operations during the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Share-based compensation recorded in
Cost of revenues	$1,441	$850	$2,778	$1,541
Selling, general and administrative expense	1,799	1,813	3,587	3,934

	$3,240	$2,663	$6,365	$5,475

During the three and six months ended June 30, 2013, the Company issued 0.0 million and 0.3 million shares, respectively, upon exercise of stock options and awards. During the three and six months ended June 30, 2012, the Company issued 0.3 million and 0.5 million shares, respectively, upon exercise of stock options and awards.

16.	Other income

Components of other income for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Investment income	$10,692	$6,684	$25,969	$13,875
Interest income	577	663	2,281	1,534
Gain (loss) on sale of fixed assets	2,266	(7)	2,240	(45)
Forfeiture of vested stock options	3,005	0	3,005	0
Other	877	256	1,202	(204)

Other income, net	$17,417	$7,596	$34,697	$15,160

Forfeiture of vested stock options represents the reversal of stock based compensation expense pursuant to the claw back feature that was triggered in connection with the termination of the Company’s former Chief Executive Officer.

17.	Concentration of revenues

The following is a concentration of revenues greater than 10% by customer for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
General Electric Company	13%	13%	13%	13%
Royal Bank of Canada	11%	10%	11%	10%

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

18.	Segment Information

The Company’s Chief Executive Officer, who is the chief decision making officer, determined that the business will be operated and managed as a single segment. As a result, segment information is not presented.

19.	Guarantor Subsidiaries - Supplemental condensed consolidating financial information

In connection with the acquisition of iGATE Computer, the Company issued the Notes which are the senior unsecured obligations of the Company. The Notes are guaranteed by the Company’s 100% owned domestic subsidiaries iTI, iGATE Inc., and iGATE Holding Corporation (collectively, the “Guarantors”). In accordance with the terms of the second supplemental indenture dated September 30, 2012, iAI was included as a guarantor to the Notes with effect from September 1, 2012. Subsequently on December 31, 2012, as part of an integration process, iAI along with PTS, were merged into iTI. The Company has not included separate financial statements of the Guarantors because they are 100% owned by the Company, the guarantees issued are full and unconditional, and the guarantees are joint and several. There are customary exceptions in the Indenture under which a subsidiary’s guarantee would terminate namely:

•	a permitted sale or other disposition by a guarantor of all or substantially all of its assets.

•	the designation or classification of a guarantor as an unrestricted subsidiary pursuant to the indenture governing the guarantees.

•	defeasance or discharge of the Notes.

•	the release of a guarantor due to the operation of the definition of “Immaterial Subsidiary” in the documents governing the guarantees; or

•	the Notes’ achievement of investment grade status.

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

Condensed consolidating financial information for the Company and the Guarantors are as follows (in thousands):

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2013

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$0	$16,870	$97,743	$0	$114,613
Restricted cash	0	0	0	0	0
Short-term investments	0	0	275,183	0	275,183
Accounts receivable, net	0	80,984	69,958	0	150,942
Unbilled revenues	0	43,008	46,231	0	89,239
Prepaid expenses and other current assets	6,740	5,458	23,814	0	36,012
Prepaid income taxes	0	7,205	1,146	0	8,351
Deferred tax assets	0	5,251	11,563	0	16,814
Foreign exchange derivative contracts	0	0	5,599	0	5,599
Receivable from group companies	8,570	0	44,639	(53,209)	0

Total current assets	15,310	158,776	575,876	(53,209)	696,753
Investment in subsidiaries	460,955	1,055,204	0	(1,516,159)	0
Inter-corporate loan	770,000	2,465	0	(772,465)	0
Deposits and other assets	14,165	1,035	6,836	0	22,036
Prepaid income taxes	0	793	27,055	0	27,848
Property and equipment, net	0	1,989	158,054	0	160,043
Leasehold land	0	0	79,944	0	79,944
Deferred tax assets	0	14,966	0	0	14,966
Goodwill	0	1,026	455,694	0	456,720
Intangible assets, net	0	165	128,605	0	128,770
Total assets	$1,260,430	$1,236,419	$1,432,064	$(2,341,833)	$1,587,080

LIABILITIES, REDEEMABLE NON CONTROLLING INTEREST, PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$0	$1,441	$5,987	$0	$7,428
Line of credit	0	25,000	52,000	0	77,000
Term loans	0	70,000	0	0	70,000
Accrued payroll and related costs	0	15,019	32,877	0	47,896
Other accrued liabilities	11,550	25,525	49,044	0	86,119
Accrued income taxes	0	1,938	2,153	0	4,091
Foreign exchange derivative contracts	0	0	5,349	0	5,349
Deferred revenue	0	4,073	9,552	0	13,625
Payable to group companies	0	53,209	0	(53,209)	0

Total current liabilities	11,550	196,205	156,962	(53,209)	311,508
Other long-term liabilities	0	1,515	870	0	2,385
Senior notes	770,000	0	0	0	770,000
Term loans	0	0	0	0	0
Accrued income taxes	0	650	18,389	0	19,039
Intercompany loan	0	770,000	2,465	(772,465)	0
Deferred tax liabilities	0	0	42,721	0	42,721

Total liabilities	781,550	968,370	221,407	(825,674)	1,145,653

Redeemable non controlling interest	0	0	0	0	0
Series B Preferred stock	393,961	0	0	0	393,961
iGATE Corporation shareholders’ equity:
Common shares	589	330,000	53,430	(383,430)	589
Common shares held in treasury, at cost	(14,714)	0	0	0	(14,714)
Additional paid-in capital	203,350	6,258	1,114,736	(1,132,729)	191,615
Retained earnings	(104,306)	(68,306)	392,733	0	220,121
Accumulated other comprehensive loss	0	97	(356,802)	0	(356,705)

Total iGATE Corporation shareholder’s equity	84,919	268,049	1,204,097	(1,516,159)	40,906
Non controlling interest	0	0	6,560	0	6,560

Total equity	84,919	268,049	1,210,657	(1,516,159)	47,466
Total liabilities, redeemable non controlling interest, preferred stock and shareholders’ equity	$1,260,430	$1,236,419	$1,432,064	$(2,341,833)	$1,587,080

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THREE MONTHS ENDED JUNE 30, 2013

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues	$0	$170,922	$180,529	$(68,183)	$283,268
Cost of revenues (exclusive of depreciation and amortization)	0	130,013	113,941	(68,183)	175,771

Gross margin	0	40,909	66,588	0	107,497
Selling, general and administrative expense	0	16,857	32,493	0	49,350
Depreciation and amortization	0	307	8,288	0	8,595

Income from operations	0	23,745	25,807	0	49,552
Interest expense	(18,909)	(620)	(4,583)	0	(24,112)
Foreign exchange gain (loss), net	0	(61)	2,044	0	1,983
Other income (expense), net	17,325	(14,296)	14,388	0	17,417

Income before income taxes	(1,584)	8,768	37,656	0	44,840
Income tax expense (benefit)	0	(43)	14,910	0	14,867

Net income (loss)	(1,584)	8,811	22,746	0	29,973
Non controlling interest	0	0	0	0	0

Net income (loss) attributable to iGATE Corporation	(1,584)	8,811	22,746	0	29,973
Accretion to preferred stock	120	0	0	0	120
Preferred dividend	7,752	0	0	0	7,752

Net income (loss) attributable to iGATE common shareholders	$(9,456)	$8,811	$22,746	$0	$22,101

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THREE MONTHS ENDED JUNE 30, 2012

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues	$0	$59,610	$248,596	$(40,213)	$267,993
Cost of revenues (exclusive of depreciation and amortization)	0	41,799	166,096	(40,213)	167,682

Gross margin	0	17,811	82,500	0	100,311
Selling, general and administrative expense	0	(1,501)	42,364	0	40,863
Depreciation and amortization	0	43	11,402	0	11,445

Income from operations	0	19,269	28,734	0	48,003
Interest expense	0	(42)	(20,990)	0	(21,032)
Foreign exchange loss, net	0	(13)	(17,258)	0	(17,271)
Other income (expense), net	17,325	(17,325)	7,596	0	7,596

Income before income taxes	17,325	1,889	(1,918)	0	17,296
Income tax expense (benefit)	0	750	3,899	0	4,649

Net income (loss)	17,325	1,139	(5,817)	0	12,647
Non controlling interest	0	0	0	0	0

Net income (loss) attributable to iGATE Corporation	17,325	1,139	(5,817)	0	12,647
Accretion to preferred stock	98	0	0	0	98
Preferred dividend	7,172	0	0	0	7,172

Net income (loss) attributable to iGATE common shareholders	$10,055	$1,139	$(5,817)	$0	$5,377

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR SIX MONTHS ENDED JUNE 30, 2013

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues	$0	$328,099	$359,616	$(129,529)	$558,186
Cost of revenues (exclusive of depreciation and amortization)	0	245,097	230,442	(129,529)	346,010

Gross margin	0	83,002	129,174	0	212,176
Selling, general and administrative expense	0	32,140	60,002	0	92,142
Depreciation and amortization	0	634	17,232	0	17,866

Income from operations	0	50,228	51,940	0	102,168
Interest expense	(37,755)	(1,692)	(7,322)	0	(46,769)
Foreign exchange gain (loss), net	0	(189)	4,653	0	4,464
Other income (expense), net	34,650	(31,745)	31,792	0	34,697

Income before income taxes	(3,105)	16,602	81,063	0	94,560
Income tax expense (benefit)	0	3,613	26,214	0	29,827

Net income (loss)	(3,105)	12,989	54,849	0	64,733
Non controlling interest	0	0	0	0	0

Net income (loss) attributable to iGATE Corporation	(3,105)	12,989	54,849	0	64,733
Accretion to preferred stock	235	0	0	0	235
Preferred dividend	15,252	0	0	0	15,252

Net income (loss) attributable to iGATE common shareholders	$(18,592)	$12,989	$54,849	$0	$49,246

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR SIX MONTHS ENDED JUNE 30, 2012

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues	$0	$102,712	$493,309	$(64,763)	$531,258
Cost of revenues (exclusive of depreciation and amortization)	0	68,247	321,627	(64,763)	325,111

Gross margin	0	34,465	171,682	0	206,147
Selling, general and administrative expense	0	(1,529)	84,813	0	83,284
Depreciation and amortization	0	87	26,643	0	26,730

Income from operations	0	35,907	60,226	0	96,133
Interest expense	(37,440)	(83)	(2,632)	0	(40,155)
Foreign exchange loss, net	0	(16)	(14,419)	0	(14,435)
Other income (expense), net	34,650	(34,650)	15,160	0	15,160

Income before income taxes	(2,790)	1,158	58,335	0	56,703
Income tax expense (benefit)	0	(722)	16,234	0	15,512

Net income (loss)	(2,790)	1,880	42,101	0	41,191
Non controlling interest	0	0	4,476	0	4,476

Net income (loss) attributable to iGATE Corporation	(2,790)	1,880	37,625	0	36,715
Accretion to preferred stock	192	0	0	0	192
Preferred dividend	14,171	0	0	0	14,171

Net income (loss) attributable to iGATE common shareholders	$(17,153)	$1,880	$37,625	$0	$22,352

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THREE MONTHS ENDED JUNE 30, 2013

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net Income (loss) attributable to iGATE common shareholders	$(9,456)	$8,811	$22,746	$0	$22,101
Add: Non controlling interest	0	0	0	0	0
Other comprehensive income:
Change in fair value on marketable securities	0	0	(4,040)	0	(4,040)
Unrecognized actuarial gain (loss) on pension liability	0	0	257	0	257
Change in fair value of cash flow hedges	0	0	(6,974)	0	(6,974)
Loss on foreign currency translation	0	0	(89,390)	0	(89,390)

Total comprehensive income (loss)	(9,456)	8,811	(77,401)	0	(78,046)
Less: Total comprehensive income attributable to non controlling interest	0	0	0	0	0

Total comprehensive income (loss) attributable to iGATE common shareholders	$(9,456)	$8,811	$(77,401)	$0	$(78,046)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THREE MONTHS ENDED JUNE 30, 2012

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net Income (loss) attributable to iGATE common shareholders	$10,055	$1,139	$(5,817)	$0	$5,377
Add: Non controlling interest	0	0	0	0	0
Other comprehensive income:
Change in fair value on marketable securities	0	0	1,529	0	1,529
Unrecognized actuarial gain (loss) on pension liability	0	0	(313)	0	(313)
Change in fair value of cash flow hedges	0	0	(3,100)	0	(3,100)
Loss on foreign currency translation	0	0	(119,153)	0	(119,153)

Total comprehensive income (loss)	10,055	1,139	(126,854)	0	(115,660)
Less: Total comprehensive income attributable to non controlling interest	0	0	0	0	0

Total comprehensive income (loss) attributable to iGATE common shareholders	$10,055	$1,139	$(126,854)	$0	$(115,660)

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR SIX MONTHS ENDED JUNE 30, 2013

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net Income (loss) attributable to iGATE common shareholders	$(18,592)	$12,989	$54,849	$0	$49,246
Add: Non controlling interest	0	0	0	0	0
Other comprehensive income:
Change in fair value on marketable securities	0	0	(6,750)	0	(6,750)
Unrecognized actuarial gain (loss) on pension liability	0	0	570	0	570
Change in fair value of cash flow hedges	0	0	(3,935)	0	(3,935)
Loss on foreign currency translation	0	0	(72,007)	0	(72,007)

Total comprehensive income (loss)	(18,592)	12,989	(27,273)	0	(32,876)
Less: Total comprehensive income attributable to non controlling interest	0	0	0	0	0

Total comprehensive income (loss) attributable to iGATE common shareholders	$(18,592)	$12,989	$(27,273)	$0	$(32,876)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR SIX MONTHS ENDED JUNE 30, 2012

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net Income (loss) attributable to iGATE common shareholders	$(17,153)	$1,880	$37,625	$0	$22,352
Add: Non controlling interest	0	0	4,476	0	4,476
Other comprehensive income:
Change in fair value on marketable securities	0	0	1,466	0	1,466
Unrecognized actuarial gain (loss) on pension liability	0	0	(266)	0	(266)
Change in fair value of cash flow hedges	0	0	9,354	0	9,354
Loss on foreign currency translation	0	0	(61,467)	0	(61,467)

Total comprehensive income (loss)	(17,153)	1,880	(8,812)	0	(24,085)
Less: Total comprehensive income attributable to non controlling interest	0	0	4,476	0	4,476

Total comprehensive income (loss) attributable to iGATE common shareholders	$(17,153)	$1,880	$(13,288)	$0	$(28,561)

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR SIX MONTHS ENDED JUNE 30, 2013

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net income (loss)	$(3,105)	$12,989	$54,849	$0	$64,733
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	0	634	17,232	0	17,866
Stock based compensation	0	(878)	4,238	0	3,360
Realized gain on investments	0	0	(25,969)	0	(25,969)
Loss on sale of investment in affiliate	0	0	0	0	0
Deferred gain (loss) on settled derivatives	0	0	(816)	0	(816)
Provision (recovery) for doubtful debts	0	(8)	(147)	0	(155)
Deferred income taxes	0	0	(168)	0	(168)
Amortization of debt issuance costs	3,105	317	4,020	0	7,442
Loss (gain) on sale of property and equipment	0	0	(2,240)	0	(2,240)
Deferred rent	0	0	23	0	23
Excess tax benefits related to stock option exercises.	0	(387)	0	0	(387)
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenues	0	1,771	(13,491)	0	(11,720)
Inter-corporate current account	(4,052)	(3,388)	7,440	0	0
Prepaid expenses and other assets	0	(1,817)	(7,320)	0	(9,137)
Accounts payable	0	(2,583)	2,599	0	16
Accrued and other liabilities	0	(2,404)	5,922	0	3,518
Deferred revenue	0	(1,735)	(1,867)	0	(3,602)

Net cash flows (used in) provided by operating activities	(4,052)	2,511	44,305	0	42,764

Cash Flows From Investing Activities:
Purchase of property and equipment	0	(635)	(16,528)	0	(17,163)
Proceeds from sale of property and equipment	0	0	2,536	0	2,536
Purchase of available-for-sale investments	0	0	(1,014,947)	0	(1,014,947)
Proceeds from maturities and sale of available-for-sale investments	0	0	1,254,207	0	1,254,207
Restricted cash	0	0	3,072	0	3,072
Receipts from (payments for) lease deposits	0	0	0	0	0
Investment in subsidiaries	0	(250)	250	0	0
Purchase of non controlling interests	0	0	(23,651)	0	(23,651)

Net cash flows (used in) provided by investing activities	0	(885)	204,939	0	204,054

Cash Flows From Financing Activities:
Payments on capital lease obligations	0	0	(364)	0	(364)
Proceeds from line of credit and term loans	0	30,000	11,000	0	41,000
Payments of line of credit and term loans	0	(30,000)	(239,500)	0	(269,500)
Payment of debt related costs	0	0	(2,394)	0	(2,394)
Proceeds from exercise of stock options	3,665	879	(3,840)	0	704
Excess tax benefits related to stock option exercises	387	0	0	0	387

Net cash flows provided by ( used in) financing activities	4,052	879	(235,098)	0	(230,167)

Effect of exchange rate changes	0	0	2,807	0	2,807

Net change in cash and cash equivalents	0	2,505	16,953	0	19,458
Cash and cash equivalents, beginning of period	0	14,365	80,790	0	95,155

Cash and cash equivalents, end of period	$0	$16,870	$97,743	$0	$114,613

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR SIX MONTHS ENDED JUNE 30, 2012

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net income (loss)	$(2,790)	$1,880	$42,101	$0	$41,191
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	0	87	26,643	0	26,730
Stock based compensation	0	1,822	3,653	0	5,475
Realized gain on investments	0	0	(8,497)	0	(8,497)
Loss on sale of investment in affiliate	0	0	551	0	551
Deferred gain (loss) on settled derivatives	0	0	15,793	0	15,793
Provision (recovery) for doubtful debts	0	42	286	0	328
Deferred income taxes	0	0	(5,898)	0	(5,898)
Amortization of debt issuance costs	2,790	0	273	0	3,063
Loss (gain) on sale of property and equipment	0	0	45	0	45
Deferred rent	0	0	(44)	0	(44)
Excess tax benefits related to stock option exercises	0	(318)	0	0	(318)
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenues	0	(33,175)	5,466	0	(27,709)
Inter-corporate current account	(7,879)	40,207	(32,328)	0	0
Prepaid expenses and other assets	(3,069)	108	(3,120)	0	(6,081)
Accounts payable	0	(566)	8,331	0	7,765
Accrued and other liabilities	3,068	(7,087)	(24,782)	0	(28,801)
Deferred revenue	0	(342)	(4,439)	0	(4,781)

Net cash flows (used in) provided by operating activities	(7,880)	2,658	24,034	0	18,812

Cash Flows From Investing Activities:
Purchase of property and equipment	0	0	(9,002)	0	(9,002)
Proceeds from sale of property and equipment	0	0	12	0	12
Purchase of available-for-sale investments	0	0	(956,874)	0	(956,874)
Proceeds from maturities and sale of available-for-sale investments	0	0	961,314	0	961,314
Restricted cash	0	0	(26,349)	0	(26,349)
Receipts from (payments for) lease deposits	0	0	2,430	0	2,430
Investment in subsidiaries	0	0	0	0	0
Purchase of non controlling interests	0	0	(207,852)	0	(207,852)

Net cash flows (used in) provided by investing activities	0	0	(236,321)	0	(236,321)

Cash Flows From Financing Activities:
Payments on capital lease obligations	0	(691)	472	0	(219)
Proceeds from line of credit and term loans	0	0	225,500	0	225,500
Payments of line of credit and term loans	0	0	0	0	0
Payment of debt related costs	0	0	(2,453)	0	(2,453)
Proceeds from exercise of stock options	7,562	0	(1,373)	0	6,189
Excess tax benefits related to stock option exercises	318	0	0	0	318

Net cash flows provided by ( used in) financing activities	7,880	(691)	222,146	0	229,335

Effect of exchange rates changes	0	0	(3,853)	0	(3,853)
Net change in cash and cash equivalents	0	1,967	6,006	0	7,973
Cash and cash equivalents, beginning of period	0	7,384	68,056	0	75,440

Cash and cash equivalents, end of period	$0	$9,351	$74,062	$0	$83,413

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

20.	Commitments and contingencies

Capital commitments

As of June 30, 2013, the Company has open purchase orders totaling $49.4 million towards construction of new facilities and purchase of property and equipment.

Bank guarantees

As of June 30, 2013, guarantees and letters of credit provided by banks on behalf of the Company’s subsidiaries, to customs authorities and vendors for capital procurements amounted to $2.4 million. These guarantees and letters of credit have a remaining term of approximately one to five years.

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

Contingencies

Income Taxes

As of June 30, 2013, the Company had tax demands amounting to $54.2 million from the Income Tax Authorities (‘IT Authorities’) in India. The demands were raised mainly on account of disallowance of certain tax holiday benefits and transfer pricing adjustments. . Although, the Company has paid an amount of $18.5 million in relation to these demands, which are pending at various levels of appeals, management considers these disallowances and transfer pricing adjustments as not tenable against the Company, and therefore no provision for tax contingencies has been established related to unpaid amounts.

During the three months ended June 30, 2013, the Company received Orders from the Bombay High Court, wherein most of the grounds of appeal raised by the IT Authorities were not admitted. In view of these High Court Orders, there is a substantial reduction in the tax demands as of June 30, 2013.

Litigation

The Company is involved in lawsuits, claims, investigations, and proceedings that arise in the ordinary course of business. The Company has been named as a defendant, in a law suit, Ashish Kumar Jain, Individually and On Behalf of All Others Similarly Situated v. iGATE Corporation and Phaneesh Murthy, which is filed in the United States District Court for the Northern District of California alleging, among other things, that the defendants deceived shareholders by failing to disclose information concerning the relationship between our former Chief Executive Officer, Phaneesh Murthy and an employee of the Company.

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

The Company expects to prevail in this litigation. Furthermore, management believes that the likelihood of a material loss with respect to any of these matters is remote.

21.	Recently Issued Accounting Pronouncements

In July 2013, the FASB issued an ASU No. 2013-11– “Income Taxes – Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forwards Exists” which requires entities to present the unrecognized tax benefits in the financial statements as a liability and not combine it with deferred tax assets to the extent a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The ASU is effective for annual and interim period for fiscal years beginning on or after December 15, 2013. The Company is currently evaluating its impact on the financial statements and disclosures.

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

In February 2013, the FASB issued an ASU No. 2013-02– “Comprehensive Income – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”, which requires entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account instead of directly to income or expense in the same reporting period. The ASU is effective for annual and interim period for fiscal years beginning on or after December 15, 2012. In 2013, the Company has disclosed tables summarizing reclassifications out of accumulated other comprehensive income and balances of accumulated other comprehensive income, by component.

23.	Subsequent Events

The Company has evaluated subsequent events through the date of filing the financial statements and no events have occurred from the balance sheet date that would impact the Consolidated Financial Statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the statements in this Form 10-Q are not historical facts and constitute “forward-looking statements” within the meaning of such term under the Private Securities Litigation Reform Act of 1995. These forward-looking statements include our financial growth and liquidity projections as well as statements concerning our plans, strategies, intentions and beliefs concerning our business, cash flows, costs and the markets in which we operate. Without limiting the foregoing, the words “believe,” “anticipate,” “plan,” “expect,” “estimate” and similar expressions are intended to identify these forward-looking statements. These forward-looking statements are based on information currently available to us, and we assume no obligation to update these statements as circumstances change. There are risks and uncertainties that could cause actual events to differ materially from these forward-looking statements. While we cannot predict all of the risks and uncertainties, they include, but are not limited to, our ability to predict our financial performance, the level of market demand for our services, the highly-competitive market for the types of services that we offer, the impact of competitive factors on profit margins, market conditions that could cause our customers to reduce their spending for our services, our ability to create, acquire and build new businesses and grow our existing businesses, our ability to attract and retain qualified personnel, our ability to reduce costs and conserve cash, currency fluctuations and market conditions in India and elsewhere around the world, changes in generally accepted accounting principles and/or their interpretation and other risks that are described in more detail elsewhere in this Form 10-Q and in our filings with the Securities and Exchange Commission, including our Form 10-K for the year ended December 31, 2012 (“Form 10-K”).

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

Business Overview

We are a worldwide outsourcing provider of integrated end-to-end offshore centric IT and IT-enabled operations solutions and services. We deliver a comprehensive range of IT services through globally integrated onsite and offshore delivery locations primarily in India. We offer our services to customers through industry focused practices, including insurance, healthcare and life sciences, manufacturing, retail and logistics, banking and financial services, communications, energy and utilities, product and engineering solutions, government solutions and media and entertainment and through technology focused practices. Our IT services include application development, application management, verification and validation, enterprise application solutions, business intelligence and data warehousing, packaged software implementation, infrastructure management services, cloud computing services, embedded systems development, engineering design services, IT consulting, IT governance and customized learning solutions. Our IT-enabled services include business process outsourcing (“BPO”) transaction processing services and customer interaction services.

We provide full-spectrum consulting, technology and BPO, and product engineering services. We also offer Integrated Technology and Operations (“iTOPS”) solutions that integrate IT outsourcing and IT-enabled operations, and provide offshore outsourcing solutions and services seamlessly. In an increasingly fragmented and intensely competitive marketplace, we look to disrupt traditional billing models, like the existing “time-and-material” model used by a majority of our competitors in favor of a more “client-friendly business outcome” model. The business outcome model is a non-linear model that we believe diminishes risk for a client, as they only pay for services actually used on a per-transaction basis. In addition to cost savings, our iTOPS model provides clients with innovative ways to enhance the quality and performance of their operations through better alignment of business processes to IT infrastructure.

We believe our innovative approach of integrating IT and IT-enabled operations and our ability to leverage a global delivery model provides our clients with clearly differentiated and demonstrated value. We have adopted a global delivery model for providing varied and complex IT-enabled services to our global customers spread across multiple locations. With a global presence and world class delivery centers spanning across the Americas, Europe-Middle East-Africa and Asia-Pacific with over 28,000 employees and 23 offices worldwide, as of June 30, 2013, our global delivery model includes a well defined, single business management system with best industry practices, models and standards. Our global delivery model leverages both onsite delivery and comprehensive offshore services, depending upon a client’s location and preferences.

We were founded in 1986. We are incorporated in Pennsylvania and our principal executive office is located in Fremont, California. We have operations in India, Canada, the United States, Europe, Mexico, Singapore, Malaysia, Japan, Australia, the United Arab Emirates, South Africa, China, Switzerland, Mauritius and the United Kingdom.

We target large and medium-sized organizations across a diverse set of industries, including financial services, insurance, manufacturing, retail, healthcare and media and entertainment. A majority of our clients have headquarters in North America and operate internationally. iGATE has 28,312 employees as of June 30, 2013.

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

We service customers in a wide range of industries. Our largest customer is General Electric Company (“GE”), which accounted for approximately 13% of revenues for each of the six months ended June 30, 2013 and 2012. Our second largest customer, Royal Bank of Canada (“RBC”), accounted for approximately 11% and 10% of revenues for the six months ended June 30, 2013 and 2012, respectively. iGATE is a Global Preferred Partner of RBC.

Recent Developments

Mergers of iGATE Subsidiaries

On May 10, 2013, the High Court of Judicature at Mumbai approved the “Scheme of Arrangement” for the merger of Company’s Indian subsidiaries, iGATE Computer Systems Limited (“iGATE Computer”) with iGATE Global Solutions Limited (“iGATE Global”). The appointed date of the merger was April 01, 2012 and the merger was effective May 27, 2013 after the close of iGATE Computer’s Exit Offer (an offer made to the shareholders of iGATE Computer to tender their shares to the Promoters at any time from May 28, 2012 until May 27, 2013).

The Board of Directors have approved the “Scheme of Arrangement” for the merger of the Company’s Indian subsidiaries, iGATE Information Systems Private Limited (formerly known as Patni Telecom Solutions Private Limited) (“iISPL”) with iGATE Global. The appointed date of the merger is April 01, 2013 and is subject to the Mumbai High Court and other regulatory authorities’ approval.

The purpose of these mergers is to simplify our corporate structure to achieve a single unified platform in India, which would lead to delivering greater synergies and cost efficiencies to our clients, minimizing compliance costs and enabling us to pool management teams and employees.

Term Loans

On May 13, 2013, we repaid the term loan of $234.5 million from DBS Bank Ltd., Singapore. The loan was undertaken to finance the purchase of iGATE Computer’s remaining shares. Accordingly, as of June 30, 2013, there is no amount outstanding under this term loan facility.

Reportable Financial Segments

The Chief Executive Officer, who is our chief decision making officer, determined that our business will be operated and managed as a single segment. Therefore, no segment information is provided.

Critical Accounting Policies

Our critical accounting policies are described in the summary of significant accounting policies as discussed in Note 1 of our Form 10-K.

Recently Issued Accounting Pronouncements

In July 2013, the FASB issued an ASU No. 2013-11– “Income Taxes – Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forwards Exists” which requires entities to present the unrecognized tax benefits in the financial statements as a liability and not combine it with deferred tax assets to the extent a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The ASU is effective for annual and interim period for fiscal years beginning on or after December 15, 2013. The Company is currently evaluating its impact on the financial statements and disclosures.

Results of Operations for the Three Months Ended June 30, 2013 as Compared to the Three Months Ended June 30, 2012 (in thousands):

	Three Months Ended June 30,
	2013		2012		% change of Amount from comparable period
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$283,268	100.0%	$267,993	100.0%	5.7%
Cost of revenues (a)	175,771	62.1	167,682	62.6	4.8

Gross margin	107,497	37.9	100,311	37.4	7.2
Selling, general and administrative	49,350	17.4	40,863	15.2	20.8
Depreciation and amortization	8,595	3.0	11,445	4.3	(24.9)

Income from operations	49,552	17.5	48,003	17.9	3.2
Interest expense	(24,112)	(8.5)	(21,032)	(7.9)	14.6
Foreign exchange gain (loss), net	1,983	0.7	(17,271)	(6.4)	(111.5)
Other income	17,417	6.1	7,596	2.8	129.3

Income before income taxes	44,840	15.8	17,296	6.4	159.2
Income tax expense (b)	14,867	5.2	4,649	1.7	—

Net income attributable to iGATE	29,973	10.6	12,647	4.7	137.0
Accretion to preferred stock	120	0.0	98	0.0	22.4
Preferred dividend	7,752	2.7	7,172	2.7	8.1

Net income attributable to common stockholders	$22,101	7.9%	$5,377	2.0%	311.0%

(a)	Cost of revenues is exclusive of depreciation and amortization.
(b)	As the effective tax rate is a better comparable measure, the percent change from comparable period is not computed.

Revenues

Revenues for the three months ended June 30, 2013 increased by 5.7%, as compared to the three months ended June 30, 2012. The increase is directly attributable to the combination of increased business with our recurring customers by 4.7% and business with new customers by 3.3%, which was partly offset by the cessation of business with certain existing customers resulting from streamlining our customer list to focus on long term strategic customers by 1.5%. In addition, the strengthening of the U.S. dollar (“USD”) during the three months ended June 30, 2013 as compared to the corresponding period in the previous year against the Canadian Dollar, Great British Pound, Japanese Yen, Australian Dollar and Indian Rupee (“INR”) adversely impacted our revenues by 0.8%.

Our top five customers accounted for 40% and 37% of the revenues for the three months ended June 30, 2013 and 2012, respectively. We continue to derive a significant portion of our revenues from our customers located in the United States.

Gross margin

Our gross margin percentage (gross margin as percentage of revenues) was 37.9% for the three months ended June 30, 2013 as compared to 37.4% for the three months ended June 30, 2012. As we conduct business through our globally integrated onsite and offshore delivery locations, primarily in India, the strengthening or weakening of the USD against other currencies, has a direct effect on our costs by reducing or increasing the cost of our services in offshore delivery centers which impacts our profitability. During the current quarter, the increase in gross margin was directly attributable to the favorable movement of the USD against the INR resulting in a lower cost of revenues in dollar terms by 0.9%, favorable impact of decrease in immigration costs, including visa fees by 2.2% and other miscellaneous costs by 0.7%. These increases were offset by adverse impact of increase in salaries, performance incentives and other costs directly associated with billable professionals, including payroll taxes by 2.5% and currency movement on revenues by 0.8%.

Selling, general and administrative expenses

Selling, general and administrative expenses include all costs that are not directly associated with revenue-generating activities. These include employee costs, corporate costs and facilities costs. Employee costs include selling, marketing and administrative salaries and related employee benefits, travel, recruiting and training costs. Corporate costs include costs such as delisting and reorganization costs, legal, accounting and outside consulting fees. Facilities costs primarily include rent and communications costs.

Selling, general and administrative expenses for the three months ended June 30, 2013 increased by $8.5 million as compared to the three months ended June 30, 2012. Currency movements in the foreign exchange market favorably impacted our selling, general and administrative expenses by $1.1 million for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012.

Net employee costs increased by $5.3 million for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, resulting from an increase of $2.1 million due to higher salary increments, overhead expenses and benefits, $2.7 million higher bonus provision, $0.5 million higher travel and staff welfare expenses.

Our net corporate costs increased by $4.1 million for the three months ended June 30, 2013 mainly due to higher merger and reorganization expenses of $4.8 million incurred during the second quarter of 2013, which were incurred in connection with implementation of structural changes simplifying our corporate structure, higher legal fees of $1.3 million, higher bank charges and subscriptions of $0.3 million and higher professional and accounting fees of $0.2 million. These increases were offset by a decrease in delisting expenses of $1.1 million which was incurred during the second quarter of 2012, due to delisting of iGATE Computer from the records of Indian Stock Exchanges, lower taxes and director fees of $0.9 million, lower recruitment and marketing expenses of $0.5 million and lower bad debts of $0.1 million.

Net facilities costs decreased by $0.9 million for the three months ended June 30, 2013, due to decreases in communication related expenses by $0.5 million, rent and electricity by $0.3 million and decrease in repairs and maintenance, house-keeping and security charges by $0.1 million.

Depreciation and amortization costs

Depreciation and amortization costs for the three months ended June 30, 2013 were 3.0% of revenue, as compared to 4.3% of revenue for the three months ended June 30, 2012 representing a decrease of $2.9 million. Depreciation and amortization costs decreased mainly due to the full depreciation in the second quarter of 2012 of certain depreciable assets attributable to the acquisition of iGATE Computer with a one year useful life, the expiration of the useful life of certain assets and the favorable impact of the strengthening of the USD against the INR.

Operating income

Our operating margin (operating income as a percentage of revenue) was 17.5% for the three months ended June 30, 2013, as compared to 17.9% for the three months ended June 30, 2012. This decrease was mainly due to a higher gross margin which was offset by our increase in selling, general and administrative expense.

Interest expense

Interest expenses were 8.5% of revenues for the three months ended June 30, 2013, as compared to 7.9% for the three months ended June 30, 2012. The increase of $3.1 million during the current reporting period was primarily due to unamortized debt cost which was written off as a result of repayment of term loan facility during the three months ended June 30, 2013.

We issued 9% senior notes on April 29, 2011 and recorded interest expense of $17.3 million each for the three months ended June 30, 2013 and 2012. We amortized the debt issuance costs of $1.6 million for the three months ended June 30, 2013 as compared to $1.4 million for the three months ended June 30, 2012.

The interest expense recorded on our $147 million line of credit and term loan, amounted to $0.7 million for the three months ended June 30, 2013, as compared to $1.8 million on our line of credit and term loan of $282.5 million for the three months ended June 30, 2012. We amortized debt issuance cost of $0.1 million on our term loan for the three months ended June 30, 2013, which was not incurred in the previous period. During the three months ended June 30, 2013, we recorded an interest expense of $4.4 million (including amortization of debt issuance cost of $3.3 million) on a term loan that was repaid during the second quarter of 2013.

Foreign exchange gain (loss), net

Foreign exchange gain was $1.9 million for the three months ended June 30, 2013, as compared to loss of $17.3 million for the three months ended June 30, 2012.

We recognized foreign currency loss of $2.0 million on all foreign exchange derivative contracts for the three months ended June 30, 2013, as compared to a loss of $19.1 million for the three months ended June 30, 2012.

We also recognized a foreign currency loss of $0.9 million on the re-measurement of our escrow account balance, gain of $8.6 million related to other monetary assets and liabilities and gain of $0.8 million on the re-measurement of redeemable non controlling interest for the three months ended June 30, 2013, as compared to a loss of $4.2 million on the re-measurement of escrow account balance and a gain of $6.1 million related to other monetary assets and liabilities. We also recorded a foreign currency loss of $4.6 million on the re-measurement of the packing credit facility borrowed under our line of credit for the three months ended June 30, 2013.

Other income, net

Our investment income for the three months ended June 30, 2013 totaled $10.7 million as compared to $7.3 million for the three months ended June 30, 2012. Our investment base was higher by $105.5 million as of April 01, 2013 as compared to our base as of April 01, 2012. The higher level of investment base and investments in high yield fixed maturity plans primarily contributed to the increase in investment income during the three months ended June 30, 2013.

Interest refund from tax authorities amounted to $0.3 million for the three months ended June 30, 2013 as compared to $0.6 million for the three months ended June 30, 2012.

Additionally, other income for the three months ended June 30, 2013, includes approximately $3.0 million attributable to the forfeiture of vested stock options in connection with the termination of our former Chief Executive Officer.

Income taxes

Our effective tax rate (“ETR”) was 33.2% and 26.9% during the three months ended June 30, 2013 and 2012, respectively.

On May 10, 2013, the High Court of Judicature at Mumbai approved the Scheme of Arrangement for the merger of iGATE Computer with our 100% owned subsidiary, iGATE Global. The appointed date of the merger was April 01, 2012, which is the effective date of the merger for legal and income tax purposes in India. The Indian legal effective date of April 01, 2012 is the effective date of the plan of reorganization for U.S. Federal income tax purposes. Accordingly, the Company has recomputed the taxes payable under Sec. 956 to give effect to the reorganization. Accordingly, a discrete net benefit of $3.7 million has been recorded during the three months ended June 30, 2013.

As per the new legislation, which became fully enacted during the three months ended June 30, 2013, there was an increase in the Indian statutory rate from 32.45% to 33.99%, requiring the Indian entities of the Company to adjust their deferred tax assets and liabilities. During the three months ended June 30, 2013, our discrete tax expense increased by $3.0 million as a result of the increase of tax rate on our deferred tax liability. In addition, one of the divisions registered under SEZ scheme of the Indian entity has completed its first five years of 100% tax holiday and would be claiming 50% of tax holiday for the next ten years effective April 1, 2013. This resulted in reduced SEZ benefits of $1.2 million for the three months ended June 30, 2013.

Impact of the above resulted in a higher ETR during the three months ended June 30, 2013.

Preferred dividend

We have accrued for cumulative dividends of $7.8 million at a rate of 8.00% per annum, compounded quarterly, for the three months ended June 30, 2013 as compared to $7.2 million for the three months ended June 30, 2012.

Results of Operations for the Six Months Ended June 30, 2013 as Compared to the Six Months Ended June 30, 2012 (in thousands):

	Six Months Ended June 30,
	2013		2012		% change of Amount from comparable period
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$558,186	100.0%	$531,258	100.0%	5.1%
Cost of revenues (a)	346,010	62.0	325,111	61.2	6.4

Gross margin	212,176	38.0	206,147	38.8	2.9
Selling, general and administrative	92,142	16.5	83,284	15.7	10.6
Depreciation and amortization	17,866	3.2	26,730	5.0	(33.2)

Income from operations	102,168	18.3	96,133	18.1	6.3
Interest expense	(46,769)	(8.4)	(40,155)	(7.6)	16.5
Foreign exchange (loss) gain, net	4,464	0.8	(14,435)	(2.7)	(130.9)
Other income	34,697	6.2	15,160	18.1	128.9

Income before income taxes	94,560	16.9	56,703	10.7	66.8
Income tax expense (b)	29,827	5.3	15,512	2.9	—

Net Income	64,733	11.6	41,191	7.8	57.2
Non-controlling interest (c)	—	—	4,476	0.8	—

Net income attributable to iGATE Corporation	64,733	11.6	36,715	7.0	76.3
Accretion to preferred stock	235	0.0	192	0.0	7.6
Preferred dividend	15,252	2.7	14,171	2.7	22.4

Net income attributable to common stockholders	$49,246	8.9%	$22,352	5.4%	120.3

(a)	Cost of revenues is exclusive of depreciation and amortization.
(b)	As the effective tax rate is a better comparable measure, the percent change from comparable period is not computed.
(c)	As there is no amount in the current period, the percent change from previous period is not computed.

Revenues

Revenues for the six months ended June 30, 2013 increased by 5.1%, as compared to the six months ended June 30, 2012. Our revenue increase for the period presented is directly attributable to the combination of increased business with our recurring customers by 4.4% and business with new customers by 2.7%, which was partly offset by the cessation of business with certain existing customers resulting from streamlining our customer list to focus on long term strategic customers by 1.4%. In addition, the strengthening of the USD during the six months ended June 30, 2013 as compared to the corresponding period in the previous year, against the Canadian Dollar, Great British Pound, Japanese Yen, Australian Dollar, Euro and INR adversely impacted our revenues by 0.6%.

Our top five customers accounted for 39% and 37% of the revenues for the six months ended June 30, 2013 and 2012, respectively. We continue to derive a significant portion of our revenues from our customers located in the United States.

Gross margin

Our gross margin percentage was 38.0% for the six months ended June 30, 2013 as compared to 38.8% for the six months ended June 30, 2012. As we conduct business through our globally integrated onsite and offshore delivery locations, primarily in India, the strengthening or weakening of the USD against other currencies, has a direct effect on our costs by reducing or increasing the cost of our services in offshore delivery centers which impacts our profitability. During the six months ended, the reduction in gross margin was directly attributable to the adverse impact of increase in salaries, performance incentives and other costs directly associated with billable professionals, including payroll taxes by 1.8% and currency movement on revenues by 0.6% which was partially offset by the favorable movement of the USD against the INR resulting in a lower cost of revenues in dollar terms by 1.5% and other miscellaneous costs by 0.1%.

Selling, general and administrative expenses

Selling, general and administrative expenses include all costs that are not directly associated with revenue-generating activities. These include employee costs, corporate costs and facilities costs. Employee costs include selling, marketing and administrative salaries and related employee benefits, travel, recruiting and training costs. Corporate costs include costs such as delisting and reorganization costs, legal, accounting and outside consulting fees. Facilities costs primarily include rent and communications costs.

Selling, general and administrative expenses for the six months ended June 30, 2013 increased by $8.9 million as compared to the six months ended June 30, 2012. Currency movements in the foreign exchange market favorably impacted our selling, general and administrative expenses by $3.2 million for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012.

Net employee costs increased by $5.3 million for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, resulting from $2.4 million higher travel expense, $1.2 million higher salary increments, overhead expenses and benefits, $2.3 million higher bonus provision, $0.3 million lower staff welfare expenses and a $0.3 million lower employee stock based compensation expense.

Our net corporate costs increased by $3.1 million for the six months ended June 30, 2013 mainly due to higher merger and reorganization expenses of $5.2 million incurred during the six months ended June 30, 2013, which were incurred in connection with implementation of structural changes simplifying our corporate structure, higher marketing and recruitment expenses of $1.2 million, higher legal fees of $1.1 million, higher bank charges and subscriptions of 0.4 million and higher professional and accounting fees of 0.5 million. These increases were offset by a decrease in delisting expenses of $3.1 million which was incurred during the six months ended June 30, 2012, due to delisting of iGATE Computer from the records of Indian Stock Exchanges, lower director fees and taxes of $1.7 million, lower bad debts of $0.5 million and lower integration expenses of $0.2 million.

Net facilities costs increased by $0.5 million for the six months ended June 30, 2013, due to an increase in repairs and maintenance, house-keeping and security charges by $1.3 million, which were partly offset by decreases in rent and electricity by $0.3 million and communication related expenses by $0.5 million.

Depreciation and amortization costs

Depreciation and amortization costs for the six months ended June 30, 2013 were 3.2% of revenue, as compared to 5.0% of revenue for the six months ended June 30, 2012 representing a decrease of $8.9 million. Depreciation and amortization costs decreased mainly due to the full depreciation in the second quarter of 2012 of certain depreciable assets attributable to the acquisition of iGATE Computer with a one year useful life, the expiration of the useful life of certain assets and the favorable impact of the strengthening of the USD against the INR.

Operating income

Our operating margin (operating income as a percentage of revenue) was 18.3% for the six months ended June 30, 2013, as compared to 18.1% for the six months ended June 30, 2012. This increase was mainly due to lower depreciation which was offset by our increased selling, general and administrative expense.

Interest expense

Interest expenses were 8.4% of revenues for the six months ended June 30, 2013, as compared to 7.6% for the six months ended June 30, 2012. The increase of $6.6 million was driven by a higher interest expense resulting from higher debt balances incurred during most of the current reporting period and write off of unamortized debt costs during the current reporting period as compared to the period during the previous year.

We issued 9% senior notes on April 29, 2011 and recorded interest expense of $34.7 million each for the six months ended June 30, 2013 and 2012. We amortized the debt issuance costs of $3.1 million for the six months ended June 30, 2013 as compared to $2.8 million for the six months ended June 30, 2012.

The interest expense recorded on our $147 million line of credit and term loan, amounted to $1.8 million for the six months ended June 30, 2013, as compared to $2.0 million on our line of credit and term loan of $282.5 million for the six months ended June 30, 2012. We amortized debt issuance cost of $0.3 million on our term loan for the six months ended June 30, 2013, which was not incurred in the previous period. During the six months ended June 30, 2013, we recorded an interest expense of $6.8 million (including amortization of debt issuance cost of $4.0 million) on a term loan that was repaid during the six months ended June 30, 2013.

Foreign exchange gain (loss), net

Foreign exchange gain was $4.5 million for the six months ended June 30, 2013 as compared to a loss of $14.4 million for the six months ended June 30, 2012.

We recognized foreign currency gain of $4.0 million on all foreign exchange derivative contracts for the six months ended June 30, 2013, as compared to a loss of $16.2 million for the six months ended June 30, 2012.

We also recognized a foreign currency loss of $0.9 million on the re-measurement of our escrow account balance, gain of $4.9 million related to other monetary assets and liabilities and gain of $0.4 million on the re-measurement of redeemable non controlling interest for the six months ended June 30, 2013, as compared to a loss of $4.2 million on the re-measurement of escrow account balance and a foreign currency gain of $6.0 million related to other monetary assets and liabilities for the six months ended June 30, 2012. We also recorded a foreign currency loss of $3.9 million on the re-measurement of the packing credit facility borrowed under our line of credit for the six months ended June 30, 2013.

Other income, net

Our investment income for the six months ended June 30, 2013 totaled $26.0 million as compared to $14.9 million for the six months ended June 30, 2012. Our investment base was higher by $156.3 million as of January 01, 2013 as compared to our base as of January 01, 2012. The higher level of our investment base, switch from dividend yielding funds to growth plans of mutual funds and investments in high yield fixed maturity plans primarily contributed to the increase in investment income during the six months ended June 30, 2013. In addition, we also had higher realization of unrealized/ accumulated gain during the first quarter of 2013, contributing to the increased investment income during the six months ended June 30, 2013.

Interest refund from tax authorities amounted to $1.9 million for the six months ended June 30, 2013 as compared to $1.5 million for the six months ended June 30, 2012.

Additionally, other income for the six months ended June 30, 2013, includes approximately $3.0 million attributable to the forfeiture of vested stock options in connection with the termination of our former Chief Executive Officer.

Income taxes

Our effective tax rate was 31.5% and 27.4% during the six months ended June 30, 2013 and 2012, respectively.

During the six months ended June 30, 2012, the Company had elected to treat iGATE Computer as a Qualified Stock Purchase (“QSP”) under Section 338-(g) and to change the tax year of the US branch of iGATE Computer to November 2011, which resulted in a lower tax provision of $1.0 million.

On May 10, 2013, the High Court of Judicature at Mumbai approved the Scheme of Arrangement for the merger of iGATE Computer with our 100% owned subsidiary, iGATE Global. The appointed date of the merger was April 01, 2012, which is the effective date of the merger for legal and income tax purposes in India. The Indian legal effective date of April 01, 2012 is the effective date of the plan of reorganization for U.S. Federal income tax purposes. Accordingly, the Company has recomputed the taxes payable under Sec. 956 to give effect to the reorganization. Accordingly, a discrete tax benefit of $3.7 million has been recorded during the six months ended June 30, 2013.

As per the new legislation, which became fully enacted during the six months ended June 30, 2013, there was an increase in the Indian statutory rate from 32.45% to 33.99%, requiring the Indian entities of the Company to adjust their deferred tax assets and liabilities. During the six months ended June 30, 2013, our discrete tax expense increased by $3.0 million as a result of the increase of tax rate on our deferred tax liability. In addition, one of the divisions registered under SEZ scheme of the Indian entity has completed its first five years of 100% tax holiday and would be claiming 50% of tax holiday for the next ten years effective April 1, 2013. This resulted in reduced SEZ benefits of $1.2 million for the six months ended June 30, 2013.

Impact of the above has resulted in a higher ETR during the six months ended June 30, 2013.

Non-controlling interest

In connection with our integration efforts following the acquisition of iGATE Computer, we delisted the fully paid-up equity shares of iGATE Computer. Prior to the delisting of iGATE Computer’s shares, we recorded $4.5 million from our share of profits attributable to the non controlling interest in iGATE Computer, representing 18.9% share of the net income of $23.7 million of iGATE Computer for the three months ended March 31, 2012.

As of June 30, 2013, we recorded non controlling interest for 0.2 million shares of iGATE Global amounting to $6.6 million which is presented as part of equity.

Preferred dividend

We have accrued for cumulative dividends of $15.3 million at a rate of 8.00% per annum, compounded quarterly, for the six months ended June 30, 2013 as compared to $14.2 million for the six months ended June 30, 2012.

Use of non-GAAP Financial Measures:

Effective from the fourth quarter of fiscal 2010, we decided to use non-GAAP net income data and non-GAAP basic and diluted earnings per share. These non-GAAP measures are not in accordance with, or an alternative for measures prepared in accordance with, U.S GAAP and may be different from non-GAAP measures used by other companies. In addition, these non-GAAP measures are not based on any comprehensive set of accounting rules or principles. Reconciliations of these non-GAAP measures to their comparable GAAP measures are included in the financial tables below.

We believe that non-GAAP measures have limitations in that they do not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP and that these measures should only be used to evaluate our results of operations in conjunction with the corresponding GAAP measures. These non GAAP measures should be considered supplemental in nature and should not be considered in isolation or be construed as being more important than comparable GAAP measures.

We believe that providing Adjusted EBITDA and non-GAAP net income and non-GAAP basic and diluted earnings per share in addition to the related GAAP measures provides investors with greater transparency to the information used by our management in our financial and operational decision-making. These non-GAAP measures are also used by management in connection with our performance compensation programs.

The non-GAAP financial measures contained herein exclude the following items:

•

Amortization of intangible assets: Intangible assets comprise value of our customer relationships from the iGATE Computer Acquisition and the previous delisting of our Indian subsidiary, iGATE Computer. We incur charges relating to the amortization of these intangibles. These charges are included in our GAAP presentation of earnings from operations, operating margin, net income and diluted earnings per share. We exclude these charges for purposes of calculating these non-GAAP measures.

•

Stock-based compensation: Although stock-based compensation is an important aspect of the compensation of our employees and executives, determining the fair value of the stock-based instruments involves a high degree of judgment and the use of estimates and the expense recorded may not reflect the actual value realized upon the future exercise or termination of the related stock-based awards. Furthermore, unlike cash compensation, the value of stock-based compensation is determined using a complex formula that incorporates factors, such as market volatility, that are beyond our control. Management believes it is useful to exclude stock-based compensation in order to better understand the long-term performance of our core business.

•

Foreign exchange (gain)/loss: In March 2012, we entered into a forward foreign exchange contract to mitigate the risk of changes in foreign exchange rates on payments related to the delisting of iGATE Computer. During the year 2013 and 2012, we recognized foreign currency loss on re-measurement of the escrow account balance and foreign exchange gain on re-measurement of the redeemable non controlling interest liability. We believe that eliminating the non-capitalized items for purposes of calculating these non-GAAP measures facilitates a more meaningful evaluation of our current performance and comparisons to our past performance.

•

Delisting expenses: We voluntarily delisted the equity shares of our majority owned subsidiary, iGATE Computer from the National Stock Exchange of India Limited and the Bombay Stock Exchange Limited and the American Depository Shares from the New York Stock Exchange. Delisting is an infrequent activity and expenses incurred in connection therein are inconsistent in amount and are significantly impacted by the timing and nature of the delisting. We believe that eliminating these expenses for purposes of calculating these non-GAAP measures facilitates a more meaningful evaluation of our current operating performance and comparisons to our past operating performance.

•

Merger and reorganization expenses: We are in the process of merging and reorganizing our overseas subsidiaries and branches to simplify the corporate structure, and have incurred legal and professional expenses in connection with these actions. Merger and reorganization is an infrequent activity and expenses incurred in connection therein are inconsistent in amount and significantly impacted by the timing and nature of the reorganization. We believe that eliminating these expenses for purposes of calculating these non-GAAP measures facilitates a more meaningful evaluation of our current operating performance and comparisons to our past operating performance.

•

Preferred dividend and accretion to preferred stock: We have issued 8.00% Series B Preferred Stock. We also incurred issuance costs that have been netted against the proceeds received from the issuance of the Series B Preferred Stock. The Series B Preferred Stock is being accreted over a period of six years. We believe that eliminating these expenses for purposes of calculating these non-GAAP measures facilitates a more meaningful evaluation of our current operating performance and comparisons to our past operating performance.

From time to time in the future, there may be other items that we may exclude in presenting our financial results.

The table below presents a reconciliation of our non-GAAP financial measures to the most comparable GAAP measures for each of the three and six months ended June 30, 2013 and 2012, respectively (in thousands, except for per share data):

	Three months ended June 30		Six months ended June 30,
	2013	2012	2013	2012
GAAP Net Income attributable to iGATE common shareholders	$22,101	$5,377	$49,246	$22,352
Adjustments:
Preferred dividend and accretion to preferred stock	7,872	7,270	15,487	14,363
Amortization of Intangible assets	2,692	2,809	5,440	5,920
Stock Based Compensation	3,240	2,663	6,365	5,475
Delisting expenses	—	1,089	93	3,204
Merger and reorganization expenses	4,845	—	5,264	—
Foreign exchange (gain)/loss on acquisition hedging and other re-measurement	88	4,133	489	3,154
Forfeiture of vested stock options	(3,005)	—	(3,005)	—
Income tax adjustments	(3,327)	(1,880)	(5,008)	(4,007)

Non-GAAP Net income attributable to iGATE common shareholders	$34,506	$21,461	$74,371	$50,461

Basic EPS (GAAP) to Basic EPS (Non-GAAP):
BASIC EPS (GAAP) from operations	$0.29	$0.07	$0.65	$0.30
Preferred dividend and accretion to preferred stock	0.10	0.10	0.20	0.19
Amortization of Intangible assets	0.04	0.04	0.08	0.08
Stock Based Compensation	0.04	0.04	0.08	0.07
Delisting expenses	—	0.01	0.00	0.04
Merger and reorganization expenses	0.06	—	0.06	—
Foreign exchange (gain)/loss on acquisition hedging and other re-measurement	0.00	0.05	0.00	0.04
Forfeiture of vested stock options	(0.04)	—	(0.04)	—
Income tax adjustments	(0.04)	(0.02)	(0.06)	(0.05)

BASIC EPS (Non-GAAP) from operations	$0.45	$0.29	$0.97	$0.67

Diluted EPS (GAAP) to Diluted EPS (Non-GAAP):
Diluted EPS (GAAP) from operations	$0.28	$0.07	$0.62	$0.29
Preferred dividend and accretion to preferred stock	0.10	0.10	0.20	0.19
Amortization of Intangible assets	0.04	0.04	0.08	0.08
Stock Based Compensation	0.04	0.03	0.08	0.07
Delisting expenses	—	0.01	0.00	0.04
Merger and reorganization expenses	0.06	—	0.07	—
Foreign exchange (gain)/loss on acquisition hedging and other re-measurement	0.00	0.05	0.00	0.04
Forfeiture of vested stock options	(0.04)	—	(0.04)	—
Income tax adjustments	(0.04)	(0.02)	(0.06)	(0.05)

Diluted EPS (Non-GAAP) from operations	$0.44	$0.28	$0.95	$0.66

Weighted average shares outstanding, Basic	57,311	57,208	57,426	57,023
Add: Assumed preferred stock conversion	19,529	18,045	19,529	18,045

Non-GAAP weighted average shares outstanding, Basic	76,840	75,253	76,955	75,068

Weighted average dilutive common shares outstanding	58,899	58,732	59,086	58,614
Add: Assumed preferred stock conversion	19,529	18,045	19,529	18,045

Weighted average dilutive common equivalent shares outstanding	78,428	76,777	78,615	76,659

Non-GAAP Disclosure of Adjusted EBITDA

We present Adjusted EBITDA as a supplemental measure of our performance. We define Adjusted EBITDA as net income plus (i) depreciation and amortization, (ii) interest expense, (iii) income tax expense, minus (iv) other income, net plus (v) foreign exchange (gain)/loss, (vi) stock-based compensation (vii) delisting expenses and (viii) merger and reorganization expenses . We eliminated the impact of the above as we do not consider them as indicative of our ongoing operating performance. These adjustments are itemized below. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

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

The table below presents Adjusted EBITDA for each of the three and six months ended June 30, 2013 and 2012, respectively (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net income	$29,973	$12,647	$64,733	$41,191
Adjustments:
Depreciation and amortization	8,595	11,445	17,866	26,730
Interest expenses	24,112	21,032	46,769	40,155
Income tax expense	14,867	4,649	29,827	15,512
Other income, net	(17,417)	(7,596)	(34,697)	(15,160)
Foreign exchange loss (gain)	(1,983)	17,271	(4,464)	14,435
Stock Based Compensation	3,240	2,663	6,365	5,475
Delisting expenses	0	1,089	93	3,204
Merger and reorganization expenses	4,845	—	5,264	—

Adjusted EBITDA (a non-GAAP measure).	$66,232	$63,200	$131,756	$131,542

We present the non-GAAP financial measure Adjusted EBITDA because, management uses this measure to monitor and evaluate the performance of the business and believes the presentation of this measure will enhance the investors’ ability to analyze trends in the business and evaluate our underlying performance relative to other companies in the industry.

Liquidity and Capital Resources

Our cash balances are held in numerous locations throughout the world, with substantially all of those amounts held outside of the United States, primarily in India. Amounts held outside of the United States are generally utilized to support non-U.S. liquidity needs. Most of the amounts held outside of the United States could be repatriated to the United States but, under current law, the amounts would be subject to U.S. federal income taxes, less applicable foreign tax credits. Repatriation of some foreign balances is restricted by local laws. We have provided for the U.S. federal tax liability on the post-acquisition earnings and profits of iGATE Computer, India. All other earnings and profits in other jurisdictions are deemed permanently reinvested.

Repatriation could result in additional income tax payments in future years. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is that cash balances would remain outside of the United States and we would meet liquidity needs through ongoing cash flows, external borrowings, or foreign earnings that are not deemed permanently reinvested, which we expect to be sufficient to meet our operating liquidity requirements, for at least the 12 months following this report. We do not expect restrictions or potential taxes on repatriation of amounts held outside of the United States to have a material effect on our overall liquidity, financial condition or results of operations. As of June 30, 2013, $367.6 million of cash, cash equivalents and short-term investments were held by our foreign subsidiaries. We estimate the potential tax liability relating to the repatriation of such holdings to be approximately $159.4 million.

Cash from Operations

Our largest source of operating cash flows is cash collections from our customers for different information technology services we render under various Statements of Work (SOWs). Our primary uses of cash from operating activities are for personnel related expenditures, leased facilities and taxes.

Net cash provided by operating activities increased by $23.9 million for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012, primarily due to higher net income adjusted for lower depreciation, amortization of intangible assets, deferred loss on derivatives and lower stock-based compensation and higher amortization of debt issuance costs. The impact of these was partially offset by certain unfavorable changes in operating assets and liabilities, primarily increases in accounts receivable, prepaid expenses and unbilled revenues resulting from increases in revenues during the six months ended June 30, 2013, in comparison to the prior period.

Investing Activities

Cash provided by investing activities for the six months ended June 30, 2013 was $204.1 million as compared to cash used in investing activities for the six months ended June 30, 2012 of $236.3 million.

Our investment portfolio and other investments decreased by $239.3 million for the six months ended June 30, 2013 as compared to a decrease of $4.4 million for the six months ended June 30, 2012. Our investment portfolio decreased during the current reporting period as we redeemed investments to repay DBS Bank Ltd., term loan facility.

We purchased 2.5 million shares of iGATE Computer paying $23.7 million during the six months ended June 30, 2013. Our deposits in escrow account which were made to facilitate the purchase of remaining shares in iGATE Computer were completely utilized as of June 30, 2013.

Capital expenditures were $17.2 million and $9.0 million for the six months ended June 30, 2013 and 2012, respectively. Significant portions of the capital expenditures were due to the expansion of our campus facilities located in our Indian centers.

Financing Activities

Cash used in financing activities was $230.2 million for the six months ended June 30, 2013 as compared to cash provided by financing activities of $229.3 million for the six months ended June 30, 2012.

The cash used in during the six months ended June 30, 2013, was primarily due to the net repayment of outstanding term loan amounting to $228.5 million. We also incurred a payment of debt related cost of $2.4 million. We took a term loan of $6.0 million from DBS Bank Ltd., and also availed a revolving credit facility of $35.0 million.

During the six months ended June 30, 2012, we borrowed $225.5 million from DBS Bank Ltd., to fund the purchase of iGATE Computer’s remaining shares and pay delisting related expenses. We received net proceeds from the exercise of employee stock options of $6.2 million for the six months ended June 30, 2012, which was partially offset by the payment of debt cost of $2.5 million.

Our primary future cash requirements will be to fund working capital, debt service, capital expenditures, and benefit obligations. In addition to our working capital requirements, we expect our primary cash requirements for 2013 to be as follows:

•	Debt service— We expect to make payments of approximately $36.4 million during the remainder of 2013 for interest associated with senior notes and bank borrowings.

•

Capital expenditures— We expect to spend approximately $63.3 million for new and existing facility expansion and new hardware and software during the remainder of 2013. Of this we have open purchase obligations of $49.4 million towards construction of new facilities and purchase of property and equipment. We will fund all capital expenditures through a combination of available cash reserves and short term investments and expect to fund the costs of future expansion through our net cash flows provided by operations.

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

Future Sources of Liquidity

We expect our primary source of cash to be positive net cash flows provided by operating activities. Further, we continue to focus on cost reductions and have initiated steps to reduce overheads and provide cash savings. In 2012, we initiated the simplification of our corporate structure by completing the merger of our subsidiaries in the United States. We completed the court approved merger of two of our Indian subsidiaries in May 2013. We expect to save significant costs due to these internal mergers.

We currently have two revolving credit facilities providing for borrowings of up to an aggregate of $120 million subject to certain contractual limitations. As of June 30, 2013, we had borrowed $77 million under the revolving credit facilities. Both revolving credit facilities include other conditions that, if not complied with, could restrict our availability to borrow.

Our senior notes and credit agreements contain various covenants that are subject to a number of limitations and exceptions. The indenture governing our senior notes requires us to comply with Consolidated Priority Debt Leverage Ratio and a Fixed Charge Coverage Ratio when certain events occur. These ratios are based on what we refer to as “Adjusted EBITDA”, which is defined above under “Use of non-GAAP Financial Measures” in this Form 10-Q. Non-compliance with such covenants could affect our liquidity. We are currently in compliance with all covenants associated with our borrowings. The specific covenants and related definitions can be found in the applicable indenture and credit agreements, each of which we have previously filed with the Securities and Exchange Commission.

For more information on the senior notes, revolving credit facilities and the restrictions on borrowing there under, including information on the covenants, please refer to Note 6, Borrowings, and Note 7, Senior Notes to our unaudited condensed consolidated financial statements included in this Form 10-Q.

In order to meet our cash needs we may, from time to time, repatriate, borrow under our credit facilities or issue long term or short-term debt or equity, if the market and our credit facilities and the indentures governing our notes permit us to do so. For more information on the income tax consequences of the repatriation of the earnings of our foreign subsidiaries, please refer to the disclosure provided in “Liquidity and Capital Resources” section included in this Form 10-Q. We regularly evaluate market conditions, our liquidity profile, and various financing alternatives for opportunities to enhance our capital structure. If market conditions are favorable, we may refinance our existing debt or issue additional securities.

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

Based on past performance and current expectations, we expect our existing cash, cash equivalents and short-term investments of $389.8 million as of June 30, 2013, and our ongoing cash flows, external borrowings or foreign earnings that are not deemed permanently reinvested, to be sufficient to meet our operating liquidity requirements described above for at least the twelve (12) months following this report.

Debt Service Obligations

As a result of the acquisition of iGATE Computer, our level of indebtedness increased. As of June, 30, 2013, principal payments due under our indebtedness were $917 million, excluding capital lease obligations of $0.9 million. Our interest expense for the three and six months ended June 30, 2013 were $24.1 million and $46.8 million, respectively, which includes $11.6 million of accrued interest expense.

Our leverage requires that a substantial portion of our cash flows from operations be dedicated to the payment of principal and interest on our indebtedness. We continually monitor our exposure to the risk of increased interest rates as portions of our borrowings under our credit facilities are at variable rates of interest.

We have made all scheduled payments timely under the indenture governing its senior notes, and the revolving credit facilities.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Factors

Market risk factors associated with our business are discussed in Item 7A in our Form 10-K. There have been no material changes from the market risk factors previously disclosed in the Form 10-K.

Effect of Hypothetical Currency Rate Fluctuations

Our primary net foreign currency exposure is the INR. The fair value of foreign exchange contracts is subject to changes in foreign currency exchange rates.

As of June 30, 2013, the potential gain or loss in the fair value of our outstanding foreign exchange derivative contracts assuming hypothetical 10%, 5%, 2% and 1% fluctuations in currency rates would be approximately:

	Valuation given X% decrease In INR / USD rate				Fair Value as of June 30, 2013	Valuation given X% increase in INR / USD rate
	(10%)	(5%)	(2%)	(1%)		1%	2%	5%	10%
INR to USD Rate	53.44	56.41	58.19	58.79	59.38	59.97	60.57	62.35	65.32
Derivative Instruments	$32.5	$15.5	$6.2	$3.2	$0.3	$(2.6)	$(5.4)	$(13.6)	$(26.1)

Seasonality

Our operations are generally not affected by seasonal fluctuations. However, our consultants’ billable hours are affected by national holidays and vacation policies, which vary by country and by operating company.

Economic Trends and Outlook

According to Gartner Inc. (Source: Gartner Forecast Alert: IT Spending, Worldwide, 2Q13 Update, ID Number: G00252578), an IT research and advisory company, the IT Services industry worldwide IT spending is forecasted to total $926 billion in 2013, a 2.2 % increase from 2012 spending of nearly $906 billion.

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

The global economic recovery continues and modest growth in IT spending is expected. However, uncertainties surrounding the prospects for an upturn in global economic growth and the impact from changes of exchange rate remain major hindrances to IT spending growth. This uncertainty has caused pessimistic business and consumer sentiment throughout the world. The industry is aggressively pursuing innovations that it expects to stimulate demand beyond such modest growth. Besides organic growth, industry players are also aggressively pursuing mergers and acquisitions to stimulate growth. We believe that our business model is somewhat diversified, both geographically and operationally as we serve both IT and IT-enabled solutions. We believe our strategy of a global delivery model positions us well to provide a greater breadth of services, expertise and solutions in catering to market needs and opportunities.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 Rules 13a-15(b) and 15d-15(b). Based upon, and as of the date of this evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is involved in lawsuits, claims, investigations, and proceedings, including the matter identified below, that arise in the ordinary course of business.

Litigation

Ashish Kumar Jain, Individually and On Behalf of All Others Similarly Situated v. iGATE Corporation and Phaneesh Murthy, is a lawsuit filed on June 14, 2013 in the United States District Court for the Northern District of California alleging, among other things, that the defendants deceived shareholders by failing to disclose information concerning the relationship between Mr. Murthy, our former Chief Executive Officer, and an employee of the Company. The complaint seeks monetary damages and attorney’s fees. The Company expects to prevail in this matter. However, as litigation is inherently unpredictable, there can be no assurance in this regard.

ITEM 1A.	RISK FACTORS

Except for the following, there are no material changes from the risk factors previously disclosed in Item 1A “Risk Factors” in Part I of the Company’s Form 10-K. The information below updates, and should be read in conjunction with, the risk factors and information disclosed in the Form 10-K.

A failure to locate and hire a suitable permanent Chief Executive Officer and President could have a material adverse effect on our operations and financial results.

On May 20, 2013, Phaneesh Murthy was terminated as Chief Executive Officer and President of the Company. Following the termination of Mr. Murthy, Gerhard Watzinger, was appointed as interim Chief Executive Officer and President. We are actively searching for a permanent Chief Executive Officer and President. No assurance can be given that we will be successful in locating and hiring a suitable permanent Chief Executive Officer and President in the near future. In the event that our board of directors does not find a suitable replacement Chief Executive Officer and President in a timely manner, the lack of a suitable permanent full-time Chief Executive Officer and President could have an adverse effect on business and operations and impair our ability to increase orders and revenues.

The loss of the services of key members of our Senior Leadership Team could have an adverse impact on our business.

Our success is highly dependent on the efforts and abilities of our senior management team. These personnel possess business and technical capabilities that are difficult to replace. Although each executive has entered into an employment agreement containing non-competition, non-disclosure and non-solicitation covenants, these contracts do not guarantee that they will continue their employment with us or that such covenants will be enforceable. Notably, in the second quarter of 2013, Phaneesh Murthy, was terminated as our Chief Executive Officer and President. Mr. Murthy provided significant contributions over the past ten years in helping to establish our company as a leader in the IT industry and improving the value of our company. If we lose the service of any of our other current key executives, including Gerald Watzinger, our current interim Chief Executive Officer, we may not be able to effectively manage our current operations and meet our ongoing and future business challenges and this may have a material adverse effect on our business, results of operations, financial condition and cash flows.

We have been named as a party to a purported shareholder class action, and we may be named in additional litigation, all of which will require significant management time and attention, result in significant legal expenses and may result in an unfavorable outcome, which could have a material adverse effect on our business, operating results and financial condition.

A purported class action lawsuit has been filed against us on behalf of certain purchasers of our common stock. The complaint generally includes allegations that we violated federal securities laws by failing to disclose information concerning the relationship between our former Chief Executive Officer and President, Mr. Murthy, and an employee. The complaint seeks monetary damages and attorney’s fees. Securities class action suits and derivative suits are often brought against companies following periods of volatility in the market price of their securities. We intend to defend the current lawsuit and any future lawsuits vigorously. Due to the inherently unpredictable nature of litigation, we cannot assure that we will be successful. Also, our insurance coverage may be insufficient, our assets may be insufficient to cover any amounts that exceed our insurance coverage, and we may have to pay damage awards or otherwise may enter into settlement arrangements in connection with such claims. Any such payments or settlement arrangements in this current litigation or any future litigation could have material adverse effects on our business, operating results or financial condition. Even if the plaintiffs’ claims are not successful, this or future litigation could result in substantial costs and significantly and adversely impact our reputation and divert management’s attention and resources, which could have a material adverse effect on our business, operating results or financial condition. In addition, such lawsuits may make it more difficult to finance our operations. See the section entitled “Item 1. Legal Proceedings” for a more detailed discussion of our pending litigation.

Our common stock has experienced, and may continue to experience, significant market price and volume fluctuations, which may prevent our shareholders from selling our common stock at a profit and could lead to costly litigation against us that could divert our management’s attention.

The market price of our common stock has historically experienced volatility and may continue to experience such volatility in the future. Factors such as our financial performance, technological achievements by us and our competitors, the establishment of development or strategic relationships with other companies, strategic acquisitions, new customer orders and contracts, may have a significant effect on the market price of our common stock. In addition, the stock market in general, and the stock of IT companies, in particular, have, in recent years, experienced extreme price and volume fluctuations, which are often unrelated to the performance or condition of particular companies. Such broad market fluctuations could adversely affect the market price of our common stock. Due to these factors, the price of our common stock may decline and investors may be unable to resell their shares of our common stock for a profit. Following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. Currently, a class action lawsuit has been filed against us on behalf of certain purchasers of our common stock, which we are prepared to rigorously defend. If we become subject to additional litigation of this kind in the future, it could result in additional substantial litigation costs, a damages award against us and the further diversion of our management’s attention.

Employment litigation could result in significant financial or reputational harm to us.

We are subject to possible claims by our employees alleging discrimination, sexual harassment, negligence and other similar activities by our employees and to possible claims alleging wrongful termination. In this regard, we have been advised that a current employee intends to bring a claim alleging sexual harassment against us and our former Chief Executive Officer and President. We have also been advised that our former Chief Executive Officer and President may bring a claim challenging the basis for his termination. In the event that these or similar cases are decided against us, we could not only incur substantial liability but also experience an increase in similar suits and suffer reputational harm. We are unable to predict the financial outcome that could result from these matters at this time, and any views we form as to the viability of these claims or the financial exposure in which they could result, could change from time to time as the matters proceed through their course, as facts are established, and various judicial determinations are made. No assurance can be made that these matters will not result in significant financial or reputational harm to us. Further, the litigation process may utilize our cash resources and divert management’s attention from the day-to-day operations of our company, all of which could harm our business.

International immigration and work permit laws may adversely affect our ability to deploy our workforce and provide services to clients in the United States, Europe and other jurisdictions, which could hamper our growth or cause our orders and margins to decline.

We have international operations in twenty three countries and recruit professionals on a global basis and, therefore, must comply with the immigration and work permit/visa laws and regulations of the countries in which we operate or plan to operate. Most of our projects require a portion of the work to be completed at the client’s location. Understanding changes and issues of immigration laws are critical as it impacts our ability to staff personnel for various projects with certainty and frequency. Immigration laws in the United States and in other countries are subject to legislative change, as well as to variations in standards of application and enforcement due to political forces and economic conditions. In addition, the U.S. Congress is considering extensive changes to U.S. immigration laws regarding the admission of high-skilled temporary and permanent workers. Legislation recently passed by the U.S. Senate would, among other things, increase the annual H-1B numerical cap from 65,000 to at least 110,000 and would reduce the existing green card backlog for professional workers. However, all employers would be required to pay higher wages to H-1B workers and conduct additional U.S. worker recruitment. Furthermore, the proposed Senate legislation includes several provisions intended to limit the number of H-1B and L-1 workers in a company’s U.S. workforce and the ability of a company to place H-1B and L-1B workers at third party worksites. For example, the Senate legislation would prohibit a company from having more than fifty percent of its U.S. workforce in H-1B or L-1 status and a company with more than thirty percent of its U.S. workforce in H-1B or L-1 status would be required to pay an additional $5000 fee per foreign temporary worker. A company with more than fifteen percent of its workforce in H-1B status would be prohibited from placing H-1B workers at third party worksites. If those provisions are signed into law, our cost of doing business in the United States would increase, and this could have a material and adverse effect on our business, revenues and operating results.

It is difficult to predict the political and economic events that could affect immigration laws, or the restrictive impact they could have on obtaining or monitoring work visas for our technology professionals in the countries in which we conduct business. Our reliance on work visas for a significant number of technology professionals makes us particularly vulnerable to such changes and variations as it affects our ability to staff projects with technology professionals who are not citizens of the country where the work is to be performed. Recently, there has been an increase in the number of rejections of visa applications. This may affect our ability to get timely visas and accordingly staff projects. As a result, we may not be able to obtain a sufficient number of visas for our technology professionals or may encounter delays or additional costs in obtaining or maintaining the conditions of such visas. Additionally, we may have to apply in advance for visas and this could result in additional expenses during certain quarters of the fiscal year.

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

Form 8-K, filed on May 5, 2011.

4.6	Escrow Agreement, by and among iGATE Corporation, as Grantor, Wilmington Trust, National Association (successor by merger to Wilmington Trust FSB), as Trustee, and Standard Chartered Bank, as Escrow Agent, is incorporated by reference to Exhibit 10.1 to iGATE Corporation’s Form 8-K, filed on May 5, 2011.

4.7	Account Security Deed, dated as of May 3, 2011, by and among iGATE Corporation, as charger, and Wilmington Trust, National Association (successor by merger to Wilmington Trust FSB), as charge, is incorporated by reference to Exhibit 10.2 to iGATE Corporation’s Form 8-K, filed on May 5, 2011.

10.1	Second Amendment Agreement dated May 1, 2013 to the Senior Executive Employment Agreement dated January 1st, 2010, between Phaneesh Murthy and iGATE Technologies Inc. is incorporated by reference to Exhibit 10.1 to iGATE Corporation’s 8-K, filed on May 6, 2013.*

10.2	Agreement dated May 24, 2013 to the Offer of Appointment between Gerhard Watzinger and iGATE is filed herewith.*

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer is filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.†

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer.†

101.INS	XBRL Instance Document.†

101.SCH	XBRL Taxonomy Extension Schema Document.†**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.†**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.†**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.†**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.†**

†	Furnished herewith.
*	Indicates management contract or compensatory plan, contract or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 25th day of July 2013.

iGATE CORPORATION

July 25, 2013	/S/ GERHARD WATZINGER
Gerhard Watzinger Chief Executive Officer

/S/ SUJIT SIRCAR
Sujit Sircar Chief Financial Officer

EXHIBIT INDEX

2.1	Share Purchase Agreement, dated as of January 10, 2011, by and among Pan-Asia iGATE Solutions, iGATE Global Solutions Limited and the sellers party thereto, is incorporated by reference to Exhibit 2.1 to iGATE Corporation’s (“iGATE”) Form 8-K, filed on January 12, 2011.

2.2	Share Purchase Agreement, dated as of January 10, 2011, by and among Pan-Asia iGATE Solutions and General Atlantic Mauritius Limited, is incorporated by reference to Exhibit 2.2 to iGATE’s Form 8-K, filed on January 12, 2011.

2.3	Securities Purchase Agreement, dated as of January 10, 2011, by and among Pan-Asia iGATE Solutions and General Atlantic Mauritius Limited, is incorporated by reference to Exhibit 2.3 to iGATE’s Form 8-K, filed on January 12, 2011.

2.4	Separation and Distribution Agreement by and between iGATE and Mastech Holdings, Inc., dated September 30, 2008, is incorporated by reference to Exhibit 2.1 to iGATE’s Form 8-K, filed on October 1, 2008.

3.1	Third Amended and Restated Articles of Incorporation of iGATE Corporation, dated May 5, 2011, is incorporated by reference to Exhibit 3.1 to iGATE’s Form 8-K, filed on May 11, 2011.

3.2	Amended and Restated Bylaws of iGATE Corporation are incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q, filed on August 14, 2000.

3.3	Statement with Respect to Shares—8% Series B Convertible Participating Preferred Stock, no par value per share, is incorporated by reference to Exhibit 3.1 to iGATE’s Form 8-K, filed on February 4, 2011.

4.1	Registration Rights Agreement, between iGATE Corporation and the Selling Shareholders named therein, dated as of August 17, 2010 is incorporated by reference to Exhibit 4.2 to iGATE Corporation’s Registration Statement on Form S-3, Commission File No. 333-170042, filed on October 20, 2010.

4.2	Form of certificate representing the Common Stock of the Company is incorporated by reference to Exhibit 4.1 to iGATE Corporation’s Registration Statement on Form S-1, Commission File No. 333-14169, filed on November 19, 1996.

4.3	Indenture, dated April 29, 2011, by and among iGATE Corporation, iGATE Technologies, Inc., and Wilmington Trust, National Association (successor by merger to Wilmington Trust FSB), as trustee, is incorporated by reference to Exhibit 4.1 to iGATE Corporation’s Form 8-K, filed on May 5, 2011.

4.4	Supplemental Indenture, dated May 12, 2011, among iGATE Corporation, the guarantors named therein, and Wilmington Trust, National Association (successor by merger to Wilmington Trust FSB), as trustee, is incorporated by reference to Exhibit 4.4 to iGATE’s Registration Statement on Form S-4, filed on September 30, 2011.

4.5	Registration Rights Agreement, dated April 29, 2011, by and among iGATE Corporation, iGATE Technologies, Inc. and the initial purchasers named therein is incorporated by reference to Exhibit 4.2 to iGATE Corporation’s Form 8-K, filed on May 5, 2011.

4.6	Escrow Agreement, by and among iGATE Corporation, as Grantor, Wilmington Trust, National Association (successor by merger to Wilmington Trust FSB), as Trustee, and Standard Chartered Bank, as Escrow Agent, is incorporated by reference to Exhibit 10.1 to iGATE Corporation’s Form 8-K, filed on May 5, 2011.

4.7	Account Security Deed, dated as of May 3, 2011, by and among iGATE Corporation, as charger, and Wilmington Trust, National Association (successor by merger to Wilmington Trust FSB), as charge, is incorporated by reference to Exhibit 10.2 to iGATE Corporation’s Form 8-K, filed on May 5, 2011.

10.1	Second Amendment Agreement dated May 1, 2013 to the Senior Executive Employment Agreement dated January 1st, 2010, between Phaneesh Murthy and iGATE Technologies Inc. is incorporated by reference to Exhibit 10.1 to iGATE Corporation’s 8-K, filed on May 6, 2013.*

10.2	Agreement dated May 24, 2013 to the Offer of Appointment between Gerhard Watzinger and iGATE is filed herewith.*

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer is filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.†

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer.†

101.INS	XBRL Instance Document.†**

101.SCH	XBRL Taxonomy Extension Schema Document.†**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.†**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.†

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.†**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.†**

†	Furnished herewith.
*	Indicates management contract or compensatory plan, contract or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.