Form 10-Q
period 2013-09-30
IGATE CORP
filed 2013-10-18
CIK 1024732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding as of October 14, 2013 was 58,311,538.

iGATE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2013

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

iGATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	$293,406	$271,090	$851,592	$802,348
Cost of revenues (exclusive of depreciation and amortization)	172,063	163,269	518,073	488,380

Gross margin	121,343	107,821	333,519	313,968
Selling, general and administrative expense	46,862	44,064	139,004	127,348
Depreciation and amortization	8,439	10,027	26,305	36,757

Income from operations	66,042	53,730	168,210	149,863
Interest expense	(20,256)	(21,994)	(67,025)	(62,149)
Foreign exchange gain (loss), net	(4,372)	(3,763)	92	(18,198)
Other income, net	5,213	8,815	39,910	23,975

Income before income taxes	46,627	36,788	141,187	93,491
Income tax expense	14,634	8,495	44,461	24,007

Net income	31,993	28,293	96,726	69,484
Non-controlling interest	97	0	97	4,476

Net income attributable to iGATE Corporation	31,896	28,293	96,629	65,008
Accretion to preferred stock	126	103	361	295
Preferred dividend	7,994	7,419	23,246	21,590

Net income attributable to iGATE common shareholders	$23,776	$20,771	$73,022	$43,123

Basic earnings per share:
Common Stock	$0.30	$0.27	$0.94	$0.57
Unvested restricted stock	$0.30	$0.27	$0.93	$0.57
Series B Preferred Stock	$0.70	$0.67	$2.10	$1.74

Diluted earnings per share	$0.30	$0.27	$0.91	$0.56

See accompanying notes.

iGATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss) attributable to iGATE common shareholders	$23,776	$20,771	$73,022	$43,123
Add: Non-controlling interest	97	0	97	4,476
Other comprehensive income:
Change in fair value of marketable securities, net of tax of $366 and $(599) for three months ended September 30, 2013 and 2012 and $3,341 and $(1,503) for nine months ended September 30, 2013 and 2012	(336)	295	(7,086)	1,761
Unrecognized actuarial gain (loss) on pension liability, net of tax of $(155) and $41 for three months ended September 30, 2013 and 2012 and $(450) and $106 for nine months ended September 30, 2013 and 2012	293	(24)	863	(290)
Change in fair value of cash flow hedges net of tax of $1,063 and $(5,131) for three months ended September 30, 2013 and 2012 and $2,744 and $(9,128) for nine months ended September 30, 2013 and 2012	(1,482)	13,084	(5,417)	22,438
Gain (loss) on foreign currency translation	(48,269)	72,862	(120,276)	11,395

Total comprehensive gain (loss)	(25,921)	106,988	(58,797)	82,903
Less: Total comprehensive income (loss) attributable to non-controlling interest, net of tax of $11 and $0 for three months ended September 30, 2013 and 2012 and $11 and $0 for nine months ended September 30, 2013 and 2012	(1,890)	0	(1,890)	4,476

Total comprehensive income (loss) attributable to iGATE common shareholders	$(24,031)	$106,988	$(56,907)	$78,427

See accompanying notes.

iGATE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	September 30, 2013 (Unaudited)	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$141,979	$95,155
Restricted cash	0	3,072
Short-term investments	304,826	510,816
Accounts receivable, net	146,821	162,335
Unbilled revenues	83,836	72,901
Prepaid expenses and other current assets	37,557	31,710
Prepaid income taxes	8,330	8,541
Deferred tax assets	20,681	14,655
Foreign exchange derivative contracts	7,580	782

Total current assets	751,610	899,967

Deposits and other assets	21,094	25,372
Prepaid income taxes	28,856	28,351
Property and equipment, net	155,154	167,252
Leasehold land	75,809	86,933
Deferred tax assets	14,745	30,635
Goodwill	433,184	493,141
Intangible assets, net	120,202	144,428

Total assets	$1,600,654	$1,876,079

LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST, PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,215	$7,799
Line of credit	77,000	77,000
Term loans	52,500	35,000
Accrued payroll and related costs	53,822	54,802
Other accrued liabilities	104,284	79,008
Accrued income taxes	10,042	9,134
Foreign exchange derivative contracts	8,071	7,516
Deferred revenue	15,115	17,890

Total current liabilities	329,049	288,149
Other long-term liabilities	3,217	3,265
Senior notes	770,000	770,000
Term loans	0	263,500
Accrued income taxes	19,590	17,272
Deferred tax liabilities	48,299	55,494

Total liabilities	1,170,155	1,397,680

Commitments and contingencies (Note 19)
Redeemable non-controlling interest	0	32,422
Series B Preferred stock, without par value: 480,000 shares authorized; 330,000 shares issued and outstanding	402,081	378,474
iGATE Corporation shareholders’ equity:
Preferred shares, without par value: 19,520,000 shares authorized; 1 share held in treasury	0	0
Common shares, par value $0.01 per share:
700,000,000 shares authorized; 59,300,940 and 58,533,405 shares issued; 58,310,838 and 57,543,303 shares outstanding as of September 30, 2013 and December 31, 2012, respectively	593	585
Common shares held in treasury, at cost, 990,102 shares	(14,714)	(14,714)
Additional paid-in capital	198,484	185,340
Retained earnings	243,897	170,875
Accumulated other comprehensive loss	(404,512)	(274,583)

Total iGATE Corporation shareholders’ equity	23,748	67,503
Non-controlling interest	4,670	0

Total equity	28,418	67,503

Total liabilities, redeemable non-controlling interest, preferred stock and shareholders’ equity	$1,600,654	$1,876,079

See accompanying notes.

iGATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months ended September 30,
	2013	2012
Cash Flows From Operating Activities:
Net income	$96,726	$69,484
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	26,305	36,757
Stock-based compensation	7,238	9,270
Realized gain on investments	(30,057)	(17,069)
Loss on sale of investment in affiliate	0	551
Deferred gain (loss) on settled derivatives	(1,066)	19,344
Provision for doubtful debts	154	680
Deferred income taxes	(467)	(10,290)
Amortization of debt issuance costs	9,209	4,810
Loss (gain) on sale of property and equipment	(2,248)	32
Deferred rent	198	(88)
Excess tax benefits related to stock option exercises	(463)	(318)
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenue	(4,164)	(32,698)
Prepaid expenses and other assets	(10,389)	(19,746)
Accounts payable	458	10,364
Accrued and other liabilities	39,270	(9,662)
Deferred revenue	(2,411)	(6,074)

Net cash flows provided by operating activities	128,293	55,347

Cash Flows From Investing Activities:
Purchase of property and equipment	(24,230)	(13,430)
Proceeds from sale of property and equipment	2,574	27
Purchase of available-for-sale investments	(1,188,835)	(1,528,008)
Proceeds from maturities and sale of available-for-sale investments	1,372,990	1,438,195
Restricted cash	3,072	(11,400)
Receipts from lease deposits	0	2,663
Purchase of non-controlling interests	(23,651)	(224,009)

Net cash flows provided by (used in) investing activities	141,920	(335,962)

Cash Flows From Financing Activities:
Payments on capital lease obligations	(450)	(415)
Payment of line of credit and term loans	(287,000)	0
Proceeds from line of credit and term loans	41,000	295,500
Payment of debt related costs	(2,394)	(3,263)
Proceeds from exercise of stock options	3,625	7,231
Excess tax benefits related to stock option exercises	463	318

Net cash flows (used in) provided by financing activities	(244,756)	299,371

Effect of exchange rate changes	21,367	3,512

Net change in cash and cash equivalents	46,824	22,268
Cash and cash equivalents, beginning of period	95,155	75,440

Cash and cash equivalents, end of period	$141,979	$97,708

See accompanying notes.

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

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

The accompanying balance sheet and financial information as of December 31, 2012 is derived from audited financial statements but does not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2012.

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

2.	Non-controlling Interest

In 2012, the Company announced an exit offer to the shareholders of iGATE Computer Systems Limited (“iGATE Computer”) (formerly known as Patni Computer Systems Limited) to tender their shares to the Company at any time from May 28, 2012 until May 27, 2013.

On May 10, 2013, the High Court of Judicature at Mumbai, India, approved the merger of the Company’s Indian subsidiaries, iGATE Computer with iGATE Global Solutions Limited (“iGATE Global”). Pursuant to the merger, shareholders of iGATE Computer who did not tender their shares during the exit period were issued iGATE Global shares in the ratio of five equity shares of iGATE Global for twenty two equity shares of iGATE Computer.

Subsequent to the expiry of the exit offer period, the Company has no obligation to redeem the shares and accordingly the remaining redeemable non-controlling interest amounting $6.6 million has been reclassified to permanent equity. As of September 30, 2013, the Company recorded non-controlling interest amounting to $4.7 million (including $0.1 million of net income and $2.0 million of accumulated other comprehensive loss attributable to non-controlling interest for the reporting period) for 0.2 million shares of iGATE Global (including 0.02 million of vested options).

3.	Goodwill and Intangible Assets

The changes in the carrying value of goodwill for the nine months ended September 30, 2013 (in thousands) are as follows:

Amount
Goodwill as of December 31, 2012	$493,141
Foreign currency translation effect	(59,957)

Goodwill as of September 30, 2013	$433,184

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

The following describes changes in the carrying value of intangibles for the nine months ended September 30, 2013 (in thousands):

Amount
Intangible assets as of December 31, 2012	$144,428
Foreign currency translation effect	(16,246)
Amortization	(7,980)

Intangible assets as of September 30, 2013	$120,202

As of September 30, 2013, intangible assets were comprised of the following (in thousands):

Amount
Customer relationships	$189,844
Intellectual property rights	9,400
Foreign currency translation adjustments	(50,767)
Accumulated Amortization	(28,275)

Intangible assets as of September 30, 2013	$120,202

Intangible assets are amortized over the remaining weighted average period of 12.2 years. Intellectual property rights are amortized over the remaining weighted average period of 3.7 years. Customer relationship is amortized over their remaining useful life of 12.6 years.

Amortization expenses related to identifiable intangible assets were $2.5 million and $2.9 million for the three months ended September 30, 2013 and 2012, respectively and $7.9 million and $8.8 million for the nine months ended September 30, 2013 and 2012, respectively. Future estimated annual amortization is as follows (in thousands):

Amount
Remainder of 2013	$2,538
2014	$10,363
2015	$10,806
2016	$11,171
2017	$10,750

4.	Series B Preferred Stock

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

SEPTEMBER 30, 2013

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

The Company incurred issuance costs amounting to $3.4 million which have been netted against the proceeds received from the issuance of Series B Preferred Stock. The Series B Preferred Stock is being accreted over a period of six years. The amount accreted totaled $0.1 million for each of the three months ended September 30, 2013 and 2012 and $0.4 million and $0.3 million for the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013 and 2012, the remaining unamortized balance of issuance costs was $2.3 million and $2.8 million, respectively.

The Company is accruing for cumulative dividends at a rate of 8.00% per annum, compounded quarterly. The amount of such dividends accrued was $7.9 million and $7.4 million during the three months ended September 30, 2013 and 2012, respectively, and $23.2 million and $21.6 million during the nine months ended September 30, 2013 and 2012, respectively.

As of September 30, 2013 and 2012, the shares of Series B Preferred Stock are potentially convertible into 19.9 million and 18.4 million shares of common stock, respectively.

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

5.	Borrowings

Line of Credit

On February 21, 2011, the Company entered into an arrangement with a bank for availing an unsecured revolving working credit facility of $70 million at an annual interest rate of LIBOR plus 195 basis points. The interest rate was initially renewed on an annual basis and is now renewed periodically. This facility was renewed and the interest rate was changed to LIBOR plus 115 basis points with effect from March 25, 2013. As of September 30, 2013, the Company had borrowed $52 million under this line of credit at a weighted average interest rate of 1.41%. Interest expense for the three months ended September 30, 2013 and 2012 was $0.2 million and $0.14 million, respectively and interest expense for nine months ended September 30, 2013 and 2012 was $0.6 million and $0.37 million, respectively.

On May 10, 2011, the Company entered into a credit agreement with a bank for revolving credit commitments in an aggregate principal U.S. Dollar equivalent of $50 million, maturing on May 10, 2016. The proceeds are to be used for working capital and other general corporate purposes. This facility carries an interest rate of LIBOR plus 280 basis points payable at the end of each month. As of September 30, 2013, the Company had borrowed $25 million under this revolving credit arrangement at an interest rate of 2.98%. Interest expense for the three months ended September 30, 2013 and 2012 was $0.3 million and $0.09 million, respectively and interest expense for nine months ended September 30, 2013 and 2012 was $0.6 million and $0.17 million, respectively.

The Company cancelled its non-fund based revolving credit facility of $10.3 million during the period.

Term Loans

On April 3, 2012, Pan-Asia iGATE Solutions (“Pan-Asia”) entered into an agreement for a secured term loan facility with DBS Bank Limited, Singapore, as an administrative agent, in an aggregate principal U.S. Dollar equivalent of $265 million maturing on June 8, 2014. This facility was guaranteed by the Company and several of its 100% owned subsidiaries and was undertaken to finance Pan-Asia’s purchase of the remaining publicly traded equity shares of iGATE Computer. During the second quarter of 2013, the Company repaid the term loan along with the bank guarantee and has no outstanding amount under this term loan facility and accordingly expensed all unamortized debt issue costs.

In connection with the above term loan, the Company recorded an interest expense of $0.0 million and $1.7 million for the three months ended September 30, 2013 and 2012, respectively and $2.5 million and $3.4 million for the nine months ended September 30, 2013 and 2012, respectively. The Company incurred debt issuance costs of $4.8 million of which the amount amortized was $0.0 million and $0.3 million for the three months ended September 30, 2013 and 2012, respectively and $4.0 million and $0.5 million for the nine months ended September 30, 2013 and 2012, respectively.

On August 29, 2012, iGATE Technologies Inc (“iTI”), borrowed $70 million from a bank to finance the purchase of iGATE Americas Inc (“iAI”). The loan matures on February 28, 2014, is repayable over a period of 18 months and carried an interest rate of LIBOR plus 280 basis points payable at the end of each month. As per the terms of the agreement, the spread increases on repayment of each tranche of loan balance. Accordingly, the interest rate was renewed to LIBOR plus 340 basis points after the first repayment of the loan was made. The loan documents contain customary representations and warranties, events of default and affirmative and negative covenants, and the loan is guaranteed by the Company and several of its 100% owned subsidiaries.

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

As of September 30, 2013, the amount outstanding under this term loan facility is $52.5 million. As of September 30, 2013, the interest rate was 3.58% and the Company recorded an interest expense for $0.5 million and $0.13 million for the three months ended September 30, 2013 and 2012, respectively and $1.5 million and $0.13 million for the nine months ended September 30, 2013 and 2012, respectively. In connection with this term loan, the Company incurred debt issuance costs of $0.8 million of which $0.1 million is accounted for as part of prepaid expenses and other current assets. These costs are being amortized to interest expense over the respective term of the loan using the effective interest method. The amount amortized was $0.1 million and $0.05 for the three months ended September 30, 2013 and 2012, respectively and $0.5 million and $0.05 million for the nine months ended September 30, 2013 and 2012, respectively.

As of September 30, 2013, the Company was in compliance with all covenants associated with the aforementioned borrowings.

6.	Senior notes

On April 29, 2011, the Company sold $770 million of 9.0% senior notes due May 1, 2016 (the “Notes”) through a private placement transaction exempt from the registration requirements of the Securities Act of 1933, pursuant to an Indenture (the “Indenture”) by and among the Company, iTI., and the trustee, as supplemented by the Supplemental Indenture dated as of May 12, 2011, by and among the Company, iTI., iGATE Holding Corporation, iGATE Inc. and the trustee. The interest is payable semiannually in cash in arrears on May 1 and November 1 of each year, beginning on November 1, 2011. The Notes are senior unsecured obligations of the Company, guaranteed by the Company’s domestic 100% owned subsidiaries, as identified in Note 18, with exceptions considered customary for such guarantees under which a subsidiary’s guarantee would terminate. In accordance with the terms of the second supplemental indenture dated September 30, 2012, iAI, a 100% owned domestic subsidiary of iTI, was included as a guarantor to the senior notes with effect from September 1, 2012. Subsequently on December 31, 2012, as part of an integration process, iAI along with Patni Telecom Inc. (“PTS”), were merged into iTI.

The terms of the Indenture governing the Notes, among other things, limits the ability of the Company and its restricted subsidiaries to (i) incur additional indebtedness or issue certain preferred stock; (ii) pay dividends on, or make distributions in respect of, their capital stock or repurchase their capital stock; (iii) make certain investments or other restricted payments; (iv) sell certain assets; (v) create liens or use assets as security in other transactions; (vi) merge, consolidate or transfer or dispose of substantially all of their assets; and (vii) engage in certain transactions with affiliates. These covenants are subject to a number of important limitations and exceptions that are described in the Indenture. The Indenture also contains certain financial covenants relating to Consolidated Priority Debt Leverage Ratio and a Fixed Charge Coverage Ratio that the Company must comply with, when any of the above events occur. As of September 30, 2013, no such events have occurred.

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

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

As of September 30, 2013, the amortizable debt issuance cost was $19.3 million, of which $6.9 million is accounted for as part of prepaid expenses and other current assets and $12.4 million as part of deposits and other assets. These costs are being amortized to interest expense over the balance period of approximately two and half years using the effective interest method. The amount amortized was $1.6 million and $1.5 million for the three months ended September 30, 2013 and 2012, respectively, and $4.7 million and $4.3 million for the nine months ended September 30, 2013 and 2012, respectively. Interest expense (including amortized debt issue costs) for the three months ended September 30, 2013 and 2012 was $18.9 million and $18.8 million, respectively, and interest expense for the nine months ended September 30, 2013 and 2012 was $56.7 million and $56.3 million, respectively.

7.	Income tax

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

The Company uses the estimated annual effective tax rate method in computing its interim tax provision. Certain items, including those deemed to be unusual, infrequent or that cannot be reliably estimated, are excluded from the estimated annual effective tax rate. In these cases, the actual tax expense or benefit applicable to those items is treated discretely, and is reported in the same period as the related item. The Company’s effective tax rate (“ETR”) was 31.4% and 31.5% for the three and nine months ended September 30, 2013, respectively. For the three and nine months ended September 30, 2012, the Company’s ETR was 23.1% and 25.7%, respectively.

The difference in the ETR as compared to the U.S. statutory rate of 35.0% is primarily attributable to the tax holiday benefits enjoyed by the Company’s subsidiary in India, tax benefits arising from merger of Indian subsidiaries and effect of additional income tax expenses on account of true-up adjustments in our U.S jurisdiction.

Under the Indian Income-tax Act, 1961, iGATE Global is eligible to claim an income tax holiday on profits derived from the export of software services from divisions registered under Special Economic Zones (“SEZs”) arrangements. Profits derived from the export of software services from these divisions registered under the SEZ scheme are eligible for a 100% tax holiday during the initial five consecutive assessment years followed by 50% for the subsequent ten consecutive assessment years from the date of commencement of operations by the respective SEZ. Effective April 1, 2013, one of the divisions registered under SEZ scheme has completed its first five years of 100% tax holiday and would be claiming 50% of tax holiday for the next ten years.

For the three months ended September 30, 2013, and 2012 the tax holiday benefits were $1.3 million and $2.4 million, respectively, when calculated at the statutory U.S. rate. For the nine months ended September 30, 2013 and 2012, the tax holiday resulted in income tax benefits of $5.8 million and $5.9 million, respectively, when calculated at the statutory U.S. rate. This SEZ tax holiday will begin to expire from March 2023.

There has been no material movements in the ASC 740-10 reserves during the reporting period.

The Company recognizes interest and penalties related to uncertain tax positions in other income. As of September 30, 2013, the Company had $1.3 million of accrued interest related to uncertain tax positions.

As of September 30, 2013, the Company had $22.1 million of gross unrecognized tax benefits of which $17.6 million (net unrecognized tax benefits) would affect the ETR, if recognized. Although it is difficult to anticipate the final outcome on timing of resolution of any particular uncertain tax position, the Company believes that the total amount of unrecognized tax benefits will be decreased by approximately $7.2 million during the next twelve (12) months due to the expiration of the statute of limitations.

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

8.	Earnings Per Share

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

SEPTEMBER 30, 2013

Earnings per share for the common stock, unvested restricted stock and Series B Preferred Stock under the two class method are presented below (dollars and shares in thousands, except per share data):

			Three Months Ended September 30,		Nine Months Ended September 30,
			2013	2012	2013	2012
Net income attributable to iGATE common shareholders			$23,776	$20,771	$73,022	$43,123
Add: Dividend on Series B Preferred Stock			7,994	7,419	23,246	21,590

			31,770	28,190	96,268	64,713
Less: Dividends on
Series B Preferred Stock	[A	]	7,994	7,419	23,246	21,590

Undistributed Income			$23,776	$20,771	$73,022	$43,123

Allocation of Undistributed Income:
Common stock	[B	]	17,716	15,712	54,411	32,619
Unvested restricted stock	[C	]	7	12	21	26
Series B Preferred Stock	[D	]	6,053	5,047	18,590	10,478

			$23,776	$20,771	$73,022	$43,123

Shares outstanding for allocation of undistributed income:
Common stock			58,311	57,318	58,311	57,318
Unvested restricted stock			23	45	23	45
Series B Preferred Stock			19,923	18,411	19,923	18,411

			78,257	75,774	78,257	75,774

Weighted average shares outstanding:
Common stock	[E	]	58,148	57,271	57,895	57,076
Unvested restricted stock	[F	]	23	45	23	45
Series B Preferred Stock	[G	]	19,923	18,411	19,923	18,411

			78,094	75,727	77,841	75,532

Weighted average common stock outstanding			58,148	57,271	57,895	57,076
Dilutive effect of stock options and restricted shares outstanding			1,688	1,622	1,669	1,638

Dilutive weighted average shares outstanding	[H	]	59,836	58,893	59,564	58,714

Distributed earnings per share:
Series B Preferred Stock	[I=A/G	]	$0.40	$0.40	$1.17	$1.17
Undistributed earnings per share:
Common stock	[J=B/E	]	$0.30	$0.27	$0.94	$0.57
Unvested restricted stock	[K=C/F	]	$0.30	$0.27	$0.93	$0.57
Series B Preferred Stock	[L=D/G	]	$0.30	$0.27	$0.93	$0.57
Basic earnings per share from operations:
Common stock	[J	]	$0.30	$0.27	$0.94	$0.57
Unvested restricted stock	[K	]	$0.30	$0.27	$0.93	$0.57
Series B Preferred Stock	[I+L	]	$0.70	$0.67	$2.10	$1.74
Diluted earnings per share from operations	[[B+C]/H	]	$0.30	$0.27	$0.91	$0.56

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

The number of outstanding options to purchase common shares for which the option exercise prices exceeded the average market price of the common shares aggregated 0.2 million and 0.8 million shares for the three months ended September 30, 2013 and 2012, respectively, and 0.8 million and 0.6 million shares for the nine months ended September 30, 2013 and 2012, respectively. These options were excluded from the computation of diluted earnings per share under the treasury stock method. The number of shares of outstanding Series B Preferred Stock for which the earnings per share exceeded the earnings per share of common stock aggregated to 19.9 million and 18.4 million for the three and nine months ended September 30, 2013 and 2012, respectively. These shares were excluded from the computation of diluted earnings per share as they were anti-dilutive.

9.	Investments

Short term investments comprise the following (in thousands):

	As of September 30, 2013
	Carrying Value	Unrealized Gain	Unrealized Loss		Fair Value
Mutual Funds
Liquid mutual funds	$210,458	$1,284	$(7,084	)*	$204,658
Fixed maturity plan funds	0	0	0		0
Certificate of deposits with banks and others	0	0	0		0
Fixed deposits with banks	100,168	0	0		100,168

	$310,626	$1,284	$(7,084)		$304,826

	As of December 31, 2012
	Carrying Value	Unrealized Gain	Unrealized Loss	Fair Value
Mutual Funds
Liquid mutual funds	$458,310	$8,158	$0	$466,468
Fixed maturity plan funds	3,637	315	0	3,952
Certificate of deposits with banks and others	37,158	3,238	0	40,396
Fixed deposits with banks	0	0	0	0

	$499,105	$11,711	$0	$510,816

*	represents the changes in the fair value of foreign currency denominated securities. The Company entered into foreign exchange forward contracts to hedge the risk of changes in the foreign exchange rates on these securities. The Company has recognized the gain of $ 7.3 million on the foreign exchange forward contract are recognized as part of current asset while the loss of $ 7.1 million on the foreign currency denominated securities is adjusted to the investment value. However, the gain on foreign exchange forward contracts and the loss on securities relating to changes in the foreign exchange rates are recognized in the consolidated statements of income within foreign exchange gain (loss), net (also see note 11).

Contractual maturities of short-term and other investments in available-for-sale securities as of September 30, 2013, were as follows (in thousands):

As of September 30, 2013

Due within one year	$304,826

Realized gains and losses on the cost of securities sold or disposed is determined on First in First out (“FIFO”) method. The proceeds from maturities and sales of available-for-sale securities amounted to $1.4 billion for each of the nine months ended September 30, 2013 and 2012.

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

Dividends from available-for-sale securities and gross realized gains and losses on sale of available-for-sale securities are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Dividends	$0	$0	$0	$5,378
Gross realized gains	4,088	8,572	30,057	17,743
Gross realized losses	0	0	0	(674)

	$4,088	$8,572	$30,057	$22,447

The changes in the unrealized gain, net, on marketable securities carrying value for the three and nine months ended September 30, 2013 and 2012 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Unrealized gain on marketable securities at the beginning of the period	$1,986	$5,296	$11,711	$2,926
Reclassification of gain into earnings on maturity	(4,088)	(8,572)	(30,057)	(17,069)
Net unrealized gain due to changes in the fair value	3,386	9,466	19,630	20,333

Unrealized gain on marketable securities at the end of the period	$1,284	$6,190	$1,284	$6,190

10.	Accumulated Other Comprehensive Loss

The following table summarizes the allocation of total comprehensive income (loss) between iGATE common shareholders and non-controlling interest for the three and nine months ended September 30, 2013: (in thousands):

	Three months ended September 30, 2013			Nine months ended September 30, 2013
	iGATE common shareholders	Non- controlling interest	Total	iGATE common shareholders	Non- controlling interest	Total
Net income attributable to iGATE common shareholders	$23,776	$0	$23,776	$73,022	$0	$73,022
Non-controlling interest	0	97	97	0	97	97
Other comprehensive income:
Change in fair value of marketable securities	(337)	1	(336)	(7,087)	1	(7,086)
Unrecognized actuarial gain (loss) on pension liability	290	3	293	860	3	863
Change in fair value of cash flow hedges	(1,458)	(24)	(1,482)	(5,393)	(24)	(5,417)
Gain (loss) on foreign currency translation	(46,302)	(1,967)	(48,269)	(118,309)	(1,967)	(120,276)

Total comprehensive income (loss)	$(24,031)	$(1,890)	$(25,921)	$(56,907)	$(1,890)	$(58,797)

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

The changes in the balances of accumulated other comprehensive income (loss), by component, attributable to iGATE common shareholders, are summarized as follows for the three and nine months ended September 30, 2013 (in thousands):

	Three months ended September 30, 2013			Nine months ended September 30, 2013
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Unrealized gain on Marketable securities:
Beginning balance	$1,986	$(461)	$1,525	$11,711	$(3,436)	$8,275
Amount of gain (loss) recognized in other comprehensive income	3,375	(699)	2,676	19,619	(5,320)	14,299
Less: Amounts of gain (loss) reclassified from accumulated other comprehensive income	4,078	(1,065)	3,013	30,047	(8,661)	21,386

Current-period other comprehensive income (loss)	(703)	366	(337)	(10,428)	3,341	(7,087)

Ending balance	$1,283	$(95)	$1,188	$1,283	$(95)	$1,188

Unrealized gain (loss) on cash flow hedges
Beginning balance	$(4,987)	$1,497	$(3,490)	$629	$(184)	$445
Amount of gain (loss) recognized in other comprehensive income	(8,432)	2,804	(5,628)	(11,498)	3,738	(7,760)
Less: Amounts of gain (loss) reclassified from accumulated other comprehensive income	(5,924)	1,754	(4,170)	(3,374)	1,007	(2,367)

Current-period other comprehensive income (loss)	(2,508)	1,050	(1,458)	(8,124)	2,731	(5,393)

Ending balance	$(7,495)	$2,547	$(4,948)	$(7,495)	$2,547	$(4,948)

Actuarial gain (loss) relating to defined benefit plan
Beginning balance	$673	$(226)	$447	$(192)	$69	$(123)
Amount of gain (loss) recognized in other comprehensive income	444	(153)	291	1,313	(449)	864
Less: Amounts of gain (loss) reclassified from accumulated other comprehensive income	1	0	1	5	(1)	4

Current-period other comprehensive income (loss)	443	(153)	290	1,308	(448)	860

Ending balance	$1,116	$(379)	$737	$1,116	$(379)	$737

Foreign currency translation
Beginning balance	$(355,187)	$0	$(355,187)	$(283,180)	$0	$(283,180)
Amount of gain (loss) recognized in other comprehensive income	(46,302)	0	(46,302)	(118,309)	0	(118,309)
Less: Amounts of gain (loss) reclassified from accumulated other comprehensive income	0	0	0	0	0	0

Current-period other comprehensive income (loss)	(46,302)	0	(46,302)	(118,309)	0	(118,309)

Ending balance	$(401,489)	$0	$(401,489)	$(401,489)	$0	$(401,489)

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

The changes in the balances of accumulated other comprehensive income (loss), by component, attributable to iGATE common stockholders, are summarized as follows for the three and nine months ended September 30, 2012 (in thousands):

	Three months ended September 30, 2012			Nine months ended September 30, 2012
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Unrealized gain on Marketable securities:
Beginning balance	$5,296	$(1,170)	$4,126	$2,926	$(266)	$2,660
Amount of gain (loss) recognized in other comprehensive income	9,466	(2,538)	6,928	20,333	(5,363)	14,970
Less: Amounts of gain (loss) reclassified from accumulated other comprehensive income	8,572	(1,939)	6,633	17,069	(3,860)	13,209

Current-period other comprehensive income (loss)	894	(599)	295	3,264	(1,503)	1,761

Ending balance	$6,190	$(1,769)	$4,421	$6,190	$(1,769)	$4,421

Unrealized gain (loss) on cash flow hedges
Beginning balance	$(17,770)	$4,983	$(12,787)	$(31,121)	$8,980	$(22,141)
Amount of gain (loss) recognized in other comprehensive income	7,570	(2,724)	4,846	4,333	(2,988)	1,345
Less: Amounts of gain (loss) reclassified from accumulated other comprehensive income	(10,645)	2,407	(8,238)	(27,233)	6,140	(21,093)

Current-period other comprehensive income (loss)	18,215	(5,131)	13,084	31,566	(9,128)	22,438

Ending balance	$445	$(148)	$297	$445	$(148)	$297

Actuarial gain (loss) relating to defined benefit plan
Beginning balance	$(275)	$61	$(214)	$56	$(4)	$52
Amount of gain (loss) recognized in other comprehensive income	(65)	41	(24)	(400)	107	(293)
Less: Amounts of gain (loss) reclassified from accumulated other comprehensive income	0	0	0	(4)	1	(3)

Current-period other comprehensive income (loss)	(65)	41	(24)	(396)	106	(290)

Ending balance	$(340)	$102	$(238)	$(340)	$102	$(238)

Foreign currency translation
Beginning balance	$(299,958)	$0	$(299,958)	$(238,491)	$0	$(238,491)
Amount of gain (loss) recognized in other comprehensive income	72,862	0	72,862	11,395	0	11,395
Less: Amounts of gain (loss) reclassified from accumulated other comprehensive income	0	0	0	0	0	0

Current-period other comprehensive income (loss)	72,862	0	72,862	11,395	0	11,395

Ending balance	$(227,096)	$0	$(227,096)	$(227,096)	$0	$(227,096)

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

The following table summarizes the reclassifications out of accumulated other comprehensive income for the three and nine months ended September 30, 2013 and 2012 (in thousands):

Accumulated Other Comprehensive Income – Components	Line item in Statement of Income	Amount reclassified from Accumulated Other Comprehensive Income
		Three months ended September 30,		Nine months ended September 30,
		2013	2012	2013	2012
Available-for-sale securities:
Sale of Securities	Other Income, net	$4,088	$8,572	$30,057	$17,069
	Income tax expense	(1,067)	(1,939)	(8,663)	(3,860)
	Non-controlling interest, net of tax	(8)	(0)	(8)	(0)

	Reclassification to earnings	$3,013	$6,633	$21,386	$13,209

Cash flow hedges:
Foreign exchange derivative contracts	Foreign exchange gain (loss), net	$(5,929)	$(10,645)	$(3,379)	$(27,233)
	Income tax expense	1,755	2,407	1,008	6,140
	Non-controlling interest, net of tax	4	(0)	4	(0)

	Reclassification to earnings	$(4,170)	$(8,238)	$(2,367)	$(21,093)

Pension and other defined benefit liability:
Amortization of actuarial gain (loss)	Cost of revenues	$1	$0	$5	$(4)
	Income tax expense	(0)	(0)	(1)	1
	Non-controlling interest, net of tax	(0)	(0)	(0)	(0)

	Reclassification to earnings	$1	$0	$4	$(3)

11.	Derivative Instruments and Hedging Activities

The Company enters into foreign currency forward and option contracts (“foreign exchange derivative contracts”) to mitigate and manage the risk of changes in foreign exchange rates on inter-company and end customer accounts receivable and forecasted sales and inter-company transactions. The Company hedges anticipated sales transactions that are subject to foreign exchange exposure with foreign exchange derivative contracts that are designated effective and that qualify as cash flow hedges under ASC Topic 815, “Derivatives and Hedging” (ASC No. 815).

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

In respect of foreign exchange derivative contracts which hedge the foreign currency risk associated with both the anticipated sales transaction and the collection thereof (dual purpose hedges), the hedge effectiveness is assessed based on overall changes in fair value with the effective portion of gains or losses included in accumulated other comprehensive income (loss). The effective portion of gain or loss attributable to forecasted sales are reclassified from accumulated other comprehensive income (loss) and recognized in consolidated statements of income when the sales transaction occurs.

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

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

Changes in the fair value of cash flow hedges deemed ineffective are recognized in the consolidated statement of income and are included in foreign exchange gain (loss). The Company also uses foreign exchange derivatives contracts not designated as hedging instruments under ASC No. 815 to hedge inter-company and end customer accounts receivable and other monetary assets denominated in currencies other than the functional currency. Changes in the fair value of these foreign exchange derivative contracts are recognized in the consolidated statements of income and are included in foreign exchange gain (loss).

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

The Company has also entered into foreign exchange forward contracts to hedge the risk of changes in the foreign exchange rates on its foreign currency denominated investments classified as available-for-sale securities. These forward contracts qualify as effective fair value hedges and the hedge effectiveness assessment is done on the basis of spot to spot changes in foreign exchange rates. Accordingly, as per ASC 320 and 815, the changes in the fair value of the available-for-sale security amounting to unrealized loss of $7.1 million attributable to the risk being hedged is recognized in the consolidated statements of income along with unrealized gain of $7.3 million on the above designated foreign exchange forward contract. The unrealized loss on the fair value investment and the gain on forward contract are recognized as part of foreign exchange gain or loss in the consolidated statements of income. Additionally, the gain on the foreign exchange forward contract are recognized as part of current asset and loss on the foreign currency denominated securities are adjusted to the investment value of the securities. Time value component of these forward contracts is excluded from the effectiveness assessment and changes in this component is recognized as part of foreign exchange gain/ (loss) in the condensed consolidated statements of income.

The following table presents the aggregate contracted principal amounts of the Company’s foreign exchange derivative contracts (in thousands):

OUTSTANDING CASH FLOW HEDGE TRANSACTIONS QUALIFYING FOR HEDGE ACCOUNTING (in thousands)

	As of
	September 30, 2013	December 31, 2012
Foreign Exchange Option Contracts USD	$6,000	$0
Foreign Exchange Forward Contracts USD	$105,300	$167,000
Foreign Exchange Forward Contracts CAD	$9,704	$30,663
Foreign Exchange Forward Contracts GBP	$3,230	$8,082

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

OUTSTANDING FAIR VALUE HEDGE TRANSACTIONS QUALIFYING FOR HEDGE ACCOUNTING (in thousands)

	As of
	September 30, 2013	December 31, 2012
Foreign Exchange Forward Contracts INR	$60,955	$0

OUTSTANDING HEDGE TRANSACTIONS NOT QUALIFYING FOR HEDGE ACCOUNTING (in thousands)

	As of
	September 30, 2013	December 31, 2012
Foreign Exchange Option Contracts USD	$0	$5,000
Foreign Exchange Forward Contracts USD	$26,770	$64,150
Foreign Exchange Forward Contracts JPY	$0	$3
Foreign Exchange Forward Contracts GBP	$11,791	$8,566
Foreign Exchange Forward Contracts CAD	$1,941	$0
Foreign Exchange Forward Contracts INR	$2,307	$0

The foreign exchange derivative contracts mature generally within twelve (12) months.

The effect of derivative instruments on the Condensed Consolidated Statements of Income for the three months ended September 30, 2013 (in thousands):

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) recognized in OCI on Derivative	Location of Gain (Loss) reclassified from Accumulated OCI into Income	Amount of Gain (Loss) reclassified from Accumulated OCI into Income	Location of Gain (Loss) recognized in Income on Derivative	Amount of Gain (Loss) recognized in Income on Derivative
	(Effective Portion)	(Effective Portion)		(Ineffective Portion and amount excluded from effectiveness testing)
	September 30, 2013	September 30, 2013		September 30, 2013

Foreign Exchange Contracts	$(8,474)	Foreign exchange gain (loss), net	$(5,929)	Foreign exchange gain (loss), net	$0

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

The effect of derivative instruments on the Condensed Consolidated Statements of Income for the nine months ended September 30, 2013 (in thousands):

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) recognized in OCI on Derivative	Location of Gain (Loss) reclassified from Accumulated OCI into Income	Amount of Gain (Loss) reclassified from Accumulated OCI into Income	Location of Gain (Loss) recognized in Income on Derivative	Amount of Gain (Loss) recognized in Income on Derivative
	(Effective Portion)	(Effective Portion)		(Ineffective Portion and amount excluded from effectiveness testing)
	September 30, 2013	September 30, 2013		September 30, 2013

Foreign Exchange Contracts	$(11,540)	Foreign exchange gain (loss), net	$(3,379)	Foreign exchange gain (loss), net	$837

The effect of derivative instruments on the Condensed Consolidated Statements of Income for the three months ended September 30, 2012 (in thousands):

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) recognized in OCI on Derivative		Location of Gain (Loss) reclassified from Accumulated OCI into Income	Amount of Gain (Loss) reclassified from Accumulated OCI into Income	Location of Gain (Loss) recognized in Income on Derivative	Amount of Gain (Loss) recognized in Income on Derivative
	(Effective Portion)		(Effective Portion)		(Ineffective Portion and amount excluded from effectiveness testing)
	September 30, 2012		September 30, 2012		September 30, 2012

Foreign Exchange Contracts	$7,570	*	Foreign exchange gain (loss), net	$(10,645)	Foreign exchange gain (loss), net	$(2,650)

The effect of derivative instruments on the Condensed Consolidated Statements of Income for the nine months ended September 30, 2012 (in thousands):

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) recognized in OCI on Derivative		Location of Gain (Loss) reclassified from Accumulated OCI into Income	Amount of Gain (Loss) reclassified from Accumulated OCI into Income	Location of Gain (Loss) recognized in Income on Derivative	Amount of Gain (Loss) recognized in Income on Derivative
	(Effective Portion)		(Effective Portion)		(Ineffective Portion and amount excluded from effectiveness testing)
	September 30, 2012		September 30, 2012		September 30, 2012

Foreign Exchange Contracts	$4,333	*	Foreign exchange gain (loss), net	$(27,233)	Foreign exchange gain (loss), net	$(9,622)

*	Includes deferred loss on settled rollover derivatives amounting to $1.1 million and gain of $8.1 million for three months and nine months ended September 30, 2012 respectively.

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

Derivatives not designated as hedging instruments (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Statement of Income
Foreign exchange gain (loss), net	$(3,348)	$5,313	$(6,666)	$132

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

Information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheets (in thousands):

Derivative Instruments – Foreign Exchange Derivative Contracts		As of September 30, 2013	As of December 31, 2012
Balance Sheet Location	Designated/ Not Designated	Fair Value	Fair Value
Current Assets	Designated	$7,479	$780
	Not Designated	$101	$2

Current liabilities	Designated	$7,751	$607
	Not Designated	$320	$6,909

The estimated net amount of existing losses, net of taxes, as of September 30, 2013 that is expected to be reclassified from accumulated other comprehensive loss into earnings within the next 12 months is $4.97 million.

Certain foreign exchange derivative contracts of the Company are subject to master netting arrangements with its counterparties. However, the Company has elected to present the foreign exchange derivative assets and liabilities on a gross basis in its Condensed Consolidated Balance Sheets without offsetting its foreign exchange derivative assets and liabilities. As of September 30, 2013, the potential effect of rights of set off associated with the above foreign exchange derivative contracts would be an offset of net liabilities by $0.00 million, resulting in net foreign exchange derivative assets and foreign exchange derivative liabilities of $7.58 million and $8.07 million, respectively. As of December 31, 2012, the potential effect of rights of set off associated with the above foreign exchange derivative contracts would be an offset of net liabilities by $0.10 million, resulting in lower net foreign exchange derivative assets and foreign exchange derivative liabilities of $0.68 million and $7.41 million, respectively.

The Company mitigates the credit risk of these foreign exchange derivative contracts by transacting with highly rated counterparties in India which are major banks. As of September 30, 2013, the Company has evaluated the credit and non-performance risks associated with the counterparties and believes that the impact of the credit risk associated with the outstanding derivatives was insignificant.

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

12.	Fair Value Measurements

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

Investments and Foreign exchange derivative contracts, as disclosed in Note 9 and 11, which are measured at fair value are summarized below (in thousands):

		Fair Value measurement at reporting date using
Description	As of September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets

Current Assets:
Short term investments:
a) Liquid mutual fund units	$204,658	$204,658	$0	$0
b) Fixed maturity fund units	0	0	0	0
c) Certificate of Deposits with banks and others	0	0	0	0
d) Fixed deposits with banks	100,168	100,168	0	0
Foreign exchange derivative contracts	7,580	0	7,580	0

Total current assets	$312,406	$304,826	$7,580	$0

Liabilities

Current Liabilities:
Foreign exchange derivative contracts	$8,071	$0	$8,071	$0

Total current liabilities	$8,071	$0	$8,071	$0

		Fair Value measurement at reporting date using
Description	As of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets

Current Assets:
Short term investments:
a) Liquid mutual fund units	$466,468	$466,468	$0	$0
b) Fixed maturity fund units	3,952	0	3,952	0
c) Certificate of Deposits with banks and others	40,396	0	40,396	0
d) Fixed deposits with banks	0	0	0	0
Foreign exchange derivative contracts	782	0	782	0

Total current assets	$511,598	$466,468	$45,130	$0

Liabilities

Current Liabilities:
Foreign exchange derivative contracts	$7,516	$0	$7,516	$0

Total current liabilities	$7,516	$0	$7,516	$0

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

13.	Employee Benefits

Defined Contribution Plan

The Company’s eligible employees in India participate in the Employees’ Provident Fund (the “Provident Fund”), which is a defined contribution plan. The employee and the Company make monthly contributions of a specified percentage of salary to the Provident Fund, which is administered by the prescribed authority in India. The aggregate contributions along with interest thereon can be withdrawn on retirement, death, incapacitation or termination of employment. The Company’s contribution to the Provident Fund for the three months ended September 30, 2013 and 2012 was $2.0 million and $2.1 million, respectively. The Company’s contribution to the Provident Fund for each of the nine months ended September 30, 2013 and 2012 was $6.3 million.

401(k) Plan

Eligible United States employees of the Company participate in an employee retirement savings plan (the “Plan”) under Section 401(k) of the United States Internal Revenue Code. The Plan allows for employees to defer a portion of their annual earnings on a pre-tax basis through voluntary contributions to the Plan. The Company is not currently making any matching contributions.

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

The following table sets forth the net periodic cost recognized by the Company in respect of the Plan (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net periodic plan cost
Service cost	$603	$1,215	$1,895	$2,709
Interest cost	300	271	976	827
Expected return on plan asset	(203)	(195)	(662)	(596)
Recognized net actuarial loss (gain)	(4)	(4)	(9)	(1)

Net periodic plan cost for the period	$696	$1,287	$2,200	$2,939

Other Pension Benefits

One of the former founder directors of iGATE Computer (currently merged with iGATE Global), is entitled to receive pension benefits upon retirement or on termination from employment at the rate of 50% of his last drawn monthly salary. The payment of pension will start when he reaches the age of 65. The Company has invested in a plan with Life insurance Corporation of India which will mature at the time this founder director reaches the age of 65. Since the Company is obligated to fund the shortfall, if any, between the annuity payable and the value of the plan asset, the pension liability is actuarially valued at each balance sheet date.

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

14.	Stock-based compensation

During the three and nine months ended September 30, 2013, the Company granted 215,878 and 787,323 options, respectively, and 603,676 and 1,326,738 stock awards, respectively. During the three and nine months ended September 30, 2012, the Company granted 25,000 and 527,000 options, respectively, and 110,000 and 798,750 stock awards, respectively.

Stock-based compensation expense recorded in income from operations during the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Stock-based compensation recorded in
Cost of revenues	$1,801	$1,252	$4,579	$2,793
Selling, general and administrative expense	2,077	2,543	5,664	6,477

	$3,878	$3,795	$10,243	$9,270

During the three and nine months ended September 30, 2013, the Company issued 0.4 million and 0.7 million shares, respectively, upon exercise of stock options and awards. During the three and nine months ended September 30, 2012, the Company issued 0.1 million and 0.6 million shares, respectively, upon exercise of stock options and awards.

15.	Other Income, net

Components of other income for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Investment income	$4,088	$8,572	$30,057	$22,447
Interest income	705	125	2,986	1,659
Gain (loss) on sale of fixed assets	8	13	2,248	(32)
Forfeiture of vested stock options	0	0	3,005	0
Other	412	105	1,614	(99)

Other income, net	$5,213	$8,815	$39,910	$23,975

Forfeiture of vested stock options represents the reversal of stock-based compensation expense pursuant to the claw back feature that was triggered during the second quarter of 2013, in connection with the termination of the Company’s former Chief Executive Officer.

16.	Concentration of Revenues

The following is a concentration of revenues greater than 10% by customer for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
General Electric Company	13%	13%	13%	13%
Royal Bank of Canada	11%	11%	11%	10%

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

17.	Segment Information

The Company’s Chief Executive Officer, who is the chief decision making officer, determined that the business will be operated and managed as a single segment. As a result, segment information is not presented.

18.	Guarantor Subsidiaries – Supplemental condensed consolidating financial information

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

SEPTEMBER 30, 2013

Condensed consolidating financial information for the Company and the Guarantors are as follows (in thousands):

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2013

(UNAUDITED)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$0	$37,423	$104,556	$0	$141,979
Restricted cash	0	0	0	0	0
Short-term investments	0	0	304,826	0	304,826
Accounts receivable, net	0	70,234	76,587	0	146,821
Unbilled revenues	0	41,787	42,049	0	83,836
Prepaid expenses and other current assets	6,909	5,026	25,622	0	37,557
Prepaid income taxes	0	7,204	1,126	0	8,330
Deferred tax assets	0	5,198	15,483	0	20,681
Foreign exchange derivative contracts	0	0	7,580	0	7,580
Receivable from group companies	32,775	0	30,460	(63,235)	0

Total current assets	39,684	166,872	608,289	(63,235)	751,610
Investment in subsidiaries	460,955	1,055,209	0	(1,516,164)	0
Inter-corporate loan	770,000	2,471	0	(772,471)	0
Deposits and other assets	12,373	1,087	7,634	0	21,094
Prepaid income taxes	0	793	28,063	0	28,856
Property and equipment, net	0	1,960	153,194	0	155,154
Leasehold land	0	0	75,809	0	75,809
Deferred tax assets	0	14,745	0	0	14,745
Goodwill	0	1,026	432,158	0	433,184
Intangible assets, net	0	147	120,055	0	120,202

Total assets	$1,283,012	$1,244,310	$1,425,202	$(2,351,870)	$1,600,654

LIABILITIES, REDEEMABLE NON- CONTROLLING INTEREST, PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$0	$2,077	$6,138	$0	$8,215
Line of credit	0	25,000	52,000	0	77,000
Term loans	0	52,500	0	0	52,500
Accrued payroll and related costs	0	18,244	35,578	0	53,822
Other accrued liabilities	28,875	24,110	51,299	0	104,284
Accrued income taxes	0	7,098	2,944	0	10,042
Foreign exchange derivative contracts	0	0	8,071	0	8,071
Deferred revenue	0	5,532	9,583	0	15,115
Payable to group companies	0	63,235	0	(63,235)	0

Total current liabilities	28,875	197,796	165,613	(63,235)	329,049
Other long-term liabilities	0	158	3,059	0	3,217
Senior notes	770,000	0	0	0	770,000
Term loans	0	0	0	0	0
Accrued income taxes	0	650	18,940	0	19,590
Intercompany loan	0	770,000	2,471	(772,471)	0
Deferred tax liabilities	0	0	48,299	0	48,299

Total liabilities	798,875	968,604	238,382	(835,706)	1,170,155

Redeemable non-controlling interest	0	0	0	0	0
Series B Preferred stock	402,081	0	0	0	402,081
iGATE Corporation shareholders’ equity:
Common shares	593	330,000	53,451	(383,451)	593
Common shares held in treasury, at cost	(14,714)	0	0	0	(14,714)
Additional paid-in capital	210,228	6,209	1,114,760	(1,132,713)	198,484
Retained earnings	(114,051)	(60,600)	418,548	0	243,897
Accumulated other comprehensive loss	0	97	(404,609)	0	(404,512)

Total iGATE Corporation shareholders’ equity	82,056	275,706	1,182,150	(1,516,164)	23,748
Non-controlling interest	0	0	4,670	0	4,670

Total equity	82,056	275,706	1,186,820	(1,516,164)	28,418
Total liabilities, redeemable non-controlling interest, preferred stock and shareholders’ equity	$1,283,012	$1,244,310	$1,425,202	$(2,351,870)	$1,600,654

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2012

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$0	$14,365	$80,790	$0	$95,155
Restricted cash	0	0	3,072	0	3,072
Short-term investments	0	0	510,816	0	510,816
Accounts receivable, net	0	75,253	95,936	(8,854)	162,335
Unbilled revenues	0	32,221	42,374	(1,694)	72,901
Prepaid expenses and other current assets	6,418	3,958	21,334	0	31,710
Prepaid income taxes	0	7,228	1,313	0	8,541
Deferred tax assets	0	7,240	7,415	0	14,655
Foreign exchange derivative contracts	0	0	782	0	782
Receivable from group companies	26,802	2,303	0	(29,105)	0

Total current assets	33,220	142,568	763,832	(39,653)	899,967
Investment in subsidiaries	438,669	1,071,565	0	(1,510,234)	0
Inter-corporate loan	770,000	0	0	(770,000)	0
Deposits and other assets	17,594	1,064	6,714	0	25,372
Prepaid income taxes	0	794	27,557	0	28,351
Property and equipment, net	0	1,945	165,307	0	167,252
Leasehold land	0	0	86,933	0	86,933
Deferred tax assets	0	14,175	16,460	0	30,635
Goodwill	0	1,026	492,115	0	493,141
Intangible assets, net	0	225	144,203	0	144,428

Total assets	$1,259,483	$1,233,362	$1,703,121	$(2,319,887)	$1,876,079

LIABILITIES, REDEEMABLE NON- CONTROLLING INTEREST, PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$0	$24,404	$2,552	$(19,157)	$7,799
Line of credit	0	25,000	52,000	0	77,000
Term loans	0	35,000	0	0	35,000
Accrued payroll and related costs	0	16,937	37,865	0	54,802
Other accrued liabilities	11,550	25,239	42,219	0	79,008
Accrued income taxes	0	5,509	3,625	0	9,134
Foreign exchange derivative contracts	0	0	7,516	0	7,516
Deferred revenue	0	5,809	12,081	0	17,890
Payable to group companies	0	18,193	0	(18,193)	0

Total current liabilities	11,550	156,091	157,858	(37,350)	288,149
Other long-term liabilities	0	0	5,568	(2,303)	3,265
Senior notes	770,000	0	0	0	770,000
Term loans	0	35,000	228,500	0	263,500
Accrued income taxes	0	650	16,622	0	17,272
Intercompany loan	0	770,000	0	(770,000)	0
Deferred tax liabilities	0	0	55,494	0	55,494

Total liabilities	781,550	961,741	464,042	(809,653)	1,397,680

Redeemable non-controlling interest	0	0	32,422	0	32,422
Series B Preferred stock	378,474	0	0	0	378,474
iGATE Corporation shareholders’ equity:
Common shares	585	330,000	52,989	(382,989)	585
Common shares held in treasury, at cost	(14,714)	0	0	0	(14,714)
Additional paid-in capital	199,302	794	1,112,489	(1,127,245)	185,340
Retained earnings	(85,714)	(59,270)	315,859	0	170,875
Accumulated other comprehensive loss	0	97	(274,680)	0	(274,583)

Total iGATE Corporation shareholders’ equity	99,459	271,621	1,206,657	(1,510,234)	67,503
Non-controlling interest	0	0	0	0	0

Total equity	99,459	271,621	1,206,657	(1,510,234)	67,503
Total liabilities, redeemable non-controlling interest, preferred stock and shareholders’ equity	$1,259,483	$1,233,362	$1,703,121	$(2,319,887)	$1,876,079

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THREE MONTHS ENDED SEPTEMBER 30, 2013

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues	$0	$171,855	$183,130	$(61,579)	$293,406
Cost of revenues (exclusive of depreciation and amortization)	0	121,685	111,957	(61,579)	172,063

Gross margin	0	50,170	71,173	0	121,343
Selling, general and administrative expense	0	18,151	28,711	0	46,862
Depreciation and amortization	0	295	8,144	0	8,439

Income from operations	0	31,724	34,318	0	66,042
Interest expense	(18,950)	(982)	(324)	0	(20,256)
Foreign exchange gain (loss), net	0	(109)	(4,263)	0	(4,372)
Other income (expense), net	17,325	(17,086)	4,974	0	5,213

Income before income taxes	(1,625)	13,547	34,705	0	46,627
Income tax expense (benefit)	0	5,842	8,792	0	14,634

Net income (loss)	(1,625)	7,705	25,913	0	31,993
Non-controlling interest	0	0	97	0	97

Net income (loss) attributable to iGATE Corporation	(1,625)	7,705	25,816	0	31,896
Accretion to preferred stock	126	0	0	0	126
Preferred dividend	7,994	0	0	0	7,994

Net income (loss) attributable to iGATE common shareholders	$(9,745)	$7,705	$25,816	$0	$23,776

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THREE MONTHS ENDED SEPTEMBER 30, 2012

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues	$0	$93,739	$207,427	$(30,076)	$271,090
Cost of revenues (exclusive of depreciation and amortization)	0	68,549	124,796	(30,076)	163,269

Gross margin	0	25,190	82,631	0	107,821
Selling, general and administrative expense	0	5,646	38,418	0	44,064
Depreciation and amortization	0	100	9,927	0	10,027

Income from operations	0	19,444	34,286	0	53,730
Interest expense	(18,795)	(177)	(3,022)	0	(21,994)
Foreign exchange gain (loss), net	0	121	(3,884)	0	(3,763)
Other income (expense), net	17,325	(17,323)	8,813	0	8,815

Income before income taxes	(1,470)	2,065	36,193	0	36,788
Income tax expense (benefit)	0	(978)	9,473	0	8,495

Net income (loss)	(1,470)	3,043	26,720	0	28,293
Non-controlling interest	0	0	0	0	0

Net income (loss) attributable to iGATE Corporation	(1,470)	3,043	26,720	0	28,293
Accretion to preferred stock	103	0	0	0	103
Preferred dividend	7,419	0	0	0	7,419

Net income (loss) attributable to iGATE common shareholders	$(8,992)	$3,043	$26,720	$0	$20,771

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR NINE MONTHS ENDED SEPTEMBER 30, 2013

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues	$0	$499,954	$542,746	$(191,108)	$851,592
Cost of revenues (exclusive of depreciation and amortization)	0	366,782	342,399	(191,108)	518,073

Gross margin	0	133,172	200,347	0	333,519
Selling, general and administrative expense	0	50,291	88,713	0	139,004
Depreciation and amortization	0	929	25,376	0	26,305

Income from operations	0	81,952	86,258	0	168,210
Interest expense	(56,705)	(2,674)	(7,646)	0	(67,025)
Foreign exchange gain (loss), net	0	(298)	390	0	92
Other income (expense), net	51,975	(48,831)	36,766	0	39,910

Income before income taxes	(4,730)	30,149	115,768	0	141,187
Income tax expense (benefit)	0	9,455	35,006	0	44,461

Net income (loss)	(4,730)	20,694	80,762	0	96,726
Non-controlling interest	0	0	97	0	97

Net income (loss) attributable to iGATE Corporation	(4,730)	20,694	80,665	0	96,629
Accretion to preferred stock	361	0	0	0	361
Preferred dividend	23,246	0	0	0	23,246

Net income (loss) attributable to iGATE common shareholders	$(28,337)	$20,694	$80,665	$0	$73,022

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR NINE MONTHS ENDED SEPTEMBER 30, 2012

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues	$0	$196,451	$700,736	$(94,839)	$802,348
Cost of revenues (exclusive of depreciation and amortization)	0	136,796	446,423	(94,839)	488,380

Gross margin	0	59,655	254,313	0	313,968
Selling, general and administrative expense	0	4,117	123,231	0	127,348
Depreciation and amortization	0	187	36,570	0	36,757

Income from operations	0	55,351	94,512	0	149,863
Interest expense	(56,235)	(260)	(5,654)	0	(62,149)
Foreign exchange gain (loss), net	0	105	(18,303)	0	(18,198)
Other income (expense), net	51,975	(51,973)	23,973	0	23,975

Income before income taxes	(4,260)	3,223	94,528	0	93,491
Income tax expense (benefit)	0	(1,700)	25,707	0	24,007

Net income (loss)	(4,260)	4,923	68,821	0	69,484
Non-controlling interest	0	0	4,476	0	4,476

Net income (loss) attributable to iGATE Corporation	(4,260)	4,923	64,345	0	65,008
Accretion to preferred stock	295	0	0	0	295
Preferred dividend	21,590	0	0	0	21,590

Net income (loss) attributable to iGATE common shareholders	$(26,145)	$4,923	$64,345	$0	$43,123

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THREE MONTHS ENDED SEPTEMBER 30, 2013

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net Income (loss) attributable to iGATE common shareholders	$(9,745)	$7,705	$25,816	$0	$23,776
Add: Non-controlling interest	0	0	97	0	97
Other comprehensive income:
Change in fair value on marketable securities	0	0	(336)	0	(336)
Unrecognized actuarial gain (loss) on pension liability	0	0	293	0	293
Change in fair value of cash flow hedges	0	0	(1,482)	0	(1,482)
Gain (loss) on foreign currency translation	0	0	(48,269)	0	(48,269)

Total comprehensive income (loss)	(9,745)	7,705	(23,881)	0	(25,921)
Less: Total comprehensive income (loss) attributable to non-controlling interest	0	0	(1,890)	0	(1,890)

Total comprehensive income (loss) attributable to iGATE common shareholders	$(9,745)	$7,705	$(21,991)	$0	$(24,031)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THREE MONTHS ENDED SEPTEMBER 30, 2012

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net Income (loss) attributable to iGATE common shareholders	$(8,992)	$3,043	$26,720	$0	$20,771
Add: Non-controlling interest	0	0	0	0	0
Other comprehensive income:
Change in fair value on marketable securities	0	0	295	0	295
Unrecognized actuarial gain (loss) on pension liability	0	0	(24)	0	(24)
Change in fair value of cash flow hedges	0	0	13,084	0	13,084
Gain (loss) on foreign currency translation	0	0	72,862	0	72,862

Total comprehensive income (loss)	(8,992)	3,043	112,937	0	106,988
Less: Total comprehensive income (loss) attributable to non-controlling interest	0	0	0	0	0

Total comprehensive income (loss) attributable to iGATE common shareholders	$(8,992)	$3,043	$112,937	$0	$106,988

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR NINE MONTHS ENDED SEPTEMBER 30, 2013

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net Income (loss) attributable to iGATE common shareholders	$(28,337)	$20,694	$80,665	$0	$73,022
Add: Non-controlling interest	0	0	97	0	97
Other comprehensive income:
Change in fair value on marketable securities	0	0	(7,086)	0	(7,086)
Unrecognized actuarial gain (loss) on pension liability	0	0	863	0	863
Change in fair value of cash flow hedges	0	0	(5,417)	0	(5,417)
Gain (loss) on foreign currency translation	0	0	(120,276)	0	(120,276)

Total comprehensive income (loss)	(28,337)	20,694	(51,154)	0	(58,797)
Less: Total comprehensive income (loss) attributable to non-controlling interest	0	0	(1,890)	0	(1,890)

Total comprehensive income (loss) attributable to iGATE common shareholders	$(28,337)	$20,694	$(49,264)	$0	$(56,907)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR NINE MONTHS ENDED SEPTEMBER 30, 2012

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net Income (loss) attributable to iGATE common shareholders	$(26,145)	$4,923	$64,345	$0	$43,123
Add: Non-controlling interest	0	0	4,476	0	4,476
Other comprehensive income:
Change in fair value on marketable securities	0	0	1,761	0	1,761
Unrecognized actuarial gain (loss) on pension liability	0	0	(290)	0	(290)
Change in fair value of cash flow hedges	0	0	22,438	0	22,438
Gain (loss) on foreign currency translation	0	0	11,395	0	11,395

Total comprehensive income (loss)	(26,145)	4,923	104,125	0	82,903
Less: Total comprehensive income (loss) attributable to non-controlling interest	0	0	4,476	0	4,476

Total comprehensive income (loss) attributable to iGATE common shareholders	$(26,145)	$4,923	$99,649	$0	$78,427

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR NINE MONTHS ENDED SEPTEMBER 30, 2013

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net income (loss)	$(4,730)	$20,694	$80,762	$0	$96,726
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	0	929	25,376	0	26,305
Stock-based compensation	0	208	7,030	0	7,238
Realized gain on investments	0	0	(30,057)	0	(30,057)
Loss on sale of investment in affiliate	0	0	0	0	0
Deferred gain (loss) on settled derivatives	0	0	(1,066)	0	(1,066)
Provision (recovery) for doubtful debts	0	362	(208)	0	154
Deferred income taxes	0	277	(744)	0	(467)
Amortization of debt issuance costs	4,730	460	4,019	0	9,209
Loss (gain) on sale of property and equipment	0	0	(2,248)	0	(2,248)
Deferred rent	0	104	94	0	198
Excess tax benefits related to stock option exercises.	0	(463)	0	0	(463)
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenues	0	12,509	(16,673)	0	(4,164)
Inter-corporate current account	(28,259)	7,539	20,720	0	0
Prepaid expenses and other assets	17,325	(1,528)	(26,186)	0	(10,389)
Accounts payable	0	(1,945)	2,403	0	458
Accrued and other liabilities	0	3,073	36,197	0	39,270
Deferred revenue	0	(276)	(2,135)	0	(2,411)

Net cash flows (used in) provided by operating activities	(10,934)	41,943	97,284	0	128,293

Cash Flows From Investing Activities:
Purchase of property and equipment	0	(921)	(23,309)	0	(24,230)
Proceeds from sale of property and equipment	0	0	2,574	0	2,574
Purchase of available-for-sale investments	0	0	(1,188,835)	0	(1,188,835)
Proceeds from maturities and sale of available-for-sale investments	0	0	1,372,990	0	1,372,990
Restricted cash	0	0	3,072	0	3,072
Receipts from (payments for) lease deposits	0	0	0	0	0
Investment in group companies	0	(255)	0	255	0
Purchase of non-controlling interests	0	0	(23,651)	0	(23,651)

Net cash flows provided by (used in) investing activities	0	(1,176)	142,841	255	141,920

Cash Flows From Financing Activities:
Payments on capital lease obligations	0	0	(450)	0	(450)
Payment of line of credit and term loans	0	(47,500)	(239,500)	0	(287,000)
Proceeds from line of credit and term loans	0	30,000	11,000	0	41,000
Payment of debt related costs	0	0	(2,394)	0	(2,394)
Proceeds from exercise of stock options	10,471	(209)	(6,637)	0	3,625
Excess tax benefits related to stock option exercises	463	0	0	0	463
Proceeds from equity issue to group companies	0	0	255	(255)	0

Net cash flows provided by ( used in) financing activities	10,934	(17,709)	(237,726)	(255)	(244,756)

Effect of exchange rate changes	0	0	21,367	0	21,367

Net change in cash and cash equivalents	0	23,058	23,766	0	46,824
Cash and cash equivalents, beginning of period	0	14,365	80,790	0	95,155

Cash and cash equivalents, end of period	$0	$37,423	$104,556	$0	$141,979

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR NINE MONTHS ENDED SEPTEMBER 30, 2012

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net income (loss)	$(4,260)	$4,923	$68,821	$0	$69,484
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	0	187	36,570	0	36,757
Stock-based compensation	0	3,284	5,986	0	9,270
Realized gain on investments	0	0	(17,069)	0	(17,069)
Loss on sale of investment in affiliate	0	0	551	0	551
Deferred gain on settled derivatives	0	0	19,344	0	19,344
Provision (recovery) for doubtful debts	0	101	579	0	680
Deferred income taxes	0	(1,715)	(8,575)	0	(10,290)
Amortization of debt issuance costs	4,260	0	550	0	4,810
Loss (gain) on sale of property and equipment	0	0	32	0	32
Deferred rent	0	0	(88)	0	(88)
Excess tax benefits related to stock option exercises	0	(318)	0	0	(318)
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenues	0	(55,154)	22,456	0	(32,698)
Inter-corporate current account	(29,107)	75,556	(46,449)	0	0
Prepaid expenses and other assets	0	(1,981)	(17,765)	0	(19,746)
Accounts payable	0	6,714	3,650	0	10,364
Accrued and other liabilities	17,325	(7,910)	(19,077)	0	(9,662)
Deferred revenue	0	380	(6,454)	0	(6,074)

Net cash flows (used in) provided by operating activities	(11,782)	24,067	43,062	0	55,347

Cash Flows From Investing Activities:
Purchase of property and equipment	0	(367)	(13,063)	0	(13,430)
Proceeds from sale of property and equipment	0	0	27	0	27
Purchase of available-for-sale investments	0	0	(1,528,008)	0	(1,528,008)
Proceeds from maturities and sale of available-for-sale investments	0	0	1,438,195	0	1,438,195
Restricted cash	0	0	(11,400)	0	(11,400)
Receipts from (payments for) lease deposits	0	0	2,663	0	2,663
Investment in group companies	0	(76,365)	0	76,365	0
Purchase of non-controlling interests	0	0	(224,009)	0	(224,009)

Net cash flows provided by (used in) investing activities	0	(76,732)	(335,595)	76,365	(335,962)

Cash Flows From Financing Activities:
Payments on capital lease obligations	0	(831)	416	0	(415)
Payment of line of credit and term loans	0	0	0	0	0
Proceeds from line of credit and term loans	0	70,000	225,500	0	295,500
Payment of debt related costs	0	0	(3,263)	0	(3,263)
Proceeds from exercise of stock options	11,464	0	(4,233)	0	7,231
Excess tax benefits related to stock option exercises	318	0	0	0	318
Proceeds from equity issue to group companies	0	0	76,365	(76,365)	0

Net cash flows provided by ( used in) financing activities	11,782	69,169	294,785	(76,365)	299,371

Effect of exchange rates changes	0	0	3,512	0	3,512

Net change in cash and cash equivalents	0	16,504	5,764	0	22,268
Cash and cash equivalents, beginning of period	0	7,384	68,056	0	75,440

Cash and cash equivalents, end of period	$0	$23,888	$73,820	$0	$97,708

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

19.	Commitments and contingencies

Capital commitments

As of September 30, 2013, the Company has open purchase orders totaling $50.2 million towards construction of new facilities and purchase of property and equipment.

Bank guarantees

As of September 30, 2013, guarantees and letters of credit provided by banks on behalf of the Company’s subsidiaries, to customs authorities and vendors for capital procurements amounted to $2.8 million. These guarantees and letters of credit have a remaining term of approximately one to five years.

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

Contingencies

The Company has been advised that an employee intends to bring a claim alleging sexual harassment against the Company and its former Chief Executive Officer and President. An arbitration has been scheduled with respect to this matter. The Company believes that it has valid defenses against this claim. Based upon this belief and the inherent difficulties in evaluating the employee’s potential claim at this early stage in the proceedings, the Company cannot reasonably estimate the potential loss. Accordingly, no accrual for loss contingency has been recorded for this matter.

The securities class action filed on June 14, 2013, by “Ashish Kumar Jain, Individually and On Behalf of All Others Similarly Situated” was voluntarily withdrawn on August 22, 2013 and no monetary damages were paid by the Company. Hence the event is no longer contingent to the Company. The Company is involved in lawsuits and claims which arise in the ordinary course of business. Management believes that the ultimate outcome of these matters will not have a material adverse impact on its financial position, results of operations or cash flows.

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

20.	Recently Issued Accounting Pronouncements

In July 2013, the FASB issued an ASU No. 2013-11 – “Income Taxes – Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forwards Exists” which provides that a liability related to an unrecognized tax benefit would be offset against a deferred tax asset for a net operating loss carry-forward, a similar tax loss or a tax credit carry-forward if such settlement is required or expected in the event, the uncertain tax position is disallowed, which would require an entity to present the liability associated with an unrecognized tax benefit or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carry-forward, a similar tax loss or a tax credit carry-forward. The ASU also mentions that, to the extent a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The ASU is effective for annual and interim period for fiscal years beginning on or after December 15, 2013. The Company is currently evaluating its impact on the financial statements and disclosures.

21.	Recently Adopted Accounting Pronouncements

In December 2011, the FASB issued an ASU No. 2011-11 – “Disclosure about Offsetting Assets and Liabilities”, which was further amended as ASU No. 2013-01 – “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities”, which further clarified the scope of the offsetting disclosures. The ASU requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of GAAP and those entities that prepare their financial statements on the basis of IFRS. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. The ASU is effective for annual and interim period for fiscal years beginning on or after January 1, 2013. Although the Company’s foreign exchange derivative contracts are subject to master netting arrangement, the Company’s management has adopted gross presentation of financial assets and liabilities on the face of the financial statements, hence other than the additional disclosure requirements, the adoption of these changes have no impact on the Consolidated Financial Statements.

In February 2013, the FASB issued an ASU No. 2013-02 – “Comprehensive Income – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”, which requires entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account instead of directly to income or expense in the same reporting period. The ASU is effective for annual and interim period for fiscal years beginning on or after December 15, 2012. In 2013, the Company has disclosed tables summarizing reclassifications out of accumulated other comprehensive income and balances of accumulated other comprehensive income, by component. The adoption of the standard affects financial statement presentation only and has no effect on our financial condition or consolidated results of operations.

22.	Subsequent Events

The Company has evaluated subsequent events through the date of filing the financial statements and no events have occurred from the balance sheet date that would impact the Consolidated Financial Statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the statements in this Form 10-Q are not historical facts and constitute “forward-looking statements” within the meaning of such term under the Private Securities Litigation Reform Act of 1995. These forward-looking statements include our financial growth and liquidity projections as well as statements concerning our plans, strategies, intentions and beliefs concerning our business, cash flows, costs and the markets in which we operate. Without limiting the foregoing, the words “believe,” “anticipate,” “plan,” “expect,” “estimate” and similar expressions are intended to identify these forward-looking statements. These forward-looking statements are based on information currently available to us, and we assume no obligation to update these statements as circumstances change. There are risks and uncertainties that could cause actual events to differ materially from these forward-looking statements. While we cannot predict all of the risks and uncertainties, they include, but are not limited to, our ability to predict our financial performance, the level of market demand for our services, the highly-competitive market for the types of services that we offer, the impact of competitive factors on profit margins, market conditions that could cause our customers to reduce their spending for our services, our ability to create, acquire and build new businesses and grow our existing businesses, our ability to attract and retain qualified personnel, our ability to reduce costs and conserve cash, currency fluctuations and market conditions in India and elsewhere around the world, changes in generally accepted accounting principles and/or their interpretation and other risks that are described in more detail elsewhere in this Form 10-Q and in our filings with the SEC, including our Form 10-K for the year ended December 31, 2012 (“Form 10-K”).

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

Website Access to SEC Reports

Our website is http://www.igate.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports are available free of charge on the Investors page of our website as soon as reasonably practicable after the reports are filed electronically with the SEC.

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

We believe our innovative approach of integrating IT and IT-enabled operations and our ability to leverage a global delivery model provides our clients with clearly differentiated and demonstrated value. We have adopted a global delivery model for providing varied and complex IT-enabled services to our global customers spread across multiple locations. With a global presence and world class delivery centers spanning across the Americas, Europe-Middle East-Africa and Asia-Pacific with 23 offices worldwide, as of September 30, 2013, our global delivery model includes a well defined, single business management system with best industry practices, models and standards. Our global delivery model leverages both onsite delivery and comprehensive offshore services, depending upon a client’s location and preferences.

We were founded in 1986. We are incorporated in Pennsylvania and our principal executive office is located in Fremont, California. We have operations in India, Canada, the United States, Belgium, Denmark, France, Finland, Germany, Ireland, Netherlands, Sweden, Switzerland, Luxemburg, Mexico, Singapore, Malaysia, Japan, Australia, the United Arab Emirates, South Africa, China, Mauritius and the United Kingdom.

We target large and medium-sized organizations across a diverse set of industries, including financial services, insurance, manufacturing, retail, healthcare and media and entertainment. A majority of our clients have headquarters in North America and operate internationally. iGATE has 28,283 employees as of September 30, 2013.

Certain contracts are based upon a fixed-price with payment based upon deliverables and/or project milestones reached. Certain contracts are time-and-material based and are billed at an agreed upon hourly or daily rate. Certain contracts with no stated deliverables have a designated workforce and are based on fixed periodic payments. Some process outsourcing contracts provide pricing per transaction. Customers typically have the right to cancel contracts with minimal notice. Contracts with deliverables or project milestones can provide for certain penalties if the deliverables or project milestones are not met within contract timelines.

We service customers in a wide range of industries. Our largest customer is General Electric Company (“GE”), which accounted for approximately 13% of revenues for each of the nine months ended September 30, 2013 and 2012. Our second largest customer, Royal Bank of Canada (“RBC”), accounted for approximately 11% and 10% of revenues for each of the nine months ended September 30, 2013 and 2012, respectively. iGATE is a Global Preferred Partner of RBC.

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

Recently Issued Accounting Pronouncements

In July 2013, the FASB issued an ASU No. 2013-11 – “Income Taxes – Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forwards Exists” which provides that a liability related to an unrecognized tax benefit would be offset against a deferred tax asset for a net operating loss carry-forward, a similar tax loss or a tax credit carry-forward if such settlement is required or expected in the event the uncertain tax position is disallowed, which would require an entity to present the liability associated with an unrecognized tax benefit or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carry-forward, a similar tax loss or a tax credit carry-forward. The ASU also mentions that, to the extent a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The ASU is effective for annual and interim period for fiscal years beginning on or after December 15, 2013. The Company is currently evaluating its impact on the financial statements and disclosures.

Results of Operations for the Three Months Ended September 30, 2013 as Compared to the Three Months Ended September 30, 2012 (in thousands):

	Three Months Ended September 30,
	2013		2012		% change of Amount from comparable period
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$293,406	100.0%	$271,090	100.0%	8.2%
Cost of revenues (a)	172,063	58.6	163,269	60.2	5.4

Gross margin	121,343	41.4	107,821	39.8	12.5
Selling, general and administrative	46,862	16.0	44,064	16.3	6.3
Depreciation and amortization	8,439	2.9	10,027	3.7	(15.8)

Income from operations	66,042	22.5	53,730	19.8	22.9
Interest expense	(20,256)	(6.9)	(21,994)	(8.1)	(7.9)
Foreign exchange gain (loss), net	(4,372)	(1.5)	(3,763)	(1.4)	16.2
Other income, net	5,213	1.8	8,815	3.3	(40.9)

Income before income taxes	46,627	15.9	36,788	13.6	26.7
Income tax expense (b)	14,634	5.0	8,495	3.1	—

Net income	31,993	10.9	28,293	10.4	13.1
Non-controlling interest (c)	97	0.0	—	—	—

Net income attributable to iGATE	31,896	10.9	28,293	10.4	12.7
Accretion to preferred stock	126	0.0	103	0.0	22.3
Preferred dividend	7,994	2.7	7,419	2.7	7.8

Net income attributable to common stockholders	$23,776	8.1%	$20,771	7.7%	14.5%

(a)	Cost of revenues is exclusive of depreciation and amortization.
(b)	As the effective tax rate is a better comparable measure, the percent change from comparable period is not computed.
(c)	As there is no comparative in the previous reporting period, the percent change from current reporting period is not computed.

Revenues

Revenues for the three months ended September 30, 2013 increased by 8.2%, as compared to the three months ended September 30, 2012. The increase is directly attributable to the combination of increased business with our recurring customers by 7.2% and business with new customers by 3.2%, which was partly offset by the cessation of business resulting from streamlining our customer list to focus on long-term strategic customers by 1.1%. In addition, the strengthening of the U.S. dollar (“USD”) during the three months ended September 30, 2013 as compared to the corresponding period in the previous year against the Canadian Dollar, Australian Dollar, Japanese Yen, Great British Pound, and Indian Rupee (“INR”) adversely impacted our revenues by 1.1%.

Our top five customers accounted for 40% and 38% of the revenues for the three months ended September 30, 2013 and 2012, respectively. We continue to derive a significant portion of our revenues from our customers located in the United States and Canada, which constitutes about 80% of revenue for the three months ended September 30, 2013.

Gross margin

Our gross margin percentage (gross margin as percentage of revenues) was 41.4% for the three months ended September 30, 2013 as compared to 39.8% for the three months ended September 30, 2012. As we conduct business through our globally integrated onsite and offshore delivery locations, primarily in India, the strengthening or weakening of the USD against other currencies, has a direct effect on our costs by reducing or increasing the cost of our services in offshore delivery centers which impacts our profitability. During the current quarter, the increase in gross margin was primarily attributable to the favorable currency movement of the USD against the INR by 2.3%, reduction of travel expenses by 0.8% and better utilization of resources by 0.7%, which were partially offset by increase in costs directly associated with billable professionals, including salary increments by 2.0% and license fee by 0.2%.

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

Selling, general and administrative expenses for the three months ended September 30, 2013 increased by $2.8 million as compared to the three months ended September 30, 2012.

Net employee costs increased by $2.6 million for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, resulting from an increase of $1.7 million due to higher salary increments, overhead expenses and benefits, $1.0 million higher travel expenses, $0.8 million higher bonus provision, $0.5 million lower staff welfare expenses and $0.4 million of lower stock-based compensation.

Our net corporate costs increased by $0.2 million for the three months ended September 30, 2013 mainly due to higher legal fees of $1.0 million, higher bank charges, subscriptions and other costs of $0.5 million, higher professional and accounting fees of $0.2 million. These increases were offset by decreases in merger and reorganization expenses by $0.7 million which were incurred during the third quarter of 2012, in connection with the implementation of structural changes to simplify our corporate structure, lower marketing and recruitment expenses of $0.5 million and decreases in delisting expenses of $0.3 million incurred during the third quarter of 2012, relating to the delisting of the former, iGATE Computer from the records of Indian Stock Exchanges.

Net facilities costs had no overall impact for the three months ended September 30, 2013, due to an increase in repairs and maintenance, house-keeping and security charges by $1.1 million, which were completely offset by decreases in communication related expenses by $1.0 million and rent and electricity by $0.1 million.

Currency movements in the foreign exchange market favorably impacted our employee, corporate and facility costs included in selling, general and administrative expenses by $2.5 million for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012.

Depreciation and amortization costs

Depreciation and amortization costs for the three months ended September 30, 2013 were 2.9% of revenue, as compared to 3.7% of revenue for the three months ended September 30, 2012, representing a decrease of $1.6 million. Depreciation and amortization costs decreased mainly due to the expiration of the useful life of certain assets and the favorable impact of the strengthening of the USD against the INR.

Operating income

Our operating margin (operating income as a percentage of revenue) was 22.5% for the three months ended September 30, 2013, as compared to 19.8% for the three months ended September 30, 2012. This increase was mainly due to a higher gross margin and lower selling, general and administrative expense and depreciation.

Interest expense

Interest expenses were 6.9% of revenues for the three months ended September 30, 2013, as compared to 8.1% for the three months ended September 30, 2012. Lower debt balances resulted in lower interest expense during the current reporting period as compared to the comparative reporting period. The decrease of $1.7 million during the current reporting period was primarily due to the repayment of the term loan facility during the second quarter of 2013, that was undertaken to finance delisting related expenses and the partial repayment of another term loan facility during the three months ended September 30, 2013, which was initially undertaken to finance the purchase of a subsidiary.

We issued 9% senior notes amounting to $770 million, on April 29, 2011 and recorded interest expense of $17.3 million for each of the three months ended September 30, 2013 and 2012. We amortized the debt issuance costs of $1.6 million for the three months ended September 30, 2013 as compared to $1.5 million for the three months ended September 30, 2012.

The interest expense recorded on our $129.5 million line of credit and term loan, amounted to $1.0 million for the three months ended September 30, 2013, as compared to $2.2 million on our line of credit and term loan of $352.5 million for the three months ended September 30, 2012. We amortized debt issuance cost of $0.1 million on our term loan for the three months ended September 30, 2013, as compared to $0.05 million for the three months ended September 30, 2012. During the three months ended September 30, 2013, we also incurred $0.1 million of interest expense on leased vehicles which has remained constant as compared to the previous comparative reporting period.

Foreign exchange gain (loss), net

Foreign exchange loss was $4.4 million for the three months ended September 30, 2013, as compared to loss of $3.8 million for the three months ended September 30, 2012.

We recognized foreign currency loss of $9.4 million on all foreign exchange derivative contracts for the three months ended September 30, 2013, as compared to a gain of $2.2 million for the three months ended September 30, 2012.

During the three months ended September 30, 2013, we recognized net unrealized gain of $0.3 million on a foreign exchange forward contract that was entered to hedge the risk of changes in the foreign exchange rates on our foreign currency denominated investments classified as available-for-sale securities.

We also recognized a foreign currency loss of $2.5 million on the re-measurement of the packing credit facility borrowed under our line of credit and gain of $7.2 million related to other monetary assets and liabilities for the three months ended September 30, 2013, as compared to a gain of $3.5 million on the re-measurement of the packing credit facility borrowed under our line of credit, gain of $0.1 million on the re-measurement of escrow account balance, loss of $7.5 million related to other monetary assets and liabilities and loss of $2.1 million on re-measurement of redeemable non-controlling interest for the three months ended September 30, 2012.

Other income, net

Our investment income for the three months ended September 30, 2013 totaled $4.1 million as compared to $8.6 million for the three months ended September 30, 2012. Our investment base as of July 01, 2013 and 2012 was $275.2 million and $344.9 million, respectively. The lower level of investment base and a lower realization of unrealized/ accumulated gain during the third quarter of 2013 as compared to the third quarter of 2012, contributed to the lower investment income during the three months ended September 30, 2013.

Interest refund from tax authorities amounted to $0.3 million for the three months ended September 30, 2013 as compared to $0.1 million for the three months ended September 30, 2012. Interest received on term and other bank deposits amounted to $0.4 million for the three months ended September 30, 2013 as compared to $0.1 million for the three months ended September 30, 2012. During the three months ended September 30, 2013, $0.3 million of liability which was no longer required is written back.

Income taxes

Our effective tax rate (“ETR”) was 31.4% and 23.1% during the three months ended September 30, 2013 and 2012, respectively.

During the three months ended September 30, 2013, the Company has made true-up adjustments for its U.S. jurisdiction, which resulted in discrete tax expense of $1.9 million.

The estimated annual ETR for the three months ended September 30, 2012 took into account the tax of approximately $7.4 million due to the deemed repatriation of profits of iGATE Computer Systems Limited (“iGATE Computer”). Further, during the three months ended September 30, 2012, the Company has made true-up adjustments for its U.S. jurisdiction, which resulted in discrete tax benefit of $ 0.9 million. Also, as a result of the acquisition of iGATE Americas Inc. (“iAI”) by iGATE Technologies Inc. (“iTI”), in August 2012, we released $4.0 million of valuation allowance relating to temporary differences of iTI, which was existing as of December 31, 2011, resulting in lower ETR for the three months ended September 30, 2012.

Preferred dividend

We have accrued for cumulative dividends of $7.9 million at a rate of 8.00% per annum, compounded quarterly, for the three months ended September 30, 2013 as compared to $7.4 million for the three months ended September 30, 2012.

Non-controlling interest

In 2012, we delisted the fully paid-up equity shares of iGATE Computer Systems Limited (“iGATE Computer”) and recorded a redeemable non-controlling interest liability for the balance of shares, which was valued at an exit price of INR 520 per share. The redeemable non-controlling interest holders were not entitled to any share of profits.

On May 10, 2013, the High Court of Judicature at Mumbai, India, approved the merger of iGATE Computer with iGATE Global Solutions Limited (“iGATE Global). Pursuant to the merger, shareholders of iGATE Computer who did not tender their shares during the exit period were issued iGATE Global shares in the ratio of five equity shares of iGATE Global for twenty two equity shares of iGATE Computer. Subsequent to the expiry of the exit offer period, the Company has no obligation to redeem the shares and accordingly the remaining redeemable non-controlling interest amounting $6.6 million had been reclassified to permanent equity.

For the three months ended September 30, 2013, we recorded $0.1 million share of profits and $2.0 million of share of accumulated other comprehensive loss attributable to non-controlling interest in iGATE Global representing 0.50% share of net income of iGATE Global. As of September 30, 2013, the non-controlling interest was $4.7 million.

Results of Operations for the Nine Months Ended September 30, 2013 as Compared to the Nine Months Ended September 30, 2012 (in thousands):

	Nine Months Ended September 30,2013
	2013		2012		% change of Amount from comparable period
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$851,592	100.0%	$802,348	100.0%	6.1%
Cost of revenues (a)	518,073	60.8	488,380	60.9	6.1

Gross margin	333,519	39.2	313,968	39.1	6.2
Selling, general and administrative	139,004	16.3	127,348	15.9	9.2
Depreciation and amortization	26,305	3.1	36,757	4.6	(28.4)

Income from operations	168,210	19.8	149,863	18.7	12.2
Interest expense	(67,025)	(7.9)	(62,149)	(7.7)	7.8
Foreign exchange (loss) gain, net	92	(0.0)	(18,198)	(2.3)	(100.5)
Other income	39,910	4.7	23,975	3.0	66.5

Income before income taxes	141,187	16.6	93,491	11.7	51.0
Income tax expense (b)	44,461	5.2	24,007	3.0	—

Net income	96,726	11.4	69,484	8.7	39.2
Non-controlling interest	97	0.0	4,476	0.6	(97.8)

Net income attributable to iGATE Corporation	96,629	11.3	65,008	8.1	48.6
Accretion to preferred stock	361	0.0	295	0.0	22.4
Preferred dividend	23,246	2.7	21,590	2.7	7.7

Net income attributable to common stockholders	$73,022	8.6%	$43,123	5.4%	69.3%

(a)	Cost of revenues is exclusive of depreciation and amortization.
(b)	As the effective tax rate is a better comparable measure, the percent change from comparable period is not computed.

Revenues

Revenues for the nine months ended September 30, 2013 increased by 6.1%, as compared to the nine months ended September 30, 2012. Our revenue increase for the period presented is directly attributable to the combination of increased business with our recurring customers by 5.8% and business with new customers by 2.2%, which was partly offset by the cessation of business resulting from streamlining our customer list to focus on long-term strategic customers by 1.1%. In addition, the strengthening of the USD during the nine months ended September 30, 2013 as compared to the corresponding period in the previous year, against the Canadian Dollar, Japanese Yen, Great British Pound, Australian Dollar and INR adversely impacted our revenues by 0.8%.

Our top five customers accounted for 40% and 37% of the revenues for the nine months ended September 30, 2013 and 2012, respectively. We continue to derive a significant portion of our revenues from our customers located in the United States and Canada, which constitutes about 81% of revenue for the nine months ended September 30, 2013.

Gross margin

Our gross margin percentage was 39.2% for the nine months ended September 30, 2013 as compared to 39.1% for the nine months ended September 30, 2012. As we conduct business through our globally integrated onsite and offshore delivery locations, primarily in India, the strengthening or weakening of the USD against other currencies, has a direct effect on our costs by reducing or increasing the cost of our services in offshore delivery centers which impacts our profitability. During the nine months ended September 30, 2013, the increase in gross margin was directly attributable to the favorable currency movement of the USD against the INR by 1.5% and better utilization of resources by 0.5% which were offset by increase in costs directly associated with billable professionals, including salary increments by 1.8% and license fee by 0.1%.

Selling, general and administrative expenses

Selling, general and administrative expenses include all costs that are not directly associated with revenue-generating activities. These include employee costs, corporate costs and facilities costs. Employee costs include selling, marketing and administrative salaries and related employee benefits, travel, recruiting and training costs. Corporate costs include costs such as delisting and reorganization costs, legal, accounting and outside consulting fees. Facilities costs primarily include rent and communications costs. Selling, general and administrative expenses for the nine months ended September 30, 2013 increased by $11.7 million as compared to the nine months ended September 30, 2012.

Net employee costs increased by $7.1 million for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, resulting from $3.6 million higher travel expense, $3.0 million higher bonus provision, $2.9 million higher salary increments, overhead expenses and benefits, $1.6 million lower staff welfare expenses and a $0.8 million lower employee stock-based compensation expense.

Our net corporate costs increased by $4.0 million for the nine months ended September 30, 2013 mainly due to higher merger and reorganization expenses of $4.5 million incurred during the nine months ended September 30, 2013, which were incurred in connection with implementation of structural changes to simplify our corporate structure, higher legal fees of $2.2 million, higher marketing and recruitment expenses of $1.5 million, higher bank charges, subscriptions and other costs of $1.0 million and higher professional and accounting fees of $0.7 million. These increases were offset by a decrease in delisting expenses of $3.5 million which were incurred during the nine months ended September 30, 2012, due to the delisting of the former, iGATE Computer from the records of Indian Stock Exchanges, lower director fees and taxes of $1.7 million, lower bad debts of $0.5 million and lower integration expenses of $0.2 million.

Net facilities costs increased by $0.6 million for the nine months ended September 30, 2013, due to an increase in repairs and maintenance, house-keeping and security charges by $2.4 million, which were partly offset by decreases in communication related expenses by $1.5 million and rent and electricity by $0.3 million.

Currency movements in the foreign exchange market favorably impacted our employee, corporate and facility costs included in selling, general and administrative expenses $5.9 million for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012.

Depreciation and amortization costs

Depreciation and amortization costs for the nine months ended September 30, 2013 were 3.1% of revenue, as compared to 4.6% of revenue for the nine months ended September 30, 2012, representing a decrease of $10.5 million. Depreciation and amortization costs decreased mainly due to the full depreciation in the second quarter of 2012 of certain depreciable assets attributable to the acquisition of the former, iGATE Computer with a one year useful life, the expiration of the useful life of certain assets and the favorable impact of the strengthening of the USD against the INR.

Operating income

Our operating margin (operating income as a percentage of revenue) was 19.8% for the nine months ended September 30, 2013, as compared to 18.7% for the nine months ended September 30, 2012. This increase was mainly due to lower depreciation which was offset by our increased selling, general and administrative expense.

Interest expense

Interest expenses were 7.9% of revenues for the nine months ended September 30, 2013, as compared to 7.7% for the nine months ended September 30, 2012. The increase of $4.9 million was driven by a higher interest expense resulting from higher debt balances incurred during most of the nine months and write off of unamortized debt costs during the nine months as compared to the period during the previous year.

We issued 9% senior notes amounting to $770 million on April 29, 2011 and recorded interest expense of $52.0 million for each of the nine months ended September 30, 2013 and 2012. We amortized the debt issuance costs of $4.7 million for the nine months ended September 30, 2013 as compared to $4.3 million for the nine months ended September 30, 2012.

The interest expense on our line of credit and term loan amounted to $5.7 million for the nine months ended September 30, 2013, as compared to $4.2 million for the nine months ended September 30, 2012, resulting from higher debt balances incurred during most part of the reporting period. We amortized debt issuance cost of $0.5 million on our term loan for the nine months ended September 30, 2013, as compared to $0.05 million for the nine months ended September 30, 2012. During the nine months ended September 30, 2013, we recorded amortization of debt issuance cost of $4.0 million on a term loan that was repaid during the second quarter of 2013. During the nine months ended September 30, 2013, we incurred interest expense on leased vehicles amounting to $0.1 million which has remained constant as compared to the previous comparative reporting period.

Foreign exchange gain (loss), net

Foreign exchange gain was $0.1 million for the nine months ended September 30, 2013 as compared to a loss of $18.2 million for the nine months ended September 30, 2012.

We recognized foreign currency loss of $9.3 million on all foreign exchange derivative contracts for the nine months ended September 30, 2013, as compared to a loss of $14.0 million for the nine months ended September 30, 2012.

During the nine months ended September 30, 2013, we recognized net unrealized gain of $0.2 million on a foreign exchange forward contract that was entered to hedge the risk of changes in the foreign exchange rates on our foreign currency denominated investments classified as available-for-sale securities.

We also recognized a foreign currency loss of $0.9 million on the re-measurement of our escrow account balance, loss of $6.4 million on the re-measurement of the packing credit facility borrowed under our line of credit facility, gain of $16.1 million related to other monetary assets and liabilities and gain of $0.4 million on the re-measurement of redeemable non-controlling interest for the nine months ended September 30, 2013, as compared to a loss of $4.1 million on the re-measurement of escrow account balance, a foreign currency loss of $1.5 million related to other monetary assets and liabilities, a loss of $2.1 million on the re-measurement of redeemable non-controlling interest and a gain of $3.5 million on the re-measurement of the packing credit facility for the nine months ended September 30, 2012.

Other income, net

Our investment income for the nine months ended September 30, 2013 totaled $30.1 million as compared to $22.4 million for the nine months ended September 30, 2012.Our investment base as of January 01, 2013 and 2012 was $510.8 million and $354.5 million, respectively. The higher level of our investment base, switch from dividend yielding funds to growth plans of mutual funds and investments in high yield fixed maturity plans primarily contributed to the increase in investment income during the nine months ended September 30, 2013. In addition, we also had higher realization of unrealized/ accumulated gain during the first quarter of 2013, contributing to the increased investment income during the nine months ended September 30, 2013.

Interest refund from tax authorities amounted to $2.3 million for the nine months ended September 30, 2013 as compared to $1.6 million for the nine months ended September 30, 2012. Interest received on term and other bank deposits amounted to $0.7 million for the nine months ended September 30, 2013 as compared $0.1 million for the nine months ended September 30, 2012. We also earned a gain on our sale of fixed assets amounting to $2.2 million for the nine months ended September 30, 2013 as compared to a loss of $0.01 million for the nine months ended September 30, 2012. During the nine months ended September 30, 2013, $0.9 million of liability which was no longer required was written back.

Additionally, other income for the nine months ended September 30, 2013, includes approximately $3.0 million attributable to the forfeiture of vested stock options in connection with the termination of our former Chief Executive Officer, during the second quarter of 2013.

Income taxes

Our effective tax rate (“ETR”) was 31.5% and 25.7% during the nine months ended September 30, 2013 and 2012, respectively.

During the third quarter of 2013, the Company has made true-up adjustments for its U.S. jurisdiction, which resulted in discrete tax expense of $1.9 million.

On May 10, 2013, the High Court of Judicature at Mumbai approved the Scheme of Arrangement for the merger of iGATE Computer with our Indian subsidiary, iGATE Global. The appointed date of the merger was April 01, 2012, which is the effective date of the merger for legal and income tax purposes in India. The Company recomputed the taxes payable under Sec. 956 on account of the merger to give effect to the reorganization which resulted in a discrete benefit of $4.7 million. Further, the Company also recorded a discrete tax expense of $0.6 million on account of merger in the Indian jurisdiction resulting in a net benefit of $4.1 million during the nine months ended September 30, 2013. In addition, one of the divisions registered under SEZ scheme of the Indian entity has completed its first five years of 100% tax holiday and would be claiming 50% of tax holiday for the next ten years effective April 1, 2013.

During the nine months ended September 30, 2013, our discrete tax expense increased by $3.0 million as a result of the increase in Indian statutory tax rate on our deferred tax liability as per the new legislation.

The impact of above items resulted in higher ETR during the nine months ended September 30, 2013.

The estimated annual ETR for the nine months ended September 30, 2012 took into account the tax of approximately $7.4 million due to the deemed repatriation of profits of iGATE Computer. Further, during the nine months ended September 30, 2012, the Company has made true-up adjustments for its US jurisdiction, which resulted in discrete tax benefit of $0.9 million. Also, as a result of acquisition of iAI by iTI in August 2012, we had released $4.0 million of valuation allowance relating to temporary differences of iTI, which was existing as of December 31, 2011, resulting in lower ETR during the nine months ended September 30, 2012.

Non-controlling interest

In 2012, we delisted the fully paid-up equity shares of iGATE Computer and recorded a redeemable non-controlling interest liability for the balance of shares, which was valued at an exit price of INR 520 per share. The redeemable non-controlling interest holders were not entitled to any share of profits.

On May 10, 2013, the High Court of Judicature at Mumbai, India, approved the merger of iGATE Computer with iGATE Global. Pursuant to the merger, shareholders of iGATE Computer who did not tender their shares during the exit period were issued iGATE Global shares in the ratio of five equity shares of iGATE Global for twenty two equity shares of iGATE Computer. Subsequent to the expiry of the exit offer period, the Company has no obligation to redeem the shares and accordingly the remaining redeemable non-controlling interest amounting $6.6 million had been reclassified to permanent equity.

For the nine months ended September 30, 2013, we recorded $0.1 million share of profits and $2.0 million of accumulated other comprehensive loss attributable to non-controlling interest in iGATE Global representing 0.50% share of net income of iGATE Global. For the nine months ended September 30, 2012, prior to the delisting of iGATE Computer’s shares, we had recorded $4.5 million from our share of profits attributable to the non-controlling interest in iGATE Computer, representing 18.9% share of the net income of $23.7 million of iGATE Computer for the quarter ended March 31, 2012.

Preferred dividend

We have accrued for cumulative dividends of $23.2 million at a rate of 8.00% per annum, compounded quarterly, for the nine months ended September 30, 2013 as compared to $21.6 million for the nine months ended September 30, 2012.

Use of non-GAAP Financial Measures

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

The non-GAAP financial measures contained herein exclude the following items:

•

Amortization of intangible assets: Intangible assets comprise value of our customer relationships from the acquisition of iGATE Computer and the previous delisting of our Indian subsidiary, iGATE Computer. We incur charges relating to the amortization of these intangibles. These charges are included in our GAAP presentation of earnings from operations, operating margin, net income and earnings per share. We exclude these charges for purposes of calculating these non-GAAP measures.

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

•

Foreign exchange (gain)/loss: In March 2012, we entered into a forward foreign exchange contract to mitigate the risk of changes in foreign exchange rates on payments related to the delisting of iGATE Computer. During the year 2013 and 2012, we recognized foreign currency loss on re-measurement of the escrow account balance and foreign exchange gain on re-measurement of the redeemable non-controlling interest liability. We believe that eliminating the non-capitalized items for purposes of calculating these non-GAAP measures facilitates a more meaningful evaluation of our current performance and comparisons to our past performance.

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

•

Preferred dividend and accretion to preferred stock: We have issued 8.00% Series B Preferred Stock. We also incurred issuance costs that have been netted against the proceeds received from the issuance of the Series B Preferred Stock. The Series B Preferred Stock is being accreted over a period of six years. Although, the effect of inclusion of equivalent units of common stock towards convertible participating preferred stock is anti-dilutive for GAAP purposes, the non-GAAP diluted earnings per share has been calculated assuming the conversion of all outstanding shares of preferred stock into equivalent units of common stock. We believe that eliminating these expenses as well as inclusion of equivalent units of common stock towards the preference shares to compute diluted earnings per share for purposes of calculating these non-GAAP measures facilitates a more meaningful evaluation of our current operating performance and comparisons to our past operating performance.

From time to time in the future, there may be other items that we may exclude in presenting our financial results.

The table below presents a reconciliation of our non-GAAP financial measures to the most comparable GAAP measures for each of the three and nine months ended September 30, 2013 and 2012, respectively (in thousands, except for per share data):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
GAAP Net income attributable to iGATE common shareholders	$23,776	$20,771	$73,022	$43,123
Adjustments:
Preferred dividend and accretion to preferred stock	8,120	7,522	23,607	21,885
Amortization of intangible assets	2,540	2,886	7,980	8,806
Stock-based compensation	3,878	3,795	10,243	9,270
Delisting expenses	—	328	93	3,532
Merger and reorganization expenses	—	764	5,264	764
Foreign exchange loss on acquisition hedging and other re-measurement	—	2,105	489	5,259
Forfeiture of vested stock options	—	—	(3,005)	—
Income tax adjustments	(2,020)	(2,588)	(7,028)	(6,595)

Non-GAAP Net income attributable to iGATE common shareholders	$36,294	$35,583	$110,665	$86,044

Basic EPS (GAAP) to Basic EPS (Non-GAAP):
BASIC EPS (GAAP)	$0.30	$0.27	$0.94	$0.57
Preferred dividend and accretion to preferred stock	0.11	0.10	0.31	0.29
Amortization of intangible assets	0.03	0.04	0.10	0.12
Stock-based compensation	0.05	0.05	0.13	0.12
Delisting expenses	—	0.01	0.00	0.05
Merger and reorganization expenses	—	0.01	0.07	0.01
Foreign exchange loss on acquisition hedging and other re-measurement	—	0.03	0.01	0.07
Forfeiture of vested stock options	—	—	(0.04)	—
Income tax adjustments	(0.03)	(0.04)	(0.09)	(0.09)

BASIC EPS (Non-GAAP)	$0.46	$0.47	$1.43	$1.14

Diluted EPS (GAAP) to Diluted EPS (Non-GAAP):
Diluted EPS (GAAP)	$0.30	$0.27	$0.91	$0.56
Preferred dividend and accretion to preferred stock	0.11	0.10	0.30	0.29
Amortization of intangible assets	0.03	0.04	0.10	0.11
Stock-based compensation	0.05	0.05	0.13	0.12
Delisting expenses	—	0.00	0.00	0.05
Merger and reorganization expenses	—	0.00	0.07	0.01
Foreign exchange loss on acquisition hedging and other re-measurement	—	0.03	0.01	0.07
Forfeiture of vested stock options	—	—	(0.04)	—
Income tax adjustments	(0.03)	(0.03)	(0.09)	(0.09)

Diluted EPS (Non-GAAP)	$0.46	$0.46	$1.39	$1.12

Weighted average shares outstanding, Basic	58,171	57,316	57,918	57,121
Add: Assumed preferred stock conversion	19,923	18,411	19,923	18,411

Non-GAAP weighted average shares outstanding, Basic	78,094	75,727	77,841	75,532

Weighted average dilutive common shares outstanding	59,836	58,893	59,564	58,714
Add: Assumed preferred stock conversion	19,923	18,411	19,923	18,411

Weighted average dilutive common equivalent shares outstanding	79,759	77,304	79,487	77,125

Non-GAAP Disclosure of Adjusted EBITDA

We present Adjusted EBITDA as a supplemental measure of our performance. We define Adjusted EBITDA as net income plus (i) depreciation and amortization, (ii) interest expense, (iii) income tax expense, minus (iv) other income, net plus (v) foreign exchange (gain)/loss, (vi) stock-based compensation (vii) delisting expenses and (viii) merger and reorganization expenses. We eliminated the impact of the above as we do not consider them as indicative of our ongoing operating performance. These adjustments are itemized below. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

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

The table below presents Adjusted EBITDA for each of the three and nine months ended September 30, 2013 and 2012, respectively (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Net income	$31,993	$28,293	$96,726	$69,484
Adjustments:
Depreciation and amortization	8,439	10,027	26,305	36,757
Interest expenses	20,256	21,994	67,025	62,149
Income tax expense	14,634	8,495	44,461	24,007
Other income, net	(5,213)	(8,815)	(39,910)	(23,975)
Foreign exchange loss (gain)	4,372	3,763	(92)	18,198
Stock-based compensation	3,878	3,795	10,243	9,270
Delisting expenses	—	328	93	3,532
Merger and reorganization expenses	—	764	5,264	764

Adjusted EBITDA (a non-GAAP measure)	$78,359	$68,644	$210,115	$200,186

We present the non-GAAP financial measure Adjusted EBITDA because, management uses this measure to monitor and evaluate the performance of the business and believes the presentation of this measure will enhance the investors’ ability to analyze trends in the business and evaluate our underlying performance relative to other companies in the industry.

Liquidity and Capital Resources

Our cash balances are held in numerous locations throughout the world, of which we hold approximately $397.7 million of cash, cash equivalents and short-term investments in our foreign subsidiaries as of September 30, 2013. Amounts held outside of the United States are utilized to support non-U.S. liquidity needs. Our ongoing cash flows and external borrowings in the United States are expected to be sufficient to meet our primary operating liquidity needs, in the United States, for at least twelve (12) months following this report.

We have provided for the United States federal tax liability on the post-acquisition and pre-merger earnings and profits of the former iGATE Computer (currently merged with iGATE Global), India. The Company intends to use the remaining accumulated and future earnings of merged entities as well as other foreign subsidiaries to expand operations outside the United States and accordingly, undistributed earnings and profits are deemed permanently reinvested. However, repatriation could result in additional income tax payments in future years, if our intent were to change and we elected to repatriate such undistributed foreign earnings back to United Sates. We estimate the potential tax liability relating to the repatriation of such undistributed foreign earnings to be approximately $172.0 million as of September 30, 2013.

Cash from Operations

Our largest source of operating cash flows is cash collections from our customers for different information technology services we render under various Statements of Work (SOWs). Our primary uses of cash from operating activities are for personnel related expenditures, leased facilities and taxes.

Net cash provided by operating activities increased by $72.9 million for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012, primarily due to higher net income adjusted for lower depreciation, amortization of intangible assets, deferred loss on derivatives, lower stock-based compensation and higher amortization of debt issuance costs during the nine months ended September 30, 2013. During the current reporting period, our cash flow from operating activities increased due to favorable changes in working capital, primarily decreases in accounts receivable and unbilled revenues on account of higher collections during the current reporting period and reduction in prepaid expenses and increase in accrued and other liabilities which was partially offset by decrease in accounts payable. Our working capital may be impacted by some of the aforementioned factors in future periods, certain amounts and timing of which are variable.

Investing Activities

Cash provided by investing activities for the nine months ended September 30, 2013 was $141.9 million as compared to cash used in investing activities for the nine months ended September 30, 2012 was $336 million.

Our investment portfolio and other investments decreased by $184.2 million for the nine months ended September 30, 2013 as compared to an increase of $89.8 million for the nine months ended September 30, 2012. Our investment portfolio decreased during the current reporting period as we redeemed investments to repay DBS Bank Limited, term loan facility and partially repay another term loan facility.

We purchased 2.5 million shares of iGATE Computer (currently merged with iGATE Global) paying $23.7 million during the nine months ended September 30, 2013. Our deposits in escrow account which were made to facilitate the purchase of remaining shares in the former, iGATE Computer were completely utilized as of September 30, 2013.

Capital expenditures were $24.2 million and $13.4 million for the nine months ended September 30, 2013 and 2012, respectively. Significant portions of the capital expenditures were due to the expansion of our campus facilities located in our Indian centers.

Financing Activities

Cash used in financing activities was $244.8 million for the nine months ended September 30, 2013 as compared to cash provided by financing activities of $299.4 million for the nine months ended September 30, 2012.

The cash used in during the nine months ended September 30, 2013, was primarily due to the net repayment of outstanding term loan amounting to $228.5 million, which was undertaken to finance delisting related expenses and partial repayment of another term loan amounting to $17.5 million, which was undertaken to finance the purchase of a subsidiary. We also incurred a payment of debt related cost of $2.4 million.

During the nine months ended September 30, 2012, we borrowed $222.5 million from DBS Bank Limited, to fund the purchase of the former iGATE Computer’s remaining shares and pay delisting related expenses, term loan of $70 million to finance the purchase of a subsidiary.

We received net proceeds from the exercise of employee stock options of $3.6 million for the nine months ended September 30, 2013, as compared to proceeds from the exercise of employee stock options of $7.2 million for the nine months ended September 30, 2012, which was partially offset by the payment of debt cost of $3.3 million.

The proceeds from and payments towards our line of credit and term loan facilities for the nine months ended September 30, 2013 are summarized in the table below (in thousands):

For the nine months ended September 30, 2013
Description	Beginning balance	Proceeds during the period	Payments during the period	Ending balance
Line of credit:
Unsecured revolving working credit facility	$52, 000	$5,000	$(5,000)	$52, 000
Revolving credit facility	$25,000	30,000	(30,000)	$25,000
Term Loan:
DBS Bank Ltd—Term Loan	$228,500	6,000	(234,500)	—
Term Loan	$70,000	—	(17,500)	$52, 500

Total	$375,500	$41,000	$(287,000)	$129,500

Our primary future cash requirements will be to fund working capital, debt service, capital expenditures, and benefit obligations. In addition to our working capital requirements, we expect our primary cash requirements for 2013 to be as follows:

•	Debt service – We expect to make payments of approximately $18.1 million during the remainder of 2013 for interest associated with senior notes and bank borrowings.

•

Capital expenditures – We expect to spend approximately $55.9 million for new and existing facility expansion and new hardware and software during the remainder of 2013. Of this we have open purchase obligations of $50.2 million towards construction of new facilities and purchase of property and equipment. We will fund all capital expenditures through a combination of available cash reserves and short term investments and expect to fund the costs of future expansion through our net cash flows provided by operations.

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

We currently have two revolving credit facilities providing for borrowings of up to an aggregate of $120 million subject to certain contractual limitations. As of September 30, 2013, we had borrowed $77 million under the revolving credit facilities. Both revolving credit facilities include other conditions that, if not complied with, could restrict our availability to borrow.

Our senior notes and credit agreements contain various covenants that are subject to a number of limitations and exceptions. The indenture governing the Notes requires us to comply with Consolidated Priority Debt Leverage Ratio and a Fixed Charge Coverage Ratio when certain events occur. These ratios are based on what we refer to as “Adjusted EBITDA”, which is defined above under “Use of non-GAAP Financial Measures” in this Form 10 Q. Non-compliance with such covenants could affect our liquidity. We are currently in compliance with all covenants associated with our borrowings. The specific covenants and related definitions can be found in the applicable indenture and credit agreements, each of which we have previously filed with the SEC.

For more information on the revolving credit facilities and the restrictions on borrowing there under, including information on the covenants, please refer to Note 5, Borrowings, and Note 6, Senior Notes to our unaudited condensed consolidated financial statements included in this Form 10-Q.

In order to meet our cash needs we may, from time to time, repatriate, borrow under our credit facilities or issue long term or short-term debt or equity, if the market and our credit facilities and the indentures governing our notes permit us to do so. For more information on the income tax consequences of the repatriation of the earnings of our foreign subsidiaries, please refer to the disclosure provided in the “Liquidity and Capital Resources” section included in this Form 10 Q. We regularly evaluate market conditions, our liquidity profile, and various financing alternatives for opportunities to enhance our capital structure. If market conditions are favorable, we may refinance our existing debt or issue additional securities.

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

Based on past performance and current expectations, we expect our existing cash, cash equivalents and short-term investments of $446.8 million as of September 30, 2013, and our ongoing cash flows and external borrowings to be sufficient to meet our operating liquidity requirements described above for at least the twelve (12) months following this report.

Debt Service Obligations

As a result of the acquisition of iGATE Computer, our level of indebtedness increased. As of September, 30, 2013, principal payments due under our indebtedness were $899.5 million, excluding capital lease obligations of $1.3 million. Our interest expense for the three and nine months ended September 30, 2013 were $20.3 million and $67.0 million, respectively, which includes $28.9 million of accrued interest expense.

Our leverage requires that a substantial portion of our cash flows from operations be dedicated to the payment of principal and interest on our indebtedness. We continually monitor our exposure to the risk of increased interest rates as portions of our borrowings under our credit facilities are at variable rates of interest.

We have made all scheduled payments timely under the indenture governing its senior notes and the revolving credit facilities.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Factors

Market risk factors associated with our business are discussed in Item 7A in our Form 10-K for the year ended December 31, 2012. There have been no material changes from the market risk factors previously disclosed in our Form 10-K.

Effect of Hypothetical Currency Rate Fluctuations

Our primary net foreign currency exposure is the Indian Rupee. The fair value of foreign exchange contracts is subject to changes in foreign currency exchange rates.

As of September 30, 2013, the potential gain or loss in the fair value of our outstanding foreign exchange derivative contracts assuming hypothetical 10%, 5%, 2% and 1% fluctuations in currency rates would be approximately:

	Valuation given X% decrease In Rupee / USD rate				Fair Value as of September 30, 2013	Valuation given X% increase in Rupee / USD rate
	(10%)	(5%)	(2%)	(1%)		1%	2%	5%	10%
Rupee to U.S. Rate	56.35	59.48	61.36	61.98	62.61	63.24	63.86	65.74	68.87
Derivative Instruments	$24.8	$11.5	$4.2	$1.8	$(0.5)	$(2.7)	$(5.0)	$(11.3)	$(21.2)

Seasonality

Our operations are generally not affected by seasonal fluctuations. However, our consultants’ billable hours are affected by national holidays and vacation policies, which vary by country and by operating company.

Economic Trends and Outlook

According to Gartner Inc. (Source: Gartner Forecast Alert: IT Spending, Worldwide, 3Q13 Update, ID Number: G00255533), an IT research and advisory company, the IT Services industry worldwide IT spending is forecasted to total $923 billion in 2013, a 2.0 % increase from 2012 revenue of nearly $906 billion.

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

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is involved in lawsuits, claims, investigations, and proceedings, including the matter identified below, that arise in the ordinary course of business. The securities class action filed on June 14, 2013 by Ashish Kumar Jain, Individually and On Behalf of All Others Similarly Situated was voluntarily withdrawn on August 22, 2013 and no monetary damages were paid by the Company.

ITEM 1A.	RISK FACTORS

Except for the following, there are no material changes from the risk factors previously disclosed in Item 1A “Risk Factors” in Part I of the Company’s Form 10-K and in subsequent periodic reports filed pursuant to the Securities Exchange Act of 1934 (collectively, the “2013 Periodic Reports”). The information below updates, and should be read in conjunction with, the risk factors and information disclosed in the 2013 Periodic Reports.

The loss of the services of key members of our Senior Leadership Team could have an adverse impact on our business.

Our success is highly dependent on the efforts and abilities of our senior management team, including our Chief Executive Officer, Ashok Vemuri who joined the Company on September 16, 2013. These personnel possess business and technical capabilities that are difficult to replace. Although each executive has entered into an employment agreement containing non-competition, non-disclosure and non-solicitation covenants, these contracts do not guarantee that they will continue their employment with us or that such covenants will be enforceable. Notably, in the second quarter of 2013, Phaneesh Murthy, was terminated as our Chief Executive Officer and President. Mr. Murthy provided significant contributions over the past ten years in helping to establish our company as a leader in the IT industry and improving the value of our company. If we lose the service of any of our key executives, we may not be able to effectively manage our current operations and meet our ongoing and future business challenges and this may have a material adverse effect on our business, results of operations, financial condition and cash flows.

Our common stock has experienced, and may continue to experience, significant market price and volume fluctuations, which may prevent our shareholders from selling our common stock at a profit and could lead to costly litigation against us that could divert our management’s attention.

The market price of our common stock has historically experienced volatility and may continue to experience such volatility in the future. Factors such as our financial performance, technological achievements by us and our competitors, the establishment of development or strategic relationships with other companies, strategic acquisitions, new customer orders and contracts, may have a significant effect on the market price of our common stock. In addition, the stock market in general, and the stock of IT companies, in particular, have, in recent years, experienced extreme price and volume fluctuations, which are often unrelated to the performance or condition of particular companies. Such broad market fluctuations could adversely affect the market price of our common stock. Due to these factors, the price of our common stock may decline and investors may be unable to resell their shares of our common stock for a profit. Following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. If we become subject to any such litigation of this kind in the future, it could result in substantial litigation costs, a damages award against us and the further diversion of our management’s attention.

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

ITEM 6.	EXHIBITS

(a)	Exhibits

2.1	Share Purchase Agreement, dated as of January 10, 2011, by and among Pan-Asia iGATE Solutions, iGATE Global Solutions Limited and the sellers party thereto, is incorporated by reference to Exhibit 2.1 to iGATE Corporation’s (“iGATE”) Form 8-K, filed on January 12, 2011.

2.2	Share Purchase Agreement, dated as of January 10, 2011, by and among Pan-Asia iGATE Solutions and General Atlantic Mauritius Limited, is incorporated by reference to Exhibit 2.2 to iGATE’s Form 8-K, filed on January 12, 2011.

2.3	Securities Purchase Agreement, dated as of January 10, 2011, by and among Pan-Asia iGATE Solutions and General Atlantic Mauritius Limited, is incorporated by reference to Exhibit 2.3 to iGATE’s Form 8-K, filed on January 12, 2011.

2.4	Separation and Distribution Agreement by and between iGATE and Mastech Holdings, Inc., dated September 30, 2008, is incorporated by reference to Exhibit 2.1 to iGATE’s Form 8-K, filed on October 1, 2008.

3.1	Third Amended and Restated Articles of Incorporation of iGATE Corporation, dated May 5, 2011, is incorporated by reference to Exhibit 3.1 to iGATE’s Form 8-K, filed on May 11, 2011.

3.2	Amended and Restated Bylaws of iGATE Corporation are incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q, filed on August 14, 2000.

3.3	Statement with Respect to Shares – 8% Series B Convertible Participating Preferred Stock, no par value per share, is incorporated by reference to Exhibit 3.1 to iGATE’s Form 8-K, filed on February 4, 2011.

4.1	Registration Rights Agreement, between iGATE Corporation and the Selling Shareholders named therein, dated as of August 17, 2010 is incorporated by reference to Exhibit 4.2 to iGATE Corporation’s Registration Statement on Form S-3, Commission File No. 333-170042, filed on October 20, 2010.

4.2	Form of certificate representing the Common Stock of the Company is incorporated by reference to Exhibit 4.1 to iGATE Corporation’s Registration Statement on Form S-1, Commission File No. 333-14169, filed on November 19, 1996.

4.3	Indenture, dated April 29, 2011, by and among iGATE Corporation, iGATE Technologies, Inc., and Wilmington Trust, National Association (successor by merger to Wilmington Trust FSB), as trustee, is incorporated by reference to Exhibit 4.1 to iGATE Corporation’s Form 8-K, filed on May 5, 2011.

4.4	Supplemental Indenture, dated May 12, 2011, among iGATE Corporation, the guarantors named therein, and Wilmington Trust, National Association (successor by merger to Wilmington Trust FSB), as trustee, is incorporated by reference to Exhibit 4.4 to iGATE’s Registration Statement on Form S-4, filed on September 30, 2011.

4.5	Registration Rights Agreement, dated April 29, 2011, by and among iGATE Corporation, iGATE Technologies, Inc. and the initial purchasers named therein is incorporated by reference to Exhibit 4.2 to iGATE Corporation’s Form 8-K, filed on May 5, 2011.

4.6	Escrow Agreement, by and among iGATE Corporation, as Grantor, Wilmington Trust, National Association (successor by merger to Wilmington Trust FSB), as Trustee, and Standard Chartered Bank, as Escrow Agent, is incorporated by reference to Exhibit 10.1 to iGATE Corporation’s Form 8-K, filed on May 5, 2011.

4.7	Account Security Deed, dated as of May 3, 2011, by and among iGATE Corporation, as charger, and Wilmington Trust, National Association (successor by merger to Wilmington Trust FSB), as charge, is incorporated by reference to Exhibit 10.2 to iGATE Corporation’s Form 8-K, filed on May 5, 2011.

10.1	Retention Bonus Agreement, by and between iGATE Corporation and certain executive officers, dated July 22, 2013, is incorporated by reference to iGATE Corporation’s Form 8-K, filed on July 23, 2013. *

10.2	Restricted Stock Agreement, by and between iGATE Corporation and certain named executive officers, dated July 17, 2013, is incorporated by reference to iGATE Corporation’s Form 8-K, filed on July 23, 2013. *

10.3	Senior Executive Employment Agreement, effective September 16, 2013, between iGATE Technologies, Inc. and Ashok Vemuri, is incorporated by reference to iGATE Corporation’s Form 8-K, filed on September 16, 2013. *

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer is filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.†

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer.†

101.INS	XBRL Instance Document.†

101.SCH	XBRL Taxonomy Extension Schema Document.† **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.† **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.† **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.† **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.† **

†	Furnished herewith.
*	Indicates management contract or compensatory plan, contract or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 18th day of October 2013.

iGATE CORPORATION

October 18, 2013	/S/ ASHOK VEMURI
Ashok Vemuri
Chief Executive Officer and Director

/S/ SUJIT SIRCAR
Sujit Sircar Chief Financial Officer

EXHIBIT INDEX

2.1	Share Purchase Agreement, dated as of January 10, 2011, by and among Pan-Asia iGATE Solutions, iGATE Global Solutions Limited and the sellers party thereto, is incorporated by reference to Exhibit 2.1 to iGATE Corporation’s (“iGATE”) Form 8-K, filed on January 12, 2011.

2.2	Share Purchase Agreement, dated as of January 10, 2011, by and among Pan-Asia iGATE Solutions and General Atlantic Mauritius Limited, is incorporated by reference to Exhibit 2.2 to iGATE’s Form 8-K, filed on January 12, 2011.

2.3	Securities Purchase Agreement, dated as of January 10, 2011, by and among Pan-Asia iGATE Solutions and General Atlantic Mauritius Limited, is incorporated by reference to Exhibit 2.3 to iGATE’s Form 8-K, filed on January 12, 2011.

2.4	Separation and Distribution Agreement by and between iGATE and Mastech Holdings, Inc., dated September 30, 2008, is incorporated by reference to Exhibit 2.1 to iGATE’s Form 8-K, filed on October 1, 2008.

3.1	Third Amended and Restated Articles of Incorporation of iGATE Corporation, dated May 5, 2011, is incorporated by reference to Exhibit 3.1 to iGATE’s Form 8-K, filed on May 11, 2011.

3.2	Amended and Restated Bylaws of iGATE Corporation are incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q, filed on August 14, 2000.

3.3	Statement with Respect to Shares – 8% Series B Convertible Participating Preferred Stock, no par value per share, is incorporated by reference to Exhibit 3.1 to iGATE’s Form 8-K, filed on February 4, 2011.

4.1	Registration Rights Agreement, between iGATE Corporation and the Selling Shareholders named therein, dated as of August 17, 2010 is incorporated by reference to Exhibit 4.2 to iGATE Corporation’s Registration Statement on Form S-3, Commission File No. 333-170042, filed on October 20, 2010.

4.2	Form of certificate representing the Common Stock of the Company is incorporated by reference to Exhibit 4.1 to iGATE Corporation’s Registration Statement on Form S-1, Commission File No. 333-14169, filed on November 19, 1996.

4.3	Indenture, dated April 29, 2011, by and among iGATE Corporation, iGATE Technologies, Inc., and Wilmington Trust, National Association (successor by merger to Wilmington Trust FSB), as trustee, is incorporated by reference to Exhibit 4.1 to iGATE Corporation’s Form 8-K, filed on May 5, 2011.

4.4	Supplemental Indenture, dated May 12, 2011, among iGATE Corporation, the guarantors named therein, and Wilmington Trust, National Association (successor by merger to Wilmington Trust FSB), as trustee, is incorporated by reference to Exhibit 4.4 to iGATE’s Registration Statement on Form S-4, filed on September 30, 2011.

4.5	Registration Rights Agreement, dated April 29, 2011, by and among iGATE Corporation, iGATE Technologies, Inc. and the initial purchasers named therein is incorporated by reference to Exhibit 4.2 to iGATE Corporation’s Form 8-K, filed on May 5, 2011.

4.6	Escrow Agreement, by and among iGATE Corporation, as Grantor, Wilmington Trust, National Association (successor by merger to Wilmington Trust FSB), as Trustee, and Standard Chartered Bank, as Escrow Agent, is incorporated by reference to Exhibit 10.1 to iGATE Corporation’s Form 8-K, filed on May 5, 2011.

4.7	Account Security Deed, dated as of May 3, 2011, by and among iGATE Corporation, as charger, and Wilmington Trust, National Association (successor by merger to Wilmington Trust FSB), as charge, is incorporated by reference to Exhibit 10.2 to iGATE Corporation’s Form 8-K, filed on May 5, 2011.

10.1	Retention Bonus Agreement, by and between iGATE Corporation and certain executive officers, dated July 22, 2013, is incorporated by reference to iGATE Corporation’s Form 8-K, filed on July 23, 2013. *

10.2	Restricted Stock Agreement, by and between iGATE Corporation and certain named executive officers, dated July 17, 2013, is incorporated by reference to iGATE Corporation’s Form 8-K, filed on July 23, 2013. *

10.3	Senior Executive Employment Agreement, effective September 16, 2013, between iGATE Technologies, Inc. and Ashok Vemuri, is incorporated by reference to iGATE Corporation’s Form 8-K, filed on September 16, 2013. *

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer is filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer. †

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer. †

101.INS	XBRL Instance Document.†

101.SCH	XBRL Taxonomy Extension Schema Document.† **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.† **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.† **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.† **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.† **

†	Furnished herewith.
*	Indicates management contract or compensatory plan, contract or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.