Form 10-K
period 2013-12-31
IGATE CORP
filed 2014-02-12
CIK 1024732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2013 (based on the closing price of such stock as reported by NASDAQ on such date) was $471,255,314.

The number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding as of January 31, 2014 was 58,734,683 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement, for the 2014 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

iGATE CORPORATION

2013 FORM 10-K

PART I

ITEM 1.	BUSINESS

Forward-looking and Cautionary Statements

This Annual Report on Form 10-K (“Annual Report”) contains statements that are not historical facts and that constitute “forward-looking statements” within the meaning of such term under the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include statements regarding the business outlook, the demand for the products and services, and all other statements in this Annual Report other than recitation of historical facts. Words such as “expect”, “potential”, “believes”, “anticipates”, “plans”, “intends” and similar expressions are intended to identify such forward-looking statements. Forward-looking statements in this Annual Report include, without limitation, forecasts of market growth, future revenues, future expectations concerning growth of business, cost competitiveness, and other matters that involve known and unknown risks, uncertainties and other factors that may cause results, levels of activity, performance or achievements to differ materially from results expressed or implied by this Annual Report. Such risk factors include, among others: whether certain market segments grow as anticipated; whether our new strategies will be effectively managed and implemented as anticipated; volatility of stock price; the competitive environment in the information technology services industry; and whether the companies can successfully provide services/products and the degree to which these gain market acceptance. These and other risks are discussed in Item 1A of Part I of this Annual Report entitled “Risk Factors” and in other sections of this Annual Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Actual results may differ materially from those contained in the forward-looking statements in this Annual Report. Any forward-looking statements are based on information currently available to us and we assume no obligation to update these statements as circumstances change.

Unless otherwise indicated or the context otherwise requires, all references in this report to “iGATE”, the “Company”, “us”, “our”, or “we” are to iGATE Corporation, a Pennsylvania corporation, and its consolidated subsidiaries. iGATE Corporation, formerly named iGATE Capital Corporation, through its operating subsidiaries, is a worldwide provider of Information Technology (“IT”) and IT-enabled operations offshore outsourcing services to large and medium-sized organizations. All references made to iGATE Computer Systems Limited (“iGATE Computer”) refers to the merged entity with iGATE Global Solutions Limited (“iGATE Global”).

Business Overview

We are a worldwide outsourcing provider of integrated end-to-end offshore centric information technology (“IT”) and IT-enabled operations solutions and services. We deliver a comprehensive range of IT services through globally integrated onsite and offshore delivery locations primarily in India. We offer our services to customers through industry focused practices, including insurance and healthcare, life sciences, manufacturing, retail and logistics, banking and financial services, communications, energy and utilities, product and engineering solutions, government solutions and media and entertainment. Our IT and IT-enabled services include application development, application management, verification and validation, enterprise application solutions, business intelligence and data warehousing, infrastructure management services, enterprise mobility, cloud services, embedded systems development, engineering design services, IT consulting, IT governance and customized learning solutions, business process outsourcing (“BPO”) and customer interaction services (“CIS”).

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

With over three decades of IT Services experience and our distinctive philosophy of “Accountable for Clients’ Business” powered by our Integrated Technology and Operations platform (“iTOPS”), our multi-

location global organization consistently delivers effective solutions to more than 300 active global clients, including a large number of Fortune 1000 companies.

We provide full-spectrum consulting, technology and BPO, and product engineering solutions and services. In an increasingly fragmented and intensely competitive marketplace, we look to disrupt traditional billing models, like the existing “time-and-material” model used by a majority of our competitors in favor of a more “client-friendly business outcome” model. The business outcome model is a non-linear model which ensures that our clients “Pay only for results”, that diminishes risk for a client, as they only pay for services when they get assured results and not for the effort, time, manpower or processes that go into achieving the outcomes.

A diversified, well-trained and motivated talent pool of more than 29,000 people work cohesively to deliver solutions based around a mature global delivery model to clients across the North America, Europe-Middle East-Africa (EMEA) and Asia-Pacific. The reach and global-spanning capabilities of our delivery centers, allows us to be resourceful, but we are also small enough to be flexible, making us one of the most dynamic and highly adaptable large IT service companies.

iGATE capitalizes on the strength of our numerous combined synergies and core capabilities which enable us to be an effective and reliable transformation partner to our diverse client base. Our synergies and capabilities include: deep domain and delivery expertise; focus on micro-verticals; suites of IP-led solutions, methodologies and frameworks; technology alliances and service partnerships; secure and scalable delivery infrastructure across geographies; and mature quality management based on ISO, CMMi, Six Sigma and ITIL.

We have pursued strategic and targeted acquisitions, intended to enhance and add to our offerings of services and solutions, or enable us to expand in certain geographic and other markets. We completed our largest acquisition to date, and acquired a majority stake in iGATE Computer Systems Limited (“iGATE Computer”), formerly known as Patni Computer Systems Limited, (the “iGATE Computer Acquisition”), on May 12, 2011. In order to simplify our corporate structure and achieve a single unified platform in India, we merged our Indian subsidiaries, iGATE Computer with iGATE Global Solutions Limited (“iGATE Global”), which was approved by the High Court of Judicature at Mumbai on May 10, 2013.

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

Global Delivery Model

We have adopted a global delivery model for providing varied and complex IT-enabled services to our global customers spread across multiple locations. With a global presence and world class delivery centers spanning across the North America, EMEA and Asia-Pacific, our global delivery model includes a well defined, single business management system with best industry practices, models and standards such as ISO, CMMI, ITIL and Six Sigma. Robust knowledge and responsibility transition across employees in the organization ensures clockwork-like efficiency and effectiveness of provided services.

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

Our Clients, Solutions and Services

We provide a broad range of services/solutions to customers spread across North America, Canada, Europe and Asia- Pacific. Since its inception, the Company has steadily grown and built a strong customer base, including some of the top 10 global brands and Fortune 1000 companies. In 2013, our client base decreased from 304 customers as of December 31, 2012 to 302 customers as of December 31, 2013. Our top two customers continue to be General Electric Company (“GE”) and Royal Bank of Canada (“RBC”), and we are a preferred vendor partner with RBC. Preferred vendor status gives us equal opportunity to bid along with RBC’s other preferred vendors for most of its IT service demand arising in its various global business units. The partnerships with GE and RBC continue to significantly contribute to our growth. GE accounted for 13% of our revenues for the year ended December 31, 2013 and 2012 and RBC accounted for 11% of our revenues for the year ended December 31, 2013 and 2012, respectively. The services provided to RBC and GE primarily include consulting, independent verification and validation, application development and maintenance, infrastructure management, BPO and other related IT services.

We offer IT services and innovative practices that enable business process improvement. We use well-documented and meticulously defined processes in tandem with high quality IT service delivery methodologies. These processes and IT services are driven by the goals of the client companies. Our technology expertise now ranges across Enterprise Resource Planning (“ERP”), customer relationship management, supply chain management and product engineering applications. We have dedicated competencies in SAP, Oracle, PeopleSoft, Genesys, Siebel and JD Edwards practice areas. The services/solutions we provide include IT services, customer interaction services and process outsourcing and consulting. IT services involves providing enterprise application solutions and mobility, business intelligence and data warehousing, verification and validation, application development and management, infrastructure management and cloud services.

Industry Practices and IT Services

We offer our services to customers through industry practices in insurance and healthcare, life sciences, manufacturing, retail and logistics, banking and financial services, communications, energy and utilities, government solutions, media and entertainment. and product and engineering solutions. Our industry practices are complemented by our IT services, which we develop in response to client requirements and technology life cycles. Our service lines include application development, application management, verification and validation, enterprise application solutions, business intelligence and data warehousing, customer interaction services and BPO, infrastructure management services, enterprise mobility, cloud services, embedded systems development, engineering design services, customized learning solutions and IT consulting and governance.

Industry Practices

Insurance and Healthcare

We are one of the largest full spectrum service providers for the Insurance industry. We have enabled insurance companies to address challenges and improve business performance. For the last three decades, we have drawn on the full breadth of our domain expertise and technological capabilities to help insurance companies implement solutions designed to deliver business outcomes. Our unique iTOPS approach offers a business outcome-based model thus adding certainty to the clients’ business; enabling them to derive maximum value at increasing business efficiency levels. The iTOPS approach means a ‘one view’ on our clients’ technology and operations, which helps in following a synergistic approach to achieve business benefits.

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

Life Sciences

We offer varied services in the Life Sciences domain to effectively manage a regulated IT environment and help various clients meet their quality, systems, regulatory business and organizational goals. We have been involved with our clients to help them create harmonized, risk-based, and cost effective IT organizations which is compliant with both domestic and foreign regulatory environments. Our core Life Science service offerings include business transformation solutions intended to provide lower costs and enhanced service through improved governance and compliance, technology integration, and collaboration with partners. Our outcomes based relationship model is specifically tailored for pharmaceutical, medical device, biotechnology and clinical research organizations.

We help our clients manage key industry challenges like:

•	Breaking down data silos, improving collaboration during clinical trial management and enabling improved time-to-market.

•	Monitoring business performance and ensuring cost-effectiveness of safety operations.

•	Increasing FDA and global compliance requirements.

•	Cost transformation and operational improvement.

•	Turning around inefficient and ineffective management of acquisitions, alliances, partnerships, and licensing.

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

Banking and Financial Services

iGATE’s Banking and Financial Services, is widely recognized as a pioneer in delivering end-to-end service offerings including IT consulting, system integration, business system management, BPO and infrastructure management services to meet business needs. Our banking practice has several client relationships that are more than a decade old. We solve problems in the areas of credit products and processes implementation, transaction processing, internet banking, and back office operations. Our comprehensive risk and compliance solutions suite helps banks in their credit risk and collection implementation life-cycle through proprietary models, standard approaches and methodologies. Our iTOPS model also offers payment solutions which helps in business consolidation and help achieve better operational efficiency.

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

With over 15 years of experience and a 1,000+ strong team of plan administrators, implementation specialists, pension actuaries, and ASPPA-certified trained resources, our Benefits Administration practice service offerings include retirements, health and welfare benefits, trust accounting in standalone mode and master trust, actuarial valuations and superannuation.

Our experience includes:

•	Providing technology and business enabled solutions for the past 30 years;

•	Over 75 banking clients including a number of Fortune 500 companies;

•	Over 400 engagements executed through the offshore-onsite global delivery model;

•	Average 20 years of functional experience; and

•	Pool of over 5,500 specialized resources and 5,000+ engineering years of experience.

Communications, Energy and Utilities

In this highly competitive and fast changing industry and regulatory environment, industry leaders in communication services constantly reinvent their business models to introduce game changing products and services in the market that change customer mindset, preference and behavior. It is essential for market leaders to establish their brand as the best in the market by turning demand into value and capitalizing on new types of connectivity through transformation of their business processes and information systems that make them flexible and nimble to launch and support new services continuously across multiple channels of communication. Agile business transformation, operational efficiency and innovation are the key revenue drivers for communications service providers. In this competitive landscape, we are helping our clients across the globe to enhance their agility and nimbleness to respond to business and regulatory changes, with a communication practice that blends industry knowledge, targeted services, technology and functional expertise with a proven global delivery model. We believe that it is imperative for clients to partner with an expert services firm, which can enable through a defined methodology, attainment of the desired state of their Operations and Business Support Systems. We have consistently established service benchmarks within the communications industry through on-time and under-budget delivery of technology solutions.

Energy benefits most from innovation and technology to overcome challenges of increasing energy supply from new frontiers and mitigating the environmental impacts of energy production and use. New field exploration and production and optimization across its value chain in down-stream operations, is critical to the success of an oil and gas company. Major business imperatives, like growth and diversification, faster exploration to production through advanced analytics at the oil head, excellence in “Health, Safety and Environment” practices using predictive analytics, and an optimized supply chain and realization of operational efficiencies, heavily depend on the alignment and management of resources, standardized and lean processes. Advent of new processes like horizontal drilling, hydraulic fracturing and advance simulation techniques, combined with increasing competition due to high demand and market prices for oil, have motivated market leaders to continuously invest in specialized business solutions and information management. Our core energy service offerings include business transformation solutions providing lower costs and enhanced service through improved governance and compliance, leveraging emerging technologies, technology integration, and collaboration with partners. We provide these solutions to such market leaders through iTOPS, which is specifically tailored for midstream and downstream organizations. We also provide market leading solutions with emerging technologies, which is specifically tailored for upstream organizations.

The utility industry which comprises of electricity, water and gas companies is the prime facilitator of basic necessities of every consumer around the globe. Consolidation, deregulation, energy efficiency, distributed load from renewable, smart grid and time-of-use metering initiatives, and new customer service demands affect the utilities industry on a daily basis. To maintain leadership and customer base, major utility companies are differentiating themselves by constantly looking at ways of enhancing customer experience while lowering operational costs, thereby increasing shareholder value. We have a rich experience in the utility domain, to manage the evolving trends in the IT industry to enable efficient and effective functioning of our clients’ companies. Our client engagements are aimed at achieving a mutual-benefit scenario wherein we not only address our clients’ business requirements but also mitigate their risk by aligning our revenue with business outcomes. Our core utility offerings include Strategic Grid Management Solutions, Enterprise Asset Management Solutions, Meter Data Management, Business Intelligence, Governance and Compliance related services and other managed services including Asset Rationalization.

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

Government Solutions

Our government solutions domain provides focused attention to our government customers, which is supported by our deep domain and global delivery expertise. Our government solutions focuses on our corporate expertise and depth of knowledge to deliver best practices to the U.S. government solutions, to help support clients in their mission. Our comprehensive portfolio of services includes enterprise resource planning, case management, business process outsourcing, verification and validation, application development and management, enterprise application solutions, infrastructure management, customer interaction services and BPO, product engineering services and business and technology consulting.

Our iTOPS approach enables government organizations to pay only for outputs, which are measurable outcomes, rather than inputs, which specifies on activities to get to a deliverable. Hence, this helps our clients by sharing the risks, reducing costs, and improving results. Our government solutions is a mentor in several mentor/protégé programs, including the GSA, veterans affairs and U.S. Department of Treasury.

Product and EngineeringSolutions

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

•	Decades of experience in Product Engineering for various OEMs, Tier-1 and Tier-2 companies;

•	iGATE Qzen™ methodologies to steer project management rigor;

•	Experienced technical architects and specialists for product and engineering assignments;

•	Engineering teams with specialized skill-sets and domain knowledge;

•	Investment in various tools and infrastructure; and

•	Robust IP security policy and IP protection framework.

Our Product and Engineering Solutions group brings vast experience in providing research and development, engineering services and product life cycle support in focused industry domains, namely:

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

Enterprise Mobility

Mobility and mobile devices have become a reality and an integral part of the business eco system. Real-time decisions and collaboration at the point of activity have become imperative for all organizations, and consumerization of mobile technologies is driving the adoption for these technologies in business environments for employees as well as customers. Enabling enterprise applications on mobile devices is not an easy task. With the increasing numbers of mobile platforms through various device manufacturers and increasing mobile workforce, the challenges are huge. Some of the challenges include, lack of clarity in adoption of an enterprise mobility roadmap, data security, usability, multiple data sources, mobile device management. We are continuously exploring and evaluating mobility technology options with a vision to help our customers leverage for business advantage, by building a capability around the same. We can help clients with our consulting framework based approach and domain expertise, development methodologies, expert teams, in depth understanding of the rapidly evolving technology, mobile application testing, warranty, support and maintenance. By leveraging our deep expertise, proven methods, frameworks, and multi-vendor alliances, we accelerate and lower the risk of transitioning our clients’ IT business process into mobile-enabled applications with defined return on investments and business benefits.

Cloud Services

Cloud computing is among the leading disruptive trends and strategic technologies of this decade that offers a new IT delivery model. Several recent new developments have made security, risk management and governance in the “Cloud” more manageable and hence opened up new options for enterprises that want to leverage the Cloud. Enterprises derive a host of benefits from a smart and consistent Cloud strategy. We help clients seek a smooth transformation to Cloud computing by addressing the various challenges they face.

We deliver end-to-end cloud computing services from consulting, architecture, design and implementation to management-monitoring. We offer cloud computing services by addressing issues such as: reducing capital expenditure, maximizing utilization of computing resources, reducing their management risks and complexity. By leveraging our deep expertise, proven methods, frameworks, and multi-vendor alliances, we accelerate, and lower the risk of, transitioning client’s IT to the best suited Cloud.

Embedded System Development

We offer a wide range of design, development and support services for embedded systems around all layers of technology and industry segments (including automation, consumer electronics, medical devices) throughout all the phases of the product lifecycle to product manufacturers to address their ever increasing needs. We have extensive experience from product development and maintenance to testing, and also offer services that help our clients bring their products to market much faster and more cost effectively. Our global delivery centers are equipped with embedded development labs and test environments to replicate our clients’ development and test environments as well as to simulate the real-time behavior of their systems.

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

We provide IT consulting services in areas such as IT transformation, strategic cost transformation, offshore advisory services, process consulting services, enterprise architecture services, model-based software process improvement, focused process solutions, quality management, customized solutions, ITIL process solutions, social and collaborative knowledge management, organizational change management and customer experience consulting services.

IT Governance

Our dedicated IT Governance Center of Excellence helps businesses to adopt effective IT governance strategies that will help them control, comply and align IT with business priorities. These strategies enable IT and the businesses to function in tandem as a cohesive unit that delivers real value to the organization. We provide solutions that conform to standards like SOX, BASEL II, using COBIT, ITIL, and PMI as the guiding principles while helping them to meet their objectives of IT governance and project portfolio management. Our project portfolio management and IT governance outsourcing solutions ensure the unlocking of real cost savings and innovation value delivery through establishing the integrative systems and incorporating best practices to enable optimal management of our customers’ IT portfolio.

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

We provide a suite of customized learning solutions comprised of corporate training, custom content development, and blended learning solutions. This provides our customers with competency development, smoother application rollouts, retention of application knowledge, trainer independent courses and effective user friendly documentation.

Competition

The IT and IT-enabled operations offshore outsourcing services industries are highly competitive and are served by numerous global, national, regional and local firms. Our primary competitors in the IT and IT-enabled outsourcing industry include IT outsourcing firms, consulting firms, systems integration-firms and general management consulting firms such as Tata Consultancy Services Limited, Cognizant Technology Solutions Corporation, Infosys Technologies Limited, Wipro Limited, HCL Technologies, Tech Mahindra, Genpact Limited, Syntel Inc.,WNS (Holdings) Limited, EXLService Holdings Inc., Mindtree Limited, and Hexaware Technologies Limited.

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

Competitive Strengths

We believe that we are well-positioned to capitalize on the following competitive strengths to achieve future growth:

Differentiated Business Model:

We are the first outsourcing solutions provider to offer fully integrated technology and operations structure with global service delivery. By integrating IT and BPO services, our approach enables a business model that encourages continual innovation in all areas of business transformation. We offer end-to-end converged solutions, and this integration runs through our entire sales and delivery organization. Our iTOPS Model ensures business process improvement integrated with technology solution optimization, leading to business effectiveness and enhanced cost advantage for our clients. Our business model aims to mitigate the inherent IT and common business risks of large projects and complex offshore practices and operations and more importantly transfers the risks to us. This differentiated business model offers various key benefits to our customers, which include, reduced risk from demand variation, technology, predictable results and costs, delivery of a truly variable cost structure to better manage their business and elimination of management and personnel overheads.

Commitment to Attracting and Retaining Top Talent:

Our strong corporate culture and work environments have received numerous awards, including “Asia’s Best Employer Brand Awards 2013” by Employer Branding Institute-India, World HRD Congress and Stars of the Industry Group. Our success depends in large part on our ability to attract, develop, motivate and retain highly skilled IT and IT-enabled service professionals. We recruit in a number of countries, including India, Canada, the United States, Sweden, Switzerland, Japan, Australia and the United Kingdom. Our employees are a valuable recruiting tool and are actively involved in referring new employees and screening candidates for new positions. We have a focused retention strategy and extensive training infrastructure. Our competency-driven work culture along with benchmarking employee engagement initiatives helps us deliver best practices and keeps us aligned with competitive organizations across the world.

Deep Industry Expertise:

Our full lifecycle project experiences cover numerous industry practices, having successfully met the stringent demands for many leading Fortune 1000 companies over the years. We offer specialized and effective solutions across various industry verticals including banking and financial services, insurance, life sciences, healthcare, manufacturing, retail and logistics, communications, energy and utilities, media and entertainment and product and engineering solutions. We understand the unique strategic and tactical challenges faced within each industry practice allowing us to optimize and differentiate our solutions. Our industry practices coupled with the business outcomes based model is high on impact and outcome and has the potential to redefine the way the industry conducts its business.

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

Breadth of Solutions:

We provide a comprehensive range of IT services, including application development and management, enterprise software and systems integration services, infrastructure management services, verification and validation, customer interaction services and BPO services, product engineering, cloud computing, business intelligence and data warehousing. Our knowledge and experience span across multiple computing platforms and technologies, which enable us to address a range of business needs and to function as a virtual extension of our clients’ IT departments. We offer a broad spectrum of services in select industry sectors, which we leverage to capitalize on opportunities throughout our clients’ organizations.

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

Leadership:

The efforts and abilities of our senior management team have contributed greatly to our success. Our senior management team includes well-known thought leaders in IT-enabled services and all members have significant experience with the onsite/offshore delivery model we employ.

Business Strategy

Our Strategy:

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

iGATE has introduced the “Pay for Results” paradigm which has become a game changer in the IT and BPO market. Through a blended strategy of offering tailored specifications to customers’ and market needs, outside-in perspective approach for problem solving and innovative business and technology platforms, we achieve desired results efficiently through rapid improvement and automation, resulting in reduced cycle times and costs over a period of time. Accountability for the aligned results requires us to continuously measure our progress against goals, thus enabling us to deliver significant benefits to our customers. Our business outcomes-driven solutions approach mitigates the inherent IT and common business risks of large projects and complex offshore practices and operations, by transferring the risks to us. Our business outcomes model provides key benefits to clients by reducing risk from demand variation and technology, delivering a truly variable cost structure to better manage their businesses. The model provides predictable results and costs, and eliminates management and personnel overheads. Our business outcomes-based pricing model is high on impact and high on outcome and has the potential to redefine the way the industry conducts business. We are missioned to change the rules, to deliver high-impact outcomes for a new technology-enabled world by focusing on the realization of tangible and measurable results, unlike traditional models which are driven by work, effort, time and manpower.

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

Expand Geographically and Build our Brand Globally

While our “iGATE” brand is an established and recognized brand in India, we intend to increase recognition of our brand elsewhere in our client markets. We seek to achieve this through targeted analyst outreach programs, trade shows, white papers, sponsorships, workshops, road shows, speaking engagements and global public relations management. We also intend to construct development centers in key strategic markets. We believe that a stronger brand will facilitate our ability to gain new clients in new geographies and to attract and retain talented professionals.

Our Partner Companies and Affiliates

We operate our business principally through our subsidiaries iGATE Technologies, Inc., a Pennsylvania Corporation (“iGATE Technologies”) and iGATE Global each of which are engaged in IT and IT-enabled operations. iGATE Global is a company incorporated in India under the Indian Companies Act, 1956.

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

Recent Developments

Mergers of iGATE Subsidiaries

Following the successful integration of our Company, we began the process of merging certain of our subsidiaries to simplify our corporate structure, increase operational efficiencies and reduce costs. On May 10, 2013, the High Court of Judicature at Mumbai approved the merger of iGATE Computer with iGATE Global with a retrospective date of April 01, 2012.

Following the merger of iGATE Computer with iGATE Global, the Board of Directors have further approved the “Scheme of Arrangement” for the merger of our Indian subsidiaries, iGATE Information Systems Private Limited (formerly known as Patni Telecom Solutions Private Limited) (“iISPL”) with iGATE Global.

Buy Back of iGATE Global’s Shares

On October 23, 2013, iGATE Global, filed a Scheme of Arrangement (“Scheme”), pursuant to Section 391 of the Companies Act 1956, India, with the High Court of Judicature at Mumbai, to rationalize its capital structure and accordingly purchase its equity shares to offer liquidity to minority shareholders, achieve an optimum capital structure and service equity more efficiently. According to the Scheme, iGATE Global may purchase up to a maximum of 33% of equity shares held by each of the shareholder for a consideration of INR 2,258 per share. The shareholders approved the Scheme in a Court Convened Meeting held on December 18, 2013. Upon the High Court approving the Scheme, the Company anticipates that the remaining minority shareholders would sell 33% of the equity shares held by them. Minority shareholders holding 1,000 or less shares can tender all of their shares for purchase by the Company.

Consummation of Term Loan

On November 22, 2013, Pan-Asia entered into a credit agreement (the “Credit Facility”) for a secured term loan facility with a consortium of banks. The Credit Facility has two components comprising of commitment amount of $270 million maturing 60 months from the utilization date of November 25, 2013, carrying an interest rate of LIBOR plus 325 basis points and $90 million maturing 9 months from the utilization date of November 25, 2013, carrying an interest of LIBOR plus 200 basis points. The credit facility will enable Pan-Asia to repay capital contribution to iGATE Technologies Inc. (“iTI”), a group company, which in turn will be applied to extinguish some of our existing debt in 2014.

Reportable Financial Segments

The Company’s Chief Executive Officer, who is also the Chief Operating Decision Maker, has recently regrouped the organization into vertical-based business units to bring in more industry knowledge and solutions, increase the depth and accountability to the business. However, the Company does not have discrete financial information as per the requirements of ASC 280 and as a result segment information is not presented.

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

Human Resources

As of December 31, 2013, we employed 29,733 non-unionized professionals (including 1,355 subcontractors), which consisted of 27,846 IT and IT-enabled service professionals and 1,887 individuals working in sales, recruiting, general and administrative roles.

As of December 31, 2013, of the 4,033 professionals working for us in the United States, 49.6% were working under H-1B temporary work permits.

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

Our revenue and gross margin depend significantly on general economic conditions and the demand for IT services in the markets in which we operate. Economic weakness and constrained IT spending has resulted, and may result in the future, in decreased revenue, gross margin, earnings and growth rates. A material portion of our revenues and profitability is derived from our clients in North America, Canada and Europe. Weakening in these markets as a result of high government deficits, credit downgrades or otherwise, could have a material adverse effect on our results of operations. Ongoing economic volatility and uncertainty affects our business in a number of other ways, including making it more difficult to accurately forecast client demand beyond the short term and effectively build our revenue and resource plans. Economic downturns also may lead to restructuring actions and associated expenses. Uncertainty about future economic conditions makes it difficult for us to forecast operating results and to make decisions about future investments. Delays or reductions in IT spending could have a material adverse effect on demand for our products and services, and consequently the results of operations, financial condition, cash flows and stock price.

Our operations and assets in India expose us to regulatory, economic, political and other uncertainties in India which could harm our business.

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

India has recently experienced political instability, natural disasters and terrorism which have emerged as the biggest risk. These risks have in turn impacted investment decisions and operations as they could lead to possible consequences in the form of loss of time, infrastructure, inventory and manpower along with the opportunity to invest in some other economies that are more rewarding. In the event that any of our business centers are affected by any such disasters, we may sustain damage to our operations and properties, suffer significant losses and be unable to complete our client engagements in a timely manner. In addition, companies may decline to contract with us for services in the light of these risks, because of more generalized concerns about relying on a service provider utilizing international resources that may be viewed as less stable than those provided domestically.

We are subject to significant influence over actions exercised by the Indian government which could have an adverse effect on our business sector. Such actions by the government could influence the functioning of our business both in long and short term. We have been provided significant tax incentives in the past, which includes among other things, tax holidays and favorable rules on foreign investment and repatriation. In addition, a change in laws, policies and regulations by the regulators including changes in industry or trade policies, budget amendments or a change in the government could require costly changes to the way we operate and remove any of the benefits realized by us which could have a material adverse effect on our business, results of operations and financial condition.

Our revenues are concentrated in a limited number of clients in a limited number of industries which are primarily located in the United States and Europe and our revenues may be reduced if these clients significantly decrease their IT spending.

Our revenues are highly dependent on clients primarily located in North America, as well as clients concentrated in certain industries. Economic slowdowns, changes in U.S. law and other restrictions or factors that affect the economic health of these industries may affect our business. In the year ended December 31, 2013, approximately 80.3% of our revenue was derived from customers located in the United States and Canada. We have in the past derived, and may in the future derive, a significant portion of our revenue from a relatively limited number of clients. Our five largest clients represented approximately 40%, 37% and 40% of revenues for the years ended December 31, 2013, 2012 and 2011, respectively. Consequently, if our top clients reduce or postpone their IT spending significantly, this may lower the demand for our services and negatively affect our revenues and profitability. Further, any significant decrease in the growth of the financial services or other industry segments on which we focus may reduce the demand for our services and negatively affect our revenues, profitability and cash flows.

Our client contracts, including those with our two largest customers, typically can be terminated without cause and with little or no notice or penalty, and contain other provisions which could negatively impact our revenues and profitability.

Our clients typically retain us through non-exclusive master service agreements (“MSA”). Most of our client project contracts, including those that are on a fixed-price and fixed-price service level agreement (“SLA”) basis can be terminated with or without cause, with zero to ninety days notice and without termination-related penalties. As a result, the termination of project contracts results in the loss of anticipated revenues and potential reduction in profit margins in subsequent periods.

Our MSAs typically do not include any commitment by our clients to give us a specific volume of business or future work and certain of our MSAs do not require the client to make payments for any services or work reasonably deemed unacceptable to the client. Our business is dependent on the decisions and actions of our clients, many of which are outside our control, which might result in the termination of a project or the loss of a client and the incurrence of penalties and liabilities as a result of such termination. Our clients may demand price reductions, change their outsourcing strategy by limiting the number of suppliers they use, moving more work in-house or to our competitors or replacing their existing software with packaged software supported by licensors. Any of these decisions or actions could adversely affect our revenues and profitability.

If we do not successfully implement our new organizational and operational strategies, our financial condition and results of operations could be adversely affected.

On September 16, 2013, Ashok Vemuri became our new President and CEO. He recently restructured the Company’s North American operations to decentralize decision-making, provide greater empowerment and stronger accountability for the performance of respective divisions, thereby driving focused growth through deeper development of capabilities with the imperatives of agility, speed and imagination. The design of our new strategies is based on certain assumptions regarding our business, markets, cost structures and customers. If our assumptions are incorrect, we may be unable to fully implement our new strategies and, even if fully implemented, our new strategies may not yield the benefits that we expect. If we are not able to effectively manage our new strategies, instead of resulting in growth for and enhanced value to the Company, our new strategies may cause us to experience operational issues and expose us to operational risks, each of which could have material adverse effects on our reputation, business, financial condition and results of operations. In addition, these new strategies have resulted, and could in the future result in, the loss of the key employees. The loss of the services of key personnel and the failure to hire suitable replacements could have a material adverse effect on our ability to implement the new strategies, financial condition and results of operations.

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

Continued pricing pressures may reduce our revenues.

We market our service offerings to large and medium-sized organizations. Generally, the pricing for the projects depends on the type of contract:

•	Time and Material Contracts — Contract payments are based on the number of consultant hours worked on the project.

•	Annual Maintenance Contracts (Fixed time frame) — Contracts with no stated deliverables and having a designated workforce, the pricing is based on fixed periodic payments.

•	Fixed Price Contracts — Contracts based upon deliverables and/or achieving of project milestones, pricing is based on a fixed price.

•	Transaction Price Based Contracts — Contracts payments are on per transaction basis.

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

Our clients may seek to reduce their dependence on India for outsourced IT services or take advantage of the services provided in countries with labor costs similar to or lower than India.

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

Our international operations subject us to exposure to foreign currency fluctuations.

We have international operations in twenty three countries and as we expand our international operations, more of our customers may pay us in foreign currencies. Transactions in currencies other than U.S. Dollars (“USD”) subject us to fluctuations in currency exchange rates. Accordingly, changes in exchange rates between the USD and other currencies could have a material adverse effect on our revenues and net income, which may in turn have a negative impact on our business, results of operations, financial condition and cash flows. The exchange rate between the USD and other currencies has changed substantially in recent years and may fluctuate in the future. We expect that a majority of our revenues will continue to be generated in USD for the foreseeable future and that a significant portion of our expenses, including personnel costs, as well as capital and operating expenditures, will continue to be denominated in other currencies such as INR, Canadian Dollars (“CAD”), Mexican Pesos, Australian Dollars, British Pounds (“GBP”), Euro, and Japanese Yen (“JPY”). The hedging strategies that we have implemented, or may in the future implement, to mitigate foreign currency exchange rate risks may not reduce or completely offset our exposure to foreign exchange rate fluctuations and may expose our business to unexpected market, operational and counterparty credit risks. Accordingly, we may incur losses from our use of foreign exchange derivate contracts that could have a material adverse effect on our business, results of operations and financial condition.

The Company is exposed to risk of loss and counterparty default risks relating to the cash and investment deposits and the hedges it enters into which could result in significant losses and harm to our business, results of operation and financial condition.

We have entered into arrangements with financial institutions that include cash and investment deposits, foreign exchange option contracts and forward contracts to mitigate foreign currency risk on Indian rupee denominated payments and monetary assets. As a result, we are subject to the risk that the counterparty to one or more of these arrangements will default, either voluntarily or involuntarily, on its performance under the terms of the arrangement. In times of market distress, we are subject to the risk that our counterparties could not make good on a transaction, but also to the risk that our counterparties’ counterparties’ might fail to live up to the terms of a transaction, increasing risk to our counterparties and thereby transmitting it back to us. This type of cross-firm connectivity has the ability to greatly magnify the systemic shocks of a significant default by any single firm. In such circumstances, we may be unable to take action to cover our exposure, either because we lack the contractual ability or because market conditions make it difficult to take effective action.

Our ability to generate cash depends on many factors beyond our control, and we may not be able to generate the cash required to service our debt.

Our ability to make payments on and refinance our indebtedness and to fund our operations will depend on our ability to generate cash in the future. Our historical financial results have been, and our future financial results are expected to be, subject to substantial fluctuations, and will depend upon general economic conditions and financial, competitive, legislative, regulatory and other factors that are beyond our control. If we are unable to meet our debt service obligations or fund our other liquidity needs, we may need to refinance all or a portion of our debt, before maturity, seek additional equity capital, reduce or delay scheduled expansions and capital expenditures or sell material assets or operations. We cannot assure you that we will be able to pay our debt or refinance it on commercially reasonable terms, or at all, or to fund our liquidity needs.

If for any reason we are unable to meet our debt service obligations, we would be in default under the terms of the agreements governing our outstanding debt. If such a default were to occur, the lenders under the Revolving Credit Facility, Term Loans and the Packing Credit Facility could elect to declare all amounts outstanding under the Revolving Credit Facility, Term Loans and the Packing Credit Facility, as applicable, immediately due and payable, and such lenders would not be obligated to continue to advance funds under the Revolving Credit Facility, Term Loans and the Packing Credit Facility, as applicable. If the amounts outstanding are accelerated, we cannot assure you that our assets will be sufficient to repay in full the money owed to the banks or to our debt holders.

The Indenture, the Term Loans, the Revolving Credit Facility and the Packing Credit Facility contain various covenants limiting the discretion of our management in operating our business and could prevent us from capitalizing on business opportunities and taking some corporate actions.

The Indenture, the Term Loans, the Revolving Credit Facility and the Packing Credit Facility impose significant operating and financial restrictions on us. These restrictions limit or restrict, among other things, our ability and the ability of our restricted subsidiaries to:

•	incur additional indebtedness;

•	make restricted payments (including paying dividends on, redeeming, repurchasing or retiring our capital stock);

•	make investments;

•	create liens;

•	sell assets;

•	enter into agreements restricting our subsidiaries’ ability to pay dividends, make loans or transfer assets to us;

•	engage in transactions with affiliates;

•	consolidate, merge or sell all or substantially all of our assets;

•	do acquisitions; and

•	enter into joint ventures.

A breach of any of the covenants contained in our Term Loans, Revolving Credit Facility and the Packing Credit Facility including our inability to comply with the financial covenants could result in an event of default there under, which would allow the lenders under the Term Loans, Revolving Credit Facility and the Packing Credit Facility, as applicable, to declare all borrowings outstanding to be due and payable, which would in turn trigger an event of default under the Indenture and, potentially, our other indebtedness. At maturity or in the event of an acceleration of payment obligations, we would likely be unable to pay our outstanding indebtedness with our cash and cash equivalents then on hand. We would, therefore, be required to seek alternative sources of funding, which may not be available on commercially reasonable terms, terms as favorable as our current agreements or at all, or face bankruptcy. If we are unable to refinance our indebtedness or find alternative means of financing our operations, we may be required to curtail our operations or take other actions that are inconsistent with our current business practices or strategy.

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

Our earnings may be adversely affected if we receive an adverse determination resulting from tax reviews of our operations.

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

We face intense competition from other service providers.

We operate in intensely competitive industries that experience rapid technological developments, changes in industry standards, and changes in customer requirements. The intensely competitive information technology, consulting and business process outsourcing professional services markets include a large number of participants and are subject to rapid change. These markets include participants from a variety of market segments, including:

•	systems integration firms;

•	contract programming companies;

•	application software companies;

•	internet solutions providers;

•	large or traditional consulting companies;

•	professional services groups of computer equipment companies; and

•	infrastructure management and outsourcing companies.

These markets also include numerous smaller local competitors in the various geographic markets in which we operate which may be able to provide services and solutions at lower costs or on terms more attractive to clients than we can. Our direct competitors include, among others, Tata Consultancy Services Limited, Cognizant Technology Solutions Corporation, Infosys Technologies Limited, Wipro Limited, HCL Technologies, Tech Mahindra, Genpact Limited, Syntel Inc.,WNS (Holdings) Limited, EXLService Holdings Inc., Mindtree Limited, and Hexaware Technologies Limited. Many of our competitors have significantly greater financial, technical and marketing resources and greater name recognition and, therefore, may be better able to compete for new work and skilled professionals. There is a risk that increased competition could put downward pressure on the prices we can charge for our services and on our operating margins. Similarly, if our competitors develop and implement methodologies that yield greater efficiency and productivity, they may be able to offer services similar to ours at lower prices without adversely affecting their profit margins. Even if our offerings address industry and client needs, our competitors may be more successful at selling their services. If we are unable to provide our clients with superior services and solutions at competitive prices or successfully market those services to current and prospective clients, our results of operations may suffer. Further, a client may choose to use its own internal resources rather than engage an outside firm to perform the types of services we provide. We cannot be certain that we will be able to sustain our current levels of profitability or growth in the face of competitive pressures, including competition for skilled technology professionals and pricing pressure from competitors employing an on-site/offshore business model.

In addition, we may face competition from companies that increase in size or scope as the result of strategic mergers or acquisitions. These transactions may include consolidation activity among hardware manufacturers, software companies and vendors, and service providers. The result of any such vertical integration may be greater integration of products and services that were once offered separately by independent vendors. Our access to such products and services may be reduced as a result of such an industry trend, which could adversely affect our competitive position. These types of events could have a variety of negative effects on our competitive position and our financial results, such as reducing our revenue, increasing our costs, lowering our gross margin percentage, and requiring us to recognize impairments on our assets.

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

Our common stock price is subject to significant volatility which may be affected by various factors, including maintaining effective internal controls.

Our common stock price has been and is likely to continue to be subject to significant volatility. A variety of factors could cause the common stock price to fluctuate, including factors such as our financial performance, general conditions in the IT industry or global economy, technological achievements by us and our competitors, the establishment of development or strategic relationships with other companies, strategic acquisitions, new customer orders and contracts, legal proceedings brought against the Company or its officers and significant changes in our senior management team. The market price of our securities could also be materially affected by the accuracy of our financial reporting which is dependent on the effectiveness of our internal controls. Internal control over financial reporting has inherent limitations, including human error, the possibility that controls could be circumvented or become inadequate because of changed circumstances, and fraud. These inherent limitations could lead to internal controls not preventing or detecting all misstatements or fraud, which could harm our reputation. In addition, the stock market in general, and the stock of IT companies, in particular, have, in recent years, experienced extreme price and volume fluctuations, which are often unrelated to the performance or condition of particular companies. Such broad market fluctuations, some of which are outside our control, could adversely affect the market price of our common stock.

Employment litigation could result in significant financial or reputational harm to us.

We are subject to possible claims by our employees alleging discrimination, sexual harassment, negligence and other similar activities by our employees and to possible claims alleging wrongful termination. In this regard, our former Chief Executive Officer and President has brought a suit challenging the basis for his termination. In the event that these or similar cases are decided against us, we could not only incur substantial liability but also experience an increase in similar suits and suffer reputational harm. We are unable to predict the financial outcome that could result from these matters at this time, and any views we form as to the viability of these claims or the financial exposure in which they could result, could change from time to time as the matters proceed through their course, as facts are established, and various judicial determinations are made. No assurance can be made that these matters will not result in significant financial or reputational harm to us. Further, the litigation process may utilize our cash resources and divert management’s attention from the day-to-day operations of our Company, all of which could harm our business.

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

We had experienced growth both organically and inorganically in our operations. The global economy is showing signs of recovery from the economic downturn experienced in 2008 and 2009, however, there is no guarantee that the growth will continue. This uncertainty places significant demands on our management, and our operational and financial infrastructure. If we do not effectively manage our growth, the quality of our services may suffer thereby negatively affecting our brand and operating results. Our anticipated expansion and growth in international markets heightens these risks as a result of the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute systems, regulatory systems and commercial infrastructures. To effectively manage this growth, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. These systems enhancements and improvements will require significant capital expenditures and management resources. Failure to implement these improvements could impact our ability to manage our growth, financial condition, results of operations and cash flow.

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

A significant number of organizations are attempting to migrate business applications to advanced technologies. As a result, our ability to remain competitive will be dependent on several factors, including our ability to develop, train and hire employees with skills in advanced technologies, breadth and depth of process and technology expertise, service quality, knowledge of industry, marketing and sales capabilities. Our failure to hire, train and retain employees with such skills could have a material adverse impact on our business. Our ability to remain competitive will also be dependent on our ability to design and implement, in a timely and cost- effective manner, effective transition strategies for clients moving to advanced architectures. Our failure to design and implement such transition strategies in a timely and cost-effective manner could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

In connection with the iGATE Computer Acquisition, we entered into the Viscaria Purchase Agreement, with Viscaria Limited, a company backed by funds advised by Apax Partners LLP and Apax Partners, L.P., pursuant to which we have sold to Viscaria Limited 330,000 shares of Series B Preferred Stock. As a result of this ownership, Viscaria Limited, among other things, has elected one of the directors to our Board of Directors and can increase it to two directors in the event that the size of our Board of Directors increases to 10 or more, and to veto certain actions, including rejecting proposed mergers or sales of all or substantially all of our assets. As of December 31, 2013, issued and outstanding Series B Preferred Stock would represent approximately 25.8% of the current voting power at a meeting of our stockholders. As of December 31, 2013, Viscaria also holds 1.5 million equity shares acquired in addition to the outstanding Series B Preferred Stock which would account for 27.7% of the current voting power.

The interests of Viscaria Limited and its affiliates may differ from our other stockholders in material respects. For example, Viscaria Limited may have an interest in pursuing acquisitions, divestitures, financings (including financings that are secured and senior to the notes) or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to other stockholders. Viscaria Limited or its affiliates or advisors are in the business of making or advising on investments in companies, and may from time to time in the future, acquire interests in, or provide advice to, businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. They may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. We should consider that the interests of these holders may differ from ours in material respects.

The shares of Series B Preferred Stock are senior obligations, rank prior to our common stock with respect to dividends, distributions and payments upon liquidation and have other terms, such as a put right and a mandatory conversion date, that could negatively impact the value of shares of our common stock.

We have issued $330 million of Series B Preferred Stock to Viscaria Limited. The rights of the holders of our Series B Preferred Stock with respect to dividends, distributions and payments upon liquidation rank senior to similar obligations to our common stock holders. Upon our liquidation or upon certain changes of control or upon mandatory conversion on the expiry of the term, the holders of our Series B Preferred Stock are entitled to receive, prior and in preference to any distribution to the holders of any other class of our equity securities, an amount equal to the greater of the outstanding principal plus all accrued and unpaid dividends on such Series B Preferred Stock (which cumulative dividends accrue at the rate of 8.00% per annum and compound quarterly) and the amount such holders would have received if such Series B Preferred Stock had been converted into common stock.

The terms of the Series B Preferred Stock provide rights to their holders that could negatively impact our Company. Subject to receiving necessary shareholder approvals, if any, under the rules of the NASDAQ, shares of our Series B Preferred Stock may be converted at any time at the option of the holder at an initial conversion price of $20.30 per share (which conversion price is subject to adjustment upon the occurrence of certain events). The Series B Preferred Stock holders have a put right that provides the holder the right to require us to purchase its shares of Series B Preferred Stock (for an amount equal to the outstanding principal plus accrued and unpaid dividends thereon) at the date that is six years after the latest applicable issuance date thereof (subject to extension in limited circumstances). This put right could expose us to a liquidity risk if we do not have sufficient cash resources at hand or are not able to find financing on sufficiently attractive terms to comply with our obligations to repurchase the Series B Preferred Stock upon exercise of such put rights.

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

Sunil Wadhwani and Ashok Trivedi, co-chairmen and the co-founders of iGATE, beneficially own approximately 35.7% of our outstanding common stock as of December 31, 2013, and therefore have significant influence in respect of matters requiring shareholder approval.

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

iGATE is committed to establish itself as climate responsible organization which conducts its business in a sustainable fashion so as to optimize resources and energy utilization. We ultimately wish to achieve carbon neutrality and position ourselves on a low carbon growth path. As the first step of preparing our action plan for climate change mitigation, we have undertaken a carbon footprint estimation study that determines the GHG inventory covering all of our facilities. In 2008, we began estimating our carbon footprint and GHG emissions. For 2008, our overall GHG inventory stood at 28,434 tCO2 and the GHG emission intensity was 4.23 tCO2/ employee. For the period of January, 2011 to June, 2012, our estimated carbon footprint stands at 1,17,417 tCO2 and carbon intensity stands at 3.29 tCO2/ employee. This represents a 22% decrease and may be attributable to the various GHG emission mitigations practices and energy efficiency improvement programs we adopted. The carbon foot print estimated study for the current reporting period is in process.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Information regarding the principal properties owned and leased by the Company and its subsidiaries as of December 31, 2013 is set forth below:

Location	Principal Use	Type	Approximate Square Footage
Fremont, California(Corporate Office)	Corporate headquarters, management administration, human resources, sales and marketing.	Lease	12,328
Pensacola, Florida	Development center	Lease	103,717
Elpaso, Texas	Development center	Lease	19,592
Sterling, Virginia	Development center	Lease	10,116
Cambridge, Massachusetts	Sales office	Lease	10,267
Iselin, New Jersey	Sales office	Lease	6,950
Bloomington, Illinois	Development center	Lease	6,200
Naperville, Illinois	Sales office	Lease	2,372
Bangalore, India	Offshore development center	Own	966,000
Bangalore, India	Training center	Lease	51,235
Chennai, India	Offshore development center	Own	230,000
Chennai, India	Offshore development center	Lease	119,796
Hyderabad, India	Offshore development center	Lease	231,439
Noida, India	Offshore development center	Own	355,000
Mumbai, India	Offshore development center	Own	564,684
Mumbai, India	Offshore development center	Lease	317,774
Pune, India	Offshore development center	Own	20,000
Pune, India	Offshore development center	Lease	295,750
Gandhinagar, India	Offshore development center	Lease	82,900
Ballarat, Australia	Offshore development center	Lease	3,786
Suzhou, China	Offshore development center	Lease	22,144
Ireland	Offshore development center	Lease	2,174
Guadalajara, Mexico	Offshore development center	Lease	10,176
Ontario, Canada	Sales office	Lease	8,008

We currently have capacity for approximately 30,708 professionals at these facilities. As of December 31, 2013, we were utilizing approximately 78% of our existing office space for our operations.

In addition to the properties listed above, the Company and its subsidiaries lease sales offices outside U.SA. in many IT services markets throughout the world. These locations allow the Company to respond quickly to the needs of our clients and to recruit qualified IT professionals in these markets.

ITEM 3.	LEGAL PROCEEDINGS

On December 2, 2013, the Company’s former Chief Executive Officer, filed a complaint against the Company before the Alameda County Superior Court of California seeking compensation for breach of contract, breach of the covenant of good faith, and fair dealing, various Labor Code violations, false promise, and defamation. The Company believes that it has valid defenses against this complaint and has filed a counter complaint on January 29, 2014.

The Company is also involved in other lawsuits and claims which arise in the ordinary course of business. Management believes that the ultimate outcome of these matters will not have a material adverse impact on its financial position, results of operations and cash flows.

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

	High	Low
2013
First Quarter	$19.89	$15.92
Second Quarter	23.62	13.98
Third Quarter	28.86	16.45
Fourth Quarter	$41.04	$22.63

2012
First Quarter	$18.65	$15.63
Second Quarter	19.97	15.65
Third Quarter	18.88	14.96
Fourth Quarter	$19.39	$14.67

On December 31, 2013, we had 89 registered holders of record of our common stock. We currently have no program regarding the repurchase of our common stock.

Dividends

Subsequent to the issuance of Series B Preferred Stock and so long as Viscaria Limited remains a shareholder of iGATE Series B Preferred Stock, the issuance of future dividends, except cash dividends payable to holders of the Company’s stock of up to 25% of the net income of the Company, will require the consent of a majority of the investor holders. In the event the Company declares or pays any dividend upon the Company’s common stock (in cash, securities or other property), other than a dividend payable solely in shares of common stock, the Company is required to declare and pay to the holders of the Series B Preferred Stock at the same time the dividends which would have been declared and paid with respect to the common stock issuable upon conversion (had all of the Series B Preferred Stock been immediately converted). While the Board of Directors may have the ability to declare dividends, subject to restrictions contained in the terms of our Senior Notes and Term loans, it is likely that cash from operations will be used for working capital and to service debt over the next few years.

For more information on the Series B Preferred Stock, Term Loans and the Senior Notes, please refer to Note 3 Series B Preferred Stock, Note 4, Borrowings and Note 5, Senior Notes to our audited consolidated financial statements included elsewhere in this Form 10-K.

ITEM 6.	SELECTED FINANCIAL DATA

	Year ended December 31,
	2013	2012	2011(1)	2010	2009
	(in thousands, except per share data)
Income Statement Data:
Revenues	$1,150,925	$1,073,930	$779,646	$280,597	$193,099
Gross margin	452,693	424,120	296,142	112,691	75,406
Income from operations	227,243	206,267	105,910	53,008	32,391
Other (expense) income, net	(47,033)	(75,359)	(21,638)	4,686	(3,231)

Income before income taxes	180,210	130,908	84,272	57,694	29,160
Income tax expense	50,229	30,599	24,218	5,939	585

Net income	129,981	100,309	60,054	51,755	28,575
Less: Net income attributable to non-controlling interest	209	4,476	8,586	—	—

Net income attributable to iGATE Corporation	129,772	95,833	51,468	51,755	28,575
Accretion to preferred stock	494	404	302	—	—
Preferred dividend	31,403	29,047	22,147	—	—

Net income attributable to iGATE Corporation common shareholders	$97,875	$66,382	$29,019	$51,755	$28,575

Net earnings — Basic attributable to iGATE	$1.25	$0.87	$0.39	$0.92	$0.52

Net earnings — Diluted attributable to iGATE	$1.21	$0.85	$0.38	$0.90	$0.51

Weighted average common shares, basic	58,038	57,228	56,740	56,055	55,114

Weighted average common shares, diluted	59,830	58,821	57,943	57,394	55,951

Cash dividends declared per share	$—	$—	$—	$0.26	$0.11

Balance Sheet Data:
Cash and cash equivalents	$204,836	$95,155	$75,440	$67,924	$29,565
Restricted cash(2)	360,000	3,072	—	—	—
Short-term investments	181,401	510,816	354,528	71,915	67,192
Working capital(3)	353,380	611,818	442,399	147,678	104,112
Total assets	1,898,722	1,876,079	1,714,849	305,043	228,160
Long-term obligations	3,532	3,265	4,610	1,251	1,035
Senior Notes(2)	410,000	770,000	770,000	—	—
Term loans(2)	270,000	263,500	—	—	—
Total liabilities	1,411,818	1,397,680	1,111,647	56,987	36,842
Redeemable Non-controlling interest	—	32,422	—	—	—
Non-controlling interest	4,875	—	177,183	—	—
iGATE shareholders’ equity	$71,658	$67,503	$76,996	$248,056	$191,318

(1)	On May 12, 2011, the Company acquired iGATE Computer and the selected financial information for the year 2011 includes iGATE Computer results for the period from May 16, 2011 through December 31, 2011.
(2)	The Company took a term loan of $360 million from a consortium of banks to repay a portion of Senior Notes and recorded $90 million of the term loan as current liability. Accordingly, Senior Notes of $360 million is reclassified into current liabilities and corresponding amount is recorded as restricted cash of $360 million.
(3)	Working capital represents current assets less current liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and should also be read in conjunction with the disclosures and information contained in “Disclosure Regarding Forward-Looking Statements” and “Risk Factors” in this Annual Report on Form 10-K. Our future results are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “endeavors,” “strives,” “may,” variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified under “Part I, Item 1A. Risk Factors,” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason. We use the terms “iGATE,” “we,” the “Company,” “our” and “us” in this report to refer to iGATE Corporation and its subsidiaries. All references to years, unless otherwise noted, refer to our fiscal year, which ends as of December 31. For example, a reference to “fiscal 2013” means the 12-month period that ended as of December 31, 2013. All references to quarters, unless otherwise noted, refer to the quarters of our fiscal year. All references made to iGATE Computer Systems Limited (“iGATE Computer”) refers to the merged entity with iGATE Global Solutions Limited (“iGATE Global”).

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

From time to time we have pursued strategic and targeted acquisitions, intended to enhance and add to our offerings of services and solutions, or enable us to expand in certain geographic and other markets. On May 12, 2011, we completed our largest acquisition to date, and acquired a majority stake in iGATE Computer, formerly known as Patni Computer Systems Limited. The iGATE Computer Acquisition was valued at $1.24 billion. iGATE Computer provided multiple service offerings to its clients across various industries including banking and insurance; manufacturing, retail and distribution; life sciences; product engineering; communications, media and entertainment and utilities. These service offerings include application development and maintenance, enterprise software and systems integration services, business and technology consulting, product engineering services, infrastructure management services, customer interaction services, BPO, quality assurance and engineering services. The iGATE Computer Acquisition enabled us to enhance our offerings of services and solutions and facilitated the expansion of our geographic and industry penetration.

Our strong presence in banking and financial services combined with iGATE Computer’s strength in verticals like manufacturing, product engineering and insurance helped us create a new go-to-market position. Key synergies from the iGATE Computer Acquisition included increased access to global customers, scale, leadership strength and engineering depth, and greater opportunities to seek our larger transactions across additional business verticals, improve efficiencies in operations and delivery services and enhance economies of scale from consolidation of shared services. We believe that our strategy of a global delivery model, combined with the iGATE Computer Acquisition, positioned us well to provide a greater breadth of services, expertise and solutions in addressing market needs and opportunities.

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

Our Strategic Objectives

We have introduced the “Pay for Results” paradigm which has had a significant impact in the IT and BPO market. Our Business Outcomes-driven solutions approach mitigates the inherent IT and common business risks of our clients’ large projects and complex offshore practices and operations, by transferring the risks to us. This model provides key benefits to clients by reducing risk from demand variation, technology, delivering a truly variable cost structure to better manage their businesses, providing predictable results and costs, and eliminating management and personnel overheads. We intend to become the leading provider of iTOPS services by strengthening and broadening our industry expertise, service lines, optimizing and expanding delivery capability. We also intend to expand geographically and build our brand globally. Our global delivery model allows us to offer varied and complex IT-enabled services to our customers across multiple locations. Our commitment to operational excellence and varied adopted practices has created highly skilled global resource teams which are capable of addressing challenges across all time cycles and zones. We believe our model is adaptable to meet changing market demands and needs of our customers. Our model is linked to business transformation for customers and meant to exceed their expectations on quality, cycle time and cost and is closely intervened with our organizational excellence philosophy and has been acknowledged with improved results and performance metrics. In December 2013, we regrouped the organization into vertical based units which would help us enhance industry knowledge and solutions, move us closer to our customers and increase the overall depth and accountability to our business.

Economic Trends and Outlook

According to Gartner Inc. (Source: Gartner Forecast Alert: IT Spending, Worldwide, 4Q13 Update, ID Number: G00259314), an IT research and advisory company, the IT Services industry worldwide IT spending is forecasted to total $963 billion in 2014, a 4.4 % increase from 2013 spending of nearly $922 billion.

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

The global economic recovery continues and modest growth in IT spending is expected. However, uncertainties surrounding the prospects for an upturn in global economic growth remain major hindrances to IT growth. This uncertainty has caused pessimistic business and consumer sentiment throughout the world. The economy is experiencing a reduction in IT outsourcing specifically in collocation, hosting and data center outsourcing. The industry is aggressively pursuing innovations, by increasingly planning growth around cloud computing services, that it expects to stimulate demand beyond such modest growth. Besides organic growth, industry players are also aggressively pursuing mergers and acquisitions to stimulate growth. We believe that our business model is somewhat diversified, both geographically and operationally as we serve both IT and IT-enabled solutions. We believe our strategy of a global delivery model positions us well to provide a greater breadth of services, expertise and solutions in catering to market needs and opportunities.

Recent Events Impacting Future Operations

Mergers of iGATE Subsidiaries

Following the successful integration of our Company, we began the process of merging certain of our subsidiaries to simplify our corporate structure, increase operational efficiencies and reduce costs. On May 10, 2013, the High Court of Judicature at Mumbai approved the merger of iGATE Computer with iGATE Global with a retrospective date of April 01, 2012.

Following the merger of iGATE Computer with iGATE Global, the Board of Directors have further approved the “Scheme of Arrangement” for the merger of our Indian subsidiaries, iGATE Information Systems Private Limited (formerly known as Patni Telecom Solutions Private Limited) (“iISPL”) with iGATE Global.

Buy Back of iGATE Global’s Shares

On October 23, 2013, iGATE Global, filed a Scheme of Arrangement (“Scheme”), pursuant to Section 391 of the Companies Act 1956, India, with the High Court of Judicature at Mumbai, to rationalize its capital structure and accordingly purchase its equity shares to offer liquidity to minority shareholders, achieve an optimum capital structure and service equity more efficiently. According to the Scheme, iGATE Global may purchase up to a maximum of 33% of equity shares held by each of the shareholder for a consideration of INR 2,258 per share. The shareholders approved the Scheme in a Court Convened Meeting held on December 18, 2013. Upon the High Court approving the Scheme, the Company anticipates that the remaining minority shareholders would sell 33% of the equity shares held by them. Minority shareholders holding 1,000 or less shares can tender all of their shares for purchase by the Company.

Consummation of Term Loan

On November 22, 2013, Pan-Asia entered into a credit agreement (the “Credit Facility”) for a secured term loan facility with a consortium of banks. The Credit Facility has two components comprising of commitment amount of $270 million maturing 60 months from the utilization date of November 25, 2013, carrying an interest rate of LIBOR plus 325 basis points and $90 million maturing 9 months from the utilization date of November 25, 2013, carrying an interest of LIBOR plus 200 basis points. The credit facility will enable Pan-Asia to repay a capital contribution to iTI, a group company, which in turn will be applied to extinguish some of our existing debt in 2014.

Critical Accounting Policies and Estimates

The following explains our most critical accounting policies and estimates. See Note 1 to our audited consolidated financial statements set forth on pages 71 to 80 of this Form 10-K for a complete description of our significant accounting policies.

Revenue Recognition

Revenue is recognized when there is persuasive evidence of a contractual arrangement with customers, services have been rendered, the fee is fixed or determinable and collectability is reasonably assured. The Company has concluded that it has persuasive evidence of an arrangement when it enters into an agreement with its clients with terms and conditions which describe the services and the related payments are legally enforceable. When the terms of the agreement specify service level parameters that must be met, the Company monitors such service level parameters and recognizes revenues based on the levels achieved net of applicable taxes and includes reimbursements of out-of-pocket expenses, with the corresponding cost for out-of-pocket expenses included in cost of revenue. Multiple contracts with a single counterparty are accounted for as separate arrangements.

The services are provided either on a fixed price, fixed time frame, time and material basis and based on transaction price. Revenue with respect to time-and-material contracts is recognized as the related services are performed. Time-and-material contracts typically bill at an agreed upon hourly or daily rate. The Company’s fixed time frame contracts include application maintenance and support services, on which revenue is recognized ratably over the term of maintenance. Revenues related to fixed-price contracts that provide for complex information technology application development services are recognized as the services are performed using the percentage of completion method with input (cost to cost) method while contracts that do not provide for highly complex information technology development services are recognized as the services are performed using proportional performance basis with input (efforts expended) method. The Company considers the input method the best available measure of progress on these contracts as there is a direct relationship between input and the services delivered. Costs are recorded as incurred over the contract period. Provisions for estimated losses, if any, on uncompleted contracts are recorded in the period in which such losses become probable based on the current contract estimates. Revenues from transaction-priced contracts are recognized based on rendering of the services as per the terms of the contract.

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

Intangible Assets

As of December 31, 2013, the definite lived intangible assets were predominantly comprised of customer relationship and intellectual property rights arising from the iGATE Computer Acquisition which are of material value to us. Customer contracts and relationships refer to forecast revenues from existing customers from whom there is a readily identifiable income stream as at the valuation date, as a result of established business relationships with them. We have estimated the fair value of customer contracts and relationships based on the Excess Earnings Method under the Income Approach.

The excess earnings method is predicted on the basis that the value of an intangible asset is the present value of the earnings it generates, net of a reasonable return on other assets also contributing to that stream of earnings. The main steps under this method are:

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

Income Taxes

Determining the consolidated provision for income tax expense, income tax liabilities and deferred tax assets and liabilities involves judgment. As a global company, we calculate and provide for income taxes in each of the tax jurisdictions in which we operate. This involves estimating current tax exposures in each jurisdiction as well as making judgments regarding the recoverability of deferred tax assets. Tax exposures can involve complex issues and may require an extended period to resolve. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and adjust the valuation allowances accordingly. We consider future market growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate and prudent and feasible tax planning strategies in determining the need for a valuation allowance. In the event we were to determine that it is more likely than not that we will be unable to realize all or part of our deferred tax assets in the future, we would increase the valuation allowance and recognize a corresponding charge to earnings or other comprehensive income in the period in which we make such a determination. Likewise, if we later determine that we are more likely than not to realize the deferred tax assets, we would reverse the applicable portion of the previously recognized valuation allowance. In order for us to realize our deferred tax assets, we must be able to generate sufficient taxable income in the tax jurisdictions in which the deferred tax assets are located.

The tax returns are routinely audited and settlements of issues raised in these audits may sometimes affect the tax expense. Determining the income tax expense for these potential settlements and recording the related effects requires management judgments estimates and application of tax laws in various jurisdictions. Accordingly, our income tax expense includes amounts intended to satisfy income tax assessments that may result from these challenges. The amounts ultimately paid upon resolution of audits could be materially different from the amounts previously included in our income tax expense. Thus the accrual for uncertain tax positions is attributable primarily to uncertainties concerning the tax treatment in domestic and various foreign jurisdictions.

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

As part of hedge strategy, the Company also enters into foreign exchange derivative contracts which are replaced with successive new contracts up to the period in which the forecasted transaction is expected to occur i.e. (roll-over hedges). In case of rollover hedges, the hedge effectiveness is assessed based on changes in fair value to the extent of changes in spot prices and recorded in accumulated other comprehensive income (loss) until the hedged transactions occur and upon such occurrence gain or loss is reclassified to earnings in the consolidated statements of income. Accordingly, the changes in the fair value of the contract related to the changes in the difference between the spot price and the forward price (i.e. forward premium/discount) are excluded from assessment of hedge effectiveness and is recognized in consolidated statements of income and are included in foreign exchange gain (loss).

In respect of foreign exchange derivative contracts which hedge the foreign currency risk associated with both the anticipated sales transaction and the collection thereof (dual purpose hedges) the hedge effectiveness is assessed based on overall changes in fair value with the effective portion of gains or losses included in accumulated other comprehensive income (loss). The effective portion of gain or loss attributable to forecasted sales are reclassified from accumulated other comprehensive income (loss) and recognized in consolidated statements of income when the sales transaction occurs. Post the date of sales transaction, the Company reclassifies an amount from accumulated other comprehensive income (loss) to earnings to offset foreign currency translation gain (loss) recorded for the respective receivable during the period. In addition, the Company determines the amount of cost to be ascribed to each period of the hedging relationship based on the functional currency interest rate implicit in the hedging relationship and recognizes this cost by reclassifying it from accumulated other comprehensive income (loss) to consolidated statements of income for recognized receivables based on the pro rata method.

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

Stock-based compensation

FASB ASC Topic 718, “Accounting for Stock - Based Compensation”, requires all stock based payments, including grants of stock options, restricted stock units and employee stock purchase rights, to be recognized in our financial statements based on their respective grant date fair values. Under this standard, the fair value of each employee stock option and employee stock purchase right is estimated on the date of grant using an option pricing model that meets certain requirements.

We currently use the Black-Scholes option pricing model to estimate the fair value of our stock based payments. The determination of the fair value of stock based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We estimate the expected volatility of our stock options at grant date based on the historical traded prices of our stock as the expected volatility assumption required in the Black-Scholes model. The expected life of the stock options is based on historical and other data including life of the option and vesting period.

The risk-free interest rate assumption is the implied yield currently available on zero-coupon government issues with a remaining term equal to the expected term. The dividend yield assumption is based on our history and expectation of dividend payouts.

We evaluate the key assumptions such as volatility and expected term used to value stock-based awards on a periodic basis. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. To the extent that we grant additional equity securities to employees or we assume unvested securities in connection with any acquisitions, our stock-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants or acquisitions. We also issue performance based restricted awards to certain employees which will vest based on the terms of the agreement and the cost is recognized if it is probable that the specified performance goals will be attained. The measurement of the value of such awards is based on the historical and expected results and adjusted each period based on our most recent forecasts.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant items subject to such estimates and assumptions include the useful lives of property and equipment, carrying amount of property and equipment, intangibles and goodwill, valuation allowance for receivables and deferred tax assets, valuation of derivative instruments, valuation of stock based compensation, assets and obligations related to employee benefits, income tax uncertainties and other contingencies and commitments. Management believes that the estimates used in the preparation of the consolidated financial statements are prudent and reasonable. Although these estimates are based upon management’s best knowledge of current events and actions, actual results could differ from these estimates.

Presentation of Supplemental Non-GAAP Financial Measures

In this management’s discussion and analysis, we use supplemental non-GAAP financial measures as defined by the Securities and Exchange Commission. These non-GAAP measures are not in accordance with, or an alternative for measures prepared in accordance with, U.S. GAAP and may be different from non-GAAP measures used by other companies. In addition, these non-GAAP measures are not based on any comprehensive set of accounting rules or principles. Reconciliations of these non-GAAP measures to their comparable GAAP measures are included in the financial tables set forth on pages 51 to 55 of this Form 10-K.

Results of Operations from Continuing Operations for the Year Ended December 31, 2013 as Compared to the Year Ended December 31, 2012 and 2011 (in thousands):

	Year Ended December 31,						% change of amount from comparable period
	2013	% of Revenue	2012	% of Revenue	2011	% of Revenue	2013	2012

Revenues	$1,150,925	100.0%	$1,073,930	100.0%	$779,646	100.0%	7.2%	37.7%
Cost of revenues(a)	698,232	60.7	649,810	60.5	483,504	62.0	7.5	34.4

Gross margin	452,693	39.3	424,120	39.5	296,142	38.0	6.7	43.2
Selling, general and administrative expense	190,261	16.5	171,471	16.0	151,497	19.4	11.0	13.2
Depreciation and amortization	35,189	3.1	46,382	4.3	38,735	5.0	(24.1)	19.7

Income from operations	227,243	19.7	206,267	19.2	105,910	13.6	10.1	94.8
Interest expense	(87,579)	(7.6)	(83,766)	(7.8)	(50,608)	(6.5)	4.6	65.5
Foreign exchange gain (loss), net	(4,099)	(0.4)	(20,084)	(1.9)	13,076	1.7	(79.6)	(253.6)
Other income, net	44,645	3.9	28,491	2.7	15,894	2.0	56.7	79.3

Income before income taxes	180,210	15.7	130,908	12.2	84,272	10.8	37.7	55.3
Income tax expense(b)	50,229	4.3	30,599	2.9	24,218	3.1	(b )	(b )

Net income	129,981	11.3	100,309	9.3	60,054	7.7	29.6	67.0
Non-controlling interest	209	(c )	4,476	0.4	8,586	1.1	(95.3)	(47.9)

Net income attributable to iGATE Corporation	129,772	11.3	95,833	8.9	51,468	6.6	35.5	86.2
Accretion to preferred stock(c)	494	(c )	404	(c )	302	(c )	22.3	33.8
Preferred dividend	31,403	2.7	29,047	2.7	22,147	2.8	8.1	31.2

Net income attributable to iGATE common shareholders	$97,875	8.5%	$66,382	6.2%	$29,019	3.7%	47.4%	128.8%

(a)	Cost of revenues is exclusive of depreciation and amortization.
(b)	As the effective tax rate is a better comparable measure, the percent change from comparable period is not computed.
(c)	The percent is insignificant

Note: iGATE Computer (now merged with iGATE Global), results are consolidated for a period of 231 days with effect from May 15, 2011 for the year ended December 31, 2011 as compared to the full period for the year ended December 31, 2012 and 2013. This accounts for the major variances in the comparison of results for the year end of December 31, 2012 with 2011.

Revenues

Revenues for the year ended December 31, 2013 increased by 7.2%, as compared to the year ended December 31, 2012. The increase is directly attributable to the combination of increased business with our recurring customers by 6.7% and business with new customers by 2.1%, which was partly offset by the cessation of business with certain existing customers resulting from streamlining our customer list to focus on long term strategic customers by 0.8%. In addition, the strengthening of the U.S. dollar (“USD”) during the year ended December 31, 2013 as compared to the corresponding period in the previous year against the CAD, GBP, JPY, AUD and INR adversely impacted our revenues by 0.8%.

Revenues for the year ended December 31, 2012 increased by 37.7%, as compared to the year ended December 31, 2011. Our revenue increase for the period presented is directly attributable to the acquisition of iGATE Computer and a combination of increased business with our recurring customers and business with new customers which was partly offset by the cessation of business with certain existing customers resulting from streamlining our customer list to focus on long term strategic customers. Revenues increased due to the addition of iGATE Computer revenues by 35.8%, recurring customers by 1.3% and new customers by 1.6% and were partly offset by the cessation of business with some of our existing customers by 1.0%.

Our top five customers accounted for 40%, 37% and 40% of the revenues for the year ended December 31, 2013, 2012 and 2011, respectively. We continue to derive a significant portion of our revenues from our customers located in the United States and Canada, which constitutes about 80.3% of revenue for the year ended December 31, 2013.

Revenues by Geography

The following table presents our consolidated domestic and international revenues as a percentage of consolidated revenues based on the location of the customer (in thousands):

	For the year ended December 31,
	2013		2012		2011
	Amount	%	Amount	%	Amount	%
Revenues:
United States	$802,147	69.7	$758,040	70.6	$514,576	66.0
Canada	122,169	10.6	104,012	9.7	114,509	14.7
EMEA(1)	155,521	13.5	142,473	13.3	98,384	12.6
Asia Pacific	71,088	6.2	69,405	6.4	52,177	6.7

Total revenues	$1,150,925	100	$1,073,930	100	$779,646	100

(1)	Comprises Europe, Middle East and African countries.

Gross margin

Our gross margin percentage (gross margin as percentage of revenues) was 39.3% for the year ended December 31, 2013 as compared to 39.5% for the year ended December 31, 2012. The details of gross margin is as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Gross Margin Metrics:
Revenue	$1,150,925	$1,073,930	$779,646
Cost of revenues:
Direct salary costs	582,390	545,007	392,641
Direct travel costs	37,123	35,745	24,878
Direct other costs	78,719	69,058	65,985

Gross Margin	$452,693	$424,120	$296,142

As we conduct business through our globally integrated onsite and offshore delivery locations, primarily in India, the strengthening or weakening of the USD against other currencies, has a direct effect on our costs by reducing or increasing the cost of our services in offshore delivery centers which impacts our profitability.

During the current year, the decrease in gross margin percentage was directly attributable to the adverse impact of increase in salaries, performance incentives and other costs directly associated with billable professionals, including payroll taxes by 1.9% which was offset by favorable movement of the USD against the INR impacting our gross margin by 1.0%, favorable impact of decrease in immigration costs, including visa fees by 0.2% and better utilization by 0.5%.

Our Gross Margin percentage was 39.5% for the year ended December 31, 2012 as compared to 38.0% for the year ended December 31, 2011.

The increase in the Gross Margin percentage during the year ended December 31, 2012 was primarily due to increase in revenue and favorable movement of the USD against the INR as compared to the year ended December 31, 2011. This resulted in a lower cost of revenues in dollar terms yielding a higher gross margin by 3.6% which was partly offset by the adverse impact of currency movement on revenues by 0.5% and an increase in salaries due to full year impact of the acquisition of iGATE Computer on our employee’s average billable headcount.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) include all costs including rent costs that are not directly associated with revenue-generating activities. These include employee costs, corporate costs and facilities costs. Employee costs include selling, marketing and administrative salaries and related employee benefits, travel, recruiting and training costs. Corporate costs include costs such as delisting and reorganization costs, legal, accounting and outside consulting fees. Facilities costs primarily include rent and communications costs. The SG&A expense details are as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Employee costs	$99,467	$88,734	$83,751
Corporate costs:
- Marketing costs	7,167	6,558	5,684
- Legal costs	8,528	3,299	2,105
- Other corporate costs	27,901	26,330	27,403

Total Corporate costs	43,596	36,187	35,192
Facility costs	47,198	46,550	32,554

Selling, general and administrative expenses	$190,261	$171,471	$151,497

Selling, general and administrative expenses for the year ended December 31, 2013 increased by $18.8 million as compared to the year ended December 31, 2012 and the expenses increased by $20.0 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011. Movements in the foreign exchange rates favorably impacted our selling, general and administrative expenses by $8.5 million for the year ended December 31, 2013, as compared to the year ended December 31, 2012 and by $11.2 million for the year ended December 31, 2012, as compared to year ended December 31, 2011.

Employee costs increased by $10.7 million for the year ended December 31, 2013, as compared to the year ended December 31, 2012, resulting from an increase due to salary costs of $5.8 million, bonus provision of $2.3 million, employee stock-based compensation expenses of $0.3 million and travel and staff welfare expenses of $2.3 million.

Our corporate costs increased by $7.4 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012. Marketing costs were increased due to the additional promotional activities of $0.6 million. Legal costs were increased by $5.2 million primarily due to increased professional fees of

$2.7 million and the Company also settled a claim of $2.5 million brought against us by an employee. Other corporate costs increased by $1.6 million mainly due to merger and reorganization expenses of $5.9 million incurred in connection with implementation of structural changes during the second quarter of 2013, bank charges of $0.2 million and subscriptions of $0.7 million, professional and accounting fees of $0.7 million which were partly offset by a decrease in delisting expenses of $4.9 million which were incurred during 2012 arising out of delisting of iGATE Computer from the records of Indian Stock Exchanges, indirect taxes and director fees of $0.8 million and bad debts of $1.1 million.

Facilities costs increased by $0.7 million for the year ended December 31, 2013, due to increases in repairs and maintenance, house-keeping and security charges by $2.3 million, rent and electricity by $0.3 million and decreases in communication related expenses by $1.9 million.

SG&A costs increased for the year ended December 31, 2012 as compared to December 31, 2011, mainly due to the iGATE Computer Acquisition which accounted for a full twelve months as compared to seven and half months in 2011. Employee costs increased by $5.0 million for the year ended December 31, 2012, as compared to the year ended December 31, 2011, resulting from an increase in salaries, overhead expenses and benefits of $8.1 million and travel expenses by $3.4 million. The increase in salaries was mainly due to the iGATE Computer Acquisition and an increase in our average employee headcount by 221, which was partly offset by a decrease in bonus provision of $5.6 million, employee stock based compensation cost provision of $0.2 million and staff welfare expenses of $0.7 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011.

Our corporate costs increased by $1.0 million for the year ended December 31, 2012 as compared to December 31, 2011, mainly due to $4.0 million of expenses incurred during 2012 due to delisting iGATE Computer from the records of Indian stock exchanges, an increase in accounting and professional fees of $3.1 million, reorganization expenses of $1.5 million incurred in connection with implementation of structural changes simplifying our corporate structure and legal fees of $1.2 million, marketing expenses of $0.9 million, other costs of $0.8 million, bad debt and taxes of $0.6 million and recruitment expenses of $0.6 million. These increases were offset by $10.9 million of acquisition costs incurred during the year ended December 31, 2011, reduction of director fees by $0.6 million and bank charges by $0.2 million.

Facilities costs increased by $14.0 million for the year ended December 31, 2012, due to an increase in insurance and maintenance costs of $6.5 million, communication related expenses of $3.8 million, rent expenses of $1.9 million and electricity charges of $1.8 million.

Depreciation and amortization costs

Depreciation and amortization costs for the year ended December 31, 2013 were 3.1% of revenue, as compared to 4.3% of revenue for the year ended December 31, 2012 representing a decrease of $11.2 million. Depreciation and amortization costs decreased mainly due to the full depreciation in the second quarter of 2012 of certain depreciable assets attributable to the acquisition of iGATE Computer with a one year useful life, the expiration of the useful life of certain assets and the favorable impact of the strengthening of the USD against the INR.

Depreciation and amortization costs for the year ended December 31, 2012 were 4.3% of revenue, as compared to 5.0% of revenue for the year ended December 31, 2011 representing an increase of $7.6 million. Depreciation and amortization costs increased mainly due to the acquisition of iGATE Computer, which accounted for a full twelve months for the year ended December 31, 2012 as compared to seven and half months in 2011, and an increase on account of additional assets purchased during 2012. The increase was partly offset by the full depreciation in the second quarter of 2012 of certain depreciable assets attributable to the acquisition of iGATE Computer with a one year useful life.

Operating income

Our operating margin (operating income as a percentage of revenue) was 19.7% for the year ended December 31, 2013, as compared to 19.2% for the year ended December 31, 2012. This increase was mainly due to a higher gross margin in absolute terms, lower depreciation which was offset by an increase in selling, general and administrative expense.

Our operating income percentage was 19.2% for the year ended December 31, 2012, as compared to 13.6% for the year ended December 31, 2011. This increase was mainly due to our increased gross margin which was partly offset by increased SG&A expenses and depreciation and amortization.

Interest expense

Interest expenses were 7.6%, 7.8% and 6.5% of revenues for the year ended December 31, 2013, 2012 and 2011, respectively. The details of interest expense is as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Interest on Senior Notes (including amortization of debt issuance costs)	$75,718	$75,090	$50,240
Interest expense on line of credit and term loans (including amortization of debt issuance costs)	12,283	7,835	673
Reversal of interest related to unrecognized tax position	(762)	—	—
Other interest charges	340	841	(305)

	$87,579	$83,766	$50,608

The increase of $3.8 million of interest expense during 2013 was primarily due to $4.04 million of debt cost which was charged to earnings as a result of early repayment of term loan facilities during the second and fourth quarter of 2013. The increase of $33.2 million during the year ended December 31, 2012, as compared to the year ended December 31, 2011, was driven by a higher interest expense resulting from an increased borrowing during 2012 to finance Pan-Asia’s purchase of the remaining publicly traded equity shares of iGATE Computer and interest expense on Senior Notes charged to earnings was for twelve months in 2012 as compared to eight months in 2011.

The debt issuance costs on Senior Notes which were charged to earnings based on effective interest rate method amounted to $6.4 million, $5.8 million and $3.7 million for the years ended December 31, 2013, 2012 and 2011.

The interest expense recorded on our $412.0 million line of credit and term loans, amounted to $2.3 million (including amortization of debt issuance cost of $0.3 million) for the year ended December 31, 2013, as compared to $7.7 million (including amortization of debt issuance cost of $1.0 million) on our line of credit and term loan of $375.5 million for the year ended December 31, 2012 and $0.7 million on our line of credit of $57 million for the year ended December 31, 2011. During the year ended December 31, 2013, we recorded an interest expense of $6.8 million (including amortization of debt issuance cost of $4.0 million) on a term loan that was repaid during the second quarter of 2013 and an interest expense of $3.2 million (including amortization of debt issuance cost of $0.6 million) on our revolving credit facility and term loan which was repaid during the last quarter of 2013.

During the year ended December 31, 2012, we recorded a provision of $0.4 million for interest to be paid in connection with a court-ordered rescission of a land sale agreement.

Foreign exchange gain (loss), net

Foreign exchange loss was $4.1 million for the year ended December 31, 2013, as compared to loss of $20.1 million for the year ended December 31, 2012 and gain of $13.1 million for the year ended December 31, 2011.

We recognized foreign currency loss of $11.3 million on foreign exchange derivative contracts related to inter-company and end customer receivables and forecasted revenues for the year ended December 31, 2013, as compared to a loss of $18.6 million for the year ended December 31, 2012 and a loss of $15.9 million for the year ended December 31, 2011. In 2011, we also entered into foreign exchange derivative contracts in connection with the acquisition of iGATE Computer which resulted in a realized gain of $15.0 million on settled contracts and we also recorded a foreign currency gain of $1.4 million on a foreign exchange derivative contract taken against the unsecured revolving working credit facility borrowed under our line of credit for the year ended December 31, 2011.

During the year ended December 31, 2013, we recognized net realized loss of $1.1 million on a foreign exchange forward contract that was entered to hedge the risk of changes in the foreign exchange rates on our foreign currency denominated investments classified as available-for-sale securities.

We also recognized a foreign currency loss of $0.9 million on the re-measurement of our escrow account balance, gain of $0.4 million on the re-measurement of redeemable non-controlling interest, gain of $8.8 million related to other monetary assets and liabilities (including loss of $5.7 million on the re-measurement of the unsecured revolving working credit facility) for the year ended December 31, 2013, as compared to a loss of $4.1 million on the re-measurement of escrow account balance, gain of $2.2 million related to other monetary assets and liabilities (including loss of $0.5 million on the re-measurement of unsecured revolving working credit facility) and gain of $0.4 million on re-measurement of redeemable non-controlling interest for the year ended December 31, 2012 and a gain of $5.3 million on re-measurement of escrow account balance and gain of $7.2 million related to other monetary assets and liabilities for the year ended December 31, 2011, respectively.

Other income, net

Other income was 3.9%, 2.7% and 2.0% of revenues for the year ended December 31, 2013, 2012 and 2011, respectively. The details of other income is as follows (in thousands):

	Year ended December 31,
	2013	2012	2011
Investment income	$33,334	$26,142	$14,362
Interest income	3,080	1,755	378
Gain (loss) on sale of fixed assets	2,230	28	(51)
Forfeiture of vested stock options	3,005	0	0
Other	2,996	566	1,205

Other income, net	$44,645	$28,491	$15,894

Our investment income for the year ended December 31, 2013 as compared to the December 31, 2012 were higher due to increased investment base and the redemption of units in 2013 resulting in higher realized income. Our investment base as of January 01, 2013 and 2012 were $510.8 million and $354.5 million, respectively. In 2012, the investment income increase was mainly due to the acquisition of iGATE Computer which accounted for $12.5 million and switch from dividend yielding funds to growth mutual funds and high yield fixed maturity plans. A sizable part of investments in 2012 investments were primarily in growth funds and certificate of deposits whereas in 2011 were in dividend yielding mutual funds.

Interest received on tax refunds from tax authorities amounted to $2.6 million for the year ended December 31, 2013 as compared to $1.5 million for the year ended December 31, 2012. Interest earned on our term and bank deposits amounted to $0.5 million, $0.2 million and $0.3 million for the years ended December 31, 2013, 2012 and 2011. During the year ended December 31, 2013, $1.6 million of liability which was no longer required was written back and we received $0.6 million of tax refunds from service tax authorities and $0.2 million as an incentive received from the Government for liquidating our subsidiary. Additionally, other income for the year ended December 31, 2013, includes approximately $3.0 million attributable to the forfeiture of vested stock options in connection with the termination of our former Chief Executive Officer, during the second quarter of 2013. During the year ended December 31, 2012, we recorded a loss of $0.9 million in connection with a court-ordered rescission of a land sale agreement.

Income taxes

Our effective tax rate (“ETR”) was 27.9%, 23.4% and 28.7% during the year ended December 31, 2013, 2012 and 2011, respectively.

The ETR has increased from 23.4% in 2012 to 27.9%, in 2013 primarily on account of a tax rate increase, the impact of internal reorganisations and non recurring tax benefits earned in the previous year. During the current year, $3.0 million of tax expense was recorded as a result of increase in Indian statutory tax rate on the deferred tax liability as per the new legislation. In 2012, the Company released $4.0 million of valuation allowance relating to temporary differences of iTI which has resulted in a lower rate in 2012. An increase in tax expense of $1.1 million resulted from the expiration of 100% tax holiday in one of the SEZ divisions resulting in the entity being taxable on 50% of income. The impact of tax benefits due from the expiration of statute of limitation in 2012 was $1.5 million and non recurring foreign tax credits earned in 2012 was $2.6 million. The Company also recorded tax expense of $1.0 million primarily on account of the merger of entities in Indian jurisdiction. The above increase is partly off set by the positive tax impact of Sec. 956 to give effect to the reorganization which resulted in a net impact of $10.1 million (representing a benefit of $4.7 million in 2013 and a net tax expense of $5.4 million in 2012).

The lower ETR for the year ended December 31, 2012 as compared to December 31, 2011 was mainly due to the release of $4.0 million of valuation allowance relating to temporary differences of iTI which existed as of December 31, 2011. Based on management’s review of both positive and negative evidence, which includes the historical and future operating performance of one of iGATE Corporation’s domestic subsidiaries, iTI as well as iGATE Corporation’s election to file a consolidated return with other members of the U.S. affiliated group, we concluded that it is more likely than not that we will be able to realize a portion of our domestic deferred tax assets. In addition, based on our application, the IRS ruled on January 12, 2012, that our acquisition of iGATE Computer falls within the meaning of section 338(d)(3) of the Internal Revenue Code and an election can be made to be a qualified stock purchase (“QSP”) under Section 338(g). This election entitled us to calculate the U.S. income tax basis earnings and profits and foreign (non-U.S.) tax pools for iGATE Computer. Based on such calculations, we recorded a tax provision of $6.9 million on our U.S. subsidiary iTI’s share of the Indian subsidiary, iGATE Computer’s undistributed earnings for the post-acquisition period from May 16, 2011 through December 31, 2011. In 2012, we provided an additional $7.0 million on the current year undistributed earnings of iGATE Computer.

Non-controlling interest

On May 10, 2013, the High Court of Judicature at Mumbai, India, approved the merger of iGATE Computer with iGATE Global. Pursuant to the merger, shareholders of iGATE Computer who did not tender their shares during the exit period were issued iGATE Global shares in the ratio of five equity shares of iGATE Global for twenty two equity shares of iGATE Computer. Subsequent to the expiry of the exit offer period, the Company has no obligation to redeem the shares and accordingly the remaining redeemable non-controlling interest had been reclassified to permanent equity.

For the year ended December 31, 2013, we recorded $0.2 million share of profits and $1.9 million of accumulated other comprehensive loss attributable to non-controlling interest in iGATE Global representing 0.50% share of net income of iGATE Global.

In 2012, we delisted the fully paid-up equity shares of iGATE Computer and recorded a redeemable non-controlling interest liability for the balance of shares, which was valued at an exit price of INR 520 per share.

The redeemable non-controlling interest holders were not entitled to any share of profits. For the year ended December 31, 2012, prior to the delisting of iGATE Computer’s shares, we had recorded $4.5 million from our share of profits attributable to the non-controlling interest in iGATE Computer, representing 18.9% share of the net income of $23.7 million of iGATE Computer for the quarter ended March 31, 2012.

For the year ended December 31, 2011, we recorded $8.6 million of profits attributable to the non controlling interest in iGATE Computer, representing 18.2% share of net income of $47.3 million of iGATE Computer.

Preferred dividend

On February 1, 2011, pursuant to the securities purchase agreement with Viscaria Limited dated January 10, 2011, we issued 210,000 shares of Series B Preferred Stock for a consideration of $210 million and an additional 120,000 shares were issued on May 9, 2011 for a consideration of $120 million. We have accrued for cumulative dividends of $31.4 million, $29.0 million and $22.1 million at a rate of 8.00% per annum, compounded quarterly, for the year ended December 31, 2013, 2012 and 2011, respectively.

Use of non-GAAP Financial Measures:

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

The non-GAAP financial measures contained herein exclude the following items:

•

Amortization of intangible assets: Intangible assets comprise value of our customer relationships from the iGATE Computer Acquisition and the previous delisting of our Indian subsidiary. We incur charges relating to the amortization of these intangibles. These charges are included in our GAAP presentation of earnings from operations, operating margin, net income and diluted earnings per share. We exclude these charges for purposes of calculating these non-GAAP measures.

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

•

Acquisition expenses: We incurred costs related to our acquisition, which are inconsistent in amount and frequency and are significantly impacted by the timing and nature of the acquisition. We believe that eliminating these expenses for purposes of calculating these non-GAAP measures facilitates a more meaningful evaluation of our current operating performance and comparisons to our past operating performance.

•

Foreign exchange (gain)/loss: In March 2012, we entered into a forward foreign exchange contract to mitigate the risk of changes in foreign exchange rates on payments related to the delisting of iGATE Computer. During the year 2013 and 2012, we recognized foreign currency loss on re-measurement of escrow account balance and foreign exchange gain on re-measurement of redeemable non controlling interest liability. We believe that eliminating the non-capitalized items for purposes of calculating these non-GAAP measures facilitates a more meaningful evaluation of our current performance and comparisons to our past performance.

•

Severance Cost: As a result of the acquisition of iGATE Computer, we incurred severance costs in connection with the termination of the services of some of iGATE Computer’s employees. We believe that eliminating these costs for purposes of calculating these non-GAAP measures facilitates a more meaningful evaluation of our current operating performance and comparisons to our past performance.

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

The table below presents a reconciliation of our non-GAAP financial measures to the most comparable GAAP measures for each of the past three years ended December 31, 2013, 2012 and 2011, respectively (in thousands, except for per share data):

	For the Year Ended December 31,
	2013	2012	2011*
GAAP Net Income attributable to iGATE common shareholders	$97,875	$66,382	$29,019
Adjustments:
Preferred dividend and accretion to preferred stock	31,897	29,451	22,449
Amortization of Intangible assets	10,538	11,555	7,792
Stock-based compensation	14,840	12,274	10,738
Acquisition expenses	—	—	10,914
Delisting expenses	93	5,029	997
Merger and reorganization expenses	7,403	1,472	—
Foreign exchange loss/ (gain) on acquisition hedging and remeasurement	489	3,755	(20,107)
Severance cost	—	—	6,164
Forfeiture of vested stock options	(3,005)	—	—
Income tax adjustments	(9,796)	(8,908)	(944)

Non-GAAP Net income attributable to iGATE common shareholders	$150,334	$121,010	$67,022

Basic EPS (GAAP) to Basic EPS (Non-GAAP):
BASIC EPS (GAAP) from operations	$1.25	$0.87	$0.39
Preferred dividend and accretion to preferred stock	0.41	0.39	0.30
Amortization of Intangible assets	0.13	0.15	0.11
Stock-based compensation	0.19	0.16	0.14
Acquisition expenses	—	—	0.15
Delisting expenses	0.01	0.07	0.01
Merger and reorganization expenses	0.09	0.02	—
Foreign exchange loss/ (gain) on acquisition hedging and remeasurement	0.01	0.05	(0.27)
Severance cost	—	—	0.08
Forfeiture of vested stock options	(0.04)	—	—
Income tax adjustments	(0.13)	(0.12)	(0.01)

BASIC EPS (Non-GAAP) from operations	$1.92	$1.59	$0.90

Diluted EPS (GAAP) to Diluted EPS (Non-GAAP):
Diluted EPS (GAAP) from operations	$1.21	$0.85	$0.38
Preferred dividend and accretion to preferred stock	0.41	0.38	0.30
Amortization of Intangible assets	0.13	0.15	0.11
Stock-based compensation	0.19	0.16	0.14
Acquisition expenses	—	—	0.15
Delisting expenses	0.00	0.06	0.01
Merger and reorganization expenses	0.09	0.02	—
Foreign exchange loss/ (gain) on acquisition hedging and remeasurement	0.01	0.05	(0.27)
Severance cost	—	—	0.08
Forfeiture of vested stock options	(0.04)	—	—
Income tax adjustments	(0.12)	(0.11)	(0.01)

Diluted EPS (Non-GAAP) from operations	$1.88	$1.56	$0.89

Weighted average shares outstanding, Basic	58,038	57,228	56,740
Add: Assumed preferred stock conversion	20,325	18,778	17,347

Non-GAAP shares outstanding, Basic	78,363	76,006	74,087

Weighted average dilutive common shares outstanding	59,830	58,821	57,943
Add: Assumed preferred stock conversion	20,325	18,778	17,347

Weighted average dilutive common equivalent shares outstanding	80,155	77,599	75,290

*	Includes iGATE Computer balances since May 16, 2011

Non-GAAP Disclosure of Adjusted EBITDA

We present Adjusted EBITDA as a supplemental measure of our performance. We define Adjusted EBITDA as net income plus (i) depreciation and amortization, (ii) interest expense, (iii) income tax expense, minus (iv) other income, net plus (v) foreign exchange (gain)/loss, (vi) stock-based compensation (vii) acquisition expenses (viii) delisting expenses, (ix) merger and reorganization expenses and (x) severance expenses. We eliminated the impact of the above as we do not consider them as indicative of our ongoing operating performance. These adjustments are itemized below. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

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

The table below presents Adjusted EBITDA for each of the year ended December 31, 2013, 2012 and 2011, respectively (in thousands):

	For the Year Ended December 31,
	2013	2012	2011*
Net income	$129,981	$100,309	$60,054
Adjustments:
Depreciation and amortization	35,189	46,382	38,735
Interest expenses	87,579	83,766	50,608
Income tax expense	50,229	30,599	24,218
Other income, net	(44,645)	(28,491)	(15,894)
Foreign exchange (gain)/loss	4,099	20,084	(13,076)
Stock-based compensation	14,840	12,274	10,737
Acquisition expenses	—	—	10,914
Delisting expenses	93	5,029	997
Merger and reorganization expenses	7,403	1,472	—
Severance expenses	—	—	6,164

Adjusted EBITDA (a non-GAAP measure)	$284,768	$271,424	$173,457

*	Includes iGATE Computer Balances since May 16, 2011

We present the non-GAAP financial measure Adjusted EBITDA because, management uses this measure to monitor and evaluate the performance of the business and believes the presentation of this measure will enhance the investors’ ability to analyze trends in the business and evaluate our underlying performance relative to other companies in the industry.

Liquidity and Capital Resources

Our cash balances are held in numerous locations throughout the world, of which we hold approximately $296 million of cash, cash equivalents and short-term investments in our foreign subsidiaries as of December 31, 2013. Amounts held outside of the United States are utilized to support non-U.S. liquidity needs. Our ongoing cash flows and external borrowings in the United States are expected to be sufficient to meet our primary operating liquidity needs, in the United States, for at least twelve (12) months following this report.

We have provided for the United States federal tax liability on the post-acquisition and pre-merger earnings and profits of the former iGATE Computer (currently merged with iGATE Global), India. The Company intends to use the remaining accumulated and future earnings of merged entities as well as other foreign subsidiaries to expand operations outside the United States and accordingly, undistributed earnings and profits are deemed permanently reinvested. However, if our intent were to change and we elected to repatriate such undistributed foreign earnings back to United States, it could result in additional income tax payments in future years. We estimate the potential tax liability relating to the repatriation of such undistributed foreign earnings to be approximately $136.8 million as of December 31, 2013.

The following table summarizes the sources and uses of cash from our consolidated statements of cash flow (in thousands):

	Year Ended December 31,
	2013	2012	2011
Net cash provided by operating activities	$153,463	$100,371	$82,488
Net cash provided by (used in) investing activities	254,159	(406,362)	(1,197,408)
Net cash provided by (used in) financing activities	(330,133)	323,139	1,121,915
Effect of exchange rate changes	32,192	2,567	521

Net change in cash and cash equivalents	$109,681	$19,715	$7,516

Operating Activities

Our largest source of operating cash flows is cash collections from our customers for different information technology services we render under various Statements of Work. Our primary uses of cash from operating activities are for personnel related expenditures, leased facilities and taxes.

Net cash provided by operating activities increased by approximately $53.1 million for fiscal 2013 as compared to fiscal 2012. This increase was primarily due to higher net income adjusted for lower depreciation, amortization of intangible assets, higher debt issuance costs, deferred loss on derivatives and stock-based compensation. The impact of these was partially offset by certain unfavorable changes in operating assets and liabilities, primarily increases in prepaid expenses and unbilled revenues resulting from increases in revenues during the fiscal period 2013, in comparison to the prior period.

Net cash provided by operating activities increased by approximately $17.9 million for fiscal 2012 as compared to fiscal 2011. This increase was primarily due to higher net income adjusted for depreciation, amortization of intangible assets and debt issuance costs, a provision for rescission of a land sale contract, deferred gain on derivatives and stock-based compensation. The impact of these was partially offset by certain unfavorable changes in operating assets and liabilities, primarily utilization of cash resources for payment of accounts payables, increases in accounts receivable, prepaid expenses and unbilled revenues resulting from increases in revenues during the fiscal period 2012, in comparison to the prior period.

Investing Activities

Cash provided by investing activities was $254.2 million for the year ended December 31, 2013 as compared to cash used in investing activities of $406.4 million for the year ended December 31, 2012 and $1.2 billion for the year ended December 31, 2011.

Cash used in investing activities reduced by $660.5 million in 2013 as compared to 2012 primarily due to lesser purchase of non-controlling interest as the exit offer which was made to the shareholders of iGATE Computer (now merged with iGATE Global) expired in the second quarter of 2013. In 2012, cash used in investing activities decreased by $791.0 million as compared to 2011 primarily due to the completion of the iGATE Computer Acquisition in 2011. This reduction in 2012 was offset by the additional purchase of non-controlling interests, increase in capital expenditure and increase in net purchase of investments in 2012.

Our investment portfolio and other investments decreased by $311.5 million for the year ended December 31, 2013 as compared to an increase of $143.4 million for the year ended December 31, 2012 and an increase of $10.1 million for the year ended December 31, 2011. Our investment portfolio decreased during 2013 as we redeemed investments to repay term loan facility.

We purchased 2.5 million shares of iGATE Computer (currently merged with iGATE Global) paying $23.7 million during the year ended December 31, 2013. Our deposits in escrow account which were made to facilitate the purchase of remaining shares in the former, iGATE Computer were completely utilized as of December 31, 2013. During the year ended December 31, 2012, we deposited $235.6 million in an escrow account to facilitate the purchase of remaining shares in iGATE Computer, from which $228.4 million was used to purchase 23.0 million shares of iGATE Computer as of December 31, 2012. The escrow account balance of $3.1 million is disclosed as restricted cash as of December 31, 2012.

Capital expenditures were $39.3 million, $31.3 million and $21.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. Significant portions of the capital expenditures in all three years presented were due to the expansion of our campus located in our Indian centers.

Financing Activities

Cash used in financing activities was $330.1 million for the year ended December 31, 2013 as compared to cash provided by financing activities of $323.1 and $1.1 billion for the years ended December 31, 2012 and 2011, respectively.

The proceeds from and payments towards our line of credit and term loan facilities for the year ended December 31, 2013 are summarized in the table below (in thousands):

For the year ended December 31, 2013
Description	Beginning balance	Proceeds during the period	Payments during the period	Ending balance
Line of credit:
Unsecured revolving working credit facility	$52, 000	$5,000	$(5,000)	$52, 000
Revolving credit facility	25,000	30,000	(55,000)	—
Term Loan:
Term Loan(1)	228,500	6,000	(234,500)	—
Term Loan(2)	70,000	—	(70,000)	—
Term Loan — Current(3)	—	90,000	—	90,000
Term Loan — Non-current(3)	—	270,000	—	270,000

Total	$375,500	$401,000	$(364,500)	$412,000

(1)	The Company took a secured term loan in April, 2012, from a bank to finance the purchase of remaining shares of iGATE Computer, currently merged with iGATE Global.
(2)	The Company took the term loan in August, 2012 from a bank to finance the purchase of iGATE Americas Inc. (“iAI”).
(3)	The Company took the secured term loan from a consortium of banks in November, 2013 to pay down a portion of Senior Notes in May 2014.

Financing arrangements:

During 2013, we took a term loan of $360 million from a consortium of banks to refinance a portion of our existing debt in May 2014 and disclosed the cash received as restricted cash as of December 31, 2013. We also did a net repayment of two outstanding term loan amounting to $228.5 million and $70.0 million, which was undertaken to finance delisting related expenses and purchase of iAI, respectively. The Company also pledged iTI’s 65% of equity investment in Pan-Asia amounting to $298.1 million. We also incurred debt issuance cost of $11.3 million during the year ended December 31, 2013.

The cash provided by financing activities during the year ended December 31, 2012 was primarily due to the drawdown of $228.5 million from a bank to fund the purchase of iGATE Computer’s remaining shares and delisting related expenses and a term loan of $70 million to finance the purchase of our subsidiary. We also withdrew an additional $20 million from an existing unsecured revolving working credit facility during the year ending December 31, 2012.

On February 1, 2011 and May 09, 2011, we issued Series B Preferred Stock for an aggregate purchase price of $330 million. Proceeds from this issuance, net of related costs of $3.4 million, amounted to $326.6 million and were used to finance the iGATE Computer Acquisition.

On February 21, 2011, we entered into an arrangement with a bank for an unsecured revolving working credit facility of $70.0 million, renewable on an annual basis. As of December 31, 2011, we had borrowed $52.0 million under this line of credit at an effective interest rate of 1.07%.

On April 29, 2011, we issued $770.0 million ($737.0 million, net of commitment, placement and other financing and professional fees) aggregate principal amount of Senior Notes in a private placement to finance a portion of the iGATE Computer Acquisition. The Senior Notes require semi-annual interest payments on May 1 and November 1. Proceeds from the issue of the Senior Notes were also used to finance the iGATE Computer Acquisition. We paid interest of $35.0 million on November 1, 2011 and $69.3 million on each of May 1, 2012, November 1, 2012, May 1, 2013 and November 1, 2013, respectively.

On May 10, 2011, we entered into an arrangement with a bank for an unsecured revolving working credit facility of $50 million, maturing on May 16, 2016. As of December 31, 2011, we had borrowed $5.0 million under this line of credit at an effective interest rate of 3.2%.

Other activities:

The net proceeds from the exercise of employee stock options was $4.6 million, $7.7 million and $1.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Our cash, cash equivalents and short-term investments were $386.2 million, $606.0 million and $430.0 million as of December 31, 2013, 2012 and 2011, respectively.

Aggregate Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2013 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior Notes (1)	$770,000	$360,000	$410,000	$—	$—
Interest payments due on Senior Notes	96,900	47,700	49,200	—	—
Term Loans(2)	360,000	90,000	90,000	180,000	—
Line of Credit(3)	52,000	52,000	—	—	—
Operating lease obligations	35,601	9,799	11,670	7,944	6,188
Capital lease obligations	1,457	633	618	206	—
Purchase obligations	40,847	40,847	—	—	—
Defined benefit gratuity plan contributions	31,388	2,984	6,840	7,312	14,252
Defined benefit pension plan contributions	734	—	41	198	495

Total	$1,388,927	$603,963	$568,369	$195,660	$20,935

(1)	At any time prior to May 1, 2014, the Company may redeem the Senior Notes in whole or in part, at its option, at a redemption price equal to 109% of the principal amount of such Senior Notes and accrued and unpaid interest, if any, to the redemption date. At any time and from time to time on or after May 1, 2014 and before May 1, 2015, the Company may redeem the Senior Notes, in whole or in part, at a redemption price equal to 104.5% of the principal amount of such Senior Notes and accrued and unpaid interest, if any, to the redemption date. At any time and from time to time on or after May 1, 2015, the Company may redeem the Senior Notes, in whole or in part, at a redemption price equal to 100.0% of the principal amount of such Senior Notes and accrued and unpaid interest, if any, to the redemption date. On November 22, 2013, Pan-Asia, a 100% owned subsidiary of the Company, entered into a credit agreement with a consortium of banks for a total commitment amount of $360.0 million to refinance a portion of the Senior Notes. Accordingly, we re-classified $360 million of its obligation towards the Senior Notes to current liability as we have an intention to settle a portion of the long-term obligation in May 2014.
(2)	As of December 31, 2013, the Term Loan which was availed in two tranches, comprising of $270 million carried an interest rate of LIBOR plus 325 basis points and $90 million carried an interest of LIBOR plus 200 basis points.
(3)	The Line of Credit is renewed periodically and carried an interest rate of LIBOR plus 115 basis points.

If Viscaria Limited does not exercise the option to convert within six years from the Series B Preferred Stock closing dates of February 2011 and May 2011, it has the option to exercise its put right and require that the Series B Preferred Stock be redeemed for cash at an amount equal to the outstanding principal plus accrued and unpaid dividends amounting to $538.0 million as the end of the sixth year. So long as Viscaria Limited remains a shareholder of iGATE Series B Preferred Stock, the issuance of future dividends, except cash dividends payable to holders of the Company’s stock of up to 25% of the net income of the Company, will require the consent of a majority of the investor holders. In the event the Company declares or pays any dividend upon the Company’s common stock (in cash, securities or other property), other than a dividend payable solely in shares of common stock, the Company is required to declare and pay to the holders of the Series B Preferred Stock at the same time the dividends which would have been declared and paid with respect to the common stock issuable upon conversion (had all of the Series B Preferred Stock been immediately converted). The terms of our Senior Notes and Term Loan also contain restrictions on our ability to declare dividends. While the Board of Directors may have the ability to declare dividends, subject to certain restrictions, it is likely that cash from operations will be used for working capital and to service debt over the next few years, rather than for the payment of dividends in the foreseeable future.

As of December 31, 2013, we had $16.6 million of unrecognized tax benefits. This represents the tax benefits associated with certain tax positions on our domestic and international tax returns that have not been recognized on our financial statements due to uncertainty regarding their resolution. The resolution or settlement of these tax positions with the relevant taxing authorities is at various stages and therefore we are unable to make a reliable estimate of the eventual cash flows by period that may be required to settle these matters.

Our primary future cash requirements will be to fund working capital, debt service, capital expenditures, and benefit obligations. In addition to our working capital requirements, we expect our primary cash requirements for 2014 to be as follows:

•	Debt service — We expect to make payments of approximately $59.0 million during 2014 for interest associated with Senior Notes and bank borrowings.

•

Capital expenditures — We have budgeted $116.6 million for new and existing facility expansion, new hardware and software during 2014. Of this we have open purchase obligations of $40.8 million towards construction of new facilities and purchase of property and equipment. We will fund the entire capital expenditures through a combination of available cash reserves and short term investments and expect to fund the costs of future expansion through our net cash flows provided by operations.

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

Future Sources of Liquidity

We expect our primary source of cash to be positive net cash flows provided by operating activities. Further, we continue to focus on cost reductions and have initiated steps to reduce overheads and provide cash savings. In 2013, we completed the merger of our Indian subsidiaries. We also intend to refinance a portion of the Senior Notes during 2014 on which we would save significant costs on interest which is expected to reduce our debt servicing costs contributing to an increase in our earnings in future. To facilitate this refinancing, we borrowed a term loan in two tranches, comprising of $270 million carrying an interest rate of LIBOR plus 325 basis points and $90 million carrying an interest of LIBOR plus 200 basis points. These lower cost term loans will substantially reduce our interest costs in 2014. iTI, the immediate parent company of Pan-Asia, pledged 65% of its equity investment amounting to $298.1 million in Pan-Asia.

The Company currently has two revolving credit facilities providing for borrowings of up to an aggregate of $120 million subject to certain contractual limitations. As of December 31, 2013, we had borrowed $52.0 million under the revolving credit facilities. Both revolving credit facilities include other conditions that, if not complied with, could restrict our availability to borrow.

Our Senior Notes and credit agreements contain various covenants that are subject to a number of limitations and exceptions. The indenture governing our Senior Notes requires us to comply with Consolidated Priority Debt Leverage Ratio and a Fixed Charge Coverage Ratio when certain events occur. These ratios are based on what we refer to as “Adjusted EBITDA”, which is defined above under “Use of non-GAAP Financial Measures” in this Form 10-K. Non-compliance with such covenants could affect our liquidity. We are currently in compliance with all covenants associated with our borrowings. The specific covenants and related definitions can be found in the applicable indenture and credit agreements, each of which we have previously filed with the Securities and Exchange Commission.

For more information on the revolving credit facilities and the restrictions on borrowing there under, please refer to Note 4, Borrowing and Note 5, Senior Notes to our audited consolidated financial statements included elsewhere in this Form 10-K.

In order to meet our cash needs we may, from time to time, borrow under our credit facilities or issue long term or short-term debt or equity, if the market and our credit facilities and the indentures governing our Senior Notes permit us to do so. For more information on the income tax consequences of the repatriation of the earnings of our foreign subsidiaries, please refer to the disclosure provided in Item 7 – Liquidity and Capital Resources in this Form 10-K. We regularly evaluate market conditions, our liquidity profile, and various financing alternatives for opportunities to enhance our capital structure. If market conditions are favorable, we may refinance our existing debt or issue additional securities.

Based on past performance and current expectations, we expect our existing cash, cash equivalents and short-term investments of $386.2 million as of December 31, 2013, and our ongoing cash flows, external borrowings or foreign earnings that are not deemed permanently reinvested, to be sufficient to meet our operating liquidity requirements described above for at least the twelve (12) months following this report. As of December 31, 2013, the Company also has a restricted cash of $360 million to repay a portion of Senior Notes in May 2014.

Debt Service Obligations

As a result of the acquisition of iGATE Computer, our level of indebtedness increased. As of December, 31, 2013, principal payments due under our indebtedness were $1.2 billion, excluding capital lease obligations of $1.2 million. Our interest expense for the year 2013 was $87.6 million, and includes $11.7 million of accrued interest expense.

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

Recently Issued Accounting Standards

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our audited consolidated financial statements, see Note 1, Company Overview and Summary of Significant Accounting Polices to our audited consolidated financial statements included elsewhere in this Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Factors

We are exposed to market risks from adverse changes in foreign exchange rates, interest rates, especially the INR. We do not engage in speculative or leveraged transactions, nor do we hold or issue financial instruments for trading purposes.

Foreign Exchange Rate Sensitivity

Our cash flow and earnings are subject to fluctuations due to exchange rate variation between the INR and USD, CAD, JPY, Euro and GBP. This foreign currency risk exists based upon the nature of the subsidiary operations namely iGATE Global. For example, the majority of the revenue that the Company derives from operations originates from services provided to two customers in the United States and Canada. This results in an inherent foreign currency risk between USD, CAD and INR exchange rates.

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

	As of December 31, 2013
Currency	Amount (Local Currency)	Amount (USD)
US Dollar contracts	94,300	$94,300
CAD contracts	14,000	13,160
GBP contracts	15,800	26,100

		$133,560

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

As of December 31, 2013, the potential gain or loss in the fair value of the Company’s outstanding foreign currency contracts assuming hypothetical 10%, 5%, 2% and 1% fluctuations in currency rates would be approximately (in millions):

	Valuation given X% decrease in Rupee / USD rate				Fair Value as of December 31, 2013	Valuation given X% increase in Rupee / USD rate
	(10%)	(5%)	(2%)	(1%)		1%	2%	5%	10%
Rupee to USD rate	55.62	58.71	60.56	61.18	61.80	62.41	63.03	64.88	67.97
Derivative Instruments	$14.8	$7.0	$2.7	$1.3	$(0.1)	$(1.4)	$(2.7)	$(6.4)	$(12.2)

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

The Financial Statements and Supplementary Data required by this item are filed as part of this Form 10-K. See Index to Consolidated Financial Statements on page 64 of this Form 10-K.

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

The Company’s Consolidated Financial Statements for the year ended December 31, 2013 have been audited by Ernst & Young Associates LLP, an Independent Registered Public Accounting Firm, whose report thereon appears on page 65 of this Form 10-K.

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

Ashok Vemuri

Chief Executive Officer

Sujit Sircar

Chief Financial Officer

iGATE CORPORATION

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of iGATE Corporation

We have audited the accompanying consolidated balance sheets of iGATE Corporation as of December 31, 2013 and 2012 and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of iGATE Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of iGATE Corporation at December 31, 2013 and 2012 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), iGATE Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated February 12, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young Associates LLP

Gurgaon, India

February 12, 2014

iGATE CORPORATION

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$204,836	$95,155
Restricted cash	360,000	3,072
Short-term investments	181,401	510,816
Accounts receivable, net	157,905	162,335
Unbilled revenues	61,424	72,901
Prepaid expenses and other current assets	44,492	31,710
Prepaid income taxes	838	8,541
Deferred tax assets	10,235	14,655
Foreign exchange derivative contracts	836	782
Receivable from related parties	4,046	0

Total current assets	1,026,013	899,967

Deposits and other assets	24,930	25,372
Prepaid income taxes	32,160	28,351
Property and equipment, net	165,581	167,252
Leasehold land	76,732	86,933
Deferred tax assets	15,153	30,635
Goodwill	438,891	493,141
Intangible assets, net	119,262	144,428

Total assets	$1,898,722	$1,876,079

LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST, PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,268	$7,799
Line of credit	52,000	77,000
Senior Notes	360,000	0
Term loans	90,000	35,000
Accrued payroll and related costs	57,093	54,802
Other accrued liabilities	79,785	79,008
Accrued income taxes	5,802	9,134
Foreign exchange derivative contracts	909	7,516
Deferred revenue	17,776	17,890

Total current liabilities	672,633	288,149
Other long-term liabilities	3,532	3,265
Senior Notes	410,000	770,000
Term loans	270,000	263,500
Accrued income taxes	13,936	17,272
Deferred tax liabilities	41,717	55,494

Total liabilities	1,411,818	1,397,680

Commitments and Contingencies (Note 24)
Redeemable non-controlling interest	0	32,422
Series B Preferred stock, without par value: 480,000 shares authorized; 330,000 shares issued and outstanding	410,371	378,474
iGATE Corporation shareholders’ equity:
Preferred shares, without par value: 19,520,000 shares authorized; 1 share held in treasury	0	0
Common shares, par value $0.01 per share:
700,000,000 shares authorized; 59,428,151 and 58,533,405 shares issued; 58,438,049 and 57,543,303 shares outstanding as of December 31, 2013 and 2012 respectively	594	585
Common shares held in treasury, at cost, 990,102 shares	(14,714)	(14,714)
Additional paid-in capital	204,143	185,340
Retained earnings	268,750	170,875
Accumulated other comprehensive loss	(387,115)	(274,583)

Total iGATE Corporation shareholders’ equity	71,658	67,503
Non-controlling interest	4,875	0

Total equity	76,533	67,503

Total liabilities, redeemable non-controlling interest, preferred stock and shareholders’ equity	$1,898,722	$1,876,079

See accompanying notes.

iGATE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
Revenues(1)	$1,150,925	$1,073,930	$779,646
Cost of revenues (exclusive of depreciation and amortization)	698,232	649,810	483,504

Gross margin	452,693	424,120	296,142
Selling, general and administrative expense	190,261	171,471	151,497
Depreciation and amortization	35,189	46,382	38,735

Income from operations	227,243	206,267	105,910
Interest expense	(87,579)	(83,766)	(50,608)
Foreign exchange gain (loss), net	(4,099)	(20,084)	13,076
Other income, net	44,645	28,491	15,894

Income before income taxes	180,210	130,908	84,272
Income tax expense	50,229	30,599	24,218

Net income	129,981	100,309	60,054
Non-controlling interest	209	4,476	8,586

Net income attributable to iGATE Corporation	129,772	95,833	51,468
Accretion to preferred stock	494	404	302
Preferred dividend	31,403	29,047	22,147

Net income attributable to iGATE common shareholders	$97,875	$66,382	$29,019

Distributed earnings per share:
Series B Preferred Stock	$1.55	$1.55	$1.28

Basic earnings per share:
Common stock	$1.25	$0.87	$0.39
Unvested restricted stock	$1.25	$0.87	$0.39
Series B Preferred Stock	$2.80	$2.42	$1.67
Diluted earnings per share	$1.21	$0.85	$0.38

1. Includes the following related party amounts:
Revenue	$11,870	$0	$949

See accompanying notes.

iGATE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands)

	Year Ended December 31,
	2013	2012	2011
Net income attributable to iGATE common shareholders	$97,875	$66,382	$29,019
Add: Non-controlling interest	209	4,476	8,586
Other comprehensive income:
Change in fair value of marketable securities, net of tax of $(2,639), $3,170 and $266, respectively	(6,727)	5,615	1,987
Unrecognized actuarial gain (loss) on pension liability, net of tax of $628, $(73) and $4, respectively	1,207	(175)	198
Change in fair value of cash flow hedges, net of tax of $(207), $9,164 and $(8,980), respectively	(493)	22,586	(22,912)
Loss on foreign currency translation	(108,413)	(44,689)	(235,528)

Total comprehensive income (loss)	(16,342)	54,195	(218,650)
Less: Total comprehensive income (loss) attributable to non-controlling interest, net of tax of $(8), $0 and $(1,376), respectively	(1,685)	4,476	(34,693)

Total comprehensive income (loss) attributable to iGATE common shareholders	$(14,657)	$49,719	$(183,957)

See accompanying notes.

iGATE CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

(Amounts in thousands, except per share data)

	Common Stock		Series A Preferred Shares	Additional Paid-in Capital	Retained earnings	Treasury Shares	Accumulated Other Comprehensive Loss	Total equity- iGATE	Non- controlling interest	Total equity	Redeemable non- controlling interest
	Shares	Par Value
	(Dollars in thousands)
Balance, December 31, 2010	56,226,645	$572	0	$188,389	$75,474	$(14,714)	$(1,665)	$248,056	$0	$248,056	$0
Exercise of stock options	169,603	2	0	1,337	0	0	0	1,339	0	1,339	0
Vesting of restricted stock awards	310,080	3	0	0	0	0	0	3	0	3	0
Stock based compensation expense	0	0	0	7,447	0	0	0	7,447	0	7,447	0
Exercise of subsidiary stock options	0	0	0	813	0	0	0	813	0	813	0
Subsidiary stock based compensation expense	0	0	0	3,295	0	0	0	3,295	0	3,295	0
Purchase acquisition	0	0	0	0	0	0	0	0	211,876	211,876	0
Net Income	0	0	0	0	29,019	0	0	29,019	8,586	37,605	0
Other comprehensive loss	0	0	0	0	0	0	(212,976)	(212,976)	(43,279)	(256,255)	0

Balance, December 31, 2011	56,706,328	$577	0	$201,281	$104,493	$(14,714)	$(214,641)	$76,996	$177,183	$254,179	$0

Exercise of stock options	423,298	4	0	2,518	0	0	0	2,522	0	2,522	0
Vesting of restricted stock awards	413,677	4	0	0	0	0	0	4	0	4	0
Stock based compensation expense	0	0	0	12,274	0	0	0	12,274	0	12,274	0
Exercise of subsidiary stock options	0	0	0	5,490	0	0	0	5,490	0	5,490	0
Purchase of additional non controlling interest	0	0	0	(25,830)	0	0	(43,279)	(69,109)	(91,889)	(160,998)	0
Recognition of redeemable non controlling interest	0	0	0	(10,393)	0	0	0	(10,393)	(89,770)	(100,163)	100,163
Purchase of additional redeemable non-controlling interest	0	0	0	0	0	0	0	0	0	0	(67,377)
Redeemable non controlling interest foreign exchange adjustments	0	0	0	0	0	0	0	0	0	0	(364)
Net Income	0	0	0	0	66,382	0	0	66,382	4,476	70,858	0
Other comprehensive loss	0	0	0	0	0	0	(16,663)	(16,663)	0	(16,663)	0

Balance, December 31, 2012	57,543,303	$585	0	$185,340	$170,875	$(14,714)	$(274,583)	$67,503	$0	$67,503	$32,422

Exercise of stock options	575,481	6	0	5,145	0	0	0	5,151	0	5,151	0
Vesting of restricted stock awards	319,265	3	0	(3)	0	0	0	0	0	0	0
Stock-based compensation expense	0	0	0	11,835	0	0	0	11,835	0	11,835	0
Purchase of additional redeemable non controlling interest	0	0	0	1,826	0	0	0	1,826	0	1,826	(25,480)
Redeemable non controlling interest foreign exchange adjustment	0	0	0	0	0	0	0	0	0	0	(382)
Recognition of non controlling interest	0	0	0	0	0	0	0	0	6,560	6,560	(6,560)
Net Income	0	0	0	0	97,875	0	0	97,875	209	98,084	0
Other comprehensive loss	0	0	0	0	0	0	(112,532)	(112,532)	(1,894)	(114,426)	0

Balance, December 31, 2013	58,438,049	$594	0	$204,143	$268,750	$(14,714)	$(387,115)	$71,658	$4,875	$76,533	$0

See accompanying notes.

iGATE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$129,981	$100,309	$60,054
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	35,189	46,382	38,735
Stock-based compensation	11,835	12,274	10,742
Write off of software implementation costs	0	0	1,196
Provision for rescission of land sale contract	0	909	0
Provision for lease termination	0	0	446
Realized gain on investments	(33,334)	(20,764)	(3,304)
Equity in income of affiliated companies	0	0	(149)
Provision of doubtful debts	552	1,681	1,055
Deferred gain (loss) on settled derivatives	(809)	18,173	(20,207)
Deferred income taxes	765	(10,201)	(4,454)
Loss (gain) on sale of property and equipment	(2,230)	(28)	51
Loss on investments in affiliate	0	551	0
Deferred rent	941	(161)	24
Amortization of debt issuance costs	11,300	6,826	3,655
Excess tax benefits related to stock option exercises	(589)	(320)	630
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenues	2,743	(15,821)	(19,895)
Prepaid expenses and other current assets	(14,688)	(17,287)	470
Accounts payable	1,378	(2,417)	6,711
Accrued and other liabilities	10,311	(16,720)	5,194
Deferred revenue	118	(3,015)	1,534

Net cash flows provided by operating activities	153,463	100,371	82,488

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(39,265)	(31,309)	(21,439)
Proceeds from sale of property and equipment	2,528	82	305
Purchases of available-for-sale investments	(1,310,639)	(1,766,988)	(565,807)
Proceeds from maturities and sale of available-for-sale investments	1,622,117	1,623,627	555,726
Restricted cash	3,072	(3,072)	0
Receipts from (payments of) lease deposits	0	(327)	2,211
Payment for acquisition, net of cash acquired	0	0	(1,168,404)
Purchase of non-controlling interests	(23,654)	(228,375)	0

Net cash flows provided by (used in) investing activities	254,159	(406,362)	(1,197,408)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(498)	(114)	(355)
Proceeds from line of credit and term loans	401,000	318,500	57,000
Payment of line of credit and term loans	(364,500)	0	0
Proceeds from sale of preferred stock, net of issuance costs	0	0	326,574
Payment of delisting related financing costs	0	(3,263)	0
Proceeds from Senior Notes	0	0	770,000
Payment of debt related costs	(11,286)	0	(33,456)
Restricted cash towards debt retirement	(360,000)	0	0
Proceeds from exercise of stock options	4,562	2,206	709

Proceeds from exercise of subsidiary stock options	0	5,490	813
Excess tax benefits related to stock option exercises	589	320	630

Net cash flows provided by (used in) financing activities	(330,133)	323,139	1,121,915

Effect of exchange rate changes	32,192	2,567	521

Net change in cash and cash equivalents	109,681	19,715	7,516
Cash and cash equivalents, beginning of year	95,155	75,440	67,924

Cash and cash equivalents, end of year	$204,836	$95,155	$75,440

SUPPLEMENTAL DISCLOSURE:
Cash payment for income taxes	$42,988	$41,672	$31,945
Cash payment of interest expense	$76,256	$75,667	$35,708

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capitalized leases	$480	$539	$430

See accompanying notes.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

1.	Company Overview and Summary of Significant Accounting Policies

1.1	Company Overview

iGATE Corporation (“iGATE” or the “Company”) is one of the leading providers of Information Technology (“IT”) and IT-enabled operations, offshore outsourcing solutions services to large and medium-size organizations. iGATE provides end-to-end business solutions that leverage technology, thus enabling its clients to enhance their business performance.

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

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant items subject to such estimates and assumptions include the useful lives of property and equipment, carrying amount of property and equipment, intangibles and goodwill, valuation allowance for receivables and deferred tax assets, valuation of derivative instruments, valuation of stock based compensation, assets and obligations related to employee benefits, income tax uncertainties and other contingencies and commitments. Management believes that the estimates used in the preparation of the consolidated financial statements are prudent and reasonable. Although these estimates are based upon management’s best knowledge of current events and actions, actual results could differ from these estimates. Appropriate changes in estimates are made as management become aware of changes in circumstances surrounding the estimates. Changes in estimates are reflected in the financial statements in the period in which changes are made and, if material, their effects are disclosed in the notes to the consolidated financial statements.

1.4	Revenue Recognition

The Company derives its revenues primarily from IT services and to a lesser extent from Business process outsourcing (“BPO”) services. Revenue is recognized when there is persuasive evidence of a contractual arrangement with customers, services have been rendered, the fee is fixed or determinable and collectability is reasonably assured. The Company has concluded that it has persuasive evidence of an arrangement when it enters into an agreement with its clients with terms and conditions which describe the services and the related payments are legally enforceable. When the terms of the agreement specify service level parameters that must be met, the Company monitors such service level parameters and determines if there are any service credits or penalties which need to be accounted for. Revenue is recognized net of any service credits that are due to a client and net of applicable taxes and includes reimbursements of out-of-pocket expenses, with the corresponding cost for out-of-pocket expenses included in cost of revenue.

The services are provided either on a fixed price, fixed time frame, time and material basis or based on transaction price. Revenue with respect to time-and-material contracts is recognized as the related services are

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

performed. Time-and-material contracts typically bill at an agreed upon hourly or daily rate. The Company’s fixed time frame contracts include application maintenance and support services, on which revenue is recognized ratably over the term of maintenance.

Revenue related to fixed-price contracts that provide for highly complex IT application development services are recognized as the services are performed using the percentage of completion method with input (cost to cost) method while contracts that do not provide for highly complex IT development services are recognized as the services are performed using proportional performance basis with input (efforts expended) method. The Company considers the input method to be the best available measure of progress on these contracts as there is a direct relationship between input and the services delivered. Revenues from transaction-priced contracts are recognized based on rendering of the services as per the terms of the contract.

Costs are recorded as incurred over the contract period. Provisions for estimated losses, if any, on uncompleted contracts are recorded in the period in which such losses become probable based on the current contract estimates.

The Company grants volume discounts to certain customers, which are computed based on a pre-determined percentage of the total revenues from those customers during a specified period, as per the terms of the contract. These discounts are recorded on estimated cumulative level of revenues in the specified period. The Company also provides cash discounts to certain customers, which are computed based on a pre-determined percentage of the receivables depending on the payment schedule. The Company reports revenues net of discounts offered to customers.

Unbilled revenue represents revenue recognized in excess of amounts billed. These amounts are to be billed in subsequent periods as per the terms specified in the agreement. Billing done during the reporting period in excess of revenue recognized or billing done in advance is recorded as deferred revenue until the revenue recognition criteria is met.

Direct and incremental contract origination and set up costs incurred in connection with support/maintenance service arrangements are charged to expense as incurred. Further, revenue attributable to set up activities is deferred and recognized systematically over the periods that the related fees are earned, as services performed related to such activities do not result in the culmination of a separate earnings process.

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

Management determines the appropriate classification of investment securities at the time of purchase and re-evaluates such designation at each balance sheet date. The investment securities are classified as available-for-sale (short-term investments) and consists of units of liquid and fixed maturity mutual funds and other investments. Other investment primarily consists of fixed deposits with banks, with original maturity at the date of purchase of more than three months and certificate of deposit with banks, which are carried at fair value.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

The Company accounts for its investments in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 320, “Accounting for Certain Investments in Debt and Equity Securities”. These investments are considered available for sale and are recorded at fair value, with the unrealized gains or losses, net of tax, reported as a component of accumulated other comprehensive income (loss) in the consolidated statement of equity. The unrealized gain or loss is the difference between the Company’s original cost for an investment and the investment’s fair value at each reporting period. The fair values represent either the quoted market prices for the investments at balance sheet date where available or Net Asset Value (“NAV”) as stated by the issuers of these mutual fund units in the published statements. NAVs represent the price at which the issuer will issue further units in the mutual fund and the price at which the issuer will redeem such units from the investors.

Accordingly, such NAV are analogous to fair market value with respect to these investments as transactions of these mutual funds are carried out at such prices between investors and the issuers of these units of mutual funds. Fair value of investments in certificate of deposits, classified as available for sale, is determined using observable market inputs.

The Company’s investments consist primarily of investment in debt linked mutual funds, fixed deposits and certificates of deposit. Fair value of debt linked mutual funds are based on prices as stated by the issuers of mutual funds and are classified as Level 1 or 2 after considering whether the fair value is readily determinable. Fair value of fixed deposits with banks are based on the maturity amount stated by the bank and are classified as Level 1. Fair value of investments in certificate of deposits, classified as available for sale, is determined using observable market inputs and are classified as Level 2.

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

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

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

Advances paid towards the acquisition of property and equipment and the cost of property and equipment not put to use before the balance sheet date are disclosed under the caption capital work-in-progress in Note 10.

Property and equipment are reviewed for impairment if indicators of impairment arise. There were no impairment charges related to property and equipment recognized during the years ended December 31, 2013, 2012 and 2011.

Software that has been purchased is included in property and equipment and is amortized using the straight-line method over one to five years.

1.10	Accounting for leases

The Company leases its delivery centers and office facilities under operating lease agreements that are renewable on a periodic basis at the option of the lessor and the lessee. The lease agreements contain rent free periods and rent escalation clauses. Lease payments under operating leases are recognized as an expense on a straight-line basis over the lease term.

The Company procures certain networking components, office equipment and vehicles under financing lease arrangements. The lease classification and accounting of the finance lease is accounted for in accordance with FASB ASC Topic 840 “Accounting for Leases”. The lower of the fair value of the leased property or the present value of the minimum lease payment is capitalized as an asset with a corresponding liability and is depreciated on a straight-line basis over the lease term or the estimated useful life of the asset whichever is shorter.

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

DECEMBER 31, 2013

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

The fair values used in this evaluation are estimated based upon the market capitalization adjusted for a control premium. The Company performs its annual impairment review of goodwill on November 30, and when a triggering event occurs between annual impairment tests. Based on the results of its annual impairment tests, the Company determined that no impairment of goodwill existed for the years ended December 31, 2013, 2012 and 2011.

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

As of December 31, 2013, the definite lived intangible assets predominantly comprises customer relationship and balance relates to intellectual property rights. The estimated useful life of customer relationship and intellectual property rights is 15 years and 0.5 year to 6 years, respectively. Customer relationship and intellectual property rights are amortized over their respective individual estimated useful lives in proportion to the economic benefits consumed in each period (i.e. based on ratio of the undiscounted cash flows for a period to the total estimated undiscounted cash flows). The estimated useful life of an identifiable intangible asset is based on a number of factors including the effects of obsolescence, demand, competition and other economic factors (such as the stability of the industry, and known technological advances) and the level of maintenance expenditures required to obtain the expected future cash flows from the asset.

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

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

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

Income taxes are accounted for using the liability method as described in FASB ASC Topic 740-10, “Accounting for Income Taxes”. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of changes in tax rates on deferred tax assets and liabilities is recognized as income or expense in the period that includes the enactment date. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits of which future realization is not more-likely-than-not. Changes in valuation allowance from period to period are reflected in the income statement of the period of change. Tax benefits of deductions earned on the exercise of employee stock options in the U.S. tax jurisdiction in excess of compensation charged to earnings are credited to additional paid in capital.

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

As part of its hedge strategy, the Company also enters into foreign exchange derivative contracts which are replaced with successive new contracts up to the period in which the forecasted transaction is expected to occur i.e. (roll-over hedges). In case of rollover hedges, the hedge effectiveness is assessed based on changes in fair value to the extent of changes in spot prices and recorded in accumulated other comprehensive income (loss)

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

until the hedged transactions occur and upon such occurrence gain or loss is reclassified to earnings in the consolidated statements of income. Accordingly, the changes in the fair value of the contract related to the changes in the difference between the spot price and the forward price (i.e. forward premium/discount) are excluded from assessment of hedge effectiveness and are recognized in consolidated statements of income and are included in foreign exchange gain (loss).

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

1.16	Stock-based compensation

FASB ASC Topic 718-10-25 “Accounting for Stock-Based Compensation” requires compensation costs related to stock-based transactions, including employee share options, to be recognized in the financial statements based on its fair value. The Company recognizes compensation expense for stock options net of estimated forfeitures which are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation recognized in the consolidated statement of income is based on grants ultimately expected to vest. The Company also issues performance based restricted awards to certain employees which will vest based on the terms of the agreement and the cost is recognized if it is probable that the specified performance goals will be attained.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

The Company has elected to use the Black-Scholes-Merton pricing model to determine the fair value of stock options on the date of grant which is recorded as an expense on a straight-line basis over the vesting term.

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

Defined Benefit Plans

Employees in India are entitled to benefits under the Gratuity Act, a defined benefit retirement plan covering eligible employees. The plan provides for a lump-sum payment to eligible employees at retirement, death, incapacitation or on termination of employment, subject to a specified period of service based on the respective employee’s salary and tenure of service. In India, contributions are made to a fund administered by the Company through a trust set up for that purpose to fund the gratuity liability of its Indian subsidiaries. The Company also contributes to a fund administered and managed by the ICICI Prudential Life Insurance Company Limited and Reliance Life Insurance Company Limited (the “Fund Administrators”). The obligation to pay gratuity remains with the Company, although the Fund Administrator administer the scheme.

Current service costs for defined benefit plans are accrued in the period to which they relate. The liability in respect of defined benefit plans is calculated annually by a qualified actuary using the projected unit credit method. The Company recognizes the net funded position of its plans as an asset or liability in the consolidated balance sheets. In measuring the defined benefit obligations, the Company uses discount rates based on yields of high quality fixed income instruments (i.e. yields on high quality corporate bonds) prevailing as at the balance sheet date for the corresponding tenure of the obligations.

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, accounts and unbilled receivables and foreign exchange derivative contracts. By their nature, all such instruments involve risks including credit risks of non-performance by counterparties.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

A substantial portion of the Company’s cash and cash equivalents are invested with nationally recognized banks located in the United States, Canada, Europe and India. A portion of the funds are also invested in fixed deposits with nationally recognized banks and mutual funds in India. Accounts and unbilled receivables are unsecured and are derived from revenue earned from customers in industries based primarily in the United States, Canada and Europe. The Company monitors the credit worthiness of its customers to whom it grants credit terms in the normal course of its business and of counterparties when it enters into foreign exchange derivative contracts. Management believes there is no significant risk of loss in the event of non-performance of the counterparties to these financial instruments, other than the amounts already provided for in the consolidated financial statements.

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

Advertising costs incurred during the year have been expensed. The total amount of advertising costs expensed was $7.1 million, $6.1 million and $1.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

1.21	Recently Issued Accounting Pronouncements

In July 2013, the FASB issued an ASU No. 2013-11 — “Income Taxes — Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forwards Exists” which provides that a liability related to an unrecognized tax benefit would be offset against a deferred tax asset for a net operating loss carry-forward, a similar tax loss or a tax credit carry-forward if such settlement is required or expected in the event the uncertain tax position is disallowed, which would require an entity to present the liability associated with an unrecognized tax benefit or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carry-forward, a similar tax loss or a tax credit carry-forward. The ASU also mentions that, to the extent a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The ASU is effective for annual and interim period for fiscal years beginning on or after December 15, 2013. The Company has evaluated this ASU and determined that the adoption of this ASU is expected to have presentation impact only on the consolidated financial statements.

1.22	Recently Adopted Accounting Pronouncements

In December 2011, the FASB issued an ASU No. 2011-11 — “Disclosure about Offsetting Assets and Liabilities”, which was further amended as ASU No. 2013-01 — “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities”, which further clarified the scope of the offsetting disclosures. The ASU requires entities to disclose both gross information and net information about both instruments and transactions

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of GAAP and those entities that prepare their financial statements on the basis of IFRS. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. The ASU is effective for annual and interim period for fiscal years beginning on or after January 1, 2013. Although the Company’s foreign exchange derivative contracts are subject to master netting arrangement, the Company’s management has adopted gross presentation of financial assets and liabilities on the face of the financial statements, hence other than the additional disclosure requirements, the adoption of these changes have no impact on the Consolidated Financial Statements.

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

2.	Business combination and Non-controlling Interest

On May 12, 2011, the Company, through its 100% owned subsidiaries, Pan-Asia Global Solutions (“Pan-Asia”) and iGATE Global Solutions Limited (“iGATE Global”), completed the acquisition of majority of the outstanding share capital of iGATE Computer Systems Limited (“iGATE Computer”), formerly known as Patni Computer Systems Limited, (the “iGATE Computer Acquisition”) which was valued at $1.24 billion and was accounted in accordance with Accounting Standards Codification (“ASC”) No. 805, “Business Combination”. During 2013, as part of integration process, the Company acquired the majority of the balance shares and merged iGATE Computer with iGATE Global Solutions Limited (“iGATE Global”), on approval of the High Court of Judicature at Mumbai on May 10, 2013 with an effective date being May 27, 2013, which was after the close of iGATE Computer’s Exit Offer (an offer made to the shareholders of iGATE Computer to tender their shares to the Promoters at any time from May 28, 2012 until May 27, 2013).

The following table summarizes the supplemental pro forma results of operations of the Company for the year ended December 31, 2011 (in thousands).

Year ended December 31, 2011
Pro forma revenues	$1,059,403
Pro forma net income attributable to iGATE Corporation common shareholders	$51,843

Non-controlling Interest

Subsequent to the expiry of the exit offer period, the Company has no obligation to redeem the shares and accordingly the remaining redeemable non-controlling interest has been reclassified to permanent equity. As of

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

December 31, 2013, the Company recorded non-controlling interest amounting to $4.9 million (including $0.2 million of net income and $1.9 million of accumulated other comprehensive loss attributable to non-controlling interest for the reporting period) relating to 0.2 million shares of iGATE Global.

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

The Company incurred issuance costs amounting to $3.4 million which have been netted against the proceeds received from the issuance of Series B Preferred Stock. The Series B Preferred Stock is being accreted over a period of six years. The amount accreted totaled $0.5 million, $0.4 million and $0.3 million during the years ended December 31, 2013, 2012 and 2011, respectively. The remaining unamortized balance of issuance costs was $2.2 million and $2.7 million at December 31, 2013 and 2012, respectively.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

The Company is accruing for cumulative dividends at a rate of 8.00% per annum, compounded quarterly. The amount of such dividends accrued was $31.4 million, $29.0 million and $22.1 million during the years ended December 31, 2013, 2012 and 2011, respectively.

As of December 31, 2013 and 2012, the shares of Series B Preferred Stock are potentially convertible into 20.3 million and 18.8 million shares of common stock, respectively.

4.	Borrowings

Line of Credit

On February 21, 2011, the Company entered into an arrangement with a bank for availing an unsecured revolving working credit facility of $70.0 million at an annual interest rate of LIBOR plus 195 basis points. The interest rate was initially renewed on an annual basis and is now renewed periodically. This facility was renewed and the interest rate was changed to LIBOR plus 115 basis points with effect from March 25, 2013. As of December 31, 2013, the Company had unused facility of $18 million under this line of credit.

On May 10, 2011, the Company entered into a credit agreement with a bank for revolving credit commitments in an aggregate principal U.S. Dollar equivalent of $50.0 million, maturing on May 10, 2016. The proceeds are to be used for working capital and other general corporate purposes. This facility carries an interest rate of LIBOR plus 280 basis points. As of December 31, 2013, the Company had unused facility of $50.0 million under this revolving credit arrangement.

Term Loans

On April 3, 2012, Pan-Asia entered into an agreement for a secured term loan facility with a bank, in an aggregate principal U.S. Dollar equivalent of $265 million maturing on June 8, 2014. The borrowings under this facility carried an interest rate of LIBOR plus an applicable interest rate ranging from 280 basis points to 320 basis points and contained customary representations and warranties, events of default, affirmative and negative covenants. This facility was guaranteed by the Company and several of its 100% owned subsidiaries and was undertaken to finance Pan-Asia’s purchase of the remaining publicly traded equity shares of iGATE Computer. During the second quarter of 2013, the Company repaid the term loan and cancelled the bank guarantee. As of December 31, 2013, the Company has no outstanding amount under this term loan facility and accordingly expensed all unamortized debt issue costs.

On August 29, 2012, iTI, borrowed $70 million from a bank to finance the purchase of iAI. The loan matures on February 28, 2014, is repayable over a period of 18 months and carried an interest rate of LIBOR plus 340 basis points payable at the end of each month. During the fourth quarter of 2013, the Company repaid the term loan and has no outstanding amount under this term loan facility and accordingly expensed all unamortized debt issue costs.

On November 22, 2013, Pan-Asia entered into a credit arrangement for a secured term loan facility with a consortium of banks, in an aggregate principal $360 million, which was availed in two tranches, comprising of $270 million maturing 60 months from the utilization date of November 25, 2013, carrying an interest rate of LIBOR plus 325 basis points and $90 million maturing 9 months from the utilization date of November 25, 2013, carrying an interest of LIBOR plus 200 basis points. This facility was undertaken to pay down a portion of Senior Notes in May 2014. iTI, the immediate parent company of Pan-Asia, pledged 65% of its equity investment amounting to $298.1 million in Pan-Asia. The loan documents contain customary representations and warranties, events of default, affirmative, negative covenants and financial covenants and the loan was guaranteed by the

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

Company and several of its 100% owned subsidiaries. The facility also has a claw back provision to return the funds on demand, in the event of non utilization of the funds by June 30, 2014, to pay down a portion of Senior Notes. As of December 31, 2013, the Company was in compliance with all covenants associated with the aforementioned borrowings.

5.	Senior Notes

On April 29, 2011, the Company sold $770 million of 9.0% Senior Notes due May 1, 2016 (the “Notes”) through a private placement. On December 13, 2011, the Company issued a prospectus pursuant to a Registration Rights Agreement which granted the initial purchasers and any subsequent holders of the Senior Notes certain exchange and registration rights. The exchange offer was completed and, as of February 14, 2012, all the Senior Notes were tendered by the Note holders. These Senior Notes are now tradeable. The interest is payable semiannually in cash in arrears on May 1 and November 1 of each year, beginning on November 1, 2011. The Senior Notes are senior unsecured obligations of the Company, guaranteed by the Company’s domestic 100% owned subsidiaries, as identified in Note 23, with exceptions considered customary for such guarantees under which a subsidiary’s guarantee would terminate.

The terms of the Indenture governing the Senior Notes, among other things, limits the ability of the Company and its restricted subsidiaries to (i) incur additional indebtedness or issue certain preferred stock; (ii) pay dividends on, or make distributions in respect of, their capital stock or repurchase their capital stock; (iii) make certain investments or other restricted payments; (iv) sell certain assets; (v) create liens or use assets as security in other transactions; (vi) merge, consolidate or transfer or dispose of substantially all of their assets; and (vii) engage in certain transactions with affiliates. These covenants are subject to a number of important limitations and exceptions that are described in the Indenture. The Indenture also contains certain financial covenants relating to Consolidated Priority Debt Leverage Ratio and a Fixed Charge Coverage Ratio that the Company is required to comply with, when any of the above events occur. As of December 31, 2013, the Company is in compliance with the above mentioned ratios.At any time prior to May 1, 2014, the Company may redeem the Senior Notes in whole or in part, at its option, at a redemption price equal to 109% of the principal amount of such Senior Notes and accrued and unpaid interest, if any, to the redemption date. At any time and from time to time on or after May 1, 2014, the Company may redeem the Senior Notes, in whole or in part, at a redemption price equal to the percentage of principal amount set forth below plus accrued and unpaid interest to the redemption date:

12-Month period commencing	Percentage
On or after May 1, 2014	104.5%
On or after May 1, 2015 and thereafter	100.0%

Upon the occurrence of a change of control triggering event specified in the Indenture, the Company must offer to purchase the Senior Notes at a redemption price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase.

On November 22, 2013, Pan-Asia, a 100% owned subsidiary of the Company, entered into a credit agreement with a consortium of banks for a total commitment amount of $360 million to refinance a portion of the Company’s Senior Notes. Accordingly, the Company re-classified $360 million of its obligation towards the Senior Notes to current liabilities and the cash to restricted cash as the Company required under the credit agreement to use the proceeds of the loan to settle a portion of the Senior Notes in May 2014. As of December 31, 2013, the amortizable debt issuance cost was $17.6 million, of which $12.0 million is accounted for as prepaid expenses and other current assets and the remaining amount of $5.6 million as deposits and other

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

assets. These costs are being amortized to interest expense over the balance period of approximately two and half years using the effective interest method. The amount amortized was $6.4 million, $5.8 million and $3.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. Interest expense (including amortized debt issue costs) for the years ended December 31, 2013, 2012 and 2011 was $75.7 million, $75.1 million and $50.3 million, respectively.

6.	Investments

Short term investments are comprised of the following (in thousands):

	As of December 31, 2013
	Carrying Value	Unrealized Gain	Fair Value
Mutual Funds
Liquid mutual funds	$178,886	$2,345	$181,231
Fixed maturity plan funds	0	0	0
Certificate of deposits with banks and others	0	0	0
Fixed deposits with banks	170	0	170

	$179,056	$2,345	$181,401

	As of December 31, 2012
	Carrying Value	Unrealized Gain	Fair Value
Mutual Funds
Liquid mutual funds	$458,310	$8,158	$466,468
Fixed maturity plan funds	3,637	315	3,952
Certificate of deposits with banks and others	37,158	3,238	40,396
Fixed deposits with banks	0	0	0

	$499,105	$11,711	$510,816

Contractual maturities of short-term and other investments in available for sale securities as of December 31, 2013 was as follows (in thousands):

As of December 31, 2013

Due within one year	$181,401

Dividends from available for sale securities, gross realized gains, losses and proceeds from the sale of available for sale securities are as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Dividends	$0	$5,378	$11,058
Gross realized gains	33,334	21,438	3,700
Gross realized losses	0	(674)	(396)
Sale proceeds	1,622,117	1,623,627	555,726

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

The changes in the unrealized gain, net, on marketable securities carrying value for the years ended December 31, 2013 and 2012 are as follows (in thousands):

	Year Ended December 31,
	2013	2012
Unrealized gain on marketable securities at the beginning of the year	$11,711	$2,926
Reclassification into earnings on maturity	(33,334)	(20,764)
Net unrealized gain due to changes in the fair value	23,968	29,549

Unrealized gain on marketable securities at the end of the year	$2,345	$11,711

7.	Allowance for doubtful accounts

The following table provides details of the allowance for doubtful accounts as recorded by the Company (in thousands):

As of December 31,	Balance at the beginning of the year	Additions on acquisition	Additions	Write offs	Balance at the end of the year
2011	$934	$3,485	$984	$(1,389)	$4,014
2012	$4,014	$0	$1,828	$(172)	$5,670
2013	$5,670	$0	$552	$(2,119)	$4,103

8.	Derivative instruments and hedging activities

The following table presents information related to foreign exchange derivative contracts:

OUTSTANDING CASH FLOW HEDGE TRANSACTIONS QUALIFYING FOR HEDGE ACCOUNTING (in thousands)

	As of December 31,
	2013	2012
Foreign Exchange Forward Contracts USD	$94,300	$167,000
Foreign Exchange Forward Contracts CAD	$13,160	$30,663
Foreign Exchange Forward Contracts GBP	$14,041	$8,082

OUTSTANDING FAIR VALUE HEDGE TRANSACTIONS NOT QUALIFYING FOR HEDGE ACCOUNTING (in thousands)

	As of December 31,
	2013	2012
Foreign Exchange Option Contracts USD	$0	$5,000
Foreign Exchange Forward Contracts USD	$0	$64,150
Foreign Exchange Forward Contracts JPY	$0	$3
Foreign Exchange Forward Contracts GBP	$12,059	$8,566

The foreign exchange derivative contracts mature generally within twelve (12) months.

The Company had entered into foreign exchange forward contracts to hedge the risk of changes in the foreign exchange rates on its foreign currency denominated investments classified as available-for-sale securities which qualified as effective fair value hedges and the hedge effectiveness assessment was done on the basis of

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

spot to spot changes in foreign exchange rates. Accordingly, as per ASC 320 and 815, the changes in the fair value of the available-for-sale security amounted to a realized loss of $6.7 million along with a realized gain of $5.7 million on the above designated foreign exchange forward contract which is recognized as part of foreign exchange gain or loss in the consolidated statements of income.

The effect of derivative instruments on the Consolidated Statements of Income for the year ended December 31, 2013 (in thousands):

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) recognized in OCI on Derivative	Location of Gain (Loss) reclassified from Accumulated OCI into Income	Amount of Gain (Loss) reclassified from Accumulated OCI into Income	Location of Gain (Loss) recognized in Income on Derivative	Amount of Gain (Loss) recognized in Income Statement
	(Effective Portion) December 31, 2013	(Effective Portion) December 31, 2013		(Ineffective Portion and amount excluded from effectiveness testing) December 31, 2013

Foreign Exchange Contracts	$(7,241)	Foreign exchange gain (loss), net	$(6,541)	Foreign exchange gain (loss), net	$837

The effect of derivative instruments on the Consolidated Statements of Income for the year ended December 31, 2012 (in thousands):

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) recognized in OCI on Derivative		Location of Gain (Loss) reclassified from Accumulated OCI into Income	Amount of Gain (Loss) reclassified from Accumulated OCI into Income	Location of Gain (Loss) recognized in Income on Derivative	Amount of Gain (Loss) recognized in Income Statement
	(Effective Portion) December 31, 2012		(Effective Portion) December 31, 2012		(Ineffective Portion and amount excluded from effectiveness testing) December 31, 2012

Foreign Exchange Contracts	$409	*	Foreign exchange gain (loss), net	$(31,341)	Foreign exchange gain (loss), net	$4,717

*	Includes deferred gain on settled rollover derivatives amounting to $8.4 million for the year ended December 31, 2012.

The effect of derivative instruments on the Consolidated Statements of Income for the year ended December 31, 2011 (in thousands):

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) recognized in OCI on Derivative	Location of Gain (Loss) reclassified from Accumulated OCI into Income	Amount of Gain (Loss) reclassified from Accumulated OCI into Income	Location of (Gain) Loss Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income Statement
	(Effective Portion) December 31, 2011	(Effective Portion) December 31, 2011		(Ineffective Portion and amount excluded from effectiveness testing) December 31, 2011

Foreign Exchange Contracts	$(33,214)	Foreign exchange gain (loss), net	$(1,322)	Foreign exchange gain (loss), net	$2,366

Derivatives not designated as hedging instruments (in thousands):

	Year Ended December 31,
	2013	2012	2011
Statement of Income
Foreign exchange gain (loss), net	$(5,424)	$(9,905)	$(880)

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

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

Information on the location and amounts of derivative fair values in the Consolidated Balance Sheets (in thousands):

Derivative Instruments – Foreign Exchange Derivative Contracts		As of
		December 31, 2013	December 31, 2012
Balance Sheet Location	Designated/Not Designated	Fair Value	Fair Value
Current Assets	Designated	$832	$780
	Not Designated	$4	$2

Current liabilities	Designated	$904	$607
	Not Designated	$5	$6,909

The estimated net amount of existing losses, net of taxes, as of December 31, 2013 that is expected to be reclassified from accumulated other comprehensive income (losses) into earnings within the next 12 months is $0.05 million.

The Company utilizes standard counterparty master agreements containing provisions for netting of certain foreign currency transaction obligations and for set-off of certain obligations in the event of insolvency of one of the parties to the transaction. This provision may reduce the Company’s potential loss resulting from the insolvency of counterparty and would also reduce the counterparty’s potential overall loss resulting from the insolvency of the Company. In the Consolidated Balance Sheets, the Company records the foreign exchange derivative assets and liabilities at gross fair value. The potential effect of netting foreign exchange derivative assets and liabilities under the counterparty master agreement was as follows (in thousands):

	Gross Amount presented in the Consolidated Balance Sheet	Potential effect of rights of set off	Net amount of recognized assets/liabilities
As of December 31, 2013:
Foreign exchange derivative assets	$836	$642	$194
Foreign exchange derivative liabilities	$909	$642	$267

As of December 31, 2012:
Foreign exchange derivative assets	$782	$105	$677
Foreign exchange derivative liabilities	$7,516	$105	$7,411

The Company mitigates the credit risk of these foreign exchange derivative contracts by transacting with highly rated counterparties in India which are major banks. As of December 31, 2013, the Company has evaluated the credit and non-performance risks associated with the counterparties and believes that the impact of the credit risk associated with the outstanding derivatives was insignificant.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

9.	Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (in thousands):

	As of December 31,
	2013	2012

Prepaid expenses	$7,786	$7,332
Advances	3,460	2,351
Debt issuance costs	14,484	8,113
Service tax receivable	15,021	11,659
Other current assets	3,741	2,255

	$44,492	$31,710

10.	Property and equipment, net

Property and equipment consist of the following (in thousands):

	As of December 31,
	2013	2012
Land	$6,036	$6,783
Buildings	93,558	104,810
Furniture and fixtures	58,501	57,985
Computer equipment	46,953	42,041
Software	21,142	19,613
Leasehold improvements	6,234	7,360
Vehicles	920	808
Leased assets	1,286	1,286

Property and equipment, gross	234,630	240,686
Less: Accumulated depreciation and amortization	108,084	97,577

	126,546	143,109
Capital work in progress	39,035	24,143

Property and equipment, net	$165,581	$167,252

Depreciation expense on property and equipment amounted to $24.7 million, $34.8 million and $30.9 million during the years ended December 31, 2013, 2012 and 2011, respectively, of which amortization on software amounted to $5.3 million, $6.8 million and $5.3 million during the years ended December 31, 2013, 2012 and 2011 respectively. Accumulated depreciation on leased assets amounted to $0.5 million and $0.7 million as of December 31, 2013 and 2012, respectively and accumulated amortization on software amounted to $15.1 million and $11.1 million as of December 31, 2013 and 2012, respectively.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

11.	Goodwill and intangible assets

The changes in the carrying value of goodwill for the years ended December 31, 2013 and 2012 (in thousands):

Amount
Goodwill as of December 31, 2011	$511,060
Foreign currency translation effect	(17,919)

Goodwill at December 31, 2012	493,141
Foreign currency translation effect	(54,250)

Goodwill as of December 31, 2013	$438,891

The changes in the carrying value of intangible assets for the years ended December 31, 2013 and 2012 (in thousands):

Amount
Intangible assets as of December 31, 2011	$160,706
Foreign currency translation effect	(4,723)
Amortization	(11,555)

Intangible assets as of December 31, 2012	144,428
Foreign currency translation effect	(14,628)
Amortization	(10,538)

Intangible assets as of December 31, 2013	$119,262

As of December 31, 2013, intangible assets are comprised of the following (in thousands):

Amount
Customer relationships	$189,844
Intellectual property rights	9,400
Foreign currency translation adjustments	(49,149)
Accumulated amortization	(30,833)

Intangible assets as of December 31, 2013	$119,262

As of December 31, 2013 and 2012, accumulated amortization expense related to Intellectual property rights amounted to $4.1 million and $2.6 million and customer relationship amounted to $26.7 million and $17.7 million. Intangible assets are amortized over the remaining weighted average period of 12.0 years. Intellectual property rights are amortized over the remaining weighted average period of 3.5 years. Customer relationship is amortized over their remaining useful life of 12.4 years. Amortization expense related to identifiable intangible assets was $10.5 million, $11.6 million and $7.8 million for the years ended December 31, 2013, 2012 and 2011, respectively. Future estimated annual amortization is as follows (in thousands):

2014	$10,512
2015	$10,962
2016	$11,332
2017	$10,899
2018	$10,063

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

12.	Leases

The Company leases certain networking components, office equipment and vehicles under capital leases which are secured by a lien of the underlying asset. Future minimum rental payments as of December 31, 2013 (in thousands):

Year ending December 31:
2014	$633
2015	351
2016	267
2017	158
2018	48

Total minimum lease payments	1,457
Less: amount representing future interest	251

Present value of minimum lease payments as of December 31, 2013	1,206
Less: current portion	513

Long-term capital lease obligations	$693

The Company conducts its operations using facilities under non-cancellable operating lease agreements that expire at various dates. Future minimum lease payments under these agreements are as follows (in thousands):

Year ending December 31:
2014	$9,799
2015	6,324
2016	5,346
2017	4,474
2018	3,470

Total minimum lease payments	$29,413

Rent expense under cancellable and non-cancellable operating leases was $13.9 million, $12.4 million and $9.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

13.	Deposits and other assets

Deposits and other assets consist of the following (in thousands):

	As of December 31,
	2013	2012

Deposits	$7,554	$6,742
Debt issuance costs	11,742	18,126
Other assets	5,634	504

	$24,930	$25,372

+iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

14.	Other accrued liabilities

Other accrued liabilities consist of the following (in thousands):

	As of December 31,
	2013	2012
Accrued expenses	$16,280	$19,494
Provision for expenses	22,163	18,359
Provision for volume discounts	19,874	16,767
Sales and other taxes	4,797	5,550
Interest	11,707	12,391
Other liabilities	4,964	6,447

	$79,785	$79,008

15.	Accumulated other comprehensive loss

The following table summarizes the allocation of total comprehensive income (loss) between iGATE common shareholders and non-controlling interest for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year ended December 31,
	2013			2012			2011
	iGATE common shareholders	Non- controlling interest	Total	iGATE common shareholders	Non- controlling interest	Total	iGATE common shareholders	Non- controlling interest	Total
Net income attributable to iGATE common shareholders	$97,875	$0	$97,875	$66,382	$0	$66,382	$29,019	$0	$29,019
Non-controlling interest	0	209	209	0	4,476	4,476	0	8,586	8,586
Other comprehensive income:
Change in fair value of marketable securities	(6,733)	6	(6,727)	5,615	0	5,615	1,505	482	1,987
Unrecognized actuarial gain (loss) on pension liability	1,202	5	1,207	(175)	0	(175)	166	32	198
Change in fair value of cash flow hedges	(493)	0	(493)	22,586	0	22,586	(19,295)	(3,617)	(22,912)
Loss on foreign currency translation	(106,508)	(1,905)	(108,413)	(44,689)	0	(44,689)	(195,352)	(40,176)	(235,528)

Total comprehensive income (loss)	$(14,657)	$(1,685)	$(16,342)	$49,719	$4,476	$54,195	$(183,957)	$(34,693)	$(218,650)

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

The changes in the balances of accumulated other comprehensive income (loss), by component, attributable to iGATE common shareholders, are summarized as follows for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2013			2012			2011
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Unrealized gain on Marketable securities:
Beginning balance	$11,711	$(3,436)	$8,275	$2,396	$(218)	$2,178	$673	$0	$673
Change in Non-controlling interests	0	0	0	530	(48)	482	0	0	0
Amount of gain (loss) recognized in other comprehensive income	23,866	(8,112)	15,754	29,549	(9,587)	19,962	4,500	(526)	3,974
Less: Amounts of gain (loss) reclassified from accumulated other comprehensive income	33,242	(10,755)	22,487	20,764	(6,417)	14,347	2,777	(308)	2,469

Current-period other comprehensive income (loss)	(9,376)	2,643	(6,733)	8,785	(3,170)	5,615	1,723	(218)	1,505

Ending balance	$2,335	$(793)	$1,542	$11,711	$(3,436)	$8,275	$2,396	$(218)	$2,178

Unrealized gain (loss) on cash flow hedges:
Beginning balance	$629	$(184)	$445	$(26,067)	$7,543	$(18,524)	$771	$0	$771
Change in Non-controlling interests	0	0	0	(5,054)	1,437	(3,617)	0	0	0
Amount of gain (loss) recognized in other comprehensive income	(7,205)	2,449	(4,756)	409	(133)	276	(28,095)	7,683	(20,412)
Less: Amounts of gain (loss) reclassified from accumulated other comprehensive income	(6,505)	2,242	(4,263)	(31,341)	9,031	(22,310)	(1,257)	140	(1,117)

Current-period other comprehensive income (loss)	(700)	207	(493)	31,750	(9,164)	22,586	(26,838)	7,543	(19,295)

Ending balance	$(71)	$23	$(48)	$629	$(184)	$445	$(26,067)	$7,543	$(18,524)

Actuarial gain (loss) relating to defined benefit plan:
Beginning balance	$(192)	$69	$(123)	$12	$8	$20	$(146)	$0	$(146)
Change in Non-controlling interests	0	0	0	44	(12)	32	0	0	0
Amount of gain (loss) recognized in other comprehensive income	1,832	(626)	1,206	(243)	71	(172)	175	6	181
Less: Amounts of gain (loss) reclassified from accumulated other comprehensive income	6	(2)	4	5	(2)	3	17	(2)	15

Current-period other comprehensive income (loss)	1,826	(624)	1,202	(248)	73	(175)	158	8	166

Ending balance	$1,634	$(555)	$1,079	$(192)	$69	$(123)	$12	$8	$20

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

	Year Ended December 31,
	2013			2012			2011
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Foreign currency translation:
Beginning balance	$(283,180)	$0	$(283,180)	$(198,315)	$0	$(198,315)	$(2,963)	$0	$(2,963)
Change in Non-controlling interests	0	0	0	(40,176)	0	(40,176)	0	0	0
Amount of gain (loss) recognized in other comprehensive income	(106,508)	0	(106,508)	(44,689)	0	(44,689)	(195,352)	0	(195,352)

Current-period other comprehensive income (loss)	(106,508)	0	(106,508)	(44,689)	0	(44,689)	(195,352)	0	(195,352)

Ending balance	$(389,688)	$0	$(389,688)	$(283,180)	$0	$(283,180)	$(198,315)	$0	$(198,315)

The following table summarizes the reclassifications out of accumulated other comprehensive income for the years ended December 31, 2013, 2012 and 2011 (in thousands):

Accumulated Other Comprehensive Income – Components	Line item in Statement of Income	Amount reclassified from Accumulated Other Comprehensive Income
		Year ended December 31,
		2013	2012	2011
Available-for-sale securities:
Sale of Securities	Other Income, net	$33,334	$20,764	$3,304
	Income tax expense	(10,786)	(6,417)	(366)
	Non-controlling interest, net of tax	(61)	0	(469)

	Reclassification into earnings	$22,487	$14,347	$2,469

Cash flow hedges:
Foreign exchange derivative contracts	Foreign exchange gain (loss), net	$(6,541)	$(31,341)	$(1,322)
	Income tax expense	2,254	9,031	147
	Non-controlling interest, net of tax	24	0	58

	Reclassification to earnings	$(4,263)	$(22,310)	$(1,117)

Pension and other defined benefit liability:
Amortization of actuarial gain (loss)	Cost of revenues	$6	$5	$16
	Income tax expense	(2)	(2)	(2)
	Non-controlling interest, net of tax	0	0	1

	Reclassification to earnings	$4	$3	$15

16.	Employee benefit plan

Defined Contribution Plan

The Company’s contribution to Provident Fund for the years ended December 31, 2013, 2012 and 2011 was $8.3 million, $8.4 million and $6.3 million, respectively.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

Defined Benefit Plan

The Company provides for gratuity, a defined benefit retirement plan covering eligible employees in India. Liabilities with regard to the plan are determined by actuarial valuation. The following table sets forth the net periodic cost recognized in respect of such plans (in thousands):

	Year Ended December 31,
	2013	2012	2011
Net periodic gratuity plan cost
Service cost	$2,357	$3,082	$2,085
Interest cost	1,263	1,070	820
Expected return on plan asset	(857)	(777)	(612)
Recognized net actuarial loss	(5)	4	16

Net periodic plan cost for the year	$2,758	$3,379	$2,309

Change in benefit obligation (in thousands):

	As of December 31,
	2013	2012
Projected benefit obligation at the beginning of the year	$14,103	$11,482
Service cost	2,357	3,082
Actuarial (gain) loss	(1,853)	821
Interest cost	1,263	1,070
Benefits paid	(1,533)	(1,854)
Effect of exchange rate changes	(1,566)	(498)

Projected benefit obligation at the end of the year	$12,771	$14,103

Accumulated benefit obligation	$8,975	$7,525

Change in fair value of plan assets (in thousands):

	As of December 31,
	2013	2012
Fair value of plan assets at the beginning of the year	$12,693	$9,586
Employer contributions	1,793	4,370
Actual return on plan assets	876	1,036
Benefits paid	(1,533)	(1,854)
Effect of exchange rate changes	(1,458)	(445)

Fair value of plan assets at the end of the year	$12,371	$12,693

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

Funded status (in thousands):

	As of December 31,
	2013	2012
Funded Status	$(400)	$(1,410)

Amounts recognized in the consolidated balance sheets consists of:
Gratuity Liability (included in ‘Accrued payroll and related costs)	$113	$142
Gratuity Liability (included in ‘Other long-term liabilities’)	913	1,268
Gratuity Asset (included in ‘Deposits and other assets’)	(626)	0

	$400	$1,410

The weighted average assumptions used in accounting for the Gratuity Plan for the years ended December 31, 2013, 2012 and 2011 are presented below:

	Year ended December 31,
	2013	2012	2011
Discount rate	9.3%	8.9%	9.8%
Rate of increase in compensation per annum	10% - 2 years 8% - next 3 years 6% - thereafter	12% - 5 years 10% - thereafter	12% - 5 years 10% - thereafter
Expected long term rate of return on plan assets per annum	7.5%	8.9%	9.8%

iGATE Computer’s (currently merged with iGATE Global), weighted average assumption used in accounting for the Gratuity Plan for the years ended December 31, 2012 and 2011 were as follows:

	Year ended December 31,
	2012	2011
Discount rate	9.8%	10.05%
Rate of increase in compensation per annum	10% - 2 years 8% - next 3 years 6% - thereafter	10% - 2 years 8% - next 3 years 6% - thereafter
Expected long term rate of return on plan assets per annum	7.5%	7.5%

The Company evaluates these assumptions annually based on its long-term plans of growth and prevalent industry standards. The estimates of future salary increases, considered in the actuarial valuation, takes account of historical compensation increases, inflation rate, seniority, promotions and other relevant factors such as supply and demand factors in the employment market. The discount rate is based on the corporate bond rates in India. The expected rate of return on the plan assets has been determined considering the plan asset allocation, historical rates of return earned on such plan assets and current market trends. Plan assets are primarily invested in long-term fixed income securities and to a lesser extent in money market funds.

Unrecognized actuarial gains and losses are immediately recognized in accumulated other comprehensive income and subsequently, accumulated gains and losses over and above the 10% corridor are recognized, systematically over the expected working lives of the employees, as an income or expense component of net periodic benefit cost.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

The following benefit payments reflect expected future service, as appropriate, which are expected to be paid during the years shown (in thousands):

Year ending December 31,	Amount
2014	$2,984
2015	$3,347
2016	$3,493
2017	$3,601
2018	$3,711
2019-2023	$14,252

Investment strategy — The objective is to ensure that the defined benefit plan assets will be sufficient to fund the defined benefit obligations in the long-term and to meet the current defined benefit obligations while simultaneously managing the risk. The plan assets are invested in debt funds.

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

The contribution towards accumulated benefit obligation that is likely to be made in the next twelve months is $2.5 million. As of December 31, 2013, the pretax amounts in accumulated other comprehensive loss not yet recognized as a component of net periodic plan costs consists of actuarial gain of $1.5 million. The estimated actuarial gain that will be amortized from other comprehensive loss in net periodic plan cost in the next 12 months is $0.2 million.

Director pension benefit

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

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

With regard to the founder director’s pension plan, the following table sets forth the plan’s net periodic pension cost components (in thousands):

	Year Ended December 31, 2013	Year Ended December 31, 2012	May 16, 2011 through December 31, 2011
Net periodic pension cost
Interest cost	$69	$69	$97
Expected return on plan assets	(59)	0	0
Amortization of Actuarial (gain)	(1)	0	0

Net periodic pension cost for the period	$9	$69	$97

With regard to former founder director’s pension plan, the following tables set forth the plan’s funded status and amounts recognized in the Company’s consolidated balance sheet (in thousands):

Change in benefit obligation (in thousands):

	As of December 31,
	2013	2012
Projected benefit obligation at the beginning of the year	$1,048	$1,111
Interest cost	69	69
Effect of exchange rate changes	(120)	(133)
Actuarial loss (gain)	0	1

Projected benefit obligation at the end of the year	$997	$1,048

Accumulated benefit obligation	$997	$1,048

Change in fair value of plan assets (in thousands):

	As of December 31,
	2013	2012
Fair value of plan assets at the beginning of the year	$975	$986
Actual return on plan assets	121	24
Effect of exchange rate changes	(114)	(35)

Fair value of plan assets at the end of the year	$982	$975

Funded status (in thousands):

	As of December 31,
	2013	2012
Funded Status	$(15)	$(73)

Amounts recognized in the consolidated balance sheets consists of:
Pension Liability (included in ‘Other long-term liabilities’)	$15	$73

	$15	$73

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

Key weighted average assumptions used to determine benefit obligation for the former founder director’s pension plan were as follows:

	Year ended December 31,
	2013	2012
Discount rate	7.0%	7.0%
Expected rate of return on plan assets per annum	6.3%	6.3%

The Plan asset is invested with Life Insurance Corporation of India which in turn has invested the funds in Government Security funds and is classified as Level 2.

The expected benefit payments for next ten years are as follows (in thousands):

Amount
2014	$0
2015	$0
2016	$41
2017	$99
2018	$99
2019-2023	$495

As of December 31, 2013, the pretax amounts in accumulated other comprehensive loss, not yet recognized as a component of net periodic pension costs consists of actuarial gain of $0.14 million. The estimated actuarial gain that will be amortized from other comprehensive loss in net periodic pension cost in next 12 months is $0.0 million.

17.	Stock-based Compensation

Stock-based compensation cost in cost of revenues for the years ended December 31, 2013, 2012 and 2011 was $6.4 million, $4.1 million and $2.3 million, respectively. Stock-based compensation cost included within selling, general and administrative expenses for the years ended December 31, 2013, 2012 and 2011 was $8.4 million, $8.2 million and $8.4 million, respectively. The Company has recognized total tax benefit associated with its stock-based compensation arrangements for the years ended December 31, 2013, 2012 and 2011 of $2.0 million, $0.8 million and $1.6 million, respectively.

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

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

A summary of the stock option and restricted stock activity is presented below:

1996 Plan	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Options outstanding at December 31, 2010	23,750	$4.16
Exercised	(5,000)	5.58
Lapsed and forfeited	0

Options outstanding at December 31, 2011	18,750	$3.78
Exercised	0
Lapsed and forfeited	0

Options outstanding at December 31, 2012	18,750	$3.78
Exercised	0
Lapsed and forfeited	(18,750)	3.78

Options outstanding at December 31, 2013	0	$0.00	0.00	$0.00

Options vested at December 31, 2013	0	$0.00	0.00	$0.00

Options exercisable at December 31, 2013	0	$0.00	0.00	$0.00

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

On May 25, 2006, the 2006 iGATE Corporation Stock Incentive Plan (the “2006 Plan” and together with the 1996 Plan, the “iGATE Plans”) was approved by the Company’s shareholders. The 2006 Plan replaced the expired 1996 Plan. Revisions were made primarily to address changes in applicable law since the year 2000. The 2006 Plan provides that up to 14.7 million shares of the Company’s common stock shall be allocated for issuance to officers, employees, directors and consultants of the Company and its subsidiaries. As of December 31, 2013, there were 5.8 million shares of common stock available for issuance under the 2006 Plan.

2006 Plan	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Options outstanding at December 31, 2010	2,468,884	$6.46
Granted	218,000	15.76
Exercised	(164,603)	4.15
Lapsed and forfeited	(140,811)	11.47

Options outstanding at December 31, 2011	2,381,470	$7.18
Granted	606,651	15.58
Exercised	(423,298)	5.22
Lapsed and forfeited	(218,630)	12.49

Options outstanding at December 31, 2012	2,346,193	$9.20
Granted	806,323	17.82
Exercised	(575,481)	7.67
Lapsed and forfeited	(778,106)	5.85

Options outstanding at December 31, 2013	1,798,929	$15.00	7.81	$45.26

Options vested and expected to vest at December 31, 2013	1,741,647	$14.93	7.77	$43.95

Options exercisable at December 31, 2013	492,432	$10.40	5.51	$14.66

2006 Plan	Restricted Stock	Weighted Average Fair Value
Unvested at December 31, 2010	939,603	$7.12
Granted	2,008,311	17.25
Vested	(310,080)	8.07
Lapsed and forfeited	(61,158)	10.37

Unvested at December 31, 2011	2,576,676	$14.84
Granted	800,750	16.05
Vested	(413,677)	6.30
Lapsed and forfeited	(267,079)	16.54

Unvested at December 31, 2012	2,696,670	$16.34
Granted	1,387,238	19.69
Vested	(319,265)	12.45
Lapsed and forfeited	(1,033,522)	17.92

Unvested at December 31, 2013	2,731,121	$17.92

Total available for future grant	5,778,939

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

Options under the iGATE Plans generally expire ten years from the date of the original grant or earlier if an option holder ceases to be employed by or associated with the Company for any reason.

Restricted stock grants under the iGATE Plans generally vest over a four year period. Upon vesting, these shares have voting rights.

The total intrinsic value of options exercised during 2013, 2012 and 2011 was $9.5 million, $5.3 million and $2.0 million, respectively. The grant date fair value of stock options vested during 2013, 2012 and 2011 was $6.0 million, $4.5 million and $6.5 million, respectively.

As of December 31, 2013, approximately $27.3 million of unrecognized compensation cost is expected to be recognized for the unvested options and restricted stock awards. This expense is expected to be recognized over a weighted-average period of approximately 2.0 years as of December 31, 2013.

2006 Plan

Options Outstanding				Options Exercisable
Range of Exercise Price	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
$ 0.01 - $ 6.55	39,016	3.22	$3.91	35,236	$4.32
$ 6.66 - $ 6.66	240,000	5.50	$6.66	192,000	$6.66
$ 6.81 - $11.67	189,003	5.34	$10.21	147,253	$9.97
$ 14.19 - $14.19	440,500	9.39	$14.19	0	$0.00
$ 14.41 - $15.70	24,394	7.27	$14.64	14,394	$14.80
$ 15.89 - $15.89	340,500	8.35	$15.89	0	$0.00
$ 15.91 - $18.37	194,733	7.98	$17.53	37,788	$17.50
$ 18.63 - $27.10	310,281	8.66	$23.53	65,761	$20.47
$ 27.59 - $27.59	19,000	9.77	$27.59	0	$0.00
$28.30 - $28.30	1,502	9.74	$28.30	0	$0.00

$ 0.01 - $28.30	1,798,929	7.81	$15.00	492,432	$10.40

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

The Company also issued 1.5 million performance based restricted awards to certain members of the Company including the Chief Executive Officer. These awards will vest only if the Company attains specified twelve-month trailing adjusted EBITDA (“Target EBITDA”) goals at any fiscal quarter end during the performance measurement period ending June 30, 2017. If the Company achieves its maximum twelve-month adjusted EBITDA (“Maximum EBITDA”) goal at any eligible fiscal quarter end within the performance period, two times the target number of shares will vest. In the event that the Company attains trailing adjusted EBITDA

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

between the Target EBITDA and the Maximum EBITDA, the aggregated number of performance shares will be prorated. The stock-based compensation expense recorded relating to these grants amounted to $4.2 million, $4.1 million and $2.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Post merger of iGATE Computer with iGATE Global, the outstanding vested stock options of iGATE Computer as of January 1, 2013 were 0.4 million out of which 0.2 million stock options were cancelled and 0.1 million stock options were exercised and converted to iGATE Global shares and the remaining 0.1 million stock options were settled in cash on receipt of the waiver letters from the option holders.

The weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

Year Ended December 31, 2013	iGATE
Weighted average fair values of options granted during 2013	$7.10
Risk-free interest rate	1.07%
Expected dividend yield	0.0%
Expected life of options	4.21 years
Expected volatility rate	49.13%

Year Ended December 31, 2012
Weighted average fair values of options granted during 2012	$8.559
Risk-free interest rate	0.65%
Expected dividend yield	0.0%
Expected life of options	4.34 years
Expected volatility rate	66.11%

Year Ended December 31, 2011
Weighted average fair values of options granted during 2011	$9.063
Risk-free interest rate	1.65%
Expected dividend yield	0.0%
Expected life of options	4.39 years
Expected volatility rate	73.59%

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

18.	Earnings per share

Earnings per share for the common stock, unvested restricted stock and the Series B Preferred Stock under the two class method are presented below (dollars and shares in thousands, except per share data):

	Year ended December 31,
PARTICULARS	2013	2012	2011
Net income attributable to iGATE common shareholders	$97,875	$66,382	$29,019
Add: Dividend on Series B Preferred Stock	31,403	29,047	22,147

	$129,278	$95,429	$51,166
Less: Dividends on
Series B Preferred stock [A]	31,403	29,047	22,147

Undistributed Income	$97,875	$66,382	$29,019

Allocation of Undistributed Income:
Common stock [B]	$72,597	$50,020	$22,157
Unvested restricted stock [C]	28	39	84
Series B Preferred stock [D]	25,250	16,323	6,778

	$97,875	$66,382	$29,019

Shares outstanding for allocation of undistributed income:
Common stock	58,438	57,543	56,706
Unvested restricted stock	23	45	214
Series B Preferred stock	20,325	18,778	17,347

	78,786	76,366	74,267

Weighted average shares outstanding :
Common stock [E]	58,015	57,183	56,523
Unvested restricted stock [F]	23	45	217
Series B Preferred stock [G]	20,325	18,778	17,347

	78,363	76,006	74,087

Weighted average common stock outstanding	58,015	57,183	56,523
Dilutive effect of stock options and restricted shares outstanding	1,815	1,638	1,420

Dilutive weighted average shares outstanding [H]	59,830	58,821	57,943

Distributed earnings per share:
Series B Preferred stock [I=A/G]	$1.55	$1.55	$1.28
Undistributed earnings per share:
Common stock [J=B/E]	$1.25	$0.87	$0.39
Unvested restricted stock [K=C/F]	$1.25	$0.87	$0.39
Series B Preferred stock [L=D/G]	$1.25	$0.87	$0.39
Basic earnings per share from operations:
Common stock [J]	$1.25	$0.87	$0.39
Unvested restricted stock [K]	$1.25	$0.87	$0.39
Series B Preferred stock [I+L]	$2.80	$2.42	$1.67
Diluted earnings per share from operations [[B+C]/H]	$1.21	$0.85	$0.38

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

The number of outstanding options to purchase common shares for which the option exercise prices exceeded the average market price of the common shares aggregated 0.2 million, 0.6 million and 0.5 million shares for the years ended December 31, 2013, 2012 and 2011, respectively. These options were excluded from the computation of diluted earnings per share under the treasury stock method. The number of shares of outstanding Series B Preferred Stock for which the earnings per share exceeded the earnings per share of common stock aggregated to 20.3 million, 18.8 million and 17.3 million shares for the years ended December 31, 2013, 2012 and 2011, respectively. These shares were excluded from the computation of diluted earnings per share as they were anti-dilutive.

19.	Other Income, net

Components of other income, net are as follows (in thousands):

	Year ended December 31,
	2013	2012	2011
Investment income	$33,334	$26,142	$14,362
Interest income	3,080	1,755	378
Gain (loss) on sale of fixed assets	2,230	28	(51)
Forfeiture of vested stock options	3,005	0	0
Other	2,996	566	1,205

Other income, net	$44,645	$28,491	$15,894

20.	Income taxes

The components of income (loss) from continuing operations before income taxes, as shown in the accompanying consolidated statements of income, consists of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
Income (loss) before income taxes:
Domestic	$40,441	$11,685	$(10,095)
Foreign	139,769	119,223	94,367

Income from continuing operations before income taxes	$180,210	$130,908	$84,272

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

The expense (benefit) for income taxes from continuing operations consists of the following (in thousands):

	Year ended December 31,
	2013	2012	2011
Current expense:
Federal	$8,483	$9,378	$6,168
State	3,326	1,699	773
Foreign	37,656	36,247	19,833

Total current expense	$49,465	$47,324	$26,774

Deferred (benefit) expense:
Federal	2,649	(3,635)	2,050
State	549	(677)	354
Foreign	(2,434)	(12,413)	(4,960)

Total deferred expense (benefit)	764	(16,725)	(2,556)

Total income tax expense	$50,229	$30,599	$24,218

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes from continuing operations is as follows (in thousands):

	Year ended December 31,
	2013		2012		2011
Income taxes computed at the federal statutory rate	$63,074	35.0%	$45,818	35.0%	$29,496	35.0%
State income taxes, net of federal tax benefit	2,710	1.5	598	0.5	733	0.9
Benefit for untaxed foreign income, subject to tax holiday	(6,368)	(3.5)	(8,293)	(6.3)	(10,740)	(12.7)
Foreign taxes at other than U.S. statutory rate	(2,318)	(1.3)	(1,222)	(0.9)	2,888	3.4
Acquisition expenses	0	0.0	0	0	1,274	1.5
Un-benefited tax losses	302	0.2	1,595	1.2	756	0.9
Reversal of reserves on expiry of statute limitation, net	(6,211)	(3.4)	(7,014)	(5.3)	(7,648)	(9.1)
Change in valuation allowance	(2,665)	(1.5)	(2,754)	(2.2)	2,973	3.5
Non deductible expenses	2,690	1.5	2,759	2.1	3,306	3.9
Merger impact	(4,121)	(2.3)	0	0	0	0
Effect on deferred taxes from enacted tax rates	3,070	1.7	0	0	0	0
Other - net	66	0.0	(888)	(0.7)	1,180	1.4

	$50,229	27.9%	$30,599	23.4%	$24,218	28.7%

Under the Indian Income-tax Act, 1961, iGATE Global was eligible to claim a tax holiday for 10 consecutive assessment years on profits derived from the export of software services from divisions registered under the Software Technology Parks (“STPs”) at Bangalore, Chennai and Noida. The tax holiday ceased to exist from March 31, 2011 with respect to all the units located in STPs, which resulted in income tax benefits of $3.2 million for the year ended December 31, 2011. Non-operating income, such as interest income and capital gains income along with operating income to the extent of expiry of tax holiday were not included in the tax holiday, and had been considered as part of our income tax provision.

Under the Indian Income-tax Act, 1961, iGATE Global is eligible to claim income tax holiday on profits derived from export of software services from the divisions registered under the Special Economic Zones (“SEZs”). Profits derived from export of the software services from these divisions registered under the SEZ scheme are eligible for 100% of tax holiday during the initial five consecutive assessment years followed by 50% for the subsequent ten consecutive assessment years from the date of commencement

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

of operations by the respective SEZ. Effective, April 1, 2013, one of the divisions registered under SEZ scheme has completed its first five years of 100% tax holiday and would be claiming 50% of tax holiday for the next ten years. For the years ended December 31, 2013, 2012 and 2011, the tax holiday benefits were $6.4 million, $8.3 million and $7.4 million, respectively. This tax relief holiday will begin to expire from March 2023 through 2028.

The basic earnings per share effect of the tax holiday is $0.11, $0.15 and $0.19 for the years ended December 31, 2013, 2012 and 2011, respectively. The diluted earnings per share effect of the tax holiday is $0.11, $0.14 and $0.18 for the years ended December 31, 2013, 2012 and 2011, respectively.

The Company conducts its business globally, and, as a result, the Company and some of its subsidiaries file income tax returns in India, the U.S. and various foreign jurisdictions. The tax years ended March 31, 2002 to March 31, 2013 remains open to examination by the Indian tax authorities. The Company is no longer subject to U.S. federal tax examinations by tax authorities for years before 2010 with regard to the Company’s U.S. branch and with regard to the Company’s U.S. entities.

The components of the deferred tax assets and liabilities were as follows (in thousands):

	As of December 31,
	2013	2012
Deferred tax assets:
Allowance for doubtful accounts and employee advances	$1,098	$1,268
Accrued vacation and bonuses	15,916	15,104
Depreciation	0	1,648
Stock-based compensation	2,548	3,534
Foreign currency translation adjustments	779	770
Capital losses carried forward	20,880	11,400
Deferred revenue	0	1,274
Deferred compensation	67	0
Net operating loss carryovers	19,049	17,180
Minimum Alternate tax	21,371	34,015
Unrealized loss on derivatives	25	904
Accrued restructuring changes	1,479	153
Other	403	430
Valuation allowance	(41,832)	(29,094)

Total deferred tax assets (A)	41,783	58,586

Deferred tax liabilities:
Amortization of acquired intangibles	(30,638)	(35,357)
Amortization of tangibles	(21)	(253)
Unrealized gain	(777)	(3,382)
Deferred revenue	(1,295)	0
Depreciation	(25,381)	(29,798)

Total deferred tax liabilities (B)	(58,112)	(68,790)

Net deferred tax (liability) (A-B)	(16,329)	(10,204)

Short term deferred tax asset	10,235	14,655
Long term deferred tax asset	15,153	30,635
Long term deferred tax (liability)	(41,717)	(55,494)

Net deferred tax asset (liability)	$(16,329)	$(10,204)

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

The Company has not provided for U.S. deferred income taxes or foreign withholding tax of approximately $136.8 million on basis differences in certain of its non-U.S. subsidiaries that result primarily from undistributed earnings of $391.4 million which the Company intends to reinvest indefinitely. Determination of the deferred income tax liability on these basis differences is subjective and dependent on circumstances existing if and when remittance occurs.

The U.S. tax jurisdiction has approximately $127.8 million of state and $16.0 million of federal net operating losses (“NOL”) available to offset future state and federal taxable income. All of these losses are due to expire by 2033. The significant foreign NOL carry forwards comprise of $11.9 million attributable to U.K. and $3.3 million attributable to Singapore which can be carried forward indefinetly for these jurisdictions and $4.9 million attributable to Mexico which can be carried forward for ten years from the year of incurring the loss.

As of December 31, 2013, the Company has a Minimum Alternate Tax (MAT) credit carry forward of $21.4 million which will begin to expire from March 2020. The Company in its India and U.S. jurisdiction has a $59.2 million and $ 18.7 million of capital losses carry forward, when tax effected will be $13.4 million and $7.5 million for India and U.S. jurisdictions, respectively. For the India jurisdiction such losses will expire in March 2021 and for the U.S. jurisdiction such losses will expire within 5 years from the date of realization of such loss. The Company has recorded full valuation allowance against the capital losses carry forward since it is not more likely than not that the Company will have long term capital gains in the near future.

The Company has established a partial valuation allowance against its deferred tax assets, due to uncertainty regarding their future realization in the respective jurisdictions. In assessing the realizability of its deferred tax assets, management considers the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), projected future taxable income, and tax planning strategies. As a result, the Company has created a valuation allowance for deferred tax assets at entities or units that have been unprofitable and where it believes that such assets may not be utilized in the near term.

The change in the total valuation allowance for deferred tax assets as of December 31, 2013, 2012 and 2011 is as follows (in thousands):

	As of December 31,
	2013	2012	2011
Opening valuation allowance	$29,094	$36,835	$21,339
Movement during the year	12,738	(7,741)	15,496

Closing valuation allowance	$41,832	$29,094	$36,835

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

Uncertain Tax Positions:

As of December 31, 2013, 2012 and 2011, amounts of $16.6 million, $22.1 million and $30.2 million respectively, constitute the unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	As of December 31,
	2013	2012	2011
Beginning Balance	$22,078	$30,224	$0
Additions on acquisition	0	0	34,819
Additions based on the current period tax positions	0	127	4,256
Additions based on prior period tax positions	2,251	571	0
Refund/(Settlement)	0	0	(243)
Reduction based on current period tax positions	0	(526)	0
Reductions for tax positions due to lapse of statute of limitations	(7,665)	(8,266)	(8,346)
Foreign currency translation effect	(95)	(52)	(262)

Ending Balance	$16,569	$22,078	$30,224

The Company recognizes interest related to uncertain tax positions within the interest expense line in the consolidated statements of income. The U.S. branch of Indian subsidiary has interest expense of $0.2 million, $0.4 million and $0.5 million related to uncertain tax positions for the year ended December 31, 2013, 2012 and 2011, respectively. The total amount of accrued interest in the consolidated balance sheets amounted to $0.7 million and $0.9 million as of December 31, 2013 and 2012, respectively. There are no penalties as of December 31, 2013, 2012 and 2011. During the current year, a net amount of $6.6 million was reversed by the U.S. branch of Indian subsidiary (the former iGATE Computer) on account of expiration of the statute of limitations relating to year ended March 2010.

As of December 31, 2013, the Company had $13.9 million of net unrecognized tax benefits arising out of the tax positions which would affect the effective tax rate, if recognized. The nature of the events that would cause the change to the reserves will be mainly due to the expiry of the statute of limitation in U.S. Although, it would be difficult to anticipate the final outcome on timing of resolution of any particular uncertain tax position, the Company believes that the total amount of unrecognized tax benefits will be decreased by $7.6 million during the next 12 months due to expiration of statute of limitation.

21.	Segment information

The Company’s Chief Executive Officer, who is also the Chief Operating Decision Maker, has recently regrouped the organization into vertical-based business units to bring in more industry knowledge and solutions, increase the depth and accountability to the business. However, the Company does not have discrete financial information as per the requirements of ASC 280 and as a result segment information is not presented.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

Revenues based on the location of the customer and fixed assets by geographic area consisted of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
Revenues:
United States	$802,147	$758,040	$514,576
Canada	122,169	104,012	114,509
EMEA(1)	155,521	142,473	98,384
Asia Pacific	71,088	69,405	52,177

Total revenues	$1,150,925	$1,073,930	$779,646

	As of December 31,
	2013	2012
Fixed assets:
United States	$4,859	$4,109
Canada	20	2,095
EMEA(1)	1,114	928
Asia Pacific, principally India	159,588	160,120

Total fixed assets	$165,581	$167,252

(1)	Comprises Europe, Middle East and African countries.

The following is a concentration of revenues greater than 10% for the periods shown:

Particulars	2013	2012	2011
General Electric Company (“GE”)	13%	13%	12%
Royal Bank of Canada (“RBC”)	11%	11%	15%

The Company accounts for multiple contracts (statement of works) with RBC and GE as separate arrangements, since each of these arrangements are negotiated separately. The receivables from these customers comprised 24% and 21% of accounts receivable, net and unbilled revenue as of December 31, 2013 and 2012, respectively.

22.	Related party transactions

As of December 31, 2013, Sunil Wadhwani and Ashok Trivedi directly and indirectly own 18.0% and 17.7% of the outstanding share capital of the Company. Viscaria Limited (Series B Preferred Stock holder), a company backed by funds advised by Apax Partners LLP and Apax Partners, L.P., holds 27.7% of the outstanding share capital of the Company on an as converted basis as of December 31, 2013. The Company rendered services to the entities of Principal Owners and recognized revenue of $11.9 million, $0 million and $0.9 million for the years ended December 31, 2013, 2012 and 2011, respectively. The outstanding receivable from such entities are $4.1 million and $0 million as of December 31, 2013 and 2012, respectively.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

23.	Guarantor Subsidiaries — Supplemental consolidating financial information

In connection with the iGATE Computer Acquisition, the Company issued the Senior Notes which are the senior unsecured obligations of the Company. The Senior Notes are guaranteed by the Company’s 100% owned domestic subsidiaries iTI, iGATE Inc., and iGATE Holding Corporation (collectively, the “Guarantors”). In accordance with the terms of the second supplemental indenture dated September 30, 2012, iAI was included as a guarantor to the Senior Notes with effect from September 1, 2012. Subsequently on December 31, 2012, as part of an integration process, iAI along with PTS, were merged into iTI. The Company has not included separate financial statements of the Guarantors because they are 100% owned by the Company, the guarantees issued are full and unconditional, and the guarantees are joint and several. There are customary exceptions in the Indenture under which a subsidiary’s guarantee would terminate namely:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

Consolidating financial information for the Company and the Guarantors are as follows (in thousands):

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2013

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$0	$82,497	$122,339	$0	$204,836
Restricted cash	0	360,000	0	0	360,000
Short-term investments	0	0	181,401	0	181,401
Accounts receivable, net	0	87,110	70,795	0	157,905
Unbilled revenues	0	29,309	32,115	0	61,424
Prepaid expenses and other current assets	11,997	3,693	28,802	0	44,492
Prepaid income taxes	0	797	41	0	838
Deferred tax assets	0	3,163	7,072	0	10,235
Foreign exchange derivative contracts	0	0	836	0	836
Intercorporate loan	360,000	0	0	(360,000)	0
Receivable from related parties	0	1,618	2,428	0	4,046
Receivable from group companies	21,332	0	24,952	(46,284)	0

Total current assets	393,329	568,187	470,781	(406,284)	1,026,013
Investment in subsidiaries	460,955	545,412	0	(1,006,367)	0
Intercorporate loan	410,000	2,476	0	(412,476)	0
Deposits and other assets	5,596	1,084	18,250	0	24,930
Prepaid income taxes	0	0	32,160	0	32,160
Property and equipment, net	0	2,291	163,290	0	165,581
Leasehold land	0	0	76,732	0	76,732
Deferred tax assets	0	15,054	99	0	15,153
Goodwill	0	1,026	437,865	0	438,891
Intangible assets, net	0	130	119,132	0	119,262

Total assets	$1,269,880	$1,135,660	$1,318,309	$(1,825,127)	$1,898,722

LIABILITIES, REDEEMABLE NON- CONTROLLING INTEREST, PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$0	$1,834	$7,434	$0	$9,268
Line of credit	0	0	52,000	0	52,000
Senior Notes	360,000	0	0	0	360,000
Term loans	0	0	90,000	0	90,000
Accrued payroll and related costs	0	19,086	38,007	0	57,093
Other accrued liabilities	11,550	24,012	44,223	0	79,785
Accrued income taxes	0	0	5,802	0	5,802
Foreign exchange derivative contracts	0	0	909	0	909
Deferred revenue	0	8,917	8,859	0	17,776
Intercorporate loan	0	360,000	0	(360,000)	0
Payable to group companies	0	26,446	19,838	(46,284)	0

Total current liabilities	371,550	440,295	267,072	(406,284)	672,633
Other long-term liabilities	0	165	3,367	0	3,532
Senior Notes	410,000	0	0	0	410,000
Term loans	0	0	270,000	0	270,000
Accrued income taxes	0	650	13,286	0	13,936
Intercorporate loan	0	410,000	2,476	(412,476)	0
Deferred tax liabilities	0	0	41,717	0	41,717

Total liabilities	781,550	851,110	597,918	(818,760)	1,411,818

Redeemable non controlling interest	0	0	0	0	0
Series B Preferred stock	410,371	0	0	0	410,371
iGATE Corporation shareholders’ equity:
Common shares	594	330,000	53,451	(383,451)	594
Common shares held in treasury, at cost	(14,714)	0	0	0	(14,714)
Additional paid-in capital	216,107	6,209	604,743	(622,916)	204,143
Retained earnings	(124,028)	(51,755)	444,533	0	268,750
Accumulated other comprehensive loss	0	96	(387,211)	0	(387,115)

Total iGATE Corporation shareholder’s equity	77,959	284,550	715,516	(1,006,367)	71,658
Non controlling interest	0	0	4,875	0	4,875

Total equity	77,959	284,550	720,391	(1,006,367)	76,533
Total liabilities, redeemable non controlling interest, preferred stock and shareholders’ equity	$1,269,880	$1,135,660	$1,318,309	$(1,825,127)	$1,898,722

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2012

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$0	$14,365	$80,790	$0	$95,155
Restricted cash	0	0	3,072	0	3,072
Short-term investments	0	0	510,816	0	510,816
Accounts receivable, net	0	75,253	95,936	(8,854)	162,335
Unbilled revenues	0	32,221	42,374	(1,694)	72,901
Prepaid expenses and other current assets	6,418	3,958	21,334	0	31,710
Prepaid income taxes	0	7,228	1,313	0	8,541
Deferred tax assets	0	7,240	7,415	0	14,655
Foreign exchange derivative contracts	0	0	782	0	782
Intercorporate loan	0	0	0	0	0
Receivable from group companies	26,802	2,303	0	(29,105)	0

Total current assets	33,220	142,568	763,832	(39,653)	899,967
Investment in subsidiaries	438,669	1,071,565	0	(1,510,234)	0
Intercorporate loan	770,000	0	0	(770,000)	0
Deposits and other assets	17,594	1,064	6,714	0	25,372
Prepaid income taxes	0	794	27,557	0	28,351
Property and equipment, net	0	1,945	165,307	0	167,252
Leasehold land	0	0	86,933	0	86,933
Deferred tax assets	0	14,175	16,460	0	30,635
Goodwill	0	1,026	492,115	0	493,141
Intangible assets, net	0	225	144,203	0	144,428

Total assets	$1,259,483	$1,233,362	$1,703,121	$(2,319,887)	$1,876,079

LIABILITIES, REDEEMABLE NON CONTROLLING INTEREST, PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$0	$24,404	$2,552	$(19,157)	$7,799
Line of credit	0	25,000	52,000	0	77,000
Senior Notes	0	0	0	0	0
Term loans	0	35,000	0	0	35,000
Accrued payroll and related costs	0	16,937	37,865	0	54,802
Other accrued liabilities	11,550	25,239	42,219	0	79,008
Accrued income taxes	0	5,509	3,625	0	9,134
Foreign exchange derivative contracts	0	0	7,516	0	7,516
Deferred revenue	0	5,809	12,081	0	17,890
Intercorporate loan	0	0	0	0	0
Payable to group companies	0	18,193	0	(18,193)	0

Total current liabilities	11,550	156,091	157,858	(37,350)	288,149
Other long-term liabilities	0	0	5,568	(2,303)	3,265
Senior Notes	770,000	0	0	0	770,000
Term loans	0	35,000	228,500	0	263,500
Accrued income taxes	0	650	16,622	0	17,272
Intercorporate loan	0	770,000	0	(770,000)	0
Deferred tax liabilities	0	0	55,494	0	55,494

Total liabilities	781,550	961,741	464,042	(809,653)	1,397,680

Redeemable non controlling interest	0	0	32,422	0	32,422
Series B Preferred stock	378,474	0	0	0	378,474
iGATE Corporation shareholders’ equity:
Common shares	585	330,000	52,989	(382,989)	585
Common shares held in treasury, at cost	(14,714)	0	0	0	(14,714)
Additional paid-in capital	199,302	794	1,112,489	(1,127,245)	185,340
Retained earnings	(85,714)	(59,270)	315,859	0	170,875
Accumulated other comprehensive loss	0	97	(274,680)	0	(274,583)

Total iGATE Corporation shareholder’s equity	99,459	271,621	1,206,657	(1,510,234)	67,503
Non controlling interest	0	0	0	0	0

Total equity	99,459	271,621	1,206,657	(1,510,234)	67,503
Total liabilities, redeemable non controlling interest, preferred stock and shareholders’ equity	$1,259,483	$1,233,362	$1,703,121	$(2,319,887)	$1,876,079

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

CONSOLIDATED STATEMENT OF INCOME

FOR THE YEAR ENDED DECEMBER 31, 2013

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues	$0	$679,812	$727,648	$(256,535)	$1,150,925
Cost of revenues (exclusive of depreciation and amortization)	0	494,856	459,911	(256,535)	698,232

Gross margin	0	184,956	267,737	0	452,693
Selling, general and administrative expense	0	70,195	120,066	0	190,261
Depreciation and amortization	0	1,236	33,953	0	35,189

Income from operations	0	113,525	113,718	0	227,243
Interest expense	(75,717)	(3,121)	(8,741)	0	(87,579)
Foreign exchange gain (loss), net	0	(372)	(3,727)	0	(4,099)
Other income (expense), net	69,300	(65,796)	41,141	0	44,645

Income before income taxes	(6,417)	44,236	142,391	0	180,210
Income tax expense (benefit)	0	14,697	35,532	0	50,229

Net income (loss)	(6,417)	29,539	106,859	0	129,981
Non-controlling interest	0	0	209	0	209

Net income (loss) attributable to iGATE Corporation	(6,417)	29,539	106,650	0	129,772
Accretion to preferred stock	494	0	0	0	494
Preferred dividend	31,403	0	0	0	31,403

Net income (loss) attributable to iGATE common shareholders	$(38,314)	$29,539	$106,650	$0	$97,875

CONSOLIDATED STATEMENT OF INCOME

FOR THE YEAR ENDED DECEMBER 31, 2012

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues	$0	$341,935	$887,415	$(155,420)	$1,073,930
Cost of revenues (exclusive of depreciation and amortization)	0	247,318	557,912	(155,420)	649,810

Gross margin	0	94,617	329,503	0	424,120
Selling, general and administrative expense	0	17,045	154,426	0	171,471
Depreciation and amortization	0	516	45,866	0	46,382

Income from operations	0	77,056	129,211	0	206,267
Interest expense	(75,090)	(1,070)	(7,606)	0	(83,766)
Foreign exchange gain (loss), net	0	(50)	(20,034)	0	(20,084)
Other income (expense), net	69,300	(68,725)	27,916	0	28,491

Income before income taxes	(5,790)	7,211	129,487	0	130,908
Income tax expense (benefit)	0	3,501	27,098	0	30,599

Net income (loss)	(5,790)	3,710	102,389	0	100,309
Non controlling interest	0	0	4,476	0	4,476

Net income (loss) attributable to iGATE Corporation	(5,790)	3,710	97,913	0	95,833
Accretion to preferred stock	404	0	0	0	404
Preferred dividend	29,047	0	0	0	29,047

Net income (loss) attributable to iGATE common shareholders	$(35,241)	$3,710	$97,913	$0	$66,382

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEAR ENDED DECEMBER 31, 2011

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues	$0	$85,054	$740,706	$(46,114)	$779,646
Cost of revenues (exclusive of depreciation and amortization)	0	59,031	470,587	(46,114)	483,504

Gross margin	0	26,023	270,119	0	296,142
Selling, general and administrative expense	0	12,361	139,136	0	151,497
Depreciation and amortization	0	153	38,582	0	38,735

Income from operations	0	13,509	92,401	0	105,910
Interest expense	(50,240)	(46,615)	(338)	46,585	(50,608)
Foreign exchange gain (loss), net	0	(7)	13,083	0	13,076
Other income (expense), net	46,585	42	15,852	(46,585)	15,894

Income loss before income taxes	(3,655)	(33,071)	120,998	0	84,272
Income tax expense (benefit)	0	5,205	19,013	0	24,218

Net income (loss)	(3,655)	(38,276)	101,985	0	60,054
Non controlling interest	0	0	8,586	0	8,586

Net income (loss) attributable to iGATE Corporation	(3,655)	(38,276)	93,399	0	51,468
Accretion to preferred stock	302	0	0	0	302
Preferred dividend	22,147	0	0	0	22,147

Net income (loss) attributable to iGATE common shareholders	$(26,104)	$(38,276)	$93,399	$0	$29,019

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEAR ENDED DECEMBER 31, 2013

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net Income (loss) attributable to iGATE common shareholders	$(38,314)	$29,539	$106,650	$0	$97,875
Add: Non controlling interest	0	0	209	0	209
Other comprehensive income:
Change in fair value on marketable securities	0	0	(6,727)	0	(6,727)
Unrecognized actuarial gain (loss) on pension liability	0	0	1,207	0	1,207
Change in fair value of cash flow hedges	0	0	(493)	0	(493)
Gain (loss) on foreign currency translation	0	0	(108,413)	0	(108,413)

Total comprehensive income (loss)	(38,314)	29,539	(7,567)	0	(16,342)
Less: Total comprehensive income (loss) attributable to non controlling interest	0	0	(1,685)	0	(1,685)

Total comprehensive income (loss) attributable to iGATE common shareholders	$(38,314)	$29,539	$(5,882)	$0	$(14,657)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEAR ENDED DECEMBER 31, 2012

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net Income (loss) attributable to iGATE common shareholders	$(35,241)	$3,710	$97,913	$0	$66,382
Add: Non controlling interest	0	0	4,476	0	4,476
Other comprehensive income:
Change in fair value on marketable securities	0	0	5,615	0	5,615
Unrecognized actuarial gain (loss) on pension liability	0	0	(175)	0	(175)
Change in fair value of cash flow hedges	0	0	22,586	0	22,586
Gain (loss) on foreign currency translation	0	0	(44,689)	0	(44,689)

Total comprehensive income (loss)	(35,241)	3,710	85,726	0	54,195
Less: Total comprehensive income (loss) attributable to non controlling interest	0	0	4,476	0	4,476

Total comprehensive income (loss) attributable to iGATE common shareholders	$(35,241)	$3,710	$81,250	$0	$49,719

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2013

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net income	$(6,417)	$29,539	$106,859	$0	$129,981
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	0	1,236	33,953	0	35,189
Stock-based compensation	0	1,723	10,112	0	11,835
Write off of software implementation costs	0	0	0	0	0
Provision for rescission of land sale contract	0	0	0	0	0
Provision for lease termination	0	0	0	0	0
Realized gain on investments	0	0	(33,334)	0	(33,334)
Equity in income of affiliated companies	0	0	0	0	0
Provision (recovery) of doubtful debts	0	472	80	0	552
Deferred gain (loss) on settled derivatives	0	0	(809)	0	(809)
Deferred income taxes	0	3,203	(2,438)	0	765
Loss (gain) on sale of property and equipment	0	0	(2,230)	0	(2,230)
Loss on investments in affiliate	0	0	0	0	0
Deferred rent	0	118	823	0	941
Amortization of debt issuance costs	6,417	0	4,883	0	11,300
Excess tax benefits related to stock option exercises	0	(589)	0	0	(589)
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenues	0	6,384	(3,641)	0	2,743
Intercorporate current account	(16,816)	(29,131)	45,947	0	0
Prepaid expenses and other current assets	0	245	(14,933)	0	(14,688)
Accounts payable	0	(2,189)	3,567	0	1,378
Accrued and other liabilities	0	2,682	7,629	0	10,311
Deferred revenue	0	3,109	(2,991)	0	118

Net cash flows (used in) provided by operating activities	(16,816)	16,802	153,477	0	153,463

Cash Flows From Investing Activities:
Purchase of property and equipment	0	(1,487)	(37,778)	0	(39,265)
Proceeds from sale of property and equipment	0	0	2,528	0	2,528
Purchase of available-for-sale investments	0	0	(1,310,639)	0	(1,310,639)
Proceeds from maturities and sale of available-for-sale investments	0	0	1,622,117	0	1,622,117
Restricted cash	0	0	3,072	0	3,072
Receipts from (payments of) lease deposits	0	0	0	0	0
Intercorporate loan	0	0	0	0	0
Investment in group companies, net	0	509,540	0	(509,540)	0
Payment for acquisition, net of cash acquired	0	0	0	0	0
Purchase of non-controlling interests	0	0	(23,654)	0	(23,654)

Net cash flows provided by (used in) investing activities	0	508,053	255,646	(509,540)	254,159

Cash Flows From Financing Activities:
Payments on capital lease obligations	0	0	(498)	0	(498)
Proceeds from line of credit and term loans	0	30,000	371,000	0	401,000
Payment of line of credit and term loans	0	(125,000)	(239,500)	0	(364,500)
Proceeds from sale of preferred stock, net of issuance costs	0	0	0	0	0
Payment of delisting related financing costs	0	0	0	0	0
Proceeds from Senior Notes	0	0	0	0	0
Payment of debt related costs	0	0	(11,286)	0	(11,286)
Proceeds from exercise of stock options	16,227	(1,723)	(9,942)	0	4,562
Proceeds from exercise of subsidiary’s stock options	0	0	0	0	0
Excess tax benefits related to stock option exercises	589	0	0	0	589
Restricted cash towards debt retirement	0	(360,000)	0	0	(360,000)
Proceeds from issuance of equity stock	0	0	0	0	0
Repayment of group company investment, net	0	0	(509,540)	509,540	0
Intercorporate loan	0	0	0	0	0

Net cash flows provided by (used in) financing activities	16,816	(456,723)	(399,766)	509,540	(330,133)

Effect of exchange rate changes	0	0	32,192	0	32,192

Net change in cash and cash equivalents	0	68,132	41,549	0	109,681
Cash and cash equivalents, beginning of year	0	14,365	80,790	0	95,155

Cash and cash equivalents, end of year	$0	$82,497	$122,339	$0	$204,836

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2012

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net income	$(5,790)	$3,710	$102,389	$0	$100,309
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	0	516	45,866	0	46,382
Stock-based compensation	0	4,044	8,230	0	12,274
Write off of software implementation costs	0	0	0	0	0
Provision for rescission of land sale contract	0	0	909	0	909
Provision for lease termination	0	0	0	0	0
Realized gain on investments	0	0	(20,764)	0	(20,764)
Equity in income of affiliated companies	0	0	0	0	0
Provision (recovery) of doubtful debts	0	110	1,571	0	1,681
Deferred gain (loss) on settled derivatives	0	0	18,173	0	18,173
Deferred income taxes	0	(86)	(10,115)	0	(10,201)
Loss (gain) on sale of property and equipment	0	0	(28)	0	(28)
Loss (gain) on investments in affiliate	0	0	551	0	551
Deferred rent	0	51	(212)	0	(161)
Amortization of debt issuance costs	5,790	208	828	0	6,826
Excess tax benefits related to stock option exercises	0	(320)	0	0	(320)
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenues	0	(46,567)	30,746	0	(15,821)
Intercorporate current account	(14,787)	19,933	(5,146)	0	0
Prepaid expenses and other current assets	0	(1,214)	(16,073)	0	(17,287)
Accounts payable	0	24,986	(27,403)	0	(2,417)
Accrued and other liabilities	0	(3,014)	(13,706)	0	(16,720)
Deferred revenue	0	2,865	(5,880)	0	(3,015)

Net cash flows (used in) provided by operating activities	(14,787)	5,222	109,936	0	100,371

Cash Flows From Investing Activities:
Purchase of property and equipment	0	(615)	(30,694)	0	(31,309)
Proceeds from sale of property and equipment	0	0	82	0	82
Purchase of available-for-sale investments	0	0	(1,766,988)	0	(1,766,988)
Proceeds from maturities and sale of available-for-sale investments	0	0	1,623,627	0	1,623,627
Restricted cash	0	0	(3,072)	0	(3,072)
Receipts (payments of) from lease deposits	0	(551)	224	0	(327)
Intercorporate loan	0	0	0	0	0
Investment in group companies, net	0	0	0	0	0
Payment for acquisition, net of cash acquired	0	0	0	0	0
Purchase of non-controlling interests	0	(83,031)	(145,344)	0	(228,375)

Net cash flows provided by (used in) investing activities	0	(84,197)	(322,165)	0	(406,362)

Cash Flows From Financing Activities:
Payments on capital lease obligations	0	0	(114)	0	(114)
Proceeds from line of credit and term loans	0	90,000	228,500	0	318,500
Payment of line of credit and term loans	0	0	0	0	0
Proceeds from sale of preferred stock, net of issuance costs	0	0	0	0	0
Payment of delisting related financing costs	0	0	(3,263)	0	(3,263)
Proceeds from Senior Notes	0	0	0	0	0
Payment of debt related costs	0	0	0	0	0
Proceeds from exercise of stock options	14,467	(4,044)	(8,217)	0	2,206
Proceeds from exercise of subsidiary’s stock options	0	0	5,490	0	5,490
Excess tax benefits related to stock option exercises	320	0	0	0	320
Restricted cash towards debt retirement	0	0	0	0	0
Proceeds from issuance of equity stock	0	0	0	0	0
Repayment of group company investment, net	0	0	0	0	0
Intercorporate loan	0	0	0	0	0

Net cash flows provided by (used in) financing activities	14,787	85,956	222,396	0	323,139

Effect of exchange rate changes	0	0	2,567	0	2,567

Net change in cash and cash equivalents	0	6,981	12,734	0	19,715
Cash and cash equivalents, beginning of year	0	7,384	68,056	0	75,440

Cash and cash equivalents, end of year	$0	$14,365	$80,790	$0	$95,155

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2011

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net income	$(3,655)	$(38,276)	$101,985	$0	$60,054
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	0	153	38,582	0	38,735
Stock-based compensation	0	2,862	7,880	0	10,742
Write off of software implementation costs	0	0	1,196	0	1,196
Provision for rescission of land sale contract	0	0	0	0	0
Provision for lease termination	0	0	446	0	446
Realized gain on investments	0	0	(3,304)	0	(3,304)
Equity in income of affiliated companies	0	0	(149)	0	(149)
Provision (recovery) of doubtful debts	0	62	993	0	1,055
Deferred gain (loss) on settled derivatives	0	0	(20,207)	0	(20,207)
Deferred income taxes	0	0	(4,454)	0	(4,454)
Loss (gain) on sale of property and equipment	0	0	51	0	51
Loss (gain) on investments in affiliate	0	0	0	0	0
Deferred rent	0	0	24	0	24
Amortization of debt issuance costs	3,655	0	0	0	3,655
Excess tax benefits related to stock option exercise	630	0	0	0	630
Changes in operating assets and liabilities:	0
Accounts receivable and unbilled revenues	0	(7,820)	(12,075)	0	(19,895)
Intercorporate current account	16,495	(30,422)	13,927	0	0
Prepaid expenses and other current assets	0	(436)	906	0	470
Accounts payable	0	82	6,629	0	6,711
Accrued and other liabilities	10,927	21,214	(26,947)	0	5,194
Deferred revenue	0	1,302	232	0	1,534

Net cash flows provided by (used in) operating activities	28,052	(51,279)	105,715	0	82,488

Cash Flows From Investing Activities:
Purchase of property and equipment	0	(387)	(21,052)	0	(21,439)
Proceeds from sale of property and equipment	0	0	305	0	305
Purchase of available-for-sale investments	0	0	(565,807)	0	(565,807)
Proceeds from maturities and sale of available-for-sale investments	0	0	555,726	0	555,726
Restricted cash	0	0	0	0	0
Receipts from (payments for) lease deposits	0	(14)	2,225	0	2,211
Investment in group companies, net	0	0	0	0	0
Intercorporate loan	(770,000)	0	0	770,000	0
Payment for acquisition, net of cash acquired	(330,000)	(1,052,660)	(1,168,404)	1,382,660	(1,168,404)
Purchase of non-controlling interests	0	0	0	0	0

Net cash flows provided by (used in) investing activities	(1,100,000)	(1,053,061)	(1,197,007)	2,152,660	(1,197,408)

Cash Flows From Financing Activities:
Payments on capital lease obligations	0	0	(355)	0	(355)
Proceeds from line of credit and term loans	0	5,000	52,000	0	57,000
Payment of line of credit and term loans	0	0	0	0	0
Proceeds from sale of preferred stock, net of issuance costs	326,574	0	0	0	326,574
Payment of delisting related financing costs	0	0	0	0	0
Proceeds from Senior Notes	770,000	0	0	0	770,000
Payment of debt related costs	(33,456)	0	0	0	(33,456)
Proceeds from exercise of stock options	8,200	0	(7,491)	0	709
Proceeds from exercise of subsidiary’s stock options	0	0	813	0	813
Excess tax benefits related to stock option exercises	630	0	0	0	630
Restricted cash towards debt retirement	0	0	0	0	0
Proceeds from issuance of equity stock	0	330,000	1,052,660	(1,382,660)	0
Repayment of group company investment, net	0	0	0	0	0
Intercorporate loan	0	770,000	0	(770,000)	0

Net cash flows provided by (used in) financing activities	1,071,948	1,105,000	1,097,627	(2,152,660)	1,121,915

Effect of exchange rate changes	0	525	(4)	0	521

Net change in cash and cash equivalents	0	1,185	6,331	0	7,516
Cash and cash equivalents, beginning of year	0	6,199	61,725	0	67,924

Cash and cash equivalents, end of year	$0	$7,384	$68,056	$0	$75,440

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

24.	Commitments and contingencies

Capital commitments

As of December 31, 2013, the Company has open purchase orders totaling $40.8 million towards construction of new facilities and purchase of property and equipment.

Bank guarantees

As of December 31, 2013, guarantees and letters of credit provided by banks on behalf of the Company’s subsidiaries, to customs authorities and vendors for capital procurements amounted to $3.0 million. These guarantees and letters of credit have a remaining term of approximately one to five years.

Other commitments

The Company’s business process delivery centers in India are 100% Export Oriented units or STPs and SEZs under the STP and SEZ guidelines issued by the Government of India. These units are exempted from customs, central excise duties, and levies on imported and indigenous capital goods, stores, and spares. The Company has executed legal undertakings to pay custom duties, central excise duties, levies, and liquidated damages payable, if any, in respect of imported and indigenous capital goods, stores, and spares consumed duty free, in the event that certain terms and conditions are not fulfilled.

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

Contingencies

An employee brought a claim against the Company during the third quarter of 2013 alleging sexual harassment against the Company and its former Chief Executive Officer and President. An arbitration took place with respect to this matter which the Company settled during the fourth quarter of 2013.

The former Chief Executive Officer of the Company has filed a complaint before the Alameda County Superior Court of California seeking compensation for breach of contract, breach of the covenant of good faith, and fair dealing, various Labor Code violations, false promise, and defamation. The Company believes that it has valid defenses against this complaint and has filed a counter complaint on January 29, 2014. Based upon this belief and the inherent difficulties in evaluating the former Chief Executive Officer’s complaint at this early stage, the Company cannot reasonably estimate the potential loss, if any. Accordingly, no accrual for loss contingency has been recorded for this matter.

The Company is involved in lawsuits and claims which arise in the ordinary course of business. Management believes that the ultimate outcome of these matters will not have a material adverse impact on its financial position, results of operations and cash flows.

During the year ended December 31, 2013, the Company received favourable Orders from the Indian Court. In view of these Orders, the management believes that the tax demands are not tenable against the Company and thus will not have a material adverse impact on its financials position, results of operations and cash flows.

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

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

Investments and Foreign exchange derivative contracts, as disclosed in Note 6 and 8, which are measured at fair value are summarized below (in thousands):

		Fair Value measurement at reporting date using
Description	As of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Current Assets:
Short term investments:
a) Liquid mutual fund units	$181,231	$181,231	$0	$0
b) Fixed maturity fund units	0	0	0	0
c) Certificate of Deposits with banks and others	0	0	0	0
d) Fixed deposits with banks	170	170	0	0
Foreign exchange derivative contracts	836	0	836	0

Total current assets	$182,237	$181,401	$836	$0

Liabilities
Current Liabilities:
Foreign exchange derivative contracts	$909	$0	$909	$0

Total current liabilities	$909	$0	$909	$0

iGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

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

	Three Months Ended
(in thousands)	March 31	June 30	September 30	December 31
2013
Revenues	$274,918	$283,268	$293,406	$299,333
Gross Margin	104,679	107,497	121,343	119,174
Income from Operations	52,616	49,552	66,042	59,033
Net Income	34,760	29,973	31,993	33,255

Net Income attributable to iGATE	$34,760	$29,973	$31,896	$33,143

Net earnings per common share, basic	$0.36	$0.29	$0.30	$0.32

Net earnings per common share, diluted	$0.34	$0.28	$0.30	$0.30

2012
Revenues	$263,265	$267,993	$271,090	$271,582
Gross Margin	105,836	100,311	107,821	110,152
Income from Operations	48,130	48,003	53,730	56,404
Net Income	28,544	12,647	28,293	30,825

Net Income attributable to iGATE	$24,068	$12,647	$28,293	$30,825

Net earnings per common share, basic	$0.23	$0.07	$0.27	$0.30

Net earnings per common share, diluted	$0.22	$0.07	$0.27	$0.29

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making its assessment of internal control over financial reporting, management used the criteria described in the Internal Control-Integrated Framework (1992 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based upon this assessment, management has concluded and hereby reports that the Company’s internal control over financial reporting was effective as of December 31, 2013. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Company’s independent registered public accounting firm, Ernst & Young Associates LLP, has issued its report on the effectiveness of the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of iGATE Corporation

We have audited iGATE Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). iGATE Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, iGATE Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2013 consolidated financial statements of iGATE Corporation and our report dated February 12, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young Associates LLP

Gurgaon, India

February 12, 2014

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item, not set forth below, is incorporated herein by reference from the Company’s definitive proxy statement relating to the 2013 Annual Meeting of Shareholders scheduled to be held on April 10, 2014, which will be filed with the SEC within 120 days after the close of the Company’s fiscal year ended December 31, 2013 (the “Proxy Statement”).

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

(a) l. Financial Statements

The following Consolidated Financial Statements of the registrant and its subsidiaries are included on pages 66 to 70 and the report of Independent Registered Public Accounting Firm is included on page 65 in this Form 10-K.

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets — As of December 31, 2013 and 2012.

Consolidated Statements of Income — Years ended December 31, 2013, 2012 and 2011.

Consolidated Statements of Comprehensive Income — Years ended December 2013, 2012 and 2011.

Consolidated Statements of Shareholders’ Equity — Years ended December 31, 2013, 2012 and 2011.

Consolidated Statements of Cash Flows — Years ended December 31, 2013, 2012 and 2011.

Notes to Consolidated Financial Statements

All other schedules are omitted because they are not required, are not applicable, or the required information is shown in the Consolidated Financial Statements or notes thereto.

2.	Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index, which is incorporated herein by reference.

Exhibit	Index Description of Exhibit

2.1	Share Purchase Agreement, dated as of January 10, 2011, by and among Pan-Asia iGATE Solutions, iGATE Global Solutions Limited and the sellers party thereto, is incorporated by reference to Exhibit 2.1 to iGATE Corporation’s (“iGATE”) Form 8-K, filed on January 12, 2011.

2.2	Share Purchase Agreement, dated as of January 10, 2011, by and among Pan-Asia iGATE Solutions and General Atlantic Mauritius Limited, is incorporated by reference to Exhibit 2.2 to iGATE’s Form 8-K, filed on January 12, 2011.

2.3	Securities Purchase Agreement, dated as of January 10, 2011, by and among Pan-Asia iGATE Solutions and General Atlantic Mauritius Limited, is incorporated by reference to Exhibit 2.3 to iGATE’s Form 8-K, filed on January 12, 2011.

3.1	Third Amended and Restated Articles of Incorporation of iGATE, dated May 5, 2011, is incorporated by reference to Exhibit 3.1 to iGATE’s Form 8-K, filed on May 11, 2011.

3.2	Amended and Restated Bylaws of the Company are incorporated by reference to Exhibit 3.2 to iGATE’s Quarterly Report on Form 10-Q, Commission File No. 000-21755, filed on August 14, 2000.

3.3	Statement with Respect to Shares — 8% Series B Convertible Participating Preferred Stock, no par value per share, is incorporated by reference to Exhibit 3.1 to iGATE’s Form 8-K, filed on February 4, 2011.

4.1	Registration Rights Agreement, between iGATE and the Selling Shareholders named therein, dated as of August 17, 2010, is incorporated by reference to Exhibit 4.2 to iGATE’s Registration Statement on Form S-3, Commission File No. 333-170042, filed on October 20, 2010.

Exhibit	Index Description of Exhibit

4.2	Form of certificate representing the Common Stock of the Company is incorporated by reference to Exhibit 4.1 to iGATE’s Registration Statement on Form S-1, Commission File No. 333-14169, filed on November 19, 1996.

4.3	Indenture, dated April 29, 2011, by and among iGATE, iGATE Technologies, Inc., and Wilmington Trust, National Association (successor by merger to Wilmington Trust FSB), as trustee, is incorporated by reference to Exhibit 4.1 to iGATE’s Form 8-K, filed on May 5, 2011.

4.4	Supplemental Indenture, dated May 12, 2011, among iGATE, the guarantors named therein, and Wilmington Trust, National Association (successor by merger to Wilmington Trust FSB), as trustee, is incorporated by reference to Exhibit 4.4 to iGATE’s Registration Statement on Form S-4, filed on September 30, 2011.

4.5	Registration Rights Agreement, by and among iGATE, iGATE Technologies, Inc., Jefferies & Company, Inc. and RBC Capital Markets, LLC, dated April 29, 2011, is incorporated by reference to Exhibit 4.2 to iGATE’s Form 8-K, filed on May 5, 2011.

4.6	Escrow Agreement, by and among iGATE, as Grantor, Wilmington Trust, National Association (successor by merger to Wilmington Trust FSB), as Trustee, and Standard Chartered Bank, as Escrow Agent, is incorporated by reference to Exhibit 10.1 to iGATE’s Form 8-K, filed on May 5, 2011

4.7	Account Security Deed, dated as of May 3, 2011, by and among iGATE, as chargor, and Wilmington Trust, National Association (successor by merger to Wilmington Trust FSB), as chargee, is incorporated by reference to Exhibit 10.2 to iGATE’s Form 8-K, filed on May 5, 2011.

10.1	Facilities Agreement, dated November 22, 2013, for Pan Asia iGATE Solutions arranged by DBS Bank Ltd. and ING Bank N.V. as mandated lead arrangers and bookrunners with ING Bank N.V., Singapore Branch acting as Agent and ING Bank N.V., Singapore Branch acting as Security Agent, is incorporated by reference to Exhibit 10.1 to iGATE’s Form 8-K, filed on November 25, 2013.

10.2	Senior Executive Employment Agreement, effective September 16, 2013, between iGATE Technologies, Inc. and Ashok Vemuri, is incorporated by reference to Exhibit 10.1 to iGATE’s Form 8-K, filed on September 16, 2013.*

10.3	Agreement dated May 24, 2013 to the Offer of Appointment between Gerhard Watzinger and iGATE, is incorporated by reference to Exhibit 10.2 to iGATE’s Form 10-Q, filed on July 25, 2013.*

10.4	Performance Guarantee, dated as of January 10, 2011, by iGATE to the Sellers named therein, is incorporated by reference to Exhibit 10.1 to iGATE’s Form 8-K, filed on January 12, 2011.

10.5	Performance Guarantee, dated as of January 10, 2011, by iGATE to General Atlantic Mauritius Limited, is incorporated by reference to Exhibit 10.2 to iGATE’s Form 8-K, filed on January 12, 2011.

10.6	Debt Commitment Letter, dated as of January 10, 2011, by and among iGATE, Jefferies Finance LLC and Royal Bank of Canada, is incorporated by reference to Exhibit 10.3 to iGATE’s Form 8-K, filed on January 12, 2011.

10.7	Securities Purchase Agreement, dated as of January 10, 2011, by and among iGATE and Viscaria Limited, is incorporated by reference to Exhibit 10.1 to iGATE’s Form 8-K, filed on January 12, 2011.

10.8	Equity Commitment Letter, dated as of January 10, 2011, by and among iGATE, Apax Europe VII-A, L.P., Apax Europe VII-B, L.P., Apax Europe VII-1, L.P., Apax Europe VI-A, L.P., Apax Europe VI-1, L.P. and Apax US VII- L.P., is incorporated by reference to Exhibit 10.2 to iGATE’s Form 8-K, filed on January 12, 2011.

Exhibit	Index Description of Exhibit

10.9	Amended and Restated Voting and Standstill Agreement, dated as of February 1, 2011, by and among iGATE, Viscaria Limited and the shareholders party thereto, is incorporated by reference to Exhibit 10.2 to iGATE’s Form 8-K, filed on February 4, 2011.

10.10	Investor Rights Agreement, dated as of February 1, 2011, by and among iGATE and Viscaria Limited, is incorporated by Reference to Exhibit 10.1 to iGATE’s Form 8-K, filed on February 4, 2011.

10.11	Purchase Agreement, by and among iGATE, iGATE Technologies, Inc., Jefferies & Company, Inc. and RBC Capital Markets, LLC, dated April 14, 2011, is incorporated by reference to Exhibit 10.1 to iGATE’s Form 8-K, filed on April 15, 2011.

10.12	Credit Agreement, dated as of May 10, 2011, among iGATE, as borrower, DBS Bank Ltd., Singapore, as administrative agent, and the other lenders named therein, is incorporated by reference to Exhibit 10.1 to iGATE’s Form 8-K, filed on May 16, 2011.

10.13	iGATE Amended and Restated 2006 Stock Incentive Plan, as amended on January 25, 2013, is filed herewith.

10.14	Employment Agreement, dated as of June 6, 2008, by and between the Company and Sunil Wadhwani, is incorporated by reference to Exhibit 10.2 to iGATE’s Annual Report on Form 10-K for the year ended December 31, 2009.*

10.15	Amendment Agreement, dated April 1, 2009, between the Company and Sunil Wadhwani, is incorporated by reference to Exhibit 10.2(A) to iGATE’s Annual Report on Form 10-K for the year ended December 31, 2009.*

10.16	Employment Agreement, dated as of June 6, 2008, by and between the Company and Ashok Trivedi, is incorporated by reference to Exhibit 10.1 to iGATE’s Annual Report on Form 10-K for the year ended December 31, 2009.*

10.17	Amendment Agreement, dated April 1, 2009, between the Company and Ashok Trivedi, is incorporated by reference to Exhibit 10.1(A) to iGATE’s Annual Report on Form 10-K for the year ended December 31, 2009.*

10.18	Senior Executive Employment Agreement dated January 1, 2010 between Phaneesh Murthy and iGATE Technologies Inc., is incorporated by reference to Exhibit 10.15 to iGATE’s Annual Report on Form 10-K for the year ended December 31, 2010.*

10.19	Amendment Agreement to Senior Executive Employment Agreement, dated March 29, 2012 between Phaneesh Murthy and iGATE Technologies Inc., is incorporated by reference to Exhibit 10.1 to iGATE’s Form 8-K, filed on March 30, 2012.*

10.20	Amendment Agreement to the Senior Executive Employment Agreement, dated March 19, 2013, between Phaneesh Murthy and iGATE Technologies, Inc., is incorporated by reference to Exhibit 10.1 to iGATE’s Form 8-K, filed on March 20, 2013.*

10.21	Second Amendment Agreement dated May 1, 2013 to the Senior Executive Employment Agreement dated January 1st, 2010, between Phaneesh Murthy and iGATE Technologies Inc., is incorporated by reference to Exhibit 10.1 to iGATE’s Form 8-K, filed on May 6, 2013.*

10.22	Senior Executive and Wholetime Director Employment Agreement between iGATE Global Solutions Limited and Sean Narayanan, dated January 1, 2010, is incorporated by reference to Exhibit 10.35 to iGATE’s Annual Report on Form 10-K, for the year ended December 31, 2010.*

10.23	Amendment Agreement, effective January 1, 2010, by and between iGATE Global Solutions Limited and Sean Suresh Narayanan, is incorporated by reference to Exhibit 10.1 to iGATE’s Form 8-K, filed on February 16, 2011.*

10.24	Form of non-qualified stock option agreement is incorporated by reference to Exhibit 10.1 to iGATE’s Quarterly Report on Form 10-Q, filed on April 28, 2010.*

Exhibit	Index Description of Exhibit

10.25	Form of performance share award agreement is incorporated by reference to Exhibit 10.1 to iGATE’s Quarterly Report on Form 10-Q, filed on July 28, 2010.*

10.26	Performance Share Award Agreement by and between iGATE and Phaneesh Murthy, dated March 30, 2010, is incorporated by reference to Exhibit 10.2 to iGATE’s Quarterly Report on Form 10-Q, filed on July 28, 2010.*

10.27	Performance Share Award Agreement by and between iGATE and Phaneesh Murthy, dated March 30, 2010, is incorporated by reference to Exhibit 10.3 to iGATE’s Quarterly Report on Form 10-Q, filed on July 28, 2010.*

10.28	iGATE 2011 Annual Incentive Compensation Plan, is incorporated by reference to Annex B to iGATE’s Definitive Proxy Statement filed on April 13, 2011.*

10.29	Employment Contract, dated July 1, 2011, between Suresh Anantha Narayanan and iGATE Technologies, Inc., is incorporated by reference to Exhibit 10.1 to iGATE’s Form 8-K, filed on July 7, 2011.*

10.30	Amendment to Employment Agreement between iGATE Technologies, Inc. and Sean Suresh Narayanan, dated March 29, 2012, is incorporated by reference to Exhibit 10.2 to iGATE’s Form 8-K, filed on March 30, 2012.*

10.31	Employment Contract, dated July 1, 2011, between Srinivas Rao Kandula and iGATE Technologies, Inc., is incorporated by reference to Exhibit 10.2 to iGATE’s Form 8-K, filed on July 7, 2011.*

10.32	Amendment to Employment Agreement between iGATE Technologies, Inc. and Srinivas Kandula, dated March 29, 2012, is incorporated by reference to Exhibit 10.3 to iGATE’s Form 8-K, filed on March 30, 2012.*

10.33	Employment Contract, dated July 1, 2011, between Sujit Sircar and iGATE Global Solutions Limited, is incorporated by reference to Exhibit 10.3 to iGATE’s Form 8-K, filed on July 7, 2011.*

10.34	Amendment to Employment Agreement between iGATE Global Solutions Limited and Sujit Sircar, dated March 19, 2013, is incorporated by reference to Exhibit 10.2 to iGATE’s Form 8-K, filed on March 20, 2013.*

10.35	Employment Agreement dated July 1, 2011, between David A. Kruzner and iGATE Technologies Inc., is incorporated by reference to Exhibit 10.1 to iGATE’s Quarterly Report on Form 10-Q, filed on August 8, 2012.*

10.36	Amendment dated March 29, 2012 to Employment Agreement dated July 1, 2011, between David A. Kruzner and iGATE Technologies Inc., is incorporated by reference to Exhibit 10.2 to iGATE’s Quarterly Report on Form 10-Q, filed on August 8, 2012.*

10.37	Employment Agreement dated July 1, 2011, between Vijay Khare and iGATE Technologies Inc., is incorporated by reference to Exhibit 10.5 to iGATE’s Quarterly Report on Form 10-Q, filed on August 8, 2012.*

10.38	Amendment dated March 29, 2012 to Employment Agreement dated July 1, 2011, between Vijay Khare and iGATE Technologies Inc., is incorporated by reference to Exhibit 10.6 to iGATE’s Quarterly Report on Form 10-Q, filed on August 8, 2012.*

10.39	Employment Agreement dated July 1, 2011, between Satish Joshi and iGATE Technologies Inc., is incorporated by reference to Exhibit 10.9 to iGATE’s Quarterly Report on Form 10-Q, filed on August 8, 2012.*

10.40	Amendment dated March 29, 2012 to Employment Agreement dated July 1, 2011, between Satish Joshi and iGATE Technologies Inc., is incorporated by reference to Exhibit 10.10 to iGATE’s Quarterly Report on Form 10-Q, filed on August 8, 2012.*

Exhibit	Index Description of Exhibit

10.41	Employment Agreement dated July 1, 2011, between Derek Kemp and iGATE Technologies Inc., is incorporated by reference to Exhibit 10.13 to iGATE’s Quarterly Report on Form 10-Q, filed on August 8, 2012.*

10.42	Amendment dated March 29, 2012 to Employment Agreement dated July 1, 2011, between Derek Kemp and iGATE Technologies Inc., is incorporated by reference to Exhibit 10.14 to iGATE’s Quarterly Report on Form 10-Q, filed on August 8, 2012.*

10.43	Employment Agreement dated July 1, 2011, between Sunil Chitale and iGATE Technologies Inc., is incorporated by reference to Exhibit 10.17 to iGATE’s Quarterly Report on Form 10-Q, filed on August 8, 2012.*

10.44	Amendment dated March 29, 2012 to Employment Agreement dated July 1, 2011, between Sunil Chitale and iGATE Technologies Inc., is incorporated by reference to Exhibit 10.18 to iGATE’s Quarterly Report on Form 10-Q, filed on August 8, 2012.*

10.45	Employment Agreement dated March 26, 2012, between Sanjay Tugnait and iGATE Technologies (Canada) Inc., is incorporated by reference to Exhibit 10. 21 to iGATE’s Quarterly Report on Form 10-Q, filed on August 8, 2012.*

10.46	Restricted Stock Award Agreement between iGATE and Phaneesh Murthy, dated May 12, 2011, is incorporated by reference to Exhibit 10.13 to iGATE’s Quarterly Report on Form 10-Q, filed on August 9, 2011.*

10.47	Performance-Based Restricted Stock Award Agreement between iGATE and Phaneesh Murthy, dated May 12, 2011, is incorporated by reference to Exhibit 10.14 to iGATE’s Quarterly Report on Form 10-Q, filed on August 9, 2011.*

10.48	Restricted Stock Award Agreement between iGATE and Sujit Sircar, dated May 12, 2011, is incorporated by reference to Exhibit 10.15 to iGATE’s Quarterly Report on Form 10-Q, filed on August 9, 2011.*

10.49	Performance-Based Restricted Stock Award Agreement between iGATE and Sujit Sircar, dated May 12, 2011, is incorporated by reference to Exhibit 10.16 to iGATE’s Quarterly Report on Form 10-Q, filed on August 9, 2011.*

10.50	Restricted Stock Award Agreement between iGATE and Sean Suresh Narayanan, dated May 12, 2011, is incorporated by reference to Exhibit 10.17 to iGATE’s Quarterly Report on Form 10-Q, filed on August 9, 2011.*

10.51	Performance-Based Restricted Stock Award Agreement between iGATE and Sean Suresh Narayanan, dated May 12, 2011, is incorporated by reference to Exhibit 10.18 to iGATE’s Quarterly Report on Form 10-Q, filed on August 9, 2011.*

10.52	Restricted Stock Award Agreement between iGATE and Srinivas Kandula, dated May 12, 2011, is incorporated by reference to Exhibit 10.19 to iGATE’s Quarterly Report on Form 10-Q, filed on August 9, 2011.*

10.53	Performance-Based Restricted Stock Award Agreement between iGATE and Srinivas Kandula, dated May 12, 2011, is incorporated by reference to Exhibit 10.20 to iGATE’s Quarterly Report on Form 10-Q, filed on August 9, 2011.*

10.54	Restricted Stock Award Agreement between iGATE and Jason Trussell, dated June 15, 2011, is incorporated by reference to Exhibit 10.21 to iGATE’s Quarterly Report on Form 10-Q, filed on August 9, 2011.*

10.55	Performance-Based Restricted Stock Agreement between iGATE and Jason Trussell, dated June 15, 2011, is incorporated by reference to Exhibit 10.22 to iGATE’s Quarterly Report on Form 10-Q, filed on August 9, 2011.*

Exhibit	Index Description of Exhibit

10.56	Performance Share Award Agreement between iGATE and David Kruzner, dated May 12, 2011, is incorporated by reference to Exhibit 10.3 to iGATE’s Quarterly Report on Form 10-Q, filed on August 8, 2012.*

10.57	Restricted Stock Agreement between iGATE and David Kruzner, dated May 12, 2011, is incorporated by reference to Exhibit 10.4 to iGATE’s Quarterly Report on Form 10-Q, filed on August 8, 2012.*

10.58	Performance Share Award Agreement between iGATE and Vijay Khare, dated May 12, 2011, is incorporated by reference to Exhibit 10.7 to iGATE’s Quarterly Report on Form 10-Q, filed on August 8, 2012.*

10.59	Restricted Stock Agreement between iGATE and Vijay Khare, dated May 12, 2011, is incorporated by reference to Exhibit 10.8 to iGATE’s Quarterly Report on Form 10-Q, filed on August 8, 2012.*

10.60	Performance Share Award Agreement between iGATE and Satish Joshi, dated May 12, 2011, is incorporated by reference to Exhibit 10.11 to iGATE’s Quarterly Report on Form 10-Q, filed on August 8, 2012.*

10.61	Restricted Stock Agreement between iGATE and Satish Joshi, dated May 12, 2011, is incorporated by reference to Exhibit 10.12 to iGATE’s Quarterly Report on Form 10-Q, filed on August 8, 2012.*

10.62	Performance Share Award Agreement between iGATE and Derek Kemp, dated May 12, 2011, is incorporated by reference to Exhibit 10.15 to iGATE’s Quarterly Report on Form 10-Q, filed on August 8, 2012.*

10.63	Restricted Stock Agreement between iGATE and Derek Kemp, dated May 12, 2011, is incorporated by reference to Exhibit 10.16 to iGATE’s Quarterly Report on Form 10-Q, filed on August 8, 2012.*

10.64	Performance Share Award Agreement between iGATE and Sunil Chitale, dated May 12, 2011, is incorporated by reference to Exhibit 10.19 to iGATE’s Quarterly Report on Form 10-Q, filed on August 8, 2012.*

10.65	Restricted Stock Agreement between iGATE and Sunil Chitale, dated May 12, 2011, is incorporated by reference to Exhibit 10.20 to iGATE’s Quarterly Report on Form 10-Q, filed on August 8, 2012.*

10.66	Performance Share Award Agreement between iGATE and Sanjay Tugnait, dated July 12, 2012, is incorporated by reference to Exhibit 10.22 to iGATE’s Quarterly Report on Form 10-Q, filed on August 8, 2012.*

10.67	Restricted Stock Agreement between iGATE and Sanjay Tugnait, dated July 12, 2012, is incorporated by reference to Exhibit 10.23 to iGATE’s Quarterly Report on Form 10-Q, filed on August 8, 2012.*

10.68	Amended and Restated Credit Agreement, dated as of April 3, 2012, among Pan-Asia iGATE Solutions, DBS Bank Ltd., Singapore, as administrative agent, and the other lenders names therein, is incorporated by reference to Exhibit 10.1 to iGATE’s Form 8-K, filed on April 10, 2012.

10.69	First Amendment to the Amended and Restated Credit Agreement, dated as of January 22, 2013, among Pan-Asia iGATE Solutions and DBS Bank Ltd., Singapore, is incorporated by reference to Exhibit 10.1 to iGATE’s Form 10-Q, filed on April 29, 2013.

10.70	Guaranty, dated as of March 8, 2012, among iGATE and certain subsidiaries thereof from time to time party thereto, and DBS Bank Ltd., Singapore, is incorporated by reference to Exhibit 10.2 to iGATE’s Form 8-K, filed on March 14, 2012.

10.71	First Amendment to Guaranty, dated as of January 22, 2013, among iGATE and certain subsidiaries thereof from time to time party thereto, and DBS Bank Ltd., Singapore, is incorporated by reference to Exhibit 10.2 to iGATE’s Form 10-Q, filed on April 29, 2013.

Exhibit	Index Description of Exhibit

10.72	Credit Agreement, dated as of August 28, 2012, between iGATE Technologies Inc. and Standard Chartered Bank, is incorporated by reference to Exhibit 10.1 to iGATE’s Form 8-K, filed on September 5, 2012.

10.73	Guaranty, dated as of August 28, 2012, among iGATE and certain subsidiaries thereof from time to time party thereto, and Standard Chartered Bank, is incorporated by reference to Exhibit 10.2 to iGATE’s Form 8-K, filed on September 5, 2012.

10.74	Retention Bonus Agreement, by and between iGATE and certain named executive officers, dated July 22, 2013, is incorporated by reference to iGATE’s Form 8-K, filed on July 23, 2013.*

10.75	Restricted Stock Agreement, by and between iGATE and certain named executive officers, dated July 22, 2013, is incorporated by reference to iGATE’s Form 8-K, filed on July 23, 2013.*

21.0	Subsidiaries of the Registrant is filed herewith.

23.1	Consent of Ernst & Young Associates LLP, Independent Registered Public Accounting Firm, is filed herewith.

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer is filed herewith.

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer is filed herewith.

32.01	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer is filed herewith.

32.02	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer is filed herewith.

101.INS(1)	XBRL Instance Document

101.SCH(1)	XBRL Taxonomy Extension Schema Document

101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Includes management contract or compensatory plan, contract or arrangement.
(1)	These interactive data files shall be deemed furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, and not otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of February, 2014.

iGATE CORPORATION

February 12, 2014	/S/ ASHOK VEMURI
Ashok Vemuri
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

iGATE CORPORATION

February 12, 2014	/S/ ASHOK VEMURI
Ashok Vemuri
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

/S/ WILLIAM G. PARRETT
William G. Parrett
Director

/S/ W. ROY DUNBAR
W. Roy Dunbar
Director

/S/ SALIM NATHOO
Salim Nathoo
Director

/S/ NAOMI O. SELIGMAN
Naomi O. Seligman
Director