Form 10-Q
period 2014-03-31
IGATE CORP
filed 2014-04-18
CIK 1024732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 000-21755

iGATE CORPORATION

(Exact name of registrant as specified in its charter)

PENNSYLVANIA	25-1802235
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Somerset Corporate Blvd Bridgewater, NJ	08807
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (510) 896-3015

6528, Kaiser Drive, Fremont, CA 94555

(Former name, former address and former fiscal year, if changed since last report)

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

The number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding as of April 14, 2014 was 58,809,797.

iGATE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2014

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

iGATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues (1)	$302,206	$274,918
Cost of revenues (exclusive of depreciation and amortization)	188,780	170,239

Gross margin	113,426	104,679
Selling, general and administrative expense	42,661	42,792
Depreciation and amortization	9,558	9,271

Income from operations	61,207	52,616
Interest expense	(23,629)	(22,657)
Foreign exchange gain, net	204	2,481
Other income, net	7,354	17,280

Income before income taxes	45,136	49,720
Income tax expense	13,425	14,960

Net income	31,711	34,760
Non-controlling interest	95	0

Net income attributable to iGATE Corporation	31,616	34,760
Accretion to preferred stock	139	115
Preferred dividend	8,139	7,500

Net income attributable to iGATE common shareholders	$23,338	$27,145

Basic earnings per share :
Common stock	$0.29	$0.36
Unvested restricted stock	$0.00	$0.36
Series B Preferred Stock	$0.68	$0.75
Diluted earnings per share	$0.29	$0.34

1. Includes the following related party amounts:

Revenue	$6,335	$487

See accompanying notes.

iGATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net income attributable to iGATE common shareholders	$23,338	$27,145
Add: Non-controlling interest	95	0
Other Comprehensive Income:
Change in fair value of marketable securities, net of tax of $(343) and $(1,492), respectively	(613)	(2,710)
Unrecognized actuarial gain on pension liability, net of tax of $162 and $116, respectively	316	313
Change in fair value of cash flow hedges, net of tax of $2,255 and $1,271, respectively	4,382	3,039
Gain on foreign currency translation	29,573	17,383
Total comprehensive income	57,091	45,170
Less: Total comprehensive income attributable to non-controlling interest, net of tax of $13 and $0, respectively	268	0

Total comprehensive income attributable to iGATE common shareholders	$56,823	$45,170

See accompanying notes.

iGATE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	March 31, 2014 (Unaudited)	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$237,944	$204,836
Restricted cash	360,000	360,000
Short-term investments	162,196	181,401
Accounts receivable, net of allowances for doubtful accounts of $3,001 and $4,103, as of March 31, 2014 and December 31, 2013, respectively	147,214	157,905
Unbilled revenues	88,223	61,424
Prepaid expenses and other current assets	53,473	44,492
Prepaid income taxes	9,800	838
Deferred tax assets	5,937	10,235
Foreign exchange derivative contracts	6,671	836
Receivable from related parties	6,471	4,046

Total current assets	1,077,929	1,026,013

Deposits and other assets	23,681	24,930
Prepaid income taxes	34,644	32,160
Property and equipment, net of accumulated depreciation of $116,889 and $108,084, as of March 31, 2014 and December 31, 2013, respectively	180,917	165,581
Leasehold land	78,405	76,732
Deferred tax assets	15,154	15,153
Goodwill	452,911	438,891
Intangible assets, net	120,294	119,262

Total assets	$1,983,935	$1,898,722

LIABILITIES, PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,489	$9,268
Line of credit	52,000	52,000
Senior Notes	770,000	360,000
Term loans	90,000	90,000
Accrued payroll and related costs	46,060	57,093
Other accrued liabilities	101,232	79,785
Accrued income taxes	2,794	5,802
Foreign exchange derivative contracts	15	909
Deferred revenue	13,254	17,776

Total current liabilities	1,088,844	672,633
Other long-term liabilities	4,188	3,532
Senior Notes	0	410,000
Term loans	270,000	270,000
Accrued income taxes	22,117	13,936
Deferred tax liabilities	37,315	41,717

Total liabilities	1,422,464	1,411,818

Commitments and Contingencies (Note 18)
Series B Preferred stock, without par value: 480,000 shares authorized; 330,000 shares issued and outstanding	418,649	410,371
iGATE Corporation shareholders’ equity:
Preferred shares, without par value: 19,520,000 shares authorized; 1 share held in treasury	0	0
Common shares, par value $0.01 per share:
700,000,000 shares authorized; 59,797,634 and 59,428,151 shares issued; 58,807,532 and 58,438,049 shares outstanding as of March 31, 2014 and December 31, 2013, respectively	598	594
Common shares held in treasury, at cost, 990,102 shares	(14,714)	(14,714)
Additional paid-in capital	213,337	204,143
Retained earnings	292,088	268,750
Accumulated other comprehensive loss	(353,630)	(387,115)

Total iGATE Corporation shareholders’ equity	137,679	71,658
Non-controlling interest	5,143	4,875

Total equity	142,822	76,533

Total liabilities, preferred stock and shareholders’ equity	$1,983,935	$1,898,722

See accompanying notes.

iGATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash Flows From Operating Activities:
Net income	$31,711	$34,760
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	9,558	9,271
Stock-based compensation	4,297	3,125
Realized gain on investments	(5,108)	(15,277)
Deferred gain on settled derivatives	0	37
Recovery of doubtful debts	(1,149)	(61)
Deferred income taxes	(962)	(2,161)
Amortization of debt issuance costs	2,295	2,399
Loss on sale of property and equipment	47	26
Deferred rent	290	(52)
Excess tax benefits related to stock option exercises	(2,554)	(387)
Changes in operating assets and liabilities:
Accounts receivables and unbilled receivables	(16,684)	(9,100)
Prepaid expenses and other assets	(3,482)	(6,587)
Accounts payable	3,220	4,937
Accrued and other liabilities	253	(2,243)
Deferred revenue	(4,558)	(5,395)

Net cash flows provided by operating activities	17,174	13,292

Cash Flows From Investing Activities:
Purchase of property and equipment	(15,974)	(6,356)
Proceeds from sale of property and equipment	80	43
Purchase of available-for-sale investments	(184,786)	(599,984)
Proceeds from maturities and sale of available-for-sale investments	213,053	627,387
Restricted cash	0	3,052
Receipts from (payments of ) lease deposits	0	301
Purchase of non-controlling interests	0	(5,370)

Net cash flows provided by investing activities	12,373	19,073

Cash Flows From Financing Activities:
Payments on capital lease obligations	(111)	(200)
Payment of line of credit and term loans	0	(30,000)
Payment of debt related costs	0	(2,394)
Proceeds from exercise of stock options	2,347	374
Excess tax benefits related to stock option exercises	2,554	387

Net cash flows provided by (used in) financing activities	4,790	(31,833)

Effect of exchange rate changes	(1,229)	(841)

Net change in cash and cash equivalents	33,108	(309)
Cash and cash equivalents, beginning of period	204,836	95,155

Cash and cash equivalents, end of period	$237,944	$94,846

See accompanying notes.

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

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

The accompanying balance sheet and financial information as of December 31, 2013 is derived from audited financial statements but does not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2013.

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

2.	Goodwill and Intangible Assets

The changes in the carrying value of goodwill for the three months ended March 31, 2014 are as follows (in thousands):

Amount
Goodwill as of December 31, 2013	$438,891
Foreign currency translation effect	14,020

Goodwill as of March 31, 2014	$452,911

The changes in the carrying value of intangibles for the three months ended March 31, 2014 are as follows (in thousands):

Amount
Intangible assets as of December 31, 2013	$119,262
Foreign currency translation effect	3,612
Amortization	(2,580)

Intangible assets as of March 31, 2014	$120,294

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

As of March 31, 2014, intangible assets were comprised of the following (in thousands):

Amount
Customer relationships	$189,844
Intellectual Property Rights	9,400
Foreign currency translation adjustments	(45,537)
Amortization	(33,413)

Intangible assets as of March 31, 2014	$120,294

As of March 31, 2014 and December 31, 2013, accumulated amortization expense related to Intellectual Property Rights amounted to $4.5 million and $4.1 million, respectively, and Customer relationship amounted to $28.9 million and $26.7 million, respectively. Intangible assets are amortized over the remaining weighted average period of 11.8 years. Intellectual Property Rights are amortized over a weighted average period of 3.2 years. Customer relationship is amortized over its remaining useful life of 12.1 years.

Amortization expenses related to identifiable intangible assets were $2.6 million and $2.8 million for the three months ended March 31, 2014 and 2013, respectively. Future estimated annual amortization is as follows (in thousands):

Amount
Remainder of 2014	8,162
2015	11,273
2016	11,657
2017	11,229
2018	10,385

3.	Series B Preferred Stock

On January 10, 2011, the Company entered into a securities purchase agreement, with Viscaria Limited, to raise equity financing to pay a portion of the cash consideration for the acquisition of iGATE Computer Systems Limited (“iGATE Computer”). Under the securities purchase agreement, the Company agreed to sell, in a private placement, up to 480,000 shares of newly designated 8.00% Series B Convertible Participating Preferred Stock, no par value per share (the “Series B Preferred Stock”), for an aggregate purchase price of up to $480 million. On February 1, 2011 and May 9, 2011, the Company issued 210,000 shares and 120,000 shares, respectively, of the Series B Preferred Stock for a consideration of $330 million.

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

MARCH 31, 2014

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

The Company incurred issuance costs amounting to $3.4 million which have been netted against the proceeds received from the issuance of Series B Preferred Stock. The Series B Preferred Stock is being accreted over a period of six years. The amount accreted totaled $0.1 million during each of the three months ended March 31, 2014 and 2013. As of March 31, 2014 and 2013, the remaining unamortized balance of issuance costs was $2.1 million and $2.6 million, respectively.

The Company is accruing for cumulative dividends at a rate of 8.00% per annum, compounded quarterly. The amount of such dividends accrued during the three months ended March 31, 2014 and 2013 was $8.1 million and $7.5 million, respectively.

As of March 31, 2014 and 2013, the shares of Series B Preferred Stock are potentially convertible into 20.7 million and 19.1 million shares of common stock, respectively.

4.	Borrowings

Line of Credit

On February 21, 2011, the Company entered into an arrangement with a bank for availing an unsecured revolving working credit facility of $70.0 million at an annual interest rate of LIBOR plus 195 basis points. Effective March 25, 2013, the interest rate was changed to LIBOR plus 115 basis points. As of March 31, 2014, the Company had unused facility of $18.0 million under this line of credit.

On May 10, 2011, the Company entered into a credit agreement with a bank for revolving credit commitments in an aggregate principal U.S. Dollar equivalent of $50.0 million, maturing on May 10, 2016. The proceeds are to be used for working capital and other general corporate purposes. This facility carries an interest rate of LIBOR plus 280 basis points. As of March 31, 2014, the Company had unused facility of $50.0 million under this revolving credit.

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

Term Loans

On November 22, 2013, Pan-Asia Global Solutions (“Pan-Asia”), a 100% owned subsidiary of the Company, entered into a credit arrangement for a secured term loan facility with a consortium of banks, in an aggregate principal $360 million, which was availed in two tranches, comprising of $270 million maturing 60 months from the utilization date of November 25, 2013, carrying an interest rate of LIBOR plus 325 basis points and $90 million maturing 9 months from the utilization date of November 25, 2013, carrying an interest rate of LIBOR plus 200 basis points. This facility was undertaken to pay down a portion of Senior Notes in April 2014. iGATE Technologies Inc.(“iTI”), the immediate parent company of Pan-Asia, pledged 65% of its equity investment amounting to $298.1 million in Pan-Asia. The loan documents contain customary representations and warranties, events of default, affirmative, negative covenants and financial covenants and the loan was guaranteed by the Company and several of its 100% owned subsidiaries. The facility also has a claw back provision to return the funds on demand, in the event of non utilization of the funds by June 30, 2014, to pay down a portion of Senior Notes.

As of March 31, 2014, the Company was in compliance with all covenants associated with the aforementioned borrowings.

5.	Senior notes

On April 29, 2011, the Company sold $770 million of 9.0% Senior Notes due May 1, 2016 (the “Existing Notes”) through a private placement. On December 13, 2011, the Company issued a prospectus pursuant to a Registration Rights Agreement which granted the initial purchasers and any subsequent holders of the Senior Notes certain exchange and registration rights. The exchange offer was completed and, as of February 14, 2012, all the Senior Notes were tendered by the Note holders. These Senior Notes are now tradable. The interest is payable semiannually in cash in arrears on May 1 and November 1 of each year, beginning on November 1, 2011. The Senior Notes are senior unsecured obligations of the Company, guaranteed by the Company’s domestic 100% owned subsidiaries, as identified in Note 17, with exceptions considered customary for such guarantees under which a subsidiary’s guarantee would terminate.

The terms of the Indenture governing the Senior Notes, among other things, limits the ability of the Company and its restricted subsidiaries to (i) incur additional indebtedness or issue certain preferred stock; (ii) pay dividends on, or make distributions in respect of, their capital stock or repurchase their capital stock; (iii) make certain investments or other restricted payments; (iv) sell certain assets; (v) create liens or use assets as security in other transactions; (vi) merge, consolidate or transfer or dispose of substantially all of their assets; and (vii) engage in certain transactions with affiliates. These covenants are subject to a number of important limitations and exceptions that are described in the Indenture. The Indenture also contains certain financial covenants relating to Consolidated Priority Debt Leverage Ratio and a Fixed Charge Coverage Ratio that the Company is required to comply with, when any of the above events occur. As of March 31, 2014, the Company is in compliance with the above mentioned ratios.

The Company opted to exercise the “Optional Redemption” and redeem the Notes in whole on April 22, 2014 (“Redemption Date”) and accordingly served the conditional notice to the Note holders on March 20, 2014 calling for redemption of entire outstanding $770 million aggregate principal amount of the Existing Notes. Accordingly, as of March 31, 2014, the whole amount of Senior Notes of $770 million is disclosed as current liability.

The Redemption of the Existing Notes is being done by refinancing it partly with new 4.75% Senior Notes due 2019 amounting to $325 million which was completed on April 2, 2014 together with term loan proceeds of $360 million from a consortium of banks (refer Note 4 on Borrowings), cash generated by the operations of Company and utilization of the Revolving Credit Facility, if required (refer Note 21 on Subsequent Events).

As of March 31, 2014, the unamortized debt issuance cost of $15.9 million is recorded in prepaid expenses and other current assets. The amount amortized for the three months ended March 31, 2014 and 2013 was $1.7 million and $1.5 million, respectively. Interest expense (including amortized debt issuance costs) for the three months ended March 31, 2014 and 2013 was $19.0 million and $18.8 million, respectively.

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

6.	Income tax

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

The Company uses the estimated annual effective tax rate method in computing its interim tax provision. Certain items, including those deemed to be unusual, infrequent or that cannot be reliably estimated, are excluded from the estimated annual effective tax rate. In these cases, the actual tax expense or benefit applicable to those items is recorded in the same period as the related item. The Company’s effective tax rate (“ETR”) was 29.7% and 30.1% for the three months ended March 31, 2014 and 2013, respectively.

The difference in the ETR as compared to the U.S. statutory rate of 35.0% is primarily attributable to the tax holiday benefits enjoyed by the Company’s subsidiary in India and tax benefits claimed on filing the amended tax returns for earlier years in India jurisdiction and on account of reassessment of India tax positions for the open assessment years.

Under the Indian Income-tax Act, 1961, iGATE Global Solutions Limited (“iGATE Global”) is eligible to claim an income tax holiday on profits derived from the export of software services from divisions registered under Special Economic Zone (“SEZ”) arrangements. Profits derived from the export of software services from these divisions registered under the SEZ scheme are eligible for a 100% tax holiday during the initial five consecutive assessment years followed by 50% for the subsequent five years, and 50% for another five years subject to fulfillment of certain conditions; from the date of commencement of operations by the respective SEZ. For the three months ended March 31, 2014 and 2013, the tax holiday benefits were $1.5 million and $2.3 million, respectively. This SEZ tax holiday will begin to expire from March 2023 through 2028.

As of March 31, 2014 and December 31, 2013, total gross unrecognized tax benefits, excluding related interest and penalties, were $24.1 million and $16.6 million respectively. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

As of March 31, 2014
Beginning Balance as of January 01, 2014	$16,569
Additions based on prior period tax positions	7,428
Foreign currency translation effect	77

Ending Balance as of March 31, 2014	$24,074

The Company recognizes interest related to uncertain tax positions within the interest expense line in the consolidated statements of income. During the three months ended March 31, 2014, the Company has recorded interest expense of $1.0 million related to uncertain tax positions in the condensed consolidated statements of income. The total amount of accrued interest in the condensed consolidated balance sheet amounted to $1.7 million as of March 31, 2014.

As of March 31, 2014, the Company had $21.4 million of net unrecognized tax benefits arising out of the tax positions which would affect the effective tax rate, if recognized. The nature of the events that would cause the change to the reserves will be mainly due to the expiry of the statute of limitation in the U.S. and completion of assessment for all open assessment years. Although it is difficult to anticipate the final outcome on timing of resolution of any particular uncertain tax position, the Company believes that the total amount of net unrecognized tax benefits will be decreased by approximately $6.2 million during the next twelve months due to the expiration of the statute of limitations.

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

7.	Earnings Per Share

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

MARCH 31, 2014

Earnings per share for the common stock, unvested restricted stock and Series B Preferred Stock under the two class method are presented below (dollars and shares in thousands, except per share data):

		Three Months Ended March 31,
		2014	2013
Net income attributable to iGATE common shareholders		$23,338	$27,145
Add: Dividend on Series B Preferred Stock		8,139	7,500

		31,477	34,645
Less: Dividends paid on
Series B Preferred Stock	[A]	8,139	7,500

Undistributed Income		$23,338	$27,145

Allocation of Undistributed Income :
Common stock	[B]	$17,256	$20,338
Unvested restricted stock	[C]	0	8
Series B Preferred Stock	[D]	6,082	6,799

		$23,338	$27,145

Shares outstanding for allocation of undistributed income:
Common stock		58,808	57,270
Unvested restricted stock		0	23
Series B Preferred Stock		20,726	19,147

		79,534	76,440

Weighted average shares outstanding:
Common stock	[E]	58,687	57,262
Unvested restricted stock	[F]	0	23
Series B Preferred Stock	[G]	20,726	19,147

		79,413	76,432

Weighted average common stock outstanding		58,687	57,262
Dilutive effect of stock options and restricted shares outstanding		1,854	1,741

Dilutive weighted average shares outstanding	[H]	60,541	59,003

Distributed earnings per share:
Series B Preferred Stock	[I=A/G]	$0.39	$0.39
Undistributed earnings per share:
Common stock	[J=B/E]	$0.29	$0.36
Unvested restricted stock	[K=C/F]	$0.00	$0.36
Series B Preferred Stock	[L=D/G]	$0.29	$0.36
Earnings per share-Basic:
Common stock	[J]	$0.29	$0.36
Unvested restricted stock	[K]	$0.00	$0.36
Series B Preferred Stock	[I+L]	$0.68	$0.75
Earnings per share-Diluted	[[B+C]/H]	$0.29	$0.34

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

The number of outstanding options to purchase common shares for which the option exercise prices exceeded the average market price of the common shares aggregated 0.2 million and 0.7 million shares for the three months ended March 31, 2014 and March 31, 2013, respectively. These options were excluded from the computation of diluted earnings per share under the treasury stock method. The number of shares of outstanding Series B Preferred Stock for which the earnings per share exceeded the earnings per share of common stock aggregated to 20.7 million and 19.1 million shares for the three months ended March 31, 2014 and 2013, respectively. These shares were excluded from the computation of diluted earnings per share as they were anti-dilutive.

8.	Investments

Short term investments comprise the following (in thousands):

	As of March 31, 2014
	Carrying Value	Unrealized Gain	Fair Value
Mutual Funds
Liquid mutual funds	$160,632	$1,389	$162,021
Fixed deposits with banks	175	0	175

	$160,807	$1,389	$162,196

	As of December 31, 2013
	Carrying Value	Unrealized Gain	Fair Value
Mutual Funds
Liquid mutual funds	$178,886	$2,345	$181,231
Fixed deposits with banks	170	0	170

	$179,056	$2,345	$181,401

Contractual maturities of short-term and other investments in available for sale securities as of March 31, 2014 was as follows (in thousands):

As of March 31, 2014
Due within one year	$162,196

Realized gains and losses on the cost of securities sold or disposed is determined on First in First out (“FIFO”) method.

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

Dividends from available for sale securities and gross realized gains and losses on sale of available for sale securities are as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Gross realized gains	$5,108	$15,277
Sale proceeds	213,053	627,387

The changes in the gross unrealized gain on marketable securities carrying value for the three months ended March 31, 2014 and 2013 are as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Unrealized gain on marketable securities at the beginning of the period	$2,345	$11,711
Reclassification of gain into earnings on maturity	(5,108)	(15,277)
Net unrealized gain/ (loss) due to changes in the fair value	4,152	11,075

Unrealized gain on marketable securities at the end of the period	$1,389	$7,509

9.	Accumulated Other Comprehensive Income (Loss)

The changes in the balances of accumulated other comprehensive income (loss), net of tax, by component for the three months ended March 31, 2014 and 2013 are summarized as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Unrealized gain on Marketable securities:
Beginning balance	$1,548	$8,275
Amount of gain (loss) recognized in other comprehensive income	2,741	8,445
Amounts of (gain) loss reclassified from accumulated other comprehensive income	(3,354)	(11,155)
Portion attributable to Non-controlling interests	(3)	0

Ending balance	$932	$5,565

Unrealized gain (loss) on cash flow hedges:
Beginning balance	$(48)	$445
Amount of gain (loss) recognized in other comprehensive income	4,515	4,535
Amounts of (gain) loss reclassified from accumulated other comprehensive income	(133)	(1,496)
Portion attributable to Non-controlling interests	(21)	0

Ending balance	$4,313	$3,484

Actuarial gain (loss) relating to defined benefit plan:
Beginning balance	$1,084	$(123)
Amount of gain (loss) recognized in other comprehensive income	355	294
Amounts of (gain) loss reclassified from accumulated other comprehensive income	(39)	19
Portion attributable to Non-controlling interests	(6)	0

Ending balance	$1,394	$190

Foreign currency translation:
Beginning balance	$(391,593)	$(283,180)
Amount of gain (loss) recognized in other comprehensive income	29,573	17,383
Amounts of (gain) loss reclassified from accumulated other comprehensive income	0	0
Portion attributable to Non-controlling interests	1,751	0

Ending balance	$(360,269)	$(265,797)

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

The changes in the tax expense (benefit) of accumulated other comprehensive income (loss), by component for the three months ended March 31, 2014 and 2013, are summarized as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Unrealized gain on Marketable securities:
Beginning balance	$797	$3,436
Amount of gain (loss) recognized in other comprehensive income	1,411	2,630
Amounts of (gain) loss reclassified from accumulated other comprehensive income	(1,754)	(4,122)
Portion attributable to Non-controlling interests	(2)	0

Ending balance	$452	$1,944

Unrealized gain (loss) on cash flow hedges:
Beginning balance	$(23)	$184
Amount of gain (loss) recognized in other comprehensive income	2,325	1,812
Amounts of (gain) loss reclassified from accumulated other comprehensive income	(70)	(541)
Portion attributable to Non-controlling interests	(12)	0

Ending balance	$2,220	$1,455

Actuarial gain (loss) relating to defined benefit plan:
Beginning balance	$559	$(69)
Amount of gain (loss) recognized in other comprehensive income	183	109
Amounts of (gain) loss reclassified from accumulated other comprehensive income	(21)	7
Portion attributable to Non-controlling interests	(6)	0

Ending balance	$715	$47

Foreign currency translation:
Beginning balance	$0	$0
Amount of gain (loss) recognized in other comprehensive income	0	0
Amounts of (gain) loss reclassified from accumulated other comprehensive income	0	0
Portion attributable to Non-controlling interests	0	0

Ending balance	$0	$0

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

The following table summarizes the reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2014 and 2013(in thousands):

Accumulated Other Comprehensive Income – Components	Line item in Statement of Income	Amount reclassified from Accumulated Other Comprehensive Income
		Three Months Ended March 31,
		2014	2013
Available-for-sale securities:
Sale of Securities	Other Income, net	$5,108	$15,277
	Income tax expense	(1,754)	(4,122)
	Non-controlling interest, net of tax	(16)	0

	Reclassification into earnings	$3,338	$11,155

Cash flow hedges:
Foreign exchange derivative contracts	Foreign exchange gain (loss), net	$203	$2,037
	Income tax expense	(70)	(541)
	Non-controlling interest, net of tax	(1)	0

	Reclassification to earnings	$132	$1,496

Pension and other defined benefit liability:
Amortization of actuarial gain (loss)	Cost of revenues	$60	$(26)
	Income tax expense	(21)	7
	Non-controlling interest, net of tax	0	0

	Reclassification to earnings	$39	$(19)

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

10.	Derivative Instruments and Hedging Activities

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

The following table presents the aggregate contracted principal amounts of the Company’s foreign exchange derivative contracts:

OUTSTANDING CASH FLOW HEDGE TRANSACTIONS QUALIFYING FOR HEDGE ACCOUNTING (in thousands):

	As of
	March 31, 2014	December 31, 2013
Foreign Exchange Forward Contracts USD	$122,300	$94,300
Foreign Exchange Forward Contracts CAD	$12,708	$13,160
Foreign Exchange Forward Contracts GBP	$21,618	$14,041

OUTSTANDING FAIR VALUE HEDGE TRANSACTIONS NOT QUALIFYING FOR HEDGE ACCOUNTING (in thousands):

	As of
	March 31, 2014	December 31, 2013
Foreign Exchange Forward Contracts GBP	$1,413	$12,059
Foreign Exchange Forward Contracts CAD	$3,745	$0
Foreign Exchange Forward Contracts USD	$8,890	$0

The foreign exchange derivative contracts mature generally within twelve (12) months.

The effect of derivative instruments on the Condensed Consolidated Statements of Income for the three months ended March 31, 2014 (in thousands):

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) recognized in OCI on Derivative		Location of Gain (Loss) reclassified from Accumulated OCI into Income	Amount of Gain (Loss) reclassified from Accumulated OCI into Income	Location of Gain (Loss) recognized in Income on Derivative	Amount of Gain (Loss) recognized in Income Statement
	(Effective Portion)		(Effective Portion)		(Ineffective Portion and amount excluded from effectiveness testing)

	March 31, 2014		March 31, 2014		March 31, 2014
Foreign Exchange Contracts	$6,840	*	Foreign exchange gain (loss), net	$203	Foreign exchange gain (loss), net	$0

*	Includes deferred gain on settled rollover derivatives amounting to $0.0 million for the three months ended March 31, 2014.

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

The effect of derivative instruments on the Condensed Consolidated Statements of Income for the three months ended March 31, 2013 (in thousands):

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) recognized in OCI on Derivative		Location of Gain (Loss) reclassified from Accumulated OCI into Income	Amount of Gain (Loss) reclassified from Accumulated OCI into Income	Location of Gain (Loss) recognized in Income on Derivative	Amount of Gain (Loss) recognized in Income Statement
	(Effective Portion)		(Effective Portion)		(Ineffective Portion and amount excluded from effectiveness testing)

	March 31, 2013		March 31, 2013		March 31, 2013
Foreign Exchange Contracts	$6,347	*	Foreign exchange gain (loss), net	$2,037	Foreign exchange gain (loss), net	$799

*	Includes deferred gain on settled rollover derivatives amounting to $0.6 million for the three months ended March 31, 2013.

Derivatives not designated as hedging instruments (in thousands):

	Three Months Ended March 31,
	2014	2013
Statement of Income
Foreign exchange gain, net	$493	$3,029

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

Information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheets (in thousands):

Derivative Instruments – Foreign Exchange Derivative Contracts		As of
		March 31, 2014	December 31, 2013
Balance Sheet Location	Designated/Not Designated	Fair Value	Fair Value
Current Assets	Designated	$6,565	$832
	Not Designated	$106	$4
Current liabilities	Designated	$0	$904
	Not Designated	$15	$5

The estimated net amount of existing gains, net of taxes, as of March 31, 2014 that is expected to be reclassified from accumulated other comprehensive income (losses) into earnings within the next 12 months is $4.3 million.

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

The Company utilizes standard counterparty master agreements containing provisions for netting of certain foreign currency transaction obligations and for set-off of certain obligations in the event of insolvency of one of the parties to the transaction. This provision may reduce the Company’s potential loss resulting from the insolvency of counterparty and would also reduce the counterparty’s potential overall loss resulting from the insolvency of the Company. In the condensed consolidated balance sheet, the Company records the foreign exchange derivative assets and liabilities at gross fair value. The potential effect of netting foreign exchange derivative assets and liabilities under the counterparty master agreement was as follows (in thousands):

	Gross Amount presented in the Condensed Consolidated Balance Sheet	Potential effect of rights of set off	Net amount of recognized assets/liabilities
As of March 31, 2014:
Foreign exchange derivative assets	$6,671	$15	$6,656
Foreign exchange derivative liabilities	$15	$15	$0

As of December 31, 2013:
Foreign exchange derivative assets	$836	$642	$194
Foreign exchange derivative liabilities	$909	$642	$267

11.	Fair Value Measurements

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

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

Investments and Foreign exchange derivative contracts, as disclosed in Note 8 and 10, which are measured at fair value are summarized below (in thousands):

		Fair Value measurement at reporting date using
Description	As of March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Current Assets:
Short term investments:
a) Liquid mutual fund units	$162,021	$162,021	$0	$0
b) Fixed deposits with banks	175	175	0	0
Foreign exchange derivative contracts	6,671	0	6,671	0

Total current assets	$168,867	$162,196	$6,671	$0

Liabilities
Current Liabilities:
Foreign exchange derivative contracts	$15	$0	$15	$0

Total current liabilities	$15	$0	$15	$0

		Fair Value measurement at reporting date using
Description	As of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Current Assets:
Short term investments:
a) Liquid mutual fund units	$181,231	$181,231	$0	$0
b) Fixed deposits with banks	170	170	0	0
Foreign exchange derivative contracts	836	0	836	0

Total current assets	$182,237	$181,401	$836	$0

Liabilities
Current Liabilities:
Foreign exchange derivative contracts	$909	$0	$909	$0

Total current liabilities	$909	$0	$909	$0

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

12.	Employee Benefits

Defined Contribution Plan

The Company’s eligible employees in India participate in the Employees’ Provident Fund (the “Provident Fund”), which is a defined contribution plan. The employee and the Company make monthly contributions of a specified percentage of salary to the Provident Fund, which is administered by the prescribed authority in India. The aggregate contributions along with interest thereon can be withdrawn on retirement, death, incapacitation or termination of employment. The Company’s contribution to the Provident Fund was $2.1 million for each of the three months ended March 31, 2014 and 2013.

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

The following table sets forth the net periodic cost recognized by the Company in respect of the Plan (in thousands):

	Three Months Ended March 31,
	2014	2013
Net periodic plan cost
Service cost	$661	$798
Interest cost	319	331
Expected return on plan asset	(228)	(235)
Amortization of actuarial gain	(59)	(8)

Net periodic plan cost for the period	$693	$886

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

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

13.	Stock-based compensation

During the three months ended March 31, 2014 and 2013, the Company granted 18,000 and 44,000 options, respectively. During the three months ended March 31, 2014 and 2013, the Company granted 45,500 and 121,617 stock awards, respectively.

Stock-based compensation expense recorded in income from operations during the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Stock -based compensation recorded in
Cost of revenues	$1,819	$1,337
Selling, general and administrative expense	2,478	1,788

Total stock-based compensation expense	$4,297	$3,125

During the three months ended March 31, 2014 and 2013, the Company issued 0.4 million and 0.3 million shares, respectively, upon exercise of stock options and awards.

14.	Other income, net

Components of other income, net for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Investment income	$5,108	$15,277
Interest income	1,625	1,704
Loss on sale of fixed assets	(47)	(26)
Other	668	325

Other income, net	$7,354	$17,280

15.	Concentration of revenues

The following is a concentration of revenues greater than 10% by customer for the periods shown:

	Three Months Ended March 31,
	2014	2013
General Electric Company	15%	13%
Royal Bank of Canada	10%	12%

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

16.	Segment Information

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

17.	Guarantor Subsidiaries - Supplemental condensed consolidating financial information

In connection with the acquisition of iGATE Computer, the Company issued the Senior Notes which are the senior unsecured obligations of the Company. The Senior Notes are guaranteed by the Company’s 100% owned domestic subsidiaries iTI, iGATE Inc., and iGATE Holding Corporation (collectively, the “Guarantors”). The Company has not included separate financial statements of the Guarantors because they are 100% owned by the Company, the guarantees issued are full and unconditional, and the guarantees are joint and several. There are customary exceptions in the Indenture under which a subsidiary’s guarantee would terminate namely:

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

Condensed consolidating financial information for the Company and the Guarantors are as follows (in thousands):

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2014

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$0	$138,351	$99,593	$0	$237,944
Restricted cash	0	360,000	0	0	360,000
Short-term investments	0	0	162,196	0	162,196
Accounts receivable, net	0	77,079	70,135	0	147,214
Unbilled revenues	0	49,668	38,555	0	88,223
Prepaid expenses and other current assets	16,868	5,703	30,902	0	53,473
Prepaid income taxes	0	955	8,845	0	9,800
Deferred tax assets	0	3,163	2,774	0	5,937
Foreign exchange derivative contracts	0	0	6,671	0	6,671
Inter-corporate loan	360,000	0	0	(360,000)	0
Receivable from related parties	0	1,663	4,808	0	6,471
Receivable from group companies	47,902	0	44,360	(92,262)	0

Total current assets	424,770	636,582	468,839	(452,262)	1,077,929
Investment in subsidiaries	460,955	545,412	0	(1,006,367)	0
Inter-corporate loan	410,000	2,482	0	(412,482)	0
Deposits and other assets	4,640	1,256	17,785	0	23,681
Prepaid income taxes	0	0	34,644	0	34,644
Property and equipment, net	0	2,506	178,411	0	180,917
Leasehold land	0	0	78,405	0	78,405
Deferred tax assets	0	15,054	100	0	15,154
Goodwill	0	1,026	451,885	0	452,911
Intangible assets, net	0	113	120,181	0	120,294

Total assets	$1,300,365	$1,204,431	$1,350,250	$(1,871,111)	$1,983,935

LIABILITIES, PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$0	$1,719	$11,770	$0	$13,489
Line of credit	0	0	52,000	0	52,000
Senior Notes	770,000	0	0	0	770,000
Term loans	0	0	90,000	0	90,000
Accrued payroll and related costs	0	15,592	30,468	0	46,060
Other accrued liabilities	34,468	24,972	41,792	0	101,232
Accrued income taxes	0	0	2,794	0	2,794
Foreign exchange derivative contracts	0	0	15	0	15
Deferred revenue	0	5,285	7,969	0	13,254
Inter-corporate loan	0	360,000	0	(360,000)	0
Payable to group companies	0	92,262	0	(92,262)	0

Total current liabilities	804,468	499,830	236,808	(452,262)	1,088,844
Other long-term liabilities	0	186	4,002	0	4,188
Senior Notes	0	0	0	0	0
Term loans	0	0	270,000	0	270,000
Accrued income taxes	0	650	21,467	0	22,117
Inter-corporate loan	0	410,000	2,482	(412,482)	0
Deferred tax liabilities	0	0	37,315	0	37,315

Total liabilities	804,468	910,666	572,074	(864,744)	1,422,464

Series B Preferred stock	418,649	0	0	0	418,649
iGATE Corporation shareholders’ equity:
Common shares	598	330,000	53,451	(383,451)	598
Common shares held in treasury, at cost	(14,714)	0	0	0	(14,714)
Additional paid-in capital	225,301	6,209	604,743	(622,916)	213,337
Retained earnings	(133,937)	(42,540)	468,565	0	292,088
Accumulated other comprehensive loss	0	96	(353,726)	0	(353,630)

Total iGATE Corporation shareholders’ equity	77,248	293,765	773,033	(1,006,367)	137,679
Non-controlling interest	0	0	5,143	0	5,143

Total equity	77,248	293,765	778,176	(1,006,367)	142,822
Total liabilities, preferred stock and shareholders’ equity	$1,300,365	$1,204,431	$1,350,250	$(1,871,111)	$1,983,935

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2013

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$0	$82,497	$122,339	$0	$204,836
Restricted cash	0	360,000	0	0	360,000
Short-term investments	0	0	181,401	0	181,401
Accounts receivable, net	0	87,110	70,795	0	157,905
Unbilled revenues	0	29,309	32,115	0	61,424
Prepaid expenses and other current assets	11,997	3,693	28,802	0	44,492
Prepaid income taxes	0	797	41	0	838
Deferred tax assets	0	3,163	7,072	0	10,235
Foreign exchange derivative contracts	0	0	836	0	836
Inter-corporate loan	360,000	0	0	(360,000)	0
Receivable from related parties	0	1,618	2,428	0	4,046
Receivable from group companies	21,332	0	24,952	(46,284)	0

Total current assets	393,329	568,187	470,781	(406,284)	1,026,013
Investment in subsidiaries	460,955	545,412	0	(1,006,367)	0
Inter-corporate loan	410,000	2,476	0	(412,476)	0
Deposits and other assets	5,596	1,084	18,250	0	24,930
Prepaid income taxes	0	0	32,160	0	32,160
Property and equipment, net	0	2,291	163,290	0	165,581
Leasehold land	0	0	76,732	0	76,732
Deferred tax assets	0	15,054	99	0	15,153
Goodwill	0	1,026	437,865	0	438,891
Intangible assets, net	0	130	119,132	0	119,262

Total assets	$1,269,880	$1,135,660	$1,318,309	$(1,825,127)	$1,898,722

LIABILITIES, PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$0	$1,834	$7,434	$0	$9,268
Line of credit	0	0	52,000	0	52,000
Senior Notes	360,000	0	0	0	360,000
Term loans	0	0	90,000	0	90,000
Accrued payroll and related costs	0	19,086	38,007	0	57,093
Other accrued liabilities	11,550	24,012	44,223	0	79,785
Accrued income taxes	0	0	5,802	0	5,802
Foreign exchange derivative contracts	0	0	909	0	909
Deferred revenue	0	8,917	8,859	0	17,776
Inter-corporate loan	0	360,000	0	(360,000)	0
Payable to group companies	0	26,446	19,838	(46,284)	0

Total current liabilities	371,550	440,295	267,072	(406,284)	672,633
Other long-term liabilities	0	165	3,367	0	3,532
Senior Notes	410,000	0	0	0	410,000
Term loans	0	0	270,000	0	270,000
Accrued income taxes	0	650	13,286	0	13,936
Inter-corporate loan	0	410,000	2,476	(412,476)	0
Deferred tax liabilities	0	0	41,717	0	41,717

Total liabilities	781,550	851,110	597,918	(818,760)	1,411,818

Series B Preferred stock	410,371	0	0	0	410,371
iGATE Corporation shareholders’ equity:
Common shares	594	330,000	53,451	(383,451)	594
Common shares held in treasury, at cost	(14,714)	0	0	0	(14,714)
Additional paid-in capital	216,107	6,209	604,743	(622,916)	204,143
Retained earnings	(124,028)	(51,755)	444,533	0	268,750
Accumulated other comprehensive loss	0	96	(387,211)	0	(387,115)

Total iGATE Corporation shareholders’ equity	77,959	284,550	715,516	(1,006,367)	71,658
Non-controlling interest	0	0	4,875	0	4,875

Total equity	77,959	284,550	720,391	(1,006,367)	76,533
Total liabilities, preferred stock and shareholders’ equity	$1,269,880	$1,135,660	$1,318,309	$(1,825,127)	$1,898,722

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THREE MONTHS ENDED MARCH 31, 2014

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues	$0	$184,776	$179,146	$(61,716)	$302,206
Cost of revenues (exclusive of depreciation and amortization)	0	136,944	113,552	(61,716)	188,780

Gross margin	0	47,832	65,594	0	113,426
Selling, general and administrative expense	0	14,999	27,662	0	42,661
Depreciation and amortization	0	379	9,179	0	9,558

Income from operations	0	32,454	28,753	0	61,207
Interest expense	(19,003)	0	(4,632)	6	(23,629)
Foreign exchange gain (loss), net	48	23	133	0	204
Other income (expense), net	17,324	(16,165)	6,201	(6)	7,354

Income before income taxes	(1,631)	16,312	30,455	0	45,136
Income tax expense	0	7,097	6,328	0	13,425

Net income (loss)	(1,631)	9,215	24,127	0	31,711
Non-controlling interest	0	0	95	0	95

Net income (loss) attributable to iGATE Corporation	(1,631)	9,215	24,032	0	31,616
Accretion to preferred stock	139	0	0	0	139
Preferred dividend	8,139	0	0	0	8,139

Net income (loss) attributable to iGATE common shareholders	$(9,909)	$9,215	$24,032	$0	$23,338

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THREE MONTHS ENDED MARCH 31, 2014

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net Income (loss) attributable to iGATE common shareholders	$(9,909)	$9,215	$24,032	$0	$23,338
Add: Non-controlling interest	0	0	95	0	95
Other comprehensive income:
Change in fair value on marketable securities	0	0	(613)	0	(613)
Unrecognized actuarial gain on pension liability	0	0	316	0	316
Change in fair value of cash flow hedges	0	0	4,382	0	4,382
Gain on foreign currency translation	0	0	29,573	0	29,573

Total comprehensive income (loss)	(9,909)	9,215	57,785	0	57,091
Less: Total comprehensive income attributable to non-controlling interest	0	0	268	0	268

Total comprehensive income (loss) attributable to iGATE common shareholders	$(9,909)	$9,215	$57,517	$0	$56,823

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THREE MONTHS ENDED MARCH 31, 2013

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net Income (loss) attributable to iGATE common shareholders	$(9,136)	$4,178	$32,103	$0	$27,145
Add: Non-controlling interest	0	0	0	0	0
Other comprehensive income:
Change in fair value on marketable securities	0	0	(2,710)	0	(2,710)
Unrecognized actuarial gain on pension liability	0	0	313	0	313
Change in fair value of cash flow hedges	0	0	3,039	0	3,039
Gain on foreign currency translation	0	0	17,383	0	17,383

Total comprehensive income (loss)	(9,136)	4,178	50,128	0	45,170
Less: Total comprehensive income attributable to non-controlling interest	0	0	0	0	0

Total comprehensive income (loss) attributable to iGATE common shareholders	$(9,136)	$4,178	$50,128	$0	$45,170

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THREE MONTHS ENDED MARCH 31, 2014

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net income (loss)	$(1,631)	$9,215	$24,127	$0	$31,711
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	0	379	9,179	0	9,558
Stock-based compensation	0	1,443	2,854	0	4,297
Realized gain on investments	0	0	(5,108)	0	(5,108)
Deferred gain on settled derivatives	0	0	0	0	0
Recovery of doubtful debts	0	(1,123)	(26)	0	(1,149)
Deferred income taxes	0	0	(962)	0	(962)
Amortization of debt issuance costs	1,678	0	617	0	2,295
Loss on sale of property and equipment	0	0	47	0	47
Deferred rent	0	34	256	0	290
Excess tax benefits related to stock option exercises	0	(2,554)	0	0	(2,554)
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenues	0	(9,251)	(7,433)	0	(16,684)
Inter-corporate current account	(26,570)	65,813	(39,243)	0	0
Prepaid expenses and other assets	0	(2,182)	(1,300)	0	(3,482)
Accounts payable	0	(115)	3,335	0	3,220
Accrued and other liabilities	17,325	31	(17,103)	0	253
Deferred revenue	0	(3,632)	(926)	0	(4,558)

Net cash flows (used in) provided by operating activities	(9,198)	58,058	(31,686)	0	17,174

Cash Flows From Investing Activities:
Purchase of property and equipment	0	(761)	(15,213)	0	(15,974)
Proceeds from sale of property and equipment	0	0	80	0	80
Purchase of available-for-sale investments	0	0	(184,786)	0	(184,786)
Proceeds from maturities and sale of available-for-sale investments	0	0	213,053	0	213,053
Restricted cash	0	0	0	0	0
Receipts from (payments for) lease deposits	0	0	0	0	0
Investment in subsidiaries	0	0	0	0	0
Purchase of non-controlling interests	0	0	0	0	0

Net cash flows provided by (used in) investing activities	0	(761)	13,134	0	12,373

Cash Flows From Financing Activities:
Payments on capital lease obligations	0	0	(111)	0	(111)
Payment of line of credit and term loans	0	0	0	0	0
Payment of debt related costs	0	0	0	0	0
Proceeds from exercise of stock options	6,644	(1,443)	(2,854)	0	2,347
Excess tax benefits related to stock option exercises	2,554	0	0	0	2,554

Net cash flows provided by ( used in) financing activities	9,198	(1,443)	(2,965)	0	4,790

Effect of exchange rate changes	0	0	(1,229)	0	(1,229)

Net change in cash and cash equivalents	0	55,854	(22,746)	0	33,108
Cash and cash equivalents, beginning of period	0	82,497	122,339	0	204,836

Cash and cash equivalents, end of period	$0	$138,351	$99,593	$0	$237,944

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THREE MONTHS ENDED MARCH 31, 2013

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net income (loss)	$(1,521)	$4,178	$32,103	$0	$34,760
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	0	327	8,944	0	9,271
Stock-based compensation	0	1,076	2,049	0	3,125
Realized gain on investments	0	0	(15,277)	0	(15,277)
Deferred gain on settled derivatives	0	0	37	0	37
Recovery of doubtful debts	0	0	(61)	0	(61)
Deferred income taxes	0	0	(2,161)	0	(2,161)
Amortization of debt issuance costs	1,521	157	721	0	2,399
Loss on sale of property and equipment	0	0	26	0	26
Deferred rent	0	0	(52)	0	(52)
Excess tax benefits related to stock option exercises	0	(387)	0	0	(387)
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenues	0	(19,508)	10,408	0	(9,100)
Inter-corporate current account	(21,382)	(22,599)	43,981	0	0
Prepaid expenses and other assets	0	(2,430)	(4,157)	0	(6,587)
Accounts payable	0	67,475	(62,538)	0	4,937
Accrued and other liabilities	17,325	(3,593)	(15,975)	0	(2,243)
Deferred revenue	0	(2,632)	(2,763)	0	(5,395)

Net cash flows (used in) provided by operating activities	(4,057)	22,064	(4,715)	0	13,292

Cash Flows From Investing Activities:
Purchase of property and equipment	0	(145)	(6,211)	0	(6,356)
Proceeds from sale of property and equipment	0	0	43	0	43
Purchase of available-for-sale investments	0	0	(599,984)	0	(599,984)
Proceeds from maturities and sale of available-for-sale investments	0	0	627,387	0	627,387
Restricted cash	0	0	3,052	0	3,052
Receipts from (payments for) lease deposits	0	(17)	318	0	301
Investment in subsidiaries	0	7,127	(7,127)	0	0
Purchase of non-controlling interests	0	0	(5,370)	0	(5,370)

Net cash flows provided by (used in) investing activities	0	6,965	12,108	0	19,073

Cash Flows From Financing Activities:
Payments on capital lease obligations	0	0	(200)	0	(200)
Payment of line of credit and term loans	0	(25,000)	(5,000)	0	(30,000)
Payment of debt related costs	0	0	(2,394)	0	(2,394)
Proceeds from exercise of stock options	3,670	(8,202)	4,906	0	374
Excess tax benefits related to stock option exercises	387	0	0	0	387

Net cash flows provided by ( used in) financing activities	4,057	(33,202)	(2,688)	0	(31,833)

Effect of exchange rate changes	0	0	(841)	0	(841)

Net change in cash and cash equivalents	0	(4,173)	3,864	0	(309)
Cash and cash equivalents, beginning of period	0	14,365	80,790	0	95,155

Cash and cash equivalents, end of period	$0	$10,192	$84,654	$0	$94,846

iGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

18.	Commitments and contingencies

Capital commitments

As of March 31, 2014, the Company has open purchase orders totaling $38.2 million towards construction of new facilities and purchase of property and equipment.

Bank guarantees

As of March 31, 2014, guarantees and letters of credit provided by banks on behalf of the Company’s subsidiaries, to customs authorities, customers and vendors for capital procurements amounted to $3.7 million. These guarantees and letters of credit have a remaining term of approximately one to five years.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

19.	Recently Issued Accounting Pronouncements

None

20.	Recently Adopted Accounting Pronouncements

In July 2013, the FASB issued an ASU No. 2013-11– “Income Taxes – Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forwards Exists” which provides that a liability related to an unrecognized tax benefit would be offset against a deferred tax asset for a net operating loss carry-forward, a similar tax loss or a tax credit carry-forward if such settlement is required or expected in the event the uncertain tax position is disallowed, which would require an entity to present the liability associated with an unrecognized tax benefit or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carry-forward, a similar tax loss or a tax credit carry-forward. The ASU also mentions that, to the extent a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The ASU is effective for annual and interim period for fiscal years beginning on or after December 15, 2013. The Company has adopted this ASU effective January 1, 2014 and the adoption did not have a material impact on the Company’s condensed consolidated balance sheet or statement of income.

21.	Subsequent Events

On April 2, 2014, the Company completed the private placement of $325 million aggregate principal amount of 4.75% Senior Notes due 2019 (the “Notes”) to several initial purchasers. The Notes will mature on April 15, 2019, and bear interest at a rate of 4.75% per annum, payable semi-annually in cash in arrears on April 15 and October 15 of each year, beginning on October 15, 2014. The Notes are senior unsecured obligations of the Company and will be guaranteed by the Guarantors. The terms of the Indenture will, among other things, limit the ability of the Company and its restricted subsidiaries to (i) incur additional indebtedness or issue certain preferred stock; (ii) pay dividends on, or make distributions in respect of, their capital stock or repurchase their capital stock; (iii) make certain investments or other restricted payments; (iv) sell certain assets; (v) create liens or use assets as security in other transactions; (vi) merge, consolidate or transfer or dispose of substantially all of their assets; and (vii) engage in certain transactions with affiliates. The Notes will be redeemable, in whole or in part, at any time on or after April 15, 2016, at the redemption prices specified in the Indenture, together with accrued and unpaid interest, if any, to the redemption date. At any time prior to April 15, 2016, the Company may redeem up to 40% of the aggregate principal amount of the Notes with the net cash proceeds from certain equity offerings at a redemption price equal to 104.75% of the principal amount thereof, together with accrued and unpaid interest, if any, to the redemption date. In addition, at any time prior to April 15, 2016, the Company may redeem the Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the Notes so redeemed, plus a “make whole” premium, together with accrued and unpaid interest, if any, to the redemption date. Upon the occurrence of a change of control triggering event specified in the Indenture, the Company must offer to purchase the Notes at a redemption price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the statements in this Form 10-Q contain statements that are not historical facts and that constitute “forward-looking statements” within the meaning of such term under the Private Securities Litigation Reform Act of 1995. These forward-looking statements include our financial growth and liquidity projections as well as statements concerning our plans, strategies, intentions and beliefs concerning our business, cash flows, costs and the markets in which we operate. Without limiting the foregoing, the words “believe,” “anticipate,” “plan,” “expect” and similar expressions are intended to identify certain forward-looking statements. These forward-looking statements are based on information currently available to us, and we assume no obligation to update these statements as circumstances change. There are risks and uncertainties that could cause actual events to differ materially from these forward-looking statements. While we cannot predict all of the risks and uncertainties, they include, but are not limited to, our ability to predict our financial performance, the level of market demand for our services, the highly-competitive market for the types of services that we offer, the impact of competitive factors on profit margins, market conditions that could cause our customers to reduce their spending for our services, our ability to create, acquire and build new businesses and grow our existing businesses, our ability to attract and retain qualified personnel, our ability to reduce costs and conserve cash, currency fluctuations and market conditions in India and elsewhere around the world, changes in generally accepted accounting principles and/or their interpretation and other risks that are described in more detail in our filings with the Securities and Exchange Commission, including our Form 10-K (“Form 10-K”) for the year ended December 31, 2013 and in this 10-Q under item 1 (A).

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

Business Overview

We are a worldwide outsourcing provider of integrated end-to-end offshore centric information technology (“IT”) and IT-enabled operations solutions and services. We deliver a comprehensive range of IT services through globally integrated onsite and offshore delivery locations primarily in India. We offer our services to customers through industry focused practices, including insurance and healthcare, life sciences, manufacturing, retail and logistics, banking and financial services, communications, energy and utilities, product and engineering solutions, government solutions and media and entertainment. Our IT and IT-enabled services include application development, application management, verification and validation, enterprise application solutions, business intelligence and data warehousing, infrastructure management services, enterprise mobility, cloud services, embedded systems development, engineering design services, IT consulting, IT governance and customized learning solutions, customer interaction services (“CIS”) and business process outsourcing (“BPO”).

We provide full-spectrum consulting, technology and BPO, and product engineering solutions and services. In an increasingly fragmented and intensely competitive marketplace, we look to disrupt traditional billing models, like the existing “time-and-material” model used by a majority of our competitors in favor of a more “client-friendly business outcome” model. The business outcome model is a non-linear model which ensures that our clients “Pay for results”, that diminishes various risks for a client, as they only pay for services when they get assured results and not for the effort, time, manpower or processes that go into achieving the outcomes.

We believe our innovative approach of integrating IT and IT-enabled operations and our ability to leverage a global delivery model provides our clients with clearly differentiated and demonstrated value. We have adopted a global delivery model for providing varied and complex IT-enabled services to our global customers spread across multiple locations. With a global presence and world class delivery centers spanning across the Americas, EMEA and Asia-Pacific with 30,835 employees and 23 offices worldwide, our global delivery model includes a well defined, single business management system with best industry practices, models and standards. Our global delivery model leverages both onsite delivery and comprehensive offshore services, depending upon a client’s location and preferences. We target large and medium-sized organizations across a diverse set of industries, including financial services, insurance, manufacturing, retail, healthcare and media and entertainment.

We were founded in 1986. We are incorporated in Pennsylvania and our principal executive office is located at Bridgewater, New Jersey. We have operations in India, Canada, the United States, Belgium, Denmark, France, Finland, Germany, Ireland, Netherlands, Sweden, Switzerland, Luxemburg, Mexico, Singapore, Malaysia, Japan, Australia, the United Arab Emirates, South Africa, China, Mauritius and the United Kingdom.

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

We service customers in a wide range of industries. Our largest customer is General Electric Company (“GE”) which accounted for approximately 15% and 13% of revenues for the three months ended March 31, 2014 and March 31, 2013, respectively. Our second largest customer, Royal Bank of Canada (“RBC”), accounted for approximately 10% and 12% of revenues for the three months ended March 31, 2014 and 2013, respectively. iGATE is a Global Preferred Partner of RBC.

Recent Developments

Conditional redemption of the 9% Senior Notes due 2016

On March 20, 2014, a conditional notice of redemption of the Company’s 9% Senior Notes due 2016 (the “Existing Notes”) was delivered to the holders thereof, calling for redemption of the entire outstanding $770,000,000 aggregate principal amount of the Existing Notes on April 22, 2014 (the “Redemption Date”) pursuant to the terms of the indenture (the “Indenture), dated as of April 29, 2011, by and among the Company, the Guarantors named therein and Wilmington Trust, National Association (as successor by merger to Wilmington Trust, FSB), as trustee, governing the Existing Notes. The Redemption Price will equal 100% of the principal amount of the Existing Notes plus the Applicable Premium, which will be calculated by or on behalf of the Company pursuant to the formula set forth in the Indenture (the “Redemption Price”).

Issuance of New Senior Notes

On March 19, the Company entered into a Purchase Agreement (the “Purchase Agreement”) by and among the Company, iGATE Technologies, Inc. (“iTI”), iGATE Inc. (“iGI”), iGATE Holding Corporation (“Holding” and collectively with iTI and iGI, the “Guarantors”) and RBC Capital Markets, LLC, as representative of the several initial purchasers, relating to the issuance and sale by the Company to the Initial Purchaser of $325 million in aggregate principal amount of the Company’s 4.75% senior notes due 2019 (the “Notes”). The Company intends to use the net proceeds of the Offering, together with cash, the proceeds from its 2013 term loan and a draw on its revolving credit facility, to redeem its $770 million in aggregate principal amount of the Company’s 9.0% senior notes due 2016.

The Notes are issued pursuant to an indenture, dated as of April 2, 2014, by and among the Company, the Guarantors and Wilmington Trust, National Association, as trustee. The Notes are being offered to the Initial Purchasers as a private placement and have not been registered under the Securities Act of 1933, as amended (the “Securities Act”). The Initial Purchasers intend to sell the Notes only to qualified institutional buyers under Rule 144A and to persons outside the United States under Regulation S of the Securities Act. The Purchase Agreement contains customary representations, warranties, agreements, indemnification obligations, including for liabilities under the Securities Act and other obligations and termination provisions of the Company, certain of its subsidiaries and the Initial Purchasers.

Reportable Financial Segments

The Company’s Chief Executive Officer, who is also the Chief Operating Decision Maker, has recently regrouped the organization into vertical-based business units to bring in more industry knowledge and solutions, increase the depth and accountability to the business. However, the Company does not prepare discrete financial information as per the requirements of ASC 280 and as a result segment information is not presented.

Critical Accounting Policies

Our critical accounting policies are described in the summary of significant accounting policies as discussed in Note 1 of our Form 10-K.

Recently Issued Accounting Pronouncements

None

Results of Operations from Continuing Operations for the Three Months Ended March 31, 2014 as Compared to the Three Months Ended March 31, 2013 (Dollars in thousands):

	Three Months Ended March 31,
	2014		2013		% change of Amount from comparable period
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$302,206	100.0%	$274,918	100.0%	9.9%
Cost of revenues (a)	188,780	62.5	170,239	61.9	10.9

Gross margin	113,426	37.5	104,679	38.1	8.4
Selling, general and administrative expense	42,661	14.1	42,792	15.6	(0.3)
Depreciation and amortization	9,558	3.2	9,271	3.4	3.1

Income from operations	61,207	20.2	52,616	19.1	16.3
Interest expense	(23,629)	(7.8)	(22,657)	(8.2)	4.3
Foreign exchange gain, net	204	0.1	2,481	0.9	(91.8)
Other income	7,354	2.4	17,280	6.3	(57.4)

Income before income taxes	45,136	14.9	49,720	18.1	(9.2)
Income tax expense (b)	13,425	4.4	14,960	5.4	—

Net income	31,711	10.5	34,760	12.7	(8.8)
Non-controlling interest (c)	95	0.0	0	0.0	—

Net income attributable to iGATE	31,616	10.5	34,760	12.7	(9.0)
Accretion to preferred stock	139	0.0	115	0.0	20.9
Preferred dividend	8,139	2.7	7,500	2.7	8.5

Net income attributable to iGATE common shareholders	$23,338	7.8%	$27,145	10.0%	(14.0)%

(a)	Cost of revenues is exclusive of depreciation and amortization.
(b)	As the effective tax rate is a better comparable measure, the percent change from comparable period is not computed.
(c)	As there is no amount in the previous period, the percent change from previous period is not computed.

Revenues

Revenues increased by 9.9% for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. The increase is directly attributable to the combination of increased business with our recurring customers by 8.5% and business with new customers by 2.9%, which was partly offset by the cessation of business with certain existing customers by 0.8%. In addition, the movement of the U.S. dollar (“USD”) as against various other currencies during the three months ended March 31, 2014 as compared to the corresponding period in the previous year had a net adverse impact on our revenues by 0.7%.

Our top five customers accounted for 38.5% and 40% of the revenues for the three months ended March 31, 2014 and 2013, respectively. We continue to derive a significant portion of our revenues from our customers in the United States and Canada, which constitutes about 77.6% and 80.3% of revenue for the three months ended March 31, 2014 and 2013, respectively.

Revenues by Geography

The following table presents our consolidated domestic and international revenues as a percentage of consolidated revenues based on customer geography (in thousands):

	Three Months Ended March 31,
	2014		2013
	Amount	%	Amount	%
Revenues:
United States	$205,259	67.9	$191,802	69.8
Canada	29,214	9.7	29,021	10.6
EMEA (1)	49,824	16.5	34,838	12.6
Asia Pacific	17,909	5.9	19,257	7.0

Total revenues	$302,206	100.0	$274,918	100.0

(1)	Comprises of Europe, Middle East and African countries.

Gross margin

Our Gross Margin percentage was 37.5% for the three months ended March 31, 2014, as compared to 38.1% for the three months ended March 31, 2013. The details of gross margin are as follows (in thousands):

Gross Margin Metrics:

	Three Months Ended March 31,
	2014	2013
Revenue	$302,206	$274,918
Cost of revenues:
Direct salary costs	151,761	140,395
Direct travel costs	14,678	12,612
Direct other costs	22,341	17,232

Gross Margin	$113,426	$104,679

As we conduct business through our globally integrated onsite and offshore delivery locations, primarily in India, the strengthening or weakening of the USD against other currencies, has a direct effect on our costs by reducing or increasing the cost of our services in offshore delivery centers which impacts our profitability.

During the three months ended March 31, 2014, the decrease in gross margin percentage was directly attributable to an increase in salaries, performance incentives and other costs directly associated with billable professionals, including payroll taxes by 1.5%, an increase in immigration costs including visa fees by 0.8%, increase in insurance, travel and other related expenses by 0.7% which was offset by favorable movement of the USD against the INR impacting our gross margin by 2.4%.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) include all costs that are not directly associated with revenue-generating activities. These include employee costs, corporate costs and facilities costs. Employee costs include selling, marketing and administrative salaries and related employee benefits, and training costs. Corporate costs include costs such as marketing and advertisement expense, reorganization costs, legal, accounting and outside consulting fees. Facilities costs primarily include rent and communications costs. The SG&A expense details are as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Employee costs	$22,574	$20,490
Travel costs	2,854	3,241
Corporate costs:
- Marketing costs	1,382	2,708
- Legal costs	977	492
- Other corporate costs	3,666	4,563

Total Corporate costs	6,025	7,763
Facility costs	11,208	11,298

Selling, general and administrative expenses	$42,661	$42,792

Total SG&A expenses for the three months ended March 31, 2014 decreased marginally as compared to the three months ended March 31, 2013. However, employee and legal costs increased which was offset by decrease in marketing and other corporate costs.

Employee costs increased by $2.1 million for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, resulting from an increase due to salary costs of $1.4 million and employee stock-based compensation expenses of $0.7 million.

Our corporate costs decreased by $1.7 million for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. Marketing costs decreased by $1.3 million due to reduced marketing activities. Legal costs increased by $0.5 million primarily due to increased professional fees related to ongoing general litigation matters. Other corporate costs decreased by $0.9 million mainly due to reversal of provision for doubtful debts of $1.1 million, decrease in merger and reorganization expenses of $0.3 million incurred in connection with implementation of structural changes, professional and accounting fees of $0.3 million. The Company received a service tax refund of $0.9 million for the three months ended March 31, 2013, which was recognized in the earnings.

Depreciation and amortization costs

Depreciation and amortization costs were consistent at 3.2% and 3.4% of revenue for the three months ended March 31, 2014 and 2013, respectively.

Operating income

Our operating margin (operating income as a percentage of revenue) was 20.2% and 19.1% for the three months ended March 31, 2014 and 2013, respectively. The increase was mainly due to increased business resulting in increased revenues thereby contributing to the margins.

Interest expense

Interest expenses were 7.8% and 8.2% of revenues for the three months ended March 31, 2014 and 2013, respectively. The details of interest expense are as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Interest on Senior Notes (including amortization of debt issuance costs)	$19,003	$18,845
Interest expense on line of credit and term loans (including amortization of debt issuance costs)	3,587	3,688
Interest on uncertain tax position	991	107
Other interest charges	48	17

	$23,629	$22,657

The decrease in interest expense as a percentage of revenue is due to higher revenue base for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. However, the interest expense increased in absolute terms by $1.0 million for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 primarily on account of higher interest provision towards uncertain tax positions by $0.8 million.

Foreign exchange gain, net

Foreign exchange gain was $0.2 million and $2.5 million for the three months ended March 31, 2014 and 2013, respectively.

We recognized foreign currency gain of $0.7 million and $5.9 million on foreign exchange derivative contracts related to inter-company and end customer receivables and forecasted revenues for the three months ended March 31, 2014 and 2013, respectively.

We also recognized a foreign currency loss of $2.2 million on the re-measurement related to other monetary assets and liabilities and gain of $1.7 million on the re-measurement of the unsecured revolving working credit facility for the three months ended March 31, 2014, as compared to a loss of $3.7 million on the re-measurement of other monetary assets and liabilities, a gain of $0.7 million on the re-measurement of unsecured revolving working credit facility and a loss of $0.5 million on re-measurement of redeemable non-controlling interest for the three months ended March 31, 2013.

Other income, net

Other income was 2.4% and 6.3% of revenues for the three months ended March 31, 2014 and 2013, respectively. The details of other income are as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Investment income	$5,108	$15,277
Interest income	1,625	1,704
Loss on sale of fixed assets	(47)	(26)
Other	668	325

Other income, net	$7,354	$17,280

The decrease in other income is primarily due to the reduction in the investment income. Our investment base as of January 01, 2014 and 2013 was $181.4 million and $510.8 million, respectively.

Interest received on tax refunds from tax authorities amounted to $0.6 million for the three months ended March 31, 2014 as compared to $1.6 million for the three months ended March 31, 2013. Interest received from one of the customers as part of the receivables settlement is $0.7 million for the year ended March 31, 2014.

Income taxes

Our effective tax rate (“ETR”) was 29.7% and 30.1% during the three months ended March 31, 2014 and 2013, respectively.

During the first quarter of 2014, the Company filed amended tax returns for prior assessment years for its India jurisdiction in order to claim certain additional benefits and also reassessed India tax positions for the open assessment years, which led to a lower tax expense of $1.1 million during the three months ended March 31, 2014.

Non-controlling interest

In 2012, we delisted the fully paid-up equity shares of iGATE Computer Systems Limited (“iGATE Computer”) and recorded a redeemable non-controlling interest liability for the balance shares, which was valued at an exit price of INR 520 per share. The redeemable non-controlling interest holders were not entitled to any share of profits and hence, no profits are attributed to non-controlling interest for the three months ended March 31, 2013.

Post the approval of the merger scheme of iGATE Global Solutions Limited (“iGATE Global”) on May 10, 2013 by the High Court of Judicature at Mumbai approving the merger of iGATE Computer with iGATE Global, shareholders of iGATE Computer who did not tender their shares during the exit period (until May 27, 2013) were issued iGATE Global shares in the ratio of five equity shares of iGATE Global for twenty two equity shares of iGATE Computer. Subsequent to the expiry of the exit offer period, the

Company had no obligation to redeem the shares and accordingly the remaining redeemable non-controlling interest was reclassified to permanent equity. The shares held by general public as of March 31, 2014 represents approximately 0.5% of the outstanding share capital of iGATE Global.

For the three months ended March 31, 2014, we recorded $0.1 million share of profits and $0.2 million of accumulated other comprehensive income attributable to non-controlling interest.

Preferred dividend

On February 1, 2011, pursuant to the securities purchase agreement with Viscaria Limited dated January 10, 2011, we issued 210,000 shares of Series B Preferred Stock for a consideration of $210 million and an additional 120,000 shares were issued on May 9, 2011 for a consideration of $120 million. We have accrued for cumulative dividends of $8.1 million and $7.5 million at a rate of 8.00% per annum, compounded quarterly, for the three months ended March 31, 2014 and 2013, respectively.

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

The non-GAAP financial measures contained herein exclude the following items:

•	Amortization of intangible assets: Intangible assets primarily comprise of customer relationships. We incur charges relating to the amortization of these intangibles. These charges are included in our GAAP presentation of earnings from operations, operating margin, net income and diluted earnings per share. We exclude these charges for purposes of calculating these non-GAAP measures.

•	Stock-based compensation: Although stock-based compensation is an important component of the compensation of our employees and executives, determining the fair value of the stock-based instruments involves a high degree of judgment and estimation and the expense recorded may not reflect the actual value realized upon the future exercise or termination of the related stock-based awards. Furthermore, unlike cash compensation, the value of stock-based compensation is determined using a complex formula that incorporates factors, such as market volatility, that are beyond our control. Management believes it is useful to exclude stock-based compensation in order to better understand the long-term performance of our core business.

•	Foreign exchange (gain)/loss: From time to time, we recognize foreign currency losses on re-measurement of escrow account balance and foreign exchange gains on re-measurement of redeemable non-controlling interest liability. We believe that eliminating the non-capitalized items for purposes of calculating these non-GAAP measures facilitates a more meaningful evaluation of our current performance and comparisons to its past performance.

•	Delisting expenses We voluntarily delisted the equity shares of our majority owned subsidiary, iGATE Computer from the National Stock Exchange of India Limited and the Bombay Stock Exchange Limited and the American Depository Shares from the New York Stock Exchange. Delisting is an infrequent activity and expenses incurred in connection therein are inconsistent in amount and are significantly impacted by the timing and nature of the delisting. We believe that eliminating these expenses for purposes of calculating these non-GAAP measures facilitates a more meaningful evaluation of our current operating performance and comparisons to its past operating performance.

•	Merger and reorganization expenses: We are merging and reorganizing our overseas subsidiaries and branches with a view to simplifying the corporate structure and have incurred legal and professional expenses in connection with these actions. Merger and reorganization is an infrequent activity and expenses incurred in connection therein are inconsistent in amount and significantly impacted by the timing and nature of the reorganization. We believe that eliminating these expenses for purposes of calculating these non-GAAP measures facilitates a more meaningful evaluation of our current operating performance and comparisons to our past operating performance.

•	Preferred dividend and accretion to preferred stock: We have issued 8.00% Series B Preferred Stock. We also incurred issuance costs that have been netted against the proceeds received from the issuance of the Series B Preferred Stock. The Series B Preferred Stock is being accreted over a period of six years. Although, the effect of inclusion of equivalent units of common stock towards convertible participating preferred stock is anti-dilutive for GAAP purposes, the non-GAAP diluted earnings per share has been calculated assuming the conversion of all outstanding shares of preferred stock into equivalent units of common stock. We believe that eliminating these expenses as well as inclusion of equivalent units of common stock towards the preference shares to compute diluted earnings per share for purposes of calculating these non-GAAP measures facilitates a more meaningful evaluation of our current operating performance and comparisons to our past operating performance.

From time to time in the future, there may be other items that we may exclude in presenting our financial results.

The table below presents a reconciliation of our non-GAAP financial measures to the most comparable GAAP measures for each of the three months ended March 31, 2014 and 2013, respectively (in thousands, except for per share data):

	Three Months Ended March 31,
	2014	2013
GAAP Net Income attributable to iGATE common shareholders	$23,338	$27,145
Adjustments:
Preferred dividend and accretion to preferred stock	8,278	7,615
Amortization of Intangible assets	2,580	2,748
Stock-based compensation	4,297	3,125
Delisting expenses	0	93
Merger and reorganization expenses	130	419
Foreign exchange loss on acquisition hedging and re-measurement	0	401
Income tax adjustments	(2,243)	(1,681)

Non-GAAP Net income attributable to iGATE common shareholders	$36,380	$39,865

Basic EPS (GAAP) to Basic EPS (Non-GAAP):
BASIC EPS (GAAP)	$0.29	$0.36
Preferred dividend and accretion to preferred stock	0.11	0.10
Amortization of Intangible assets	0.03	0.04
Stock-based compensation	0.06	0.04
Delisting expenses	0.00	0.00
Merger and reorganization expenses	0.00	0.00
Foreign exchange loss on acquisition hedging and re-measurement	0.00	0.00
Income tax adjustments	(0.03)	(0.02)

BASIC EPS (Non-GAAP)	$0.46	$0.52

Diluted EPS (GAAP) to Diluted EPS (Non-GAAP):
Diluted EPS (GAAP)	$0.29	$0.34
Preferred dividend and accretion to preferred stock	0.10	0.10
Amortization of Intangible assets	0.03	0.04
Stock-based compensation	0.06	0.04
Delisting expenses	0.00	0.00
Merger and reorganization expenses	0.00	0.01
Foreign exchange loss on acquisition hedging and re-measurement	0.00	0.00
Income tax adjustments	(0.03)	(0.02)

Diluted EPS (Non-GAAP)	$0.45	$0.51

Weighted average shares outstanding, Basic	58,687	57,285
Add: Assumed preferred stock conversion	20,726	19,147

Non-GAAP weighted average shares outstanding, Basic	79,413	76,432

Weighted average dilutive common shares outstanding	60,541	59,003
Add: Assumed preferred stock conversion	20,726	19,147

Weighted average dilutive common equivalent shares outstanding	81,267	78,150

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

Because of these limitations, Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA supplementally.

The table below presents Adjusted EBITDA for each of the three months ended March 31, 2014 and 2013, respectively (in thousands):

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Net income	$31,711	$34,760
Adjustments:
Depreciation and amortization	9,558	9,271
Interest expenses	23,629	22,657
Income tax expense	13,425	14,960
Other income, net	(7,354)	(17,280)
Foreign exchange gain	(204)	(2,481)
Stock-based compensation	4,297	3,125
Delisting expenses	0	93
Merger and reorganization expenses	130	419

Adjusted EBITDA (a non-GAAP measure)	$75,192	$65,524

The Company presents the non-GAAP financial measure Adjusted EBITDA because, management uses this measure to monitor and evaluate the performance of the business and believes the presentation of this measure will enhance the investors’ ability to analyze trends in the business and evaluate our underlying performance relative to other companies in the industry.

Liquidity and Capital Resources

Our cash balances are held in numerous locations throughout the world, of which we hold approximately $246.3 million of cash, cash equivalents and short-term investments in our foreign subsidiaries as of March 31, 2014. Amounts held outside of the United States are utilized to support non-U.S. liquidity needs. Our ongoing cash flows and external borrowings in the United States are expected to be sufficient to meet our primary operating liquidity needs, in the United States, for at least twelve (12) months following this report.

We have provided for the United States federal tax liability on the post-acquisition and pre-merger earnings and profits of the former iGATE Computer (currently merged with iGATE Global), India. The Company intends to use the remaining accumulated and future earnings of merged entities as well as other foreign subsidiaries to expand operations outside the United States and accordingly, undistributed earnings and profits are deemed permanently reinvested. However, if our intent is to change and we elected to repatriate such undistributed foreign earnings back to United States, it could result in additional income tax payments in future years. We estimate the potential tax liability relating to the repatriation of such undistributed foreign earnings to be approximately $182.0 million as of March 31, 2014.

The following table summarizes the sources and uses of cash from our condensed consolidated statements of cash flow (in thousands):

	Three Months Ended March 31,
	2014	2013
Net cash provided by operating activities	$17,174	$13,292
Net cash provided by investing activities	12,373	19,073
Net cash provided by/(used in) financing activities	4,790	(31,833)
Effect of exchange rate changes	(1,229)	(841)

Net change in cash and cash equivalents	$33,108	$(309)

Cash from Operations

Our largest source of operating cash flows is cash collections from our customers for different information technology services we render under various Statements of Work. Our primary uses of cash from operating activities are for personnel related expenditures, leased facilities and taxes.

Net cash provided by operating activities increased by $3.9 million for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, primarily due to higher non-cash charges such as depreciation, amortization of intangible assets and stock-based compensation which was partially offset by increases in accounts receivable and unbilled revenues resulting from an increased business.

Investing Activities

Cash provided by investing activities for the three months ended March 31, 2014 was $12.4 million as compared to $19.1 million for the three months ended March 31, 2013.

Our investment portfolio and other investments decreased by $28.3 million for the three months ended March 31, 2014 as compared to $27.4 million for the three months ended March 31, 2013.

During the three months ended March 31, 2013, $5.4 million was used to purchase 0.6 million shares of iGATE Computer and released the restricted cash of $3.05 million on utilization of the same.

Capital expenditures were $16.0 million and $6.4 million for the three months ended March 31, 2014 and 2013, respectively. Significant portions of the capital expenditures were due to the expansion of our campus facilities located in our Indian centers.

Financing Activities

Cash provided by financing activities was $4.8 million for the three months ended March 31, 2014 as compared to cash used in financing activities of $31.8 million for the three months ended March 31, 2013.

The net proceeds from the exercise of employee stock options were $2.3 million and $0.4 million for the three months ended March 31, 2014 and 2013, respectively.

The cash used during the three months ended March 31, 2013 was primarily due to the repayment of $30.0 million towards the borrowed credit facilities which was availed from banks to meet working capital and other general corporate requirements, incurrence of debt related cost of $2.4 million.

Our primary future cash requirements will be to fund working capital, debt service, capital expenditures, and benefit obligations. In addition to our working capital requirements, we expect our primary cash requirements for 2014 to be as follows:

•	Debt service—We expect to make payments of approximately $49.5 million during the remaining of 2014 for interest associated with Senior Notes (including new Senior Notes) and bank borrowings.

•	Capital expenditures—We expect to spend approximately $100.6 million for new and existing facility expansion and new hardware and software during the remaining of 2014. Of this, we have open purchase obligations of $38.2 million towards construction of new facilities and purchase of property and equipment. We will fund all capital expenditures through a combination of available cash reserves and short term investments and expect to fund the costs of future expansion through our net cash flows provided by operations.

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

On March 20, 2014, we served the conditional notice to the holders of the Senior Notes calling for redemption of entire outstanding amount of $770 million together with a make whole premium of $36.3 million on April 22, 2014. The redemption of the Senior Notes is being done by refinancing it partly with new 4.75% Senior Notes due 2019 amounting to $325 million which was completed on April 2, 2014 together with term loan proceeds of $360 million, cash generated by the operations of Company and utilization of the Revolving Credit Facility, if required.

The Company currently has two revolving credit facilities providing for borrowings of up to an aggregate of $120 million subject to certain contractual limitations. As of March 31, 2014, we had borrowed $52 million under the revolving credit facilities. Both revolving credit facilities include other conditions that, if not complied with, could restrict our availability to borrow.

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

For more information on the revolving credit facilities and the restrictions on borrowing there under, including information on the covenants, please refer to Note 4, Borrowings, Note 5, Senior Notes and Note 21, Subsequent Events, to our unaudited condensed consolidated financial statements included in this Form 10-Q.

In order to meet our cash needs we may, from time to time borrow under our credit facilities or issue long term or short-term debt or equity, if the market and our credit facilities and the indentures governing our notes permit us to do so. For more information on the income tax consequences of the repatriation of the earnings of our foreign subsidiaries, please refer to the disclosure provided in Liquidity and Capital Resources included in this Form 10 Q. We regularly evaluate market conditions, our liquidity profile, and various financing alternatives for opportunities to enhance our capital structure.

Based on past performance and current expectations, we expect our existing cash, cash equivalents and short-term investments of $760.1 million (inclusive of restricted cash of $360 million held for repayment of a portion of existing Senior Notes in April 2014) as of March 31, 2014, and our ongoing cash flows, external borrowings or foreign earnings that are not deemed permanently reinvested, to be sufficient to meet our operating liquidity requirements described above for at least the twelve (12) months following this report.

Debt Service Obligations

As of March, 31, 2014, principal payments due under our indebtedness were $1.2 billion, excluding capital lease obligations of $1.1 million. Our interest expense for the three months ended March 31, 2014 was $20.3 million.

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

Market Risk Factors

Market risk factors associated with our business are discussed in Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes from the market risk factors previously disclosed in the Company’s Form 10-K.

Effect of Hypothetical Currency Rate Fluctuations

Our primary net foreign currency exposure is the Indian Rupee. The fair value of foreign exchange contracts is subject to changes in foreign currency exchange rates.

As of March 31, 2014, the potential gain or loss in the fair value of the Company’s outstanding foreign exchange derivative contracts assuming hypothetical 10%, 5%, 2% and 1% fluctuations in currency rates would be approximately:

	Valuation given X% decrease In Rupee / USD rate				Fair Value as of March 31, 2014	Valuation given X% increase in Rupee / USD rate
	(10%)	(5%)	(2%)	(1%)		1%	2%	5%	10%
Rupee to U.S. Rate	53.89	56.89	58.68	59.28	59.88	60.48	61.08	62.87	65.87
Derivative Instruments	$26.4	$16.0	$10.3	$8.4	$6.7	$4.9	$3.2	$(1.8)	$(9.5)

Seasonality

Our operations are generally not affected by seasonal fluctuations. However, our consultants’ billable hours are affected by national holidays and vacation policies, which vary by country and by operating company.

Economic Trends and Outlook

According to Gartner Inc. (Source: Gartner Forecast Alert: IT Spending, Worldwide, 1Q14 Update, ID Number: G00262487), an IT research and advisory company, the IT Services industry worldwide IT spending is forecasted to total $964 billion in 2014, a 4.6 % growth from 2013 spending of nearly $922 billion.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our substantial level of indebtedness could materially adversely affect our financial condition and prevent us from fulfilling our obligations under the existing debt.

In April 2014, we sold 4.75% Senior Notes (the “Notes”) due 2019 amounting to $325 million through private placement, which together with term loan proceeds of $360 million from a consortium of banks, cash generated by the operations of the Company and utilization of the Revolving Credit Facility, if required, will be used to redeem the entire outstanding existing Senior Notes of $770 million. Despite of the contemplated extinguishment of Senior Notes of $770 million in April, 2014, the Company will still have substantial amount of indebtedness which could have material impact and would make it more difficult for us to satisfy our obligations with respect to the outstanding debt; limit our ability to borrow additional funds, or to sell assets to raise funds, if needed, for working capital, capital expenditures, acquisitions or other purposes; increase our vulnerability to adverse economic and industry conditions; require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations, future business opportunities or other purposes, such as funding our working capital and capital expenditures; limit our flexibility in planning for, or reacting to, changes in the business and industry in which we operate; limit our ability to service our indebtedness; place us at a competitive disadvantage compared to any less leveraged competitors; and prevent us from raising the funds necessary to repurchase all notes tendered to us upon the occurrence of certain changes of control, which failure to repurchase would constitute a default under the Indenture and debt agreements.

The occurrence of any one of these events could have a material adverse effect on our business, financial condition, cash flows, results of operations, prospects or ability to satisfy our obligations under the Senior Notes and existing debt.

Claims of creditors of any existing and future subsidiaries which do not guarantee the Notes will be structurally senior and have priority over holders of the Notes with respect to the assets and earnings of such subsidiaries.

All liabilities of any of our existing and future subsidiaries that do not guarantee the Notes will be structurally senior to the Notes to the extent of the value of the assets of such non-guarantor subsidiaries. Accordingly, claims of holders of the notes will be structurally subordinate to the claims of creditors of such non-guarantor subsidiaries, including trade creditors. All obligations of our non-guarantor subsidiaries will have to be satisfied before any of the assets of such subsidiaries would be available for distribution, upon liquidation or otherwise, to us or a guarantor of the notes.

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

There is no public market for the Notes and we do not know if a market will ever develop or, if a market does develop, whether it will be sustained or provide Note holders with adequate liquidity and the holders may only transfer the notes in a transaction registered under, or exempt from the registration requirements of, the Securities Act.

The notes are a new issue of securities and there is no existing trading market for the notes. Although the Initial Purchasers have informed that they intend to make a market in the notes, they have no obligation to do so and may discontinue making a market at any time without notice. Accordingly, we cannot assure you that a liquid market will develop or continue for the Notes, that the holders will be able to sell Notes at a particular time or at the price that they desire. We do not intend to apply for listing or quotation of the Notes on any securities exchange or stock market. The notes have not been registered under the Securities Act or any state or other applicable securities laws and, unless so registered, may not be re-offered or re-sold except pursuant to an exemption from the registration requirements of the Securities Act and applicable state and other securities laws. Under the registration rights agreement applicable to the notes and the guarantees, we and the guarantors will be required to use commercially reasonable efforts to commence an exchange offer to exchange the notes and guarantees within a specified period of time for equivalent securities under the Securities Act or to register the resale of the notes and guarantees under the Securities Act. However, we cannot assure you that we will be successful in having any such registration statement declared effective.

ITEM 6.	EXHIBITS

(a)	Exhibits

3.1	Third Amended and Restated Articles of Incorporation of iGATE, dated May 5, 2011, is incorporated by reference to Exhibit 3.1 to iGATE’s Form 8-K, filed on May 11, 2011.

3.2	Amended and Restated Bylaws of iGATE are incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q, filed on August 14, 2000.

3.3	Statement with Respect to Shares—8% Series B Convertible Participating Preferred Stock, no par value per share, is incorporated by reference to Exhibit 3.1 to iGATE’s Form 8-K, filed on February 4, 2011.

4.1	Indenture, dated April 2, 2014, by and among iGATE, iGATE Technologies, Inc., iGATE, Inc. and iGATE Holding Corporation and Wilmington Trust, National Association is incorporated by reference to Exhibit 4.1 to iGATE’s Form 8-K, filed on April 7, 2014.

4.2	Registration Rights Agreement, by and among iGATE Corporation, iGATE Technologies Inc., iGATE, Inc., iGATE Holding Corporation and RBC Capital Markets, LLC as the representative of the initial purchasers named in Schedule I thereto, dated April 2, 2014, is incorporated by reference to Exhibit 4.2 to iGATE’s Form 8-K, filed on April 7, 2014.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer is filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer is filed herewith.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 18th day of April 2014.

iGATE CORPORATION

April 18, 2014	/s/ ASHOK VEMURI
Ashok Vemuri President, Chief Executive Officer and Director

/s/ SUJIT SIRCAR
Sujit Sircar Chief Financial Officer

EXHIBIT INDEX

3.1	Third Amended and Restated Articles of Incorporation of iGATE, dated May 5, 2011, is incorporated by reference to Exhibit 3.1 to iGATE’s Form 8-K, filed on May 11, 2011.

3.2	Amended and Restated Bylaws of iGATE are incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q, filed on August 14, 2000.

3.3	Statement with Respect to Shares—8% Series B Convertible Participating Preferred Stock, no par value per share, is incorporated by reference to Exhibit 3.1 to iGATE’s Form 8-K, filed on February 4, 2011.

4.1	Indenture, dated April 2, 2014, by and among iGATE, iGATE Technologies, Inc., iGATE, Inc. and iGATE Holding Corporation and Wilmington Trust, National Association is incorporated by reference to Exhibit 4.1 to iGATE’s Form 8-K, filed on April 7, 2014.

4.2	Registration Rights Agreement, by and among iGATE Corporation, iGATE Technologies Inc., iGATE, Inc., iGATE Holding Corporation and RBC Capital Markets, LLC as the representative of the initial purchasers named in Schedule I thereto, dated April 2, 2014, is incorporated by reference to Exhibit 4.2 to iGATE’s Form 8-K, filed on April 7, 2014.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer is filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer is filed herewith.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.