Form 10-Q
period 2014-06-30
IGATE CORP
filed 2014-07-28
CIK 1024732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Registrant’s telephone number, including area code: (908) 219-8050

N/A

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

The number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding as of July 24, 2014 was 58,910,232.

IGATE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2014

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

IGATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues (1)	$311,745	$283,268	$613,951	$558,186
Cost of revenues (exclusive of depreciation and amortization)	197,733	175,771	386,513	346,010

Gross margin	114,012	107,497	227,438	212,176
Selling, general and administrative expense	47,508	49,350	90,169	92,142
Depreciation and amortization	8,718	8,595	18,276	17,866

Income from operations	57,786	49,552	118,993	102,168
Interest expense	(12,196)	(24,112)	(35,825)	(46,769)
Foreign exchange gain, net	2,717	1,983	2,921	4,464
Loss on extinguishment of debt	(51,760)	0	(51,760)	0
Other income, net	3,640	17,417	10,994	34,697

Income before income taxes	187	44,840	45,323	94,560
Income tax (benefit) expense	(3,027)	14,867	10,398	29,827

Net income	3,214	29,973	34,925	64,733
Non-controlling interest	98	0	193	0

Net income attributable to IGATE Corporation	3,116	29,973	34,732	64,733
Accretion to preferred stock	145	120	284	235
Preferred dividend	8,390	7,752	16,529	15,252

Net income (loss) attributable to IGATE common shareholders	$(5,419)	$22,101	$17,919	$49,246

Basic earnings per share:
Common stock	$(0.07)	$0.29	$0.22	$0.65
Unvested restricted stock	$0.00	$0.29	$0.00	$0.65
Series B Preferred Stock	$0.33	$0.69	$1.00	$1.44
Diluted earnings per share	$(0.07)	$0.28	$0.22	$0.62

1. Includes the following related party amounts:

Revenues	$6,759	$2,083	$13,094	$2,570

See accompanying notes.

IGATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

The following table summarizes comprehensive income (loss) for the three and six months ended June 30, 2014 and 2013, net of tax (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss) attributable to IGATE common shareholders	$(5,419)	$22,101	$17,919	$49,246
Add: Non-controlling interest	98	0	193	0
Other comprehensive income:
Change in fair value of marketable securities, net of tax of $180 and $(1,483) for three months ended June 30, 2014 and 2013 and $(163) and $(2,975) for six months ended June 30, 2014 and 2013, respectively	296	(4,040)	(317)	(6,750)
Unrecognized actuarial gain (loss) on pension liability, net of tax of $(170) and $179 for three months ended June 30, 2014 and 2013 and $(8) and $295 for six months ended June 30, 2014 and 2013, respectively	(330)	257	(14)	570
Change in fair value of cash flow hedges net of tax of $(469) and $(2,952) for three months ended June 30, 2014 and 2013 and $1,786 and $(1,681) for six months ended June 30, 2014 and 2013, respectively	(913)	(6,974)	3,469	(3,935)
Gain (loss) on foreign currency translation	(2,932)	(89,390)	26,641	(72,007)

Total comprehensive income (loss)	(9,200)	(78,046)	47,891	(32,876)
Less: Total comprehensive income attributable to non-controlling interest, net of tax of $5 and $0 for three months ended June 30, 2014 and 2013 and $7 and $0 for six months ended June 30, 2014 and 2013, respectively	71	0	339	0

Total comprehensive income (loss) attributable to IGATE common shareholders	$(9,271)	$(78,046)	$47,552	$(32,876)

See accompanying notes.

IGATE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	June 30, 2014 (Unaudited)	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$128,507	$204,836
Restricted cash	0	360,000
Short-term investments	150,864	181,401
Accounts receivable, net of allowances for doubtful accounts of $3,272 and $4,103, as of June 30, 2014 and December 31, 2013, respectively	169,756	157,905
Unbilled revenues	78,660	61,424
Prepaid expenses and other current assets	39,554	44,492
Prepaid income taxes	20,544	838
Deferred tax assets	1,996	10,235
Foreign exchange derivative contracts	5,756	836
Receivable from related parties	7,331	4,046

Total current assets	602,968	1,026,013

Deposits and other assets	22,480	24,930
Prepaid income taxes	32,552	32,160
Property and equipment, net of accumulated depreciation of $121,965 and $108,084, as of June 30, 2014 and December 31, 2013, respectively	201,400	165,581
Leasehold land	77,798	76,732
Deferred tax assets	15,562	15,153
Goodwill	450,655	438,891
Intangible assets, net	117,153	119,262

Total assets	$1,520,568	$1,898,722

LIABILITIES, PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,276	$9,268
Line of credit	52,000	52,000
Senior Notes	0	360,000
Term loans	90,000	90,000
Accrued payroll and related costs	48,301	57,093
Other accrued liabilities	76,499	79,785
Accrued income taxes	3,049	5,802
Foreign exchange derivative contracts	583	909
Deferred revenue	19,455	17,776

Total current liabilities	300,163	672,633
Other long-term liabilities	5,420	3,532
Senior Notes	325,000	410,000
Term loans	270,000	270,000
Accrued income taxes	20,084	13,936
Deferred tax liabilities	35,199	41,717

Total liabilities	955,866	1,411,818

Commitments and Contingencies (Note 19)
Series B Preferred stock, without par value: 480,000 shares authorized; 330,000 shares issued and outstanding	427,184	410,371
IGATE Corporation shareholders’ equity:
Preferred shares, without par value: 19,520,000 shares authorized; 1 share held in treasury	0	0
Common shares, par value $0.01 per share:
700,000,000 shares authorized; 59,854,028 and 59,428,151 shares issued; 58,863,926 and 58,438,049 shares outstanding as of June 30, 2014 and December 31, 2013, respectively	599	594
Common shares held in treasury, at cost, 990,102 shares	(14,714)	(14,714)
Additional paid-in capital	217,232	204,143
Retained earnings	286,669	268,750
Accumulated other comprehensive loss	(357,482)	(387,115)

Total IGATE Corporation shareholders’ equity	132,304	71,658
Non-controlling interest	5,214	4,875

Total equity	137,518	76,533

Total liabilities, preferred stock and shareholders’ equity	$1,520,568	$1,898,722

See accompanying notes.

IGATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months ended June 30,
	2014	2013
Cash Flows From Operating Activities:
Net income	$34,925	$64,733
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	18,276	17,866
Stock-based compensation	7,816	3,360
Realized gain on investments	(7,540)	(25,969)
Deferred loss on settled derivatives	0	(816)
Recovery of doubtful debts	(876)	(155)
Deferred income taxes	783	(168)
Loss on extinguishment of debt	51,760	0
Amortization of debt issuance costs	3,544	7,442
Gain on sale of property and equipment	(18)	(2,240)
Deferred rent	543	23
Excess tax benefits related to stock option exercises	(2,707)	(387)
Changes in operating assets and liabilities:
Accounts receivables and unbilled revenue	(29,636)	(11,720)
Prepaid expenses and other assets	(5,103)	(9,137)
Accounts payable	(545)	16
Accrued and other liabilities	(29,319)	3,518
Deferred revenue	1,461	(3,602)

Net cash flows provided by operating activities	43,364	42,764

Cash Flows From Investing Activities:
Purchase of property and equipment	(40,675)	(17,163)
Proceeds from sale of property and equipment	173	2,536
Purchase of available-for-sale investments	(332,350)	(1,014,947)
Proceeds from maturities and sale of available-for-sale investments	374,404	1,254,207
Restricted cash	0	3,072
Purchase of non-controlling interests	0	(23,651)

Net cash flows provided by investing activities	1,552	204,054

Cash Flows From Financing Activities:
Payments on capital lease obligations	(236)	(364)
Proceeds from line of credit and term loans	0	41,000
Payments of line of credit and term loans	0	(269,500)
Payment of debt related costs	(41,385)	(2,394)
Payment of Senior Notes	(770,000)	0
Proceeds from Senior Notes	325,000	0
Release of restricted cash towards debt retirement	360,000	0
Proceeds from exercise of stock options	2,571	704
Excess tax benefits related to stock option exercises	2,707	387

Net cash flows (used in) financing activities	(121,343)	(230,167)

Effect of exchange rate changes	98	2,807

Net change in cash and cash equivalents	(76,329)	19,458
Cash and cash equivalents, beginning of period	204,836	95,155

Cash and cash equivalents, end of period	$128,507	$114,613

See accompanying notes.

IGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

1.	Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of IGATE Corporation (“IGATE” or the “Company”) have been prepared by management in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and disclosures required by GAAP. The Consolidated Financial Statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods.

The accompanying balance sheet and financial information as of December 31, 2013 is derived from audited financial statements but does not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2013.

There have been no significant changes in our reported financial position or results of operations or cash flows or to our significant accounting policies as a result of the adoption of new accounting pronouncements as compared to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

2.	Goodwill and Intangible Assets

The changes in the carrying value of goodwill for the six months ended June 30, 2014 (in thousands) are as follows:

Amount
Goodwill as of December 31, 2013	$438,891
Foreign currency translation effect	11,764

Goodwill as of June 30, 2014	$450,655

The following describes changes in the carrying value of intangibles for the six months ended June 30, 2014 (in thousands):

Amount
Intangible assets as of December 31, 2013	$119,262
Foreign currency translation effect	3,172
Amortization	(5,281)

Intangible assets as of June 30, 2014	$117,153

IGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

As of June 30, 2014, intangible assets were comprised of the following (in thousands):

Amount
Customer relationships	$189,844
Intellectual property rights	9,400
Foreign currency translation adjustments	(45,977)
Accumulated amortization	(36,114)

Intangible assets as of June 30, 2014	$117,153

As of June 30, 2014 and December 31, 2013, accumulated amortization expense related to Intellectual property rights amounted to $4.9 million and $4.1 million, respectively, and Customer relationships amounted to $31.2 million and $26.7 million, respectively. Intangible assets are amortized over the remaining weighted average period of 11.5 years. Intellectual property rights are amortized over a weighted average period of 3.0 years. Customer relationship is amortized over its remaining useful life of 11.9 years.

Amortization expenses related to identifiable intangible assets were $2.7 million and $2.6 million for the three months ended June 30, 2014 and 2013, respectively and $5.3 million and $5.4 million for the six months ended June 30, 2014 and 2013, respectively. Future estimated annual amortization is as follows (in thousands):

Amount
Remainder of 2014	$5,466
2015	$11,262
2016	$11,644
2017	$11,196
2018	$10,333

3.	Series B Preferred Stock

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

Significant economic terms of the Series B Preferred Stock are as follows:

•	accrues cumulative dividends at a rate of 8.00% per annum, which dividends will be added to the liquidation preference of the Series B Preferred Stock and compounded quarterly;

•	is entitled to participate in dividends and other distributions payable on the Company’s common stock on an as-converted basis;

IGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

•	provides for a holder option to convert the outstanding principal plus accrued and unpaid dividends into the Company’s common stock at any time and from time to time at an initial conversion price of $20.30 per share (which conversion price is subject to adjustment in certain circumstances such as the Company’s sale or issuance of shares of common stock for a price per share less than the current market price of its common stock on the date of sale or issue (other than issuances under the stock option or stock ownership plans), subdivision or combination of the Company’s common stock (e.g., by stock split or stock dividend), wherein the conversion price in effect will be proportionately reduced or increased on or after such effective or record date and merger, reorganization, consolidation or sale of substantially all of the assets);

•	is subject to a Company option to convert the Series B Preferred Stock into common stock of the Company after 18 months from the applicable closing date if, among other things, the volume weighted average price of the Company’s common stock exceeds 205% of the then applicable conversion price for a specified period of time;

•	is redeemable for cash at an amount equal to the outstanding principal plus accrued and unpaid dividends upon the exercise of the holder’s put right at six years from the last occurring closing date;

•	provides that, if the Series B Preferred Stock is not sooner converted, such preferred stock is subject to a mandatory conversion into shares of the Company’s common stock on the date that is six years from the applicable closing date (subject to extension in limited circumstances) unless the holder exercises the put right described in the immediately preceding bullet point; and

•	provides the holder the right to receive, prior to any payment in respect of any junior equity securities, the greater of the outstanding principal plus accrued and unpaid dividends and the as-converted value upon liquidation of the Company or upon certain changes of control.

The Company incurred issuance costs amounting to $3.4 million which have been netted against the proceeds received from the issuance of Series B Preferred Stock. The Series B Preferred Stock is being accreted over a period of six years. The amount accreted totaled $0.1 million each during the three months ended June 30, 2014 and 2013 and $0.3 million and $0.2 million during the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014 and 2013, the remaining unamortized balance of issuance costs was $1.9 million and $2.5 million, respectively.

The Company is accruing for cumulative dividends at a rate of 8.00% per annum, compounded quarterly. The amount of dividends accrued was $8.4 million and $7.8 million during the three months ended June 30, 2014 and 2013, respectively, and $16.5 million and $15.3 million during the six months ended June 30, 2014 and 2013, respectively.

As of June 30, 2014 and 2013, the shares of Series B Preferred Stock are potentially convertible into 21.1 million and 19.5 million shares of common stock, respectively.

4.	Line of Credit

On February 21, 2011, the Company entered into an arrangement with a bank for an unsecured revolving working credit facility of $70.0 million at an annual interest rate of LIBOR plus 195 basis points. On July 3, 2014, the interest rate was renegotiated to LIBOR plus 50 basis points. As of June 30, 2014, the Company had $18.0 million of availability under this line of credit. Interest expense for each of the three months ended June 30, 2014 and 2013 was $0.2 million and interest expense for each of the six months ended June 30, 2014 and 2013 was $0.4 million.

On May 10, 2011, the Company entered into a credit agreement with a bank for revolving credit commitments in an aggregate principal of $50.0 million, maturing on May 10, 2016. The proceeds are to be used for working capital and other general corporate purposes. This facility carries an interest rate of LIBOR plus 280 basis points. As of June 30, 2014, the Company had $50.0 million of availability under this revolving credit.

IGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

5.	Term Loans

On November 22, 2013, Pan-Asia iGATE Solutions (“Pan-Asia”), a 100% owned subsidiary of the Company, entered into a credit arrangement for a secured term loan facility with a consortium of banks, in an aggregate principal amount of $360 million, which was made available in two tranches. The first tranche comprised of $270 million maturing 60 months from the utilization date of November 25, 2013, carrying an interest rate of LIBOR plus 325 basis points. The second tranche comprised of $90 million maturing 9 months from the utilization date of November 25, 2013, carrying an interest rate of LIBOR plus 200 basis points. On July 18, 2014, Pan-Asia made a part payment of $29.0 million against the second tranche of the loan.

In connection with the term loan, the Company recorded an interest expense of $2.8 million and $5.6 million for the three months and six months ended June 30, 2014, respectively The Company incurred debt issuance costs of $8.9 million of which the amount amortized was $0.6 million and $1.3 million for the three and six months ended June 30, 2014, respectively.

This facility was used to pay down a portion of the Company’s Senior Notes in April 2014. IGATE Technologies Inc. (“ITI”), the immediate parent company of Pan-Asia, pledged 65% of its equity investment amounting to $394.4 million in Pan-Asia. The loan documents contain customary representations and warranties, events of default, affirmative, negative covenants and financial covenants and the loan was guaranteed by the Company and several of its 100% owned subsidiaries.

As of June 30, 2014, the Company was in compliance with all covenants associated with the aforementioned borrowings.

6.	Senior notes

On April 2, 2014, the Company completed the private placement of $325 million aggregate principal amount of 4.75% Senior Notes due April 15, 2019 (the “Notes”) to several initial purchasers. The initial purchasers subsequently sold the Notes to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to persons outside the United States under Regulation S of the Securities Act. The Notes were issued pursuant to an indenture (the “Indenture”), dated as of April 2, 2014, by and among the Company, ITI, IGATE, Inc., IGATE Holding Corporation and Wilmington Trust, National Association (“the trustee”). The interest is payable semi-annually in cash in arrears on April 15 and October 15 of each year, beginning on October 15, 2014. The Notes are senior unsecured obligations of the Company guaranteed by the Company’s domestic 100% owned subsidiaries, as identified in Note 18, with exceptions considered customary for such guarantees under which a subsidiary’s guarantee would terminate.

The terms of the Indenture will, among other things, limit the ability of the Company and its restricted subsidiaries to (i) incur additional indebtedness or issue certain preferred stock; (ii) pay dividends on, or make distributions in respect of, their capital stock or repurchase their capital stock; (iii) make certain investments or other restricted payments; (iv) sell certain assets; (v) create liens or use assets as security in other transactions; (vi) merge, consolidate or transfer or dispose of substantially all of their assets; and (vii) engage in certain transactions with affiliates. These covenants are subject to a number of important limitations and exceptions that are described in the Indenture. The Indenture also contains certain financial covenants relating to Consolidated Total Leverage Ratio, Consolidated Total Secured Leverage Ratio and a Fixed Charge Coverage Ratio that the Company must comply with, when any of the above events occur. As of June 30, 2014, no such events have occurred.

The Notes will be redeemable, in whole or in part, at any time on or after April 15, 2016, at the redemption prices specified in the Indenture, together with accrued and unpaid interest, if any, to the redemption date At any time prior to April 15, 2016, the Company may redeem up to 40% of the aggregate principal amount of the Senior Notes with the net cash proceeds from certain equity offerings at a redemption price equal to 104.75% of the principal amount of such Senior Notes and accrued and unpaid interest, if any, to the redemption date. At any time and from time to time on or after April 15, 2016, the Company may redeem the Senior Notes, in whole or in part, at a redemption price equal to the percentage of principal amount set forth below plus accrued and unpaid interest to the redemption date:

12-Month period commencing	Percentage

On or after April 15, 2016	102.38%
On or after April 15, 2017	101.19%
On or after April 15, 2018 and thereafter	100.00%

IGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

Upon the occurrence of a change of control triggering event specified in the Indenture, the Company must offer to purchase the Senior Notes at a redemption price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase.

As of June 30, 2014, the amortizable debt issuance cost was $5.4 million, of which $1.0 million is accounted for as part of prepaid expenses and other current assets and $4.4 million as part of deposits and other assets. These costs are being amortized to interest expense over the balance period of approximately five years using the effective interest method. The amount amortized was $0.2 million each for the three and six months ended June 30, 2014. Interest expense (including amortized debt issue costs) for the three and six months ended June 30, 2014 was $4.0 million each.

Pursuant to the “Optional Redemption”, as per the terms of the indenture, dated April 29, 2011, the Company redeemed all the outstanding 9.00% Senior Notes of $770 million together with a make whole premium of $36.3 million on April 22, 2014 and charged the loss on extinguishment of $51.8 million (inclusive of unamortized debt issuance cost of $15.5 million) to earnings during the quarter. Interest expense (including amortized debt issue costs) for the three and six months ended June 30, 2014 was $4.5 million and $23.5 million, respectively, as compared to $18.9 million and $37.8 million for the three and six months ended June 30, 2013, respectively.

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

The Company uses the estimated annual effective tax rate method in computing its interim tax provision. Certain items, including those deemed to be unusual, infrequent or that cannot be reliably estimated, are excluded from the estimated annual effective tax rate. In these cases, the actual tax expense or benefit applicable to those items is recorded in the same period as the related item. The Company’s effective tax rate (“ETR”) was (1618.7)% and 22.9% for the three and six months ended June 30, 2014, respectively. For the three and six months ended June 30, 2013, the Company’s ETR was 33.2% and 31.5%, respectively. Lower ETR for the three and six months ended June 30, 2014 is primarily due to the tax benefit of $19.7 million on account of extinguishment of the $770 million Senior Notes.

The difference in the effective tax rate as compared to the U.S. statutory rate of 35.0% is primarily attributable to the tax benefit on the loss on extinguishment of debt in U.S. jurisdiction, tax holiday benefits enjoyed by the Company’s subsidiary in India. During the first quarter of 2014, the Company also claimed certain additional tax benefits on account of filing the amended tax returns for earlier years in India jurisdiction.

During the three months ended June 30, 2014, the Company released a valuation allowance of $2.0 million pertaining to its subsidiary in U.K. jurisdiction. The Company weighed all evidences as of June 30, 2014 and determined that the positive evidences relating to the realizability of its deferred tax asset particularly the evidences that were objectively verifiable outweighed the negative evidences. The positive evidences as of June 30, 2014 that outweighed the negative evidences includes (i) three years cumulative income position; (ii) the strong positive trend in the subsidiary’s financial performance over four consecutive quarters; (iii) the forecasted income for 2014 and future taxable income; (iv) indefinite carry forward period of the net operating losses; and (v) improved trend in earnings and increased customer revenues from contracts entered in 2013 and new contracts entered in 2014. Accordingly, the Company concluded that it is more likely than not that the deferred tax assets will be realized and released the valuation allowance.

IGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

Under the Indian Income-tax Act, 1961, IGATE Global Solutions Limited (“IGATE Global”) is eligible to claim income tax holiday on profits derived from the export of software services from divisions registered under Special Economic Zone (“SEZ”) arrangements. Profits derived from the export of software services from these divisions registered under the SEZ scheme are eligible for a 100% tax holiday during the initial five consecutive assessment years followed by 50% for the subsequent five years, and 50% for another five years subject to fulfillment of certain conditions; from the date of commencement of operations by the respective SEZ. Effective April 1, 2014, two of the divisions registered under SEZ scheme has completed its first five years of 100% tax holiday. For the three months ended June 30, 2014 and 2013, the tax holiday benefits were $2.7 million and $2.2 million, respectively. For the six months ended June 30, 2014 and 2013, the tax holiday benefits were $4.2 million and $4.5 million, respectively. This SEZ tax holiday will begin to expire from March 2023 through 2029.

As of June 30, 2014 and December 31, 2013, total gross unrecognized tax benefits, excluding related interest and penalties, were $21.6 million and $16.6 million respectively. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Amount
Beginning balance as of January 01, 2014	$16,569
Additions based on prior period tax positions	7,428
Reduction based on prior period tax positions	(2,511)
Foreign currency translation effect	75

Ending balance as of June 30, 2014	$21,561

The Company recognizes interest related to uncertain tax positions within the interest expense line in the consolidated statements of income. During the six months ended June 30, 2014 and 2013, the Company has recorded interest expense of $1.1 million and $1.2 million, respectively, in relation to uncertain tax positions in the condensed consolidated statements of income. The total amount of accrued interest in the condensed consolidated balance sheet amounted to $1.8 million as of June 30, 2014.

As of June 30, 2014, the Company had $19.1 million of net unrecognized tax benefits arising out of the tax positions which would affect the effective tax rate, if recognized. The nature of the events that would cause the change to the reserves will be mainly due to the expiry of the statute of limitation in the U.S and completion of assessment by tax authorities for all open assessment years in India jurisdiction. Although it is difficult to anticipate the final outcome on timing of resolution of any particular uncertain tax position, the Company believes that the total amount of net unrecognized tax benefits will be decreased by approximately $6.2 million during the next twelve months due to the expiration of the statute of limitations.

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

JUNE 30, 2014

Earnings per share for the common stock, unvested restricted stock and Series B Preferred Stock under the two class method are presented below (dollars and shares in thousands, except per share data):

		Three Months Ended June 30,		Six Months Ended June 30,
		2014	2013	2014	2013
Net income (loss) attributable to IGATE common shareholders		$(5,419)	$22,101	$17,919	$49,246
Add: Dividend on Series B Preferred Stock		8,390	7,752	16,529	15,252

		2,971	29,853	34,448	64,498
Less: Dividends on
Series B Preferred Stock	[A]	8,390	7,752	16,529	15,252

Undistributed Income (loss)		$(5,419)	$22,101	$17,919	$49,246

Allocation of Undistributed Income (loss):
Common stock	[B]	$(3,987)	$16,479	$13,184	$36,718
Unvested restricted stock	[C]	0	6	0	14
Series B Preferred Stock	[D]	(1,432)	5,616	4,735	12,514

		$(5,419)	$22,101	$17,919	$49,246

Shares outstanding for allocation of undistributed income:
Common stock		58,864	57,301	58,864	57,301
Unvested restricted stock		0	23	0	23
Series B Preferred Stock		21,139	19,529	21,139	19,529

		80,003	76,853	80,003	76,853

Weighted average shares outstanding:
Common stock	[E]	58,836	57,288	58,762	57,403
Unvested restricted stock	[F]	0	23	0	23
Series B Preferred Stock	[G]	21,139	19,529	21,139	19,529

		79,975	76,840	79,901	76,955

Weighted average common stock outstanding		58,836	57,288	58,762	57,403
Dilutive effect of stock options and restricted shares outstanding		1,856	1,611	1,857	1,683

Dilutive weighted average shares outstanding	[H]	60,692	58,899	60,619	59,086

Distributed earnings per share:
Series B Preferred Stock	[I=A/G]	$0.40	$0.40	$0.78	$0.79
Undistributed earnings per share:
Common stock	[J=B/E]	$(0.07)	$0.29	$0.22	$0.65
Unvested restricted stock	[K=C/F]	$0.00	$0.29	$0.00	$0.65
Series B Preferred Stock	[L=D/G]	$(0.07)	$0.29	$0.22	$0.65
Earnings per share - Basic:
Common stock	[J]	$(0.07)	$0.29	$0.22	$0.65
Unvested restricted stock	[K]	$0.00	$0.29	$0.00	$0.65
Series B Preferred Stock	[I+L]	$0.33	$0.69	$1.00	$1.44
Earnings per share - Diluted	[[B+C]/H]	$(0.07)	$0.28	$0.22	$0.62

IGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

The number of outstanding options to purchase common shares for which the option exercise prices exceeded the average market price of the common shares aggregated 0.0 million and 1.1 million shares for the three months ended June 30, 2014 and 2013, respectively, and 0.1 million and 0.9 million shares for the six months ended June 30, 2014 and 2013, respectively. These options were excluded from the computation of diluted earnings per share under the treasury stock method. The number of shares of outstanding Series B Preferred Stock for which the earnings per share exceeded the earnings per share of common stock aggregated to 21.1 million and 19.5 million for the three and six months ended June 30, 2014 and 2013, respectively. These shares were excluded from the computation of diluted earnings per share as they were anti-dilutive.

9.	Investments

Short term investments comprise the following (in thousands):

	As of June 30, 2014
	Carrying Value	Unrealized Gain	Fair Value
Mutual Funds
Liquid mutual funds	$148,825	$1,865	$150,690
Fixed deposits with banks	174	0	174

	$148,999	$1,865	$150,864

	As of December 31, 2013
	Carrying Value	Unrealized Gain	Fair Value
Mutual Funds
Liquid mutual funds	$178,886	$2,345	$181,231
Fixed deposits with banks	170	0	170

	$179,056	$2,345	$181,401

Contractual maturities of short-term and other investments in available for sale securities as of June 30, 2014 was as follows (in thousands):

As of June 30, 2014

Due within one year	$150,864

Realized gains and losses on the cost of securities sold or disposed is determined on First in First out (“FIFO”) method.

Realized gains and proceeds from the sale of available for sale securities are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Gross realized gains	$2,432	$10,692	$7,540	$25,969
Sale proceeds	161,351	626,820	374,404	1,254,207

IGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

The changes in the unrealized gain, net, on marketable securities carrying value for the three and six months ended June 30, 2014 and 2013 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Unrealized gain on marketable securities at the beginning of the period	$1,389	$7,509	$2,345	$11,711
Reclassification of gain into earnings on maturity	(2,432)	(10,692)	(7,540)	(25,969)
Net unrealized gain due to changes in the fair value	2,908	5,169	7,060	16,244

Unrealized gain on marketable securities at the end of the period	$1,865	$1,986	$1,865	$1,986

10.	Accumulated Other Comprehensive Income (Loss)

The changes in the balances of accumulated other comprehensive income (loss), net of tax, by component for the three and six months ended June 30, 2014 and 2013 are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Unrealized gain on Marketable securities:
Beginning balance attributable to IGATE common shareholders	$932	$5,565	$1,542	$8,275
Amount of gain (loss) recognized in other comprehensive income	1,920	3,658	4,660	11,945
Amounts of (gain) loss reclassified from accumulated other comprehensive income	(1,624)	(7,698)	(4,977)	(18,695)
Portion attributable to non-controlling interests	0	0	3	0

Ending balance attributable to IGATE common shareholders	$1,228	$1,525	$1,228	$1,525

Unrealized gain (loss) on cash flow hedges:
Beginning balance attributable to IGATE common shareholders	$4,313	$3,484	$(48)	$445
Amount of gain (loss) recognized in other comprehensive income	985	(6,605)	5,500	(2,100)
Amounts of (gain) loss reclassified from accumulated other comprehensive income	(1,898)	(369)	(2,031)	(1,835)
Portion attributable to non-controlling interests	4	0	(17)	0

Ending balance attributable to IGATE common shareholders	$3,404	$(3,490)	$3,404	$(3,490)

Actuarial gain (loss) relating to defined benefit plan:
Beginning balance attributable to IGATE common shareholders	$1,394	$190	$1,079	$(123)
Amount of gain (loss) recognized in other comprehensive income	(290)	280	65	574
Amounts of (gain) loss reclassified from accumulated other comprehensive income	(40)	(23)	(79)	(4)
Portion attributable to non-controlling interests	1	0	0	0

Ending balance attributable to IGATE common shareholders	$1,065	$447	$1,065	$447

Foreign currency translation:
Beginning balance attributable to IGATE common shareholders	$(360,269)	$(265,797)	$(389,688)	$(283,180)
Amount of gain (loss) recognized in other comprehensive income	(2,932)	(89,390)	26,641	(72,007)
Amounts of (gain) loss reclassified from accumulated other comprehensive income	0	0	0	0
Portion attributable to non-controlling interests	22	0	(132)	0

Ending balance attributable to IGATE common shareholders	$(363,179)	$(355,187)	$(363,179)	$(355,187)

IGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

The changes in the tax expense (benefit) of accumulated other comprehensive income (loss), by component for the three and six months ended June 30, 2014 and 2013, are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Unrealized gain on Marketable securities:
Beginning balance attributable to IGATE common shareholders	$452	$1,944	$793	$3,436
Amount of gain (loss) recognized in other comprehensive income	988	1,511	2,400	4,299
Amounts of (gain) loss reclassified from accumulated other comprehensive income	(808)	(2,994)	(2,563)	(7,274)
Portion attributable to non-controlling interests	0	0	2	0

Ending balance attributable to IGATE common shareholders	$632	$461	$632	$461

Unrealized gain (loss) on cash flow hedges:
Beginning balance attributable to IGATE common shareholders	$2,220	$1,455	$(23)	$184
Amount of gain (loss) recognized in other comprehensive income	507	(2,808)	2,832	(966)
Amounts of (gain) loss reclassified from accumulated other comprehensive income	(976)	(144)	(1,046)	(715)
Portion attributable to non-controlling interests	3	0	(9)	0

Ending balance attributable to IGATE common shareholders	$1,754	$(1,497)	$1,754	$(1,497)

Actuarial gain (loss) relating to defined benefit plan:
Beginning balance attributable to IGATE common shareholders	$715	$47	$555	$(69)
Amount of gain (loss) recognized in other comprehensive income	(149)	187	34	296
Amounts of (gain) loss reclassified from accumulated other comprehensive income	(21)	(8)	(42)	(1)
Portion attributable to non-controlling interests	2	0	0	0

Ending balance attributable to IGATE common shareholders	$547	$226	$547	$226

Foreign currency translation:
Beginning balance attributable to IGATE common shareholders	$0	$0	$0	$0
Amount of gain (loss) recognized in other comprehensive income	0	0	0	0
Amounts of (gain) loss reclassified from accumulated other comprehensive income	0	0	0	0
Portion attributable to non-controlling interests	0	0	0	0

Ending balance attributable to IGATE common shareholders	$0	$0	$0	$0

IGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

The following table summarizes the reclassifications out of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2014 and 2013 (in thousands):

Accumulated Other Comprehensive Income – Components	Line item in Statement of Income	Amount reclassified from Accumulated Other Comprehensive Income
		Three Months Ended June 30,		Six Months Ended June 30,
		2014	2013	2014	2013
Available-for-sale securities:
Sale of securities	Other income, net	$2,432	$10,692	$7,540	$25,969
	Income tax expense	(808)	(2,994)	(2,563)	(7,274)
	Non-controlling interest, net of tax	(8)	0	(24)	0

	Reclassification into earnings	$1,616	$7,698	$4,953	$18,695

Cash flow hedges:
Foreign exchange derivative contracts	Foreign exchange gain, net	$2,874	$513	$3,077	$2,550
	Income tax expense	(976)	(144)	(1,046)	(715)
	Non-controlling interest, net of tax	(8)	0	(10)	0

	Reclassification to earnings	$1,890	$369	$2,021	$1,835

Pension and other defined benefit liability:
Amortization of actuarial gain (loss)	Cost of revenues	$61	$31	$121	$5
	Income tax expense	(21)	(8)	(42)	(1)
	Non-controlling interest, net of tax	0	0	0	0

	Reclassification to earnings	$40	$23	$79	$4

IGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

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

As part of its hedge strategy, the Company also enters into foreign exchange derivative contracts which are replaced with successive new contracts up to the period in which the forecasted transaction is expected to occur (i.e., roll-over hedges). In case of rollover hedges, the hedge effectiveness is assessed based on changes in fair value to the extent of changes in spot prices and recorded in accumulated other comprehensive income (loss) until the hedged transactions occur and upon such occurrence gain or loss is reclassified to earnings in the consolidated statements of income. Accordingly, the changes in the fair value of the contract related to the changes in the difference between the spot price and the forward price (i.e., forward premium/discount) are excluded from assessment of hedge effectiveness and are recognized in consolidated statements of income and are included in foreign exchange gain (loss).

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

IGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

The following table presents the aggregate contracted principal amounts of the Company’s foreign exchange derivative contracts:

OUTSTANDING CASH FLOW HEDGE TRANSACTIONS QUALIFYING FOR HEDGE ACCOUNTING (in thousands):

	As of
	June 30, 2014	December 31, 2013
Foreign Exchange Forward Contracts USD	$127,000	$94,300
Foreign Exchange Forward Contracts CAD	$17,789	$13,160
Foreign Exchange Forward Contracts GBP	$16,198	$14,041

OUTSTANDING FAIR VALUE HEDGE TRANSACTIONS NOT QUALIFYING FOR HEDGE ACCOUNTING (in thousands):

	As of
	June 30, 2014	December 31, 2013
Foreign Exchange Forward Contracts GBP	$9,378	$12,059
Foreign Exchange Forward Contracts CAD	$2,809	$0
Foreign Exchange Forward Contracts USD	$13,500	$0

The foreign exchange derivative contracts mature generally within twelve (12) months.

The effect of derivative instruments on the Condensed Consolidated Statements of Income for the three months ended June 30, 2014 (in thousands):

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) recognized in OCI on Derivative		Location of Gain (Loss) reclassified from Accumulated OCI into Income	Amount of Gain (Loss) reclassified from Accumulated OCI into Income	Location of Gain (Loss) recognized in Income on Derivative	Amount of Gain (Loss) recognized in Income Statement
	(Effective Portion)		(Effective Portion)		(Ineffective Portion and amount excluded from effectiveness testing)
	June 30, 2014		June 30, 2014		June 30, 2014

Foreign Exchange Contracts	$1,492	*	Foreign exchange gain (loss), net	$2,874	Foreign exchange gain (loss), net	$0

IGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

The effect of derivative instruments on the Condensed Consolidated Statements of Income for the six months ended June 30, 2014 (in thousands):

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) recognized in OCI on Derivative		Location of Gain (Loss) reclassified from Accumulated OCI into Income	Amount of Gain (Loss) reclassified from Accumulated OCI into Income	Location of Gain (Loss) recognized in Income on Derivative	Amount of Gain (Loss) recognized in Income Statement
	(Effective Portion)		(Effective Portion)		(Ineffective Portion and amount excluded from effectiveness testing)
	June 30, 2014		June 30, 2014		June 30, 2014

Foreign Exchange Contracts	$8,332	*	Foreign exchange gain (loss), net	$3,077	Foreign exchange gain (loss), net	$0

*	Includes deferred gain on settled rollover derivatives amounting to $0.0 million and $0.0 million for three and six months ended June 30, 2014 respectively.

The effect of derivative instruments on the Condensed Consolidated Statements of Income for the three months ended June 30, 2013 (in thousands):

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) recognized in OCI on Derivative		Location of Gain (Loss) reclassified from Accumulated OCI into Income	Amount of Gain (Loss) reclassified from Accumulated OCI into Income	Location of Gain (Loss) recognized in Income on Derivative	Amount of Gain (Loss) recognized in Income Statement
	(Effective Portion)		(Effective Portion)		(Ineffective Portion and amount excluded from effectiveness testing)
	June 30, 2013		June 30, 2013		June 30, 2013

Foreign Exchange Contracts	$(9,413	)*	Foreign exchange gain (loss), net	$513	Foreign exchange gain (loss), net	$38

IGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

The effect of derivative instruments on the Condensed Consolidated Statements of Income for the six months ended June 30, 2013 (in thousands):

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) recognized in OCI on Derivative		Location of Gain (Loss) reclassified from Accumulated OCI into Income	Amount of Gain (Loss) reclassified from Accumulated OCI into Income	Location of Gain (Loss) recognized in Income on Derivative	Amount of Gain (Loss) recognized in Income Statement
	(Effective Portion)		(Effective Portion)		(Ineffective Portion and amount excluded from effectiveness testing)
	June 30, 2013		June 30, 2013		June 30, 2013

Foreign Exchange Contracts	$(3,066	)*	Foreign exchange gain (loss), net	$2,550	Foreign exchange gain (loss), net	$837

*	Includes deferred gain on settled rollover derivatives amounting to $0.01 million and $0.61 million for three and six months ended June 30, 2013 respectively.

Derivatives not designated as hedging instruments (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Statement of Income

Foreign exchange gain (loss), net	$503	$(6,347)	$996	$(3,318)

These foreign exchange derivative contracts were entered into to hedge the fluctuations in foreign exchange rates for recognized balance sheet items such as inter-company and end customer receivables and loans, and were not originally designated as hedges. Realized gains (losses) and changes in the fair value of these foreign exchange derivative contracts are recorded in foreign exchange gains (losses), net in the condensed consolidated statements of income.

Information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheets (in thousands):

Derivative Instruments – Foreign Exchange Derivative Contracts		As of
		June 30, 2014	December 31, 2013
Balance Sheet Location	Designated/ Not Designated	Fair Value	Fair Value
Current Assets	Designated	$5,740	$832
	Not Designated	$16	$4

Current liabilities	Designated	$557	$904
	Not Designated	$26	$5

IGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

The estimated net amount of existing gains (losses), net of taxes, as of June 30, 2014 that is expected to be reclassified from accumulated other comprehensive income (losses) into earnings within the next 12 months is $3.4 million.

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

	Gross Amount presented in the Condensed Consolidated Balance Sheet	Potential effect of rights of set off	Net amount of recognized assets/liabilities
As of June 30, 2014:
Foreign exchange derivative assets	$5,756	$476	$5,280
Foreign exchange derivative liabilities	$583	$476	$107

As of December 31, 2013:
Foreign exchange derivative assets	$836	$642	$194
Foreign exchange derivative liabilities	$909	$642	$267

12.	Fair Value Measurements

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

JUNE 30, 2014

Investments and Foreign exchange derivative contracts, as disclosed in Note 9 and 11, which are measured at fair value are summarized below (in thousands):

		Fair Value measurement at reporting date using
Description	As of June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets

Current Assets:
Short term investments:
a) Liquid mutual fund units	$150,690	$150,690	$0	$0
b) Fixed deposits with banks	174	174	0	0
Foreign exchange derivative contracts	5,756	0	5,756	0

Total current assets	$156,620	$150,864	$5,756	$0

Liabilities

Current Liabilities:
Foreign exchange derivative contracts	$583	$0	$583	$0

Total current liabilities	$583	$0	$583	$0

		Fair Value measurement at reporting date using
Description	As of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets

Current Assets:
Short term investments:
a) Liquid mutual fund units	$181,231	$181,231	$0	$0
b) Fixed deposits with banks	170	170	0	0
Foreign exchange derivative contracts	836	0	836	0

Total current assets	$182,237	$181,401	$836	$0

Liabilities

Current Liabilities:
Foreign exchange derivative contracts	$909	$0	$909	$0

Total current liabilities	$909	$0	$909	$0

IGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

13.	Employee Benefits

Defined Contribution Plan

The Company’s eligible employees in India participate in the Employees’ Provident Fund (the “Provident Fund”), which is a defined contribution plan. The employee and the Company make monthly contributions of a specified percentage of salary to the Provident Fund, which is administered by the prescribed authority in India. The aggregate contributions along with interest thereon can be withdrawn on retirement, death, incapacitation or termination of employment. The Company’s contribution to the Provident Fund for the three months ended June 30, 2014 and 2013 was $2.5 million and $2.2 million, respectively. The Company’s contribution to the Provident Fund for the six months ended June 30, 2014 and 2013 was $4.6 million and $4.3 million, respectively.

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

The following table sets forth the net periodic cost recognized by the Company in respect of the Plan (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net periodic plan cost
Service cost	$644	$494	$1,305	$1,292
Interest cost	330	345	649	676
Expected return on plan asset	(235)	(224)	(463)	(459)
Amortization of actuarial gain	(60)	3	(119)	(5)

Net periodic plan cost for the period	$679	$618	$1,372	$1,504

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

IGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

14.	Stock-based compensation

During the three and six months ended June 30, 2014, the Company granted 1,168 and 19,168 options, respectively, and 8,368 and 53,868 stock awards, respectively. During the three and six months ended June 30, 2013, the Company granted 527,445 and 571,445 options, respectively, and 601,445 and 723,062 stock awards, respectively.

Stock-based compensation expense recorded in income from operations during the three and six months ended June 30, 2014 and 2013 (in thousands) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Stock-based compensation recorded in:
Cost of revenues	$1,195	$1,441	$3,014	$2,778
Selling, general and administrative expense	2,324	1,799	4,802	3,587

	$3,519	$3,240	$7,816	$6,365

During the three and six months ended June 30, 2014, the Company issued 0.1 million and 0.5 million shares, respectively, upon exercise of stock options and awards. During the three and six months ended June 30, 2013, the Company issued 0.0 million and 0.3 million shares, respectively, upon exercise of stock options and awards.

15.	Other income, net

Components of other income, net for the three and six months ended June 30, 2014 and 2013 (in thousands) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Investment income	$2,432	$10,692	$7,540	$25,969
Interest income	189	577	1,814	2,281
Gain on sale of fixed assets	65	2,266	18	2,240
Forfeiture of vested stock options	0	3,005	0	3,005
Other	954	877	1,622	1,202

Other income, net	$3,640	$17,417	$10,994	$34,697

Forfeiture of vested stock options during the three and six months ended June 30, 2013, represents the reversal of stock based compensation expense pursuant to the claw back feature that was triggered in connection with the termination of the Company’s former Chief Executive Officer.

16.	Concentration of revenues

The following is a concentration of revenues greater than 10% by customer for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
General Electric Company	16%	13%	16%	13%
Royal Bank of Canada	10%	11%	10%	11%

IGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

17.	Segment Information

The Company’s Chief Executive Officer, who is also the Chief Operating Decision Maker, has recently regrouped the organization into vertical-based business units to bring in more industry knowledge and solutions and increase the depth and accountability to the business. However, the Company does not have discrete financial information as per the requirements of ASC 280 and as a result segment information is not presented.

18.	Guarantor Subsidiaries - Supplemental condensed consolidating financial information

In connection with the refinancing of the previous Senior Notes issued in 2011, the Company issued the 2014 Senior Notes which are the senior unsecured obligations of the Company. The Senior Notes are guaranteed by the Company’s 100% owned domestic subsidiaries ITI, IGATE Inc., and IGATE Holding Corporation (collectively, the “Guarantors”). The Company has not included separate financial statements of the Guarantors because they are 100% owned by the Company, the guarantees issued are full and unconditional, and the guarantees are joint and several. There are customary exceptions in the Indenture under which a subsidiary’s guarantee would terminate namely:

•	a permitted sale or other disposition by a guarantor of all or substantially all of its assets;

•	the designation or classification of a guarantor as an unrestricted subsidiary pursuant to the Indenture governing the guarantees;

•	defeasance or discharge of the Senior Notes;

•	the release of a guarantor due to the operation of the definition of “Immaterial Subsidiary” in the documents governing the guarantees; or

•	the Senior Notes’ achievement of investment grade status.

IGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

Condensed consolidating financial information for the Company and the Guarantors are as follows (in thousands):

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2014

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$0	$15,342	$113,165	$0	$128,507
Restricted cash	0	0	0	0	0
Short-term investments	0	0	150,864	0	150,864
Accounts receivable, net	0	106,104	63,652	0	169,756
Unbilled revenues	0	41,350	37,310	0	78,660
Prepaid expenses and other current assets	1,021	4,889	33,644	0	39,554
Prepaid income taxes	19,741	0	6,349	(5,546)	20,544
Deferred tax assets	0	3,163	(1,167)	0	1,996
Foreign exchange derivative contracts	0	0	5,756	0	5,756
Inter-corporate loan	0	0	0	0	0
Receivable from related parties	0	1,962	5,369	0	7,331
Receivable from group companies	37,272	122,303	139,820	(299,395)	0

Total current assets	58,034	295,113	554,762	(304,941)	602,968
Investment in subsidiaries	460,955	700,603	0	(1,161,558)	0
Inter-corporate loan	325,000	2,489	0	(327,489)	0
Deposits and other assets	4,379	1,169	16,932	0	22,480
Prepaid income taxes	0	0	32,552	0	32,552
Property and equipment, net	0	4,049	197,351	0	201,400
Leasehold land	0	0	77,798	0	77,798
Deferred tax assets	0	15,054	508	0	15,562
Goodwill	0	1,026	449,629	0	450,655
Intangible assets, net	0	95	117,058	0	117,153

Total assets	$848,368	$1,019,598	$1,446,590	$(1,793,988)	$1,520,568

LIABILITIES, PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$0	$2,160	$8,116	$0	$10,276
Line of credit	0	0	52,000	0	52,000
Senior Notes	0	0	0	0	0
Term loans	0	0	90,000	0	90,000
Accrued payroll and related costs	0	17,204	31,097	0	48,301
Other accrued liabilities	4,296	22,347	49,856	0	76,499
Accrued income taxes	0	5,546	3,049	(5,546)	3,049
Foreign exchange derivative contracts	0	0	583	0	583
Deferred revenue	0	10,089	9,366	0	19,455
Inter-corporate loan	0	0	0	0	0
Payable to group companies	51,961	174,305	73,129	(299,395)	0

Total current liabilities	56,257	231,651	317,196	(304,941)	300,163
Other long-term liabilities	0	326	5,094	0	5,420
Senior Notes	325,000	0	0	0	325,000
Term loans	0	0	270,000	0	270,000
Accrued income taxes	0	650	19,434	0	20,084
Inter-corporate loan	0	325,000	2,489	(327,489)	0
Deferred tax liabilities	0	0	35,199	0	35,199

Total liabilities	381,257	557,627	649,412	(632,430)	955,866

Series B Preferred stock	427,184	0	0	0	427,184
IGATE Corporation shareholders’ equity:
Common shares	599	330,000	53,451	(383,451)	599
Common shares held in treasury, at cost	(14,714)	0	0	0	(14,714)
Additional paid-in capital	229,199	161,275	604,865	(778,107)	217,232
Retained earnings	(175,157)	(29,400)	491,226	0	286,669
Accumulated other comprehensive loss	0	96	(357,578)	0	(357,482)

Total IGATE Corporation shareholders’ equity	39,927	461,971	791,964	(1,161,558)	132,304
Non-controlling interest	0	0	5,214	0	5,214

Total equity	39,927	461,971	797,178	(1,161,558)	137,518
Total liabilities, preferred stock and shareholders’ equity	$848,368	$1,019,598	$1,446,590	$(1,793,988)	$1,520,568

IGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2013

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$0	$82,497	$122,339	$0	$204,836
Restricted cash	0	360,000	0	0	360,000
Short-term investments	0	0	181,401	0	181,401
Accounts receivable, net	0	87,110	70,795	0	157,905
Unbilled revenues	0	29,309	32,115	0	61,424
Prepaid expenses and other current assets	11,997	3,693	28,802	0	44,492
Prepaid income taxes	0	797	41	0	838
Deferred tax assets	0	3,163	7,072	0	10,235
Foreign exchange derivative contracts	0	0	836	0	836
Inter-corporate loan	360,000	0	0	(360,000)	0
Receivable from related parties	0	1,618	2,428	0	4,046
Receivable from group companies	21,332	0	24,952	(46,284)	0

Total current assets	393,329	568,187	470,781	(406,284)	1,026,013
Investment in subsidiaries	460,955	545,412	0	(1,006,367)	0
Inter-corporate loan	410,000	2,476	0	(412,476)	0
Deposits and other assets	5,596	1,084	18,250	0	24,930
Prepaid income taxes	0	0	32,160	0	32,160
Property and equipment, net	0	2,291	163,290	0	165,581
Leasehold land	0	0	76,732	0	76,732
Deferred tax assets	0	15,054	99	0	15,153
Goodwill	0	1,026	437,865	0	438,891
Intangible assets, net	0	130	119,132	0	119,262

Total assets	$1,269,880	$1,135,660	$1,318,309	$(1,825,127)	$1,898,722

LIABILITIES, PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$0	$1,834	$7,434	$0	$9,268
Line of credit	0	0	52,000	0	52,000
Senior Notes	360,000	0	0	0	360,000
Term loans	0	0	90,000	0	90,000
Accrued payroll and related costs	0	19,086	38,007	0	57,093
Other accrued liabilities	11,550	24,012	44,223	0	79,785
Accrued income taxes	0	0	5,802	0	5,802
Foreign exchange derivative contracts	0	0	909	0	909
Deferred revenue	0	8,917	8,859	0	17,776
Inter-corporate loan	0	360,000	0	(360,000)	0
Payable to group companies	0	26,446	19,838	(46,284)	0

Total current liabilities	371,550	440,295	267,072	(406,284)	672,633
Other long-term liabilities	0	165	3,367	0	3,532
Senior Notes	410,000	0	0	0	410,000
Term loans	0	0	270,000	0	270,000
Accrued income taxes	0	650	13,286	0	13,936
Inter-corporate loan	0	410,000	2,476	(412,476)	0
Deferred tax liabilities	0	0	41,717	0	41,717

Total liabilities	781,550	851,110	597,918	(818,760)	1,411,818

Series B Preferred stock	410,371	0	0	0	410,371
IGATE Corporation shareholders’ equity:
Common shares	594	330,000	53,451	(383,451)	594
Common shares held in treasury, at cost	(14,714)	0	0	0	(14,714)
Additional paid-in capital	216,107	6,209	604,743	(622,916)	204,143
Retained earnings	(124,028)	(51,755)	444,533	0	268,750
Accumulated other comprehensive loss	0	96	(387,211)	0	(387,115)

Total IGATE Corporation shareholders’ equity	77,959	284,550	715,516	(1,006,367)	71,658
Non-controlling interest	0	0	4,875	0	4,875

Total equity	77,959	284,550	720,391	(1,006,367)	76,533
Total liabilities, preferred stock and shareholders’ equity	$1,269,880	$1,135,660	$1,318,309	$(1,825,127)	$1,898,722

IGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THREE MONTHS ENDED JUNE 30, 2014

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues	$0	$198,173	$188,508	$(74,936)	$311,745
Cost of revenues (exclusive of depreciation and amortization)	0	149,899	122,770	(74,936)	197,733

Gross margin	0	48,274	65,738	0	114,012
Selling, general and administrative expense	0	17,201	30,307	0	47,508
Depreciation and amortization	0	402	8,316	0	8,718

Income from operations	0	30,671	27,115	0	57,786
Interest expense	(8,479)	(8,787)	(2,797)	7,867	(12,196)
Foreign exchange gain (loss), net	(48)	(88)	2,853	0	2,717
Loss on extinguishment of debt	(51,760)	0	0	0	(51,760)
Other income (expense), net	7,861	1,251	2,395	(7,867)	3,640

Income before income taxes	(52,426)	23,047	29,566	0	187
Income tax (benefit) expense	(19,741)	9,907	6,807	0	(3,027)

Net income (loss)	(32,685)	13,140	22,759	0	3,214
Non-controlling interest	0	0	98	0	98

Net income (loss) attributable to IGATE Corporation	(32,685)	13,140	22,661	0	3,116
Accretion to preferred stock	145	0	0	0	145
Preferred dividend	8,390	0	0	0	8,390

Net income (loss) attributable to IGATE common shareholders	($41,220)	$13,140	$22,661	$0	$(5,419)

IGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THREE MONTHS ENDED JUNE 30, 2013

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues	$0	$170,922	$180,529	$(68,183)	$283,268
Cost of revenues (exclusive of depreciation and amortization)	0	130,013	113,941	(68,183)	175,771

Gross margin	0	40,909	66,588	0	107,497
Selling, general and administrative expense	0	16,857	32,493	0	49,350
Depreciation and amortization	0	307	8,288	0	8,595

Income from operations	0	23,745	25,807	0	49,552
Interest expense	(18,909)	(17,945)	(4,583)	17,325	(24,112)
Foreign exchange gain (loss), net	0	(61)	2,044	0	1,983
Loss on extinguishment of debt	0	0	0	0	0
Other income (expense), net	17,325	3,029	14,388	(17,325)	17,417

Income before income taxes	(1,584)	8,768	37,656	0	44,840
Income tax (benefit) expense	0	(43)	14,910	0	14,867

Net income (loss)	(1,584)	8,811	22,746	0	29,973
Non-controlling interest	0	0	0	0	0

Net income (loss) attributable to IGATE Corporation	(1,584)	8,811	22,746	0	29,973
Accretion to preferred stock	120	0	0	0	120
Preferred dividend	7,752	0	0	0	7,752

Net income (loss) attributable to IGATE common shareholders	$(9,456)	$8,811	$22,746	$0	$22,101

IGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR SIX MONTHS ENDED JUNE 30, 2014

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues	$0	$382,949	$367,654	$(136,652)	$613,951
Cost of revenues (exclusive of depreciation and amortization)	0	286,843	236,322	(136,652)	386,513

Gross margin	0	96,106	131,332	0	227,438
Selling, general and administrative expense	0	32,200	57,969	0	90,169
Depreciation and amortization	0	781	17,495	0	18,276

Income from operations	0	63,125	55,868	0	118,993
Interest expense	(27,482)	(26,111)	(7,429)	25,197	(35,825)
Foreign exchange gain (loss), net	0	(65)	2,986	0	2,921
Loss on extinguishment of debt	(51,760)	0	0	0	(51,760)
Other income (expense), net	25,185	2,410	8,596	(25,197)	10,994

Income before income taxes	(54,057)	39,359	60,021	0	45,323
Income tax (benefit) expense	(19,741)	17,004	13,135	0	10,398

Net income (loss)	(34,316)	22,355	46,886	0	34,925
Non-controlling interest	0	0	193	0	193

Net income (loss) attributable to IGATE Corporation	(34,316)	22,355	46,693	0	34,732
Accretion to preferred stock	284	0	0	0	284
Preferred dividend	16,529	0	0	0	16,529

Net income (loss) attributable to IGATE common shareholders	$(51,129)	$22,355	$46,693	$0	$17,919

IGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR SIX MONTHS ENDED JUNE 30, 2013

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues	$0	$328,099	$359,616	$(129,529)	$558,186
Cost of revenues (exclusive of depreciation and amortization)	0	245,097	230,442	(129,529)	346,010

Gross margin	0	83,002	129,174	0	212,176
Selling, general and administrative expense	0	32,140	60,002	0	92,142
Depreciation and amortization	0	634	17,232	0	17,866

Income from operations	0	50,228	51,940	0	102,168
Interest expense	(37,755)	(36,342)	(7,322)	34,650	(46,769)
Foreign exchange gain (loss), net	0	(189)	4,653	0	4,464
Loss on extinguishment of debt	0	0	0	0	0
Other income (expense), net	34,650	2,905	31,792	(34,650)	34,697

Income before income taxes	(3,105)	16,602	81,063	0	94,560
Income tax (benefit) expense	0	3,613	26,214	0	29,827

Net income (loss)	(3,105)	12,989	54,849	0	64,733
Non-controlling interest	0	0	0	0	0

Net income (loss) attributable to IGATE Corporation	(3,105)	12,989	54,849	0	64,733
Accretion to preferred stock	235	0	0	0	235
Preferred dividend	15,252	0	0	0	15,252

Net income (loss) attributable to IGATE common shareholders	$(18,592)	$12,989	$54,849	$0	$49,246

IGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THREE MONTHS ENDED JUNE 30, 2014

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net Income (loss) attributable to IGATE common shareholders	$(41,220)	$13,140	$22,661	$0	$(5,419)
Add: Non-controlling interest	0	0	98	0	98
Other comprehensive income:
Change in fair value on marketable securities	0	0	296	0	296
Unrecognized actuarial gain (loss) on pension liability	0	0	(330)	0	(330)
Change in fair value of cash flow hedges	0	0	(913)	0	(913)
Gain (loss) on foreign currency translation	0	0	(2,932)	0	(2,932)

Total comprehensive income (loss)	(41,220)	13,140	18,880	0	(9,200)
Less: Total comprehensive income attributable to non-controlling interest	0	0	71	0	71

Total comprehensive income (loss) attributable to IGATE common shareholders	$(41,220)	$13,140	$18,809	$0	$(9,271)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THREE MONTHS ENDED JUNE 30, 2013

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net Income (loss) attributable to IGATE common shareholders	$(9,456)	$8,811	$22,746	$0	$22,101
Add: Non-controlling interest	0	0	0	0	0
Other comprehensive income:
Change in fair value on marketable securities	0	0	(4,040)	0	(4,040)
Unrecognized actuarial gain (loss) on pension liability	0	0	257	0	257
Change in fair value of cash flow hedges	0	0	(6,974)	0	(6,974)
Gain (loss) on foreign currency translation	0	0	(89,390)	0	(89,390)

Total comprehensive income (loss)	(9,456)	8,811	(77,401)	0	(78,046)
Less: Total comprehensive income attributable to non-controlling interest	0	0	0	0	0

Total comprehensive income (loss) attributable to IGATE common shareholders	$(9,456)	$8,811	$(77,401)	$0	$(78,046)

IGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR SIX MONTHS ENDED JUNE 30, 2014

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net Income (loss) attributable to IGATE common shareholders	$(51,129)	$22,355	$46,693	$0	$17,919
Add: Non-controlling interest	0	0	193	0	193
Other comprehensive income:
Change in fair value on marketable securities	0	0	(317)	0	(317)
Unrecognized actuarial gain (loss) on pension liability	0	0	(14)	0	(14)
Change in fair value of cash flow hedges	0	0	3,469	0	3,469
Gain (loss) on foreign currency translation	0	0	26,641	0	26,641

Total comprehensive income (loss)	(51,129)	22,355	76,665	0	47,891
Less: Total comprehensive income attributable to non-controlling interest	0	0	339	0	339

Total comprehensive income (loss) attributable to IGATE common shareholders	$(51,129)	$22,355	$76,326	$0	$47,552

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR SIX MONTHS ENDED JUNE 30, 2013

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net Income (loss) attributable to IGATE common shareholders	$(18,592)	$12,989	$54,849	$0	$49,246
Add: Non controlling interest	0	0	0	0	0
Other comprehensive income:
Change in fair value on marketable securities	0	0	(6,750)	0	(6,750)
Unrecognized actuarial gain (loss) on pension liability	0	0	570	0	570
Change in fair value of cash flow hedges	0	0	(3,935)	0	(3,935)
Gain (loss) on foreign currency translation	0	0	(72,007)	0	(72,007)

Total comprehensive income (loss)	(18,592)	12,989	(27,273)	0	(32,876)
Less: Total comprehensive income attributable to non controlling interest	0	0	0	0	0

Total comprehensive income (loss) attributable to IGATE common shareholders	$(18,592)	$12,989	$(27,273)	$0	$(32,876)

IGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR SIX MONTHS ENDED JUNE 30, 2014

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net income (loss)	$(34,316)	$22,355	$46,886	$0	$34,925
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	0	781	17,495	0	18,276
Stock-based compensation	0	2,825	4,991	0	7,816
Realized gain on investments	0	0	(7,540)	0	(7,540)
Deferred loss on settled derivatives	0	0	0	0	0
Provision (recovery) for doubtful debts	0	(1,104)	228	0	(876)
Deferred income taxes	0	0	783	0	783
Loss on extinguishment of debt	51,760	0	0	0	51,760
Amortization of debt issuance costs	2,297	0	1,247	0	3,544
Gain on sale of property and equipment	0	(26)	8	0	(18)
Deferred rent	0	60	483	0	543
Excess tax benefits related to stock option exercises	0	(2,707)	0	0	(2,707)
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenues	0	(30,276)	640	0	(29,636)
Inter-corporate current account	36,022	25,541	(61,563)	0	0
Prepaid expenses and other assets	0	(1,279)	(3,824)	0	(5,103)
Accounts payable	0	325	(870)	0	(545)
Accrued and other liabilities	(27,474)	5,600	(7,445)	0	(29,319)
Deferred revenue	0	1,172	289	0	1,461

Net cash flows provided by (used in) operating activities	28,289	23,267	(8,192)	0	43,364

Cash Flows From Investing Activities:
Purchase of property and equipment	0	(2,474)	(38,201)	0	(40,675)
Proceeds from sale of property and equipment	0	0	173	0	173
Purchase of available-for-sale investments	0	0	(332,350)	0	(332,350)
Proceeds from maturities and sale of available-for-sale investments	0	0	374,404	0	374,404
Inter-corporate loan	445,000	0	0	(445,000)	0
Restricted cash	0	0	0	0	0
Investment in subsidiaries	0	(155,190)	0	155,190	0
Purchase of non-controlling interests	0	0	0	0	0

Net cash flows provided by (used in) investing activities	445,000	(157,664)	4,026	(289,810)	1,552

Cash Flows From Financing Activities:
Payments on capital lease obligations	0	0	(236)	0	(236)
Proceeds from line of credit and term loans	0	0	0	0	0
Payments of line of credit and term loans	0	0	0	0	0
Payment of debt related costs	(41,385)	0	0	0	(41,385)
Payment of Senior Notes	(770,000)	0	0	0	(770,000)
Proceeds from Senior Notes	325,000	0	0	0	325,000
Release of restricted cash towards debt retirement	0	360,000	0	0	360,000
Proceeds from issuance of equity stock	0	155,067	123	(155,190)	0
Proceeds from exercise of stock options	10,389	(2,825)	(4,993)	0	2,571
Excess tax benefits related to stock option exercises	2,707	0	0	0	2,707
Inter-corporate loan	0	(445,000)	0	445,000	0

Net cash flows provided by (used in) financing activities	(473,289)	67,242	(5,106)	289,810	(121,343)

Effect of exchange rate changes	0	0	98	0	98

Net change in cash and cash equivalents	0	(67,155)	(9,174)	0	(76,329)
Cash and cash equivalents, beginning of period	0	82,497	122,339	0	204,836

Cash and cash equivalents, end of period	$0	$15,342	$113,165	$0	$128,507

IGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR SIX MONTHS ENDED JUNE 30, 2013

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net income (loss)	$(3,105)	$12,989	$54,849	$0	$64,733
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	0	634	17,232	0	17,866
Stock-based compensation	0	(878)	4,238	0	3,360
Realized gain on investments	0	0	(25,969)	0	(25,969)
Deferred loss on settled derivatives	0	0	(816)	0	(816)
Provision (recovery) for doubtful debts	0	(8)	(147)	0	(155)
Deferred income taxes	0	0	(168)	0	(168)
Loss on extinguishment of debt	0	0	0	0	0
Amortization of debt issuance costs	3,105	317	4,020	0	7,442
Gain on sale of property and equipment	0	0	(2,240)	0	(2,240)
Deferred rent	0	0	23	0	23
Excess tax benefits related to stock option exercises	0	(387)	0	0	(387)
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenues	0	1,771	(13,491)	0	(11,720)
Inter-corporate current account	(4,052)	(3,388)	7,440	0	0
Prepaid expenses and other assets	0	(1,817)	(7,320)	0	(9,137)
Accounts payable	0	(2,583)	2,599	0	16
Accrued and other liabilities	0	(2,404)	5,922	0	3,518
Deferred revenue	0	(1,735)	(1,867)	0	(3,602)

Net cash flows provided by (used in) operating activities	(4,052)	2,511	44,305	0	42,764

Cash Flows From Investing Activities:
Purchase of property and equipment	0	(635)	(16,528)	0	(17,163)
Proceeds from sale of property and equipment	0	0	2,536	0	2,536
Purchase of available-for-sale investments	0	0	(1,014,947)	0	(1,014,947)
Proceeds from maturities and sale of available-for-sale investments	0	0	1,254,207	0	1,254,207
Inter-corporate loan	0	0	0	0	0
Restricted cash	0	0	3,072	0	3,072
Investment in subsidiaries	0	(250)	250	0	0
Purchase of non-controlling interests	0	0	(23,651)	0	(23,651)

Net cash flows provided by (used in) investing activities	0	(885)	204,939	0	204,054

Cash Flows From Financing Activities:
Payments on capital lease obligations	0	0	(364)	0	(364)
Proceeds from line of credit and term loans	0	30,000	11,000	0	41,000
Payments of line of credit and term loans	0	(30,000)	(239,500)	0	(269,500)
Payment of debt related costs	0	0	(2,394)	0	(2,394)
Payment of Senior Notes	0	0	0	0	0
Proceeds from Senior Notes	0	0	0	0	0
Release of restricted cash towards debt retirement	0	0	0	0	0
Proceeds from issuance of equity stock	0	0	0	0	0
Proceeds from exercise of stock options	3,665	879	(3,840)	0	704
Excess tax benefits related to stock option exercises	387	0	0	0	387
Inter-corporate loan	0	0	0	0	0

Net cash flows provided by (used in) financing activities	4,052	879	(235,098)	0	(230,167)

Effect of exchange rate changes	0	0	2,807	0	2,807

Net change in cash and cash equivalents	0	2,505	16,953	0	19,458
Cash and cash equivalents, beginning of period	0	14,365	80,790	0	95,155

Cash and cash equivalents, end of period	$0	$16,870	$97,743	$0	$114,613

IGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

19.	Commitments and contingencies

Capital commitments

As of June 30, 2014, the Company has open purchase orders totaling $61.6 million towards construction of new facilities and purchase of property and equipment.

Bank guarantees

As of June 30, 2014, guarantees and letters of credit provided by banks on behalf of the Company’s subsidiaries, to customs authorities, customers and vendors for capital procurements amounted to $3.1 million. These guarantees and letters of credit have a remaining term of approximately one to five years.

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

IGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

20.	Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity is required to follow five steps which comprises of a) identifying the contract(s) with a customer; b) identifying the performance obligations in the contract; c) determining the transaction price; d) allocating the transaction price to the performance obligations in the contract and e) recognizing revenue when (or as) the entity satisfies a performance obligation. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, under either retrospective or retrospective with cumulative effect adoption. Early application is not permitted. The Company is currently assessing the potential effects of these changes to the consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12– “Stock Compensation – Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The ASU clarifies the proper method of accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The ASU is effective for annual and interim periods for fiscal years beginning on or after December 15, 2015. Entities can apply the amendment either a) prospectively to all awards granted or modified after the effective date or b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The ASU does not have an impact on the consolidated financial statements.

21.	Recently Adopted Accounting Pronouncements

In July 2013, the FASB issued an ASU No. 2013-11– “Income Taxes – Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forwards Exists” which provides that a liability related to an unrecognized tax benefit would be offset against a deferred tax asset for a net operating loss carry-forward, a similar tax loss or a tax credit carry-forward if such settlement is required or expected in the event the uncertain tax position is disallowed, which would require an entity to present the liability associated with an unrecognized tax benefit or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carry-forward, a similar tax loss or a tax credit carry-forward. The ASU also mentions that, to the extent a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The ASU is effective for annual and interim periods for fiscal years beginning on or after December 15, 2013. The Company has adopted this ASU effective January 1, 2014 and the adoption did not have a material impact on the Company’s condensed consolidated balance sheet or statement of income.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the statements in this Form 10-Q contain statements that are not historical facts and that constitute “forward-looking statements” within the meaning of such term under the Private Securities Litigation Reform Act of 1995. These forward-looking statements include our financial growth and liquidity projections as well as statements concerning our plans, strategies, intentions and beliefs concerning our business, cash flows, costs and the markets in which we operate. Without limiting the foregoing, the words “believe,” “anticipate,” “plan,” “expect” and similar expressions are intended to identify certain forward-looking statements. These forward-looking statements are based on information currently available to us, and we assume no obligation to update these statements as circumstances change. There are risks and uncertainties that could cause actual events to differ materially from these forward-looking statements. While we cannot predict all of the risks and uncertainties, they include, but are not limited to, our ability to predict our financial performance, the level of market demand for our services, the highly-competitive market for the types of services that we offer, the impact of competitive factors on profit margins, market conditions that could cause our customers to reduce their spending for our services, our ability to create, acquire and build new businesses and grow our existing businesses, our ability to attract and retain qualified personnel, our ability to reduce costs and conserve cash, currency fluctuations and market conditions in India and elsewhere around the world, changes in generally accepted accounting principles and/or their interpretation, our ability to satisfy or refinance our substantial indebtedness, our ability to comply with our debt covenants, increases to our borrowing costs and other risks that are described in more detail in our filings with the U.S. Securities and Exchange Commission (the “SEC”), including our Form 10-K (“Form 10-K”) for the year ended December 31, 2013 and in this Form 10-Q under Item 1 (A).

Unless otherwise indicated or the context otherwise requires, all references in this report to “IGATE”, the “Company”, “us”, “our”, or “we” are to IGATE Corporation, a Pennsylvania corporation, and its consolidated subsidiaries. IGATE Corporation, through its operating subsidiaries, is a worldwide provider of Information Technology (“IT”) and IT-enabled operations, and provides integrated technology and operations-based solutions to large and medium-sized organizations. These services include application development, application maintenance, business intelligence and analytics, cloud services, engineering design services, enterprise application solutions, enterprise mobility, infrastructure management services, product and engineering solutions, embedded systems, product verification and validation, verification and validation and business process outsourcing (“BPO”).

Website Access to SEC Reports

The Company’s website is http://www.igate.com. The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports are available free of charge on the Investors page of the Company’s website as soon as reasonably practicable after the reports are filed electronically with the SEC. The inclusion of our website address above and elsewhere in this quarterly report is, in each case, intended to be an inactive textual reference only and not an active hyperlink to our website. The information contained in, or that can be accessed through, our website is not part of this quarterly report.

Business Overview

We are a global leader in providing integrated technology and operations-based information technology solutions. We provide solutions to clients’ business challenges by leveraging our technology and process capabilities and offering productized applications and platforms that provide the necessary competitive and innovation edge to clients across industries, through a combination of speed, agility and imagination. We believe that these three attributes will be the key guiding principles for us to navigate our way to creating greater value for all our stakeholders.

We deliver a comprehensive range of solutions and services across multiple domains and industries including healthcare, life sciences, insurance, manufacturing, banking, financial services, business administrative services, data management services, product and engineering solutions, retail, consumer packaged goods, communications, energy, utility, media and entertainment. Our services include application development, application maintenance, business intelligence and analytics, cloud services, engineering design services, enterprise application solutions, enterprise mobility, infrastructure management services, product and engineering solutions embedded systems, product verification and validation, verification and validation and BPO.

We are the first “integrated technology and operations” (“ITOPS”) company. ITOPS is a business outcomes based model that adds certainty to our clients’ business. Through ITOPS, we enable our clients to optimize their business through a combination of process investment strategies, technology leverage, and business process outsourcing and provisioning. Our core proposition of integrating technology and customer processes in a proprietary way has conformed to the changing customer needs and the ITOPS framework has helped us align better with the new-age business challenges of corporations. Our ITOPS framework has helped us build solutions that address explicit client issues taking into account the market and industry context. We have also developed strong expertise in industry processes that enable us to drive more innovation and technology capabilities to solve business challenges.

We have adopted a global delivery model for providing varied and complex IT-enabled services to our global customers spread across multiple locations. With a global presence and world class delivery centers spanning across the Americas, EMEA and Asia-Pacific with 32,742 employees (consisting of 30,729 IT and IT-enabled service professionals and 2,013 individuals working in sales, recruiting, general and administrative roles, of which 26,933 employees were located at offshore premises and 5,809 employees were located at onsite premises) and 24 offices worldwide, we combine a single business management system with best industry practices, models and standards. We have tailored delivery models encompassing pure offshore, pure onsite, pure near-shore and blended models (onsite, near-shore, offshore) to meet the specific requirements of our clients.

In our pursuit to be a differentiated value provider to clients and better address their business imperatives, we rebranded our identity which is represented by a new logo, and renewed vision, mission and values. Our mission is to be an organization that strives for superior and predictable financial performance through focused and innovative execution excellence delivered by a team that believes in high performance and all through its journey, remains socially conscious.

We were founded in 1986. We are incorporated in Pennsylvania and our principal executive office is located at Bridgewater, New Jersey. We have operations in India, Canada, the United States, Belgium, Denmark, France, Finland, Germany, Ireland, Netherlands, Sweden, Switzerland, Luxemburg, Mexico, Hungary, Singapore, Malaysia, Japan, Australia, the United Arab Emirates, South Africa, China, Mauritius and the United Kingdom.

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

We service customers in a wide range of industries. Our largest customer is General Electric Company (“GE”), which accounted for approximately 16% of revenues for the three and six months ended June 30, 2014 and 13% of revenues for the three and six months ended June 30, 2013. Our second largest customer, Royal Bank of Canada (“RBC”), accounted for approximately 10% of revenues for the three and six months ended June 30, 2014 and 11% for the three and six months ended June 30, 2013. IGATE is a Global Preferred Partner of RBC.

Recent Developments

Redemption of the 9% Senior Notes due 2016

On April 22, 2014, the Company redeemed 9% Senior Notes due 2016, pursuant to a conditional notice of redemption which was delivered on March 20, 2014, to the holders thereof, calling for redemption of the entire outstanding $770 million aggregate principal amount of the Notes. The redemption was pursuant to the terms of the indenture (the “Indenture), dated as of April 29, 2011, by and among the Company, the Guarantors named therein and Wilmington Trust, National Association (as successor by merger to Wilmington Trust, FSB), as trustee, governing the Existing Notes. The redemption price was equal to 100% of the principal amount of the Notes plus the applicable premium, which was $806.3 million.

Issuance of New Senior Notes

On April 2, 2014, the Company completed the private placement of $325 million aggregate principal amount of 4.75% Senior Notes due 2019 (the “Notes”) to several initial purchasers. The Notes will mature on April 15, 2019, and bear interest at a rate of 4.75% per annum, payable semi-annually in cash in arrears on April 15 and October 15 of each year, beginning on October 15, 2014. The Notes are senior unsecured obligations of the Company and will be guaranteed by the Guarantors. The Notes will be redeemable, in whole or in part, at any time on or after April 15, 2016, at the redemption prices specified in an indenture (the “Indenture”), dated as of April 2, 2014, by and among the Company, IGATE Technologies Inc. (“ITI”), IGATE, Inc., IGATE Holding Corporation and the trustee, together with accrued and unpaid interest, if any, to the redemption date. At any time prior to April 15, 2016, the Company may redeem up to 40% of the aggregate principal amount of the Notes with the net cash proceeds from certain equity offerings at a redemption price equal to 104.75% of the principal amount thereof, together with accrued and unpaid interest, if any, to the redemption date. In addition, at any time prior to April 15, 2016, the Company may redeem the Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the Notes so redeemed, plus a “make whole” premium, together with accrued and unpaid interest, if any, to the redemption date. Upon the occurrence of a change of control triggering event specified in the Indenture, the Company must offer to purchase the Notes at a redemption price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase.

Reportable Financial Segments

The Company’s Chief Executive Officer, who is also the Chief Operating Decision Maker, has recently regrouped the organization into vertical-based business units to bring in more industry knowledge and solutions and increase the depth and accountability to the business. However, the Company does not prepare discrete financial information as per the requirements of ASC 280 and as a result segment information is not presented.

Critical Accounting Policies

Our condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as set forth in the Financial Accounting Standards Board’s Accounting Standards Codification (the “Codification”) and consider the various staff accounting bulletins and other applicable guidance issued by the SEC. GAAP, as set forth within the Codification, requires us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	Revenue Recognition.

•	Income Taxes.

•	Derivative Instruments and Hedging Activities.

•	Stock-based compensation.

•	Intangible assets.

During the six months ended June 30, 2014, there were no significant changes to our critical accounting policies and estimates. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2013 provides a more complete discussion of our critical accounting policies and estimates.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity is required to follow five steps which comprises of a) identifying the contract(s) with a customer; b) identifying the performance obligations in the contract; c) determining the transaction price; d) allocating the transaction price to the performance obligations in the contract and e) recognizing revenue when (or as) the entity satisfies a performance obligation. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, under either retrospective or retrospective with cumulative effect adoption. Early application is not permitted. The Company is currently assessing the potential effects of these changes to the consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12– “Stock Compensation – Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The ASU clarifies the proper method of accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The ASU is effective for annual and interim periods for fiscal years beginning on or after December 15, 2015. Entities can apply the amendment either a) prospectively to all awards granted or modified after the effective date or b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The ASU does not have an impact on the consolidated financial statements.

Results of Operations for the Three Months Ended June 30, 2014 as Compared to the Three Months Ended June 30, 2013 (dollars in thousands):

	Three Months Ended June 30,
	2014		2013		% change of amount from comparable period
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$311,745	100.0%	$283,268	100.0%	10.1%
Cost of revenues (a)	197,733	63.4	175,771	62.1	12.5

Gross margin	114,012	36.6	107,497	37.9	6.1
Selling, general and administrative expense	47,508	15.2	49,350	17.4	(3.7)
Depreciation and amortization	8,718	2.8	8,595	3.0	1.4

Income from operations	57,786	18.6	49,552	17.5	16.6
Interest expense	(12,196)	(3.9)	(24,112)	(8.5)	(49.4)
Foreign exchange gain, net	2,717	0.8	1,983	0.7	37.0
Loss on extinguishment of debt (b)	(51,760)	(16.6)	—	—	—
Other income	3,640	1.1	17,417	6.1	(79.1)

Income before income taxes	187	0.0	44,840	15.8	(99.6)
Income tax (benefit) expense (c)	(3,027)	(1.0)	14,867	5.2	—

Net income	3,214	1.0	29,973	10.6	(89.3)
Non-controlling interest (b)	98	0.0	—	—	—

Net income attributable to IGATE	3,116	1.0	29,973	10.6	(89.6)
Accretion to preferred stock	145	0.0	120	0.0	20.8
Preferred dividend	8,390	2.7	7,752	2.7	8.2

Net income (loss) attributable to IGATE common shareholders	$(5,419)	(1.7)%	$22,101	7.9%	(124.5)%

(a)	Cost of revenues is exclusive of depreciation and amortization.
(b)	As there is no amount in the previous period, the percent change from previous period is not computed.
(c)	As the effective tax rate is a better comparable measure, the percent change from comparable period is not computed.

Revenues

Revenues increased by 10.1% for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. The increase is directly attributable to the combination of increased business with our recurring customers by 7.6% and business with new customers by 3.5%, which was partly offset by the cessation of business with certain existing customers by 1.2%. In addition, the movement of the U.S. dollar (“USD”) as against various other currencies during the three months ended June 30, 2014 as compared to the corresponding period in the previous year had a favorable impact on our revenues by 0.2%.

Our top five customers accounted for 39.1% and 40.0% of the revenues for the three months ended June 30, 2014 and 2013, respectively. We continue to derive a significant portion of our revenues from our customers in the United States and Canada, which constitutes about 78.5% and 82.0% of revenue for the three months ended June 30, 2014 and 2013, respectively.

Revenues by Geography

The following table presents our consolidated domestic and international revenues as a percentage of consolidated revenues based on customer geography (in thousands):

	Three Months Ended June 30,
	2014		2013
	Amount	%	Amount	%
Revenues:
United States	$215,057	69.0	$202,190	71.4
Canada	29,702	9.5	30,064	10.6
EMEA (1)	48,857	15.7	33,885	12.0
Asia Pacific	18,129	5.8	17,129	6.0

Total revenues	$311,745	100.0	$283,268	100.0

(1)	Comprises of Europe, Middle East and African countries.

Revenue by verticals

The following table presents our consolidated revenues as a percentage of consolidated revenues based on customer business verticals (in thousands):

	Three Months Ended June 30,
	2014		2013
	Amount	%	Amount	%
Revenues:
Banking and financial services	$72,558	23.3	$59,375	21.0
Insurance	62,410	20.0	65,060	23.0
Healthcare and life sciences	28,120	9.0	27,176	9.6
Manufacturing	82,187	26.4	74,247	26.2
Retail and CPG	27,535	8.8	26,724	9.4
Services	38,935	12.5	30,686	10.8

Total revenues	$311,745	100.0	$283,268	100.0

The revenue mix by vertical for the three months ended June 30, 2014 as compared to 2013 changed marginally by increase in Banking and financial services by 2.3%, Services sector by 1.7% and a decrease in Insurance sector by 3.0%. The change in the mix in Banking and financial services sector is primarily due to the increased business from the existing customers. The change in the mix in Insurance sector is primarily on account of reduced business from the existing customers. The change in the mix in Services sector is primarily on account of new customers.

Revenue by project type

The following table presents our consolidated revenues as a percentage of consolidated revenues based on project type (in thousands):

	Three Months Ended June 30,
	2014		2013
	Amount	%	Amount	%
Revenues:
Fixed price	$209,214	67.1	$176,626	62.4
Time and material	102,531	32.9	106,642	37.6

Total revenues	$311,745	100.0	$283,268	100.0

The revenue mix by project type for the three months ended June 30, 2014 as compared to June 30, 2013 changed by an increase in fixed price projects by 4.7% which was predominantly on account of increased business from the existing customers and the new customers based on fixed price.

Gross margin

Our Gross margin percentage was 36.6% for the three months ended June 30, 2014, as compared to 37.9% for the three months ended June 30, 2013. The details of gross margin are as follows (in thousands):

Gross Margin Metrics:

	Three Months Ended June 30,
	2014	2013
Revenue	$311,745	$283,268
Cost of revenues:
Direct salary costs	170,869	148,229
Direct travel costs	6,340	8,488
Direct other costs	20,524	19,054

Gross Margin	$114,012	$107,497

As we conduct business through our globally integrated onsite and offshore delivery locations, primarily in India, the strengthening or weakening of the USD against other currencies, has a direct effect on our costs by reducing or increasing the cost of our services in offshore delivery centers which impacts our profitability.

During the three months ended June 30, 2014, the decrease in gross margin percentage was directly attributable to an increase in salaries and other costs directly associated with billable professionals, including payroll taxes by 3.2%, which was offset by a decrease in immigration costs including visa fees by 0.5%, insurance, travel and other related expenses by 0.1% and favorable movement of the USD against other currencies by 1.3%.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) include all costs that are not directly associated with revenue-generating activities. These include employee costs, corporate costs and facilities costs. Employee costs include selling, marketing and administrative salaries and related employee benefits and training costs. Corporate costs include costs such as marketing and advertisement expense, reorganization costs, legal, accounting and outside consulting fees. Facilities costs primarily include rent and communications costs. The SG&A expense details are as follows (in thousands):

	Three Months Ended June 30,
	2014	2013
Employee costs	$22,543	$22,009
Travel costs	2,925	2,822
Corporate costs:
- Marketing costs	2,464	1,080
- Legal costs	(236)	2,432
- Other corporate costs	6,935	9,506

Total Corporate costs	9,163	13,018
Facility costs	12,877	11,501

Selling, general and administrative expenses	$47,508	$49,350

Total SG&A expenses for the three months ended June 30, 2014 decreased by $1.8 million as compared to the three months ended June 30, 2013.

Employee costs increased by $0.5 million for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, resulting from an increase due to employee stock-based compensation expenses of $0.5 million.

Our corporate costs decreased by $3.9 million for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. Marketing costs increased by $1.4 million due to rebranding activity. Legal costs decreased by $2.7 million primarily due to decreased professional fees of $1.3 million related to ongoing general litigation matters and the Company also received from an insurance company a reimbursement of $1.3 million against the payment towards the claim brought against us by a former employee. Other corporate costs decreased by $2.6 million mainly due to a decrease in merger and reorganization expenses of $4.8 million incurred in connection with implementation of structural changes which was partly offset by $1.4 million increase in statutory payments, an increase in recovery of doubtful debts of $0.4 million and an increase in recruitment expenses by $0.5 million.

Facilities costs increased by $1.4 million for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. The increase was primarily on account of increase in rent and related expenses by $1.4 million.

Depreciation and amortization costs

Depreciation and amortization costs were 2.8% and 3.0% of revenue for the three months ended June 30, 2014 and 2013, respectively. Although, the costs decreased marginally as a percentage of revenue due to the higher revenue base in 2014 as compared to 2013, it marginally increased in absolute terms.

Operating income

Our operating margin (operating income as a percentage of revenue) was 18.6% and 17.5% for the three months ended June 30, 2014 and 2013, respectively. The increase was mainly due to increased business resulting in increased revenues thereby contributing to an increase in margins and a decrease in selling, general and administrative expenses.

Interest expense

Interest expenses were 3.9% and 8.5% of revenues for the three months ended June 30, 2014 and 2013, respectively. The details of interest expense are as follows (in thousands):

	Three Months Ended June 30,
	2014	2013
Interest on Senior Notes (including amortization of debt issuance costs)	$8,479	$18,910
Interest expense on line of credit and term loans (including amortization of debt issuance costs)	3,605	5,055
Interest on uncertain tax position	76	110
Other interest charges	36	37

	$12,196	$24,112

The decrease in interest expense was $11.9 million for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. The decrease during the current reporting period is primarily on account of lower interest on new Senior Notes at 4.75% as compared to the extinguished Senior Notes at 9%.

Foreign exchange gain, net

Foreign exchange gain was $2.7 million and $1.9 million for the three months ended June 30, 2014 and 2013, respectively.

We recognized foreign currency gain of $3.4 million and loss of $2.0 million on foreign exchange derivative contracts related to inter-company and end customer receivables and forecasted revenues for the three months ended June 30, 2014 and 2013, respectively.

We also recognized a foreign currency loss of $0.4 million on the re-measurement related to other monetary assets and liabilities and loss of $0.3 million on the re-measurement of the unsecured revolving working credit facility for the three months ended June 30, 2014, as compared to a gain of $8.6 million on the re-measurement of other monetary assets and liabilities, a loss of $4.6 million on the re-measurement of unsecured revolving working credit facility, a loss of $0.9 million on the re-measurement of escrow account balance and a gain of $0.8 million on re-measurement of redeemable non-controlling interest for the three months ended June 30, 2013.

Loss on extinguishment of debt

On April 22, 2014, pursuant to the “Optional Redemption” clause, as per the terms of the Indenture of Senior Notes due May 1, 2016, the Company redeemed 9.00% Senior Notes of $770 million together with a make whole premium of $36.3 million and charged the loss on extinguishment of $51.8 million (inclusive of unamortized debt issuance cost of $15.5 million) to earnings during the quarter. The Company redeemed the Senior Notes due by partly raising funds through the private placement of $325 million principal amount of 4.75% Senior Notes due April 15, 2019 (the “Notes”) to several initial purchasers. See Note 6 for more details on the new Notes.

Other income, net

Other income was 1.1% and 6.1% of revenues for the three months ended June 30, 2014 and 2013, respectively. The details of other income are as follows (in thousands):

	Three Months Ended June 30,
	2014	2013
Investment income	$2,432	$10,692
Interest income	189	577
Gain on sale of fixed assets	65	2,266
Forfeiture of vested stock options	—	3,005
Other	954	877

Other income, net	$3,640	$17,417

The decrease in other income is primarily due to the reduction in the investment income. Our investment base as of April 01, 2014 and 2013 was $162.2 million and $500.5 million, respectively.

The Company sold some of the lands located in India and realized a gain of $2.2 million for the three months ended June 30, 2013.

Interest received on tax refunds from tax authorities amounted to $0.3 million for the three months ended June 30, 2013. Additionally, other income for the three months ended June 30, 2013, includes approximately $3.0 million attributable to the forfeiture of vested stock options in connection with the termination of our former Chief Executive Officer.

Income taxes

Our effective tax rate (“ETR”) was (1618.7)% and 33.2% during the three months ended June 30, 2014 and 2013, respectively.

The Company recognized a tax benefit of $19.7 million during the three months ended June 30, 2014 related to the loss on extinguishment of debt of $51.8 million (inclusive of unamortized debt issuance cost of $15.5 million).

During the three months ended June 30, 2014, the Company released valuation allowance of $2.0 million pertaining to its subsidiary in U.K. jurisdiction. The Company weighed all evidences as of June 30, 2014 and determined that the positive evidences relating to the realizability of its deferred tax asset particularly the evidences that were objectively verifiable outweighed the negative evidences. The positive evidences as of June 30, 2014 that outweighed the negative evidences includes (i) three years cumulative income position; (ii) the strong positive trend in the subsidiary’s financial performance over four consecutive quarters; (iii) the forecasted income for 2014 and future taxable income; (iv) indefinite carry forward period of the net operating losses; and (v) improved trend in earnings and increased customer revenues from contracts entered in 2013 and new contracts entered in 2014. Accordingly, the Company concluded that it is more likely than not that the deferred tax assets will be realized and released the valuation allowance.

The impact of the above resulted in negative ETR during the three months ended June 30, 2014.

During the three months ended June 30, 2013, the company recorded a tax expense of $3.0 million as a result of increase in Indian statutory tax rate on the deferred tax liability as per the new legislation. The Company also recorded a discrete tax benefit of $3.7 million on account of merger of entities in India jurisdiction. This led to a net tax benefit of 0.7 million during the three months ended June 30, 2013. In addition, one of the divisions registered under SEZ scheme of the Indian entity has completed its first five years of 100% tax holiday and would be claiming 50% of tax holiday. This resulted in reduced SEZ benefits of $1.2 million for the three months ended June 30, 2013

Non-controlling interest

Post the approval of the merger scheme of IGATE Global Solutions Limited (“IGATE Global”) on May 10, 2013 by the High Court of Judicature at Mumbai approving the merger of IGATE Computer Systems Limited (“IGATE Computer”) with IGATE Global, shareholders of IGATE Computer who did not tender their shares during the exit period (until May 27, 2013) were issued IGATE Global shares in the ratio of five equity shares of IGATE Global for twenty two equity shares of IGATE Computer. As of June 30, 2013, the Company had no obligation to redeem the shares and accordingly the remaining redeemable non-controlling interest was reclassified to permanent equity. The shares held by general public as of June 30, 2014 represents approximately 0.5% of the outstanding share capital of IGATE Global.

For the three months ended June 30, 2014, we recorded $0.1 million share of profits and $0.1 million of accumulated other comprehensive income attributable to non-controlling interest.

Preferred dividend

On February 1, 2011, pursuant to the securities purchase agreement with Viscaria Limited dated January 10, 2011, we issued 210,000 shares of Series B Preferred Stock for a consideration of $210 million and an additional 120,000 shares were issued on May 9, 2011 for a consideration of $120 million. We have accrued for cumulative dividends of $8.4 million and $7.8 million at a rate of 8.00% per annum, compounded quarterly, for the three months ended June 30, 2014 and 2013, respectively.

Results of Operations for the Six Months Ended June 30, 2014 as Compared to the Six Months Ended June 30, 2013 (dollars in thousands):

	Six Months Ended June 30,
	2014		2013		% change of Amount from comparable period
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$613,951	100.0%	$558,186	100.0%	10.0%
Cost of revenues (a)	386,513	63.0	346,010	62.0	11.7

Gross margin	227,438	37.0	212,176	38.0	7.2
Selling, general and administrative expense	90,169	14.7	92,142	16.5	(2.1)
Depreciation and amortization	18,276	3.0	17,866	3.2	2.3

Income from operations	118,993	19.3	102,168	18.3	16.5
Interest expense	(35,825)	(5.8)	(46,769)	(8.4)	(23.4)
Foreign exchange gain, net	2,921	0.5	4,464	0.8	(34.6)
Loss on extinguishment of debt (b)	(51,760)	(8.4)	—	—	—
Other income	10,994	1.8	34,697	6.2	(68.3)

Income before income taxes	45,323	7.4	94,560	16.9	(52.1)
Income tax expense (c)	10,398	1.7	29,827	5.3	—

Net income	34,925	5.7	64,733	11.6	(46.0)
Non-controlling interest (b)	193	0.0	—	—	—

Net income attributable to IGATE	34,732	5.7	64,733	11.6	(46.3)
Accretion to preferred stock	284	0.1	235	0.0	20.9
Preferred dividend	16,529	2.7	15,252	2.7	8.4

Net income attributable to IGATE common shareholders	$17,919	2.9%	$49,246	8.9%	(63.6)%

(a)	Cost of revenues is exclusive of depreciation and amortization.
(b)	As there is no amount in the previous period, the percent change from previous period is not computed.
(c)	As the effective tax rate is a better comparable measure, the percent change from comparable period is not computed.

Revenues

Revenues increased by 10.0% for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. The increase is directly attributable to the combination of increased business with our recurring customers by 8.0% and business with new customers by 3.0%, which was partly offset by the cessation of business with certain existing customers by 0.7%. In addition, the movement of the USD as against various other currencies during the six months ended June 30, 2014 as compared to the corresponding period in the previous year had a net adverse impact on our revenues by 0.3%.

Our top five customers accounted for 38.8% and 39% of the revenues for the six months ended June 30, 2014 and 2013, respectively. We continue to derive a significant portion of our revenues from our customers in the United States and Canada, which constitutes about 78.0% and 81.2% of revenue for the six months ended June 30, 2014 and 2013, respectively.

Revenues by Geography

The following table presents our consolidated domestic and international revenues as a percentage of consolidated revenues based customer geography (in thousands):

	Six Months Ended June 30,
	2014		2013
	Amount	%	Amount	%
Revenues:
United States	$420,316	68.4	$393,992	70.6
Canada	58,916	9.6	59,085	10.6
EMEA (1)	98,681	16.1	68,723	12.3
Asia Pacific	36,038	5.9	36,386	6.5

Total revenues	$613,951	100.0	$558,186	100.0

(1)	Comprises of Europe, Middle East and African countries.

Revenue by verticals

The following table presents our consolidated revenues as a percentage of consolidated revenues based on customer business verticals (in thousands):

	Six Months Ended June 30,
	2014		2013
	Amount	%	Amount	%
Revenues:
Banking and financial services	$142,161	23.2	$120,427	21.6
Insurance	123,700	20.1	125,371	22.5
Healthcare and life sciences	55,466	9.0	54,957	9.8
Manufacturing	162,225	26.4	147,894	26.5
Retail and CPG	53,921	8.8	48,513	8.7
Services	76,478	12.5	61,024	10.9

Total revenues	$613,951	100.0	$558,186	100.0

The revenue mix by vertical for the six months ended June 30, 2014 as compared to 2013 changed marginally by increase in Banking and financial services by 1.6%, Services sector by 1.6% and a decrease in Insurance sector by 2.4%. The change in the mix in Banking and financial services sector is primarily due to the increased business from the existing customers. The change in the mix in Insurance sector is primarily on account of reduced business from the existing customers. The change in the mix in Services sector is primarily on account of new customers.

Revenue by project type

The following table presents our consolidated revenues as a percentage of consolidated revenues based on project type (in thousands):

	Six Months Ended June 30,
	2014		2013
	Amount	%	Amount	%
Revenues:
Fixed price	$411,688	67.1	$347,818	62.3
Time and material	202,263	32.9	210,368	37.7

Total revenues	$613,951	100.0	$558,186	100.0

The revenue mix by project type for the six months ended June 30, 2014 as compared to June 30, 2013 changed by an increase in fixed price projects by 4.8% which was predominantly on account of increased business from the existing customers and the new customers based on fixed price.

Gross margin

Our Gross margin percentage was 37.0% for the six months ended June 30, 2014, as compared to 38.0% for the six months ended June 30, 2013. The details of gross margin are as follows (in thousands):

Gross Margin Metrics:

	Six Months Ended June 30,
	2014	2013
Revenue	$613,951	$558,186

Cost of revenues:
Direct salary costs	322,630	288,624

Direct travel costs	21,018	21,100

Direct other costs	42,865	36,286

Gross Margin	$227,438	$212,176

As we conduct business through our globally integrated onsite and offshore delivery locations, primarily in India, the strengthening or weakening of the USD against other currencies, has a direct effect on our costs by reducing or increasing the cost of our services in offshore delivery centers which impacts our profitability.

During the six months ended June 30, 2014, the decrease in gross margin percentage was directly attributable to an increase in salaries, performance incentives and other costs directly associated with billable professionals, including payroll taxes by 3.3%, an increase in immigration costs including visa fees by 0.1%, which was offset by decrease in travel and other related expenses by 0.5% and favorable movement of the USD against the other currencies by 1.9%.

Selling, general and administrative expenses

SG&A include all costs that are not directly associated with revenue-generating activities. These include employee costs, corporate costs and facilities costs. Employee costs include selling, marketing and administrative salaries and related employee benefits and training costs. Corporate costs include costs such as marketing and advertisement expense, reorganization costs, legal, accounting and outside consulting fees. Facilities costs primarily include rent and communications costs. The SG&A expense details are as follows (in thousands):

	Six Months Ended June 30,
	2014	2013
Employee costs	$45,117	$42,499
Travel costs	5,779	6,063
Corporate costs:
- Marketing costs	3,846	3,788
- Legal costs	741	2,924
- Other corporate costs	10,601	14,069

Total Corporate costs	15,188	20,781
Facility costs	24,085	22,799

Selling, general and administrative expenses	$90,169	$92,142

Total SG&A expenses for the six months ended June 30, 2014 decreased by $2.0 million as compared to the six months ended June 30, 2013.

Employee costs increased by $2.6 million for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, resulting from an increase due to salary costs of $1.2 million and employee stock-based compensation expenses of $1.2 million.

Our corporate costs decreased by $5.6 million for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. Legal costs decreased by $2.2 million primarily due to decreased professional fees of $0.8 million related to ongoing general litigation matters and the Company also received from an insurance company a reimbursement of $1.3 million against the payment towards the claim brought against us by a former employee. Other corporate costs decreased by $3.5 million mainly due to decrease in merger and reorganization expenses of $5.2 million incurred in connection with implementation of structural changes, reversal of provision for doubtful debts by $0.7 million, professional and accounting fees by $0.3 million, which was partly offset by $1.2 million increase in statutory payments, and an increase in recruitment expenses by $0.7 million. The Company received a service tax refund of $0.9 million for the six months ended June 30, 2013, which was recognized in the earnings.

Facilities costs increased by $1.3 million for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. The increase was primarily on account of increase in rent and related expenses by $1.7 million, which was partly offset by a decrease in communication expenses by $0.4 million.

Depreciation and amortization costs

Depreciation and amortization costs were consistent at 3.0% and 3.2% of revenue for the six months ended June 30, 2014 and 2013, respectively.

Operating income

Our operating margin (operating income as a percentage of revenue) was 19.3% and 18.3% for the six months ended June 30, 2014 and 2013, respectively. The increase was mainly due to increased business resulting in increased revenues thereby contributing to an increase in margins and decrease in selling, general and administrative expenses.

Interest expense

Interest expenses were 5.8% and 8.4% of revenues for the six months ended June 30, 2014 and 2013, respectively. The details of interest expense are as follows (in thousands):

	Six Months Ended June 30,
	2014	2013
Interest on Senior Notes (including amortization of debt issuance costs)	$27,482	$37,755
Interest expense on line of credit and term loans (including amortization of debt issuance costs)	7,192	8,743
Interest on uncertain tax position	1,067	217
Other interest charges	84	54

	$35,825	$46,769

The decrease in interest expense was $10.9 million for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. The decrease is primarily on account of lower interest on new Senior Notes at 4.75% as compared to the extinguished Senior Notes at 9%.

Foreign exchange gain, net

Foreign exchange gain was $2.9 million and $4.5 million for the six months ended June 30, 2014 and 2013, respectively.

We recognized foreign currency gain of $4.1 million and $4.0 million on foreign exchange derivative contracts related to inter-company and end customer receivables and forecasted revenues for the six months ended June 30, 2014 and 2013, respectively.

We also recognized a foreign currency loss of $2.6 million on the re-measurement related to other monetary assets and liabilities and gain of $1.4 million on the re-measurement of the unsecured revolving working credit facility for the six months ended June 30, 2014, as compared to a gain of $4.9 million on the re-measurement of other monetary assets and liabilities, a loss of $3.9 million on the re-measurement of unsecured revolving working credit facility, a loss of $0.9 million on the re-measurement of escrow account balance and a gain of $0.4 million on re-measurement of redeemable non-controlling interest for the six months ended June 30, 2013.

Loss on extinguishment of debt

On April 22, 2014, pursuant to the “Optional Redemption” clause, as per the terms of the Indenture of Senior Notes due May 1, 2016, the Company redeemed 9.00% Senior Notes of $770 million together with a make whole premium of $36.3 million and charged the loss on extinguishment of $51.8 million (inclusive of unamortized debt issuance cost of $15.5 million) to earnings during the quarter. The Company redeemed the Senior Notes due by partly raising funds through the private placement of $325 million principal amount of 4.75% Senior Notes due April 15, 2019 (the “Notes”) to several initial purchasers. See Note 6 for more details on the new Notes.

Other income, net

Other income was 1.8% and 6.2% of revenues for the six months ended June 30, 2014 and 2013, respectively. The details of other income are as follows (in thousands):

	Six Months Ended June 30,
	2014	2013
Investment income	$7,540	$25,969
Interest income	1,814	2,281
Gain (loss) on sale of fixed assets	18	2,240
Forfeiture of vested stock options	—	3,005
Other	1,622	1,202

Other income, net	$10,994	$34,697

The decrease in other income is primarily due to the reduction in the investment income. Our investment base as of January 01, 2014 and 2013 was $181.4 million and $510.8 million, respectively.

The Company sold some of the lands located in India and realized a gain of $2.2 million for the six months ended June 30, 2013.

Interest received on tax refunds from tax authorities amounted to $0.6 million for the six months ended June 30, 2014 as compared to $1.9 million for the six months ended June 30, 2013. Interest received from one of the customers as part of the receivables settlement is $0.7 million for the six months ended June 30, 2014. Additionally, other income for the six months ended June 30, 2013, includes approximately $3.0 million attributable to the forfeiture of vested stock options in connection with the termination of our former Chief Executive Officer.

Income taxes

Our effective tax rate was 22.9% and 31.5% during the six months ended June 30, 2014 and 2013, respectively.

The Company recognized a tax benefit of $19.7 million during the six months ended June 30, 2014 related to the loss on extinguishment of debt of $51.8 million (inclusive of unamortized debt issuance cost of $15.5 million).

During the six months ended June 30, 2014 the Company released valuation allowance of $2.0 million pertaining to its subsidiary in U.K. jurisdiction. The Company weighed all evidences as of June 30, 2014 and determined that the positive evidences relating to the reliability of its deferred tax asset particularly the evidences that were objectively verifiable outweighed the negative evidences. The positive evidences as of June 30, 2014 that outweighed the negative evidences includes (i) three years cumulative income position; (ii) the strong positive trend in the subsidiary’s financial performance over four consecutive quarters; (iii) the forecasted income for 2014 and future taxable income; (iv) indefinite carry forward period of the net operating losses; and (v) improved trend in earnings and increased customer revenues from contracts entered in 2013 and new contracts entered in 2014. Accordingly, the Company concluded that it is more likely than not that the deferred tax assets will be realized and released the valuation allowance.

The impact of the above resulted in lower ETR during the six months ended June 30, 2014.

During the six months ended June 30, 2013, the Company recorded a tax expense of $3.0 million as a result of increase in Indian statutory tax rate on the deferred tax liability as per the new legislation. The Company also recorded a discrete tax benefit of $3.7 million on account of merger of entities in India jurisdiction. This led to a net tax benefit of 0.7 million for six months ended June 30, 2013. In addition, one of the divisions registered under SEZ scheme of the Indian entity has completed its first five years of 100% tax holiday and would be claiming 50% of tax holiday. This resulted in reduced SEZ benefits of $1.2 million for the six months ended June 30, 2013.

Non-controlling interest

Post the approval of the merger scheme of IGATE Global on May 10, 2013 by the High Court of Judicature at Mumbai approving the merger of IGATE Computer with IGATE Global, shareholders of IGATE Computer who did not tender their shares during the exit period (until May 27, 2013) were issued IGATE Global shares in the ratio of five equity shares of IGATE Global for twenty two equity shares of IGATE Computer. As of June 30, 2013, the Company had no obligation to redeem the shares and accordingly the remaining redeemable non-controlling interest was reclassified to permanent equity. The shares held by general public as of June 30, 2014 represents approximately 0.5% of the outstanding share capital of IGATE Global.

For the six months ended June 30, 2014, we recorded $0.2 million share of profits and $0.3 million of accumulated other comprehensive income attributable to non-controlling interest.

Preferred dividend

On February 1, 2011, pursuant to the securities purchase agreement with Viscaria Limited dated January 10, 2011, we issued 210,000 shares of Series B Preferred Stock for a consideration of $210 million and an additional 120,000 shares were issued on May 9, 2011 for a consideration of $120 million. We have accrued for cumulative dividends of $16.5 million and $15.3 million at a rate of 8.00% per annum, compounded quarterly, for the six months ended June 30, 2014 and 2013, respectively.

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

These non-GAAP measures are not in accordance with, or an alternative for measures prepared in accordance with, GAAP and may be different from non-GAAP measures used by other companies. In addition, these non-GAAP measures are not based on any comprehensive set of accounting rules or principles. Reconciliations of these non-GAAP measures to their comparable GAAP measures are included in the financial tables below.

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

The non-GAAP financial measures contained herein exclude the following items:

•	Amortization of intangible assets: Intangible assets primarily comprise of customer relationships. We incur charges relating to the amortization of these intangibles. These charges are included in our GAAP presentation of earnings from operations, operating margin, net income and diluted earnings per share. We exclude these charges for purposes of calculating these non-GAAP measures.

•	Stock-based compensation: Although stock-based compensation is an important component of the compensation of our employees and executives, determining the fair value of the stock-based instruments involves a high degree of judgment and estimation and the expense recorded may not reflect the actual value realized upon the future exercise or termination of the related stock-based awards. Furthermore, unlike cash compensation, the value of stock-based compensation is determined using a complex formula that incorporates factors, such as market volatility, that are beyond our control. Management believes it is useful to exclude stock-based compensation in order to better understand the long-term performance of our core business.

•	Foreign exchange (gain)/loss: From time to time, we recognize foreign currency losses on re-measurement of escrow account balance and foreign exchange gains on re-measurement of redeemable non-controlling interest liability. We believe that eliminating the non-capitalized items for purposes of calculating these non-GAAP measures facilitates a more meaningful evaluation of our current performance and comparisons to its past performance.

•	Delisting expenses: We voluntarily delisted the equity shares of our majority owned subsidiary, IGATE Computer from the National Stock Exchange of India Limited and the Bombay Stock Exchange Limited and the American Depository Shares from the New York Stock Exchange. Delisting is an infrequent activity and expenses incurred in connection therein are inconsistent in amount and are significantly impacted by the timing and nature of the delisting. We believe that eliminating these expenses for purposes of calculating these non-GAAP measures facilitates a more meaningful evaluation of our current operating performance and comparisons to its past operating performance.

•	Merger and reorganization expenses: We are merging and reorganizing our overseas subsidiaries and branches with a view to simplifying the corporate structure and have incurred legal and professional expenses in this connection. Merger and reorganization is an infrequent activity and expenses incurred in connection therein are inconsistent in amount and significantly impacted by the timing and nature of the reorganization. We believe that eliminating these expenses for purposes of calculating these non-GAAP measures facilitates a more meaningful evaluation of our current operating performance and comparisons to our past operating performance.

•	Preferred dividend and accretion to preferred stock: We have issued 8.00% Series B Preferred Stock. We also incurred issuance costs that have been netted against the proceeds received from the issuance of the Series B Preferred Stock. The Series B Preferred Stock is being accreted over a period of six years. Although, the effect of inclusion of equivalent units of common stock towards convertible participating preferred stock is anti-dilutive for GAAP purposes, the non-GAAP diluted earnings per share has been calculated assuming the conversion of all outstanding shares of preferred stock into equivalent units of common stock. We believe that eliminating these expenses as well as inclusion of equivalent units of common stock towards the preference shares to compute diluted earnings per share for purposes of calculating these non-GAAP measures facilitates a more meaningful evaluation of our current operating performance and comparisons to our past operating performance.

•	Loss on extinguishment of Debt: We have extinguished Debt prior to its scheduled maturity which has resulted in non-operating expenses which otherwise would not have been incurred. Debt extinguishment related charges that are excluded from GAAP earnings to determine non-GAAP earnings consist of the extinguishment premium paid as well as the write-off of unamortized debt issuance costs. These expenses are one-off and of a non-recurring nature and we believe that eliminating them for purposes of calculating these non-GAAP measures facilitates a more meaningful evaluation of our current operating performance and comparisons to our past operating performance.

From time to time in the future, there may be other items that we may exclude in presenting our financial results.

The table below presents a reconciliation of our non-GAAP financial measures to the most comparable GAAP measures for the three and six months ended June 30, 2014 and 2013, respectively (in thousands, except for per share data):

	Three months ended June 30		Six months ended June 30,
	2014	2013	2014	2013
GAAP Net Income attributable to IGATE common shareholders	$(5,419)	$22,101	$17,919	$49,246
Adjustments:
Preferred dividend and accretion to preferred stock	8,535	7,872	16,813	15,487
Amortization of Intangible assets	2,701	2,692	5,281	5,440
Stock-based compensation	3,519	3,240	7,816	6,365
Delisting expenses	0	—	0	93
Merger and reorganization expenses	0	4,845	130	5,264
Foreign exchange loss on acquisition hedging and re-measurement	0	88	0	489
Loss on extinguishment of debt	51,760	—	51,760	—
Forfeiture of vested stock options	—	(3,005)	—	(3,005)
Income tax adjustments	(21,574)	(3,327)	(23,817)	(5,008)

Non-GAAP Net income attributable to IGATE common shareholders	$39,522	$34,506	$75,902	$74,371

Basic EPS (GAAP) to Basic EPS (Non-GAAP):
BASIC EPS (GAAP)	$(0.07)	$0.29	$0.22	$0.65
Preferred dividend and accretion to preferred stock	0.11	0.10	0.21	0.20
Amortization of Intangible assets	0.03	0.04	0.07	0.08
Stock-based compensation	0.04	0.04	0.10	0.08
Delisting expenses	0.00	—	0.00	0.00
Merger and reorganization expenses	0.00	0.06	0.00	0.06
Foreign exchange loss on acquisition hedging and re-measurement	0.00	0.00	0.00	0.00
Loss on extinguishment of debt	0.65	—	0.65	—
Forfeiture of vested stock options	—	(0.04)	—	(0.04)
Income tax adjustments	(0.27)	(0.04)	(0.30)	(0.06)

BASIC EPS (Non-GAAP)	$0.49	$0.45	$0.95	$0.97

Diluted EPS (GAAP) to Diluted EPS (Non-GAAP):
Diluted EPS (GAAP)	$(0.07)	$0.28	$0.22	$0.62
Preferred dividend and accretion to preferred stock	0.11	0.10	0.21	0.20
Amortization of Intangible assets	0.03	0.04	0.06	0.08
Stock-based compensation	0.04	0.04	0.10	0.08
Delisting expenses	0.00	—	0.00	0.00
Merger and reorganization expenses	0.00	0.06	0.00	0.07
Foreign exchange loss on acquisition hedging and re-measurement	0.00	(0.00)	0.00	(0.00)
Loss on extinguishment of debt	0.63	—	0.63	—
Forfeiture of vested stock options	—	(0.04)	—	(0.04)
Income tax adjustments	(0.26)	(0.04)	(0.29)	(0.06)

Diluted EPS (Non-GAAP)	$0.48	$0.44	$0.93	$0.95

Weighted average shares outstanding, Basic	58,836	57,311	58,762	57,426
Add: Assumed preferred stock conversion	21,139	19,529	21,139	19,529

Non-GAAP weighted average shares outstanding, Basic	79,975	76,840	79,901	76,955

Weighted average dilutive common shares outstanding	60,692	58,899	60,619	59,086
Add: Assumed preferred stock conversion	21,139	19,529	21,139	19,529

Weighted average dilutive common equivalent shares outstanding	81,831	78,428	81,758	78,615

Non-GAAP Disclosure of Adjusted EBITDA

We present Adjusted EBITDA as a supplemental measure of our performance. We define Adjusted EBITDA as net income plus (i) depreciation and amortization, (ii) interest expense, (iii) income tax expense, minus (iv) other income, net plus (v) foreign exchange (gain)/loss, (vi) stock-based compensation (vii) delisting expenses (viii) loss on extinguishment of debt and (ix) merger and reorganization expenses. We eliminated the impact of the above as we do not consider them as indicative of our ongoing operating performance. These adjustments are itemized below. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

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

The table below presents Adjusted EBITDA for each of the three and six months ended June 30, 2014 and 2013, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net income	$3,214	$29,973	$34,925	$64,733
Adjustments:
Depreciation and amortization	8,718	8,595	18,276	17,866
Interest expenses	12,196	24,112	35,825	46,769
Income tax expense	(3,027)	14,867	10,398	29,827
Other income, net	(3,640)	(17,417)	(10,994)	(34,697)
Foreign exchange (gain)	(2,717)	(1,983)	(2,921)	(4,464)
Stock-based compensation	3,519	3,240	7,816	6,365
Loss on extinguishment of debt	51,760	—	51,760	—
Delisting expenses	—	—	—	93
Merger and reorganization expenses	—	4,845	130	5,264

Adjusted EBITDA (a non-GAAP measure)	$70,023	$66,232	$145,215	$131,756

The Company presents the non-GAAP financial measure Adjusted EBITDA because, management uses this measure to monitor and evaluate the performance of the business and believes that the presentation of this measure will enhance the investors’ ability to analyze trends in the business and evaluate our underlying performance relative to other companies in the industry.

Liquidity and Capital Resources

Our cash balances are held in numerous locations throughout the world, of which we hold approximately $247.5 million of cash, cash equivalents and short-term investments in our foreign subsidiaries as of June 30, 2014. Amounts held outside of the United States are utilized to support non-U.S. liquidity needs. Our ongoing cash flows and external borrowings in the United States are expected to be sufficient to meet our primary operating liquidity needs, in the United States, for at least twelve (12) months following this report.

We have provided for the United States federal tax liability on the post-acquisition and pre-merger earnings and profits of the former IGATE Computer (currently merged with IGATE Global), India. The Company intends to use the remaining accumulated and future earnings of merged entities as well as other foreign subsidiaries to expand operations outside the United States and accordingly, undistributed earnings and profits are deemed permanently reinvested. However, if our intent is to change and we elected to repatriate such undistributed foreign earnings back to United States, it could result in additional income tax payments in future years. We estimate the potential tax liability relating to the repatriation of such undistributed foreign earnings to be approximately $191.0 million as of June 30, 2014.

The following table summarizes the sources and uses of cash from our condensed consolidated statements of cash flow (in thousands):

	Six Months Ended June 30,
	2014	2013
Net cash provided by operating activities	$43,364	$42,764
Net cash provided by investing activities	1,552	204,054
Net cash used in financing activities	(121,343)	(230,167)
Effect of exchange rate changes	98	2,807

Net change in cash and cash equivalents	$(76,329)	$19,458

Cash from Operations

Our largest source of operating cash flows is cash collections from our customers for different information technology services we render under various Statements of Work. Our primary uses of cash from operating activities are for personnel related expenditures, leased facilities and taxes.

Net cash provided by operating activities increased by $0.6 million for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013, primarily due to lower net income which was adjusted for higher non-cash charges such as depreciation, amortization of intangible assets, amortization of debt issuance costs and stock-based compensation which was partially offset by increases in accounts receivable and unbilled revenues resulting from an increased business.

Investing Activities

Cash provided by investing activities for the six months ended June 30, 2014 was $1.6 million as compared to $204.1 million for the six months ended June 30, 2013.

Our investment portfolio and other investments decreased by $42.1 million for the six months ended June 30, 2014 as compared to $239.3 million for the six months ended June 30, 2013. Our investment portfolio decreased during the previous reporting period as we redeemed investments to repay term loan facility.

During the six months ended June 30, 2013, $23.7 million was used to purchase 2.5 million shares of IGATE Computer and released the restricted cash of $3.07 million on utilization of the same.

Capital expenditures were $40.7 million and $17.2 million for the six months ended June 30, 2014 and 2013, respectively. Significant portions of the capital expenditures were due to the expansion of our campus facilities located in our Indian centers.

Financing Activities

Cash used in financing activities was $121.3 million for the six months ended June 30, 2014 as compared to $230.2 million for the six months ended June 30, 2013.

The net proceeds from the exercise of employee stock options were $5.3 million and $1.1 million for the six months ended June 30, 2014 and 2013, respectively.

The cash used in financing activities during the six months ended June 30, 2014, was primarily due to the repayment of 9% Senior Notes of $770 million together with a make whole premium of $36.3 million on April 22, 2014. We used our restricted cash of $360 million towards the repayment of the Senior Notes. On April 2, 2014, we completed the private placement of $325 million aggregate principal amount of the 4.75% Senior Notes due April 15, 2019, on which we paid debt issuance cost of $5.1 million.

The cash used in financing activities during the six months ended June 30, 2013, was primarily due to the net repayment of outstanding term loan amounting to $228.5 million. We also incurred a payment of debt related cost of $2.4 million. We took a term loan of $6.0 million from DBS Bank Ltd., and also availed a revolving credit facility of $35.0 million.

Our primary future cash requirements will be to fund working capital, debt service, capital expenditures, and benefit obligations. In addition to our working capital requirements, we expect our primary cash requirements for 2014 to be as follows:

•	Debt service— We expect to make payments of approximately $12.8 million during the remaining of 2014 for interest associated with Senior Notes and bank borrowings.

•	Capital expenditures— We expect to spend approximately $75.9 million for new and existing facility expansion and new hardware and software during the remaining of 2014. Of this, we have open purchase obligations of $61.6 million towards construction of new facilities and purchase of property and equipment. We will fund all capital expenditures through a combination of available cash reserves and short term investments and expect to fund the costs of future expansion through our net cash flows provided by operations.

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

Future Sources of Liquidity

We expect our primary source of cash to be positive net cash flows provided by operating activities. Further, we continue to focus on cost reductions and have initiated steps to reduce overhead and provide cash savings.

The Company currently has two revolving credit facilities providing for borrowings of up to an aggregate of $120 million subject to certain contractual limitations. As of June 30, 2014, we had borrowed $52 million under the revolving credit facilities. Both revolving credit facilities include other conditions that, if not complied with, could restrict our availability to borrow.

The Indenture governing our Senior Notes and our credit agreements contain various covenants which are subject to a number of limitations and exceptions. The Indenture governing the Notes requires us to comply with a Consolidated Total Leverage Ratio, Consolidated Total Secured Leverage Ratio and a Fixed Charge Coverage Ratio when certain events occur. These ratios are based on what we refer to as “Adjusted EBITDA”, which is defined under “Use of non-GAAP Financial Measures” in this Form 10 Q. Non-compliance with such covenants could affect our liquidity. We are currently in compliance with all covenants associated with our borrowings. The specific covenants and related definitions can be found in the Indenture and credit agreements, each of which are filed with the SEC.

For more information on the revolving credit facilities and the restrictions on borrowing there under, including information on the covenants, please refer to Note 4, Line of Credit, Note 5, Term Loans and Note 6, Senior Notes, to our unaudited condensed consolidated financial statements included in this Form 10-Q.

In order to meet our cash needs we may, from time to time borrow under our credit facilities or issue long term or short-term debt or equity, if the market and our credit facilities and the Indenture governing our Notes permit us to do so. For more information on the income tax consequences of the repatriation of the earnings of our foreign subsidiaries, please refer to the disclosure provided in Liquidity and Capital Resources included in this Form 10 Q. We regularly evaluate market conditions, our liquidity profile, and various financing alternatives for opportunities to enhance our capital structure.

Based on past performance and current expectations, we expect our existing cash, cash equivalents and short-term investments of $279.4 million as of June 30, 2014, and our ongoing cash flows, external borrowings or foreign earnings that are not deemed permanently reinvested, to be sufficient to meet our operating liquidity requirements described above for at least the twelve (12) months following this report.

Debt Service Obligations

As of June, 30, 2014, principal payments due under our indebtedness were $737 million, excluding capital lease obligations of $1.4 million. Our interest expense (excluding amortization) for the three and six months ended June 30, 2014 was $10.9 million and $31.2 million, respectively.

Our leverage requires that a substantial portion of our cash flows from operations be dedicated to the payment of principal and interest on our indebtedness. We continually monitor our exposure to the risk of increased interest rates as portions of our borrowings under our credit facilities are at variable rates of interest.

The Company has made all scheduled payments timely under the indentures governing its extinguished Senior Notes and the new Senior Notes, and the revolving credit facilities.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Factors

Market risk factors associated with our business are discussed in Item 7A in our Form 10-K for the year ended December 31, 2013. There have been no material changes from the market risk factors previously disclosed in the Form 10-K.

Effect of Hypothetical Currency Rate Fluctuations

Our primary net foreign currency exposure is the INR. The fair value of foreign exchange contracts is subject to changes in foreign currency exchange rates.

As of June 30, 2014, the potential gain or loss in the fair value of our outstanding foreign exchange derivative contracts assuming hypothetical 10%, 5%, 2% and 1% fluctuations in currency rates would be approximately:

	Valuation given X% decrease In INR / USD rate				Fair Value as of June 30, 2014	Valuation given X% increase in INR / USD rate
	(10%)	(5%)	(2%)	(1%)		1%	2%	5%	10%
INR to USD Rate	54.16	57.17	58.98	59.58	60.18	60.78	61.38	63.19	66.20
Derivative Instruments	$26.5	$15.3	$9.1	$7.1	$5.2	$3.3	$1.4	$(4.0)	$(12.3)

Seasonality

Our operations are generally not affected by seasonal fluctuations. However, our consultants’ billable hours are affected by national holidays and vacation policies, which vary by country and by operating company.

Economic Trends and Outlook

According to Gartner Inc. (Source: Gartner Forecast Alert: IT Spending, Worldwide, 2Q14 Update, ID Number: G00264193), an IT research and advisory company, the IT Services industry worldwide IT spending is forecasted to total $967 billion in 2014, a 3.8% growth from 2013 spending of nearly $932 billion.

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

The global economic recovery continues and modest growth in IT spending is expected. However, uncertainties surrounding the prospects for an upturn in global economic growth remain major hindrances to IT growth. This uncertainty has caused pessimistic business and consumer sentiment throughout the world. The economy is experiencing a reduction in IT outsourcing specifically in collocation, hosting and data center outsourcing. The industry is aggressively pursuing innovations, by increasingly planning growth around cloud computing services that it expects to stimulate demand beyond such modest growth. Besides organic growth, industry players are also aggressively pursuing mergers and acquisitions to stimulate growth. We believe that our business model is somewhat diversified, both geographically and operationally as we serve both IT and IT-enabled solutions. We believe our strategy of a global delivery model positions us well to provide a greater breadth of services, expertise and solutions in catering to market needs and opportunities.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon, and as of the date of this evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In April 2014, we sold 4.75% Senior Notes (the “Notes”) due 2019 amounting to $325 million through private placement, which together with term loan proceeds of $360 million from a consortium of banks, cash generated by the operations of the Company was used to redeem the entire outstanding existing Senior Notes of $770 million. Despite extinguishment of Senior Notes of $770 million in April, 2014, as of June 30, 2014, the Company still has a substantial amount of indebtedness which could have a material impact on our business and would make it more difficult for us to satisfy our obligations with respect to the outstanding debt; limit our ability to borrow additional funds, or to sell assets to raise funds, if needed, for working capital, capital expenditures, acquisitions or other purposes; increase our vulnerability to adverse economic and industry conditions; require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations, future business opportunities or other purposes, such as funding our working capital and capital expenditures; limit our flexibility in planning for, or reacting to, changes in the business and industry in which we operate; limit our ability to service our indebtedness; place us at a competitive disadvantage compared to any less leveraged competitors; and prevent us from raising the funds necessary to repurchase all notes tendered to us upon the occurrence of certain changes of control, which failure to repurchase would constitute a default under the Indenture and debt agreements.

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

All liabilities of any of our existing and future subsidiaries that do not guarantee the Notes will be structurally senior to the Notes to the extent of the value of the assets of such non-guarantor subsidiaries. Accordingly, claims by holders of the Notes will be structurally subordinate to the claims of creditors of such non-guarantor subsidiaries, including trade creditors. All obligations of our non-guarantor subsidiaries will have to be satisfied before any of the assets of such subsidiaries would be available for distribution, upon liquidation or otherwise, to us or a guarantor of the Notes.

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

IGATE is committed to establish itself as climate responsible organization which conducts its business in a sustainable fashion so as to optimize resources and energy utilization. We ultimately wish to achieve carbon neutrality and position ourselves on a low carbon growth path. As the first step of preparing our action plan for climate change mitigation, we have undertaken a carbon footprint estimation study that determines the GHG inventory covering all of our facilities. In 2008, we began estimating our carbon footprint and GHG emissions. For 2008, our overall GHG inventory stood at 28,434 tCO2 and the GHG emission intensity was 4.23 tCO2/ employee. For the period of January, 2011 to June, 2012, our estimated carbon footprint stood at 1,17,417 tCO2 and carbon intensity stands at 3.29 tCO2/ employee. Currently, our carbon intensity stands at 2.85 tCO2/ employee. This represents a decrease and may be attributable to the various GHG emission mitigations practices, including a certification and energy efficiency improvement programs we adopted.

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

ITEM 6.	EXHIBITS

(a)	Exhibits

3.1	Third Amended and Restated Articles of Incorporation of IGATE, dated May 5, 2011, is incorporated by reference to Exhibit 3.1 to IGATE’s Form 8-K, filed on May 11, 2011.

3.2	Amended and Restated Bylaws of IGATE are incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q, filed on August 14, 2000.

3.3	Statement with Respect to Shares—8% Series B Convertible Participating Preferred Stock, no par value per share, is incorporated by reference to Exhibit 3.1 to IGATE’s Form 8-K, filed on February 4, 2011.

4.1	Indenture, dated April 2, 2014, by and among IGATE, IGATE Technologies, Inc., IGATE, Inc. and IGATE Holding Corporation and Wilmington Trust, National Association is incorporated by reference to Exhibit 4.1 to IGATE’s Form 8-K, filed on April 7, 2014.

4.2	Registration Rights Agreement, by and among IGATE Corporation, IGATE Technologies Inc., IGATE, Inc., IGATE Holding Corporation and RBC Capital Markets, LLC as the representative of the initial purchasers named in Schedule I thereto, dated April 2, 2014, is incorporated by reference to Exhibit 4.2 to IGATE’s Form 8-K, filed on April 7, 2014.

10.1	Syndication and Amendment Agreement (relating to Facilities Agreement, dated November 22, 2013 and incorporated by reference to Exhibit 10.1 to IGATE’s Form 8-K, filed on November 25, 2013), dated April 16, 2014, for Pan-Asia iGATE Solutions arranged by DBS Bank Ltd., Deutsche Bank AG, Singapore Branch, ING Bank N.V. and Standard Chartered Bank with ING Bank N.V., Singapore Branch acting as Security Agent, is filed herewith.

10.2	Form of Accession Deed (relating to Facilities Agreement, dated November 22, 2013 and incorporated by reference to Exhibit 10.1 to IGATE’s Form 8-K, filed on November 25, 2013), dated April 2014, to ING Bank N.V., Singapore Branch, as agent and security agent, from IGATE Computer Systems (U.K.) Limited and Pan-Asia iGATE Solutions, is filed herewith.

10.3	Form of Accession Deed (relating to Facilities Agreement, dated November 22, 2013 and incorporated by reference to Exhibit 10.1 to IGATE’s Form 8-K, filed on November 25, 2013), dated May 2014, to ING Bank N.V., Singapore Branch, as agent and security agent, from IGATE Technology Inc. (Canada) and Pan-Asia iGATE Solutions, is filed herewith.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer is filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer is filed herewith.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IGATE CORPORATION

July 28, 2014	/S/ ASHOK VEMURI
Ashok Vemuri
President, Chief Executive Officer and Director

/S/ SUJIT SIRCAR
Sujit Sircar
Chief Financial Officer

EXHIBIT INDEX

3.1	Third Amended and Restated Articles of Incorporation of IGATE, dated May 5, 2011, is incorporated by reference to Exhibit 3.1 to IGATE’s Form 8-K, filed on May 11, 2011.

3.2	Amended and Restated Bylaws of IGATE are incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q, filed on August 14, 2000.

3.3	Statement with Respect to Shares—8% Series B Convertible Participating Preferred Stock, no par value per share, is incorporated by reference to Exhibit 3.1 to IGATE’s Form 8-K, filed on February 4, 2011.

4.1	Indenture, dated April 2, 2014, by and among IGATE, IGATE Technologies, Inc., IGATE, Inc. and IGATE Holding Corporation and Wilmington Trust, National Association is incorporated by reference to Exhibit 4.1 to IGATE’s Form 8-K, filed on April 7, 2014.

4.2	Registration Rights Agreement, by and among IGATE Corporation, IGATE Technologies Inc., IGATE, Inc., IGATE Holding Corporation and RBC Capital Markets, LLC as the representative of the initial purchasers named in Schedule I thereto, dated April 2, 2014, is incorporated by reference to Exhibit 4.2 to IGATE’s Form 8-K, filed on April 7, 2014.

10.1	Syndication and Amendment Agreement (relating to Facilities Agreement, dated November 22, 2013 and incorporated by reference to Exhibit 10.1 to IGATE’s Form 8-K, filed on November 25, 2013), dated April 16, 2014, for Pan-Asia iGATE Solutions arranged by DBS Bank Ltd., Deutsche Bank AG, Singapore Branch, ING Bank N.V. and Standard Chartered Bank with ING Bank N.V., Singapore Branch acting as Security Agent, is filed herewith.

10.2	Form of Accession Deed (relating to Facilities Agreement, dated November 22, 2013 and incorporated by reference to Exhibit 10.1 to IGATE’s Form 8-K, filed on November 25, 2013), dated April 2014, to ING Bank N.V., Singapore Branch, as agent and security agent, from IGATE Computer Systems (U.K.) Limited and Pan-Asia iGATE Solutions, is filed herewith.

10.3	Form of Accession Deed (relating to Facilities Agreement, dated November 22, 2013 and incorporated by reference to Exhibit 10.1 to IGATE’s Form 8-K, filed on November 25, 2013), dated May 2014, to ING Bank N.V., Singapore Branch, as agent and security agent, from IGATE Technology Inc. (Canada) and Pan-Asia iGATE Solutions, is filed herewith.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer is filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer is filed herewith.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.