Form 10-Q
period 2014-09-30
IGATE CORP
filed 2014-10-22
CIK 1024732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding as of October 16, 2014 was 59,050,607.

IGATE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2014

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

IGATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues(1)	$322,774	$293,406	$936,725	$851,592
Cost of revenues (exclusive of depreciation and amortization)	208,801	172,063	595,314	518,073

Gross margin	113,973	121,343	341,411	333,519
Selling, general and administrative expense	49,934	46,862	140,103	139,004
Depreciation and amortization	9,384	8,439	27,660	26,305

Income from operations	54,655	66,042	173,648	168,210
Interest expense	(7,492)	(20,256)	(43,317)	(67,025)
Foreign exchange gain (loss), net	3,169	(4,372)	6,090	92
Loss on extinguishment of debt	0	0	(51,760)	0
Other income, net	4,153	5,213	15,147	39,910

Income before income taxes	54,485	46,627	99,808	141,187
Income tax expense	17,088	14,634	27,486	44,461

Net income	37,397	31,993	72,322	96,726
Non-controlling interest	89	97	282	97

Net income attributable to IGATE Corporation	37,308	31,896	72,040	96,629
Accretion to preferred stock	152	126	436	361
Preferred dividend	8,653	7,994	25,182	23,246

Net income attributable to IGATE common shareholders	$28,503	$23,776	$46,422	$73,022

Basic earnings per share:
Common Stock	$0.35	$0.30	$0.58	$0.94
Unvested restricted stock	$0.00	$0.30	$0.00	$0.93
Series B Preferred Stock	$0.75	$0.70	$1.75	$2.10
Diluted earnings per share	$0.34	$0.30	$0.56	$0.91

1. Includes the following related party amounts:
Revenues	$6,791	$2,773	$19,885	$5,343

See accompanying notes.

IGATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income attributable to IGATE common shareholders	$28,503	$23,776	$46,422	$73,022
Add: Non-controlling interest	89	97	282	97
Other comprehensive income:
Change in fair value of marketable securities	(1,161)	(336)	(1,478)	(7,086)
Unrecognized actuarial gain on pension liability	132	293	118	863
Change in fair value of cash flow hedges	(861)	(1,482)	2,608	(5,417)
Loss on foreign currency translation	(28,290)	(48,269)	(1,649)	(120,276)

Total comprehensive income (loss)	(1,588)	(25,921)	46,303	(58,797)
Less: Total comprehensive income (loss) attributable to non-controlling interest	(129)	(1,890)	210	(1,890)

Total comprehensive income (loss) attributable to IGATE common shareholders	$(1,459)	$(24,031)	$46,093	$(56,907)

See accompanying notes.

IGATE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	September 30, 2014 (Unaudited)	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$130,204	$204,836
Restricted cash	0	360,000
Short-term investments	32,754	181,401
Accounts receivable, net of allowances for doubtful accounts of $3,115 and $4,103, as of September 30, 2014 and December 31, 2013, respectively	165,837	157,905
Unbilled revenues	79,457	61,424
Prepaid expenses and other current assets	43,624	44,492
Prepaid income taxes	13,248	838
Deferred tax assets	3,875	10,235
Foreign exchange derivative contracts	4,912	836
Receivable from related parties	5,954	4,046

Total current assets	479,865	1,026,013

Deposits and other assets	20,293	24,930
Prepaid income taxes	32,138	32,160
Property and equipment, net of accumulated depreciation of $124,890 and $108,084, as of September 30, 2014 and December 31, 2013, respectively	220,964	165,581
Leasehold land	75,603	76,732
Deferred tax assets	15,281	15,153
Goodwill	439,175	438,891
Intangible assets, net	111,398	119,262

Total assets	$1,394,717	$1,898,722

LIABILITIES, PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,208	$9,268
Line of credit	52,000	52,000
Senior Notes	0	360,000
Term loans	0	90,000
Accrued payroll and related costs	45,798	57,093
Other accrued liabilities	66,098	79,785
Accrued income taxes	3,861	5,802
Foreign exchange derivative contracts	1,159	909
Deferred revenue	18,406	17,776

Total current liabilities	197,530	672,633
Other long-term liabilities	6,185	3,532
Senior Notes	325,000	410,000
Term loans	234,000	270,000
Accrued income taxes	18,261	13,936
Deferred tax liabilities	35,261	41,717

Total liabilities	816,237	1,411,818

Commitments and Contingencies (Note 19)
Series B Preferred stock, without par value: 480,000 shares authorized; 330,000 shares issued and outstanding	435,989	410,371
IGATE Corporation shareholders’ equity:
Preferred shares, without par value: 19,520,000 shares authorized; 1 share held in treasury	0	0
Common shares, par value $0.01 per share:
700,000,000 shares authorized; 60,019,143 and 59,428,151 shares issued; 59,029,041 and 58,438,049 shares outstanding as of September 30, 2014 and December 31, 2013, respectively	600	594
Common shares held in treasury, at cost, 990,102 shares	(14,714)	(14,714)
Additional paid-in capital	225,147	204,143
Retained earnings	315,172	268,750
Accumulated other comprehensive loss	(387,444)	(387,115)

Total IGATE Corporation shareholders’ equity	138,761	71,658
Non-controlling interest	3,730	4,875

Total equity	142,491	76,533

Total liabilities, preferred stock and shareholders’ equity	$1,394,717	$1,898,722

See accompanying notes.

IGATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months ended September 30,
	2014	2013
Cash Flows From Operating Activities:
Net income	$72,322	$96,726
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	27,660	26,305
Stock-based compensation	12,423	7,238
Realized gain on investments	(10,995)	(30,057)
Deferred loss on settled derivatives	0	(1,066)
Provision (recovery) for doubtful debts	(551)	154
Deferred income taxes	(341)	(467)
Loss on extinguishment of debt	51,760	0
Amortization of debt issuance costs	4,406	9,209
Gain on sale of property and equipment	(82)	(2,248)
Deferred rent	946	198
Excess tax benefits related to stock option exercises	(3,101)	(463)
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenue	(29,955)	(4,164)
Prepaid expenses and other assets	(9,275)	(10,389)
Accounts payable	(330)	458
Accrued and other liabilities	(31,247)	39,270
Deferred revenue	904	(2,411)

Net cash flows provided by operating activities	84,544	128,293

Cash Flows From Investing Activities:
Purchase of property and equipment	(70,870)	(24,230)
Proceeds from sale of property and equipment	257	2,574
Purchase of available-for-sale investments	(421,377)	(1,188,835)
Proceeds from maturities and sale of available-for-sale investments	581,196	1,372,990
Restricted cash	0	3,072
Purchase of non-controlling interests	(328)	(23,651)

Net cash flows provided by investing activities	88,878	141,920

Cash Flows From Financing Activities:
Payments on capital lease obligations	(366)	(450)
Payment of line of credit and term loans	(126,000)	(287,000)
Proceeds from line of credit and term loans	0	41,000
Payment of Senior Notes	(770,000)	0
Proceeds from Senior Notes	325,000	0
Payment of debt related costs	(41,530)	(2,394)
Release of restricted cash towards debt retirement	360,000	0
Proceeds from exercise of stock options	4,458	3,625
Excess tax benefits related to stock option exercises	3,101	463

Net cash flows (used in) financing activities	(245,337)	(244,756)

Effect of exchange rate changes	(2,717)	21,367

Net change in cash and cash equivalents	(74,632)	46,824
Cash and cash equivalents, beginning of period	204,836	95,155

Cash and cash equivalents, end of period	$130,204	$141,979

See accompanying notes.

IGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

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

The accompanying balance sheet and financial information as of December 31, 2013 is derived from audited financial statements but does not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2013.

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

2. Goodwill and Intangible Assets

The changes in the carrying value of goodwill for the nine months ended September 30, 2014 are as follows (in thousands):

Amount
Goodwill as of December 31, 2013	$438,891
Foreign currency translation effect	284

Goodwill as of September 30, 2014	$439,175

IGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

The following describes changes in the carrying value of intangibles for the nine months ended September 30, 2014 (in thousands):

Amount
Intangible assets as of December 31, 2013	$119,262
Foreign currency translation effect	132
Amortization	(7,996)

Intangible assets as of September 30, 2014	$111,398

As of September 30, 2014, intangible assets were comprised of the following (in thousands):

Amount
Customer relationships	$189,844
Intellectual property rights	9,400
Foreign currency translation adjustments	(49,017)
Accumulated Amortization	(38,829)

Intangible assets as of September 30, 2014	$111,398

As of September 30, 2014 and December 31, 2013, accumulated amortization expense related to Intellectual property rights amounted to $5.3 million and $4.1 million, respectively, and Customer relationships amounted to $33.5 million and $26.7 million, respectively. Intangible assets are amortized over the remaining weighted average period of 11.3 years. Intellectual property rights are amortized over a weighted average period of 2.7 years. Customer relationship is amortized over its remaining useful life of 11.6 years.

Amortization expenses related to identifiable intangible assets were $2.7 million and $2.5 million for the three months ended September 30, 2014 and 2013, respectively and $8.0 million and $7.9 million for the nine months ended September 30, 2014 and 2013, respectively. Future estimated annual amortization is as follows (in thousands):

Amount
Remainder of 2014	$2,654
2015	$10,938
2016	$11,308
2017	$10,891
2018	$10,070

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

SEPTEMBER 30, 2014

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

The Company incurred issuance costs amounting to $3.4 million which have been netted off against the proceeds received from the issuance of Series B Preferred Stock. The Series B Preferred Stock is being accreted over a period of six years. The amount accreted totaled $0.1 million for each of the three months ended September 30, 2014 and 2013 and $0.4 million for each of the nine months ended September 30, 2014 and 2013. As of September 30, 2014 and 2013, the remaining unamortized balance of issuance costs was $1.8 million and $2.3 million, respectively.

The Company is accruing for cumulative dividends at a rate of 8.00% per annum, compounded quarterly. The amount of such dividends accrued was $8.7 million and $7.9 million during the three months ended September 30, 2014 and 2013, respectively, and $25.2 million and $23.2 million during the nine months ended September 30, 2014 and 2013, respectively.

As of September 30, 2014 and 2013, the shares of Series B Preferred Stock are potentially convertible into 21.6 million and 19.9 million shares of common stock, respectively.

IGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

4. Line of Credit

On February 21, 2011, the Company entered into an arrangement with a bank for an unsecured revolving working credit facility of $70 million at an annual interest rate of LIBOR plus 195 basis points. On July 3, 2014, the interest rate was renegotiated to LIBOR plus 50 basis points. As of September 30, 2014, the Company had an outstanding amount of $52 million under this line of credit at a weighted average interest rate of 0.73%. Interest expense for the three months ended September 30, 2014 and 2013 was $0.1 million and $0.2 million, respectively and interest expense for the nine months ended September 30, 2014 and 2013 was $0.5 million and $0.6 million, respectively.

On May 10, 2011, the Company entered into a credit agreement with a bank for revolving credit commitments in an aggregate principal U.S. dollar equivalent of $50 million, maturing on May 10, 2016. The proceeds are to be used for working capital and other general corporate purposes. This facility carries an interest rate of LIBOR plus 280 basis points. As of September 30, 2014, the Company had $50 million of availability under this revolving credit arrangement. Interest expense for the three and nine months ended September 30, 2013 was $0.3 million and $0.6 million, respectively.

5. Term Loans

On November 22, 2013, Pan-Asia iGATE Solutions (“Pan-Asia”), a 100% owned subsidiary of the Company, entered into a credit arrangement for a secured term loan facility with a consortium of banks, in an aggregate principal amount of $360 million, which was made available in two tranches. The first tranche comprised of $270 million maturing 60 months from the utilization date of November 25, 2013, carrying an interest rate of LIBOR plus 325 basis points. The second tranche comprised of $90 million maturing 9 months from the utilization date of November 25, 2013, carrying an interest rate of LIBOR plus 200 basis points. As of September 30, 2014, the Company repaid the second tranche amount of $90 million and also made a partial payment of $36 million against the first tranche of the loan.

In connection with the term loan, the Company recorded an interest expense of $2.4 million and $8.0 million for the three months and nine months ended September 30, 2014, respectively The Company incurred debt issuance costs of $8.9 million of which the amount amortized was $0.6 million and $1.9 million for the three and nine months ended September 30, 2014, respectively.

This facility was used to pay down a portion of the Company’s Senior Notes in April 2014. IGATE Technologies Inc. (“ITI”), the immediate parent company of Pan-Asia, pledged 65% of its equity investment amounting to $391.7 million in Pan-Asia. The loan documents contain customary representations and warranties, events of default, affirmative, negative covenants and financial covenants and the loan was guaranteed by the Company and several of its 100% owned subsidiaries.

As of September 30, 2014, the Company was in compliance with all covenants associated with the aforementioned borrowings.

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

IGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

The terms of the Indenture will, among other things, limit the ability of the Company and its restricted subsidiaries to (i) incur additional indebtedness or issue certain preferred stock; (ii) pay dividends on, or make distributions in respect of, their capital stock or repurchase their capital stock; (iii) make certain investments or other restricted payments; (iv) sell certain assets; (v) create liens or use assets as security in other transactions; (vi) merge, consolidate or transfer or dispose of substantially all of their assets; and (vii) engage in certain transactions with affiliates. These covenants are subject to a number of important limitations and exceptions that are described in the Indenture. The Indenture also contains certain financial covenants relating to Consolidated Total Leverage Ratio, Consolidated Total Secured Leverage Ratio and a Fixed Charge Coverage Ratio that the Company must comply with, when any of the above events occur. As of September 30, 2014, no such events have occurred.

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

12-Month period commencing	Percentage
On or after April 15, 2016	102.38%
On or after April 15, 2017	101.19%
On or after April 15, 2018 and thereafter	100.0%

Upon the occurrence of a change of control triggering event specified in the Indenture, the Company must offer to purchase the Senior Notes at a redemption price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase.

On September 19, 2014, the Company issued a prospectus pursuant to the Registration Rights Agreement which granted the initial purchasers and any subsequent holders of the Notes certain exchange and registration rights. The exchange offer expired on October 17, 2014 and all the Notes were tendered by the Note holders.

As of September 30, 2014, the amortizable debt issuance cost was $5.2 million, of which $1.0 million is accounted for as part of prepaid expenses and other current assets and $4.2 million as part of deposits and other assets. These costs are being amortized to interest expense over the balance period of approximately four and a half years using the effective interest method. The amount amortized was $0.2 and $0.4 million for the three and nine months ended September 30, 2014, respectively. Interest expense (including amortized debt issue costs) for the three and nine months ended September 30, 2014 was $4.1 million and $8.1 million, respectively.

Pursuant to the “Optional Redemption”, as per the terms of the indenture, dated April 29, 2011, the Company redeemed all the outstanding 9.00% Senior Notes of $770 million together with a make whole premium of $36.3 million on April 22, 2014 and charged the loss on extinguishment of $51.8 million (inclusive of unamortized debt issuance cost of $15.5 million) to earnings. Interest expense (including amortized debt issue costs) for the three and nine months ended September 30, 2014 was $0 million and $23.5 million, respectively, as compared to $18.9 million and $56.7 million for the three and nine months ended September 30, 2013, respectively.

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

IGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

The Company uses the estimated annual effective tax rate method in computing its interim tax provision. Certain items, including those deemed to be unusual, infrequent or that cannot be reliably estimated, are excluded from the estimated annual effective tax rate. In these cases, the actual tax expense or benefit applicable to those items is recorded in the same period as the related item. The Company’s reported effective tax rate (“ETR”), including discrete items, was 31.4% and 27.5% for the three and nine months ended September 30, 2014, respectively. For the three and nine months ended September 30, 2013, the Company’s reported ETR, including discrete items, was 31.4% and 31.5%, respectively.

The difference in the effective tax rate as compared to the U.S. statutory rate of 35.0% is primarily attributable to certain tax holidays that the Company is eligible for in India, certain permanent differences, and the mix of Global earnings. During the first quarter of 2014, the Company also claimed certain additional tax benefits on account of filing the amended tax returns for earlier years in India jurisdiction.

Under the Indian Income-tax Act, 1961, IGATE Global Solutions Limited (“IGATE Global”) is eligible to claim income tax holiday on profits derived from the export of software services from divisions registered under Special Economic Zone (“SEZ”) arrangements. Profits derived from the export of software services from these divisions registered under the SEZ scheme are eligible for a 100% tax holiday during the initial five consecutive assessment years followed by 50% for the subsequent five years, and 50% for another five years subject to fulfillment of certain conditions; from the date of commencement of operations by the respective SEZ. Effective April 1, 2014, two of the divisions registered under SEZ scheme has completed its first five years of 100% tax holiday. For the three months ended September 30, 2014 and 2013, the tax holiday benefits were $2.6 million and $1.3 million, respectively. For the nine months ended September 30, 2014 and 2013, the tax holiday benefits were $6.8 million and $5.8 million, respectively. This SEZ tax holiday will begin to expire from March 2023 through 2029.

As of September 30, 2014 and December 31, 2013, total gross unrecognized tax benefits, excluding related interest and penalties, were $20.6 million and $16.6 million respectively.

There has been no material movements in ASC 740-10 reserves since June 30, 2014.

The Company recognizes interest related to uncertain tax positions within the interest expense line in the consolidated statements of income. During the nine months ended September 30, 2014 and 2013, the Company has recorded interest expense of $1.2 million and $0.3 million, respectively, in relation to uncertain tax positions in the condensed consolidated statements of income. The total amount of accrued interest in the condensed consolidated balance sheet amounted to $1.8 million as of September 30, 2014.

As of September 30, 2014, the Company had $18.1 million of net unrecognized tax benefits, arising out of the tax positions which would affect the effective tax rate, if recognized. The nature of the events that would cause the change to the reserves will be mainly due to the expiry of the statute of limitation in the U.S and completion of assessment by tax authorities for all open assessment years in India jurisdiction. Although, it is difficult to anticipate the final outcome on timing of resolution of any particular uncertain tax position, the Company believes that the total amount of net unrecognized tax benefits will be decreased by approximately $6.1 million during the next twelve months due to the expiration of the statute of limitations.

IGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

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

SEPTEMBER 30, 2014

Earnings per share for the common stock, unvested restricted stock and Series B Preferred Stock under the two class method are presented below (dollars and shares in thousands, except per share data):

		Three Months Ended September 30,		Nine Months Ended September 30,
		2014	2013	2014	2013
Net income attributable to IGATE common shareholders		$28,503	$23,776	$46,422	$73,022
Add: Dividend on Series B Preferred Stock		8,653	7,994	25,182	23,246

		37,156	31,770	71,604	96,268
Less: Dividends on
Series B Preferred Stock	[A]	8,653	7,994	25,182	23,246

Undistributed Income		$28,503	$23,776	$46,422	$73,022

Allocation of Undistributed Income :
Common stock	[B]	20,876	17,716	34,001	54,411
Unvested restricted stock	[C]	0	7	0	21
Series B Preferred Stock	[D]	7,627	6,053	12,421	18,590

		$28,503	$23,776	$46,422	$73,022

Shares outstanding for allocation of undistributed income:
Common stock		59,029	58,311	59,029	58,311
Unvested restricted stock		0	23	0	23
Series B Preferred Stock		21,565	19,923	21,565	19,923

		80,594	78,257	80,594	78,257

Weighted average shares outstanding:
Common stock	[E]	58,962	58,148	58,829	57,895
Unvested restricted stock	[F]	0	23	0	23
Series B Preferred Stock	[G]	21,565	19,923	21,565	19,923

		80,527	78,094	80,394	77,841

Weighted average common stock outstanding		58,962	58,148	58,829	57,895
Dilutive effect of stock options and restricted shares outstanding		1,905	1,688	1,880	1,669

Dilutive weighted average shares outstanding	[H]	60,867	59,836	60,709	59,564

Distributed earnings per share:
Series B Preferred Stock	[I=A/G]	$0.40	$0.40	$1.17	$1.17
Undistributed earnings per share:
Common stock	[J=B/E]	$0.35	$0.30	$0.58	$0.94
Unvested restricted stock	[K=C/F]	$0.00	$0.30	$0.00	$0.93
Series B Preferred Stock	[L=D/G]	$0.35	$0.30	$0.58	$0.93
Basic earnings per share from operations:
Common stock	[J]	$0.35	$0.30	$0.58	$0.94
Unvested restricted stock	[K]	$0.00	$0.30	$0.00	$0.93
Series B Preferred Stock	[I+L]	$0.75	$0.70	$1.75	$2.10
Diluted earnings per share from operations	[[B+C]/H]	$0.34	$0.30	$0.56	$0.91

IGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

The number of outstanding options to purchase common shares for which the option exercise prices exceeded the average market price of the common shares aggregated 0.5 million and 0.2 million shares for the three months ended September 30, 2014 and 2013, respectively, and 0.2 million and 0.8 million shares for the nine months ended September 30, 2014 and 2013, respectively. These options were excluded from the computation of diluted earnings per share under the treasury stock method. The number of shares of outstanding Series B Preferred Stock for which the earnings per share exceeded the earnings per share of common stock aggregated to 21.6 million and 19.9 million for the three and nine months ended September 30, 2014 and 2013, respectively. These shares were excluded from the computation of diluted earnings per share as they were anti-dilutive.

9. Investments

Short term investments comprise the following (in thousands):

	As of September 30, 2014
	Carrying Value	Unrealized Gain	Fair Value
Liquid mutual funds	$32,462	$106	$32,568
Fixed deposits with banks	186	0	186

	$32,648	$106	$32,754

	As of December 31, 2013
	Carrying Value	Unrealized Gain	Fair Value
Liquid mutual funds	$178,886	$2,345	$181,231
Fixed deposits with banks	170	0	170

	$179,056	$2,345	$181,401

Contractual maturities of short-term and other investments in available-for-sale securities as of September 30, 2014, were as follows (in thousands):

As of September 30, 2014
Due within one year	$32,754

Realized gains and losses on the cost of securities sold or disposed is determined on First in First out (“FIFO”) method.

IGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

Realized gains and proceeds from the sale of available-for-sale securities are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Gross realized gains	$3,455	$4,088	$10,995	$30,057
Sale proceeds	206,792	118,783	581,196	1,372,990

The changes in the unrealized gain, net, on marketable securities carrying value for the three and nine months ended September 30, 2014 and 2013 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Unrealized gain on marketable securities at the beginning of the period	$1,865	$1,986	$2,345	$11,711
Reclassification of gain into earnings on maturity	(3,455)	(4,088)	(10,995)	(30,057)
Net unrealized gain due to changes in the fair value	1,696	3,386	8,756	19,630

Unrealized gain on marketable securities at the end of the period	$106	$1,284	$106	$1,284

IGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

10. Accumulated Other Comprehensive Loss

The changes in the balances of accumulated other comprehensive income (loss), net of tax, by component for the three and nine months ended September 30, 2014 and 2013 are summarized as follows (in thousands):

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2014	2013	2014	2013
Unrealized gain on Marketable securities:
Beginning balance attributable to IGATE common shareholders	$1,228	$1,525	$1,542	$8,275
Amount of gain (loss) recognized in other comprehensive income	1,120	2,687	5,780	14,310
Amounts of (gain) loss reclassified from accumulated other comprehensive income	(2,281)	(3,023)	(7,258)	(21,396)
Portion attributable to non-controlling interests	3	(1)	6	(1)

Ending balance attributable to IGATE common shareholders	$70	$1,188	$70	$1,188

Unrealized gain (loss) on cash flow hedges:
Beginning balance attributable to IGATE common shareholders	$3,404	$(3,490)	$(48)	$445
Amount of gain (loss) recognized in other comprehensive income	1,362	(5,656)	6,862	(7,789)
Amounts of (gain) loss reclassified from accumulated other comprehensive income	(2,223)	4,174	(4,254)	2,372
Portion attributable to non-controlling interests	4	24	(13)	24

Ending balance attributable to IGATE common shareholders	$2,547	$(4,948)	$2,547	$(4,948)

Actuarial gain (loss) relating to defined benefit plan:
Beginning balance attributable to IGATE common shareholders	$1,065	$447	$1,079	$(123)
Amount of gain (loss) recognized in other comprehensive income	172	294	236	869
Amounts of (gain) loss reclassified from accumulated other comprehensive income	(40)	(1)	(118)	(6)
Portion attributable to non-controlling interests	(1)	(3)	(1)	(3)

Ending balance attributable to IGATE common shareholders	$1,196	$737	$1,196	$737

Foreign currency translation:
Beginning balance attributable to IGATE common shareholders	$(363,179)	$(355,187)	$(389,688)	$(283,180)
Amount of gain (loss) recognized in other comprehensive income	(28,290)	(48,269)	(1,649)	(120,276)
Amounts of (gain) loss reclassified from accumulated other comprehensive income	0	0	0	0
Portion attributable to non-controlling interests	212	1,967	80	1,967

Ending balance attributable to IGATE common shareholders	$(391,257)	$(401,489)	$(391,257)	$(401,489)

IGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

The changes in the tax expense (benefit) on accumulated other comprehensive income (loss), by component, attributable to IGATE common shareholders, are summarized as follows for the three and nine months ended September 30, 2014 (in thousands):

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2014	2013	2014	2013
Unrealized gain on Marketable securities:
Beginning balance attributable to IGATE common shareholders	$632	$461	$793	$3,436
Amount of gain (loss) recognized in other comprehensive income	576	699	2,976	5,320
Amounts of (gain) loss reclassified from accumulated other comprehensive income	(1,174)	(1,065)	(3,737)	(8,661)
Portion attributable to non-controlling interests	2	0	4	0

Ending balance attributable to IGATE common shareholders	$36	$95	$36	$95

Unrealized gain (loss) on cash flow hedges:
Beginning balance attributable to IGATE common shareholders	$1,754	$(1,497)	$(23)	$184
Amount of gain (loss) recognized in other comprehensive income	702	(2,817)	3,534	(3,751)
Amounts of (gain) loss reclassified from accumulated other comprehensive income	(1,147)	1,754	(2,193)	1,007
Portion attributable to non-controlling interests	2	13	(7)	13

Ending balance attributable to IGATE common shareholders	$1,311	$(2,547)	$1,311	$(2,547)

Actuarial gain (loss) relating to defined benefit plan:
Beginning balance attributable to IGATE common shareholders	$547	$226	$555	$(69)
Amount of gain (loss) recognized in other comprehensive income	88	155	121	451
Amounts of (gain) loss reclassified from accumulated other comprehensive income	(20)	0	(61)	(1)
Portion attributable to non-controlling interests	0	(2)	0	(2)

Ending balance attributable to IGATE common shareholders	$615	$379	$615	$379

Foreign currency translation:
Beginning balance attributable to IGATE common shareholders	$0	$0	$0	$0
Amount of gain (loss) recognized in other comprehensive income	0	0	0	0
Amounts of (gain) loss reclassified from accumulated other comprehensive income	0	0	0	0
Portion attributable to non-controlling interests	0	0	0	0

Ending balance attributable to IGATE common shareholders	$0	$0	$0	$0

IGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

The following table summarizes the reclassifications out of accumulated other comprehensive income for the three and nine months ended September 30, 2014 and 2013 (in thousands):

Accumulated Other Comprehensive Income – Components	Line item in Statement of Income	Amount reclassified from Accumulated Other Comprehensive Income
		Three months ended September 30,		Nine months ended September 30,
		2014	2013	2014	2013
Available-for-sale securities:
Sale of Securities	Other Income, net	$3,455	$4,088	$10,995	$30,057
	Income tax expense	(1,174)	(1,065)	(3,737)	(8,661)
	Non-controlling interest, net of tax	(8)	(10)	(32)	(10)

	Reclassification to earnings	$2,273	$3,013	$7,226	$21,386

Cash flow hedges:
Foreign exchange derivative contracts	Foreign exchange gain (loss), net	$3,370	$(5,929)	$6,447	$(3,379)
	Income tax expense	(1,147)	1,755	(2,193)	1,008
	Non-controlling interest, net of tax	(11)	4	(23)	4

	Reclassification to earnings	$2,212	$(4,170)	$4,231	$(2,367)

Pension and other defined benefit liability:
Amortization of actuarial gain (loss)	Cost of revenues	$60	$1	$179	$5
	Income tax expense	(20)	(0)	(61)	(1)
	Non-controlling interest, net of tax	0	(0)	(1)	(0)

	Reclassification to earnings	$40	$1	$117	$4

11. Derivative Instruments and Hedging Activities

The Company enters into foreign currency forward and option contracts (“foreign exchange derivative contracts”) to mitigate and manage the risk of changes in foreign exchange rates on inter-company and end customer accounts receivables and forecasted sales and inter-company transactions. The Company hedges anticipated sales transactions that are subject to foreign exchange exposure with foreign exchange derivative contracts that are designated effective and that qualify as cash flow hedges under ASC Topic 815, “Derivatives and Hedging “(“ASC No. 815”).

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

IGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

In respect of foreign exchange derivative contracts which hedge the foreign currency risk associated with both the anticipated sales transaction and the collection thereof (dual purpose hedges), the hedge effectiveness is assessed based on overall changes in fair value with the effective portion of gains or losses included in accumulated other comprehensive income (loss). The effective portion of gain or loss attributable to forecasted sales are reclassified from accumulated other comprehensive income (loss) and recognized in consolidated statements of income when the sales transaction occurs. After the date of the sales transaction, the Company reclassifies an amount from accumulated other comprehensive income (loss) to earnings to offset foreign currency translation gain (loss) recorded for the respective receivable during the period. In addition, the Company determines the amount of cost to be ascribed to each period of the hedging relationship based on the functional currency interest rate implicit in the hedging relationship and recognizes this cost by reclassifying it from accumulated other comprehensive income (loss) to consolidated statements of income for recognized receivables based on the pro rata method.

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

The following table presents the aggregate contracted principal amounts of the Company’s foreign exchange derivative contracts:

OUTSTANDING CASH FLOW HEDGE TRANSACTIONS QUALIFYING FOR HEDGE ACCOUNTING (in thousands)

	As of
	September 30, 2014	December 31, 2013
Foreign Exchange Forward Contracts USD	$187,000	$94,300
Foreign Exchange Forward Contracts CAD	$28,615	$13,160
Foreign Exchange Forward Contracts GBP	$20,231	$14,041
Foreign Exchange Forward Contracts EUR	$755	$0
Foreign Exchange Forward Contracts CHF	$10,435	$0

IGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

OUTSTANDING FAIR VALUE HEDGE TRANSACTIONS NOT QUALIFYING FOR HEDGE ACCOUNTING (in thousands):

	As of
	September 30, 2014	December 31, 2013
Foreign Exchange Forward Contracts USD	$34,500	$0
Foreign Exchange Forward Contracts CAD	$5,991	$0
Foreign Exchange Forward Contracts GBP	$14,194	$12,059
Foreign Exchange Forward Contracts EUR	$629	$0
Foreign Exchange Forward Contracts CHF	$1,776	$0
Foreign Exchange Forward Contracts JPY	$2,445	$0

The foreign exchange derivative contracts mature generally within twelve (12) months.

The effect of derivative instruments on the Condensed Consolidated Statements of Income for the three months ended September 30, 2014 (in thousands):

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) recognized in OCI on Derivative	Location of Gain (Loss) reclassified from Accumulated OCI into Income	Amount of Gain (Loss) reclassified from Accumulated OCI into Income	Location of Gain (Loss) recognized in Income on Derivative	Amount of Gain (Loss) recognized in Income Statement
	(Effective Portion)	(Effective Portion)		(Ineffective Portion and amount excluded from effectiveness testing)

	September 30, 2014	September 30, 2014		September 30, 2014
Foreign Exchange Contracts	$2,064	Foreign exchange gain (loss), net	$3,370	Foreign exchange gain (loss), net	$0

The effect of derivative instruments on the Condensed Consolidated Statements of Income for the nine months ended September 30, 2014 (in thousands):

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) recognized in OCI on Derivative	Location of Gain (Loss) reclassified from Accumulated OCI into Income	Amount of Gain (Loss) reclassified from Accumulated OCI into Income	Location of Gain (Loss) recognized in Income on Derivative	Amount of Gain (Loss) recognized in Income Statement
	(Effective Portion)	(Effective Portion)		(Ineffective Portion and amount excluded from effectiveness testing)

	September 30, 2014	September 30, 2014		September 30, 2014
Foreign Exchange Contracts	$10,396	Foreign exchange gain (loss), net	$6,447	Foreign exchange gain (loss), net	$0

IGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

The effect of derivative instruments on the Condensed Consolidated Statements of Income for the three months ended September 30, 2013 (in thousands):

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) recognized in OCI on Derivative	Location of Gain (Loss) reclassified from Accumulated OCI into Income	Amount of Gain (Loss) reclassified from Accumulated OCI into Income	Location of Gain (Loss) recognized in Income on Derivative	Amount of Gain (Loss) recognized in Income Statement
	(Effective Portion)	(Effective Portion)		(Ineffective Portion and amount excluded from effectiveness testing)

	September 30, 2013	September 30, 2013		September 30, 2013
Foreign Exchange Contracts	$(8,474)	Foreign exchange gain (loss), net	$(5,929)	Foreign exchange gain (loss), net	$0

The effect of derivative instruments on the Condensed Consolidated Statements of Income for the nine months ended September 30, 2013 (in thousands):

Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) recognized in OCI on Derivative	Location of Gain (Loss) reclassified from Accumulated OCI into Income	Amount of Gain (Loss) reclassified from Accumulated OCI into Income	Location of Gain (Loss) recognized in Income on Derivative	Amount of Gain (Loss) recognized in Income Statement
	(Effective Portion)	(Effective Portion)		(Ineffective Portion and amount excluded from effectiveness testing)

	September 30, 2013	September 30, 2013		September 30, 2013
Foreign Exchange Contracts	$(11,540)	Foreign exchange gain (loss), net	$(3,379)	Foreign exchange gain (loss), net	$837

Derivatives not designated as hedging instruments (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Statement of Income
Foreign exchange gain (loss), net	$1,014	$(3,348)	$2,010	$(6,666)

IGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

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

Information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheets (in thousands):

Derivative Instruments – Foreign Exchange Derivative Contracts		As of September 30, 2014	As of December 31, 2013
Balance Sheet Location	Designated/ Not Designated	Fair Value	Fair Value
Current Assets	Designated	$4,865	$832
	Not Designated	$47	$4
Current liabilities	Designated	$987	$904
	Not Designated	$172	$5

The estimated net amount of existing gains (losses), net of taxes, as of September 30, 2014 that is expected to be reclassified from accumulated other comprehensive income (losses) into earnings within the next 12 months is $2.6 million.

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

	Gross Amount presented in the Condensed Consolidated Balance Sheet	Potential effect of rights of set off	Net amount of recognized assets/liabilities
As of September 30, 2014:
Foreign exchange derivative assets	$4,912	$1,053	$3,859
Foreign exchange derivative liabilities	$1,159	$1,053	$106
As of December 31, 2013:
Foreign exchange derivative assets	$836	$642	$194
Foreign exchange derivative liabilities	$909	$642	$267

IGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

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

Investments and Foreign exchange derivative contracts, as disclosed in Note 9 and 11, which are measured at fair value are summarized below (in thousands):

		Fair Value measurement at reporting date using
Description	As of September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Current Assets:
Short term investments:
a) Liquid mutual fund units	$32,568	$32,568	$0	$0
b) Fixed deposits with banks	186	186	0	0
Foreign exchange derivative contracts	4,912	0	4,912	0

Total current assets	$37,666	$32,754	$4,912	$0

Liabilities
Current Liabilities:
Foreign exchange derivative contracts	$1,159	$0	$1,159	$0

Total current liabilities	$1,159	$0	$1,159	$0

IGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

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

13. Employee Benefits

Defined Contribution Plan

The Company’s eligible employees in India participate in the Employees’ Provident Fund (the “Provident Fund”), which is a defined contribution plan. The employee and the Company make monthly contributions of a specified percentage of salary to the Provident Fund, which is administered by the prescribed authority in India. The aggregate contributions along with interest thereon can be withdrawn on retirement, death, incapacitation or termination of employment. The Company’s contribution to the Provident Fund for the three months ended September 30, 2014 and 2013 was $2.6 million and $2.0 million, respectively. The Company’s contribution to the Provident Fund for the nine months ended September 30, 2014 and 2013 was $7.2 million and $6.3 million, respectively.

IGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

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

The following table sets forth the net periodic cost recognized by the Company in respect of the Plan (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net periodic plan cost
Service cost	$701	$603	$2,006	$1,895
Interest cost	326	300	975	976
Expected return on plan asset	(233)	(203)	(696)	(662)
Amortization of actuarial loss	(60)	(4)	(179)	(9)

Net periodic plan cost for the period	$734	$696	$2,106	$2,200

Other Pension Benefits

One of the former founder directors of IGATE Computer (currently merged with IGATE Global), is entitled to receive pension benefits upon retirement or on termination from employment at the rate of 50% of his last drawn monthly salary. The payment of pension will start when he reaches the age of 65. The Company has invested in a plan with the Life Insurance Corporation of India which will mature at the time this founder director reaches the age of 65. Since the Company is obligated to fund the shortfall, if any, between the annuity payable and the value of the plan asset, the pension liability is actuarially valued at each balance sheet date.

14. Stock-based compensation

During the three and nine months ended September 30, 2014, the Company granted 898,592 and 917,760 options, respectively, and 5,830 and 59,698 stock awards, respectively. During the three and nine months ended September 30, 2013, the Company granted 215,878 and 787,323 options, respectively, and 603,676 and 1,326,738 stock awards, respectively.

IGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

Stock-based compensation expense recorded in income from operations during the three and nine months ended September 30, 2014 and 2013 (in thousands) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock-based compensation recorded in:
Cost of revenues	$1,634	$1,801	$4,648	$4,579
Selling, general and administrative expense	2,973	2,077	7,775	5,664

	$4,607	$3,878	$12,423	$10,243

During the three and nine months ended September 30, 2014, the Company issued 0.1 million and 0.6 million shares, respectively, upon exercise of stock options and awards. During the three and nine months ended September 30, 2013, the Company issued 0.4 million and 0.7 million shares, respectively, upon exercise of stock options and awards.

15. Other Income, net

Components of other income for the three and nine months ended September 30, 2014 and 2013 (in thousands) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Investment income	$3,455	$4,088	$10,995	$30,057
Interest income	63	705	1,877	2,986
Gain on sale of fixed assets	64	8	82	2,248
Forfeiture of vested stock options	0	0	0	3,005
Other	571	412	2,193	1,614

Other income, net	$4,153	$5,213	$15,147	$39,910

Forfeiture of vested stock options during the nine months ended September 30, 2013, represents the reversal of stock-based compensation expense pursuant to the claw back feature that was triggered in connection with the termination of the Company’s former Chief Executive Officer.

16. Concentration of Revenues

The following is a concentration of revenues greater than 10% by customer for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
General Electric Company	17%	13%	16%	13%
Royal Bank of Canada	10%	11%	10%	11%

IGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

17. Segment Information

The Company’s Chief Executive Officer, who is also the Chief Operating Decision Maker, has regrouped the organization into vertical-based business units to bring in more industry knowledge and solutions and increase the depth and accountability to the business. However, the Company does not have discrete financial information as per the requirements of ASC 280 and as a result segment information is not presented.

18. Guarantor Subsidiaries—Supplemental condensed consolidating financial information

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

SEPTEMBER 30, 2014

Condensed consolidating financial information for the Company and the Guarantors are as follows (in thousands):

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2014

(UNAUDITED)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$0	$37,521	$92,683	$0	$130,204
Restricted cash	0	0	0	0	0
Short-term investments	0	0	32,754	0	32,754
Accounts receivable, net	0	102,816	63,021	0	165,837
Unbilled revenues	0	45,454	34,003	0	79,457
Prepaid expenses and other current assets	1,034	6,047	36,543	0	43,624
Prepaid income taxes	19,741	0	6,774	(13,267)	13,248
Deferred tax assets	0	3,134	741	0	3,875
Foreign exchange derivative contracts	0	0	4,912	0	4,912
Inter-corporate loan	0	0	0	0	0
Receivable from related parties	0	2,360	3,594	0	5,954
Receivable from group companies	47,984	122,409	133,798	(304,191)	0

Total current assets	68,759	319,741	408,823	(317,458)	479,865
Investment in subsidiaries	460,955	700,603	0	(1,161,558)	0
Inter-corporate loan	325,000	2,495	0	(327,495)	0
Deposits and other assets	3,815	1,283	15,195	0	20,293
Prepaid income taxes	0	0	32,138	0	32,138
Property and equipment, net	0	4,340	216,624	0	220,964
Leasehold land	0	0	75,603	0	75,603
Deferred tax assets	0	15,044	237	0	15,281
Goodwill	0	1,026	438,149	0	439,175
Intangible assets, net	0	78	111,320	0	111,398

Total assets	$858,529	$1,044,610	$1,298,089	$(1,806,511)	$1,394,717

LIABILITIES, PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$0	$1,920	$8,288	$0	$10,208
Line of credit	0	0	52,000	0	52,000
Senior Notes	0	0	0	0	0
Term loans	0	0	0	0	0
Accrued payroll and related costs	0	16,497	29,301	0	45,798
Other accrued liabilities	7,711	21,322	37,065	0	66,098
Accrued income taxes	0	13,267	3,861	(13,267)	3,861
Foreign exchange derivative contracts	0	0	1,159	0	1,159
Deferred revenue	0	9,769	8,637	0	18,406
Inter-corporate loan	0	0	0	0	0
Payable to group companies	52,061	176,929	75,201	(304,191)	0

Total current liabilities	59,772	239,704	215,512	(317,458)	197,530
Other long-term liabilities	0	559	5,626	0	6,185
Senior Notes	325,000	0	0	0	325,000
Term loans	0	0	234,000	0	234,000
Accrued income taxes	0	650	17,611	0	18,261
Inter-corporate loan	0	325,000	2,495	(327,495)	0
Deferred tax liabilities	0	0	35,261	0	35,261

Total liabilities	384,772	565,913	510,505	(644,953)	816,237

Series B Preferred stock	435,989	0	0	0	435,989
IGATE Corporation shareholders’ equity:
Common shares	600	330,000	53,452	(383,452)	600
Common shares held in treasury, at cost	(14,714)	0	0	0	(14,714)
Additional paid-in capital	236,095	161,276	605,882	(778,106)	225,147
Retained earnings	(184,213)	(12,675)	512,060	0	315,172
Accumulated other comprehensive loss	0	96	(387,540)	0	(387,444)

Total IGATE Corporation shareholders’ equity	37,768	478,697	783,854	(1,161,558)	138,761
Non-controlling interest	0	0	3,730	0	3,730

Total equity	37,768	478,697	787,584	(1,161,558)	142,491
Total liabilities, preferred stock and shareholders’ equity	$858,529	$1,044,610	$1,298,089	$(1,806,511)	$1,394,717

IGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

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

IGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THREE MONTHS ENDED SEPTEMBER 30, 2014

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues	$0	$211,545	$185,522	$(74,293)	$322,774
Cost of revenues (exclusive of depreciation and amortization)	0	158,386	124,708	(74,293)	208,801

Gross margin	0	53,159	60,814	0	113,973
Selling, general and administrative expense	0	20,350	29,584	0	49,934
Depreciation and amortization	0	414	8,970	0	9,384

Income from operations	0	32,395	22,260	0	54,655
Interest expense	(4,110)	(3,061)	(4,186)	3,865	(7,492)
Foreign exchange gain (loss), net	0	(92)	3,261	0	3,169
Loss on extinguishment of debt	0	0	0	0	0
Other income (expense), net	3,859	(743)	4,902	(3,865)	4,153

Income before income taxes	(251)	28,499	26,237	0	54,485
Income tax expense (benefit)	0	11,774	5,314	0	17,088

Net income (loss)	(251)	16,725	20,923	0	37,397
Non-controlling interest	0	0	89	0	89

Net income (loss) attributable to IGATE Corporation	(251)	16,725	20,834	0	37,308
Accretion to preferred stock	152	0	0	0	152
Preferred dividend	8,653	0	0	0	8,653

Net income (loss) attributable to IGATE common shareholders	$(9,056)	$16,725	$20,834	$0	$28,503

IGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THREE MONTHS ENDED SEPTEMBER 30, 2013

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues	$0	$171,855	$183,130	$(61,579)	$293,406
Cost of revenues (exclusive of depreciation and amortization)	0	121,685	111,957	(61,579)	172,063

Gross margin	0	50,170	71,173	0	121,343
Selling, general and administrative expense	0	18,151	28,711	0	46,862
Depreciation and amortization	0	295	8,144	0	8,439

Income from operations	0	31,724	34,318	0	66,042
Interest expense	(18,950)	(18,307)	(324)	17,325	(20,256)
Foreign exchange gain (loss), net	0	(109)	(4,263)	0	(4,372)
Loss on extinguishment of debt	0	0	0	0	0
Other income (expense), net	17,325	239	4,974	(17,325)	5,213

Income before income taxes	(1,625)	13,547	34,705	0	46,627
Income tax expense (benefit)	0	5,842	8,792	0	14,634

Net income (loss)	(1,625)	7,705	25,913	0	31,993
Non-controlling interest	0	0	97	0	97

Net income (loss) attributable to IGATE Corporation	(1,625)	7,705	25,816	0	31,896
Accretion to preferred stock	126	0	0	0	126
Preferred dividend	7,994	0	0	0	7,994

Net income (loss) attributable to IGATE common shareholders	$(9,745)	$7,705	$25,816	$0	$23,776

IGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR NINE MONTHS ENDED SEPTEMBER 30, 2014

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues	$0	$594,494	$553,176	$(210,945)	$936,725
Cost of revenues (exclusive of depreciation and amortization)	0	445,229	361,030	(210,945)	595,314

Gross margin	0	149,265	192,146	0	341,411
Selling, general and administrative expense	0	52,550	87,553	0	140,103
Depreciation and amortization	0	1,195	26,465	0	27,660

Income from operations	0	95,520	78,128	0	173,648
Interest expense	(31,592)	(29,172)	(11,615)	29,062	(43,317)
Foreign exchange gain (loss), net	0	(157)	6,247	0	6,090
Loss on extinguishment of debt	(51,760)	0	0	0	(51,760)
Other income (expense), net	29,044	1,667	13,498	(29,062)	15,147

Income before income taxes	(54,308)	67,858	86,258	0	99,808
Income tax expense (benefit)	(19,741)	28,778	18,449	0	27,486

Net income (loss)	(34,567)	39,080	67,809	0	72,322
Non-controlling interest	0	0	282	0	282

Net income (loss) attributable to IGATE Corporation	(34,567)	39,080	67,527	0	72,040
Accretion to preferred stock	436	0	0	0	436
Preferred dividend	25,182	0	0	0	25,182

Net income (loss) attributable to IGATE common shareholders	$(60,185)	$39,080	$67,527	$0	$46,422

IGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR NINE MONTHS ENDED SEPTEMBER 30, 2013

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues	$0	$499,954	$542,746	$(191,108)	$851,592
Cost of revenues (exclusive of depreciation and amortization)	0	366,782	342,399	(191,108)	518,073

Gross margin	0	133,172	200,347	0	333,519
Selling, general and administrative expense	0	50,291	88,713	0	139,004
Depreciation and amortization	0	929	25,376	0	26,305

Income from operations	0	81,952	86,258	0	168,210
Interest expense	(56,705)	(54,649)	(7,646)	51,975	(67,025)
Foreign exchange gain (loss), net	0	(298)	390	0	92
Loss on extinguishment of debt	0	0	0	0	0
Other income (expense), net	51,975	3,144	36,766	(51,975)	39,910

Income before income taxes	(4,730)	30,149	115,768	0	141,187
Income tax expense (benefit)	0	9,455	35,006	0	44,461

Net income (loss)	(4,730)	20,694	80,762	0	96,726
Non-controlling interest	0	0	97	0	97

Net income (loss) attributable to IGATE Corporation	(4,730)	20,694	80,665	0	96,629
Accretion to preferred stock	361	0	0	0	361
Preferred dividend	23,246	0	0	0	23,246

Net income (loss) attributable to IGATE common shareholders	$(28,337)	$20,694	$80,665	$0	$73,022

IGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THREE MONTHS ENDED SEPTEMBER 30, 2014

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net Income (loss) attributable to IGATE common shareholders	$(9,056)	$16,725	$20,834	$0	$28,503
Add: Non-controlling interest	0	0	89	0	89
Other comprehensive income:
Change in fair value on marketable securities	0	0	(1,161)	0	(1,161)
Unrecognized actuarial gain (loss) on pension liability	0	0	132	0	132
Change in fair value of cash flow hedges	0	0	(861)	0	(861)
Gain (loss) on foreign currency translation	0	0	(28,290)	0	(28,290)

Total comprehensive income (loss)	(9,056)	16,725	(9,257)	0	(1,588)
Less: Total comprehensive income (loss) attributable to non-controlling interest	0	0	(129)	0	(129)

Total comprehensive income (loss) attributable to IGATE common shareholders	$(9,056)	$16,725	$(9,128)	$0	$(1,459)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THREE MONTHS ENDED SEPTEMBER 30, 2013

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net Income (loss) attributable to IGATE common shareholders	$(9,745)	$7,705	$25,816	$0	$23,776
Add: Non-controlling interest	0	0	97	0	97
Other comprehensive income:
Change in fair value on marketable securities	0	0	(336)	0	(336)
Unrecognized actuarial gain (loss) on pension liability	0	0	293	0	293
Change in fair value of cash flow hedges	0	0	(1,482)	0	(1,482)
Gain (loss) on foreign currency translation	0	0	(48,269)	0	(48,269)

Total comprehensive income (loss)	(9,745)	7,705	(23,881)	0	(25,921)
Less: Total comprehensive income (loss) attributable to non-controlling interest	0	0	(1,890)	0	(1,890)

Total comprehensive income (loss) attributable to IGATE common shareholders	$(9,745)	$7,705	$(21,991)	$0	$(24,031)

IGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR NINE MONTHS ENDED SEPTEMBER 30, 2014

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net Income (loss) attributable to IGATE common shareholders	$(60,185)	$39,080	$67,527	$0	$46,422
Add: Non-controlling interest	0	0	282	0	282
Other comprehensive income:
Change in fair value on marketable securities	0	0	(1,478)	0	(1,478)
Unrecognized actuarial gain (loss) on pension liability	0	0	118	0	118
Change in fair value of cash flow hedges	0	0	2,608	0	2,608
Gain (loss) on foreign currency translation	0	0	(1,649)	0	(1,649)

Total comprehensive income (loss)	(60,185)	39,080	67,408	0	46,303
Less: Total comprehensive income (loss) attributable to non-controlling interest	0	0	210	0	210

Total comprehensive income (loss) attributable to IGATE common shareholders	$(60,185)	$39,080	$67,198	$0	$46,093

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR NINE MONTHS ENDED SEPTEMBER 30, 2013

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net Income (loss) attributable to IGATE common shareholders	$(28,337)	$20,694	$80,665	$0	$73,022
Add: Non-controlling interest	0	0	97	0	97
Other comprehensive income:
Change in fair value on marketable securities	0	0	(7,086)	0	(7,086)
Unrecognized actuarial gain (loss) on pension liability	0	0	863	0	863
Change in fair value of cash flow hedges	0	0	(5,417)	0	(5,417)
Gain (loss) on foreign currency translation	0	0	(120,276)	0	(120,276)

Total comprehensive income (loss)	(28,337)	20,694	(51,154)	0	(58,797)
Less: Total comprehensive income (loss) attributable to non-controlling interest	0	0	(1,890)	0	(1,890)

Total comprehensive income (loss) attributable to IGATE common shareholders	$(28,337)	$20,694	$(49,264)	$0	$(56,907)

IGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR NINE MONTHS ENDED SEPTEMBER 30, 2014

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net income (loss)	$(34,567)	$39,080	$67,809	$0	$72,322
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	0	1,195	26,465	0	27,660
Stock-based compensation	0	4,715	7,708	0	12,423
Realized gain on investments	0	0	(10,995)	0	(10,995)
Deferred loss on settled derivatives	0	0	0	0	0
Provision (recovery) for doubtful debts	0	(1,013)	462	0	(551)
Deferred income taxes	0	39	(380)	0	(341)
Loss on extinguishment of debt	51,760	0	0	0	51,760
Amortization of debt issuance costs	2,548	0	1,858	0	4,406
Gain on sale of property and equipment	0	(26)	(56)	0	(82)
Deferred rent	0	320	626	0	946
Excess tax benefits related to stock option exercises	0	(3,101)	0	0	(3,101)
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenues	0	(31,579)	1,624	0	(29,955)
Inter-corporate current account	25,412	28,053	(53,465)	0	0
Prepaid expenses and other assets	0	(2,551)	(6,724)	0	(9,275)
Accounts payable	0	86	(416)	0	(330)
Accrued and other liabilities	(23,616)	12,163	(19,794)	0	(31,247)
Deferred revenue	0	853	51	0	904

Net cash flows provided by (used in) operating activities	21,537	48,234	14,773	0	84,544

Cash Flows From Investing Activities:
Purchase of property and equipment	0	(3,371)	(67,499)	0	(70,870)
Proceeds from sale of property and equipment	0	0	257	0	257
Purchase of available-for-sale investments	0	0	(421,377)	0	(421,377)
Proceeds from maturities and sale of available-for-sale investments	0	0	581,196	0	581,196
Restricted cash	0	0	0	0	0
Inter-corporate loan	445,000	0	(365)	(444,635)	0
Investment in group companies	0	(123)	0	123	0
Purchase of non-controlling interests	0	0	(328)	0	(328)

Net cash flows provided by (used in) investing activities	445,000	(3,494)	91,884	(444,512)	88,878

Cash Flows From Financing Activities:
Payments on capital lease obligations	0	0	(366)	0	(366)
Payments of line of credit and term loans	0	0	(126,000)	0	(126,000)
Proceeds from line of credit and term loans	0	0	0	0	0
Payment of Senior Notes	(770,000)	0	0	0	(770,000)
Proceeds from Senior Notes	325,000	0	0	0	325,000
Payment of debt related costs	(41,530)	0	0	0	(41,530)
Release of restricted cash towards debt retirement	0	360,000	0	0	360,000
Proceeds from issuance of equity stock	0	0	123	(123)	0
Proceeds from exercise of stock options	16,892	(4,716)	(7,718)	0	4,458
Excess tax benefits related to stock option exercises	3,101	0	0	0	3,101
Inter-corporate loan	0	(445,000)	365	444,635	0
Proceeds from equity issue to group companies	0	0	0	0	0

Net cash flows provided by (used in) financing activities	(466,537)	(89,716)	(133,596)	444,512	(245,337)

Effect of exchange rate changes	0	0	(2,717)	0	(2,717)

Net change in cash and cash equivalents	0	(44,976)	(29,656)	0	(74,632)
Cash and cash equivalents, beginning of period	0	82,497	122,339	0	204,836

Cash and cash equivalents, end of period	$0	$37,521	$92,683	0	$130,204

IGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR NINE MONTHS ENDED SEPTEMBER 30, 2013

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net income (loss)	$(4,730)	$20,694	$80,762	$0	$96,726
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	0	929	25,376	0	26,305
Stock-based compensation	0	208	7,030	0	7,238
Realized gain on investments	0	0	(30,057)	0	(30,057)
Deferred gain (loss) on settled derivatives	0	0	(1,066)	0	(1,066)
Provision (recovery) for doubtful debts	0	362	(208)	0	154
Deferred income taxes	0	277	(744)	0	(467)
Loss on extinguishment of debt	0	0	0	0	0
Amortization of debt issuance costs	4,730	460	4,019	0	9,209
Gain on sale of property and equipment	0	0	(2,248)	0	(2,248)
Deferred rent	0	104	94	0	198
Excess tax benefits related to stock option exercises	0	(463)	0	0	(463)
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenues	0	12,509	(16,673)	0	(4,164)
Inter-corporate current account	(28,259)	7,539	20,720	0	0
Prepaid expenses and other assets	17,325	(1,528)	(26,186)	0	(10,389)
Accounts payable	0	(1,945)	2,403	0	458
Accrued and other liabilities	0	3,073	36,197	0	39,270
Deferred revenue	0	(276)	(2,135)	0	(2,411)

Net cash flows (used in) provided by operating activities	(10,934)	41,943	97,284	0	128,293

Cash Flows From Investing Activities:
Purchase of property and equipment	0	(921)	(23,309)	0	(24,230)
Proceeds from sale of property and equipment	0	0	2,574	0	2,574
Purchase of available-for-sale investments	0	0	(1,188,835)	0	(1,188,835)
Proceeds from maturities and sale of available-for-sale investments	0	0	1,372,990	0	1,372,990
Restricted cash	0	0	3,072	0	3,072
Inter-corporate Loan	0	0	0	0	0
Investment in group companies	0	(255)	0	255	0
Purchase of non-controlling interests	0	0	(23,651)	0	(23,651)

Net cash flows provided by (used in) investing activities	0	(1,176)	142,841	255	141,920

Cash Flows From Financing Activities:
Payments on capital lease obligations	0	0	(450)	0	(450)
Payment of line of credit and term loans	0	(47,500)	(239,500)	0	(287,000)
Proceeds from line of credit and term loans	0	30,000	11,000	0	41,000
Payment of debt related costs	0	0	(2,394)	0	(2,394)
Payment of Senior Notes	0	0	0	0	0
Proceeds from Senior Notes	0	0	0	0	0
Release of restricted cash towards debt retirement	0	0	0	0	0
Proceeds from issuance of equity stock	0	0	0	0	0
Proceeds from exercise of stock options	10,471	(209)	(6,637)	0	3,625
Excess tax benefits related to stock option exercises	463	0	0	0	463
Inter-corporate loan	0	0	0	0	0
Proceeds from equity issue to group companies	0	0	255	(255)	0

Net cash flows provided by (used in) financing activities	10,934	(17,709)	(237,726)	(255)	(244,756)

Effect of exchange rate changes	0	0	21,367	0	21,367

Net change in cash and cash equivalents	0	23,058	23,766	0	46,824
Cash and cash equivalents, beginning of period	0	14,365	80,790	0	95,155

Cash and cash equivalents, end of period	$0	$37,423	$104,556	$0	$141,979

IGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

19. Commitments and contingencies

Capital commitments

As of September 30, 2014, the Company has open purchase orders totaling $38.1 million towards construction of new facilities and purchase of property and equipment.

Bank guarantees

As of September 30, 2014, guarantees and letters of credit provided by banks on behalf of the Company’s subsidiaries, to customs authorities, customers and vendors for capital procurements amounted to $3.6 million. These guarantees and letters of credit have a remaining term of approximately one to five years.

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

Contingencies

The former Chief Executive Officer of the Company has filed a complaint before the Alameda County Superior Court of California seeking compensation for breach of contract, breach of the covenant of good faith, and fair dealing, various Labor Code violations, false promise, and defamation. The Company believes that it has valid defenses against this complaint and has filed a counter complaint on January 29, 2014. Based upon this belief and the inherent difficulties in evaluating the former Chief Executive Officer’s complaint at this stage, the Company cannot reasonably estimate the potential loss, if any. Accordingly, no accrual for loss contingency has been recorded for this matter.

The Company is involved in lawsuits and claims which arise in the ordinary course of business. Management believes that the ultimate outcome of these matters will not have a material adverse impact on its financial position, results of operations and cash flows.

IGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

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

In August 2014, the FASB issued ASU No. 2014-15– “Presentation of Financial Statements – Going Concern” which requires an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued or available to be issued. The ASU defines and clarifies that substantial doubt exists when conditions and events indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date financial statements are issued or available to be issued. The ASU requires management to perform the assessment every interim and annual period. The ASU applies to all entities and is effective for the annual period ending after December 15, 2016. Early application is permitted. The ASU does not have an impact on the consolidated financial statements.

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

Unless otherwise indicated or the context otherwise requires, all references in this report to “IGATE”, the “Company”, “us”, “our”, or “we” are to IGATE Corporation, a Pennsylvania corporation, and its consolidated subsidiaries. IGATE Corporation, through its operating subsidiaries, is a worldwide provider of Information Technology (“IT”) and IT-enabled operations, and provides integrated technology and operations-based solutions to large and medium-sized organizations. These services include application development, application maintenance, business intelligence and analytics, cloud services, engineering design services, enterprise application solutions, enterprise mobility, infrastructure management services, product and engineering solutions embedded systems, product verification and validation, verification and validation and business process outsourcing (“BPO”).

Website Access to SEC Reports

The Company’s website is http://www.igate.com. The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports are available free of charge on the Investors page of the Company’s website as soon as reasonably practicable after the reports are filed electronically with the SEC. The inclusion of our website address above is intended to be an inactive textual reference only and not an active hyperlink to our website. The information contained in, or that can be accessed through, our website is not part of this quarterly report.

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

We have adopted a global delivery model for providing varied and complex IT-enabled services to our global customers spread across multiple locations. With a global presence and world class delivery centers spanning across the Americas, EMEA and Asia-Pacific, as of September 30, 2014, our global operations had 34,455 employees (consisting of 32,414 IT and IT-enabled service professionals and 2,041 individuals working in sales, recruiting, general and administrative roles, of which 28,262 employees were located at offshore and 6,193 employees were located at onsite premises). We have 24 offices worldwide. We combine a single business management system with best industry practices, models and standards. We have tailored delivery models encompassing pure offshore, pure onsite, pure near-shore and blended models (onsite, near-shore, offshore) to meet the specific requirements of our clients. The increase in headcount over the last few quarters demonstrates our ability to attract talent and the anticipation of ramp up of our key deals and clients. We are currently operating under a hire-for-growth model as opposed to our old just-in-time model and we have hired 4,722 employees during the nine months ended September 30, 2014. We expect our hiring numbers to be moderate in the future due to the increase in the adoption of our business model, technology automation and stable retention rates.

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

We service customers in a wide range of industries. Our largest customer is General Electric Company (“GE”), which accounted for approximately 17% and 16% of revenues for the three and nine months ended September 30, 2014 and 13% of revenues for each of the three and nine months ended September 30, 2013. Our second largest customer, Royal Bank of Canada (“RBC”), accounted for approximately 10% of revenues for the three and nine months ended September 30, 2014 and 11% for the three and nine months ended September 30, 2013. IGATE is a Global Preferred Partner of RBC.

Recent Developments

Commencement of Exchange Offer of Notes

On September 19, 2014, the Company offered to exchange all of its outstanding 4.75% Senior Notes due 2019 in the aggregate principal amount of $325,000,000 (which we refer to as the “Old Notes”) for an equal aggregate principal amount of 4.75% Senior Notes due 2019 which have been registered under the Securities Act (which we refer to as the “Exchange Notes”). The exchange offer is designed to provide holders of Old Notes with an opportunity to acquire Exchange Notes which, unlike the Old Notes, will be freely transferable, subject to certain restrictions. The terms of the Exchange Notes will be substantially identical to those of the outstanding Old Notes, except the transfer restrictions, registration rights and additional interest provisions relating to the Old Notes will not apply to the Exchange Notes. The exchange offer expired on October 17, 2014 and all the Notes were tendered by the Note holders.

Reportable Financial Segments

The Company’s Chief Executive Officer, who is also the Chief Operating Decision Maker, has regrouped the organization into vertical-based business units to bring in more industry knowledge and solutions and increase the depth and accountability to the business. However, the Company does not prepare discrete financial information as per the requirements of ASC 280 and as a result segment information is not presented.

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

During the nine months ended September 30, 2014, there were no significant changes to our critical accounting policies and estimates. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2013 provides a more complete discussion of our critical accounting policies and estimates.

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

In August 2014, the FASB issued ASU No. 2014-15– “Presentation of Financial Statements – Going Concern” which requires an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued or available to be issued. The ASU defines and clarifies that substantial doubt exists when conditions and events indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date financial statements are issued or available to be issued. The ASU requires management to perform the assessment every interim and annual period. The ASU applies to all entities and is effective for the annual period ending after December 15, 2016. Early application is permitted. The ASU does not have an impact on the consolidated financial statements.

Results of Operations for the Three Months Ended September 30, 2014 as Compared to the Three Months Ended September 30, 2013 (dollars in thousands):

	Three Months Ended September 30,
	2014		2013		% change of amount from comparable period
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$322,774	100.0%	$293,406	100.0%	10.0%
Cost of revenues (a)	208,801	64.7	172,063	58.6	21.4

Gross margin	113,973	35.3	121,343	41.4	(6.1)
Selling, general and administrative expense	49,934	15.5	46,862	16.0	6.6
Depreciation and amortization	9,384	2.9	8,439	2.9	11.2

Income from operations	54,655	16.9	66,042	22.5	(17.2)
Interest expense	(7,492)	(2.3)	(20,256)	(6.9)	(63.0)
Foreign exchange gain (loss), net	3,169	1.0	(4,372)	(1.5)	172.5
Other income	4,153	1.3	5,213	1.8	(20.3)

Income before income taxes	54,485	16.9	46,627	15.9	16.9
Income tax expense (b)	17,088	5.3	14,634	5.0	—

Net income	37,397	11.6	31,993	10.9	16.9
Non-controlling interest	89	0.0	97	0.0	(8.2)

Net income attributable to IGATE Corporation	37,308	11.6	31,896	10.9	17.0
Accretion to preferred stock	152	0.1	126	0.1	20.6
Preferred dividend	8,653	2.7	7,994	2.7	8.2

Net income (loss) attributable to IGATE common shareholders	$28,503	8.8%	$23,776	8.1%	19.9%

(a)	Cost of revenues is exclusive of depreciation and amortization.
(b)	As the effective tax rate is a better comparable measure, the percent change from comparable period is not computed.

Revenues

Revenues increased by 10.0% for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. The increase is directly attributable to the combination of increased business with our recurring customers by 8.8% and business with new customers by 2.1%, which was partly offset by the cessation of business with certain existing customers by 0.9%. We have strategized our priority of expanding our relationships with our existing clients. There was an immaterial currency impact during the three months ended September 30, 2014 as compared to the corresponding period as the cross currency movements offset each other.

Our top five customers accounted for 39.0% and 40.0% of the revenues for the three months ended September 30, 2014 and 2013, respectively.

Revenues by Geography

The following table presents our consolidated domestic and international revenues as a percentage of consolidated revenues based on customer geography (in thousands):

	Three Months Ended September 30,
	2014		2013
	Amount	%	Amount	%
Revenues:
United States	$225,565	69.9	$202,591	69.0
Canada	31,331	9.7	32,158	11.0
EMEA (1)	47,789	14.8	41,293	14.1
Asia Pacific	18,089	5.6	17,364	5.9

Total revenues	$322,774	100.0	$293,406	100.0

(1)	Comprises of Europe, Middle East and African countries.

United States revenues increased to $225.6 million for the three months ended September 30, 2014, or 69.9% of total revenues, from $202.6 million, or 69.0% of total revenues, for the three months ended September 30, 2013. The $23.0 million increase was primarily attributable to increased business with our recurring customers contributing $19.3 million, which is offset by $1.3 million in lost revenues as a result of projects completed and a $5.0 million increase in revenues from new customers.

Canada revenues decreased to $31.3 million for the three months ended September 30, 2014, or 9.7% of total revenues, from $32.1 million, or 11.0% of total revenues, for the three months ended September 30, 2013. The $0.8 million decrease was primarily attributable to decreased business with our recurring customers contributing $0.8 million.

EMEA revenues increased to $47.8 million for the three months ended September 30, 2014, or 14.8% of total revenues, from $41.3 million, or 14.1% of total revenues, for the three months ended September 30, 2013. The $6.5 million increase was primarily attributable to increased business with our recurring customers contributing $6.6 million, which is offset by $0.6 million in lost revenues as a result of projects completed and a $0.5 million increase in revenues from new customers. The revenue growth in Europe was driven by our increased focus and strong traction in existing markets.

Asia Pacific revenues increased to $18.1 million for the three months ended September 30, 2014, or 5.6% of total revenues, from $17.4 million, or 5.9% of total revenues, for the three months ended September 30, 2013. The $0.7 million increase was primarily attributable to increased business with our recurring customers contributing $0.8 million, which is offset by $0.7 million in lost revenues as a result of projects completed and $0.6 million increase in revenues from new customers.

Revenue by verticals

The following table presents our consolidated revenues as a percentage of consolidated revenues based on customer business verticals (in thousands):

	Three Months Ended September 30,
	2014		2013
	Amount	%	Amount	%
Revenues:
Banking and financial services	$74,412	23.0	$64,520	22.0
Insurance	62,186	19.3	66,019	22.5
Healthcare and life sciences	30,406	9.4	26,217	8.9
Manufacturing	90,940	28.2	78,091	26.6
Retail and consumer packaged goods	27,083	8.4	26,186	9.0
Services	37,747	11.7	32,373	11.0

Total revenues	$322,774	100.0	$293,406	100.0

Banking and financial services revenues increased to $74.4 million for the three months ended September 30, 2014, or 23.0% of total revenues, from $64.5 million, or 22.0% of total revenues, for the three months ended September 30, 2013. The $9.9 million increase was primarily attributable to increased business with our recurring customers contributing $10.2 million, which is offset by $0.4 million in lost revenues as a result of projects completed and $0.1 million increase in revenues from new customers. We continue to see strength in banking and financial services and our Reference Data Management Solution designed for clients continue to gain traction.

Insurance revenues decreased to $62.2 million for the three months ended September 30, 2014, or 19.3% of total revenues, from $66.0 million, or 22.5% of total revenues, for the three months ended September 30, 2013. The $3.8 million decrease was primarily attributable to a $3.5 million decrease in business with our recurring customers, and $0.4 million in lost revenues as a result of projects completed partly offset by $0.1 million increase in revenues from new customers.

Healthcare and life sciences revenues increased to $30.4 million for the three months ended September 30, 2014, or 9.4% of total revenues, from $26.2 million, or 8.9% of total revenues, for the three months ended September 30, 2013. The $4.2 million increase was primarily attributable to increased business with our recurring customers contributing $1.3 million, which is offset by $0.2 million in lost revenues as a result of projects completed and $3.1 million increase in revenues from new customers.

Manufacturing revenues increased to $90.9 million for the three months ended September 30, 2014, or 28.2% of total revenues, from $78.1 million, or 26.6% of total revenues, for the three months ended September 30, 2013. The $12.8 million increase was primarily attributable to increased business with our recurring customers contributing $12.4 million, which is offset by $1.0 million in lost revenues as a result of projects completed and $1.4 million increase in revenues from new customers.

Retail and consumer packaged goods revenues increased to $27.1 million for the three months ended September 30, 2014, or 8.4% of total revenues, from $26.2 million, or 9.0% of total revenues, for the three months ended September 30, 2013. The $0.9 million increase was primarily attributable to increased business with our recurring customers contributing $1.1 million, which is offset by $0.2 million in lost revenues as a result of projects completed.

Services revenues increased to $37.7 million for the three months ended September 30, 2014, or 11.7% of total revenues, from $32.4 million, or 11.0% of total revenues, for the three months ended September 30, 2013. The $5.4 million increase was primarily attributable to increased business with our recurring customers contributing $5.7 million, which is offset by $0.7 million in lost revenues as a result of projects completed and a $0.4 million increase in revenues from new customers.

Revenue by project type

The following table presents our consolidated revenues as a percentage of consolidated revenues based on project type (in thousands):

	Three Months Ended September 30,
	2014		2013
	Amount	%	Amount	%
Revenues:
Fixed price	$213,149	66.0	$187,535	63.9
Time and material	109,625	34.0	105,871	36.1

Total revenues	$322,774	100.0	$293,406	100.0

Fixed price revenues primarily represents annual maintenance contract/fixed time frame contracts, which include application maintenance and support services, on which revenue is recognized ratably over the term of maintenance. Revenues increased to $213.1 million for the three months ended September 30, 2014, or 66.0% of total revenues, from $187.5 million, or 63.9% of total revenues, for the three months ended September 30, 2013. The $25.6 million increase was primarily attributable to increased business with our recurring customers contributing $22.2 million, which is offset by $1.1 million in lost revenues as a result of projects completed and a $4.5 million increase in revenues from new customers.

Time and material projects are projects wherein contract payments are based on the number of consultant hours worked on the project. Revenues increased to $109.6 million for the three months ended September 30, 2014, or 34.0% of total revenues, from $105.9 million, or 36.1% of total revenues, for the three months ended September 30, 2013. The $3.8 million increase was primarily attributable to increased business with our recurring customers contributing $3.7 million, which is offset by $1.5 million in lost revenues as a result of projects completed and a $1.6 million increase in revenues from new customers.

Revenue Mix and Utilization

The following table presents percentages of our revenue mix and utilization:

	Three Months Ended September 30,
	2014	2013
	%	%
Efforts:
Onsite	22.8	21.5
Offshore	77.2	78.5
Revenue Mix:
Onsite	50.3	48.9
Offshore	49.7	51.1
Realized Rate (IT and Consulting Services):
Onsite	64.8	67.9
Offshore	19.5	20.2
Utilization:
Utilization (IT and Consulting Services)	71.0	79.4
Utilization (BPO)	91.2	95.8
Utilization	74.2	82.3

During the three months ended September 30, 2014, there was an increase in revenue from onsite directly attributable to an increase in the use of onsite resources. During the quarter ended September 30, 2014, we increased our investments in building talent capital, leadership, and learning and solution development with a view to build long term value and thereby strengthen our competitive position. The increased investments were also directly responsible for a decrease in realized and utilization rates during the three months ended September 30, 2014. We believe our increased on-site presence, stable future hiring, increased automation and other scale benefits will improve utilization rates.

Gross margin

Our Gross margin percentage was 35.3% for the three months ended September 30, 2014, as compared to 41.4% for the three months ended September 30, 2013. In addition to our increased hiring, investments in business tools, methodology and capabilities and the initial set up and conversion costs associated with ramping up for our large deals have resulted in lower margins during the quarter. However, our continuous investments in people, capabilities and infrastructure will enable us to strengthen our position as a transformational ITOPS solutions provider and drive our revenue growth. The details of our gross margin are as follows (in thousands):

Gross Margin Metrics:

	Three Months Ended September 30,
	2014	2013
Revenue	$322,774	$293,406
Cost of revenues:
Direct salary costs	179,094	144,921
Direct travel costs	9,385	7,438
Direct other costs	20,322	19,704

Gross Margin	$113,973	$121,343

As we conduct business through our globally integrated onsite and offshore delivery locations, primarily in India, the strengthening or weakening of the USD against other currencies, has a direct effect on our costs by reducing or increasing the cost of our services in offshore delivery centers which impacts our profitability.

During the three months ended September 30, 2014, the decrease in gross margin percentage was directly attributable to an decrease in utilization by 2.2%, increase in salaries and other costs directly associated with billable professionals, including payroll taxes by 2.8%, increase in travel and immigration costs including visa fees by 0.4%. The decrease was also impacted by adverse movement of the USD against other currencies by 0.7%.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) include all costs that are not directly associated with revenue-generating activities. These include employee costs, corporate costs and facilities costs. Employee costs include selling, marketing and administrative salaries and related employee benefits and training costs. Corporate costs include costs such as marketing and advertisement expense, reorganization costs, legal, accounting and outside consulting fees. Facilities costs primarily include rent and communications costs. Our SG&A percentage was 15.5% for the three months ended September 30, 2014, as compared to 16.0% for the three months ended September 30, 2013. The SG&A expense details are as follows (in thousands):

	Three Months Ended September 30,
	2014	2013
Employee costs	$25,666	$23,341
Travel costs	3,200	3,084
Corporate costs:
- Marketing costs	1,066	1,164
- Legal costs	1,094	1,680
- Other corporate costs	5,784	5,404

Total Corporate costs	7,944	8,248
Facility costs	13,124	12,189

Selling, general and administrative expenses	$49,934	$46,862

Total SG&A expenses for the three months ended September 30, 2014 increased by $3.1 million as compared to the three months ended September 30, 2013.

Employee costs increased by $2.3 million for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, due to increase in stock-based compensation expenses by $0.9 million, higher staff welfare expenses by $0.8 million and higher salary, overhead expenses and benefits by $0.6 million.

Our corporate costs decreased by $0.3 million for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. The decrease was primarily attributable to the decrease in legal fees by $0.6 million related to ongoing general litigation matters which was partly offset by an increase in subscription fees by $0.3 million.

Facilities costs increased by $1.0 million for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. The increase was primarily on account of increase in rent and related expenses by $0.8 million.

Depreciation and amortization costs

Depreciation and amortization costs were 2.9% of revenue for each of the three months ended September 30, 2014 and 2013, respectively.

Operating income

Our operating margin (operating income as a percentage of revenue) was 16.9% and 22.5% for the three months ended September 30, 2014 and 2013, respectively. The decrease was mainly due to decrease in margins and an increase in selling, general and administrative expenses.

Interest expense

Interest expenses were 2.3% and 6.9% of revenues for the three months ended September 30, 2014 and 2013, respectively. The details of interest expense are as follows (in thousands):

	Three Months Ended September 30,
	2014	2013
Interest on Senior Notes (including amortization of debt issuance costs)	$4,110	$18,950
Interest expense on line of credit and term loans (including amortization of debt issuance costs)	3,142	1,187
Interest on uncertain tax position	75	99
Other interest charges	165	20

	$7,492	$20,256

The decrease in interest expense of $12.8 million for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 was primarily on account of lower interest of 4.75% on the new Senior Notes as compared to 9.00% on the extinguished Senior Notes.

Foreign exchange gain (loss), net

Foreign exchange gain was $3.2 million for the three months ended September 30, 2014 as compared to a loss of $4.4 million for the three months ended September 30, 2013, respectively.

We recognized foreign currency gain of $4.4 million and loss of $9.4 million on foreign exchange derivative contracts related to inter-company and customer receivables and forecasted revenues for the three months ended September 30, 2014 and 2013, respectively. During the three months ended September 30, 2013, we recognized net unrealized gain of $0.3 million on a foreign exchange forward contract that was entered to hedge the exchange risk on our foreign currency denominated investments classified as available-for-sale securities.

We also recognized a foreign currency loss of $0.1 million on the re-measurement of other monetary assets and liabilities and loss of $1.3 million on the re-measurement of the unsecured revolving working credit facility for the three months ended September 30, 2014, as compared to a gain of $7.2 million on the re-measurement of other monetary assets and liabilities and a loss of $2.5 million on the re-measurement of unsecured revolving working credit facility for the three months ended September 30, 2013.

Other income, net

Other income was 1.3% and 1.8% of revenues for the three months ended September 30, 2014 and 2013, respectively. The details of other income are as follows (in thousands):

	Three Months Ended September 30,
	2014	2013
Investment income	$3,455	$4,088
Interest income	63	705
Gain on sale of fixed assets	64	8
Other	571	412

Other income, net	$4,153	$5,213

The decrease in other income is primarily due to the reduction in the investment income. Our investment base as of July 01, 2014 and 2013 was $150.9 million and $275.2 million, respectively.

Income taxes

Our reported effective tax rate (“ETR”), including discrete items, was 31.4% during each of the three months ended September 30, 2014 and 2013.

There are no major variances in the components of reported ETR during the three months ended September 2014 as compared to the three month ended September 2013.

Non-controlling interest

Post the approval of the merger scheme of IGATE Global Solutions Limited (“IGATE Global”) on May 10, 2013 by the High Court of Judicature at Mumbai approving the merger of IGATE Computer Systems Limited (“IGATE Computer”) with IGATE Global, shareholders of IGATE Computer who did not tender their shares during the exit period (until May 27, 2013) were issued IGATE Global shares in the ratio of five equity shares of IGATE Global for twenty two equity shares of IGATE Computer. The Company has no obligation to redeem the shares and accordingly the remaining redeemable non-controlling interest was reclassified to permanent equity. The shares held by general public as of September 30, 2014 and 2013 represents approximately 0.5% of the outstanding share capital of IGATE Global.

For the three months ended September 30, 2014, we recorded $0.1 million share of profits and $0.2 million of accumulated other comprehensive loss attributable to non-controlling interest as compared to $0.1 million share of profits and $2.0 million of accumulated other comprehensive income attributable to non-controlling interest for the three months ended September 30, 2013.

Preferred dividend

On February 1, 2011, pursuant to the securities purchase agreement with Viscaria Limited dated January 10, 2011, we issued 210,000 shares of Series B Preferred Stock for a consideration of $210 million and an additional 120,000 shares were issued on May 9, 2011 for a consideration of $120 million. We have accrued cumulative dividends of $8.7 million and $8.0 million at a rate of 8.00% per annum, compounded quarterly, for the three months ended September 30, 2014 and 2013, respectively.

Results of Operations for the Nine Months Ended September 30, 2014 as Compared to the Nine Months Ended September 30, 2013 (dollars in thousands):

	Nine Months Ended September 30,
	2014		2013		% change of Amount from comparable period
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$936,725	100.0%	$851,592	100.0%	10.0%
Cost of revenues (a)	595,314	63.6	518,073	60.8	14.9

Gross margin	341,411	36.4	333,519	39.2	2.4
Selling, general and administrative expense	140,103	15.0	139,004	16.3	0.8
Depreciation and amortization	27,660	2.9	26,305	3.1	5.2

Income from operations	173,648	18.5	168,210	19.8	3.2
Interest expense	(43,317)	(4.6)	(67,025)	(7.9)	(35.4)
Foreign exchange gain, net	6,090	0.7	92	0.0	6519.6
Loss on extinguishment of debt (b)	(51,760)	(5.5)	—	—	—
Other income	15,147	1.6	39,910	4.7	(62.0)

Income before income taxes	99,808	10.7	141,187	16.6	(29.3)
Income tax expense (c)	27,486	2.9	44,461	5.2	—

Net income	72,322	7.8	96,726	11.4	(25.2)
Non-controlling interest	282	0.1	97	0.0	190.7

Net income attributable to IGATE	72,040	7.7	96,629	11.4	(25.4)
Accretion to preferred stock	436	0.0	361	0.1	20.8
Preferred dividend	25,182	2.7	23,246	2.7	8.3

Net income attributable to IGATE common shareholders	$46,422	5.0%	$73,022	8.6%	(36.4)%

(a)	Cost of revenues is exclusive of depreciation and amortization.
(b)	As there is no amount in the previous period, the percent change from previous period is not computed.
(c)	As the effective tax rate is a better comparable measure, the percent change from comparable period is not computed.

Revenues

Revenues increased by 10.0% for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. The increase is directly attributable to the combination of increased business with our recurring customers by 9.4% and business with new customers by 1.5%, which was partly offset by the cessation of business with certain existing customers by 0.7%. We have strategized our priority of expanding our relationships with our existing clients. The movement of the USD against various other currencies had a net adverse impact on our revenues of 0.2% during the nine months ended September 30, 2014 as compared to the corresponding period in the previous year.

Our top five customers accounted for 38.9% and 40.0% of the revenues for the nine months ended September 30, 2014 and 2013, respectively.

Revenues by Geography

The following table presents our consolidated domestic and international revenues as a percentage of consolidated revenues based customer geography (in thousands):

	Nine Months Ended September 30,
	2014		2013
	Amount	%	Amount	%
Revenues:
United States	$645,881	69.0	$596,583	70.1
Canada	90,247	9.6	91,243	10.7
EMEA (1)	146,470	15.6	110,016	12.9
Asia Pacific	54,127	5.8	53,750	6.3

Total revenues	$936,725	100.0	$851,592	100.0

(1)	Comprises of Europe, Middle East and African countries.

United States revenues increased to $645.9 million for the nine months ended September 30, 2014, or 69.0% of total revenues, from $596.6 million, or 70.1% of total revenues, for the nine months ended September 30, 2013. The $49.3 million increase was primarily attributable to increased business with our recurring customers contributing $42.8 million, which is offset by $3.5 million in lost revenues as a result of projects completed and $10.0 million increase in revenues from new customers.

Canada revenues decreased to $90.2 million for the nine months ended September 30, 2014, or 9.6% of total revenues, from $91.2 million, or 10.7% of total revenues, for the nine months ended September 30, 2013. The $1.0 million decrease was primarily attributable to decreased business with our recurring customers contributing $0.9 million, which is offset by $0.1 million in lost revenues as a result of projects completed.

EMEA revenues increased to $146.5 million for the nine months ended September 30, 2014, or 15.6% of total revenues, from $110.0 million, or 12.9% of total revenues, for the nine months ended September 30, 2013. The $36.5 million increase was primarily attributable to increased business with our recurring customers contributing $36.3 million, which is offset by $1.2 million in lost revenues as a result of projects completed and a $1.4 million increase in revenues from new customers. The revenue growth in Europe was driven by our increased focus and strong traction in existing markets.

Asia Pacific revenues increased to $54.1 million for the nine months ended September 30, 2014, or 5.8% of total revenues, from $53.7 million, or 6.3% of total revenues, for the nine months ended September 30, 2013. The $0.4 million increase was primarily attributable to decreased business with our recurring customers contributing $0.2 million, which is offset by $0.7 million in lost revenues as a result of projects completed and $1.3 million increase in revenues from new customers.

Revenue by verticals

The following table presents our consolidated revenues as a percentage of consolidated revenues based on customer business verticals (in thousands):

	Nine Months Ended September 30,
	2014		2013
	Amount	%	Amount	%
Revenues:
Banking and financial services	$216,573	23.1	$184,947	21.7
Insurance	185,886	19.9	191,390	22.5
Healthcare and life sciences	85,872	9.2	81,174	9.5
Manufacturing	253,165	27.0	225,985	26.5
Retail and consumer packaged goods	81,004	8.6	74,699	8.8
Services	114,225	12.2	93,397	11.0

Total revenues	$936,725	100.0	$851,592	100.0

Banking and financial services revenues increased to $216.6 million for the nine months ended September 30, 2014, or 23.1% of total revenues, from $184.9 million, or 21.7% of total revenues, for the nine months ended September 30, 2013. The $31.6 million increase was primarily attributable to increased business with our recurring customers contributing $31.5 million, offset by $0.3 million in lost revenues as a result of projects completed and $0.4 million increase in revenue from new customers. We continue to see strength in banking and financial services and our Reference Data Management Solution designed for clients continue to gain traction.

Insurance revenues decreased to $185.9 million for the nine months ended September 30, 2014, or 19.9% of total revenues, from $191.4 million, or 22.5% of total revenues, for the nine months ended September 30, 2013. The $5.5 million decrease was primarily attributable to a $5.5 million decrease in business with our recurring customers, and $0.2 million in lost revenues as a result of projects completed partly offset by $0.2 million increase in revenues from new customers.

Healthcare and life sciences revenues increased to $85.9 million for the nine months ended September 30, 2014, or 9.2% of total revenues, from $81.2 million, or 9.5% of total revenues, for the nine months ended September 30, 2013. The $4.7 million increase was primarily attributable to revenues from new customers contributing $6.7 million, offset by $0.9 million in lost revenues as a result of projects completed and $1.1 million decrease in business with our recurring customers.

Manufacturing revenues increased to $253.2 million for the nine months ended September 30, 2014, or 27.0% of total revenues, from $226.0 million, or 26.5% of total revenues, for the nine months ended September 30, 2013. The $27.2 million increase was primarily attributable to increased business with our recurring customers contributing $27.1 million, offset by $2.8 million in lost revenues as a result of projects completed and $2.9 million increase in revenue from new customers.

Retail and consumer packaged goods revenues increased to $81.0 million for the nine months ended September 30, 2014, or 8.6% of total revenues, from $74.7 million, or 8.8% of total revenues, for the nine months ended September 30, 2013. The $6.3 million increase was primarily attributable to increased business with our recurring customers contributing $4.5 million, offset by $0.1 million in lost revenues as a result of projects completed and $1.9 million increase in revenue from new customers.

Services revenues increased to $114.2 million for the nine months ended September 30, 2014, or 12.2% of total revenues, from $93.4 million, or 11.0% of total revenues, for the nine months ended September 30, 2013. The $20.8 million increase was primarily attributable to revenues from new customers contributing $21.4 million, offset by $1.3 million in lost revenues as a result of projects completed and a $0.7 million increased business with our recurring customers.

Revenue by project type

The following table presents our consolidated revenues as a percentage of consolidated revenues based on project type (in thousands):

	Nine Months Ended September 30,
	2014		2013
	Amount	%	Amount	%
Revenues:
Fixed price	$624,837	66.7	$535,353	62.9
Time and material	311,888	33.3	316,239	37.1

Total revenues	$936,725	100.0	$851,592	100.0

Fixed price revenues primarily represents annual maintenance contract/fixed time frame contracts, which include application maintenance and support services, on which revenue is recognized ratably over the term of maintenance. Revenues increased to $624.8 million for the nine months ended September 30, 2014, or 66.7% of total revenues, from $535.4 million, or 62.9% of total revenues, for the nine months ended September 30, 2013. The $89.4 million increase was primarily attributable to increased business with our recurring customers contributing $83.4 million, which is offset by $2.4 million in lost revenues as a result of projects completed and a $8.4 million increase in revenues from new customers.

Time and material projects are projects wherein contract payments are based on the number of consultant hours worked on the project. Revenues decreased to $311.9 million for the nine months ended September 30, 2014, or 33.3% of total revenues, from $316.2 million, or 37.1% of total revenues, for the nine months ended September 30, 2013. The $4.3 million decrease was primarily attributable to decrease in business with our recurring customers contributing $5.5 million, which is offset by $3.1 million in lost revenues as a result of project completion and a $4.3 million increase in revenues from new customers.

Revenue Mix and Utilization – IT and Consulting Services

The following table presents our revenue mix and utilization percentages for IT and Consulting Services:

	Nine Months Ended September 30,
	2014	2013
	%	%
Efforts:
Onsite	22.3	21.8
Offshore	77.7	78.2
Revenue:
Onsite	49.7	48.8
Offshore	50.3	51.2
Realized Rate (IT and Consulting Services):
Onsite	65.7	68.0
Offshore	19.5	20.0
Utilization:
Utilization (IT and Consulting Services)	72.9	77.1
Utilization (BPO)	94.1	94.8
Utilization	76.3	80.2

During the nine months ended September 30, 2014, there was an increase in revenue from onsite directly attributable to an increase in the use of onsite resources. During the recent quarters, we increased our investments in building talent capital, leadership, and learning and solution development with a view to build long term value and thereby strengthen our competitive position. The increased investments were also directly responsible for our decrease in realized and utilization rates during the nine months ended September 30, 2014. We believe our increased higher on-site presence, stable future hiring, increased automation and other scale benefits will improve utilization rates.

Gross margin

Our Gross margin percentage was 36.4% for the nine months ended September 30, 2014, as compared to 39.2% for the nine months ended September 30, 2013. In addition to our increased hiring, investments in business tools, methodology and capabilities and the initial set up and conversion costs associated with ramping up for our large deals have resulted in lower margin during the nine months ended September 30, 2014. However, our continuous investments in people, capabilities and infrastructure will enable us to strengthen our position as a transformational ITOPS solutions provider and drive our revenue growth. The details of our gross margin are as follows (in thousands):

Gross Margin Metrics:

	Nine Months Ended September 30,
	2014	2013
Revenue	$936,725	$851,592
Cost of revenues:
Direct salary costs	501,724	433,546
Direct travel costs	30,403	28,537
Direct other costs	63,187	55,990

Gross Margin	$341,411	$333,519

As we conduct business through our globally integrated onsite and offshore delivery locations, primarily in India, the strengthening or weakening of the USD against other currencies, has a direct effect on our costs by reducing or increasing the cost of our services in offshore delivery centers which impacts our profitability.

During the nine months ended September 30, 2014, the decrease in gross margin percentage was directly attributable to an increase in salaries, performance incentives and other costs directly associated with billable professionals, including payroll taxes by 2.6%, decrease in utilization by 1.2%, which was offset by favorable movement of the USD against the other currencies by 1.0%.

Selling, general and administrative expenses

SG&A include all costs that are not directly associated with revenue-generating activities. These include employee costs, corporate costs and facilities costs. Employee costs include selling, marketing and administrative salaries and related employee benefits and training costs. Corporate costs include costs such as marketing and advertisement expense, reorganization costs, legal, accounting and outside consulting fees. Facilities costs primarily include rent and communications costs. Our SG&A percentage was 15.0% for the nine months ended September 30, 2014, as compared to 16.3% for the nine months ended September 30, 2013. The SG&A expense details are as follows (in thousands):

	Nine Months Ended September 30,
	2014	2013
Employee costs	$70,783	$65,840
Travel costs	8,979	9,147
Corporate costs:
- Marketing costs	4,912	4,952
- Legal costs	1,835	4,604
- Other corporate costs	16,385	19,473

Total Corporate costs	23,132	29,029
Facility costs	37,209	34,988

Selling, general and administrative expenses	$140,103	$139,004

Total SG&A expenses for the nine months ended September 30, 2014 increased by $1.1 million as compared to the nine months ended September 30, 2013.

Employee costs increased by $4.9 million for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, resulting from an increase due to employee stock-based compensation expenses of $2.1 million, staff welfare expenses of $1.5 million and salary costs of $1.3 million.

Our corporate costs decreased by $5.9 million for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. Legal costs decreased by $2.8 million primarily due to decreased professional fees of $1.4 million related to ongoing general litigation matters and the Company also received from an insurance company a reimbursement of $1.4 million against the payment towards a claim brought against us by a former employee. Other corporate costs decreased by $3.1 million mainly due to decrease in merger and reorganization expenses of $5.0 million incurred in connection with implementation of structural changes, reversal of provision for doubtful debts by $0.7 million, professional and accounting fees by $0.5 million, which was partly offset by $2.3 million increase in service, state and withholding taxes and an increase in recruitment expenses by $0.9 million.

Facilities costs increased by $2.2 million for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. The increase was primarily on account of increase in rent and related expenses by $2.2 million.

Depreciation and amortization costs

Depreciation and amortization costs were consistent at 2.9% and 3.1% of revenue for the nine months ended September 30, 2014 and 2013, respectively.

Operating income

Our operating margin (operating income as a percentage of revenue) was 18.5% and 19.8% for the nine months ended September 30, 2014 and 2013, respectively. Although, the operating margin decreased marginally as a percentage of revenue due to the higher revenue base in 2014 as compared to 2013, it increased in absolute terms.

Interest expense

Interest expenses were 4.6% and 7.9% of revenues for the nine months ended September 30, 2014 and 2013, respectively. The details of interest expense are as follows (in thousands):

	Nine Months Ended September 30,
	2014	2013
Interest on Senior Notes (including amortization of debt issuance costs)	$31,592	$56,705
Interest expense on line of credit and term loans (including amortization of debt issuance costs)	10,334	9,930
Interest on uncertain tax position	1,142	316
Other interest charges	249	74

	$43,317	$67,025

The decrease in interest expense of $23.7 million for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 was primarily on account of lower interest of 4.75% on the new Senior Notes as compared to 9.00% on the extinguished Senior Notes.

Foreign exchange gain, net

Foreign exchange gain was $6.1 million and $0.1 million for the nine months ended September 30, 2014 and 2013, respectively.

We recognized foreign currency gain of $8.4 million and loss of $9.3 million on foreign exchange derivative contracts related to inter-company and customer receivables and forecasted revenues for the nine months ended September 30, 2014 and 2013, respectively. During the nine months ended September 30, 2013, we recognized net unrealized gain of $0.2 million on a foreign exchange forward contract that was entered to hedge the exchange risk on our foreign currency denominated investments classified as available-for-sale securities.

We also recognized a foreign currency loss of $2.4 million on the re-measurement of other monetary assets and liabilities and gain of $0.1 million on the re-measurement of the unsecured revolving working credit facility for the nine months ended September 30, 2014, as compared to a gain of $16.1 million on the re-measurement of other monetary assets and liabilities, a loss of $6.4 million on the re-measurement of unsecured revolving working credit facility, a loss of $0.9 million on the re-measurement of escrow account balance and a gain of $0.4 million on re-measurement of redeemable non-controlling interest for the nine months ended September 30, 2013.

Loss on extinguishment of debt

On April 22, 2014, pursuant to the “Optional Redemption” clause, as per the terms of the Indenture of Senior Notes due May 1, 2016, the Company redeemed 9.00% Senior Notes of $770 million together with a make whole premium of $36.3 million and charged the loss on extinguishment of $51.8 million (inclusive of unamortized debt issuance cost of $15.5 million) to earnings during the second quarter of 2014. The Company redeemed the Senior Notes due by partly raising funds through the private placement of $325 million principal amount of 4.75% Senior Notes due April 15, 2019 (the “Notes”) to several initial purchasers. See Note 6 for more details on the new Notes.

Other income, net

Other income was 1.6% and 4.7% of revenues for the nine months ended September 30, 2014 and 2013, respectively. The details of other income are as follows (in thousands):

	Nine Months Ended September 30,
	2014	2013
Investment income	$10,995	$30,057
Interest income	1,877	2,986
Gain (loss) on sale of fixed assets	82	2,248
Forfeiture of vested stock options	—	3,005
Other	2,193	1,614

Other income, net	$15,147	$39,910

The decrease in other income is primarily due to the reduction in the investment income. Our investment base as of January 01, 2014 and 2013 was $181.4 million and $510.8 million, respectively.

The Company sold some of the lands located in India and realized a gain of $2.2 million for the nine months ended September 30, 2013.

Interest income received on tax refunds from tax authorities amounted to $0.7 million for the nine months ended September 30, 2014 as compared to $2.3 million for the nine months ended September 30, 2013. Interest received from customer as part of the receivables settlement is $0.7 million for the nine months ended September 30, 2014 and interest received on term and other bank deposits amounted to $0.4 million for the nine months ended September 30, 2014 as compared to $0.7 million for the nine months ended September 30, 2013.

Additionally, other income for the nine months ended September 30, 2013, includes approximately $3.0 million attributable to the forfeiture of vested stock options in connection with the termination of our former Chief Executive Officer.

Income taxes

Our reported ETR, including discrete items recorded during the period, was 27.5% and 31.5% during the nine months ended September 30, 2014 and 2013, respectively.

The Company recognized a tax benefit in the U.S. jurisdiction of $19.7 million during the nine months ended September 30, 2014 related to the loss on extinguishment of debt of $51.8 million (inclusive of unamortized debt issuance cost of $15.5 million).

During the nine months ended September 30, 2014, the Company released valuation allowance of $2.3 million pertaining to its subsidiary in U.K. and Singapore jurisdiction. The Company weighed all evidences and determined that the positive evidences relating to the reliability of its deferred tax asset particularly the evidences that were objectively verifiable outweighed the negative evidences. The positive evidences that outweighed the negative evidences includes (i) three years cumulative income position; (ii) the strong positive trend in the subsidiary’s financial performance over four consecutive quarters; (iii) the forecasted income for 2014 and future taxable income; (iv) indefinite carry forward period of the net operating losses; and (v) improved trend in earnings and increased customer revenues from contracts entered in 2013. Accordingly, the Company concluded that it is more likely than not that the deferred tax assets will be realized and released the valuation allowance.

The impact of the above resulted in lower ETR during the nine months ended September 30, 2014.

The Company recorded a tax expense of $3.0 million as a result of increase in Indian statutory tax rate on the deferred tax liability as per the new legislation. The Company also recorded a discrete tax benefit of $4.1 million on account of merger of entities in India jurisdiction. This led to a net tax benefit of 1.1 million for nine months ended September 30, 2013 in the India jurisdiction.

Non-controlling interest

Post the approval of the merger scheme of IGATE Global on May 10, 2013 by the High Court of Judicature at Mumbai approving the merger of IGATE Computer with IGATE Global, shareholders of IGATE Computer who did not tender their shares during the exit period (until May 27, 2013) were issued IGATE Global shares in the ratio of five equity shares of IGATE Global for twenty two equity shares of IGATE Computer. The Company had no obligation to redeem the shares and accordingly the remaining redeemable non-controlling interest was reclassified to permanent equity. The shares held by general public as of September 30, 2014 and 2013 represents approximately 0.5% of the outstanding share capital of IGATE Global.

For the nine months ended September 30, 2014, we recorded $0.3 million share of profits and $0.1 million of accumulated other comprehensive loss attributable to non-controlling interest as compared to $0.1 million share of profits and $2.0 million of accumulated other comprehensive income attributable to non-controlling interest for the nine months ended September 30, 2013.

Preferred dividend

On February 1, 2011, pursuant to the securities purchase agreement with Viscaria Limited dated January 10, 2011, we issued 210,000 shares of Series B Preferred Stock for a consideration of $210 million and an additional 120,000 shares were issued on May 9, 2011 for a consideration of $120 million. We have accrued cumulative dividends of $25.2 million and $23.2 million at a rate of 8.00% per annum, compounded quarterly, for the nine months ended September 30, 2014 and 2013, respectively.

Use of non-GAAP Financial Measures:

We believe that providing adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) and non-GAAP net income and non-GAAP basic and diluted earnings per share in addition to the related GAAP measures provides investors with greater transparency to the information used by our management in our financial and operational decision-making. These non-GAAP measures are also used by management in connection with our performance compensation programs.

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

The non-GAAP financial measures contained herein exclude the following items:

•	Amortization of intangible assets: Intangible assets primarily comprise of customer relationships. We incur charges relating to the amortization of these intangibles. These charges are included in our GAAP presentation of earnings from operations, operating margin, net income and diluted earnings per share. We exclude these charges for purposes of calculating these non-GAAP measures.

•	Stock-based compensation: Although stock-based compensation is an important component of the compensation of our employees and executives, determining the fair value of the stock-based instruments involves a high degree of judgment and estimation and the expense recorded may not reflect the actual value realized upon the future exercise or termination of the related stock-based awards. Furthermore, unlike cash compensation, the value of stock-based compensation is determined using a complex formula that incorporates factors, such as market volatility, that are beyond our control. Management believes it is useful to exclude stock-based compensation in order to better understand the long-term performance of our core business.

•	Foreign exchange (gain)/loss: From time to time, we recognize foreign currency losses on re-measurement of escrow account balance and foreign exchange gains on re-measurement of redeemable non-controlling interest liability. We believe that eliminating the non-capitalized items for purposes of calculating these non-GAAP measures facilitates a more meaningful evaluation of our current performance and comparisons to its past performance.

•	Delisting expenses: We voluntarily delisted the equity shares of our majority owned subsidiary, IGATE Computer from the National Stock Exchange of India Limited and the Bombay Stock Exchange Limited and the American Depository Shares from the New York Stock Exchange. Delisting is an infrequent activity and expenses incurred in connection therein are inconsistent in amount and are significantly impacted by the timing and nature of the delisting. We believe that eliminating these expenses for purposes of calculating these non-GAAP measures facilitates a more meaningful evaluation of our current operating performance and comparisons to its past operating performance.

•	Merger and reorganization expenses: We are merging and reorganizing our overseas subsidiaries and branches with a view to simplifying the corporate structure and have incurred legal and professional expenses in this connection. Merger and reorganization is an infrequent activity and expenses incurred in connection therein are inconsistent in amount and significantly impacted by the timing and nature of the reorganization. We believe that eliminating these expenses for purposes of calculating these non-GAAP measures facilitates a more meaningful evaluation of our current operating performance and comparisons to our past operating performance.

•	Preferred dividend and accretion to preferred stock: We have issued 8.00% Series B Preferred Stock. We also incurred issuance costs that have been netted against the proceeds received from the issuance of the Series B Preferred Stock. The Series B Preferred Stock is being accreted over a period of six years. Although, the effect of inclusion of equivalent units of common stock towards convertible participating preferred stock is anti-dilutive for GAAP purposes, the non-GAAP diluted earnings per share has been calculated assuming the conversion of all outstanding shares of preferred stock into equivalent units of common stock. We believe that eliminating these expenses as well as inclusion of equivalent units of common stock towards the preference shares to compute diluted earnings per share for purposes of calculating these non-GAAP measures facilitates a more meaningful evaluation of our current operating performance and comparisons to our past operating performance.

•	Loss on extinguishment of debt: We extinguished debt prior to its scheduled maturity which has resulted in non-operating expenses which otherwise would not have been incurred. Debt extinguishment related charges that are excluded from GAAP earnings to determine non-GAAP earnings consist of the extinguishment premium paid as well as the write-off of unamortized debt issuance costs. These expenses are one-off and of a non-recurring nature and we believe that eliminating them for purposes of calculating these non-GAAP measures facilitates a more meaningful evaluation of our current operating performance and comparisons to our past operating performance.

From time to time in the future, there may be other items that we may exclude in presenting our financial results.

The table below presents a reconciliation of our non-GAAP financial measures to the most comparable GAAP measures for the three and nine months ended September 30, 2014 and 2013, respectively (in thousands, except for per share data):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
GAAP Net Income attributable to IGATE common shareholders	$28,503	$23,776	$46,422	$73,022
Adjustments:
Preferred dividend and accretion to preferred stock	8,805	8,120	25,618	23,607
Amortization of Intangible assets	2,715	2,540	7,996	7,980
Stock-based compensation	4,607	3,878	12,423	10,243
Delisting expenses	—	—	—	93
Merger and reorganization expenses	156	—	286	5,264
Foreign exchange loss on acquisition hedging and re-measurement	—	—	—	489
Loss on extinguishment of debt	—	—	51,760	—
Forfeiture of vested stock options	—	—	—	(3,005)
Income tax adjustments	(2,253)	(2,020)	(26,070)	(7,028)

Non-GAAP Net income attributable to IGATE common shareholders	$42,533	$36,294	$118,435	$110,665

Basic EPS (GAAP) to Basic EPS (Non-GAAP):
BASIC EPS (GAAP)	$0.35	$0.30	$0.58	$0.94
Preferred dividend and accretion to preferred stock	0.11	0.11	0.32	0.31
Amortization of Intangible assets	0.04	0.03	0.10	0.10
Stock-based compensation	0.06	0.05	0.15	0.13
Delisting expenses	—	—	—	0.00
Merger and reorganization expenses	0.00	—	0.00	0.07
Foreign exchange loss on acquisition hedging and re-measurement	—	—	—	0.01
Loss on extinguishment of debt	—	—	0.64	—
Forfeiture of vested stock options	—	—	—	(0.04)
Income tax adjustments	(0.03)	(0.03)	(0.32)	(0.09)

BASIC EPS (Non-GAAP)	$0.53	$0.46	$1.47	$1.43

Diluted EPS (GAAP) to Diluted EPS (Non-GAAP):
Diluted EPS (GAAP)	$0.34	$0.30	$0.56	$0.91
Preferred dividend and accretion to preferred stock	0.11	0.11	0.31	0.30
Amortization of Intangible assets	0.04	0.03	0.10	0.10
Stock-based compensation	0.06	0.05	0.16	0.13
Delisting expenses	—	—	—	0.00
Merger and reorganization expenses	0.00	—	0.00	0.07
Foreign exchange loss on acquisition hedging and re-measurement	—	—	—	0.01
Loss on extinguishment of debt	—	—	0.63	—
Forfeiture of vested stock options	—	—	—	(0.04)
Income tax adjustments	(0.03)	(0.03)	(0.32)	(0.09)

Diluted EPS (Non-GAAP)	$0.52	$0.46	$1.44	$1.39

Weighted average shares outstanding, Basic	58,962	58,171	58,829	57,918
Add: Assumed preferred stock conversion	21,565	19,923	21,565	19,923

Non-GAAP weighted average shares outstanding, Basic	80,527	78,094	80,394	77,841

Weighted average dilutive common shares outstanding	60,867	59,836	60,709	59,564
Add: Assumed preferred stock conversion	21,565	19,923	21,565	19,923

Weighted average dilutive common equivalent shares outstanding	82,432	79,759	82,274	79,487

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

The table below presents Adjusted EBITDA for each of the three and nine months ended September 30, 2014 and 2013, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$37,397	$31,993	$72,322	$96,726
Adjustments:
Depreciation and amortization	9,384	8,439	27,660	26,305
Interest expenses	7,492	20,256	43,317	67,025
Income tax expense	17,088	14,634	27,486	44,461
Other income, net	(4,153)	(5,213)	(15,147)	(39,910)
Foreign exchange (gain) loss	(3,169)	4,372	(6,090)	(92)
Stock-based compensation	4,607	3,878	12,423	10,243
Loss on extinguishment of debt	—	—	51,760	—
Delisting expenses	—	—	—	93
Merger and reorganization expenses	156	—	286	5,264

Adjusted EBITDA (a non-GAAP measure)	$68,802	$78,359	$214,017	$210,115

The Company presents the non-GAAP financial measure Adjusted EBITDA because, management uses this measure to monitor and evaluate the performance of the business and believes that the presentation of this measure will enhance the investors’ ability to analyze trends in the business and evaluate our underlying performance relative to other companies in the industry.

Liquidity and Capital Resources

Our cash balances are held in numerous locations throughout the world, of which we hold approximately $115 million of cash, cash equivalents and short-term investments in our foreign locations as of September 30, 2014. Amounts held outside of the United States are utilized to support non-U.S. liquidity needs. Our ongoing cash flows and external borrowings in the United States are expected to be sufficient to meet our primary operating liquidity needs, in the United States, for at least twelve (12) months following this report.

We have provided for the United States federal tax liability on the post-acquisition and pre-merger earnings and profits of the former IGATE Computer (currently merged with IGATE Global), India. The Company intends to use the remaining accumulated and future earnings of merged entities as well as other foreign subsidiaries to expand operations outside the United States and accordingly, undistributed earnings and profits are deemed permanently reinvested. However, if our intent is to change and we elected to repatriate such undistributed foreign earnings back to United States, it could result in additional income tax payments in future years. We estimate the potential tax liability relating to the repatriation of such undistributed foreign earnings to be approximately $171.2 million as of September 30, 2014.

The following table summarizes the sources and uses of cash from our condensed consolidated statements of cash flow (in thousands):

	Nine Months Ended September 30,
	2014	2013
Net cash provided by operating activities	$84,544	$128,293
Net cash provided by investing activities	88,878	141,920
Net cash used in financing activities	(245,337)	(244,756)
Effect of exchange rate changes	(2,717)	21,367

Net change in cash and cash equivalents	$(74,632)	$46,824

Cash from Operations

Our largest source of operating cash flows is cash collections from our customers for different information technology services we render under various Statements of Work. Our primary uses of cash from operating activities are for personnel related expenditures, leased facilities and taxes.

Net cash provided by operating activities decreased by $43.7 million for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, primarily due to lower net income which was adjusted for higher non-cash charges such as depreciation, amortization of intangible assets and stock-based compensation which was partially offset by increases in accounts receivable and unbilled revenues resulting from an increased business.

Investing Activities

Cash provided by investing activities for the nine months ended September 30, 2014 was $88.9 million as compared to $141.9 million for the nine months ended September 30, 2013.

Our investment portfolio and other investments decreased by $159.9 million for the nine months ended September 30, 2014 as compared to $184.2 million for the nine months ended September 30, 2013. Our investment portfolio decreased during the current and previous reporting period as we redeemed investments to repay term loan facility.

During the nine months ended September 30, 2013, $23.7 million was used to purchase 2.5 million shares of IGATE Computer and released the restricted cash of $3.07 million on utilization of the same.

Capital expenditures were $70.9 million and $24.2 million for the nine months ended September 30, 2014 and 2013, respectively. Significant portions of the capital expenditures were due to the expansion of our campus facilities located in our Indian centers.

Financing Activities

Cash used in financing activities was $245.3 million for the nine months ended September 30, 2014 as compared to $244.8 million for the nine months ended September 30, 2013.

The net proceeds from the exercise of employee stock options were $4.5 million and $3.6 million for the nine months ended September 30, 2014 and 2013, respectively.

The cash used in financing activities during the nine months ended September 30, 2014, was primarily due to the repayment of 9% Senior Notes of $770 million together with a make whole premium of $36.3 million on April 22, 2014. We used our restricted cash of $360 million towards the repayment of the Senior Notes. On April 2, 2014, we completed the private placement of $325 million aggregate principal amount of the 4.75% Senior Notes due April 15, 2019, on which we paid debt issuance cost of $5.1 million.

The cash used in financing activities during the nine months ended September 30, 2013, was primarily due to the net repayment of an outstanding term loan amounting to $228.5 million, which was undertaken to finance delisting related expenses and partial repayment of another term loan amounting to $17.5 million, which was undertaken to finance the purchase of a subsidiary. We also incurred a payment of debt related cost of $2.4 million.

Our primary future cash requirements will be to fund working capital, debt service, capital expenditures, and benefit obligations. In addition to our working capital requirements, we expect our primary cash requirements for 2014 to be as follows:

•	Debt service— We expect to make payments of approximately $9.8 million during the remainder of 2014 for interest associated with Senior Notes and bank borrowings.

•	Capital expenditures— We expect to spend approximately $45.7 million for new and existing facility expansion and new hardware and software during the remainder of 2014. Of this, we have open purchase obligations of $38.1 million towards construction of new facilities and purchase of property and equipment. We will fund all capital expenditures through a combination of available cash reserves and short term investments and expect to fund the costs of future expansion through our net cash flows provided by operations.

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

The Company currently has two revolving credit facilities providing for borrowings of up to an aggregate of $120 million subject to certain contractual limitations. As of September 30, 2014, we had borrowed $52.0 million under the revolving credit facilities. Both revolving credit facilities include other conditions that, if not complied with, could restrict our availability to borrow.

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

For more information on the revolving credit facilities and the restrictions on borrowing there under, including information on the covenants, please refer to Note 4 Line of Credit, Note 5 Term Loans and Note 6 Senior Notes, to our unaudited condensed consolidated financial statements included in this Form 10-Q.

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

Based on past performance and current expectations, we expect our existing cash, cash equivalents and short-term investments of $163.0 million as of September 30, 2014, and our ongoing cash flows and external borrowings to be sufficient to meet our operating liquidity requirements described above for at least the twelve (12) months following this report.

Debt Service Obligations

As of September, 30, 2014, principal payments due under our indebtedness were $611 million, excluding capital lease obligations of $1.3 million. Our interest expense (excluding amortization) for the three and nine months ended September 30, 2014 was $6.4 million and $37.6 million, respectively.

Our leverage requires that a substantial portion of our cash flows from operations be dedicated to the payment of principal and interest on our indebtedness. We continually monitor our exposure to the risk of increased interest rates as portions of our borrowings under our credit facilities are at variable rates of interest.

The Company has made all scheduled payments timely under the indentures governing its extinguished Senior Notes, the new Senior Notes, and the revolving credit facilities.

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

Effect of Hypothetical Currency Rate Fluctuations

Our primary net foreign currency exposure is the Indian Rupee (“INR”). The fair value of foreign exchange contracts is subject to changes in foreign currency exchange rates.

As of September 30, 2014, the potential gain or loss in the fair value of our outstanding foreign exchange derivative contracts assuming hypothetical 10%, 5%, 2% and 1% fluctuations in currency rates would be approximately:

					Fair Value
	Valuation given X% decrease In INR / USD rate				as of September 30, 2014	Valuation given X% increase in INR / USD rate
	(10%)	(5%)	(2%)	(1%)		1%	2%	5%	10%
INR to USD Rate	55.58	58.67	60.52	61.14	61.76	62.37	62.99	64.84	67.93
Derivative Instruments	$38.2	$20.1	$10.1	$6.9	$ 3.8	$0.7	$(2.3)	$(11.0)	$(24.5)

Seasonality

Our operations are generally not affected by seasonal fluctuations. However, our consultants’ billable hours are affected by national holidays and vacation policies, which vary by country and by operating company.

Economic Trends and Outlook

According to Gartner Inc. (Source: Gartner Forecast Alert: IT Spending, Worldwide, 3Q14 Update, ID Number: G00269874), an IT research and advisory company, the IT Services industry worldwide IT spending is forecasted to total $967 billion in 2014, a 3.8% growth from 2013 spending of nearly $932 billion.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

There are no material changes from the risk factors previously disclosed in Item 1A “Risk Factors” in Part I of the Company’s Form 10-K and Part II of the Company’s Form 10-Q filed on July 28, 2014 for the three months ended June 30, 2014 (the “Second Quarter 2014 Form 10-Q”). In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part 1, Item 1A “Risk Factors” of the Form 10-K and the Second Quarter 2014 Form 10-Q. The risks described in the Form 10-K and the Second Quarter 2014 Form 10-Q are not the only risks that we face. Additional risks not presently known to us or that we do not currently consider significant may also have an adverse effect on us. If any of the risks actually occur, our business, results of operations, cash flows or financial condition could suffer.

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

IGATE CORPORATION

October 22, 2014	/s/ ASHOK VEMURI
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