Form 10-K
period 2014-12-31
IGATE CORP
filed 2015-02-09
CIK 1024732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, indefinitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2014 (based on the closing price of such stock as reported by NASDAQ on such date) was $1,103,157,246.

The number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding as of January 31, 2015 was 80,872,543 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement, for the 2015 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

IGATE CORPORATION

2014 FORM 10-K

PART I

ITEM 1.	BUSINESS

Forward-looking and Cautionary Statements

This Annual Report on Form 10-K (“Annual Report”) contains statements that are not historical facts and that constitute “forward-looking statements” within the meaning of such term under the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include statements regarding the business outlook, the demand for the products and services, and all other statements in this Annual Report other than recitation of historical facts. Words such as “expect”, “potential”, “believes”, “anticipates”, “plans”, “intends” and similar expressions are intended to identify such forward-looking statements. Forward-looking statements in this Annual Report include, without limitation, forecasts of market growth, future revenues, future expectations concerning growth of business, cost competitiveness, and other matters that involve known and unknown risks, uncertainties and other factors that may cause results, levels of activity, performance or achievements to differ materially from results expressed or implied by this Annual Report. Such risk factors include, among others: whether certain market segments grow as anticipated; whether our strategies will be effectively managed and implemented as anticipated; volatility of stock price; the competitive environment in the information technology services industry; and whether the Company can successfully provide services/products and the degree to which these gain market acceptance. These and other risks are discussed in Item 1A of Part I of this Annual Report entitled “Risk Factors” and in other sections of this Annual Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Actual results may differ materially from those contained in the forward-looking statements in this Annual Report. Any forward-looking statements are based on information currently available to us and we assume no obligation to update these statements as circumstances change.

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

We are the first “integrated technology and operations” (“ITOPS”) company. Through ITOPS, we enable our clients to optimize their business through a combination of process investment strategies, technology leverage, and business process outsourcing and provisioning. Our core proposition of integrating technology and customer processes in a proprietary way has conformed to the changing customer needs and the ITOPS framework has helped us align better with the new-age business challenges of corporations. Our ITOPS framework has helped us build solutions that address explicit client issues taking into account the market and industry context. We have also developed strong expertise in industry processes that enable us to drive more innovation and technology capabilities to solve business challenges.

We have adopted a global delivery model for providing varied and complex IT-enabled services to our global customers spread across multiple locations. With a global presence and world class delivery centers spanning across the Americas, EMEA and Asia-Pacific, our global delivery model combines a well-defined, single, business management system with industry best practices, models and standards. We have tailored delivery models encompassing offshore, onsite, near-shore and blended models (onsite, near-shore, offshore) to meet the specific requirements of our clients.

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

We were founded in 1986. We are incorporated in Pennsylvania and our principal executive office is located at Bridgewater, New Jersey. We have operations in India, Canada, the United States of America (“United States”), Belgium, Denmark, France, Finland, Italy, Germany, Ireland, Netherlands, Sweden, Switzerland, Slovakia, Czech Republic, Luxembourg, Mexico, Hungary, Singapore, Malaysia, Japan, Australia, the United Arab Emirates, South Africa, China, Mauritius and the United Kingdom.

Industry Background

The IT industry has become one of the most robust industries in the world. The rise of global service providers has enabled companies to reduce costs and improve productivity which has become a key driver of global economic growth. This growth has been driven by numerous factors, including the broad adoption of global communications, increased competition from globalization, and the organization and availability of highly-trained offshore workforces. Global demand for high quality, lower cost IT and IT-enabled services has created a significant opportunity for the service providers that can successfully leverage the benefits of, and address the challenges in using, an offshore talent pool. The effective use of offshore personnel can offer a variety of benefits, including lower costs, faster delivery of new IT solutions and innovations in vertical solutions, processes and technologies. India is a leader in providing comprehensive IT services, and is regarded as having one of the largest and highest quality pools of talent in the world.

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

Global Delivery Model

We have adopted a global delivery model for providing varied and complex IT-enabled services to our global customers spread across multiple locations. With a global presence and world class delivery centers spanning across the North America, EMEA and Asia-Pacific, our global delivery model combines a well defined, single business management system with best industry practices, models and standards such as ISO, CMMI, ITIL and Six Sigma. Robust knowledge and responsibility transition across employees in the organization ensures clockwork-like efficiency and effectiveness of provided services.

Operational excellence is enabled through a highly collaborative work environment, superior infrastructure management and adoption of best practices. The organization’s firm commitment to knowledge management, training and development and benchmarked talent management practices creates a global resource pool and highly skilled distributed teams that are capable of addressing challenges across all time cycles and zones. We have delivery models encompassing offshore, onsite, near-shore and blended models (onsite, near-shore, offshore) to meet the specific requirements of our clients. Our global delivery model is dynamic and adaptable to match market demands and changes.

Our Clients, Solutions and Services

We provide a broad range of services/solutions to customers spread across North America, Canada, Europe, Middle East, South Africa and Asia-Pacific. Since its inception, the Company has steadily grown and built a strong customer base, including some of the top 10 global brands and Fortune 1000 companies. In 2014, our client base decreased from 302 customers as of December 31, 2013 to 281 customers as of December 31, 2014. Our top two customers continue to be General Electric Company (“GE”) and Royal Bank of Canada (“RBC”), and we are a preferred vendor partner with RBC. Preferred vendor status gives us equal opportunity to bid along with RBC’s other preferred vendors for most of its IT service demand arising in its various global business units. The partnerships with GE and RBC continue to significantly contribute to our growth. GE accounted for 16% and 13% of our revenues for the years ended December 31, 2014 and 2013 and RBC accounted for 10% and 11% of our revenues for the years ended December 31, 2014 and 2013, respectively. The services provided to RBC and GE primarily include verification and validation, application development and maintenance, infrastructure management, BPO and other related IT services.

We offer a wide spectrum of services as part of our delivery paradigm. Over the several years of engagements with global customers, we have built robust practices spanning across the breadth and depth of our customers’ technologies and business services. We have meticulously defined processes in tandem with high quality IT service delivery methodologies which are closely connected and work together with different industry processes that deliver customized solutions enabling clients to be ahead of the innovation curve against their competition. Our technology expertise now ranges across various industry practices to provide our clients with the best-in-class business solutions on the market. We have dedicated competencies in SAP, Oracle, PeopleSoft and Siebel practice areas. The services/solutions we provide include application development, application maintenance, business intelligence and analytics, verification and validation, product verification and validation, cloud services, engineering design services, enterprise application solutions, enterprise mobility, infrastructure management services, product and engineering embedded systems, digital services and BPO.

Industry Practices and Services

We have developed strong capabilities in our focused industries and offer varied services to customers through industry practices in insurance, healthcare, life sciences, manufacturing, retail, consumer packaged goods, banking, financial services, communications, energy, utility, media and entertainment, business administrative services, data management services and product and engineering solutions. Our industry practices are complemented by our services, which we develop in response to client requirements and technology life cycles.

Industry Practices

Banking and Financial Services

Banks, be they global or regional, have endured the vicissitudes of the global business environment over the last few years. Increased regulatory pressures, economic fluctuations, and rampant mergers and acquisitions have added to the woes of the banking sector, which is yet to completely rise out of the recent economic distress. At the same time, advancements in bank automation and omni-channel banking have lent a new dimension to customer-centric operations. Our banking practice with highly sophisticated and accurate technology-based solutions can help banks to embark on a transformational journey by offering world-class banking solutions and services that:

•

Address the needs of banks of all sizes — From helping the biggest banks in modernizing their legacy technology and business operations to helping the regionally relevant banks towards establishing a technology infrastructure, we do it all as a business and technology partner.

•

Help banks to expand into other businesses — We believe that technology is an investment, an enabler to grow revenue and has helped some regional banks to expand their non-interest income through expansions into wealth management and brokerage services.

•

Enable business synergies post-merger and acquisitions — We have responded to this phenomenon by delivering value through faster integration to the parent banks, by establishing a dedicated banking acquisition services team.

We make the difference in our service offerings by:

•	Responsive delivery models.

•	Next generation capabilities for Mobility solutions and overall Digital Banking space.

•	Deep domain knowledge backed by an outcome-based validation model.

•	Dedicated segments for various offerings.

The financial services industry faces various challenges in controlling risk and managing regulatory compliance, while driving growth and profitability. The key initiatives for firms to gain competitive advantage include the following:

•	Multi-channel product or service offerings.

•	Flawless customer experience at every touch point.

•	Value added services such as a financial advisory dashboard.

•	Enhanced front office capabilities and streamlined middle and back office operations.

•	Quick response, simulation, and continuous updates on the performance of an investor’s portfolio.

•	Alternative investment opportunities in over-the-counter derivatives, private equity and other investment vehicles.

We perform the following to offer world-class solutions and services for financial services firms:

•

Addressing buy-side and sell-side firm’s needs — We have been associated with buy-side global fund managers, hedge funds, sell-side brokers, and leading exchanges to provide service offerings across the complete life cycle of investment management, trading, and back office systems.

•

Augmenting advanced analytics, adaptive architectures and robust data management strategies — We are the right partner for firms that are looking for a suite of transformation, enabling solutions and frameworks to help them achieve next generation technology with agile delivery models. We have deep expertise in the financial industry ecosystem, through our experience with leading vendor platforms.

We specialize in the following areas:

•	Client on-boarding, investment advisor workstation, and portfolio management.

•	Optimization of buy-side and sell-side business processes.

•	Integration of post-trade operations and monitoring across asset classes.

•	Financial data management services such as Reference data, Master data, and Big data.

•	Enterprise governance, risk, and compliance management.

•	Retirement Services.

Insurance

There have been fundamental changes in the insurance industry such as the complex healthcare reform mandates, increased enrollment in government sponsored plans and slowdown in employer-based enrollment plans. At this point, the ability to control healthcare costs while improving the quality and coordination of care is of utmost importance to those involved in healthcare financing. We have three decades of experience working with some of the top names in insurance and we have created some of the most innovative solutions and delivery models to help our clients achieve the dual goals of improving quality and reducing costs.

Our health insurance capabilities span across the entire spectrum ranging from IT solutions and traditional BPO to full service Third Party Administration (“TPA”) services through our subsidiary, CHCS Services, Inc., and advanced healthcare consulting. We are differentiated by a business outcomes approach, which prices our services according to business results delivered. We do this by bringing technology and operations together to achieve our customers’ desired business outcomes. Some of our integrated IT and BPO offerings include Claims as a Service™, Health Insurance Portability and Accountability Act 5010 and International Classification of Diseases (“ICD”)-10 Conversion, and our Long Term Care claims framework. We serve commercial enterprises, Medicare supplement and Medicare advantage payers, Healthcare reform related providers, Retail and wholesale pharmacies and Clearinghouses with our expert services.

We offer distinguished solutions and services to our customers. Our differentiators are as follows:

•	Comprehensive TPA Services — We have licensed TPA across all U.S states with an industry leading platform.

•	Flexible models — Integrated IT-BPO, Traditional BPO and TPA.

•

Demonstrated capabilities in near end-to-end administration of Medicare Advantage Plans among others, including mail room operations, enrolments, claims processing, claims adjudication, premium administration, provider updates, and other back-office processes.

•

Integrated IT-BPO solutions which bring in highly efficient technology solutions such as smart enrollment framework for Medicare, Fax Server for speedy document receipts, and in-house workflow distribution capabilities for claims adjudication.

•	Experience on multiple administration platforms.

Healthcare and Life Sciences

The healthcare industry is currently facing significant economic and competitive challenges and a demanding regulatory climate. Our healthcare capabilities span across the entire spectrum ranging from IT solutions and traditional BPO to full service TPA and advanced healthcare consulting services. We are differentiated by a business outcomes approach and by bringing technology and operations together to achieve our customers’ desired business outcomes. We serve commercial enterprises, Medicare advantage, medicare prescription drug and medicare supplement payers, accountable care organizations, product companies, retail and wholesale pharmacies, clearing houses, companies needing assistance to align with healthcare reforms through IT or process solutions and other providers.

Life Science companies are facing a growing number of business and regulatory pressures, fueling the need for business transformation. Patent expiration, mergers and acquisitions, organizational restructuring, downsizing, and budget cuts are clear indicators that change is constant. Moreover, electronic medical records and a more conservative approach to patient safety, and drug and device approvals are rapidly changing the way life science companies do business. We offer varied services in the life sciences domain to effectively manage a regulated IT environment and help various clients meet their quality, systems, regulatory business and organizational goals. We have been involved with our clients to help them create harmonized, risk-based, and cost effective IT organizations that are compliant with both domestic and foreign regulatory environments. Our core life science service offerings include business transformation solutions intended to provide lower costs and enhanced service through improved governance and compliance, technology integration, and collaboration with partners. Our life science practice leverages our combined strengths in compliance with Food and Drug Administration (“FDA”) and global health authorities’ requirements, IT, and domain expertise, to provide business transforming consulting services and solutions to the life sciences industry. With our unique ITOPS business model, our high-end services are tailored to the life sciences value chain, and we help our clients manage key industry challenges, such as:

•	Breaking down data silos and improving collaboration across various functions.

•	Increased FDA and global compliance requirements.

•	Cost transformation and operational improvement.

•	Turning around inefficient and ineffective management of acquisitions, alliances, partnerships, and licensing.

Manufacturing

Over the past few years, companies in the distribution and logistics industry are under constant pressure to meet greater customer expectations, improve return on assets, minimize operating costs, optimize capacity, and promote operational excellence. This is further triggered by factors such as fluctuations in fuel prices, trade regulations, and performance of the overall economy. A growing number of logistics service providers are leveraging mobility, telemetry, and analytics to drive operational excellence. It is a common strategy to develop a complete view of performance that provides insight to improve the decision making process. Analytics help companies to optimize multiple operational parameters such as loads, routes, and other such parameters. Customer relationship management (“CRM”), driven by the capability to have a complete view of a customer, helps companies provide high service levels and ensures transparency into services delivery, which is essential for maintaining a committed customer base in a highly fragmented business. We have a full portfolio of services that helps our customers meet business imperatives of strategic agility, operational excellence and cost efficiency. We have partnered with multiple reputable organizations that act as enablers in deploying our services. We have developed multiple solutions that are designed specifically to suit the needs of the distribution and logistics industry. We use a pre-built repository of reference business processes based on industry best practices, to enable faster deployment of our services. We are also associated with various solution providers that assist us with providing benchmarks and best practices and help our customers in realizing cost savings and improving our customers’ business processes.

Retail and Consumer Packaged Goods

The retail industry is revolutionized by direct interaction with the digitally savvy customers on account of changing demographics. The equation between the brand owner and the retail channel in the area of customer ownership is being redefined at a rapid pace which is driven by the new wave of technology consumerization, mobility and connectivity. Retailers need to prioritize investments in technology across omni-channel retailing, improve execution of store processes and optimize merchandising processes. We have many years of domain expertise in this industry. Our solutions address multiple aspects of challenges of digitization to deliver a seamless experience to the customer. We enable our customers to make the shift from product-centricity to customer-centricity, to maximize wallet share and improve efficiencies with lean inventories. Our solutions and expertise in the areas of store-in-a-box, omni-channel, merchandising productivity (improving on-shelf availability, and planogram automation), and digital mirroring and workforce management have been developed in the context of a store experience, one that is re-imagined in the digital world of today. We also leverage our technology expertise, domain experience, and maturity in global delivery, to offer a comprehensive service portfolio that helps our customers maximize the returns from their IT programs. Our services are specifically designed to help Consumer Packaged Goods (“CPG”) companies respond better to changing shopping behavior, growing revenue share from foreign markets, and the advancement and consumerization of technology.

The CPG industry is in an era of significant global and fundamental change. Mobile technology is impacting merchandising efficiencies, supply chain strategies, and trade management. Big data and analytics are offering deep insights into changing consumer and brand preferences. We have developed various offerings that are responsive to the changes in their world. We have used these best practices to develop our highly differentiated and domain-focused solutions and expertise. Our solutions and services are focused on omni-channel customer experience management, on-shelf availability, loyalty program management, trade promotions management, service effectiveness, analytics, and e-commerce. These solutions and services are designed to solve problems unique to the CPG industry. Our CPG-specific technology offerings in master data management, enterprise architecting, data archiving, independent verification and validation, and mobility have helped create the agile technology platforms that create a competitive edge for our clients.

Communication

The communications industry today is evolving and re-inventing itself at a rapid pace. In this highly competitive and fast changing industry, organizations need to leverage technology, foster innovation and encourage collaboration to become more competitive and enhance their customer experience, thus enabling accelerated market releases for new products and services. We as a business partner evaluate and communicate key business risks and opportunities to our customers, and work towards mitigating those risks and bringing opportunities to fruition. Our communications practice comprises of consultants, subject matter experts and IT resources deployed in our Center of Excellence (“CoE”) and Innovation centers. Our communication practice assists in sustaining continued pressure from new market entrants and helps communication companies continually find ways to stay ahead of the game.

Utility

The utility industry is the prime facilitator of basic necessities of every consumer globally and is affected by an ageing grid, rising fuel costs, energy efficiency and new customer service demands. The utility industry is disintegrating and aligning to a more deregulated market. To maintain their leadership position and customer base, utility companies are differentiating themselves by constantly looking at ways of enhancing customer experience while lowering operational costs, thereby increasing shareholder value. Our Utility practice is matured and well qualified to manage the evolving trends in the Information Technology and Operations Technology landscape, which enables efficient and effective functioning of business and brings energy and environmental sustainability, while improving and creating customer value. We call this our “utilities of tomorrow”.

The services we provide include:

•

Business Transformation Services — providing strategic planning services to develop global vision for future business operations (such as Strategic Grid Management, Enterprise Asset Management, Meter Data Management, Customer Insights, and Corporate Business Intelligence Center).

•	Domain and Business Consulting — creating a Smart Roadmap to enhance the business value and help our customers identify the low hanging fruit with minimal investments in key emerging technologies.

•

Emerging technologies — investing in new technologies such as Smart Grid Initiative, SCADA, Real Time Data Analytics, Predictive Analytics, Big Data, High Performance Computing, Mobility, and the Cloud. We have developed solutions specifically for Electric Transmission and Distribution, and Water Distribution organizations.

•	Digital asset management — optimizing asset management processes and move decision-making toward real-time through our proactive approach and in-house Big Data Hadoop lab.

•	Outcomes driven solutions — Now pay only for results obtained through an outcomes-oriented business model.

Energy

The oil and gas industry is expanding in more distant and challenging environments and is addressing new challenges by leveraging enterprise data and real-time analytics for data management, safety, and regulatory compliance in order to reduce time to first oil, exploration risk, and cost per barrel and to improve the production rate. Our core energy service offerings include business transformation solutions that provide lower costs and enhanced service through improved governance and compliance. Our solutions offer optimum benefits by leveraging emerging technologies (such as high performance computing, big data, cloud, and other emerging technologies), and offering highly sophisticated and accurate technology integration and seamless collaboration with partners. Our global energy experts offer end-to-end services in crafting sophisticated solutions that are agile, robust, and proactive in nature. Our solutions are compliant with both domestic and foreign regulatory requirements. We adopt smart models and methodologies to offer solutions tailored for midstream and downstream organizations. Our value propositions include:

•	Business Transformation Services — providing strategic planning services to develop future business operations (such as Digital Oil Field, Digital Pipeline Management and Office of the Future).

•	Innovation partnerships — partnering with major global businesses in mining and oil field services industries.

•	Use of emerging technologies — investing in new technologies such as Big Data, High Performance Computing, Mobility, Analytics, and Cloud.

•	Digital asset management — optimizing asset management processes and moving decision-making toward real-time through our proactive approach and in-house big data Hadoop lab.

Media and entertainment

The media and entertainment industry is subject to changing technology that has accelerated the pace of innovation. Digitization has changed theatrical distribution and digital cinema that provides a plethora of choices in home entertainment markets. The industry has moved to a file-based distribution in cinema and broadcast, accelerating the development of new products and new digital supply chains. Global media and entertainment demands a new foundation of infrastructure, devices, software, and services that support greater agility and increased accessibility at lower cost. Enterprises are moving away from traditional infrastructure models to converged infrastructure, reducing the cost of new service deployments from months to weeks.

Our global shared services and rich media distribution platforms for enterprises help customers establish on-demand media Clouds for scalability and cost containment. With our current philosophy built around speed, agility, and scale, we are able to respond to the industry changes and create flexible infrastructure to attain reduction in direct data center costs. We work towards building a solid foundation on converged infrastructure and then move it to a converged Cloud. This effectively transforms the business and reduces digital supply chain support down to a few racks. We have been supporting major entertainment industry customers for over a decade. The industry is moving into the age of connected consumption, and we have been working to reduce the gaps between the consumer and the myriad of sources that make informed decisions. We have developed expertise in complete infrastructure support, creating end-to-end content solutions and on-demand converged Cloud for today’s enterprises.

Business administrative services

We have developed a TPA platform that offers a solution that is robust enough to handle the full spectrum of our customers’ administrative needs, yet flexible enough to be tailored to the unique circumstances of each business case. We have been successful in redefining the traditional TPA model. Our core philosophy consists of an innovative management approach based on proven processes, performance analytics, and measurable outcomes. Our business model consistently delivers superior time-to-market, enhanced operational performance, and improved financial results to our customers. We have built a highly qualified and experienced team of underwriters, registered nurses, claims adjudicators, and customer care professionals.

Our focus areas include long term care, medicare supplement, life and annuities, and supplemental health insurance products. In addition, our exemplary care management services ensure that policy holders are properly educated to make informed healthcare decisions and to maximize ancillary services. Over a number of decades, we have developed deep technology expertise in the insurance industry and today we provide superior IT services to our customers. By following proven methodologies that minimize the risk, optimize the effort, and shorten the time of policy transition and conversion, we bring significantly de-risked conversion capabilities. We are constantly looking for new ways to combine our “best-in-class” application, mobility, and enterprise services with our traditional TPA offering. Over the years our creativity has made a difference for a number of our customers.

Data management services

The financial services industry has been subject to various regulatory requirements, dynamic risk management requirements, emergence of new types of financial instruments, and ever changing markets due to the expanding data universe. A vast majority of financial services firms continue to absorb data alongside a multitude of data management platforms based on business needs with fragmented operational support increasing the risk and cost multi-fold and indulging in complex data lifecycles. Therefore, in order to effectively compete in the industry, companies need to identify mechanisms to reduce cost and time-to-market for managing data across the enterprise, and improving the efficiencies in the entire data lifecycle.

We have rolled out an enterprise-wide managed service for financial instrument data for banks and global financial institutions. The solution is aimed at significantly reducing cost and complexity across securities instruments and pricing data and is designed to fit seamlessly between data aggregators and client downstream systems, providing a vendor-neutral, partnership based approach to improve the data value chain. It is a fully managed service that integrates technology and operations for our customers. Our expertise stems from being the only service provider in the industry providing this managed service enterprise wide to Tier one institutions.

We have sufficient scale, operational strength, expertise, and credibility along with over a decade of experience to enter into a long-term strategic sourcing relationship with companies, to deliver managed data services. We have been investing in the reference data solution space, having acquired valuable experience of working with various global banks and financial institutions based upon an established broad-based data management practice that covers various aspects of reference data, client data, data quality, data architecture and data governance. We believe our service will promote a significant change in the management of instrument and price data in the marketplace. We expect many other sell and buy side firms to see the value of our service and engage in promoting industry efficiency and standardization.

Product and Engineering Solutions

In the age of consumerization, Original Equipment Manufacturer (“OEMs”) are dealing with pressure from competitors as well as customers to come up with profitable products that are technologically sound and compliant with fast evolving industry standards. This scenario demands convergence of automation technologies, obsolescence management, and standardization through interoperability of systems. Sustainability and energy efficiency, asset management and usage of smarter technologies to develop eco-friendly products are driving product OEMs and solution providers towards continual innovation. The industry is transitioning from a product centric model to a Service-as-a-Product offering which has furthermore strained R&D budgets and time to market guidelines. We are a Collaborative Innovation Partner for some of the world’s leading automation OEMs and Tier 1 suppliers offering our expertise in the areas of engineering consulting, research, new product development, product improvement, advanced analytics and system integration. This spans from embedded systems, networked systems, cyber–physical systems, intelligent environment and smart spaces to the Internet of Things (“IOT”).

IT Services

Application Development

Today businesses thrive on global, forward-thinking strategies programmed into high-end technology solutions. Businesses want solutions based on innovative concepts that should give them leverage over their competitors. These solutions should be agile enough to respond to inevitable changes and should have an ability to deliver quick results amid various industry challenges. We drive businesses to success by giving them the much required edge in the industry. By delivering all kinds of solutions from enterprise-based applications to custom-made e-Commerce applications, we create new opportunities, streamline processes, and integrate operations. We have skilful experts who help customers maximize process improvement and operational savings by implementing the best Web solutions designed for various business needs. Our e-business consulting solutions deliver measurable value, incorporating a broad range of technologies. We build and implement end-to-end e-business services and solutions that seamlessly integrate with diverse business applications. Our web solutions bring together expertise in middleware integration, application servers, portal development frameworks, and content management solutions, on the latest technology platforms.

We have adopted and gained considerable expertise through our dedicated Business Process Management (“BPM”) CoE, which brings together the right mix of functional expertise, best practices, frameworks, methodologies, and product expertise to provide end-to-end BPM services and solutions to our customers. We have pioneered in partnering with our customers to develop a well-defined BPM strategy and roadmap that is in alignment with core business objectives. Our BPM CoE operates on a unique model, and our methodologies are based on a sound understanding of an organization’s BPM needs, maturity, and their readiness for BPM adoption. We have collaborative teams to bring in a good mix of domain, process and technical knowledge, and ensure seamless implementations. Our thought leadership and consulting capabilities ensures innovative approaches to drive BPM adoption in myriad organizational landscapes. Our deep technology capabilities are well complemented which enables us to leverage the effective use of technology to build holistic BPM services and solutions for our customers.

Application Maintenance

Most organizations spend a significant portion of their IT budgets in maintaining legacy applications or managing multiple applications. However, it leaves no scope for any new development due to various challenges that enterprises face. In addition to this, application failures, downtime, or performance issues have huge repercussions including diminished business performance, significant financial losses, reduced competitiveness, and lowered customer satisfaction. It is imperative for global enterprises to manage these challenges through effective application management, making it business critical.

We can effectively resolve various challenges through end-to-end management of infrastructure, applications and business processes. Our comprehensive services consist of the following:

•	Application Maintenance.

•	Application Portfolio Rationalization.

•	Legacy Modernization.

Business Intelligence and Analytics

The advances in technology in the recent past have led to an exponential growth in data creation and have changed the way organizations do business. However, the massive data volumes may cripple a business if they are not appropriately stored, managed and made readily accessible to the business. Organizations today, need to transform the way they leverage these new age data assets to build a sustainable business advantage. The key to success for organizations is to evolve beyond tactical piecemeal approaches to data management, and to adopt a strategic and holistic approach. Effective formulation and execution of a comprehensive data strategy encompassing traditional structured and non-conventional data sources is imperative to both the survival and success of organizations. We offer comprehensive end-to-end business intelligence and analytics services that focus on converting data into actionable business insights that are delivered through a robust people-platform-partner ecosystem.

We have a full set of capabilities including domain specialization, Business Intelligence (“BI”) specific engineering processes, best practices, experienced consultants, and Internet Protocol led platforms. We leverage this experience to deliver end-to-end solutions for global businesses including several Fortune 1000 enterprises in the manufacturing, banking and financial services, health care, and insurance industries.

Verification and Validation

Business organizations are under tremendous pressure to deliver quality products within very aggressive timelines. With IT budgets shrinking and increasing accountability for quality, IT organizations are stretched to provide the services required to ensure quality. Our verification and validation (“V&V”) services provide quality assurance and engineering services to various organizations that span across:

A)	Quality & Process Consulting: A framework based holistic assessment of current software development life cycle (“SDLC”) practices within an organization to identify a roadmap for quality improvements.

B)	Quality Engineering: An industry focused quality approach to testing applications throughout the SDLC, ensuring quality is embedded not only in the software but in the processes. Quality engineering services include:

•	Setting up and executing a Testing Center of Excellence (“TCoE”).

•	Automation Services.

•	Non-functional testing services including, performance, stress, load, mobile, usability, data quality, integrity, and security.

Our team of quality professionals have developed a set of industry specific domain solutions, automation frameworks, and performance dashboards that can kick start quality programs and bring efficiencies within the quality and testing processes. Our unique outcomes based quality engagement model assures customers of improving quality and at the same time ensures reducing cost for the quality in a quantitative fashion. The engagement model allows customers to drive a metric driven continuous improvement program and helps make a commitment to business users on the reducing cost for ensuring quality.

Product Verification and Validation

Product Verification and Validation (“Product V&V”) is a cornerstone of the product development lifecycle. In today’s highly regulated world, stringent conformance guidelines rule the processes of testing and regulatory submissions. Product V&V ensures that a product is built as per the correct requirement specifications and is in line with the requisite product usage. Seamless end-to-end testing of any device encompassing the integration of its software and hardware components is a pertinent challenge faced by product companies. Moreover, targeting emerging markets requires adoption of frugal innovation and value engineering principles, which makes it imperative for product companies and service providers to be fully equipped with the necessary acumen and tools.

We offer a wide spectrum of Product V&V services, allowing engagement early in the product development lifecycle from the requirements definition phase, all the way to formal verification and documentation for regulatory approval. We have comprehensive product coverage across the industry domains of medical devices, industrial and building automation, automotive, storage, servers, cloud and virtualization, and consumer electronics.

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

We combine our deep expertise on Cloud technologies, processes, service delivery, and management best practices with industry domain knowledge to deliver complete value to customers. We put our proven methods and frameworks to work, and cultivate our multi-vendor alliances to accelerate and lower the risk of transition to the Cloud. Our cloud computing services provides numerous benefits such as: dynamic stability, agility, reduced application time to market, increased business focus and competitiveness, reduced capital expenditure, increased efficiency, improved visibility, accountability of usage of IT by business users, collaboration and content delivery across geographies and access to new markets.

Engineering Design Services

We have been providing award winning engineering solutions to our customers in the engineering and manufacturing domains for over 15 years. Our engineering solutions have been successfully deployed across a variety of domains and sectors from critical, precision driven medical implants and devices to large engines that power container freight ships and systems that enable globally distributed engineering teams to share design data seamlessly. Our engineering design services span the entire product lifecycle. We work with our customers to improve upon aspects like manufacturability, performance, cost take-out, serviceability, and other product and service oriented goals. We have proprietary frameworks to support a number of our engineering initiatives such as value analysis and value engineering, reliability engineering, and iMigrate Seamless6 for migration of Catia V5 data to Catia V6. Our engineering excellence is driven by subject matter experts who have long standing experience in R&D, manufacturing and an overall understanding of realizing customer expectations with the help of well-established processes and proven project management methodologies. We provide our customers with the flexibility to engage at any stage of the product lifecycle. In addition to all such services, we also provide plant design, geographic information system (“GIS”) and document conversion services.

The experience of our plant design engineers spans the entire gamut of engineering disciplines including piping, civil and structural, instrumentation and electrical, and process. Their experience is spread across domains such as oil and gas, power, chemical, marine, and water and wastewater. Our GIS services include geospatial application and data development services. We provide services on all leading edge GIS software. Our geospatial serve companies across a number of sectors (such as utilities, telecom, government, transportation (automotive navigation), insurance and other sectors). Document conversion services include innovative and robust solutions for converting, structuring and integrating a broad range of data and document types. We convert legacy business documents into functional electronic formats, enabling online publishing, storage and distribution of previously unavailable textual and graphical data.

Enterprise Application Solutions

The recent advances and the subsequent commercialization of technology has led to a revolutionary shift in the buying behavior of today’s consumers. The boundaries between digital, social and mobile media are fast fading in the consumer market and organizations need an integrated strategy that spans across channels and customer touch points. This requires organizations to evolve their CRM systems to meet today’s complex business challenges. A CRM solution that is tailored to an organization’s unique business requirements enhances their business performance by helping them stay ahead in the race to customer acquisition and retention. We have more than a decade of experience in CRM implementations that spans across several product vendors and industries. We have helped our customers ride the storm of disruptive technology trends like social media, mobile apps and cloud based solutions. Our expertise with packaged CRM products spans across SAP CRM, Oracle Siebel, Salesforce.com, MS Dynamics, Chordiant and NexJ.

Enterprise Mobility

Mobility has become a reality that enterprises can no longer ignore. Also, mobile devices have become an integral part of the business ecosystem. Real-time decisions and collaboration at the point of activity have become imperative for all organizations, and consumerization of mobile technologies is driving the adoption of these technologies in business environments for employees as well as customers. Enabling enterprise applications on mobile devices is not an easy task. With the increasing numbers of mobile platforms through various device manufacturers and increasing mobile workforce, the challenges are huge. Some challenges include lack of clarity in adoption of an enterprise mobility roadmap, data security, usability, mobile application management (“MAM”) system, multiple data sources, testing of mobile apps and mobile device management (“MDM”).

Our enterprise mobility CoE continuously explores and evaluates rapidly evolving mobility technology options with a vision to helping our customers leverage these technologies for business advantage. Organizations can leverage our technology and domain expertise to successfully implement their enterprise mobility vision. We can help organizations with the following:

•	A consulting framework — based approach and domain expertise.

•	In-depth understanding of the rapidly evolving mobile technology for creating a futuristic technology ecosystem.

•	Development methodologies to select an application delivery approach.

•	Usability practice to provide usable and intuitive solutions with highest standards of unified user experience management skills.

•	Mobile application testing.

•	Expert teams to implement, manage, and update our customers’ mobility infrastructure through MAM & MDM.

•	Warranty/support and maintenance.

Infrastructure Management Services

Scaling and managing global IT infrastructure are key challenges in today’s contemporary, dynamic business environment. At present, organizations are looking at the adoption of reliable, secure, efficient, and agile models for managing their enterprise resources, including IT assets. We offer focused solutions and services to address these challenges faced by organizations, and to build and manage the enterprise IT infrastructure, which include lifecycle services in data center management, desktop management, database and middleware services, and web operations. Our Infrastructure Management Services (“IMS”) Transformation Services enable our customers to realize these objectives:

•	Making the IT cost variable and aligning to a lean model.

•	Modernizing IT infrastructure and cutting inefficiencies.

•	Improving IT agility and speed to respond to business requirements.

•	Improving service levels.

We offer deep domain expertise and a comprehensive, industry-leading IMS portfolio that guarantees high reliability, round-the-clock availability, remote manageability, and optimum scalability. Our robust global delivery model, standardized tools, and mature processes for IMS enables the enterprises to achieve cost efficiency and accelerated time-to-delivery. We deliver models that include, but are not limited to, hosted solutions, third-party maintenance modeling, and network and security integrated models. Our models enable end-to-end infrastructure foot print transformations while allowing partner clients to pick and choose from a host of silo modular offerings to generate quick wins, without losing focus on the overall landscape. We also deliver off-the-shelf solutions with key alliance partners. These include cloud consulting and enablement and migration to popular public cloud platforms.

Product and Engineering Embedded Systems

Real-time and embedded systems are becoming increasingly sophisticated, with hardware designs continuously evolving. Next generation embedded systems are increasingly focusing on human interactive designs, high throughput architectures, innovative thermal management and multi-core technologies capable of executing complex algorithms on real time operating systems. The multi-touch technology, machine vision, and gesture, voice and motion recognition have made interfacing between a human and machine even more simplified and intuitive. The evolving wireless technologies have now formed an integral part of embedded systems and battery operated devices. The evolving concepts of the IOT, cloud computing and mechatronics will increase the penetration of embedded devices in every facet of the human life. Embedded systems have huge market potential across domains, a majority of which remain untapped. The increasing complexity in embedded systems makes it difficult to find the right design team that possesses all the skills for the job, and just in time, especially time-to-market continues to be the biggest challenge. Designing embedded systems requires the amalgamation of many distinct development skills, while managing multiple design constraints. Global design teams need to have robust domain expertise, skilled design implementation and verification engineering talent to leverage the best in class design methodologies and tools. Developing embedded systems on a global basis also requires exemplary communication between the various teams and the agility and flexibility to rapidly handle changing design requirements.

We have built a product engineering organization with substantial experience in all of the necessary skills and tools to service the complete development life cycle of embedded systems. We have developed embedded systems for a wide range of vertical markets including medical devices, automotive electronics, industrial and building automation, consumer electronics and storage and computing.

Digital Services

Businesses today must approach their digital strategy from the perspective of customer experience. Whether those customers are consumers, B2B customers, or even our customers’ internal stakeholders, the right digital strategy brings all facets of customer experience together to engage and build loyalty. We are no longer in the age where information is just presented in the hope that our customers will adopt what we put out. Today more than ever, the need for collaboration, contextual engagement, and targeted information to drive a proactive lifecycle is important.

We help our customers with the following initiatives:

•	Developing a business-technology roadmap for customers’ vision.

•	Selecting and integrating the right mix of technology platforms for the highest agility and optimum cost of ownership.

•	Implementing best-in-class solutions that deliver measurable results.

•	Bringing all facets of technology together, that is data, analytics, architecture, cloud, etc.

Business Process Outsourcing

The most successful companies in the world have two common characteristics which includes their focus on core competencies and belief in flawless execution on a consistent basis, in every area of business. To achieve success in an environment with increasing costs and competition, many global organizations are turning to BPO services that offer streamlined operations and increased profitability. Our suite of BPO services is a natural extension of our IT service offerings. Our BPO services are built on a foundation of process and domain expertise, and are enabled by innovative technologies. Our broad range of shared services includes customer services and support, finance and accounting, human resource outsourcing services, and workflow management. We also provide a comprehensive suite of BPO services for the banking, capital markets, retirement and benefits administration, insurance, healthcare, and life sciences markets.

Competition

The IT and IT-enabled operations offshore outsourcing services industries are highly competitive and are served by numerous global, national, regional and local firms. Our primary competitors in the IT and IT-enabled outsourcing industry include IT outsourcing firms, consulting firms, systems integration-firms and general management consulting firms such as Tata Consultancy Services Limited, Cognizant Technology Solutions Corporation, Infosys Limited, Wipro Limited, HCL Technologies, Tech Mahindra, Genpact Limited, Syntel Inc.,WNS (Holdings) Limited, EXLService Holdings Inc., Mindtree Limited, and Hexaware Technologies Limited.

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

For discussion of risks relating to Competition, see “Risk Factors — We face intense competition from other service providers” in Item 1A, which is incorporated herein by reference.

Competitive Strengths

We believe that we are well-positioned to capitalize on the following competitive strengths to achieve future growth:

Differentiated Business Model:

We are the first fully integrated technology and operations company. We enable our clients to optimize their business through a combination of process investment strategies, technology leverage and business process outsourcing and provisioning. We have leveraged our deep understanding of diverse business challenges faced by global enterprises, coupled with our leadership in IT and process as well as operations excellence in building the ITOPS framework. Our ITOPS Model ensures business process improvement integrated with technology solution optimization, leading to business effectiveness and enhanced cost advantage for our clients. Our business model facilitates a single point analysis of the multi-dimensional business matrix which encompasses business goals, IT, operations, processes, human resources and related costs. Our unique service delivery model combines cross-functional expertise across the globe to focus on providing optimal and holistic business solutions. This differentiated business model offers various key benefits to our customers, which include, handing and managing complex business parameters such as cost of ownership, cost of quality and return on investment on technology investments.

Commitment to Attracting and Retaining Top Talent:

Our strong corporate culture and work environment have received numerous awards, including “Excellence in Resource Management — Global HR Excellence” by Aqua Foundation for our global HR practices and efforts to excel in resource management. Our success depends in large part on our ability to attract, develop, motivate and retain highly skilled IT and IT-enabled service professionals. We recruit in a number of countries, including India, the United States, Canada, the United Kingdom Sweden, Switzerland, Japan, Australia, China, France, Germany, Hungary, Luxembourg, Mexico and Singapore. Our employees are a valuable recruiting tool and are actively involved in referring new employees and screening candidates for new positions. We have a focused retention strategy and extensive training infrastructure. Our competency-driven work culture along with benchmarking employee engagement initiatives helps us deliver best practices and keeps us aligned with competitive organizations across the world.

Deep Industry Expertise:

Our full lifecycle project experiences cover numerous industry practices, having successfully met the stringent demands for many leading Fortune 1000 companies over the years. We offer specialized and effective solutions across various industry practices including insurance, healthcare, life sciences, manufacturing, retail, consumer packaged goods, banking, financial services, communications, energy, utility, media and entertainment, business administrative services, data management services and product and engineering solutions. We understand the unique strategic and tactical challenges faced within each industry practice allowing us to offer productized applications and platforms that provide the necessary competitive and innovation edge to clients across industries, through a combination of speed, agility and imagination.

Successful Client Relationships:

We have demonstrated the ability to build and manage our client relationships. Our long-term relationships typically develop from performing discrete projects to providing multiple service offerings spread across client’s businesses. Our core proposition of integrating technology and customer processes in a proprietary way has conformed to the changing business needs which helps us align better with the new age business challenges of our clients. Our ITOPS framework has helped us build solutions that addresses explicit client issues in the market and industry context. We have built strong industry expertise that enables us to drive more innovation and technology capabilities to solve business challenges.

Breadth of Solutions:

We provide a comprehensive range of IT services, including application development, application maintenance, verification and validation, enterprise application solutions, business intelligence and analytics, cloud services, BPO, enterprise mobility, engineering design services, infrastructure management services, product and engineering solutions embedded systems and product verification and validation. With global sourcing of IT, many organizations are implementing ‘active sourcing programs’ to select and manage a roster of best-of-breed IT offshore service vendors. Our portfolio of services is closely connected and wrapped around different industry processes that deliver customized solutions enabling clients to be ahead of the innovation curve against their competition.

Proven Global Delivery Model:

We have characterized a clear value proposition around our global delivery model which enables us to offer flexible onsite and offshore services that are cost efficient and responsive to our clients’ preferences. Our operational excellence is enabled through a highly collaborative work environment, superior infrastructure management and adoption of best practices. Our firm commitment to knowledge management, training and development and benchmarked talent management practices creates a global resource pool and highly skilled distributed teams which are capable of addressing challenges across all time cycles and zones. We have tailored distributed delivery models encompassing offshore, onsite, near-shore and blended models to meet the specific requirements of our clients. Our global delivery model is tested, proven and dynamic and yet adaptable to match market demands and changes.

Leadership:

The efforts and abilities of our senior management team have contributed greatly to our success. Our senior management team includes well-known thought leaders in IT-enabled services and all members have significant experience with the onsite/offshore delivery model we employ.

Business Strategy

Our Strategy:

IGATE is a fully integrated ITOPS enterprise with a global services model. We enable clients to optimize their business through a combination of process investment strategies, technology leverage and business process outsourcing and provisioning. We have leveraged our deep understanding of diverse business challenges faced by global enterprises, coupled with our thought leadership in IT, and process/operations excellence in building the ITOPS framework. ITOPS facilitates a single-point analysis of the multidimensional business matrix which encompasses factors such as business goals, IT operations, processes, human resources and related costs.

Our business model enables business transformation for customers and we endeavor to exceed our customers’ expectations on quality, cycle time and cost. We have a clearly defined organizational vision, objectives and strategy to benchmark, achieve and sustain organizational excellence in a highly competitive IT and BPO solutions market space. Our framework focuses on a continual improvement culture involving technology, people and processes which has been closely intertwined with our philosophy and roadmap, and has been acknowledged with improved results and performance metrics. We are focused on providing seamless systems and consistent services to promote delivery excellence which is metrics driven and creates strong predictive and diagnostic focus, delivering measurable performance to the customer. Demand for our industrial solutions, enhanced capacity and investment in new technologies have strengthened our value proposition in the market.

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

Strengthen and Broaden our Industry Expertise

We intend to strengthen our understanding of key industries by investing in building or acquiring intellectual property like platforms, and tools in chosen micro verticals within each industry segment that we operate. We shall also continue to invest in a strong base of industry experts, business analysts and solutions architects as well as considering select targeted acquisitions. We believe we can create competitive differentiation and add more value than a general service provider through such investments by enhancing our understanding in specific industry and domain requirements of our clients.

Strengthen and Broaden our Service Lines

We aim to deepen our existing client relationships through new and more comprehensive service lines. In recent years we have added new capabilities in line with our growth and customer needs. We continually explore new initiatives through our internal centers of excellence, which focus on innovation in specific technology platforms or services.

Optimize and Expand Delivery Capability

Our process and methodologies consolidate decades of software development and maintenance experience in delivering and supporting enterprise applications and products for our clients. We believe that our mature process frameworks effectively reduce risk and unpredictability across the software development life cycle and flexibly integrate with our clients’ processes. We further believe that our quality systems create strong predictive and diagnostic focus, delivering measurable performance to clients’ “critical to quality” parameters resulting in a faster turnaround, higher productivity, and on-time to first-time-right deliveries. We provide full visibility on our projects for our clients through integrated web-based project management and monitoring and reporting tools.

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

Expand Geographically and Build our Brand Globally

While our “IGATE” brand is an established and recognized brand in India, we intend to increase recognition of our brand elsewhere in our client markets. We seek to achieve this through targeted analyst outreach programs, trade shows, white papers, sponsorships, workshops, road shows, speaking engagements and global public relations management. We also intend to construct development centers in key strategic markets. We believe that a stronger brand will facilitate our ability to gain new clients in new geographies and to attract and retain talented professionals. In our pursuit to be a differentiated value provider to clients and better address their business imperatives, we rebranded our identity which is represented by a new logo, and renewed vision, mission and values. Our focus is on providing necessary competitive and innovative edge to customers across industries, through a combination of speed, agility and imagination.

Our Partner Companies and Affiliates

We operate our business principally through our subsidiaries IGATE Technologies, Inc., a Pennsylvania Corporation (“ITI”) and IGATE Global each of which are engaged in IT and IT-enabled operations. IGATE Global is a company incorporated in India under the Indian Companies Act, 1956.

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

Available Information

All periodic and current reports, registration statements, code of conduct policy and other material that we are required to file with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K, Quarterly Reports on Form10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act, are or will be available free of charge through our investor relations page at www.igate.com. Such documents are available as soon as reasonably practicable after electronic filing of the material with the SEC. The inclusion of our website address above and elsewhere in this Annual Report is, in each case, intended to be an inactive textual reference only and not an active hyperlink to our website. The information contained in, or that can be accessed through, our website is not part of this annual report.

The public may also read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site, www.sec.gov, which contains reports, proxy and information statements, and other information regarding issuers that file such information electronically with the SEC.

Recent Developments

Redemption of the 9% Senior Notes due 2016

On April 22, 2014, the Company redeemed 9% Senior Notes due 2016, pursuant to a conditional notice of redemption which was delivered on March 20, 2014, to the holders thereof, calling for redemption of the entire outstanding $770 million aggregate principal amount of the Notes. The redemption was pursuant to the terms of the indenture (the “Indenture), dated as of April 29, 2011, by and among the Company, the Guarantors named therein and Wilmington Trust, National Association (as successor by merger to Wilmington Trust, FSB), as trustee, governing the Existing Notes. The redemption price was equal to 100% of the principal amount of the Notes plus the applicable premium and amounted to $806.3 million.

Issuance of New Senior Notes

On April 2, 2014, the Company completed the private placement of $325 million aggregate principal amount of 4.75% Senior Notes due 2019 (the “Notes”) to several initial purchasers. The Notes will mature on April 15, 2019, and bear interest at a rate of 4.75% per annum, payable semi-annually in cash in arrears on April 15 and October 15 of each year, beginning on October 15, 2014. The Notes are senior unsecured obligations of the Company and will be guaranteed by the Guarantors. The Notes will be redeemable, in whole or in part, at any time on or after April 15, 2016, at the redemption prices specified in an indenture (the “Indenture”), dated as of April 2, 2014, by and among the Company, ITI, IGATE, Inc., IGATE Holding Corporation and the trustee, together with accrued and unpaid interest, if any, to the redemption date. At any time prior to April 15, 2016, the Company may redeem up to 40% of the aggregate principal amount of the Notes with the net cash proceeds from certain equity offerings at a redemption price equal to 104.75% of the principal amount thereof, together with accrued and unpaid interest, if any, to the redemption date. In addition, at any time prior to April 15, 2016, the Company may redeem the Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the Notes so redeemed, plus a “make whole” premium, together with accrued and unpaid interest, if any, to the redemption date. Upon the occurrence of a change of control triggering event specified in the Indenture, the Company must offer to purchase the Notes at a redemption price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase. On September 19, 2014, the Company issued a prospectus pursuant to the Registration Rights Agreement which granted the initial purchasers and any subsequent holders of the Notes certain exchange and registration rights. All the notes were tendered by the Note holders by the close of the exchange offer on October 17, 2014.

Conversion of Series B Convertible Preferred Stock

On November 4, 2014, the Company entered into a Conversion and Exchange Agreement with Viscaria Limited (“Viscaria”) pursuant to which Viscaria exercised its option to convert its 330,000 shares of 8% Series B Convertible Participating Preferred Stock (the “Preferred Stock”) into 21,730,290 shares of the Company’s common stock. In connection with the conversion, the Company paid Viscaria an amount in cash equal to $80 million. The Agreement was reviewed and considered by a special committee of disinterested and independent members of the Board’s Audit Committee (the “Special Committee”) and was unanimously recommended by the Special Committee and approved by the disinterested and independent members of the Board. Viscaria currently owns 23,384,095 shares of the Company’s common stock. Following this conversion, there were no remaining issued and outstanding shares of Series B Preferred Stock.

Increase in Revolver

On December 22, 2014, the Company entered into Amendment No. 1 (the “Letter Amendment”) to the revolving credit agreement dated May 10, 2011 (“Revolver”) among DBS Bank Ltd., Singapore, as administrative agent and as lender for a five-year unsecured revolving credit facility to increase the amount of the aggregate revolving credit commitment to $75 million and to amend other provisions of the Revolver, including the interest rate which was amended to 2.15% for Eurocurrency rate loans.

Term Loans

On November 22, 2013, Pan-Asia iGATE Solutions (“Pan-Asia”), entered into a credit arrangement for a secured term loan facility with a consortium of banks, for a principal amount of $360 million, which was made available in two tranches. The first tranche comprised of $270 million maturing with principal due from November 2016 to November 2018, and the second tranche comprised of $90 million maturing 9 months from the utilization date of November 25, 2013. During the year ended December 31, 2014, the Company repaid the second tranche amount of $90 million and made a partial repayment of $36 million against the first tranche of the term loan.

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

Note 20, Segment Information, to our audited consolidated financial statements included elsewhere in this Form 10-K provides further financial information related to the geographic areas in which we operate.

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

•

Business Analysis and Incubation: To create new business opportunities for IGATE by tracking the pulse of the industry and crafting business-value propositions for customers and develop and deploy various prediction models for business process consistency.

•	Industry Thought Leadership: To leverage our experience and expertise across different emerging industry and technology areas and conduct relevant market research.

Human Resources

As of December 31, 2014, we employed 33,484 non-unionized professionals (including 866 subcontractors), which consisted of 31,453 IT and IT-enabled service professionals and 2,031 individuals working in sales, recruiting, general and administrative roles.

As of December 31, 2014, of the 4,453 professionals working for us in the United States, 55.6% were working under H-1B temporary work permits.

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

Recently, India had a change in the government. The change in government leads to a degree of uncertainty and anticipation regarding new economic initiatives and reforms. This may have an impact on investment decisions and operations. Further, India has experienced natural disasters and incidents of terrorism which have emerged as the biggest risk. In the event that any of our business centers are affected by any such disasters, we may sustain damage to our operations and properties, suffer significant losses and be unable to complete our client engagements in a timely manner. In addition, companies may decline to contract with us for services in the light of these risks, because of more generalized concerns about relying on a service provider utilizing international resources that may be viewed as less stable than those provided domestically.

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

Our revenues are highly dependent on clients primarily located in North America, as well as clients concentrated in certain industries. Economic slowdowns, changes in U.S. law and other restrictions or factors that affect the economic health of these industries may affect our business. In the year ended December 31, 2014, approximately 69% of our revenue was derived from customers located in the United States. We have in the past derived, and may in the future derive, a significant portion of our revenue from a relatively limited number of clients. Our five largest clients represented approximately 39%, 40% and 37% of revenues for the years ended December 31, 2014, 2013 and 2012, respectively. Consequently, if our top clients reduce or postpone their IT spending significantly, this may lower the demand for our services and negatively affect our revenues and profitability. Further, any significant decrease in the growth of the financial services or other industry segments on which we focus may reduce the demand for our services and negatively affect our revenues, profitability and cash flows.

Our client contracts, including those with our two largest customers, typically can be terminated without cause and with little or no notice or penalty, and contain other provisions which could negatively impact our revenues and profitability.

Our clients typically retain us through non-exclusive master service agreements (“MSA”). Most of our client project contracts, including those that are on a fixed-price and fixed-price service level agreement (“SLA”) basis can be terminated for cause, with zero to ninety days notice and without termination-related penalties and without cause with zero to one hundred and eighty days notice with or without termination fee. As a result, the termination of project contracts results in the loss of anticipated revenues and potential reduction in profit margins in subsequent periods.

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

We have operations in twenty seven countries and as we expand our international operations, more of our customers pay us in foreign currencies. Transactions in currencies other than U.S. Dollars (“USD”) subject us to fluctuations in currency exchange rates. Accordingly, changes in exchange rates between the USD and other currencies could have a material adverse effect on our revenues and net income, which may in turn have a negative impact on our business, results of operations, financial condition and cash flows. The exchange rate between the USD and other currencies has changed substantially in recent years and may fluctuate in the future. We expect that a majority of our revenues will continue to be generated in USD for the foreseeable future and that a significant portion of our expenses, including personnel costs, as well as capital and operating expenditures, will continue to be denominated in other currencies such as Indian Rupee (“INR”), Canadian Dollars (“CAD”), Mexican Pesos, Australian Dollars, British Pounds (“GBP”), Euro, and Japanese Yen (“JPY”). The hedging strategies that we have implemented, or may in the future implement, to mitigate foreign currency exchange rate risks may not reduce or completely offset our exposure to foreign exchange rate fluctuations and may expose our business to unexpected market, operational and counterparty credit risks. Accordingly, we may incur losses from our use of foreign exchange derivate contracts that could have a material adverse effect on our business, results of operations and financial condition.

The Company is exposed to risk of loss and counterparty default risks relating to the cash and investment deposits and the hedges it enters into which could result in significant losses and harm to our business, results of operation and financial condition.

We have entered into arrangements with financial institutions that include cash and investment deposits, foreign exchange option contracts and forward contracts to mitigate foreign currency risk on INR denominated payments and monetary assets. As a result, we are subject to the risk that the counterparty to one or more of these arrangements will default, either voluntarily or involuntarily, on its performance under the terms of the arrangement. In times of market distress, we are subject to the risk that our counterparties could not make good on a transaction, but also to the risk that our counterparties’ counterparties might fail to live up to the terms of a transaction, increasing risk to our counterparties and thereby transmitting it back to us. This type of cross-firm connectivity has the ability to greatly magnify the systemic shocks of a significant default by any single firm. In such circumstances, we may be unable to take action to cover our exposure, either because we lack the contractual ability or because market conditions make it difficult to take effective action.

Our ability to generate cash depends on many factors beyond our control, and we may not be able to generate the cash required to service our debt.

Although, we extinguished in mid 2014, our 9% Senior Notes by refinancing them at lower rate of interest, we cannot assure you that in future we will be able to raise funds at favourable terms. Our ability to make payments on and refinance our indebtedness and to fund our operations will depend on our ability to generate cash in the future. Our historical financial results have been, and our future financial results are expected to be, subject to substantial fluctuations, and will depend upon general economic conditions and financial, competitive, legislative, regulatory and other factors that are beyond our control. If we are unable to meet our debt service obligations or fund our other liquidity needs, we may need to refinance all or a portion of our debt, before maturity, seek additional equity capital, reduce or delay scheduled expansions and capital expenditures or sell material assets or operations. We cannot assure you that we will be able to pay our debt or refinance it on commercially reasonable terms, or at all, or to fund our liquidity needs.

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

In April 2014, we sold the Senior Notes due 2019 amounting to $325 million through private placement, which together with term loan proceeds of $360 million from a consortium of banks, cash generated by the operations of the Company was used to redeem the entire outstanding existing 9% Senior Notes of $770 million. Despite extinguishment of 9% Senior Notes of $770 million in April, 2014, as of December 31, 2014, the Company still has a substantial amount of indebtedness which could have a material impact on our business and would make it more difficult for us to satisfy our obligations with respect to the outstanding debt; limit our ability to borrow additional funds, or to sell assets to raise funds, if needed, for working capital, capital expenditures, acquisitions or other purposes; increase our vulnerability to adverse economic and industry conditions; require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations, future business opportunities or other purposes, such as funding our working capital and capital expenditures; limit our flexibility in planning for, or reacting to, changes in the business and industry in which we operate; limit our ability to service our indebtedness; place us at a competitive disadvantage compared to any less leveraged competitors; and prevent us from raising the funds necessary to repurchase all notes tendered to us upon the occurrence of certain changes of control, which failure to repurchase would constitute a default under the Indenture and debt agreements.

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

We operate in twenty seven countries and recruit professionals on a global basis and, therefore, must comply with the immigration and work permit/visa laws and regulations of the countries in which we operate or plan to operate. Most of our projects require a portion of the work to be completed at the client’s location. Understanding changes and issues of immigration laws are critical as it impacts our ability to staff personnel for various projects with certainty and frequency. Immigration laws in the United States and in other countries are subject to legislative change, as well as to variations in standards of application and enforcement due to political forces and economic conditions.

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

We are subject to intense competition in the industry in which we operate which may adversely affect our results of operations, financial condition and cash flows. We operate in a highly intensive competitive industry which is served by numerous global, national, regional and local firms. Our industry has experienced rapid technological developments, changes in industry standards and customer requirements. The principal competitive factors in the IT markets include the range of services offered, size and scale of service provider, global reach, technical expertise, responsiveness to client needs, speed in delivery of IT solutions, quality of service and perceived value. Many companies also choose to perform some or all of their back office IT and IT-enabled operations internally. Such competitiveness requires us to keep pace with technological developments and maintain leadership; enhance our service offerings, including the breadth of our services and portfolio, and address increasingly sophisticated customer requirements in a timely and cost-effective manner.

We market our service offerings to large and medium-sized organizations. Generally, the pricing for the projects depends on the type of contract which includes time and material contracts, annual maintenance contracts (fixed time frame), fixed price contracts and transaction price based contracts. The intense competition and the changes in the general economic and business conditions can put pressure on us to change our prices. If our competitors offer deep discounts on certain services or provide services that the marketplace considers more valuable, we may need to lower prices or offer other favorable terms in order to compete successfully. Any broad-based change to our prices and pricing policies could cause revenues to decline and may reduce margins and could adversely affect results of operations, financial condition and cash flows. Some of our competitors may bundle software products and services for promotional purposes or as a long-term pricing strategy or provide guarantees of prices and product implementations. These practices could, over time, significantly constrain the prices that we can charge for certain services. If we do not adapt our pricing models to reflect changes in customer use of our services or changes in customer demand, our revenues and cash flows could decrease.

Our competitors may have significantly greater financial, technical and marketing resources and greater name recognition and, therefore, may be better able to compete for new work and skilled professionals. Similarly, if our competitors are successful in identifying and implementing newer service enhancements in response to rapid changes in technology and customer preferences, they may be more successful at selling their services. If we are unable to respond to such changes our results of operations may be harmed. Further, a client may choose to use its own internal resources rather than engage an outside firm to perform the types of services we provide. We cannot be certain that we will be able to sustain our current levels of profitability or growth in the face of competitive pressures, including competition for skilled technology professionals and pricing pressure from competitors employing an on-site/offshore business model.

In addition, we may face competition from companies that increase in size or scope as the result of strategic alliances such as mergers or acquisitions. These transactions may include consolidation activity among hardware manufacturers, software companies and vendors, and service providers. The result of any such vertical integration may be greater integration of products and services that were once offered separately by independent vendors. Our access to such products and services may be reduced as a result of such an industry trend, which could adversely affect our competitive position. These types of events could have a variety of negative effects on our competitive position and our financial results, such as reducing our revenue, increasing our costs, lowering our gross margin percentage, and requiring us to recognize impairments on our assets.

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

We had experienced growth both organically and inorganically in our operations, however, there is no guarantee that the growth will continue. This uncertainty places significant demands on our management, and our operational and financial infrastructure. If we do not effectively manage our growth, the quality of our services may suffer thereby negatively affecting our brand and operating results. Our anticipated expansion and growth in international markets heightens these risks as a result of the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute systems, regulatory systems and commercial infrastructures. To effectively manage this growth, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. These systems enhancements and improvements will require significant capital expenditures and management resources. Failure to implement these improvements could impact our ability to manage our growth, financial condition, results of operations and cash flow.

If our Company or its subsidiaries fail to maintain and enhance the brands and the competitive advantages they afford us, demand for our services may be adversely affected.

In our pursuit to be a differentiated value provider to clients and better address their business imperatives, we rebranded our identity which is represented by a new logo, and renewed vision, mission and values. The brand identity that we have developed over the years has contributed to the success of our business. Maintaining and enhancing the Company brands is critical to expanding our customer base and other strategic partners. We believe that the importance of brand recognition will increase due to the relatively low barriers to entry in the IT and IT-enabled services market. Maintaining and enhancing our brand will depend largely on our ability to be a technology pioneer and continue to provide high-quality services, which we may not do successfully. If we fail to maintain and enhance our Company brands, or if we incur excessive expenses in this effort, our business, results of operations, financial condition and cash flows will be materially and adversely affected.

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

Founders and Viscaria Limited, a significant shareholder in our Company, have significant influence over the Company and may have conflicts of interest with us or you in the future.

Sunil Wadhwani and Ashok Trivedi, co-chairmen and the co-founders of IGATE, beneficially own approximately 25.5% of our outstanding common stock as of December 31, 2014, and therefore have significant influence in respect of matters requiring shareholder approval. In 2011, we entered into a securities purchase agreement with Viscaria, a company backed by funds advised by Apax Partners LLP and Apax Partners, L.P., pursuant to which we have sold to Viscaria 330,000 shares of Series B Preferred Stock. On November 4, 2014, Viscaria exercised its option to convert its preferred stock into our common stock. As of December 31, 2014, Viscaria’s beneficial ownership of stock represents 28.9% of the common stock. Following this conversion, there were no remaining issued and outstanding shares of Series B Preferred Stock.

The interests of Viscaria and its affiliates may differ from our other stockholders in material respects. For example, Viscaria Limited may have an interest in pursuing acquisitions, divestitures, financings (including financings that are secured and senior to the notes) or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to other stockholders. Viscaria or its affiliates or advisors are in the business of making or advising on investments in companies, and may from time to time in the future, acquire interests in, or provide advice to, businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. They may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. We should consider that the interests of these holders may differ from ours in material respects.

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

IGATE is committed to establish itself as climate responsible organization which conducts its business in a sustainable fashion so as to optimize resources and energy utilization. We ultimately wish to achieve carbon neutrality and position ourselves on a low carbon growth path. As the first step of preparing our action plan for climate change mitigation, we have undertaken a carbon footprint estimation study that determines the GHG inventory covering all of our facilities. In 2008, we began estimating our carbon footprint and GHG emissions. For the period of January, 2011 to June, 2012, our estimated carbon footprint stood at 117,417 tCO2 and carbon intensity stands at 3.29 tCO2/ employee. For the period of July, 2012 to December, 2013, our estimated carbon footprint stood at 122,888 tCO2 and carbon intensity stands at 2.85 tCO2/ employee. The decrease in carbon intensity per employee may be attributable to the various GHG emission mitigations practices, including a certification and energy efficiency improvement programs we adopted.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Information regarding the principal properties owned and leased by the Company and its subsidiaries as of December 31, 2014 is set forth below:

Location	Principal Use	Type	Approximate Square Footage
Bridgewater, New Jersey(Corporate Office)	Corporate headquarters, management administration, human resources.	Lease	12,800
Bridgewater, New Jersey	Sales office	Lease	8,391
Fremont, California	Sales office	Lease	12,328
Milpitas, California	Sales office	Lease	2,826
Naperville, Illinois	Sales office	Lease	4,378
Houstan, Texas	Sales office	Lease	2,799
Cincinnati, Ohio	Sales office	Lease	3,441
Cambridge, Massachusetts	Sales office	Lease	6,347
Pensacola, Florida	Development center	Lease	95,717
Elpaso, Texas	Development center	Lease	25,299
Sterling, Virginia	Development center	Lease	10,116
Bloomington, Illinois	Development center	Lease	6,200
Horsham, Pennsylvania	Development center	Lease	22,032
New Jersey	Development center	Lease	6,950
Halifax, Canada	Offshore development center	Lease	32,979
Mississauga, Canada	Offshore development center	Lease	18,892
Budapest, Hungary	Offshore development center	Lease	12,873
Sweden	Offshore development center	Lease	4,000
United Kingdom	Offshore development center	Lease	9,012
Ballarat, Australia	Offshore development center	Lease	3,786
Suzhou, China	Offshore development center	Lease	22,144
Bangalore, India	Offshore development center	Own	1,176,000
Bangalore, India	Training center	Lease	51,235
Chennai, India	Offshore development center	Own	509,892
Chennai, India	Offshore development center	Lease	119,796
Hyderabad, India	Offshore development center	Lease	397,101
Noida, India	Offshore development center	Own	355,000
Noida, India	Offshore development center	Lease	65,000
Mumbai, India	Offshore development center	Own	564,684
Mumbai, India	Offshore development center	Lease	413,774
Pune, India	Offshore development center	Own	1,020,000
Pune, India	Offshore development center	Lease	233,163
Gandhinagar, India	Offshore development center	Lease	82,900
Guadalajara, Mexico	Offshore development center	Lease	10,176
Mississauga, Canada	Sales office	Lease	8,008

We currently have capacity for approximately 38,223 professionals at these facilities. As of December 31, 2014, we were utilizing approximately 71.0% of our existing office space for our operations.

In addition to the properties listed above, the Company and its subsidiaries lease sales offices outside U.SA. in many IT services markets throughout the world. These locations allow the Company to respond quickly to the needs of our clients and to recruit qualified IT professionals in these markets.

ITEM 3.	LEGAL PROCEEDINGS

The Company is also involved in lawsuits and claims which arise in the ordinary course of business. Management believes that the ultimate outcome of these matters will not have a material adverse impact on its financial position, results of operations and cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ under the ticker symbol “IGTE”. The following table sets forth, for the periods indicated, the range of high and low sale prices for IGATE’s common stock as reported on the NASDAQ.

	High	Low
2014
First Quarter	$41.41	$28.58
Second Quarter	39.06	31.22
Third Quarter	42.90	33.81
Fourth Quarter	$39.75	$28.62

2013
First Quarter	$19.89	$15.92
Second Quarter	23.62	13.98
Third Quarter	28.86	16.45
Fourth Quarter	$41.04	$22.63

On December 31, 2014, we had 85 registered holders of record of our common stock. We currently have no program regarding the repurchase of our common stock.

Dividends

Prior to the conversion of Series B Preferred Stock into the Company’s common stock by Viscaria, the issuance of future dividends, except cash dividends payable to holders of the Company’s stock of up to 25% of the net income of the Company, required the consent of a majority of the investor holders. Further, the Company was required to declare and pay to the holders of the Series B Preferred Stock at the same time the dividends which would have been declared and paid with respect to the common stock issuable upon conversion. Subsequent to the conversion by Viscaria, the Board of Directors may have the ability to declare dividends, subject to restrictions contained in the terms of our Senior Notes and Term loans, it is likely that cash from operations will be used for working capital and to service debt over the next few years.

For more information on the Series B Preferred Stock, Term Loans and the Senior Notes, please refer to Note 2, Series B Preferred Stock, Note 3, Line of Credit, Note 4, Term Loans and Note 5, Senior Notes to our audited consolidated financial statements included elsewhere in this Form 10-K.

ITEM 6.	SELECTED FINANCIAL DATA

	Year ended December 31,
	2014	2013	2012	2011(1)	2010
	(in thousands, except per share data)
Income Statement Data:
Revenues	$1,268,222	$1,150,925	$1,073,930	$779,646	$280,597
Gross margin	456,689	452,693	424,120	296,142	112,691
Income from operations	220,423	227,243	206,267	105,910	53,008
Loss on extinguishment of debt	(51,760)	—	—	—	—
Other (expense) income, net	(21,942)	(47,033)	(75,359)	(21,638)	4,686

Income before income taxes	146,721	180,210	130,908	84,272	57,694
Income tax expense	36,329	50,229	30,599	24,218	5,939

Net income	110,392	129,981	100,309	60,054	51,755
Less: Net income attributable to non-controlling interest	380	209	4,476	8,586	—

Net income attributable to IGATE Corporation	110,012	129,772	95,833	51,468	51,755
Accretion to preferred stock	2,225	494	404	302	—
Preferred dividend	28,529	31,403	29,047	22,147	—

Net income attributable to IGATE Corporation common shareholders	$79,258	$97,875	$66,382	$29,019	$51,755

Net earnings — Basic attributable to IGATE(2)	$(0.01)	$1.25	$0.87	$0.39	$0.92

Net earnings — Diluted attributable to IGATE(2)	$(0.01)	$1.21	$0.85	$0.38	$0.90
Weighted average common shares, basic	62,283	58,038	57,228	56,740	56,055

Weighted average common shares, diluted	64,171	59,830	58,821	57,943	57,394

Cash dividends declared per share	$—	$—	$—	$—	$0.26

Balance Sheet Data:
Cash and cash equivalents	$104,184	$204,836	$95,155	$75,440	$67,924
Restricted cash(3)	5,305	360,000	3,072	—	—
Short-term investments	82,486	181,401	510,816	354,528	71,915
Working capital(4)	217,318	353,380	611,818	442,399	147,678
Total assets	1,406,203	1,898,722	1,876,079	1,714,849	305,043
Long-term obligations	6,336	3,532	3,265	4,610	1,251
Senior Notes(3)	325,000	410,000	770,000	770,000	—
Term loans(3)	234,000	270,000	263,500	—	—
Total liabilities	887,387	1,411,818	1,397,680	1,111,647	56,987
Redeemable non-controlling interest	—	—	32,422	—	—
Non-controlling interest	3,717	4,875	—	177,183	—
IGATE shareholders’ equity(2)	$515,099	$71,658	$67,503	$76,996	$248,056

(1)	On May 12, 2011, the Company acquired IGATE Computer and the selected financial information for the year 2011 includes IGATE Computer results for the period from May 16, 2011 through December 31, 2011.
(2)

On November 4, 2014, the Company entered into a Conversion and Exchange agreement with Viscaria Limited pursuant to which Viscaria exercised its option to convert its 330,000 shares of Series B Preferred Stock into 21,730,290 shares of the Company’s common stock. Following this conversion, there were no remaining issued and outstanding shares of Series B Preferred Stock. In connection with the conversion, the Company paid $80 million in cash to Viscaria and the same has been charged to retained earnings. As per ASC 260-10-S99-2, “The Effect on the Calculation of Earnings per Share for a Period That Includes the Redemption or Induced Conversion of Preferred Stock”, the induced conversion amount paid is subtracted from net income to arrive at the net income available to common stockholders in the calculation of earnings per share.
(3)	In 2013, the Company took a term loan of $360 million from a consortium of banks to repay a portion of Senior Notes and recorded $90 million of the term loan as current liability. Accordingly in the year 2013, Senior Notes of $360 million is reclassified into current liabilities and corresponding amount is recorded as restricted cash of $360 million.
(4)	Working capital represents current assets less current liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and should also be read in conjunction with the disclosures and information contained in “Disclosure Regarding Forward-Looking Statements” and “Risk Factors” in this Annual Report on Form 10-K. Our future results are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “endeavors,” “strives,” “may,” variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified under “Part I, Item 1A. Risk Factors,” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason. We use the terms “IGATE,” “we,” the “Company,” “our” and “us” in this report to refer to IGATE Corporation and its subsidiaries. All references to years, unless otherwise noted, refer to our fiscal year, which ends as of December 31. For example, a reference to “fiscal 2014” means the 12-month period that ended as of December 31, 2014. All references to quarters, unless otherwise noted, refer to the quarters of our fiscal year. All references made to IGATE Computer Systems Limited (“IGATE Computer”) refers to the merged entity with IGATE Global Solutions Limited (“IGATE Global”).

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

Our Business

Overview

IGATE is a global leader in providing integrated technology and operations-based information technology solutions. We provide solutions to clients’ business challenges by leveraging our technology and process capabilities and offering productized applications and platforms that provide the necessary competitive and innovation edge to clients across industries, through a combination of speed, agility and imagination.

From time to time we have pursued strategic and targeted acquisitions, intended to enhance and add to our offerings of services and solutions, or enable us to expand in certain geographic and other markets. On May 12, 2011, we completed our largest acquisition to date, and acquired a majority stake in IGATE Computer, formerly known as Patni Computer Systems Limited. Our strategy of a global delivery model, combined with the acquisition, positioned us well to provide a greater breadth of services, expertise and solutions in addressing market needs and opportunities.

Our constant endeavor is to offer our customers world-class productivity, quality and cycle time in all our services. We provide a comprehensive portfolio of services and our suite of methodologies for delivery excellence is the process framework that includes IT delivery, support processes and tools to achieve excellence. Our delivery methodologies have demonstrated our thought leadership and execution capability as it drives the service delivery lifecycle based with the processes, enables excellence in delivery, helps to leverage the power of knowledge and enables collaboration as a global team and enables us to achieve “critical-to-success” objectives with the strategies.

Industry Background

The IT industry has become one of the most robust industries in the world. The rise of global service providers has enabled companies to reduce costs and improve productivity which has become a key driver of global economic growth. This growth has been driven by numerous factors, including the broad adoption of global communications, increased competition from globalization, and the organization and availability of highly-trained offshore workforces. Global demand for high quality, lower cost IT and IT-enabled services has created a significant opportunity for the service providers that can successfully leverage the benefits of, and address the challenges in using, an offshore talent pool. The effective use of offshore personnel can offer a variety of benefits, including lower costs, faster delivery of new IT solutions and innovations in vertical solutions, processes and technologies. India is a leader in IT services, and is regarded as having one of the largest and highest quality pools of talent in the world and providing comprehensive IT services.

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

Our Core Capabilities

As the first outsourcing solutions provider to offer fully integrated technology and operations structure with global service delivery, we offer a differentiated business model. Our core proposition of integrating technology and customer processes in a proprietary way has conformed to the changing customer needs and the ITOPS framework has helped us align better with the new-age business challenges of corporations. Our ITOPS framework has helped us build solutions that address explicit client issues taking into account the market and industry context. We have also developed strong expertise in industry processes that enable us to drive more innovation and technology capabilities to solve business challenges. We have deep industry expertise covering numerous industry verticals and offer specialized industry practices in areas such as insurance, healthcare, life sciences, manufacturing, retail, consumer packaged goods, banking, financial services, communications, energy, utility, media and entertainment, business administrative services, data management services and product and engineering solutions. We have characterized a clear value proposition around our global delivery model which enables us to offer flexible onsite and offshore services that are cost efficient and responsive to our clients’ preferences. Our operational excellence is enabled through a highly collaborative work environment, superior infrastructure management and adoption of best practices. We have a clearly defined organizational vision, objectives and methods to achieve and sustain organizational excellence in a highly competitive market. We have set organizational excellence as the foundation to meet customer’s expectations, ensure employee performance and achieve shareholder’s satisfaction.

Our Strategic Objectives

Our ITOPS framework facilitates a single-point analysis of the multidimensional business matrix which encompasses business goals, IT, operations, processes, human resources and related costs. To help customers leverage complex parameters and emerging technologies, we continually explore and evaluate capabilities from a client business perspective and develop innovative industry solutions leveraging them in collaboration with end users, strategic partners, and various domains. We intend to become the leading provider of ITOPS services by strengthening and broadening our industry expertise, service lines, optimizing and expanding delivery capability. We also intend to expand geographically and build our brand globally.

Our global delivery model allows us to offer varied and complex IT-enabled services to our customers across multiple locations. Our commitment to operational excellence and varied adopted practices has created highly skilled global resource teams which are capable of addressing challenges across all time cycles and zones. We believe our model is adaptable to meet changing market demands and needs of our customers. Our model is linked to business transformation for customers and meant to exceed their expectations on quality, cycle time and cost and is closely intervened with our organizational excellence philosophy and has been acknowledged with improved results and performance metrics. We have also regrouped the organization into vertical based units which would help us enhance industry knowledge and solutions, move us closer to our customers and increase the overall depth and accountability to our business.

As of December 31, 2014, our global operations had 33,484 employees (consisting of 31,453 IT and IT-enabled service professionals and 2,031 individuals working in sales, recruiting, general and administrative roles, of which 27,319 employees were located at offshore and 6,165 employees were located at onsite premises). The increase in headcount over the last few quarters demonstrates our ability to attract talent and the anticipation of ramp up of our key deals and clients. We are currently operating under a hire-for-growth model as opposed to our old just-in-time model and we have hired 3,751 employees during the year ended December 31, 2014. We expect our hiring numbers to be moderate in the future due to the increase in the adoption of our business model, technology automation and stable retention rates.

Economic Trends and Outlook

According to Gartner Inc. (Source: Gartner Forecast Alert: IT Spending, Worldwide, 4Q14 Update, ID Number: G00271522), an IT research and advisory company, the IT Services industry worldwide IT spending is forecasted to total $981 billion in 2015, a 2.6% increase from 2014 spending of nearly $956 billion.

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

As the global economic recovery continues modest growth in IT spending is expected. However, uncertainties surrounding the prospects for a more substantial upturn in global economic growth remain hindrances to the enhanced growth in IT spending. This uncertainty has caused pessimistic business and consumer sentiment throughout the world and led to a reduction in IT outsourcing specifically in collocation, hosting and data center outsourcing. In response, the industry is aggressively pursuing innovations involving cloud computing services, that it expects to stimulate demand beyond the modest growth experienced in recent years. Industry players are also aggressively pursuing mergers and acquisitions to stimulate growth. We believe that our business model is somewhat diversified, both geographically and operationally as we serve both IT and IT-enabled solutions. We also believe that our strategy of a global delivery model positions us well to provide a greater breadth of services, expertise and solutions in catering to market needs and opportunities.

Recent Events Impacting Future Operations

Redemption of the 9% Senior Notes due 2016

On April 22, 2014, the Company redeemed 9% Senior Notes due 2016, pursuant to a conditional notice of redemption which was delivered on March 20, 2014, to the holders thereof, calling for redemption of the entire outstanding $770 million aggregate principal amount of the 9% Senior Notes. The redemption price was equal to 100% of the principal amount of the 9% Senior Notes plus the applicable premium, which was $806.3 million.

Issuance of New Senior Notes

On April 2, 2014, the Company completed the private placement of $325 million aggregate principal amount of 4.75% Notes to several initial purchasers. The Notes will mature on April 15, 2019, and bear interest at a rate of 4.75% per annum, payable semi-annually in cash in arrears on April 15 and October 15 of each year, beginning on October 15, 2014. The Notes are senior unsecured obligations of the Company and will be guaranteed by the Guarantors. The Notes will be redeemable, in whole or in part, at any time on or after April 15, 2016, at the redemption prices specified in the Indenture, dated as of April 2, 2014, by and among the Company, ITI, IGATE, Inc., IGATE Holding Corporation and the trustee, together with accrued and unpaid interest, if any, to the redemption date. On September 19, 2014, the Company issued a prospectus pursuant to the Registration Rights Agreement which granted the initial purchasers and any subsequent holders of the Notes certain exchange and registration rights. The Notes were tendered by the Note holders by the close of the exchange offer on October 17, 2014.

Conversion of Series B Convertible Preferred Stock

On November 4, 2014, the Company entered into a Conversion and Exchange Agreement with Viscaria pursuant to which Viscaria exercised its option to convert its 330,000 shares of 8% Series B Convertible Participating Preferred Stock (the “Preferred Stock”) into 21,730,290 shares of the Company’s common stock. In connection with the conversion, the Company paid Viscaria an amount in cash equal to $80 million. Following this conversion, there were no remaining issued and outstanding shares of Series B Preferred Stock.

Increase in Revolver

On December 22, 2014, the Company entered into the Letter Amendment among DBS Bank Ltd., Singapore for an unsecured revolving credit facility to increase the amount of the aggregate revolving credit commitment to $75 million and to amend other provisions, including the interest rate which was amended to 2.15% for Eurocurrency rate loans.

Term Loans

On November 22, 2013, Pan-Asia, entered into a credit arrangement for a secured term loan facility with a consortium of banks, for a principal amount of $360 million, which was made available in two tranches. The first tranche comprised of $270 million maturing with principal due from November 2016 to November 2018, and the second tranche comprised of $90 million maturing 9 months from the utilization date of November 25, 2013. During the year ended December 31, 2014, the Company repaid the second tranche amount of $90 million and made a partial repayment of $36 million against the first tranche of the term loan.

Critical Accounting Policies and Estimates

The following explains our most critical accounting policies and estimates. See Note 1 to our audited consolidated financial statements set forth on pages 75 to 85 of this Form 10-K for a complete description of our significant accounting policies.

Revenue Recognition

Revenue is recognized when there is persuasive evidence of a contractual arrangement with customers, services have been rendered, the fee is fixed or determinable and collectability is reasonably assured. The Company has concluded that it has persuasive evidence of an arrangement when it enters into an agreement with its clients with terms and conditions which describe the services and the related payments are legally enforceable. When the terms of the agreement specify service level parameters that must be met, the Company monitors such service level parameters and recognizes revenues based on the levels achieved net of applicable taxes and includes reimbursements of out-of-pocket expenses, with the corresponding cost for out-of- pocket expenses included in cost of revenue. We evaluate multiple contracts with a single counterparty to determine whether such contracts should be accounted for as separate contracts or aggregated and accounted for as a single contract. We consider factors such as whether the contracts are negotiated separately and at different points in time and whether the contracts are won separately through a unique bid process. We evaluate whether the services are interdependent or interrelated with respect to the services being performed. If contracts are considered separate, the related costs are identified, tracked and reported separately and the contracts are serviced by different project management teams and potentially performed at different locations.

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

Derivative Instruments and Hedging Activities

The Company enters into foreign currency forward and option contracts (“foreign exchange derivative contracts”) to mitigate and manage the risk of changes in foreign exchange rates on inter-company, end customer accounts receivables, forecasted sales and inter-company transactions. The Company hedges anticipated sales transactions that are subject to foreign exchange exposure with foreign exchange derivative contracts that are designated effective and that qualify as cash flow hedges under ASC Topic 815, “Derivatives and Hedging” (“ASC No. 815”).

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

Stock-based compensation

FASB ASC Topic 718, “Accounting for Stock — Based Compensation”, requires all stock based payments, including grants of stock options, restricted stock units and employee stock purchase rights, to be recognized in our financial statements based on their respective grant date fair values. Under this standard, the fair value of each employee stock option and employee stock purchase right is estimated on the date of grant using an option pricing model that meets certain requirements.

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

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant items subject to such estimates and assumptions include the useful lives of property and equipment, carrying amount of property and equipment, intangibles and goodwill, valuation allowance for receivables and deferred tax assets, valuation of derivative instruments, valuation of stock- based compensation, assets and obligations related to employee benefits, income tax uncertainties and other contingencies and commitments. Management believes that the estimates used in the preparation of the consolidated financial statements are prudent and reasonable. Although these estimates are based upon management’s best knowledge of current events and actions, actual results could differ from these estimates.

Presentation of Supplemental Non-GAAP Financial Measures

In this management’s discussion and analysis, we use supplemental non-GAAP financial measures as defined by the Securities and Exchange Commission. These non-GAAP measures are not in accordance with, or an alternative for measures prepared in accordance with, U.S. GAAP and may be different from non-GAAP measures used by other companies. In addition, these non-GAAP measures are not based on any comprehensive set of accounting rules or principles. Reconciliations of these non-GAAP measures to their comparable GAAP measures are included in the financial tables set forth on pages 56 to 60 of this Form 10-K.

Results of Operations from Continuing Operations for the Year Ended December 31, 2014 as Compared to the Year Ended December 31, 2013 and 2012 (in thousands):

	Year Ended December 31,						% change of amount from comparable period
	2014	% of Revenue	2013	% of Revenue	2012	% of Revenue	2014	2013

Revenues	$1,268,222	100.0%	$1,150,925	100.0%	$1,073,930	100.0%	10.2%	7.2%
Cost of revenues(a)	811,533	64.0	698,232	60.7	649,810	60.5	16.2	7.5

Gross margin	456,689	36.0	452,693	39.3	424,120	39.5	0.9	6.7
Selling, general and administrative expense	198,016	15.6	190,261	16.5	171,471	16.0	4.1	11.0
Depreciation and amortization	38,250	3.0	35,189	3.1	46,382	4.3	8.7	(24.1)

Income from operations	220,423	17.4	227,243	19.7	206,267	19.2	(3.0)	10.1
Interest expense	(49,913)	(3.9)	(87,579)	(7.6)	(83,766)	(7.8)	(43.0)	4.6
Foreign exchange gain (loss), net	11,492	0.9	(4,099)	(0.4)	(20,084)	(1.9)	(380.4)	(79.6)
Loss on extinguishment of debt(b)	(51,760)	(4.1)	—	—	—	—	(b )	—
Other income, net	16,479	1.3	44,645	3.9	28,491	2.7	(63.1)	56.7

Income before income taxes	146,721	11.6	180,210	15.7	130,908	12.2	(18.6)	37.7
Income tax expense(c)	36,329	2.9	50,229	4.3	30,599	2.9	(c )	(c )

Net income	110,392	8.7	129,981	11.3	100,309	9.3	(15.1)	29.6
Non-controlling interest	380	0.0	209	0.0	4,476	0.4	81.8	(95.3)

Net income attributable to IGATE Corporation.	110,012	8.7	129,772	11.3	95,833	8.9	(15.2)	35.5
Accretion to preferred stock	2,225	0.2	494	0.0	404	0.0	350.4	22.3
Preferred dividend	28,529	2.2	31,403	2.7	29,047	2.7	(9.2)	8.1

Net income attributable to IGATE common shareholders	$79,258	6.3%	$97,875	8.5%	$66,382	6.2%	(19.0)%	47.4%

(a)	Cost of revenues is exclusive of depreciation and amortization.
(b)	As there is no amount in the previous period, the percent change from previous period is not computed.
(c)	As the effective tax rate is a better comparable measure, the percent change from comparable period is not computed.

Revenues

Revenues for the year ended December 31, 2014 increased by 10.2%, as compared to the year ended December 31, 2013. The increase is directly attributable to the combination of increased business with our recurring customers by 10% and business with new customers by 1.3%, which was partly offset by the cessation of business with certain existing customers by 0.4%. The increased business with our recurring customers is the direct result of our strategy to prioritize the expansion of our relationships with our existing customers. The movement of the USD against various other currencies had a net adverse impact on our revenues of 0.7% during the year ended December 31, 2014 as compared to the corresponding period in the previous year.

Revenues for the year ended December 31, 2013 increased by 7.2%, as compared to the year ended December 31, 2012. The increase is directly attributable to the combination of increased business with our recurring customers by 6.7% and business with new customers by 2.1%, which was partly offset by the cessation of business with certain existing customers resulting from streamlining our customer list to focus on long term strategic customers by 0.8%. The movement of the USD against various other currencies had a net adverse impact on our revenues of 0.8% during the year ended December 31, 2013 as compared to the corresponding period in the previous year.

Our top five customers accounted for 39%, 40% and 37% of the revenues for the year ended December 31, 2014, 2013 and 2012, respectively.

Revenues by Geography

The following table presents our consolidated domestic and international revenues as a percentage of consolidated revenues based on the location of the customer ( in thousands):

	Year Ended December 31,						% change of amount from comparable period
	2014		2013		2012
	Amount	%	Amount	%	Amount	%	2014	2013
Revenues:
United States	$877,755	69.2	$802,147	69.7	$758,040	70.6	9.4	5.8
Canada	119,600	9.4	122,169	10.6	104,012	9.7	(2.1)	17.5
EMEA(1)	200,797	15.9	155,521	13.5	142,473	13.3	29.1	9.2
Asia Pacific	70,070	5.5	71,088	6.2	69,405	6.4	(1.4)	2.4

Total revenues	$1,268,222	100	$1,150,925	100	$1,073,930	100	10.2	7.2

(1)	Comprises Europe, Middle East and African countries.

United States:

Our dynamic global delivery model comprising of offshore, onsite and expansion of near-shore delivery centers has enabled us to drive client proximity and centricity. We believe that this combined with the improving economic outlook has resulted in better prospects for us in this market. It continues to be a leading market and revenues grew by 9.4% for the year ended December 31, 2014 as compared to the year ended December 31, 2013. The growth was primarily attributable to increased business with our recurring and new customers by 8.2% and 1.6%, respectively. The revenue growth was primarily contributed by manufacturing and banking and financial services (“BFS”) verticals contributing to 4.4% and 2.3%, respectively.

Revenues grew by 5.8% for the year ended December 31, 2013 as compared to the year ended December 31, 2012. The growth was primarily attributable to increased business with our recurring customers by 4.7% and business with new customers by 1.9%, which was partly offset by the cessation of business with certain existing customers by 0.8%. The revenue growth was primarily contributed by manufacturing, insurance and retail and consumer packaged goods (“RCPG”) verticals by 3.2%, 3.0% and 2.2%, respectively, which was partly offset by the lower contribution by BFS vertical by 2.0%.

Canada:

We continue to focus by expanding our delivery centers in Canada. Our revenues grew by 4.7%, however, the movement of USD against CAD adversely impacted by 6.8% resulting in a net decrease of 2.1% for the year ended December 31, 2014 as compared to the year ended December 31, 2013.

Revenues grew by 17.5% for the year ended December 31, 2013 as compared to the year ended December 31, 2012. The growth was primarily attributable to increased business with our recurring and new customers by 20.9% and 0.6%, respectively. However, the movement of USD against CAD had an adverse impact on our revenues by 3.9% during the year ended December 31, 2013 as compared to the corresponding period in the previous year. The revenue growth is primarily contributed by BFS vertical.

EMEA:

EMEA continues to be a second leading market representing 15.9% of revenues for the current year. We continue to expand our presence by focusing more on certain markets such as Germany, Switzerland and others as we foresee higher prospects. In pursuit of gaining traction, we expanded our delivery centers to enable us to offer more customized solutions to our customers. The revenues grew by 29.1% for the year ended December 31, 2014 as compared to the year ended December 31, 2013. The growth was primarily attributable to increased business with our recurring customers by 27.1% and business with new customers by 0.7%, which was partly offset by the cessation of business with certain existing customers by 0.6%. The movement of the USD against the respective currencies had a net favorable impact on our revenues by 1.9% during the year ended December 31, 2014 as compared to the corresponding period in the previous year. The revenue growth was primarily contributed by diversified, BFS, insurance and manufacturing verticals by 14.8%, 12.8%, 4.3% and 2.8%, respectively, which was partly offset by the lower contribution by RCPG and healthcare and life sciences verticals by 3.2% and 2.4%, respectively.

Revenues grew by 9.2% for the year ended December 31, 2013 as compared to the year ended December 31, 2012. The growth was primarily attributable to increased business with our recurring customers by 5.4% and business with new customers by 5.5%, which was partly offset by the cessation of business with certain existing customers by 1.8%. The revenue growth was primarily contributed by BFS and RCPG verticals by 8.2% and 2.8%, respectively, which was partly offset by the lower contribution by diversified verticals by 4.0%.

Asia Pacific (“APAC”):

Revenues grew by 1.5% each with our recurring customers and new customers, which were partly offset by cessation of business with certain existing customers by 0.7%. However, the movement of the USD against the respective currencies had an adverse impact on revenues by 3.7% resulting in a net decrease in revenues by 1.4% for the year ended December 31, 2014 as compared to the year ended December 31, 2013.

Revenues grew by 2.4% for the year ended December 31, 2013 as compared to the year ended December 31, 2012. The growth was primarily attributable to increased business with our recurring and new customers by 9.7% which was partly offset by the cessation of business with certain existing customers by 0.8%. However, the movement of the USD against the respective currencies had a net adverse impact on our revenues of 6.5% during the year ended December 31, 2013 as compared to the corresponding period in the previous year. The revenue growth was primarily contributed by diversified and healthcare & life sciences verticals by 4.5% and 4.2%, respectively, which was partly offset by the lower contribution by manufacturing and BFS verticals by 3.6% and 2.1%, respectively.

Revenue by verticals

The following table presents our consolidated revenues as a percentage of consolidated revenues based on customer business verticals (in thousands):

	Year Ended December 31,						% change of amount from comparable period
	2014		2013		2012
	Amount	%	Amount	%	Amount	%	2014	2013
Revenues:
Banking and financial services	$287,123	22.6	$252,898	22.0	$238,901	22.2	13.5	5.9
Insurance	250,499	19.8	254,029	22.1	229,384	21.4	(1.4)	10.7
Healthcare and life sciences	117,228	9.2	108,465	9.4	110,722	10.3	8.1	(2.0)
Manufacturing	343,424	27.1	304,795	26.5	281,125	26.2	12.7	8.4
Retail and consumer packaged goods	109,781	8.7	101,292	8.8	81,829	7.6	8.4	23.8
Diversified	160,167	12.6	129,446	11.2	131,969	12.3	23.7	(1.9)

Total revenues	$1,268,222	100	$1,150,925	100	$1,073,930	100	10.2	7.2

Banking and financial services (“BFS”):

Revenues grew by 13.5% for the year ended December 31, 2014 as compared to the year ended December 31, 2013. The growth was primarily attributable to increased business with our recurring customers in EMEA and United States by 7.9% and 7.3% which was partly offset by decreased business with recurring customers in Canada by 1.5%, respectively. However, the movement of USD against CAD had an adverse impact on the revenues by 3.0%.

Revenues grew by 5.9% for the year ended December 31, 2013 as compared to the year ended December 31, 2012. The growth was primarily attributable to increased business with our recurring customers in Canada and EMEA by 9.6% and 4.8%, respectively, which were partially offset by decrease in revenues from recurring customers in United States and APAC by 6.3% and 0.6%, respectively. The movement of the USD against CAD had an adverse impact on the revenues by 1.6% during the year ended December 31, 2013 as compared to the corresponding period in the previous year.

Insurance:

Revenues grew by 2.7% and 0.7% from our recurring customers in EMEA and APAC, respectively, for the year ended December 31, 2014 as compared to the year ended December 31, 2013. However, revenues from recurring customers in United States reduced by 5.3%, resulting in a net decrease in revenues by 1.4% for the year ended December 31, 2014 as compared to the year ended December 31, 2013.

Revenues grew by 10.7% for the year ended December 31, 2013 as compared to the year ended December 31, 2012. The growth was directly attributable to increased business with our recurring customers in United States and EMEA by 9.0% and 0.8%, respectively. We also had business with new customers in United States contributing to 1.4% of revenues which was partly offset by cessation of business with our existing customers by 0.6%.

Healthcare and life sciences:

Revenues grew by 8.1% for the year ended December 31, 2014 as compared to the year ended December 31, 2013. The growth was primarily attributable to increased business with new and recurring customers in United States by 6.4% and 6.2%, respectively. The revenues from recurring customers in EMEA and APAC reduced by 3.8% and 1.1%, respectively, which was partly offset by business from new customers in APAC by 0.5%.

Revenues grew by 2.6% from our recurring customers in APAC for the year ended December 31, 2013 as compared to the year ended December 31, 2012. Revenues from recurring customers in United States and EMEA were reduced by 3.6% and 1.2%, respectively. We also had business with new customers in United States contributing to 0.7% of revenues, which was fully offset by cessation of business with our existing customers.

Manufacturing:

Revenues grew by 12.7% for the year ended December 31, 2014 as compared to the year ended December 31, 2013. The growth was primarily attributable to increased business with our recurring customers in United States and EMEA region by 11.6% and 1.0%, respectively.

Revenues grew by 8.4% for the year ended December 31, 2013 as compared to the year ended December 31, 2012. The growth was primarily attributable to increased business with our recurring customers in United States and EMEA by 8.9% and 1.2%, respectively. Revenues reduced by 0.9% each from our recurring customers in APAC and cessation of business with our existing customers in United States.

Retail and consumer packaged goods:

Revenues grew by 8.4% for the year ended December 31, 2014 as compared to the year ended December 31, 2013. The growth was primarily attributable to increased business with our recurring and new customers in United States by 10.8% and 3.3%, respectively. Revenues decreased by 5.3% and 0.8% with our recurring customers in EMEA and APAC region.

Revenues grew by 23.8% for the year ended December 31, 2013 as compared to the year ended December 31, 2012. The growth was primarily attributable to increased business with our recurring customers in United States and EMEA by 12.6% and 4.8%, respectively. Revenues from our recurring customers in APAC reduced by 1.0%. We also had business with new customers in United States contributing to 7.7% of revenues.

Diversified:

Revenues grew by 23.7% for the year ended December 31, 2014 as compared to the year ended December 31, 2013. The growth was primarily attributable to increased business with our recurring customers in EMEA, United States and APAC by 17.8%, 6.3% and 0.7%, respectively. We also had business with new customers in United States contributing to 0.7% of revenues which was fully offset by cessation of business with our existing customers.

Revenues grew by 4.0% from our recurring customers in APAC for the year ended December 31, 2013 as compared to the year ended December 31, 2012. We also had business with new customers in EMEA and United States contributing to 4.5% and 1.5% of revenues. The movement of USD against AUD had an adverse impact on our revenues by 1.4% during the year ended December 31, 2013 as compared to the corresponding period in the previous year. Revenues from our recurring customers in EMEA and United States reduced by 8.4% and 0.9%, respectively.

Revenue by project type

The following table presents our consolidated revenues as a percentage of consolidated revenue based on project type (in thousands):

	Year Ended December 31,						% change of amount from comparable period
	2014		2013		2012
	Amount	%	Amount	%	Amount	%	2014	2013
Revenues:
Non-time and material	$841,372	66.3	$733,688	63.7	$625,081	58.2	14.7	17.4
Time and material	426,850	33.7	417,237	36.3	448,849	41.8	2.3	(7.0)

Total revenues	$1,268,222	100	$1,150,925	100	$1,073,930	100	10.2	7.2

Non-time and material revenues primarily represents contracts with fixed price milestones, fixed time frames, managed services arrangements and per transaction pricing. Revenues increased by 14.7% for the year ended December 31, 2014 as compared to the year ended December 31, 2013. The increase was primarily attributable to increased business with our recurring customers by 14.6% and business with new customers by 1.4%, which was partly offset by the cessation of business with certain existing customers by 0.2%. The movement of the USD against various other currencies had a net adverse impact on our revenues of 1.1% during the year ended December 31, 2014 as compared to the corresponding period in the previous year. Revenues increased by 17.4% for the year ended December 31, 2013 as compared to the year ended December 31, 2012. The increase was primarily attributable to increased business with our recurring customers by 16.5% and business with new customers by 2.9%, which was partly offset by the cessation of business with certain existing customers by 0.8%. The movement of the USD against various other currencies had a net adverse impact on our revenues of 1.2% during the year ended December 31, 2013 as compared to the corresponding period in the previous year.

Time and material projects are projects wherein contract payments are based on the number of consultant hours worked on the project. Revenues increased by 2.3% for the year ended December 31, 2014 as compared to the year ended December 31, 2013. The increase was primarily attributable to increased business with our recurring customers by 1.9% and business with new customers by 1.0%, which was partly offset by the cessation of business with certain existing customers by 0.6%. Revenues decreased by 7.0% for the year ended December 31, 2013 as compared to the year ended December 31, 2012. The decrease was primarily attributable to decreased business with our recurring customers by 6.9% and cessation of business with certain existing customers by 0.9% which was partly offset by the increased business with new customers by 1.1%. The movement of the USD against various other currencies had a net adverse impact on our revenues of 0.3% during the year ended December 31, 2013 as compared to the corresponding period in the previous year.

Revenue Mix and Utilization

The following table presents percentages of our revenue mix and utilization:

	Year Ended December 31,
	2014	2013	2012
	%	%	%
Efforts:
Onsite	22.5	21.7	21.4
Offshore	77.5	78.3	78.6

Revenue Mix:
Onsite	49.8	48.5	51.2
Offshore	50.2	51.5	48.8

Realized Rate (IT and Consulting Services):
Onsite	65.4	67.7	69.1
Offshore	19.5	20.2	18.6

Utilization:
Utilization (IT and Consulting Services)	72.5	77.6	74.7
Utilization (BPO)	93.2	95.4	93.6
Utilization	75.9	80.6	78.2

During the year ended December 31, 2014, there was an increase in revenue from onsite services directly attributable to an increase in the use of onsite resources. During the year ended December 31, 2014, we increased our investments in building talent capital, leadership, and learning and solution development with a view to build long term value and thereby strengthen our competitive position. The increased investments were also directly responsible for a decrease in realized and utilization rates during the year ended December 31, 2014. We believe our increased on-site presence, stable future hiring, increased automation and other scale benefits will improve utilization rates.

During the year ended December 31, 2013, there was a reduction in onsite revenue as compared to the previous period, primarily on account of foreign exchange movement impacting the realized rates unfavorably. We also optimized the utilization of resources which led to an increase in onsite as well as offshore utilization during the year ended December 31, 2013 as compared to the corresponding period in previous year.

Gross margin

Our gross margin percentage (gross margin as percentage of revenues) was 36.0% for the year ended December 31, 2014 as compared to 39.3% for the year ended December 31, 2013 and 39.5% for the year ended December 31, 2012. Our increased hiring, investments in business tools, methodology and capabilities and the initial set up and conversion costs associated with ramping up for our large deals have resulted in lower margin during the current period. However, we believe that our continuous investments in people, capabilities and infrastructure will enable us to strengthen our position as a transformational ITOPS solutions provider and drive our revenue growth. The details of gross margin is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Gross Margin Metrics:
Revenue	$1,268,222	$1,150,925	$1,073,930
Cost of revenues:
Direct salary costs	683,829	582,390	545,007
Direct travel costs	40,163	37,123	35,745
Direct other costs	87,541	78,719	69,058

Gross Margin	$456,689	$452,693	$424,120

As we conduct business through our globally integrated onsite and offshore delivery locations, primarily in India, the strengthening or weakening of the USD against other currencies, has a direct effect on our costs by reducing or increasing the cost of our services in offshore delivery centers which impacts our profitability.

During the year ended December 31, 2014, the decrease in gross margin percentage was directly attributable to a decrease in utilization by 1.3%, increase in salaries and other costs directly associated with billable professionals, including payroll taxes by 2.4%, increase in professional fees and license fee by 0.3%. The decrease was offset by favorable movement of the USD against other currencies by 0.7%.

During the year ended December 31, 2013, the decrease in gross margin percentage compared to the year ended December 31, 2012, was directly attributable to the adverse impact of increase in salaries, performance incentives and other costs directly associated with billable professionals, including payroll taxes by 1.9% which was offset by favorable movement of the USD against the INR impacting our gross margin by 1.0%, favorable impact of decrease in immigration costs, including visa fees by 0.2% and better utilization by 0.5%.

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

	Year Ended December 31,
	2014	2013	2012
Employee costs	$97,701	$87,261	$80,676
Travel costs	12,395	12,206	8,058
Corporate costs:
- Marketing costs	7,233	7,167	6,558
- Legal costs	7,600	8,528	3,299
- Other corporate costs	22,638	27,901	26,330

Total Corporate costs	37,471	43,596	36,187
Facilities costs	50,449	47,198	46,550

Selling, general and administrative expenses	$198,016	$190,261	$171,471

Our SG&A percentage (SG&A expenses as a percentage of revenues) was 15.6% for the year ended December 31, 2014, as compared to 16.5% for the year ended December 31, 2013 and 16.0% for the year ended December 31, 2012.

Total SG&A expenses for the year ended December 31, 2014 increased by $7.8 million as compared to the year ended December 31, 2013.

Employee costs increased by $10.4 million for the year ended December 31, 2014, as compared to the year ended December 31, 2013, due to increase in stock-based compensation expenses by $2.6 million, higher staff welfare expenses by $3.0 million and higher salary, overhead expenses and benefits by $4.8 million.

Our corporate costs decreased by $6.1 million for year ended December 31, 2014, as compared to the year ended December 31, 2013.The decrease of $0.9 million in legal fees was attributable to the decrease in legal fees related to ongoing general litigation matters by $1.3 million which was offset by an increase of $0.4 million in employment settlement matters. Other corporate costs decreased by $5.3 million for the year ended December 31, 2014, as compared to the year ended December 31, 2013, mainly due to decrease in merger and reorganization expenses of $7.1 million incurred in connection with implementation of structural changes during the second quarter of 2013, decrease in professional fees by $1.5 million and decrease in miscellaneous expenses by $0.2 million which was offset by an increase in rates and taxes by $2.0 million and recruitment expenses by $1.5 million.

Facilities costs increased by $3.3 million for year ended December 31, 2014, as compared to the year ended December 31, 2013. due to increases in rent and electricity by $4.1 million which was partly offset by decrease in repairs and maintenance, house-keeping and security charges by $0.8 million.

Total SG&A expenses for the year ended December 31, 2013 increased by $18.8 million as compared to the year ended December 31, 2012.

Employee costs increased by $6.6 million for the year ended December 31, 2013, as compared to the year ended December 31, 2012, resulting from an increase due to higher salary, overhead expenses and benefits by $8.1 million, employee stock-based compensation expenses of $0.3 million which was offset by decrease in staff welfare expenses by $1.8 million.

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

Depreciation and amortization costs

Depreciation and amortization costs for the year ended December 31, 2014 were 3.0% of revenue, as compared to 3.1% of revenue for the year ended December 31, 2013. Although, the costs decreased marginally as a percentage of revenue due to the higher revenue base in 2014 as compared to 2013, costs increased in absolute terms due to expansion of offshore delivery centers in India.

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

Operating income

Our operating margin (operating income as a percentage of revenue) was 17.4% for the year ended December 31, 2014, as compared to 19.7% for the year ended December 31, 2013. This decrease was mainly due to an increase in selling, general and administrative expense and depreciation and amortization, which was offset by a higher gross margin in absolute terms.

Our operating margin (operating income as a percentage of revenue) was 19.7% for the year ended December 31, 2013, as compared to 19.2% for the year ended December 31, 2012. This increase was mainly due to a higher gross margin in absolute terms, lower depreciation which was offset by an increase in selling, general and administrative expense.

Interest expense

Interest expenses were 3.9%, 7.6% and 7.8% of revenues for the year ended December 31, 2014, 2013 and 2012, respectively. The details of interest expense is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Interest on Senior Notes (including amortization of debt issuance costs)	$35,670	$75,718	$75,090
Interest expense on line of credit and term loans (including amortization of debt issuance costs)	13,326	12,283	7,835
Interest on uncertain tax position	543	(762)	—
Other interest charges	374	340	841

	$49,913	$87,579	$83,766

The decrease in interest expense of $37.7 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013 was primarily on account of lower interest of 4.75% on the new Senior Notes as compared to 9.00% on the extinguished Senior Notes. The increase of $3.8 million of interest expense for the year ended December 31, 2013 as compared to the year ended December 31, 2012 was primarily due to $4.04 million of debt cost which was charged to earnings as a result of early repayment of term loan facilities during the second and fourth quarter of 2013.

During the year ended December 31, 2012, we recorded a provision of $0.4 million for interest to be paid in connection with a court-ordered rescission of a land sale agreement.

Foreign exchange gain (loss), net

Foreign exchange gain was $11.5 million for the year ended December 31, 2014 as compared to loss of $4.1 million for the year ended December 31, 2013, and loss of $20.1 million for the year ended December 31, 2012.

We recognized foreign currency gain of $13.3 million on foreign exchange derivative contracts related to inter-company and end customer receivables and forecasted revenues for the year ended December 31, 2014, as compared to a loss of $11.3 million for the year ended December 31, 2013 and loss of $18.6 million for the year ended December 31, 2012.

During the year ended December 31, 2013, we recognized net realized loss of $1.1 million on a foreign exchange forward contract that was entered to hedge the risk of changes in the foreign exchange rates on our foreign currency denominated investments classified as available-for-sale securities.

We also recognized a foreign currency loss of $1.0 million on the re-measurement of the unsecured revolving working credit facility and a loss of $0.8 million related to other monetary assets and liabilities for the year ended December 31, 2014, as compared to a loss of $5.7 million on the re-measurement of the unsecured revolving working credit facility, loss of $0.9 million on the re-measurement of our escrow account balance, gain of $0.4 million on the re-measurement of redeemable non-controlling interest, gain of $14.5 million related to other monetary assets and liabilities for the year ended December 31, 2013, as compared to a loss of $4.1 million on the re-measurement of escrow account balance, loss of $0.5 million on the re-measurement of unsecured revolving working credit facility, gain of $2.7 million related to other monetary assets and liabilities and gain of $0.4 million on re-measurement of redeemable non-controlling interest for the year ended December 31, 2012, respectively.

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

Other income, net

Other income was 1.3%, 3.9% and 2.7% of revenues for the year ended December 31, 2014, 2013 and 2012, respectively. The details of other income is as follows (in thousands):

	Year ended December 31,
	2014	2013	2012
Investment income	$11,242	$33,334	$26,142
Interest income	1,914	3,080	1,755
Gain (loss) on sale of fixed assets	212	2,230	28
Forfeiture of vested stock options	0	3,005	0
Other	3,111	2,996	566

Other income, net	$16,479	$44,645	$28,491

The decrease in other income for the year ended December 31, 2014 as compared to corresponding period in the prior year was primarily due to the reduction in the investment income. Our investment base as of January 1, 2014 and 2013 was $181.4 million and $510.8 million, respectively. The increase in other income for the year ended December 31, 2013 as compared to corresponding period in the prior year was primarily due to higher investment income due to increased investment base and the redemption of units in 2013 resulting in higher realized income. Our investment base as of January 1, 2013 and 2012 was $510.8 million and $354.5 million, respectively.

Interest income received on tax refunds from tax authorities amounted to $0.7 million for the year ended December 31, 2014 as compared to $2.6 million for the year ended December 31, 2013 and $1.5 million for the year ended December 31, 2012. Interest received from a customer as part of a receivables settlement amounted to $0.7 million for the year ended December 31, 2014. Interest earned on our term and bank deposits amounted to $0.5 million, $0.5 million and $0.2 million for the years ended December 31, 2014, 2013 and 2012. During the year ended December 31, 2013, $1.6 million of liability which was no longer required was written back and we received $0.6 million of tax refunds from service tax authorities and $0.2 million as an incentive received from the Government for liquidating our subsidiary. Additionally, other income for the year ended December 31, 2013, includes approximately $3.0 million attributable to the forfeiture of vested stock options in connection with the termination of our former Chief Executive Officer, during the second quarter of 2013. During the year ended December 31, 2012, we recorded a loss of $0.9 million in connection with a court-ordered rescission of a land sale agreement.

Income taxes

Our effective tax rate (“ETR”) was 24.8%, 27.9% and 23.4% during the year ended December 31, 2014, 2013 and 2012, respectively.

The ETR decreased from 27.9% in 2013 to 24.8%, in 2014 primarily on account of release of valuation allowance and reduction in non-deductible expenses.

During the current year, the Company released valuation allowances of $3.3 million pertaining to its subsidiary in U.K. and Singapore jurisdiction. The Company weighed all evidences and determined that the positive evidences relating to the realizability of its deferred tax asset outweighed the negative evidences and concluded that it is more likely than not that the deferred tax assets will be realized and released the valuation allowance. Further there is a reduction in the non-deductible tax expense to the extent of $0.8 million and increase in tax holiday benefit by $0.2 million as compared to the previous year.

During 2013, $3.0 million of tax expense was recorded as a result of increase in Indian statutory tax rate on the deferred tax liability as per the new legislation.

The ETR increased from 23.4% in 2012 to 27.9% in 2013 primarily on account of a tax rate increase, the impact of internal reorganisations and non recurring tax benefits earned in the previous year. During 2013, $3.0 million of tax expense was recorded as a result of increase in the Indian statutory tax rate on the deferred tax liability pursuant to legislation. In 2012, the Company released $4.0 million of valuation allowance relating to temporary differences of ITI which resulted in a lower rate in 2012. An increase in tax expense of $1.1 million in 2013 resulted from the expiration of a 100% tax holiday in one of the SEZ divisions resulting in the entity being taxable on 50% of income. The impact of tax benefits due from the expiration of the statute of limitations in 2012 was $1.5 million and non recurring foreign tax credits earned in 2012 was $2.6 million. The Company also recorded tax expense of $1.0 million primarily on account of the merger of entities in Indian jurisdiction. The above increase is partly off set by the positive tax impact of Sec. 956 to give effect to the reorganization which resulted in a net impact of $10.1 million (representing a benefit of $4.7 million in 2013 and a net tax expense of $5.4 million in 2012).

Non-controlling interest

Post the approval of the merger scheme of IGATE Global on May 10, 2013 by the High Court of Judicature at Mumbai approving the merger of IGATE Computer with IGATE Global, shareholders of IGATE Computer who did not tender their shares during the exit period (until May 27, 2013) were issued IGATE Global shares in the ratio of five equity shares of IGATE Global for twenty two equity shares of IGATE Computer. The Company had no obligation to redeem the shares and accordingly the redeemable non-controlling interest in 2012 was reclassified to permanent equity. The shares held by the general public as of December 31, 2014 and 2013 represents approximately 0.5% of the outstanding share capital of IGATE Global.

For the year ended December 31, 2014 and 2013, we recorded $0.4 million and $0.2 million share of profits and $2.1 million and $1.9 million of accumulated other comprehensive loss attributable to non-controlling interest.

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

Preferred dividend

On February 1, 2011, pursuant to the securities purchase agreement with Viscaria dated January 10, 2011, we issued 210,000 shares of Series B Preferred Stock for a consideration of $210 million and an additional 120,000 shares were issued on May 9, 2011 for a consideration of $120 million. On November 4, 2014, Viscaria exercised its option to convert its preferred stock into the Company’s common stock. Prior to this conversion, we accrued for cumulative dividends of $28.5 million, $31.4 million and $29.0 million at a rate of 8.00% per annum, compounded quarterly, for the year ended December 31, 2014, 2013 and 2012, respectively. Following this conversion, there were no remaining issued and outstanding shares of Series B Preferred Stock.

Use of non-GAAP Financial Measures:

We believe that providing adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) and non-GAAP net income and non-GAAP diluted earnings per share in addition to the related GAAP measures provides investors with greater transparency to the information used by our management in our financial and operational decision-making. These non-GAAP measures are also used by management in connection with our performance compensation programs.

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

The non-GAAP financial measures contained herein exclude the following items and related tax adjustments:

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

•

Preferred dividend and accretion to preferred stock: In 2011, we issued 8.00% Series B Preferred Stock. We also incurred issuance costs that have been netted against the proceeds received from the issuance of the Series B Preferred Stock. Prior to its conversion to common stock on November 4, 2014, the Series B Preferred Stock was being accreted over a period of six years. Although, the effect of inclusion of equivalent units of common stock towards convertible participating preferred stock is anti-dilutive for GAAP purposes, the non-GAAP diluted earnings per share has been calculated assuming the conversion of all outstanding shares of preferred stock into equivalent units of common stock. We believe that eliminating these expenses as well as inclusion of equivalent units of common stock towards the preference shares to compute diluted earnings per share for purposes of calculating these non-GAAP measures facilitates a more meaningful evaluation of our current operating performance and comparisons to our past operating performance. As discussed below, following the conversion on November 4, 2014, there were no remaining issued and outstanding shares of Series B Preferred Stock.

•

Induced Conversion: On November 4, 2014, the Company converted the preferred stock into 21,730,290 equity shares and paid $80 million in cash to the preferred stockholders. The induced conversion amount charged to retained earnings is subtracted from net income to arrive at income available to common stockholders in the calculation of earnings per share. We believe that eliminating this charge for purposes of calculating non-GAAP measures facilitates a more meaningful evaluation of our current operating performance and comparisons to our past operating performance.

•

Loss on extinguishment of debt: We extinguished debt prior to our scheduled maturity which has resulted in non-operating expenses which otherwise would not have been incurred. Debt extinguishment related charges that are excluded from GAAP earnings to determine non-GAAP earnings consist of the extinguishment premium paid as well as the write-off of unamortized debt issuance costs. These expenses are one-off and of a non-recurring nature and we believe that eliminating them for purposes of calculating these non-GAAP measures facilitates a more meaningful evaluation of our current operating performance and comparisons to our past operating performance.

From time to time in the future, there may be other items that we may exclude in presenting our financial results.

The table below presents a reconciliation of our non-GAAP financial measures to the most comparable GAAP measures for each of the past three years ended December 31, 2014, 2013 and 2012, respectively (in thousands, except for per share data):

	For the Year Ended December 31,
	2014	2013	2012
GAAP Net income (loss) attributable to IGATE common shareholders	$(742)	$97,875	$66,382
Adjustments:
Preferred dividend and accretion to preferred stock	30,754	31,897	29,451
Induced conversion of Series B Preferred stock	80,000	—	—
Amortization of Intangible assets	10,515	10,538	11,555
Stock-based compensation	17,376	14,840	12,274
Delisting expenses	—	93	5,029
Merger and reorganization expenses	315	7,403	1,472
Foreign exchange loss on acquisition hedging and re-measurement	—	489	3,755
Loss on extinguishment of debt	51,760	—	—
Forfeiture of vested stock options	—	(3,005)	—
Income tax adjustments	(28,464)	(9,796)	(8,908)

Non-GAAP Net income attributable to IGATE common shareholders	$161,514	$150,334	$121,010

Basic EPS (GAAP) to Basic EPS (Non-GAAP):
BASIC EPS (GAAP)	$(0.01)	$1.25	$0.87
Preferred dividend and accretion to preferred stock	0.38	0.41	0.39
Induced conversion of Series B Preferred stock	0.99	—	—
Amortization of Intangible assets	0.13	0.13	0.15
Stock- based compensation	0.22	0.19	0.16
Delisting expenses	—	0.01	0.07
Merger and reorganization expenses	0.00	0.09	0.02
Foreign exchange loss on acquisition hedging and re-measurement	—	0.01	0.05
Loss on extinguishment of debt	0.64	—	—
Forfeiture of vested stock options	—	(0.04)	—
Income tax adjustments	(0.35)	(0.13)	(0.12)
Non-GAAP adjustment to weighted-average shares used to compute net earnings per share	0.00	—	—

BASIC EPS (Non-GAAP)	$2.00	$1.92	$1.59

	For the Year Ended December 31,
	2014	2013	2012
Diluted EPS (GAAP) to Diluted EPS (Non-GAAP):
Diluted EPS (GAAP)	$(0.01)	$1.21	$0.85
Preferred dividend and accretion to preferred stock	0.37	0.41	0.38
Induced conversion of Series B Preferred stock	0.97
Amortization of Intangible assets	0.13	0.13	0.15
Stock-based compensation	0.21	0.19	0.16
Delisting expenses	—	0.00	0.06
Merger and reorganization expenses	0.00	0.09	0.02
Foreign exchange loss on acquisition hedging and re-measurement	—	0.01	0.05
Loss on extinguishment of debt	0.63	—	—
Forfeiture of vested stock options	—	(0.04)	—
Income tax adjustments	(0.34)	(0.12)	(0.11)
Non-GAAP adjustment to weighted-average shares used to compute net earnings per share	0.00	—	—

Diluted EPS (Non-GAAP)	$1.96	$1.88	$1.56

Weighted average shares outstanding, Basic	62,283	58,038	57,228
Add: Assumed preferred stock conversion	18,337	20,325	18,778

Non-GAAP weighted average shares outstanding, Basic	80,620	78,363	76,006

Weighted average dilutive common shares outstanding	64,171	59,830	58,821
Add: Assumed preferred stock conversion	18,337	20,325	18,778

Weighted average dilutive common equivalent shares outstanding	82,508	80,155	77,599

Non-GAAP Disclosure of Adjusted EBITDA

We present Adjusted EBITDA as a supplemental measure of our performance. We define Adjusted EBITDA as net income plus (i) depreciation and amortization, (ii) interest expense, (iii) income tax expense, minus (iv) other income, net plus (v) foreign exchange (gain)/loss, (vi) stock-based compensation (vii) delisting expenses (viii) merger and reorganization expenses and (ix) loss on extinguishment of debt. We eliminated the impact of the above as we do not consider them as indicative of our ongoing operating performance. These adjustments are itemized below. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

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

The table below presents Adjusted EBITDA for each of the year ended December 31, 2014, 2013 and 2012, respectively (in thousands):

	For the Year Ended December 31,
	2014	2013	2012
Net income	$110,392	$129,981	$100,309
Adjustments:
Depreciation and amortization	38,250	35,189	46,382
Interest expenses	49,913	87,579	83,766
Income tax expense	36,329	50,229	30,599
Other income, net	(16,479)	(44,645)	(28,491)
Foreign exchange (gain)/loss	(11,492)	4,099	20,084
Stock-based compensation	17,376	14,840	12,274
Delisting expenses	—	93	5,029
Merger and reorganization expenses	315	7,403	1,472
Loss on extinguishment of debt	51,760	—	—

Adjusted EBITDA (a non-GAAP measure)	$276,364	$284,768	$271,424

We present the non-GAAP financial measure Adjusted EBITDA because, management uses this measure to monitor and evaluate the performance of the business and believes the presentation of this measure will enhance the investors’ ability to analyze trends in the business and evaluate our underlying performance relative to other companies in the industry.

Liquidity and Capital Resources

Our cash balances are held in numerous locations throughout the world, of which we hold approximately $159.5 million of cash, cash equivalents and short-term investments in our foreign locations as of December 31, 2014. Amounts held outside of the United States are utilized to support non-U.S. liquidity needs. Our ongoing cash flows and external borrowings in the United States are expected to be sufficient to meet our primary operating liquidity needs, in the United States, for at least twelve (12) months following this report.

We have provided for the United States federal tax liability on the post-acquisition and pre-merger earnings and profits of the former IGATE Computer (currently merged with IGATE Global). The Company intends to use the remaining accumulated and future earnings of merged entities as well as other foreign subsidiaries to expand operations outside the United States and accordingly, undistributed earnings and profits are deemed permanently reinvested. However, if our intent is to change and we elect to repatriate such undistributed foreign earnings back to United States, it could result in additional income tax payments in future years. We estimate the potential tax liability relating to the repatriation of such undistributed foreign earnings to be approximately $227.1 million as of December 31, 2014.

The following table summarizes the sources and uses of cash from our consolidated statements of cash flow (in thousands):

	Year Ended December 31,
	2014	2013	2012
Net cash provided by operating activities	$136,728	$153,463	$100,371
Net cash provided by (used in) investing activities	15,123	254,159	(406,362)
Net cash provided by (used in) financing activities	(250,058)	(330,133)	323,139
Effect of exchange rate changes	(2,445)	32,192	2,567

Net change in cash and cash equivalents	$(100,652)	$109,681	$19,715

Operating Activities

Our largest source of operating cash flows is cash collections from our customers for different information technology services we render under various Statements of Work. Our primary uses of cash from operating activities are for personnel related expenditures, leased facilities and taxes.

Net cash provided by operating activities decreased by approximately $16.7 million for fiscal 2014 as compared to fiscal 2013. This decrease was primarily due to lower net income adjusted for higher depreciation, amortization of intangible assets, stock-based compensation expense and loss on extinguishment of debt. The impact of these was partially offset by changes in operating assets and liabilities, primarily increases in prepaid expenses, accounts receivables, unbilled revenues and reduction of accrued and other liabilities resulting from increased operations during the fiscal period 2014, in comparison to the prior period.

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

Investing Activities

Cash provided by investing activities was $15.1 million for the year ended December 31, 2014 as compared to $254.2 million for the year ended December 31, 2013 and cash used in investing activities of $406.4 million for the year ended December 31, 2012.

Cash provided by investing activities reduced by $239.0 million in 2014 as compared to 2013 primarily due to a smaller investment portfolio and decreased purchases of non-controlling interest in 2014 as compared to the exit offer which was made to the shareholders of IGATE Computer (now merged with IGATE Global) which expired in the second quarter of 2013. In 2012, cash used in investing activities was primarily due to an additional purchase of non-controlling interests, increase in capital expenditure and increase in net purchase of investments in 2012 as compared to 2013.

Our investment portfolio and other investments decreased by $107.9 million for the year ended December 31, 2014 as compared to $311.5 million for the year ended December 31, 2013 and an increase of $143.4 million for the year ended December 31, 2012. Our investment portfolio decreased during 2014 and 2013 as we redeemed investments to repay our term loan facility.

We purchased 0.01 million shares of non-controlling interest on account of a buy back scheme in 2014 as compared to the purchase of 2.5 million shares of IGATE Computer (currently merged with IGATE Global) by paying $23.7 million during the year ended December 31, 2013. Our deposits in escrow account were completely utilized as of December 31, 2013. During the year ended December 31, 2012, we deposited $235.6 million in an escrow account to facilitate the purchase of remaining shares in IGATE Computer, from which $228.4 million was used to purchase 23.0 million shares of IGATE Computer as of December 31, 2012. The escrow account balance of $3.1 million is disclosed as restricted cash as of December 31, 2012.

Capital expenditures were $92.9 million, $39.3 million and $31.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. Significant portions of the capital expenditures in all three years presented were due to the expansion of our campus located in our Indian centers.

Financing Activities

Cash used in financing activities was $250.1 million for the year ended December 31, 2014 as compared to $330.1 million for the year ended December 31, 2013 and cash provided by financing activities of $323.1 million for the year ended December 31, 2012.

The cash used in financing activities during the year ended December 31, 2014, was primarily due to the repayment of 9% Senior Notes of $770 million together with a make whole premium of $36.3 million on April 22, 2014. We used our restricted cash of $360 million towards the repayment of the Senior Notes. On April 2, 2014, we completed the private placement of $325 million aggregate principal amount of the 4.75% Senior Notes due April 15, 2019, on which we paid debt issuance cost of $5.1 million. On November 4, 2014, we converted 330,000 shares of Series B Preferred Stock into common stock, pursuant to which we paid $80 million in cash to Viscaria. On December 22, 2014, we used a $75 million revolver credit for our working capital requirements. We also repaid the second tranche of the term loan amounting to $90 million taken in 2013 and made a part payment towards the first tranche of the term loan amounting to $36 million during the year ended December 31, 2014.

During 2013, we took a term loan of $360 million from a consortium of banks to refinance a portion of our existing debt in May 2014 and disclosed the cash received as restricted cash as of December 31, 2013. We also did a net repayment of two outstanding term loan amounting to $228.5 million and $70.0 million, which was undertaken to finance delisting related expenses and purchase of IAI (“IGATE Americas Inc.) respectively. The Company also pledged ITI’s 65% of equity investment in Pan-Asia amounting to $298.1 million. We also incurred debt issuance cost of $11.3 million during the year ended December 31, 2013.

The cash provided by financing activities during the year ended December 31, 2012 was primarily due to the drawdown of $228.5 million from a bank to fund the purchase of IGATE Computer’s (currently merged with IGATE Global) remaining shares and delisting related expenses and a term loan of $70 million to finance the purchase of our subsidiary. We also withdrew an additional $20 million from an existing unsecured revolving working credit facility during the year ending December 31, 2012.

Our cash, cash equivalents and short-term investments were $186.7 million, $386.2 million and $606.0 million as of December 31, 2014, 2013 and 2012, respectively.

Aggregate Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2014 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior Notes(1)	$325,000	$—	$—	$325,000	$—
Interest payments due on Senior Notes	66,254	15,438	30,876	19,940	—
Term Loans(2)	234,000	—	156,000	78,000	—
Line of Credit(3)	127,000	127,000	—	—	—
Operating lease obligations	54,946	12,103	21,609	14,190	7,044
Capital lease obligations	1,695	581	845	269	—
Purchase obligations	28,776	28,776	—	—	—
Defined benefit gratuity plan contributions	36,568	3,254	7,152	8,382	17,780
Defined benefit pension plan contributions	816	—	137	194	485

Total	$875,055	$187,152	$216,619	$445,975	$25,309

(1)	At any time prior to April 15, 2016, up to 40% of the aggregate principal amount of the Senior Notes with the net cash proceeds from certain equity offerings at a redemption price equal to 104.75% of the principal amount of such Senior Notes and accrued and unpaid interest, if any, to the redemption date. At any time and from time to time on or after April 15, 2016 and before April 15, 2017, the Company may redeem the Senior Notes, in whole or in part, at a redemption price equal to 102.38% of the principal amount of such Senior Notes and accrued and unpaid interest, if any, to the redemption date. At any time and from time to time on or after April 15, 2017 and before April 15, 2018, the Company may redeem the Senior Notes, in whole or in part, at a redemption price equal to 101.19% of the principal amount of such Senior Notes and accrued and unpaid interest, if any, to the redemption date. At any time and from time to time on or after April 15, 2018, the Company may redeem the Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of such Senior Notes and accrued and unpaid interest, if any, to the redemption date.
(2)	The above table does not consider interest on term loans which is carried at LIBOR plus 325 basis points as of December 31, 2014.
(3)	The Line of Credit comprises of an unsecured revolving working credit facility of $52 million which is renewed periodically and carries an interest rate of LIBOR plus 50 basis points and a revolving credit facility of $75 million which carries an interest rate of LIBOR plus 215 basis points.

As of December 31, 2014, we had $13.2 million of uncertain tax positions. This represents certain tax positions on our domestic and international tax returns that have not been recognized on our financial statements due to uncertainty regarding their resolution. The resolution or settlement of these tax positions with the relevant taxing authorities is at various stages and therefore we are unable to make a reliable estimate of the eventual cash flows by period that may be required to settle these matters.

Our primary future cash requirements will be to fund working capital, debt service, capital expenditures, and benefit obligations. In addition to our working capital requirements, we expect our primary cash requirements for 2015 to be as follows:

•	Debt service — We expect to make payments of approximately $25.5 million during 2015 for interest associated with Senior Notes and bank borrowings.

•

Capital expenditures — We have budgeted $75 million for new and existing facility expansion, new hardware and software during 2015. Of this we have open purchase obligations of $28.8 million towards construction of new facilities and purchase of property and equipment. We will fund the entire capital expenditures through a combination of available cash reserves and short term investments and expect to fund the costs of future expansion through our net cash flows provided by operations.

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

The Company currently has two revolving credit facilities providing for borrowings of up to an aggregate of $145 million subject to certain contractual limitations. As of December 31, 2014, we had borrowed $127 million under the revolving credit facilities. Both revolving credit facilities include other conditions that, if not complied with, could restrict our availability to borrow.

The Indenture governing our Senior Notes and our credit agreements contain various covenants which are subject to a number of limitations and exceptions. The Indenture governing the Notes requires us to comply with a Consolidated Total Leverage Ratio, Consolidated Total Secured Leverage Ratio and a Fixed Charge Coverage Ratio when certain events occur. These ratios are based on what we refer to as “Adjusted EBITDA”, which is defined under “Use of non-GAAP Financial Measures” in this Form 10 K. Non-compliance with such covenants could affect our liquidity. We are currently in compliance with all covenants associated with our borrowings. The specific covenants and related definitions can be found in the Indenture and credit agreements, each of which are filed with the SEC.

For more information on the revolving credit facilities and the restrictions on borrowing there under, please refer to Note 3, Line of Credit, Note 4, Term Loans and Note 5, Senior Notes to our audited consolidated financial statements included elsewhere in this Form 10-K.

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

Based on past performance and current expectations, we expect our existing cash, cash equivalents and short-term investments of $186.7 million as of December 31, 2014, and our ongoing cash flows and external borrowings to be sufficient to meet our operating liquidity requirements described above for at least the twelve (12) months following this report.

Debt Service Obligations

As of December, 31, 2014, principal payments due under our indebtedness were $686 million, excluding capital lease obligations of $1.3 million. Our interest expense for the year 2014 was $43.8 million, and includes $3.5 million of accrued interest expense.

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

Foreign Exchange Rate Sensitivity

Our cash flow and earnings are subject to fluctuations due to exchange rate variation between the INR and USD, CAD, JPY, EUR, CHF and GBP. This foreign currency risk exists based upon the nature of the subsidiary operations namely IGATE Global. For example, the majority of the revenue that the Company derives from operations originates from services provided to two customers in the United States and Canada. This results in an inherent foreign currency risk between USD, CAD and INR exchange rates.

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

	As of December 31, 2014
Currency	Amount (Local Currency)	Amount (USD)
US Dollar contracts	226,000	$226,000
CAD contracts	31,570	27,260
GBP contracts	24,020	37,505
EUR contracts	1,650	2,006
JPY contracts	498,540	4,177
CHF contracts	11,322	11,447

		$308,395

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

As of December 31, 2014, the potential gain or loss in the fair value of the Company’s outstanding foreign currency contracts assuming hypothetical 10%, 5%, 2% and 1% fluctuations in currency rates would be approximately (in millions):

	Valuation given X% decrease in Rupee / USD rate				Fair Value as of December 31, 2014	Valuation given X% increase in Rupee / USD rate
	(10%)	(5%)	(2%)	(1%)		1%	2%	5%	10%
Rupee to USD rate	56.73	59.89	61.78	62.41	63.04	63.67	64.30	66.19	69.34
Derivative Instruments	$36.4	$18.2	$8.2	$5.0	$1.9	$(1.2)	$(4.2)	$(12.9)	$(26.3)

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

The Company’s Consolidated Financial Statements for the year ended December 31, 2014 have been audited by Ernst & Young Associates LLP, an Independent Registered Public Accounting Firm, whose report thereon appears on page 69 of this Form 10-K.

The Board of Directors pursues its responsibility for the Company’s financial reporting and accounting practices through its Audit Committee, all of the members of which are independent directors. The Audit Committee’s duties include recommending to the Board of Directors, the Independent Registered Public Accounting Firm to audit the Company’s financial statements, reviewing the scope and results of the independent accounting firm’s activities and reporting the results of the committee’s activities to the Board of Directors. The Independent Registered Public Accounting Firm has met with the Audit Committee in the presence of management representatives to discuss the results of their audit work. The Independent Registered Public Accounting Firm has direct access to the Audit Committee.

Ashok Vemuri

Chief Executive Officer

Sujit Sircar

Chief Financial Officer

IGATE CORPORATION

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of IGATE Corporation

We have audited the accompanying consolidated balance sheets of IGATE Corporation as of December 31, 2014 and 2013 and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of IGATE Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IGATE Corporation at December 31, 2014 and 2013 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), IGATE Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 9, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young Associates LLP

Gurgaon, India

February 9, 2015

IGATE CORPORATION

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	December 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$104,184	$204,836
Restricted cash	5,305	360,000
Short-term investments	82,486	181,401
Accounts receivable, net of allowances for doubtful accounts of $3,070 and $4,103, as of December 31, 2014 and 2013, respectively	174,159	157,905
Unbilled revenues	63,936	61,424
Prepaid expenses and other current assets	42,941	44,492
Prepaid income taxes	13,387	838
Deferred tax assets	2,510	10,235
Foreign exchange derivative contracts	3,200	836
Receivable from related parties	5,898	4,046

Total current assets	498,006	1,026,013

Deposits and other assets	19,469	24,930
Prepaid income taxes	31,479	32,160
Property and equipment, net of accumulated depreciation of $129,644 and $108,084, as of December 31, 2014 and 2013, respectively	234,041	165,581
Leasehold land	73,858	76,732
Deferred tax assets	16,104	15,153
Goodwill	430,250	438,891
Intangible assets, net	102,996	119,262

Total assets	$1,406,203	$1,898,722

LIABILITIES, PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,168	$9,268
Line of credit	127,000	52,000
Senior Notes	0	360,000
Term loans	0	90,000
Accrued payroll and related costs	47,638	57,093
Other accrued liabilities	68,603	79,785
Accrued income taxes	7,205	5,802
Foreign exchange derivative contracts	1,287	909
Deferred revenue	17,787	17,776

Total current liabilities	280,688	672,633
Other long-term liabilities	6,336	3,532
Senior Notes	325,000	410,000
Term loans	234,000	270,000
Accrued income taxes	8,000	13,936
Deferred tax liabilities	33,363	41,717

Total liabilities	887,387	1,411,818

Commitments and Contingencies (Note 23)
Series B Preferred stock, without par value: 480,000 shares authorized; 0 and 330,000 shares issued and outstanding as of December 31, 2014 and 2013, respectively	0	410,371
IGATE Corporation shareholders’ equity:
Preferred shares, without par value: 19,520,000 shares authorized; 1 share held in treasury	0	0
Common shares, par value $0.01 per share:
700,000,000 shares authorized; 81,802,402 and 59,428,151 shares issued; 80,812,300 and 58,438,049 shares outstanding as of December 31, 2014 and 2013, respectively	818	594
Common shares held in treasury, at cost, 990,102 shares	(14,714)	(14,714)
Additional paid-in capital	671,395	204,143
Retained earnings	268,008	268,750
Accumulated other comprehensive loss	(410,408)	(387,115)

Total IGATE Corporation shareholders’ equity	515,099	71,658
Non-controlling interest	3,717	4,875

Total equity	518,816	76,533

Total liabilities, preferred stock and shareholders’ equity	$1,406,203	$1,898,722

See accompanying notes.

IGATE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
Revenues(1)	$1,268,222	$1,150,925	$1,073,930
Cost of revenues (exclusive of depreciation and amortization)	811,533	698,232	649,810

Gross margin	456,689	452,693	424,120
Selling, general and administrative expense	198,016	190,261	171,471
Depreciation and amortization	38,250	35,189	46,382

Income from operations	220,423	227,243	206,267
Interest expense	(49,913)	(87,579)	(83,766)
Foreign exchange gain (loss), net	11,492	(4,099)	(20,084)
Loss on extinguishment of debt	(51,760)	0	0
Other income, net	16,479	44,645	28,491

Income before income taxes	146,721	180,210	130,908
Income tax expense	36,329	50,229	30,599

Net income	110,392	129,981	100,309
Non-controlling interest	380	209	4,476

Net income attributable to IGATE Corporation	110,012	129,772	95,833
Accretion to preferred stock	2,225	494	404
Preferred dividend	28,529	31,403	29,047

Net income attributable to IGATE common shareholders	$79,258	$97,875	$66,382

Basic earnings per share(2):
Common stock	$(0.01)	$1.25	$0.87
Unvested restricted stock	$0.00	$1.25	$0.87
Series B Preferred Stock	$0.00	$2.80	$2.42
Diluted earnings per share(2):	$(0.01)	$1.21	$0.85

1. Includes the following related party amounts:

Revenues	$26,198	$11,870	$0

2. Induced conversion amount of $80 million paid to Viscaria Limited (“Viscaria”) has been deducted from Net income attributable to common shareholders for computation of earnings per share for the year ended December 31, 2014.

See accompanying notes.

IGATE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands)

	Year Ended December 31,
	2014	2013	2012
Net income attributable to IGATE common shareholders	$79,258	$97,875	$66,382
Add: Non-controlling interest	380	209	4,476
Other comprehensive income, net of tax:
Change in fair value of marketable securities	(1,218)	(6,727)	5,615
Unrecognized actuarial gain (loss) on pension liability	43	1,207	(175)
Change in fair value of cash flow hedges	1,161	(493)	22,586
Loss on foreign currency translation	(23,462)	(108,413)	(44,689)

Total comprehensive income (loss)	56,162	(16,342)	54,195
Less: Total comprehensive income (loss) attributable to non-controlling interest	197	(1,685)	4,476

Total comprehensive income (loss) attributable to IGATE common shareholders	$55,965	$(14,657)	$49,719

See accompanying notes.

IGATE CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

(Amounts in thousands, except per share data)

	Common Stock		Series A Preferred Shares	Additional Paid-in Capital	Retained earnings	Treasury Shares	Accumulated Other Comprehensive Loss	Total equity- IGATE	Non- controlling interest	Total equity	Redeemable non- controlling interest
	Shares	Par Value
	(Dollars in thousands)
Balance, December 31, 2011	56,706,328	$577	0	$201,281	$104,493	$(14,714)	$(214,641)	$76,996	$177,183	$254,179	$0
Exercise of stock options	423,298	4	0	2,518	0	0	0	2,522	0	2,522	0
Vesting of restricted stock awards	413,677	4	0	0	0	0	0	4	0	4	0
Stock based compensation expense	0	0	0	12,274	0	0	0	12,274	0	12,274	0
Exercise of subsidiary stock options	0	0	0	5,490	0	0	0	5,490	0	5,490	0
Purchase of additional non- controlling interest	0	0	0	(25,830)	0	0	(43,279)	(69,109)	(91,889)	(160,998)	0
Recognition of redeemable non- controlling interest	0	0	0	(10,393)	0	0	0	(10,393)	(89,770)	(100,163)	100,163
Purchase of additional redeemable non-controlling interest	0	0	0	0	0	0	0	0	0	0	(67,377)
Redeemable non controlling interest foreign exchange adjustments	0	0	0	0	0	0	0	0	0	0	(364)
Net Income	0	0	0	0	66,382	0	0	66,382	4,476	70,858	0
Other comprehensive loss	0	0	0	0	0	0	(16,663)	(16,663)	0	(16,663)	0

Balance, December 31, 2012	57,543,303	$585	0	$185,340	$170,875	$(14,714)	$(274,583)	$67,503	$0	$67,503	$32,422

Exercise of stock options	575,481	6	0	5,145	0	0	0	5,151	0	5,151	0
Vesting of restricted stock awards	319,265	3	0	(3)	0	0	0	0	0	0	0
Stock based compensation expense	0	0	0	11,835	0	0	0	11,835	0	11,835	0
Purchase of additional redeemable non-controlling interest	0	0	0	1,826	0	0	0	1,826	0	1,826	(25,480)
Redeemable non- controlling interest foreign exchange adjustment	0	0	0	0	0	0	0	0	0	0	(382)
Recognition of non- controlling interest	0	0	0	0	0	0	0	0	6,560	6,560	(6,560)
Net Income	0	0	0	0	97,875	0	0	97,875	209	98,084	0
Other comprehensive loss	0	0	0	0	0	0	(112,532)	(112,532)	(1,894)	(114,426)	0

Balance, December 31, 2013	58,438,049	$594	0	$204,143	$268,750	$(14,714)	$(387,115)	$71,658	$4,875	$76,533	$0

Exercise of stock options	442,736	5	0	7,943	0	0	0	7,948	0	7,948	0
Vesting of restricted stock awards	201,225	2	0	(2)	0	0	0	0	0	0	0
Stock-based compensation expense	0	0	0	17,376	0	0	0	17,376	0	17,376	0
Convesion of preferred stock to common stock	21,730,290	217	0	440,908	0	0	0	441,125	0	441,125	0
Induced conversion of preferred stock	0	0	0	0	(80,000)	0	0	(80,000)	0	(80,000)
Purchase of non-controlling interest	0	0	0	1,027	0	0	0	1,027	(1,355)	(328)
Net Income	0	0	0	0	79,258	0	0	79,258	380	79,638	0
Other comprehensive loss	0	0	0	0	0	0	(23,293)	(23,293)	(183)	(23,476)	0

Balance, December 31, 2014	80,812,300	$818	0	$671,395	$268,008	$(14,714)	$(410,408)	$515,099	$3,717	$518,816	$0

See accompanying notes.

IGATE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$110,392	$129,981	$100,309
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	38,250	35,189	46,382
Stock-based compensation	17,376	11,835	12,274
Provision for rescission of land sale contract	0	0	909
Realized gain on investments	(11,242)	(33,334)	(20,764)
Provision (recovery of) for doubtful debts	(64)	552	1,681
Deferred gain (loss) on settled derivatives	0	(809)	18,173
Deferred income taxes	806	764	(10,201)
Gain on sale of property and equipment	(212)	(2,230)	(28)
Loss on investments in affiliate	0	0	551
Deferred rent	1,214	941	(161)
Write-off of intellectual property right	3,607	0	0
Loss on extinguishment of debt	51,760	0	0
Amortization of debt issuance costs	5,208	11,300	6,826
Excess tax benefits related to stock option exercises	(3,216)	(589)	(320)
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenues	(26,194)	2,743	(15,821)
Prepaid expenses and other current assets	(8,441)	(14,687)	(17,287)
Accounts payable	(2,030)	1,378	(2,417)
Accrued and other liabilities	(35,586)	10,311	(16,720)
Restricted cash	(5,305)	0	0
Deferred revenue	405	118	(3,015)

Net cash flows provided by operating activities	136,728	153,463	100,371

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(92,851)	(39,265)	(31,309)
Proceeds from sale of property and equipment	416	2,528	82
Purchases of available-for-sale investments	(545,122)	(1,310,639)	(1,766,988)
Proceeds from maturities and sale of available-for-sale investments	653,008	1,622,117	1,623,627
Restricted cash	0	3,072	(3,072)
Payments of lease deposits	0	0	(327)
Purchase of non-controlling interests	(328)	(23,654)	(228,375)

Net cash flows provided by (used in) investing activities	15,123	254,159	(406,362)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(476)	(498)	(114)
Payments made to induce conversion of preferred stock	(80,000)	0	0
Proceeds from line of credit and term loans	75,000	401,000	318,500
Payment of line of credit and term loans	(126,000)	(364,500)	0
Payment of Senior Notes	(770,000)	0	0
Payment of delisting related financing costs	0	0	(3,263)
Proceeds from Senior Notes	325,000	0	0
Payment of debt related costs	(41,530)	(11,286)	0
Release/(restricted cash) towards debt retirement	360,000	(360,000)	0
Proceeds from exercise of stock options	4,732	4,562	2,206
Proceeds from exercise of subsidiary stock options	0	0	5,490
Excess tax benefits related to stock option exercises	3,216	589	320

Net cash flows provided by (used in) financing activities	(250,058)	(330,133)	323,139

Effect of exchange rate changes	(2,445)	32,192	2,567

Net change in cash and cash equivalents	(100,652)	109,681	19,715
Cash and cash equivalents, beginning of year	204,836	95,155	75,440

Cash and cash equivalents, end of year	$104,184	$204,836	$95,155

SUPPLEMENTAL DISCLOSURE:
Cash payment for income taxes	$53,856	$42,988	$41,672
Cash payment of interest expense	$57,099	$76,256	$75,667

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capitalized leases	$557	$480	$539
Property and equipment acquired on credit	$9,344	$2,532	$1,285

See accompanying notes.

IGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

1.	Company Overview and Summary of Significant Accounting Policies

1.1	Company Overview

IGATE Corporation (“IGATE” or the “Company”) is one of the leading providers of integrated technology and operations-based solutions. IGATE provides solutions that leverage technology and process capabilities, thus enabling its clients to enhance their business performance.

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

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant items subject to such estimates and assumptions include the useful lives of property and equipment, carrying amount of property and equipment, intangibles and goodwill, valuation allowance for receivables and deferred tax assets, valuation of derivative instruments, valuation of stock-based compensation, assets and obligations related to employee benefits, income tax uncertainties and other contingencies and commitments. Management believes that the estimates used in the preparation of the consolidated financial statements are prudent and reasonable. Although these estimates are based upon management’s best knowledge of current events and actions, actual results could differ from these estimates. Appropriate changes in estimates are made as management become aware of changes in circumstances surrounding the estimates. Changes in estimates are reflected in the financial statements in the period in which changes are made and, if material, their effects are disclosed in the notes to the consolidated financial statements.

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

IGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

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

The Company classifies all highly liquid investments, including fixed term deposits, with original maturity of three months or less at the date of purchase and that are readily convertible to known amounts of cash, to be cash equivalents.

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

IGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

The Company accounts for its investments in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 320, “Accounting for Certain Investments in Debt and Equity Securities”. These investments are considered available for sale and are recorded at fair value, with the unrealized gains or losses, net of tax, reported as a component of accumulated other comprehensive income (loss) in the consolidated statement of equity. The unrealized gain or loss is the difference between the Company’s original cost of an investment and the investment’s fair value at each reporting period. The fair values represent either the quoted market prices for the investments at balance sheet date where available or Net Asset Value (“NAV”) as stated by the issuers of these mutual fund units in the published statements. NAVs represent the price at which the issuer will issue further units in the mutual fund and the price at which the issuer will redeem such units from the investors.

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

IGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

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

Property and equipment are reviewed for impairment if indicators of impairment arise. There were no impairment charges related to property and equipment recognized during the years ended December 31, 2014, 2013 and 2012.

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

IGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

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

The fair values used in this evaluation are estimated based upon the market capitalization adjusted for a control premium. The Company performs its annual impairment review of goodwill on November 30, and when a triggering event occurs between annual impairment tests. Based on the results of its annual impairment tests, the Company determined that no impairment of goodwill existed for the years ended December 31, 2014, 2013 and 2012.

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

As of December 31, 2014, the definite lived intangible assets predominantly comprises customer relationship and balance relates to intellectual property rights. The estimated useful life of customer relationship and intellectual property rights is 15 years and 5 years, respectively. Customer relationship and intellectual property rights are amortized over their respective individual estimated useful lives in proportion to the economic benefits consumed in each period (i.e. based on ratio of the undiscounted cash flows for a period to the total estimated undiscounted cash flows). The estimated useful life of an identifiable intangible asset is based on a number of factors including the effects of obsolescence, demand, competition and other economic factors (such as the stability of the industry, and known technological advances) and the level of maintenance expenditures required to obtain the expected future cash flows from the asset.

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

DECEMBER 31, 2014

Monetary assets and liabilities of all the entities denominated in currencies other than the entity’s functional currency are translated into the respective functional currency at the rates of exchange prevailing at the balance sheet date and gains or losses are recorded in the income statement.

1.13	Earnings per share

The Company computes earnings per share in accordance with FASB ASC Topic 260 “Earnings per Share” and FASB ASC Topic 260-10-45 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. Basic earnings per share for different classes of stock (common stock, unvested restricted stock and Series B Preferred Stock) is calculated by dividing net income (loss) available to each class by the weighted average number of shares outstanding for each class. Diluted earnings per share is computed using the weighted average number of common stock, unvested restricted stock plus the potentially dilutive effect of common stock and Series B Preferred Stock equivalents.

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

The Company enters into foreign currency forward and option contracts (“foreign exchange derivative contracts”) to mitigate and manage the risk of changes in foreign exchange rates on inter-company and end customer accounts receivables and forecasted sales and inter-company transactions. The Company hedges anticipated sales transactions that are subject to foreign exchange exposure with foreign exchange derivative contracts that are designated effective and that qualify as cash flow hedges under ASC Topic 815, “ Derivatives and Hedging ” (ASC No. 815).

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

DECEMBER 31, 2014

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

FASB ASC Topic 718-10-25 “ Accounting for Stock-Based Compensation” requires compensation costs related to stock-based transactions, including employee share options, to be recognized in the financial statements based on its fair value. The Company recognizes compensation expense for stock options net of estimated forfeitures which are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation recognized in the consolidated statement of income is based on grants ultimately expected to vest. The Company also issues performance based restricted awards to certain employees which will vest based on the terms of the agreement and the cost is recognized if it is probable that the specified performance goals will be attained.

IGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

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

Current service costs for defined benefit plans are accrued in the period to which they relate. The liability in respect of defined benefit plans is calculated annually by a qualified actuary using the projected unit credit method. The Company recognizes the net funded position of its plans as an asset or liability in the consolidated balance sheets. In measuring the defined benefit obligations, the Company uses discount rates based on yields of high quality fixed income instruments (i.e. government security yields and high quality corporate bonds) prevailing as of the balance sheet date for the corresponding tenure of the obligations.

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

IGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

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

Advertising costs incurred during the year have been expensed. The total amount of advertising costs expensed was $7.2 million, $7.1 million and $6.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.

1.21	Recently Issued Accounting Pronouncements

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

In June 2014, the FASB issued ASU No. 2014-12 — “Stock Compensation — Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The ASU clarifies the proper method of accounting for share-based payments when the terms of an award provide that a performance target could be

IGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

achieved after the requisite service period. The ASU is effective for annual and interim periods for fiscal years beginning on or after December 15, 2015. Entities can apply the amendment either a) prospectively to all awards granted or modified after the effective date or b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The ASU does not have an impact on the consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15 — “Presentation of Financial Statements — Going Concern” which requires an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued or available to be issued. The ASU defines and clarifies that substantial doubt exists when conditions and events indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date financial statements are issued or available to be issued. The ASU requires management to perform the assessment every interim and annual period. The ASU applies to all entities and is effective for the annual period ending after December 15, 2016. Early application is permitted. The ASU does not have an impact on the consolidated financial statements.

In November 2014, the FASB issued ASU No. 2014-17 — “Business Combination — Pushdown Accounting” which provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity as compared to current GAAP which offers limited guidance for determining whether and at what threshold pushdown accounting should be established in an acquired entity’s separate financial statements. The ASU applies to the separate financial statements of an acquired entity and its subsidiaries that are a business or nonprofit activity (either public or nonpublic) upon the occurrence of an event in which an acquirer obtains control of the acquired entity and is effective on November 18, 2014. The ASU does not have an impact on the Company.

1.22	Recently Adopted Accounting Pronouncements

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

In April 2014, FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” which changes the current requirements for reporting discontinued operations. It further clarifies the definition of discontinued operation which may include a component of an

IGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

entity or a group of components of an entity, or a business or nonprofit activity. Pursuant to ASU 2014-08, only disposals representing a strategic shift, such as a major line of business, a major geographical area or a major equity investment, which were not expected to have continuing cash flows should be presented as a discontinued operation. If the disposal does qualify as a discontinued operation under ASU 2014-08, the entity will be required to provide additional disclosures. The amendment is effective for all disposals (or classifications held for sale) of components that occur on or after December 15, 2014 and should be applied prospectively. Early adoption is permitted, but only for disposals that have not been reported in the financial statements previously issued or available to be issued. The Company has early adopted the standard and the ASU has no impact on the disclosure of financial statements as there are no disposals that qualify to be reported as discontinued operations.

2.	Series B Preferred Stock

On January 10, 2011, the Company entered into a securities purchase agreement with Viscaria to raise equity financing to pay a portion of the cash consideration for the acquisition of IGATE Computer Systems Limited (“IGATE Computer”, currently merged with IGATE Global Solutions Limited “IGATE Global”). Under the securities purchase agreement, the Company agreed to sell, in a private placement, up to 480,000 shares of newly designated 8.00% Series B Convertible Participating Preferred Stock, no par value per share (the “Series B Preferred Stock”), for an aggregate purchase price of up to $480 million. On February 1, 2011 and May 9, 2011, the Company issued 210,000 shares and 120,000 shares, respectively, of the Series B Preferred Stock for a consideration of $330 million.

On November 4, 2014, the Company entered into a Conversion and Exchange Agreement with Viscaria pursuant to which Viscaria exercised its option to convert its 330,000 shares of Series B Preferred Stock into 21,730,290 shares of the Company’s common stock. In order to induce Viscaria to convert its preferred stock into common stock, the Company paid $80 million in cash to Viscaria, which has been charged to retained earnings. Following this conversion, there were no remaining issued and outstanding shares of Series B Preferred Stock.

Significant economic terms of the Series B Preferred Stock include:

•	accrued cumulative dividends at a rate of 8.00% per annum, which dividends will be added to the liquidation preference of the Series B Preferred Stock and compounded quarterly;

•	was entitled to participate in dividends and other distributions payable on the Company’s common stock on an as-converted basis;

•

provided for a holder option to convert the outstanding principal plus accrued and unpaid dividends into the Company’s common stock at any time and from time to time at an initial conversion price of $20.30 per share (which conversion price is subject to adjustment in certain circumstances such as the Company’s sale or issuance of shares of Common Stock is for a price per share less than the current market price of its Common Stock on the date of sale or issue (other than issuances under the stock option or stock ownership plans), subdivision or combination of the Company’s Common Stock (e.g. by stock split or stock dividend), wherein the conversion price in effect will be proportionately reduced or increased on or after such effective or record date and merger, reorganization, consolidation or sale of substantially all of the assets); is subject to a Company option to convert the Series B Preferred Stock into common stock of the Company after 18 months from the applicable closing date if, among other things, the volume weighted average price of the Company’s common stock exceeds 205% of the then applicable conversion price for a specified period of time;

IGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

•	was redeemable for cash at an amount equal to the outstanding principal plus accrued and unpaid dividends upon the exercise of the holder’s put right at six years from the last occurring closing date;

•

provided that, if the Series B Preferred Stock was not sooner converted, such preferred stock was subject to a mandatory conversion into shares of the Company’s common stock on the date that was six years from the applicable closing date (subject to extension in limited circumstances) unless the holder exercises the put right described in the immediately preceding bullet point; and

•

provided the holder the right to receive, prior to any payment in respect of any junior equity securities, the greater of the outstanding principal plus accrued and unpaid dividends and the as-converted value upon liquidation of the Company or upon certain changes of control.

The Company incurred issuance costs amounting to $3.4 million which have been netted against the proceeds received from the issuance of Series B Preferred Stock. The Series B Preferred Stock was being accreted over a period of six years.

The amount accreted totaled $0.5 million, $0.5 million and $0.4 million during the years ended December 31, 2014, 2013 and 2012, respectively. Pursuant to the conversion, the remaining unaccreted amount of issuance cost of $1.7 million was charged to earnings.

The Company accrued cumulative dividends at a rate of 8.00% per annum, compounded quarterly. The amount of such dividends accrued till the date of conversion was $28.5 million, $31.4 million and $29.0 million during the years ended December 31, 2014, 2013 and 2012, respectively.

As of December 31 2013, the shares of Series B Preferred Stock were potentially convertible into 20.3 million shares of common stock.

3.	Line of Credit

On February 21, 2011, the Company entered into an arrangement with a bank for an unsecured revolving working credit facility of $70 million at an annual interest rate of LIBOR plus 195 basis points. On July 3, 2014, the interest rate was renegotiated to LIBOR plus 50 basis points. As of December 31, 2014, the Company had an outstanding amount of $52 million under this line of credit at a weighted average interest rate of 0.73%. Interest expense for the years ended December 31, 2014, 2013 and 2012 was $0.6 million, $0.8 million and $0.6 million, respectively.

On May 10, 2011, the Company entered into a credit agreement with a bank for revolving credit commitments in an aggregate principal U.S. dollar equivalent of $50 million, maturing on May 10, 2016, at an interest rate of LIBOR plus 280 basis points. On December 22, 2014, the Company entered into Amendment No. 1 (the “Letter Amendment”) increasing the commitment amount to $75 million. Pursuant to this amendment, the facility’s interest rate was amended to LIBOR plus 215 basis points. The proceeds are to be used for working capital and other general corporate purposes. As of December 31, 2014, the Company had an outstanding amount of $75 million under this revolving credit arrangement at an interest rate of 2.3%. Interest expense for the years ended December 31, 2014, 2013 and 2012 was $0.3 million, $0.8 million and $0.2 million, respectively.

4.	Term Loans

On November 22, 2013, Pan-Asia iGATE Solutions (“Pan-Asia”), a 100% owned subsidiary of the Company, entered into a credit arrangement for a secured term loan facility with a consortium of banks, in an aggregate principal amount of $360 million, which was made available in two tranches. The first tranche

IGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

comprised of $270 million maturing with principal due from November 2016 to November 2018, carrying an interest rate of LIBOR plus 325 basis points. The second tranche comprised of $90 million maturing 9 months from the utilization date of November 25, 2013, carrying an interest rate of LIBOR plus 200 basis points. As of December 31, 2014, the Company repaid the second tranche amount of $90 million and also made a partial payment of $36 million against the first tranche of the loan.

In connection with the term loan, the Company recorded interest expense of $10.1 million and $1.1 million for the years ended December 31, 2014 and 2013, respectively. The Company incurred debt issuance costs of $8.8 million of which the amount amortized and included in interest expense was $2.4 million and $0.3 million for the years ended December 31, 2014 and 2013, respectively.

This facility was used to pay down a portion of the Company’s Senior Notes in April 2014. IGATE Technologies Inc. (“ITI”), the immediate parent company of Pan-Asia, pledged 65% of its equity investment amounting to $390.0 million in Pan-Asia. The loan documents contain customary representations and warranties, events of default, affirmative, negative covenants and financial covenants and the loan was guaranteed by the Company and several of its 100% owned subsidiaries. Pursuant to the provisions of the loan agreement, $5.0 million of cash is restricted towards interest payment.

As of December 31, 2014, the Company was in compliance with all covenants associated with the aforementioned borrowings.

5.	Senior Notes

On April 2, 2014, the Company completed the private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to persons outside the United States under Regulation S of the Securities Act, of $325 million aggregate principal amount of 4.75% Senior Notes due April 15, 2019 (the “Notes”) to several initial purchasers. The Notes were issued pursuant to an indenture (the “Indenture”), dated as of April 2, 2014, by and among the Company, ITI, IGATE, Inc., IGATE Holding Corporation and Wilmington Trust, National Association (“the trustee”). The interest is payable semi-annually in cash in arrears on April 15 and October 15 of each year, beginning on October 15, 2014. The Notes are senior unsecured obligations of the Company guaranteed by the Company’s domestic 100% owned subsidiaries, as identified in Note 22, with exceptions considered customary for such guarantees under which a subsidiary’s guarantee would terminate.

The terms of the Indenture will, among other things, limit the ability of the Company and its restricted subsidiaries to (i) incur additional indebtedness or issue certain preferred stock; (ii) pay dividends on, or make distributions in respect of, their capital stock or repurchase their capital stock; (iii) make certain investments or other restricted payments; (iv) sell certain assets; (v) create liens or use assets as security in other transactions; (vi) merge, consolidate or transfer or dispose of substantially all of their assets; and (vii) engage in certain transactions with affiliates. These covenants are subject to a number of important limitations and exceptions that are described in the Indenture. The Indenture also contains certain financial covenants relating to Consolidated Total Leverage Ratio, Consolidated Total Secured Leverage Ratio and a Fixed Charge Coverage Ratio that the Company must comply with, when any of the above events occur. As of December 31, 2014, no such events have occurred.

The Notes will be redeemable, in whole or in part, at any time on or after April 15, 2016, at the redemption prices specified in the Indenture, together with accrued and unpaid interest, if any, to the redemption date. At any

IGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

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

As of December 31, 2014, the unamortized debt issuance cost was $4.6 million, of which $1.0 million is accounted for as part of prepaid expenses and other current assets and $3.6 million as part of deposits and other assets. These costs are being amortized to interest expense over the remaining period till April 2019 using the effective interest method. The amount amortized was $0.7 for the year ended December 31, 2014. Interest expense (including amortized debt issue costs) for the year ended December 31, 2014 was $12.2 million.

Extinguished Senior Notes:

Pursuant to the “Optional Redemption”, as per the terms of the indenture, dated April 29, 2011, the Company redeemed all the outstanding 9.00% Senior Notes of $770 million together with a make whole premium of $36.3 million on April 22, 2014 and charged the loss on extinguishment of $51.8 million (inclusive of unamortized debt issuance cost of $15.5 million) to earnings. The amount amortized was $2.1 million, $6.4 million and $5.8 million for the year ended December 31, 2014, 2013 and 2012, respectively. Interest expense prior to extinguishment (including amortized debt issuance costs) for the year ended December 31, 2014, 2013 and 2012 was $23.5 million, $75.7 million and $75.1 million, respectively.

6.	Investments

Short term investments are comprised of the following (in thousands):

	As of December 31, 2014
	Carrying Value	Unrealized Gain	Fair Value
Liquid mutual funds	$81,765	$500	$82,265
Fixed deposits with banks	221	0	221

	$81,986	$500	$82,486

IGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

	As of December 31, 2013
	Carrying Value	Unrealized Gain	Fair Value
Liquid mutual funds	$178,886	$2,345	$181,231
Fixed deposits with banks	170	0	170

	$179,056	$2,345	$181,401

Contractual maturities of short-term and other investments in available-for-sale securities as of December 31, 2014, were as follows (in thousands):

As of December 31, 2014

Due within one year	$82,486

Dividends from available-for-sale securities, gross realized gains, losses and proceeds from the sale of available-for-sale securities are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Dividends	$0	$0	$5,378
Gross realized gains	11,242	33,334	21,438
Gross realized losses	0	0	(674)
Sale proceeds	653,008	1,622,117	1,623,627

The changes in the unrealized gain, net, on marketable securities carrying value for the year ended December 31, 2014 and 2013 are as follows (in thousands):

	Year Ended December 31,
	2014	2013
Unrealized gain on marketable securities at the beginning of the year	$2,345	$11,711
Net unrealized gain due to changes in the fair value	9,397	23,968
Reclassification into earnings on sale	(11,242)	(33,334)

Unrealized gain on marketable securities at the end of the year	$500	$2,345

7.	Allowance for doubtful accounts

The details of the allowance for doubtful accounts are as follows (in thousands):

As of December 31,	Balance at the beginning of the year	Additions	Write offs	Balance at the end of the year
2012	$4,014	$1,828	$(172)	$5,670
2013	$5,670	$552	$(2,119)	$4,103
2014	$4,103	$(64)	$(969)	$3,070

IGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

8.	Derivative instruments and hedging activities

The Company enters into foreign exchange currency contracts to mitigate and manage the risk of changes in foreign exchange rates. The following table presents outstanding notional amount and balance sheet location information related to foreign exchange derivative contracts as of December 31, 2014 and 2013 (in thousands):

	As of December 31,
	2014			2013
	Notional Amount	Current Asset	Current Liability	Notional Amount	Current Asset	Current Liability
Cash flow hedge transactions qualifying for hedge accounting	$277,519	$2,963	$1,277	$121,501	$832	$904
Fair value hedge transactions not qualifying for hedge accounting	$30,876	$237	$10	$12,059	$4	$5

The foreign exchange derivative contracts mature generally within twelve (12) months.

The effect of derivative instruments on the Consolidated Statements of Income for the year ended December 31, 2014, 2013 and 2012 is summarized below (in thousands):

Year Ended December 31,	Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) recognized in OCI on Derivative		Location of Gain (Loss) reclassified from Accumulated OCI into Income	Amount of Gain (Loss) reclassified from Accumulated OCI into Income	Location of Gain (Loss) recognized in Income on Derivative	Amount of Gain (Loss) recognized in Income Statement
		(Effective Portion)		(Effective Portion)		(Ineffective Portion and amount excluded from effectiveness testing)
2014	Foreign Exchange Contracts	$12,367		Foreign exchange gain (loss), net	$10,610	Foreign exchange gain (loss), net	$0
2013	Foreign Exchange Contracts	$(7,241)		Foreign exchange gain (loss), net	$(6,541)	Foreign exchange gain (loss), net	$837
2012	Foreign Exchange Contracts	$409	*	Foreign exchange gain (loss), net	$(31,341)	Foreign exchange gain (loss), net	$4,717

*	Includes deferred gain on settled rollover derivatives amounting to $8.4 million for the year ended December 31, 2012.

Derivatives not designated as hedging instruments (in thousands):

	Year Ended December 31,
	2014	2013	2012
Statement of Income
Foreign exchange gain (loss), net	$2,666	$(5,424)	$(9,905)

These foreign exchange derivative contracts were entered into to hedge the fluctuations in foreign exchange rates for recognized balance sheet items such as inter-company and end customer receivables and loans, and were not originally designated as hedges. Realized gains (losses) and changes in the fair value of these foreign exchange derivative contracts are recorded in foreign exchange gains (losses), net in the consolidated statements of income.

The estimated net amount of existing gains, net of taxes, as of December 31, 2014 that is expected to be reclassified from accumulated other comprehensive income (losses) into earnings within the next 12 months is $1.1 million.

IGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

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

	Gross Amount presented in the Consolidated Balance Sheet	Potential effect of rights of set off	Net amount of recognized assets/liabilities
As of December 31, 2014:
Foreign exchange derivative assets	$3,200	$827	$2,373
Foreign exchange derivative liabilities	$1,287	$827	$460

As of December 31, 2013:
Foreign exchange derivative assets	$836	$642	$194
Foreign exchange derivative liabilities	$909	$642	$267

The Company mitigates the credit risk of these foreign exchange derivative contracts by transacting with highly rated counterparties in India which are major banks. As of December 31, 2014, the Company has evaluated the credit and non-performance risks associated with the counterparties and believes that the impact of the credit risk associated with the outstanding derivatives were insignificant.

9.	Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (in thousands):

	As of December 31,
	2014	2013
Prepaid expenses	$8,262	$7,786
Advances	2,984	3,460
Debt issuance costs	3,369	14,484
Service tax receivable	20,081	15,021
Deposits	2,924	2,208
Other current assets	5,321	1,533

	$42,941	$44,492

IGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

10.	Property and equipment, net

Property and equipment consist of the following (in thousands):

	As of December 31,
	2014	2013
Land	$5,917	$6,036
Buildings	121,970	93,558
Furniture and fixtures	92,031	58,501
Computer equipment	60,025	46,953
Software	26,449	21,142
Leasehold improvements	7,880	6,234
Vehicles	859	920
Leased assets	1,785	1,286

Property and equipment, gross	316,916	234,630
Less: Accumulated depreciation and amortization	129,644	108,084

	187,272	126,546
Capital work in progress	46,769	39,035

Property and equipment, net	$234,041	$165,581

Depreciation expense on property and equipment amounted to $27.7 milion, $24.7 million and $34.8 million during the year ended December 31, 2014, 2013 and 2012, respectively, of which amortization on software amounted to $4.8 million, $5.3 million and $6.8 million during the year ended December 31, 2014, 2013 and 2012, respectively. Accumulated depreciation on leased assets amounted to $0.7 million and $0.5 million as of December 31, 2014 and 2013, respectively and accumulated amortization on software amounted to $19.5 million and $15.1 million as of December 31, 2014 and 2013, respectively.

11.	Goodwill and intangible assets

The changes in the carrying value of goodwill for the year ended December 31, 2014 and 2013are as follows (in thousands):

Amount
Goodwill as of December 31, 2012	$493,141
Foreign currency translation effect	(54,250)

Goodwill at December 31, 2013	438,891
Foreign currency translation effect	(8,641)

Goodwill as of December 31, 2014	$430,250

IGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

The changes in the carrying value of intangible assets for the year ended December 31, 2014 and 2013 are as follows (in thousands):

Amount
Intangible assets as of December 31, 2012	$144,428
Foreign currency translation effect	(14,628)
Amortization	(10,538)

Intangible assets as of December 31, 2013	119,262
Deletion	(3,607)
Foreign currency translation effect	(2,144)
Amortization	(10,515)

Intangible assets as of December 31, 2014	$102,996

Intangible assets are comprised of the following (in thousands):

	As of December 31,
	2014	2013
Customer relationships	$189,844	$189,844
Intellectual property rights	514	9,400
Foreign currency translation adjustments	(51,106)	(49,149)
Accumulated amortization	(36,256)	(30,833)

Intangible assets	$102,996	$119,262

As of December 31, 2014 and 2013, accumulated amortization expense related to Intellectual property rights amounted to $0.5 million and $4.1 million, respectively, and Customer relationships amounted to $35.8 million and $26.7 million, respectively. Intangible assets are amortized over the remaining weighted average period of 11.4 years. Intellectual property rights and Customer relationships are amortized over their remaining useful life of 0.8 years and 11.4 years.

Amortization expense related to identifiable intangible assets was $10.5 million, $10.5 million and $11.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. Future estimated annual amortization is as follows (in thousands):

2015	$9,302
2016	$9,664
2017	$9,962
2018	$9,865
2019	$9,570

IGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

12.	Leases

The Company leases certain networking components, office equipment and vehicles under capital leases which are secured by a lien of the underlying asset. Future minimum rental payments as of December 31, 2014 (in thousands):

Year ending December 31:
2015	$581
2016	454
2017	391
2018	215
2019	54

Total minimum lease payments	1,695
Less: amount representing future interest	(329)

Present value of minimum lease payments as of December 31, 2014	1,366
Less: current portion	(428)

Long-term capital lease obligations	$938

The Company conducts its operations using facilities under non-cancellable operating lease agreements that expire at various dates. Future minimum lease payments under these agreements are as follows (in thousands):

Year ending December 31:
2015	$12,103
2016	11,120
2017	10,489
2018	9,308
2019	4,882

Total minimum lease payments	$47,902

Rent expense under cancellable and non-cancellable operating leases was $15.0 million, $13.9 million and $12.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

13.	Other accrued liabilities

Other accrued liabilities consist of the following (in thousands):

	As of December 31,
	2014	2013
Accrued expenses	$29,907	$37,385
Provision for volume discounts	21,581	19,874
Sales and other indirect taxes	5,720	4,530
Interest	3,529	11,707
Other current liabilities	7,866	6,289

	$68,603	$79,785

IGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

14.	Accumulated other comprehensive loss

The changes in the balances of accumulated other comprehensive income (loss), by component for the years ended December 31, 2014, 2013 and 2012 are summarized as follows (in thousands):

	Year Ended December 31,
	2014			2013			2012
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Unrealized gain on Marketable securities:
Beginning balance attributable to IGATE common shareholders	$2,335	$(793)	$1,542	$11,711	$(3,436)	$8,275	$2,396	$(218)	$2,178
Amount of gain (loss) recognized in other comprehensive income	9,397	(3,194)	6,203	23,968	(8,147)	15,821	29,549	(9,587)	19,962
Amount of (gain) loss reclassified to other income	(11,242)	3,821	(7,421)	(33,334)	10,786	(22,548)	(20,764)	6,417	(14,347)
Portion attributable to non-controlling interests	10	(4)	6	(10)	4	(6)	530	(48)	482

Ending balance attributable to IGATE common shareholders	$500	$(170)	$330	$2,335	$(793)	$1,542	$11,711	$(3,436)	$8,275

Unrealized gain (loss) on cash flow hedges:
Beginning balance attributable to IGATE common shareholders	$(71)	$23	$(48)	$629	$(184)	$445	$(26,067)	$7,543	$(18,524)
Amount of gain (loss) recognized in other comprehensive income	12,367	(4,204)	8,163	(7,241)	2,461	(4,780)	409	(133)	276
Amount of (gain) loss reclassified to foreign exchange gain(loss)	(10,610)	3,608	(7,002)	6,541	(2,254)	4,287	31,341	(9,031)	22,310
Portion attributable to non-controlling interests	(9)	3	(6)	0	0	0	(5,054)	1,437	(3,617)

Ending balance attributable to IGATE common shareholders	$1,677	$(570)	$1,107	$(71)	$23	$(48)	$629	$(184)	$445

Actuarial gain (loss) relating to defined benefit plan:
Beginning balance attributable to IGATE common shareholders	$1,634	$(555)	$1,079	$(192)	$69	$(123)	$12	$8	$20
Amount of gain (loss) recognized in other comprehensive income	306	(104)	202	1,841	(630)	1,211	(243)	71	(172)
Amount of (gain) loss reclassified to cost of revenues	(241)	82	(159)	(6)	2	(4)	(5)	2	(3)
Portion attributable to non-controlling interests	0	0	0	(9)	4	(5)	44	(12)	32

Ending balance attributable to IGATE common shareholders	$1,699	$(577)	$1,122	$$1,634	$(555)	$1,079	$(192)	$69	$(123)

Foreign currency translation:
Beginning balance attributable to IGATE common shareholders	$(389,688)	$0	$(389,688)	$(283,180)	$0	$(283,180)	$(198,315)	$0	$(198,315)
Amount of gain (loss) recognized in other comprehensive income	(23,462)	0	(23,462)	(108,413)	0	(108,413)	(44,689)	0	(44,689)
Amount of (gain) loss reclassified to earnings	0	0	0	0	0	0	0	0	0
Portion attributable to non-controlling interests	183	0	183	1,905	0	1,905	(40,176)	0	(40,176)

Ending balance attributable to IGATE common shareholders	$(412,967)	$0	$(412,967)	$(389,688)	$0	$(389,688)	$(283,180)	$0	$(283,180)

IGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

15.	Employee benefit plan

Defined Contribution Plan

The Company’s contribution to Provident Fund for the year ended December 31, 2014, 2013 and 2012 was $9.7 million, $8.3 million and $8.4 million, respectively.

Defined Benefit Plan

The Company provides for gratuity, a defined benefit retirement plan covering eligible employees in India. Liabilities with regard to the plan are determined by actuarial valuation. The following table sets forth the net periodic cost recognized in respect of such plans (in thousands):

	Year Ended December 31,
	2014	2013	2012
Net periodic gratuity plan cost
Service cost	$2,597	$2,357	$3,082
Interest cost	1,293	1,263	1,070
Expected return on plan asset	(923)	(857)	(777)
Amortization of actuarial (gain) loss	(238)	(5)	4

Net periodic plan cost for the year	$2,729	$2,758	$3,379

Change in benefit obligation (in thousands):

	As of December 31,
	2014	2013
Projected benefit obligation at the beginning of the year	$12,771	$14,103
Service cost	2,597	2,357
Interest cost	1,293	1,263
Actuarial (gain) loss	245	(1,853)
Benefits paid	(1,550)	(1,533)
Effect of exchange rate changes	(335)	(1,566)

Projected benefit obligation at the end of the year	$15,021	$12,771

Accumulated benefit obligation	$10,318	$8,975

Change in fair value of plan assets (in thousands):

	As of December 31,
	2014	2013
Fair value of plan assets at the beginning of the year	$12,371	$12,693
Actual return on plan assets	1,508	876
Employer contributions	820	1,793
Benefits paid	(1,533)	(1,533)
Effect of exchange rate changes	(269)	(1,458)

Fair value of plan assets at the end of the year	$12,897	$12,371

IGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

Funded status (in thousands):

	As of December 31,
	2014	2013
Funded Status	$(2,124)	$(400)

Amount recognized in the consolidated balance sheets consists of:
Gratuity Liability (included in Accrued payroll and related costs)	$144	$113
Gratuity Liability (included in Other long-term liabilities)	1,980	913
Gratuity Asset (included in Deposits and other assets)	0	(626)

	$2,124	$400

The weighted average assumptions used in accounting for the Gratuity Plan for the year ended December 31, 2014, 2013 and 2012 are presented below:

	Year Ended December 31,
	2014	2013	2012
Discount rate	8.65%	9.3%	8.9%
Rate of increase in compensation per annum	10% - 2 years 8% - next 3 years 6% - thereafter	10% - 2 years 8% - next 3 years 6% - thereafter	12% - 5 years 10% - thereafter
Expected long term rate of return on plan assets per annum.	7.5%	7.5%	8.9%

IGATE Computer’s (currently merged with IGATE Global), weighted average assumption used in accounting for the Gratuity Plan for the year ended December 31, 2012 was as follows:

Year Ended December 31, 2012
Discount rate	9.8%
Rate of increase in compensation per annum	10% - 2 years 8% - next 3 years 6% - thereafter
Expected long term rate of return on plan assets per annum.	7.5%

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

IGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

The following benefit payments reflect expected future service, as appropriate, which are expected to be paid during the years shown (in thousands):

Year ending December 31,	Amount
2015	$3,254
2016	$3,498
2017	$3,654
2018	$3,918
2019	$4,464
2020-2024	$17,780

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

The contribution towards accumulated benefit obligation that is likely to be made in the next twelve months is $2.3 million. As of December 31, 2014, the pretax amounts in accumulated other comprehensive loss not yet recognized as a component of net periodic plan costs consists of actuarial gain of $1.6 million. The estimated actuarial gain that will be amortized from accumulated other comprehensive loss to net periodic plan cost in the next 12 months is $0.02 million.

16.	Stock-based Compensation

Stock-based compensation cost included in cost of revenues for the year ended December 31, 2014, 2013 and 2012 was $6.4 million, $6.4 million and $4.1 million, respectively. Stock-based compensation cost included within selling, general and administrative expenses for the year ended December 31, 2014, 2013 and 2012 was $11.0 million, $8.4 million and $8.2 million, respectively. The Company has recognized total tax benefit associated with its stock-based compensation arrangements for the year ended December 31, 2014, 2013 and 2012 of $4.6 million, $2.0 million and $0.8 million, respectively.

IGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

IGATE Corporation Stock Incentive Plans

The Company adopted the Second Amended and Restated Stock Incentive Plan (the “1996 Plan”) in the year 2000. The 1996 Plan provided that up to 14.7 million shares of the Company’s common stock shall be allocated for issuance to directors, executive management and key personnel. This plan expired by its terms on November 3, 2006 and no options have been granted under the 1996 Plan since it expired. In 2013, all the outstanding options were lapsed and forfeited.

On May 25, 2006, the 2006 IGATE Corporation Stock Incentive Plan (the “2006 Plan” and together with the 1996 Plan, the “IGATE Plans”) was approved by the Company’s shareholders. The 2006 Plan replaced the expired 1996 Plan. Revisions were made primarily to address changes in applicable law since the year 2000. The 2006 Plan provides that up to 14.7 million shares of the Company’s common stock shall be allocated for issuance to officers, employees, directors and consultants of the Company and its subsidiaries. As of December 31, 2014 and 2013, there were 5.2 million and 5.8 million shares of common stock available for issuance under the 2006 Plan.

A summary of the stock option and restricted stock activity is presented below:

2006 Plan	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Options outstanding at December 31, 2011	2,381,470	$7.18
Granted	606,651	15.58
Exercised	(423,298)	5.22
Lapsed and forfeited	(218,630)	12.49

Options outstanding at December 31, 2012	2,346,193	$9.20
Granted	806,323	17.82
Exercised	(575,481)	7.67
Lapsed and forfeited	(778,106)	5.85

Options outstanding at December 31, 2013	1,798,929	$15.00
Granted	931,760	35.88
Exercised	(442,736)	10.76
Lapsed and forfeited	(198,698)	18.98

Options outstanding at December 31, 2014	2,089,255	$24.83	8.36	$30.62

Options vested and expected to vest at December 31, 2014	2,089,255	$24.83	8.36	$30.62

Options exercisable at December 31, 2014	268,924	$14.28	5.72	$6.78

IGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

2006 Plan	Restricted Stock	Weighted Average Fair Value
Unvested at December 31, 2011	2,576,676	$14.84
Granted	800,750	16.05
Vested	(413,677)	6.30
Lapsed and forfeited	(267,079)	16.54

Unvested at December 31, 2012	2,696,670	$16.34
Granted	1,387,238	19.69
Vested	(319,265)	12.45
Lapsed and forfeited	(1,033,522)	17.92

Unvested at December 31, 2013	2,731,121	$17.92
Granted	69,698	35.53
Vested	(201,225)	19.48
Lapsed and forfeited	(220,399)	16.16

Unvested at December 31, 2014	2,379,195	$18.48

Total available for future grant	5,199,371

Options under the IGATE Plan generally expire ten years from the date of the original grant or earlier if an option holder ceases to be employed by or associated with the Company for any reason.

Restricted stock grants and options under the IGATE Plan generally vest over a four year period. Upon vesting, these shares have voting rights.

The total intrinsic value of options exercised during 2014, 2013 and 2012 was $11.3 million, $9.5 million and $5.3 million, respectively. The grant date fair value of stock options vested during 2014, 2013 and 2012 was $5.9 million, $6.0 million and $4.5 million, respectively.

As of December 31, 2014, approximately $37.0 million of unrecognized compensation cost is expected to be recognized for the unvested options and restricted stock awards. This expense is expected to be recognized over a weighted-average period of approximately 1.9 years as of December 31, 2014.

2006 Plan

Options Outstanding				Options Exercisable
Range of Exercise Price	Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
$0.01 - $11.67	148,767	4.55	$8.71	147,712	$8.77
$14.19 - $14.19	382,500	8.32	$14.19	0	$0.00
$14.41 - $14.41	20,000	6.84	$14.41	15,000	$14.41
$15.89 - $15.89	296,500	7.34	$15.89	0	$0.00
$15.91 - $27.10	326,226	7.74	$22.61	104,211	$21.83
$27.59 - $28.30	7,502	8.76	$27.73	2,001	$27.77
$35.79 - $35.79	861,250	9.59	$35.79	0	$0.00
$36.26 - $38.94	35,421	9.40	$36.65	0	$0.00
$39.01 - $39.01	1,089	9.50	$39.01	0	$0.00
$40.69 - $40.69	10,000	9.54	$40.69	0	$0.00

$0.01 - $40.69	2,089,255	8.36	$24.83	268,924	$14.28

IGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

As of December 31, 2014, the Company had 0.9 million performance based restricted awards. These awards will vest only if the Company attains specified twelve-month trailing adjusted EBITDA (“Target EBITDA”) goals at any fiscal quarter end during the performance measurement period ending June 30, 2017. If the Company achieves its maximum twelve-month adjusted EBITDA (“Maximum EBITDA”) goal at any eligible fiscal quarter end within the performance period, two times the target number of shares will vest. The stock-based compensation expense recorded relating to these grants amounted to $4.9 million, $4.2 million and $4.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

The fair value of each option grant under the IGATE Plan was estimated using the Black-Scholes option pricing model. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on the historical volatility of the Company’s common stock from exchange traded shares. The average expected life was based on the expected employee exercise and post-vesting employment termination behavior. The risk-free interest rate was based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant.

The weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

Year Ended December 31, 2014	IGATE
Weighted average fair values of options granted during 2014	$12.96
Risk-free interest rate	1.66%
Expected dividend yield	0.0%
Expected life of options	4.16 years
Expected volatility rate	43%

Year Ended December 31, 2013
Weighted average fair values of options granted during 2013	$7.10
Risk-free interest rate	1.07%
Expected dividend yield	0.0%
Expected life of options	4.21 years
Expected volatility rate	49.13%

Year Ended December 31, 2012
Weighted average fair values of options granted during 2012	$8.559
Risk-free interest rate	0.65%
Expected dividend yield	0.0%
Expected life of options	4.34 years
Expected volatility rate	66.11%

IGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

17.	Earnings per share

Earnings per share for the common stock, unvested restricted stock and the Series B Preferred Stock under the two class method are presented below (dollars and shares in thousands, except per share data):

	Year ended December 31,
PARTICULARS	2014	2013	2012
Net income attributable to IGATE common shareholders	$79,258	$97,875	$66,382
Add: Dividend on Series B Preferred Stock	28,529	31,403	29,047

	107,787	129,278	95,429

Less: Dividends on
Series B Preferred stock [A]	28,529	31,403	29,047
Induced conversion of Series B Preferred Stock	80,000	0	0

Undistributed Income (loss)	$(742)	$97,875	$66,382

Allocation of Undistributed Income (loss):
Common stock [B]	(742)	72,597	50,020
Unvested restricted stock [C]	0	28	39
Series B Preferred stock [D]	0	25,250	16,323

	$(742)	$97,875	$66,382

Shares outstanding for allocation of undistributed income (loss):
Common stock	80,812	58,438	57,543
Unvested restricted stock	0	23	45
Series B Preferred stock	0	20,325	18,778

	80,812	78,786	76,366

Weighted average shares outstanding :
Common stock [E]	62,283	58,015	57,183
Unvested restricted stock [F]	0	23	45
Series B Preferred stock [G]	0	20,325	18,778

	62,283	78,363	76,006

Weighted average common stock outstanding	62,283	58,015	57,183
Dilutive effect of stock options and restricted shares outstanding	1,888	1,815	1,638

Dilutive weighted average shares outstanding [H]	64,171	59,830	58,821

Undistributed earnings per share:
Common stock [J=B/E]	$(0.01)	$1.25	$0.87
Unvested restricted stock [K=C/F]	$0.00	$1.25	$0.87
Series B Preferred stock [L=D/G]	$0.00	$1.25	$0.87
Earnings per share — Basic:
Common stock [J]	$(0.01)	$1.25	$0.87
Unvested restricted stock [K]	$0.00	$1.25	$0.87
Series B Preferred stock [L]	$0.00	$2.80	$2.42
Earnings per share — Diluted [[B+C]/H]	$(0.01)	$1.21	$0.85

IGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

The number of outstanding options to purchase common shares for which the option exercise prices exceeded the average market price of the common shares aggregated 0.4 million, 0.2 million and 0.6 million shares for the year ended December 31, 2014, 2013 and 2012, respectively. These options were excluded from the computation of diluted earnings per share under the treasury stock method. The number of shares of outstanding Series B Preferred Stock for which the earnings per share exceeded the earnings per share of common stock aggregated to 0.0 million, 20.3 million and 18.8 million shares for the year ended December 31, 2014, 2013 and 2012, respectively. These shares were excluded from the computation of diluted earnings per share as they were anti-dilutive.

On November 4, 2014, the Company entered into a Conversion and Exchange Agreement with Viscaria pursuant to which Viscaria exercised its option to convert its 330,000 shares of Series B Preferred Stock into 21,730,290 shares of the Company’s common stock. In connection with the conversion, the Company paid $80 million in cash to Viscaria and the same has been charged to retained earnings. As per ASC 260-10-S99-2, The Effect on the Calculation of Earnings per Share for a Period That Includes the Redemption or Induced Conversion of Preferred Stock, the induced conversion amount paid is subtracted from net income to arrive at the net income available to common stockholders in the calculation of earnings per share. Following this conversion, there were no remaining issued and outstanding shares of Series B Preferred Stock.

18.	Other Income, net

Components of other income, net are as follows (in thousands):

	Year ended December 31,
	2014	2013	2012
Investment income	$11,242	$33,334	$26,142
Interest income	1,914	3,080	1,755
Gain on sale of fixed assets	212	2,230	28
Forfeiture of vested stock options	0	3,005	0
Other	3,111	2,996	566

Other income, net	$16,479	$44,645	$28,491

19.	Income taxes

The components of income from continuing operations before income taxes, as shown in the accompanying consolidated statements of income, consists of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Income before income taxes:
Domestic	$33,912	$40,441	$11,685
Foreign	112,809	139,769	119,223

Income from continuing operations before income taxes	$146,721	$180,210	$130,908

IGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

The expense (benefit) for income taxes from continuing operations consists of the following (in thousands):

	Year ended December 31,
	2014	2013	2012
Current expense:
Federal	$10,372	$8,483	$9,378
State	4,887	3,326	1,699
Foreign	20,264	37,656	36,247

Total current expense	$35,523	$49,465	$47,324

Deferred (benefit) expense:
Federal	504	2,649	(3,635)
State	96	549	(677)
Foreign	206	(2,434)	(12,413)

Total deferred expense (benefit)	806	764	(16,725)

Total income tax expense	$36,329	$50,229	$30,599

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes from continuing operations are as follows (in thousands):

	Year ended December 31,
	2014		2013		2012
Income taxes computed at the federal statutory rate	$51,352	35.0%	$63,074	35.0%	$45,818	35.0%
State income taxes, net of federal tax benefit	3,273	2.2	2,710	1.5	598	0.5
Benefit for untaxed foreign income, subject to tax holiday	(6,594)	(4.5)	(6,368)	(3.5)	(8,293)	(6.3)
Foreign taxes at other than U.S. statutory rate	(2,184)	(1.5)	(2,318)	(1.3)	(1,222)	(0.9)
Un-benefited tax losses	1,938	1.3	302	0.2	1,595	1.2
Reversal of provisions for uncertain tax positions	(10,678)	(7.3)	(6,211)	(3.4)	(7,014)	(5.3)
Change in valuation allowance	(3,286)	(2.2)	(2,665)	(1.5)	(2,754)	(2.2)
Non deductible expenses	1,829	1.3	2,690	1.5	2,759	2.1
Merger impact	0	0.0	(4,121)	(2.3)	0	0
Effect on deferred taxes from enacted tax rates	0	0.0	3,070	1.7	0	0
Other - net	679	0.5	66	0.0	(888)	(0.7)

	$36,329	24.8%	$50,229	27.9%	$30,599	23.4%

Under the Indian Income-tax Act, 1961, IGATE Global is eligible to claim income tax holiday on profits derived from the export of software services from divisions registered under Special Economic Zone (“SEZ”) arrangements. Profits derived from the export of software services from these divisions registered under the SEZ scheme are eligible for a 100% tax holiday during the initial five consecutive assessment years followed by 50% for the subsequent five years, and 50% for another five years subject to fulfillment of certain conditions; from the date of commencement of operations by the respective SEZ units. Effective April 1, 2014, additional two of the divisions registered under the SEZ scheme have completed their first five years of 100% tax holiday. For the year ended December 31, 2014, 2013 and 2012, the tax holiday benefits were $6.6 million, $6.4 million and $8.3 million, respectively. This tax relief holiday will begin to expire from March 2023 through 2029.

IGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

The basic earnings per share effect of the tax holiday is $0.11, $0.11 and $0.15 for the year ended December 31, 2014, 2013 and 2012, respectively. The diluted earnings per share effect of the tax holiday is $0.10, $0.11 and $0.14 for the year ended December 31, 2014, 2013 and 2012, respectively.

The Company conducts its business globally, and, as a result, the Company and some of its subsidiaries file income tax returns in India, the U.S. and various foreign jurisdictions. The tax years ended March 31, 2002 to March 31, 2014 remains open to examination by the Indian tax authorities. The Company remains subject to U.S. federal tax examinations for the years 2011 and onwards for U.S. entities and for the year 2011 for its U.S. branch.

The components of the deferred tax assets and liabilities were as follows (in thousands):

	As of December 31,
	2014	2013
Deferred tax assets:
Allowance for doubtful accounts and employee advances	$1,598	$1,098
Accrued vacation and bonuses	11,800	15,916
Stock-based compensation	4,254	2,548
Foreign currency translation adjustments	727	779
Capital losses carried forward	22,302	20,880
Net operating loss carryovers	14,530	19,049
Minimum Alternate tax	24,751	21,371
Accrued restructuring charges	900	1,479
Other	404	495
Valuation allowance	(39,461)	(41,832)

Total deferred tax assets (A)	41,805	41,783

Deferred tax liabilities:
Amortization of acquired intangibles	(28,461)	(30,638)
Unrealized gain	(170)	(777)
Deferred revenue	(2,040)	(1,295)
Unrealized loss on derivatives	(573)	0
Depreciation	(25,310)	(25,402)

Total deferred tax liabilities (B)	(56,554)	(58,112)

Net deferred tax (liability) (A-B)	(14,749)	(16,329)
Short term deferred tax asset	2,510	10,235
Long term deferred tax asset	16,104	15,153
Long term deferred tax (liability)	(33,363)	(41,717)

Net deferred tax asset (liability)	$(14,749)	$(16,329)

The Company has not provided for U.S. deferred income taxes or foreign withholding tax of approximately $227.1 million on basis differences in certain of its non-U.S. subsidiaries that result primarily from undistributed earnings of $574.8 million which the Company intends to reinvest indefinitely. Determination of the deferred income tax liability on these basis differences is subjective and dependent on circumstances existing if and when remittance occurs.

The U.S. tax jurisdiction has approximately $121.7 million of State and $17.9 million of Federal net operating losses (“NOL”) available to offset future State and Federal taxable income. All of these losses are due

IGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

to expire by 2034. The significant foreign NOL carry forwards comprise of $2.6 million attributable to U.K. and $2.1 million attributable to Singapore which can be carried forward indefinitely for these jurisdictions and $4.0 million attributable to Mexico and are due to expire by 2024.

As of December 31, 2014, the Company has a Minimum Alternate Tax (“MAT”) credit carry forward of $24.7 million which will begin to expire from March 2020. The Company’s India and the U.S. jurisdictions have a $65.5 million and $18.7 million of capital losses carry forward, or $14.8 million and $7.5 million for India and U.S. jurisdictions on a tax effected basis, respectively. For the India jurisdiction such losses will expire after 8 years from the end of the year in which such losses are incurred and for the U.S. jurisdiction such losses will expire after 5 years from the date of realization of such loss. The Company has recorded full valuation allowance against the capital losses carry forward since it is not more likely than not that the Company will have long term capital gains in the near future.

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

The change in the total valuation allowance for deferred tax assets as of December 31, 2014, 2013 and 2012 is as follows (in thousands):

	As of December 31,
	2014	2013	2012
Opening valuation allowance	$41,832	$29,094	$36,835
Movement during the year	(2,371)	12,738	(7,741)

Closing valuation allowance	$39,461	$41,832	$29,094

The movement in the valuation allowance represents total additions of $2.1million, $17.5million and $1.6 million for the years ended December 31, 2014, 2013 and 2012, respectively and total deletions of $4.5 million, $4.8 million and $9.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. The addition during the year ended December 31, 2014, is primarily on account of the valuation allowance created on the foreign capital losses in India jurisdiction.

Uncertain Tax Positions:

As of December 31, 2014, 2013 and 2012, amounts of $13.2 million, $16.6 million and $22.1 million, respectively, constitute the unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	As of December 31,
	2014	2013	2012
Beginning Balance	$16,569	$22,078	$30,224
Additions based on the current period tax positions	545	0	127
Additions based on prior period tax positions	8,077	2,251	571
Reduction based on prior period tax positions	(4,182)	0	(526)
Reductions for tax positions due to lapse of statute of limitations	(7,694)	(7,665)	(8,266)
Foreign currency translation effect	(111)	(95)	(52)

Ending Balance	$13,204	$16,569	$22,078

IGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

The Company recognizes interest related to uncertain tax positions within the interest expense line in the consolidated statements of income. During the year ended December 31, 2014, 2013 and 2014, the Company has recorded interest expense of $0.5 million, $0.2 million and $0.4 million, respectively, in relation to uncertain tax positions in the consolidated statements of income. The total amount of accrued interest in the consolidated balance sheet amounted to $1.2 million, $0.7 million and 0.9 million as of December 31, 2014, 2013 and 2012, respectively. There are no penalties as of December 31, 2014, 2013 and 2012.

As of December 31, 2014, the Company had $11.6 million of net unrecognized tax benefits arising out of the tax positions which would affect the effective tax rate, if recognized. The Company believes it is possible that its existing unrecognized tax benefits may decrease by an amount up to $4.3 million over the next 12 months. The Company believes that it has adequately provided for any reasonably foreseeable outcomes related to its tax audits/assessments and that any settlement will not have a material adverse effect on its consolidated financial position or results of operation. However, there can be no assurances as to the possible outcomes.

20.	Segment information

The Company’s Chief Executive Officer, who is also the Chief Operating Decision Maker, has regrouped the organization into vertical-based business units to bring in more industry knowledge and solutions, increase the depth and accountability to the business. However, the Company does not have discrete financial information on this basis as per the requirements of ASC 280 and as a result segment information is not presented.

Revenues based on the location of the customer and fixed assets by geographic area consisted of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Revenues:
United States	$877,755	$802,147	$758,040
Canada	119,600	122,169	104,012
EMEA (1)	200,797	155,521	142,473
Asia Pacific	70,070	71,088	69,405

Total revenues	$1,268,222	$1,150,925	$1,073,930

	As of December 31,
	2014	2013
Fixed assets:
United States	$9,388	$4,859
Canada	1,248	20
EMEA (1)	1,058	1,114
Asia Pacific, principally India	222,347	159,588

Total fixed assets	$234,041	$165,581

(1)	Comprises Europe, Middle East and African countries.

IGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

The following is a concentration of revenues greater than 10% for the periods shown:

Particulars	2014	2013	2012
General Electric Company (“GE”)	16%	13%	13%
Royal Bank of Canada (“RBC”)	10%	11%	11%

The receivables from RBC and GE comprised 31% and 24% of accounts receivable, net and unbilled revenue as of December 31, 2014 and 2013, respectively.

21.	Related party transactions

As of December 31, 2014, Sunil Wadhwani and Ashok Trivedi directly and indirectly own 12.7% and 12.8% of the outstanding share capital of the Company. Viscaria, a company backed by funds advised by Apax Partners LLP and Apax Partners, L.P., holds 28.9% of the outstanding share capital of the Company pursuant to their conversion of preferred stock into common stock as of December 31, 2014. The Company rendered services to the entities of principal owners and recognized revenue of $26.2 million, $11.9 million and $0 million for the years ended December 31, 2014, 2013 and 2012, respectively. The outstanding receivable including unbilled from such entities are $5.9 million and $4.1 million as of December 31, 2014 and 2013, respectively.

22.	Guarantor Subsidiaries — Supplemental consolidating financial information

The Company issued the 2014 Senior Notes which are the senior unsecured obligations of the Company, to refinance the extinguished Senior Notes issued in 2011. The Senior Notes are guaranteed by the Company’s 100% owned domestic subsidiaries ITI, IGATE Inc., and IGATE Holding Corporation (collectively, the “Guarantors”). The Company has not included separate financial statements of the Guarantors because they are 100% owned by the Company, the guarantees issued are full and unconditional, and the guarantees are joint and several. There are customary exceptions in the Indenture under which a subsidiary’s guarantee would terminate namely:

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

IGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

Consolidating financial information for the Company and the Guarantors are as follows (in thousands):

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2014

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$186	$22,003	$81,995	$0	$104,184
Restricted cash	0	0	5,305	0	5,305
Short-term investments	0	0	82,486	0	82,486
Accounts receivable, net	0	111,040	63,119	0	174,159
Unbilled revenues	0	33,817	30,119	0	63,936
Prepaid expenses and other current assets	991	5,207	36,743	0	42,941
Prepaid income taxes	0	7,362	6,025	0	13,387
Deferred tax assets	0	2,386	124	0	2,510
Foreign exchange derivative contracts	0	0	3,200	0	3,200
Inter-corporate loan	0	0	0	0	0
Receivable from related parties	0	2,513	3,385	0	5,898
Receivable from group companies	61,865	131,135	81,204	(274,204)	0

Total current assets	63,042	315,463	393,705	(274,204)	498,006
Investment in subsidiaries	460,955	700,603	0	(1,161,558)	0
Inter-corporate loan	320,000	2,501	0	(322,501)	0
Deposits and other assets	3,640	1,275	14,554	0	19,469
Prepaid income taxes	0	0	31,479	0	31,479
Property and equipment, net	0	4,766	229,275	0	234,041
Leasehold land	0	0	73,858	0	73,858
Deferred tax assets	0	15,438	666	0	16,104
Goodwill	0	1,026	429,224	0	430,250
Intangible assets, net	0	60	102,936	0	102,996

Total assets	$847,637	$1,041,132	$1,275,697	$(1,758,263)	$1,406,203

LIABILITIES, PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$0	$3,876	$7,292	$0	$11,168
Line of credit	75,000	0	52,000	0	127,000
Senior Notes	0	0	0	0	0
Term loans	0	0	0	0	0
Accrued payroll and related costs	0	18,882	28,756	0	47,638
Other accrued liabilities	3,337	26,025	39,241	0	68,603
Accrued income taxes	0	650	6,555	0	7,205
Foreign exchange derivative contracts	0	0	1,287	0	1,287
Deferred revenue	0	12,929	4,858	0	17,787
Inter-corporate loan	0	0	0	0	0
Payable to group companies	44,725	165,494	63,985	(274,204)	0

Total current liabilities	123,062	227,856	203,974	(274,204)	280,688
Other long-term liabilities	0	667	5,669	0	6,336
Senior Notes	325,000	0	0	0	325,000
Term loans	0	0	234,000	0	234,000
Accrued income taxes	0	0	8,000	0	8,000
Inter-corporate loan	0	320,000	2,501	(322,501)	0
Deferred tax liabilities	0	0	33,363	0	33,363

Total liabilities	448,062	548,523	487,507	(596,705)	887,387

Series B Preferred stock	0	0	0	0	0
IGATE Corporation shareholders’ equity:
Common shares	818	330,000	53,518	(383,518)	818
Common shares held in treasury, at cost	(14,714)	0	0	0	(14,714)
Additional paid-in capital	682,343	161,276	605,816	(778,040)	671,395
Retained earnings	(268,872)	1,237	535,643	0	268,008
Accumulated other comprehensive loss	0	96	(410,504)	0	(410,408)

Total IGATE Corporation shareholders’ equity	399,575	492,609	784,473	(1,161,558)	515,099
Non-controlling interest	0	0	3,717	0	3,717

Total equity	399,575	492,609	788,190	(1,161,558)	518,816
Total liabilities, preferred stock and shareholders’ equity	$847,637	$1,041,132	$1,275,697	$(1,758,263)	$1,406,203

IGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

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

IGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

CONSOLIDATED STATEMENT OF INCOME

FOR THE YEAR ENDED DECEMBER 31, 2014

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues	$0	$815,222	$741,686	$(288,686)	$1,268,222
Cost of revenues (exclusive of depreciation and amortization)	0	614,583	485,636	(288,686)	811,533

Gross margin	0	200,639	256,050	0	456,689
Selling, general and administrative expense	0	79,787	118,229	0	198,016
Depreciation and amortization	0	1,630	36,620	0	38,250

Income from operations	0	119,222	101,201	0	220,423
Interest expense	(35,942)	(32,701)	(13,867)	32,597	(49,913)
Foreign exchange gain (loss), net	0	(256)	11,748	0	11,492
Loss on extinguishment of debt	(51,760)	0	0	0	(51,760)
Other income (expense), net	32,570	1,849	14,657	(32,597)	16,479

Income before income taxes	(55,132)	88,114	113,739	0	146,721
Income tax expense (benefit)	(21,042)	35,122	22,249	0	36,329

Net income (loss)	(34,090)	52,992	91,490	0	110,392
Non-controlling interest	0	0	380	0	380

Net income (loss) attributable to IGATE Corporation	(34,090)	52,992	91,110	0	110,012
Accretion to preferred stock	2,225	0	0	0	2,225
Preferred dividend	28,529	0	0	0	28,529

Net income (loss) attributable to IGATE common shareholders	$(64,844)	$52,992	$91,110	$0	$79,258

CONSOLIDATED STATEMENT OF INCOME

FOR THE YEAR ENDED DECEMBER 31, 2013

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues	$0	$679,812	$727,648	$(256,535)	$1,150,925
Cost of revenues (exclusive of depreciation and amortization)	0	494,856	459,911	(256,535)	698,232

Gross margin	0	184,956	267,737	0	452,693
Selling, general and administrative expense	0	70,195	120,066	0	190,261
Depreciation and amortization	0	1,236	33,953	0	35,189

Income from operations	0	113,525	113,718	0	227,243
Interest expense	(75,717)	(72,421)	(8,741)	69,300	(87,579)
Foreign exchange gain (loss), net	0	(372)	(3,727)	0	(4,099)
Loss on extinguishment of debt	0	0	0	0	0
Other income (expense), net	69,300	3,504	41,141	(69,300)	44,645

Income before income taxes	(6,417)	44,236	142,391	0	180,210
Income tax expense (benefit)	0	14,697	35,532	0	50,229

Net income (loss)	(6,417)	29,539	106,859	0	129,981
Non-controlling interest	0	0	209	0	209

Net income (loss) attributable to IGATE Corporation	(6,417)	29,539	106,650	0	129,772
Accretion to preferred stock	494	0	0	0	494
Preferred dividend	31,403	0	0	0	31,403

Net income (loss) attributable to IGATE common shareholders	$(38,314)	$29,539	$106,650	$0	$97,875

IGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

CONSOLIDATED STATEMENT OF INCOME

FOR THE YEAR ENDED DECEMBER 31, 2012

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues	$0	$341,935	$887,415	$(155,420)	$1,073,930
Cost of revenues (exclusive of depreciation and amortization)	0	247,318	557,912	(155,420)	649,810

Gross margin	0	94,617	329,503	0	424,120
Selling, general and administrative expense	0	17,045	154,426	0	171,471
Depreciation and amortization	0	516	45,866	0	46,382

Income from operations	0	77,056	129,211	0	206,267
Interest expense	(75,090)	(70,370)	(7,606)	69,300	(83,766)
Foreign exchange gain (loss), net	0	(50)	(20,034)	0	(20,084)
Loss on extinguishment of debt	0	0	0	0	0
Other income (expense), net	69,300	575	27,916	(69,300)	28,491

Income before income taxes	(5,790)	7,211	129,487	0	130,908
Income tax expense (benefit)	0	3,501	27,098	0	30,599

Net income (loss)	(5,790)	3,710	102,389	0	100,309
Non controlling interest	0	0	4,476	0	4,476

Net income (loss) attributable to IGATE Corporation	(5,790)	3,710	97,913	0	95,833
Accretion to preferred stock	404	0	0	0	404
Preferred dividend	29,047	0	0	0	29,047

Net income (loss) attributable to IGATE common shareholders	$(35,241)	$3,710	$97,913	$0	$66,382

IGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEAR ENDED DECEMBER 31, 2014

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net Income (loss) attributable to IGATE common shareholders	$(64,844)	$52,992	$91,110	$0	$79,258
Add: Non-controlling interest	0	0	380	0	380
Other comprehensive income:
Change in fair value on marketable securities	0	0	(1,218)	0	(1,218)
Unrecognized actuarial gain (loss) on pension liability	0	0	43	0	43
Change in fair value of cash flow hedges	0	0	1,161	0	1,161
Gain (loss) on foreign currency translation	0	0	(23,462)	0	(23,462)

Total comprehensive income (loss)	(64,844)	52,992	68,014	0	56,162
Less: Total comprehensive income (loss) attributable to non-controlling interest	0	0	197	0	197

Total comprehensive income (loss) attributable to IGATE common shareholders	$(64,844)	$52,992	$67,817	$0	$55,965

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEAR ENDED DECEMBER 31, 2013

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net Income (loss) attributable to IGATE common shareholders	$(38,314)	$29,539	$106,650	$0	$97,875
Add: Non-controlling interest	0	0	209	0	209
Other comprehensive income:
Change in fair value on marketable securities	0	0	(6,727)	0	(6,727)
Unrecognized actuarial gain (loss) on pension liability	0	0	1,207	0	1,207
Change in fair value of cash flow hedges	0	0	(493)	0	(493)
Gain (loss) on foreign currency translation	0	0	(108,413)	0	(108,413)

Total comprehensive income (loss)	(38,314)	29,539	(7,567)	0	(16,342)
Less: Total comprehensive income (loss) attributable to non-controlling interest	0	0	(1,685)	0	(1,685)

Total comprehensive income (loss) attributable to IGATE common shareholders	$(38,314)	$29,539	$(5,882)	$0	$(14,657)

IGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEAR ENDED DECEMBER 31, 2012

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net Income (loss) attributable to IGATE common shareholders	$(35,241)	$3,710	$97,913	$0	$66,382
Add: Non-controlling interest	0	0	4,476	0	4,476
Other comprehensive income:
Unrealized gain on marketable securities	0	0	5,615	0	5,615
Unrecognized actuarial gain (loss) on pension liability	0	0	(175)	0	(175)
Change in fair value of cash flow hedges	0	0	22,586	0	22,586
Gain (loss) on foreign currency translation	0	0	(44,689)	0	(44,689)

Total comprehensive income (loss)	(35,241)	3,710	85,726	0	54,195
Less: Total comprehensive income (loss) attributable to non-controlling interest	0	0	4,476	0	4,476

Total comprehensive income (loss) attributable to IGATE common shareholders	$(35,241)	$3,710	$81,250	$0	$49,719

IGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2014

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net income	$(34,090)	$52,992	$91,490	$0	$110,392
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	0	1,630	36,620	0	38,250
Stock-based compensation	0	6,806	10,570	0	17,376
Provision for rescission of land sale contract	0	0	0	0	0
Realized gain on investments	0	0	(11,242)	0	(11,242)
Provision (recovery) of doubtful debts	0	(1,023)	959	0	(64)
Deferred gain (loss) on settled derivatives	0	0	0	0	0
Deferred income taxes	0	600	206	0	806
Gain on sale of property and equipment	0	(26)	(186)	0	(212)
Loss on investments in affiliate	0	0	0	0	0
Deferred rent	0	453	761	0	1,214
Write-off of intellectual property right	0	0	3,607	0	3,607
Loss on extinguishment of debt	51,760	0	0	0	51,760
Amortization of debt issuance costs	2,768	0	2,440	0	5,208
Excess tax benefits related to stock option exercises.	0	(3,216)	0	0	(3,216)
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenues	0	(28,310)	2,116	0	(26,194)
Inter-corporate current account	4,193	7,887	(12,080)	0	0
Prepaid expenses and other current assets	0	(1,706)	(6,735)	0	(8,441)
Accounts payable	0	2,042	(4,072)	0	(2,030)
Accrued and other liabilities	(8,249)	(1,855)	(25,482)	0	(35,586)
Restricted cash	0	0	(5,305)	0	(5,305)
Deferred revenue	0	4,012	(3,607)	0	405

Net cash flows (used in) provided by operating activities	16,382	40,286	80,060	0	136,728

Cash Flows From Investing Activities:
Purchase of property and equipment	0	(3,852)	(88,999)	0	(92,851)
Proceeds from sale of property and equipment	0	0	416	0	416
Purchase of available-for-sale investments	0	0	(545,122)	0	(545,122)
Proceeds from maturities and sale of available-for-sale investments	0	0	653,008	0	653,008
Restricted cash	0	0	0	0	0
Receipts from (payments of) lease deposits	0	0	0	0	0
Inter-corporate loan	450,000	0	0	(450,000)	0
Investment in group companies	0	(123)	0	123	0
Purchase of non-controlling interests	0	0	(328)	0	(328)

Net cash flows provided by (used in) investing activities	450,000	(3,975)	18,975	(449,877)	15,123

Cash Flows From Financing Activities:
Payments on capital lease obligations	0	0	(476)	0	(476)
Payments made to induce conversion of preferred stock	(80,000)	0	0	0	(80,000)
Proceeds from line of credit and term loans	75,000	0	0	0	75,000
Payment of line of credit and term loans	0	0	(126,000)	0	(126,000)
Payment of delisting related financing costs	0	0	0	0	0
Payment of Senior Notes	(770,000)	0	0	0	(770,000)
Proceeds from Senior Notes	325,000	0	0	0	325,000
Payment of debt related costs	(41,530)	0	0	0	(41,530)
Proceeds from exercise of stock options	22,118	(6,805)	(10,581)	0	4,732
Proceeds from exercise of subsidiary’s stock options	0	0	0	0	0
Excess tax benefits related to stock option exercises	3,216	0	0	0	3,216
Release/(restricted cash) towards debt retirement	0	360,000	0	0	360,000
Proceeds from issuance of equity stock	0	0	123	(123)	0
Repayment of group company investment, net	0	0	0	0	0
Inter-corporate loan	0	(450,000)	0	450,000	0

Net cash flows provided by (used in) financing activities	(466,196)	(96,805)	(136,934)	449,877	(250,058)

Effect of exchange rate changes	0	0	(2,445)	0	(2,445)

Net change in cash and cash equivalents	186	(60,494)	(40,344)	0	(100,652)
Cash and cash equivalents, beginning of year	0	82,497	122,339	0	204,836

Cash and cash equivalents, end of year	$186	$22,003	$81,995	$0	$104,184

IGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2013

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net income	$(6,417)	$29,539	$106,859	$0	$129,981
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	0	1,236	33,953	0	35,189
Stock-based compensation	0	1,723	10,112	0	11,835
Provision for rescission of land sale contract	0	0	0	0	0
Realized gain on investments	0	0	(33,334)	0	(33,334)
Provision (recovery) of doubtful debts	0	472	80	0	552
Deferred gain (loss) on settled derivatives	0	0	(809)	0	(809)
Deferred income taxes	0	3,203	(2,439)	0	764
Loss (gain) on sale of property and equipment	0	0	(2,230)	0	(2,230)
Loss on investments in affiliate	0	0	0	0	0
Deferred rent	0	118	823	0	941
Write-off of intellectual property right	0	0	0	0	0
Loss on extinguishment of debt	0	0	0	0	0
Amortization of debt issuance costs	6,417	0	4,883	0	11,300
Excess tax benefits related to stock option exercises	0	(589)	0	0	(589)
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenues	0	6,384	(3,641)	0	2,743
Inter-corporate current account	(16,816)	(29,131)	45,947	0	0
Prepaid expenses and other current assets	0	245	(14,932)	0	(14,687)
Accounts payable	0	(2,189)	3,567	0	1,378
Accrued and other liabilities	0	2,682	7,629	0	10,311
Restricted cash	0	0	0	0	0
Deferred revenue	0	3,109	(2,991)	0	118

Net cash flows (used in) provided by operating activities	(16,816)	16,802	153,477	0	153,463

Cash Flows From Investing Activities:
Purchase of property and equipment	0	(1,487)	(37,778)	0	(39,265)
Proceeds from sale of property and equipment	0	0	2,528	0	2,528
Purchase of available-for-sale investments	0	0	(1,310,639)	0	(1,310,639)
Proceeds from maturities and sale of available-for-sale investments	0	0	1,622,117	0	1,622,117
Restricted cash	0	0	3,072	0	3,072
Receipts from (payments of) lease deposits	0	0	0	0	0
Inter-corporate loan	0	0	0	0	0
Investment in group companies	0	509,540	0	(509,540)	0
Purchase of non-controlling interests	0	0	(23,654)	0	(23,654)

Net cash flows provided by (used in) investing activities	0	508,053	255,646	(509,540)	254,159

Cash Flows From Financing Activities:
Payments on capital lease obligations	0	0	(498)	0	(498)
Payments made to induce conversion of preferred stock	0	0	0	0	0
Proceeds from line of credit and term loans	0	30,000	371,000	0	401,000
Payment of line of credit and term loans	0	(125,000)	(239,500)	0	(364,500)
Payment of delisting related financing costs	0	0	0	0	0
Payment of Senior Notes	0	0	0	0	0
Proceeds from Senior Notes	0	0	0	0	0
Payment of debt related costs	0	0	(11,286)	0	(11,286)
Proceeds from exercise of stock options	16,227	(1,723)	(9,942)	0	4,562
Proceeds from exercise of subsidiary’s stock options	0	0	0	0	0
Excess tax benefits related to stock option exercises	589	0	0	0	589
Release/(restricted cash) towards debt retirement	0	(360,000)	0	0	(360,000)
Proceeds from issuance of equity stock	0	0	0	0	0
Repayment of group company investment, net	0	0	(509,540)	509,540	0
Inter-corporate loan	0	0	0	0	0

Net cash flows provided by (used in) financing activities	16,816	(456,723)	(399,766)	509,540	(330,133)

Effect of exchange rate changes	0	0	32,192	0	32,192

Net change in cash and cash equivalents	0	68,132	41,549	0	109,681
Cash and cash equivalents, beginning of year	0	14,365	80,790	0	95,155

Cash and cash equivalents, end of year	$0	$82,497	$122,339	$0	$204,836

IGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2012

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net income	$(5,790)	$3,710	$102,389	$0	$100,309
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	0	516	45,866	0	46,382
Stock-based compensation	0	4,044	8,230	0	12,274
Provision for rescission of land sale contract	0	0	909	0	909
Realized gain on investments	0	0	(20,764)	0	(20,764)
Provision (recovery) of doubtful debts	0	110	1,571	0	1,681
Deferred gain (loss) on settled derivatives	0	0	18,173	0	18,173
Deferred income taxes	0	(86)	(10,115)	0	(10,201)
Loss (gain) on sale of property and equipment	0	0	(28)	0	(28)
Loss (gain) on investments in affiliate	0	0	551	0	551
Deferred rent	0	51	(212)	0	(161)
Write-off of intellectual property right	0	0	0	0	0
Loss on extinguishment of debt	0	0	0	0	0
Amortization of debt issuance costs	5,790	208	828	0	6,826
Excess tax benefits related to stock option exercises.	0	(320)	0	0	(320)
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenues	0	(46,567)	30,746	0	(15,821)
Inter-corporate current account	(14,787)	19,933	(5,146)	0	0
Prepaid expenses and other current assets	0	(1,214)	(16,073)	0	(17,287)
Accounts payable	0	24,986	(27,403)	0	(2,417)
Accrued and other liabilities	0	(3,014)	(13,706)	0	(16,720)
Restricted cash	0	0	0	0	0
Deferred revenue	0	2,865	(5,880)	0	(3,015)

Net cash flows (used in) provided by operating activities	(14,787)	5,222	109,936	0	100,371

Cash Flows From Investing Activities:
Purchase of property and equipment	0	(615)	(30,694)	0	(31,309)
Proceeds from sale of property and equipment	0	0	82	0	82
Purchase of available-for-sale investments	0	0	(1,766,988)	0	(1,766,988)
Proceeds from maturities and sale of available-for-sale investments	0	0	1,623,627	0	1,623,627
Restricted cash	0	0	(3,072)	0	(3,072)
Receipts (payments of) from lease deposits	0	(551)	224	0	(327)
Inter-corporate loan	0	0	0	0	0
Investment in group companies	0	0	0	0	0
Purchase of non-controlling interests	0	(83,031)	(145,344)	0	(228,375)

Net cash flows provided by (used in) investing activities	0	(84,197)	(322,165)	0	(406,362)

Cash Flows From Financing Activities:
Payments on capital lease obligations	0	0	(114)	0	(114)
Payments made to induce conversion of preferred stock	0	0	0	0	0
Proceeds from line of credit and term loans	0	90,000	228,500	0	318,500
Payment of line of credit and term loans	0	0	0	0	0
Payment of delisting related financing costs	0	0	(3,263)	0	(3,263)
Payment of Senior Notes	0	0	0	0	0
Proceeds from Senior Notes	0	0	0	0	0
Payment of debt related costs	0	0	0	0	0
Proceeds from exercise of stock options	14,467	(4,044)	(8,217)	0	2,206
Proceeds from exercise of subsidiary’s stock options	0	0	5,490	0	5,490
Excess tax benefits related to stock option exercises	320	0	0	0	320
Release/(restricted cash) towards debt retirement	0	0	0	0	0
Proceeds from issuance of equity stock	0	0	0	0	0
Repayment of group company investment, net	0	0	0	0	0
Inter-corporate loan	0	0	0	0	0

Net cash flows provided by (used in) financing activities	14,787	85,956	222,396	0	323,139

Effect of exchange rate changes	0	0	2,567	0	2,567

Net change in cash and cash equivalents	0	6,981	12,734	0	19,715
Cash and cash equivalents, beginning of year	0	7,384	68,056	0	75,440

Cash and cash equivalents, end of year	$0	$14,365	$80,790	$0	$95,155

IGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

23.	Commitments and contingencies

Capital commitments

As of December 31, 2014, the Company has open purchase orders totaling $28.8 million towards construction of new facilities and purchase of property and equipment.

Bank guarantees

As of December 31, 2014, guarantees and letters of credit provided by banks on behalf of the Company’s subsidiaries, to customs authorities and vendors for capital procurements amounted to $3.7 million. These guarantees and letters of credit have a remaining term of approximately one to five years.

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

Contingencies

The former Chief Executive Officer of the Company filed a complaint in the fourth quarter of 2013 with the Alameda County Superior Court of California, seeking compensation for breach of contract, breach of the covenant of good faith, and fair dealing, various labor code violations, false promise, and defamation. During 2014, the Company filed a counter-complaint. The Company settled the matter during the fourth quarter of 2014 following mediation.

The Company is involved in lawsuits and claims that arise in the ordinary course of business. Management believes that the ultimate outcome of these matters will not have a material adverse impact on its financial position, results of operations and cash flows.

IGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

24.	Fair Value Measurements

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

Investments and Foreign exchange derivative contracts, as disclosed in Note 6 and 8, which are measured at fair value are summarized below (in thousands):

		Fair Value measurement at reporting date using
Description	As of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Current Assets:
Short term investments:
a) Liquid mutual fund units	$82,265	$82,265	$0	$0
b) Fixed deposits with banks	221	221	0	0
Foreign exchange derivative contracts	3,200	0	3,200	0

Total current assets	$85,686	$82,486	$3,200	$0

Liabilities
Current Liabilities:
Foreign exchange derivative contracts	$1,287	$0	$1,287	$0

Total current liabilities	$1,287	$0	$1,287	$0

IGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

		Fair Value measurement at reporting date using
Description	As of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets

Current Assets:
Short term investments:
a) Liquid mutual fund units	$181,231	$181,231	$0	$0
b) Fixed deposits with banks	170	170	0	0
Foreign exchange derivative contracts	836	0	836	0

Total current assets	$182,237	$181,401	$836	$0

Liabilities

Current Liabilities:
Foreign exchange derivative contracts	$909	$0	$909	$0

Total current liabilities	$909	$0	$909	$0

25.	Non-controlling interest

As of December 31, 2014, the Company recorded non-controlling interest amounting to $3.7 million (including $0.4 million of net income and $2.1 million of accumulated other comprehensive loss attributable to non-controlling interest for the reporting period) relating to 0.5% of the outstanding share capital of IGATE Global. Subsequent to the expiry of the exit offer period in May 2013, the Company had no obligation to redeem the shares and accordingly the remaining redeemable non-controlling interest was reclassified to permanent equity. As of December 31, 2013, the Company recorded non-controlling interest amounting to $4.9 million (including $0.2 million of net income and $1.9 million of accumulated other comprehensive loss attributable to non-controlling interest for the reporting period).

IGATE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

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

	Three Months Ended
(in thousands)	March 31	June 30	September 30	December 31
2014
Revenues	$302,206	$311,745	$322,774	$331,497
Gross Margin	113,426	114,012	113,973	115,278
Income from operations	61,207	57,786	54,655	46,775
Net income	31,711	3,214	37,397	38,070

Net income attributable to IGATE	$31,616	$3,116	$37,308	$37,972

Net earnings per common share, basic	$0.29	$(0.07)	$0.35	$(0.65)

Net earnings per common share, diluted	$0.29	$(0.07)	$0.34	$(0.63)

2013
Revenues	$274,918	$283,268	$293,406	$299,333
Gross Margin	104,679	107,497	121,343	119,174
Income from operations	52,616	49,552	66,042	59,033
Net income	34,760	29,973	31,993	33,255

Net income attributable to IGATE	$34,760	$29,973	$31,896	$33,143

Net earnings per common share, basic	$0.36	$0.29	$0.30	$0.32

Net earnings per common share, diluted	$0.34	$0.28	$0.30	$0.30

Loss on extinguishment of $51.8 million was charged to earnings during the second quarter of 2014. Induced conversion amount of $80 million paid to Viscaria during the fourth quarter of 2014 has been deducted from Net income attributable to common shareholders for computation of earnings per share.

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

The certification required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits 31.1 and 31.2, respectively, to this Annual Report on Form 10-K.

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

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making its assessment of internal control over financial reporting, management used the criteria described in the Internal Control-Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based upon this assessment, management has concluded and hereby reports that the Company’s internal control over financial reporting was effective as of December 31, 2014. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Company’s independent registered public accounting firm, Ernst & Young Associates LLP, has issued its report on the effectiveness of the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of IGATE Corporation

We have audited IGATE Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). IGATE Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, IGATE Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2014 consolidated financial statements of IGATE Corporation and our report dated February 9, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young Associates LLP

Gurgaon, India

February 9, 2015

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item, not set forth below, is incorporated herein by reference from the Company’s definitive proxy statement relating to the 2014 Annual Meeting of Shareholders scheduled to be held on May 5, 2015, which will be filed with the SEC within 120 days after the close of the Company’s fiscal year ended December 31, 2014 (the “Proxy Statement”).

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

(a) l. Financial Statements

The following Consolidated Financial Statements of the registrant and its subsidiaries are included on pages 70 to 74 and the report of Independent Registered Public Accounting Firm is included on page 69 in this Form 10-K.

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets — As of December 31, 2014 and 2013.

Consolidated Statements of Income — Years ended December 31, 2014, 2013 and 2012.

Consolidated Statements of Comprehensive Income — Years ended December 2014, 2013 and 2012.

Consolidated Statements of Shareholders’ Equity — Years ended December 31, 2014, 2013 and 2012.

Consolidated Statements of Cash Flows — Years ended December 31, 2014, 2013 and 2012.

Notes to Consolidated Financial Statements

All other schedules are omitted because they are not required, are not applicable, or the required information is shown in the Consolidated Financial Statements or notes thereto.

2.	Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index, which is incorporated herein by reference.

Exhibit	Index Description of Exhibit

3.1	Third Amended and Restated Articles of Incorporation of IGATE, dated May 5, 2011, is incorporated by reference to Exhibit 3.1 to IGATE’s Form 8-K, filed on May 11, 2011.

3.2	Amended and Restated Bylaws of the Company are incorporated by reference to Exhibit 3.2 to IGATE’s Quarterly Report on Form 10-Q, filed on August 14, 2000.

4.1	Registration Rights Agreement, between IGATE and the Selling Shareholders named therein, dated as of August 17, 2010, is incorporated by reference to Exhibit 4.2 to IGATE’s Registration Statement on Form S-3, Commission File No. 333-170042, filed on October 20, 2010.

4.2	Form of certificate representing the Common Stock of the Company is incorporated by reference to Exhibit 4.1 to IGATE’s Registration Statement on Form S-1, Commission File No. 333-14169, filed on November 19, 1996.

4.3	Indenture, dated April 2, 2014, by and among IGATE, IGATE Technologies, Inc., IGATE, Inc. and IGATE Holding Corporation and Wilmington Trust, National Association is incorporated by reference to Exhibit 4.1 to IGATE’s Form 8-K, filed on April 7, 2014.

4.4	Registration Rights Agreement, by and among IGATE Corporation, IGATE Technologies Inc., IGATE, Inc., IGATE Holding Corporation and RBC Capital Markets, LLC as the representative of the initial purchasers named in Schedule I thereto, dated April 2, 2014, is incorporated by reference to Exhibit 4.2 to IGATE’s Form 8-K, filed on April 7, 2014.

10.1	Facilities Agreement, dated November 22, 2013, for Pan Asia iGATE Solutions arranged by DBS Bank Ltd. and ING Bank N.V. as mandated lead arrangers and bookrunners with ING Bank N.V., Singapore Branch acting as Agent and ING Bank N.V., Singapore Branch acting as Security Agent, is incorporated by reference to Exhibit 10.1 to IGATE’s Form 8-K, filed on November 25, 2013.

Exhibit	Index Description of Exhibit

10.2	Syndication and Amendment Agreement (relating to Facilities Agreement, dated November 22, 2013 and incorporated by reference to Exhibit 10.1 to IGATE’s Form 8-K, filed on November 25, 2013), dated April 16, 2014, for Pan-Asia iGATE Solutions arranged by DBS Bank Ltd., Deutsche Bank AG, Singapore Branch, ING Bank N.V. and Standard Chartered Bank with ING Bank N.V., Singapore Branch acting as Security Agent, is incorporated by reference to Exhibit 10.1 to IGATE’s Form 10-Q, filed on July 28, 2014.

10.3	Form of Accession Deed (relating to Facilities Agreement, dated November 22, 2013 and incorporated by reference to Exhibit 10.1 to IGATE’s Form 8-K, filed on November 25, 2013), dated April 16, 2014, to ING Bank N.V., Singapore Branch, as agent and security agent, from IGATE Computer Systems (U.K.) Limited and Pan-Asia iGATE Solutions, is incorporated by reference to Exhibit 10.2 to IGATE’s Form 10-Q, filed on July 28, 2014.

10.4	Form of Accession Deed (relating to Facilities Agreement, dated November 22, 2013 and incorporated by reference to Exhibit 10.1 to IGATE’s Form 8-K, filed on November 25, 2013), dated April 16, 2014, to ING Bank N.V., Singapore Branch, as agent and security agent, from IGATE Technology Inc. (Canada) and Pan-Asia iGATE Solutions, is incorporated by reference to Exhibit 10.2 to IGATE’s Form 10-Q, filed on July 28, 2014.

10.5	Senior Executive Employment Agreement, effective September 16, 2013, between IGATE Technologies, Inc. and Ashok Vemuri, is incorporated by reference to Exhibit 10.1 to iGATE’s Form 8-K, filed on September 16, 2013.*

10.6	Conversion and Exchange Agreement, dated as of November 4, 2014, by and among IGATE and Viscaria Limited, is incorporated by reference to Exhibit 10.1 to IGATE’s Form 8-K, filed on November 4, 2014.

10.7	Amended and Restated Voting and Standstill Agreement, dated as of February 1, 2011, by and among IGATE, Viscaria Limited and the shareholders party thereto, is incorporated by reference to Exhibit 10.2 to IGATE’s Form 8-K, filed on February 4, 2011.

10.8	Investor Rights Agreement, dated as of February 1, 2011, by and among IGATE and Viscaria Limited, is incorporated by Reference to Exhibit 10.1 to IGATE’s Form 8-K, filed on February 4, 2011.

10.9	IGATE Amended and Restated 2006 Stock Incentive Plan, as amended on January 25, 2013, is incorporated by reference to Exhibit 10.13 to IGATE’s Form 10-K, filed on February 12, 2014.

10.10	Employment Agreement, dated as of June 6, 2008, by and between the Company and Sunil Wadhwani, is incorporated by reference to Exhibit 10.2 to IGATE’s Annual Report on Form 10-K for the year ended December 31, 2009.*

10.11	Amendment Agreement, dated April 1, 2009, between the Company and Sunil Wadhwani, is incorporated by reference to Exhibit 10.2(A) to IGATE’s Annual Report on Form 10-K for the year ended December 31, 2009.*

10.12	Employment Agreement, dated as of June 6, 2008, by and between the Company and Ashok Trivedi, is incorporated by reference to Exhibit 10.1 to IGATE’s Annual Report on Form 10-K for the year ended December 31, 2009.*

10.13	Amendment Agreement, dated April 1, 2009, between the Company and Ashok Trivedi, is incorporated by reference to Exhibit 10.1(A) to IGATE’s Annual Report on Form 10-K for the year ended December 31, 2009.*

10.14	IGATE 2011 Annual Incentive Compensation Plan, is incorporated by reference to Annex B to IGATE’s Definitive Proxy Statement filed on April 13, 2011.*

10.15	Employment Contract, dated July 1, 2011, between Srinivas Rao Kandula and IGATE Technologies, Inc., is incorporated by reference to Exhibit 10.2 to IGATE’s Form 8-K, filed on July 7, 2011.*

Exhibit	Index Description of Exhibit

10.16	Amendment to Employment Agreement between IGATE Technologies, Inc. and Srinivas Kandula, dated March 29, 2012, is incorporated by reference to Exhibit 10.3 to IGATE’s Form 8-K, filed on March 30, 2012.*

10.17	Employment Contract, dated July 1, 2011, between Sujit Sircar and IGATE Global Solutions Limited, is incorporated by reference to Exhibit 10.3 to IGATE’s Form 8-K, filed on July 7, 2011.*

10.18	Amendment to Employment Agreement between IGATE Global Solutions Limited and Sujit Sircar, dated March 19, 2013, is incorporated by reference to Exhibit 10.2 to IGATE’s Form 8-K, filed on March 20, 2013.*

10.19	Employment Agreement dated July 1, 2011, between Derek Kemp and IGATE Technologies Inc., is incorporated by reference to Exhibit 10.13 to IGATE’s Quarterly Report on Form 10-Q, filed on August 8, 2012.*

10.20	Amendment dated March 29, 2012 to Employment Agreement dated July 1, 2011, between Derek Kemp and IGATE Technologies Inc., is incorporated by reference to Exhibit 10.14 to IGATE’s Quarterly Report on Form 10-Q, filed on August 8, 2012.*

10.21	Employment Agreement dated March 26, 2012, between Sanjay Tugnait and IGATE Technologies (Canada) Inc., is incorporated by reference to Exhibit 10. 21 to iGATE’s Quarterly Report on Form 10-Q, filed on August 8, 2012.*

10.22	Restricted Stock Award Agreement between IGATE and Sujit Sircar, dated May 12, 2011, is incorporated by reference to Exhibit 10.15 to iGATE’s Quarterly Report on Form 10-Q, filed on August 9, 2011.*

10.23	Performance-Based Restricted Stock Award Agreement between IGATE and Sujit Sircar, dated May 12, 2011, is incorporated by reference to Exhibit 10.16 to iGATE’s Quarterly Report on Form 10-Q, filed on August 9, 2011.*

10.24	Restricted Stock Award Agreement between IGATE and Srinivas Kandula, dated May 12, 2011, is incorporated by reference to Exhibit 10.19 to iGATE’s Quarterly Report on Form 10-Q, filed on August 9, 2011.*

10.25	Performance-Based Restricted Stock Award Agreement between IGATE and Srinivas Kandula, dated May 12, 2011, is incorporated by reference to Exhibit 10.20 to IGATE’s Quarterly Report on Form 10-Q, filed on August 9, 2011.*

10.26	Performance Share Award Agreement between IGATE and Derek Kemp, dated May 12, 2011, is incorporated by reference to Exhibit 10.15 to iGATE’s Quarterly Report on Form 10-Q, filed on August 8, 2012.*

10.27	Restricted Stock Agreement between IGATE and Derek Kemp, dated May 12, 2011, is incorporated by reference to Exhibit 10.16 to iGATE’s Quarterly Report on Form 10-Q, filed on August 8, 2012.*

10.28	Performance Share Award Agreement between IGATE and Sanjay Tugnait, dated July 12, 2012, is incorporated by reference to Exhibit 10.22 to IGATE’s Quarterly Report on Form 10-Q, filed on August 8, 2012.*

10.29	Restricted Stock Agreement between IGATE and Sanjay Tugnait, dated July 12, 2012, is incorporated by reference to Exhibit 10.23 to IGATE’s Quarterly Report on Form 10-Q, filed on August 8, 2012.*

10.30	Retention Bonus Agreement, by and between IGATE and certain named executive officers, dated July 22, 2013, is incorporated by reference to IGATE’s Form 8-K, filed on July 23, 2013.*

10.31	Restricted Stock Agreement, by and between IGATE and certain named executive officers, dated July 22, 2013, is incorporated by reference to IGATE’s Form 8-K, filed on July 23, 2013.*

Exhibit	Index Description of Exhibit

10.32	Credit Agreement, by and among IGATE, DBS Bank Ltd., Singapore, and the other lenders party thereto, and DBS Bank Ltd., Bangalore Branch, dated May 10, 2011, is incorporated by reference to IGATE’s Form 8-K filed on May 16, 2011.

10.33	Letter Amendment, by and among IGATE, IGATE Holding Corporation, IGATE Technologies Inc., IGATE Inc., DBS Bank Ltd., Singapore, and the other lenders party thereto, dated December 22, 2014, is incorporated by reference to IGATE’s Form 8-K filed on December 24, 2014.

21.1	Subsidiaries of the Registrant is filed herewith.

23.1	Consent of Ernst & Young Associates LLP, Independent Registered Public Accounting Firm, is filed herewith.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer is filed herewith.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer is filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer is filed herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer is filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of February, 2015.

IGATE CORPORATION

February 9, 2015	/S/ ASHOK VEMURI
Ashok Vemuri
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

IGATE CORPORATION

February 9, 2015	/S/ ASHOK VEMURI
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