Form 10-K/A
period 2014-12-31
IGATE CORP
filed 2015-04-29
CIK 1024732

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

The number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding as of March 31, 2015 was 80,929,933 shares.

EXPLANATORY NOTE

IGATE Corporation (which may be referred to herein as “IGATE”, the “Company”, “us”, “our”, or “we”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the Securities and Exchange Commission (“SEC”) on February 9, 2015, solely for the purpose of amending Items 10 through 14 in Part III and Item 15 in Part IV.

We are filing this Amendment to include the Part III information in the Form 10-K because we no longer expect to file a definitive proxy statement containing this information before the date that is 120 days after our fiscal year end. In addition, in connection with the filing of this Amendment and pursuant to Rule 12b-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), Part IV is being amended to include as exhibits certain new certifications required under Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of the Sarbanes Oxley-Act of 2002. Additionally, the reference on the cover page of the Form 10-K to the Proxy Statement for the 2015 Annual Meeting of Shareholders is hereby deleted.

The remainder of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the SEC on February 9, 2015, remains unchanged. Accordingly, this Amendment does not reflect events occurring after the filing of the Form 10-K, does not update disclosures contained in the Form 10-K, and does not modify or amend the Form 10-K except as specifically described in this explanatory note.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

Our Third Amended and Restated Articles of Incorporation currently provide that the number of directors constituting the entire Board of Directors of the Company (the “Board”) shall be no less than three (3) and no more than fourteen (14). Except for the director designated pursuant to the terms of the Investor Rights Agreement, or the Investor Rights Agreement, dated February 1, 2011, between the Company and Viscaria Limited, or Viscaria, to represent Viscaria who is not in a class, the Board is divided into three (3) classes, with each class to be as nearly equal in number as possible. The classes currently serve for staggered terms of three (3) years as follows: three (3) Class A directors whose terms expire in 2015; three (3) Class B directors whose terms expire in 2016; and two (2) Class C directors whose terms expire in 2017.

The following is a brief biography setting forth the qualifications of each current director.

Class A Directors Whose Three Year Terms Expire in 2015

Martin G. McGuinn, age 72, has served as a member of our Board since July 2009. Mr. McGuinn currently serves on the board of directors of Celanese Corporation (NYSE: CE) (2007 to present) and Chubb Corporation (NYSE: CB) (2007 to present). He is also a member of the Advisory Board of CapGen Financial, a private equity fund. Mr. McGuinn has over 25 years of experience at the former Mellon Financial Corporation, now The Bank of New York Mellon Corporation, or Mellon, a global financial services company. He served as the Chairman of the board of directors and Chief Executive Officer of Mellon from 1999 to 2006. Mr. McGuinn holds both a bachelor’s degree and a Juris Doctor degree from Villanova University.

Mr. McGuinn has more than 25 years of experience in the financial services industry, where he gained substantial management experience and leadership capabilities from his position as the Chief Executive Officer of a large public banking institution. Additionally, Mr. McGuinn has strong financial skills and expertise, including on the topics of capital markets and macroeconomics. This, combined with Mr. McGuinn’s significant experience as a public company director, led the Board to conclude that Mr. McGuinn should serve as a director of the Company.

W. Roy Dunbar, age 54, has served as a member of our Board since November 2010. Since 2007, Mr. Dunbar has invested in several projects in the renewable energy, oil, gas and property sectors. Mr. Dunbar served as Chief Executive Officer of Network Solutions Inc. from 2008 to 2009. Mr. Dunbar also served as the President of Global Technology and Operations of MasterCard Worldwide (formerly known as MasterCard International Inc.) from 2004 to 2008. Mr. Dunbar worked at Eli Lilly and Company for 14 years in several capacities and as President of Intercontinental Operations from 2003 to 2004 and as Chief Information Officer from 1999 to 2003. Mr. Dunbar currently serves on the board of directors of Humana Inc. (NYSE: HUM) (2005 to present) and Lexmark International Inc. (NYSE: LKX) (2011 to present). Mr. Dunbar graduated from Manchester University in the United Kingdom with a degree in Pharmacy in 1982. He later received a Master’s of Business Administration from Manchester Business School.

Mr. Dunbar’s innovative, consumer-focused approach to information technology at a variety of global companies brings a valuable advantage to the Board. The Board benefits from Mr. Dunbar’s expertise in leading companies focused on the development of information systems that are easy for consumers to understand and use effectively, which is critical to the Company’s extension of its position as a leader in integrated technology and operations-based solutions. This, combined with Mr. Dunbar’s significant experience as a public company director, led the Board to conclude that Mr. Dunbar should serve as a director of the Company.

Naomi O. Seligman, 76, has served as a member of our Board since September 2012. Ms. Seligman has been a senior partner at Ostriker von Simson, a consulting firm focusing on information technology, since 1999. Previously, Ms. Seligman was a co-founder and senior partner of the Research Board, Inc., a private sector institution sponsored by one hundred chief information officers from major corporations, from 1978 to 1998. Ms. Seligman currently serves on the boards of directors of Akamai Technologies, Inc. (NASDAQ: AKAM) (2001 to present) and Oracle Corporation (NYSE: ORCL) (2005 to present). Ms. Seligman graduated from Vassar College with a degree in Economics. She later received a Master’s of Business Administration from the London School of Economics.

Ms. Seligman’s career has led her to advise chief executives and technology leaders at a wide range of the largest enterprises in the United States and abroad. This, combined with Ms. Seligman’s significant experience as a public company director, led the Board to conclude that Ms. Seligman should serve as a director of the Company.

Class B Directors Whose Three Year Terms Expire in 2016

Ashok Trivedi, age 65, is a Co-Founder of the Company, and has served as Co-Chairman of our Board since 1996 and a member of our Board since 1986. Mr. Trivedi previously served as President of the Company from 1996 to 2008. He is also a Co-Founder and Co-Chairman of the board of directors of Mastech Holdings, Inc., or Mastech (NYSE: MHH) (2008 to present), a provider of high-value IT services. Under his leadership, the Company began its operations in 1986 and grew to over $500 million in revenues by 1999. From 1976 to 1986, he held various marketing and management positions with Unisys Corporation, a worldwide IT company. Mr. Trivedi holds a bachelor’s and a master’s degree in physics from Delhi University and a master’s degree in business administration from Ohio University.

Mr. Trivedi has more than 30 years of business experience and founded the Company. He is a pioneer whose vision helped guide the development and execution of the Company’s worldwide strategy. This, combined with Mr. Trivedi’s experience as a public company director, led the Board to conclude that Mr. Trivedi should serve as a director of the Company.

William G. Parrett, age 69, has served as a member of our Board since March 2013. Mr. Parrett served as the Chief Executive Officer of Deloitte Touche Tohmatsu from 2003 to 2007 and as Managing Partner of Deloitte & Touche USA LLP from 1999 to 2007 until he retired. Mr. Parrett served in several capacities at Deloitte since 1967. Mr. Parrett currently serves on the board of directors of The Blackstone Group L.P. (NYSE: BX) (2007 to present) as Chairman of both the Audit Committee and Conflicts Committee, Thermo Fisher Scientific Inc. (NYSE: TMO) (2008 to present), UBS AG (NYSE: UBS) (2008 to present) as Chairman of the Audit Committee since 2009 and as a member of the Corporate Responsibility Committee since 2012 and the Eastman Kodak Company (NYSE: KODK) (2007 to present) as Chairman of the Audit and Finance Committee. Mr. Parrett has a bachelor’s degree in accounting from St. Francis College and is a certified public accountant.

Mr. Parrett has extensive experience in corporate finance, strategic planning and management of international operations, and is highly skilled in the fields of auditing, accounting, internal controls and risk management. Mr. Parrett also has significant knowledge in the areas of executive compensation and corporate governance. This, combined with Mr. Parrett’s significant experience as a public company director, led the Board to conclude that Mr. Parrett should serve as a director of the Company.

Ashok Vemuri, age 46, has served as our President and Chief Executive Officer and a member of our Board since September 2013. Prior to joining us, Mr. Vemuri served as Head of Americas and Global Head of Manufacturing and Engineering Services of Infosys Limited, or Infosys, from 1999 to 2013, and as a member of the board of directors of Infosys (NYSE: INFY) from June 2011 to September 2013. Prior to joining Infosys in 1999, he worked in the investment banking industry at Deutsche Bank from 1992 to 1995 and Bank of America from 1995 to 1999. Mr. Vemuri holds a bachelor’s degree with honors in physics from St. Stephen’s College, Delhi, and a master’s degree in Business Management from the Indian Institute of Management, Ahmedabad.

Mr. Vemuri has extensive experience in the technology and banking industries. Mr. Vemuri is also an internationally recognized business and global sourcing leader. This, combined with Mr. Vemuri’s experience as a public company director, led the Board to conclude that Mr. Vemuri should serve as a director of the Company.

Class C Directors Whose Three Year Terms Expire in 2017

Sunil Wadhwani, age 62, is a Co-Founder of the Company, and has served as Co-Chairman of our board since 1996 and a member of our board since 1986. Mr. Wadhwani previously served as Chief Executive Officer of the Company from 1996 to 2008. He is also a Co-Founder and Co-Chairman of the Board of Directors of Mastech (NYSE: MHH) (2008 to present). Under his leadership, the Company began its operations in 1986 and grew to over $500 million in revenues by 1999. Mr. Wadhwani has a Master’s degree in Management from Carnegie Mellon University and a bachelor’s degree in engineering from the Indian Institute of Technology.

Mr. Wadhwani has more than 30 years of business experience and founded the Company. He is a pioneer whose vision helped guide the development and execution of the Company’s worldwide strategy. This, combined with Mr. Wadhwani’s experience as a public company director, led the Board to conclude that Mr. Wadhwani should serve as a director of the Company.

Göran Lindahl, age 69, has served as a member of our Board since 2006. Mr. Lindahl served as the President and Chief Executive Officer of the global technology and engineering group ABB Ltd., or ABB, from 1997 to 2000, and spent more than 30 years in various positions within the ABB group. Mr. Lindahl is currently the Chairman of IKEA GreenTech AB (2007 to present) and LivSafe Group (2005 to present), and serves on the board of directors of INGKA Holding BV (IKEA) (2001 to present). Mr. Lindahl previously served on the board of directors of Saab AB (NASDAQ OMX: SAAB) (1991 to 1997), Atlas Copco AB (NASDAQ OMX: ATLKY) (1994 to 1997), Ericsson AB (NASDAQ OMX: ERIC) (1999 to 2002), E.I. du Pont de Nemours and Company (NYSE: DD) (1999 to 2004), and the Sony Corporation (NYSE: SNE) (2001 to 2007), among other public companies. Mr. Lindahl also served as a Special Advisor to former Secretary-General of the United Nations, Mr. Kofi Annan, and earned a Master’s degree in Electrical Engineering from Chalmers University of Technology in Gothenburg, Sweden.

Mr. Lindahl has extensive experience in strategic planning and management of international operations, including in the global technology and engineering space, as well as broad networks throughout the world. In addition, Mr. Lindahl has significant experience with different business units, which include marketing, research and development, production and operations. This, combined with Mr. Lindahl’s significant experience as a public and private company director, led the Board to conclude that Mr. Lindahl should serve as a director of the Company.

Viscaria Appointee

Salim Nathoo, age 44, has served as a member of our Board since February 2011, pursuant to the terms of the Investor Rights Agreement, by Viscaria, and is not included in a class of the Board. Mr. Nathoo has been a Partner at Apax Partners LLP, or Apax Partners, since 2004 and Co-Head of the Global Telecom and Technology team since 2010. Mr. Nathoo has also served in several capacities since joining Apax Partners in 1999. Apax Partners is a global partnership focused on long-term investment in growth companies. Prior to joining Apax Partners, Mr. Nathoo worked at McKinsey & Company, a global management consulting firm, from 1993 to 1995 and 1997 to 1999, where he mainly served clients in the telecom industry. He has also held sales and marketing and technical positions at NYNEX Cablecoms Limited from 1995 to 1996 and IBM Corporation from 1989 to 1990, respectively. Mr. Nathoo currently serves on the board of directors of Global Logic Inc. (2013 to present), Orange Communications SA (2012 to present) and Sophos Limited (2010 to present). He previously served on the board of directors of Smart Technologies Inc. (NASDAQ: SMT) (2007 to January 2013). Mr. Nathoo holds a Master’s of Business Administration (with distinction) from INSEAD and a master’s degree in Mathematics from St. John’s College, Cambridge University, where he was a scholar.

Mr. Nathoo has more than 20 years of experience in investing and consulting in the telecom and technology industries. In addition, Mr. Nathoo has significant experience as a private and public company director. Notwithstanding Mr. Nathoo’s appointment to our Board by Viscaria pursuant to the Investor Rights Agreement, the Board concluded that Mr. Nathoo should serve as a director of the Company given his significant experience in our industry and the valuable contributions that he can provide to the Company.

EXECUTIVE OFFICERS AND KEY EMPLOYEES

Set forth below is information concerning the current executive officers and information concerning certain key employees who were named executive officers in 2014. To our knowledge, there are no family relationships between any director or executive officer and any other director or executive officer of the Company. Executive officers serve at the discretion of the Board. Mr. Vemuri is the only executive officer who also serves as a Director.

Executive Officers

Ashok Vemuri, age 46, has served as our President and Chief Executive Officer and a member of our Board since September 2013. See “Class B Directors Whose Three Year Terms Expire in 2016” for more information regarding Mr. Vemuri’s background.

Sujit Sircar, age 46, has been our Executive Vice-President since April 2012 and Chief Financial Officer since August 2008. Mr. Sircar has served on the board of directors of IGATE Global Solutions Limited, or IGS, a subsidiary of the Company, since January 2010. Prior to being appointed to the board, Mr. Sircar served as Senior Vice President – Finance for IGS from April 2008 to March 2012 and as Vice President – Finance from May 2005 to March 2008. Mr. Sircar joined IGS in April 1998 as Senior Manager – Finance and was promoted to Financial Controller in April 2001 where he served until May 2005. Mr. Sircar has extensive experience in corporate finance, treasury management, domestic and international taxation, and accounting and business laws. He started his career with Wipro Limited, a provider of integrated business, technology, consulting, testing and process solutions and was instrumental in setting up the finance processes for its joint venture with British Telecom. During his five year service with Wipro Limited, he handled various job responsibilities and was the Finance Head for various divisions of the company. Mr. Sircar is a Chartered Accountant by training and is a Fellow Member of the Institute of Chartered Accountants of India. He holds a Bachelor’s degree in Commerce from St. Xavier’s College, Calcutta.

Srinivas Kandula, age 52, is our Executive Vice-President and Chief People Officer. Mr. Kandula joined IGATE in January 2007. Prior to joining IGATE, Mr. Kandula served at Sasken Communication Technologies Ltd., an embedded communications solutions company, as Director (Human Resources) from December 2004 to December 2006 and prior to that as Chief Corporate Human Resources Manager at Power Grid Corporation, India’s state-owned transmission network provider of electricity from November 1991 to November 2004. He has a Doctorate degree in Strategic Human Resource Management from the XLRI School of Business and Human Resources and a Master’s degree in Human Resource Management from Andhra University. He has also published over sixty papers and eight books in the area of human resource management, organizational behavior and organization development. He is a member of various human resources professional bodies and an active contributor of professional content and knowledge.

Key Employees

Derek Kemp, age 54, is our Executive Vice-President and Global Head of Strategic Deals. In March 2008, Mr. Kemp joined Patni, which was acquired by IGATE in May 2011, and has 32 years of experience in areas including consulting, systems integration and strategic outsourcing. During his career, he has operated globally in a variety of market sectors, both public and private, and has led teams providing solutions and services to respond to significant change driven by regulatory reform, market liberalization and market disruption. Prior to joining IGATE, Mr. Kemp was the Managing Director of Polestar Applied Solutions, a provider of outsourcing services to the Print & Media sector. Earlier, he was Practice Head for Financial Services and Media at Charter, a consulting firm located in the United Kingdom, or UK. Prior to that he spent 17 years working with Logica where he was a member of the UK board. During his time at Logica, Mr. Kemp led teams in the Energy & Utilities, Telecommunications and Financial Services sectors, both in the UK and overseas. Mr. Kemp also brings significant experience of Mergers & Acquisitions. Mr. Kemp holds a Bachelor’s degree in Mathematical Sciences from the Robert Gordon University, Scotland.

Sanjay Tugnait, age 48, is our Executive Vice-President and Head of Banking & Financial Services North America. He joined IGATE in July 2012. He is responsible for driving profitable growth in our North American market, by adding new clients and growing existing client relationships. Prior to joining IGATE, Mr. Tugnait was the Managing Partner of Accenture’s Financial Services (FS) practice in India from July 2008 to June 2012. He started the FS India practice focused on Indian and global Financial Institutions and managed a profitable P&L. Prior to his India tenure, Mr. Tugnait was a Partner in Accenture’s North America practice from October 2005 to July 2012. During his seven-year tenure at Accenture, Mr. Tugnait was a member of the Global Chief Executive Officer Advisory Council. Prior to Accenture, Mr. Tugnait was responsible for establishing Satyam’s outsourcing business in the Americas and he was the Principal Partner at IBM/PWC, where he helped build and grow its Consulting and Technology practice. He is an active board member of Save The Children, India and is also affiliated with the Investment Advisory Board, Mississauga and was on the Marketing Advisory Board of Rotman Business School. Mr. Tugnait has an MBA from the London University.

BOARD COMMITTEES AND LEADERSHIP

We have three (3) standing committees: an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. Each of these committees has a written charter approved by the Board. A copy of each charter can be found on our website at http://ir.igate.com/investors/corporate-governance.cfm.

The Board has determined that all directors, other than Messrs. Wadhwani, Trivedi and Vemuri, are independent under both the independence criteria for directors established by NASDAQ and the independence criteria adopted by the Board. The independence criteria adopted by the Board are set forth in the Board’s Corporate Governance Guidelines, which are available on our website at http://ir.igate.com/investors/corporate-governance.cfm.

The Board has also determined that the Chairs and all members of each of the standing committees referenced above are independent under applicable NASDAQ and SEC rules for committee memberships. The independent directors meet regularly without management present.

Audit Committee

The Board has an Audit Committee currently consisting of Messrs. McGuinn, Lindahl, Seligman and Dunbar and chaired by Mr. McGuinn. Each member of this committee is an independent director under the criteria adopted by the Board and under applicable NASDAQ and SEC rules for committee memberships. The Board has determined that Mr. McGuinn is an “audit committee financial expert” as defined in the applicable SEC rules. The Audit Committee’s duties include selecting the independent accountants to audit the Company’s financial statements, reviewing the scope and results of the independent auditors’ activities and the fees proposed and charged for such activities, reviewing the adequacy of internal controls, reviewing the scope and results of internal audit activities, and reporting the results of the committee’s activities to the full Board. Our Audit Committee also reviews and approves certain related-party transactions as required by the rules of NASDAQ.

Compensation Committee

The Board has a Compensation Committee currently consisting of Messrs. Dunbar, McGuinn, Nathoo and Parrett and chaired by Mr. Dunbar. Each member of this committee is an independent director as determined under applicable NASDAQ listing standards, an “outside director” as defined in section 162(m) of the Internal Revenue Code and a “non-employee director” as defined in Rule 16b-3 under the Exchange Act. The Compensation Committee is responsible for reviewing and approving matters involving the compensation of directors and named executive officers of the Company, periodically reviewing management development plans, administering the incentive compensation plans and making recommendations to the full Board on these matters.

For a discussion of the Compensation Committee’s processes and procedures for the consideration and determination of executive and director compensation, the scope of the Compensation Committee’s authority, the extent to which the Compensation Committee may delegate authority to our President and Chief Executive Officer, the role of executive officers in determining or recommending the amount or form of executive and director compensation, and the engagement of compensation consultants, please refer to Item 11 of this Amendment.

Nominating and Corporate Governance Committee

The Board has a Nominating and Corporate Governance Committee currently consisting of Messrs. Lindahl, Seligman, Nathoo and Parrett and chaired by Mr. Lindahl. All members of the Nominating and Corporate Governance Committee are independent directors under applicable NASDAQ listing standards. The Nominating and Corporate Governance Committee is responsible for recommending to the full Board candidates for election to the Board and for overseeing and making recommendations to the Board on all corporate governance matters. The Nominating and Corporate Governance Committee will consider director candidates proposed by shareholders. Our Third Amended and Restated Articles of Incorporation address the proper submission of a person to be nominated and set forth the proper form for a notice of nomination. No material changes have been implemented to the procedures by which shareholders may recommend nominees to our Board since the date of our last disclosure.

Corporate Governance Guidelines and Code of Conduct

The Board has adopted a set of Corporate Governance Guidelines, and the Nominating and Corporate Governance Committee is responsible for overseeing these guidelines and reporting and making recommendations to the Board concerning corporate governance matters. The Corporate Governance Guidelines are posted on our web site at http://ir.igate.com/investors/corporate-governance.cfm.

The Board has adopted a Code of Conduct, which serves as our code of ethics applicable to all employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, and any other persons performing similar functions, as well as to the independent directors with regard to their Company-related activities. The Code of Conduct is posted on our website at http://ir.igate.com/investors/corporate-governance.cfm. We intend to disclose any changes in or waivers from our Code of Conduct by posting such information on our website or by filing a Form 8-K.

Board Leadership Structure

Our policy as to whether the same person should serve as both the Chief Executive Officer and Chairman is based on the practice that best serves the Company’s needs at any particular time. The Board believes that its current leadership structure, with Messrs. Wadhwani and Trivedi serving as Co-Chairmen and Mr. Vemuri serving as the President and Chief Executive Officer, best serves the objectives of the Board’s oversight of management, the ability of the Board to carry out its roles and responsibilities on behalf of the shareholders, and our overall corporate governance. The Board periodically reviews the leadership structure and may make changes in the future.

The Role of the Board in Risk Oversight

In its oversight role, the Board annually reviews the Company’s strategic plan, which addresses, among other things, the risks and opportunities facing the Company. The Board also has overall responsibility for executive officer succession planning and reviews succession plans each year. The Board has delegated certain risk management responsibility to the Board committees. As part of the responsibilities set forth in its charter, the Audit Committee is responsible for discussing with management the Company’s major financial risk exposures and the steps management has taken to monitor and control those exposures, including the Company’s risk assessment and risk management policies. In this regard, the Company’s Chief Financial Officer prepares annually a comprehensive risk assessment report and reviews that report with the Audit Committee each year. This report identifies the material business risks (including strategic, operational, financial reporting and compliance risks) for the Company as a whole, as well as for each business unit and corporate common services, and identifies the controls that respond to and mitigate those risks. The Company’s management regularly evaluates these controls, and the Chief Financial Officer periodically reports to the Audit Committee regarding their design and effectiveness. The Audit Committee also receives periodic reports directly from the internal auditors of the Company and updates from the Corporate Secretary on the Company’s corporate governance compliance at each of its meetings. While the Audit Committee has primary responsibility for overseeing enterprise risk management, each of the other Board committees also considers risk within its area of responsibility. The Nominating and Corporate Governance Committee reviews legal and regulatory compliance risks as they relate to corporate governance structure and processes, and the Compensation Committee reviews risks related to compensation matters. Each of these committees regularly report to the full Board.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act, requires the Company’s directors, executive officers and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and change in ownership with the SEC. Directors, executive officers and other 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such reports and amendments thereto provided to the Company, and written representations and information provided to the Company by the reporting persons, we believe that during 2014, all of our directors, executive officers and other 10% shareholders complied with the applicable filing requirements under Section 16(a) on a timely basis, except that a Form 4 was filed late on behalf of Prashanth Idgunji in connection with the a sale of common stock by Mr. Idgunji on June 18, 2014.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

The following compensation discussion and analysis summarizes our philosophy and objectives regarding the compensation of our named executive officers, including how the Company determines elements and amounts of executive compensation. The following discussion and analysis should be read in conjunction with the tabular disclosures regarding the compensation of named executive officers in fiscal year 2014 and the report of the Compensation Committee of the Board, which immediately follow below. Our named executive officers consist of our Chief Executive Officer, our Chief Financial Officer, our Chief People Officer and our three other most highly compensated executive officers. For fiscal year 2014, our named executive officers were: Ashok Vemuri – President and Chief Executive Officer; Sujit Sircar – Chief Financial Officer; and Srinivas Kandula – Executive Vice President and the Chief People Officer.

Compensation Philosophy

The Compensation Committee has adopted a compensation philosophy with respect to the named executive officers that is intended to align compensation with the Company’s overall business strategy. Our goal for our executive compensation program is to attract, motivate and retain a talented, entrepreneurial and creative team of executives who will provide leadership for the Company’s success in competitive markets. We seek to accomplish this goal in a way that rewards both Company and individual performance and is linked to its shareholders’ long-term interests. Specific objectives are:

•	To compensate executives in a manner that aligns their interests with the interests of the shareholders;

•	To reward executives for successful long-term strategic management;

•	To recognize outstanding individual performance; and

•	To attract and retain highly qualified and motivated executives.

The strategy established by the Compensation Committee with respect to executive compensation is to provide a comprehensive compensation package using a combination of base salary, cash bonus and stock-based awards that will allow our executives to potentially earn compensation amounts in excess of competitive industry compensation; provided that certain subjective and objective performance criteria for the Company are achieved.

Compensation Committee Roles and Responsibilities

The Compensation Committee is responsible for reviewing and approving matters involving the compensation of our non-employee directors and named executive officers, periodically reviewing management development plans and making recommendations to the full Board on these matters as well as matters involving the Company’s 2006 Stock Incentive Plan, as amended, or the 2006 Plan. The Compensation Committee approves the grant of equity-based awards under the 2006 Plan, including stock options, performance share units, or performance shares, and restricted stock awards, to the named executive officers.

It is the role of the Compensation Committee to ensure that the total compensation paid to the named executive officers is fair, reasonable and competitive. The Compensation Committee is composed entirely of independent non-employee directors.

Members of the Executive Council of the Company assisted the Compensation Committee in its annual risk-related review of compensation and benefit programs affecting employees, including our named executive officers. The Compensation Committee and the Executive Council considered the structure of our compensation plans, including the combination of short and long-term programs, the structure of those programs, possible compensation-based risks and means by which any potential risks may be mitigated, including through the operation of internal control structure and oversight. The Compensation Committee and the Executive Council have also determined that our compensation programs do not encourage excessive risk-taking, and instead encourage behaviors that support sustainable value creation. Based on their review, the Compensation Committee and the Executive Council have determined that our compensation policies and practices for our employees are not reasonably likely to have a material adverse effect on the Company. In addition, the full Board considers strategic risks and opportunities of the Company, and regularly receives detailed reports from the committees regarding risk oversight in their areas of responsibility.

Compensation Committee Interlocks and Insider Participation

As of December 31, 2014, the Compensation Committee consisted of Messrs. Dunbar, McGuinn, Nathoo and Parrett. During 2014 and as of the date of this Amendment, no member of our Compensation Committee has ever been an executive officer or employee of ours and no executive officer of the Company currently serves, or has served during the last completed year, on the Board, Compensation Committee or other committee serving an equivalent function, of any other entity that has one or more officers serving as a member of our Board or Compensation Committee.

Roles of Compensation Consultants and Executive Officers

The Compensation Committee has the authority to engage the services of outside consultants to assist in making decisions regarding the establishment of our compensation programs and philosophy. In 2014, the Compensation Committee retained Aon Hewitt, an independent compensation consultant that does not otherwise perform work for the Company, to act as an independent advisor reporting directly to the Compensation Committee with regard to certain compensation decisions, as discussed further below. Management interaction with Aon Hewitt was generally limited to inclusion in Aon Hewitt presentations to the Compensation Committee and the Compensation Committee’s communication of information to Aon Hewitt of information provided by management. The Compensation Committee retained the sole authority to determine the terms of Aon Hewitt’s retention and services provided.

Under their engagement, Aon Hewitt provided that Compensation Committee with a report providing comparative information on base salary determinations and the design and documentation of long-term incentive programs, based on market peer group data. Although the Compensation Committee does not “benchmark” compensation, it has selected an appropriate peer group for assessing comparative compensation levels within our industry. In 2014, the Compensation Committee, with input from Aon Hewitt, chose the market peer group for 2014 comparative purposes by including companies in a similar industry as us, with operations in and outside of India, and of comparable ownership structure and size as measured through annual revenue, employee headcount and market capitalization. In 2014, the Compensation Committee limited its peer group review solely to the compensation of our Chief Executive Officer, and Aon Hewitt established a peer group for solely this purpose. The peer group for our 2014 compensation review was composed of the following companies:

Ciber Inc.
Cognizant Technology Solutions
CSG Systems International Inc.
ExlService Holdings Inc.
Genpact Ltd.
Lionbridge Technologies Inc.
Maximus Inc.
Sapient Corp.
Sykes Enterprises Inc.
Syntel Inc.
Teletech Holdings Inc.

In making compensation decisions, the Compensation Committee also consults with the Chief Executive Officer in making its base salary and bonus determinations for the named executive officers, other than the Chief Executive Officer. No other executive officers consult with the Compensation Committee or otherwise provide compensation recommendations.

The Compensation Committee has concluded that Aon Hewitt’s work for us does not raise any conflict of interest. The Compensation Committee has also considered the independence of Aon Hewitt. Because of policies and procedures Aon Hewitt and the Compensation Committee have in place, the Compensation Committee is confident that the advice it receives from executive compensation consultants at Aon Hewitt is objective and not influenced by Aon Hewitt’s or its affiliates’ relationships with the Company or its officers. These policies and procedures include the following:

•	Aon Hewitt is a division of Aon Corporation and neither Aon Corporation nor its other subsidiaries or divisions perform any other services for the Company;

•	Aon Hewitt’s executive compensation advisory group has a number of independence safeguards in place with respect to providing objective advice and maintaining independence, including:

•	Strong confidentiality requirements coupled with a Code of Conduct that effectively deter behavior by the consultant that is contrary to the compensation consulting assignment;

•	A strict policy against investing in client organizations by executive compensation consultants;

•	Clearly defined engagements with compensation committees that are separate from any other services provided to a company, if any;

•	Formal segregation of executive compensation services into a separate business unit with a separate incentive system based only on the results of the executive compensation business;

•	No financial incentives for cross-selling of services;

•	No offers of more favorable terms for organizations that retain Aon Hewitt for additional services; and

•	Consulting work limited to boards, compensation committees, and management, with no representation of individual executives in any capacity.

•	The consultants working with the Compensation Committee have no business or personal relationship with any member of the Compensation Committee or Board;

•	The consultants working with the Compensation Committee have no business or personal relationship with any named executive officers; and

•	The compensation consultants working with the Compensation Committee do not own IGATE stock.

•	The consultants have direct access to the Compensation Committee without management intervention;

•	The Compensation Committee has the sole authority to retain and terminate Aon Hewitt; and

•	The Compensation Committee evaluates the quality and objectivity of the services provided by Aon Hewitt each year and determines whether to continue to retain Aon Hewitt.

In 2014, Aon Hewitt was paid $40,056, or 0.0003% of Aon Corporation’s annual revenue of approximately $12B, for the services it provided to the Compensation Committee which is not a material amount to Aon Hewitt and further aids in the Compensation Committee’s determination of Aon Hewitt’s independence.

Key Elements of and Factors Affecting Compensation

The Compensation Committee selects the following as the key elements of our compensation program, designed to reward performance in a simple and straightforward manner: (a) base salaries; (b) annual bonuses; and (c) equity compensation awarded under the 2006 Plan. The Compensation Committee chose these key elements to effectively link executive compensation to shareholder value. However, in 2014, the Compensation Committee chose not to issue any equity compensation awards to its named executive officers. There is no standard annual equity grant and the Compensation Committee determined that due to recent equity grants, as well as other compensatory adjustments made with respect to each of the named executive officers, that no grants were warranted for 2014.

While the elements of compensation are considered separately, the Compensation Committee also holistically considers and reviews the full compensation package afforded to each of the named executive officers, including insurance and any other individual fringe benefits. The Compensation Committee also determines all performance-based goals and objectives contained in employment agreements and equity-based award agreements. The Compensation Committee ultimately makes its compensation determinations after conducting an analysis of general market conditions, Company-specific business conditions, achievement of applicable performance targets or other formulas, and individual executive performance and contributions. We have entered into employment agreements with each of our named executive officers, typically through an operating subsidiary, which covers the key elements of our executive compensation package and provide for bonus opportunities and severance and termination benefits (for a discussion of material employment agreement terms, see narrative following 2014 Grants of Plan-Based Awards Table on page 17 below). The Company’s policies with respect to each of the key elements of its executive compensation packages are discussed below.

Base Salaries for Named Executive Officers

We provide our named executive officers with a base salary to provide them with a minimum guaranteed compensation level for their annual services, as is customary in attracting and retaining executives. The Compensation Committee generally determines an executive officer’s base salary by taking into consideration (a) the jurisdiction in which the executive officer is located, (b) the applicable cost of living, (c) the responsibilities of the position held by the officer, (d) the officer’s experience level and (e) the competitive marketplace for executive talent for such officer’s position. The base salary is intended to be competitive with base salaries paid in the marketplace to executive officers with comparable qualifications, experience and responsibility levels. The Compensation Committee believes that the base salaries of our named executive officers are in line with current marketplace levels.

In considering the named executive officers’ base salaries for fiscal year 2014, the Compensation Committee specifically reviewed the following:

•	The executive officer’s responsibilities and how successful the officer has been in fulfilling those responsibilities;

•	The industry-wide business environment within which the executive officer was carrying out those responsibilities;

•	The existence and amount of prior years’ salary increases;

•	Base salaries of comparable executive officers in our peer group, both in terms of responsibilities and compensation level;

•	Retention needs and succession planning; and

•	Salary increases to be given to other executive officers.

Based on the above factors, the Compensation Committee determines the appropriate base salary for the Chief Executive Officer. The Chief Executive Officer also reviews the above factors and submits base salary recommendations for each executive officer to the Compensation Committee for final review and approval. Based on this review process, on January 17, 2014, the Compensation Committee approved (i) an increase to Mr. Kandula’s base salary of 4,000,000 Indian Rupees, Rs., for 2014 from Rs.10,000,000 to Rs.14,000,000 and an increase in his target performance bonus for 2014 from Rs.5,000,000 to Rs.7,000,000 and (ii) an increase of Mr. Sircar’s annual base salary for 2014 from Rs. 12,000,000 to Rs. 16,650,000 and an increase in Mr. Sircar’s performance-based target bonus for 2014 from Rs. 7,200,000 to Rs. 8,350,000 with a maximum payout of 150% of the target.

In approving these changes to Mr. Kandula’s compensation, the Compensation Committee considered that Mr. Kandula had not received any increase in his base compensation in 2013 and also determined that with his increased role and responsibilities such an increase was warranted. With respect to Mr. Sircar’s increases, the Compensation Committee considered that Mr. Sircar had not received any increase in his base compensation in 2013 and also determined that his performance warranted such an increase.

No other revisions were made to the base salary of the other named executive officers in 2014.

Annual Bonuses for Named Executive Officers

In addition to a base salary, each executive officer is eligible to earn a performance-based annual cash bonus under the IGATE Corporation 2011 Annual Incentive Plan, or the 2011 Plan, which is a part of the 2006 Plan (described more fully below). The Compensation Committee has chosen to include a performance-based annual cash bonus as a material element in its compensation plan for the named executive officers in order to motivate individual and team performance in attaining our annual performance goals and business objectives, and to focus efforts on our short and long-term financial health and sustained economic growth.

The Compensation Committee believes that enhancing our long-term value requires increased revenue, non-GAAP adjusted EBITDA, or Adjusted EBITDA, and non-GAAP diluted earnings per share, or EPS, and thus determined to utilize those metrics as the performance criteria in setting the 2014 annual performance-based cash bonus objectives, along with individualized performance goals. Adjusted EBITDA and non-GAAP diluted EPS are not measures under U.S. generally accepted accounting principles, or GAAP. For information about how we calculate Adjusted EBITDA and non-GAAP diluted EPS, including a reconciliation with the most directly comparable GAAP measures, please refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, pages 37 – 65, of our 2014 Annual Report on Form 10-K as filed with the SEC on February 9, 2015.

The Compensation Committee approved our 2014 target bonus amounts, performance targets and weight accorded to specific categories for our executive officers (as further described below), which, taken together, determined the 2014 cash bonus for each of the named executive officers. Our Chief Executive Officer provided recommendations for the 2014 annual bonuses of our executive officers other than himself, which were considered by the Compensation Committee in its determinations. The performance-based bonus for our Chief Executive Officer was also based on the above metrics.

Mr. Vemuri was eligible to earn up to a maximum of 200% of his target bonus amount, and Messrs. Sircar and Kandula were eligible to earn up to a maximum of 150% of their target bonus amount. Annual bonus payouts were determined on a linear basis tied to levels of performance. The Compensation Committee also retained the discretion to award amounts in excess of the maximum, based upon Company performance and a qualitative assessment of individual performance. In 2014, the Company achieved 102% of the target revenue performance goal, 92% of the target Adjusted EBITDA goal, and 97% of the target Non-GAAP diluted EPS goal, for an overall 85% of Company target performance goal achievement. Based on this 2014 financial performance and assessment of qualitative factors, the Compensation Committee approved the following annual bonus payments to the named executive officers. A full discussion of our financial results can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Mr. Vemuri’s Performance Bonus

At the start of 2014, the Compensation Committee determined the Mr. Vemuri’s performance bonus was to be based on a target bonus amount of $500,000 (10% of which was based on the Compensation Committee’s qualitative determination of Company strategic goals) based on satisfaction of performance goals related to Revenue, Adjusted EBITDA, and Non-GAAP EPS, and a small portion of the bonus payable to Mr. Vemuri is based on the Compensation Committee’s subjective evaluation of Mr. Vemuri’s performance for the given year, taking into account the Company’s progress with respect to strategic goals. Based on Mr. Vemuri’s performance against the preset quantitative goals, he was eligible to earn from 0% to 180% of his target (with a target of 90%) as set forth in the table below.

Components	Weight (%)	Minimum	Target	Maximum
Revenue ($m)	50%	1,197	1,243	1,312
Adjusted EBITDA ($m)*	20%	297	307	331
Normalized non GAAP EPS*	20%	1.95	2.05	2.25

*	Determined without giving effect to a $4 million dollar non-recurring charge which the Company paid in 2014.

The Minimum goals selected by the Compensation Committee represented a 3% to 4% growth over the Company’s results for the last calendar year, while the Maximum goals represented growth of at least 14% over the Company’s results for the last calendar year.

No bonus would be payable with respect to a component of the performance bonus if the Company’s performance against such goal was at or lower than the Minimum applicable goal. Also, if the Company’s performance with respect to a component would fall between Minimum and Target or between Target and Maximum, the amount of the bonus payable would be appropriately interpolated to determine the bonus amount for such component.

Performance Against 2014 Target
Parameters	Weight (%)	Achievement	Percentage achievement against Target	Total Performance Bonus earned (in thousands)($)
Revenue ($m)	50%	1,268	137%	342.5
Adjusted EBITDA ($m)*	20%	281	0%	0
Normalized non GAAP EPS*	20%	1.99	40%	40

			85%	382.5

*	Determined without giving effect to a $4 million dollar non-recurring charge which the Company paid in 2014.

In addition to the performance bonus, Mr. Vemuri was entitled to receive 10% of his target bonus (or $50,000 at target level) based upon the Compensation Committee’s subjective determination of his individual performance. In awarding this portion of the annual bonus, the Compensation Committee considered Mr. Vemuri’s performance in assisting in the reorganization of the Company and sales initiatives through the Compensation Committee’s subjective determination of his performance. Accordingly, in the Compensation Committee’s subjective assessment of his performance, Mr. Vemuri was awarded an additional $32,500 in annual bonus based on his individual performance, as set forth in the below chart.

Performance Against 2014 Target
Parameters	Weight (%)	Achievement	Percentage achievement against Target	Total Discretionary Bonus earned (in thousands)($)
Subjective Assessment of Individual Goals	10%		65%	32.5

On January 19, 2015, in the process of conducting the annual review of Mr. Vemuri’s compensation, the Compensation Committee determined that Mr. Vemuri’s annual target bonus would be increased to $700,000 effective September 1, 2014 and for the year 2015. The Compensation Committee determined that while Mr. Vemuri’s base salary was in line with market, his target incentive compensation potential was under market. The Compensation Committee also believes that increasing target incentive compensation, which only rewards Mr. Vemuri if he performs up to or surpasses the Compensation Committee’s expectations, is in keeping with the Company’s pay for performance compensation philosophy.

When the Compensation Committee made this determination of increase, it determined whatever annual performance bonus Mr. Vemuri was entitled for 2015, Mr. Vemuri’s total bonus would be determined as if this increase in target bonus had occurred on September 1, 2014. Accordingly, the Compensation Committee awarded Mr. Vemuri an additional bonus of $47,000, which would be considered discretionary, even though it was calculated by reference to his achievement against the targets set forth above.

Annual Bonuses for Messrs. Sircar and Kandula

For Messrs. Sircar and Kandula, performance-based annual cash bonus opportunities were based 50% percent on specific, measurable Company performance objectives and 50% percent on the Committee’s discretionary appraisal of such executive’s achievement of individual performance objectives. The Company performance objectives for Messrs. Sircar and Kandula were the same as with respect to Mr. Vemuri’s bonus. Accordingly, each of Messrs. Sircar and Kandula achieved 85% of target corporate performance, which resulted in performance-based bonus payable to each of Messrs. Sircar and Kandula in the following amounts:

Performance Against 2014 Target
Parameters	Weight (%)	Achievement	Percentage achievement against Target	Total Bonus earned by Mr. Sircar (in thousands)($)	Total Bonus earned by Mr. Kandula (in thousands)($)
Revenue ($m)	50%	1,268	137%	44,728	37,497
Adjusted EBITDA ($m)*	20%	281	0%	0	0
Normalized non GAAP EPS*	20%	1.99	40%	5,241	4,393

			85%	49,969	41,890

*	Determined without giving effect to a $4 million dollar non-recurring charge which the Company paid in 2014.

The remaining 10% of this component was based upon the Compensation Committee’s subjective determination of the Executive’s individual performance toward Company strategic goals. In awarding this portion of the annual bonus, the Compensation Committee considered the performance of Messrs. Sircar and Kandula in assisting in the reorganization of the Company and sales initiatives through the Compensation Committee’s subjective determination of such executive’s performance. Accordingly, in the Compensation Committee’s subjective assessment of the performance of Messrs. Sircar and Kandula in respect of these corporate goals, Messrs. Sircar and Kandula were awarded an additional $4,258 and $3,570, respectively in annual bonus, as set forth in the below chart.

	Performance Against 2014 Target
Parameters	Weight (%)	Achievement	Percentage achievement against Target	Total Discretionary Bonus earned by Mr. Sircar ($)	Total Discretionary Bonus earned by Mr. Kandula ($)
Subjective Assessment of Individual Corporate Goals	10%		65%	4,258	3,570

With respect to the other portion of the annual bonus for Messrs. Sircar and Kandula the Committee subjectively assessed the individual performance of each executive during 2014.

With respect to Mr. Sircar, the Committee focused on Mr. Sircar’s performance in the following areas: increased visibility with the investor market, refinancing of debt obligations, cash repatriation initiatives, corporate initiatives, enhancement of the Company’s physical infrastructure, treasury income, effective tax rate and capital restructuring in various areas and management of the Company’s financial metrics. Although there were no pre-set quantitative objectives set in these areas, these were the areas the Committee focused on in subjectively determining Mr. Sircar’s individual performance. The Committee determined that Mr. Sircar’s individual performance exceeded the Committee’s expectations and awarded him a subjective component of his annual bonus of $89,656 based on the Committee’s determination that he performed at 137% of target.

With respect to Mr. Kandula, the Committee focused on Mr. Kandula’s performance in the following areas: resource fulfillment, leadership development, new performance policies and implementation thereof, and launch and implementation of various human resources programs and training modules. Although there were no pre-set quantitative objectives set in these areas, these were the areas the Committee focused on in subjectively determining Mr. Kandula’s individual performance. The Committee determined that Mr. Kandula’s individual performance exceeded the Committee’s expectations and awarded him a subjective component of his annual bonus of $69,866 based on the Committee’s determination that he performed at 127% of target.

See below chart showing the Company’s attainment of pre-set performance goals and the Committee’s subjective determination of the individual performance of Messrs. Sircar and Kandula during 2014 and the impact on their 2014 annual bonus:

	2014 Target Bonus Amount	2014 Bonus Paid
Sujit Sircar (1)	$131,017	$143,883
Srinivas Kandula (1)	$109,834	$115,326

(1)	This chart uses the average currency conversion rate to convert Indian Rupees to U.S. Dollars for December 2014 of 63.73 for Messrs. Sircar and Kandula.

Annual Bonus for 2015

The actual annual bonus payable to Mr. Vemuri for 2015 will be based upon the Company’s achievement of certain revenue, non-GAAP earnings before interest, taxes, depreciation and amortization (EBITDA) margin and such other individual goals or targets set by the Committee, and will range from 0% to 200% of the performance-based compensation target. As with 2014, any performance bonuses payable to Messrs. Sircar and Kandula for 2015 will be based 50% on specific, measurable Company performance objectives and 50% based on the Committee’s discretionary evaluation of their individual performance. The performance bonus payable to Mr. Vemuri will be based 66.66% on specific, measurable Company performance objectives and 33.33% based on the Committee’s discretionary evaluation of his individual performance. With respect to the bonus related to the specific performance goals, any performance that is between the levels of such goal(s), the executive will receive a bonus that is appropriately pro-rated between such target amounts.

Special Retention Bonuses

The Compensation Committee granted special retention bonuses to Messrs. Sircar and Kandula, which provided that the recipient would receive a retention bonus in the amount of $150,000 on June 30, 2014 and $100,000 on December 31, 2014, if such named executive officer was employed by the Company on each such payment date. The Compensation Committee granted these bonuses to ensure the retention of our executives while the company reorganized its management positions, because the Company could not afford to lose its most experienced personnel during such a period of transition. Each of these officers remained employed on the two applicable dates and accordingly, each of Messrs. Sircar and Kandula receive a retention bonus of $250,000 in this fiscal year.

Equity Compensation for Named Executive Officers

Stock Incentive Plan

Our 2006 Plan provides for the grant of stock options, stock appreciation rights, restricted or unrestricted stock awards and “performance share” restricted stock unit awards. The Compensation Committee historically has chosen to grant stock options, performance shares and restricted stock to the named executive officers under the 2006 Plan. As of December 31, 2014, there were 5,199,371 shares of common stock available for issuance under the 2006 Plan.

The objective of the 2006 Plan is to advance the long-term interests of the Company and its shareholders by providing incentives to employees tied to the Company’s equity performance. These awards reward executives for the creation of shareholder value and attainment of long-term performance goals. Stock incentive awards under the 2006 Plan generally provide value to participants only if the price of the Company’s stock appreciates or other specific performance goals, such as an increase in revenue, are met, thereby directly linking the interests of plan participants with those of our shareholders. Equity awards also promote equity ownership by our named executive officers, encouraging a long-term view of performance.

The Compensation Committee subjectively considers a number of factors in determining the size and type of awards granted to a named executive officer, including (a) the number of years the officer has served the Company, (b) the number of shares subject to and type of awards that the officer has previously been awarded, (c) the estimated value of the officer’s outstanding awards, (d) the officer’s present salary, (e) the officer’s role in the Company, (f) the responsibilities and business impact of the officer’s position, (g) retention needs, (h) industry-wide competition for executive talent for such officer’s position, (i) the officer’s success or failure in fulfilling his or her roles and responsibilities in the Company, and (j) generally comparable positions and peer companies with respect to compensation levels with regard to peer group companies. The Committee uses these factors to evaluate the performance level of a particular officer on an individualized basis and does not use standardized formulas or weighting in this determination.

As stated above, in fiscal 2014, we did not make any grants of awards to any of our named executive officers.

Other Considerations

Consideration of Say-On-Pay Advisory Vote

At our 2014 annual meeting of stockholders, approximately 84% of our shareholders who voted on the “say-on-pay” advisory proposal approved the compensation we pay to our named executive officers. The Compensation Committee considered the result of this vote in determining our compensation policies and decisions and believes that the overwhelming approval received in the shareholder vote strongly supports our current compensation philosophy. Therefore, we have not modified our general compensation practices or philosophy in any manner as a result of the 2014 stockholder advisory vote.

Change of Control, Retention and Severance Benefits

As further discussed in “Narrative to Summary Compensation Table and Grant of Plan-Based Awards Table” below, each of the named executive officers has an employment agreement. Pursuant to these agreements, each executive’s employment may be terminated by the Company (with or without cause) or by the executive for any reason. For purposes of Mr. Vemuri’s employment agreement, “cause” for this purpose generally is defined as the executive’s commission of a crime involving moral turpitude, theft, fraud or deceit, conduct that has or is likely to have an adverse effect on the Company’s reputation, substantial or continued unwillingness to perform his duties as reasonably directed, gross negligence or deliberate misconduct, or any material breach of his obligations under the employment agreement or applicable restrictive covenants. Upon a termination of employment by the Company, with respect to Messrs. Sircar and Kandula, or by a termination of employment by the Company specifically without “cause” with respect to Mr. Vemuri, certain severance benefits become payable. Outstanding stock options and restricted stock issued pursuant to the 2006 Plan may under certain circumstances vest upon a “change of control” of the Company. Any awards of performance-based restricted stock units would vest at target upon a “change of control” of the Company, unless the performance goal applicable to such award would have been attained as of the date of the “change of control” at a level higher than target, in which case the performance-based restricted stock unit would vest at such level of the performance goal actually attained.

The estimated payments to be made by the Company to the named executive officers in the event that severance benefits become payable or upon a change of control that triggers acceleration are set forth in the Table entitled “Potential Payments Upon Termination or Change in Control” on pages 20 – 21 of this Amendment.

Retirement Benefits

Each of the named executive officers is entitled to participate in our tax-qualified defined contribution 401(k) plan on the same basis as all other eligible employees. Under the terms of the 401(k) plan, as prescribed by the Code, the 401(k) elective deferral of any participating employee is limited to a maximum percentage of annual pay or a maximum dollar amount ($17,500 for 2014, with an additional catch-up-contribution of $5,500 (as adjusted under the tax rules) for participants who are age 50 or older).

Perquisites

We do not have a formal program providing perquisites to our executive officers. The material perquisites received by the named executive officers are set forth in Note 3 of the Summary Compensation Table.

Stock Ownership and Retention Policy for Named Executive Officers and Non-Employee Directors

On November 4, 2014, the Compensation Committee approved and recommended to the Board for approval, and on November 26, 2014, the Board approved and adopted stock ownership and retention guidelines applicable to its named executive officers and outside directors. The Compensation Committee adopted this policy to assist its directors and officers to focus on the long-term success of the Company by requiring them to hold shares of the Company’s common stock over the long-term. The Chief Executive Officer ownership target is three times his base salary. The other named executive officers have ownership targets of two times their respective base salaries. The target for directors is five times such outside director’s annual retainer. Named executive officers and outside directors are expected to meet the applicable guidelines no more than five years after first becoming subject to it and are expected to continuously meet the guidelines once attained. Even though the guidelines were just established, all named executive officers and all non-employee directors, except for Mr. Vemuri, have already satisfied the applicable guidelines. We expect that Mr. Vemuri will satisfy the stock ownership guideline prior to November 26, 2019 (the applicable date on which his stock retention must meet the established threshold).

Until such time as a person reaches the ownership target, he or she will be required to hold 50% of the shares of common stock received from Company equity awards (net of any shares used to pay withholding taxes or any applicable exercise price).

Tax Deductibility of Compensation

Section 162(m) of the Internal Revenue Code of 1986, as amended, generally provides that the Company cannot deduct, for federal income tax purposes, compensation in excess of $1,000,000 for any given year paid to its chief executive officer and the other three most highly compensated named executive officers employed at the end of the year (other than its chief financial officer), except to the extent such excess constitutes performance-based compensation. In the course of structuring its compensation policies, the Compensation Committee considers ways to maintain the tax deductibility of named executive officer compensation; however, the Compensation Committee retains the discretion to compensate executives in a manner that it deems best suited to our compensation objectives and philosophy.

In general, the Compensation Committee’s standard policy is to structure compensation arrangements in a manner that will avoid the deduction limitations of Section 162(m), except where it determines that exceeding these limitations is in the best interests of the Company and its shareholders. The 2006 Plan has been structured with the intention that stock options and, generally, performance-based awards granted under the 2006 Plan qualify as “performance-based compensation” and are generally exempt from the limitations on deduction. However, non-performance based awards, such as any time-vested full value awards under the 2006 Plan, will not qualify as “performance-based” compensation for purposes of Section 162(m) and may not be deductible.

The following Compensation Committee Report shall not be deemed filed with the SEC. Notwithstanding anything to the contrary set forth in any of our previous filings made under the Securities Act of 1933, as amended, or under the Exchange Act, that might incorporate future filings made by the Company under those statutes, the Compensation Committee Report will not be incorporated by reference into any such prior filings or into any future filings made by the Company under those statutes.

COMPENSATION COMMITTEE REPORT

The Compensation Committee reviewed this Compensation Discussion and Analysis and discussed its contents with Company management. Based on this review and discussion, the Compensation Committee has recommended to the Board that this Compensation Discussion and Analysis be included in this Amendment and incorporated in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

The Compensation Committee

W. Roy Dunbar, Chairman

Martin G. McGuinn

Salim Nathoo

William G Parrett

2014 SUMMARY COMPENSATION TABLE

The following table sets forth certain information with respect to the annual and long-term compensation of the named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus (1)($)	Stock Awards (2)($)	Option Awards (2)($)	Non-Equity Incentive Plan Compensation (1)($)	All Other Compensation (3)($)	Total Compensation ($)
ASHOK VEMURI (4)	2014	$1,300,000	$79,500	$—	$—	$382,500	$31,888	$1,793,888
President and Chief Executive Officer	2013	$379,167	$28,000	$10,840,000	$1,534,110	$147,000	$—	$12,928,277

SUJIT SIRCAR (5)	2014	$241,529	$343,914	$—	$—	$49,969	$7,976	$643,388
Chief Financial Officer	2013	$157,045	$—	$1,112,620	$—	$153,821	$8,174	$1,431,660
	2012	$185,429	$—	$—	$—	$135,093	$1,622	$322,143

SRINIVAS KANDULA (5) Executive Vice-President and the Chief People Officer	2014	$206,187	$323,436	$—	$—	$41,890	$17,108	$588,621
	2013	$150,121	$—	$935,120	$—	$86,738	$17,403	$1,189,382
	2012	$165,051	$—	$—	$—	$65,670	$15,922	$246,643

(1)	Bonus represents the amount earned in the respective year. The amount shown in the Bonus column for Mr. Vemuri represents the additional performance bonus he received upon the Compensation Committee’s determination to increase his annual base salary, as described more fully in the section entitled “Annual Bonuses for Named Executive Officers” on page 10 of this Amendment. The amount shown in the Bonus column for Messrs. Sujit and Kandula represent a one-time retention bonus of $250,000 for each executive, as approved by the Compensation Committee on July 17, 2013 and paid in 2014, in accordance with a retention bonus plan and the remainder is the discretionary portion of such executive’s annual bonus the Committee awarded to Messrs. Sujit and Kandula.
(2)	The amounts shown in the Stock Awards and Option Awards columns reflect the aggregate grant date fair value of stock option, performance share and restricted stock awards granted to each named executive officer with respect to 2013 and 2012 fiscal years, computed in accordance with ASC 718. For a discussion of valuation assumptions, see Note 1.16, Stock-Based Compensation, in our Notes to Consolidated Financial Statements included in our Annual Reports on Form 10-K for the fiscal years ended December 31, 2014, December 31, 2013 and December 31, 2012. These awards are discussed in more detail in our Compensation Discussion and Analysis on page 13 above, and in the Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table below on page 17.

The Stock Awards column also includes the incremental value of the extension of the performance period of the performance share awards, which had been granted to Messrs. Sircar and Kandula on May 12, 2011, from ending on June 30, 2016 to ending on June 30, 2017: $144,320 for Mr. Sircar and $144,320 for Mr. Kandula. The incremental increase in value was calculated as of July 17, 2013, the date of the modification, in accordance with ASC 718.

(3)	Amount included in this column for Mr. Vemuri consists of perquisites relating to car lease payments and maintenance reimbursements with respect to such vehicle.
(4)	No compensation was paid to Mr. Vemuri in 2013 and 2014 for his services as a director of the Company in those years.
(5)	Amounts shown in the “Salary” and “All Other Compensation” columns for Messrs. Sircar and Kandula have been converted from Indian Rupees to U.S. dollars using the average currency conversion rate for each respective period. The average currency conversion rate for Indian Rupees to U.S. Dollars for 2014 is 60.973. The amounts shown in the “Bonus” column for Messrs. Sircar and Kandula have been converted from Indian Rupees to U.S. dollars using the average currency conversion rate for Indian Rupees to U.S. Dollars for December 2014 of 63.73.

2014 GRANTS OF PLAN-BASED AWARDS

	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Options Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Closing Price on Grant Date ($/Sh)	Grant Date Fair Value of Stock and Options Awards $ (8)
Name		Threshold $	Target $	Maximum $	Threshold (#)	Target (#)	Maximum (#)
Ashok Vemuri	1/19/2015	—	$450,000	$900,000
Sujit Sircar	1/19/2015	—	$58,957	$88,436
Srinivas Kandula	1/19/2015	—	$49,425	$74,138

(1)	Amounts represent the target and maximum cash bonus amounts which could have been paid to each named executive officer, for fiscal year 2014 under our 2011 Plan. The final award amounts were approved on the date indicated in the Grant Date column, and the value of the final award amounts are included in the “Bonus” and “Non-Equity Incentive Plan Compensation” columns of our Summary Compensation Table above. This column uses the 2014 average currency conversion rate of 60.973 to convert Indian Rupees to U.S. Dollars for Messrs. Sircar and Kandula. Please see the section in our Compensation Discussion and Analysis titled “Annual Bonuses for Named Executive Officers” for a more detailed discussion.

Narrative to Summary Compensation Table and Grant of Plan-Based Awards Table

The material terms of each named executive officer’s employment agreement are described below.

Employment Agreement – Ashok Vemuri

Mr. Vemuri entered into an employment agreement dated August 28, 2013 with IGATE Technologies Inc., or ITI, a subsidiary of the Company. This agreement has a 5-year term, and automatically renews for additional 5-year terms unless one of the parties provides at least 180-days’ written notice of its nonrenewal. Under this agreement, Mr. Vemuri’s annual base salary is $1,300,000 per annum, with such subsequent increases to be determined by the Board. The agreement provided for participation in an annual performance-based incentive payment based upon achievement of certain revenue, EPS and EBITDA targets and such other strategic goals or targets set by Compensation Committee in conjunction with Mr. Vemuri. Under his agreement, the target bonus is $500,000, but may range from 0% to 200% of the target bonus, based on Company and individual performance. As of September 1, 2014, the target bonus for Mr. Vemuri was increased to $700,000 for years after 2014. As explained above, the Compensation Committee determined that this increase in target bonus would apply as if his target bonus for 2014 was increased to $700,000 as of September 1, 2014. The agreement provides that Mr. Vemuri will be entitled to a Company-leased car and golf club membership, and reimbursement for related expenses. Upon Mr. Vemuri’s involuntary termination without “cause”, Mr. Vemuri would be entitled to six months’ prior written notice of termination or, in lieu of notice, six months’ salary continuation pay (conditioned upon execution of a general release of claims). For purposes of his agreement, “cause” means (i) the commission of a crime involving moral turpitude, theft, fraud or deceit; (ii) conduct that has or is likely to have an adverse effect on the Company’s reputation, (iii) substantial or continued unwillingness to perform duties as reasonably directed by the board of directors of ITI; (iv) gross negligence or deliberate misconduct; or (v) any material breach of his obligations under restrictive covenants in his employment agreement or other confidentiality or intellectual property assignment agreements with the Company or ITI. Mr. Vemuri may voluntarily terminate his employment by giving three months’ advance notice. The Company may terminate him prior to the end of the three months, but then must pay Mr. Vemuri the remainder of the three months’ salary, conditioned upon execution of a general release of claims by Mr. Vemuri.

Employment Agreement – Sujit Sircar

Mr. Sircar and IGS entered into an amended employment agreement on January 21, 2009, which has been amended from time to time. Under this agreement, as amended, Mr. Sircar’s base annual salary is Rs. 8,000,000 and his maximum annual performance-based incentive compensation is Rs 7,200,000.

On January 17, 2014, the Compensation Committee approved an increase of Mr. Sircar’s annual base salary for 2014 from Rs. 12,000,000 to Rs. 16,650,000 and an increase in Mr. Sircar’s performance-based target bonus for 2014 from Rs. 7,200,000 to Rs. 8,350,000 with a maximum payout of 150% of the target. On December 24, 2014, the Nomination and Remuneration Committee and IGS board approved and re-appointed Mr. Sircar as a whole time Director, effective January 1,

2015, for a further period of 5 (five) years, i.e. up to December 31, 2019, with the salary, perquisites and allowances, and other terms of remuneration to be as is currently payable to him and as described above. As Mr. Sircar is a whole time Director of IGS, and the reappointment require and are conditioned upon, the approval of the shareholder of IGS in the next General Meeting. Either Mr. Sircar or IGS may terminate his employment upon six months’ notice. In the event that six months’ notice of such termination is not given by IGS, Mr. Sircar is entitled to six months of salary upon termination.

Employment Agreement – Srinivas Kandula

Mr. Kandula and IGS are parties to an employment agreement dated January 8, 2007, which has been amended from time to time. Pursuant to this agreement, as amended, Mr. Kandula’s base salary is Rs. 8,000,000 per annum and he has an annual performance-based incentive opportunity of Rs. 4,000,000 per annum. On January 27, 2012, Mr. Kandula’s base salary was increased to Rs. 10,000,000 per annum and an annual performance-based incentive opportunity of Rs. 5,000,000 per annum.

On January 17, 2014, the Compensation Committee approved an increase of Mr. Kandula’s annual base salary for 2014 from Rs. 10,000,000 to Rs. 14,000,000 and an increase in Mr. Kandula’s performance-based target bonus for 2014 from Rs. 5,000,000 to Rs. 7,000,000. Either Mr. Kandula or IGS may terminate his employment upon six months’ notice. In the event that six months’ notice of such termination is not given by IGS, Mr. Kandula is entitled to six months of salary upon termination.

2014 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (2)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Options Exercise Price ($)	Option Expiration Date (3)	Number of Shares or Units of Stock That Have Not Vested (#) (4)	Market Value of Shares or Units of Stock That Have Not Vested ($)(5)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (4)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(5)
Ashok Vemuri	37,500	112,500		$27.10	9/16/2023
						75,000	$2,961,000	300,000	$11,844,000
Sujit Sircar	21,686			$11.67	4/14/2020
						5,000	$197,400
							$—	88,000	$3,474,240
						16,500	$651,420
						10,000	$394,800
						30,000	$1,184,400
Srinivas Kandula	39,249			$11.67	4/14/2020
							$—	88,000	$3,474,240
						16,500	$651,420
						30,000	$1,184,400

(1)	All outstanding options in this column have vested and are fully exercisable.
(2)	For Mr. Vemuri, an additional 37,500 stock options will vest on each subsequent anniversary of the grant date, September 16, 2013.
(3)	All unexercised options terminate on the earlier of the option expiration date or the date one year after termination from employment with the Company due to disability or retirement, or three months following an employee’s termination from employment for any other reason; provided, that options expire immediately upon termination for “cause” or if the employee becomes an officer, director, consultant or employee of a competitor to the Company, or if the options are not vested at the time of termination.

(4)	For Mr. Vemuri, the amount includes the following: (i) 300,000 performance share awards granted to Mr. Vemuri on September 16, 2013, the target number of performance shares to be received upon attainment of the Company’s twelve-month trailing Adjusted EBITDA goal at any eligible fiscal quarter end within the five and a half year period of January 1, 2011 through June 30, 2017, or the Performance Period, and, in the event the Company achieves its maximum twelve-month trailing Adjusted EBITDA goal at any eligible fiscal quarter end within the Performance Period, two times the target number of shares will become payable (if the goal is exceeded, the executive is eligible to receive an additional amount of shares, determined on a pro-rata basis, up to an additional 300,000 shares if the maximum goal is attained); and (ii) 75,000 shares of restricted stock granted on September 16, 2013, which will vest as to 25,000 shares on each subsequent anniversary of the grant date.

For Mr. Sircar, the amount includes the following: (i) 5,000 restricted shares will vest on January 19, 2015; (ii) 88,000 performance share awards granted to Mr. Sircar on May 12, 2011, representing, as amended, the target number of performance shares to be received upon attainment of the Company’s twelve-month trailing Adjusted EBITDA goal at any eligible fiscal quarter end within the Performance Period and, in the event the Company achieves its maximum twelve-month trailing Adjusted EBITDA goal at any fiscal quarter end within the Performance Period, two times the target number of shares will become payable; (iii) 16,500 shares of restricted stock granted on May 12, 2011 of which 5,500 shares will vest on May 12, 2015 and 11,000 will vest on May 12, 2016; (iv) 10,000 shares of restricted stock granted on January 18, 2013, 5,000 of which will vest on January 18, 2015 and 5,000 of which will vest on January 18, 2017 and (v) 30,000 shares of restricted stock granted on July 17, 2013, which will vest as to 10,000 shares on each subsequent anniversary of the grant date.

For Mr. Kandula, the amount includes the following: (i) 88,000 performance share awards granted to Mr. Kandula on May 12, 2011, representing, as amended, the target number of performance shares to be received upon attainment of the Company’s twelve-month trailing Adjusted EBITDA goal at any eligible fiscal quarter end within the Performance Period and, in the event the Company achieves its maximum twelve-month trailing Adjusted EBITDA goal at any fiscal quarter end within the Performance Period, two times the target number of shares will become payable; and (ii) 16,500 shares of restricted stock granted on May 12, 2011 of which 5,500 shares will vest on May 12, 2015 and 11,000 shares will vest on May 12, 2016 and (iii) 30,000 shares of restricted stock granted on July 17, 2013, which will vest as to 10,000 shares on each subsequent anniversary of the grant date.

(5)	Based on $39.48, the closing price of a share of our common stock on December 31, 2014. With regard to the valuation of performance share awards, the market values set forth above reflect the vesting of performance shares based upon the probable outcome at target levels.

2014 OPTION EXERCISES AND STOCK VESTED

The following table provides information concerning aggregate exercises of vested stock options and the vesting of stock awards, including restricted stock, restricted stock units and similar instruments, during 2014 for each named executive officer.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Ashok Vemuri	—	$ —	25,000	$906,500
Sujit Sircar	4,923	$125,832	15,500	$591,065
Srinivas Kandula	—	$ —	15,500	$591,065

2014 POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

The following tables show the potential incremental payments and benefits that the named executive officers would be entitled to receive upon termination of employment or upon a change in control of the Company under their respective agreements. The amounts shown in the table are based on an assumed termination or change in control of the Company, as applicable, on December 31, 2014, exclude payments and benefits that are provided on a non-discriminatory basis to our employees generally upon termination of employment, and represent estimates of the incremental amounts that would be paid to each executive upon his termination based on 2014 base salary.

Mr. Vemuri

Event	Cash Severance ($) (1)	Accelerated Restricted Stock ($) (2)	Accelerated Option ($) (2)	Total ($)
Termination without cause	650,000	0	0	650,000
Change of Control without Termination	0	14,805,000	1,392,750	16,197,750
Termination without cause following a Change in Control	650,000	14,805,000	1,392,750	16,847,750

(1)	Upon termination other than for cause, Mr. Vemuri would receive a lump sum payment of six (6) months’ base salary as severance, at $650,000.
(2)	Upon a change in control, based on the closing price of a share of our common stock on December 31, 2014 of $39.48, Mr. Vemuri’s unvested time-based restricted stock would immediately vest at a total value of $2,961,000 and as provided in his applicable award agreement, his performance-based restricted stock units would vest at the target number of shares (300,000) with a value of $11,844,000 for a combined total of $14,805,000, and his unvested stock options would immediately vest at a total value of $1,392,750.

Mr. Sircar

Event	Cash Severance ($) (1)	Accelerated Restricted Stock ($) (2)	Accelerated Option ($) (3)	Total ($)
Termination without cause	136,535	0	0	136,535
Change of Control without Termination	0	5,902,260	0	5,902,260
Termination without cause following a Change in Control	136,535	5,902,260	0	6,038,795

(1)	Upon termination by the Company, Mr. Sircar would receive a lump sum payment of six (6) months’ base salary as severance.
(2)	Upon a change in control, based on the closing price of a share of our common stock on December 31, 2014 of $39.48, Mr. Sircar’s unvested time-based restricted stock would immediately vest at a total value of $2,428,020 and as provided in his applicable award agreement, his performance-based restricted stock units would vest at the target number of shares (88,000) with a value of $3,474,240 for a combined total of $5,902,260.
(2)	As of December 31, 2014, Mr. Sircar held no unvested options.

Mr. Kandula

Event	Cash Severance ($) (1)	Accelerated Restricted Stock ($) (2)	Accelerated Option ($) (3)	Total ($)
Termination without cause	114,804	0	0	114,804
Change of Control without Termination	0	5,310,060	0	5,310,060
Termination without cause following a Change in Control	114,804	5,310,060	0	5,424,864

(1)	Upon termination by the Company, Mr. Kandula would receive a lump sum payment of six (6) months’ base salary as severance.
(2)	Upon a change in control, based on the closing price of a share of our common stock on December 31, 2014 of $39.48, Mr. Kandula’s unvested time-based restricted stock would immediately vest at a total value of $1,835,820 and as provided in his applicable award agreement, his performance-based restricted stock units would vest at the target number of shares (88,000) with a value of $3,474,240 for a combined total of $5,310,060.
(2)	As of December 31, 2014, Mr. Kandula held no unvested options.

2014 DIRECTOR COMPENSATION

The following table sets forth compensation of the Board for fiscal year 2014. Mr. Vemuri, our President and Chief Executive Officer, does not receive any additional compensation for his service as a director. Mr. Vemuri’s compensation is reported in the Summary Compensation Table, and accordingly is not included in the following table. Mr. Nathoo was appointed to the Board effective February 1, 2011. As the Viscaria appointee, Mr. Nathoo is not eligible to receive any compensation in connection with his service as a director pursuant to the terms of the Investor Rights Agreement. Accordingly, Mr. Nathoo is not included in the table below.

Name	Fees Earned or Paid in Cash($)	Stock Awards($) (6)(7)	Option Awards($) (6)(7)	All Other Compensation($) (8)	Total($)
Göran Lindahl (1)	$20,000	$480,912	$12,125	$—	$513,037
Martin G. McGuinn (2)	$52,500	$42,522	$12,135	$—	$107,157
W. Roy Dunbar (3)	$40,000	$264,816	$—	$—	$304,816
Naomi O Seligman (4)	$30,000	$72,502	$11,078	$—	$113,580
William G Parrett (5)	$60,000	$42,515	$12,191	$—	$114,706
Sunil Wadhwani	$—	$—	$—	$18,094	$18,094
Ashok Trivedi	$—	$—	$—	$18,984	$18,984

(1)	Mr. Lindahl elected to receive IGATE restricted stock units equivalent to $20,000 (payable $10,000 for the two quarters ended March and June 2014), with the number of such units to be issued being valued at $39.65 per unit (the closing price prevailing on the date of such election). These shares will be delivered to Mr. Lindahl upon the termination of his service on the Board. Mr. Lindahl became eligible to receive compensation for the quarters ended September and December 2014 in accordance with the Company’s outside director compensation program, described in more detail below. Mr. Lindahl elected to receive his entire annual compensation retainer of $40,000 in an equivalent value of restricted stock units equivalent. Mr. Lindahl also serves as chairperson of one (1) Board committee and as a member of one (1) other Board committee, resulting in additional annual compensation of $25,000, he has elected to receive the equivalent value entirely in restricted stock units . Mr. Lindahl also received an annual payment of $85,000, which was split in equal amounts between stock options granted at fair market value as of the date of becoming eligible to receive compensation in accordance with the Company’s outside director compensation program, vesting annually over a period of three (3) years, and restricted stock units which will vest after one (1) year, with half being delivered at vesting and the other half being delivered upon his termination of service on the Board.

In recognition of Mr. Lindahl’s substantial contributions and oversight with respect to several significant litigation matters over the last two years, on December 19, 2014, the Compensation Committee and Board approved a special one-time grant of 10,000 restricted stock units to Mr. Lindahl which were fully vested on the date of grant and which will be paid upon his termination of service on the Board.

(2)

Mr. McGuinn became eligible to receive compensation for the quarters ended September and December 2014 in accordance with the Company’s outside director compensation program, described in more detail below. Mr. McGuinn elected to receive his entire annual compensation retainer of $40,000 in cash. Mr. McGuinn also serves as chairperson of one (1) Board committee and as a member of one (1) other Board committee, resulting in additional annual compensation of $25,000, which he has elected to receive in cash. Accordingly, he was paid cash fees pro-rata for the quarters ended September and December 2014. Mr. McGuinn also received an annual payment of $85,000, which was split in equal amounts between stock options granted at fair market value as of the date of becoming eligible to receive compensation in accordance with the Company’s outside director compensation program, vesting annually over a period of three (3) years, and restricted stock units, which will vest after one (1) year, with half being delivered at vesting and the other half being delivered upon his termination of service on the Board.
(3)	On April 9, 2014, the Compensation Committee approved the grant of 7,200 restricted stock units to Mr. Dunbar, out of which 2,880 vested on the date of grant and 4,320 vest over a period of three years equally. This restricted stock award was granted in lieu of the 15,000 stock options, which Mr. Dunbar was eligible to receive when he became the Chairman of the Compensation Committee on April 13, 2012.
(4)	Ms. Seligman accepted appointment as a director on September 17, 2012 and became eligible to receive compensation in accordance with the Company’s outside director compensation program, described in more detail below. Ms. Seligman elected to receive her annual retainer of $40,000 paid fifty percent (50%) in cash and fifty percent (50%) in restricted stock units, which will be delivered upon her termination of service on the Board., Ms. Seligman also serves on two (2) Board committees, resulting in additional annual compensation of $10,000 per committee, which she has elected to receive fifty percent (50%) in cash and fifty percent (50%) in restricted stock units, which will be delivered upon her termination of service on the Board. Ms. Seligman also received an annual payment of $85,000, which was split in equal amounts between stock options granted at fair market value as of September 27, 2014, vesting annually over a period of three (3) years, and restricted stock units, which will vest after one (1) year, with half being delivered at vesting and the other half being delivered upon her termination of service on the Board.
(5)	Mr. Parrett accepted appointment as a director on March 19, 2013 and was elected by shareholders at the Annual Meeting held on April 11, 2013, and became eligible to receive compensation in accordance with the Company’s outside director compensation program, described in more detail below. Mr. Parrett elected to receive his entire annual compensation retainer of $40,000 in cash. Mr. Parrett also serves on two (2) Board committees, resulting in additional annual compensation of $10,000 per committee, which he has elected to receive entirely in cash. Mr. Parrett also received an annual payment of $85,000, which was split in equal amounts between stock options granted at fair market value as of April 11, 2014, vesting annually over a period of three (3) years, and restricted stock units, which will vest after one (1) year, with half being delivered at vesting and the other half being delivered upon his the termination of service on the Board.
(6)	Represents the grant date fair value of each equity award computed in accordance with FASB Accounting Standards Codification Topic 718, or ASC 718. Refer to Note 17 to the Company’s financial statements for the fiscal year ended December 31, 2014 for a complete description of assumptions used in calculating these amounts.
(7)	As of December 31, 2014, the aggregate number of equity-based awards outstanding for each director was as follows: for Mr. Lindahl, 27,089 shares issuable pursuant to option awards and 12,756 shares issuable pursuant to restricted stock units; for Mr. McGuinn, 26,091 shares issuable pursuant to option awards and 1,092 shares issuable pursuant to restricted stock units; for Mr. Dunbar, 44,000 shares issuable pursuant to option awards and 4,320 shares issuable pursuant to restricted stock units; for Ms. Seligman, 4,945 shares issuable pursuant to option awards and 8,476 shares issuable pursuant to restricted stock units; for Mr. Parrett, 3,613 shares issuable pursuant to option awards and 2,390 shares issuable pursuant to restricted stock units.
(8)	For Messrs. Wadhwani and Trivedi the amounts included in this column consist of perquisites relating to car lease payments and maintenance reimbursements with respect to such vehicle.

Narrative to Director Compensation Table

The compensation structure of the independent directors was determined by the Compensation Committee. Mr. Dunbar is eligible to receive compensation in accordance with the Company’s outside director compensation program comprised of: (i) annual cash compensation of $40,000, payable quarterly in cash or shares of restricted stock units or a combination thereof at the election of the director; (ii) a one-time grant of 100,000 stock options at fair market value, vesting annually over a period of five (5) years (20,000 per year); (iii) a one-time grant of 20,000 stock options at fair market value for each committee of the Board that he chairs, vesting annually over a period of five (5) years (4,000 per year); and (iv) a one-time grant of 5,000 stock options at fair market value for each committee of which he is a member, vesting annually over a period of five (5) years (1,000 per year).

The compensation of our other current directors and any future independent directors joining the Board is based on our outside director compensation program, as approved by the Compensation Committee on January 25, 2012. Messrs. Lindahl and McGuinn became eligible to receive compensation under quarters ended September and December 2014 respectively. Compensation for these directors is comprised of: (i) annual cash compensation retainer of $40,000, which the director may elect to receive in cash or as a grant of restricted stock units or split between cash and a grant of restricted stock units; and (ii) an annual payment of $85,000, which will be split in equal amounts between stock options at fair market value as of the date of grant, vesting annually over a period of three (3) years, and restricted stock units which will vest after one (1) year, with half being delivered at vesting and the other half being delivered upon termination of the director’s service on the Board. Service on Board committees will result in additional annual compensation of $10,000 per committee, which the director may elect to receive all or part in cash or in restricted stock units. If the director is subsequently appointed as chairperson of any committee of the Board, he or she will receive annual compensation of $15,000 per committee, which the director may elect to receive all or part in cash or in restricted stock units.

All outside directors are reimbursed for travel expenses incurred in connection with attending Board and committee meetings.

Messrs. Wadhwani and Trivedi are parties to employment agreements that provide for reimbursement for reasonable travel and other expenses incurred by them in performing their obligations for the Company, maintenance of an office in Pittsburgh or New Delhi, a full time administrative assistant, maintenance of a car, medical benefits and compensation on termination of employment. Pursuant to their employment agreements, as amended, upon termination of such person’s service for any reason, Messrs. Wadhwani and Trivedi are entitled to any and all amounts and benefits that have accrued and are payable under their employment agreements prior to the date of termination. Apart from the benefits provided under their employment agreements, as amended, Messrs. Wadhwani and Trivedi received no compensation for their service as directors in 2014. All compensation paid to Messrs. Wadhwani and Trivedi under their employment agreements in fiscal year 2014 is reflected in “All Other Compensation” column in the table above.

The outside directors are also subject to the new stock ownership and retention guidelines described more fully in the section entitled “Stock Ownership and Retention Policy for Named Executive Officers and Non-Employee Directors” on page 14 of this Amendment.

Changes to Non-Employee Director Compensation After the Fiscal Year

On January 19, 2015, the Compensation Committee approved an increase to the compensation of the non-employee directors. Commencing with the 2015 calendar year, each non-employee director will receive an additional $15,000 of annual compensation which will be made entirely in restricted stock units. These additional restricted stock units will vest after one (1) year, with half being delivered at vesting and the other half being delivered upon termination of the director’s service on the Board. The value of these additional restricted stock units will be determined by dividing $15,000 by the closing price of our common stock on the date of grant. All current non-employee directors and any newly elected non-employee director are eligible to receive this increase in restricted stock units.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the Company’s common stock as of March 31, 2015 for: (i) each person or entity known by the Company to beneficially own more than 5% of the outstanding shares of common stock; (ii) each of the Company’s current directors; (iii) each named executive officer listed in the Summary Compensation Table; and (iv) all directors and executive officers of the Company as a group. As of March 31, 2015, there were 80,929,933 shares of common stock outstanding. Except as noted, all persons listed below have sole voting and investment power with respect to their shares of stock, subject to community property laws where applicable. Information with respect to beneficial ownership by 5% shareholders has been based on information filed with the SEC pursuant to Section 13(d) or Section 13(g) of the Exchange Act.

	Amount and Nature of Beneficial Ownership
Name of Beneficial Owner	Shares of Common Stock	Percent of Class
5% or greater shareholders:
Viscaria Limited (1)	23,384,095	28.89%
Waddell & Reed Financial, Inc. (2)	8,476,100	10.47%
Directors, Director Nominees and Named Executive Officers:
Sunil Wadhwani (3)(4)	10,247,375	12.66%
Ashok Trivedi (4)(5)	10,359,175	12.80%
Göran Lindahl (6)	54,336	*
Ashok Vemuri (7)	418,750	*
Martin G. McGuinn (8)	84,204	*
William G. Parrett (9)	8,482	*
W. Roy Dunbar (10)	29,630	*
Naomi O Seligman (11)	15,344	*
Salim Nathoo	0	*
Sujit Sircar (12)	166,828	*
Srinivas Kandula (13)	164,573	*
All current directors and executive officers as a group (11 persons) (14)	21,548,697	26.63%

*	Less than 1%
(1)	The address of Viscaria Limited is Lemesou, 77 Elia House, P.C. 2121, Nicosia, Cyprus. Information herein is based upon a Schedule 13D/A filed on November 14, 2014 filed jointly on behalf of Viscaria Limited and certain entities affiliated with it, including the following entities which are deemed to beneficially own more than 5% of common stock: (i) Apax Europe VII-A, L.P., (ii) Apax Europe VII-B, L.P., (iii) Apax Europe VII-1, L.P., (iv) Apax Europe VII GP L.P. Inc., (iv) Apax Europe VII GP Co. Limited, (vi) Apax Europe VI-A, L.P., (vii) Apax Europe VI-1, L.P., (viii) Apax Europe VI GP L.P. Inc., (ix) Apax Europe VI GP Co. Limited, (x) Apax Guernsey (Holdco) PCC Limited, (xi) Apax US Fund, (xii) Apax US VII GP, L.P. and (xii) Apax US VII GP, Ltd.
(2)	Includes 5,014,300 shares (or 6.2% of the class) beneficially owned by Ivy Investment Management Company, an investment advisory subsidiary of Waddell & Reed Financial, Inc., and 3,461,800 shares (or 4.3% of the class) beneficially owned by each of Waddell & Reed Investment Management Company, Waddell & Reed, Inc. and Waddell & Reed Financial Services, Inc. The address of Waddell & Reed Financial, Inc. is 6300 Lamar Avenue, Overland Park, KS 66202. Information herein is based upon Schedule 13G/A filed on February 13, 2015.
(3)	Includes 1,087,624 shares held by two family partnerships, for which Mr. Wadhwani is a majority-in-interest general partner with sole investment power and no voting power over such shares. This also includes 182,126 shares held by a family foundation established by Mr. Wadhwani with shared investment power and sole voting power.
(4)	The address of Messrs. Wadhwani and Trivedi is c/o IGATE Corporation, 1000 Commerce Drive, Pittsburgh, PA 15275.
(5)	Includes 1,356,343 shares held by one family trust, for which Mr. Trivedi is a co-trustee with sole investment power and no voting power over such shares.
(6)	Includes 26,000 shares that may be acquired by Mr. Lindahl pursuant to the exercise of options.
(7)	Includes 18,750 shares that may be acquired by Mr. Vemuri pursuant to the exercise of options.
(8)	Includes 25,000 shares that may be acquired by Mr. McGuinn pursuant to the exercise of options.
(9)	Includes 815 shares that may be acquired by Mr. Parrett pursuant to the exercise of options.
(10)	Includes 22,000 shares that may be acquired by Mr. Dunbar pursuant to the exercise of options.
(11)	Includes 2,022 shares that may be acquired by Ms. Seligman pursuant to the exercise of options.
(12)	Includes 21,686 shares that may be acquired by Mr. Sircar pursuant to the exercise of options.
(13)	Includes 20,000 shares that may be acquired by Mr. Kandula pursuant to the exercise of options.
(14)	Includes 151,710 shares of common stock underlying options that are exercisable on or before March 31, 2015 or within 60 days after such date.

2014 EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2014 regarding compensation plans and arrangements under which equity securities of IGATE are authorized for issuance.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
	(in thousands except for price)
Equity compensation plans approved by security holders	4,468	$11.61	5,199

Total	4,468	$11.61	5,199

In 2006, we adopted the 2006 Plan. The aggregate number of shares of common stock initially reserved and available for issuance to directors, executive management and key personnel under the 2006 Plan was 14,702,793 shares. In 2011, we adopted the 2011 Plan, which is a sub-program under the 2006 Plan. As of December 31, 2014, 5,199,371 shares of common stock remained available for issuance under the 2006 Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CERTAIN RELATED PARTY TRANSACTIONS

Policies and Procedures for Approving Related Person Transactions

The following is a description of the transactions since January 1, 2014, to which we have been a party, in which the amount involved in the transaction exceeds $120,000, and in which any of our directors, executive officers or to our knowledge, beneficial owners of more than 5% of our capital stock or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest, other than employment, compensation, termination and change in control arrangements with our named executive officers, which are described under “2014 Director Compensation” and “Compensation Discussion and Analysis.” These related party transactions were approved by the Audit Committee. We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions with unrelated third parties. The Company is not otherwise a party to a current related party transaction, and no transaction is currently proposed, in which the amount of the transaction exceeds $120,000 and in which a related person had or will have a direct or indirect material interest.

Pursuant to the charter of the Audit Committee, all material related person transactions are to be approved by the Audit Committee, which is composed of disinterested members of the Board. We do not have a separate written policy with respect to related party transactions. The material features of our policies and procedures for the review, approval or ratification of related party transactions are as follows:

•	All potential related party transactions are reported to the Audit Committee.

•	The Audit Committee reviews the potential transaction and ensures that it is at arms-length and no undue advantage is being given to the related party.

•	In reviewing any potential transaction, comparative data is provided to the Audit Committee to enable them to deliberate the matter.

•	The Audit Committee will ratify the transaction, if and only if it meets the above criteria in light of the data.

Conversion and Exchange Agreement

On November 4, 2014, we entered into a Conversion and Exchange Agreement, or the Agreement, with Viscaria pursuant to which Viscaria exercised its option to convert its 330,000 shares of 8% Series B Convertible Participating Preferred Stock, or the Preferred Stock, into 21,730,290 shares of the Company’s common stock, which conversion occurred on November 4, 2014. In connection with the conversion, we agreed to pay Viscaria an amount in cash equal to $80,000,000.

The Agreement contains customary representations and warranties by the Company and Viscaria, including those relating to corporate authority, no conflicts and customary securities law-related representations.

In connection with Viscaria’s investment in the Preferred Stock and pursuant to the Investor Rights Agreement, Salim Nathoo, a Partner and Co-Head of the Global Telecom and Technology team at Apax Partners LLP, an affiliate of Viscaria, has been appointed, and currently serves, as a member of the Board.

The Agreement was reviewed and considered by a special committee of disinterested and independent members of the Board’s Audit Committee, or the Special Committee, which retained its own independent legal and financial advisors. The Agreement was unanimously approved and recommended by the Special Committee and approved by the disinterested and independent members of the Board.

Director Independence

The Board has determined that all directors, other than Messrs. Wadhwani, Trivedi and Vemuri, are independent under both the independence criteria for directors established by NASDAQ and the independence criteria adopted by the Board. The independence criteria adopted by the Board are set forth in the Board’s Corporate Governance Guidelines, which are available on our website at http://ir.igate.com/investors/corporate-governance.cfm. For more information regarding the independence of our directors, please see the discussion under Item 10, below the heading “Board Committees and Meetings,” which discussion is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

INDEPENDENT PUBLIC ACCOUNTANTS

Principal Accountant Fees and Services

Fees paid to Ernst & Young, or E&Y, for services rendered for 2014 and 2013 in the following categories and amounts were:

	2014	2013
Audit fees	$1,064,884	$1,025,894
Audit-Related fees	$214,877	$38,487
Tax fees	$569,745	$727,148
All Other fees	$372,934	$228,794

Total	$2,222,440	$2,020,323

Audit Fees ($1,064,884 in 2014; $1,025,894 in 2013). This category includes the audit of our annual financial statements, review of financial statements included in our Form 10-Q quarterly reports, audits of certain of our subsidiaries and services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for those fiscal years, including the audit of internal controls over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002 notwithstanding when the fees were billed or when the services were rendered.

Audit-Related Fees ($214,877 in 2014; $38,487 in 2013). Audit-related fees consist of assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.”

Tax Fees ($569,745 in 2014; $727,148 in 2013). This category consists of professional services rendered in connection with our tax compliance activities, including the preparation of tax returns in certain overseas jurisdictions and technical tax advice related to the preparation of tax returns.

All Other Fees ($372,934 in 2014; $228,794 in 2013). The amount in this category is principally for advisory services, such as accounting, consulting, special purpose reports and due diligence reports.

There were no fees paid to either E&Y or their affiliates for financial information systems design and implementation during the years ended December 31, 2014 and 2013.

Policy on Audit Committee Pre-approval of Audit and Non-audit Services of Independent Auditors

The Audit Committee has adopted a resolution to pre-approve all audit and non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval of audit services is provided for up to three years. Otherwise, pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The management is required to periodically report to the full Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Of the fees paid to the independent auditors, 100% was pre-approved by the Audit Committee.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1. and 2. Financial Statements and Schedules

No financial statements or schedules are filed with this Amendment No. 1 to our Annual Report on Form 10-K.

3. Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of April, 2015.

IGATE CORPORATION

April 29, 2015	/S/ ASHOK VEMURI
Ashok Vemuri
President, Chief Executive Officer and Director

Exhibit	Index Description of Exhibit

3.1	Third Amended and Restated Articles of Incorporation of IGATE, dated May 5, 2011, is incorporated by reference to Exhibit 3.1 to IGATE’s Form 8-K, filed on May 11, 2011.

3.2	Amended and Restated Bylaws of the Company are incorporated by reference to Exhibit 3.2 to IGATE’s Quarterly Report on Form 10-Q, filed on August 14, 2000.

4.1	Registration Rights Agreement, between IGATE and the Selling Shareholders named therein, dated as of August 17, 2010, is incorporated by reference to Exhibit 4.2 to IGATE’s Registration Statement on Form S-3, Commission File No. 333-170042, filed on October 20, 2010.

4.2	Form of certificate representing the Common Stock of the Company is incorporated by reference to Exhibit 4.1 to IGATE’s Registration Statement on Form S-1, Commission File No. 333-14169, filed on November 19, 1996.

4.3	Indenture, dated April 2, 2014, by and among IGATE, IGATE Technologies, Inc., IGATE, Inc. and IGATE Holding Corporation and Wilmington Trust, National Association is incorporated by reference to Exhibit 4.1 to IGATE’s Form 8-K, filed on April 7, 2014.

4.4	Registration Rights Agreement, by and among IGATE Corporation, IGATE Technologies Inc., IGATE, Inc., IGATE Holding Corporation and RBC Capital Markets, LLC as the representative of the initial purchasers named in Schedule I thereto, dated April 2, 2014, is incorporated by reference to Exhibit 4.2 to IGATE’s Form 8-K, filed on April 7, 2014.

10.1	Facilities Agreement, dated November 22, 2013, for Pan Asia iGATE Solutions arranged by DBS Bank Ltd. and ING Bank N.V. as mandated lead arrangers and bookrunners with ING Bank N.V., Singapore Branch acting as Agent and ING Bank N.V., Singapore Branch acting as Security Agent, is incorporated by reference to Exhibit 10.1 to IGATE’s Form 8-K, filed on November 25, 2013.

10.2	Syndication and Amendment Agreement (relating to Facilities Agreement, dated November 22, 2013 and incorporated by reference to Exhibit 10.1 to IGATE’s Form 8-K, filed on November 25, 2013), dated April 16, 2014, for Pan-Asia iGATE Solutions arranged by DBS Bank Ltd., Deutsche Bank AG, Singapore Branch, ING Bank N.V. and Standard Chartered Bank with ING Bank N.V., Singapore Branch acting as Security Agent, is incorporated by reference to Exhibit 10.1 to IGATE’s Form 10-Q, filed on July 28, 2014.

10.3	Form of Accession Deed (relating to Facilities Agreement, dated November 22, 2013 and incorporated by reference to Exhibit 10.1 to IGATE’s Form 8-K, filed on November 25, 2013), dated April 16, 2014, to ING Bank N.V., Singapore Branch, as agent and security agent, from IGATE Computer Systems (U.K.) Limited and Pan-Asia iGATE Solutions, is incorporated by reference to Exhibit 10.2 to IGATE’s Form 10-Q, filed on July 28, 2014.

10.4	Form of Accession Deed (relating to Facilities Agreement, dated November 22, 2013 and incorporated by reference to Exhibit 10.1 to IGATE’s Form 8-K, filed on November 25, 2013), dated April 16, 2014, to ING Bank N.V., Singapore Branch, as agent and security agent, from IGATE Technology Inc. (Canada) and Pan-Asia iGATE Solutions, is incorporated by reference to Exhibit 10.2 to IGATE’s Form 10-Q, filed on July 28, 2014.

10.5	Senior Executive Employment Agreement, effective September 16, 2013, between IGATE Technologies, Inc. and Ashok Vemuri, is incorporated by reference to Exhibit 10.1 to iGATE’s Form 8-K, filed on September 16, 2013.*

10.6	Conversion and Exchange Agreement, dated as of November 4, 2014, by and among IGATE and Viscaria Limited, is incorporated by reference to Exhibit 10.1 to IGATE’s Form 8-K, filed on November 4, 2014.

10.7	Amended and Restated Voting and Standstill Agreement, dated as of February 1, 2011, by and among IGATE, Viscaria Limited and the shareholders party thereto, is incorporated by reference to Exhibit 10.2 to IGATE’s Form 8-K, filed on February 4, 2011.

10.8	Investor Rights Agreement, dated as of February 1, 2011, by and among IGATE and Viscaria Limited, is incorporated by Reference to Exhibit 10.1 to IGATE’s Form 8-K, filed on February 4, 2011.

10.9	IGATE Amended and Restated 2006 Stock Incentive Plan, as amended on January 25, 2013, is incorporated by reference to Exhibit 10.13 to IGATE’s Form 10-K, filed on February 12, 2014.

10.10	Employment Agreement, dated as of June 6, 2008, by and between the Company and Sunil Wadhwani, is incorporated by reference to Exhibit 10.2 to IGATE’s Annual Report on Form 10-K for the year ended December 31, 2009.*

10.11	Amendment Agreement, dated April 1, 2009, between the Company and Sunil Wadhwani, is incorporated by reference to Exhibit 10.2(A) to IGATE’s Annual Report on Form 10-K for the year ended December 31, 2009.*

10.12	Employment Agreement, dated as of June 6, 2008, by and between the Company and Ashok Trivedi, is incorporated by reference to Exhibit 10.1 to IGATE’s Annual Report on Form 10-K for the year ended December 31, 2009.*

10.13	Amendment Agreement, dated April 1, 2009, between the Company and Ashok Trivedi, is incorporated by reference to Exhibit 10.1(A) to IGATE’s Annual Report on Form 10-K for the year ended December 31, 2009.*

10.14	IGATE 2011 Annual Incentive Compensation Plan, is incorporated by reference to Annex B to IGATE’s Definitive Proxy Statement filed on April 13, 2011.*

10.15	Employment Contract, dated July 1, 2011, between Srinivas Rao Kandula and IGATE Technologies, Inc., is incorporated by reference to Exhibit 10.2 to IGATE’s Form 8-K, filed on July 7, 2011.*

10.16	Amendment to Employment Agreement between IGATE Technologies, Inc. and Srinivas Kandula, dated March 29, 2012, is incorporated by reference to Exhibit 10.3 to IGATE’s Form 8-K, filed on March 30, 2012.*

10.17	Employment Contract, dated July 1, 2011, between Sujit Sircar and IGATE Global Solutions Limited, is incorporated by reference to Exhibit 10.3 to IGATE’s Form 8-K, filed on July 7, 2011.*

10.18	Amendment to Employment Agreement between IGATE Global Solutions Limited and Sujit Sircar, dated March 19, 2013, is incorporated by reference to Exhibit 10.2 to IGATE’s Form 8-K, filed on March 20, 2013.*

10.19	Employment Agreement dated July 1, 2011, between Derek Kemp and IGATE Technologies Inc., is incorporated by reference to Exhibit 10.13 to IGATE’s Quarterly Report on Form 10-Q, filed on August 8, 2012.*

10.20	Amendment dated March 29, 2012 to Employment Agreement dated July 1, 2011, between Derek Kemp and IGATE Technologies Inc., is incorporated by reference to Exhibit 10.14 to IGATE’s Quarterly Report on Form 10-Q, filed on August 8, 2012.*

10.21	Employment Agreement dated March 26, 2012, between Sanjay Tugnait and IGATE Technologies (Canada) Inc., is incorporated by reference to Exhibit 10. 21 to iGATE’s Quarterly Report on Form 10-Q, filed on August 8, 2012.*

10.22	Restricted Stock Award Agreement between IGATE and Sujit Sircar, dated May 12, 2011, is incorporated by reference to Exhibit 10.15 to iGATE’s Quarterly Report on Form 10-Q, filed on August 9, 2011.*

10.23	Performance-Based Restricted Stock Award Agreement between IGATE and Sujit Sircar, dated May 12, 2011, is incorporated by reference to Exhibit 10.16 to iGATE’s Quarterly Report on Form 10-Q, filed on August 9, 2011.*

10.24	Restricted Stock Award Agreement between IGATE and Srinivas Kandula, dated May 12, 2011, is incorporated by reference to Exhibit 10.19 to iGATE’s Quarterly Report on Form 10-Q, filed on August 9, 2011.*

10.25	Performance-Based Restricted Stock Award Agreement between IGATE and Srinivas Kandula, dated May 12, 2011, is incorporated by reference to Exhibit 10.20 to IGATE’s Quarterly Report on Form 10-Q, filed on August 9, 2011.*

10.26	Performance Share Award Agreement between IGATE and Derek Kemp, dated May 12, 2011, is incorporated by reference to Exhibit 10.15 to iGATE’s Quarterly Report on Form 10-Q, filed on August 8, 2012.*

10.27	Restricted Stock Agreement between IGATE and Derek Kemp, dated May 12, 2011, is incorporated by reference to Exhibit 10.16 to iGATE’s Quarterly Report on Form 10-Q, filed on August 8, 2012.*

10.28	Performance Share Award Agreement between IGATE and Sanjay Tugnait, dated July 12, 2012, is incorporated by reference to Exhibit 10.22 to IGATE’s Quarterly Report on Form 10-Q, filed on August 8, 2012.*

10.29	Restricted Stock Agreement between IGATE and Sanjay Tugnait, dated July 12, 2012, is incorporated by reference to Exhibit 10.23 to IGATE’s Quarterly Report on Form 10-Q, filed on August 8, 2012.*

10.30	Retention Bonus Agreement, by and between IGATE and certain named executive officers, dated July 22, 2013, is incorporated by reference to IGATE’s Form 8-K, filed on July 23, 2013.*

10.31	Restricted Stock Agreement, by and between IGATE and certain named executive officers, dated July 22, 2013, is incorporated by reference to IGATE’s Form 8-K, filed on July 23, 2013.*

10.32	Credit Agreement, by and among IGATE, DBS Bank Ltd., Singapore, and the other lenders party thereto, and DBS Bank Ltd., Bangalore Branch, dated May 10, 2011, is incorporated by reference to IGATE’s Form 8-K filed on May 16, 2011.

10.33	Letter Amendment, by and among IGATE, IGATE Holding Corporation, IGATE Technologies Inc., IGATE Inc., DBS Bank Ltd., Singapore, and the other lenders party thereto, dated December 22, 2014, is incorporated by reference to IGATE’s Form 8-K filed on December 24, 2014.

21.1	Subsidiaries of the Registrant is incorporated by reference to IGATE’s Annual Report on Form 10-K filed on February 9, 2015.

23.1	Consent of Ernst & Young Associates LLP, Independent Registered Public Accounting Firm, is incorporated by reference to IGATE’s Annual Report on Form 10-K filed on February 9, 2015.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer, is incorporated by reference to IGATE’s Form 10-K filed on February 9, 2015.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer, is incorporated by reference to IGATE’s Form 10-K filed on February 9, 2015.

101.INS	XBRL Instance Document, is incorporated by reference to IGATE’s Form 10-K filed on February 9, 2015.

101.SCH	XBRL Taxonomy Extension Schema Document, is incorporated by reference to IGATE’s Form 10-K filed on February 9, 2015.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, is incorporated by reference to IGATE’s Form 10-K filed on February 9, 2015.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document, is incorporated by reference to IGATE’s Form 10-K filed on February 9, 2015.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document, is incorporated by reference to IGATE’s Form 10-K filed on February 9, 2015.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, is incorporated by reference to IGATE’s Form 10-K filed on February 9, 2015.

*	Indicates management contract or compensatory plan, contract or arrangement