Form 10-Q
period 2015-03-31
IGATE CORP
filed 2015-05-06
CIK 1024732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding as of April 30, 2015 was 80,936,374.

IGATE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2015

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

IGATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues (1)	$322,042	$302,206
Cost of revenues (exclusive of depreciation and amortization)	208,938	188,780

Gross margin	113,104	113,426
Selling, general and administrative expense	47,631	42,661
Depreciation and amortization	10,561	9,558

Income from operations	54,912	61,207
Interest expense	(7,389)	(23,629)
Foreign exchange gain, net	6,313	204
Other income, net	1,936	7,354

Income before income taxes	55,772	45,136
Income tax expense	17,646	13,425

Net income	38,126	31,711
Non-controlling interest	106	95

Net income attributable to IGATE Corporation	38,020	31,616
Accretion to preferred stock	0	139
Preferred dividend	0	8,139

Net income attributable to IGATE common shareholders	$38,020	$23,338

Basic earnings per share :
Common stock	$0.47	$0.29
Diluted earnings per share	$0.46	$0.29
1. Includes the following related party amounts:
Revenue	$5,247	$6,335

See accompanying notes.

IGATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net income attributable to IGATE common shareholders	$38,020	$23,338
Add: Non-controlling interest	106	95
Other comprehensive income, net of tax:
Change in fair value of marketable securities	(25)	(613)
Unrecognized actuarial gain on pension liability	333	316
Change in fair value of cash flow hedges	4,223	4,382
Gain on foreign currency translation	1,827	29,573

Total comprehensive income	44,484	57,091
Less: Total comprehensive income attributable to non-controlling interest	155	268

Total comprehensive income attributable to IGATE common shareholders	$44,329	$56,823

See accompanying notes.

IGATE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	March 31, 2015 (Unaudited)	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$88,714	$104,184
Restricted cash	9,783	5,305
Short-term investments	58,449	82,486
Accounts receivable, net of allowances for doubtful accounts of $2,682 and $3,070, as of March 31, 2015 and December 31, 2014, respectively	191,094	174,159
Unbilled revenues	80,189	63,936
Prepaid expenses and other current assets	50,202	42,941
Prepaid income taxes	6,789	13,387
Deferred tax assets	557	2,510
Foreign exchange derivative contracts	8,536	3,200
Receivable from related parties	2,582	5,898

Total current assets	496,895	498,006

Deposits and other assets	18,502	19,469
Restricted cash	784	0
Prepaid income taxes	31,540	31,479
Property and equipment, net of accumulated depreciation of $136,542 and $129,644, as of March 31, 2015 and December 31, 2014, respectively	243,894	234,041
Leasehold land	74,291	73,858
Deferred tax assets	16,034	16,104
Goodwill	433,981	430,250
Intangible assets, net	101,623	102,996

Total assets	$1,417,544	$1,406,203

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,830	$11,168
Line of credit	107,000	127,000
Accrued payroll and related costs	39,918	47,638
Other accrued liabilities	64,640	68,603
Accrued income taxes	7,502	7,205
Foreign exchange derivative contracts	0	1,287
Deferred revenue	13,618	17,787

Total current liabilities	242,508	280,688
Other long-term liabilities	5,632	6,336
Senior Notes	325,000	325,000
Term loans	234,000	234,000
Accrued income taxes	8,618	8,000
Deferred tax liabilities	32,794	33,363

Total liabilities	848,552	887,387

Commitments and Contingencies (Note 19)
Series B Preferred stock, without par value: 480,000 shares authorized	0	0
IGATE Corporation shareholders’ equity:
Preferred shares, without par value: 19,520,000 shares authorized; 1 share held in treasury	0	0
Common shares, par value $0.01 per share:

700,000,000 shares authorized; 81,920,035 and 81,802,402 shares issued; 80,929,933 and 80,812,300 shares outstanding as of March 31, 2015 and December 31, 2014, respectively	819	818
Common shares held in treasury, at cost, 990,102 shares	(14,714)	(14,714)
Additional paid-in capital	677,086	671,395
Retained earnings	306,028	268,008
Accumulated other comprehensive loss	(404,099)	(410,408)

Total IGATE Corporation shareholders’ equity	565,120	515,099
Non-controlling interest	3,872	3,717

Total equity	568,992	518,816

Total liabilities and shareholders’ equity	$1,417,544	$1,406,203

See accompanying notes.

IGATE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash Flows From Operating Activities:
Net income	$38,126	$31,711
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	10,561	9,558
Stock-based compensation	4,391	4,297
Realized gain on investments	(1,604)	(5,108)
Provision (recovery) of doubtful debts	170	(1,149)
Deferred income taxes	(983)	(962)
Amortization of debt issuance costs	822	2,295
(Gain) loss on sale of property and equipment	(18)	47
Deferred rent	303	290
Excess tax benefits related to stock option exercises	(182)	(2,554)
Changes in operating assets and liabilities:
Accounts receivables and unbilled receivables	(34,514)	(16,684)
Prepaid expenses and other assets	(8,015)	(3,482)
Accounts payable	1,196	3,220
Accrued and other liabilities	(610)	253
Restricted cash	(5,262)	0
Deferred revenue	(4,035)	(4,558)

Net cash flows provided by operating activities	346	17,174

Cash Flows From Investing Activities:
Purchase of property and equipment	(19,937)	(15,974)
Proceeds from sale of property and equipment	33	80
Purchase of available-for-sale investments	(135,881)	(184,786)
Proceeds from maturities and sale of available-for-sale investments	162,315	213,053

Net cash flows provided by investing activities	6,530	12,373

Cash Flows From Financing Activities:
Payments on capital lease obligations	(170)	(111)
Proceeds from line of credit and term loans	27,000	0
Payment of line of credit and term loans	(47,000)	0
Proceeds from exercise of stock options	1,118	2,347
Excess tax benefits related to stock option exercises	182	2,554

Net cash flows provided by (used in) financing activities	(18,870)	4,790

Effect of exchange rate changes	(3,476)	(1,229)

Net change in cash and cash equivalents	(15,470)	33,108
Cash and cash equivalents, beginning of period	104,184	204,836

Cash and cash equivalents, end of period	$88,714	$237,944

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired on credit	$5,569	$2,862

See accompanying notes.

IGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

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

The accompanying balance sheet and financial information as of December 31, 2014 is derived from audited financial statements but does not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2014.

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

2. Goodwill and Intangible Assets

The changes in the carrying value of goodwill for the three months ended March 31, 2015 are as follows (in thousands):

Amount
Goodwill as of December 31, 2014	$430,250
Foreign currency translation effect	3,731

Goodwill as of March 31, 2015	$433,981

The changes in the carrying value of intangibles for the three months ended March 31, 2015 are as follows (in thousands):

Amount
Intangible assets as of December 31, 2014	$102,996
Foreign currency translation effect	913
Amortization	(2,286)

Intangible assets as of March 31, 2015	$101,623

IGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

Intangible assets are comprised of the following (in thousands):

	As of
	March 31, 2015	December 31, 2014
Customer relationships	$189,844	$189,844
Intellectual property rights	514	514
Foreign currency translation adjustments	(50,193)	(51,106)
Accumulated amortization	(38,542)	(36,256)

Intangible assets	$101,623	$102,996

As of March 31, 2015 and December 31, 2014, accumulated amortization expense related to Intellectual property rights amounted to $0.5 million each and accumulated amortization expense related to Customer relationships amounted to $38.1 million and $35.8 million, respectively. Intangible assets are amortized over the remaining weighted average period of 11.1 years. Intellectual property rights and Customer relationships are amortized over their remaining useful life of 0.6 years and 11.1 years.

Amortization expenses related to identifiable intangible assets were $2.3 million and $2.6 million for the three months ended March 31, 2015 and 2014, respectively. Future estimated annual amortization is as follows (in thousands):

Amount
Remainder of 2015	$7,116
2016	$9,748
2017	$10,048
2018	$9,950
2019	$9,653

3. Series B Preferred Stock

On January 10, 2011, the Company entered into a securities purchase agreement with Viscaria Limited (“Viscaria”), wherein the Company agreed to sell, in a private placement, up to 480,000 shares of newly designated 8.00% Series B Convertible Participating Preferred Stock, no par value per share (the “Series B Preferred Stock”), for an aggregate purchase price of up to $480 million. In 2011, pursuant to the securities purchase agreement, the Company issued 330,000 Series B Preferred Stock for a consideration of $330 million which enabled the Company to pay a portion of the cash consideration for the acquisition of IGATE Computer Systems Limited (“IGATE Computer”, currently merged with IGATE Global Solutions Limited “IGATE Global”).

On November 4, 2014, the Company entered into a Conversion and Exchange Agreement with Viscaria pursuant to which Viscaria exercised its option to convert its 330,000 shares of Series B Preferred Stock into 21,730,290 shares of the Company’s common stock. Following this conversion, there were no remaining issued and outstanding shares of Series B Preferred Stock.

The Company incurred issuance costs amounting to $3.4 million which had been netted against the proceeds received from the issuance of Series B Preferred Stock. The Series B Preferred Stock was being accreted over a period of six years. The amount accreted totaled $0.1 million during the three months ended March 31, 2014. The Company accrued cumulative dividends at a rate of 8.00% per annum, compounded quarterly. The amount of such dividends accrued during the three months ended March 31, 2014 was $8.1 million.

IGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

4. Line of Credit

On February 21, 2011, the Company entered into an arrangement with Standard Chartered Bank (“SCB”) for an unsecured revolving working credit facility of $70 million at an annual interest rate of LIBOR plus 195 basis points. On July 3, 2014, the interest rate was renegotiated to LIBOR plus 50 basis points. As of March 31, 2015, the Company had an outstanding amount of $25 million under this line of credit at a weighted average interest rate of 0.77%. On March 10, 2015 and March 9, 2015, the Company entered into similar arrangements, with JP Morgan Chase Bank, N.A (“JPM”) and The Hongkong and Shangai Banking Corporation Limited (“HSBC”) for a maximum aggregate principal amount of $50 million at an interest rate of LIBOR plus 45 basis points and $20 million at an interest rate of LIBOR plus 35 basis points, with the overall borrowing from all of the above banks not exceeding the overall limit of $70 million. As of March 31, 2015, the Company had an outstanding amount of $20 million and $7 million under these facilities at an interest rate of 0.62% and 0.75%, respectively. Interest expense related to these facilities for the three months ended March 31, 2015 and 2014 was $0.1 million and $0.2 million, respectively.

On May 10, 2011, the Company entered into a credit agreement with a bank for revolving credit commitments in an aggregate principal U.S. dollar equivalent of $50 million, maturing on May 10, 2016, at an interest rate of LIBOR plus 280 basis points. On December 22, 2014, the Company entered into Amendment No. 1 (the “Letter Amendment”) increasing the commitment amount to $75 million. Pursuant to this amendment, the facility’s interest rate was amended to LIBOR plus 215 basis points. The proceeds are to be used for working capital and other general corporate purposes. As of March 31, 2015, the Company had an outstanding amount of $55 million under this revolving credit arrangement at an interest rate of 2.3%. Interest expense for the three months ended March 31, 2015 and 2014 was $0.3 million and $0.0 million, respectively.

5. Term Loans

On November 22, 2013, Pan-Asia IGATE Solutions (“Pan-Asia”), a 100% owned subsidiary of the Company, entered into a credit arrangement for a secured term loan facility with a consortium of banks, in an aggregate principal amount of $360 million, which was made available in two tranches. The first tranche comprised of $270 million maturing with principal due from November 2016 to November 2018, carrying an interest rate of LIBOR plus 325 basis points. The second tranche comprised of $90 million maturing 9 months from the utilization date of November 25, 2013, carrying an interest rate of LIBOR plus 200 basis points, which was fully repaid in the third quarter of 2014. As of March 31, 2015, the Company had an outstanding amount of $234 million under the first tranche of the loan.

As of March 31, 2015, the unamortized debt issuance cost was $5.5 million, of which $2.4 million is accounted for as part of prepaid expenses and other current assets and $3.1 million as part of deposits and other assets. These costs are being amortized to interest expense over the remaining period using the effective interest method. The amount amortized and included in interest expense was $0.6 million for each of the three months ended March 31, 2015 and 2014. In connection with the term loan, the Company recorded interest expense of $2.0 million and $2.8 million for the three months ended March 31, 2015 and 2014, respectively.

This facility was used to pay down a portion of the Company’s Senior Notes in April 2014. IGATE Technologies Inc. (“ITI”), the immediate parent company of Pan-Asia, pledged 65% of its equity investment amounting to $388.3 million in Pan-Asia. The loan documents contain customary representations and warranties, events of default, affirmative, negative covenants and financial covenants and the loan was guaranteed by the Company and several of its 100% owned subsidiaries. Pursuant to the provisions of the loan agreement, $3.3 million and $5.3 million of cash is restricted towards interest payment and has been disclosed as part of restricted cash as of March 31, 2015 and December 31, 2014, respectively.

As of March 31, 2015, the Company was in compliance with all covenants associated with the aforementioned borrowings.

6. Senior notes

On April 2, 2014, the Company completed a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to persons outside the United States under Regulation S of the Securities Act, of $325 million aggregate principal amount of 4.75% Senior Notes due April 15, 2019 (the “Notes”) to several initial purchasers. The Notes were issued pursuant to an indenture (the “Indenture”), dated as of April 2, 2014, by and among the Company, ITI, IGATE, Inc., IGATE Holding Corporation and Wilmington Trust, National Association (“the trustee”). The interest is payable semi-annually in cash in arrears on April 15 and October 15 of each year, beginning on October 15, 2014. The Notes are senior unsecured obligations of the Company guaranteed by the Company’s domestic 100% owned subsidiaries, as identified in Note 18, with exceptions considered customary for such guarantees under which a subsidiary’s guarantee would terminate.

IGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

The terms of the Indenture will, among other things, limit the ability of the Company and its restricted subsidiaries to (i) incur additional indebtedness or issue certain preferred stock; (ii) pay dividends on, or make distributions in respect of, their capital stock or repurchase their capital stock; (iii) make certain investments or other restricted payments; (iv) sell certain assets; (v) create liens or use assets as security in other transactions; (vi) merge, consolidate or transfer or dispose of substantially all of their assets; and (vii) engage in certain transactions with affiliates. These covenants are subject to a number of important limitations and exceptions that are described in the Indenture. The Indenture also contains certain financial covenants relating to Consolidated Total Leverage Ratio, Consolidated Total Secured Leverage Ratio and a Fixed Charge Coverage Ratio that the Company must comply with, when any of the above events occur. As of March 31, 2015, no such events have occurred.

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

As of March 31, 2015, the unamortized debt issuance cost was $4.4 million, of which $1.0 million is accounted for as part of prepaid expenses and other current assets and $3.4 million as part of deposits and other assets. These costs are being amortized to interest expense over the remaining period till April 2019 using the effective interest method. The amount amortized was $0.2 million for the three months ended March 31, 2015. Interest expense (including amortized debt issue costs) for the three months ended March 31, 2015 was $4.1 million.

Extinguished Senior Notes:

Pursuant to the “Optional Redemption”, as per the terms of the indenture, dated April 29, 2011, the Company redeemed all the outstanding 9.00% Senior Notes of $770 million together with a make whole premium on April 22, 2014. The issuance costs amortized for the three months ended March 31, 2014 was $1.7 million. Interest expense prior to extinguishment (including amortized debt issuance costs) for the three months ended March 31, 2014 was $19.0 million.

IGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

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

The Company uses the estimated annual effective tax rate method in computing its interim tax provision. Certain items, including those deemed to be unusual, infrequent or that cannot be reliably estimated, are excluded from the estimated annual effective tax rate. In these cases, the actual tax expense or benefit applicable to those items is recorded in the same period as the related item. The Company’s reported effective tax rate (“ETR”), including discrete items, was 31.6% and 29.7% for the three months ended March 31, 2015 and 2014, respectively.

The difference in the ETR as compared to the U.S. statutory rate of 35.0% is primarily attributable to certain tax holiday benefits enjoyed by the Company’s subsidiary in India.

Under the Indian Income-tax Act, 1961, IGATE Global is eligible to claim income tax holiday on profits derived from the export of software services from divisions registered under Special Economic Zone (“SEZ”) arrangements. Profits derived from the export of software services from these divisions registered under the SEZ scheme are eligible for a 100% tax holiday during the initial five consecutive assessment years followed by 50% for the subsequent five years, and 50% for another five years subject to fulfillment of certain conditions; from the date of commencement of operations by the respective SEZ divisions. For the three months ended March 31, 2015 and 2014, the tax holiday benefits were $2.5 million and $1.5 million, respectively. This SEZ tax holiday will begin to expire from March 2023 through 2029.

As of March 31, 2015 and December 31, 2014, total gross unrecognized tax benefits, excluding related interest and penalties, were $13.4 million and $13.2 million respectively. There has been no material movements in ASC 740-10 reserves since December 31, 2014.

The Company recognizes interest related to uncertain tax positions within the interest expense line in the condensed consolidated statements of income. During the three months ended March 31, 2015 and 2014, the Company has recorded interest expense of $0.2 million and $1.0 million, respectively, in relation to uncertain tax positions in the condensed consolidated statements of income. The total amount of accrued interest in the condensed consolidated balance sheet amounted to $1.4 million as of March 31, 2015.

As of March 31, 2015, the Company had $11.8 million of net unrecognized tax benefits arising out of the tax positions which would affect the effective tax rate, if recognized. The Company believes it is possible that its existing unrecognized tax benefits may decrease by an amount up to $4.3 million over the next 12 months. The Company believes that it has adequately provided for any reasonably foreseeable outcomes related to its tax audits/assessments and that any settlement will not have a material adverse effect on its consolidated financial position or results of operation. However, there can be no assurances as to the possible outcomes.

IGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

8. Earnings Per Share

The Company computes earnings per share in accordance with ASC Topic 260, “Earnings per share” and ASC Topic 260-10-45 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. Basic earnings per share for different classes of stock (common stock and the Series B Preferred Stock) is calculated by dividing net income available to each class by the weighted average number of shares of each class. Diluted earnings per share is computed using the weighted average number of common stock, unvested restricted stock plus the potentially dilutive effect of common stock and Series B Preferred Stock equivalents.

IGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

Earnings per share for the common stock and Series B Preferred Stock under the two class method are presented below (dollars and shares in thousands, except per share data):

			Three Months Ended March 31,
			2015	2014
Net income attributable to IGATE common shareholders			$38,020	$23,338
Add: Dividend on Series B Preferred Stock			0	8,139

			38,020	31,477
Less: Dividends paid on
Series B Preferred Stock	[A	]	0	8,139

Undistributed Income			$38,020	$23,338

Allocation of Undistributed Income :
Common stock	[B	]	$38,020	$17,256
Series B Preferred Stock	[C	]	0	6,082

			$38,020	$23,338

Shares outstanding for allocation of undistributed income:
Common stock			80,930	58,808
Series B Preferred Stock			0	20,726

			80,930	79,534

Weighted average shares outstanding:
Common stock	[D	]	80,888	58,687
Series B Preferred Stock	[E	]	0	20,726

			80,888	79,413

Weighted average common stock outstanding			80,888	58,687
Dilutive effect of stock options and restricted shares outstanding			1,901	1,854

Dilutive weighted average shares outstanding	[F	]	82,789	60,541

Undistributed earnings per share:
Common stock	[G=B/D	]	$0.47	$0.29
Earnings per share—Basic:
Common stock	[G	]	$0.47	$0.29
Earnings per share—Diluted	[B/F	]	$0.46	$0.29

The number of outstanding options to purchase common shares for which the option exercise prices exceeded the average market price of the common shares aggregated 0.8 million and 0.2 million for the three months ended March 31, 2015 and March 31, 2014, respectively. These options were excluded from the computation of diluted earnings per share under the treasury stock method. Following the conversion of Series B Preferred stock to common stock, there were no remaining issued and outstanding shares of Series B Preferred Stock. The number of shares of outstanding Series B Preferred Stock for which the earnings per share exceeded the earnings per share of common stock aggregated to 20.7 million for the three months ended March 31, 2014. These shares were excluded from the computation of diluted earnings per share as they were anti-dilutive.

IGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

9. Investments

Short term investments comprise the following (in thousands):

	As of March 31, 2015
	Carrying Value	Unrealized Gain	Fair Value
Liquid mutual funds	$57,763	$463	$58,226
Fixed deposits with banks	223	0	223

	$57,986	$463	$58,449

	As of December 31, 2014
	Carrying Value	Unrealized Gain	Fair Value
Liquid mutual funds	$81,765	$500	$82,265
Fixed deposits with banks	221	0	221

	$81,986	$500	$82,486

Contractual maturities of short-term and other investments in available-for-sale securities as of March 31, 2015 was as follows (in thousands):

As of March 31, 2015
Due within one year	$58,449

Realized gains and losses on the cost of securities sold or disposed is determined on First in First out (“FIFO”) method.

Realized gains and proceeds from the sale of available-for-sale securities are as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Gross realized gains	$1,604	$5,108
Sale proceeds	162,315	213,053

The changes in the unrealized gain, net, on marketable securities carrying value for the three months ended March 31, 2015 and 2014 are as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Unrealized gain on marketable securities at the beginning of the period	$500	$2,345
Net unrealized gain due to changes in the fair value	1,567	4,152
Reclassification into earnings on sale	(1,604)	(5,108)

Unrealized gain on marketable securities at the end of the period	$463	$1,389

IGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

10. Accumulated Other Comprehensive Income (Loss)

The changes in the balances of accumulated other comprehensive income (loss), by component for the three months ended March 31, 2015 and 2014 are summarized as follows (in thousands):

	Three Months Ended March 31,
	2015			2014
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
Unrealized gain on Marketable securities:
Beginning balance attributable to IGATE common shareholders	$500	$(170)	$330	$2,335	$(793)	$1,542
Amount of gain (loss) recognized in other comprehensive income	1,567	(533)	1,034	4,151	(1,410)	2,741
Amount of (gain) loss reclassified to other income	(1,604)	545	(1,059)	(5,108)	1,754	(3,354)
Portion attributable to non-controlling interests	(1)	0	(1)	5	(2)	3

Ending balance attributable to IGATE common shareholders	$462	$(158)	$304	$1,383	$(451)	$932

Unrealized gain (loss) on cash flow hedges:
Beginning balance attributable to IGATE common shareholders	$1,677	$(570)	$1,107	$(71)	$23	$(48)
Amount of gain (loss) recognized in other comprehensive income	10,201	(3,467)	6,734	6,840	(2,325)	4,515
Amount of (gain) loss reclassified to foreign exchange gain (loss)	(3,804)	1,293	(2,511)	(203)	70	(133)
Portion attributable to non-controlling interests	(33)	11	(22)	(33)	12	(21)

Ending balance attributable to IGATE common shareholders	$8,041	$(2,733)	$5,308	$6,533	$(2,220)	$4,313

Actuarial gain (loss) relating to defined benefit plan:
Beginning balance attributable to IGATE common shareholders	$1,699	$(577)	$1,122	$1,634	$(555)	$1,079
Amount of gain (loss) recognized in other comprehensive income	509	(173)	336	538	(183)	355
Amounts of (gain) loss reclassified to cost of revenues	(5)	2	(3)	(60)	21	(39)
Portion attributable to non-controlling interests	(3)	1	(2)	(3)	2	(1)

Ending balance attributable to IGATE common shareholders	$2,200	$(747)	$1,453	$2,109	$(715)	$1,394

Foreign currency translation:
Beginning balance attributable to IGATE common shareholders	$(412,967)	$0	$(412,967)	$(389,688)	$0	$(389,688)
Amount of gain (loss) recognized in other comprehensive income	1,827	0	1,827	29,573	0	29,573
Amounts of (gain) reclassified to earnings	0	0	0	0	0	0
Portion attributable to non-controlling interests	(24)	0	(24)	(154)	0	(154)

Ending balance attributable to IGATE common shareholders	$(411,164)	$0	$(411,164)	$(360,269)	$0	$(360,269)

IGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

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

In respect of foreign exchange derivative contracts which hedge the foreign currency risk associated with both the anticipated sales transaction and the collection thereof (dual purpose hedges), the hedge effectiveness is assessed based on overall changes in fair value with the effective portion of gains or losses included in accumulated other comprehensive income (loss). The effective portion of gain or loss attributable to forecasted sales are reclassified from accumulated other comprehensive income (loss) and recognized in consolidated statements of income when the sales transaction occurs. Post the date of a sales transaction, the Company reclassifies an amount from accumulated other comprehensive income (loss) to earnings to offset foreign currency translation gain (loss) recorded for the respective receivable during the period. In addition, the Company determines the amount of cost to be ascribed to each period of the hedging relationship based on the functional currency interest rate implicit in the hedging relationship and recognizes this cost by reclassifying it from accumulated other comprehensive income (loss) to consolidated statements of income for recognized receivables based on the pro rata method.

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

The Company enters into foreign exchange currency contracts to mitigate and manage the risk of changes in foreign exchange rates. The following table presents outstanding notional amount and balance sheet location information related to foreign exchange derivative contracts as of March 31, 2015 and December 31, 2014 (in thousands):

	As of
	March 31, 2015			December 31, 2014
	Notional Amount	Current Asset	Current Liability	Notional Amount	Current Asset	Current Liability
Cash flow hedge transactions qualifying for hedge accounting	$219,246	$8,083	$0	$277,519	$2,963	$1,277
Fair value hedge transactions not qualifying for hedge accounting	$57,217	$453	$0	$30,876	$237	$10

IGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

The foreign exchange derivative contracts mature generally within twelve (12) months.

The effect of derivative instruments on the condensed consolidated statements of income for the three months ended March 31, 2015 and 2014 is summarized below (in thousands):

Three Months Ended March 31,	Derivatives in ASC Topic 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) recognized in OCI on Derivative	Location of Gain (Loss) reclassified from Accumulated OCI into Income	Amount of Gain (Loss) reclassified from Accumulated OCI into Income	Location of Gain (Loss) recognized in Income on Derivative	Amount of Gain (Loss) recognized in Income Statement
		(Effective Portion)	(Effective Portion)		(Ineffective Portion and amount excluded from effectiveness testing)
2015	Foreign Exchange Contracts	$10,201	Foreign exchange gain (loss), net	$3,804	Foreign exchange gain (loss), net	$0
2014	Foreign Exchange Contracts	$6,840	Foreign exchange gain (loss), net	$203	Foreign exchange gain (loss), net	$0

Derivatives not designated as hedging instruments (in thousands):

	Three Months Ended March 31,
	2015	2014
Statement of Income
Foreign exchange gain, net	$2,547	$493

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

The estimated net amount of existing gains, net of taxes, as of March 31, 2015 that is expected to be reclassified from accumulated other comprehensive income (losses) into earnings within the next 12 months is $5.3 million.

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

	Gross Amount presented in the Consolidated Balance Sheet	Potential effect of rights of set off	Net amount of recognized assets/ liabilities
As of March 31, 2015:
Foreign exchange derivative assets	$8,536	$0	$8,536
Foreign exchange derivative liabilities	$0	$0	$0

As of December 31, 2014:
Foreign exchange derivative assets	$3,200	$827	$2,373
Foreign exchange derivative liabilities	$1,287	$827	$460

IGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

The Company mitigates the credit risk of these foreign exchange derivative contracts by transacting with highly rated counterparties in India which are major banks. As of March 31, 2015, the Company has evaluated the credit and non-performance risks associated with the counterparties and believes that the impact of the credit risk associated with the outstanding derivatives were insignificant.

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

Investments and Foreign exchange derivative contracts, as disclosed in Note 9 and 11, which are measured at fair value are summarized below (in thousands):

IGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

		Fair Value measurement at reporting date using
Description	As of March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Current Assets:
Short term investments:
a) Liquid mutual fund units	$58,226	$58,226	$0	$0
b) Fixed deposits with banks	223	223	0	0
Foreign exchange derivative contracts	8,536	0	8,536	0

Total current assets	$66,985	$58,449	$8,536	$0

Liabilities
Current Liabilities:
Foreign exchange derivative contracts	$0	$0	$0	$0

Total current liabilities	$0	$0	$0	$0

		Fair Value measurement at reporting date using
Description	As of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Current Assets:
Short term investments:
a) Liquid mutual fund units	$82,265	$82,265	$0	$0
b) Fixed deposits with banks	221	221	0	0
Foreign exchange derivative contracts	3,200	0	3,200	0

Total current assets	$85,686	$82,486	$3,200	$0

Liabilities
Current Liabilities:
Foreign exchange derivative contracts	$1,287	$0	$1,287	$0

Total current liabilities	$1,287	$0	$1,287	$0

IGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

13. Employee Benefits

Defined Contribution Plan

The Company’s eligible employees in India and other countries in Asia Pacific region participate in the Employees’ Provident Fund (the “Provident Fund”), which is a defined contribution plan. The employee and the Company make monthly contributions of a specified percentage of salary to the Provident Fund, which is administered by the prescribed authority. The Company’s contribution to the Provident Fund was $2.4 million and $2.1 million for the three months ended March 31, 2015 and 2014, respectively.

The Company is required to pay a proportion of employees’ salary and wages into a Superannuation fund in Australia, which is a defined contribution plan. The Company’s employees are also encouraged to set aside additional funds into superannuation. The Company’s contribution was $0.04 million for the three months ended March 31, 2015. The Company is also making monthly contributions of a specified percentage to U.K, Sweden and Switzerland Pension scheme, which is administered by an authority. The Company’s contribution to the Pension Scheme was $0.2 million for the three months ended March 31, 2015.

401(k) Plan

Eligible employees of United States and Canada of the Company participate in an employee retirement savings plan (the “Plan”) under Section 401(k) of the United States Internal Revenue Code. The Plan allows for employees to defer a portion of their annual earnings on a pre-tax basis through voluntary contributions to the Plan. The Company is currently making contributions under the plan which amounted to $0.7 million for the three months ended March 31, 2015.

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

The following table sets forth the net periodic cost recognized by the Company in respect of the Plan (in thousands):

	Three Months Ended March 31,
	2015	2014
Net periodic plan cost
Service cost	$681	$661
Interest cost	357	319
Expected return on plan asset	(236)	(228)
Amortization of actuarial loss (gain)	(4)	(59)

Net periodic plan cost for the period	$798	$693

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

14. Stock-based compensation

During the three months ended March 31, 2015 and 2014, the Company granted 0 and 18,000 options, respectively. During the three months ended March 31, 2015 and 2014, the Company granted 10,700 and 45,500 stock awards, respectively.

Stock-based compensation expense recorded in income from operations during the three months ended March 31, 2015 and 2014 (in thousands) was as follows:

IGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

	Three Months Ended March 31,
	2015	2014
Stock -based compensation expense recorded in:
Cost of revenues	$1,826	$1,819
Selling, general and administrative expense	2,565	2,478

Total stock-based compensation expense	$4,391	$4,297

During the three months ended March 31, 2015 and 2014, the Company issued 0.1 million and 0.4 million shares, respectively, upon exercise of stock options and awards.

15. Other income, net

Components of other income for the three months ended March 31, 2015 and 2014 (in thousands) was as follows:

	Three Months Ended March 31,
	2015	2014
Investment income	$1,604	$5,108
Interest income	33	1,625
Gain (loss) on sale of fixed assets	18	(47)
Other	281	668

Other income, net	$1,936	$7,354

16. Concentration of revenues

The following table sets forth the concentration of revenues greater than 10% by customer for the periods shown:

	Three Months Ended March 31,
	2015		2014
General Electric Company	16%		15%
Royal Bank of Canada	—	(1)%	10%

(1)	Revenue by customer is less than the threshold limit for the three months ended March 31, 2015, hence not provided.

IGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

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

IGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

Condensed consolidating financial information for the Company and the Guarantors are as follows (in thousands):

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2015

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$3,184	$20,130	$65,400	$0	$88,714
Restricted cash	0	6,500	3,283	0	9,783
Short-term investments	0	0	58,449	0	58,449
Accounts receivable, net	0	122,961	68,133	0	191,094
Unbilled revenues	0	50,735	29,454	0	80,189
Prepaid expenses and other current assets	1,005	10,483	38,714	0	50,202
Prepaid income taxes	0	0	6,789	0	6,789
Deferred tax assets	0	2,386	(1,829)	0	557
Foreign exchange derivative contracts	0	0	8,536	0	8,536
Receivable from related parties	0	2,456	126	0	2,582
Receivable from group companies	67,900	111,058	125,882	(304,840)	0

Total current assets	72,089	326,709	402,937	(304,840)	496,895
Investment in subsidiaries	460,955	700,881	0	(1,161,836)	0
Inter-corporate loan	300,000	2,501	0	(302,501)	0
Deposits and other assets	3,386	1,275	13,841	0	18,502
Restricted cash	0	0	784	0	784
Prepaid income taxes	0	0	31,540	0	31,540
Property and equipment, net	0	6,137	237,757	0	243,894
Leasehold land	0	0	74,291	0	74,291
Deferred tax assets	0	15,438	596	0	16,034
Goodwill	0	1,026	432,955	0	433,981
Intangible assets, net	0	43	101,580	0	101,623

Total assets	$836,430	$1,054,010	$1,296,281	$(1,769,177)	$1,417,544

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$0	$608	$9,222	$0	$9,830
Line of credit	55,000	0	52,000	0	107,000
Accrued payroll and related costs	0	15,401	24,517	0	39,918
Other accrued liabilities	7,182	20,246	37,212	0	64,640
Accrued income taxes	0	1,870	5,632	0	7,502
Foreign exchange derivative contracts	0	0	0	0	0
Deferred revenue	0	10,561	3,057	0	13,618
Payable to group companies	44,723	192,641	67,476	(304,840)	0

Total current liabilities	106,905	241,327	199,116	(304,840)	242,508
Other long-term liabilities	0	774	4,858	0	5,632
Senior Notes	325,000	0	0	0	325,000
Term loans	0	0	234,000	0	234,000
Accrued income taxes	0	0	8,618	0	8,618
Inter-corporate loan	0	300,000	2,501	(302,501)	0

Deferred tax liabilities	0	0	32,794	0	32,794

Total liabilities	431,905	542,101	481,887	(607,341)	848,552

IGATE Corporation shareholders’ equity:
Common shares	819	330,000	79,417	(409,417)	819
Common shares held in treasury, at cost	(14,714)	0	0	0	(14,714)
Additional paid-in capital	688,035	161,277	580,193	(752,419)	677,086
Retained earnings	(269,615)	20,536	555,107	0	306,028
Accumulated other comprehensive loss	0	96	(404,195)	0	(404,099)

Total IGATE Corporation shareholders’ equity	404,525	511,909	810,522	(1,161,836)	565,120
Non-controlling interest	0	0	3,872	0	3,872

Total equity	404,525	511,909	814,394	(1,161,836)	568,992

Total liabilities and shareholders’ equity	$836,430	$1,054,010	$1,296,281	$(1,769,177)	$1,417,544

IGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2014

	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$186	$22,003	$81,995	$0	$104,184
Restricted cash	0	0	5,305	0	5,305
Short-term investments	0	0	82,486	0	82,486
Accounts receivable, net	0	111,040	63,119	0	174,159
Unbilled revenues	0	33,817	30,119	0	63,936
Prepaid expenses and other current assets	991	5,207	36,743	0	42,941
Prepaid income taxes	0	7,362	6,025	0	13,387
Deferred tax assets	0	2,386	124	0	2,510
Foreign exchange derivative contracts	0	0	3,200	0	3,200
Receivable from related parties	0	2,513	3,385	0	5,898
Receivable from group companies	61,865	131,135	81,204	(274,204)	0

Total current assets	63,042	315,463	393,705	(274,204)	498,006
Investment in subsidiaries	460,955	700,603	0	(1,161,558)	0
Inter-corporate loan	320,000	2,501	0	(322,501)	0
Deposits and other assets	3,640	1,275	14,554	0	19,469
Restricted cash	0	0	0	0	0
Prepaid income taxes	0	0	31,479	0	31,479
Property and equipment, net	0	4,766	229,275	0	234,041
Leasehold land	0	0	73,858	0	73,858
Deferred tax assets	0	15,438	666	0	16,104
Goodwill	0	1,026	429,224	0	430,250
Intangible assets, net	0	60	102,936	0	102,996

Total assets	$847,637	$1,041,132	$1,275,697	$(1,758,263)	$1,406,203

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$0	$3,876	$7,292	$0	$11,168
Line of credit	75,000	0	52,000	0	127,000
Accrued payroll and related costs	0	18,882	28,756	0	47,638
Other accrued liabilities	3,337	26,025	39,241	0	68,603
Accrued income taxes	0	650	6,555	0	7,205
Foreign exchange derivative contracts	0	0	1,287	0	1,287
Deferred revenue	0	12,929	4,858	0	17,787
Payable to group companies	44,725	165,494	63,985	(274,204)	0

Total current liabilities	123,062	227,856	203,974	(274,204)	280,688
Other long-term liabilities	0	667	5,669	0	6,336
Senior Notes	325,000	0	0	0	325,000
Term loans	0	0	234,000	0	234,000
Accrued income taxes	0	0	8,000	0	8,000
Inter-corporate loan	0	320,000	2,501	(322,501)	0
Deferred tax liabilities	0	0	33,363	0	33,363

Total liabilities	448,062	548,523	487,507	(596,705)	887,387

IGATE Corporation shareholders’ equity:

Common shares	818	330,000	53,518	(383,518)	818
Common shares held in treasury, at cost	(14,714)	0	0	0	(14,714)
Additional paid-in capital	682,343	161,276	605,816	(778,040)	671,395
Retained earnings	(268,872)	1,237	535,643	0	268,008
Accumulated other comprehensive loss	0	96	(410,504)	0	(410,408)

Total IGATE Corporation shareholders’ equity	399,575	492,609	784,473	(1,161,558)	515,099
Non-controlling interest	0	0	3,717	0	3,717

Total equity	399,575	492,609	788,190	(1,161,558)	518,816

Total liabilities and shareholders’ equity	$847,637	$1,041,132	$1,275,697	$(1,758,263)	$1,406,203

IGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THREE MONTHS ENDED MARCH 31, 2015

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues	$0	$223,591	$171,406	$(72,955)	$322,042
Cost of revenues (exclusive of depreciation and amortization)	0	169,342	112,551	(72,955)	208,938

Gross margin	0	54,249	58,855	0	113,104
Selling, general and administrative expense	0	19,305	28,326	0	47,631
Depreciation and amortization	0	587	9,974	0	10,561

Income from operations	0	34,357	20,555	0	54,912
Interest expense	(4,446)	(3,257)	(2,943)	3,257	(7,389)
Foreign exchange gain (loss), net	(13)	(199)	6,525	0	6,313
Other income (expense), net	3,257	99	1,837	(3,257)	1,936

Income before income taxes	(1,202)	31,000	25,974	0	55,772
Income tax expense (benefit)	(459)	11,701	6,404	0	17,646

Net income (loss)	(743)	19,299	19,570	0	38,126
Non-controlling interest	0	0	106	0	106

Net income (loss) attributable to IGATE Corporation	(743)	19,299	19,464	0	38,020
Accretion to preferred stock	0	0	0	0	0
Preferred dividend	0	0	0	0	0

Net income (loss) attributable to IGATE common shareholders	$(743)	$19,299	$19,464	$0	$38,020

IGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THREE MONTHS ENDED MARCH 31, 2014

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues	$0	$184,776	$179,146	$(61,716)	$302,206
Cost of revenues (exclusive of depreciation and amortization)	0	136,944	113,552	(61,716)	188,780

Gross margin	0	47,832	65,594	0	113,426
Selling, general and administrative expense	0	14,999	27,662	0	42,661
Depreciation and amortization	0	379	9,179	0	9,558

Income from operations	0	32,454	28,753	0	61,207
Interest expense	(19,003)	(17,324)	(4,632)	17,330	(23,629)
Foreign exchange gain (loss), net	48	23	133	0	204
Other income (expense), net	17,324	1,159	6,201	(17,330)	7,354

Income before income taxes	(1,631)	16,312	30,455	0	45,136
Income tax expense (benefit)	0	7,097	6,328	0	13,425

Net income (loss)	(1,631)	9,215	24,127	0	31,711
Non-controlling interest	0	0	95	0	95

Net income (loss) attributable to IGATE Corporation	(1,631)	9,215	24,032	0	31,616
Accretion to preferred stock	139	0	0	0	139
Preferred dividend	8,139	0	0	0	8,139

Net income (loss) attributable to IGATE common shareholders	$(9,909)	$9,215	$24,032	$0	$23,338

IGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THREE MONTHS ENDED MARCH 31, 2015

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net Income (loss) attributable to IGATE common shareholders	$(743)	$19,299	$19,464	$0	$38,020
Add: Non-controlling interest	0	0	106	0	106
Other comprehensive income:
Change in fair value on marketable securities	0	0	(25)	0	(25)
Unrecognized actuarial gain on pension liability	0	0	333	0	333
Change in fair value of cash flow hedges	0	0	4,223	0	4,223
Gain on foreign currency translation	0	0	1,827	0	1,827

Total comprehensive income (loss)	(743)	19,299	25,928	0	44,484
Less: Total comprehensive income attributable to non-controlling interest	0	0	155	0	155

Total comprehensive income (loss) attributable to IGATE common shareholders	$(743)	$19,299	$25,773	$0	$44,329

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THREE MONTHS ENDED MARCH 31, 2014

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net Income (loss) attributable to IGATE common shareholders	$(9,909)	$9,215	$24,032	$0	$23,338
Add: Non-controlling interest	0	0	95	0	95
Other comprehensive income:
Change in fair value on marketable securities	0	0	(613)	0	(613)
Unrecognized actuarial gain on pension liability	0	0	316	0	316
Change in fair value of cash flow hedges	0	0	4,382	0	4,382
Gain on foreign currency translation	0	0	29,573	0	29,573

Total comprehensive income (loss)	(9,909)	9,215	57,785	0	57,091
Less: Total comprehensive income attributable to non-controlling interest	0	0	268	0	268

Total comprehensive income (loss) attributable to IGATE common shareholders	$(9,909)	$9,215	$57,517	$0	$56,823

IGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THREE MONTHS ENDED MARCH 31, 2015

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net income (loss)	$(743)	$19,299	$19,570	$0	$38,126
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	0	587	9,974	0	10,561
Stock-based compensation	0	1,695	2,696	0	4,391
Realized gain on investments	0	0	(1,604)	0	(1,604)
Provision (recovery) of doubtful debts	0	104	66	0	170
Deferred income taxes	0	0	(983)	0	(983)
Amortization of debt issuance costs	240	0	582	0	822
(Gain) loss on sale of property and equipment	0	0	(18)	0	(18)
Deferred rent	0	126	177	0	303
Excess tax benefits related to stock option exercises	0	(182)	0	0	(182)
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenues	0	(28,887)	(5,627)	0	(34,514)
Inter-corporate current account	(6,035)	47,225	(41,195)	5	0
Prepaid expenses and other assets	0	(5,276)	(2,739)	0	(8,015)
Accounts payable	0	(3,267)	4,463	0	1,196
Accrued and other liabilities	3,845	(110)	(4,345)	0	(610)
Restricted cash	0	(6,500)	1,238	0	(5,262)
Deferred revenue	0	(2,368)	(1,667)	0	(4,035)

Net cash flows (used in) provided by operating activities	(2,693)	22,446	(19,412)	5	346

Cash Flows From Investing Activities:
Purchase of property and equipment	0	(2,346)	(17,591)	0	(19,937)
Proceeds from sale of property and equipment	0	0	33	0	33
Purchase of available-for-sale investments	0	0	(135,881)	0	(135,881)
Proceeds from maturities and sale of available-for-sale investments	0	0	162,315	0	162,315
Inter-corporate loan	20,000	0	0	(20,000)	0
Investment in subsidiaries	0	(278)	0	278	0

Net cash flows provided by (used in) investing activities	20,000	(2,624)	8,876	(19,722)	6,530

Cash Flows From Financing Activities:
Payments on capital lease obligations	0	0	(170)	0	(170)
Proceeds from line of credit and term loans	0	0	27,000	0	27,000
Payment of line of credit and term loans	(20,000)	0	(27,000)	0	(47,000)
Proceeds from exercise of stock options	5,509	(1,695)	(2,427)	(269)	1,118
Excess tax benefits related to stock option exercises	182	0	0	0	182
Inter-corporate loan	0	(20,000)	0	20,000	0

Net cash flows provided by (used in) financing activities	(14,309)	(21,695)	(2,597)	19,731	(18,870)

Effect of exchange rate changes	0	0	(3,462)	(14)	(3,476)

Net change in cash and cash equivalents	2,998	(1,873)	(16,595)	0	(15,470)
Cash and cash equivalents, beginning of period	186	22,003	81,995	0	104,184

Cash and cash equivalents, end of period	$3,184	$20,130	$65,400	$0	$88,714

IGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THREE MONTHS ENDED MARCH 31, 2014

	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net income (loss)	$(1,631)	$9,215	$24,127	$0	$31,711
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	0	379	9,179	0	9,558
Stock-based compensation	0	1,443	2,854	0	4,297
Realized gain on investments	0	0	(5,108)	0	(5,108)
Provision (recovery) of doubtful debts	0	(1,123)	(26)	0	(1,149)
Deferred income taxes	0	0	(962)	0	(962)
Amortization of debt issuance costs	1,678	0	617	0	2,295
(Gain) loss on sale of property and equipment	0	0	47	0	47
Deferred rent	0	34	256	0	290
Excess tax benefits related to stock option exercises	0	(2,554)	0	0	(2,554)
Changes in operating assets and liabilities:
Accounts receivable and unbilled revenues	0	(9,251)	(7,433)	0	(16,684)
Inter-corporate current account	(26,570)	65,813	(39,243)	0	0
Prepaid expenses and other assets	0	(2,182)	(1,300)	0	(3,482)
Accounts payable	0	(115)	3,335	0	3,220
Accrued and other liabilities	17,325	31	(17,103)	0	253
Restricted cash	0	0	0	0	0
Deferred revenue	0	(3,632)	(926)	0	(4,558)

Net cash flows (used in) provided by operating activities	(9,198)	58,058	(31,686)	0	17,174

Cash Flows From Investing Activities:
Purchase of property and equipment	0	(761)	(15,213)	0	(15,974)
Proceeds from sale of property and equipment	0	0	80	0	80
Purchase of available-for-sale investments	0	0	(184,786)	0	(184,786)
Proceeds from maturities and sale of available-for-sale investments	0	0	213,053	0	213,053
Inter-corporate loan	0	0	0	0	0
Investment in subsidiaries	0	0	0	0	0

Net cash flows provided by (used in) investing activities	0	(761)	13,134	0	12,373

Cash Flows From Financing Activities:
Payments on capital lease obligations	0	0	(111)	0	(111)
Proceeds from line of credit and term loans	0	0	0	0	0
Payment of line of credit and term loans	0	0	0	0	0
Proceeds from exercise of stock options	6,644	(1,443)	(2,854)	0	2,347
Excess tax benefits related to stock option exercises	2,554	0	0	0	2,554
Inter-corporate loan	0	0	0	0	0

Net cash flows provided by (used in) financing activities	9,198	(1,443)	(2,965)	0	4,790

Effect of exchange rate changes	0	0	(1,229)	0	(1,229)

Net change in cash and cash equivalents	0	55,854	(22,746)	0	33,108
Cash and cash equivalents, beginning of period	0	82,497	122,339	0	204,836

Cash and cash equivalents, end of period	$0	$138,351	$99,593	$0	$237,944

IGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

19. Commitments and contingencies

Capital commitments

As of March 31, 2015, the Company has open purchase orders totaling $24.5 million towards construction of new facilities and purchase of property and equipment.

Bank guarantees

As of March 31, 2015, guarantees and letters of credit provided by banks on behalf of the Company’s subsidiaries, to customs authorities, customers and vendors for capital procurements amounted to $3.7 million. These guarantees and letters of credit have a remaining term of approximately one month to five years.

Other commitments

The Company’s business process delivery centers in India are 100% Export Oriented units or Software Technology Parks (“STPs”) and SEZs under the STP and SEZ guidelines issued by the Government of India. These units are exempted from customs, central excise duties, and levies on imported and indigenous capital goods, stores, and spares. The Company has executed legal undertakings to pay custom duties, central excise duties, levies, and liquidated damages payable, if any, in respect of imported and indigenous capital goods, stores, and spares consumed duty free, in the event that certain terms and conditions are not fulfilled.

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

Contingencies

During the current quarter, the Company has been served a notice for the assessment of property tax liability by local governing body in India. The Company has accrued liability from the date of license agreement as against the date of possession as the Company was merely in possession of the property and could not have entered and constructed or enjoyed the benefits of the Property. Accordingly, the Company has not accrued for $1.4 million representing the estimated property taxes from the date of possession through the date of license, as the management believes that these are not tenable against the Company.

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

IGATE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs – Interest – Imputation of Interest (Subtopic 835-30)”. ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of debt discount. The ASU intends to reduce complexity for financial statement preparers across all industries. This guidance is effective for annual reporting periods beginning after December 15, 2015 and interim periods within those fiscal years on a retrospective basis. Early adoption is permitted. The Company will adopt this ASU on January 1, 2016 and will have an impact on the presentation of debt issuance costs on the consolidated financial statements.

In April 2015, the FASB issued ASU 2015-04, “Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets – Compensation Retirement Benefits (Topic 750)”. The ASU provides practical expedient for entities with a fiscal year end that does not coincide with a month end, by permitting the entities to measure defined benefit plan assets and obligations using the month end that is closest to the entity’s fiscal year end and apply practical expedient consistently from year to year and to all plans if the entity has more than one plan. The entity is also required to adjust the measurement of defined benefit plan assets and obligations for significant events that occur between the month end and the entity’s fiscal year end. The amendments in this update are effective for annual reporting periods beginning after December 15, 2015 and interim periods within those fiscal years on a prospective basis. Early adoption is permitted. The ASU does not have an impact on the consolidated financial statements.

21. Recently Adopted Accounting Pronouncements

None.

22. Subsequent Events

On April 25, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Cap Gemini S.A (“SA”), Capgemini North America, Inc. (“NA” and, together with SA, “Parent”) and Laporte Merger Sub, Inc., a wholly owned subsidiary of NA (“Merger Sub”). Upon the terms and subject to the conditions set forth in the Merger Agreement, which has been unanimously approved by the Board of Directors (the “Board”) of the Company and by the boards of directors of SA, NA and Merger Sub, Merger Sub will merge with and into the Company (the “Merger”), whereupon the separate existence of Merger Sub will cease and the Company will be the surviving corporation and a wholly owned subsidiary of NA. In connection with the Merger (“Effective Time”), each outstanding share of Company common stock (other than shares owned by the Company as treasury stock or by Parent or Merger Sub) will be converted into the right to receive $48.00 in cash. The transaction is subject to the receipt of regulatory approvals and other customary closing conditions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the statements in this Form 10-Q contain statements that are not historical facts and that constitute “forward-looking statements” within the meaning of such term under the Private Securities Litigation Reform Act of 1995. These forward-looking statements include our financial growth and liquidity projections as well as statements concerning our plans, strategies, intentions and beliefs concerning our business, cash flows, costs and the markets in which we operate. Without limiting the foregoing, the words “believe,” “anticipate,” “plan,” “expect” and similar expressions are intended to identify certain forward-looking statements. These forward-looking statements are based on information currently available to us, and we assume no obligation to update these statements as circumstances change. There are risks and uncertainties that could cause actual events to differ materially from these forward-looking statements. While we cannot predict all of the risks and uncertainties, they include, but are not limited to, our ability to predict our financial performance, the level of market demand for our services, the highly-competitive market for the types of services that we offer, the impact of competitive factors on profit margins, market conditions that could cause our customers to reduce their spending for our services, our ability to create, acquire and build new businesses and grow our existing businesses, our ability to attract and retain qualified personnel, our ability to reduce costs and conserve cash, currency fluctuations and market conditions in India and elsewhere around the world, and other risks that are described in more detail in our filings with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2014 filed with the SEC on February 9, 2015, and in this Form 10-Q under item 1A.

Unless otherwise indicated or the context otherwise requires, all references in this report to “IGATE”, the “Company”, “us”, “our”, or “we” are to IGATE Corporation, a Pennsylvania corporation, and its consolidated subsidiaries. IGATE Corporation, through its operating subsidiaries, is a worldwide provider of Information Technology (“IT”) and IT-enabled operations, and provides integrated technology and operations-based solutions to large and medium-sized organizations. These services include application development, application maintenance, business intelligence and analytics, verification and validation, product verification and validation, cloud services, engineering design services, enterprise application solutions, enterprise mobility, infrastructure management services, product and engineering embedded systems, digital services and business process outsourcing (“BPO”).

Website Access to SEC Reports

All periodic and current reports, registration statements, code of conduct policy and other material that we are required to file with the Securities and Exchange Commission (the “SEC”), including our Form 10-K, Quarterly Reports on Form10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act, are or will be available free of charge through our investor relations page at www.igate.com. Such documents are available as soon as reasonably practicable after electronic filing of the material with the SEC. The inclusion of our website address above and elsewhere in this report is, in each case, intended to be an inactive textual reference only and not an active hyperlink to our website. The information contained in, or that can be accessed through, our website is not part of this report.

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

We deliver a comprehensive range of solutions and services across multiple domains and industries including healthcare, life sciences, insurance, manufacturing, banking, financial services, business administrative services, data management services, product and engineering solutions, retail, consumer packaged goods, communications, energy, utility, media and entertainment. Our services include application development, application maintenance, business intelligence and analytics, cloud services, engineering design services, enterprise application solutions, enterprise mobility, infrastructure management services, product and engineering solutions embedded systems, digital services, product verification and validation, verification and validation and BPO.

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

We have adopted a global delivery model for providing varied and complex IT-enabled services to our global customers spread across multiple locations. With a global presence and world class delivery centers spanning across the Americas, EMEA and Asia-Pacific, as of March 31, 2015, our global operations had 30,806 employees (consisting of 28,897 IT and IT-enabled service professionals and 1,909 individuals working in sales, recruiting, general and administrative roles, of which 24,624 employees were located at offshore and 6,182 employees were located at onsite premises). We have 27 offices worldwide. We combine a single business management system with best industry practices, models and standards. We have tailored delivery models encompassing offshore, onsite, near-shore and blended models (onsite, near-shore, offshore) to meet the specific requirements of our clients.

We were founded in 1986. We are incorporated in Pennsylvania and our principal executive office is located at Bridgewater, New Jersey. We have operations in India, Canada, the United States, Belgium, Denmark, France, Finland, Italy, Germany, Ireland, Netherlands, Sweden, Switzerland, Slovakia, Czech Republic, Luxembourg, Mexico, Hungary, Singapore, Malaysia, Japan, Australia, the United Arab Emirates, South Africa, China, Mauritius and the United Kingdom.

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

We service customers in a wide range of industries. Our largest customer is General Electric Company , which accounted for approximately 16% and 15% of revenues for the three months ended March 31, 2015 and 2014, respectively.

Recent Developments

Merger with Cap Gemini

On April 25, 2015, the Company entered into the Merger Agreement with Parent and Merger Sub. Upon the terms and subject to the conditions set forth in the Merger Agreement, which has been unanimously approved by the Board of the Company and by the boards of directors of SA, NA and Merger Sub, Merger Sub will merge with and into the Company, whereupon the separate existence of Merger Sub will cease and the Company will be the surviving corporation and a wholly owned subsidiary of NA. In connection with the Merger , at the Effective Time, each outstanding share of Company common stock (other than shares owned by the Company as treasury stock or by Parent or Merger Sub) will be converted into the right to receive $48.00 in cash. The transaction is subject to the receipt of regulatory approvals and other customary closing conditions.

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

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs – Interest – Imputation of Interest (Subtopic 835-30)”. ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of debt discount. The ASU intends to reduce complexity for financial statement preparers across all industries. This guidance is effective for annual reporting periods beginning after December 15, 2015 and interim periods within those fiscal years on a retrospective basis. Early adoption is permitted. The Company will adopt this ASU on January 1, 2016 and will have an impact on the presentation of debt issuance costs on the consolidated financial statements.

In April 2015, the FASB issued ASU 2015-04, “Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets – Compensation Retirement Benefits (Topic 750)”. The ASU provides practical expedient for entities with a fiscal year end that does not coincide with a month end, by permitting the entities to measure defined benefit plan assets and obligations using the month end that is closest to the entity’s fiscal year end and apply practical expedient consistently from year to year and to all plans if the entity has more than one plan. The entity is also required to adjust the measurement of defined benefit plan assets and obligations for significant events that occur between the month end and the entity’s fiscal year end. The amendments in this update are effective for annual reporting periods beginning after December 15, 2015 and interim periods within those fiscal years on a prospective basis. Early adoption is permitted. The ASU does not have an impact on the consolidated financial statements.

Results of Operations from Continuing Operations for the Three Months Ended March 31, 2015 as Compared to the Three Months Ended March 31, 2014 (Dollars in thousands):

	Three Months Ended March 31,
	2015		2014		% change of Amount from comparable period
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$322,042	100.0%	$302,206	100.0%	6.6%
Cost of revenues (a)	208,938	64.9	188,780	62.5	10.7

Gross margin	113,104	35.1	113,426	37.5	(0.3)
Selling, general and administrative expense	47,631	14.8	42,661	14.1	11.6
Depreciation and amortization	10,561	3.3	9,558	3.2	10.5

Income from operations	54,912	17.0	61,207	20.2	(10.3)
Interest expense	(7,389)	(2.3)	(23,629)	(7.8)	(68.7)
Foreign exchange gain, net	6,313	2.0	204	0.1	2,994.6
Other income	1,936	0.6	7,354	2.4	(73.7)

Income before income taxes	55,772	17.3	45,136	14.9	23.6
Income tax expense (b)	17,646	5.5	13,425	4.4	(b	)

Net income	38,126	11.8	31,711	10.5	20.2
Non-controlling interest	106	0.0	95	0.0	11.6

Net income attributable to IGATE	38,020	11.8	31,616	10.5	20.3
Accretion to preferred stock(c)	—	—	139	0.0	(c	)
Preferred dividend(c)	—	—	8,139	2.7	(c	)

Net income attributable to IGATE common shareholders	$38,020	11.8%	$23,338	7.8%	62.9%

(a)	Cost of revenues is exclusive of depreciation and amortization.
(b)	As the effective tax rate is a better comparable measure, the percent change from comparable period is not computed.
(c)	As there is no amount in the current period, the percent change from previous period is not computed.

Revenues

Revenues for the three months ended March 31, 2015 increased by 6.6%, as compared to the three months ended March 31, 2014. The increase is directly attributable to the combination of increased business with our recurring customers by 8.9% and business with new customers by 1.9%, which was partially offset by the cessation of business with certain existing customers by 1.5%. The increased business with our recurring customers is the direct result of our strategy to prioritize the expansion of our relationships with our existing customers. The movement of the USD against various other currencies had a net adverse impact on our revenues by 2.7% during the three months ended March 31, 2015 as compared to the corresponding period in the previous year.

Our top five customers accounted for 37.2% and 38.5% of the revenues for the three months ended March 31, 2015 and 2014, respectively.

Revenues by Geography

The following table presents our consolidated domestic and international revenues as a percentage of consolidated revenues based on the location of the customer (in thousands):

	Three Months Ended March 31,				% change of amount from comparable period
	2015		2014
	Amount	%	Amount	%
Revenues:
United States	$234,566	72.8	$205,259	67.9	14.3
Canada	25,901	8.0	29,214	9.7	(11.3)
EMEA (1)	44,622	13.9	49,824	16.5	(10.4)
Asia Pacific	16,953	5.3	17,909	5.9	(5.3)

Total revenues	$322,042	100.0	$302,206	100.0	6.6

(1)	Comprises of Europe, Middle East and African countries.

United States:

Our dynamic global delivery model comprising of offshore, onsite and expansion of near-shore delivery centers has enabled us to drive client proximity and centricity. We believe that this combined with the improving economic outlook has resulted in strong prospects for us in this market. It continues to be our leading market and revenues grew by 14.3% for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. The growth was primarily attributable to increased business with our recurring and new customers by 13.5% and 1.8%, respectively which was partially offset by cessation of customers by 1.0%. The revenue growth was primarily attributable to growth in our manufacturing, banking and financial services (“BFS”) and retail and consumer packaged goods verticals of 5.7%, 2.7% and 2.0%, respectively.

Canada:

The movement of USD against CAD adversely impacted our revenues by 10.3% resulting in a net decrease of 11.3 % for the three months ended March 31, 2015 as compared to the three months March 31, 2014. The decrease was also attributable to decreased business with our recurring customers by 1.1% and cessation of business with certain existing customers by 0.5% which was partially offset by the increase in business with our new customers by 0.6%. Our BFS vertical experienced a 15.2% decrease which was partially offset by 4.8% increase in our Insurance vertical.

EMEA:

EMEA continues to be our second leading market representing 13.9% of revenues for the current reporting period. We continue to expand our presence by focusing more on certain markets in the EMEA region where we have promising prospects. In pursuit of gaining traction, we also expanded our delivery centers to enable us to offer more customized solutions to our customers. The revenues decreased by 10.4% for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 primarily due to the movement of the USD against respective currencies which had a net adverse impact on our revenues by 7.6% during the three months ended March 31, 2015 as compared to the corresponding period in the previous year. The decrease was also attributable to decreased business with our recurring customers, which reduced revenues by 3.7% and the cessation of business with certain existing customers, which reduced revenues by 2.1%. These reductions were were partially offset by a 3.0% increase in business with new customers. The diversified, BFS, healthcare and lifesciences and retail and consumer packaged goods verticals experienced revenue reductions of 4.2%, 3.1%, 2.9% and 2.5%, respectively.

Asia Pacific (“APAC”):

Revenues increased by 5.4% and 1.6% with our recurring customers and new customers, respectively, which was partially offset by a 6.7% decrease due to the cessation of business with certain existing customers. However, the movement of the USD against the respective currencies had an adverse impact on revenues by 5.6% resulting in a net decrease in revenues by 5.3% for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. The decrease in revenue was primarily contributed by insurance and diversified verticals contributing to 7.0% and 4.3% which was partially offset by increased revenues in BFS and manufacturing verticals by 3.9% and 2.8%, respectively.

Revenue by verticals

The following table presents our consolidated revenues based on customer business verticals as a percentage of consolidated revenues (in thousands):

	Three Months Ended March 31,				% change of amount from comparable period
	2015		2014
	Amount	%	Amount	%
Revenues:
Banking and financial services	$69,792	21.7	$69,603	23.0	0.3
Insurance	64,950	20.2	61,292	20.3	6.0
Healthcare and life sciences	28,466	8.8	27,347	9.1	4.1
Manufacturing	93,185	28.9	80,037	26.5	16.4
Retail and consumer packaged goods	29,190	9.1	26,386	8.7	10.6
Diversified	36,459	11.3	37,541	12.4	(2.9)

Total revenues	$322,042	100	$302,206	100	6.6

BFS:

Revenues grew by 0.3% for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. The growth was primarily attributable to a 8.4% increase in business with our recurring customers in United States and a 1.0% increase in business with our recurring customers in the APAC region, a 0.7% increase in business with new customers in the United States and a 0.5 % increase in business with new customers in the EMEA region. This growth was partially offset by a 2.4% decrease in business with our recurring customers in Canada and a 1.2% decrease in business with our recurring customers in the EMEA region and a decrease of business by 1.3%, 0.7% and 0.2% resulting from the cessation of existing customers in United States, EMEA and Canada, respectively. The movement of USD against CAD had an adverse impact on the revenues by 3.8% and against various currencies in EMEA region by 0.7%.

Insurance:

Revenues grew by 5.5%, 2.6% and 2.0%, from our recurring customers in United States, Canada and EMEA, respectively, and increased business with new customers attributed to growth of 0.3% and 0.1% in Canada and EMEA, respectively, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. However, the movement of USD against various currencies had an adverse impact on the revenues by 2.5% and decreased business from our recurring customers in the APAC region had an adverse impact of 0.8% on revenues and cessation of business with existing customers attributed to a decrease of 1.0% and 0.2% in the APAC region and United States, resulting in a net increase of 6.0% in revenues for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.

Healthcare and life sciences:

Revenues grew by 4.1% for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. The growth was primarily attributable to a 7.3% increase in business with recurring customers and a 2.9% increase in business with new customers in United States, and a 0.8% increase in business with new customers in EMEA region. The revenues from recurring customers in EMEA decreased by 5.3% and the cessation of business with existing customers in the United States and Canada resulted in a decrease in revenue by 0.6% and 0.1%, respectively. The movement of USD against various currencies had an adverse impact on the revenues by 0.9%.

Manufacturing:

Revenues grew by 16.4% for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. The growth was primarily attributable to 13.7% increase in business with our recurring customers in United States, a 1.8% increase in business with our recurring customers in EMEA and a 0.7% increase in business with our recurring customers in the APAC region and an increase in business with new customers in United States, EMEA and APAC region by 1.2%, 0.8% and 0.3%, respectively. However, the movement of USD against various currencies had an adverse impact on the revenues by 1.6% and cessation of business with existing customers attributed to a decrease in revenues by 0.2%, 0.2% and 0.1% in United States, EMEA and APAC region, respectively, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.

Retail and consumer packaged goods:

Revenues grew by 10.6% for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. The growth was primarily attributable to a 12.2% increase in business with our recurring customers in United States, a 4.2% increase in business with our new customers in United States and a 0.8% increase in business with new customers in EMEA, which was offset by a 0.6% decrease in business as a result of the cessation of customers in United States. Revenues decreased by 4.6% and 0.5% with our recurring customers in EMEA and APAC region, respectively. The movement of USD against various currencies in EMEA region had an adverse impact on the revenues by 0.9%.

Diversified:

Revenues decreased by 2.9% for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. The decrease was primarily attributable to a 2.0% decrease in business with our recurring customers in EMEA and a 0.5% decrease in business with our recurring customers in Canada and cessation of business with our existing customers in United States, APAC and EMEA by 2.0%, 1.1% and 1.0%, respectively, which was partially offset by a 6.1% increase in business with recurring customers in United States and a 1.1% increase in business with new customers in United States, and a 0.6% increase in recurring business in APAC. The movement of USD against various currencies in APAC region had an adverse impact on the revenue by 1.6% and the movement against various currencies in EMEA region had an adverse impact on the revenues by 2.5%.

Revenue by project type

The following table presents our consolidated revenues as a percentage of consolidated revenues based on project type (in thousands):

	Three Months Ended March 31,				% change of amount from comparable period
	2015		2014
	Amount	%	Amount	%
Revenues:
Non-time and material	$213,566	66.3	$202,475	67.0	5.5
Time and material	108,476	33.7	99,731	33.0	8.8

Total revenues	$322,042	100	$302,206	100	6.6

Non-time and material revenues primarily represents contracts with fixed price milestones, fixed time frames and managed services arrangements. Revenues increased by 5.5% for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. The increase was primarily attributable to a 8.6% increase in business with our recurring customers and a 1.8% increase in business with new customers, which was partially offset by a 1.6% decrease in business as a result of the cessation of business with certain existing customers. The movement of the USD against various other currencies had a net adverse impact on our revenues of 3.3% during the three months ended March 31, 2015 as compared to the corresponding period in the previous year.

Time and material projects are projects wherein contract payments are based on the number of consultant hours worked on the project and also includes per transaction pricing. Revenues increased by 8.8% for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. The increase was primarily attributable to a 9.4% increase in business with our recurring customers and a 2.0% increase in business with new customers, which was partially offset by the cessation of business with certain existing customers by 1.2%. The movement of the USD against various other currencies had a net adverse impact on our revenues of 1.4% during the three months ended March 31, 2015 as compared to the corresponding period in the previous year.

Revenue Mix and Utilization

The following table presents our revenue mix and utilization:

	Three Months Ended March 31,
	2015	2014
Efforts:
Onsite	23.7%	21.8%
Offshore	76.3%	78.2%
Revenue Mix:
Onsite	51.8%	49.0%
Offshore	48.2%	51.0%
Realized Rate (IT and Consulting Services):
Onsite	$64.9	$66.2
Offshore	$18.8	$19.8
Utilization:
Utilization (IT and Consulting Services)	73.7%	74.2%
Utilization (BPO)	91.2%	96.1%
Utilization	76.6%	77.9%

During the three months ended March 31, 2015, there was an increase in revenue from onsite services directly attributable to an increase in the use of onsite resources. Our increased investments in building talent capital, leadership, and learning and solution development were attributable to a decrease in realized and utilization rates during the three months ended March 31, 2015. Adverse forex impact has also resulted in decreased realized rates during the three months ended March 31, 2015. We believe our increased on-site presence, stable hiring, increased automation and other scale benefits will improve utilization rates.

Gross margin

Our gross margin percentage (gross margin as percentage of revenues) was 35.1% for the three months ended March 31, 2015 as compared to 37.5% for the three months ended March 31, 2014. The details of gross margin are as follows (in thousands):

Gross Margin Metrics:

	Three Months Ended March 31,
	2015	2014
Revenue	$322,042	$302,206
Cost of revenues:
Direct salary costs	181,484	151,761
Direct travel costs	11,079	14,680
Direct other costs	16,375	22,339

Gross Margin	$113,104	$113,426

As we conduct business through our globally integrated onsite and offshore delivery locations, primarily in India, the strengthening or weakening of the USD against other currencies, has a direct effect on our costs by reducing or increasing the cost of our services in offshore delivery centers which impacts our profitability.

During the three months ended March 31, 2015, the decrease in gross margin percentage was directly attributable to an increase in salaries, performance incentives and other costs directly associated with billable professionals, including payroll taxes and insurance by 3.7% and unfavorable movement of the USD against the INR impacting our gross margin by 0.4% which was partially offset by decrease in immigration costs including visa fees and travel by 1.4% and a better utilization rate by 0.3%.

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

	Three Months Ended March 31,
	2015	2014
Employee costs	$24,017	$22,450
Travel costs	2,375	2,978
Corporate costs:
- Marketing costs	507	1,382
- Legal costs	444	977
- Other corporate costs	9,057	5,087

Total Corporate costs	10,008	7,446
Facility costs	11,231	9,787

Selling, general and administrative expenses	$47,631	$42,661

Our SG&A percentage (SG&A expenses as a percentage of revenues) was 14.8% for the three months ended March 31, 2015, as compared to 14.1% for the three months ended March 31, 2014.

Total SG&A expenses for the three months ended March 31, 2015 increased by $4.9 million as compared to the three months ended March 31, 2014.

Employee costs increased by $1.6 million for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, due to higher salary, overhead expenses and benefits by $2.1 million which was offset by an decrease in staff welfare expenses by $0.5 million.

Our corporate costs increased by $2.6 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. Marketing costs decreased by $0.9 million due to reduced marketing and promotional activities. Legal costs decreased by $0.5 million primarily due to decreased professional fees related to ongoing general litigation matters and receipt of insurance reimbursement of $0.2 million on employee litigation matter. Other corporate costs increased by $3.9 million mainly due to increase of $2.8 million in rates and taxes on account of taxes on property located in India and increased software license expenses of $0.4 million which was partially offset by decrease in recruitment expenses by $0.3 million and subcontractor costs by $0.3 million on account of decrease in headcount. Also, there was a one time reversal of provision for doubtful debts for the three months ended March 31, 2014 amounting to $1.1 million.

Facility costs increased by $1.4 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 due to increases in rent and electricity by $1.2 million due to increase in rental facilities in offsore centers and communication costs by $0.2 million.

Depreciation and amortization costs

Depreciation and amortization costs were at 3.3% and 3.2% of revenue for the three months ended March 31, 2015 and 2014, respectively. The increase in costs for the current reporting period was mainly due to expansion of offshore delivery centers in India.

Operating income

Our operating margin (operating income as a percentage of revenue) was 17.0% and 20.2% for the three months ended March 31, 2015 and 2014, respectively. This decrease was mainly due to an increase in selling, general and administrative expense and depreciation and amortization.

Interest expense

Interest expenses were 2.3% and 7.8% of revenues for the three months ended March 31, 2015 and 2014, respectively. The details of interest expense are as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Interest on Senior Notes (including amortization of debt issuance costs)	$4,099	$19,003
Interest expense on line of credit and term loans (including amortization of debt issuance costs)	3,019	3,587
Interest on uncertain tax position	222	991
Other interest charges	49	48

	$7,389	$23,629

The decrease in interest expense of $16.2 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 was primarily on account of a lower interest rate of 4.75% on the new Senior Notes of $325 million as compared to 9.00% on the extinguished Senior Notes of $770 million and repayment of $90 million against the second tranche of the term loan and partial payment of $36 million against the first tranche of the term loan during the third quarter of 2014.

Foreign exchange gain, net

Foreign exchange gain was $6.3 million and $0.2 million for the three months ended March 31, 2015 and 2014, respectively.

We recognized foreign currency gain of $6.3 million and $0.7 million on foreign exchange derivative contracts related to inter-company and end customer receivables and forecasted revenues for the three months ended March 31, 2015 and 2014, respectively.

We also recognized a foreign currency loss of $0.4 million on the re-measurement related to other monetary assets and liabilities and gain of $0.4 million on the re-measurement of the unsecured revolving working credit facility for the three months ended March 31, 2015, as compared to a foreign currency loss of $2.2 million on the re-measurement related to other monetary assets and liabilities and gain of $1.7 million on the re-measurement of the unsecured revolving working credit facility for the three months ended March 31, 2014.

Other income, net

Other income was 0.6% and 2.4% of revenues for the three months ended March 31, 2015 and 2014, respectively. The details of other income are as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Investment income	$1,604	$5,108
Interest income	33	1,625
Gain (loss) on sale of fixed assets	18	(47)
Other	281	668

Other income, net	$1,936	$7,354

Our investment base as of January 1, 2015 and 2014 was $186.7 million and $386.2 million, respectively which attributed to the reduction in investment income.

Interest received on tax refunds from tax authorities amounted to $0.6 million for the three months ended March 31, 2014. Interest received from one of the customers as part of the receivables settlement is $0.7 million for the year ended March 31, 2014.

Income taxes

Our reported effective tax rate (“ETR”), including discrete items recorded during the period, was 31.6% and 29.7% during the three months ended March 31, 2015 and 2014, respectively.

During the first quarter of 2014, the Company filed amended tax returns for prior assessment years for its India jurisdiction in order to claim certain additional benefits and also reassessed India tax positions for the open assessment years, which led to a lower tax expense of $1.1 million during the three months ended March 31, 2014.

Non-controlling interest

As of March 31, 2015, we had approximately 0.5% of the outstanding share capital of IGATE Global held by general public.

For the three months ended March 31, 2015, we recorded $0.1 million share of profits and $0.05 million of accumulated other comprehensive income attributable to non-controlling interest as compared to $0.1 million share of profits and $0.2 million of accumulated other comprehensive income attributable to non-controlling interest for the three months ended March 31, 2014.

Preferred dividend

On November 4, 2014, Viscaria exercised its option to convert its preferred stock into the Company’s common stock. Prior to this conversion, we accrued for cumulative dividends of $8.1 million at a rate of 8.00% per annum, compounded quarterly, for the three months ended March 31, 2014. Following this conversion, there were no remaining issued and outstanding shares of Series B Preferred Stock.

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

The non-GAAP financial measures contained herein exclude the following items and related tax adjustments:

•	Amortization of intangible assets: Intangible assets primarily comprise of customer relationships. We incur charges relating to the amortization of these intangibles. These charges are included in our GAAP presentation of earnings from operations, operating margin, net income and diluted earnings per share. We exclude these charges for purposes of calculating these non-GAAP measures.

•	Stock-based compensation: Although stock-based compensation is an important component of the compensation of our employees and executives, determining the fair value of the stock-based instruments involves a high degree of judgment and estimation and the expense recorded may not reflect the actual value realized upon the future exercise or termination of the related stock-based awards. Furthermore, unlike cash compensation, the value of stock-based compensation is determined using a complex formula that incorporates factors, such as market volatility, that are beyond our control. Management believes it is useful to exclude stock-based compensation in order to better understand the long-term performance of our core business.

•	Merger and reorganization expenses: In 2014, we merged and reorganized our overseas subsidiaries and branches with a view to simplifying the corporate structure and have incurred legal and professional expenses in connection with these actions. Merger and reorganization is an infrequent activity and expenses incurred in connection therein are inconsistent in amount and significantly impacted by the timing and nature of the reorganization. We believe that eliminating these expenses for purposes of calculating these non-GAAP measures facilitates a more meaningful evaluation of our current operating performance and comparisons to our past operating performance.

•	Preferred dividend and accretion to preferred stock: In 2011, we issued 8.00% Series B Preferred Stock. We also incurred issuance costs that have been netted against the proceeds received from the issuance of the Series B Preferred Stock. Prior to its conversion to common stock on November 4, 2014, the Series B Preferred Stock was being accreted over a period of six years. Although, the effect of inclusion of equivalent units of common stock towards convertible participating preferred stock is anti-dilutive for GAAP purposes, the non-GAAP diluted earnings per share has been calculated assuming the conversion of all outstanding shares of preferred stock into equivalent units of common stock. We believe that eliminating these expenses as well as inclusion of equivalent units of common stock towards the preference shares to compute diluted earnings per share for purposes of calculating these non-GAAP measures facilitates a more meaningful evaluation of our current operating performance and comparisons to our past operating performance. As discussed below, following the conversion on November 4, 2014, there were no remaining issued and outstanding shares of Series B Preferred Stock.

From time to time in the future, there may be other items that we may exclude in presenting our financial results.

The table below presents a reconciliation of our non-GAAP financial measures to the most comparable GAAP measures for each of the three months ended March 31, 2015 and 2014, respectively (in thousands, except for per share data):

	Three Months Ended March 31,
	2015	2014
GAAP Net Income attributable to IGATE common shareholders	$38,020	$23,338
Adjustments:
Preferred dividend and accretion to preferred stock	—	8,278
Amortization of Intangible assets	2,286	2,580
Stock-based compensation	4,391	4,297
Merger and reorganization expenses	—	130
Income tax adjustments	(2,039)	(2,243)

Non-GAAP Net income attributable to IGATE common shareholders	$42,658	$36,380

Basic EPS (GAAP) to Basic EPS (Non-GAAP):
BASIC EPS (GAAP)	$0.47	$0.29
Preferred dividend and accretion to preferred stock	—	0.11
Amortization of Intangible assets	0.03	0.03
Stock-based compensation	0.05	0.06
Merger and reorganization expenses	—	0.00
Income tax adjustments	(0.02)	(0.03)

BASIC EPS (Non-GAAP)	$0.53	$0.46

Diluted EPS (GAAP) to Diluted EPS (Non-GAAP):
Diluted EPS (GAAP)	$0.46	$0.29
Preferred dividend and accretion to preferred stock	—	0.10
Amortization of Intangible assets	0.03	0.03

Stock-based compensation	0.05	0.06
Merger and reorganization expenses	—	0.00
Income tax adjustments	(0.02)	(0.03)

Diluted EPS (Non-GAAP)	$0.52	$0.45

Weighted average shares outstanding, Basic	80,888	58,687
Add: Assumed preferred stock conversion	0	20,726

Non-GAAP weighted average shares outstanding, Basic	80,888	79,413

Weighted average dilutive common shares outstanding	82,789	60,541
Add: Assumed preferred stock conversion	0	20,726

Weighted average dilutive common equivalent shares outstanding	82,789	81,267

Non-GAAP Disclosure of Adjusted EBITDA

We present Adjusted EBITDA as a supplemental measure of our performance. We define Adjusted EBITDA as net income plus (i) depreciation and amortization, (ii) interest expense, (iii) income tax expense, minus (iv) other income, net plus (v) foreign exchange (gain)/loss, (vi) stock-based compensation and (vii) merger and reorganization expenses. We eliminated the impact of the above as we do not consider them as indicative of our ongoing operating performance. These adjustments are itemized below. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

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

The table below presents Adjusted EBITDA for each of the three months ended March 31, 2015 and 2014, respectively (in thousands):

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Net income	$38,126	$31,711
Adjustments:
Depreciation and amortization	10,561	9,558
Interest expenses	7,389	23,629
Income tax expense	17,646	13,425
Other income, net	(1,936)	(7,354)
Foreign exchange gain	(6,313)	(204)
Stock-based compensation	4,391	4,297
Merger and reorganization expenses	0	130

Adjusted EBITDA (a non-GAAP measure)	$69,864	$75,192

We present the non-GAAP financial measure Adjusted EBITDA because, management uses this measure to monitor and evaluate the performance of the business and believes the presentation of this measure will enhance the investors’ ability to analyze trends in the business and evaluate our underlying performance relative to other companies in the industry.

Liquidity and Capital Resources

Our cash balances are held in numerous locations throughout the world, of which we hold approximately $117.2 million of cash, cash equivalents and short-term investments in our foreign subsidiaries as of March 31, 2015. Amounts held outside of the United States are utilized to support non-U.S. liquidity needs. Our ongoing cash flows and external borrowings in the United States are expected to be sufficient to meet our primary operating liquidity needs, in the United States, for at least twelve (12) months following this report.

We have provided for the United States federal tax liability on the post-acquisition and pre-merger earnings and profits of the former IGATE Computer (currently merged with IGATE Global). The Company intends to use the remaining accumulated and future earnings of merged entities as well as other foreign subsidiaries to expand operations outside the United States and accordingly, undistributed earnings and profits are deemed permanently reinvested. However, if our intent is to change and we elect to repatriate such undistributed foreign earnings back to United States, it could result in additional income tax payments in future years. We estimate the potential tax liability relating to the repatriation of such undistributed foreign earnings to be approximately $236 million as of March 31, 2015.

The following table summarizes the sources and uses of cash from our condensed consolidated statements of cash flow (in thousands):

	Three Months Ended March 31,
	2015	2014
Net cash provided by operating activities	$346	$17,174
Net cash provided by investing activities	6,530	12,373
Net cash provided by (used in) financing activities	(18,870)	4,790
Effect of exchange rate changes	(3,476)	(1,229)

Net change in cash and cash equivalents	$(15,470)	$33,108

Cash from Operations

Our largest source of operating cash flows is cash collections from our customers for different information technology services we render under various Statements of Work. Our primary uses of cash from operating activities are for personnel related expenditures, leased facilities and taxes.

Net cash provided by operating activities decreased by $16.8 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, primarily due to increases in accounts receivable and unbilled revenues and prepaid expenses and other assets resulting from an increased business.

Investing Activities

Cash provided by investing activities for the three months ended March 31, 2015 was $6.5 million as compared to $12.4 million for the three months ended March 31, 2014.

Our investment portfolio and other investments decreased by $26.4 million for the three months ended March 31, 2015 as compared to $28.3 million for the three months ended March 31, 2014.

Capital expenditures were $19.9 million and $16.0 million for the three months ended March 31, 2015 and 2014, respectively. Significant portions of the capital expenditures were due to the expansion of our campus facilities located in our Indian centers.

Financing Activities

Cash used in financing activities was $18.9 million for the three months ended March 31, 2015 as compared to cash provided by financing activities of $4.8 million for the three months ended March 31, 2014.

During the three months ended March 31, 2015, we entered into arrangements for an unsecured revolving working credit facility with JP Morgan Chase Bank, N.A and The Hongkong and Shangai Banking Corporation Limited (“HSBC”) for a maximum aggregate principal amount of $50 million and $20 million, with the overall borrowing not exceeding the overall limit of $70 million. As of March 31, 2015, we borrowed $27 million against these facilities. We paid $27 million against an unsecured revolving working credit facility undertaken from a bank as we entered into similar arrangements with other banks to avail operational flexibility. We also paid $20 million against a revolver credit facility which was availed for our working capital requirements.

The net proceeds from the exercise of employee stock options were $1.1 million and $2.3 million for the three months ended March 31, 2015 and 2014, respectively.

Our primary future cash requirements will be to fund working capital, debt service, capital expenditures, and benefit obligations. In addition to our working capital requirements, we expect our primary cash requirements for 2015 to be as follows:

•	Debt service—We expect to make payments of approximately $14.9 million during the remaining of 2015 for interest associated with Senior Notes and bank borrowings.

•	Capital expenditures—We expect to spend approximately $55 million for new and existing facility expansion and new hardware and software during the remaining of 2015. Of this, we have open purchase obligations of $24.5 million towards construction of new facilities and purchase of property and equipment. We will fund all capital expenditures through a combination of available cash reserves and short term investments and expect to fund the costs of future expansion through our net cash flows provided by operations.

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

The Company currently has four revolving credit facilities providing for borrowings of up to an aggregate of $145 million subject to certain contractual limitations. As of March 31, 2015, we had borrowed $107 million under the revolving credit facilities. The revolving credit facilities include other conditions that, if not complied with, could restrict our availability to borrow.

The Indenture governing our Senior Notes and our credit agreements contain various covenants which are subject to a number of limitations and exceptions. The Indenture governing the Notes requires us to comply with a Consolidated Total Leverage Ratio, Consolidated Total Secured Leverage Ratio and a Fixed Charge Coverage Ratio when certain events occur. These ratios are based on what we refer to as “Adjusted EBITDA”, which is defined under “Use of non-GAAP Financial Measures” in this Form 10 K. Non- compliance with such covenants could affect our liquidity. We are currently in compliance with all covenants associated with our borrowings. The specific covenants and related definitions can be found in the Indenture and credit agreements, each of which are filed with the SEC.

For more information on the revolving credit facilities and the restrictions on borrowing there under, please refer to Note 4, Line of Credit, Note 5, Term Loans and Note 6, Senior Notes to our audited consolidated financial statements included elsewhere in this Form 10-Q.

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

Based on past performance and current expectations, we expect our existing cash, cash equivalents and short-term investments of $147.2 million as of March 31, 2015, and our ongoing cash flows and external borrowings to be sufficient to meet our operating liquidity requirements described above for at least the twelve (12) months following this report.

Debt Service Obligations

As of March, 31, 2015, principal payments due under our indebtedness were $666 million, excluding capital lease obligations of $1.3 million. Our interest expense for the three months ended March 31, 2015 was $6.3 million.

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

Market Risk Factors

Market risk factors associated with our business are discussed in Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes from the market risk factors previously disclosed in the Company’s
Form 10-K.

Effect of Hypothetical Currency Rate Fluctuations

Our primary net foreign currency exposure is the Indian Rupee. The fair value of foreign exchange contracts is subject to changes in foreign currency exchange rates.

As of March 31, 2015, the potential gain or loss in the fair value of the Company’s outstanding foreign exchange derivative contracts assuming hypothetical 10%, 5%, 2% and 1% fluctuations in currency rates would be approximately:

	Valuation given X% decrease				Fair Value as of March 31, 2015	Valuation given X% increase
Currency fluctuation %	(10%)	(5%)	(2%)	(1%)	—	1%	2%	5%	10%
Derivative Instruments	$40.2	$23.5	$14.4	$11.4	$8.5	$5.7	$2.9	$(5.0)	$(17.4)

Seasonality

Our operations are generally not affected by seasonal fluctuations. However, our consultants’ billable hours are affected by national holidays and vacation policies, which vary by country and by operating company.

Economic Trends and Outlook

According to Gartner Inc. (Source: Gartner Forecast Alert: IT Spending, Worldwide, 1Q15 Update, ID Number: G00272893), an IT research and advisory company, the IT Services industry worldwide IT spending is forecasted to total $942 billion in 2015, a 0.6 % decrease from 2014 spending of nearly $948 billion.

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

As the global economic recovery continues modest growth in IT spending is expected. However, uncertainties surrounding the prospects for a more substantial upturn in global economic growth remain hindrances to the enhanced growth in IT spending. This uncertainty has caused pessimistic business and consumer sentiment throughout the world and led to a reduction in IT outsourcing specifically in collocation, hosting and data center outsourcing. In response, the industry is aggressively pursuing innovations involving cloud computing services that it expects to stimulate demand beyond the modest growth experienced in recent years. Industry players are also aggressively pursuing mergers and acquisitions to stimulate growth. We believe that our business model is somewhat diversified, both geographically and operationally as we serve both IT and IT-enabled solutions. We also believe that our strategy of a global delivery model positions us well to provide a greater breadth of services, expertise and solutions in catering to market needs and opportunities.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

You should carefully consider the risks described below, together with the other information contained in this report, including our financial statements and the related notes appearing in this report. We cannot assure you that any of the events discussed in the risk factors below will not occur. These risks could have a material and adverse impact on our business, results of operations, financial condition and cash flows and if so our future prospects would likely be materially and adversely affected. If any of such events were to happen, the trading price of our common stock could decline, and you could lose all or part of your investment. You should understand that it is not possible to predict or identify all such risks. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties and should be read in conjuction with the risk factors and information disclosed in the Form 10-K.

We face risks related to the Merger of the Company with an entity formed by Cap Gemini that could have a material adverse impact on our business, financial condition, financial results, and stock price.

Completion of the Merger is subject to the satisfaction of various conditions, including the receipt of approval from government or regulatory agencies. There is no assurance that all of the various conditions will be satisfied, or that the Merger will be completed on the proposed terms, within the expected timeframe, or at all. The Merger gives rise to other inherent risks including:

•	legal or regulatory proceedings, the ability of Cap Gemini to obtain the necessary financing in connection with the Merger, or other matters that affect the timing or ability to complete the transaction as contemplated;

•	the possibility of disruption to our business from the Merger, including increased costs as well as diversion of management time and resources;

•	difficulties maintaining business and operational relationships, including relationships with customers, suppliers, and other business partners because of the uncertainty relating to our ability to perform contracts and the completion of the proposed merger;

•	litigation relating to the Merger;

•	the inability to retain key personnel pending consummation of the Merger;

•	the inability to pursue alternative business opportunities or make appropriate changes to our business because of requirements in the Merger Agreement that we conduct our business only in the ordinary course and not take certain specified actions prior to the completion of the Merger;

•	the requirement to pay a termination fee of $161.3 million if the Company terminates the Merger Agreement under certain circumstances, including to enter into a superior proposal, as defined in the Merger Agreement;

•	the risk that the Merger is not completed, which could lead to the loss of or damage to business relationships with customers, suppliers and other business partners, a decline in investor confidence, the failure to retain key personnel, a reduction in profitability due to costs incurred in connection with the Merger, and shareholder litigation, and a decline in the market price of the Company’s stock.

ITEM 6.	EXHIBITS

(a) Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer is filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer is filed herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer is filed herewith.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 6th day of May 2015.

IGATE CORPORATION

May 6, 2015	/s/ ASHOK VEMURI
Ashok Vemuri President, Chief Executive Officer and Director

/s/ SUJIT SIRCAR
Sujit Sircar Chief Financial Officer and Chief Accounting Officer

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